Form 10QSB
period 1995-06-30
MEASUREMENT SPECIALTIES INC
filed 1995-08-14
CIK 778734

				MEASUREMENT SPECIALTIES, INC.
					June 30, 1995


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


				CONSOLIDATED BALANCE SHEET
					(Unaudited)

				ASSETS


Current assets:
  Cash and cash equivalents                                        $284,048
  Accounts receivable, trade, net of allowance for doubtful
    accounts of $27,000                                           2,532,305
  Inventories (Note 3)                                            2,437,673
  Prepaid expenses and other current assets                         197,144
																					  ---------
    Total current assets                                          5,451,170


Property and equipment                                            1,859,082
  Less accumulated depreciation and amortization                  1,111,487
																					  ---------
																					    747,595


Other assets:
  Intangible assets, net of accumulated amortization of $14,000      57,681
  Other assets                                                      308,300
																					  ---------
																					    365,981
																					  ---------

																					 $6,564,746

(See notes to consolidated financial statements.)

			LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable, trade                                        $2,396,682
  Severance benefit payable to former officer                       194,833
  Accrued expenses and other current liabilities                  1,115,118
																					  ---------
    Total current liabilities                                     3,706,633

Other liabilities                                                   356,220
																					  ---------
    Total liabilities                                             4,062,853

Contingencies (Notes 7 and 8)

Shareholders' equity (Note 4):
  Serial preferred stock; 221,756 shares authorized and
    issued; none outstanding
  Common stock, no par; 20,000,000 shares authorized;
    3,528,987 shares issued and outstanding                       5,372,950
  Additional paid-in capital                                         25,000
  Deficit                                                        (2,921,453)
  Currency translation and other adjustments                         25,396
																					  ---------
    Total shareholders' equity                                    2,501,893
																					  ---------

																					 $6,564,746

(See notes to consolidated financial statements.)

			CONSOLIDATED STATEMENTS OF OPERATIONS
					(Unaudited)


															  For the three months ended
																			       June 30,
															     1995             1994


Net sales                                         $5,123,541       $3,325,645

Cost of goods sold (Note 5)                        3,333,493        2,105,709
																---------        ---------
  Gross profit                                     1,790,048        1,219,936


Other expenses (income):
  Selling, general and administrative              1,465,341        1,035,523
  Provision for doubtful accounts                      1,721
  Research and development, net of revenues of
    $26,000 for 1995 and $40,000 for 1994            315,888          168,376
  Interest and other income                           (6,433)          (5,601)
															  ---------        ---------
															     1,776,517        1,198,298
															   ---------        ---------

Net income                                           $13,531          $21,638

											   ---------        ---------
Earnings per common share (Note 6)                     $0.00            $0.01

(See notes to consolidated financial statements.)


			CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

			For the year ended March 31, 1995
			and the three months ended June 30, 1995 (Unaudited)
		                                                                                                Currency
								     								                      Serial                   Additional                  translation
															                           preferred      Common      paid-in                     and other
												                                stock         stock      capital       Deficit      adjustments        Total
													                     		      ---------    ----------   ----------  ------------    -----------     -----------
Balance, April 1, 1994                     $37,599     $5,277,601    $25,000    ($3,268,840)       $12,265      $2,083,625

Conversion of convertible preferred Series
  C stock into 18,918 common shares        (37,599)        37,599

5,500 common shares issued upon exercise
  of warrants                                              22,000                                                   22,000

Net income for the year ended March 31, 1995                         333,856                        333,856

Currency translation adjustment and
  unrealized holding gains and losses on
  available-for-sale marketable securities                                           (7,369)         (7,369)
                               																		      ----------   ----------  ------------    -----------     -----------
Balance, March 31, 1995                                 5,337,200     25,000     (2,934,984)         4,896       2,432,112

10,500 common shares issued upon exercise
  of options and warrants                                  35,750                                                   35,750

Net income for the three months ended
  June 30, 1995                                                                      13,531                         13,531

Currency translation adjustment and
  unrealized holding gains and losses on
  available-for-sale marketable securities                                                          20,500          20,500
                                																		      ----------   ----------  ------------    -----------     -----------

Balance, June 30, 1995                                  $5,372,950    $25,000    ($2,921,453)       $25,396      $2,501,893

(See notes to consolidated financial statements.)

			CONSOLIDATED STATEMENTS OF CASH FLOWS
					(Unaudited)




																					      For the three months ended June 30,
																								   1995                    1994

Cash flows from operating activities:

  Net income                                                               $13,531               $21,638
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                        104,239                67,812
      Provision for doubtful accounts                                        1,721
      Other adjustments                                                                             (198)
      Net changes in operating assets and liabilities:
	Accounts receivable, trade                                               (975,563)             (466,560)
	Inventories                                                              (158,971)                2,495
	Prepaid expenses and other current assets                                 (52,569)                6,892
	Other assets                                                             (122,635)                 (930)
	Accounts payable, trade                                                   993,259              (134,255)
	Trade indebtedness to former related party                                                      414,489
	Accrued expenses and other current liabilities                           (180,000)               93,300
	Other liabilities                                                          58,517
																								-----------            ---------
    Net cash provided by (used in) operating activities                   (318,471)                4,683

Cash flows from investing activities:

  Purchases of property and equipment                                     (187,228)             (116,636)
  Proceeds from sale of property and equipment                               3,553
																								-----------            ---------
    Net cash used in investing activities                                 (183,675)             (116,636)

Cash flows from financing activities:

  Proceeds from exercise of options and warrants                            35,750
																	-----------
    Net cash provided by financing activities                               35,750

Effect of exchange rate changes on cash and cash equivalents                12,635                  (872)

Net change in cash and cash equivalents                                   (453,761)             (112,825)
Cash and cash equivalents, beginning of period                             737,809               749,111
																								-----------            ---------
Cash and cash equivalents, end of period                                  $284,048              $636,286


(See notes to consolidated financial statements.)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information about interim periods is unaudited)

1.  Interim financial statements:

Basis of presentation:
These unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include disclosures required for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements.
Additionally, these interim financial statements are subject to adjustments that might result from the independent audit of the Company's consolidated financial statements for the year ending March
31, 1996.  In the opinion of management, all adjustments and disclosures necessary to make these interim financial statements not misleading have been included. Nevertheless, reference is made to the consolidated annual financial statements included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1995.  Operating results for the three months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996.

Inventories:
Inventories  are  stated at the lower of cost (first-in, first-out) or market.  Cost generally has been estimated using adjusted standard cost.

Income taxes:
Income taxes are provided based on the estimated effective annual tax rate.  The estimate gives effect to net operating loss carryforwards and undistributed earnings of the Company's wholly owned subsidiaries on which deferred income taxes are not provided.


2.  Change in accounting principle:

On April 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115,
"Accounting for Certain Investments in Debt and Equity Securities."  The Company's securities holdings (included in prepaid expenses and other current assets), all of which are classified as available-for-sale, are not material.  However, unrealized gains and losses thereon are accumulated as a separate component of shareholders' equity.  The cumulative effect of this new accounting principle on the consolidated financial statements is not material.


3.  Inventories:
		Raw materials                   $  1,038,787
		Work-in-process                      118,523
		Finished goods                     1,280,363
												------------
												$  2,437,673

The Company provides for estimated losses on inventories which fail to meet its performance requirements or which are no longer used as a result of improvements in manufacturing processes or changes to product lines. The above table reflects write-downs of $165,000 at June 30, 1995.


4.  Shareholders' equity:

The Company is authorized to issue 21,200,000 shares of capital stock of which 221,756 shares have been designated as serial preferred stock and 20,000,000 shares have been designated as common stock.  No serial preferred stock was outstanding at June 30, 1995.  The Board of Directors (the
"Board") has not designated 978,244 authorized shares.

On April 27, 1995 and June 19, 1995, the Board awarded certain employees and non-employee Directors options to purchase an aggregate of 184,000 common shares at $4.00 to $4.875, exercisable under various conditions through April 27, 2005.



5.  Transactions with former related party:

Substantially all consumer products are assembled in China by a company whose principal shareholder was a non-employee Director through October 27, 1994.  Cost of goods sold for 1994 reflects purchases from this company of approximately $1,547,000.



6.  Per share information:

Primary per share information is computed based on the weighted average common and, if dilutive, common equivalent shares, after deducting preferred dividend requirements from net income.  Fully diluted per share information is computed as above and assumes conversion of dilutive convertible preferred shares, if any, after adding preferred dividend requirements back to net income.  Fully diluted per share information has not been presented because there would be no dilutive effect.  The weighted average numbers of shares used were 3,695,345 for 1995 and 3,511,155 for 1994.



7.  Contingencies:

Consumer products generally are marketed under warranties to end users of up to ten years.  The
Company provides for estimated product warranty obligations at the time of sale.

At June 30, 1995, the Company's Hong Kong subsidiary was contingently liable for $116,000 under discounted letters of credit.


8.  Subsequent event:

On July 17, 1995, the Company executed a $2 million revolving line of credit agreement extended by a domestic bank.  Demand borrowings bear interest at 1.125 percent above the bank's prime rate and are collateralized by a senior security interest in substantially all assets.  The agreement requires the Company to maintain certain levels of working capital and net worth and limits the Company's capital expenditures and advances to its subsidiaries. There are no commitment fees or compensating balance requirements.  However, the agreement requires payment of an annual facility fee equal to
0.5 percent of the maximum line of credit and, if the Company were to terminate the agreement before its expiration on July 17, 1997, a declining prepayment premium based on average borrowings.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


				RESULTS OF OPERATIONS



Net sales of $5,124,000 for the three months ended June 30, 1995 increased by 54 percent compared with net sales of $3,326,000 for the three months ended June 30, 1994.  Operating results were near break-even for each year, with net income of $14,000 for 1995 and $22,000 for the same period in
1994.  Profitability for 1995 was affected by increased infrastructure and by changes in the product mix, compared with 1994.

Sales gains approximating $1,798,000 primarily resulted from growth in sales of bath scales.  The
Company's new glass scale was the major contributor to this increase.  Sales of non-bath-scale consumer products were somewhat lower, compared with 1994.  These sales decreases were offset by increased sales of industrial products.

Gross profit for 1995 exceeded that for 1994 by $570,000, as the result of the higher sales level.
However, the average gross profit margin as a percentage of net sales dipped to 34.9 percent for
1995 from 36.7 percent for 1994.  The primary reason for this was the lower gross profit margin realized on new glass scales sold to certain customers in Europe under private label.  The Company is making efforts to improve the gross profit margin on this product by reducing its cost and by seeking to increase prices to certain customers.

Selling, general and administrative expenses increased for 1995, compared with 1994, by approximately $430,000 but at a slower rate than net sales.  As a result, selling, general and administrative expenses comprised 28.6 percent of net sales for 1995, compared with 31.1 percent for
1994.  The increase primarily resulted from higher payrolls associated with expanded staffing for product development, the Company's new facility in China, accounting, materials control and quality assurance.  Additionally, increased payroll costs reflect continued inflation in Hong Kong of 9 percent annually.  The Company also increased its use of outside consultants for various business and technical applications for 1995, compared with 1994.  Expenses of providing for warranty obligations, sales commissions and freight cost increased for 1995, compared with 1994, as the result of the growth in sales.  Higher depreciation and amortization charges for 1995 resulted from property and equipment for the Company's new offices and tooling additions primarily for new scale products.

Research and development expenses, net of customer funding, increased by $148,000 for 1995, compared with 1994.  This rise reflects increased engineering support for the development and enhancement of consumer and industrial products.

Income taxes were not provided for 1995 or 1994 because net operating loss carryforwards were available to offset substantially all income tax liability.


				LIQUIDITY AND CAPITAL RESOURCES


For the three months ended June 30, 1995, net cash flows from operating activities used $318,000, reflecting the Company's break-even operating result, depreciation and amortization of $104,000 and changes in working capital items.  Accounts receivable, which increased by $976,000 as a result of the sales growth for the three months ended June 30, 1995, mainly were financed by increased accounts payable.

Net cash of $184,000 was used in 1995 investing activities, mainly for purchases of equipment and tooling costs for the newer bath scale products and for leasehold improvements, furniture and office equipment for the Company's new offices.  Exercises of common stock purchase warrants and options provided $36,000.

The Company has benefited from off-balance sheet financing provided by its principal manufacturing supplier. This supplier purchases certain components used in the Company's products on its behalf, reducing the Company's need to finance payments to raw materials vendors or furnish letters of credit.  The Company's dependence on this supplier for most of its manufacturing potentially subjects the Company to the risk of interruption of its supply of finished goods for reasons beyond its control.  There are no agreements which would require the Company to make minimum payments to the supplier, nor is the supplier obligated to maintain capacity available for the Company's benefit.

On July 17, 1995, the Company executed a $2 million revolving line of credit agreement extended by a domestic bank.  Demand borrowings bear interest at 1.125 percent above the bank's prime rate and are collateralized by a senior security interest in substantially all assets.  The agreement requires the Company to maintain certain levels of working capital and net worth and limits the Company's capital expenditures and advances to its subsidiaries. There are no commitment fees or compensating balance requirements.  However, the agreement requires payment of an annual facility fee equal to
0.5 percent of the maximum line of credit and, if the Company were to terminate the agreement before its expiration on July 17, 1997, a declining prepayment premium based on average borrowings.

Management believes that these resources will enable the Company to maintain adequate capacity for existing business and planned growth and continue to pay its obligations timely, although no assurance can be given.



PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


The following exhibits are incorporated by reference to the Exhibits to Registration Statement on
Form 8-A,  previously filed with the Securities and Exchange Commission on July 25, 1995:
	(3)(i)  Certificate of Incorporation and Amendments Thereto
	(3)(ii) By-Laws


The following exhibits are included herein:
	(11)    Statement re computation of per share earnings
	(27)    Financial Data Schedule



During the three months ended June 30, 1995, the Company filed a report on Form 8-K dated April 1,
1995 disclosing the appointment of Joseph R. Mallon Jr. as President, Chief Executive Officer and
Chairman of the Board of Directors.




OTHER ITEMS ARE OMITTED BECAUSE THEY ARE NOT REQUIRED OR ARE NOT APPLICABLE.




			SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



				MEASUREMENT SPECIALTIES, INC.
				(Registrant)



									   Joseph R. Mallon Jr.
Date:  August 14, 1995                  President, Chief Executive Officer, and
									   Chairman of the Board of Directors






									   Mark A. Shornick
Date:  August 14, 1995                  Chief Financial Officer, Assistant Secretary,
									and Treasurer








