Form 10QSB
period 1995-06-01
MEASUREMENT SPECIALTIES INC
filed 1995-10-31
CIK 778734

MEASUREMENT SPECIALTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1995
(Information about interim periods is unaudited)

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                  ASSETS
Current assets:
  Cash and cash equivalents                          $1,126,763
  Accounts receivable, trade, net of
    allowance for doubtful accounts of $23,000        2,835,969
  Inventories (Note 3)                                2,216,836
  Prepaid expenses and other current assets             199,869
                                                      ---------
    Total current assets                              6,379,437

Property and equipment                                2,105,736
  Less accumulated depreciation and amortization     (1,160,305)
                                                      ---------
                                                        945,431

Other assets:
  Intangible assets, net of accumulated
    amortization of $18,000                              51,293
  Other assets                                          142,559
                                                      ---------
                                                        193,852

                                                      ---------
                                                     $7,518,720

(See notes to consolidated financial statements.)



  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Borrowings under bank line of
    credit agreement (Note 4)                          $629,661
  Accounts payable, trade                             2,259,055
  Severance benefit payable to former officer           194,833
  Accrued expenses and other current liabilities      1,149,110
                                                      ---------
    Total current liabilities                         4,232,659

Other liabilities                                       445,626
                                                      ---------

    Total liabilities                                 4,678,285

Commitment and contingencies (Note 9)

Shareholders' equity (Note 5):
  Serial preferred stock; 221,756 shares authorized
    and issued; none outstanding
  Common stock, no par; 20,000,000 shares authorized;
    3,531,987 shares issued and outstanding           5,384,950
  Additional paid-in capital                             25,000
  Deficit                                            (2,574,090)
  Currency translation and other adjustments              4,575
                                                      ---------
    Total shareholders' equity                        2,840,435

                                                     $7,518,720

(See notes to consolidated financial statements.)


           CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Unaudited)


                                            For the six months
                                            ended September 30,
                                         1995                 1994
                                         ----                 ----

Net sales                            $12,245,393           $6,775,746

Cost of goods sold (Note 6)            8,087,359            4,379,015
                                      ----------            ---------
  Gross profit                         4,158,034            2,396,731

Other expenses (income):
  Selling, general and administrative  3,120,073            2,063,181
  Provision for doubtful accounts          6,346                4,781
  Research and development, net of
    revenues of $69,000 for 1995 and
    $41,000 for 1994                     664,557              373,576
  Interest expense                        15,406
  Interest and other income              (12,242)             (11,163)
                                      ----------            ---------
                                       3,794,140            2,430,375

Income (loss) before income taxes        363,894              (33,644)

Income taxes                               3,000
                                      ----------            ---------

Net income (loss)                        360,894              (33,644)

                                      ----------            ---------
Earnings (net loss) per common
   share (Note 7)                          $0.10               ($0.01)


(See notes to consolidated financial statements.)


                                                  For the three months
                                                  ended September 30,
                                              1995                   1994
                                              ----                   ----

Net sales                                  $7,121,852             $3,450,101

Cost of goods sold (Note 6)                 4,753,866              2,273,306
                                           ----------              ---------
  Gross profit                              2,367,986              1,176,795

Other expenses (income):
  Selling, general and administrative       1,654,732              1,027,658
  Provision for doubtful accounts               4,625                  4,781
  Research and development, net of
    revenues of $43,000 for 1995 and
    $1,000 for 1994                           348,669                205,200
  Interest expense                             15,406
  Interest and other income                    (5,809)                (5,562)
                                           ----------              ---------
                                            2,017,623              1,232,077

Income (loss) before income taxes             350,363                (55,282)

Income taxes                                    3,000
                                           ----------              ---------
Net income (loss)                             347,363                (55,282)

                                           ----------              ---------
Earnings (net loss) per common
   share (Note 7)                               $0.09                 ($0.02)


(See notes to consolidated financial statements.)


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

       For the year ended March 31, 1995
and the six months ended September 30, 1995 (Unaudited)

                                                                                     Currency
                              Serial                     Additional                 translation
                             preferred      Common        paid-in                    and other
                               stock         stock        capital      Deficit      adjustments      Total
                              -------      ----------     -------    ------------   -----------    ----------
Balance, April 1, 1994        $37,599      $5,277,601     $25,000    ($3,268,840)     $12,265      $2,083,625

Conversion of convertible
  preferred Series C stock
  into 18,918 common shares   (37,599)         37,599

5,500 common shares issued
  upon exercise of warrants                    22,000                                                  22,000

Net income for the year ended
  March 31, 1995                                                         333,856                      333,856

Currency translation adjustment
  and unrealized holding gains
  and losses on available-for-
  sale marketable securities                                                           (7,369)         (7,369)
                              -------      ----------     -------    ------------   -----------    ----------
Balance, March 31, 1995             0       5,337,200      25,000     (2,934,984)       4,896       2,432,112

13,500 common shares issued
  upon exercise of options
  and warrants                                 47,750                                                  47,750

Net income for the six months
  ended September 30, 1995                                               360,894                      360,894

Currency translation adjustment
  and unrealized holding
  gains and losses on available-
  for-sale marketable securities                                                         (321)           (321)

                                           ----------     -------    ------------   -----------    ----------
Balance, September 30, 1995                $5,384,950     $25,000    ($2,574,090)        $4,575    $2,840,435


(See notes to consolidated financial statements.)



CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 8)
                   (Unaudited)
                                                        For the six months
                                                        ended September 30,
                                                     1995                1994
                                                     ----                ----
Cash flows from operating activities:

  Net income (loss)                                 $360,894            ($33,644)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation and amortization                  194,311             131,172
      Provision for doubtful accounts                  6,346               4,781
      Other adjustments                                                   38,419
      Net changes in operating assets and liabilities:
        Accounts receivable, trade                (1,283,591)           (734,368)
        Inventories                                   61,866             (12,347)
        Prepaid expenses and other current assets    (55,294)            (50,347)
        Intangible assets                            (12,147)
        Other assets                                  56,231              38,945
        Accounts payable, trade                      855,632             (21,977)
        Trade indebtedness to former related party                       443,636
        Accrued expenses and other current
          liabilities                               (146,008)            324,168
        Other liabilities                            147,923
                                                  ----------           ---------
    Net cash provided by operating activities        186,163             128,438

Cash flows from investing activities:

  Purchases of property and equipment               (465,352)           (207,021)
                                                  ----------           ---------
    Net cash used in investing activities           (465,352)           (207,021)

Cash flows from financing activities:

  Net borrowings under bank line
     of credit agreement                            629,661
  Proceeds from exercise of options and warrants     47,750
                                                 ----------
    Net cash provided by financing activities       677,411

Effect of exchange rate changes on cash
   and cash equivalents                              (9,268)              (6,789)

Net change in cash and cash equivalents             388,954              (85,372)
Cash and cash equivalents, beginning of period      737,809              749,111
                                                 ----------            ---------
Cash and cash equivalents, end of period         $1,126,763             $663,739


(See notes to consolidated financial statements.)



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS:

Basis of presentation:
These unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include disclosures required for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements. Additionally, these interim financial statements are subject to adjustments that might result from the independent audit of the Company's consolidated financial statements for the year ending March 31, 1996.
 In the opinion of management, all adjustments and disclosures necessary to make these interim financial statements not misleading have been included.
Nevertheless, reference is made to the consolidated annual financial statements included in the Company's Annual Report on Form 10-KSB for the year ended March
31, 1995. Operating results for the six months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996.

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


3.  INVENTORIES:
Raw materials                       $    524,178
Work-in-process                          295,100
Finished goods                         1,397,558
                                    ------------
                                    $  2,216,836

The Company provides for estimated losses on inventories which fail to meet its performance requirements or which are no longer used as a result of improvements in manufacturing processes or changes to product lines. The above table reflects write-downs of $137,000 at September 30, 1995.

4.  BORROWINGS UNDER BANK LINE OF CREDIT AGREEMENT:

At September 30, 1995, borrowings under a $2 million revolving line of credit agreement extended by a domestic bank aggregated $629,661. Borrowings bear interest at 1.125 percent above the bank's prime rate (9.875 percent at September 30, 1995) and are collateralized by a senior security interest in substantially all assets. The agreement requires the Company to maintain certain levels of working capital and net worth and limits the Company's capital expenditures and advances to its subsidiaries. There are no commitment fees or compensating balance requirements. However, the agreement requires payment of an annual facility fee equal to 0.5 percent of the maximum line of credit and, if the Company were to terminate the agreement before its expiration on July 17, 1997, a declining prepayment premium based on average borrowings.


5.  SHAREHOLDERS' EQUITY:

The Company is authorized to issue 21,200,000 shares of capital stock of which 221,756 shares have been designated as serial preferred stock and 20,000,000 shares have been designated as common stock. No serial preferred stock was outstanding at September 30, 1995. The Board of Directors (the "Board") has not designated 978,244 authorized shares.

For the six months ended September 30, 1995, the Board awarded certain employees and non-employee Directors options to purchase an aggregate of 219,000 common shares at $4.00 to $5.00, exercisable under various conditions through August 31, 2005.


6.  TRANSACTIONS WITH FORMER RELATED PARTY:

Substantially all consumer products are assembled in China by a company whose principal shareholder was a non-employee Director through October 27, 1994.
Cost of goods sold for 1994 reflects purchases from this company of approximately $3,453,000 for the six months ended September 30, 1994
($1,906,000 for the three months then ended).


7.  PER SHARE INFORMATION:

Primary per share information is computed based on the weighted average common and, if dilutive, common equivalent shares, after deducting preferred dividend requirements from net income. Fully diluted per share information is computed as above and assumes conversion of dilutive convertible preferred shares, if any, after adding preferred dividend requirements back to net income. Fully diluted per share information has not been presented because there would be no dilutive effect. The weighted average numbers of shares used were:

        For the six months                    For the three months
        ended September 30,                   ended September 30,
        -------------------                   ---------------------
  1995                     1994            1995                  1994
---------                ---------       ---------             ---------
3,734,886                3,494,069       3,764,074             3,494,069


8.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

For the six months ended September 30, 1995, payments of interest expense approximated $9,000 and payments of income taxes approximated $2,000.


9.  COMMITMENT AND CONTINGENCIES:

The Company manufactures and markets digital tire pressure gauges under license from the holder and assignee of certain patents. Royalties, which approximated
$63,000 for the six months ended September 30, 1994, were not material for other periods.


Certain compensation of substantially all employees is contingent upon various performance criteria. Approximately $145,000 was provided for estimated contingent payments earned for the six months ended September 30, 1995.
Provisions for other periods were not material.


Consumer products generally are marketed under warranties to end users of up to ten years. The Company provides for estimated product warranty obligations at the time of sale.


At September 30, 1995, the Company's Hong Kong subsidiary was contingently liable for $264,400 under discounted letters of credit.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales of $12,245,000 for the six months ended September 30, 1995, increased by 81 percent, or approximately $5,469,000 compared with net sales of $6,776,000 for the six months ended September 30, 1994. Operating results for the first six months of 1995 reflect a net profit of approximately
$361,000 compared with a net loss of $34,000 for 1994.

Growth in sales of the Company's line of consumer bath scales continued to outpace the growth of other consumer and industrial product lines. Sales of bath scales for the first six months of 1995 approximated $9,056,000 or 74 percent of net sales, compared with $3,753,000 or 55 percent of net sales for the comparative period for 1994. This increase is largely attributable to sales of the Company's newer glass bath scale, introduced late last year.

Gross profit for the first six months of 1995 approximated $4,158,000 or 34.0 percent of net sales, compared with the prior year's gross profit of approximately $2,397,000 or 35.4 percent of net sales. The lower gross profit percentage primarily resulted from changes in the sales mix. The Company remains committed to achieve cost reductions by developing lower cost technologies combined with improved production yields. The Company also is pursuing prices increases to certain customers.

Selling, general and administrative expenses increased for 1995, compared with 1994, by approximately $1,057,000. However, the increase was at a slower rate than the increase in net sales. As a result, selling, general and administrative expenses comprised 25.5 percent of net sales for 1995, compared with 30.4 percent for 1994. The increase primarily resulted from higher payrolls associated with expanded staff for product and market development, the Company's facility in China, accounting, materials control and quality assurance. Additionally, increased payroll costs reflect continued inflation in Hong Kong of approximately 9 percent annually. The Company also increased its use of business and technical consultants for 1995, compared with 1994.
Expenses of providing for warranty obligations, sales commissions and freight costs increased for 1995, compared with 1994, as a result of the growth in sales. Higher depreciation and amortization changes for 1995 resulted from property and equipment for the Company's new offices and tooling additions primarily for scale products.

Research and development expenses, net of customer funding, increased by approximately $291,000, compared with 1994. The increase resulted from engineering support for the development and enhancement of consumer and industrial products.

Interest expense of approximately $15,000 for 1995 reflects borrowings, approximating $629,000 at September 30, 1995, under the Company's new bank line of credit agreement. The interest rate is 1.125 percent above the bank's prime rate.

Income taxes of $3,000 were provided for 1995, based on the estimated effective annual tax rate. Benefits from net operating loss carryforwards are expected to offset substantially all tax liability for 1995, except for currently payable federal alternative minimum tax. Taxes were not provided for 1994 because of the net loss for that period.


LIQUIDITY AND CAPITAL RESOURCES

For the six month period ended September 30, 1995, net cash flows from operating activities provided $186,000, reflecting the Company's profitable operating results, depreciation and amortization of $194,000 and changes in working capital items. Accounts receivable, which increased by $1,284,000 as a result of the sales growth for the six months ended September 30, 1995, were mainly were financed by accounts payable and by borrowings under the Company's new bank line of credit agreement.

Net cash of $465,000 was used in 1995 investing activities, mainly for purchases of equipment and tooling costs for the newer scale products and for leasehold improvements and equipment for the Company's new office and technical center in China.

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

Net cash of approximately $677,000 was provided by financing activities.  At
September 30, 1995, borrowings under the Company's bank line of credit agreement aggregated $629,000, which represented less than half the eligible collateral available on that date. Other financing activities included the exercises of common stock purchase warrants and options, which provided $48,000 of cash.

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

Management believes that these resources will enable the Company to maintain adequate capacity for existing business and planned growth and continue to pay its obligations timely.


PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



The following exhibits are included herein:

(10)Material contract:  Revolving Loan and Security Agreement between Midlantic
    Bank, N.A. and Measurement Specialties, Inc.
(11)Statement re:  computation of per share earnings
(27)Financial Data Schedule

The Company did not file any reports on Form 8-K during the three months ended
September 30, 1995.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                MEASUREMENT SPECIALTIES, INC.
                                                (Registrant)

                                                Joseph R. Mallon Jr.
          Date:  October 30, 1995               President, Chief Executive
                                                Officer and Chairman of the
                                                Board of Directors


                                                Mark A. Shornick
          Date:  October 30, 1995               Chief Financial Officer,
                                                Assistant Secretary
                                                and Treasurer