Form 10QSB
period 1995-12-31
MEASUREMENT SPECIALTIES INC
filed 1996-02-07
CIK 778734

MEASUREMENT SPECIALTIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              CONSOLIDATED BALANCE SHEETS

                                         ASSETS
                                                        December 31,             March 31,
                                                           1995                    1995
                                                        (unaudited)
                                                        ------------            ----------
Current assets:
  Cash and cash equivalents                               $  654,683            $  737,809
  Accounts receivable, trade, net of allowance for
    doubtful accounts of $37,000 (December) and
    $22,000 (March)                                        2,596,611             1,551,440
  Inventories (Note 3)                                     2,962,763             1,278,702
  Prepaid expenses and other current assets                  180,299               144,575
                                                        ------------            ----------
    Total current assets                                   6,394,356             4,712,526



Property and equipment                                     2,283,620             1,637,532
  Less accumulated depreciation and amortization           1,257,313               984,181
                                                        ------------            ----------
                                                           1,026,307               653,351


Other assets:
  Intangible assets, net of accumulated amortization
    of $54,000 (December) and $27,000 (March)                 52,802                58,522
  Other assets                                               114,770               198,790
                                                        ------------            ----------
                                                             167,572               257,312

                                                        ------------            ----------
                                                        $  7,588,235            $5,623,189

See notes to consolidated financial statements.

                             LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        December 31,             March 31,
                                                           1995                    1995
                                                        (unaudited)
                                                        ------------            ----------

Current liabilities:
  Accounts payable, trade                               $  1,679,444            $1,403,423
  Severance benefit payable to former officer                194,833               194,833
  Accrued expenses and other current liabilities
    (Note 4)                                               2,173,367             1,295,118
                                                        ------------            ----------
    Total current liabilities                              4,047,644             2,893,374

Other liabilities                                            240,241               297,703
                                                        ------------            ----------
    Total liabilities                                      4,287,885             3,191,077

Commitments and contingencies (Notes 4 and 9)

Shareholders' equity (Note 5):
  Serial preferred stock; 221,756 shares authorized
    and issued; none outstanding
  Common stock, no par; 20,000,000 shares
    authorized; issued and outstanding 3,531,987
    shares (December) and 3,518,487 shares (March)         5,384,950             5,337,200
  Additional paid-in capital                                  25,000                25,000
  Deficit                                                 (2,102,663)            (2,934,984)
  Currency translation and other adjustments                  (6,937)                4,896
                                                        ------------            ----------
    Total shareholders' equity                             3,300,350             2,432,112

                                                        ------------            ----------
                                                        $  7,588,235            $5,623,189

See notes to consolidated financial statements.

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)
                                                           For the nine months ended December 31,
                                                                  1995                   1994
                                                               ----------             -----------

Net sales                                                     $18,013,308             $13,102,983

Cost of goods sold (Note 6)                                    11,538,123               8,252,577
                                                               ----------             -----------
  Gross profit                                                  6,475,185               4,850,406


Other expenses (income):
  Selling, general and administrative                           4,681,607               3,569,305
  Provision for doubtful accounts                                  19,730                  10,182
  Research and development, net of revenues of
    $82,000 for 1995 and $68,000 for 1994                         921,489                 627,033
  Interest expense                                                 18,873
  Interest and other income                                       (18,835)                (18,278)
                                                               ----------             -----------
                                                                5,622,864               4,188,242


Income before income taxes                                        852,321                 662,164

Income taxes                                                       20,000
                                                               ----------             -----------
Net income                                                       $832,321                $662,164

                                                               ----------             -----------
Earnings per common share (Note 7)                                  $0.22                   $0.19

See notes to consolidated financial statements.


                                                           For the three months ended December 31,
                                                                  1995                    1994
                                                               ----------              -----------

Net sales                                                      $5,767,915               $6,327,237

Cost of goods sold (Note 6)                                     3,450,764                3,873,563
                                                               ----------              -----------
  Gross profit                                                  2,317,151                2,453,674


Other expenses (income):
  Selling, general and administrative                           1,561,534                1,506,124
  Provision for doubtful accounts                                  13,384                    5,401
  Research and development, net of revenues of
    $13,000 for 1995 and $27,000 for 1994                         256,932                  253,457
  Interest expense                                                  3,467
  Interest and other income                                        (6,593)                  (7,115)
                                                               ----------              -----------
                                                                1,828,724                1,757,867


Income before income taxes                                        488,427                  695,807

Income taxes                                                       17,000
                                                               ----------              -----------
Net income                                                       $471,427                 $695,807

                                                               ----------              -----------
Earnings per common share (Note 7)                                  $0.12                    $0.20

See notes to consolidated financial statements.

                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 For the year ended March 31, 1995
                     and the nine months ended December 31, 1995 (Unaudited)




                                                                                                      Currency
                                                    Serial                  Additional               translation
                                                  preferred      Common      paid-in                  and other
                                                    stock        stock       capital     Deficit     adjustments     Total
                                                  ---------    ----------    -------   ------------  -----------  ----------

Balance, April 1, 1994                             $37,599     $5,277,601    $25,000   ($3,268,840)    $12,265    $2,083,625

Conversion of convertible preferred Series C
  stock into 18,918 common shares                  (37,599)        37,599

5,500 common shares issued upon exercise                           22,000                                             22,000
  of warrants

Net income for the year ended March 31, 1995                                               333,856                   333,856

Currency translation adjustment and unrealized
  holding gains and losses on available-for-sale
  marketable securities                                                                                 (7,369)       (7,369)

                                                  ---------    ----------    -------   ------------  -----------  ----------
Balance, March 31, 1995                                         5,337,200     25,000    (2,934,984)      4,896     2,432,112

13,500 common shares issued upon exercise
  of options and warrants                                          47,750                                             47,750

Net income for the nine months ended
  December 31, 1995                                                                        832,321                   832,321

Currency translation adjustment and unrealized
  holding gains and losses on available-for-sale
  marketable securities                                                                                (11,833)      (11,833)

                                                               ----------    -------   ------------  -----------  ----------
Balance, December 31, 1995                                     $5,384,950    $25,000   ($2,102,663)    ($6,937)   $3,300,350

See notes to consolidated financial statements.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 8)
                                                     (Unaudited)
                                                                For the nine months ended December 31,
                                                                     1995                   1994
                                                                  ----------            -----------
Cash flows from operating activities:
  Net income                                                        $832,321               $662,164
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                  300,475                200,551
      Provision for doubtful accounts                                 19,730                 10,182
      Other adjustments                                               10,717                 32,610
      Net changes in operating assets and liabilities:
        Accounts receivable, trade                                (1,061,221)              (749,640)
        Inventories                                                 (684,061)              (413,721)
        Prepaid expenses and other current assets                    (35,774)               (50,872)
        Intangible assets                                            (21,794)
        Other assets                                                  84,020                 (3,862)
        Accounts payable, trade                                      276,021                898,418
        Accrued expenses and other current liabilities               878,249                478,531
        Other liabilities                                            (57,462)                49,095
                                                                  ----------            -----------
    Net cash provided by operating activities                        541,221              1,113,456


Cash flows from investing activities:
  Purchases of property and equipment                               (653,906)              (283,154)
  Proceeds from sale of property and equipment                                                9,600
                                                                  ----------            -----------
    Net cash used in investing activities                           (653,906)              (273,554)


Cash flows from financing activities:
  Proceeds from exercise of options and warrants                      47,750
                                                                  ----------
    Net cash provided by financing activities                         47,750


Effect of exchange rate changes on cash and cash
  equivalents                                                        (18,191)                (5,139)

Net change in cash and cash equivalents                              (83,126)               834,763
Cash and cash equivalents, beginning of period                       737,809                749,111
                                                                  ----------            -----------
Cash and cash equivalents, end of period                            $654,683             $1,583,874

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995
(Information about interim periods is unaudited)

1.  Interim financial statements:

Basis of presentation:
These unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, while they have been prepared in accordance with the measurement and classification provisions of generally accepted accounting principles, they do not include the footnote information required by generally accepted accounting principles for complete financial statements.
Additionally, these interim financial statements are subject to adjustments that might result from the independent audit of the Company's consolidated financial statements for the year ending March 31, 1996. In the opinion of management, all adjustments and disclosures necessary to make these interim financial statements not misleading have been included. Nevertheless, reference is made to the consolidated annual financial statements included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1995.
Operating results for the nine months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending
March 31, 1996.

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

2.  Accounting changes:

On October 1, 1995, the Company revised two accounting estimates. The Company revised estimated product warranty obligations to reflect more recent warranty claims experience. This revision decreased warranty expense by approximately
$97,000 for the three months ended December 31, 1995. Additionally, the Company revised estimated postemployment benefits to give effect to its employee turnover experience. This revision decreased postemployment benefit costs by $47,000 for the three months ended December 31, 1995.

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

3.  Inventories:
Raw materials             $   616,387
Work-in-process               314,082
Finished goods              2,032,294
                          -----------
                          $ 2,962,763

The Company provides for estimated losses on inventories which fail to meet its performance requirements or which are no longer used as a result of improvements in manufacturing processes or changes to product lines. The above table reflects write-downs of $216,000 at December 31, 1995.

4.  Accrued expenses and other current liabilities:

At December 31, 1995, a portion of customers' inventories of certain products exceeds their current requirements. Although no right of return exists, management has not yet resolved how best to accommodate its customers. The
Company has provided its best estimate of the probable cost of accommodations that ultimately will be required. Management believes that this will be resolved within one year and potentially could result in a loss of up to $112,000 in excess of the amount provided.

5.  Shareholders' equity:

The Company is authorized to issue 21,200,000 shares of capital stock of which 221,756 shares have been designated as serial preferred stock and 20,000,000 shares have been designated as common stock. No serial preferred stock was outstanding at December 31, 1995. The Board of Directors (the "Board") has not designated 978,244 authorized shares.

For the nine months ended December 31, 1995, the Board awarded certain employees and non-employee Directors options to purchase an aggregate of 249,000 common shares at $4.00 to $5.64, exercisable under various conditions through August 31, 2005.

6.  Transactions with former related party:

Substantially all consumer products are assembled in China by a company whose principal shareholder was a non-employee Director through October 27, 1994.
Cost of goods sold for 1994 reflects purchases from this company through that date of approximately $4,029,000.

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
        For the nine months               For the three months
        ended December 31,                ended December 31,
        -------------------               --------------------
      1995             1994            1995                 1994
      ----             ----            ----                 ----
    3,750,846        3,521,011       3,783,299            3,541,091

8.  Supplemental disclosures of cash flow information:

For the nine months ended December 31, 1995, payments of interest expense approximated $19,000 and payments of income taxes approximated $13,000. On
November 2, 1994, 21,756 convertible preferred Series C shares, 8% cumulative,
$1.75 par, were converted into 18,918 common shares.

9.  Commitments and contingencies:

The Company has a $2 million revolving line of credit agreement extended by a domestic bank. No indebtedness was outstanding at December 31, 1995. Demand borrowings bear interest at 1.125 percent above the bank's prime rate (9.625 percent at December 31, 1995) and are collateralized by a senior security interest in substantially all assets. The agreement requires the Company to maintain certain levels of working capital and net worth and limits the Company's capital expenditures and advances to its subsidiaries (see Note 10).
There are no commitment fees or compensating balance requirements. However, the agreement requires payment of an annual facility fee equal to 0.5 percent of the maximum line of credit and, if the Company were to terminate the agreement before its expiration on July 17, 1995, a declining prepayment premium based on average borrowings.

The Company manufactures and markets digital tire pressure gauges under license from the holder and assignee of certain patents. Royalties for the nine months approximated $52,000 for 1995 and $140,000 for 1994.

Certain compensation of substantially all employees is contingent upon various performance criteria. Approximately $306,000 was provided for estimated contingent payments earned for the nine months ended December 31, 1995.
Provisions for other periods were not material.

Consumer products generally are marketed under warranties to end users of up to ten years. The Company provides for estimated product warranty obligations at the time of sale.

At December 31, 1995, the Company's Hong Kong subsidiary was contingently liable for $235,000 under discounted letters of credit.

10.  Subsequent event:

On January 26, 1996, the Company's revolving line of credit agreement was modified to permit capital expenditures of up to $1 million for the year ending
March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results Of Operations

For the nine months ended December 31, 1995, the Company achieved record year-to-date revenues and continued profitability. Net sales were $18,013,000, an increase of $4,910,000 or 37.5 percent compared with the corresponding period in 1994. Operations resulted in net income of $832,000 for 1995, compared with $662,000 for 1994.

The increased revenues mainly resulted from growth in sales of digital bath scales, led by the Company's tempered glass bath scales. The Company's digital tire gauges and digital food scales also contributed significantly to revenues for the nine months ended December 31, 1995.

The revenue growth for the nine months ended December 31, 1995 resulted in a $1,625,000 increase in gross profit, compared with the same period for 1994.
Gross profit for 1995 was $6,475,000 (35.9 percent of net sales), compared with $4,850,000 (37.0 percent of net sales) for 1994. Changes in the sales mix resulted in the lower gross profit margin for the current nine-month period. However, margins for the three months ended December 31, 1995 benefited from ongoing efforts to reduce costs and from price increases.

Selling, general and administrative expenses rose by approximately $1,112,000, though at a slower rate than the increase in net sales. As a result, selling, general and administrative expenses comprised 26.0 percent of net sales for 1995, compared with 27.2 percent for 1994. The sales growth resulted in increased variable expenses including sales commissions, freight costs and the provision for estimated product warranty obligations. The increase in warranty costs was partially offset by a change in accounting estimate.

Payroll costs rose because of expanded staff for product and market development, the Company's facility in China, accounting, materials control and quality assurance. Additionally, increased payroll costs reflect a higher provision for performance compensation and, in Hong Kong, continued inflation approximating 9 percent annually. The increase was offset slightly by a change in estimated postemployment benefit costs in Hong Kong.

The Company also increased its use of business and technical consultants for 1995. Higher depreciation and amortization changes for 1995 resulted from equipment and improvements for the Company's new offices, new product tooling and production and testing equipment.

Research and development expenses, net of customer funding, rose by approximately $294,000, compared with 1994. This resulted from increased engineering support for the development and enhancement of the Company's products.

Interest expense, approximating $19,000 for 1995, results from borrowings under the Company's bank line of credit agreement, repaid by December 31, 1995. The interest rate is 1.125 percent above the bank's prime rate.

Income taxes of $20,000 were provided for 1995, based on the estimated effective annual tax rate. Benefits from net operating loss carryforwards are expected to offset substantially all tax liability for 1995, except for currently payable federal alternative minimum tax. Taxes were not provided for 1994 because of the net loss for that period.

Liquidity And Capital Resources

Cash and cash equivalents decreased by $83,000 for the nine month period ended
December 31, 1995, as positive net cash flows from operating activities were slightly offset by capital expenditures. Additional cash was provided by financing activities.

For the nine month period, operating activities provided net cash flows of $541,000, reflecting the Company's profitable operating results, depreciation and amortization of $300,000 and changes in working capital items. Accounts receivable increased by $1,061,000 and inventories grew by $684,000, reflecting the current growth and planned requirements for the next quarter. Accrued expenses and other current liabilities increased by $878,000, mainly from a seasonal increase in accrued payrolls associated with the forthcoming Chinese lunar new year holiday and a provision for the estimated cost of assisting certain overstocked customers. At December 31, 1995, a portion of customers' inventories of certain products exceeds their current requirements. Although no right of return exists, management has not yet resolved how best to accommodate its customers. The Company has provided its best estimate of the probable cost of accommodations that ultimately will be required. Management believes that this will be resolved within one year and could potentially result in a loss of up to $112,000 in excess of the amount provided.

Purchases of property and equipment aggregated $654,000. These investments mainly represent equipment for manufacture and testing of industrial pressure sensors and scale components, tooling costs for new scale products and leasehold improvements and equipment, primarily at the Company's new office and technical center in China.

$48,000 was provided from exercises of common stock purchase warrants and options.

The Company has a $2 million revolving line of credit agreement expiring on July 17, 1997, extended by a domestic bank. No borrowings were outstanding at December 31, 1995. The agreement requires the Company to maintain certain levels of working capital and net worth and limits the Company's capital expenditures and advances to its subsidiaries. On January 26, 1996, the bank agreed to increase the limit on capital expenditures to $1 million for the year ending March 31, 1996.

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


PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 20, 1995, the Company held an Annual Meeting of Shareholders at which the Shareholders elected Directors to hold terms of office until the next
Annual Meeting of Shareholders.  Additionally, at that Meeting, the
Shareholders ratified the appointment of Grant Thornton as the Company's independent auditors and approved the Company's 1995 Stock Option Plan.  The number of votes cast for and against (including those withheld) and the number of non-votes (including abstentions) were:
                                   Number of votes cast     Number of
                                   for          against     non-votes
                                   ---          -------     ---------
Election of Directors:
  Joseph R. Mallon Jr.           3,238,655        7,700
  John Arnold                    3,238,655        7,700
  Richard S. Betts               3,238,655        7,700
  Theodore Coburn                3,238,655        7,700
  Damon Germanton                3,238,655        7,700
  Steven Petrucelli              3,238,655        7,700
  The Honorable Dan J. Samuel    3,161,655       84,700

Appointment of Grant Thornton    3,240,755        2,200         3,400

Approval of 1995 Stock           2,181,051       53,369        44,700
    Option Plan

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three months ended
December 31, 1995.


The following exhibits are included herein:

(10) Material contract:  Consultant and Representative Agreement between
     Measurement Specialties, Inc. and Donald Weiss

(11) Statement re:  computation of per share earnings

(27) Financial Data Schedule


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MEASUREMENT SPECIALTIES, INC.
                                           (Registrant)


                                           s/ Joseph R. Mallon Jr.
Date:  February 1, 1996                    President, Chief Executive Officer
                                              and Chairman of the Board of
                                              Directors

                                           s/ Mark A. Shornick
Date:  February 1, 1996                    Chief Financial Officer, Assistant
                                              Secretary and Treasurer
