Form 10KSB
period 1996-03-31
MEASUREMENT SPECIALTIES INC
filed 1996-06-24
CIK 778734

MEASUREMENT SPECIALTIES, INC.
80 Little Falls Rd.
Fairfield, NJ 07004

March 31, 1996

INDEX

PART I
Item  1.Description of Business

Item  2.Description of Property

Item  3.Legal Proceedings

Item  4.Submission of Matters to a Vote of Security Holders


PART II
Item  5.Market for Common Equity and Related Stockholder Matters

Item  6.Management's Discussion and Analysis or Plan of Operations

Item  7.Financial Statements

Item  8.Changes In and Disagreements With Accountants on Accounting and Financial
Disclosure

PART III
Item  9.Directors, Executive Officers, Promoters and Control Persons;
Compliance With Section 16(a) of the Exchange Act

Item 10.Executive Compensation

Item 11.Security Ownership of Certain Beneficial Owners and Management

Item 12.Certain Relationships and Related Transactions

Item 13.Exhibits and Reports on Form 8-K


Other items are omitted because they are not required or are not applicable.

SIGNATURES




PART I

Item 1.Description of Business

GENERAL

Measurement Specialties, Inc. ("MSI") and its wholly owned subsidiaries, Measurement
Limited ("ML") and Jingliang Electronics (Shenzhen) Co. Ltd. ("JL"), (collectively referred to as the "Company") design, develop, produce and sell low cost electronic measurement devices for consumer and industrial markets.  These devices measure and display distance, motion, force, pressure or temperature.  The Company's core technology employs specialized electronic components known as micromechanical transducer sensors, and application specific integrated circuits ("ASICs").  Sensors transform the various measurable phenomena into analog electronic signals.  ASICs convert these analog signals to digital signals which are processed in proprietary circuitry.  Calibration is achieved using specialized software and test equipment developed by the Company.

The Company was incorporated in 1981 as an engineering consulting firm and began manufacturing products of its own design following the completion of an initial public offering in 1986.  The Company has sold electronic measurement products since
1987.  By 1991, the Company introduced four principal consumer product lines:
digital bathroom scales, food and postal scales, digital tire pressure gauges and an ultrasonic distance measuring device.  Subsequently, the Company added industrial pressure transducers and medical pressure measurement devices to its product lines.

There are certain factors that could cause results to materially differ from those in the forward-looking statements contained in the following discussion.  Among such important factors are the Company's timely development and market acceptance of new products, the risk associated with the shift in the Company's engineering effort from consumer products to industrial products, the impact of competitive products and pricing, the uncertainty of doing business in China, and such risks and uncertainties as are detailed from time to time in the Company's SEC reports and filings, including this 10-KSB for the year ended March 31, 1996.

The Company operates in two principal industry segments, consumer products and industrial products. The Company's consumer products segment, comprising bath scales, food scales, fish scales, tire pressure gauges, and distance estimators of approximately 94 percent of its revenues, is marketed directly and through manufacturers' representatives, to retail merchandisers and to manufacturers and distributors of such products. Consumer bath scales comprises approximately 66 percent of the Company's revenues. The Company's industrial products, which are sold, also directly and through manufacturers' representatives, to industrial customers requiring controls for pneumatics, hydraulics, refrigeration, off-road, and other applications, include industrial pressure transducers and Shockwriter.


PRODUCTS

The Company's digital scales feature sleek designs, high contrast liquid crystal displays, accurate springless electronic weight measurement using strain gages, automatic zero-set and shut-off and a factory installed lithium battery, guaranteed to function properly for up to ten years.  The Company has extended its line of bathroom scales to include a number of models marketed under the Company's
"Thinner"(TM) brand, with additional models under development.  During the latter part of 1995, the Company released a new bath scale model, handsomely designed from tempered glass using "Sensor Disc"(TM) technology.  The glass bath scale has become the Company's leading bath scale model.  On December 27, 1993, the Company announced a five year manufacturing and supply agreement with Health o meter Products, Inc.
("Health o meter"), which grants Health o meter exclusivity in certain markets provided that, over the course of the five year term, Health o meter makes minimum purchases aggregating $10,000,000.

The Company also has extended its line of consumer scales to include a food and diet scale ("Portion Power"(TM)), principally marketed in Europe.  Another model, marketed in the United States, is used to measure postage ("Postal Power"(TM)).
These scales share features with the Company's bathroom scales and add a tare capability.  Additionally, the Company's postal scale has a built-in algorithm that causes the scale to round up the displayed reading for proper postal rate calculation.

The Company's digital tire gauges ("AccuTire"(TM)) feature accurate electronic pressure measurement, liquid crystal displays and a factory installed lithium battery. Because consumers need not replace batteries, the Company's tire gauges may compete with non-electronic mechanical gauges. The Company has extended its line of tire gauges to include several models.

The Company's digital distance estimator ("Accutape II"(TM)) uses an ultrasonic sensor developed by Polaroid Corporation to measure distance of rooms and enclosures up to fifty feet.  The distance estimator features a liquid crystal display and a factory installed lithium battery.

The Company produces a line of low cost, high output, stainless-steel-isolated pressure transducers using its silicon strain gage sensors.  These compact pressure gages, which transmit measurements to remote monitoring systems by wire, are designed for diverse applications in demanding environments, including pumps and compressors, hydraulic and pneumatic systems, energy and water management, pressure instrumentation and process control.

Shockwriter, a product which is a triaxial acceleration data monitor, records information about shocks sustained by freight in transit.  By monitoring and recording information about acceleration on three axes, including duration of impact and other details of dates and times, Shockwriter may be used to identify the parties responsible for transport damage to valuable cargo.  The Shockwriter product, which is sold to, and marketed by AMP, Incorporated, a US manufacturer of electronic components, to the cargo and insurance industries, has recently passed qualification testing, and a production order has been placed by AMP for a small manufacturing run.

During the past several years the Company maintained a modest medical product line.
Generally, sales from theses products have been decreasing and the Company has de-
emphasized marketing this line.

The Company actively seeks to develop additional innovative products using its core technology for both consumer and industrial market segments.  From time to time, the
Company will form strategic business alliances with other companies for the development and marketing of new technologies and products, which at times may be partially funded by the customer.  Additionally, from time to time the Company markets components to manufacturers for use in their scale manufacturing operations.


MANUFACTURING CAPACITY

Substantially all the Company's manufacturing capacity is located in the People's
Republic of China (the "PRC").  Consumer products are manufactured by Hong Kong suppliers with principal manufacturing operations in the PRC and industrial products are manufactured by JL.  Members of ML's and JL's staffs train production personnel at suppliers and provide engineering and purchasing support and oversee quality assurance.  Additionally, the various strain gage sensor processing operations required for the Company's scales are undertaken at MSI, ML and JL.

The Company recently established an industrial pressure sensor technology center in
Newport News, Virginia, expanding the Company's initiative into the industrial sensor market.  The center's purpose is for the design of high performance, high quality, low-cost, OEM, pressure transducers and the manufacturing cells used in their production.  This technology center will produce prototypes of new products and short production runs of semi-custom pressure transducers, plus provide a pilot plant environment during the product's development phase prior to transferring their manufacturing to JL.


BUSINESS AND CURRENCY RISKS

A former Director of the Company is a principal shareholder of River Display, Ltd.
("RDL"), the Company's primary supplier. There are no agreements which would require the Company to make minimum payments to RDL, nor is RDL obligated to maintain capacity available for the Company's benefit. The Company believes, however, that it accounts for a significant portion of RDL's revenues. The
Company's dependence on external and foreign suppliers for most of its production presents risks of interruption for reasons beyond its control.

Although the PRC is one of the world's fastest growing economies, its potential economic, political and labor developments (including potential political instability, possible nationalization policies, high inflation, currency fluctuation and uncertain legal system) provide a number of uncertainties and risks.  While the
PRC government now appears committed to an economic system hospitable to free enterprise, adoption of economic, legal or trading policies harmful to private industry or high inflation without offsetting devaluation's could significantly disrupt the Company's manufacturing capabilities and the Company's operations and financial condition could be materially adversely affected.  The territory of Hong
Kong will revert to the PRC pursuant to a long-term land lease which expires after
June 30, 1997.  Management cannot predict what impact the expiration of this lease might have on the Company's operations.  However, the Company has benefited from the
PRC's encouragement of foreign investment and has not been adversely affected by political events.  The Company also has benefited from the PRC's "most favored nation" tariff status.  Accordingly, changes in tariffs might have an adverse effect on the cost of goods imported.

Generally, the Company's revenues are priced in United States dollars and its costs and expenses are priced in United States dollars, Hong Kong dollars and Chinese renminbi.  Accordingly, the Company is potentially subject to the risks of foreign currency transaction and translation losses which might result from fluctuations in the values of the Hong Kong dollar and the renminbi.  To reduce the Company's exposure to foreign currency transaction gains or losses resulting from currency fluctuations, the Company may, though to date it has not, purchase currency exchange forward contracts or currency options.  The Company has not employed derivatives or otherwise hedged against these accounting risks because, since October 17, 1983, the
Hong Kong government has tied the value of the Hong Kong dollar to that of the
United States dollar.  Accordingly, fluctuations in the value of the Hong Kong dollar have not been significant.  However, there can be no assurance that the value of the Hong Kong dollar will continue to be tied to that of the United States dollar or that foreign customers and vendors will continue to do business in these currencies.  The Company is unable to determine how sales may have been affected by the performance of the United States dollar compared to that of foreign customers'
currencies.  The Company has not employed derivatives or otherwise hedged against these economic risks because foreign customers' orders generally do not result in significant long-term purchase commitments.

Most raw materials are available from several domestic and Asian vendors.  However, certain specialized electronic components (the sensors used in pressure transducers and the ASICs) now are obtained from a limited number of sources.  ASICs are fabricated to the Company's order by one domestic supplier.  While alternative ASIC fabricators are available, the Company has no current plans to develop a second source for the ASICs.  The ultrasonic sensor used in the Company's distance estimators is obtained solely from Polaroid Corporation, which uses the ultrasonic sensor in its cameras.

PATENTS

The Company is the holder or assignee of issued and pending patents for certain applications of its core technology in the measurement of force, pressure and temperature.  Additionally, pursuant to an agreement with the fabricator of its
ASICs, the Company holds an irrevocable license to the fabricator's related proprietary software under the Semiconductor Chip Protection Act of 1984.  The
Company also has obtained a license to make, use and sell its tire gauges from the holder of certain patents related to electronic tire pressure measurement.  However, the Company has not obtained patents for all its innovations, nor does it plan to do
so.  Additionally, at times the Company engages engineering consultants.  While the
Company generally enters into confidentiality agreements with its consultants, there can be no assurance that proprietary information will not pass to competitors.
Accordingly, assurance cannot be given that competitors might not introduce competitive products nor that holders of related patents might not assert claims of infringement.


CUSTOMERS AND MARKETING

Since 1987, the Company has derived substantially all its revenues from sales of consumer products marketed in North America, Europe and Asia.  United States sales, produced by the Company's personnel and sales representatives, mainly are derived from retail and catalog merchandisers.  Sales to United States customers, to whom 30 to 90 day payment terms generally are extended, comprised 45 percent of consolidated net sales for 1996 and 39 percent for 1995.  Foreign sales, produced by the
Company's personnel, principally are derived from distributors in Europe, Asia and
Canada.  The Company generally requires foreign customers to furnish letters of credit which are discounted, with recourse.  Sales to Korona Haushaltswaren GmbH
("Korona"), a German distributor of houseware products, comprised 32 percent of consolidated net sales for 1996 and 30 percent for 1995.  No other customers accounted for 10 percent or more of annual consolidated net sales for either year.
Two customers accounted for 10 percent or more of consolidated accounts receivable at March 31, 1996.  Service Merchandise Company, Inc., a United States chain of retail catalog stores offering general merchandise, accounted for 20 percent of accounts receivable at that date.  Korona accounted for 37 percent of accounts receivable at that date.

Orders for consumer products are characterized by short lead times and certain seasonal effects on volume.  Additionally, sales generally decline in February, when
ML, JL and suppliers suspend operations in Hong Kong and the PRC for the Chinese
Lunar New Year holiday.  Accordingly, the Company's backlog and revenues ordinarily fluctuate.  Backlog approximated $3,300,000 at March 31, 1996 and $5,700,000 at
March 31, 1995.  Backlog consists only of orders believed to be firm and having designated performance dates.  Substantially all the backlog at March 31, 1996 is expected to be filled within the fiscal year ending March 31, 1997, although no assurance can be given.  The dollar amount of backlog orders is not necessarily indicative of the results that may be expected for an ensuing fiscal period.

The Company is obligated to repair or replace defective products and, accordingly, provides for estimated product warranty obligations. Consumer products generally are marketed under warranties to end users of up to ten years.

The markets for the Company's products are characterized by frequent introductions of competitive products, particularly for consumer products where competitors vie for retail customer recognition.  The Company is unable to estimate the number of companies marketing electronic measuring devices for industrial applications.  Some competitors have been marketing accepted lines of electronic measuring devices for a longer period of time than the Company and possess greater resources than the
Company.  The Company estimates that it holds approximately 5 percent of the market share for its main product which is bath scales.  Generally, the Company's competitive advantage is characterized by the combination of its sleek product designs, features, and low cost.  However, no assurance can be given that the
Company will continue to enjoy these advantages over its competitors.

RESEARCH AND DEVELOPMENT

Research and development expenses, net of customer funding aggregated $1,237,000 for
1996 and $833,000 for 1995.  Pursuant to Statement of Financial Accounting Standards
No. 2, these costs - mainly for "development" rather than "research" as these terms are defined therein - were charged to expense when incurred.  Increased engineering resources are required for product design, testing and improvement especially during the early stages of a product's commercial production.  This is particularly typical for the industrial pressure transducers.  Additionally, the Company continually develops innovative product design modifications and new technologies, intended to improve their performance, appeal, and to further reduce products' unit costs.  A more recent and significant innovation was the development of the "Sensor Disc"(TM)
technology used in the Company's glass bath scale.  Receipts of funding from customer-sponsored development projects were $95,000 for 1996 and $82,000 for 1995.
Pursuant to the Company's accounting policies, recognition of these funds from customer-sponsored development projects generally is deferred until customers'
acceptance of performance milestones.  Provisions for estimated losses on customer-
sponsored projects in progress are made when determined.

EMPLOYEES

At March 31, 1996, the Company had 215 employees compared to 95 at March 31, 1995.
MSI employed 27 persons (1996), compared to 23 (1995), including the Company's four executive officers.  ML had 39 employees (1996), compared to 61 (1995), and JL had
149 (1996), compared to 11 (1995).  During 1996, the Company moved all its manufacturing support from ML in Hong Kong to JL in the PRC where employee compensation is significantly lower.  Employees are not represented by collective bargaining.


Item 2.Description of Property

MSI's headquarters, United States sales office and distribution warehouse and certain design engineering facilities are located in a 14,000 square foot facility in Fairfield, New Jersey, under an operating lease expiring on June 30, 1999.
Additional design engineering, related to the Company's industrial pressure sensor products, is conducted in a 2,000 square foot facility in Newport News, Virginia under an operating lease expiring on June 30, 1999.

JL occupies a 15,000 square foot facility in Shenzhen, PRC under an operating lease expiring on March 1, 2000.  This location contains the Company's PRC facilities for production engineering, quality assurance and certain manufacturing operations.

ML occupies a 7,000 square foot facility in Kwai Chung, in Hong Kong's New
Territories under an operating lease expiring on April 30, 1998.  This location contains the Company's Hong Kong sales office and facilities for certain manufacturing operations and support activities.  Generally, land in Hong Kong is held by the, pursuant to a long-term land lease expiring after June 30, 1997.  The land underlying ML's lease, now held by the United Kingdom Crown, will revert to the
PRC by June 30, 2047 pursuant to the Sino-British Joint Declaration of 1984.

These premises are suitable and adequate for the Company's present operations.


Item 3.Legal Proceedings

None


Item 4.Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal quarter ended March 31, 1996.



PART II


Item 5.Market for Common Equity and Related Stockholder Matters

The Company's common stock, no par value, is traded on the American Stock Exchange
(ticker symbol MSS).  At May 31, 1996, the Company's transfer agent reported that there were 112 record holders of common shares, excluding beneficial owners whose shares are held in the names of various dealers and clearing agencies.  High and low sales prices for the last two fiscal years were:

Fiscal Quarter Ended                   High         Low

June 30, 1994                       $  3.88      $  1.88
September 30, 1994                     3.25         2.13
December 31, 1994                      3.75         2.50
March 31, 1995                         4.88         3.00
June 30, 1995                          6.00         3.75
September 30, 1995                     5.88         4.38
December 31, 1995                      7.00         4.00
March 31, 1996                         5.00         3.75

The Company has not declared cash dividends on its common equity.  Management expects that earnings which may be generated from the Company's near-term operations will be reinvested and that, accordingly, dividends will not be paid to common shareholders in the near future.  Additionally, the payment of dividends is subject to the consent of a bank with which the Company has a revolving credit agreement.


Item 6. (b) Management's Discussion and Analysis of Financial Condition and Results
of Operations


RESULTS OF OPERATIONS


During 1996 the Company continued to achieve record sales and improve its operating results.  Net sales for 1996 were $23,060,000 compared to $17,039,000 for 1995, a net increase of $6,021,000, or 35 percent.  Net income of $987,000 increased by
$653,000 from the prior year's net income results of $334,000.  Sales of bath scales continues to set the pace of the Company's sales growth.  During the latter part of
1995, the Company introduced a new, state-of-the-art electronic bath scale, handsomely designed from tempered glass.

Sales of the Company's bath scales were approximately $15,289,000 in 1996 compared to $9,420,000 in 1995, an increase of $5,869,000, or 62 percent reflecting the significant impact the glass scale's performance had on the Company's sales growth.
The Company's single largest customer is Korona Haushaltswaren GmbH, a German distributor of houseware products and is the largest customer of all bath scale products.

The Company's industrial pressure transducers, increased by approximately $353,000 to $551,000 in 1996 as early marketing results encouraged the launch of a technical development center in Newport News, Virginia.  The purpose of the technical center is to enhance product development and build new technologies in a pilot manufacturing environment prior to manufacturing it at JL.

Gross profit of $8,362,000 for 1996 compared to $6,264,000 increased by approximately $2,098,000, or 34 percent.  The percent of gross margin from year to year compared to 36.3 percent for 1996 to 36.8 percent for 1995.  Gross profit margins can fluctuate by the changes in product, customer, and geographic sales mix.
During 1996, 45 percent of the Company's sales were derived from customers in the
United States and 36 percent from customers in Germany compared to 39 percent and 33 percent for 1995, respectively. Sales to customers within the United States tend to support higher profit margins due to differences in distribution channels employed.
The Company has also benefited from manufacturing cost reduction efforts and customer price increases imposed during the latter part of the 1996.

Selling, general and administrative expenses for 1996 of $6,226,000 increased by approximately $1,315,000 from $4,911,000 for 1995.  These expenses have grown at a slower rate compared to sales the sales growth and for 1996 selling, general and administrative expenses comprised 27 percent of sales compared to 29 percent for
1995.  The largest increases are attributed to increases in variable expenses related to higher revenue levels and increases in marketing and distribution costs such as sales commissions, depreciation and staff expansions.  Selling, general and administrative expenses are net of the effects of two changes in accounting estimates.  Product warranty obligations were adjusted to reflect more recent warranty claims experience, which decreased 1996 warranty expense by $97,000.
Additionally, ML revised its postemployment benefits to give effect to its employee turnover experience, which decreased 1996 postemployment benefits costs by $47,000.
During 1996, a severance payment of approximately $195,000 was paid to a former officer of the Company under an employment severance agreement.  Accruals for this payment were provided in the preceding year.

During 1996, JL commenced operations and now manufactures the Company's industrial pressure transducers.  Further, JL plans to manufacture certain key components for the glass bath scale model.  In connection with this expansion the Company purchased new product tooling, production and testing equipment resulting in higher depreciation costs.  By establishing JL, the Company has the opportunity to reduce costs at ML whereas in Hong Kong employee compensation is comparatively much higher than in the PRC.  Additionally, the Company increased its use of consultants during
1996 for both business and technical applications.

The Company established a provision for doubtful accounts of $18,000 for 1996. To limit credit exposure, the Company actively evaluates the financial condition and trade payment experience of domestic customers, who generally are granted payment terms of up to 90 days. Additionally, the Company generally requires foreign customers to furnish letters of credit and periodically evaluates the credit standing of these customers' financial institutions.

Research and development expenses, net of customer funding, increased by approximately $404,000 to $1,237,000 in 1996 compared to $833,000 for 1995.
Increased engineering resources were required for developing innovative product design modifications and new technologies intended to improve their performance, appeal, and to further reduce products' unit costs.  A more recent and significant innovation was the development of the "Sensor Disc"(TM) technology used in the
Company's glass bath scale.  Receipts for funding customer-sponsored development projects were $95,000 for 1996 and $82,000 for 1995.  Pursuant to the Company's
accounting policies, recognition of these funds from customer-sponsored development projects generally is deferred until customers' acceptance of performance milestones.  Provisions for estimated losses on customer-sponsored projects in progress are made when determined.

In July 1995, the Company established a $2 million revolving line of credit from a domestic bank. A maximum amount of approximately $830,000 was borrowed for an interim period, subsequently repaid and resulting in an interest expense of approximately $19,000. There was no loan balance outstanding at March 31, 1996.
The loan agreement subjects the Company to certain covenants, or restrictions, all of which the Company complied to at March 31, 1996.

Interest, net of expense and other income totaled approximately $22,000 primarily the result of the Company's investment of its surplus cash.

For the year ended March 31, 1996, the Company reported a credit for income taxes of
$85,000 for 1996 which reflects United States and Hong Kong tax benefits from the use of net operating loss carryforwards.  Additionally, the credit for 1996 reflects a reduction in the 100 percent valuation allowance for deferred tax assets at March
31, 1995.  The reduction in the valuation allowance to 75 percent is based on management's assessment that federal net operating loss carryforwards approximating
$600,000, equivalent to 1996 domestic pretax earnings, are more likely than not to be utilized.

For 1996, dilutive common equivalent shares were computed using the modified treasury stock method, which assumes investment of a portion of the exercise proceeds.  Fully diluted per share information is computed as above and assumes conversion of dilutive convertible preferred shares, after adding preferred dividend requirements back to net income.



LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $880,000 of cash and cash equivalents, reflecting the
Company's profitable operating results.  Overall, the operating cash flows were substantial enough to allow the Company's repayment of borrowings on a line of credit required to support the seasonality of working capital needs and fund capital expenditures.  The Company's investing activities of $829,000, was primarily for the purchase of property and equipment and computer software.  Financing activities used only $5,000 of cash and cash equivalents and the effects of exchange rate changes on cash and cash equivalents absorbed $13,000.

Changes in operating assets reflect a decrease in working capital of approximately
$655,000.  This is largely attributed to increases in accounts receivable, inventory and prepaid expenses resulting from the Company's sales growth.  Increases in operating liabilities provided working capital of approximately $254,000 after the payment of the severance benefit to a former officer.  The other changes resulted primarily from customer's cash advances for shipment schedules set prospectively by the customer, the Company's acceptance of certain product returns from a customer net of restocking fees, plus provisions made for the future payment of employee incentive compensation.  The Company's acceptance of product returns from a certain customer requires that the customer apply the sales credit granted to future purchases at a proration whereby the customer must also pay partially in cash.

For 1996, net cash of $829,000 was used in investing activities, principally for the purchase of new property, equipment and computer software.  Manufacturing, test and calibration equipment, plus office computers and equipment, and leasehold improvements were purchased as the Company expanded its manufacturing lines and established its new JL manufacturing facility.  The Company plans to continue investing new products and facilities.  However, at March 31, 1996 there were no material commitments for capital expenditures.

The Company has benefited from off-balance sheet financing provided by its principal manufacturing supplier.  This supplier purchases certain components used in the
Company's products on its behalf, reducing the Company's need to finance payments to raw material vendors or furnish letters of credit.  The financing benefit becomes a declining proportion of the Company's financing as the Company assumes the manufacturing of key components of certain bath scale models.  The Company's dependence on this supplier for most of its manufacturing potentially subjects the
Company to the risk of interruption of its supply of finished goods for reasons beyond its control.  There are no agreements which would require the Company to make minimum payments to the supplier, nor is the supplier obligated to maintain capacity available for the Company's benefit.

The Company established a $2 million domestic bank line which expires on July 17,
1997.  No borrowings were outstanding at March 31, 1996 however, during the year the
Company borrowed $830,000 for an interim period which was shortly thereafter, repaid.  The purpose of such borrowings were necessary as the growth in the relative proportion of domestic business verses foreign (partially financed with letters of credit), as well as growth of the business in general, required the line and provided the collateral necessary for obtaining the line.  The agreement requires the Company to maintain certain levels of working capital and net worth and limits the Company's capital expenditures and advances to its subsidiaries.  Additionally, the amount available to be borrowed is subject to the eligibility of certain collateral, specifically, accounts receivable and inventories.  The Company has grown its capital expenditures and research and development spending financed with positive operating cash flows and as such the need for capital expenditures and product development may continue.  There is no assurance which may be given that funds for such events may be available timely, or at a interest rates attractive to the Company.

Tax payments required in the coming year are expected to exceed those of 1996, as the current tax payable provision of approximately, $79,000 for Hong Kong comes due.

The Company is committed to capitalize JL with approximately $484,000 US dollars, in equity, which was accomplished by March 31, 1996.  PRC exchange controls limit the
Company's ability to repatriate loans or dividends.  Restricted net assets in the
PRC at March 31, 1996 were $568,000.  Foreign currency translation effects have not been material.

At March 31, 1996, the Company had a current ratio of 1.81 compared to 1.63 at March
31, 1995.  The Company continues to benefit from off-balance sheet financing provided by River Display, Ltd., its principal manufacturing supplier.  This supplier purchases certain components used in the Company's products on its behalf, reducing the Company's need to finance payments to raw material vendors or furnish letters of credit.  There are no agreements which would require the Company to make minimum payments to the supplier, nor is the supplier obligated to maintain capacity available for the Company's benefit.

Management believes that cash provided from operations and the existing bank line of credit are expected to be adequate for the Company's existing business and planned growth, plus continue to pay its obligations timely.


NEW ACCOUNTING STANDARDS

During 1996, the FASB issued Statement No. 121, "Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Statement No.
123, "Accounting for Stock-Based Compensation". Under the present circumstances these pronouncements are not expected to have a material effect on the Company's financial statements.

Item 7.Financial Statements

The following financial statements are filed at the end of this report:

Report of Independent Certified Public Accountants

Consolidated Balance Sheet, March 31, 1996

Consolidated Statements of Operations,
      Years Ended March 31, 1996 and 1995

Consolidated Statements of Shareholders' Equity,
      Years Ended March 31, 1996 and 1995

Consolidated Statements of Cash Flows,
      Years Ended March 31, 1996 and 1995

Notes to Consolidated Financial Statements


Item 8.Changes In and Disagreements With Accountants on Accounting and Financial
Disclosure

None



PART III


Item 9.Directors, Executive Officers, Promoters and Control Persons; Compliance With
Section 16(a) of the Exchange Act

On October 20, 1995, Directors listed below were elected to serve on the Board of Directors (the "Board") until the next Annual Meeting of Shareholders.

Name                   Age   Positions and offices        Director since

Joseph R. Mallon Jr.   51    President, Chief Executive   April 1, 1992
                             Officer, and Chairman of
                             the Board of Directors

Damon Germanton        53    Executive Vice President,    March 5 ,1981
                             Chief Operating Officer,
                             Secretary, and Director

Richard S. Betts       52    Director                     April 1, 1992

Steven P. Petrucelli   43    Director                     June 15, 1992

The Hon. Dan J. Samuel 71    Director                     Oct. 27, 1994

John D. Arnold         42    Director                     June 19, 1995

Theodore J. Coburn     42    Director                     Oct. 20, 1995

Mark Cappiello         42    Vice President of Sales      N/A
                             and Marketing

Mark A. Shornick       42    Chief Financial Officer,     N/A
                             Treasurer, and Assistant
                             Secretary


Joseph R. Mallon Jr., who has served as a Director since April 1, 1992, became the
Company's President, Chief Executive Officer and Chairman of the Board on April 1,
1995.  Mr. Mallon has over thirty years experience in electronic sensor technology.
He is a recognized pioneer in silicon micromachining, having published 50 technical papers and having been granted 40 patents.  In October 1985, Mr. Mallon co-founded
NovaSensor, where he served as Co-President and a Director until its acquisition by
Lucas Industries, Inc., a United States subsidiary of Lucas Industries plc. of the
United Kingdom, in January 1990.  From that time until his departure in January
1993, Mr. Mallon was the Executive Vice President and a Director of Lucas
NovaSensor.  Thereafter, until his appointment as President, Chief Executive Officer and Chairman of the Board, Mr. Mallon pursued a graduate program at Stanford
University.  Mr. Mallon serves on the Board's Operations Committee.

Damon Germanton has been a Director and an executive officer since founding the
Company in 1981.  Previously, Mr. Germanton obtained sixteen years experience in military and aerospace applications of micromachined sensor technology.  In addition to serving as Chief Operating Officer, Mr. Germanton is the Company's chief technologist and Managing Director of its Asian operations.  Mr. Germanton, who holds seven patents, serves on the Board's Operations Committee.

Richard S. Betts was appointed to the Board on April 1, 1992.  Mr. Betts has been the President of Rich Plan of Lake Plains, Inc., a distributor of privately labeled food products, since 1973.  Mr. Betts chairs the Board's Audit Committee and serves on its Compensation Committee.

Steven P. Petrucelli, who was elected a Director on June 15, 1992, has consulted in medical technology for more than the past five years.  Since 1979, Dr. Petrucelli has served as an Assistant Professor at Rutgers University in the Biomedical and
Electrical Engineering Departments.  Dr. Petrucelli joined the Company's staff in
1991.  Previously, Dr. Petrucelli consulted for the Company.  Dr. Petrucelli chairs the Board's Operations Committee.

The Hon. Dan J. Samuel, who was elected a Director on October 27, 1994, has been a business consultant since his retirement in 1986.  Previously, Mr. Samuel served as
President and Chief Executive Officer of Scallop Corporation, a wholly owned subsidiary of the Royal Dutch/Shell Group.  Mr. Samuel currently serves on the
Boards of Directors of Canadian Overseas Packaging Company and, since 1985, Witco
Corporation.  Mr. Samuel chairs the Board's Compensation Committee.

John D. Arnold was appointed to the Board on June 19, 1995.  Mr. Arnold has been in private law practice since 1989 and primarily focuses on relationships between
United States technology companies and Asian manufacturers.  Before 1989, Mr. Arnold was employed with the law firm of Wilson, Sonsini, Goodrich & Rosati in Palo Alto,
California and prior thereto with Foley & Lardner in Milwaukee, Wisconsin.  Mr.
Arnold serves on the Board's Audit Committee.

Theodore J. Coburn, elected to the Board on October 20, 1995, provides strategic and financial consulting services for emerging growth companies, is a member of the board of directors for Moovies, Inc., Emerging Germany Fund, Nicholas Applegate
Fund, Inc. and is a trustee for Nicholas Applegate Mutual Fund.  Mr. Coburn was
Managing Director of the Global Equity Transactions Group and a member of the Board of Directors for Prudential Bache Securities from 1986 to 1991 and of Merrill Lynch
Capital Markets from 1983 to 1986.  Mr. Coburn holds a masters degree from the
Harvard University Graduate School of Education and a masters degree at the Harvard
University Divinity School.  Mr. Coburn serves on the Board's Audit and Compensation
Committees.

Mark Cappiello has served as Vice President of Sales and Marketing since January
1988.  Mr. Cappiello has twenty years experience in international consumer products marketing, seventeen of which have been in the scale industry.  Mr. Cappiello previously was employed by Terraillon S.A., a French manufacturer and distributor of scales and balance products, Borg and Sunbeam Corporation.

Mark A. Shornick has served as Chief Financial Officer since he joined the Company on July 10, 1989.  He later added the duties of Treasurer and Assistant Secretary.
Mr. Shornick has nineteen years experience in finance and accounting for emerging companies.  Before joining the Company, he was employed as an audit manager by national and regional accounting firms, Miller, Ellin & Co., Laventhol & Horwath and
Brout & Co., where he specialized in services to publicly held, middle-market multinationals.

Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the
Company, one reporting person failed to file reports required by Section 16(a) of the Exchange Act on a timely basis, as disclosed in these Forms, during the year ended March 31, 1996.  There were no known failures to file required Forms.  Mr.
Mallon filed one late report for one stock purchase in February 1996.  Messrs.
Mallon, Betts, Petrucelli, Samuel, Cappiello and Shornick and Jens F. Hoeg (then a
Director) each filed one late report for one stock option awarded on October 27,
1994.  Mr. Germanton filed one late report for one stock option awarded on December
9, 1994.

Item 10.Executive Compensation

The Company's Summary Compensation Table, Option/SAR Grants Table and Aggregated
Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table for the year ended
March 31, 1996 appear on the following pages. For the year ended March 31, 1996, there were no long-term incentive plan ("LTIP") awards, nor were any stock options or stock appreciation rights repriced.

Non-officer Directors are paid $1,000 for attending each regularly scheduled Board meeting plus $250 for attending ($500 for chairing) each quarterly Committee meeting. Additionally, each non-officer Director is granted an option to purchase
5,000 common shares at market value for the first year of service and an option to purchase 2,500 common shares at market value for each succeeding year of service.

On April 27, 1995, the Board approved a compensation arrangement with the Company's
Chief Executive Officer, who is Chairman of the Board and a shareholder.  The arrangement, effective April 1, 1995, provides for a minimum annual salary of
$100,000, subject to an annual performance bonus which the Board may grant, plus
$12,000 for temporary living expenses for the year ended March 31, 1996.
Additionally, the Board granted the Chief Executive Officer an option to purchase an aggregate of 144,000 common shares at $4.875, exercisable under certain conditions in cumulative annual installments and expiring on various dates through April 27,
2005.

The Company's employment agreement with the Chief Operating Officer provides for a minimum annual salary of $175,000, subject to bonuses and merit increases which may be granted by the Board's Compensation Committee.  Pursuant to the agreement, the
Company would become obligated to pay severance benefits computed based on the average annual compensation for the latest three years of employment if the Board were to decline to renew these agreements by January 31, 1995.  The Chief Operating
Officer agreed to extend, until completion of a review by the Compensation
Committee, the date by which the Board must renew his employment agreement or obligate the Company for a severance benefit thereunder.

Item 10.  (b) Summary Compensation Table

SUMMARY COMPENSATION TABLE

For the Year Ended March 31, 1995
                                                                                      Long Term Compensation
                                         Annual Compensation (1)                    Awards             Payouts
                                         -----------------------                    ------             -------
Name                                                          Other                       Securities
and                    Year                                   Annual       Restricted     Underlying                All Other
Principal              Ended                                  Compen-      Stock          Options/     LTIP         Compen-
Position               March 31   Salary ($)   Bonus ($)      sation ($)   Awards ($)     SARs (#)     Payouts ($)  sation ($)
                                                                (2)                                                   (3)

Joseph R. Mallon Jr.,
President and Chief    1996       100,000      127,000        12,000       0              149,000      0                0
Executive Officer


Damon Germanton,
Executive Vice         1996       165,000       51,000        12,120       0               15,000      0                0
President, Chief       1995       188,000       20,000        13,421       0               10,000      0            2,000
Operating Officer      1994       183,000            0        10,048       0               20,000      0            2,000
and Secretary

Mark Cappiello,        1996       115,000       27,000         7,750       0                    0      0                0
Vice President of      1995       110,000       25,000         8,953       0               50,000      0            2,000
Sales and Marketing    1994       105,000       20,000         5,989       0                    0      0            2,000


Mark A. Shornick,
Chief Financial        1996       107,500        5,000             0       0                    0      0                0
Officer, Treasurer     1995       105,000        5,000             0       0               25,000      0            2,000
and Assistant          1994       102,000        5,000             0       0                    0      0            2,000
Secretary

(1)  Amounts do not include payments of overseas living expenses relating to Mr.
Germanton's Hong Kong assignment.

(2) Perquisites, which did not exceed the lesser of $50,000 or 10 percent of each officer's salary and bonus, principally consist of payments reimbursing Mr.
Germanton for his personal use of his automobile
       and the cost of a Company automobile (excluding insurance) provided for Mr.
Cappiello's personal use. Additionally, the Company paid long-term disability income insurance premiums for the benefit of Mr.
       Germanton ($3,673 for 1996, $3,673 for 1995, and $1,836 for 1994).  Mr.
Mallon was provided an interum $12,000 living allowance for 1996 inconnection with his relocation to the Company's New Jersey headquarters.

(3) All Other Compensation consists of the Company's annual contributions to a defined contribution plan established under section 401(k) of the Internal Revenue
Code.


Item 10.  (c) Option/SAR Grants Table
Option/SAR Grants in Last Fiscal Year
Individual Grants

For the Year Ended March 31, 1996
    (a)                  (b)             (c)           (d)              (e)

                        Number of     % of Total
                        Securities    Options/SARs
                        Underlying    Granted to     Exercise
                        Options/SARs  Employees in   or Base
    Name                Granted (#)   Fiscal Year    Price ($/Sh)  Expiration Date



Joseph R. Mallon Jr.     48,000 (1)    17.36%       $4.88        April 27, 2001
                         24,000 (2)     8.68%       $4.88        April 27, 2002
                         24,000 (3)     8.68%       $4.88        April 27, 2003
                         24,000 (4)     8.68%       $4.88        April 27, 2004
                         24,000 (5)     8.68%       $4.88        April 27, 2005
                          5,000 (6)     1.81%       $4.00        June 19, 2001


Damon Germanton          15,000 (7)     5.42%       $5.64        October 20, 2000

(1) Exercisable beginning April 27, 1996.
(2) Exercisable beginning April 27, 1997.
(3) Exercisable beginning April 27, 1998.
(4) Exercisable beginning April 27, 1999.
(5) Exercisable beginning April 27, 2000.
(6) Exercisable beginning June 19, 1996.
(7) Exercisable beginning October 20, 1995.


Item 10.  (d) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value
Table

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

For the Year Ended March 31, 1996

 (a)                      (b)             (c)           (d)              (e)

                                                     Number of
                                                     Securities      Value of
                                                     Underlying      Unexercised
                                                     Unexercised     In-the-Money
                                                     Options/SARs    Options/SARs
                                                     at FY-End (#)   at FY-End ($)
                                                                          (1)

                      Shares Acquired  Value         Exercisable/    Exercisable/
     Name             on Exercise (#)  Realized ($)  Unexercisable   Unexercisable

Joseph R. Mallon Jr.        0              0             5,000             2,500
                                                       149,000                 0

Damon Germanton             0              0            40,000            30,500
                                                        15,000                 0

Mark Cappiello              0              0           110,000           136,250
                                                        40,000            20,000

Mark A. Shornick            0              0           105,000           133,750
                                                        20,000            10,000

(1) Instrinsic value, based on the excess of the closing price of the Company's common stock at March 31, 1996 ($4.00) over the exercise price of the options.


Item 11.Security Ownership of Certain Beneficial Owners and Management

At May 31, 1996, securities owned by Directors, executive officers and beneficial owners of more than five percent of each class of the Company's voting securities were:

                     Name and Address               Number of Shares   Percent of
Title of Class       of Beneficial Owner            Beneficially Owned Class

Common stock,        Joseph R. Mallon Jr.              180,500(1)       5.0 %
no par value         Measurement Specialties, Inc.
                     80 Little Falls Road
                     Fairfield, NJ 07004

                     Damon Germanton                   405,566(2)      11.4 %
                     Measurement Specialties, Inc.
                     80 Little Falls Road
                     Fairfield, NJ 07004

                     John D. Arnold                      5,000(3)      (4)
                     104 Highland Terrace.
                     Woodside, CA 94062

                     Richard S. Betts                  102,256(5)(3)    2.9 %
                     Rich Plan of Lake Plains, Inc.
                     Box 110
                     20 South Main Street
                     Perry, NY 14530

                     Steven P. Petrucelli               14,000(6)      (4)
                     104 Highland Terrace.
                     Woodside, CA 94062

                     The Hon. Dan J. Samuel              9,000(3)      (4)
                     154 Hillspoint Road
                     Westport, CT 06880

                     Mark Cappiello                    110,000(7)       3.0 %
                     Measurement Specialties, Inc.
                     80 Little Falls Road
                     Fairfield, NJ 07004

                     Mark A. Shornick                  105,000(8)       2.9 %
                     Measurement Specialties, Inc.
                     80 Little Falls Road
                     Fairfield, NJ 07004

                     Current Officers and Directors
                     as a group (9 persons)            931,322(9)      24.0 %

(1) Includes ownership of exercisable options to purchase 58,000 common shares.
(2) Includes ownership of exercisable options to purchase 30,000 common shares;
excludes ownership of 12,555 shares by Mr. Germanton's daughter, of which Mr.
Germanton disclaims beneficial ownership.
(3) Includes ownership by each director of exercisable options to purchase 5,000 common shares.
(4) Percentage of shares beneficially owned does not exceed one percent of the class.
(5) Includes ownership by Mr. Betts and an affiliated company of exercisable options and common stock purchase warrants for 30,608 shares.
(6) Includes ownership of exercisable options to purchase 14,000 common shares.
(7) Includes ownership of exercisable options to purchase 110,000 common shares.
(8) Includes ownership to purchase 105,000 common shares.
(9) Includes ownership by Messrs. Mallon, Germanton, Arnold, Betts, Petrucelli,
Samuel, Cappiello and Shornick of exercisable options and warrants, mentioned above, for an aggregate of 362,608 common shares.

Item 12.Certain Relationships and Related Transactions


Since October 1, 1995, JL has sublet a residence used by employees in the PRC from
Damon Germanton, an officer and Director, under a month-to-month arrangement.  Rent expense is not material.

For 1996, John D. Arnold, a nonemployee Director, provided certain legal services to the Company, fees for which were not material.

Most of the Company's products are obtained from River Display, Ltd., a Hong Kong company of which M. B. Lee is a principal shareholder.  Mr. Lee served on the Board from April 1, 1992 through October 27, 1994.  The Company's purchases from River
Display approximated $4,029,000 from April 1, 1994 through October 27, 1994.



Item 13.Exhibits and Reports on Form 8-K


(a)  Exhibits

Exhibits marked with an asterisk (*) are included herein. Exhibits marked with an "x" are filed by amendment. Other exhibits, incorporated by reference, were previously filed with the Securities and Exchange Commission as indicated.

(3)(I)    Articles of incorporation

Certificate of Incorporation and Amendments thereto, incorporated by reference to
Exhibit 3(a) to the Company's Form S-18 Registration Statement (File No. 33-3530-NY)
and to the Company's Annual Report on Form 10-K for the Year Ended March 31, 1987;
Exhibit B to Proxy Statement for Annual Meeting of Shareholders on August 30, 1988
which further amended Certificate of Incorporation upon approval by Shareholders on
August 30, 1988, incorporated by reference to Exhibit 3(a).1 to Annual Report on
Form 10-K for the year ended March 31, 1992


(3)(ii)    By-laws

Bylaws, incorporated by reference to Exhibit 3(b) to Registration Statement on Form
S-18 (File No. 33-3530-NY); Amendment to Article XII of the Bylaws, adopted January
14, 1994 by consent of the Board of Directors, pursuant to Certificate of
Incorporation, as amended, incorporated by reference to Exhibit (3)(ii) to Annual
Report on Form 10-KSB for the year ended March 31, 1994


(4)    Instruments defining the rights of holders including indentures

Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-18 (File No. 33-3530-NY)

Assignment between Onondaga Venture Capital Fund, Inc. and Harvey Investment Group
dated November 15, 1991, Preferred Series C Stock Certificate issued to Jeffrey B.
Harvey dated December 10, 1991 and Common Stock Purchase Warrants issued to Jeffrey
B. Harvey, Thomas Murdock, Arthur Glick and Rich Plan of Lake Plains, Inc. executed on or about December 10, 1991, incorporated by reference to  Exhibit 10(s).1 to
Annual Report on Form 10-K for the year ended March 31, 1992

Assignments between Rand Capital Corporation and Rand SBIC, Inc. and William F.
Nicklin as Nominee, Purchase and Redemption Agreement with William F. Nicklin and other documents executed on or about November 18, 1992 for the Company's redemption of debt and common stock purchase warrants issued to Rand Capital Corporation and
Rand SBIC, Inc., incorporated by reference to Exhibit 10(t).1 to Annual Report on
Form 10-KSB for the year ended March 31, 1993

Private Offering Memorandum to Accredited Investors Only, dated September 13, 1993, incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-KSB for the
year ended March 31, 1993

Consulting Agreement, dated April 1, 1993, and Common Stock Purchase Warrant, executed on or about May 26, 1993, with Sherleigh Associates, Inc., incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-KSB for the year ended March
31, 1993

Private Offering Memorandum to Accredited Investors Only, dated March 24, 1993, incorporated by reference to Exhibit (4) to Annual Report on Form 10-KSB for the year ended March 31, 1994

Form of Common Stock Purchase Warrants issued to Stephen A. Springer, Feeley &
Wilcox, Inc. and Cameron Towey Central, Inc., incorporated by reference to Exhibit
(4) to Annual Report on Form 10-KSB for the year ended March 31, 1994


(10)    Material contracts

Form of  Employment Agreements with Don Weiss and with Damon Germanton effective
July 1, 1988, Supplement to Proxy Statement for Annual Meeting of Shareholders on
August 30, 1988 related thereto and Amendment to Employment Agreement dated December
23, 1991, incorporated by reference to Exhibit 10(a).1 to Annual Report on Form 10-K for the year ended March 31, 1992; Memorandum to Board of Directors form Donald
Weiss dated January 29, 1993, regarding amendments to Employment Agreements with
Donald Weiss and Damon Germanton, adopted by resolution of the Board of Directors on
February 1, 1993, incorporated by reference to Exhibit 10(a).2 to Annual Report on
Form 10-KSB for the year ended March 31, 1993

Restated Measurement Specialties, Inc. Stock Option Plan (1985), as amended pursuant to Annual Meeting of Shareholders on January 31, 1990, incorporated by reference to
Exhibit 10(i).1 to Annual Report on Form 10-K for the year ended March 31, 1992

Purchase Order from South East Instruments Corporation and related Quotation dated
September 24, 1990, incorporated by reference to Exhibit 10.28 to Annual Report on
Form 10-K for the year ended March 31, 1992.

November 28, 1989 Letter of Intent and July 1, 1990 Manufacturing and Supply
Agreement with B. Braun of America Inc., incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K for the year ended March 31, 1992

Revised Product Development and License Agreement with the Instrument Division of
Dresser Industries, Inc. dated November 12, 1991, incorporated by reference to
Exhibit 10.31 to Annual Report on Form 10-K for the year ended March 31, 1992

Order from Hauni Elektronik GmbH dated July 20, 1990, incorporated by reference to
Exhibit 10.32 to Annual Report on Form 10-K for the year ended March 31, 1992

Development and Confidentiality Agreement with Reebok International Ltd. executed
March 28, 1991, incorporated by reference to Exhibit 10.33 to Annual Report on Form
10-K for the year ended March 31, 1992

License Agreement with Schrader Automotive, Inc. effective April 24, 1992, incorporated by reference to Exhibit 10.34 to Annual Report on Form 10-K for the year ended March 31, 1992

Lease Agreement, executed September 10, 1993, by and between Cascade Properties Ltd.
and Measurement Ltd., incorporated  by reference to Exhibit (10) to Annual Report on
Form 10-KSB for the year ended March 31, 1994

Agreement, executed December 27, 1993, by and between Health o meter Products, Inc.
and Measurement Specialties, Inc., incorporated  by reference to Exhibit (10) to
Annual Report on Form 10-KSB for the year ended March 31, 1994

Lease Agreement, executed April 20, 1994, by and between Stoneycroft Estates Ltd.
and Measurement Ltd., incorporated  by reference to Exhibit (10) to Annual Report on
Form 10-KSB for the year ended March 31, 1994

Lease Agreement, executed May 5, 1994, by and between Transcube Associates and
Measurement Specialties, Inc., incorporated  by reference to Exhibit (10) to Annual
Report on Form 10-KSB for the year ended March 31, 1994

Lease Agreement, executed on or about November 2, 1994, by and between Stoneycroft
Estates Ltd. and Measurement Ltd.

Lease Agreement, executed on January 25, 1995, by and between Eastern Bright
Technology Limited in Shenzhen and Jingliang Electronics (Shenzhen) Co. Ltd. (then doing business as Measurement Limited in China)

Lease Agreement, executed on June 22, 1995, by and between Chu Fung Ming and Amy
Ching Po Yin and Measurement Ltd.

(*) Lease Agreement, executed on May 20, 1996, by and between CMI, Inc. and
Measurement Specialties, Inc.

(11)Statement regarding computation of per share earnings for 1996 and 1995

(21)Subsidiaries of the registrant

The registrant has two subsidiaries: Measurement Limited, organized in Hong Kong, is a wholly owned subsidiary of the Company. Jingliang Electronics (Shenzhen) Co.
Ltd., organized in the PRC, is a wholly owned subsidiary of Measurement Limited.

(27)Financial data schedule



(b)  Reports on Form 8-K

During the three months ended March 31, 1996, the Company did not file any reports on Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEASUREMENT SPECIALTIES, INC.


By:    s/ Joseph R. Mallon, Jr.                   June 3, 1996
          Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       s/ Joseph R. Mallon, Jr.                   June  3, 1996
          President and Chief Executive Officer


       s/ Mark A. Shornick                        June  3, 1996
          Chief Financial Officer and Treasurer

A majority of the Board of Directors:


       s/ Joseph R. Mallon, Jr.                   June 3, 1996

       s/ John D. Arnold                          June 3, 1996

       Richard S. Betts - no signature

       s/ Theodore J. Coburn                      June 3, 1996

       s/ Damon Germanton                         June 3, 1996

       s/ Steven P. Petrucelli                    June 3, 1996

       s/ Dan J. Samuel                           June 3, 1996


- - -----------------------------------------------------------------------

REPORT OF INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Measurement Specialties, Inc.


We have audited the accompanying consolidated balance sheet of Measurement
Specialties, Inc. and subsidiaries as of March 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended March 31, 1996.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to are presented fairly, in all material respects, the consolidated financial position of Measurement
Specialties, Inc. and Subsidiaries of March 31, 1996, and the consolidated results of the operations and their consolidated cash flows for each of the two years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.



GRANT THORNTON, LLP

Parsippany, New Jersey
June 14, 1996


CONSOLIDATED BALANCE SHEET

ASSETS

                                                               March 31,
                                                                 1996



Current assets:
  Cash and cash equivalents                                 $       771,016
  Accounts receivable, trade, net of allowance for
    doubtful accounts of $22,000                                  2,019,281
  Inventories (Note 3)                                            2,500,478
  Deferred income taxes (Note 16)                                    54,000
  Prepaid expenses and other current assets                         193,564
                                                                  ---------
Total current assets                                              5,538,339



Property and equipment                                            2,431,526
  Less accumulated depreciation and amortization                  1,352,642
                                                                  ---------
                                                                  1,078,884


Other assets:
  Intangible assets, net of accumulated amortization
    of $62,000                                                       49,587
  Deferred income taxes (Note 16)                                   107,137
  Other assets                                                      130,896
                                                                    -------
                                                                    287,620
                                                                  ---------
                                                                  ---------
                                                            $     6,904,843

See notes to consolidated financial statements.


LIABILITIES AND SHAREHOLDERS' EQUITY


                                                               March 31,
                                                                 1996

Current liabilities:
  Accounts payable, trade                                   $     1,032,958
  Current taxes payable                                              78,654
  Accrued expenses and other current liabilities (Note 7)         1,953,433
                                                                  ---------
Total current liabilities                                         3,065,045
Other liabilities (Note 8)                                          380,409
                                                                  ---------
Total liabilities                                                 3,445,454

Commitments and contingencies (Note 19)

Shareholders' equity (Note 9):
  Serial preferred stock; 221,756 shares authorized
    and issued; none outstanding                                       -
  Common stock, no par; 20,000,000 shares
    authorized; issued and outstanding 3,531,987 shares           5,384,950
  Additional paid-in capital                                         25,000
  Accumulated Deficit                                            (1,947,953)
  Currency translation and other adjustments                         (2,608)
                                                                  ---------
Total shareholders' equity                                        3,459,389
                                                                  ---------
                                                                  ---------
                                                            $     6,904,843

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS





                                                      For the year ended March 31,
                                                      1996                   1995


Net sales                                           $23,059,539          $17,038,659

Cost of goods sold (Note 15)                         14,698,002           10,774,890
                                                      ---------            ---------
  Gross profit                                        8,361,537            6,263,769


Other expenses (income):
  Selling, general and administrative                 6,226,280            4,911,520
  Provision for doubtful accounts                        18,010               16,656
  Research and development, net of customer funding
    of $95,000 for 1996 and $82,000 for 1995          1,237,596              833,258
  Interest expense                                       19,153
  Interest and other income                             (41,552)
(32,354)
  Provision for former officer's severance
    benefit (Note 6)                                                         194,833
                                                      ---------            ---------
                                                      7,459,487            5,923,913


Income before income taxes                              902,050              339,856

Provision (credit) for income taxes (Note 16)           (84,981)               6,000
                                                       --------             --------
Net income                                             $987,031             $333,856
                                                      ---------            ---------
                                                      ---------            ---------
Earnings per common share (Note 17)                       $0.27                $0.09

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the years ended March 31, 1996, and March 31, 1995
                                                                                              Currency
                                Serial                         Additional                     translation
                                preferred       Common         paid-in                        and other
                                stock           stock          capital         Deficit        adjustments           Total


Balance, April 1, 1994            $37,599     $5,277,601        $25,000     ($3,268,840)        $12,265          $2,083,625

Conversion of convertible
  preferred Series C stock
  into 18,918 common shares       (37,599)        37,599

5,500 common shares issued
  upon exercise of warrants                       22,000                                                             22,000

Net income for the year ended
  March 31, 1995                                                                333,856                             333,856

Currency translation adjustment
  and unrealized holding gains
  and losses on available-for-sale
  marketable securities                                                                          (7,369)             (7,369)
                                 -------------------------------------------------------------------------------------------
Balance, March 31, 1995              -         5,337,200         25,000      (2,934,984)          4,896           2,432,112

13,500 common shares issued upon
  exercise of options and warrants                                               47,750                              47,750

Net income for the year ended
  March 31, 1996                                                                987,031                             987,031

Currency translation adjustment
  and unrealized holding gains
  and losses on available-for-sale
  marketable securities                                                                          (7,504)             (7,504)
                                 -------------------------------------------------------------------------------------------
Balance, March 31, 1996           $  -        $5,384,950        $25,000     ($1,947,953)        ($2,608)         $3,459,389

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 18)

                                                          For the year ended March 31,
                                                             1996             1995

Cash flows from operating activities:
  Net income                                               $987,031        $ 333,856
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation of property and equipment                368,496           260,519
      Amortization of intangible assets and deferred
        financial fees                                       57,596            18,995
      Provision for doubtful accounts                        18,010            16,656
      Other adjustments                                      10,716            28,517
      Deferred taxes                                       (161,137)
      Net changes in operating assets and liabilities:
        Accounts receivable, trade                         (481,038)       (1,015,671)
        Inventories                                        (221,776)         (546,797)
        Prepaid expenses and other current assets           (19,844)          (96,899)
        Other assets                                         67,894           (81,817)
        Accounts payable, trade                            (370,465)          808,126
        Severance benefit payable to former officer        (194,833)          194,833
        Trade indebtedness to former related party                           (358,825)
        Taxes payable                                        78,654
        Accrued expenses and other current liabilities      658,315           557,756
        Other liabilities                                    82,706           297,703
                                                            -------           -------
    Net cash provided by operating activities               880,325           416,952


Cash flows from investing activities:
  Purchases of property and equipment                      (802,345)         (437,489)
  Purchases of intangible assets, primarily computer
    software                                                (26,257)          (19,082)
  Proceeds from sale of property and equipment                                 12,801
                                                           ---------         ---------
    Net cash used in investing activities                  (828,602)         (443,770)


Cash flows from financing activities:
  Borrowings under bank line of credit agreement            829,661
  Repayments under bank line of credit agreement           (829,661)
  Payment of deferred financing costs                       (52,542)
  Proceeds from exercise of options and warrants             47,750            22,000
                                                           ---------           ------
    Net cash (used in) provided by financing activities      (4,792)           22,000


Effect of exchange rate changes on cash and cash
  equivalents                                               (13,724)           (6,484)
                                                            --------           -------

Net change in cash and cash equivalents                      33,207           (11,302)
Cash and cash equivalents, beginning of period              737,809           749,111
                                                            -------           -------
Cash and cash equivalents, end of period                   $771,016          $737,809

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of significant accounting policies:

Principles of consolidation:
The consolidated financial statements include the accounts of Measurement Specialties,
Inc. (the "Company") and both of its wholly owned subsidiaries (the "Subsidiaries"),
Measurement Limited, organized in Hong Kong on August 8, 1986 ("ML"),  and Jingliang
Electronics (Shenzhen) Co. Ltd., organized in the People's Republic of China (the
"PRC") on January 12, 1995 ("JL").  Significant intercompany balances and transactions have been eliminated.

Use of estimates:
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the amounts reported in the financial statements and accompanying notes.
Actual results could differ from those estimates.

Cash equivalents:
The Company considers highly liquid investments with maturities of up to three months, when purchased, to be cash equivalents.

Inventories:
Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and equipment:
Property and equipment are stated at cost.  Depreciation is computed by the straight-
line method over the estimated useful lives of the assets, generally three to ten years.  Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives of the assets.

Research and development:
Expenditures for the design and development of new products, including expenditures for property and equipment having no alternative use, are charged to operations as incurred.  Expenditures are reported net of service revenues, derived from customer-
funded development projects.  Service revenues generally are recognized upon customers'
acceptance of performance milestones.  Provisions for anticipated losses on customer-
funded development projects in progress are made when determined.

Stock based compensation:
The Company accounts for employee stock option grants using the intrinsic value based method.

Income taxes:
Deferred income taxes, computed using the liability method, are provided on temporary differences between the income tax bases of assets and liabilities and their values reported in the financial statements, resulting in taxable or deductible amounts in future years.

Foreign currency translation and transactions:
ML's functional currency is the Hong Kong dollar and JL's functional currency is the
Chinese renminbi.  The Subsidiaries' assets and liabilities are translated into United
States dollars using exchange rates in effect at the balance sheet date and their operations are translated using weighted average exchange rates for the year then ended.  Translation adjustments resulting from the changes in exchange rates from year to year are accumulated as a separate component of shareholders' equity.  Foreign currency transaction gains and losses are included in operations.


2.  Changes in accounting estimates and impact of recently issued accounting standards:

On October 1, 1995, the Company revised two accounting estimates.  The Company revised estimated product warranty obligations to reflect more recent warranty claims experience, which decreased 1996 warranty expense by $97,000.  Additionally, ML revised estimated postemployment benefits to give effect to its employee turnover experience, which decreased 1996 postemployment benefits costs by $47,000.

In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.  Statement No.
121 also addresses the accounting for long-lived assets that are expected to be disposed of.  The Company will adopt Statement No. 121 on April 1, 1996.  Based on present circumstances, management believes the effect of this new accounting principle on the consolidated financial statements will not be material.

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based
Compensation," which provides a choice of accounting methods for transactions in which employees receive equity instruments of the employer, such as stock options.  The
Company will continue to apply the intrinsic value based method of APB Opinion No. 25 and, accordingly, the only effect of adopting Statement No. 123 on employee stock options will be new disclosure requirements.


3.  Inventories:

Raw materials                 $   669,576
Work-in-process                   371,112
Finished goods                  1,459,790
                                ---------
                               $2,500,478

The Company provides for estimated losses on inventories which fail to meet its performance requirements, which are no longer used as a result of improvements in manufacturing processes or changes to product lines or which are held for repackaging.
The above table reflects write-downs of $324,000 at March 31, 1996.


4.  Property and equipment:

Production machinery and equipment           $1,140,719
Tooling costs                                   764,123
Office furniture and equipment                  254,038
Vehicles                                         76,101
Leasehold improvements                          196,545
                                             ----------
                                             $2,431,526


5.  Credit arrangements:

The Company has a $2 million revolving line of credit agreement extended by a domestic bank.  No indebtedness was outstanding at March 31, 1996.  Demand borrowings bear interest at 1.125 percent above the bank's prime rate (aggregating 9.375 percent at
March 31, 1996) and are collateralized by a senior security interest in substantially all assets.  The agreement requires the Company to maintain certain levels of working capital and net worth, limits the Company's capital expenditures and advances to
Subsidiaries and requires the bank's consent for the payment of dividends.  There are no commitment fees or compensating balance requirements.  However, the agreement requires payment of  an annual facility fee equal to 0.5 percent of the maximum line of credit and, if the Company were to terminate the agreement before its expiration on
July 17, 1997, a declining prepayment premium based on average borrowings.


6.  Provision for former officer's severance benefit:

The Company's employment contract with its former Chief Executive Officer was terminated as of March 31, 1995.  The former officer, who is a shareholder, resigned from the Board on that date.  The contract provided for the payment of a $194,833 severance benefit, which was charged to operations for the year ended March 31, 1995.


7.  Accrued expenses and other current liabilities:

Customers' advances                        $1,019,424
Accrued payrolls and fringe benefits          512,050
Current portion of product warranty
    obligations                               179,054
Other                                         242,905
                                           ----------
                                           $1,953,433


8.  Other liabilities:

Product warranty obligations, net of
    current portion                      $   318,536
Accrued postemployment benefits               61,873
                                         -----------
                                         $   380,409


9.  Shareholders' equity:

The Company is authorized to issue 21,200,000 shares of capital stock, of which 221,756 shares have been designated as serial preferred stock and 20,000,000 shares have been designated as common stock.  The Board of Directors (the "Board") has not designated
978,244 authorized shares.  On November 2, 1994, 21,756 convertible preferred Series C shares, comprising all shares of the only series of preferred stock then outstanding, were converted into 18,918 common shares.

JL is subject to certain PRC government regulations, including currency exchange controls, which limit cash dividends and loans to the Company.  At March 31, 1996, JL's restricted net assets approximated $568,000.


10.  Common stock purchase warrants:

                          Number of            Average price per share
                            shares            exercise           market

Outstanding at             336,500             $ 4.93            $ 4.00
   March 31, 1994
Exercised                   (5,500)              4.00              4.74
                           --------              ----              ----
Outstanding at             331,000               4.95              4.63
   March 31, 1995
Exercised                   (8,500)              4.00              5.05
                           --------              ----              ----
Outstanding at             322,500               4.97              4.00
   March 31, 1996


Summarized information about common stock purchase warrants outstanding at March 31,
1996 follows:

                                                                    Average remaining
Number of underlying shares    Exercise     Average exercise price    contractual
outstanding     exercisable    price range  outstanding  exercisable  life (years)

203,000         203,000          $4.00        $ 4.00       $ 4.00          2.0
119,500         119,500           6.63          6.63         6.63          0.5
- - -------         -------
322,500         322,500


11.  Stock option plan:

On October 20, 1995, shareholders ratified the Company's 1995 Stock Option Plan (the
"1995 Plan").  At that date, options to purchase 674,000 shares, granted under the
Company's expired stock option plan, were outstanding.  Options to purchase up to
326,000 common shares may be granted under the 1995 Plan, until its expiration on
September 8, 2005.  Any shares under 1995 Plan grants which expire or otherwise terminate without being exercised become available for later issuance.  There were
251,000 and 440,000 shares available for grants of options at March 31, 1996 and 1995, respectively.  Options generally vest over service periods of up to five years and expire no later than ten years from the date of grant.  Options may, but need not, qualify as "incentive stock options" under section 422 of the Internal Revenue Code.
Tax benefits are recognized upon nonqualified exercises and disqualifying dispositions of shares acquired by qualified exercises.  There were no changes in the exercise prices of outstanding options, through cancellation and reissuance or otherwise, for
1996 and 1995.

                                    Number of        Average price per share
                                     shares         exercise           market
Outstanding at March 31, 1994        295,000         $ 3.14            $ 3.04

    Granted at market                160,000           3.56              3.56
    Granted above market              10,000           3.30              3.00
    Expired                           (5,000)          2.69              N/A
                                     -------           ----              ----
Outstanding at March 31, 1995        460,000           3.30              3.22

    Granted at market                284,000           4.80              4.80
    Granted above market              15,000           5.64              5.13
    Exercised                         (5,000)          2.75              4.25
    Expired                           (5,000)          4.88              N/A
                                     -------           ----              ----
Outstanding at March 31, 1996        749,000           3.91              3.85

Summarized information about stock options outstanding at March 31, 1996 follows:

                                                                    Average remaining
Number of underlying shares    Exercise     Average exercise price    contractual
outstanding     exercisable    price range  outstanding  exercisable  life (years)

 20,000          20,000       $1.65 - $2.29   $ 1.65       $ 1.65          1.6
215,000         215,000        2.30 - $3.19   $ 2.69       $ 2.69          3.6
205,000          63,000        3.20 - $4.44   $ 3.63       $ 3.60          5.9
309,000          40,000        4.45 - $6.19   $ 5.09       $ 6.19          6.5
- - -------         -------
749,000         338,000


12.  Defined contribution plan:

The Company has a defined contribution plan under section 401(k) of the Internal
Revenue Code.  Substantially all the Company's domestic employees are eligible to participate after completing one year of service.  Participants may elect to contribute a portion of their compensation to the plan.  The Company matches a portion of participants' contributions and, at the discretion of the Board, may make profit sharing contributions.  Matching participants' contributions cost $15,000 for fiscal year 1996 and $32,000 for fiscal year 1995.  No profit sharing contributions were made for 1996 or 1995.


13.  Foreign operations:

The Subsidiaries' total assets aggregated $3,224,000 at March 31, 1996.  Their operations reflect intercompany transfers of costs and expenses, including interest on intercompany trade receivables, at amounts established by the Company
                                    1996                1995
Net sales:
To unrelated customers           $14,829,183         $10,724,861
To the Company                       921,039             488,438

Net income                           206,533              28,314


14.  Foreign and major customers:

The percentages of consolidated net sales derived from foreign customers were:
                             1996            1995

Germany                       36 %            33 %
Other Europe                  14              19
Other                          5               9
                              --              --
                              55 %            61 %

One German customer accounted for 32 percent of net sales for 1996 and 30 percent of net sales for 1995.


15.  Transactions with present and former related parties:

JL rents a residential apartment in the PRC from the Chief Operating Officer, under a month-to-month operating lease which commenced in 1996.  Rent expense is not material.

A non-employee Director provided legal services to the Company for 1996, in amounts which were not material.

Substantially all consumer products are assembled in the PRC by a company whose principal shareholder was a non-employee Director through October 27, 1994.  Cost of goods sold for 1995 reflects purchases from this company through that date of approximately $4,029,000.


16.  Income taxes:

Earnings before income taxes were:
                            1996         1995

Domestic                 $ 601,517    $ 311,542
Foreign                    300,533       28,314
                         ---------    ---------
                         $ 902,050    $ 339,856

The provision (credit) for income taxes consisted of:

                            1996         1995

Current:  Federal       $  1,000     $  6,000
          Foreign         78,000
                          ------        -----
Total current             79,000        6,000

Deferred: Federal       (155,000)
          Foreign         16,000
          State         ( 25,000)
                         -------
Total deferred          (164,000)
                        --------        -----
                       ($ 85,000)    $  6,000

Differences between the federal statutory income tax rate and the effective tax rates in those years were:

                                 1996         1995

Statutory tax rate               34.0 %       34.0 %
Operating loss carryforwards    (25.8)       (30.5)
Change in valuation allowance   (20.0)
Lower tax on foreign earnings   (12.3)       (1.4)
Losses not tax benefited         12.6
Other                             2.1        (0.3)
                                -------      -----
                                ( 9.4 %)      1.8 %

The credit for income taxes for 1996 reflects federal and Hong Kong tax benefits of
$201,000 and $32,000, respectively, from the use of net operating loss carryforwards aggregating $785,000.  Additionally, the credit for 1996 reflects a $183,000 reduction in the 100 percent valuation allowance for deferred tax assets at March 31, 1995.  The reduction in the valuation allowance to 75 percent is based on management's assessment that federal net operating loss carryforwards approximating $600,000, equivalent to
1996 domestic pretax earnings, are more likely than not to be utilized.  The provision for income taxes for 1995 reflects federal and Hong Kong tax benefits of $99,000 and
$5,000, respectively, from the use of net operating loss carryforwards aggregating
$319,000.

At March 31, 1996, the Company had a net operating loss carryforward for income tax reporting purposes of $1,039,000 (principally expiring on March 31, 2009) available to reduce future domestic taxable income.  Additionally, the Company had various tax credit carryforwards aggregating $88,000 available to reduce future federal income tax liability.  Use of these domestic carryforwards may be limited by provisions of the Tax
Reform Act of 1986.

At March 31, 1996, the estimated tax effects of temporary differences and carryforwards were:
Deferred tax liabilities:
      Depreciation and amortization of
        property and equipment                    $    34,000
      Other temporary differences, net                (15,000)
                                                      -------
                                                  $    19,000
Deferred tax assets:
    Accrued expenses and other
      current liabilities                         $   220,000
    Other temporary differences, net                   (8,000)
    Net operating loss carryforwards                  427,000
    Tax credit carryforwards                           88,000
                                                      -------
    Total deferred tax assets                         727,000
    Less valuation allowance for
      deferred tax assets                            (547,000)
                                                      -------
                                                      180,000
                                                      -------
Net deferred tax assets                           $   161,000

Net current deferred tax assets aggregate $54,000 and net noncurrent deferred tax
assets aggregate $107,000.   Management is unable to predict whether graduated tax
rates will significantly affect the tax benefits from temporary differences and, accordingly, their tax effects are estimated using marginal rates.

Deferred income taxes are not provided on the Subsidiaries' undistributed earnings, which approximated $270,000 at March 31, 1996.  Because those earnings are expected to be permanently reinvested, no provision for federal and state income taxes on those earnings was provided.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to United States income taxes, subject to an adjustment for foreign tax credits.  Determination of the amount of unrecognized deferred United States income tax liability is not practicable because of the complexities associated with its hypothetical calculation.  However, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the
United States liability.


17.  Per share information:

Primary per share information is computed based on the weighted average common shares and dilutive common equivalent shares outstanding during each period, after deducting preferred dividend requirements from net income and considering the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from their exercise.  For 1996, dilutive common equivalent shares were computed using the modified treasury stock method, which assumes investment of a portion of the exercise proceeds.  Fully diluted per share information is computed as above and assumes conversion of dilutive convertible preferred shares, after adding preferred dividend requirements back to net income.  Fully diluted per share information has not been presented because there would be no dilutive effect.
The weighted average numbers of shares used to compute per share information were
3,894,936 for 1996 and 3,547,340 for 1995.


18.  Supplemental disclosures of cash flow information:

In 1996, payments of interest expense approximated $19,000 and payments of income taxes approximated $14,000.

On November 2, 1994, 21,756 convertible preferred Series C shares, 8% cumulative, $1.75 par, were converted into 18,918 common shares.


19.  Commitments and contingencies:

The Company leases certain property and equipment under noncancellable operating leases expiring on various dates through March 1, 2000.  Rent expense, including real estate taxes, insurance and maintenance expenses associated with net operating leases, approximated $375,000 for 1996 and $333,000 for 1995, net of minor reimbursements by an employee.  At March 31, 1996, total minimum rentals under operating leases with initial or remaining noncancellable lease terms of more than one year were:
Year ending March 31,
      1997                      $ 186,000
      1998                        123,000
      1999                         66,000
      2000                         36,000
                                  -------
                                $ 411,000

The Chief Executive Officer and the Chief Operating Officer, who are Directors and
shareholders, are compensated pursuant to agreements which provide for minimum annual salaries, subject to performance bonuses and merit increases which the Board may grant.
Additionally, the Chief Operating Officer's contract provides for payment of a severance benefit if the Board were to decline to renew the contract.

Certain compensation of substantially all employees is contingent upon various performance criteria. Provisions for estimated contingent payments earned were $344,000 for 1996 and $150,000 for 1995.

The Company manufactures and markets digital tire pressure gauges under license from the holder and assignee of certain patents.  Royalties aggregated $58,000 for 1996 and
$78,000 for 1995.

Consumer products generally are marketed under warranties to end users of up to ten years.  The Company provides for estimated product warranty obligations at the time of sale.

One of the Company's manufacturing processes requires the use of minute quantities of chemicals identified by the Environment Protection Agency as hazardous.  The Company uses its best efforts to handle, store and dispose of these materials in a safe and environmentally sound manner, in accordance with federal, state and local regulations.


20. Financial instruments with concentrations of credit risk or off-balance sheet risk:

Financial instruments which potentially subject the Company to significant concentrations of credit risk principally are cash investments and trade accounts receivable.

The Company generally maintains its cash and cash equivalents (including money market securities mutual funds, which are not insured by the Securities Investor Protection
Corporation) and short-term investments at major financial institutions in the United
States and Hong Kong.  The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy.

Accounts receivable, including bills of exchange from foreign customers, are concentrated in United States retail merchandisers and European distributors of consumer products.  At March 31, 1996, one German customer accounted for 37 percent of accounts receivable and one United States customer accounted for 20 percent of accounts receivable.  To limit credit risk, the Company evaluates the financial condition and trade payment experience of customers to whom credit is extended.  The Company does not require customers to furnish collateral.  However, the Company generally requires foreign customers to furnish letters of credit and periodically evaluates the relative credit standing of these customers' financial institutions.

The Company is potentially subject to off-balance sheet risks of discrepant documents and customers' nonperformance under letters of credit which are discounted, with recourse.  At March 31, 1996, there were no contingent liabilities for discounted letters of credit.


21.  Other risks and uncertainties:

Revenues for 1996 and 1995 were primarily derived from sales of consumer products, primarily bath scales, and is marketed in North America, Europe and Asia.
Concentrations of revenues to a German housewares distributor, collectively represented approximately 32 percent of total revenue.  At March 31, 1996 consolidated accounts receivable concentration resided with two major customers, a German housewares distributor and,  a US chain of retail catalog stores.

Most of the Company's products contain key components, such as its application-specific integrated circuit, which is currently available from only one supplier.  Additionally, the Company's consumer products are sourced from a single supplier with operations in the PRC.  Industrial products are manufactured in the PRC where JL leases manufacturing space and employs its own equipment and work force. The Company's dependence on external and foreign suppliers for most of its production presents risks of interruption for reasons beyond its control, including possible political developments.


Generally, the Company's revenues are priced in United States dollars and its costs and expenses are priced in United States dollars, Hong Kong dollars and Chinese renminbi.
Accordingly, the Company is potentially subject to the risks of foreign currency transaction and translation losses which might result from fluctuations in the values of the Hong Kong dollar and the renminbi.


22.  Subsequent events:

On May 30, 1996, the Company executed an operating lease expiring on June 30, 1999 for industrial pressure sensors design engineering facilities.  On June 3, 1996, ML renewed its Hong Kong office lease through May 1, 1998.  Aggregate minimum rentals under these lease commitments, executed after March 31, 1996, are:
Year ending March 31,
       1997                     $ 96,000
       1998                       27,000
       1999                        5,000
                                --------
                                $128,000


23.  Quarterly results of operations (unaudited):

Quarters ended     June 30, 1995    September 30, 1995    December 31, 1995    March 31, 1996
                        Q1                    Q2                   Q3                Q4
Year ended
   March 31, 1996
Net sales           $5,123,541            $7,121,852           $5,767,915        $5,046,231
Gross profit         1,790,048             2,367,986            2,317,151         1,886,352
Net income              13,531               347,363              471,427           154,710
Earnings per share        0.00                  0.09                 0.12              0.05



Year ended
   March 31, 1995
Net sales           $3,325,645            $3,450,101           $6,327,237        $3,935,676
Gross profit         1,219,936             1,176,795            2,453,675         1,413,363
Net income (loss)       21,638               (55,282)             695,808          (328,308)
Earnings (net loss)
   per share              0.01                 (0.02)                0.20             (0.10)