Form 10QSB
period 1996-06-30
MEASUREMENT SPECIALTIES INC
filed 1996-08-16
CIK 778734

MEASUREMENT SPECIALTIES
June 30, 1996

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
- -----------------------------

CONSOLIDATED BALANCE SHEETS

ASSETS

                                           June 30,                  March 31,
                                             1996                      1996
                                         (unaudited)
                                         -----------                 ---------
Current assets:
  Cash and cash equivalents               $668,018                    $771,016
  Accounts receivable, trade, net of
    allowance for doubtful accounts
    of $18,000 (June) and
    $22,000 (March)                      1,507,427                   2,019,281
  Inventories (Note 3)                   2,426,309                   2,500,478
  Deferred income taxes                     56,840                      56,842
  Prepaid expenses and other
    current assets                         217,290                     186,582
                                         ---------                   ---------
    Total current assets                 4,875,884                   5,534,199


Property and equipment                   2,636,308                   2,431,526
  Less accumulated depreciation
    and amortization                     1,394,672                   1,352,642
                                         ---------                   ---------
                                         1,241,636                   1,078,884


Other assets:
  Intangible assets, net of
    accumulated amortization of
    $69,000 (June) and $62,000 (March)      66,093                      49,587
  Deferred income taxes                    126,000                     126,000
  Other assets                             184,272                     130,896
                                         ---------                   ---------
                                           376,365                     306,483
                                         ---------                   ---------
                                         ---------                   ---------
                                        $6,493,885                  $6,919,566

See notes to consolidated financial statements.


LIABILITIES AND SHAREHOLDERS' EQUITY

                                           June 30,                  March 31,
                                             1996                      1996
                                         (unaudited)
                                         -----------                 ---------
Current liabilities:
  Accounts payable, trade                 $898,555                  $1,032,958
  Income taxes                              73,009                      74,514
  Customers' advances                      731,250                   1,019,424
  Accrued payrolls and fringe benefits     593,249                     512,050
  Accrued expenses and other current
    liabilities                            607,592                     421,959
                                         ---------                   ---------
    Total current liabilities            2,903,655                   3,060,905

Other liabilities:
  Deferred income taxes                     18,849                      18,863
  Other liabilities                        305,983                     380,409
                                         ---------                   ---------
                                           324,832                     399,272
                                         ---------                   ---------
    Total liabilities                    3,228,487                   3,460,177

Contingencies (Note 7)

Shareholders' equity (Note 4):
  Serial preferred stock; 221,756
    shares authorized and issued;
    none outstanding
  Common stock, no par; 20,000,000
    shares authorized; 3,531,987
    shares issued and outstanding        5,384,950                   5,384,950
  Additional paid-in capital                47,141                      25,000
  Deficit                               (2,160,121)                 (1,947,953)
Currency translation and other
  adjustments                               (6,572)                     (2,608)
                                         ---------                   ---------
    Total shareholders' equity           3,265,398                   3,459,389
                                         ---------                   ---------
                                         ---------                   ---------
                                        $6,493,885                  $6,919,566

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited)

                                                      For the three months
                                                          ended June 30,
                                                      1996             1995
                                                   ----------       ----------

Net sales                                          $4,701,404       $5,123,541

Cost of goods sold                                  3,084,703        3,405,760
                                                   ----------       ----------
  Gross profit                                      1,616,701        1,717,781


Other expenses (income):

  Selling, general and administrative               1,510,175        1,393,074
  Provision for doubtful accounts                         568            1,721
  Research and development, net of customer
    funding of $26,000 for 1995                       321,278          315,888
  Interest and other income                            (3,152)          (6,433)
                                                   ----------       ----------
                                                    1,828,869        1,704,250
                                                   ----------       ----------
Net income (loss)                                   ($212,168)         $13,531


Earnings (net loss) per common share (Note 5)          ($0.06)           $0.00

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the year ended March 31, 1996 and the three months ended June 30, 1996
                           (Unaudited)

                                                                                                Currency
                                          Common stock              Additional                 translation
                                     Number                          paid-in                    and other
                                   of shares          $              capital        Deficit    adjustments        Total
                                   ---------      ---------         ----------     ---------    ---------       ---------

Balance, April 1, 1995             3,518,487     $5,337,200           $25,000    ($2,934,984)     $4,896       $2,432,112

Common shares issued upon
  exercise of options and
  warrants                            13,500         47,750                                                        47,750

Net income for the year ended
  March 31, 1996                                                                     987,031                      987,031

Currency translation adjustment
  and unrealized holding gains and
  losses on available-for-sale
  marketable securities                                                                           (7,504)          (7,504)
                                   ---------      ---------         ----------     ---------    ---------       ---------

Balance, March 31, 1996            3,531,987     $5,384,950           $25,000    ($1,947,953)    ($2,608)      $3,459,389

Fair value of nonemployee common
  stock purchase warrants and
  nonemployee options issued for
  services                                                             22,141                                      22,141

Net loss for the three months
  ended June 30, 1996
                                                                                  (212,168)                      (212,168)
Currency translation adjustment
  and unrealized holding gains and
  losses on available-for-sale
  marketable securities                                                                           (3,964)          (3,964)
                                   ---------      ---------         ----------     ---------    ---------       ---------

Balance, June 30, 1996             3,531,987     $5,384,950           $47,141    ($2,160,121)    ($6,572)      $3,265,398

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 6)
                       (Unaudited)

                                                     For the three months
                                                        ended June 30,
                                                  1996                 1995
                                                ----------           ---------
Cash flows from operating activities:

  Net income (loss)                             ($212,168)             $13,531
  Adjustments to reconcile net income
    (loss) to net cash provided by (used in)
    operating activities:
      Depreciation and amortization of
        property and equipment                     96,605               90,273
      Amortization of intangible assets and
        deferred financing costs                   14,955               13,966
      Provision for doubtful accounts                 568                1,721
      Fair value of nonemployee common stock
        purchase warrants and nonemployee options
        issued for services                        22,141
      Other adjustments                             6,374
      Net changes in operating assets and
        liabilities:
        Accounts receivable, trade                511,167             (975,563)
        Inventories                                74,169             (158,971)
        Prepaid expenses and other current
          assets                                  (38,527)             (52,569)
        Other assets                              (53,376)            (122,635)
        Accounts payable, trade                  (134,403)             993,259
        Income taxes                               (1,449)
        Accrued expenses and other current
          liabilities                             (21,342)            (180,000)
        Other liabilities                         (74,426)              58,517
                                                  -------              -------
    Net cash provided by (used in) operating
      activities                                  190,288             (318,471)

Cash flows from investing activities:

  Purchases of property and equipment            (266,068)            (187,228)
  Purchases of intangible assets                  (23,652)
  Proceeds from sale of property and equipment        129                3,553
                                                  -------              -------
    Net cash used in investing activities        (289,591)            (183,675)

Cash flows from financing activities:

  Proceeds from exercise of options and
    warrants                                                            35,750
                                                                        ------
    Net cash provided by financing activities                           35,750

Effect of exchange rate changes on cash and
  cash equivalents                                 (3,695)              12,635

Net change in cash and cash equivalents          (102,998)            (453,761)
Cash and cash equivalents, beginning of period    771,016              737,809
                                                  -------              -------
Cash and cash equivalents, end of period         $668,018             $284,048

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information about interim periods is unaudited)

1.  Interim financial statements:

Basis of presentation:
These unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, while they have been prepared in accordance with the measurement and classification provisions of generally accepted accounting principles, they do not include the footnote information required by generally accepted accounting principles for complete financial statements.
Additionally, these interim financial statements are subject to adjustments that might result from the independent audit of the Company's consolidated financial statements for the year ending March 31, 1997. In the opinion of management, all adjustments and disclosures necessary to make these interim financial statements not misleading have been included. Nevertheless, reference is made to the consolidated annual financial statements included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1996.
Operating results for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996.

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

Reclassifications:
The Company reclassified certain costs associated with manufacturing support and product development activities, previously included in selling, general and administrative expenses, to more clearly depict its results of operations for 1996. Amounts for 1995 were reclassified to conform with the 1996 classifications. Neither period's net operating results were affected by these reclassifications.


2.  Change in accounting principle:

On April 1, 1996, the Company adopted Statement of Financial Accounting
Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to Be Disposed Of." The effect of this new accounting principle on the consolidated financial statements is not material.

3.  Inventories:

                       June             March
Raw materials     $   916,885      $   669,576
Work-in-process       359,498           371,112
Finished goods      1,149,926        1,459,790
                    ---------        ----------
                   $2,426,309       $2,500,478


4.  Shareholders' equity:

The Company is authorized to issue 21,200,000 shares of capital stock of which 221,756 shares have been designated as serial preferred stock and 20,000,000 shares have been designated as common stock. No serial preferred stock was outstanding at June 30, 1996. The Board of Directors has not designated
978,244 authorized shares.


5.  Per share information:

Primary per share information is computed based on the weighted average common and dilutive common equivalent shares outstanding during each period, after deducting preferred dividend requirements from net income and considering the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from their exercise. Fully diluted per share information is computed as above and assumes conversion of dilutive convertible preferred shares, if any, after adding preferred dividend requirements back to net income. Fully diluted per share information has not been presented because there would be no dilutive effect.
The weighted average numbers of shares used were 3,531,987 for 1996 and 3,695,345 for 1995.


6.  Supplemental disclosures of cash flow information:

For 1996, the Company issued nonemployee common stock purchase warrants and nonemployee options in consideration for services with a fair value of $22,141.


7.  Contingencies:

Consumer products generally are marketed under warranties to end users of up to ten years. The Company provides for estimated product warranty obligations at the time of sale.

One of the Company's manufacturing processes requires the use of minute quantities of chemicals identified by the Environmental Protection Agency as hazardous. The Company uses its best efforts to handle, store and dispose of these materials in a safe and environmentally sound manner, in accordance with federal, state and local regulations.

At June 30, 1996, the Company's Hong Kong subsidiary was contingently liable for $70,000 under discounted letters of credit.



Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations
- ------------------------------------------------------------------------

RESULTS OF OPERATIONS

For the three months ended June 30, 1996, net sales of $4,701,000 decreased by approximately 8 percent compared with net sales of $5,124,000 for the three months ended June 30, 1995. Operations for the three months ended June 30, 1996 resulted in a net loss of $212,000 compared with net income of $14,000 for the same period in 1995.

Sales of bath scales approximated $2,800,000 for the three months ended June
30, 1996 compared with $3,542,000 for 1995, mainly as a result of cautious ordering by certain European customers. This decrease was partially offset by increased sales of other consumer and industrial products.

The gross profit margin for the three months ended June 30, 1996 approximated
34.4 percent of net sales, compared with 33.5 percent for the same period in 1995. The 1996 gross profit margin benefited from the products and the higher proportion of United States distribution channels in the sales mix for that period. These favorable effects were partially offset by increased manufacturing costs at the Company's recently established China plant, which is not yet manufacturing at full capacity. Annualized inventory turns were
5.0 times for the three months ended June 30, 1996, compared with 5.7 times for the same period in 1995.

Selling, general and administrative expenses for the three months ended June
30, 1996 increased by $117,000, compared with the same period for 1995.
Employee compensation and relocation costs increased, primarily from additions to marketing and financial staff. Additionally, the Company increased its provision for product warranty obligations as a result of the quarter's claims experience.

Research and development expenses increased slightly, from June 1996 launch of the Virginia Transducer Engineering Center, net of a reduction in costs effected by the increased proportion of engineers operating in China.

The Company adopted Statement of Financial Accounting Standards No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" for 1996. The effect of this new accounting principle is not material.

Income taxes were not provided for either three month period, as a result of the net loss for 1996 and because net operating loss carryforwards were available to offset net income for the three months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended June 30, 1996, operating activities provided
$190,000 of net cash flows, compared with the same period for 1995, in which $318,000 was used in operating activities. Reductions of trade accounts receivable and inventories, partially offset by reduction of trade accounts payable, offset the cash impact of the net loss for 1996. Quarter-end trade accounts receivable comprised 34 days' sales at June 30, 1996, compared with 36 days' sales one year earlier.

The Company invested $266,000 in 1996 purchases of property and equipment, mainly for the Company's facilities in China and its new Virginia Transducer
Engineering Center. The Company plans to expand its capabilities in Virginia and continue investing in new product tooling. However, there were no material commitments for capital expenditures at June 30, 1996.

At June 30, 1996, the Company had a current ratio of 1.7 to 1. The Company has a $2 million bank line of credit, expiring in July 1997, for domestic working capital requirements. No borrowings were outstanding at June 30, 1996. Additionally, the Company benefits from its principal supplier's terms of sale, pursuant to which the supplier purchases certain raw materials which otherwise might require financing by the Company.

Management believes that these resources and cash flows from expected operating activities will continue to be adequate for the Company's existing business and planned growth.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

The following exhibits are included herein:
(11)Statement regarding computation of per share earnings for 1996 and 1995
(27)Financial Data Schedule

The Company did not file any reports on Form 8-K during the three months ended
June 30, 1996.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MEASUREMENT SPECIALTIES, INC.  (Registrant)

Date:  August 15, 1996               /s/ Joseph R. Mallon Jr.
                                     President, Chief Executive Officer and
                                     Chairman of the Board of Directors

Date:  August 15, 1996               /s/ Mark A. Shornick
                                     Chief Financial Officer, Assistant
                                     Secretary and Treasurer