Form 10QSB
period 1996-09-30
MEASUREMENT SPECIALTIES INC
filed 1996-11-14
CIK 778734

PART I.  FINANCIAL INFORMATION

ASSETS
                                                                   September 30,                      March 31,
                                                                       1996                              1996
                                                                    (unaudited)

Current assets:
  Cash and cash equivalents                                            $606,817                        $771,016
  Accounts receivable, trade, net of allowance for doubtful
    accounts of $18,000 (September) and $22,000 (March)               1,213,424                       2,019,281
  Inventories (Note 3)                                                2,069,144                       2,500,478
  Deferred income taxes                                                  56,844                          56,842
  Prepaid expenses and other current assets                             232,212                         186,582
                                                                      ---------                       ---------
    Total current assets                                              4,178,441                       5,534,199


Property and equipment                                                2,808,173                       2,431,526
  Less accumulated depreciation and amortization                      1,498,790                       1,352,642
                                                                      ---------                       ---------
                                                                      1,309,383                       1,078,884

Other assets:
  Intangible assets, net of accumulated amortization of
    $78,000 (September) and $62,000 (March)                              85,805                          49,587
  Deferred income taxes                                                 126,000                         126,000
  Other assets                                                          119,061                         130,896
                                                                      ---------                       ---------
                                                                        330,866                         306,483
                                                                      ---------                       ---------
                                                                      ---------                       ---------
                                                                     $5,818,690                      $6,919,566
See notes to consolidated financial statements.


LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                    September 30,                   March 31,
                                                                        1996                          1996
                                                                     (unaudited)



Current liabilities:
  Accounts payable, trade                                            $1,012,886                      $1,032,958
  Income taxes                                                           73,121                          74,514
  Customers' advances                                                   400,080                       1,019,424
  Accrued payrolls and fringe benefits                                  312,118                         512,050
  Accrued expenses and other current liabilities                        667,404                         421,959
                                                                      ---------                       ---------
    Total current liabilities                                         2,465,609                       3,060,905

Other liabilities:
  Deferred income taxes                                                  18,878                          18,863
  Other liabilities                                                     226,571                         380,409
                                                                      ---------                       ---------
                                                                        245,449                         399,272
                                                                      ---------                       ---------
                                                                      ---------                       ---------
    Total liabilities                                                 2,711,058                       3,460,177


Contingencies (Note 7)


Shareholders' equity (Note 4):
  Serial preferred stock; 221,756 shares authorized and
    issued; none outstanding
  Common stock, no par; 20,000,000 shares authorized;
    3,531,987 shares issued and outstanding                           5,384,950                       5,384,950
  Additional paid-in capital                                             47,141                          25,000
  Deficit                                                            (2,320,206)                     (1,947,953)
  Currency translation and other adjustments                             (4,253)                         (2,608)
                                                                      ---------                       ---------
    Total shareholders' equity                                        3,107,632                       3,459,389
                                                                      ---------                       ---------
                                                                      ---------                       ---------
                                                                     $5,818,690                      $6,919,566
See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                                           For the six months ended September 30,
                                                                 1996                   1995



Net sales                                                       $9,579,779             $12,245,393
Cost of goods sold                                               6,262,768               8,303,235
                                                                 ---------               ---------
  Gross profit                                                   3,317,011               3,942,158

Other expenses (income):

  Selling, general and administrative                            2,922,920               2,907,128
  Provision for doubtful accounts                                   58,568                   6,346
  Research and development, net of customer funding of
    $2,000 for 1996 and $69,000 for 1995                           722,689                 661,626
  Interest expense                                                                          15,406
  Interest and other income                                        (14,913)                (12,242)
                                                                 ---------               ---------
                                                                 3,689,264               3,578,264



Income (loss) before income taxes                                 (372,253)                363,894
Income taxes                                                                                 3,000
                                                                 ---------               ---------
Net income (loss)                                                ($372,253)               $360,894


Earnings (net loss) per common share (Note 5)                       ($0.11)                  $0.10


See notes to consolidated financial statements.


                                                               For the three months ended September 30,
                                                                    1996                        1995


Net sales                                                         $4,878,375                  $7,121,852
Cost of goods sold                                                 3,178,065                   4,969,742
                                                                   ---------                   ---------
  Gross profit                                                     1,700,310                   2,152,110



Other expenses (income):

  Selling, general and administrative                              1,412,745                   1,441,787
  Provision for doubtful accounts                                     58,000                       4,625
  Research and development, net of customer funding of
    $2,000 for 1996 and $43,000 for 1995                             401,411                     345,738
  Interest expense                                                                                15,406
  Interest and other income                                          (11,761)                     (5,809)
                                                                   ---------                   ---------
                                                                   1,860,395                   1,801,747


Income (loss) before income taxes                                   (160,085)                    350,363
Income taxes                                                                                       3,000
                                                                   ---------                   ---------
Net income (loss)                                                  ($160,085)                   $347,363


Earnings (net loss) per common share (Note 5)                         ($0.05)                      $0.09


See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                  For the year ended March 31, 1996
                                                        and the six months ended September 30, 1996 (Unaudited)
                                               Common Stock                                             Currency
                                               ------------               Additional                   translation
                                         Number                            paid-in                      and other
                                        of shares         Cash Value       capital        Deficit      adjustments      Total


Balance, April 1, 1995                  3,518,487        $5,337,200        $25,000      ($2,934,984)      $4,896     $2,432,112

Common shares issued upon exercise of
   options and warrants                    13,500            47,750                                                      47,750

Net income for the year ended
   March 31, 1996                                                                           987,031                     987,031

Currency translation adjustment and
   unrealized holding gains and losses
   on available-for-sale marketable
   securities                                                                                             (7,504)        (7,504)

                                        ---------        ----------        -------      ------------      -------    ----------

Balance, March 31, 1996                 3,531,987        $5,384,950        $25,000      ($1,947,953)     ($2,608)    $3,459,389

Fair value of nonemployee common stock
   purchase warrants and nonemployee
   options issued for services                                              22,141                                       22,141

Net loss for the six months ended
   September 30, 1996                                                                      (372,253)                   (372,253)

Currency translation adjustment and
   unrealized holding gains and losses
   on available-for-sale marketable
   securities                                                                                             (1,645)        (1,645)

                                        ---------        ----------        -------      ------------      -------    ----------

Balance, September 30, 1996             3,531,987        $5,384,950        $47,141      ($2,320,206)     ($4,253)    $3,107,632



See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 6)
(Unaudited)
                                                                   For the six months ended September 30,
                                                                        1996                     1995

Cash flows from operating activities:

  Net income (loss)                                                  ($372,253)                $360,894
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization of property and equipment          198,829                  174,922
      Amortization of intangible assets and deferred financing          31,598                   25,905
      Provision for doubtful accounts                                   58,568                    6,346
      Fair value of nonemployee common stock purchase warrants
        and nonemployee options issued for services                     22,141
      Other adjustments                                                  6,374
      Net changes in operating assets and liabilities:
        Accounts receivable, trade                                     747,512               (1,283,591)
        Inventories                                                    431,334                   61,866
        Prepaid expenses and other current assets                      (51,299)                 (55,294)
        Other assets                                                    11,835                  102,257
        Accounts payable, trade                                        (20,072)                 855,632
        Income taxes                                                    (1,393)
        Accrued expenses and other current liabilities                (573,831)                (146,008)
        Other liabilities                                             (153,838)                 147,923
                                                                      ---------                --------
    Net cash provided by (used in) operating activities                335,505                  250,852


Cash flows from investing activities:

  Purchases of property and equipment                                 (435,101)                (465,352)
  Purchases of intangible assets                                       (52,153)                 (12,147)
  Proceeds from sale of property and equipment                             129
                                                                      ---------                --------
    Net cash used in investing activities                             (487,125)                (477,499)


Cash flows from financing activities:

  Borrowings under bank line of credit agreement                                                829,661
  Repayments under bank line of credit agreement                                               (200,000)
  Payment of deferred financing costs                                  (10,000)                 (52,542)
  Proceeds from exercise of options and warrants                                                 47,750
                                                                      ---------                --------
    Net cash provided by financing activities                          (10,000)                 624,869


Effect of exchange rate changes on cash and cash equivalents            (2,579)                  (9,268)
                                                                      ---------                --------
                                                                      ---------                --------
Net change in cash and cash equivalents                               (164,199)                 388,954
Cash and cash equivalents, beginning of period                         771,016                  737,809
                                                                      ---------                --------
Cash and cash equivalents, end of period                              $606,817               $1,126,763


See notes to consolidated financial statements.

ITEM 1.  Financial Statements


Notes to Consolidated Financial Statements

1.  Basis of presentation:

Interim financial statements:
These unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, while they have been prepared in conformity with the measurement and classification provisions of generally accepted accounting principles, they do not include the footnote information required by generally accepted accounting principles for complete financial statements.
Additionally, these interim financial statements are subject to adjustments that might result from the independent audit of the Company's consolidated financial statements for the year ending March 31, 1997.  In the opinion of management, all adjustments and disclosures necessary to make these interim financial statements not misleading have been included.  Nevertheless, reference is made to the consolidated annual financial statements included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1996.
Operating results for the six months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996.

Use of estimates:
The preparation of these unaudited consolidated interim financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Inventories:
Inventories  are  stated at the lower of cost (first-in, first-out) or market.  Cost generally has been estimated using standard cost.

Stock based compensation:
The Company accounts for employee stock option grants using the intrinsic value based method.

Income taxes:
Income taxes are provided based on the estimated effective annual tax rate.  The estimate gives effect to net operating loss carryforwards and undistributed earnings of the
Company's wholly owned subsidiaries on which deferred income taxes are not provided.

Reclassifications:
The Company reclassified certain amounts on April 1, 1996.  Prior period amounts were reclassified to conform with the 1996 classifications.  Neither period's net operating results were affected by these reclassifications.

2.  Change in accounting principle:

On April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
Disposed Of."  The effect of this new accounting principle on the consolidated financial statements is not material.


3.  Inventories:
                                 September                 March
Raw materials                  $   837,624            $   669,576
Work-in-process                    295,966                 371,112
Finished goods                     935,554              1,459,790
                                ----------             ----------
                                $2,069,144             $2,500,478


4.  Shareholders' equity:

The Company is authorized to issue 21,200,000 shares of capital stock, of which 221,756 shares have been designated as serial preferred stock and 20,000,000 shares have been designated as common stock.  No serial preferred stock was outstanding at September 30,
1996.  The Board of Directors has not designated 978,244 authorized shares.


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
                           For the six months               For the three months
                           ended September 30,              ended September 30,
                      1996                   1995       1996                     1995
                    3,531,987             3,734,886   3,531,987               3,764,074


6.  Supplemental disclosures of cash flow information:

For the six months ended September 30, 1996, the Company issued nonemployee common stock purchase warrants and nonemployee options in consideration for services with a fair value of $22,141.  For the six months ended September 30, 1995, payments of interest expense approximated $9,000 and payments of income taxes approximated $2,000.


7.  Contingencies:

Consumer products generally are marketed under warranties to end users of up to ten years.
 The Company provides for estimated product warranty obligations at the time of sale, based on its warranty claims experience.  This estimate is particularly susceptible to changes in the near term based on introductions of new products and changes in end user behavior.

Certain compensation of substantially all employees is contingent upon various performance criteria.  Approximately $76,000 and $145,000 were provided for estimated contingent payments earned for the six months ended September 30, 1996 and 1995, respectively.

One of the Company's manufacturing processes requires the use of minute quantities of chemicals identified by the Environmental Protection Agency as hazardous.  The Company uses its best efforts to handle, store and dispose of these materials in a safe and environmentally sound manner, in accordance with federal, state and local regulations.



ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
Operations.

Certain factors could cause results to materially differ from those in the forward-looking statements contained in the following discussion.  Among such important factors are the timely development, market acceptance and warranty performance of new products, the impact of competitive products and pricing, the continuity of bookings trends, customers'
financial condition, the absence of supply interruptions, the uncertainty of doing business in China and such risks and uncertainties as are detailed from time to time in the
Company's SEC reports and filings, including this Form 10-QSB for the six months ended
September 30, 1996.


RESULTS OF OPERATIONS

For the six months ended September 30, 1996, net sales declined by 22 percent, compared with the same period in 1995.  The Company believes that the decline, mainly attributable to decreased sales of consumer bath scales, largely resulted from changes in customers'
ordering patterns.  Customers have placed increased emphasis on "just-in-time" deliveries, driven by weakness in certain European economies.

The Company also believes that certain large customers deferred their bath scale orders in anticipation of the release of newly designed models.  In response to the success of its glass bath scale, the Company has continued to focus on developing new consumer products.  A record number of new consumer products now are being introduced.  Recently, the Company began shipping several new products, including a new line of metal-based scales.  Orders for consumer products increased sharply after September 30, 1996, resulting in strong shipments and backlog in the third fiscal quarter.

Additionally, the Company has taken steps to enhance its prospects for industrial products sales growth.  Industrial market development activities, including sampling, trade show participation and publicity, have been intensified.  Additionally, the  Company has developed the capability to quickly respond to target customers' requirements for short production runs, by opening its
Virginia Transducer Engineering Center.  Although no assurance can be given, the Company believes that these factors will contribute to increased revenues and improved profitability over the next several fiscal quarters.

The gross profit margin for the six months ended September 30, 1996 approximated 34.6 percent of sales, compared with 32.2 percent for the same period in 1995, benefiting from changes in the product mix and the greater proportion of United States distribution in the latter period's sales.

Selling, general and administrative expenses for the six months ended September 30, 1996 were flat, compared with the same period in 1995, though there were significant changes among its components.  Compensation expenses decreased, primarily as a result of a lower provision for incentive compensation, in view of the Company's recent operating results.
This reduction was partially offset by higher employee relocation costs. Marketing costs rose, mainly for sales materials and publicity for the Company's line of industrial pressure transducers.  Increased costs also were incurred for new packaging, for additions to the consumer scale lines, and for investor relations.  The provision for product warranty obligations was increased as a result of recent claims experience.  Additionally, the Company incurred certain professional fees and other costs for potential acquisition investigation.

The provision for doubtful accounts for 1996 increased, compared with 1995, as a result of the write-off of an estimated uncollectable amount due from a bankrupt former customer.

No interest expense was incurred for 1996, because the Company has not required borrowings through September 30, 1996.

Research and development expenses increased by $61,000, compared with 1995, mainly as a result of a shift toward Company-funded projects in 1996.  This shift has been driven by the Company's focus on its industrial pressure transducer applications and line extensions of its successful consumer products designs.  Costs increased slightly, following the
Company's June 1996 launch of its Virginia Transducer Engineering Center in June 1996, net
of a reduction in costs effected by the increased proportion of engineers operating in
China.

Income taxes were not provided in 1996, as a result of the net loss.  The small income tax provision for 1995 reflected the availability of net operating loss carryforwards to offset that period's pretax income.

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for
the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1996.
The effect of this new accounting principle is not material.



LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $336,000 of net cash flows for the six months ended
September 30, 1996. The impact of that period's net loss was offset primarily by collections of trade receivables.

The Company purchased $435,000 of property and equipment, mainly for the facilities in
China and Virginia, and for new product tooling.  The Company plans to expand its capabilities in Virginia and incur tooling costs for new products.  However, there were no material commitments for capital expenditures at September 30, 1996.

At that date, the Company had a current ratio of 1.7 to 1.  The Company has a $2 million bank line of credit for domestic working capital requirements.  No borrowings were outstanding at September 30, 1996.  Additionally, the Company benefits from its principal supplier's terms of sale, pursuant to which the supplier purchases certain raw materials which otherwise might require financing by the Company.

Management believes that these resources and cash flows from expected operating activities will continue to be adequate for the Company's existing business and planned growth.




PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


The following exhibits are included herein:
(11) Statement regarding computation of per share earnings for 1996 and 1995
(27) Financial Data Schedule


The Company did not file any reports on Form 8-K during the three months ended September
30, 1996.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MEASUREMENT SPECIALTIES, INC.
(Registrant)

                                              /s/ Joseph R. Mallon Jr.
Date:  November 14, 1996                      President, Chief Executive Officer and
                                              Chairman of the Board of Directors

                                             /s/ Mark A. Shornick
Date:  November 14, 1996                     Chief Financial Officer, Treasurer and
                                             Assistant Secretary