Form 10QSB
period 1996-12-31
MEASUREMENT SPECIALTIES INC
filed 1997-02-14
CIK 778734

MEASUREMENT SPECIALTIES, INC.
80 Little Falls Road, Fairfield, New Jersey 07004
December 31, 1996
(Information about interim periods is unaudited)


PART I.  FINANCIAL INFORMATION

            CONSOLIDATED BALANCE SHEETS
                     ASSETS

                                                  December 31,               March 31,
                                                      1996                      1996
                                                   (unaudited)



Current assets:
  Cash and cash equivalents                             $734,553                  $771,016
  Accounts receivable, trade, net of allowance
    for doubtful accounts of $14,000 (December)
    and $22,000 (March)                                2,905,331                 2,019,281
  Inventories (Note 3)                                 3,446,537                 2,500,478
  Deferred income taxes                                   54,647                    56,842
  Prepaid expenses and other current assets              151,379                   186,582
                                                       ---------                 ---------
    Total current assets                               7,292,447                 5,534,199






Property and equipment                                 2,918,419                 2,431,526
  Less accumulated depreciation and amortization       1,534,850                 1,352,642
                                                       ---------                 ---------
                                                       1,383,569                 1,078,884





Other assets:
  Intangible assets, net of accumulated amortization of
    $89,000 (December) and $62,000 (March)                95,892                    49,587
  Deferred income taxes                                  183,726                   126,000
  Other assets                                           186,792                   130,896
                                                       ---------                 ---------
                                                         466,410                   306,483
                                                       ---------                 ---------
                                                       ---------                 ---------
                                                      $9,142,426                $6,919,566

See notes to consolidated financial statements.


      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  December 31,               March 31,
                                                      1996                      1996
                                                   (unaudited)



Current liabilities:
  Accounts payable, trade                             $2,888,202                $1,032,958
  Income taxes                                           125,599                    74,514
  Customers' advances                                    265,350                 1,019,424
  Accrued payrolls and fringe benefits                   364,283                   512,050
  Current portion of product warranty obligation         506,710                   179,054
  Accrued expenses and other current liabilities         483,199                   242,905
                                                       ---------                 ---------
    Total current liabilities                          4,633,343                 3,060,905


Other liabilities:
  Deferred income taxes                                   18,863                    18,863
  Product warranty obligations, net of current portion   180,590                   318,536
  Other liabilities                                       60,467                    61,873
                                                       ---------                 ---------
                                                         259,920                   399,272
                                                       ---------                 ---------
    Total liabilities                                  4,893,263                 3,460,177


Contingencies (Notes 8, 9)


Shareholders' equity (Note 5):
  Serial preferred stock; 221,756 shares authorized and
    issued; none outstanding
  Common stock, no par; 20,000,000 shares authorized;
    3,531,987 shares issued and outstanding            5,384,950                 5,384,950
  Additional paid-in capital                              47,141                    25,000
  Deficit                                             (1,175,133)               (1,947,953)
  Currency translation and other adjustments              (7,795)                   (2,608)
                                                       ---------                 ---------
    Total shareholders' equity                         4,249,163                 3,459,389
                                                       ---------                 ---------
                                                       ---------                 ---------
                                                      $9,142,426                $6,919,566

See notes to consolidated financial statements.


  CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited)

                                                   For the three months                          For the nine months
                                                   ended December 31,                             ended December 31,
                                             1996                 1995                       1996                     1995


Net sales                                 $8,810,193            $5,767,915                 $18,389,972              $18,013,308
Cost of goods sold                         5,641,281             3,579,441                  11,904,049               11,882,676
w                                          ---------             ---------                  ----------               ----------
  Gross profit                             3,168,912             2,188,474                   6,485,923                6,130,632

Other expenses (income):
  Selling, general and administrative      1,571,324             1,384,136                   4,494,244                4,291,264
  Provision for doubtful accounts                                   13,384                      58,568                   19,730
  Research and development, net of customer
     funding                                 458,302               305,653                   1,180,991                  967,279
  Interest expense                             3,695                 3,467                       3,695                   18,873
  Interest and other income                   (9,482)               (6,593)                    (24,395)                 (18,835)
                                           ---------             ---------                  ----------               ----------
                                           2,023,839             1,700,047                   5,713,103                5,278,311

Income before income taxes                 1,145,073               488,427                     772,820                  852,321
Income taxes                                                        17,000                                               20,000
                                           ---------             ---------                  ----------               ----------
                                           ---------             ---------                  ----------               ----------
Net income                                $1,145,073              $471,427                    $772,820                 $832,321

                                           ---------             ---------                  ----------               ----------
Earnings per common share (Note 6)             $0.30                 $0.12                       $0.22                    $0.22


See notes to consolidated financial statements.


  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         For the year ended March 31, 1996
and the nine months ended December 31, 1996 (Unaudited)

                                                                                                         Currency
                                                      Common stock          Additional                  translation
                                                 Number                      paid-in                     and other
                                                of shares         $          capital        Deficit     adjustments     Total
                                                ---------     ----------     -------      ------------    --------   -----------
Balance, April 1, 1995                          3,518,487     $5,337,200     $25,000      ($2,934,984)     $4,896    $2,432,112

Common shares issued upon exercise
   of options and warrants                         13,500         47,750                                                 47,750

Net income for the year ended March 31, 1996                                                  987,031                   987,031

Currency translation adjustment and unrealized
  holding gains and losses on available-for-sale
  marketable securities                                                                                    (7,504)       (7,504)
w                                               ---------     ----------     -------      ------------    --------   -----------
Balance, March 31, 1996                         3,531,987     $5,384,950     $25,000      ($1,947,953)    ($2,608)   $3,459,389

Fair value of nonemployee common stock purchase
  warrants and nonemployee options issued for
  services                                                                    22,141                                     22,141

Net income for the nine months ended December
  31, 1996                                                                                    772,820                   772,820

Currency translation adjustment and unrealized
  holding gains and losses on available-for-sale
  marketable securities                                                                                    (5,187)       (5,187)
                                                ---------     ----------     -------      ------------    --------   -----------
Balance, December 31, 1996                      3,531,987     $5,384,950     $47,141      ($1,175,133)    ($7,795)   $4,249,163


See notes to consolidated financial statements.


   CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 7)
                    (Unaudited)

                                                              For the nine months ended December 31,
                                                                    1996                   1995



Cash flows from operating activities:

  Net income                                                         $772,820              $832,321
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of property and equipment         236,903               272,916
      Amortization of intangible assets and deferred financing         49,907                45,651
      Provision for doubtful accounts                                  58,569                19,730
      Deferred income taxes                                           (55,544)
      Fair value of nonemployee common stock purchase warrants
        and nonemployee options issued for services                    22,141
      Other adjustments                                                 8,973                10,717
      Net changes in operating assets and liabilities:
        Accounts receivable, trade                                   (944,740)           (1,061,221)
        Inventories                                                  (946,059)             (684,061)
        Prepaid expenses and other current assets                      21,715                 2,433
        Other assets                                                  (55,896)               84,020
        Accounts payable, trade                                     1,855,244               276,021
        Income taxes                                                   51,085
        Accrued expenses and other current liabilities               (333,891)              878,249
        Other liabilities                                            (139,352)              (57,462)
                                                                     ---------             ---------
    Net cash provided by operating activities                         601,875               619,314

Cash flows from investing activities:

  Purchases of property and equipment                                (550,734)             (653,906)
  Purchases of intangible assets                                      (72,759)              (21,794)
  Proceeds from sale of property and equipment                            129
                                                                     ---------             ---------
    Net cash used in investing activities                            (623,364)             (675,700)

Cash flows from financing activities:

  Borrowings under bank line of credit agreement                    1,228,360               979,661
  Repayments under bank line of credit agreement                   (1,228,360)             (979,661)
  Payment of deferred financing costs                                 (10,000)              (56,299)
  Proceeds from exercise of options and warrants                                             47,750

    Net cash used in financing activities                             (10,000)               (8,549)
                                                                     ---------             ---------
Effect of exchange rate changes on cash and cash equivalents           (4,974)              (18,191)
                                                                     ---------             ---------
Net change in cash and cash equivalents                               (36,463)              (83,126)
Cash and cash equivalents, beginning of period                        771,016               737,809
                                                                     ---------             ---------
Cash and cash equivalents, end of period                             $734,553              $654,683


See notes to consolidated financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of presentation:

Interim financial statements:
These unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation
S-B.  Accordingly, while they have been prepared in conformity with the measurement and classification provisions of generally accepted accounting principles, they do not include the footnote information required by generally accepted accounting principles for complete financial statements.  Additionally, these interim financial statements are subject to adjustments that might result from the independent audit of the Company's consolidated financial statements for the year ending March 31,
1997.  In the opinion of management, all adjustments and disclosures necessary to make these interim financial statements not misleading have been included.
Nevertheless, reference is made to the consolidated annual financial statements included in the Company's Annual Report on Form 10-KSB for the year ended March 31,
1996.  Operating results for the nine months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March
31, 1996.

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


3.  Inventories:

                         December             March
Raw materials         $   494,545       $   669,576
Work-in-process           354,030            371,112
Finished goods          2,597,962         1,459,790
                        ---------        -----------
                       $3,446,537         $2,500,478


4.  Bank line of credit agreement:

The Company has a $2 million revolving line of credit agreement extended by a domestic bank.  No indebtedness was outstanding at December 31, 1996.  Advances are payable by September 30, 1998, the date of the agreement's expiration, and collateralized by a senior security interest in substantially all assets.
Borrowings bear interest at 0.5 percent above the bank's prime rate (aggregating
8.75 percent at December 31, 1996).  The agreement requires the Company to maintain certain levels of working capital and net worth and limits the Company's capital expenditures and advances to its subsidiaries.  There are no compensating balance requirements.  However, the agreement requires payment of an annual facility fee.



5.  Shareholders' equity:

The Company is authorized to issue 21,200,000 shares of capital stock, of which
221,756 shares have been designated as serial preferred stock and 20,000,000 shares have been designated as common stock.  No serial preferred stock was outstanding at
December 31, 1996.  The Board of Directors has not designated 978,244 authorized shares.



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
               For the three months              For the nine months
                ended December 31,                ended December 31,
          1996                     1995        1996                     1995
        3,909,590               3,783,299    3,909,590                3,750,846


7.  Supplemental disclosures of cash flow information:

For the nine months ended December 31, 1996, payments of interest expense approximated $2,000 and payments of income taxes approximated $9,000.  Additionally, for the nine months ended December 31, 1996, the Company issued nonemployee common stock purchase warrants and nonemployee options in consideration for services with a fair value of $22,141.  For the nine months ended December 31, 1995, payments of interest expense approximated $19,000 and payments of income taxes approximated
$13,000.



8.  Contingencies:

Consumer products generally are marketed under warranties to end users of up to ten years.  The Company provides for estimated product warranty obligations at the time of sale, based on its warranty claims experience.  This estimate is particularly susceptible to changes in the near term based on introductions of new products and changes in end user behavior.

Certain compensation of substantially all employees is contingent upon various performance criteria.  Approximately $188,000 and $278,000 were provided for estimated contingent payments earned for the nine months ended December 31, 1996 and
1995, respectively.

At December 31, 1996, the Company's Hong Kong subsidiary was contingently liable for
$50,000 under discounted letters of credit.

One of the Company's manufacturing processes requires the use of minute quantities of chemicals identified by the Environmental Protection Agency as hazardous. The
Company uses its best efforts to handle, store and dispose of these materials in a safe and environmentally sound manner, in accordance with federal, state and local regulations.



9.  Subsequent event:

On January 23, 1997, a licensee of the Company's technology filed a civil action, seeking declaratory judgment and legal costs.  The licensee disputes the extent of marketing rights and the magnitude of manufacturing rights that the Company granted under a 1991 agreement.  Management believes the claim is without merit and intends to contest this action.  The potential liability, if any, is not determinable since discovery has not yet begun on the merits of the action and, accordingly, no provision has been made for its outcome.  However, based on the information it now possesses, management believes that this action will not materially affect the
Company's consolidated financial statements.


ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
Operations

Certain factors could cause results to materially differ from those in the forward-
looking statements contained in the following discussion.  Among such important factors are the timely development, market acceptance and warranty performance of new products, the impact of competitive products and pricing, the continuity of bookings trends, customers' financial condition, the absence of supply interruptions, the uncertainty of doing business in China and such risks and uncertainties as are detailed from time to time in the Company's SEC reports and filings, including this Form 10-QSB for the nine months ended December 31, 1996.



RESULTS OF OPERATIONS

Net sales for the nine months ended December 31, 1996 increased by 2 percent, compared with the same period for 1995, rebounding in the third fiscal quarter then ended.  Net sales for the latest quarter climbed by 53 percent, compared with the same quarter a year earlier, driven primarily by sharply higher sales of bath scales to major customers in Germany and the United States.  The Company believes that this fluctuation in quarterly sales performance mainly resulted from changed ordering patterns for consumer products by customers seeking "just-in-time" deliveries in the current year.  Additionally, the Company attributes the recent burst in its consumer products sales partly to its current high rate of new product introductions and partly to expanded distribution to the United States mass market channel.

Net sales of industrial pressure sensors also increased in the current fiscal year, as a result of intensified marketing efforts.  Additionally, the recent opening of the Virginia Transducer Engineering Center ("VA-TEC") enabled the Company to quicken its response to target customers' requirements for samples and short production runs.  Although no assurance can be given, the Company believes that these factors will contribute to increased revenues and improved profitability over the next several fiscal quarters.

Gross profit for the nine months ended December 31, 1996 benefited from increased sales, cost reductions for key products and changes in the product and customer mixes. The gross profit margin for 1996 rose to 35.3 percent of net sales, from
34.0 percent for the same period for 1995.

Selling, general and administrative expenses for the nine months ended December 31,
1996 increased by 4.7 percent, compared with the year-ago period.  Expanded marketing activities led to increased expenses for sales literature, packaging, advertising and publicity for the Company's industrial pressure sensors and for consumer product line extensions.  Additionally, the Company raised its estimate for product warranty obligations for 1996. The Company also incurred higher professional fees and other expenses for investor relations and for potential acquisition investigation activities.  Compensation expenses decreased, primarily as a result of a lower estimated incentive compensation, offset by higher employee relocation costs.  Depreciation of property and equipment decreased, reflecting longer average useful lives as a result of increased purchases of longer-lived equipment for the
Company's China subsidiary ("Jingliang") and for VA-TEC.

The provision for doubtful accounts for 1996 increased, compared with 1995, as a result of the write-off of an estimated uncollectible amount due from a bankrupt former customer.

Research and development expenses for the current nine-month period increased by
22.1 percent, compared with the prior year, mainly from growth in the number of industrial pressure applications and consumer products line extensions under development.  Several new scale models, including metal-based and specialty-glass bath scales, were launched in the latest quarter.  Costs increased slightly upon the
June 1996 VA-TEC launch, offset by a reduction in costs effected by the increased proportion of engineers operating in China.


Interest expense for the nine months ended December 31, 1996 decreased, compared with the prior year, as a result of lower average outstanding borrowings under the
Company's bank line of credit agreement and a reduced interest rate negotiated upon the agreement's renewal in the third quarter.

Income taxes were not provided for 1996, because tax benefits from temporary differences and carryforwards are expected to offset substantially all income taxes.
For 1995, tax benefits from temporary differences and carryforwards were not then expected to offset currently payable federal alternative minimum tax.

For 1996, per share information computes dilutive common equivalent shares pursuant to the modified treasury stock method, which assumes investment of a portion of the exercise proceeds.

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting
for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"
in 1996.  The effect of this new accounting principle is not material.


LIQUIDITY AND CAPITAL RESOURCES

Operating activities for the nine months ended December 31, 1996 provided $602,000.
Accounts receivable increased as a result of the latest quarter's strong sales performance and the greater proportion of customers with longer payment terms in the recent mix.  Finished goods inventories were increased in response to higher demand and in anticipation of the customary seasonal halt of manufacturing during the
Chinese lunar new year holiday occurring for the fourth quarter ending March 31,
1997.  These working assets mainly were financed with increased accounts payable.

Customers' advances, which resulted mainly from accepting returns of certain customers' overstocked inventories in the previous year, declined substantially for
1996.  The advances were offset by restocking fees charged by the and were used in partial payment of current-year shipments to the customers.

For 1996, the Company reclassified the maturities of estimated product warranty obligations, upon changing the estimated rate at which warranty claims decay.
Additionally, the Company's recognition of a previously-underaccrued deferred income tax asset was fully offset by a provision for current income taxes.  None of these adjustments to the Company's liabilities affected cash.

For the nine months, cash declined by $36,000, mainly because $623,000 was used in investing activities. $550,000 was spent on property and equipment, mainly for Jingliang and VA-TEC. $73,000 was spent on intangible assets, mainly engineering and productivity software. There were no material commitments for capital expenditures at December 31, 1996.

Only $10,000 was used in financing activities because all borrowings under the bank line of credit agreement, aggregating $1,228,000, were repaid in the period.
Additionally, cash declined by $5,000 as a result of exchange rate changes.

On January 23, 1997, a licensee of the Company's technology filed a civil action, seeking declaratory judgment and legal costs.  The licensee disputes the extent of marketing rights and the magnitude of manufacturing rights that the Company granted under a 1991 agreement.  Management believes the claim is without merit and intends to contest this action.  The potential liability, if any, is not determinable since discovery has not yet begun on the merits of the action.  Accordingly, no provision has been made in the Company's financial statements for its outcome.  However, based on the information it now possesses, management believes that its effect will not be material.

At December 31, 1996, the Company had a current ratio of 1.57 to 1.  Through
September 30, 1998, the Company has a $2 million committed bank line of credit agreement, under which no borrowings were outstanding at December 31, 1996.
Additionally, the Company benefits from its principal supplier's terms of sale, pursuant to which the supplier purchases certain raw materials which otherwise might require financing by the Company.

Management believes that these resources and cash flows from expected operating activities will continue to be adequate for the Company's existing business and planned growth.


PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings

On January 23, 1997, Dresser Industries, Inc. ("Dresser") filed a complaint against the Company in United States District Court, District of New Jersey.  Dresser
disputes the extent of certain marketing rights and the magnitude of certain manufacturing rights that the Company granted under a 1991 agreement.  Management believes the claim is without merit and intends to contest this action.

The suit seeks declaratory judgment and legal costs.  The Company's potential liability, if any, is not determinable since discovery has not yet begun on the
merits of the action.   Accordingly, no provision has been made for its outcome in the accompanying financial statements.  However, based on the information it now possesses, management believes that this action will not have a material adverse effect on the Company's consolidated financial statements.



Item 4.  Submission of Matters to a Vote of Security Holders

On October 15, 1996, the Company held an Annual Meeting of Shareholders at which the
Shareholders elected Directors to hold terms of office until the next Annual Meeting of Shareholders.  Additionally, at that Meeting, the Shareholders ratified the appointment of Grant Thornton as the Company's independent auditors. The number of votes cast for, against or withheld and the number of abstentions and broker non-votes were:

                                 Number of votes            Number of
                                 cast      against or    abstentions and
                                 for       withheld      broker non-votes

Election of Directors:
Joseph R. Mallon Jr.          2,676,509     56,650
John D. Arnold                2,674,009     59,150
Richard S. Betts              2,676,509     56,650
Theodore J. Coburn            2,676,509     56,650
Damon Germanton               2,676,509     56,650
Steven P. Petrucelli          2,676,409     56,750
The Honorable Dan J. Samuel   2,676,509     56,650

Election of Grant Thornton    2,674,009     12,050           47,100



Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:
(11)Statement regarding computation of per share earnings for 1996 and 1995
(27)Financial Data Schedule

The Company did not file any reports on Form 8-K during the nine months ended
December 31, 1996.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MEASUREMENT SPECIALTIES, INC.
(Registrant)

                                          /s/ Joseph R. Mallon Jr.
Date:  February 13, 1996                  President, Chief Executive Officer and
                                          Chairman of the Board of Directors

                                          /s/ Mark A. Shornick
Date:  February 13, 1996                  Chief Financial Officer, Treasurer and
                                          Assistant Secretary