Form 10KSB
period 1997-03-31
MEASUREMENT SPECIALTIES INC
filed 1997-07-02
CIK 778734

MEASUREMENT SPECIALTIES, INC.
80 Little Falls Road
Fairfield, New Jersey 07004

March 31, 1997

INDEX

  PART I
    Item  1.  Business
    Item  2.  Properties
    Item  3.  Legal Proceedings
    Item  4.  Submission of Matters to a Vote of Security Holders

  PART II
    Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters
    Item  6.  Selected Financial Data
    Item  7.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations
    Item  8.  Financial Statements and Supplementary Data
    Item  9.  Changes in and disagreements with Accountants on Accounting and Financial
              Disclosure

  PART III
    Item 10.  Directors and Executive Officers of the Registrant
    Item 11.  Executive Compensation
    Item 12.  Security Ownership of Certain Beneficial Owners and Management
    Item 13.  Certain Relationships and Related Transactions

  PART IV
    Item 14.  Financial Statement Schedules, Exhibits, and Reports on Form 8-K

  Other items are omitted because they are not required or are not applicable.

  SIGNATURES



PART I


Item 1.  Business

Certain statements in this report, which discuss the Company's expectations, intentions and strategies for the future, are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These
statements are based on information available to the Company on the date of this report and the Company assumes no obligation to update them.  Actual results could differ materially from the forward looking statements.  Among the important factors that could cause actual results to differ are the timely development, market acceptance and warranty performance of new products, the impact of competitive products and pricing, the continuity of bookings trends, customers' financial condition, the absence of supply interruptions, uncertainties of doing business in China and Hong Kong and such additional risks and uncertainties as are detailed from time to time in the Company's reports and filings with the Securities and Exchange
Commission (the "SEC").

Measurement Specialties, Inc. ("MSI") and its wholly owned subsidiaries, Measurement Limited
("ML") and Jingliang Electronics (Shenzhen) Co. Ltd. ("JL"), collectively referred to as the
"Company," design, develop, produce and sell digital electronic measurement products.  The
Company, founded in 1981, has been manufacturing products of its own design since 1986.  The
Company's products employ a robust, core technology based on micromachining (the three-
dimensional sculpting of silicon), which permits accurate and efficient measurement, resolution and display of ranges of distance, motion, force, pressure or temperature in design-friendly formats.  The Company targets high volume, low cost product opportunities in two principal business segments, consumer products and industrial applications.

The Company's consumer products segment, accounting for more than 90 percent of revenues, comprises bath scales, kitchen scales, tire pressure gauges and distance measuring devices which are sold, directly and through manufacturers' representatives, to United States and
European retail merchandisers and distributors.  These products feature contemporary designs, high-contrast liquid crystal displays and factory-installed lithium batteries which are intended to last for the lives of the products.  The Company markets several bath scale models under its "Thinner" TM brand, kitchen scales under its "Portion Power" TM brand, postal scales under its "Postal Power" TM brand, tire pressure gauges under its "AccuTire" TM brand and distance measuring devices under its "AccuTape" TM brand.  Products also are sold under private labels.  During the latter part of 1995, the Company released a new bath scale model, designed with a tempered glass platform and employing its "Sensor Disc" TM technological advance, which eliminated the levers and other metal parts typically employed in consumer scales.  The glass scale and other "Sensor Disc" line extensions have become the Company's leading products.

The Company's industrial products are sold, directly and through manufacturers'
representatives, principally to industrial customers for pressure instrumentation and process control applications.  The Company produces a line of low cost, high output stainless steel isolated pressure transducers using its silicon strain gage sensors.  These compact pressure gauges, which transmit measurements to remote monitoring systems by wire, are housed in one-
piece stainless steel castings, making them well-suited for demanding environments, including pumps and compressors, hydraulic and pneumatic systems, energy and water management.

Revenues are concentrated in United States and European distributors and retailers of consumer products.  Korona Haushaltswaren GmbH, a German distributor of diversified housewares, accounted for 36 percent, 32 percent and 30 percent of net sales for the years ended March 31,
1997, 1996 and 1995, respectively, and 26 percent of accounts receivable at March 31, 1997.
Signature Brands USA, Inc. (formerly Health o meter Products, Inc.), a United States manufacturer and distributor of electric housewares, accounted for 16 percent of net sales for the year ended March 31, 1997 and 17 percent of accounts receivable at that date.  Service
Merchandise, Inc., a United States retail merchandiser of jewelry and hard goods, accounted for 16 percent of accounts receivable at March 31, 1997.  To limit credit risk, the Company evaluates the financial condition of customers to whom credit is extended.  The Company generally does not require customers to furnish collateral, though certain foreign customers furnish letters of credit.

Orders for consumer products are characterized by short lead times and seasonal effects on volume.  Additionally, production generally slows in February, when ML, JL, and suppliers suspend operations in China and Hong Kong for the Lunar New Year holiday.  Accordingly, the
Company's backlog and revenues ordinarily fluctuate during the year.  Backlog, which consists only of orders believed to be firm, approximated $5,500,000 at March 31, 1997 and $3,300,000 at March 31, 1996.  Substantially all the backlog at March 31, 1997 is expected to be filled within the fiscal year ending March 31, 1998, although no assurance can be given.  The dollar amount of backlog orders is not necessarily indicative of the results that may be expected for an ensuing fiscal period.

Consumer products are marketed under warranties to end users of up to ten years.  The Company provides for estimated product warranty obligations at the time of sale, based on its warranty claims experience.  This estimate is particularly susceptible to changes in the near term based on introductions of new products, product quality improvements and changes in end user behavior.  On March 21, 1997, JL received certification of its conformity with the
International Standards Organization ("ISO") 9002 Quality System Standard.

The markets for the Company's products are characterized by frequent introductions of competitive products and pricing pressures.  Many of the Company's competitors are larger than the Company and have achieved market acceptance of their product lines.  The Company has competed successfully on the basis of its product designs, features and value.  Accordingly, great reliance is placed on research and development of new products, line extensions and technological, quality and other continuous product improvements.  There can be no assurance that the Company will enjoy continued success in these efforts.  Research and development expenses, net of customer funding, aggregated $1,746,000 for 1997, $1,238,000 for 1996 and
$833,000 for 1995.

The Company's core technology employs specialized electronic components known as micromechanical transducers and application specific integrated circuits ("ASICs").
Transducers transform measurable phenomena into analog electronic signals which the ASICs convert to digital signals, for processing in proprietary circuitry.  Calibration is achieved using specialized equipment and software developed by the Company.  The Company holds patents for certain applications of its core technology in the measurement of force, pressure, distance, and temperature.  Additionally, pursuant to an agreement with the fabricator of its
ASICs, the Company holds an irrevocable license to the fabricator's related proprietary software under the Semiconductor Chip Protection Act of 1984.  However, the Company has not
obtained patents for all its innovations, nor does it plan to do so.

One of the Company's manufacturing processes requires the use of minute quantities of chemicals identified by the Environment Protection Agency as hazardous.  The Company uses its best efforts to handle, store and dispose of these materials in a safe and environmentally sound manner, in accordance with federal, state and local regulations.

The Company manufactures substantially all its industrial products, and substantially all its proprietary intermediate goods used in its consumer products, in leased premises located in
China.  Additionally, certain key manufacturing and support activities are conducted at leased premises in Hong Kong.  The Company's consumer products are assembled in China by a single supplier, River Display, Ltd. ("RDL"), whose principal shareholder is a former Director of the
Company.  There are no agreements which would require the Company to make minimum payments to
RDL, nor is RDL obligated to maintain capacity available for the Company's benefit, though the
Company accounts for a significant portion of RDL's revenues.  Additionally, most of the
Company's products contain key components now obtained from a limited number of sources.
These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond the Company's control, including political and other uncertainties regarding Hong Kong and China.
From time to time, JL's operations have experienced interruptions of electric power and telecommunication.  China's infrastructure continues to evolve, as does its regulation of foreign investment.  Although the Chinese government has pursued economic reforms hospitable to foreign investment and free enterprise, the continuation and success of these efforts is not assured.  The Company's operations could be adversely affected by changes in Chinese laws and regulations, including those relating to taxation and currency exchange controls, by the imposition of economic austerity measures intended to reduce inflation and by social and political unrest, such as the 1989 student demonstrations in Tiananmen Square.  The United
States has considered revoking China's most favored nation ("MFN") tariff status in connection with controversies over the protection of human rights and intellectual property rights, among other things.  The loss of MFN could adversely affect the cost of goods imported into the
United States.  Additionally, if China does not join the World Trade Organization ("WTO"), the
Company may not benefit from the lower tariffs and other privileges enjoyed by competitors located in countries which are members of the WTO.

Sovereignty over Hong Kong will revert to China on July 1, 1997.  The 1984 Sino-British Joint
Declaration, the 1990 Basic Law of Hong Kong, the 1992 United States-Hong Kong Policy Act and
other agreements provide some indication of the business climate the Company believes will exist in Hong Kong after the change in sovereignty.  Hong Kong will become a Special
Administrative Region ("SAR") of China, with certain autonomies from the Chinese government.
Hong Kong will remain a full member of the WTO.  It will be a separate customs territory from
China, with separate tariff rates and export control procedures.  It will have a separate intellectual property registration system.  All land leases now in effect will be extended for
50 years, except for those leases without a renewal option expiring after June 30, 1997 and before June 30, 2047.  The Hong Kong dollar will continue to be legal tender in the SAR, freely convertible and not subject to foreign currency exchange controls.  The SAR government will have sole responsibility for tax policies, though the Chinese government must approve the
SAR's budgets.  Notwithstanding the provisions of these international agreements, the continued stability of political, legal, economic or other conditions in Hong Kong cannot be assured.

No treaty exists between Hong Kong and the United States providing for the reciprocal enforcement of foreign judgments.  Accordingly, Hong Kong courts might not enforce judgments predicated on the federal securities laws of the United States, whether arising from actions brought in the United States or, if permitted, in Hong Kong.

Generally, the Company's revenues are priced in United States dollars and its costs and expenses are priced in United States dollars, Hong Kong dollars and Chinese renminbi.
Accordingly, the Company's revenues may be affected by the performance of the United States dollar compared with that of its foreign customers' currencies.  Foreign sales comprised 51 percent, 55 percent and 61 percent of revenues for the years ended March 31, 1997, 1996 and
1995, respectively.  Additionally, the Company is exposed to foreign currency transaction and translation losses which might result from adverse fluctuations in the values of the Hong Kong dollar and the renminbi.  At March 31, 1997, the Company had net liabilities of $1,649,000 subject to fluctuations in the value of the Hong Kong dollar and net assets of $1,234,000 subject to fluctuations in the value of the renminbi.  Fluctuations in the value of the Hong
Kong dollar have not been significant since October 17, 1983, when the Hong Kong government pegged the value of the Hong Kong dollar to that of the United States dollar.  However, there can be no assurance that the value of the Hong Kong dollar will continue to be tied to that of the United States dollar.  China adopted a floating currency system on January 1, 1994, unifying the market and official rates of foreign exchange.  China approved current account convertibility of the renminbi on July 1, 1996, followed by formal acceptance of the
International Monetary Fund's Articles of Agreement on December 1, 1996.  These regulations eliminated the requirement for prior government approval to buy foreign exchange for ordinary trade transactions, though approval is still required to repatriate equity or debt, including interest thereon.  As a result of these actions, the net inflow of capital into China and government steps to restrict credit for the purpose of controlling inflation, the value of the renminbi has been fairly stable, although high inflation has persisted.  However, there can be no assurance that these currencies will remain stable or will fluctuate to the Company's benefit.  To manage its exposure to these risks, the Company may, though to date it has not, purchase currency exchange forward contracts, currency options or other derivative instruments, provided such instruments can be obtained at suitable prices.

At March 31, 1997, the Company employed 235 persons, compared with 215 persons at March 31,
1996:  41 employees in the United States (27 for 1996), 30 employees in Hong Kong (39 for
1996) and 164 employees in China (149 for 1996).  Employees are not represented by collective bargaining.  The Company considers its global labor practices and employee relations to be good.


Item 2.  Properties

MSI's headquarters, United States sales office and distribution warehouse and certain design engineering facilities are located in a 19,000 square foot facility in Fairfield, New Jersey, under an operating lease expiring on June 30, 2000.  Additional design engineering, related to the Company's industrial pressure sensor products, is conducted in a 2,000 square foot facility in Newport News, Virginia under an operating lease expiring on June 30, 1999.

JL occupies a 15,000 square foot facility in Shenzhen, the Special Economic Zone in China's
Guangdong Province, under an operating lease expiring on February 29, 2000.  This location contains the Company's China facilities for production engineering, quality assurance and certain manufacturing operations.  Land in China is owned by the government, which may sell the right to use the land for a specified period of time.

ML occupies a 7,000 square foot facility in Kwai Chung, in Hong Kong's New Territories, under an operating lease expiring on April 30, 1998.  This location contains the Company's Hong Kong sales office and facilities for certain manufacturing operations and support activities.  Land in Hong Kong is owned by the United Kingdom Crown, pursuant to a long-term land lease expiring after June 30, 1997, and will revert to China no later than June 30, 2047.

These premises are suitable and adequate for the Company's present operations.


Item 3.  Legal Proceedings

On January 23, 1997, Dresser Industries, Inc. ("Dresser") filed a complaint against the
Company in United States District Court, District of New Jersey, seeking declaratory judgment and legal costs.  Dresser disputes the extent of certain marketing rights and the magnitude of certain manufacturing rights that the Company allegedly granted under a 1991 agreement.
Management believes that Dresser's claim is without merit.  On February 25, 1997, the Company filed an answer and counterclaim, requesting a declaration of the parties' rights under the agreement.  The case recently has been stayed, pending its referral to a Court-sponsored mediation program.  If the case cannot be resolved through mediation, management intends to pursue a vigorous defense of its position.

Discovery on the merits of the action have not yet begun and the Company's potential liability, if any, is not yet determinable.  Based on the information it now possesses, management believes that this action will not have a material adverse effect on the Company's consolidated financial statements. Accordingly, no provision has been made for the outcome of this matter in the accompanying financial statements.  However, it is reasonably possible that management's estimate of the outcome could change in the near term, resulting in a provision for liability in the future.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal quarter ended March
31, 1997.



PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock, no par value, is traded on the American Stock Exchange (ticker symbol MSS).  At April 30, 1997, the Company's transfer agent reported that there were 124 record holders of common shares, excluding beneficial owners whose shares are held in the names of various dealers and clearing agencies.  The Company does not know the number of beneficial holders of its common shares.  High and low sales prices for the last two fiscal years were:
Fiscal Quarter Ended              High            Low
   June 30, 1995               $  6.00        $  3.75
   September 30, 1995             5.88           4.38
   December 31, 1995              7.00           4.00
   March 31, 1996                 5.00           3.75
   June 30, 1996                  4.63           3.81
   September 30, 1996             4.19           3.13
   December 31, 1996              3.63           2.50
   March 31, 1997                 4.63           2.75


The Company has not declared cash dividends on its common equity.  Management expects that earnings which may be generated from the Company's near-term operations will be reinvested and that, accordingly, dividends will not be paid to common shareholders in the future.
Additionally, the payment of dividends is subject to the consent of a bank with which the
Company has a revolving credit agreement.

At present, there are no material restrictions on ML's ability to transfer funds to MSI in the form of cash dividends, loans, advances or purchases of materials, products or services.  JL's distribution and repatriation of dividends to ML or MSI are restricted by Chinese laws and regulations.

On September 13, 1996, the Company modified the terms of certain outstanding common stock purchase warrants, which later expired unexercised, for 82,500 shares.


Item 6.  Selected Financial Data

                                 1997             1996            1995            1994            1993

Years Ended March 31:
Net sales                     $25,004,499      $23,059,539     $17,038,659     $10,589,436     $10,871,035

Results of operations:
 Income (loss) from
   continuing operations        1,174,844          987,031         333,856        (964,879)        742,626
 Cumulative effect of a new
   accounting principle  (1)                                                       (97,917)
                                ---------         ---------       ---------     -----------       ---------
 Net income (loss)              1,174,844          987,031         333,856      (1,062,796)        777,001

Net cash provided by (used in):
        Operating activities     (531,186)         880,325         416,952        (587,152)        788,920
        Investing activities     (756,892)        (828,602)       (443,770)       (360,942)       (281,744)
        Financing activities      768,000           (4,792)         22,000       1,295,569        (589,911)

Primary earnings (net loss) per common share:
 Income (loss) from
   continuing operations             0.31             0.27            0.09           (0.28)           0.24
 Cumulative effect of a new
   accounting principle  (1)                                                         (0.03)
                                 ---------         ---------       ---------     -----------       ---------
 Net income (loss)                   0.31             0.27            0.09           (0.31)           0.25

Cash dividends declared per
   common share                      none             none            none            none            none


As of March 31
Total assets                   $9,234,184       $6,919,566      $5,623,189      $3,775,109      $3,669,311
Long-term debt including
   obligations under capital
   leases, net of current
   maturities, and redeemable
   preferred stock  (2)           778,000             none            none            none            none

(1) Effect of adoption, on April 1, 1993, of Statement of Financial Accounting Standards No. 112, "Employers'
    Accounting for Postemployment Benefits."  It is not practicable to determine the pro forma effect of this accounting change on income from continuing operations for the year ended March 31, 1993.

(2) Long-term obligations at March 31, 1997 consist solely of borrowings under a revolving line of credit agreement extended by a bank.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company's revenues and profits increased year-over-year for both 1997 and 1996, with record sales achieved for 1997.  Net sales for 1997, 1996 and 1995 were $25,004,000,
$23,060,000 and $17,039,000, respectively.  Net operating results for 1997, 1996 and 1995 were
$1,175,000 ($.31 per share), $987,000 ($.27 per share) and $334,000 ($.09 per share), respectively.

Substantially all the revenue growth for these years was derived from new product introductions.  It is not practicable to determine the extent to which revenues from continuing products were affected by changes in prices or unit volumes for these years.  Each year's increase in revenues was driven by growth in sales of consumer bath scales, the
Company's principal product category, accounting for revenues of $17,820,000, $15,289,000 and
$9,420,000 for 1997, 1996 and 1995, respectively.  The Company introduced a tempered glass platform scale employing its "Sensor Disc" TM technological advance in late 1995, and line extensions employing this technology were introduced thereafter.

Sales performance of other consumer products was mixed.  Sales of tire pressure gauges, which are affected by the timing of promotional sales campaigns, were $1,792,000, $2,258,000 and
$2,803,000 for 1997, 1996 and 1995, respectively.  Kitchen scales accounted for $1,841,000,
$2,314,000 and $2,351,000 of 1997, 1996 and 1995 sales, respectively.  The Company plans to expand the number of models in each category's line in 1998, to broaden the price ranges offered and include a "Sensor Disc" TM kitchen scale and various mechanical measurement products.

Sales of the Company's principal industrial product category, industrial pressure transducers, grew to $1,218,000 for 1997, compared with $551,000 for 1996 and $353,000 for 1995.  This is a relatively new product category for the Company, but one which the Company believes has great potential.  The Company's strategy for this product category depends upon further investment, including potential acquisitions, to realize substantial growth.  During 1997, the Company launched a new platform with protection against electromagnetic and radio-frequency interference.  These additional features make the product useful in the most difficult environments, associated with applications such as off-road vehicles, where immunity from electromagnetic and electrostatic intereference is required.  Introduction of this product significantly broadens the industrial pressure transducer line toward the higher end of the industrial market.

The Company granted a limited license to manufacture comparable pressure transducer products to Dresser Industries, Inc. ("Dresser") under a 1991 agreement.  Dresser now disputes the extent of certain marketing rights and the magnitude of certain manufacturing rights that the
Company allegedly granted under that agreement.  Management believes that Dresser's claim is without merit.  On January 23, 1997, Dresser filed a complaint against the Company in United
States District Court, District of New Jersey, seeking declaratory judgment and legal costs.
On February 25, 1997, the Company filed an answer and counterclaim, requesting a declaration of the parties' rights under the agreement.  The case recently has been stayed, pending its referral to a Court-sponsored mediation program.  If the case cannot be resolved through mediation, management intends to pursue a vigorous defense of its position.  Discovery on the merits of the action have not yet begun and the Company's potential liability, if any, is not yet determinable.  Based on the information it now possesses, management believes that this action will not have a material adverse effect on the Company's consolidated financial statements.  Accordingly, no provision has been made for the outcome of this matter in the accompanying financial statements.  However, it is reasonably possible that management's estimate of the outcome could change in the near term, resulting in a provision for liability in the future.

The Company has benefited from the continued expansion of its business with two principal consumer products customers.  Signature Brands USA, Inc. (formerly Health o meter Products,
Inc.), a United States manufacturer and distributor of electric housewares, accounted for 16 percent of net sales for 1997 and less than 10 percent of net sales previously.  Korona
Haushaltswaren GmbH, a German distributor of diversified housewares, accounted for 36 percent,
32 percent and 30 percent of net sales for 1997, 1996 and 1995, respectively.  Foreign customers accounted for approximately 51 percent, 55 percent and 61 percent of revenues for
1997, 1996 and 1995, respectively.  Substantially all revenues are priced in United States dollars.  Accordingly, the Company's revenues may be affected by the performance of the United
States dollar compared with that of its foreign customers' currencies.

Gross profit increased each year, though the gross profit percentage declined somewhat.  Gross profit was $8,611,000 (34.4 percent of net sales) for 1997, $8,098,000 (35.1 percent) for 1996 and $6,060,000 (35.6 percent) for 1995.  These changes were affected primarily by shifts in the product mix, which became increasingly weighted in favor of bath scales which earn lower gross profit margins than other consumer products.

Selling, general and administrative ("SG&A") expenses remained flat from 1996 to 1997, following an increase over 1995.  These expenses were $5,983,000 (23.9 percent of net sales)
for 1997, $5,963,000 (25.9 percent) for 1996 and $4,707,000 (27.6 percent) for 1995.  From
1996 to 1997, variable SG&A expenses declined slightly as a percentage of net sales, benefiting from the concentration in the customer mix which resulted in proportionately lower costs for shipping and sales commissions.  From 1995 to 1996, shipping costs declined, proportionate to net sales, as the Company reduced its use of air shipments as a result of improvements in its production cycle time.  Additionally, the year-over-year provision for estimated product warranty obligations declined, as a percentage of net sales, for both 1997 and 1996 as the Company revised its estimate in each year to reflect its more recent warranty claims experience, which benefited from product quality improvements.  On March 21, 1997, JL received certification of its conformity with the ISO 9002 Quality System Standard.  The estimate of product warranty obligations is particularly susceptible to changes in the near term based on introductions of new products, product quality improvements and changes in end user behavior.  Consumer products are marketed under warranties to end users of up to ten years.

Total fixed SG&A expenses remained flat from 1996 to 1997 following a substantial increase over 1995.  1997 saw substantial increases in advertising and promotion expenses, particularly for packaging and sales literature developed for new consumer product offerings, and for marketing of the industrial product segment.  These expenses are expected to remain significant, since new product introductions are key to the Company's growth plans.  These increases were offset by a lower provision for estimated bonus awards for 1997.  Fixed SG&A expenses grew in 1996, mainly as a result of staff expansions and increased depreciation costs.  Further increases to the staff and further capital expenditures are likely as the
Company grows.

The provision for doubtful accounts rose in 1997, after remaining at relatively modest levels in 1996 and 1995, after the Company wrote off $58,000 in connection with a former customer's bankruptcy.  To limit credit risk, the Company evaluates the financial condition of customers to whom credit is extended.  The Company generally does not require customers to furnish collateral, though certain foreign customers furnish letters of credit.

Research and development expenses were $1,746,000 (7.0 percent of net sales) for 1997,
$1,238,000 (5.4 percent) for 1996 and $833,000 (4.9 percent) for 1995.  The Company's revenue growth has relied on, and is likely to continue to rely on, expansion of its product lines.
Accordingly, research and development expenses will continue to be significant.  The Company established a transducer engineering center in Virginia to develop industrial pressure control products.  Increased engineering resources were used to develop innovative designs and new technologies to expand the number of product offerings, improve products' performance, appeal and profitability.  A significant innovation was the development of the "Sensor Disc" TM technology, introduced in the Company's tempered glass bath scale and more recent line extensions.  The Company plans to launch further line extensions and develop a lower cost
"frame" scale incorporating "Sensor Disc" TM technology in a one-piece frame.  The Company expects that its planned "frame" scale will result in a lower cost product with a shorter production cycle time.  The Company also plans to develop a new ASIC to reduce the cost in substantially all products.

For 1997 and 1996, the Company reported substantial credits for income taxes, which mainly reflect reductions in the previously-established valuation allowance for deferred tax assets.
These reductions were based on management's annual assessments of the extent to which the benefits of unused net operating loss carryforwards were more likely than not to be realized.
At March 31, 1997, the Company's unused federal net operating loss carryforward approximated
$949,000.  While substantially all deferred tax benefits at March 31, 1997 are expected to be realized, the amounts realizable could be reduced in the near term if future taxable income is lower than estimated or if there are differences in the timing or amount of future reversals of taxable temporary differences.  Additionally, provisions of the Tax Reform Act of 1986 may limit the carryforward's future use.  The use of loss carryforwards for 1997, 1996 and 1995 resulted in tax benefits of $73,000, $233,000 and $104,000, respectively.

The income tax credits also reflect lower rates of tax in the jurisdictions in which the
Subsidiaries operate.  Deferred income taxes are not provided on the Subsidiaries'
undistributed earnings, which approximated $465,000 at March 31, 1997, because those earnings are expected to be permanently reinvested.  Distribution, in the form of dividends or otherwise, would subject the Subsidiaries' earnings to United States income taxes, subject to an adjustment for foreign tax credits.  Determination of the amount of unrecognized deferred
United States income tax liability is not practicable because of the complexities associated with its hypothetical calculation.  Pursuant to current Chinese tax policies, JL qualifies for a special state corporate tax rate of 15 percent.  However, because JL has agreed to operate in China for a minimum of ten years, a full tax holiday (expected to expire on March 31, 1998)
is available for two years, beginning with JL's first profit-making year, and a 50 percent tax rate reduction to 7.5 percent (expected to expire on March 31, 2001) is available for the three years thereafter.  After the expiration of the tax holiday, JL is expected to qualify for a reduction of the tax rate to 10 percent, provided it exports a minimum of 70 percent of its production.  The Hong Kong corporate tax rate, at which ML's earnings are taxed, is 16.5 percent.  The continuation of favorable tax rates in China and Hong Kong cannot be assured.

Notwithstanding the availability of carryforwards and taxable temporary differences at March
31, 1997, and the recognition of deferred tax benefits for the year then ended, income tax payments for 1997 aggregated $105,000, principally in Hong Kong.  The Company will continue to pay taxes on its taxable income in Hong Kong, where there are no net operating loss carryforwards or tax holidays available.

Earnings per share considers the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from their exercise.  For 1997 and 1996, dilutive common equivalent shares were computed using the modified treasury stock method, which assumes investment of a portion of the exercise proceeds.  The weighted average number of shares used to compute 1997 earnings per share included 337,315 dilutive potential common shares from stock options and warrants.  The total number of potential common shares underlying stock options and warrants outstanding at March
31, 1997 was 977,000.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial
Accounting Standards No. 128, "Earnings per Share," which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share.  Statement No. 128 also eliminates the modified treasury stock method of computing potential common shares.  The
Company will adopt Statement No. 128 on October 1, 1997.  The Company estimates that basic earnings per share determined pursuant to Statement No. 128 would have been $0.33 for 1997,
$0.28 for 1996 and $0.09 for 1995.  Additionally, had those years' diluted earnings per share been determined pursuant to Statement No. 128, the Company estimates that the results would have approximated the amounts reported for primary earnings per share for those years.

The Company manufactures all its industrial products, and all its proprietary subassemblies used in its consumer products, in leased premises located in China.  Substantially all its consumer products are assembled by a single source, River Display Ltd. ("RDL"), also operating in China.  Additionally, most of the Company's products contain key components now obtained from a limited number of suppliers.  These concentrations in the current sources of supply present risks of interruption for reasons beyond the Company's control, including, with respect to China, political, economic and legal uncertainties.

From time to time, JL's operations have experienced interruptions of electric power and telecommunication.  China's infrastructure continues to evolve, as does its regulation of foreign investment.  Although the Chinese government has pursued economic reforms hospitable to foreign investment and free enterprise, the continuation and success of these efforts is not assured.  The Company's operations could be adversely affected by changes in Chinese laws and regulations, including those relating to taxation and currency exchange controls, by the imposition of economic austerity measures intended to reduce inflation and by social and political unrest.  Revocation by the United States of China's most favored nation tariff status could adversely affect the cost of goods imported into the United States.
Additionally, if China does not join the World Trade Organization ("WTO"), the Company may not
benefit from the lower tariffs and other privileges enjoyed by competitors.

Sovereignty over Hong Kong will revert to China on July 1, 1997.  The 1984 Sino-British Joint
Declaration, the 1990 Basic Law of Hong Kong, the 1992 United States-Hong Kong Policy Act and
other agreements provide some indication of the business climate the Company believes will exist in Hong Kong after the change in sovereignty.  Hong Kong will become a Special
Administrative Region ("SAR") of China, with certain autonomies relating to international trade, intellectual and other property rights, foreign currency exchange and taxation.
Notwithstanding the provisions of these international agreements, the continued stability of political, legal, economic or other conditions in Hong Kong cannot be assured.

The Company's costs and expenses are priced in United States dollars, Hong Kong dollars and
Chinese renminbi.  Accordingly, the Company is exposed to foreign currency transaction and translation losses which might result from adverse fluctuations in the values of the Hong Kong dollar and the renminbi.  At March 31, 1997, the Company had net liabilities of $1,649,000 subject to fluctuations in the value of the Hong Kong dollar and net assets of $1,234,000 subject to fluctuations in the value of the renminbi.  Past fluctuations in the values of these foreign currencies have not had a material effect on the Company's business.  However, there can be no assurance that these currencies will remain stable or will fluctuate to the
Company's benefit.  To manage its exposure to these risks, the Company may, though to date it has not, purchase currency exchange forward contracts, currency options or other derivative instruments, provided such instruments can be obtained at suitable prices.

The Company believes that inflation has not had a material effect on its business.  The
Company competes on the basis of its product designs, features and value.  Accordingly, its revenues generally have kept pace with inflation, notwithstanding that inflation in the
Subsidiaries' locations have been consistently higher than that in the United States.
Increases in labor costs have not had a significant impact on the Company's business because most of the Company's employees are in China, where prevailing labor costs are low.
Additionally, the Company believes that any significant increases in materials costs are likely to affect the entire electronics industry and, accordingly, may not have a significant adverse effect on the Company's competitive position.

LIQUIDITY AND CAPITAL RESOURCES

The Company continued to have adequate resources for its financing requirements, which have been concentrated in the working capital needs of its operations, including significant research and development.  For 1997, cash declined by $532,000, as operating activities used
$531,000 and investing activities used $757,000.  Financing activities, principally borrowings under the Company's bank line of credit, net of repayments, provided $778,000 for that year.
For 1996 and 1995, year-end cash levels remained relatively flat, as net cash flows from operating activities funded substantially all investing activities for those years.

The Company's working capital needs increased considerably in 1997, partly from growth in the amount of business conducted on open account terms and from expansion of the number of models in its product lines, leading to generally higher inventories.  Inventory levels at March 31,
1997 also reflect atypically strong orders for shipment during the quarter ending June 30,
1997 - ordinarily a seasonally sluggish period for consumer products sales.  Revenues usually peak in the quarters ending September 30 and December 31.  However, for the year ended March
31, 1997, revenues were soft for the June and September quarters, recovering for the December and March quarters.  Backlog approximated $5,500,000 at March 31, 1997, compared with
$3,300,000 a year earlier.  The dollar amount of backlog orders is not necessarily indicative of the results that may be expected for an ensuing fiscal period.  Orders for consumer products are characterized by short lead times and, accordingly, revenues and backlog will continue to fluctuate.

Capital expenditures for 1997 were driven mainly by new product introductions and technologies.  Productive equipment was installed at MSI's engineering center in Virginia and at JL, to expand their capabilities for development and production of industrial pressure transducers and consumer product subassemblies.  JL also further improved its leasehold.  The growth of consumer product line extensions resulted in additional spending, in Hong Kong, on new product tooling.  MSI and JL purchased computer hardware and software to improve engineering and office productivity.  The Company expects such capital spending to continue, in line with expansions of its product lines and staff size.  Additionally, the future success of the Company's industrial products segment could necessitate significantly larger expenditures for productive equipment, especially in China.  There were no material commitments for capital expenditures at March 31, 1997.

The Company continues to finance its requirements with accounts payable and bank borrowings.
RDL, the Company's principal supplier, assembles substantially all the Company's consumer products.  While the Company furnishes RDL with the proprietary subassemblies required in its products, RDL purchases many other components from third parties on the Company's behalf, reducing the Company's need to finance certain raw materials through their conversion to finished inventories.  RDL is not required to maintain capacity available for the Company's benefit, nor is the Company obligated to make minimum payments to RDL.

The Company has a $2 million revolving line of credit agreement extended by a United States bank.  During 1997, as a result of its continued financial strength and favorable market conditions, the Company obtained amendments to the agreement, which reduced borrowing costs and extended debt maturities.  (At March 31, 1997, the Company had a current ratio of 2.08 and a debt-to-equity ratio of 0.99.)  Advances are payable by September 30, 1998, the date of the agreement's expiration, and collateralized by a senior security interest in substantially all assets.  Borrowings bear interest at 0.5 percent above the bank's prime rate (aggregating 8.75 percent at March 31, 1997).  The agreement requires the Company to maintain certain levels of working capital and net worth, limits the Company's capital expenditures and advances to its
Subsidiaries and requires the bank's consent for the payment of dividends.  Additionally, the agreement requires payment of an annual facility fee.

From time to time, export letters of credit received from foreign customers are discounted, with recourse, with ML's banks in Hong Kong.  ML is potentially subject to off-balance sheet risks of discrepant documents and customers' nonperformance under these letters of credit.  At
March 31, 1997, ML was contingently liable for $164,000 under discounted letters of credit pending collection by the banks.

Further expansion of the Company's financing requirements are likely to require additional resources.  The Company believes that suitable resources for expansion of its working capital requirements would be available, though no assurance can be given.  However, significant expansion of JL's productive capacity might be difficult to finance through the Company's traditional sources, given the uncertain legal environment in China.  Additionally, if the
Company were to pursue potential acquisitions, it would likely require other forms of financing.

The Company has not declared cash dividends on its common equity.  Management expects that earnings which may be generated from the Company's near-term operations will be reinvested and that, accordingly, dividends will not be paid to common shareholders in the future.
Additionally, the payment of dividends is subject to the consent of a bank with which the
Company has a revolving credit agreement.

At present, there are no material restrictions on ML's ability to transfer funds to MSI in the form of cash dividends, loans, advances or purchases of materials, products or services.  JL's distribution and repatriation of dividends to ML or MSI are restricted by Chinese laws and regulations, including currency exchange controls.  At March 31, 1997, JL's restricted net assets approximated $569,000.


Item 8.Financial Statements and Supplementary Data

The financial statements and supplementary data, together with the report thereon by the
Company's Independent Certified Public Accountants, are listed below in Item 14.  Exhibits,
Financial Statement Schedules and Reports on Form 8-K.


Item 9.Changes in and disagreements with Accountants on Accounting and Financial Disclosure

None



PART III


Item 10.Directors and Executive Officers of the Registrant

On October 15, 1996, Directors listed below were elected to serve on the Board of Directors
(the "Board") until the next Annual Meeting of Shareholders.
Name                            Age    Positions and offices                Director since

Joseph R. Mallon Jr.            51     President, Chief Executive Officer   April 1, 1992
                                       and Chairman of the Board of
                                       Directors

John D. Arnold                  43     Director                             June 19, 1995

Richard S. Betts                53     Director                             April 1, 1992

Theodore J. Coburn              43     Director                             October 20, 1995

Damon Germanton                 54     Executive Vice President, Chief      March 5, 1981
                                       Operating Officer, Secretary and
                                       Director

Steven P. Petrucelli            44     Director                             June 15, 1992

The Hon. Dan J. Samuel          72     Director                             October 27, 1994

Mark W. Cappiello               43     Vice President of Sales and Marketing     N/A

Mark A. Shornick                43     Chief Financial Officer, Treasurer and    N/A
                                       Assistant Secretary

Joseph R. Mallon Jr. became the Company's President, Chief Executive Officer and Chairman of
the Board on April 1, 1995.  Mr. Mallon has thirty years experience in electronic sensor technology.  He is a recognized pioneer in micromachining (the three-dimensional sculpting of silicon), having published 50 technical papers and having been awarded 40 patents.  In October
1985, Mr. Mallon co-founded NovaSensor, where he served as Co-President and a Director until its acquisition by Lucas Industries, Inc., a United States subsidiary of Lucas Industries plc.
of the United Kingdom, in January 1990.  From that time until his departure in January 1993,
Mr. Mallon was the Executive Vice President and a Director of Lucas NovaSensor.  Thereafter,
until his appointment as President, Chief Executive Officer and Chairman of the Board, Mr.
Mallon pursued a Ph.D. EE. program at Stanford University.  Mr. Mallon serves on the Board's
Operations Committee.

John D. Arnold has been in private law practice since 1989, primarily focusing on relationships between United States technology companies and Asian manufacturers.  Before
1989, Mr. Arnold was employed with the law firm of Wilson, Sonsini, Goodrich & Rosati in Palo
Alto, California and prior thereto with Foley & Lardner in Milwaukee, Wisconsin.  Mr. Arnold serves on the Board's Compensation Committee.

Richard S. Betts has been the President of Rich Plan of Lake Plains, Inc., a distributor of privately labeled food products, since 1973.  Mr. Betts chairs the Board's Audit Committee.

Theodore J. Coburn has been a Partner of Brown, Coburn & Co., a financial consulting firm, since 1991.  From 1986 until 1991, he was a Managing Director of Global Equity Transactions
and a member of the Board of Directors of Prudential Securities.  From 1983 to 1986, Mr.
Coburn served as Managing Director of Merrill Lynch Capital Markets.  Mr. Coburn holds a B.S.
from the University of Virginia, an M.B.A. from the Columbia University Graduate School of
Business and masters degrees from Harvard University's Graduate School of Education and its
Divinity School.  Mr. Coburn serves as a Director of Nicholas-Applegate Growth Equity Fund,
Nicholas-Applegate Equity Trust, Emerging Germany Fund and Moovies Inc.  Mr. Coburn serves on the Board's Audit and Compensation Committees.

Damon Germanton has been a Director and an Executive Officer since founding the Company.
Previously, Mr. Germanton obtained sixteen years experience in military and aerospace applications of micromachined sensor technology as an engineer and operations manager for
Kulite Semiconductor Products, Inc.  In addition to serving as Chief Operating Officer, Mr.
Germanton is the Company's chief technologist and Managing Director of its Asian operations.
Mr. Germanton, who holds seven patents and a B.S. in Engineering from Fairleigh Dickinson
University, serves on the Board's Operations Committee.

Steven P. Petrucelli consults in electronic and medical technology and, since 1979, has been an Assistant Professor at Rutgers University in the Biomedical and Electrical Engineering
Departments.  Dr. Petrucelli joined the Company's staff in 1991 and previously consulted for the Company.  Dr. Petrucelli chairs the Board's Operations Committee.

The Honorable Dan J. Samuel has been a business consultant since his retirement in 1986.
Previously, Mr. Samuel served as President and Chief Executive Officer of Scallop Corporation,
a subsidiary of the Royal Dutch/Shell Group of Companies.  Mr. Samuel currently serves on the
Boards of Directors of Canadian Overseas Packaging Industries and, since 1985, Witco
Corporation.  Mr. Samuel chairs the Board's Compensation Committee and serves on its Audit
Committee.

Mark  W.  Cappiello  has  served  as  Vice  President  of  Sales  and  Marketing  since
January  1988.     Mr. Cappiello has twenty years experience in international consumer products marketing, seventeen of which have been in the scale industry.  Mr. Cappiello previously was employed by Terraillon S.A. (a French manufacturer and distributor of scales and balance products) and Borg-Erickson Corporation.  Mr. Cappiello received a B.A. in
Business from the University of Connecticut.

Mark A. Shornick has served as Chief Financial Officer since he joined the Company on July 10,
1989, later adding the duties of Assistant Secretary and Treasurer.  Mr. Shornick has twenty years experience in providing finance and accounting services to emerging companies.  Before joining the Company, he was employed as an audit manager by national and regional accounting firms Miller, Ellin & Company, Laventhol & Horwath and Brout & Company, where he specialized in public companies with a multinational presence.  A Certified Public Accountant, Mr.
Shornick received a B.A. in Accounting from Queens College of the City University of New York.

Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company, there were no late reports required by Section 16(a) of the Exchange Act, nor were there any transactions that were not reported on a timely basis, as disclosed in these Forms, during the year ended March 31, 1997, nor were there known failures to file required Forms, except that
Mr. Betts failed to report one transaction timely.


Item 11.  Executive Compensation

The following pages contain the Company's Summary Compensation Table and Aggregated Option/SAR
Exercises and Fiscal Year-End Option/SAR Value Table for the year ended March 31, 1997, and the Performance Line Graph information for the five years then ended.  For the year ended
March 31, 1997, stock options were neither granted to Officers nor repriced, nor were there any long-term incentive plan ("LTIP") awards.  The Company has never granted stock appreciation rights, nor does it have a defined benefit or actuarial pension plan.

The Performance Line Graph information includes two peer groups of publicly held companies with standard industrial classifications ("SIC") appropriate for the Company's two business segments.  The peer group for the Company's consumer products segment (SIC 3634) comprises
Beverly Hills Fan Company, Creative Technologies Corporation, Helen of Troy Corporation Ltd.,
Rival Company, Salton/Maxim Housewares Inc., Signature Brands USA Inc., Sunbeam Corporation,
Toastmaster Inc. and Windmere-Durable Holdings.  The peer group for the Company's industrial products segment (SIC 3823) comprises Advanced Machine Vision Corporation, Arizona Instrument
Corporation, Astrosystems Inc., BEI Electronics Inc., Cognex Corporation, Computational
Systems Inc., Daniel Industries, Dionex Corporation, Elsag Bailey Process Automation, Emerson
Electric Company, Engineering Measurements Company, Holometrix Inc., Hurco Companies Inc.,
Impact Systems Inc., Industrial Scientific Corporation, Industrial Technologies Inc., Isco
Inc., K-tron International Inc., Measurex Corporation, Medar Inc., Mesa Laboratories Inc.,
Mikron Instrument Company, Monitek Technologies, Moore Products Company, Orbotech Ltd.,
Pollution Research and Control, PPT Vision Inc., Robotic Vision Systems Inc., SBS Technologies
Inc., Schmitt Industries Inc., Technology 80 Inc., Thermedics Detection Inc., Thermo-mizer
Environmental Corporation, Topro Inc., TSI Inc. and Unit Instruments Inc.

Non-officer Directors receive $1,000 for attendance at each regularly scheduled Board meeting and, effective January 1, 1997, a $4,000 annual retainer, paid in two equal semi-annual installments.  Additionally, each non-officer Director is granted an option to purchase 5,000 common shares at market value for the first year of service and an option to purchase 2,500 common shares at market value for each succeeding year of service.  Effective January 1, 1997, non-officer Directors are paid $500 for attending ($600 for chairing) each quarterly Committee meeting.  Previously, non-officer Directors were paid $250 for attending ($500 for chairing)
each quarterly Committee meeting.  Non-employee Directors do not receive retirement or other fringe benefits.

Certain non-officer Directors who render other services to the Company receive additional compensation.  The Company provides part-time employment to Dr. Petrucelli for an annual salary of $52,500.  Additionally, the Company provides $20,571 in annual support to the gifts and grants program of the Biomedical Engineering Department at Rutgers University's College of
Engineering, where Dr. Petrucelli also has part-time employment.  The Company also provides part-time employment to Dr. Petrucelli's colleague at the College of Engineering for an annual salary of $41,500.  Additional compensation paid to Messrs. Arnold and Coburn, who serve on the Board's Compensation Committee, is described below under "Compensation Committee
Interlocks and Insider Participation."

Mr. Mallon, the Company's Chief Executive Officer, President, Chairman of the Board and a
shareholder, is compensated pursuant to an arrangement approved by the Board on April 27,
1995.  The arrangement, effective April 1, 1995, provided for a minimum annual salary of
$100,000 for the year ended March 31, 1996, which the Board increased to $170,000 for the year ended March 31, 1997.  Mr. Mallon's salary is subject to bonuses and merit increases which may be recommended by the Board's Compensation Committee, and an annual nonaccountable automobile allowance of $11,000.  For 1996, the Company also reimbursed Mr. Mallon for his relocation and provided a $12,000 allowance for temporary living expenses.  Additionally, on April 27, 1995 the Board granted Mr. Mallon an option to purchase an aggregate of 144,000 common shares at
$4.875, exercisable under certain conditions in cumulative annual installments and expiring on various dates through April 27, 2005.

Mr. Germanton, the Company's Chief Operating Officer, Executive Vice President, Secretary and
a shareholder, is compensated pursuant to an employment agreement expiring on March 31, 2000.
The agreement provides for a minimum annual salary of $170,000, subject to bonuses and merit increases which may be recommended by the Board's Compensation Committee, and an annual
nonaccountable  automobile  allowance  of  $11,000.    Additionally,  the  Company  reimburses
Mr. Germanton for certain long-term disability income insurance premiums for which the Company is not a beneficiary and for overseas living expenses relating to his assignments in China and
Hong Kong.  Pursuant to the agreement, the Company would become obligated to pay a severance benefit of approximately one year's salary, computed based on the average annual compensation for the latest three years of employment, if the Board were to decline to renew the agreement prior to its expiration.

The Company provides Mr. Cappiello, the Company's Vice President of Sales and Marketing, with an automobile for his personal use.

Certain additional compensation paid to officers is described below under "Item 13.  Certain
Relationships and Related Transactions."

Officers' and Directors' expense reimbursements are reviewed by the Chief Executive Officer, whose expense reimbursements are reviewed by the Chief Financial Officer.  The Company has not
made loans to officers or Directors, nor has the Company guaranteed officers' or Directors'
borrowings.

Officers' retirement benefits consist solely of those provided under the Company's defined contribution plan, established under section 401(k) of the Internal Revenue Code, which complies with applicable laws and regulations.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee for the year ended March 31, 1997 were Mr. Samuel
(Chairman), Mr. Arnold and Mr. Coburn.  The Company has not employed these Committee members at any time, nor has any member of the Compensation Committee or the Board been an officer of any for-profit entity whose compensation committee or board of directors included officers of the Company.  For the year ended March 31, 1997, Mr. Arnold provided legal services to the
Company for fees approximating $13,400 and Mr. Coburn provided consulting services to the
Company for fees approximating $4,500.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee's policies are intended to attract and retain talented executives, motivate attainment of strategic objectives and align executives' interests with those of shareholders.  Pursuant to the Committee's recommendations, the Board approves officers' base salaries, bonuses, stock option grants and, where applicable, employment contracts and severance payments.  A significant amount of an officer's yearly compensation is dependent upon the Company's performance for the fiscal year and over time.

The Committee seeks to offer competitive compensation packages, in comparison with market practices, based on input from the Chief Executive Officer with reference to a periodic surveys of similar-sized companies in similar industries.  The 1997 average base compensation for the Company's officers is intended to be competitive with salaries paid to similarly situated executives.  The 1997 average base salaries of the Company's officers, excluding the
Chief Executive Officer, increased 3 percent in 1997.

Annual bonus maximums are intended to be competitive with those available to similarly situated executives and provide for a significant performance incentive.  The Chief Executive
Officer recommends awards to the Compensation Committee with reference to the level of achievement of corporate and individual objectives.  Corporate objectives are measured by sales increases, net income, and other goals determined annually.  Individual objectives are intended to be objectives which are under the respective officers' direct control.  The Board retains the right to make discretionary adjustments it deems appropriate.  Bonus awards for
1997 have not been determined as of the date of this report.  The Company expects to determine and disclose the amounts of these awards by the publication of its forthcoming Proxy
Statement.

Officers' eligibility for stock option grants, and the frequency and size of such grants, are intended to be competitive with observed market practices for similarly situated executives and encourage increased shareholder value.  No stock options were granted to officers for the fiscal year ended March 31, 1997.  The Company's stock option plan complies with applicable laws and regulations, permitting the Company to deduct for federal income tax purposes the cost of any compensation arising thereunder relating to Internal Revenue Code section 162(m).
At present, the Company has no other compensation programs nor policies which could give rise to compensation to an officer in excess of $1 million a year.

With the exception of Mr. Germanton, the Company has no formal executive severance pay policy.
Severance pay and non-monetary severance benefits are determined as appropriate with reference to observed market practice, length of service and reason for termination.  The Company's employment contract with its former Chief Executive Officer, terminated as of March 31, 1995, provided for the payment of a $194,833 severance benefit, the extension of stock option exercise terms and the execution of a sales representative agreement.

The Committee's policies for compensating the Chief Executive Officer are intended to provide significant annual and long-term performance incentives.  The Committee seeks to provide the
Chief Executive Officer with a base salary which is intended to be competitive with salaries paid to similarly situated chief executives.  Following an initial year of employment in which the Chief Executive Officer's base salary was $100,000, the Committee recommended that his base salary for 1997 be increased by 70 percent to equal the base salary paid to the Company's
Chief Operating Officer.  The Chief Executive Officer's annual bonus maximum is set at 40 percent of his base salary, which is intended to provide a significant annual performance incentive to attain corporate and individual objectives.  While the Committee did not recommend any stock option grants to officers for 1997, the Chief Executive Officer received an option to purchase an aggregate of 144,000 common shares at market, shortly after his employment commenced on April 1, 1995.  The Committee believes that this option grant is a significant incentive for long-term enhancement of shareholder value.

The Board neither rejected, nor did it materially modify, any action or recommendation of the
Committee.

The Honorable Dan J. Samuel, Chairman
John D. Arnold, Member
Theodore J. Coburn, Member


Item 11(b).  Summary Compensation Table for the year ended March 31, 1997.
                                         Annual Compensation (1)                        Long Term Compensation

                                                                                     Awards                Payouts
Name                                                                                      Securities
and                         Year                                   Other      Restricted  Underlying
Principal                   Ended                                  Annual       Stock      Options/    LTIP       All Other
Position                    March 31     Salary($)   Bonus($)  Compensation($)  Awards($)   SARs(#)  Payouts($) Compensation($)
                                                       (2)           (3)                                             (4)

Joseph R. Mallon Jr.,
President and Chief           1997        170,000       -           11,000         0              0      0          2,000
Executive Officer             1996        100,000    116,000        23,000         0        149,000      0              0


Damon Germanton,
Executive Vice President,     1997        170,000       -           14,673         0              0      0          2,000
Chief Operating Officer       1996        165,000     51,000        12,120         0         15,000      0              0
and Secretary                 1995        188,000     20,000        13,421         0         10,000      0          2,000


Mark W. Cappiello,            1997        120,000       -            6,830         0              0      0          2,000
Vice President of             1996        115,000     27,000         7,750         0              0      0              0
Sales and Marketing           1995        110,000     25,000         8,953         0         50,000      0          2,000


Mark A. Shornick,
Chief Financial Officer,      1997        110,000       -                0         0              0      0          2,000
Treasurer and Assistant       1996        107,500      5,000             0         0              0      0              0
Secretary                     1995        105,000      5,000             0         0         25,000      0          2,000

(1) Amounts exclude payments of overseas living expenses, relating to Mr. Germanton's China and Hong Kong assignments, and
    Mr. Mallon's relocation expenses.

(2) The Company expects to disclose bonuses earned for 1997, which will be based on criteria in the Compensation Committee
    Report, in its forthcoming Proxy Statement.

(3) Perquisites did not exceed the lesser of $50,000 or 10 percent of each officer's salary and bonus, except for Mr. Mallon for the year ended March 31, 1996.  Mr. Mallon's perquisites consist of a nonaccountable automobile payments for the personal use of his automobile for previous years ($8,447 for 1996 and $9,748 for 1995), and long-term disability income insurance premiums for Mr. Germanton's benefit ($3,673 for each year).  Mr. Cappiello's perquisites consist of the cost of providing an automobile (excluding Company-paid insurance) for Mr. Cappiello's personal use.

(4) All Other Compensation consists of the Company's annual contributions to a defined contribution plan established under section 401(k) of the Internal Revenue Code.


Item 11(d).   Aggregated Option/SAR Exercises in last fiscal year and Fiscal Year-end Option/SAR values for the year ended March 31, 1997
                                                                    Number of
                                                                    Securities                          Value of
                                                                    Underlying                          Unexercised
                                                                    Unexercised                         In-the-Money
                                                                    Options/SARs                        Options/SARs
                                                                    at FY-End (#)                       at FY-End ($)
                                                                                                            (1)
                       Shares Acquired         Value
Name                   on Exercise (#)         Realized ($)    Exercisable   Unexercisable        Exercisable   Unexercisable


Joseph R. Mallon Jr.            0                  0             58,000          96,000              2,500              0

Damon Germanton                 0                  0             55,000               0             30,500              0

Mark W. Cappiello               0                  0            120,000          30,000            141,250         15,000

Mark A. Shornick                0                  0            110,000          15,000            136,250          7,500

(1) Instrinsic value, if any, based on the excess of the closing price of the Company's common stock at March 31, 1997 ($4.00)
    over the exercise price of the options.


Item 11(l).  Performance Line Graph Information
                                                   ANNUAL RETURN PERCENTAGE
                                                          Years Ending

Company Name / Index                       Mar93    Mar94     Mar95     Mar96     Mar97
MEASUREMENT SPECIALTIES INC               130.77     6.67     15.63    -13.51      0.00
AMEX COMPOSITE INDEX                        7.19     7.19      4.81     23.03     -0.47
PEER GROUP -SIC 3823                       10.68     4.42     15.53     25.74     10.10
PEER GROUP -SIC 3634                      -15.34     6.31     16.00    -15.18     62.60

                                                        INDEXED RETURNS
                                  Base                    Years Ending
                                 Period
Company Name / Index              Mar92    Mar93    Mar94     Mar95     Mar96     Mar97
MEASUREMENT SPECIALTIES INC        100    230.77   246.15    284.62    246.15    246.15
AMEX COMPOSITE INDEX               100    107.19   114.89    120.41    148.15    147.46
PEER GROUP -SIC 3823               100    110.68   115.57    133.52    167.89    184.84
PEER GROUP -SIC 3634               100     84.66    90.01    104.41     88.56    144.00


Item 12.  Security Ownership of Certain Beneficial Owners and Management

At April 30, 1997, securities owned by Directors, executive officers and beneficial owners of more than five percent of each class of the Company's voting securities were:

                    Name and Address               Number of Shares
Title of Class      of Beneficial Owner            Beneficially Owned         Percent of Class

Common stock,       Joseph R. Mallon Jr.                226,500  (  1)               6.3 %
no par value        Measurement Specialties, Inc.
                    80 Little Falls Road
                    Fairfield, NJ 07004

                    John D. Arnold                        7,500  (  2)               (  3)
                    104 Highland Terrace
                    Woodside, CA 94062

                    Richard S. Betts                     82,048  (  4)               2.3 %
                    Rich Plan of Lake Plains, Inc.
                    Box 110
                    20 South Main Street
                    Perry, NY 14530

                    Theodore J. Coburn                    5,000  (  5)               (  3)
                    17 Cotswold Road
                    Brookline, MA 02146

                    Damon Germanton                     419,661  (  6)              11.7 %
                    Measurement Specialties, Inc.
                    80 Little Falls Road
                    Fairfield, NJ 07004

                    Steven P. Petrucelli                 23,500  (  7)               (  3)
                    26 North Main Street
                    Cranbury, NJ 08512

                    The Hon. Dan J. Samuel               11,500  (  2)               (  3)
                    154 Hillspoint Road
                    Westport, CT 06880

                    Mark W. Cappiello                   120,000  (  8)               3.3 %
                    Measurement Specialties, Inc.
                    80 Little Falls Road
                    Fairfield, NJ 07004

                    Mark A. Shornick                    110,000  (  9)               3.0 %
                    Measurement Specialties, Inc.
                    80 Little Falls Road
                    Fairfield, NJ 07004
                                                      --------------               -------
                    Current Officers and Directors
                    as a group (9 persons)            1,005,709  (10)               25.4 %

                    Donald P. Weiss                     265,518  (11)                7.5 %
                    116 West Clinton Avenue
                    Tenafly, NJ 07670

(1) Includes ownership of options, exercisable within 60 days of  April 30, 1997, to purchase
82,000 common shares.
(2) Includes ownership, by each director, of exercisable options to purchase 7,500 common shares.
(3) Percentage of shares beneficially owned does not exceed one percent of the class.
(4) Includes ownership of exercisable options and common stock purchase warrants for 14,500 common shares; includes ownership of 39,448 common shares by a company with which Mr. Betts is affiliated; includes ownership of 10,900 common shares by an employee benefit trust sponsored by a company with which Mr. Betts is affiliated; includes ownership of 2,200 common shares by
Mr. Betts' children.
(5) Includes ownership of exercisable options to purchase 5,000 common shares.
(6) Includes ownership of exercisable options to purchase 55,000 common shares; excludes ownership by Mr. Germanton's daughter of 18,545 common shares, of which Mr. Germanton disclaims beneficial ownership.
(7) Includes ownership of exercisable options to purchase 23,500 common shares.
(8) Includes ownership of exercisable options to purchase 120,000 common shares.
(9) Includes ownership to exercisable options to purchase 110,000 common shares.
(10) Includes ownership by Messrs. Mallon, Arnold, Betts, Coburn, Germanton, Petrucelli,
Samuel, Cappiello and Shornick of exercisable options and common stock purchase warrants, mentioned above, for an aggregate of 425,000 common shares.
(11) Includes ownership of exercisable options to purchase 30,000 common shares.


Item 13.Certain Relationships and Related  Transactions

The Company engages the son of Joseph R. Mallon Jr., an officer and Director, to assist with its electronic filings with the SEC.  Fees for 1997 approximated $300.

JL sublets a residence used by employees in China from Damon Germanton, an officer and
Director,  under a month-to-month arrangement.  Rent expense for 1997 approximated $6,700.

The Company paid Donald P. Weiss, a holder of more than five percent of the Company's common stock and a former officer and Director, sales commissions for 1997 approximating $3,300.
Additionally, the Company employs Mr. Weiss' son as a materials and resource planner.



PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following financial statements and schedules are filed at the end of this report.  Other schedules are omitted because they are not required, not applicable or the required information is shown in the consolidated financial statements or notes thereto.

i.   Report of Independent Certified Public Accountants
ii.  Consolidated Balance Sheets, As of March 31, 1997 and 1996
iii. Consolidated Statements of Operations, For the Years Ended March 31,
        1997, 1996 and 1995
iv.  Consolidated Statements of Shareholders'  Equity, For the Years Ended
        March 31, 1997, 1996 and 1995
v.   Consolidated Statements of Cash Flows, For the Years Ended March 31,
        1997, 1996 and 1995
vi.  Notes to Consolidated Financial Statements
vii. Schedule II - Valuation and Qualifying Accounts, For the Years Ended
        March 31, 1997, 1996 and 1995

REPORT OF INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Measurement Specialties, Inc.


We have audited the accompanying consolidated balance sheets of Measurement
Specialties, Inc. and Subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1997.  These financial statements are the responsibility of the Company's management.  Our  responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Measurement
Specialties, Inc. and Subsidiaries as of March 31, 1997 and 1996, and the
consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

We have also audited Schedule II for each of the years ended March 31, 1997, 1996, and 1995.  In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Parsippany, New Jersey


CONSOLIDATED BALANCE SHEETS

ASSETS
                                                   March 31,               March 31,
                                                     1997                    1996

Current assets:
  Cash and cash equivalents                      $  238,787              $  771,016
  Accounts receivable, trade, net of
     allowance for doubtful accounts of
     $32,000 (1997) and $22,000 (1996)            2,811,756               2,019,281
  Inventories (Note 3)                            3,675,870               2,500,478
  Deferred income taxes                             159,190                  56,842
  Prepaid expenses and other current assets         239,566                 186,582
                                                  ---------               ---------
    Total current assets                          7,125,169               5,534,199


Property and equipment (Note 4)                   3,030,387               2,431,526
  Less accumulated depreciation and amortization  1,643,976               1,352,642
                                                  ---------               ---------
                                                  1,386,411               1,078,884


Other assets:
  Intangible assets, net of accumulated
     amortization of $101,000 (1997) and
     $62,000 (1996)                                 108,316                  49,587
  Deferred income taxes                             385,071                 126,000
  Other assets                                      229,217                 130,896
                                                  ---------               ---------
                                                    722,604                 306,483
                                                  ---------               ---------
                                                  ---------               ---------
                                                 $9,234,184              $6,919,566

See notes to consolidated financial statements.



LIABILITIES AND SHAREHOLDERS' EQUITY
                                                   March 31,               March 31,
                                                     1997                    1996

Current liabilities:
  Accounts payable, trade                         $2,319,840              $1,032,958
  Customers' advances                                194,143               1,019,424
  Accrued payrolls and fringe benefits               337,787                 512,050
  Current portion of product warranty obligations    218,000                 179,054
  Income taxes                                           641                  74,514
  Deferred income taxes                               10,953
  Accrued expenses and other current liabilities     339,285                 242,905
                                                   ---------               ---------
    Total current liabilities                      3,420,649               3,060,905


Other liabilities:
  Borrowings under bank line of credit
     agreement (Note 5)                              778,000
  Product warranty obligations, net of
     current portion                                 278,000                 318,536
  Other liabilities                                  114,195                  80,736
                                                   ---------               ---------
                                                   1,170,195                 399,272
                                                   ---------               ---------
    Total liabilities                              4,590,844               3,460,177


Commitments and contingencies (Notes 16 and 17)


Shareholders' equity (Notes 6, 7, 8):
  Serial preferred stock; 221,756 shares
     authorized; none outstanding
  Common stock, no par; 20,000,000 shares
     authorized; 3,531,987 shares issued and
     outstanding (1997 and 1996)                   5,384,950               5,384,950
  Additional paid-in capital                          47,141                  25,000
  Deficit                                           (773,109)             (1,947,953)
  Currency translation and other adjustments         (15,642)                 (2,608)
                                                   ---------               ---------
    Total shareholders' equity                     4,643,340               3,459,389
                                                   ---------               ---------
                                                   ---------               ---------
                                                  $9,234,184              $6,919,566

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                          For the year ended March 31,
                                                                  1997                1996                1995

Net sales                                                      $25,004,499         $23,059,539         $17,038,659

Cost of goods sold (Note 12)                                    16,393,526          14,961,506          10,979,119
                                                                ----------          ----------          ----------
  Gross profit                                                   8,610,973           8,098,033           6,059,540

Other expenses (income):
  Selling, general and administrative                            5,983,449           5,962,776           4,707,291
  Provision for doubtful accounts                                   73,639              18,010              16,656
  Research and development, net of customer funding of
     $54,000 for 1997, $95,000 for 1996 and $82,000 for 1995     1,746,293           1,237,596             833,258
  Interest expense                                                  19,292              19,153
  Interest and other income                                        (36,199)            (41,552)            (32,354)
  Provision for former officer's severance benefit                                                         194,833
                                                                ----------          ----------          ----------
                                                                 7,786,474           7,195,983           5,719,684


Income before income taxes                                         824,499             902,050             339,856
Income tax provision (benefit) (Note 13)                          (350,345)            (84,981)              6,000
                                                                ----------          ----------          ----------
Net income                                                      $1,174,844            $987,031            $333,856

Earnings per common share (Note 14)                                  $0.31               $0.27               $0.09

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended March 31, 1997, 1996 and 1995
                                                                                                       Currency
                                            Serial                      Additional                    translation
                                           preferred       Common        paid-in                       and other
                                             stock         stock         capital        Deficit       adjustments      Total

Balance, April 1, 1994                      $37,599      $5,277,601      $25,000      ($3,268,840)      $12,265      $2,083,625

Conversion of convertible preferred
   Series C stock into 18,918 common
   shares                                   (37,599)         37,599                                                           0

5,500 common shares issued upon
   exercise of warrants                                      22,000                                                      22,000

Net income for the year ended
   March 31, 1995                                                                         333,856                       333,856

Currency translation adjustment and
   unrealized holding gains and losses
   on available-for-sale marketable
   securities                                                                                            (7,369)         (7,369)
                                                          ---------       ------       -----------      --------      ---------
Balance, March 31, 1995                                   5,337,200       25,000       (2,934,984)        4,896       2,432,112

13,500 common shares issued upon
   exercise of options and warrants                          47,750                                                      47,750

Net income for the year ended
   March 31, 1996                                                                         987,031                       987,031

Currency translation adjustment and
   unrealized holding gains and losses
   on available-for-sale marketable
   securities                                                                                            (7,504)         (7,504)
                                                          ---------       ------       -----------      --------      ---------
Balance, March 31, 1996                                   5,384,950       25,000       (1,947,953)       (2,608)      3,459,389

Fair value of nonemployee common stock
   purchase warrants and nonemployee
   options issued for services                                            22,141                                         22,141

Net income for the year ended
   March 31, 1997                                                                       1,174,844                     1,174,844

Currency translation adjustment and
   unrealized holding gains and losses
   on available-for-sale marketable
   securities                                                                                           (13,034)        (13,034)
                                                          ---------       ------       -----------      --------      ---------
Balance, March 31, 1997                                  $5,384,950      $47,141        ($773,109)     ($15,642)     $4,643,340

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 15)
                                                                                      For the year ended March 31,
                                                                             1997                  1996                1995

Cash flows from operating activities:

  Net income                                                              $1,174,844              $987,031            $333,856
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Depreciation and amortization of property and equipment                343,836               368,496             260,519
      Amortization of intangible assets and deferred financing costs          70,636                57,596              18,995
      Provision for doubtful accounts                                         73,639                18,010              16,656
      Deferred income taxes                                                 (344,690)             (161,137)
      Fair value of nonemployee common stock purchase warrants
        and nonemployee options issued for services                           22,141
      Other adjustments                                                        8,972                10,716              28,517
      Net changes in operating assets and liabilities:
        Accounts receivable, trade                                          (868,491)             (481,038)         (1,374,496)
        Inventories                                                       (1,175,392)             (221,776)           (546,797)
        Prepaid expenses and other current assets                            (74,300)              (19,844)            (96,899)
        Other assets                                                         (98,321)               67,894             (81,817)
        Accounts payable, trade                                            1,286,882              (370,465)            808,126
        Income taxes                                                        (73,873)                78,654
        Severance benefit payable to former officer                                               (194,833)            194,833
        Accrued expenses and other current liabilities                     (864,218)               658,315             557,756
        Other liabilities                                                   (12,851)                82,706             297,703
                                                                           ---------              --------            --------
    Net cash provided by (used in) operating activities                    (531,186)               880,325             416,952

Cash flows from investing activities:

  Purchases of property and equipment                                      (658,883)              (802,345)           (437,489)
  Purchases of intangible assets                                            (98,138)               (26,257)            (19,082)
  Proceeds from sale of property and equipment                                  129                                     12,801
                                                                           ---------              --------            --------
    Net cash used in investing activities                                  (756,892)              (828,602)           (443,770)

Cash flows from financing activities:

  Borrowings under bank line of credit agreement                          6,026,360                979,661
  Repayments under bank line of credit agreement                         (5,248,360)              (979,661)
  Payment of deferred financing costs                                       (10,000)               (52,542)
  Proceeds from exercise of options and warrants                                                    47,750              22,000
                                                                           ---------              --------            --------
    Net cash provided by (used in) financing activities                     768,000                 (4,792)             22,000

Effect of exchange rate changes on cash and cash equivalents                (12,151)               (13,724)             (6,484)

Net change in cash and cash equivalents                                    (532,229)                33,207             (11,302)
Cash and cash equivalents, beginning of year                                771,016                737,809             749,111
                                                                           ---------              --------            --------
                                                                           ---------              --------            --------
Cash and cash equivalents, end of year                                     $238,787               $771,016            $737,809

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of significant accounting policies and description of business:

Description of business:

Measurement Specialties, Inc. ("MSI") designs, develops, produces and sells low cost electronic products which measure and display distance, motion, force, pressure and temperature.  Substantially all revenues for 1997, 1996 and 1995 were derived from sales of consumer products, mainly bathroom scales, marketed in North America, Europe and Asia.

Principles of consolidation:

The consolidated financial statements include the accounts of MSI and its wholly owned subsidiaries (the "Subsidiaries") - Measurement Limited, organized in Hong Kong on August 8,
1986 ("ML"),  and Jingliang Electronics (Shenzhen) Co. Ltd., organized in the People's
Republic of China ("China") on January 12, 1995 ("JL") - collectively, referred to as the
"Company."  Significant intercompany balances and transactions have been eliminated.

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

Marketable securities:

Unrealized gains and losses on trading securities are included in operations.  Unrealized gains and losses on available-for-sale securities are accumulated as a separate component of shareholders' equity.

Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and equipment:

Property and equipment are stated at cost.  Depreciation is computed by the straight-line method over the estimated useful lives of the assets, generally three to ten years.  Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives of the assets.

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

Reclassifications:

The Company reclassified certain amounts on April 1, 1996.  Prior periods' amounts were reclassified to conform with the 1997 classifications.  Net operating results were not affected by these reclassifications.


2.  Changes in accounting estimates and impact of recently issued accounting standard:

The Company revised its estimated product warranty obligations in 1997 and 1996 to reflect more recent warranty claims experience which benefited from product quality improvements.
These revisions decreased warranty expense for 1997 and 1996 by $253,000 and $97,000, respectively.  Additionally, ML revised estimated postemployment benefits in 1996 to give effect to its employee turnover experience, which decreased 1996 postemployment benefits costs by $47,000.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of
Financial Accounting Standards No. 128, "Earnings per Share," which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share.  Statement
No. 128 also eliminates the modified treasury stock method of computing potential common shares.  The Company will adopt Statement No. 128 on October 1, 1997.  The Company estimates that basic earnings per share determined pursuant to Statement No. 128 would have been $0.33 for 1997, $0.28 for 1996 and $0.09 for 1995.  Additionally, had those years' diluted earnings per share been determined pursuant to Statement No. 128, the Company estimates that the results would have approximated the amounts reported for primary earnings per share for those years.



3.  Inventories:
                           1997              1996

Raw materials       $    584,970      $    669,576
Work-in-process          734,010           371,112
Finished goods         2,356,890         1,459,790
                       ---------          ---------
                     $ 3,675,870        $ 2,500,478


4.  Property and equipment:
                                          1997              1996

Production machinery and equipment    $ 1,295,930         $ 1,140,719
 Tooling costs                            973,384             764,123
Furniture and equipment                   539,637             330,139
Leasehold improvements                    221,436            196,545
                                        ---------           ---------
                                      $ 3,030,387         $ 2,431,526


5.  Borrowings under bank line of credit agreement:

At March 31, 1997, $778,000 was outstanding under a $2 million revolving line of credit agreement, extended by a domestic bank.  Advances are payable by September 30, 1998, the date of the agreement's expiration, and collateralized by a senior security interest in substantially all assets.  Borrowings bear interest at 0.5 percent above the bank's prime rate
(aggregating 8.75 percent at March 31, 1997).  The agreement requires the Company to maintain certain levels of working capital and net worth, limits the Company's capital expenditures and advances to its Subsidiaries and requires the bank's consent for the payment of dividends.
Additionally, the agreement requires payment of an annual facility fee.  The carrying amount of outstanding indebtedness approximates its fair value because, in the opinion of management, the borrowing rate approximates market.


6.  Shareholders' equity:

The Company is authorized to issue 21,200,000 shares of capital stock, of which 221,756 shares have been designated as serial preferred stock and 20,000,000 shares have been designated as common stock.  The Board of Directors (the "Board") has not designated 978,244 authorized shares.

JL is subject to certain China government regulations, including currency exchange controls, which limit cash dividends and loans to ML and MSI.  At March 31, 1997, JL's restricted net assets approximated $569,000.


7.  Common stock purchase warrants:
                                       Number of          Average price per share
                                        shares           exercise           market

Outstanding at March 31, 1994           336,500           $ 4.93            $ 4.00
     Exercised                           (5,500)            4.00              4.74
                                        -------
Outstanding at March 31, 1995           331,000             4.95              4.63
     Exercised                           (8,500)            4.00              5.05
                                        -------
Outstanding at March 31, 1996           322,500             4.97              4.00
     Expired                           (119,500)            6.63               N/A
                                        -------
Outstanding at March 31, 1997           203,000             4.00              3.69


Summarized information about common stock purchase warrants outstanding at March 31, 1997 follows:

Number of underlying shares    Exercise        Average exercise price         Average remaining
outstanding     exercisable   price range    outstanding    exercisable     contractual life (years)
  203,000         203,000       $4.00        $ 4.00           $ 4.00                1.0


8.  Stock option plans:


Options are outstanding under two fixed stock option plans.  Options to purchase up to 326,000 common shares may be granted under MSI's 1995 Stock Option Plan (the "1995 Plan"), until its expiration on September 8, 2005.  Shares under 1995 Plan grants which expire or otherwise terminate without being exercised become available for later issuance.  Shareholders ratified the 1995 Plan on October 20, 1995, when options to purchase 674,000 shares were outstanding under MSI's expired stock option plan.  The aggregate numbers of shares available for grants of options under both plans were 196,000 at March 31, 1997, 251,000 at March 31, 1996 and
440,000 at March 31, 1995.

Options generally vest over service periods of up to five years and expire no later than ten years from the date of grant.  Options may, but need not, qualify as "incentive stock options"
under section 422 of the Internal Revenue Code.  Tax benefits are recognized upon nonqualified exercises and disqualifying dispositions of shares acquired by qualified exercises.  There were no changes in the exercise prices of outstanding options, through cancellation and reissuance or otherwise, for 1997, 1996 or 1995.
                                    Number of shares           Average price per share
                             outstanding       exercisable    exercise           market

March 31, 1994                 295,000           245,000       $ 3.14            $ 3.04
   Granted at market           160,000                           3.56              3.56
   Granted above market         10,000                           3.30              3.00
   Expired                      (5,000)                          2.69              N/A
                               -------
March 31, 1995                 460,000           290,000         3.30              3.22
   Granted at market           284,000                           4.80              4.80
   Granted above market         15,000                           5.64              5.13
   Exercised                    (5,000)                          2.75              4.25
   Expired                      (5,000)                          4.88              N/A
                               -------
March 31, 1996                 749,000           338,000         3.91              3.85
   Granted at market            50,000                           3.79              3.79
   Forfeited                   (25,000)                          3.88              N/A
                               -------
March 31, 1997                 774,000           495,000         3.89              3.87


Summarized information about stock options outstanding at March 31, 1997 follows:
   Number of underlying shares            Exercise                Average exercise price           Average remaining
outstanding            exercisable       price range          outstanding      exercisable      contractual life (years)
  20,000                 20,000        $1.65 -- $2.29            $ 1.65          $ 1.65                   0.6
 227,500                215,000         2.30 --   3.19             2.70            2.69                   2.7
 227,500                125,000         3.20 --   4.44             3.71            3.69                   5.2
 299,000                135,000         4.45 --   6.19             5.10            5.38                   5.3
 -------                -------
 774,000                495,000

The Company accounts for transactions in which employees receive equity instruments of the employer using the intrinsic value based method.  Accordingly, no compensation cost has been recognized for employee stock option grants.  Had the Company adopted the fair value based method for employee stock option grants on April 1, 1995, the Company's net income for 1997 and 1996 would have been reduced to $1,136,621 ($0.30 per share) and $830,875 ($0.23 per share), respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model (single grant assumption with straight-line amortization) with the following weighted average assumptions for each year:  expected volatility of 41 percent; risk-free interest rate of 6.3 percent; no dividend yield; expected lives of five years.


9.  Defined contribution plan:

MSI has a defined contribution plan under section 401(k) of the Internal Revenue Code.
Substantially all its employees are eligible to participate after completing three months of service.  Participants may elect to contribute a portion of their compensation to the plan.
MSI matches a portion of participants' contributions and, at the discretion of the Board, may make profit sharing contributions.  Matching participants' contributions cost $39,000 for
1997, $15,000 for 1996 and $32,000 for 1995.  No profit sharing contributions were made for
1997, 1996 or 1995.


10.  Foreign operations:

At March 31, 1997, the Subsidiaries' total assets aggregated $4,411,000, of which $2,560,000 were in Hong Kong and $1,851,000 were in China.  The Company is potentially subject to the risks of foreign currency transaction and translation losses which might result from fluctuations in the values of the Hong Kong dollar and the Chinese renminbi.  At March 31,
1997, the Subsidiaries had net liabilities of $1,649,000 subject to fluctuation in the value of the Hong Kong dollar and net assets of $1,234,000 subject to fluctuation in the value of the Chinese renminbi.


The Subsidiaries' operations reflect intercompany transfers of costs and expenses, including interest on intercompany trade receivables, at amounts established by the Company.
                                    1997               1996                1995
Subsidiaries' net sales:
   To unaffiliated customers    $ 16,640,258       $ 14,829,183        $ 10,724,861
   To consolidated affiliates      4,244,583            921,039             488,438

Subsidiaries' net income             562,462            206,533              28,314


11.  Foreign and major customers:

A United States manufacturer and distributor of electric housewares accounted for 16 percent of net sales for 1997.  A German distributor of diversified housewares accounted for 36 percent, 32 percent and 30 percent of net sales for 1997, 1996 and 1995, respectively.  The percentages of net sales derived from all foreign customers for those years were:
                       1997                1996                1995

Germany                 39 %                36 %                33 %
Other Europe             9                  14                  19
Other                    3                   5                   9
                        --                  --                  --
                        51 %                55 %                61 %

Substantially all the Company's revenues are priced in United States dollars.


12.  Transactions with former related party:

Substantially all consumer products are assembled by a company whose principal shareholder was a non-employee Director through October 27, 1994.  Cost of goods sold for 1995 reflects purchases from this company through that date of approximately $4,029,000.  Purchases since that date have been consummated on terms equivalent to those in effect before that date.


13.  Income taxes:

Earnings before income taxes were:
                     1997               1996                1995

Domestic          $ 259,141          $ 601,517           $ 311,542
Foreign             565,359            300,533              28,314
                    -------            -------             -------
                  $ 824,500          $ 902,050           $ 339,856

The income tax provision (benefit) consisted of:
                                    1997              1996                1995

Current:
   Federal                    $     2,897       $     1,036         $     6,000
   Foreign                        (10,601)           78,025
   State                              691               137
                                  --------           ------               -----
Total current                      (7,013)           79,198               6,000

Deferred:
   Federal                       (307,418)         (155,000)
   Foreign                         13,496            15,821
   State                          (49,410)          (25,000)
                                 ---------         ---------
Total deferred                   (343,332)         (164,179)
                                ----------         ---------              -----
                                ($350,345)         ($84,981)             $6,000


Differences between the federal statutory income tax rate and the effective tax rates in those years were:
                                       1997              1996                1995

Statutory tax rate                     34.0 %            34.0 %              34.0 %
Reduction in valuation allowance
   for deferred tax assets            (65.3)            (20.0)
Lower tax on foreign earnings         (15.6)            (12.3)               (1.4)
Operating loss carryforwards           (8.9)            (25.8)              (30.5)
Other                                  13.3              14.7                (0.3)
                                      ------            ------              ------
                                      (42.5 %)           (9.4 %)              1.8 %

Income taxes for 1997 and 1996 reflect reductions in the valuation allowance for deferred taxes of $539,000 and $180,000, respectively.  These reductions, reflected in operating results for the quarters ended March 31, 1997 and March 31, 1996, respectively, were based on management's annual assessments of the extent to which the benefits of federal net operating loss carryforwards were more likely than not to be realized.  The amounts realizable, however, could be reduced in the near term if future taxable income is lower than estimated or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.

At March 31, 1997, the Company had a net operating loss carryforward for income tax reporting purposes of $949,000 (principally expiring on March 31, 2009) available to reduce future domestic taxable income. Use of this carryforward may be limited by provisions of the Tax
Reform Act of 1986.

Income taxes for 1997 reflect federal tax benefits of $73,000 from the use of net operating loss carryforwards of $216,000.  Income taxes for 1996 reflect federal and Hong Kong tax benefits of $201,000 and $32,000, respectively, from the use of net operating loss carryforwards aggregating $785,000.  Income taxes for 1995 reflect federal and Hong Kong tax benefits of $99,000 and $5,000, respectively, from the use of net operating loss carryforwards aggregating $319,000.

Deferred income taxes are not provided on the Subsidiaries' undistributed earnings, which approximated $465,000 at March 31, 1997.  Because those earnings are expected to be permanently reinvested, no provision for federal and state income taxes on those earnings was provided.  Upon distribution of those earnings in the form of dividends or otherwise, the
Company would be subject to United States income taxes, subject to an adjustment for foreign tax credits.  Determination of the amount of unrecognized deferred United States income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Pursuant to current Chinese tax policies, JL qualifies for a special state corporate tax rate of 15 percent.  Additionally, because JL has agreed to operate in China for a minimum of ten years, a full tax holiday (expected to expire on March 31, 1998) is available for two years, beginning with JL's first profit-making year, and a 50 percent tax rate reduction to 7.5 percent (expected to expire on March 31, 2001) is available for the three years thereafter.
After the expiration of the tax holiday, JL is expected to qualify for a reduction of the tax rate to 10 percent, provided it exports a minimum of 70 percent of its production.
Furthermore, if JL's profits are reinvested in qualified activities in China for a minimum of five years, it may obtain a rebate of 40 percent of the taxes paid on the reinvested profits.
Although JL's undistributed earnings are expected to be permanently reinvested, the Company does not intend to recognize the potential rebate until it is realized.  The Hong Kong corporate tax rate, at which ML's earnings are taxed, is 16.5 percent.

The estimated tax effects of temporary differences and carryforwards were:
                                                             1997              1996

Deferred tax assets:
   Accrued expenses and other current liabilities       $  108,140       $   220,283
   Net operating loss carryforwards                        380,039           426,650
   Other, net                                               56,082            75,044
                                                          --------           -------
   Total deferred tax assets                               544,261           721,977
   Less, valuation allowance for deferred tax assets                         539,135
                                                          --------           -------
Net deferred tax assets                                 $  544,261       $   182,842

Deferred tax liabilities:
   Depreciation and amortization of property
      and equipment                                       ($ 35,322)        ($ 33,922)
   Other, net                                                 (268)           15,059
                                                          --------           -------
Total deferred tax liabilities                             (35,590)          (18,863)

Net current deferred tax assets aggregated $159,190 and $56,842 at March 31, 1997 and 1996, respectively.  Net noncurrent deferred tax assets aggregated $385,071 and $126,000, at March
31, 1997 and 1996, respectively.  Current deferred tax liabilities aggregated $10,953 at March
31, 1997 (none at March 31, 1996).  Noncurrent deferred tax liabilities aggregated $24,637 and
$18,863 at March 31, 1997 and 1996, respectively.  Management is unable to predict whether graduated tax rates will significantly affect the tax benefits from temporary differences and, accordingly, their tax effects are estimated using marginal rates.


14.  Per share information:

Primary per share information is computed based on the weighted average common shares and dilutive common equivalent shares outstanding during each period, after deducting preferred dividend requirements from net income and considering the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from their exercise.  For 1997 and 1996, dilutive common equivalent shares were computed using the modified treasury stock method, which assumes investment of a portion of the exercise proceeds.  Fully diluted per share information is computed as above and assumes conversion of dilutive convertible preferred shares, after adding preferred dividend requirements back to net income.  Fully diluted per share information has not been presented because there would be no dilutive effect.  The weighted average numbers of shares used to compute per share information were 3,869,302 for 1997, 3,894,935 for 1996 and 3,547,340 for
1995.


15.  Supplemental disclosures of cash flow information:

For 1997, payments of interest expense approximated $11,000 and payments of income taxes approximated $105,000.  For 1996, payments of interest expense approximated $19,000 and payments of income taxes approximated $14,000.

For 1995, 21,756 convertible preferred Series C shares, 8% cumulative, $1.75 par, were converted into 18,918 common shares.


16.  Commitments and contingencies:

The Company leases certain property and equipment under noncancellable operating leases expiring on various dates through June 30, 2000.  Rent expense, including real estate taxes, insurance and maintenance expenses associated with net operating leases, approximated $282,000 for 1997, $375,000 for 1996 and $333,000 for 1995.  At March 31, 1997, total minimum rentals under operating leases with initial or remaining noncancellable lease terms of more than one year were:
Year ending March 31,
     1998                 $ 297,000
     1999                   188,000
     2000                   160,000
     2001                    27,000
                          ---------
                          $ 672,000

The Chief Executive Officer and the Chief Operating Officer, who are Directors and
shareholders, are compensated pursuant to agreements which provide for minimum annual salaries, subject to performance bonuses and merit increases which the Board may grant.  Each officer's base salary was $170,000 for 1997.  Additionally, the Chief Operating Officer's
contract provides for payment of a severance benefit if the Board were to decline to renew the contract.

Certain compensation of substantially all employees is contingent upon various performance criteria.  Provisions for estimated contingent payments earned were $220,000 for 1997,
$344,000 for 1996 and $150,000 for 1995.

Consumer products generally are marketed under warranties to end users of up to ten years.
The Company provides for estimated product warranty obligations at the time of sale, based on its warranty claims experience.  This estimate is particularly susceptible to changes in the near term based on introductions of new products, product quality improvements and changes in end user behavior.

On January 23, 1997, a licensee of the Company's technology filed a civil action, seeking declaratory judgment and legal costs.  The licensee disputes the extent of marketing rights and the magnitude of certain manufacturing rights that the Company allegedly granted under a
1991 agreement.  Management believes the claim is without merit.  On February 25, 1997, the
Company filed an answer and counterclaim, requesting a declaration of the parties' rights under the agreement.  The case recently has been stayed, pending its referral to a Court-
sponsored mediation program.  If the case cannot be resolved through mediation, management intends to pursue a vigorous defense of its position.  Discovery on the merits of the action have not yet begun and the Company's potential liability, if any, is not yet determinable.
Based on the information it now possesses, management believes that this action will not have a material adverse effect on the Company's consolidated financial statements. Accordingly, no provision has been made for the outcome of this matter in the accompanying financial statements.  However, it is reasonably possible that management's estimate of the outcome could change in the near term, resulting in a provision for liability in the future.

One of the Company's manufacturing processes requires the use of minute quantities of chemicals identified by the Environment Protection Agency as hazardous.  The Company uses its best efforts to handle, store and dispose of these materials in a safe and environmentally sound manner, in accordance with federal, state and local regulations.

The Company manufactures all its industrial products, and all its proprietary intermediate goods used in its consumer products, in leased premises located in China.  Substantially all its consumer products are assembled by a single source also operating in China.  Additionally, most of the Company's products contain key components now obtained from a limited number of suppliers.  These concentrations in the current sources of supply present risks of interruption for reasons beyond the Company's control, including, with respect to China, political, economic and legal uncertainties.


17.  Financial instruments with concentrations of credit risk or off-balance sheet risk:

Financial instruments which potentially subject the Company to significant concentrations of credit risk principally are cash investments and trade accounts receivable.

The Company generally maintains its cash and cash equivalents and short-term investments at major financial institutions in the United States and Hong Kong.  The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy.

Accounts receivable are concentrated in United States and European distributors and retailers of consumer products.  At March 31, 1997, a German distributor of diversified housewares, a
United States manufacturer and distributor of electric housewares and a United States retail merchandiser of jewelry and hard goods accounted for 26 percent, 17 and 16 percent of accounts receivable, respectively.  To limit credit risk, the Company evaluates the financial condition and trade payment experience of customers to whom credit is extended.  The Company generally does not require customers to furnish collateral, though certain foreign customers furnish letters of credit.  The Company periodically evaluates the relative credit standing of these customers' financial institutions.

At March 31, 1997, ML was contingently liable for $164,000 under customers' letters of credit discounted, with recourse.


18.  Quarterly results of operations (unaudited):
                                 First fiscal            Second fiscal            Third fiscal            Fourth fiscal
                                 quarter ended           quarter ended            quarter ended           quarter ended
                                    June 30              September 30             December 31                March 31


Year ended March 31, 1997
   Net sales                      $4,701,404              $4,878,375               $8,810,193              $6,614,527
   Gross profit                    1,616,701               1,700,310                3,168,912               2,125,050
   Net income (loss)                (212,168)               (160,085)               1,145,073                 402,024
   Earnings (net loss) per share       (0.06)                  (0.05)                    0.30                    0.11


Year ended March 31, 1996
   Net sales                      $5,123,541              $7,121,852               $5,767,915              $5,046,231
   Gross profit                    1,717,779               2,303,541                2,248,335               1,828,378
   Net income                         13,531                 347,363                  471,427                 154,710
   Earnings per share                   0.00                    0.09                     0.12                    0.05


Year ended March 31, 1995
   Net sales                      $3,325,645              $3,450,101               $6,327,237              $3,935,676
   Gross profit                    1,175,840               1,129,759                2,401,627               1,352,314
   Net income (loss)                  21,638                 (55,282)                 695,808                (328,308)
   Earnings (net loss) per share        0.01                   (0.02)                    0.20                   (0.10)


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
           Col. A                      Col. B                Col. C                 Col. D         Col. E
                                                            Additions
                                                         (1)         (2)
                                                                   Charged
                                      Balance at      Charged to   to Other                        Balance at
                                      Beginning       Costs and    Accounts --    Deductions --    End of
         Description                  of Period       Expenses      Describe        Describe       Period

Year ended March 31, 1997:

Deducted from asset accounts:
   Allowance for doubtful accounts    $  22,004      $  73,639                     $  63,643(a)   $  32,000
   Write-downs of inventories           323,717        130,983                       218,620(b)     236,080
                Totals                $ 345,721      $ 204,622                     $ 282,263      $ 268,080
                                      ---------      ---------                     ------------   ---------
Product warranty obligations          $ 497,590      $ 496,944                     $ 498,534(c)   $ 496,000

Year ended March 31, 1996:

Deducted from asset accounts:
   Allowance for doubtful accounts    $  22,330       $  18,010                    $  18,336(a)   $  22,004
   Write-downs of inventories           147,696         185,482                        9,461(b)     323,717
                                      ---------      ---------                     ------------   ---------
                Totals                $ 170,026       $ 203,492                    $  27,797      $ 345,721

Product warranty obligations          $ 364,779       $ 485,252                    $ 352,441(c)   $ 497,590


Year ended March 31, 1995:

Deducted from asset accounts:
   Allowance for doubtful accounts    $  12,630       $  16,656                    $   6,956(a)   $  22,330
   Write-downs of inventories           157,696          97,658                      107,658(b)     147,696
                                      ---------      ---------                     ------------   ---------
   Totals                             $ 170,326       $ 114,314                    $ 114,614      $ 170,026

Product warranty obligations          $ 230,672       $ 397,298                    $ 263,191(c)   $ 364,779

(a)     Bad debts written-off, net of recoveries
(b)     Cost of inventories scrapped
(c)     Cost of warranty claims


Exhibits

Exhibits listed below marked with an asterisk (*) are included herein.  Other listed exhibits, incorporated by reference, were previously filed with the SEC as indicated.  Other exhibits are omitted because they are not required, not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)(i)Articles of incorporation

Certificate of Incorporation and Amendments thereto, incorporated by reference to Exhibit
3(a).1 to Annual Report on Form 10-K for the year ended March 31, 1992

(3)(ii)By-laws

Bylaws, as amended, incorporated by reference to Exhibit (3)(ii) to Annual Report on Form 10-
KSB for the year ended March 31, 1994

(4)Instruments defining the rights of security holders, including indentures

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

Revolving Loan and Security Agreement between Midlantic Bank, N.A. and Measurement Specialties
Inc., executed on or about July 17, 1995, incorporated by reference to Exhibit 10 to Quarterly
Report on Form 10-QSB for the quarterly period ended September 30, 1995

(*) First Amendment to Revolving Loan and Security Agreement by and between Measurement
Specialties, Inc. and PNC Bank, National Association, successor by merger to Midlantic Bank,
N.A., dated November 11, 1996

(10)Material contracts

Form of Employment Agreement with Damon Germanton effective July 1, 1988, as amended, incorporated by reference to Exhibit 10(a).2 to Annual Report on Form 10-KSB for the year ended March 31, 1993

Restated Measurement Specialties, Inc. Stock Option Plan (1985), as amended pursuant to Annual
Meeting of Shareholders on January 31, 1990, incorporated by reference to Exhibit 10(i).1 to
Annual Report on Form 10-K for the year ended March 31, 1992

Measurement Specialties, Inc. 1995 Stock Option Plan, incorporated by reference to Exhibit A to Proxy Statement for Annual Meeting of Shareholders To Be Held on October 30, 1995

Lease Agreement, executed on May 20, 1996, by and between CMI, Inc. and Measurement
Specialties, Inc., incorporated by reference to Exhibit (10) to Annual Report on Form 10-KSB for the year ended March 31, 1996

(*) Tenancy Agreement in respect of All Those Units A to B on the 12th Floor of Wo Kee Hong
Building Kwai Chung New Territories for a term of Two Years, Dated the 3rd day of June, 1996, by and between Stoneycroft Estates Limited and Measurement Limited

(*) Building Lease by and between Beijing Qinglian Leather Group Company and Jingliang
Electronics (Shenzhen) Co., Ltd., dated January 17, 1997

(*) First Amendment to Lease by and between Transcube Associates and Measurement Specialties,
Inc., dated February 24, 1997

(*) Building Lease by and between Shenzhen Dongming Technology Co., Ltd. and Jingliang
Electronics (Shenzhen) Co., Ltd., as amended March 18, 1997

(*) (11)Statements regarding computation of per share earnings for the years ended March 31,
1997, 1996 and 1995

(*) (21)Subsidiaries of the registrant:  The registrant has two subsidiaries:  Measurement
Limited, organized in Hong Kong, is a wholly owned subsidiary of the Company.  Jingliang
Electronics (Shenzhen) Co. Ltd., organized in the People's Republic of China, is a wholly owned subsidiary of Measurement Limited.

(*) (27)Financial Data Schedule

Reports on Form 8-K

During the three months ended March 31, 1997, the Company did not file any reports on Form 8-
K.

The SEC maintains a site on the world wide web, at <http://www.sec.gov>, which contains reports, proxy and information statements and other information regarding registrants which file electronically with the SEC, pursuant to its Electronic Data Gathering And Retrieval
("EDGAR") program.  EDGAR filings generally are made available within 24 hours of filing.  The
Company's electronic filings may be found at <http://www.sec.gov/cgi-bin/srch-
edgar?0000778734>.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934,
the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEASUREMENT SPECIALTIES, INC.

By:                             s/ Joseph R. Mallon, Jr.      June 27, 1997
                                   President, Chief Executive
                                   Officer and Chairman of
                                   the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                s/ Joseph R. Mallon, Jr.      June 27, 1997
                                   Principal executive officer

                                s/ Mark A. Shornick           June 27, 1997
                                   Principal financial and
                                   accounting officer

A majority of the Board of Directors:


                                s/ Joseph R. Mallon, Jr.      June 27, 1997
                                   Chairman

                                s/ John D. Arnold             June 27, 1997
                                   Director

                                s/ Richard S. Betts           June 27, 1997
                                   Director

                                s/ Theodore J. Coburn         June 30, 1997
                                   Director

                                s/ Damon Germanton            June 27, 1997
                                   Director

                                s/ Steven P. Petrucelli       June 30, 1997
                                   Director

                                s/ Dan J. Samuel              June 27, 1997
                                   Director