Form 10-Q
period 1997-06-30
MEASUREMENT SPECIALTIES INC
filed 1997-08-11
CIK 778734

Form 10-Q

MEASUREMENT SPECIALTIES, INC.
80 Little Falls Road,
Fairfield, New Jersey 07004



PART I.  FINANCIAL INFORMATION


ITEM 1.  Financial Statements


CONSOLIDATED BALANCE SHEETS


ASSETS
                                               June 30,                March 31,
                                                 1997                    1997
                                             (unaudited)

Current assets:
  Cash and cash equivalents                    $432,601                $238,787
  Accounts receivable, trade, net of
    allowance for doubtful accounts
    of $32,000 (June and March)               2,412,051               2,811,756
  Inventories (Note 2)                        3,985,567               3,675,870
  Deferred income taxes                         159,190                 159,190
  Prepaid expenses and other current assets     190,589                 239,566
                                             ---------               ---------
    Total current assets                      7,179,998               7,125,169


Property and equipment                        3,229,851               3,030,387
  Less accumulated depreciation and
  amortization                                1,765,668               1,643,976
                                              ---------               ---------
                                              1,464,183               1,386,411


Other assets:
  Intangible assets, net of accumulated
    amortization of $116,000 (June) and
    $101,000 (March)                            150,160                 108,316
  Deferred income taxes                         385,079                 385,071
  Other assets                                  291,240                 229,217
                                              ---------               ---------
                                                826,479                 722,604
                                              ---------               ---------
                                              ---------               ---------
                                             $9,470,660              $9,234,184


LIABILITIES AND SHAREHOLDERS' EQUITY

                                               June 30,                March 31,
                                                 1997                    1997
                                             (unaudited)

Current liabilities:
  Accounts payable, trade                    $1,940,655              $2,319,840
  Customers' advances                           334,541                 194,143
  Accrued payrolls and fringe benefits		451,514 		337,787
  Current portion of product warranty
    obligations                                 226,121                 218,000
  Income taxes                                      541                     641
  Deferred income taxes                          10,944                  10,953
  Accrued expenses and other current
    liabilities                                 292,130                 339,285
                                              ---------               ---------
    Total current liabilities                 3,256,446               3,420,649

Other liabilities:
  Borrowings under bank line of credit
    agreement (Note 3)                        1,216,000                 778,000
  Product warranty obligations, net of
    current portion                             278,147                 278,000
  Other liabilities                              92,972                 114,195
                                              ---------               ---------
                                              1,587,119               1,170,195
                                              ---------               ---------
    Total liabilities                         4,843,565               4,590,844


Contingencies (Note 7)

Shareholders' equity (Note 4):
  Serial preferred stock; 221,756 shares
    authorized; none outstanding
  Common stock, no par; 20,000,000 shares
    authorized; issued and outstanding
    3,545,987 shares (June) and 3,531,987
    shares (March)                            5,412,450               5,384,950
  Additional paid-in capital                     59,884                  47,141
  Deficit                                      (828,217)               (773,109)
  Currency translation and other adjustments    (17,022)                (15,642)
                                              ---------               ---------
    Total shareholders' equity                4,627,095               4,643,340
                                              ---------               ---------
                                              ---------               ---------
                                             $9,470,660              $9,234,184



CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                                For the three months ended June 30,
                                                   1997                    1996

Net sales                                       $6,600,383              $4,701,404
Cost of goods sold                               4,472,322               3,084,703
                                                ----------              ----------
  Gross profit                                   2,128,061               1,616,701


Other expenses (income):

  Selling, general and administrative            1,688,994               1,510,175
  Provision for doubtful accounts                                              568
  Research and development                         495,383                 321,278
  Interest expense                                  20,528
  Interest and other income                         (6,736)                 (3,152)
                                                ----------              ----------
                                                 2,198,169               1,828,869


Loss before income tax benefit                     (70,108)               (212,168)
Income tax benefit                                 (15,000)
                                                ----------              ----------
Net loss                                          ($55,108)              ($212,168)
                                                ----------              ----------
                                                ----------              ----------
Net loss per common share (Note 5)                  ($0.02)                 ($0.06)



CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the year ended March 31, 1997 and the three months ended June 30, 1997 (Unaudited)
                                                                                                       Currency
                                                 Common stock              Additional                 translation
                                            Number                          paid-in                    and other
                                           of shares            $           capital       Deficit     adjustments      Total

Balance, April 1, 1996                     3,531,987        $5,384,950      $25,000     ($1,947,953)    ($2,608)     $3,459,389

Fair value of nonemployee common
  stock purchase warrants and
  nonemployee options issued for
  services                                                                   22,141                                      22,141

Net income for the year ended
  March 31, 1997                                                                          1,174,844                   1,174,844

Currency translation adjustment
  and unrealized holding gains and
  losses on available-for-sale
  marketable securities                                                                                 (13,034)        (13,034)
                                           ---------        ----------      -------     ------------    --------     -----------
Balance, March 31, 1997                    3,531,987         5,384,950       47,141        (773,109)    (15,642)      4,643,340

Common shares issued upon exercise
  of options and related income tax
  benefit                                     14,000            27,500       12,743                                      40,243

Net loss for the three months ended
  June 30, 1997                                                                             (55,108)                    (55,108)

Currency translation adjustment and
  unrealized holding gains and losses
  on available-for-sale marketable
  securities                                                                                             (1,380)         (1,380)
                                           ---------        ----------      -------     ------------    --------     -----------
Balance, June 30, 1997                     3,545,987        $5,412,450      $59,884       ($828,217)   ($17,022)     $4,627,095



CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 6)
(Unaudited)
                                                                          For the three months ended June 30,
                                                                            1997                     1996

Cash flows from operating activities:

  Net loss                                                                ($55,108)               ($212,168)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization of property and equipment              122,745                   96,605
      Amortization of intangible assets and deferred financing costs        21,966                   14,955
      Provision for doubtful accounts                                                                   568
      Fair value of nonemployee common stock purchase warrants and
        nonemployee options issued for services                                                      22,141
      Other adjustments                                                                               6,374
      Net changes in operating assets and liabilities:
        Accounts receivable, trade                                         400,753                  511,167
        Inventories                                                       (309,697)                  74,169
        Prepaid expenses and other current assets                           53,901                  (38,527)
        Other assets                                                       (62,023)                 (53,376)
        Accounts payable, trade                                           (379,185)                (134,403)
        Income taxes                                                          (135)                  (1,449)
        Accrued expenses and other current liabilities                     215,091                  (21,342)
        Other liabilities                                                  (21,058)                 (74,426)
                                                                          ---------               ----------
    Net cash provided by (used in) operating activities                    (12,750)                 190,288

Cash flows from investing activities:

  Purchases of property and equipment                                     (197,286)                (266,068)
  Purchases of intangible assets                                           (55,961)                 (23,652)
  Proceeds from sale of property and equipment                                                          129
                                                                          ---------               ----------
    Net cash used in investing activities                                 (253,247)                (289,591)

Cash flows from financing activities:

  Borrowings under bank line of credit agreement                         4,584,000
  Repayments under bank line of credit agreement                        (4,146,000)
  Proceeds from exercise of options and warrants                            27,500
                                                                          ---------
    Net cash provided by financing activities                              465,500

Effect of exchange rate changes on cash and cash equivalents                (5,689)                  (3,695)

Net change in cash and cash equivalents                                    193,814                 (102,998)
Cash and cash equivalents, beginning of period                             238,787                  771,016
                                                                          ---------               ----------
                                                                          ---------               ----------
Cash and cash equivalents, end of period                                  $432,601                 $668,018


See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1997
(Information about interim periods is unaudited)


1.  Interim financial statements:

Basis of presentation:
These interim financial statements were prepared pursuant to generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of
Regulation S-X.  Accordingly, while they conform with the measurement and classification provisions of generally accepted accounting principles, they do not include the footnote information required by generally accepted accounting principles for annual financial statements. Additionally, these interim financial statements are subject to adjustments that might result from the independent audit of the Company's financial statements for the year ending March 31, 1998.  In the opinion of management, all adjustments and disclosures necessary to make these interim financial statements not misleading have been included.
Nevertheless, reference is made to the annual financial statements included in the Company's
Annual Report on Form 10-K for the year ended March 31, 1997.  Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998.

Inventories:
Inventories are stated at the lower of cost (first-in, first-out) or market.  Cost was estimated using standard cost.

Stock based compensation:
The Company accounts for employee stock option grants using the intrinsic value based method.

Income taxes:
Income taxes are provided based on the estimated effective annual tax rate.  The estimate gives effect to net operating loss carryforwards and undistributed earnings of the Company's subsidiaries on which deferred income taxes are not provided.


2. Inventories:
                         June            March
Raw materials        $   894,181     $   584,970
Work-in-process          495,925         734,010
Finished goods         2,595,461       2,356,890
                     -----------     -----------
                     $ 3,985,567     $ 3,675,870


3.  Borrowings under bank line of credit agreement:

At June 30, 1997, $1,216,000 was outstanding under a $2 million revolving line of credit agreement, extended by a domestic bank.  Advances are repayable by September 30, 1998, the date of the agreement's expiration, and collateralized by a senior security interest in substantially all assets.  Borrowings bear interest at 0.5 percent above the bank's prime rate
(aggregating 9.0 percent at June 30, 1997).  The agreement requires the Company to maintain certain levels of working capital and net worth, limits the Company's capital expenditures and advances to its subsidiaries and requires the bank's consent for the payment of dividends.
Additionally, the agreement requires payment of an annual facility fee.


4.  Shareholders' equity:

The Company is authorized to issue 21,200,000 shares of capital stock of which 221,756 shares have been designated as serial preferred stock and 20,000,000 shares have been designated as common stock.  No serial preferred stock was outstanding at June 30, 1997.  The Board of
Directors has not designated 978,244 authorized shares.

The Company's China subsidiary is subject to certain government regulations, including currency exchange controls, which limit cash dividends and loans.  At June 30, 1997, this subsidiary's restricted net assets approximated $569,000.


5.  Per share information and impact of recently issued accounting standard:

Primary per share information is computed based on the weighted average common shares and dilutive common equivalent shares outstanding during each period, after deducting preferred dividend requirements from net income and considering the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from their exercise.  (When applicable, dilutive common equivalent shares are computed using the modified treasury stock method, which assumes investment of a portion of the exercise proceeds.) Fully diluted per share information is computed as above and assumes conversion of dilutive convertible preferred shares, if any, after adding preferred dividend requirements back to net income.  Fully diluted per share information has not been presented because there would be no dilutive effect.  The weighted average numbers of shares used were
3,542,009 for 1997 and 3,531,987 for 1996.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial
Accounting Standards No. 128, "Earnings per Share," which requires public companies to present basic and, if applicable, diluted per share information.  Statement No. 128 also eliminates the modified treasury stock method of computing potential common shares.  The Company will adopt Statement No. 128 on October 1, 1997.  The Company estimates that both the basic and diluted net loss per share, determined pursuant to Statement No. 128, would have been $0.02 for 1997 and $0.06 for 1996.


6.  Supplemental disclosures of cash flow information:

For 1997, payments of interest expense approximated $22,000 and payments of income taxes approximated $19,000.  Additionally, the Company recognized $12,743 of income tax benefits on stock option exercises for 1997.  For 1996, the Company issued nonemployee common stock purchase warrants and nonemployee options in consideration for services with a fair value of
$22,141.


7.  Contingencies:

Consumer products generally are marketed under warranties to end users of up to ten years.
The Company provides for estimated product warranty obligations at the time of sale, based on its warranty claims experience.  This estimate is susceptible to changes in the near term based on introductions of new products, product quality improvements and changes in end user behavior.

On January 23, 1997, a licensee of the Company's technology filed a civil action, seeking declaratory judgment and legal costs.  The licensee disputes the extent of marketing rights and the magnitude of certain manufacturing rights that the Company allegedly granted under a
1991 agreement.  Management believes the claim is without merit.  On February 25, 1997, the
Company filed an answer and counterclaim, requesting a declaration of the parties' rights under the agreement.  The case has been stayed, pending its referral to a Court-sponsored mediation program.  If the case cannot be resolved through mediation, management intends to pursue a vigorous defense of its position.  Discovery on the merits of the case have not yet begun and the Company's potential liability, if any, is not yet determinable.  Based on the information it now possesses, management believes that this action will not have a material adverse effect on the Company's consolidated financial statements.  Accordingly, no provision has been made for the outcome of this matter in the accompanying financial statements.
However, it is reasonably possible that management's estimate of the outcome could change in the near term, resulting in a provision for liability in the future.

At June 30, 1997, the Company was contingently liable for $77,000 under unused import letters of credit and its Hong Kong subsidiary was contingently liable for $369,000 under discounted export letters of credit.



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


RESULTS OF OPERATIONS

Revenues for the three months ended June 30 increased by $1,899,000 or 40 percent, from
$4,701,000 for 1996 to $6,600,000 for 1997, resulting in record first quarter revenues for
1997.  Sales performance benefited from certain consumer product promotions shipped during what ordinarily is a seasonally sluggish period for these products. The net loss for the first quarter decreased by $157,000 or 74 percent, from $212,000 for 1996 to $55,000 for 1997.

Sales of consumer bath scales increased by $1,706,000 or 61 percent, from $2,800,000 for 1996 to $4,506,000 for 1997.  Sales of tire pressure gauges increased by $334,000 or 68 percent, from $489,000 for 1996 to $823,000 for 1997.  Both product categories benefited from promotional sales campaigns, notwithstanding unexpectedly low sell-through at one retailer which, the Company believes, was caused by adverse product placement and seasonal factors.
Additionally, the Company increased shipments of mechanical products in these categories, pursuant to its plans to increase sales to retailers seeking broader price ranges of product offerings.  Sales of fishing scales declined by $167,000 or 66 percent, from $253,000 for 1996 to $86,000 for 1997, because of the introduction of a competitive product.  The Company plans to broaden its product line and distribution for this product.

Sales of industrial pressure sensors increased by $113,000 or 24 percent, from $474,000 for
1996 to $587,000 for 1997, partly as a result of the launch of a new product platform offering protection against electrostatic effects, electromagnetic and radio-frequency interference.
The Company granted Dresser Industries a license to manufacture comparable products under a
1991 agreement, which Dresser now disputes.   Management believes that Dresser's claim is
without merit.  For additional information about the Dresser matter, reference is made to
"Legal Proceedings" in Part II, below.

Gross profit increased from 1996 to 1997 by $511,000, though the gross profit percentage declined to 32.2 percent from 34.4 percent.  This decline reflects, among other things, shifts in the product and customer mixes in favor of certain OEM bath scale customers, and the impact of one of the promotional orders mentioned above.  Further growth in sales of mechanical consumer products and penetration of mass market and automotive channels are expected to continue to increase sales volume, but at lower margins.  Additionally, the Company expects that it may continue to experience price pressures, because of the effect of the current strength of the United States dollar on foreign sales which are significant to its business, and because of the introduction of competing consumer products. The Company intends to maintain its competitiveness by continuing to expand its product lines, with technological advances, innovative designs and broader price ranges, while making major efforts to reduce product costs.

Selling, general and administrative ("SG&A") expenses increased by $179,000, or 12 percent, but declined significantly as a percentage of net sales, from 32.1 percent for 1996 to 25.6 percent for 1997.  Certain variable SG&A expenses increased somewhat, partly as a result of one of the promotional orders mentioned above.  These increases were more than offset by a lower provision for estimated product warranty obligations, reflecting the Company's more recent warranty claims experience which benefited from quality improvements.  In March 1997, the Company's China subsidiary received certification of its conformity with the International
Standards Organization ("ISO") 9002 Quality System Standard.  The estimate of product warranty obligations is susceptible to changes in the near term based on introductions of new products, product quality improvements and changes in end user behavior. Consumer products are marketed under warranties to end users of up to ten years.  Fixed SG&A expenses increased as a result of higher sales and marketing expenses, principally advertising, packaging development, trade show participation and personnel.  Advertising and trade show expenses rose, in part, to support the growth of the Company's industrial pressure sensor business.  Packaging development continued, as a result of expansion of the number of consumer product offerings, and a second United States regional consumer products sales manager was hired, to develop additional accounts including promotional business.

Research and development expenses increased by $174,000, or 54 percent.  A significant portion of this increase was attributable to industrial pressure sensor product development at the
Company's Virginia Transducer Engineering Center ("VA-TEC"), which was not operational for a full fiscal quarter in 1996.  Approximately one-fourth of the Company's research and development spending for 1997 was attributable to VA-TEC.  The Company's revenue growth has relied on, and is likely to continue to rely on, expansion of its product lines and, accordingly, research and development expenses will continue to be significant.  The Company intends to continue to invest in industrial pressure product development, and launch new consumer products and line extensions.  Plans include development of a "smart"
microcontroller-based industrial pressure sensor and a new application-specific integrated circuit to reduce the cost in substantially all products.  lower cost consumer scale incorporating and a new application-specific integrated circuit to reduce the cost in substantially all products.  The Company recently began to ship its new "frame" scale, which incorporates "Sensor Disc" TM technology in a lower cost, one-piece frame.

For 1997, the Company recognized an income tax benefit of $15,000, at an estimated effective income tax rate of 21 percent.  The estimated rate of tax, which is subject to change in the near term, is based on the proportion of pretax profits now expected to be earned by the
Company's foreign subsidiaries and favorable overseas tax rates now in effect.  Deferred income taxes are not provided on these subsidiaries' earnings, which are expected to be reinvested. Income taxes were not provided for 1996 because of management's assessment, then, that the benefit of that period's net loss was unlikely to be realized in the near term.

Per share information normally considers the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from their exercise.  For the three months ended June 30, 1997 and 1996, dilutive common equivalent shares were not taken into account because there were net losses for both periods.
 Additionally, as a result of the losses, per share information would not have been affected by Statement of Financial Accounting Standards No. 128, "Earnings per Share," had this accounting pronouncement then been in effect.  The total number of potential common shares underlying stock options and warrants outstanding at June 30, 1997 was 977,000.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital needs for 1997 have increased, compared with 1996, mainly from higher inventory levels, attributable in part to expansion of the number of products offered for sale.  However, the cash impacts of 1997's first quarter operating activities were nearly flat, in view of the small net loss (though positive EBITDA), and adequacy of accounts receivable collections to fund accounts payable remittances.

Fixed asset purchases for 1997, aggregating $197,000, mainly comprised productive equipment, to augment China manufacturing and certain semiconductor wafer processing in New Jersey, and
China office space expansion. Additionally, $56,000 was spent on computer software to enhance office connectivity and productivity.  The Company expects such capital spending to continue, in line with growth of its product lines and staff size.  At June 30, 1997, commitments for capital expenditures, principally for expansion of the Company's New Jersey office space, approximated $48,000.

The Company continues to finance its requirements with accounts payable and bank borrowings.
The Company's principal supplier, RDL, assembles substantially all consumer products.  While the Company furnishes RDL with the proprietary subassemblies required in its products, RDL purchases other required components from third parties, reducing the Company's need to finance certain raw materials through their conversion to finished inventories.

At June 30, 1997, $1,216,000 was outstanding under the Company's $2 million bank line of credit agreement. Advances are payable by September 30, 1998, the date of the agreement's expiration.  Accordingly, if the agreement were not renewed by September 30, 1997, thereafter borrowings would be classified as short-term debt, affecting the Company's current ratio.  At
June 30, 1997, the Company's current ratio was 2.20.

Further expansion of the Company's financing requirements are likely to require additional resources.  The Company believes that suitable resources for expansion of its working capital requirements would be available, though no assurance can be given.  Additionally, if the
Company were to pursue potential acquisitions, it would likely require other forms of financing.

At June 30, 1997, the Company was contingently liable for $77,000 under unused import letters of credit and its Hong Kong subsidiary was contingently liable for $369,000 under discounted export letters of credit.  The subsidiary is potentially subject to off-balance sheet risks of discrepant documents and customers' nonperformance under these letters of credit.

The Company has not declared cash dividends on its common equity.  Management expects that earnings which may be generated from the Company's near-term operations will be reinvested and that, accordingly, dividends will not be paid to common shareholders in the future.
Additionally, the payment of dividends is subject to the consent of the bank with which the
Company has a revolving credit agreement.

At present, there are no material restrictions on the ability of the Company's Hong Kong subsidiary to transfer funds to the Company in the form of cash dividends, loans, advances or purchases of materials, products or services. However, distribution and repatriation of dividends by the Company's China subsidiary are restricted by Chinese laws and regulations, including currency exchange controls.  At June 30, 1997, this subsidiary's restricted net assets approximated $569,000.



PART II.  OTHER INFORMATION


ITEM 1.  Legal Proceedings


On January 23, 1997, Dresser Industries, Inc. ("Dresser") filed a complaint against the
Company in United States District Court, District of New Jersey, seeking declaratory judgment and legal costs.  Dresser disputes the extent of marketing rights and the magnitude of certain manufacturing rights that the Company allegedly granted under a 1991 agreement.  Management believes that Dresser's claim is without merit.  On February 25, 1997, the Company filed an answer and counterclaim, requesting a declaration of the parties' rights under the agreement.
 The case has been stayed, pending its referral to a Court-sponsored mediation program.  If the case cannot be resolved through mediation, management intends to pursue a vigorous defense of its position.

Discovery on the merits of the case have not yet begun and the Company's potential liability, if any, is not yet determinable.  Based on the information it now possesses, management believes that this action will not have a material adverse effect on the Company's consolidated financial statements.  Accordingly, no provision has been made for the outcome of this matter in the accompanying financial statements.  However, it is reasonably possible that management's estimate of the outcome could change in the near term, resulting in a provision for liability in the future.


ITEM 6.  Exhibits and Reports on Form 8-K


The following exhibits are included herein:
(11)Statement regarding computation of per share earnings for 1997 and 1996
(27)Financial Data Schedule

The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MEASUREMENT SPECIALTIES, INC.
(Registrant)


Date:  August 8, 1997                    /s/ Joseph R. Mallon Jr.
                                         President, Chief Executive Officer and
                                         Chairman of the Board of Directors


Date:  August 8, 1997                    /s/ Mark A. Shornick
                                         Chief Financial Officer, Assistant Secretary
                                         and Treasurer