Form 10-Q
period 1997-09-30
MEASUREMENT SPECIALTIES INC
filed 1997-11-05
CIK 778734

Form 10-Q

MEASUREMENT SPECIALTIES, INC.
80 Little Falls Road,
Fairfield, New Jersey 07004



PART I.  FINANCIAL INFORMATION


ITEM 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS

ASSETS
                                              September 30,              March 31,
                                                  1997                     1997
                                              (unaudited)



Current assets:
  Cash and cash equivalents                     $158,206                 $238,787
  Accounts receivable, trade, net of
    allowance for doubtful accounts of
    $43,000 (September) and $32,000 (March)    3,473,943                2,811,756
  Inventories (Note 2)                         4,016,928                3,675,870
  Prepaid expenses and other current assets      415,022                  398,756
                                               ---------                ---------
    Total current assets                       8,064,099                7,125,169



Property and equipment                         3,525,873                3,030,387
  Less accumulated depreciation and
     amortization                              1,900,681                1,643,976
                                               ---------                ---------
                                               1,625,192                1,386,411

Other assets:
  Intangible assets, net of accumulated
    amortization of $133,000 (September)
    and $101,000 (March)                         137,355                  108,316
  Other assets                                   638,047                  614,288
                                               ---------                ---------
                                                 775,402                  722,604
                                               ---------                ---------
                                               ---------                ---------
                                             $10,464,693               $9,234,184

See notes to consolidated financial statements.



LIABILITIES AND SHAREHOLDERS' EQUITY


                                              September 30,              March 31,
                                                  1997                     1997
                                              (unaudited)

Current liabilities:
  Accounts payable, trade                     $2,403,860               $2,319,840
  Accrued payrolls and fringe benefits           315,445                  337,787
  Accrued expenses and other current
     liabilities                                 942,214                  763,022
                                               ---------                ---------
    Total current liabilities                  3,661,519                3,420,649


Other liabilities:
  Borrowings under bank line of credit
     agreement (Note 3)                        1,494,000                  778,000
  Other liabilities                              355,150                  392,195
                                               ---------                ---------
                                               1,849,150                1,170,195
                                               ---------                ---------

    Total liabilities                          5,510,669                4,590,844


Contingencies (Note 7)

Shareholders' equity (Note 4):
  Serial preferred stock; 221,756 shares
     authorized; none outstanding
  Common stock, no par; 20,000,000 shares
    authorized; issued and outstanding
    3,559,087 (September) and 3,531,987
    (March)                                    5,447,969                5,384,950
  Additional paid-in capital                      67,104                   47,141
  Deficit                                       (549,343)                (773,109)
  Currency translation and other adjustments     (11,706)                 (15,642)
                                               ---------                ---------

    Total shareholders' equity                 4,954,024                4,643,340
                                               ---------                ---------
                                               ---------                ---------
                                             $10,464,693               $9,234,184

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                 For the three months                  For the six months
                                                 ended September 30,                   ended September 30,
                                               1997               1996              1997                1996

Net sales                                   $7,345,339         $4,878,375       $13,945,722          $9,579,779

Cost of goods sold                           4,547,517          3,178,065         9,019,839           6,262,768
                                            ----------         ----------       -----------          ----------
  Gross profit                               2,797,822          1,700,310         4,925,883           3,317,011

Other expenses (income):
  Selling, general and administrative        1,923,453          1,412,745         3,612,447           2,922,920
  Provision for doubtful accounts               10,246             58,000            10,246              58,568
  Research and development, net of
     customer funding                          507,207            401,411         1,002,590             722,689
  Interest expense                              29,968                               50,496
  Interest and other income                    (21,926)           (11,761)          (28,662)            (14,913)
                                            ----------         ----------       -----------          ----------
                                             2,448,948          1,860,395         4,647,117           3,689,264

Income (loss) before income taxes              348,874           (160,085)          278,766            (372,253)

Provision for income taxes                      70,000                               55,000
                                            ----------         ----------       -----------          ----------
                                            ----------         ----------       -----------          ----------
Net income (loss)                             $278,874          ($160,085)         $223,766           ($372,253)

                                            ----------         ----------       -----------          ----------
                                            ----------         ----------       -----------          ----------

Earnings (net loss) per common share             $0.08             ($0.05)            $0.06              ($0.11)
   (Note 5)


See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the year ended March 31, 1997
and the six months ended September 30, 1997 (Unaudited)
                                                                                              Currency
                                              Common stock          Additional               translation
                                           Number                    paid-in                  and other
                                          of shares        $         capital      Deficit    adjustments      Total



Balance, April 1, 1996                    3,531,987    $5,384,950    $25,000    ($1,947,953)   ($2,608)    $3,459,389

Fair value of nonemployee common stock
  purchase warrants and nonemployee
  options issued for services                                         22,141                                   22,141

Net income for the year ended
  March 31, 1997                                                                  1,174,844                 1,174,844

Currency translation adjustment and
  unrealized holding gains and losses
  on available-for-sale marketable
  securities                                                                                   (13,034)       (13,034)
                                          ---------     ---------    -------      ---------    -------      ---------
Balance, March 31, 1997                   3,531,987     5,384,950     47,141       (773,109)   (15,642)     4,643,340

Common shares issued upon exercise of
  options and related income tax benefit     27,100        63,019     19,963                                   82,982

Net income for the six months ended
  September 30, 1997                                                                223,766                   223,766

Currency translation adjustment and
  unrealized holding gains and losses on
  available-for-sale marketable securities                                                       3,936          3,936
                                          ---------     ---------    -------      ---------    -------      ---------
                                          ---------     ---------    -------      ---------    -------      ---------
Balance, September 30, 1997               3,559,087    $5,447,969    $67,104      ($549,343)  ($11,706)    $4,954,024

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 6)
(Unaudited)
                                                       For the six months ended September 30,
                                                            1997                    1996

Cash flows from operating activities:

  Net income (loss)                                        $223,766              ($372,253)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization of property and
         equipment                                          256,555                198,829
      Amortization of intangible assets and deferred
         financing costs                                     40,120                 31,598
      Provision for doubtful accounts                        10,246                 58,568
      Other adjustments28,515
      Net changes in operating assets and liabilities:
        Accounts receivable, trade                         (670,134)               747,512
        Inventories                                        (341,058)               431,334
        Prepaid expenses and other current assets           (25,378)               (51,299)
        Other assets                                         (3,796)                11,835
        Accounts payable, trade                              84,020                (20,072)
        Accrued expenses and other current liabilities      156,850               (575,224)
        Other liabilities                                   (37,045)              (153,838)
                                                         ----------             ----------
    Net cash provided by (used in) operating activities    (305,854)               335,505



Cash flows from investing activities:

  Purchases of property and equipment                      (491,215)              (435,101)
  Purchases of intangible assets and other                  (59,979)               (52,024)
                                                         ----------             ----------
    Net cash used in investing activities                  (551,194)              (487,125)



Cash flows from financing activities:

  Borrowings under bank line of credit agreement          8,298,000
  Repayments under bank line of credit agreement         (7,582,000)
  Proceeds from exercise of options and warrants             63,019
  Payment of deferred financing costs                                              (10,000)
                                                         ----------             ----------
    Net cash provided by (used in) financing activities     779,019                (10,000)


Effect of exchange rate changes on cash and cash
    equivalents                                              (2,552)                (2,579)


Net change in cash and cash equivalents                     (80,581)              (164,199)
Cash and cash equivalents, beginning of period              238,787                771,016
                                                         ----------             ----------
                                                         ----------             ----------
Cash and cash equivalents, end of period                   $158,206               $606,817


See notes to consolidated financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1997
(Information about interim periods is unaudited)

1.  Interim financial statements:


Basis of presentation:
These interim financial statements were prepared pursuant to generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of
Regulation S-X.  Accordingly, while they conform with the measurement and classification provisions of generally accepted accounting principles, they do not include the footnote information required by generally accepted accounting principles for annual financial statements. Preparation of these financial statements requires management to make estimates and assumptions which affect the amounts reported.  Actual results could differ from those estimates.  Additionally, these financial statements are subject to adjustments that might result from the independent audit of the Company's financial statements for the year ending
March 31, 1998.  In the opinion of management, all adjustments and disclosures necessary to make these interim financial statements not misleading have been included. Nevertheless, reference is made to the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.  Operating results for the six months ended
September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998.


Inventories:
Inventories are stated at the lower of cost (first-in, first-out) or market.  Cost was estimated using standard cost.


Stock based compensation:
The Company accounts for employee stock option grants using the intrinsic value based method.


Income taxes:
Income taxes are provided based on the estimated effective annual tax rate.  The estimate gives effect to net operating loss carryforwards and low foreign tax rates on the undistributed earnings of the Company's subsidiaries, on which deferred income taxes are not provided.



2. Inventories:

                          September                    March
Raw materials           $   772,838              $   584,970
Work-in-process             585,112                  734,010
Finished goods            2,658,978                2,356,890
                        ------------             ------------
                         $4,016,928               $3,675,870


3.  Borrowings under bank line of credit agreement:

At September 30, 1997, $1,494,000 was outstanding under a $2 million revolving line of credit agreement, extended by a domestic bank.  Advances are repayable by September 30, 1998, the date of the agreement's expiration, and collateralized by a senior security interest in substantially all assets.  Borrowings bear interest at 0.5 percent above the bank's prime rate
(aggregating 9.0 percent at September 30, 1997).  The agreement requires the Company to maintain certain levels of working capital and net worth, limits the Company's capital expenditures and advances to its subsidiaries and requires the bank's consent for the payment of dividends.  Additionally, the agreement requires payment of an annual facility fee.

On October 20, 1997, the bank approved a modification to the agreement which provides, among other things, for an increase in maximum borrowings, an extension of the term of the agreement and a decrease in interest rates and fees. Accordingly, borrowings at September 30, 1997 are included in long-term debt.



4.  Shareholders' equity:

The Company is authorized to issue 21,200,000 shares of capital stock of which 221,756 shares have been designated as serial preferred stock and 20,000,000 shares have been designated as common stock.  No serial preferred stock was outstanding at September 30, 1997.  The Board of
Directors has not designated 978,244 authorized shares.

The Company's China subsidiary is subject to certain government regulations, including currency exchange controls, which limit cash dividends and loans.  At September 30, 1997, this subsidiary's restricted net assets approximated $440,000.



5.  Per share information and impact of recently issued accounting standard:

Primary per share information is computed based on the weighted average common shares and dilutive common equivalent shares outstanding during each period, after deducting preferred dividend requirements from net income and considering the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from their exercise.  When applicable, dilutive common equivalent shares are computed using the modified treasury stock method, which assumes investment of a portion of the exercise proceeds. Fully diluted per share information is computed as above and assumes conversion of dilutive convertible preferred shares, if any, after adding preferred dividend requirements back to net income.  Fully diluted per share information has not been presented because there would be no dilutive effect. The weighted average numbers of shares used were:
                       For the three months                      For the six months
                       ended September 30,                       ended September 30,
                  1997                     1996            1997                     1996
                3,797,251                3,531,987       3,796,609                3,531,204


5.  Per share information and impact of recently issued accounting standard (continued):

In February 1997, the Financial Accounting Standards Board issued Statement of Financial
Accounting Standards No. 128, "Earnings per Share," which requires public companies to present basic and, if applicable, diluted per share information.  Statement No. 128 also eliminates the modified treasury stock method of computing potential common shares.  The Company will adopt Statement No. 128 on October 1, 1997.  The Company estimates that per share information for prior periods, determined pursuant to Statement No. 128, would have been:
                           For the three months            For the six months
                           ended September 30,             ended September 30,
                        1997                 1996        1997               1996
Basic                $   .08             ($   .05)    $   .06           ($   .11)
Diluted              $   .08             ($   .05)    $   .06           ($   .11)



6.  Supplemental disclosures of cash flow information:

For 1997, payments of interest expense approximated $49,000 and payments of income taxes approximated $19,000. Additionally, the Company recognized $19,963 of income tax benefits on stock option exercises for 1997.  For 1996, the Company issued nonemployee common stock purchase warrants and nonemployee options for services with a fair value of $22,141.


7.  Contingencies:

Consumer products generally are marketed under warranties to end users of up to ten years.
The Company provides for estimated product warranty obligations at the time of sale, based on its warranty claims experience.  This estimate is susceptible to changes in the near term based on introductions of new products, product quality improvements and changes in end user behavior.

Certain compensation of substantially all employees is contingent upon various performance criteria.  Approximately $184,000 and $76,000 were provided for estimated contingent payments earned for the six months ended September 30, 1997 and 1996, respectively.

At September 30, 1997, the Company was contingently liable for $67,000 under unused import letters of credit.

On October 9, 1997, pursuant to a Court-sponsored mediation program, the Company agreed to settle a dispute with a licensee of its technology, over certain terms of a 1991 agreement to produce and market industrial pressure sensors. The settlement, terms of which are confidential, has been submitted for Court approval.  The licensee had filed a complaint against the Company in United States District Court, District of New Jersey, on January 23,
1997, seeking declaratory judgment and legal costs.  The Company had filed an answer and counterclaim on February 25, 1997, requesting a declaration of the parties' rights under the agreement.



ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations


Certain statements in this report, which discuss the Company's expectations, intentions and strategies for the future, are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These
statements are based on information available to the Company on the date of this report and the Company assumes no obligation to update them.  Actual results could differ materially from the forward looking statements.  Among the important factors that could cause actual results to differ are the timely development, market acceptance and warranty performance of new products, the impact of competitive products and pricing, the continuity of bookings trends, customers' financial condition, the absence of supply interruptions, success in identifying, financing and integrating acquisition candidates, uncertainties of doing business in China and
Hong Kong and such additional risks and uncertainties as are detailed from time to time in the
Company's reports and filings with the Securities and Exchange Commission (the "SEC").



RESULTS OF OPERATIONS

Revenues for the six months ended September 30 increased by $4,366,000 or 46 percent, from
$9,580,000 for 1996 to $13,946,000 for 1997, reflecting record sales levels for the six-month and three-month periods ended September 30, 1997.  Sales performance benefited from certain consumer product promotions, which also favorably affected profitability in the second quarter.  Net income for 1997 was $224,000 for the six months ended September 30 ($279,000 for the second quarter), compared with losses of $372,000 for the six months ($160,000 for the second quarter) one year earlier.

Sales of consumer bath scales increased by $2,484,000 or 39 percent, from $6,333,000 for 1996 to $8,817,000 for 1997.  Sales of tire pressure gauges increased by $1,161,000 or 156 percent, from $743,000 for 1996 to $1,904,000 for 1997.  Both product categories benefited from promotional sales campaigns.  A major European promotion of bath scales benefited the first quarter.  Several United States promotions of tire pressure gauges benefited the second quarter.

Sales of industrial pressure sensors increased by $300,000 or 40 percent, from $744,000 for
1996 to $1,044,000 for 1997, partly as a result of the launch of a new product offering protection against electrostatic effects, electromagnetic and radio-frequency interference.
The Company granted Dresser Industries a license to manufacture comparable products under a
1991 agreement, certain terms of which had been disputed.  On October 9, 1997, pursuant to a
Court-sponsored mediation program, the Company and Dresser agreed to settle their differences over the agreement's interpretation.  The settlement, terms of which are confidential, has been submitted for Court approval.

Gross profit for the six month period increased from 1996 to 1997 by $1,608,000, with the gross profit percentage increasing to 35.3 percent from 34.6 percent.  This increase primarily reflects shifts in the product mix in favor of higher margin tire pressure gauges, mainly as a result of the promotions in the second quarter.  Future gross profit percentages may be expected to fluctuate with changes in product and customer mixes.  Additionally, the Company may experience future price pressures caused by the effects of foreign currency exchange rates on its foreign sales, and because of the introduction of competing consumer products.  The
Company intends to maintain its competitiveness by continuing to expand its product lines, with technological advances, innovative designs and broader price ranges, while making major efforts to reduce product costs.

Selling, general and administrative ("SG&A") expenses for the six months increased by
$689,000, or 24 percent, but declined significantly as a percentage of net sales, from 30.5 percent for 1996 to 25.9 percent for 1997.  Certain variable SG&A expenses increased somewhat, mainly as a result of the promotional orders mentioned above, which required special packaging and handling.  These increases were more than offset by a lower provision for estimated product warranty obligations, reflecting the Company's more recent warranty claims experience which benefited from quality improvements.  In March 1997, the Company's China subsidiary received certification of its conformity with the International Standards Organization ("ISO")
9002 Quality System Standard.  The estimate of product warranty obligations is susceptible to changes in the near term based on introductions of new products, product quality improvements and changes in end user behavior. Consumer products are marketed under warranties to end users of up to ten years.  Fixed SG&A expenses increased as a result of higher sales and marketing expenses, principally personnel, advertising, packaging development and trade show participation.  The Company added to its sales and marketing staff, which was reorganized around product segments.  A regional sales manager was added to penetrate additional consumer products accounts including premium, incentive and promotional business, and two new hires are dedicated to developing the industrial pressure sensor business.  Advertising and trade show expenses rose, in part, to support the growth of the Company's industrial pressure sensor business.  Packaging development grew, as a result of expansion of the number of consumer product offerings.

Research and development expenses increased by $280,000, or 39 percent.  A significant portion of this increase was attributable to industrial pressure sensor product development at the
Company's Virginia Transducer Engineering Center ("VA-TEC"), which was not operational for the full six-month period in 1996.  Approximately one-fourth of the Company's research and development spending for 1997 was attributable to VA-TEC.  The Company's revenue growth has relied on, and is likely to continue to rely on, expansion of its product lines and, accordingly, research and development expenses will continue to be significant.  The Company intends to continue to invest in industrial pressure product development, and launch new consumer products and line extensions.  Plans include development of a "smart"
microcontroller-based industrial pressure sensor and a new application-specific integrated circuit to reduce the cost in substantially all products.  The Company recently began to ship its new "frame" scale, which incorporates "Sensor Disc" TM technology in a lower cost, one-piece frame.

For 1997, the Company provided income taxes of $55,000, at an approximate effective income tax rate of 20 percent.  This estimated rate of tax, which is subject to change in the near term, is based on the proportion of pretax profits now expected to be earned by the Company's foreign subsidiaries and favorable overseas tax rates now in effect.  Deferred income taxes are not provided on these subsidiaries' earnings, which are expected to be reinvested. Income tax benefits were not provided for 1996 because of management's assessment, then, that the tax benefits were unlikely to be realized in the near term.

Per share information normally considers the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from their exercise.  For the three- and six- month periods ended September 30, 1996, dilutive common equivalent shares were not taken into account because there were net losses for these periods.  Additionally, per share information for all periods presented would not have been affected by Statement of Financial Accounting Standards No. 128, "Earnings per Share," had
this accounting pronouncement then been in effect.  The total number of potential common shares underlying stock options and warrants outstanding at September 30, 1997 was 1,040,000.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital needs for 1997 have increased, compared with 1996, mainly from higher inventory levels, attributable in part to expansion of the number of products offered for sale, and from increased accounts receivable, primarily consumer product promotions accounts.  Operating activities for the six months ended September 30, 1997 used $306,000 of cash.

Fixed asset purchases for 1997, aggregating $491,000, mainly comprised productive equipment, to augment China manufacturing and certain semiconductor wafer processing in New Jersey, and office space expansion at both sites. Additionally, $60,000 was spent on computer software to enhance office connectivity and productivity.  The Company expects such capital spending to continue, in line with growth of its product lines and staff size.  At September 30, 1997, there were no material commitments for capital expenditures.

The Company continues to finance its requirements with accounts payable and bank borrowings.
The Company's principal supplier, River Display Ltd. ("RDL"), assembles substantially all consumer products.  While the Company furnishes RDL with the proprietary subassemblies required in its products, RDL purchases other required components from third parties, reducing the Company's need to finance certain raw materials through their conversion to finished inventories.

At September 30, 1997, $1,494,000 was outstanding under the Company's $2 million bank line of credit agreement.  Borrowings at that date are included in long-term debt because, on October
20, 1997, the bank approved a modification to the agreement, which provides, among other things, for an increase in maximum borrowings, an extension of the term of the agreement and decreases in interest rates and fees.

Management believes that these resources and cash flows expected from operating activities will continue to be adequate for the Company's existing business and planned internal growth.
 However, the Company has begun a pursuit of industrial product acquisition candidates, which is likely to require additional financing.

The Company has not declared cash dividends on its common equity.  Management expects that earnings that may be generated from the Company's near-term operations will be reinvested and that, accordingly, dividends will not be paid to common shareholders in the near future.
Additionally, the payment of dividends is subject to the consent of the bank that extended a revolving credit agreement.

At present, there are no material restrictions on the ability of the Company's Hong Kong subsidiary to transfer funds to the Company as cash dividends, loans, advances or purchases of materials, products or services. However, distribution and repatriation of dividends by the
Company's China subsidiary are restricted by Chinese laws and regulations, including currency exchange controls.  At September 30, 1997, this subsidiary's restricted net assets approximated $440,000.




PART II.  OTHER INFORMATION



ITEM 1.  Legal Proceedings


On October 9, 1997, pursuant to a Court-sponsored mediation program, the Company and Dresser
Industries, Inc. ("Dresser") agreed to settle their differences over the interpretation of their 1991 agreement to produce and market industrial pressure sensors.  The settlement, terms of which are confidential, has been submitted for Court approval. Dresser had filed a complaint against the Company in United States District Court, District of New Jersey, on
January 23, 1997, seeking declaratory judgment and legal costs.  The Company had filed an answer and counterclaim on February 25, 1997, requesting a declaration of the parties' rights under the agreement.



ITEM 4.  Submission of Matters to a Vote of Security Holders


On September 29, 1997, the Company held an Annual Meeting of Shareholders at which the
Shareholders elected seven Directors to hold terms of office until their respective successors are elected and qualified.  Additionally, the Shareholders amended the Company's Certificate of Incorporation to provide for a classified Board of Directors and ratified the appointment of Grant Thornton as the Company's independent auditor.  The number of votes cast for, against or withheld and the number of abstentions and broker non-votes were:
                                     Number of votes                  Number of
                                  cast           against or        abstentions and
                                  for             withheld         broker non-votes

Election of Directors:
  Joseph R. Mallon Jr.          2,943,346            80,100
  John D. Arnold                2,943,446            80,000
  Richard S. Betts              2,943,446            80,000
  Theodore J. Coburn            2,943,446            80,000
  Damon Germanton               2,943,446            80,000
  Steven P. Petrucelli          2,943,446            80,000
  The Honorable Dan J. Samuel   2,943,446            80,000

Amendment to Certificate
   of Incorporation               961,976           149,941              51,400

Ratification of Appointment
   of Grant Thornton            3,005,946            13,000               4,500



ITEM 6.  Exhibits and Reports on Form 8-K


The following exhibits are included herein:
(10) Material contract:  Supply Agreement, by and between Signature Brands, Inc. and
     Measurement Specialties, Inc.
(11) Statements regarding computation of per share earnings for 1997 and 1996
(27) Financial Data Schedule

The Company did not file any reports on Form 8-K during the three months ended September 30,
1997.



SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MEASUREMENT SPECIALTIES, INC.
(Registrant)

Date:  November 4, 1997                      /s/ Joseph R. Mallon Jr.
                                             President, Chief Executive Officer and
                                             Chairman of the Board of Directors

Date:  November 4, 1997                      /s/ Mark A. Shornick
                                             Chief Financial Officer, Assistant Secretary
                                             and Treasurer