Form 10-Q
period 1997-12-31
MEASUREMENT SPECIALTIES INC
filed 1998-02-03
CIK 778734

10-Q
MEASUREMENT SPECIALTIES, INC.
80 Little Falls Road, Fairfield, New Jersey 07004
(973) 808-1819
December 31, 1997



PART I.  FINANCIAL INFORMATION


ITEM 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS

ASSETS
                                                              December 31,             March 31,
                                                                  1997                   1997
                                                              (unaudited)

Current assets:
  Cash and cash equivalents                                     $379,745                $238,787
  Accounts receivable, trade, net of allowance for doubtful
    accounts of $73,000 (December) and $32,000 (March)         3,784,784               2,811,756
  Inventories (Note 2)                                         3,747,051               3,675,870
  Prepaid expenses and other current assets                      382,236                 398,756
                                                               ---------               ---------
    Total current assets                                       8,293,816               7,125,169


Property and equipment                                         3,744,765               3,030,387
  Less accumulated depreciation and amortization               2,043,772               1,643,976
                                                               ---------               ---------
                                                               1,700,993               1,386,411

Other assets:
  Intangible assets, net of accumulated amortization of
    $147,000 (December) and $101,000 (March)                     142,032                 108,316
  Other assets                                                   640,652                 614,288
                                                               ---------               ---------
                                                                 782,684                 722,604
                                                               ---------               ---------
                                                               ---------               ---------
                                                             $10,777,493              $9,234,184

See notes to consolidated financial statements.



LIABILITIES AND SHAREHOLDERS' EQUITY

                                                              December 31,             March 31,
                                                                  1997                   1997
                                                              (unaudited)

Current liabilities:
  Accounts payable, trade                                     $2,765,605              $2,319,840
  Accrued payrolls and fringe benefits                           450,937                 337,787
  Income taxes                                                   197,820                     641
  Accrued expenses and other current liabilities                 847,967                 762,381
                                                               ---------               ---------
    Total current liabilities                                  4,262,329               3,420,649


Other liabilities:
  Borrowings under bank line of credit agreement (Note 3)        519,000                 778,000
  Other liabilities                                              359,708                 392,195
                                                               ---------               ---------
                                                                 878,708               1,170,195
                                                               ---------               ---------
    Total liabilities                                          5,141,037               4,590,844


Commitment and contingencies (Note 7)

Shareholders' equity (Note 4):
  Serial preferred stock; 221,756 shares authorized; none
    outstanding
  Common stock, no par; 20,000,000 shares authorized;
    issued and outstanding 3,576,887 (December) and
    3,531,987 (March)                                          5,485,431               5,384,950
  Additional paid-in capital                                      72,345                  47,141
  Retained earnings (deficit)                                     78,225                (773,109)
  Currency translation and other adjustments                         455                 (15,642)
                                                               ---------               ---------
    Total shareholders' equity                                 5,636,456               4,643,340
                                                               ---------               ---------
                                                               ---------               ---------
                                                             $10,777,493              $9,234,184

See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                                 For the three months                            For the nine months
                                                  ended December 31,                              ended December 31,
                                             1997                   1996                      1997                   1996

Net sales                                 $9,235,130              $8,810,193              $23,180,852             $18,389,972

Cost of goods sold                         5,978,311               5,641,281               14,998,150              11,904,049
                                           ---------               ---------               ----------              ----------
  Gross profit                             3,256,819               3,168,912                8,182,702               6,485,923

Other expenses (income):
  Selling, general and administrative      1,929,590               1,571,324                5,542,037               4,494,244
  Provision for doubtful accounts             30,623                                           40,869                  58,568
  Research and development, net of
       customer funding                      499,236                 458,302                1,501,826               1,180,991
  Interest expense                            20,010                   3,695                   70,506                   3,695
  Interest and other income                   (8,208)                 (9,482)                 (36,870)                (24,395)
                                           ---------               ---------               ----------              ----------
                                           2,471,251               2,023,839                7,118,368               5,713,103

Income before income taxes                   785,568               1,145,073                1,064,334                 772,820
Provision for income taxes                   158,000                                          213,000
                                           ---------               ---------               ----------              ----------
Net income                                  $627,568              $1,145,073                 $851,334                $772,820


Per share information (Note 5):

  Basic earnings per common share              $0.18                   $0.32                    $0.24                   $0.22

  Diluted earnings per common share            $0.17                   $0.32                    $0.23                   $0.21

See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the year ended March 31, 1997 and the nine months ended December 31, 1997 (Unaudited)

                                                                                                      Currency
                                           Common stock              Additional       Retained       translation
                                     Number                           paid-in         earnings        and other
                                    of shares           $             capital         (deficit)      adjustments       Total

Balance, April 1, 1996              3,531,987       $5,384,950        $25,000        ($1,947,953)      ($2,608)      $3,459,389

Fair value of nonemployee common
  stock purchase warrants and
  nonemployee options issued for
  services                                                             22,141                                            22,141

Net income for the year ended
  March 31, 1997                                                                       1,174,844                      1,174,844

Currency translation adjustment
  and unrealized holding gains
  and losses on available-for-sale
  marketable securities                                                                                (13,034)         (13,034)
                                    ---------       ----------        -------        ------------      --------      ----------
Balance, March 31, 1997             3,531,987        5,384,950         47,141           (773,109)      (15,642)       4,643,340


Common shares issued upon exercise
  of options and related income
  tax benefit                          44,900          100,481         25,204                                           125,685

Net income for the nine months
  ended December 31, 1997                                                                851,334                        851,334

Currency translation adjustment and
  unrealized holding gains and
  losses on available-for-sale
  marketable securities                                                                                 16,097           16,097
                                    ---------       ----------        -------        ------------      --------      ----------
Balance, December 31, 1997          3,576,887       $5,485,431        $72,345            $78,225          $455       $5,636,456

See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 6) (Unaudited)
                                                                     For the nine months ended December 31,
                                                                         1997                    1996

Cash flows from operating activities:

  Net income                                                           $851,334                $772,820
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of property and equipment		402,213 		236,903
      Amortization of intangible assets and deferred financing costs     54,778                  49,907
      Provision for doubtful accounts                                    40,869                  58,569
      Deferred income taxes                                               1,423                 (55,544)
      Other adjustments                                                   1,760                  31,114
      Net changes in operating assets and liabilities:
        Accounts receivable, trade                                   (1,013,303)               (944,740)
        Inventories                                                     (71,181)               (946,059)
        Prepaid expenses and other current assets                         7,408                  21,715
        Other assets                                                      3,981                 (55,896)
        Accounts payable, trade                                         445,765               1,855,244
        Income taxes                                                    197,179                  51,085
        Accrued expenses and other current liabilities                  225,397                (333,891)
        Other liabilities                                               (59,148)               (139,352)
                                                                      ----------              ----------
    Net cash provided by operating activities                         1,088,475                 601,875

Cash flows from investing activities:

  Purchases of property and equipment                                  (715,454)               (550,734)
  Purchases of intangible assets                                        (79,367)                (72,759)
  Proceeds from sale of property and equipement                                                     129
                                                                      ----------              ----------
    Net cash used in investing activities                              (794,821)               (623,364)

Cash flows from financing activities:

  Borrowings under bank line of credit agreement                     11,167,000               1,228,360
  Repayments under bank line of credit agreement                    (11,426,000)             (1,228,360)
  Proceeds from exercise of options and warrants                        100,481
  Payment of deferred financing costs                                    (6,564)                (10,000)
                                                                      ----------              ----------
    Net cash used in financing activities                              (165,083)                (10,000)

Effect of exchange rate changes on cash and cash equivalents             12,387                  (4,974)
                                                                      ----------              ----------
Net change in cash and cash equivalents                                 140,958                 (36,463)
Cash and cash equivalents, beginning of period                          238,787                 771,016
                                                                      ----------              ----------
                                                                      ----------              ----------
Cash and cash equivalents, end of period                               $379,745                $734,553

See notes to consolidated financial statements.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information about interim periods is unaudited)


1.  Interim financial statements:


Basis of presentation:
These interim financial statements were prepared pursuant to generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of
Regulation S-X.  Accordingly, while they conform with the measurement and classification provisions of generally accepted accounting principles, they do not include the footnote information required by generally accepted accounting principles for annual financial statements. Preparation of these financial statements requires management to make estimates and assumptions which affect the amounts reported.  Actual results could differ from those estimates.  Additionally, these financial statements are subject to adjustments that might result from the independent audit of the Company's financial statements for the year ending
March 31, 1998.  In the opinion of management, all adjustments and disclosures necessary to make these interim financial statements not misleading have been included. Nevertheless, reference is made to the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.  Operating results for the nine months ended
December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998.

Inventories:
Inventories are stated at the lower of cost (first-in, first-out) or market.  Cost was estimated using standard cost.

Stock based compensation:
The Company accounts for employee stock option grants using the intrinsic value based method.

Income taxes:
Income taxes are provided based on the estimated effective annual tax rate.  The estimate gives effect to low foreign tax rates on the undistributed earnings of the Company's subsidiaries, on which deferred income taxes are not provided.


2. Inventories:

                         December         March
Raw materials         $   721,319   $   584,970
Work-in-process           394,828       734,010
Finished goods          2,630,904     2,356,890
                       ----------    ----------
                       $3,747,051    $3,675,870


3.  Borrowings under bank line of credit agreement:

On December 19, 1997, the Company's revolving line of credit agreement was amended to increase maximum borrowings by $1.3 million to $3.3 million.  At December 31, 1997, $519,000 was outstanding under the agreement, extended by a domestic bank.  Advances, rates of which have been liberalized, are collateralized by a senior security interest in substantially all assets and repayable by September 30, 1999, the agreement's amended expiration date. Effective
December 19, 1997, borrowings bear interest at 0.125 percent above the bank's prime rate
(aggregating 9.0 percent at December 31, 1997) or at 2.25 percent above the London interbank offered rates for certain maturities, at the Company's option.  Previously, the interest rate on borrowings was 0.5 percent above the bank's prime rate.  The amended agreement requires maintenance of certain levels of net worth, limits capital expenditures and advances to the
Company's subsidiaries and requires the bank's consent for dividend payments.  It also requires payment of a non-usage fee, computed on the average unused portion of the line of credit, instead of the higher, previously charged annual facility fee.


4.  Shareholders' equity:

The Company is authorized to issue 21,200,000 shares of capital stock of which 221,756 shares have been designated as serial preferred stock and 20,000,000 shares have been designated as common stock.  No serial preferred stock was outstanding at December 31, 1997.  The Board of
Directors has not designated 978,244 authorized shares.

The Company's China subsidiary is subject to certain government regulations, including currency exchange controls, which limit cash dividends and loans.  At December 31, 1997, this subsidiary's restricted net assets approximated $564,000.


5.  Per share information:

On October 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128,
"Earnings per Share," which requires presentation of basic and diluted per share information and eliminates the modified treasury stock method of computing dilutive potential common shares.  Basic per share information is computed based on the weighted average common shares outstanding during each period, after deducting preferred dividend requirements from net income.  Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, warrants and convertible securities (less the shares that may be repurchased with the funds received from their exercise), after adding preferred dividend requirements back to net income available to common shareholders.  The modified treasury stock method, pursuant to which the Company previously computed dilutive potential common shares, had assumed investment of a portion of the exercise proceeds.

The total numbers of potential common shares at December 31, 1997 and 1996 were 1,002,600 and
964,500, respectively.  To the extent their exercise or conversion prices exceed the average market price of the common shares during each period, potential common shares are not considered in the computation of diluted per share information.  The weighted average aggregate numbers of outstanding stock options and warrants not considered dilutive for the three months ended December 31, 1997 and 1996 were 336,500 and 729,500, respectively.  The weighted average aggregate numbers of outstanding stock options and warrants not considered dilutive for the nine months ended December 31, 1997 and 1996 were 341,427 and 581,436, respectively.
                                  Income         Shares    Per Share     Income        Shares    Per Share
                                (Numerator)  (Denominator)   Amount    (Numerator) (Denominator)   Amount
                                      For the three months ended            For the three months ended
                                           December 31, 1997                     December 31, 1996
Basic per share information     $   627,568     3,569,287    $0.18     $1,145,073     3,531,987    $0.32
Effect of dilutive securities                      91,745                                25,738
                                -----------     ---------    -----     ----------     ---------    -----
Diluted per share information   $   627,568     3,661,032    $0.17     $1,145,073     3,557,725    $0.32

                                      For the nine months ended            For the nine months ended
                                           December 31, 1997                     December 31, 1996
Basic per share information     $   851,334     3,553,656    $0.24     $   772,820    3,531,987    $0.22
Effect of dilutive securities                      94,665                                65,655
                                -----------     ---------    -----     ----------     ---------    -----
Diluted per share information   $   851,334     3,648,321    $0.23     $   772,820    3,597,642    $0.21


6.  Supplemental disclosures of cash flow information:

For 1997, payments of interest expense approximated $70,000 and payments of income taxes approximated $21,000. Additionally, the Company recognized $25,204 of income tax benefits on stock option exercises for 1997.  For 1996, payments of interest expense approximated $2,000 and payments of income taxes approximated $9,000.  Additionally, the Company issued nonemployee common stock purchase warrants and nonemployee options for services with a fair value of $22,141 for 1996.


7.  Commitment and contingencies:

On September 5, 1997, the Company expanded its industrial product design engineering facility in Newport News, Virginia and extended the term of the related lease through November 30,
2001.  At December 31, 1997, additional minimum rentals attributable to the lease addendum were:
Year ending March 31,
      1998                    $    3,000
      1999                        10,000
      2000                        24,000
      2001                        29,000
      2002                        19,000
                              ----------
                              $   85,000

Products generally are marketed under warranties of up to ten years.  The Company provides for estimated product warranty obligations at the time of sale, based on its warranty claims experience.  This estimate is susceptible to changes in the near term based on introductions of new products, product quality improvements and changes in end user behavior.

Certain compensation of substantially all employees is contingent upon various performance criteria.  Approximately $294,000 and $194,000 were provided for estimated contingent payments earned for the nine months ended December 31, 1997 and 1996, respectively.

At December 31, 1997, the Company was contingently liable for $135,000 under unused import letters of credit and its Hong Kong subsidiary was contingently liable for $109,000 under discounted export letters of credit.

On November 10, 1997, the Company received civil court approval of a mediated settlement, with a licensee of the Company's technology, of a dispute over a 1991 agreement to produce and market industrial pressure sensors.  The settlement, terms of which are confidential, did not require a provision for liability to be made in the accompanying financial statements.



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


RESULTS OF OPERATIONS

Revenues for the nine months ended December 31 increased by $4,791,000 or 26 percent, from
$18,390,000 for 1996 to $23,181,000 for 1997, reflecting record sales levels for the nine-
month and three-month periods ended December 31, 1997.  Sales performance continued to benefit from certain consumer product promotions and development of the industrial pressure transducer business.  Revenue growth in the third quarter was lower than in other quarters primarily because Christmas season reorders were modest.  Net income for 1997 was $851,000 for the nine months ended December 31 ($628,000 for the third quarter), compared with $773,000 for the nine months ($1,145,073 for the third quarter) one year earlier.

Sales of consumer bath scales increased by $2,488,000 or 20 percent, from $12,519,000 for 1996 to $15,007,000 for 1997.  Sales of tire pressure gauges increased by $1,821,000 or 114 percent, from $1,592,000 for 1996 to $3,413,000 for 1997.  Both product categories benefited from promotional sales campaigns.  Promotions comprise a regular part of the Company's consumer products business and can be expected to vary from year to year. Generally, sales of other consumer products grew comparably in 1997, though sales of fish scales declined.  The
Company is planning to expand its line of fish scales.

Sales of industrial pressure sensors increased by $718,000 or 71 percent, from $1,006,000 for
1996 to $1,724,000 for 1997, partly as a result of the launch of a new product offering protection against electrostatic effects, electromagnetic and radio-frequency interference.
The Company granted Dresser Industries a license to manufacture comparable products under a
1991 agreement, certain terms of which had been disputed.  On November 10, 1997, a civil court approved the parties' mediated settlement of their differences over the agreement's interpretation.  The settlement, terms of which are confidential, did not require a provision for liability to be made in the Company's financial statements.

Gross profit for the nine month period increased from 1996 to 1997 by $1,697,000, with the gross profit percentage remaining at 35.3 percent for both years.  Gross profit percentages fluctuate with changes in product and customer mixes.  Additionally, the Company may experience future price pressures caused by the effects of foreign currency exchange rates on its foreign sales, and because of the introduction of competing consumer products.  The
Company intends to maintain its competitiveness by continuing to expand its product lines, with technological advances, innovative designs and broader price ranges, while making major efforts to reduce product costs.

Selling, general and administrative ("SG&A") expenses for the nine months increased by
$1,048,000, or 23 percent, but declined slightly as a percentage of net sales, from 24.4 percent for 1996 to 23.9 percent for 1997.  Certain variable SG&A expenses increased somewhat, mainly as a result of the promotional orders mentioned above, which required special packaging and handling and certain royalty payments.  These increases were more than offset by a lower provision for estimated product warranty obligations, reflecting the Company's more recent warranty claims experience which benefited from quality improvements.  In March 1997, the
Company's China subsidiary received certification of its conformity with the International
Standards Organization ("ISO") 9002 Quality System Standard. The estimate of product warranty obligations is susceptible to changes in the near term based on introductions of new products, product quality improvements and changes in end user behavior.  Consumer products are marketed under warranties to end users of up to ten years.  Fixed SG&A expenses increased as a result of higher sales and marketing expenses, principally personnel, advertising, packaging development and trade show participation.  The Company added to its sales and marketing staff, which was reorganized around product segments.  A regional sales manager was added to penetrate additional consumer products accounts including premium, incentive and promotional business, and two new hires are dedicated to developing the industrial pressure sensor business. Advertising and trade show expenses rose, in part, to support the growth of the
Company's industrial pressure sensor business.  Packaging development grew, as a result of expansion of the number of consumer product offerings.

Research and development expenses increased by $321,000, or 27 percent, from $1,181,000 for
1996 to $1,502,000 for 1997.  Much of this increase was attributable to industrial pressure sensor product development at the Company's Virginia Transducer Engineering Center ("VA-TEC"),
which was not operational for the full nine-month period in 1996.  Approximately one-fourth of the Company's research and development spending for 1997 was attributable to VA-TEC.  The
Company's revenue growth has relied on, and is likely to continue to rely on, expansion of its product lines and, accordingly, research and development expenses will continue to be significant. The Company intends to continue to invest in industrial pressure product development, and launch new consumer products and line extensions.  Plans include development of a "smart" microcontroller-based industrial pressure sensor and a new application-specific integrated circuit to reduce the cost in substantially all consumer products. The Company recently began to ship its new "frame" scale, which incorporates "Sensor Disc" TM technology in a lower cost, one-piece frame.

For 1997, the Company provided income taxes of $213,000, at an approximate effective income tax rate of 20 percent.  This estimated rate of tax, which is subject to change in the near term, is based on the proportion of pretax profits now expected to be earned by the Company's foreign subsidiaries and favorable overseas tax rates now in effect.  Deferred income taxes are not provided on these subsidiaries' earnings, which are expected to be reinvested. Taxes were not provided for 1996, because of the availability of operating loss carryforwards.
However, the tax benefits of those losses were not recognized because of management's assessment, then, that the tax benefits were unlikely to be realized in the near term.

Per share information normally considers the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from their exercise.  At December 31, 1997, the total number of potential common shares then underlying stock options and warrants was 1,002,600.  However, for the three-month and nine-
month periods then ended, the weighted average numbers of potential common shares not considered dilutive were 336,500 and 341,427, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital needs for 1997 have increased, compared with 1996, mainly from higher average inventory levels, attributable in part to expansion of the number of products offered for sale, and from increased average accounts receivable, primarily as a result of higher sales volume.  Operating activities for the nine months ended December 31, 1997 provided $1,088,000 of cash.

Fixed asset purchases for 1997, aggregating $715,000, mainly comprised productive equipment, to augment China manufacturing and certain semiconductor wafer processing in New Jersey, office space expansion at both sites and consumer product tooling costs.  Additionally,
$79,000 was spent on computer software to enhance office connectivity and productivity.  The
Company expects such capital spending to continue, in line with growth of its product lines and staff size.  At December 31, 1997, there were no material commitments for capital expenditures.

The Company generally finances its requirements with accounts payable and bank borrowings.
The Company's principal supplier, River Display Ltd. ("RDL"), assembles substantially all consumer products.  While the Company furnishes RDL with the proprietary subassemblies required in its products, RDL purchases other required components from third parties, reducing the Company's need to finance certain raw materials through their conversion to finished inventories.

On December 19, 1997, the Company's bank line of credit was increased by $1.3 million to $3.3 million.  Fees were substantially reduced, as were interest rates, which now may be calculated based on LIBOR or the bank's prime rate, at the Company's option.  The term of the agreement was extended through September 30, 1999.  At December 31, 1997, $519,000 was outstanding under the line of credit agreement.

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

At present, there are no material restrictions on the ability of the Company's Hong Kong subsidiary to transfer funds to the Company as cash dividends, loans, advances or purchases of materials, products or services. However, distribution and repatriation of dividends by the
Company's China subsidiary are restricted by Chinese laws and regulations, including currency exchange controls.  At December 31, 1997, this subsidiary's restricted net assets approximated
$564,000.



PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K


The following exhibits are included herein:
(3)(i) Second Restated Certificate of Incorporation
(4) Second Amendment to Revolving Loan and Security Agreement with PNC Bank, N.A.
(10) Addendum to Lease with CMEP I
(10) Supply and Distribution Agreement with Korona GmbH & Company, KG
(27) Financial Data Schedule



The Company did not file any reports on Form 8-K during the three months ended December 31,
1997.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEASUREMENT SPECIALTIES, INC. (Registrant)

Date:  February 2, 1998               /s/ Joseph R. Mallon Jr.
                                      President, Chief Executive Officer and
                                      Chairman of the Board of Directors

Date:  February 2, 1998               /s/ Mark A. Shornick
                                      Chief Financial Officer, Assistant Secretary
                                      and Treasurer