Form 10-K
period 1998-03-31
MEASUREMENT SPECIALTIES INC
filed 1998-06-29
CIK 778734

FORM 10-K
MEASUREMENT SPECIALTIES, INC.
80 Little Falls Road,
Fairfield, New Jersey 07004

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

Measurement Specialties, Inc. ("MSI") and its wholly owned subsidiaries, Measurement Limited
("ML") and Jingliang Electronics (Shenzhen) Co. Ltd. ("JL"), collectively referred to as the
"Company," design, develop, produce and sell digital electronic measurement products.  The
Company, founded in 1981, has been manufacturing products of its own design since 1986.  These products employ a robust, core technology based on micromachining (the three-dimensional sculpting of silicon), which permits accurate and efficient measurement, resolution and display of ranges of distance, motion, force, pressure or temperature.  The Company targets high volume, low cost product opportunities in two principal business segments: consumer and industrial.

The Company's consumer products segment, accounting for more than 90 percent of revenues, comprises bath scales, kitchen scales, tire pressure gauges and distance measuring devices which are sold, directly and through manufacturers' representatives, to United States and
European retail merchandisers and distributors.  These products feature contemporary designs, high-contrast liquid crystal displays and factory-installed lithium batteries which are intended to last for the lives of the products.  The Company was one of the first to utilize
"life-time" lithium batteries in its area of consumer products.  This feature is highly valued by consumers as it provides both lower cost and greater reliability over the life of the products.  The Company markets several bath scale models under its "Thinner" (TM) brand, kitchen scales under its "Portion Power" (TM) brand, postal scales under its "Postal Power" (TM) brand, tire pressure gauges under its "AccuTire" (TM) brand and  distance measuring devices under its
"AccuTape" (TM) brand.  Products also are sold under private labels.  During the latter part of 1995, the Company released a new bath scale model, designed with a tempered glass platform and employing its "Sensor Disc" (TM) technological advance, which eliminated the levers and other metal parts typically employed in consumer scales.  The glass scale and other "Sensor
Disc" line extensions have become the Company's leading products.

The Company's industrial products are sold, directly and through manufacturers'
representatives, principally to industrial customers for pressure instrumentation and process control applications.  The Company produces a line of low cost, high output stainless steel isolated pressure transducers using its silicon strain gauge sensors.  These compact pressure gauges, which transmit measurements to remote monitoring systems by wire, are housed in one-
piece stainless steel castings, making them well-suited for demanding environments, including pumps and compressors, hydraulic and pneumatic systems, energy and water management.

Revenues are concentrated in United States and European distributors and retailers of consumer products.  Korona Haushaltswaren GmbH, a German distributor, accounted for 31 percent, 36 percent and 32 percent of net sales for the years ended March 31,  1998, 1997 and 1996, respectively, and 17 percent of accounts receivable at March 31, 1998.  Signature Brands USA,
Inc. (formerly Health o meter Products, Inc.), now owned by Sunbeam, a United States manufacturer and distributor of electric housewares, accounted for 18 percent of net sales for the year ended March 31, 1998 and 14 percent of accounts receivable at that date.  To limit credit risk, the Company evaluates the financial condition of customers to whom credit is extended.  The Company generally does not require customers to furnish collateral, though certain foreign customers furnish letters of credit.

Orders for consumer products are characterized by short lead times, seasonal effects on volume, and fluctuations due to retail demand and timing of promotions.  Additionally, production generally slows in February, when ML, JL, and suppliers suspend operations in China and Hong Kong for the Lunar New Year holiday.  Accordingly, the Company's backlog and revenues ordinarily fluctuate during the year.  Backlog, which consists only of orders believed to be firm, approximated $4,422,000 at March 31, 1998 and $5,500,00 at March 31, 1997.
Substantially all the backlog at March 31, 1998 is expected to be filled within the fiscal year ending March 31, 1999, although no assurance can be given.  The dollar amount of backlog orders is not necessarily indicative of the results that may be expected for an ensuing fiscal period.

Consumer products are marketed under warranties to end users of up to ten years.  The Company provides for estimated product warranty obligations at the time of sale, based on its warranty claims experience.  This estimate is susceptible to changes in the near term based on introductions of new products, product quality improvements and changes in end user behavior.
JL has received certification of its conformity with the International Standards Organization
("ISO") 9002 Quality System Standard.

The markets for the Company's products are characterized by frequent introductions of competitive products and pricing pressures.  Many of the Company's competitors are larger than the Company and have achieved market acceptance of their product lines.  The Company has competed successfully on the basis of its product designs, features and value.  Accordingly, reliance is placed on research and development of new products, line extensions and technological, quality and other continuous product improvements.  There can be no assurance that the Company will enjoy continued success in these efforts.  Research and development expenses, net of customer funding, aggregated $1,964,000 for 1998, $1,746,000 for 1997 and
$1,238,000 for 1996.

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

The Company manufactures substantially all its industrial products, and substantially all its sensor subassemblies used in its consumer products, in leased premises located in China.
Additionally, certain key sales and support activities are conducted at leased premises in
Hong Kong.  Substaintially all the Company's consumer products are assembled in China by a single supplier, River Display, Ltd. ("RDL"), whose principal shareholder is a former Director of the Company.  There are no agreements which would require the Company to make minimum payments to RDL, nor is RDL obligated to maintain capacity available for the Company's benefit, though the Company accounts for a significant portion of RDL's revenues.
Additionally, most of the Company's products contain key components now obtained from a limited number of sources.  These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond the Company's control, including political and other uncertainties regarding Hong Kong and China.

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

Sovereignty over Hong Kong reverted to China on July 1, 1997.  The 1984 Sino-British Joint
Declaration, the 1990 Basic Law of Hong Kong, the 1992 United States-Hong Kong Policy Act and
other agreements provide some indication of the business climate the Company believes will exist in Hong Kong after this change in sovereignty.  Hong Kong became a Special
Administrative Region ("SAR") of China, with certain autonomies from the Chinese government.
Hong Kong will remain a full member of the WTO.  It will be a separate customs territory from
China, with separate tariff rates and export control procedures.  It will have a separate intellectual property registration system.  The Hong Kong dollar will continue to be legal tender in the SAR, freely convertible and not subject to foreign currency exchange controls.
The SAR government will have sole responsibility for tax policies, though the Chinese government must approve the SAR's budgets.  Notwithstanding the provisions of these international agreements, the continued stability of political, legal, economic or other conditions in Hong Kong cannot be assured.

No treaty exists between Hong Kong and the United States providing for the reciprocal enforcement of foreign judgments.  Accordingly, Hong Kong courts might not enforce judgments predicated on the federal securities laws of the United States, whether arising from actions brought in the United States or, if permitted, in Hong Kong.

Generally, the Company's revenues are priced in United States dollars and its costs and expenses are priced in United States dollars, Hong Kong dollars and Chinese renminbi.
Accordingly, the Company's revenues may be affected by the performance of the United States dollar compared with that of its foreign customers' currencies.  Foreign sales comprised 44 percent, 51 percent and 55 percent percent of revenues for the years ended March 31, 1998,
1997 and 1996, respectively.  Additionally, the Company is exposed to foreign currency transaction and translation losses which might result from adverse fluctuations in the values of the Hong Kong dollar and the renminbi.  At March 31, 1998, the Company had net liabilities of $598,000 subject to fluctuations in the value of the Hong Kong dollar and net assets of
$716,000 subject to fluctuations in the value of the renminbi.  Fluctuations in the value of the Hong Kong dollar have not been significant since October 17, 1983, when the Hong Kong government pegged the value of the Hong Kong dollar to that of the United States dollar.
However, there can be no assurance that the value of the Hong Kong dollar will continue to be tied to that of the United States dollar.  China adopted a floating currency system on January
1, 1994, unifying the market and official rates of foreign exchange.  China approved current account convertibility of the renminbi on July 1, 1996, followed by formal acceptance of the
International Monetary Fund's Articles of Agreement on December 1, 1996.  These regulations eliminated the requirement for prior government approval to buy foreign exchange for ordinary trade transactions, though approval is still required to repatriate equity or debt, including interest thereon.  As a result of these actions, the net inflow of capital into China and government steps to restrict credit for the purpose of controlling inflation, the value of the renminbi has been fairly stable, although inflation has persisted.  However, there can be no assurance that these currencies will remain stable or will fluctuate to the Company's benefit.
Though to date it has not, in order to manage its exposure to these risks, the company may in the future purchase currency exchange forward contracts, currency options or other derivative instruments, provided such instruments can be obtained at suitable prices.

At March 31, 1998, the Company employed 289 persons, compared with 235 persons at March 31,
1997: 46 employees in the United States (41 for 1997), 20 employees in Hong Kong (30 for 1997)
and 223 employees in China (164 for 1997).  Employees are not represented by collective bargaining.  The Company considers its global labor practices and employee relations to be good.


Item 2.     Properties

MSI's headquarters, United States sales office and distribution warehouse and certain design engineering facilities are located in a 19,000 square foot facility in Fairfield, New Jersey, under an operating lease expiring on June 30, 2000.  Additional design engineering, related to the Company's industrial pressure sensor products, is conducted in a 3,000 square foot facility in Newport News, Virginia under an operating lease expiring on November 30, 2001.

JL occupies a 23,000 square foot facility in Shenzhen, the Special Economic Zone in China's
Guangdong Province, under an operating lease expiring in February, 2000.  This location contains the Company's China facilities for production engineering, quality assurance and certain manufacturing operations.  Land in China is owned by the government, which may sell the right to use the land for a specified period of time.

ML occupies a 1,500 square foot facility in Tsimshatsui, in Hong Kong's New Territories, under an operating lease expiring in February, 2000.  This location contains the Company's Hong Kong sales office and facilities for sale and certain manufacturing support activities.

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


Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal quarter ended March
31, 1998.



PART II


Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock, no par value, is traded on the American Stock Exchange (ticker symbol MSS).  At June 24, 1998, the Company's transfer agent reported that there were 141 record holders of common shares, excluding beneficial owners whose shares are held in the names of various dealers and clearing agencies.  The Company does not know the number of beneficial holders of its common shares.

High and low sales prices for the last two fiscal years were:
     Fiscal Quarter Ended        High                    Low

June 30, 1996                    4.63                    3.81
September 30, 1996               4.19                    3.13
December 31, 1996                3.63                    2.50
March 31, 1997                   4.63                    2.75
June 30, 1997                    4.75                    3.63
September 30, 1997               4.50                    3.38
December 31, 1997                4.50                    3.69
March 31, 1998                   4.00                    3.25

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


Item 6.     Selected Financial Data

Years Ended March 31,           1998                1997                1996                1995                1994

Net sales                   $29,277,520         $25,004,499         $23,059,539         $17,038,659         $10,589,436

Results of operations:
    Income (loss) from
      continuing operations     776,863           1,174,844             987,031             333,856            (964,879)
    Cumulative effect of a
      new accounting
      principle  (1)                                                                                            (97,917)
                            -----------         -----------         -----------         -----------         ------------
    Net income (loss)           776,863           1,174,844             987,031             333,856          (1,062,796)

Net cash provided by (used in):
    Operating activities      1,722,427            (531,186)            880,325             416,952            (587,152)
    Investing activities     (1,036,085)           (756,892)           (828,602)           (443,770)           (360,942)
    Financing activities       (611,828)            768,000              (4,792)             22,000           1,295,569

Basic earnings (net loss) per common share: (3)
    Income (loss) from
      continuing operations        0.22                0.33                0.28                0.09               (0.28)
    Cumulative effect of a
      new accounting
      principle  (1)                                                                               (0.03)
                            -----------         -----------         -----------         -----------         ------------
    Net income (loss)              0.22                0.33                0.28                0.09               (0.31)

Diluted earning (net loss) per common share: (3)
    Income (loss) from
      continuing operations        0.21                0.33                0.27                0.09               (0.28)
    Cumulative effect of a
      new accounting principle  (1)                                                                               (0.03)
                            -----------         -----------         -----------         -----------         ------------
    Net income (loss)              0.21                0.33                0.27                0.09               (0.31)


Cash dividends declared per
  common share                     none                none                none                none                none

As of March 31,

Total assets                $10,217,291          $9,234,184          $6,919,566          $5,623,189          $3,775,109
Long-term debt, net of
  current maturities             21,000             778,000             none                none                none

(1)    Effect of adoption, on April 1, 1993, of Statement of Financial Accounting Standards No. 112,
       "Employers' Accounting for Postemployment Benefits."

(2)    Long-term obligations consist solely of borrowings under a revolving line of credit agreement extended by a bank.

(3)    All amounts have been recalculated to conform to the requirements of SFAS No. 128 "Earnings per Share"


Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
Operations


RESULTS OF OPERATIONS


The Company's revenues and profits increased year-over-year for both 1998 and 1997, with record sales achieved for 1998.  Net sales for 1998, 1997 and 1996 were $29,278,000,
$25,004,000 and $23,060,000, respectively.  Net income for 1998, 1997 and 1996 was $777,000
($0.21 per share diluted), $1,175,000 ($0.33 per share diluted) and $987,000 ($0.27 per share diluted) respectively.

Substantially all the revenue growth for these years was derived from new product introductions.  It is not practicable to determine the extent to which revenues from continuing products were affected by changes in prices or unit volumes for these years.  Each year includes increases in revenues in sales of consumer bath scales, the Company's principal product category, accounting for revenues of $18,224,000, $17,820,000, and $15,289,000 for
1998, 1997, and 1996, respectively.  The Company introduced a tempered glass platform scale employing its "Sensor Disc" (TM) technological advance in late 1995, and line extensions employing this technology were introduced thereafter.

Sales performance of other consumer products generally improved in 1998.  Sales of tire pressure gauges, which are affected by the timing of promotional sales campaigns, increased substantially in 1998 to $4,595,000 in 1998 compared with $1,792,000 and $2,258,000 for 1997 and 1996, respectively.  Kitchen and postal scales accounted for $2,606,000, $1,841,000, and
$2,314,000 of 1998, 1997, and 1996 sales, respectively.  The Company expanded the number of models in each category's line in 1998, which broadened the price ranges offered and included a "Sensor Disc" (TM) kitchen scale and various mechanical measurement products.

Sales of the Company's principal industrial product category, industrial pressure transducers, grew to $1,897,000 for 1998, compared with $1,218,000 for 1997 and $551,000 for 1996.  This is a relatively new product category for the Company, but one which the Company believes has significant potential.  The Company's strategy for this product category depends upon further investment, including potential acquisitions, to realize substantial growth.  In connection with the plan to expand the Company's industrial products, in May, 1998, it announced that it had signed a nonbinding letter of intent to acquire the Sensors Division of AMP Incorporated.
The letter of intent is subject to final due diligence and execution of a definitive contract.
The transaction is expected to close early during the second fiscal quarter ending September,
1998.  The Sensors Division, with unaudited calendar 1997 sales of approximately $8 million, is the leader in designing, manufacturing and marketing piezoelectric polymer sensors.  The sensors are marketed for industrial, consumer and instrumentation applications.

The Company continues to benefit from the expansion of its business with two principal consumer products customers.  Signature Brands USA, Inc. (formerly Health o meter Products,
Inc.), now owned by Sunbeam, a United States manufacturer and distributor of electric housewares, accounted for 18 percent of net sales for 1998 compared with 16 percent in 1997 and less than 10 percent in 1996. Korona Haushaltswaren GmbH, a German distributor of diversified housewares, accounted for 31 percent, 36 percent, and  32 percent of net sales for
1998, 1997, and 1996 , respectively.  Foreign customers accounted for approximately 44 percent, 51 percent, and 55 percent of revenues for 1998, 1997, and 1996, respectively.
Substantially all revenues are priced in United States dollars.  Accordingly, the Company's revenues may be affected by the performance of the United States dollar compared with that of its foreign customers' currencies.

Gross profit increased each year, and the gross profit percentage increased in 1998 versus
1997 after a decline in 1997 versus 1996.  Gross profit was $10,381,000 (35.5 percent of net sales) for 1998, $8,611,000 (34.4 percent of net sales) for 1997, and $8,098,000 (35.1 percent) for 1996. These changes in 1998 were affected primarily by increased volume, changes in product mix, and manufacturing cost reductions.  The percentage decline in 1997 versus 1996 was a result of  shifts in the product mix, which became increasingly weighted in favor of bath scales which yield lower gross profit margins than other consumer products.

Selling, general and administrative ("S,G&A") expenses increased in 1998 compared to 1997, which was  flat as compared to 1996.  These expenses were $7,420,000 (25.3 percent of net sales) for 1998, $5,983,000 (23.9 percent of net sales) for 1997, and $5,963,000 (25.9 percent) for 1996.  In 1998, S,G&A expenses increased from 1997 due to increased U.S. sales which carry higher freight and commission costs, expansion of the sales and marketing group
(primarily in the industrial area) and investments in infrastructure (both people and information technology related) to support the continued growth. From 1996 to 1997, variable
S,G&A expenses declined slightly as a percentage of net sales, benefiting from the concentration in the customer mix which resulted in proportionately lower costs for shipping and sales commissions.  Additionally, in 1997 versus 1996, provision for estimated product warranty obligations declined, as a percentage of net sales, as the Company revised its estimate reflect its more recent warranty claims experience, which benefited from product quality improvements.  JL has received certification of its conformity with the ISO 9002
Quality System Standard.  The estimate of product warranty obligations is particularly susceptible to changes in the near term based on introductions of new products, product quality improvements and changes in end user behavior.  Consumer products are marketed under warranties to end users of up to ten years.

Total fixed S,G&A expenses remained flat from 1996 to 1997.  During 1997,  S,G&A expenses contained substantial increases in advertising and promotion expenses, particularly for packaging and sales literature developed for new consumer product offerings, and for marketing of the industrial product segment.  These expenses remained significant, since new product introductions are key to the Company's growth plans.  These increases were offset by a lower provision for estimated bonus awards for 1997.  Further increases to the staff and further capital expenditures are likely as the Company grows.

The provision for doubtful accounts was $93,000 in 1998 and $74,000 in 1997, after being low in 1996. Write-off's in 1998 and 1997 were in connection with two former customer's bankruptcy.  To limit credit risk, the Company evaluates the financial condition of customers to whom credit is extended.  The Company generally does not require customers to furnish collateral, though certain foreign customers furnish letters of credit.

Research and development expenses were $1,964,000 (6.7 percent of net sales) for 1998,
$1,746,000     (7.0 percent of net sales) for 1997, and  $1,238,000 (5.4 percent) for 1996.
The Company's revenue growth is likely to continue to rely on, expansion of its product lines.
Accordingly, research and development expenses will continue to be significant, although, it is anticipated these expenses as a percentage of net sales will continue to decline.  The
Company established a transducer engineering center in Virginia to develop industrial pressure control products.  Increased engineering resources were used to develop innovative designs and new technologies to expand the number of product offerings, improve products' performance, appeal and profitability.  A significant innovation was the development of the "Sensor Disc"
(TM) technology, introduced in the Company's tempered glass bath scale and more recent line extensions.  In 1998, the Company launched further line extensions and developed a lower cost
"frame" scale incorporating "Sensor Disc" (TM) technology in a one-piece frame.  The initial customer reaction to this product has been favorable, and the Company expects that its "frame"
scale will result in a lower cost product with a shorter production cycle time.  The Company also plans to develop a new ASIC to reduce the cost in substantially all products.

In 1998, the Company's effective tax rate was 11.6% primarily as a result of lower effective tax rates on foreign earnings as well as a $47,000 reduction in the valuation reserve related to the alternative minimum tax credit carryforward.  For 1997 and 1996, the Company reported substantial reductions of income tax expense, which mainly reflect reductions in the previously-established valuation allowance for deferred tax assets.  These reductions were based on management's annual assessments of the extent to which the benefits of unused net operating loss carryforwards and alternative minimum tax credit carryforwards were more likely than not to be realized.  At March 31, 1998, the Company's unused federal net operating loss carryforward approximated $670,000.  While substantially all deferred tax benefits at March
31, 1998 are expected to be realized, the amounts realizable could be reduced in the near term if future taxable income is lower than estimated or if there are differences in the timing or amount of future reversals of taxable temporary differences.  Additionally, provisions of the
Tax Reform Act of 1986 may limit the carryforward's future use.  The use of loss carryforwards for 1998, 1997, and 1996  resulted in tax benefits of $69,000, $73,000, and  $233,000, respectively.

The income tax credits also reflect lower rates of tax in the jurisdictions in which the
Subsidiaries operate.  Deferred income taxes are not provided on the Subsidiaries'
undistributed earnings, which approximated $808,000 at March 31, 1998, because those earnings are expected to be permanently reinvested.  Distribution, in the form of dividends or otherwise, would subject the Subsidiaries' earnings to United States income taxes, subject to an adjustment for foreign tax credits.  Determination of the amount of unrecognized deferred
United States income tax liability is not practicable because of the complexities associated with its hypothetical calculation.  Pursuant to current Chinese tax policies, JL qualifies for a special state corporate tax rate of 15 percent.  However, because JL has agreed to operate in China for a minimum of ten years, a full tax holiday (which  expired on March 31, 1998) was available for two years, , and a 50 percent tax rate reduction to 7.5 percent is available through March 31, 2001.  After the expiration of the tax holiday, JL is expected to qualify for a reduction of the tax rate to 10 percent, provided it exports a minimum of 70 percent of its production.  The Hong Kong corporate tax rate, at which ML's earnings are taxed, is 16.5 percent.  The continuation of favorable tax rates in China and Hong Kong cannot be assured.

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per
Share," which requires presentation of basic and diluted per share information and eliminates the modified treasury stock method of computing potentially dilutive common shares.  Prior year accounts have been restated to reflect this change. Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, warrants and convertible securities less the shares that may be repurchased with the funds received from their exercise.

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

During 1998, the Company significantly reduced the workforce in Hong Kong and converted the operation from a manufacturing and engineering entity to one focused on sales, marketing and control of subcontractors.  Sovereignty over Hong Kong  reverted to China on July 1, 1997.
The 1984 Sino-British Joint Declaration, the 1990 Basic Law of Hong Kong, the 1992 United
States-Hong Kong Policy Act and other agreements provide some indication of the business climate the Company believes will exist in Hong Kong in the future. Hong Kong became a Special
Administrative Region ("SAR") of China, with certain autonomies relating to international trade, intellectual and other property rights, foreign currency exchange and taxation.
Notwithstanding the provisions of these international agreements, the continued stability of political, legal, economic or other conditions in Hong Kong cannot be assured.

The Company's costs and expenses are priced in United States dollars, Hong Kong dollars and
Chinese renminbi.  Accordingly, the Company is exposed to foreign currency transaction and translation losses which might result from adverse fluctuations in the values of the Hong Kong dollar and the renminbi.  At March 31, 1998, the Company had net liabilities of $514,000 subject to fluctuations in the value of the Hong Kong dollar and net assets of $294,000 subject to fluctuations in the value of the renminbi.  Past fluctuations in the values of these foreign currencies have not had a material effect on the Company's business.  However, there can be no assurance that these currencies will remain stable or will fluctuate to the
Company's benefit.  To manage its exposure to these risks, the Company may, though to date it has not, purchase currency exchange forward contracts, currency options or other derivative instruments, provided such instruments can be obtained at suitable prices.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company continued to have adequate resources for its financing requirements, which have been concentrated in the working capital needs of its operations, including significant research and development, as well as capital expenditures.  For 1998, cash increased by
$64,000, as operating activities generated $1,722,000 and investing activities used
$1,036,000.  Financing activities, principally borrowings under the Company's bank line of credit, net of repayments, and proceeds form exercise of stock options,  used $612,000 for that year.  For 1997, cash declined by $532,000 primarily to finance increased working capital and capital expenditures.

The Company's working capital needs were flat in 1998, reflecting considerable growth in the volume of business offset by faster receivable collections and inventory control programs.
Backlog approximated $4,422,000 at March 31, 1998, compared with $5,500,000 a year earlier.
The dollar amount of backlog orders is not necessarily indicative of the results that may be expected for an ensuing fiscal period.  Orders for consumer products are characterized by short lead times and, accordingly, revenues and backlog will continue to fluctuate.
Additionally, as a result of timing of customer orders, the Company expects sales to decline in the first quarter of Fiscal 1999.

Capital expenditures for 1998 continued to be driven mainly by new product introductions and technologies as well as investments in computer hardware and software.  Production equipment was installed at MSI's engineering center in Virginia and at JL, to expand their capabilities for development and production of industrial pressure transducers and consumer product subassemblies.  JL also further improved its leasehold.  The growth of consumer product line extensions resulted in additional spending, in Hong Kong, on new product tooling.  MSI and JL purchased computer hardware and software to improve engineering and office productivity.  The
Company expects such capital spending to continue, in line with expansions of its product lines and staff size.  Additionally, the future success of the Company's industrial products segment could necessitate significantly larger expenditures for production equipment, especially in China.  There were no material commitments for capital expenditures at March 31,
1998.

During the year, the Company financed its requirements with accounts payable and bank borrowings.  RDL, the Company's principal supplier, assembles substantially all the Company's consumer products.  While the Company furnishes RDL with the proprietary subassemblies required in its products, RDL purchases many other components from third parties on the
Company's behalf, reducing the Company's need to finance certain raw materials through their conversion to finished inventories.  RDL is not required to maintain capacity available for the Company's benefit, nor is the Company obligated to make minimum payments to RDL.

On December 19, 1997 the Company amended its revolving  line of credit agreement to increase the maximum borrowings to $3.3 million.  The line, extended by a United States bank, requires advances to be repaid by September 30, 1999, the date of the agreement's expiration, and is collateralized by a senior security interest in substantially all assets.  Borrowings bear interest at 0.125 percent above the bank's prime rate (aggregating 8.625 percent at March 31,
1998) or at 2.25 percent above London interbank offered rates for certain maturities, at the
Company's option.  The agreement requires the Company to maintain certain levels of working capital and net worth, limits the Company's capital expenditures and advances to its
Subsidiaries and requires the bank's consent for the payment of dividends.  Additionally, the agreement requires payment of a non-usage fee.

In May, 1998, the Company announced it had signed a nonbinding letter of intent to acquire the
Sensors Division of AMP Incorporated.  The letter of intent is subject to final due diligence and execution of a definitive contract.  The transaction is expected to close early during the second fiscal quarter ending September, 1998.  The acquisition is expected to be financed with debt raised as an extension of the Company's existing banking relationship.

From time to time, export letters of credit received from foreign customers are discounted, with recourse, with ML's banks in Hong Kong. At March 31, 1998, ML was not contingently liable for any under discounted letters of credit pending collection by the banks.

Significant expansion of the Company's operations may require additional resources.  The
Company believes that suitable resources for expansion of its working capital requirements would be available, though no assurance can be given.  Additionally, if the Company were to pursue potential acquisitions, it would likely require other forms of financing.

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

At present, there are no material restrictions on ML's ability to transfer funds to MSI in the form of cash dividends, loans, advances or purchases of materials, products or services.  JL's distribution and repatriation of dividends to ML or MSI are restricted by Chinese laws and regulations, including currency exchange controls.  At March 31, 1998, JL's restricted net assets approximated $1,589,000.

In June, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial
Accounting Standards No. 130 (FAS 130), "Comprehensive Income," which requires  companies to present comprehensive income.  Comprehensive income consists of net income or loss for the current  period and other comprehensive income - income, expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity.  The
Statement (which is effective for fiscal years beginning after December 15, 1997) is not expected to have a material impact.  Also, in June, 1997, the FASB issued Statement of
Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information." FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major operations.
Adoption of FAS 131, which is effective for fiscal periods beginning after December 15, 1997, is not expected to require additional material disclosures.


The Year 2000 Issue

The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue.  The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year.  Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.  This could result in a major system failure or miscalculations.  The Company believes that, with conversion to new software for certain applications, the Year 2000 problem will not pose significant operational problems for the Company's computer systems.  The cost of these new systems is not material.  However, if such conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.  Also, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems or operations.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of The Private Securities
Litigation Reform Act of 1995.  The statements are made a number of times throughout the document and may be identified by forward-looking terminology as "expect," "believe," "may,"
"will," "intend" or similar statements or variations of such terms. Such forward looking statements involve certain risks and uncertainties including conditions in the general economy and in the markets served by the company; competitive factors, such as price pressures and the potential emergence of rival technologies; interruptions of suppliers' operations affecting availability of component materials at reasonable prices; timely development and market acceptance of new products; success in identifying, financing and integrating acquisition candidates; changes in product mix, costs and yields, fluctuations in foreign currency exchange rates; uncertainties related to doing business in Hong Kong and China.  These and other factors may cause actual results to differ materially from such forward-looking statements included in this report. The Company assumes no obligation for updating  any such forward-looking statements.


Item 8.     Financial Statements and Supplementary Data

The financial statements and supplementary data, together with the report thereon by the
Company's Independent Certified Public Accountants, are listed below in Item 14.  Exhibits,
Financial Statement Schedules and Reports on Form 8-K.


Item 9.     Changes in and disagreements with Accountants on Accounting and Financial
Disclosure

None



PART III


Item 10.     Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the information under the caption "Management" contained in the Company's definitive Proxy Statement which will be filed on or before August 29, 1998 with the Securities and Exchange Commission in connection with Registrant's 1998 annual meeting of stockholders.


Item 11.     Executive Compensation

The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" contained in the Company's definitive Proxy Statement which will be filed on or before August 29, 1998 with the Securities and Exchange Commission in connection with Registrant's 1998 annual meeting of stockholders.


Item 12.     Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from the information under the caption "Security ownership of Certain Beneficial Owners and Management" contained in the
Company's definitive Proxy Statement which will be filed on or before August 29, 1998 with the
Securities and Exchange Commission in connection with Registrant's 1998 annual meeting of stockholders.


Item 13.     Certain Relationships and Related  Transactions

The information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" contained in the Company's definitive Proxy Statement which will be filed on or before August 29, 1998 with the
Securities and Exchange Commission in connection with Registrant's 1998 annual meeting of stockholders.



PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated balance sheets of Measurement Specialties, Inc.
and Subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended
March 31, 1998. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Measurement Specialties, Inc. and
Subsidiaries as of March 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31,
1998, in conformity with generally accepted accounting principles.

We have also audited Schedule II for each of the years ended March 31, 1998, 1997, and 1996.
In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Parsippany, New Jersey
June 18, 1998


CONSOLIDATED BALANCE SHEETS

ASSETS
                                            March 31,           March 31,
                                              1998                1997

Current assets:
  Cash and cash equivalents                 $302,969            $238,787
  Accounts receivable, trade, net of
    allowance for doubtful accounts
    of $130,000 (1998) and $32,000 (1997)  3,123,636           2,811,756
  Inventories                              3,815,024           3,675,870
  Deferred income taxes                      213,174             159,190
  Prepaid expenses and other current
    assets                                   173,594             239,566
                                           ---------           ---------
    Total current assets                   7,628,397           7,125,169

Property and equipment                     3,934,428           3,030,387
  Less accumulated depreciation and
    amortization                           2,171,422           1,643,976
                                           ---------           ---------
                                           1,763,006           1,386,411

Other assets:
  Intangible assets, net of accumulated
    amortization of $165,000 (1998) and
    $101,000 (1997)                          154,579             108,316
  Deferred income taxes                      372,184             385,071
  Other assets                               299,125             229,217
                                           ---------           ---------
                                             825,888             722,604
                                           ---------           ---------
                                           ---------           ---------
                                         $10,217,291          $9,234,184

See notes to consolidated financial statements.


LIABILITIES AND SHAREHOLDERS' EQUITY
                                           March 31,           March 31,
                                             1998                1997
Current liabilities:
  Accounts payable                       $ 3,122,686          $2,319,840
  Customers' advances                          4,674             194,143
  Accrued payroll and fringe benefits        383,953             337,787
  Current portion of product warranty
    obligations                              260,933             218,000
  Income taxes payable                        63,032                 641
  Deferred income taxes                            0              10,953
  Accrued expenses and other current
    liabilities                              457,586             339,285
                                           ---------           ---------
    Total current liabilities              4,292,864           3,420,649

Other liabilities:
  Borrowings under bank line of credit
    agreement                                 21,000             778,000
  Product warranty obligations, net of
    current portion                          211,530             278,000
  Other liabilities, including deferred
    income taxes                             112,074             114,195
                                           ---------           ---------
                                             344,604           1,170,195

                                           ---------           ---------
    Total liabilities                      4,637,468           4,590,844


Commitments and contingencies


Shareholders' equity
  Serial preferred stock; 221,756 shares
    authorized; none outstanding
  Common stock, no par; 20,000,000 shares
    authorized; shares issued and
    outstanding: 3,582,287(1998) and
    3,531,987 (1997)                       5,501,931           5,384,950
  Additional paid-in capital                  75,332              47,141
  Retained earnings (accumulated deficit)      3,754            (773,109)
  Currency translation and other
    adjustments                               (1,194)            (15,642)
                                           ---------           ---------
    Total shareholders' equity             5,579,823           4,643,340
                                           ---------           ---------
                                           ---------           ---------
                                         $10,217,291          $9,234,184

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          For the year ended March 31,
                                                 1998                1997                1996

Net sales                                    $29,277,520         $25,004,499         $23,059,539
Cost of goods sold                            18,896,081          16,393,526          14,961,506
                                             -----------         -----------         -----------
  Gross profit                                10,381,439           8,610,973           8,098,033

Other expenses (income):
  Selling, general and administrative          7,420,112           5,983,449           5,962,776
  Provision for doubtful accounts                 92,870              73,639              18,010
  Research and development, net of customer
    funding of $15,000 for 1998, $54,000 for
    1997 and $95,000 for 1996                  1,963,952           1,746,293           1,237,596
  Interest expense                                80,083              19,292              19,153
  Interest and other income                      (54,441)            (36,199)            (41,552)
                                             -----------         -----------         -----------
                                               9,502,576           7,786,474           7,195,983

Income before income taxes                       878,863             824,499             902,050
Income tax provision (benefit)                   102,000            (350,345)            (84,981)
                                             -----------         -----------         -----------
Net income                                      $776,863          $1,174,844            $987,031


Earnings per common share
     Basic                                         $0.22               $0.33               $0.28
     Diluted                                       $0.21               $0.33               $0.27

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended March 31, 1998,  1997 and 1996
                                                                                            Currency
                                                   Additional                              translation
                                  Common             paid-in                                and other
                                   stock             capital             Deficit           adjustments          Total

Balance, April 1, 1995          $5,337,200           $25,000           ($2,934,984)          $4,896           $2,432,112


13,500 common shares issued
  upon exercise of warrants         47,750                                                                        47,750

Net income for the year ended
  March 31, 1996                                                           987,031                               987,031

Currency translation adjustment
  and unrealized holding gains
  and losses on available-for-
  sale marketable securities                                                                 (7,504)              (7,504)
                                ----------           -------           ------------          -------          -----------
Balance, March 31, 1996          5,384,950            25,000            (1,947,953)          (2,608)           3,459,389

Fair value of nonemployee common
  stock purchase warrants and
  nonemployee options issued
  for services                                        22,141                                                      22,141

Net income for the year ended
  March 31, 1997                                                         1,174,844                             1,174,844

Currency translation adjustment
  and unrealized holding gains
  and losses on available-for-
  sale marketable securities                                                                (13,034)             (13,034)
                                ----------           -------           ------------          -------          -----------
Balance, March 31, 1997          5,384,950            47,141              (773,109)         (15,642)           4,643,340

50,900 common shares issued upon
  exercise of options              116,981            28,191                                                     145,172

Net income for the year ended
  March 31, 1998                                                           776,863                               776,863

Currency translation adjustment                                                               14,448              14,448
                                 ----------           -------           ------------          -------          -----------
Balance, March 31, 1998          $5,501,931           $75,332                 $3,754         ($1,194)          $5,579,823

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                              For the year ended March 31,
                                                                     1998                 1997               1996

Cash flows from operating activities:

  Net income                                                       $776,863           $1,174,844           $987,031
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Depreciation and amortization of property and equipment       530,120              343,836            368,496
      Amortization of intangible assets                              63,951               70,636             57,596
      Provision for doubtful accounts                                92,870               73,639             18,010
      Deferred income taxes                                         (16,691)            (344,690)          (161,137)
      Fair value of nonemployee common stock purchase warrants
        and nonemployee options issued for services                     -                 22,141                -
      Other adjustments                                              (4,876)              8,972              10,716
      Net changes in operating assets and liabilities:
        Accounts receivable, trade                                 (404,750)            (868,491)          (481,038)
        Inventories                                                (139,154)          (1,175,392)          (221,776)
        Prepaid expenses and other current assets                    65,972              (74,300)           (19,844)
        Other assets                                                (69,908)             (98,321)            67,894
        Accounts payable                                            802,846            1,286,882           (370,465)
        Income taxes payable                                         62,391              (73,873)            78,654
        Severance benefit payable to former officer                     -               (194,833)               -
        Accrued expenses and other current liabilities              118,301             (669,385)           658,315
        Other liabilities                                          (155,508)             (12,851)            82,706
                                                                  ---------            ----------          --------
    Net cash provided by (used in) operating activities           1,722,427             (531,186)           880,325

Cash flows from investing activities:

  Purchases of property and equipment                              (907,831)            (658,754)          (802,345)
  Purchases of intangible assets                                   (128,254)             (98,138)           (26,257)
                                                                  ---------            ----------          --------
    Net cash used in investing activities                        (1,036,085)            (756,892)          (828,602)

Cash flows from financing activities:

  Borrowings under bank line of credit agreement                 12,669,000            6,026,360            979,661
  Repayments under bank line of credit agreement                (13,426,000)          (5,248,360)          (979,661)
  Payment of deferred financing costs                                   -                (10,000)           (52,542)
  Proceeds from exercise of options and warrants                    145,172                  -               47,750
                                                                  ---------            ----------          --------
    Net cash provided by (used in) financing activities            (611,828)             768,000             (4,792)

Effect of exchange rate changes on cash and cash equivalents        (10,332)             (12,151)           (13,724)

Net change in cash and cash equivalents                              64,182             (532,229)            33,207
Cash and cash equivalents, beginning of year                        238,787              771,016            737,809
                                                                  ---------            ----------          --------
Cash and cash equivalents, end of year                             $302,969             $238,787           $771,016

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of significant accounting policies and description of business:

Description of business:
Measurement Specialties, Inc. ("MSI") designs, develops, produces and sells low cost electronic products which measure and display distance, motion, force, pressure and temperature.  Substantially all revenues for 1998, 1997 and 1996 were derived from sales of consumer products, mainly bathroom scales, marketed in North America, Europe and Asia.

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


Use of estimates:
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts assets and liabilities and the disclosure of the contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from those estimates.


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

Intangible assets
The estimated amortization periods for intangible assets is 3 to 5 years.

Whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, management assesses the recoverability of the asset. It is possible that the actual cash flows that result will be insufficient to recover the carrying amount of certain of these intangibles. No impairment loss was required for 1998 and 1997.

Research and development:
Research and development expenditures are expensed as incurred.  Customer funding is recognized as earned.

Advertising:
Advertising expenditures are expensed as incurred.

Reclassifications:
Certain reclassifications have been made to prior year financial statements to conform to current presentation.


2. Impact of recently issued accounting standard:

In June, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial
Accounting Standards No. 130 (FAS 130), "Comprehensive Income," which requires  companies to present comprehensive income.  Comprehensive income consists of net income or loss for the current  period and other comprehensive income - income, expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity.  The
Statement (which is effective for fiscal years beginning after December 15, 1997) is not expected to have a material impact.  Also, in June, 1997, the FASB issued Statement of
Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information." FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major operations.
Adoption of FAS 131, which is effective for fiscal periods beginning after December 15, 1997, is not expected to require additional material disclosures.


3.  Inventories:
Inventories are summarized as follows:
                       1998         1997
Raw materials       $ 730,985     $584,970
Work-in-process       475,052      734,010
Finished goods      2,608,987    2,356,890
                   ----------   ----------
                   $3,815,024   $3,675,870



4.  Property and equipment:
Property and equipment  are summarized as follows:

                                        1998              1997
Production machinery and equipment  $ 1,408,919       $ 1,295,930
Tooling costs                         1,244,076           973,384
Furniture and equipment                 919,217           539,637
Leasehold improvements                  362,216           221,436
                                    -----------       -----------
                                    $ 3,934,428       $ 3,030,387



5.  Borrowings under bank line of credit agreement:

At March 31, 1998, $21,000 was outstanding under a $3.3 million revolving line of credit agreement, extended by a domestic bank.  Advances are payable by September 30, 1999, the date of the agreement's expiration, and collateralized by a senior security interest in substantially all assets.  Borrowings bear interest at 0.125 percent above the bank's prime rate (aggregating 8.625 percent at March 31, 1998) or at 2.25 percent above London interbank offered rates for certain maturities, at the Company's option.  The agreement requires the
Company to maintain certain levels of working capital and net worth, limits the Company's capital expenditures and advances to its Subsidiaries and requires the bank's consent for the payment of dividends.  Additionally, the agreement requires payment of a non-usage fee.  The carrying amount of outstanding indebtedness approximates its fair value because, in the opinion of management, the borrowing rate approximates market.


6.  Shareholders' equity:

The Company is authorized to issue 21,200,000 shares of capital stock, of which 221,756 shares have been designated as serial preferred stock and 20,000,000 shares have been designated as common stock.  The Board of Directors (the "Board") has not designated 978,244 authorized shares.

JL is subject to certain China government regulations, including currency exchange controls, which limit cash dividends and loans to ML and MSI.  At March 31, 1998, JL's restricted net assets approximated $294,000.


7.  Common stock purchase warrants:
                                    Number of       Average price per share
                                     shares        exercise           market

Outstanding at March 31, 1995        331,000        $4.95             $4.63
Exercised                           (  8,500)        4.00              5.05
Outstanding at March 31, 1996        322,500         4.97              4.00
Expired                             (119,500)        6.63              N/A
Outstanding at March 31, 1997        203,000         4.00              3.69
Expired                             (203,000)        4.00              3.69
Outstanding at March 31, 1998           -              -                 -

As of March 31, 1998 there were no common stock purchase warrants outstanding.


8.  Stock option plans:

Options to purchase up to 914,100 common shares may be granted under MSI's 1995 Stock Option
Plan and its predecessor plan (the "1995 Plan"), until its expiration on September 8, 2005.
Shares issuable under 1995 Plan grants which expire or otherwise terminate without being exercised become available for later issuance. The aggregate numbers of shares available for grants of options under the plans were 65,500  at March 31, 1998, 196,000 at March 31, 1997 and 251,000 at March 31, 1996.

Options generally vest over service periods of up to five years and expire no later than ten years from the date of grant.  Options may, but need not, qualify as "incentive stock options"
under section 422 of the Internal Revenue Code.  Tax benefits are recognized upon nonqualified exercises and disqualifying dispositions of shares acquired by qualified exercises.  There were no changes in the exercise prices of outstanding options, through cancellation and reissuance or otherwise, for 1998, 1997, or 1996.

                            Number of shares            Average price per share
                      outstanding    exercisable        exercise         market

March 31, 1995          460,000        290,000           $ 3.30          $ 3.22
Granted at market       284,000                            4.80            4.80
Granted above market     15,000                            5.64            5.13
Exercised              (  5,000)                           2.75            4.25
Expired                (  5,000)                           4.88            N/A
March 31, 1996          749,000        338,000             3.91            3.85
Granted at market        50,000                            3.79            3.79
Forfeited              ( 25,000)                           3.88            N/A
March 31, 1997          774,000        495,000             3.89            3.87
Granted at market       135,500                            3.80            3.80
Forfeited              ( 10,000)                           4.44            N/A
Exercised              ( 50,900)                           2.30            4.20
March 31, 1998          848,600        527,100             3.97            3.94


Summarized information about stock options outstanding at March 31, 1998 follows:
 Number of underlying shares      Exercise             Average exercise price            Average remaining
outstanding       exercisable    price range        outstanding     exercisable      contractual life (years)
391,600             295,600     $2.69 - $3.50         $3.09           $2.96                     3.5
352,000             147,500      3.63 -  4.88          4.47            4.54                     5.2
 65,000              44,000      5.00 -  5.64          5.18            5.26                     4.6
 40,000              40,000      6.19 -  6.19          6.19            6.19                     0.5
-------             -------
848,600             527,100

The Company accounts for transactions in which employees receive equity instruments of the employer using the intrinsic value based method.  Accordingly, no compensation cost has been recognized for employee stock option grants.  Had the Company adopted the fair value based method for employee stock option grants on April 1, 1995, the Company's net income for 1998,
1997 and 1996 would have been reduced to $670,393 ($0.18 per share diluted), $1,136,621 ($0.31 per share diluted) and $830,875 ($0.22 per share diluted), respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model (single grant assumption with straight-line amortization) with the following weighted average assumptions:
                               1998         1997         1996
Expected volatility             58%          41%          41%
Risk free interest             5.8%         6.3%         6.3%
Dividend yield                  -            -            -
Expected life years             5            5            5


9.  Defined contribution plan:

MSI has a defined contribution plan under section 401(k) of the Internal Revenue Code.
Substantially all its employees are eligible to participate after completing three months of service.  Participants may elect to contribute a portion of their compensation to the plan.
MSI matches a portion of participants' contributions and, at the discretion of the Board, may make profit sharing contributions.  Matching participants' contributions cost $ 49,000 for
1998, $39,000 for 1997 and  $15,000 for 1996.  No profit sharing contributions were made for
1998, 1997 or 1996.


10.  Foreign operations:

At March 31, 1998, the Subsidiaries' total assets aggregated $4,088,000, of which $2,608,000 were in Hong Kong and $1,480,000 were in China.  The Company is potentially subject to the risks of foreign currency transaction and translation losses which might result from fluctuations in the values of the Hong Kong dollar and the Chinese renminbi.  At March 31,
1998, the Subsidiaries had net liabilities of $514,000 subject to fluctuation in the value of the Hong Kong dollar and net assets of $294,000 subject to fluctuation in the value of the
Chinese renminbi.

The Subsidiaries' operations reflect intercompany transfers of costs and expenses, including interest on intercompany trade receivables, at amounts established by the Company.
                                      1998             1997             1996
Subsidiaries' net sales:
  To unaffiliated customers       $20,213,000      $16,640,000      $14,829,000
  To consolidated affiliates        3,304,000        4,245,000          921,000
Subsidiaries' net income              809,000          562,000          207,000


11.  Foreign and major customers:

A United States manufacturer and distributor of electric housewares accounted for 18 percent and 16 percent of net sales for 1998 and 1997, respectively.  A German distributor of diversified housewares accounted for 31 percent, 36 percent and 32 percent of net sales for
1998, 1997 and 1996, respectively.  The percentages of net sales derived from all foreign customers for those years were:
                   1998     1997     1996
German              36%      39%      36%
Other Europe         6        9       14
Other                2        3        5
                   ----     ----     ----
                    44%      51%      55%

Substantially all the Company's revenues are priced in United States dollars.


12.  Income taxes:
Earnings (loss) before income taxes were:
                        1998            1997              1996
Domestic           $ (30,222)      $ 259,140         $ 601,517
Foreign              909,085         565,359           300,533
                   ---------       ---------         ---------
                   $ 878,863       $ 824,499         $ 902,050

The income tax provision (benefit) consisted of:
                           1998           1997           1996
Current Federal          $20,000         $2,897         $1,036
 Foreign                  97,691        (10,601)        78,025
 State                     1,000            691            137
Total current            118,691         (7,013)        79,198
Deferred:
 Federal                 (19,795)      (307,418)      (155,000)
 Foreign                  (4,666)        13,496         15,821
 State                     7,770        (49,410)       (25,000)
Total deferred           (16,691)      (343,332)      (164,179)
                       ----------     ----------      ---------
                       $ 102,000     ($ 350,345)     ($ 84,981)

Differences between the federal statutory income tax rate and the effective tax rates in those years were:

                                     1998              1997                1996
Statutory tax rate                   34.0 %            34.0 %              34.0 %
Reduction in valuation allowance
  for deferred tax assets           ( 5.4)            (65.3)              (20.0)
Lower tax on foreign earnings       (23.6)            (15.6)              (12.3)
Operating loss carryforwards          -               ( 8.9)              (25.8)
Other                                 6.6              13.3                14.7
                                    -------            --------            --------
                                     11.6 %           (42.5 %)            ( 9.4 %)

Income taxes for 1998, 1997 and 1996 reflect reductions in the valuation allowance for deferred taxes of $47,000, $539,000 and $180,000, respectively.  These reductions, reflected in operating results for the quarters ended March 31, 1998, 1997 and 1996, respectively, were based on management's annual assessments of the extent to which the benefits of federal net operating loss carryforwards and, in 1998, the amount for alternative minimum tax credit carryforward were more likely than not to be realized.  The amounts realizable, however, could be reduced in the near term if future taxable income is lower than estimated or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.


At March 31, 1998, the Company had a net operating loss carryforward for income tax reporting purposes of $670,000 (principally expiring on March 31, 2009) available to reduce future domestic taxable income. Use of this carryforward may be limited by provisions of the Tax
Reform Act of 1986.

Income taxes for 1997 reflect federal tax benefits of $69,000 from the use of net operating loss carryforwards of $204,000.  Income taxes for 1996 reflect federal and Hong Kong tax benefits of $201,000 and $32,000, respectively, from the use of net operating loss carryforwards aggregating $785,000.  Income taxes for 1995 reflect federal and Hong Kong tax benefits of $99,000 and $5,000, respectively, from the use of net operating loss carryforwards aggregating $319,000.

Deferred income taxes are not provided on the Subsidiaries' undistributed earnings, which approximated $808,000 at March 31, 1998.  Because those earnings are expected to be permanently reinvested, no provision for federal and state income taxes on those earnings was provided.  Upon distribution of those earnings in the form of dividends or otherwise, the
Company would be subject to United States income taxes, subject to an adjustment for foreign tax credits.  Determination of the amount of unrecognized deferred United States income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Pursuant to current Chinese tax policies, JL qualifies for a special state corporate tax rate of 15 percent.  Additionally, because JL has agreed to operate in China for a minimum of ten years, a full tax holiday (which expired on March 31, 1998) is available for two years, beginning with JL's first profit-making year, and a 50 percent tax rate reduction to 7.5 percent (expected to expire on March 31, 2001) is available for the three years thereafter.
After the expiration of the tax holiday, JL is expected to qualify for a reduction of the tax rate to 10 percent, provided it exports a minimum of 70 percent of its production.
Furthermore, if JL's profits are reinvested in qualified activities in China for a minimum of five years, it may obtain a rebate of 40 percent of the taxes paid on the reinvested profits.
Although JL's undistributed earnings are expected to be permanently reinvested, the Company does not intend to recognize the potential rebate until it is realized.  The Hong Kong corporate tax rate, at which ML's earnings are taxed, is 16.5 percent.

The estimated tax effects of temporary differences and carryforwards were:
                                       1998              1997

Deferred tax assets:
Accrued expenses and other
current liabilities                 $  121,708       $   108,140
Net operating loss carryforwards       271,413           380,039
Other, net                             192,237            56,082
                                    ----------       -----------
Total deferred tax assets              585,358           544,261


Deferred tax liabilities:
Depreciation and amortization of
property and equipment             ($   61,326)     ($    35,322)
Other, net                                   0            (  268)
                                    ----------       -----------
Total deferred tax liabilities    ($    61,326)     ($    35,590)


Net current deferred tax assets aggregated $213,174 and $159,190 at March 31, 1998 and 1997, respectively.  Net noncurrent deferred tax assets aggregated $372,184 and $385,071, at March
31, 1998 and 1997, respectively.  Current deferred tax liabilities aggregated $0 at March 31,
1998 and $10,953 at  March 31, 1997.  Noncurrent deferred tax liabilities aggregated $61,326 and $24,637 at March 31, 1998 and 1997, respectively.


13.  Per share information:

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per
Share," which requires presentation of basic and diluted per share information and eliminates the modified treasury stock method of computing potentially dilutive common shares.  Prior year accounts have been restated to reflect this change. Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, warrants and convertible securities less the shares that may be repurchased with the funds received from their exercise.  The modified treasury stock method, pursuant to which the Company previously computed potentially dilutive common shares, had assumed investment of a portion of the exercise proceeds.

The weighted average options to purchase common stock of 405,899, 582,192 and 73,992 were outstanding as of March 31, 1998, 1997 and 1996 respectively, but were not included in the computation of diluted earnings per share since the options exercise price was greater than the average market price of the common shares creating an antidilutive effect.

The following is a reconciliation of the numerators and denominators of basic and diluted EPS computations:
                                    Income            Shares            Per Share
                                  (Numerator)      (Denominator)         Amount
March 31, 1998
Basic per share information      $   776,863         3,561,001           $0.22
Effect of dilutive securities                           88,309
Diluted per share information$       776,863         3,649,310           $0.21

March 31, 1997
Basic per share information       $1,174,884         3,531,987           $0.33
Effect of dilutive securities                           76,775
Diluted per share information     $1,174,884         3,608,762           $0.33

March 31, 1996
Basic per share information      $   987,031         3,531,987           $0.28
Effect of dilutive securities                          192,001
Diluted per share information    $   987,031         3,723,988           $0.27


14.  Supplemental disclosures of cash flow information:

For 1998, payments of interest expense were $ 76,000 and payments of income taxes approximated
$35,000.   For 1997, payments of interest expense approximated $11,000 and payments of income taxes approximated $105,000.  For 1996, payments of interest expense approximated $19,000 and payments of income taxes approximated $14,000.

15.  Commitments and contingencies:

The Company leases certain property and equipment under noncancellable operating leases expiring on various dates through November, 2001.  Rent expense, including real estate taxes, insurance and maintenance expenses associated with net operating leases, approximated $350,000 for 1998, $282,000 for 1997 and $375,000 for 1996.  At March 31, 1998, total minimum rentals under operating leases with initial or remaining noncancellable lease terms of more than one year were:
Year ending March 31,
      1999                $292,000
      2000                 286,000
      2001                 133,000
      2002                  20,000


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


16.  Financial instruments with concentrations of credit risk or off-balance sheet risk:

Financial instruments which potentially subject the Company to significant concentrations of credit risk principally are cash investments and trade accounts receivable.

The Company generally maintains its cash and cash equivalents at major financial institutions in the United States, Hong Kong and China.  Cash held in foreign institutions amounted to
$182,000 and $203,000 at March 31, 1998 and 1997 respectively.  The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy.

Accounts receivable are concentrated in United States and European distributors and retailers of consumer products.  At March 31, 1998, a German distributor of diversified housewares, a
United States manufacturer and distributor of electric housewares and a United States retail merchandiser of jewelry and hard goods accounted for 17 percent, 14 and 8 percent of accounts receivable, respectively.  To limit credit risk, the Company evaluates the financial condition and trade payment experience of customers to whom credit is extended.  The Company generally does not require customers to furnish collateral, though certain foreign customers furnish letters of credit.


17.  Quarterly results of operations (unaudited):
                                      First fiscal        Second fiscal       Third fiscal        Fourth fiscal
                                      quarter ended       quarter ended       quarter ended       quarter ended
                                        June 30           September 30        December 31            March 31
Year ended March 31, 1998
Net sales                              $6,600,383          $7,345,339         $9,235,130          $6,096,668
Gross profit                            2,128,061           3,039,154          3,256,819           1,957,405
Net income (loss)                         (55,108)            278,874            627,568             (74,471)
Earnings (loss) per share diluted          $(0.02)              $0.08              $0.18              $(0.02)

Year ended March 31,1997
Net sales                              $4,701,404          $4,878,375         $8,810,193          $6,614,527
Gross profit                            1,616,701           1,700,310          3,168,912           2,125,050
Net income (loss)                        (212,168)           (160,085)         1,145,073             402,024
Earnings (loss) per share diluted           (0.06)              (0.05)              0.30                0.11


Year ended March 31, 1996
Net sales                              $5,123,541          $7,121,852         $5,767,915          $5,046,231
Gross profit                            1,717,779           2,303,541          2,248,335           1,828,378
Net income                                 13,531             347,363            471,427             154,710
Earnings per share diluted                   0.00                0.09               0.12                0.05


18.  Subsequent events:

On May 21, 1998, the Company signed  a nonbinding letter of intent to acquire the Sensors
Division of AMP Incorporated.  The letter of intent is subject to final due diligence and execution of a definitive contract.  The transaction is expected to close during the second fiscal quarter ending September, 1998.  The Sensors Division, with unaudited calendar 1997 sales of approximately $8 million, is in the business of designing, manufacturing and marketing piezoelectric polymer sensors.  These sensors are marketed for industrial, consumer and instrumentation applications.  The transaction is expected to be financed with debt raised as an extension of the Company's existing banking relationship.


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                       Additions
                                    Balance at         Charged to
                                    Beginning          Costs and               Deductions --          Balance at
                                    of Period          Expenses                Describe              End of Period

Year ended March 31, 1998:

Deducted from asset accounts:
  Allowance for doubtful accounts    $32,000            $92,870                 ($4,924) (a)           $129,794
  Write-downs of inventories         236,080            430,284                 281,232  (b)            385,132
                                    --------           --------                ---------               --------
  Totals                            $268,080           $523,154                $276,308                $514,926

Product warranty obligations        $496,000           $548,864                $572,401  (c)           $472,463

Year ended March 31, 1997:

Deducted from asset accounts:
  Allowance for doubtful accounts    $22,004           $73,639                  $63,643  (a)            $32,000
  Write-downs of inventories         323,717           130,983                  218,620  (b)            236,080
  Totals                            $345,721          $204,622                 $282,263                $268,080
                                    --------           --------                ---------               --------
Product warranty obligations        $497,590          $496,944                 $498,534  (c)           $496,000


Year ended March 31, 1996:

Deducted from asset accounts:
  Allowance for doubtful accounts    $22,330           $18,010                  $18,336  (a)            $22,004
  Write-downs of inventories         147,696           185,482                    9,461  (b)            323,717
                                    --------           --------                ---------               --------
  Totals                            $170,026          $203,492                  $27,797                $345,721

Product warranty obligations        $364,779          $485,252                 $352,441  (c)           $497,590

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

Second Restated Certificate of Incorporation

(3)(ii)     By-laws

Bylaws, as amended, incorporated by reference to Exhibit (3)(ii) to Annual Report on Form 10-
KSB for the year ended March 31, 1994

(4)     Instruments defining the rights of security holders, including indentures

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

Second Amendment to Revolving Loan and Security Agreement with PNC Bank, N.A.

(10)      Material contracts

Addendum to Lease with CMEP I

Supply and Distribution Agreement with Korona GmbH & Company, KG

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

Building Lease by and between Beijing Qinglian Leather Group Company and Jingliang
Electronics (Shenzhen) Co., Ltd., dated January 17, 1997

First Amendment to Lease by and between Transcube Associates and Measurement Specialties,
Inc., dated February 24, 1997

Building Lease by and between Shenzhen Dongming Technology Co., Ltd. and Jingliang
Electronics (Shenzhen) Co., Ltd., as amended March 18, 1997

*(21) Subsidiaries of the registrant: The registrant has two subsidiaries, Measurement
Limited, organized in Hong Kong, is a wholly owned subsidiary of the Company.  Jingliang
Electronics (Shenzhen) Co. Ltd., is a wholly owned subsidiary of Measurement Limited.

*(27) Financial Data Schedule


Reports on Form 8-K

During the three months ended March 31, 1998, the Company did not file any reports on Form 8-
K.

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

MEASUREMENT SPECIALTIES, INC.


By:  s/ Joseph R. Mallon, Jr.                              June 29, 1998
     Chief Executive Officer and Chairman
     of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

s/ Joseph R. Mallon, Jr.                                   June 29, 1998
Joseph R. Mallon, Jr., principal executive officer


s/ Kirk J. Dischino                                   June 29, 1998
Kirk J. Dischino, principal financial and accounting officer

A majority of the Board of Directors:

     s/ Joseph R. Mallon, Jr.                         June 29, 1998
     Joseph R. Mallon, Jr., Chairman


     s/ John D. Arnold                                June 29, 1998
     John D. Arnold, Director


     s/ Richard S. Betts                              June 29, 1998
     Richard S. Betts, Director


     s/ Theodore J. Coburn                            June 29, 1998
     Theodore J. Coburn, Director


     s/ Damon Germanton                               June 29, 1998
     Damon Germanton, Director


     s/ Steven P. Petrucelli                          June 29, 1998
     Steven P. Petrucelli, Director


     s/ Dan J. Samuel                                 June 29, 1998
     The Hon. Dan J. Samuel, Director