Form 10-Q
period 1998-06-30
MEASUREMENT SPECIALTIES INC
filed 1998-08-18
CIK 778734

MEASUREMENT SPECIALTIES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

                                  June 30    March 31
(Dollars in thousands)              1998       1998

(unaudited)

Current assets:

Cash and cash equivalents           $160       $303
Accounts receivable,
trade, net of allowance for
doubtful                           2,651      3,124
accounts of $130 (June)
and $130 (March)
Inventories                        3,340       3,815
Deferred Income Taxes                355         213
Prepaid expenses and other
current assets                       179         173

Total current assets               6,685       7,628

Property and equipment             3,128       2,898
Less accumulated depreciation
and amortization                   1,315       1,135
                                   1,813       1,763
Other assets:
Intangible assets, net of
accumulated amortization of
$141 (June) and $165 (March)         142         155
Deferred Income Taxes                372         372
Other assets                         302         299
                                     816         826
                                  $9,314     $10,217

MEASUREMENT SPECIALTIES, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
                                         June 30    March 31
(Dollars in thousands)
                                           1998        1998
(unaudited)
Current liabilities:

Accounts payable, trade                    $2,504       $3,123
Customers Advances                              9            5
Accrued payroll and
fringe benefits                               509          384
Current portion of
product warranty obligations                  180          261
Income Taxes payable                           63           63
Accrued expenses and other
current liabilities                           416          457
Total current liabilities                   3,681        4,293

Other liabilities:
Borrowings under bank line
of credit agreement                           526           21
Product warranty obligations,
 net of current portion                       217          212
Other liabilities                             113          112
                                              856          345
Total liabilities                           4,537        4,638
Shareholders' equity

Common stock, no par;
20,000,000 shares authorized;
issued and outstanding
3,582,687 (June and March)                  5,502        5,502
Additional paid-in capital                     75           75
Retained earnings
(accumulated deficit)                       (797)            3
Currency translation and
other adjustments                             (3)          (1)
Total shareholders' equity                  4,777        5,579
                                           $9,314      $10,217


MEASUREMENT SPECIALTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

For the three                      monthsended June 30,
  (Dollars in thousands - except per share amounts)
                                      1998        1997
Net sales                            $3,882      $6,600
Cost of goods sold                    2,568       4,472
Gross profit                          1,314       2,128
Other expenses (income):
Selling, general and
administrative                        1,857       1,689
Provision for doubtful accounts
Research and development,
net of customer funding                 455          495
Interest (net) and other income           3           14
                                      2,315         2,198
Income (loss) before income taxes    (1,001)         (70)
Provision (benefit)
for income taxes                       (201)         (15)
Net income (loss)                     ($800)        ($55)
Earnings (loss) per common share
Basic                                ($0.22)      ($0.02)
Diluted                              ($0.22)      ($0.02)


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the year ended March 31, 1998
and the three months ended June 30, 1998 (Unaudited)
                         Common Stock          Additional Retained
(Dollars in thousands)  Number of              paid-in    Earnings Currency
     shares (000's) Dollars  Capital   (Deficit)translation Total

Balance, April 1, 1997  3,532 5,385     47   (773)(15)  4,644
50,900 Common shares issued
upon exercise of options   51         117       28         145
Net income for the year
 ended March 31, 1998776   776

Currency translation adjustment         14     14

Balance, March 31, 1998  3,583 5,502    75 3 (1)5,579
Net loss for the
three months ended
June 30, 1998         (800)(800)

Currency translation adjustment (2)(2)

Balance, June 30, 1998  3,583  5,502 75 (797)(3)  4,777




MEASUREMENT SPECIALTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the three months ended June 30(Dollars in thousands)1998 1997

Cash flows from operating activities:

Net income (loss)              ($800)($55)
Adjustments to reconcile
net income (loss) to net cash provided
by (used in) operating activities:
Depreciation and amortization          165 145
Net changes in operating
assets and liabilities:
Accounts receivable, trade         473 401
Inventories                   475 (310)
Deferred Income Taxes              (142)0
Prepaid expenses and
other current assets              (6)54
Other assets                      0 (62)
Accounts payable, trade     (619)(379)
Accrued expenses and
other current liabilities        4 215
Other liabilities             6 (22)
Net cash provided by
(used in) operating activities      (444)(13)
Cash flows from investing activities:
urchases of property and equipment    (199)(197)
Purchases of intangible assets and other(3)(56)
Net cash used in investing activities(202)(253)
Cash flows from financing activities:
Borrowings under bank
line of credit agreement        2,465 4,584
Repayments under bank
line of credit agreement   (1,960)(4,146)
Proceeds from exercise of
options and warrants                  0 28
Net cash provided by
financing activities                505 466
Effect of exchange rate changes
on cash and cash equivalents        (2)(6)
Net change in cash and cash equivalents(143)194
Cash and cash equivalents,
beginning of period              303 239
Cash and cash equivalents,
end of period                   $160 $433


MEASUREMENT SPECIALTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
(Information about interim periods is unaudited)

1.  Interim financial statements:

Basis of presentation:
These interim financial statements were prepared pursuant to generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, while they conform with the measurement and classification provisions of generally accepted accounting principles, they do not include the footnote information required by generally accepted accounting principles for annual financial statements. Preparation of these financial statements requires management to make estimates and assumptions which affect the amounts reported. Actual results could differ from those estimates. Additionally, these financial statements are subject to adjustments that might result from the independent audit of the Company's financial statements for the year ending March 31, 1999.
 In the opinion of management, all adjustments and disclosures necessary to make these interim financial statements not misleading have been included. Nevertheless, reference is made to the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.

Inventories:
Inventories are stated at the lower of cost (first-in, first-out) or market.

Stock based compensation:
The Company accounts for employee stock option grants using the intrinsic value based method.

Income taxes:
Income taxes are provided based on the estimated effective annual tax rate.

Comprehensive income:
On April 1, 1998 the Company adopted, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Comprehensive Income," which requires companies to present comprehensive income. Comprehensive income consists of net income or loss for the current period and other comprehensive income - income, expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity. The Company does not have any material items that bypass the income statement.

2. Inventories:

(Dollars in thousands)      June 1998         March 1998
Raw materials           $     728$     731
 Work-in-process     454           475
Finished goods   2,158    2,609
    $  3,340$  3,815

MEASUREMENT SPECIALTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
(Information about interim periods is unaudited)

3.  Borrowings under bank line of credit agreement:

At June 30, 1998, $526,000 was outstanding under a $3.3 million revolving line of credit, extended by a domestic bank. Advances are collateralized by a senior security interest in substantially all assets and are repayable by September 30, 1999, the agreement's amended expiration date. Borrowings bear interest at 0.125 percent above the bank's prime rate (aggregating 8.6 percent at June 30, 1998) or at 2.25 percent above the London interbank offered rates for certain maturities, at the Company's option. The agreement requires maintenance of certain levels of net worth, limits capital expenditures and advances to the Company's subsidiaries and requires the bank's consent for dividend payments. It also requires payment of a non-usage fee, computed on the average unused portion of the line of credit.

4.  Shareholders' equity:

The Company is authorized to issue 21,200,000 shares of capital stock of which 221,756 shares have been designated as serial preferred stock and 20,000,000 shares have been designated as common stock. No serial preferred stock was outstanding at June 30, 1998. The Board of Directors has not designated 978,244 authorized shares.

The Company's China subsidiary is subject to certain government regulations, including currency exchange controls, which limit cash dividends and loans. At June 30, 1998, this subsidiary's restricted net assets approximated $719,000.

5.  Per share information:

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

The total numbers of potential common shares at June 30, 1998 and June 30, 1997 were 1,002,600 and 1,002,600, respectively. These potentially dilutive shares were not included in the earnings per share computation as the effect would be antidilutive.


MEASUREMENT SPECIALTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
(Information about interim periods is unaudited)

The following is a reconciliation of the numerators and denominators of basic and diluted EPS computations:
For the three months ended June 30, 1998 For the three
months ended June 30, 1997
(Numbers in thousands   Income               Shares           Per Share
     Income             Shares           Per Share
except per share amounts)(Numerator)  (Denominator)     Amount
(Numerator) (Denominator)     Amount

Basic per share information   ($800)        3,583    ($0.22)      ($55)
3,542   ($0.02)
Effect of dilutive securities                                62
                         107
Diluted per share information   ($800)        3,645    ($0.22)      ($55)
  3,649   ($0.02)

6.  Supplemental disclosures of cash flow information:

For the three months ended June 1998, payments of interest expense approximated $7,000.

7. Contingencies:

Products generally are marketed under warranties to end users of up to ten years. The Company provides for estimated product warranty obligations at the time of sale, based on its warranty claims experience. This estimate is susceptible to changes in the near term based on introductions of new products, product quality improvements and changes in end user behavior.

On May 21, 1998, the Company signed a nonbinding letter of intent to acquire the Sensors Division of AMP Incorporated. The letter of intent is subject to final due diligence and execution of a definitive contract. The transaction is expected to close during the second fiscal quarter ending September, 1998.
 The Sensors Division, with unaudited calendar 1997 sales of approximately $8 million, designs, manufactures and markets piezoelectric polymer sensors. These sensors are marketed for industrial, consumer and instrumentation applications. The transaction will be financed with debt by an extension of the Company's existing banking relationship.

8. Segment information:

On April 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information." FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major operations. FAS 131 does not require disclosures for interim periods in the year of adoption. The FAS is not expected to require the Company to make additional material disclosures beyond those presented in the annual financial statements.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report, concerning the Company's expectations, intentions and strategies for the future, are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on information available to the Company on the date of this report. The Company assumes no obligation to update them. Actual results could differ materially from these forward looking statements. Among the important factors that could cause actual results to differ are the timely development, market acceptance and warranty performance of new products, the impact of competitive products and pricing, the continuity of bookings trends, customers' financial condition, supply interruptions, uncertainties of doing business in China and Hong Kong and such additional risks and uncertainties as are detailed from time to time in the Company's reports and filings with the Securities and Exchange Commission.

Results Of Operations (in $000)

Revenues for the three months ended June 30 decreased by $2,718 or 41 percent, from $6,600 for 1999 to $3,882 for 1998. The net loss for the first quarter was $800 in 1999 compared to $55 for 1998.

Sales of consumer bath scales decreased by $2,561 or 57 percent, from $4,506 for 1998 to $1,945 for 1999. The first quarter of 1998 included $2,100 of promotional sales, which have been replaced by sales scheduled for the second and third quarter of 1999. Sales of tire pressure gauges decreased by $265 from $823 in 1998 to $558 in 1999. This category included a promotion of $600 in the first quarter of 1998, which is also replaced by sales scheduled for the remainder of the current year. Sales of industrial pressure sensors
decreased by $161 or             24 percent, from $681 for 1998 to $520 for
1999.  The timing of customer orders also impacted sales in this category.

The Company's backlog of $8.4 million compares with $4.4 million at the beginning of the year and $6.5 million at June 30, 1998. Backlog includes orders received related to the previously discussed promotions. Despite the decline in first quarter sales, it is anticipated Fiscal 1999 sales will be greater than Fiscal 1998.

In May 1998, the Company announced it had signed a nonbinding letter of intent to acquire the Sensors Division of AMP Incorporated. The letter of intent is subject to final due diligence and execution of a definitive contract. The transaction is expected to close in August 1998. The Sensors Division, with unaudited calendar 1997 sales of approximately $8 million, is the leader in designing, manufacturing and marketing piezoelectric polymer sensors for industrial, consumer and instrumentation applications.



Due to the lower sales volume, gross profit for the quarter decreased from
1998 to 1999 by   $764 to $1,314 in 1999 from $2,128 in 1998.  However, the
gross profit percentage increased to 33.8 percent from 33.2 percent. This percentage increase is due to changes in product mix and manufacturing cost reductions. In fiscal 1998, the Company introduced a glass frame bath scale priced to sell in the mass U. S. market. While the selling price of this frame scale is lower than the other glass scales offered by the Company, manufacturing cost reductions on both this and other products have more than offset the impact of the price decline. The Company expects that it may continue to experience price pressures, because of the effect of the current strength of the United States dollar on foreign sales and the introduction of competing consumer products. The Company intends to maintain its competitiveness by continuing to expand its product lines, with technological advances, innovative designs and broader price ranges, while continuing efforts to reduce product costs.

Selling, general and administrative ("SG&A") expenses for the quarter
increased by $168 or     10 percent to $1,857 in 1999 compared to $1,689 in
1998. The change results from increased sales and marketing efforts and investments in infrastructure (both people and information systems) to support the expected growth of the Company.

Research and development expenses were flat at $456 compared to $495 in the prior year. Revenue growth has and is likely to continue to rely on, expansion of its product lines and, accordingly, research and development expenses will continue to be significant. However, while the Company intends to continue to invest in industrial pressure product development, and launch new consumer products and line extensions, it is anticipated these expenses will not continue at the same rate. The Company intends to more effectively utilize its engineering talent to complete projects at lower costs. Projects include development of a "smart" microcontroller-based industrial pressure sensor and a new application-specific integrated circuit to reduce the cost in substantially all products.

For the first quarter of FY 1999 and FY 1998, the Company recognized a tax benefit of $201 and $15 respectively, at an estimated effective income tax rate of approximately 20 percent. The estimated rate of tax, which is subject to change in the near term, is based on the proportion of pretax profits now expected to be earned by the Company's foreign subsidiaries and favorable overseas tax rates now in effect. Deferred income taxes are not provided on these subsidiaries' earnings, which are expected to be reinvested.

Liquidity And Capital Resources

The Company continues to have adequate resources for its financing requirements. Net working capital was $3,004 at June 30, 1998, compared to $3,335 at March 31, 1998. For the quarter ended June 30, 1998, cash decreased to $160 at June 30, 1998 compared to $303 at March 31, 1998. Operating activities used $444, primarily to fund the net loss, offset by decreases in account receivable and inventory.

Fixed asset purchases for 1999 of $202, mainly comprised production equipment and tooling, to augment China manufacturing. The Company expects capital spending to continue, in line with growth of its product lines. At June 30, 1998, there were no significant commitments for capital expenditures.

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

At June 30, 1998, $526 was outstanding under the Company's $3.3 million bank line of credit agreement. Advances are payable by September 30, 1999, the date of the agreement's expiration. Accordingly, if the agreement were not renewed by September 30, 1998, thereafter borrowings would be classified as short-term debt, affecting the Company's current ratio. The Company is currently renegotiating its existing line of credit in connection with the acquisition of the Sensors division of AMP Incorporated. It is anticipated the new agreement will expire subsequent to March 31, 2000. At June 30, 1998, the Company's current ratio was 1.8.

Further expansion of the Company's financing requirements are likely to require additional resources. The Company believes that suitable resources for expansion of its financing requirements will be available, though no assurance can be given.

In May 1998, the Company announced that it had signed a nonbinding letter of intent to acquire the Sensors Division of AMP Incorporated. The letter of intent is subject to final due diligence and execution of a definitive contract. The transaction is expected to close in August 1998. The acquisition is expected to be financed with debt raised as an extension of the Company's existing banking relationship.

The Company has not declared cash dividends on its common equity. Management expects that earnings which may be generated from the Company's near-term operations will be reinvested and, accordingly, dividends will not be paid to common shareholders in the near future. Additionally, the payment of dividends is subject to the consent of the bank with which the Company has a revolving credit agreement.

At present, there are no material restrictions on the ability of the Company's Hong Kong subsidiary to transfer funds to the Company in the form of cash dividends, loans, advances or purchases of materials, products or services. Distribution and repatriation of dividends by the Company's China subsidiary are restricted by Chinese laws and regulations, including currency exchange controls. At June 30, 1998, this subsidiary's restricted net assets approximated $719,000.





The Year 2000 Issue

The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. The "Year 2000" problem is the result of computer programs that use two digits rather than four digits to represent the year. Such programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations. The Company believes that, with conversion to new software for certain applications, the "Year 2000" problem will not pose significant operational problems for its computer systems. The cost of these new systems is not material. However, if such conversions are not completed on time, the "Year 2000" problem may have a material impact on the operations of the Company. Also, other companies systems may not be timely converted and such failure to convert may have an adverse effect on the Company's systems or operations.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


The following exhibits are included herein:

(27)Financial Data Schedule
Second Restated Certificate of Incorporation


During the three months ended June 30, 1998, the company filed a report on Form 8-K June 1, 1998.







 /s/ Joseph R. Mallon Jr.
Date: August 14, 1998Joseph R. Mallon Jr.
Chief Executive Officer,  and
Chairman of the Board of Directors






 /s/ Kirk J. Dischino
Date:  August 14, 1998Kirk J Dischino
Chief Financial Officer