Form 10-Q
period 1998-09-30
MEASUREMENT SPECIALTIES INC
filed 1998-11-12
CIK 778734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER:  0-16085


                         MEASUREMENT SPECIALTIES, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           NEW JERSEY                                          22-2378738
--------------------------------------------------------------------------------
(STATE  OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION  OR  ORGANIZATION)                           IDENTIFICATION NO.)

--------------------------------------------------------------------------------
      80 LITTLE FALLS ROAD, FAIRFIELD, NEW JERSEY                07004
--------------------------------------------------------------------------------
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

                                 (973) 808-1819
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


    (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes   X  No
                                              ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed  by  a  court.   Yes      No
                               ---    ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,582,887 shares of common stock, no par, at November 1, 1998

PART  I.  FINANCIAL  INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS

Consolidated Balance Sheets, September 30, 1998 (Unaudited) and March 31, 1998     3 - 4

Consolidated Statements of Operations (Unaudited), Six Months Ended
  September 30, 1998 and 1997. . . . . . . . . . . . . . . . . . . . . . . . .         5

Consolidated Statements of Shareholders' Equity, Six Months Ended
  September 30, 1998 (Unaudited) and Year Ended March 31, 1998 . . . . . . . .         6

Consolidated Statements of Cash Flows (Unaudited), Six Months Ended
  September 30, 1998 and 1997. . . . . . . . . . . . . . . . . . . . . . . . .         7

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . .    8 - 11


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . .   12 - 15


PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . .        16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . .        16

The following exhibits are included herein:

  Exhibit 27            Financial Data Schedule

Other items are omitted because they are not required or are not applicable.


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17

                             MEASUREMENT SPECIALTIES, INC.
                         CONSOLIDATED CONDENSED BALANCE SHEETS



                                        ASSETS
                                        ------


                                                              SEPTEMBER 30   MARCH 31
(DOLLARS IN THOUSANDS)                                            1998         1998
                                                              -------------  ---------
                                                               (UNAUDITED)


Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . .  $         829  $     303
  Accounts receivable, trade, net of allowance for doubtful.          5,955      3,124
    accounts of $142 (Sept) and $130 (March)
  Inventories. . . . . . . . . . . . . . . . . . . . . . . .          3,189      3,815
  Deferred Income Taxes. . . . . . . . . . . . . . . . . . .            204        213
  Prepaid expenses and other current assets. . . . . . . . .            300        173
                                                              -------------  ---------

    Total current assets . . . . . . . . . . . . . . . . . .         10,477      7,628
                                                              -------------  ---------


Property and equipment . . . . . . . . . . . . . . . . . . .          4,837      2,898
  Less accumulated depreciation and amortization . . . . . .          1,414      1,135
                                                              -------------  ---------

                                                                      3,423      1,763
                                                              -------------  ---------


Other assets:
  Goodwill and other intangible assets, net of accumulated
    amortization of $171 (Sept) and $165 (March) . . . . . .          1,765        155
  Deferred Income Taxes. . . . . . . . . . . . . . . . . . .            372        372
  Other assets . . . . . . . . . . . . . . . . . . . . . . .            295        299
                                                              -------------  ---------

                                                                      2,432        826
                                                              -------------  ---------


                                                              $      16,332  $  10,217
                                                              =============  =========

                 See notes to consolidated financial statements.

                          MEASUREMENT SPECIALTIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------


                                                        SEPTEMBER 30    MARCH 31
(DOLLARS IN THOUSANDS)                                      1998          1998
                                                        -------------  ----------
                                                         (UNAUDITED)
Current liabilities:
  Accounts payable, trade. . . . . . . . . . . . . . .  $       4,113  $   3,113
  Accrued expenses and other current liabilities . . .          1,717      1,180
  Current portion of  long term debt . . . . . . . . .            450          0
                                                        -------------  ----------

    Total current liabilities. . . . . . . . . . . . .          6,280      4,293
                                                        -------------  ----------

Other liabilities:
  Borrowings under bank line of credit agreement . . .            516         21
  Long term debt, net of current portion . . . . . . .          3,550          0
  Other liabilities. . . . . . . . . . . . . . . . . .            358        324
                                                        -------------  ----------

                                                                4,424        345
                                                        -------------  ----------


    Total liabilities. . . . . . . . . . . . . . . . .         10,704      4,638
                                                        -------------  ----------



Shareholders' equity
  Common stock, no par; 20,000,000 shares authorized;
    issued and outstanding 3,582,687 (Sept and March).          5,502      5,502
  Additional paid-in capital . . . . . . . . . . . . .             75         75
  Retained earnings. . . . . . . . . . . . . . . . . .             40          3
  Currency translation and other adjustments . . . . .             11         (1)
                                                        -------------  ----------

    Total shareholders' equity . . . . . . . . . . . .          5,628      5,579
                                                        -------------  ----------


                                                        $      16,332  $  10,217
                                                        =============  ==========

                 See notes to consolidated financial statements.

                             MEASUREMENT SPECIALTIES, INC.
                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

(DOLLARS IN THOUSANDS - EXCEPT PER SHARE AMOUNTS)
                                                  FOR THE THREE MONTHS  FOR THE SIX MONTHS
                                                   ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                                     ---------------     ----------------
                                                      1998     1997       1998     1997
                                                     -------  ------     -------  -------
Net sales . . . . . . . . . . . . . . . . . . . . .  $10,455  $7,345     $14,337  $13,946

Cost of goods sold. . . . . . . . . . . . . . . . .    6,429   4,547       8,997    9,020
                                                     -------  ------     -------  -------

  Gross profit. . . . . . . . . . . . . . . . . . .    4,026   2,798       5,340    4,926
                                                     -------  ------     -------  -------

Other expenses (income):
  Selling, general and administrative . . . . . . .    2,460   1,923       4,317    3,612
  Provision for doubtful accounts . . . . . . . . .       12      10          12       10
  Research and development, net of customer funding      454     507         909    1,003
  Interest (net) and other income . . . . . . . . .       53       9          56       22
                                                     -------  ------     -------  -------

                                                       2,979   2,449       5,294    4,647
                                                     -------  ------     -------  -------

Income  before income taxes . . . . . . . . . . . .    1,047     349          46      279

Provision  for income taxes . . . . . . . . . . . .      210      70           9       55
                                                     -------  ------     -------  -------

Net income. . . . . . . . . . . . . . . . . . . . .  $   837  $  279     $    37  $   224
                                                     -------  ------     -------  -------

Earnings per common share
  Basic . . . . . . . . . . . . . . . . . . . . . .  $  0.23  $ 0.08     $  0.01  $  0.06
                                                     =======  ======     =======  =======
  Diluted . . . . . . . . . . . . . . . . . . . . .  $  0.23  $ 0.08     $  0.01  $  0.06
                                                     =======  ======     =======  =======

                 See notes to consolidated financial statements.

                                              MEASUREMENT SPECIALTIES, INC.
                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                            FOR THE YEAR ENDED MARCH 31, 1998
                                 AND THE SIX MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)


                                                            COMMON STOCK
                                                         -------------------
                                                           Number             Additional  Retained
                                                         of shares             paid-in    Earnings     Currency
(DOLLARS IN THOUSANDS)                                    (000'S)    DOLLARS   CAPITAL    (DEFICIT)  TRANSLATION   TOTAL
                                                         ----------  -------  ----------  ---------  ------------  -----

Balance, April 1, 1997. . . . . . . . . . . . . . . . .       3,532    5,385          47      (773)          (15)  4,644

50,900 Common shares issued upon exercise of options. .          51      117          28                             145

Net income for the year ended March 31, 1998                                                   776                   776

Currency translation adjustment                                                                               14      14
                                                         ----------  -------  ----------  ---------  ------------  -----

Balance, March 31, 1998 . . . . . . . . . . . . . . . .       3,583    5,502          75         3            (1)  5,579

Net income for the six months ended September 30, 1998                                          37                    37

Currency translation adjustment                                                                               12      12
                                                         ----------  -------  ----------  ---------  ------------  -----

Balance, September  30, 1998. . . . . . . . . . . . . .       3,583    5,502          75        40            11   5,628
                                                         ==========  =======  ==========  =========  ============  =====

                 See notes to consolidated financial statements.

                             MEASUREMENT SPECIALTIES, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)


                                                            FOR THE SIX MONTHS ENDED SEPT. 30
                                                            ---------------------------------
(DOLLARS IN THOUSANDS)                                                1998      1997
                                                                    --------  --------
Cash flows from operating activities:

  Net income       . . . . . . . . . . . . . . . . . . . . . . . .  $    37   $   224
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . .      386       297
      Net changes in operating assets and liabilities,
       excluding effects of acquistion:
        Accounts receivable, trade . . . . . . . . . . . . . . . .   (1,936)     (661)
        Inventories. . . . . . . . . . . . . . . . . . . . . . . .    1,719      (341)
        Deferred Income Taxes. . . . . . . . . . . . . . . . . . .       (9)        0
        Prepaid expenses and other current assets. . . . . . . . .      (62)      (25)
        Other assets . . . . . . . . . . . . . . . . . . . . . . .       22        (4)
        Accounts payable, trade. . . . . . . . . . . . . . . . . .      887        84
        Accrued expenses and other current liabilities . . . . . .       29       157
        Other liabilities. . . . . . . . . . . . . . . . . . . . .       34       (37)
                                                                    --------  --------

    Net cash provided by (used in) operating activities. . . . . .    1,107      (306)
                                                                    --------  --------

Cash flows from investing activities:

  Purchases of property and equipment. . . . . . . . . . . . . . .     (515)     (552)
  Acquisition:
    Fair value of assets acquired. . . . . . . . . . . . . . . . .   (5,180)        0
    Liabiliies assumed or incurred . . . . . . . . . . . . . . . .      621         0
       Acquistion. . . . . . . . . . . . . . . . . . . . . . . . .   (4,559)        0
                                                                    --------  --------

    Net cash used in investing activities. . . . . . . . . . . . .   (5,074)     (552)
                                                                    --------  --------

Cash flows from financing activities:

  Borrowings under bank line of credit agreement . . . . . . . . .    5,435     8,298
  Repayments under bank line of credit agreement . . . . . . . . .   (4,940)   (7,582)
  Proceeds from long term debt . . . . . . . . . . . . . . . . . .    4,000         0
  Proceeds from exercise of options and warrants . . . . . . . . .        0        63
                                                                    --------  --------

    Net cash provided by financing activities. . . . . . . . . . .    4,495       779
                                                                    --------  --------

Effect of exchange rate changes on cash and cash equivalents . . .       (2)       (2)
                                                                    --------  --------

Net change in cash and cash equivalents. . . . . . . . . . . . . .      526       (81)
Cash and cash equivalents, beginning of period . . . . . . . . . .      303       239
                                                                    --------  --------

Cash and cash equivalents, end of period . . . . . . . . . . . . .  $   829   $   158
                                                                    ========  ========

                 See notes to consolidated financial statements.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)

1.  INTERIM  FINANCIAL  STATEMENTS:

Basis  of  presentation:
These interim financial statements were prepared pursuant to generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, while they conform with the measurement and classification provisions of generally accepted accounting principles, they do not include the footnote information required by generally accepted accounting principles for annual financial statements. Preparation of these financial statements requires management to make estimates and assumptions which affect the amounts reported. Actual results could differ from those estimates. Additionally, these financial statements are subject to adjustments that might result from the independent audit of the Company's financial statements for the year ending March 31, 1999. In the opinion of management, all adjustments and disclosures necessary to make these interim financial statements not misleading have been included. Nevertheless, reference is made to the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. Operating results for the six months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.

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

2.  ACQUISITION:

On August 14, 1998, the Company acquired certain assets and assumed certain liabilities of the Sensors Division of AMP Incorporated (Sensors). Sensors designs, manufactures and markets piezoelectric polymer sensors for industrial, consumer and instrumentation applications. The acquisition is being accounted for as a purchase, and accordingly, the financial statements include operations from the date of acquisition. The aggregate purchase price was $4,489 including closing and restructuring costs of $633. The excess purchase price over assets acquired (goodwill) of $1,652 is being amortized over 15 years. The transaction was financed with a term loan issued by the Company's principal bank.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)

The following unaudited pro forma consolidated results of operations for the periods ended September 30 assume the Sensors acquisition had occurred as of April 1, 1997, giving effect to purchase accounting adjustments. The proforma data is for informational purposes only and may not necessarily reflect results of operations had Sensors been operated as part of the Company since April 1, 1997.

(In  thousands  except  per  share)

                             Three months          Six months
                             ended Sept. 30:     ended Sept. 30:
                            ----------------   -------------------
                             1998     1997        1998      1997
                            -------  -------    --------  --------
Sales. . . . . . . . . . .  $11,266  $9,145     $16,759   $18,145
Net income (loss). . . . .      368    (451)     (1,072)   (1,254)
Earnings (loss) per share
    Basic. . . . . . . . .  $  0.10  $(0.13)    $ (0.30)  $ (0.35)
    Diluted. . . . . . . .  $  0.10  $(0.13)    $ (0.30)  $ (0.35)

3.  INVENTORIES:

(Dollars in thousands)  SEPT. 1998  MARCH 1998
                        ----------  ----------
    Raw materials .     $       475  $     731
    Work-in-process             587        475
    Finished goods.           2,127      2,609
                        -----------  ---------
                        $     3,189  $   3,815
                        -----------  ---------

4.  LONG  TERM  DEBT:

At September 30, 1998, $516 was outstanding under the Company's bank line of credit agreement. In August, 1998 the Company renegotiated it bank line of credit. The new agreement increased the maximum amount available from $3.3 million to $5.0 million until October 30, 1999 and $4.0 million from November 1, 1999 until the agreement's expiration on September 30, 2000. Borrowings bear interest at a maximum of the lesser of the bank's prime rate plus 1.00% or a Eurodollar rate plus 2.75%. The interest rate decreases should the Company achieve certain financial ratios. Borrowings are collateralized by a senior security interest in substantially all the Company's assets. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures. The agreement requires payment of a commitment fee equal to 0.25 percent of the unutilized available balance.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)


In connection with the acquisition of Sensors, the Company entered into a $4.0 million term loan agreement with the Company's principal bank. The term loan bears interest at a Eurodollar rate plus 3.0%. The term loan requires quarterly repayments in the following annual amounts:

 Principal
Fiscal Year  Repayments
-----------  ----------
   1999             200
   2000             550
   2001             800
   2002             950
   2003           1,000
   2004             500

Additional principal payments are required if the Company's cashflow exceeds certain levels. The term loan is collateralized by a senior security interest in substantially all the Company's assets. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures

In connection with the term loan, the Company has entered a Rate Swap Transaction (Swap) with the same bank through August 1, 2002. The swap has an initial notional amount of $3.5 million with a fixed rate of 8.32%. The amortization of the Swap is as follows:

 Principal
Fiscal Year  Repayments
-----------  ----------
   1999               0
   2000             900
   2001             700
   2002             900
   2003           1,000

5.  SHAREHOLDERS'  EQUITY:

The Company is authorized to issue 21,200,000 shares of capital stock of which 221,756 shares have been designated as serial preferred stock and 20,000,000 shares have been designated as common stock. No serial preferred stock was outstanding at September 30, 1998. The Board of Directors has not designated 978,244 authorized shares.

The Company's China subsidiary is subject to certain government regulations, including currency exchange controls, which limit cash dividends and loans. At September 30, 1998, this subsidiary's restricted net assets approximated $499.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)

6.  PER  SHARE  INFORMATION:

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

The following is a reconciliation of the numerators and denominators of basic and diluted EPS computations:

(Numbers  in  thousands
except  per  share  amounts)
                              FOR THE THREE MONTHS ENDED SEPT 30, 1998  FOR THE THREE MONTHS ENDED SEPT 30, 1997
                              ----------------------------------------  ----------------------------------------
                                  INCOME        SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                               (NUMERATOR)   (DENOMINATOR)    AMOUNT    (NUMERATOR)   (DENOMINATOR)    AMOUNT
                               ------------  -------------  ----------  ------------  -------------  ----------
Basic per share information .  $        837          3,583  $     0.23  $        279          3,583  $     0.08
Effect of dilutive securities                          110                                       96
                               ------------  -------------  ----------  ------------  -------------  ----------
Diluted per share information  $        837          3,693  $     0.23  $        279          3,646  $     0.08
                               ------------  -------------  ----------  ------------  -------------  ----------

                               FOR THE SIX MONTHS ENDED SEPT 30, 1998   FOR THE SIX MONTHS ENDED SEPT 30, 1997
                               ---------------------------------------  ---------------------------------------
                                  INCOME        SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                               (NUMERATOR)   (DENOMINATOR)    AMOUNT    (NUMERATOR)   (DENOMINATOR)    AMOUNT
                               ------------  -------------  ----------  ------------  -------------  ----------
Basic per share information .  $         37          3,583  $     0.01  $        224          3,546  $     0.06
Effect of dilutive securities                           34                                      101
                               ------------  -------------  ----------  ------------  -------------  ----------
Diluted per share information  $         37          3,617  $     0.01  $        224          3,647  $     0.06
                               ------------  -------------  ----------  ------------  -------------  ----------

7.  SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION:

For the six months ended September 1998, payments of interest expense approximated $16,000.

8.  CONTINGENCIES:

Products generally are marketed under warranties to end users of up to ten years. The Company provides for estimated product warranty obligations at the time of sale, based on its warranty claims experience. This estimate is susceptible to changes in the near term based on introductions of new products, product quality improvements and changes in end user behavior.

9.  SEGMENT  INFORMATION:

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

                      RESULTS OF OPERATIONS (IN THOUSANDS)

Revenues for the three months ended September 30 increased by $3,110 or 42 percent to a record $10,455 for Fiscal 1999 from $7,345 for Fiscal 1998. Revenues for the six months ended September 30 increased by $391 or 3% to $14,337 in Fiscal 1999 compared to $13,946 in the prior year. The net income for the second quarter was $837 in Fiscal 1999 compared to $279 for Fiscal 1998. This quarterly income is a record for the second quarter, and the second highest in the Company's history. Net income for the six month period ended September
30 was $37 in Fiscal 1999 versus $224 in Fiscal 1998. Results for Fiscal 1999 include the acquisition of Sensors Division of AMP Incorporated (Sensors), which was acquired mid quarter on August 14, 1998. Sensors is the leader in designing, manufacturing and marketing piezoelectric polymer sensors for industrial, consumer and instrumentation applications. The acquisition is being accounted for as a purchase; accordingly, the financial statements include operations from the date of acquisition. Concurrent with the acquisition, the Company reorganized into two divisions: the Sensor Products Division and the Consumer Division. The Sensor Products Division includes the industrial pressure and the piezoelectric polymer sensors. The Consumer Division includes bath, kitchen, and other scales and tire pressure gauges.

For the second quarter, sales of the Consumer Division increased by $2,163 or 32 percent, to $8,910 for Fiscal 1999 from $6,747. Bath sales to U.S. direct and OEM customers increased compared with the prior years quarter as a result of growth in sales to the Company's major U.S. OEM customer and additional placements at direct customers. European scale sales also increased for the quarter versus the prior year as a result of promotional sales, partially offset the impact of changes in the buying pattern of the Company's major European distributor and increased competition in the European market. For the quarter, sales of tire pressure gauges increased due to promotional activity. Sales of the Sensor Products Division for the quarter increased to $1,545 in Fiscal 1999 from $598 in Fiscal 1998. Fiscal 1999 includes sales related to Sensors subsequent to the August 14, 1998 acquisition. For calendar year 1997, Sensors had sales of $7,793.

For the six months ended September 30, sales of Consumer Division scales decreased by $423 or 3 percent, to $12,244 for Fiscal 1999 from $12,667 in Fiscal 1998. Bath scales sold to U.S. direct and OEM customers increased as a result of growth during the second quarter. The U.S. increase was offset by lower European sales as a result of the timing of promotional events, a change in the buying pattern of the Company's major European distributor and increased competition in the European market. For the six month period, sales of tire pressure gauges increased by due to higher promotional activity. Sales of the Sensors Products Division for the period increased to $2,093 in Fiscal 1999 from $1,279 in Fiscal 1998. Fiscal 1999 includes sales related to Sensors subsequent to the August 14, 1998 acquisition.

The Company's backlog of $14.2 million compares with $4.4 million at the beginning of the year and $5.3 million at September 30, 1998. Backlog includes the impact of the acquisition of Sensors. Based upon the Sensors acquisition, the incoming order rate, backlog which is shippable during the current fiscal year, and acceptance of new products, record sales for Fiscal 1999 are anticipated.

Due to the higher sales volume, gross profit for the quarter increased by $1,228 to $4,026 in 1999 from $2,798 in 1998, with the gross profit percentage remaining flat versus the prior year. Improved product mix and lower manufacturing costs were offset by lower margins at the Sensor Products Division due to fixed manufacturing expenses. In connection the acquisition of Sensors piezoelectric film operation, the Company announced plans to lower costs by shifting manufacturing to its lower cost Asian facility. After the program is fully implemented in the early part of Fiscal 2000, payroll and facility costs will be significantly reduced, and after restructuring, margins in the Sensor
Products Division are anticipated to be higher than the Consumer Products Division. For the six months ended September 30, gross profit increased by $414 to $5,340 in Fiscal 1999 versus $4,926 in Fiscal 1998. The gross margin percentage in the first half improved to 37 percent in Fiscal 1999 compared with 35 percent in Fiscal 1998. The improvement in gross margin reflects changes in product mix and manufacturing cost reductions, partially offset by competitive pricing pressures and lower Sensors margins. The Company expects that it may continue to experience price pressures, because of the effect of the current strength of the United States dollar on foreign sales and the introduction of competing consumer products. The Company intends to maintain its competitiveness by continuing to expand its product lines, with technological advances, innovative designs and broader price ranges, while continuing efforts to reduce product costs.

Selling, general and administrative ("SG&A") expenses for the second quarter increased by $533 or 28 percent to $2,456 in Fiscal 1999 compared to $1,923 in Fiscal 1998. The change results from variable expenses associated with the higher sales volume and the impact of the Sensors acquisition. For the six months ended September 30, SG&A expenses increased by $701 or 19 percent to $4,313 in Fiscal 1999 compared to $3,612 in Fiscal 1998. The increase is a result of the Sensors acquisition, the expansion of the sales force, and additional foreign consumer sales efforts.

Research and development expenses for the second quarter were flat at $504 for Fiscal 1999 compared to $495 in the prior year and show a similar tend for the six months ended September 30 at $909 for Fiscal 1999 compared to $1,003 in Fiscal 1998. The second quarter of Fiscal 1999 includes the Sensors acquisition, offset by $285 of development funding received from customers.
Development funding is anticipated to continue, but will likely vary from quarter to quarter. Revenue growth has and is likely to continue to rely on, expansion of its product lines and, accordingly, research and development expenses will continue to be significant. However, while the Company intends to continue to invest in industrial pressure product development, and launch new consumer products and line extensions, it is anticipated these expenses will be reduced as a percent of revenue over the next several years. The Company intends to more effectively utilize its engineering talent to complete projects at lower costs.

For the first half of FY 1999 and FY 1998, the Company recognized a tax provision of $9 and $55 respectively, at an estimated effective income tax rate of approximately 20 percent. The estimated rate of tax, which is subject to change in the near term, is based on the proportion of pretax profits now expected to be earned by the Company's foreign subsidiaries and favorable overseas tax rates now in effect. Deferred income taxes are not provided on these subsidiaries' earnings, which are expected to be reinvested.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company continues to have adequate resources for its financing requirements. Net working capital was $4,197 at September 30, 1998, compared to $3,335 at March 31, 1998. At September 30, 1998, the Company's current ratio was 1.7. For the six months ended September 30, 1998, cash increased to $829 at September 30, 1998 compared to $303 at March 31, 1998. Operating activities provided $1,107, primarily from decreases in inventory and increases in accounts payable, offset by increases in accounts receivable. Financing activities used $5,074, primarily to fund the acquisition of Sensors.

In August, 1998 the Company acquired certain assets and assumed selected liabilities of Sensors. Sensors is the leader in designing, manufacturing and marketing piezoelectric polymer sensors for industrial, consumer and instrumentation applications. The aggregate purchase price was $4,489 including closing and restructuring costs of $633. The acquisition is being accounted for as a purchase, and accordingly, the financial statements include operations from the date of acquisition. The excess purchase price over assets acquired (goodwill) of $1,652 is being amortized over 15 years. The transaction was financed with a term loan issued by the Company's principal bank.

Fixed asset purchases for 1999 of $515, mainly comprised production equipment and tooling. The Company expects capital spending to continue, in line with growth of its product lines. At September 30, 1998, there were no significant commitments for capital expenditures.

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

At September 30, 1998, $516 was outstanding under the Company's bank line of credit agreement. In August, 1998 the Company renegotiated it bank line of credit. The new agreement increased the maximum amount available from $3.3 million to $5.0 million until October 30, 1999 and $4.0 million from November 1, 1999 until the agreement's expiration on September 30, 2000. Borrowings bear interest at a maximum of the lesser of the bank's prime rate plus 1.00% or a Eurodollar rate plus 2.75%. The interest rate decreases should the Company achieve certain financial ratios. Borrowings are collateralized by a senior security interest in substantially all the Company's assets. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures. The agreement requires payment of a commitment fee equal to 0.25 percent of the unutilized available balance.

In connection with the acquisition of Sensors, the Company entered into a $4.0 million term loan agreement with the Company's principal bank. The term loan bears interest at a Eurodollar rate plus 3.0%. The term loan requires quarterly repayments in the following annual amounts:

 Principal
Fiscal Year  Repayments
-----------  ----------
   1999             200
   2000             550
   2001             800
   2002             950
   2003           1,000
   2004             500

Additional principal payments are required if the Company's cashflow exceeds certain levels. The term loan is collateralized by a senior security interest in substantially all the Company's assets. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures

In connection with the term loan, the Company has entered a Rate Swap Transaction (Swap) with the same bank through August 1, 2002. The swap has an initial notional amount of $3.5 million with a fixed rate of 8.32%. The amortization of the Swap is as follows:

 Principal
Fiscal Year  Repayments
-----------  ----------
   1999               0
   2000             900
   2001             700
   2002             900
   2003           1,000

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

At present, there are no material restrictions on the ability of the Company's Hong Kong subsidiary to transfer funds to the Company in the form of cash dividends, loans, advances or purchases of materials, products or services. Distribution and repatriation of dividends by the Company's China subsidiary are restricted by Chinese laws and regulations, including currency exchange controls. At September 30, 1998, this subsidiary's restricted net assets approximated $499.

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

                           PART II.  OTHER INFORMATION

ITEM4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On September 29, 19978 the Company held an Annual Meeting of Shareholders at which the Shareholders elected one Director to serve until their respective successors are elected and qualified. Additionally, the Shareholders ratified the appointment of Grant Thornton as the Company's independent auditor. A proposal to approve the Corporation's 1998 Stock Option Plan did not achieve the number of votes required for approval. The number of votes cast for, against or withheld and the number of abstentions and broker non-votes were:

                                                  Number of votes        Number of
                                               ---------------------
                                                 cast     against or  abstentions and
                                                  for      withheld   broker non-votes
                                               ---------  ----------  ----------------
Election of Director:
  John D. Arnold. . . . . . . . . . . . . . .  2,978,846     103,400

Approval of the 1998 Stock Option Plan. . . .  1,324,021     241,459         1,516,767

Ratification of Appointment of Grant Thornton  3,064,401      11,145             6,700

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

The  following  exhibits  are  included  herein:

     (27)     Financial  Data  Schedule

During the three months ended September 30, 1998, the company filed a report on Form 8-K on August 27, 1998.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MEASUREMENT  SPECIALTIES,  INC.
                                      (Registrant)






                                      /s/  Joseph  R.  Mallon  Jr.
                                      -----------------------------
Date: November 10, 1998               Joseph  R.  Mallon  Jr.
                                      Chief  Executive  Officer,  and
                                      Chairman  of  the  Board  of  Directors






                                      /s/  Kirk  J.  Dischino
                                      -----------------------------
Date: November 10, 1998               Kirk  J  Dischino
                                      Chief  Financial  Officer