Form 10-Q
period 1998-12-31
MEASUREMENT SPECIALTIES INC
filed 1999-02-16
CIK 778734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER:  0-16085


                          MEASUREMENT SPECIALTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            NEW JERSEY                          22-2378738
 ----------------------------------        ----------------------
  (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

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

--------------------------------------------------------------------------------
    (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,633,388 shares of common stock, no par, at February 3, 1999.

PART  I.  FINANCIAL  INFORMATION

   ITEM  1.  FINANCIAL  STATEMENTS

      Consolidated Balance Sheets, . . . . . . . . . . . . . . . . . . . . . . . . . . .  3  -  4
          December 31, 1998 (Unaudited) and March 31, 1998

     Consolidated Statements of Operations (Unaudited),. . . . . . . . . . . . . . . . .        5
          Nine Months Ended December 31, 1998 and 1997

     Consolidated Statements of Shareholders' Equity,. . . . . . . . . . . . . . . . . .        6
          Nine  Months Ended December 31, 1998 (Unaudited) and Year Ended March 31, 1998

     Consolidated Statements of Cash Flows (Unaudited),. . . . . . . . . . . . . . . . .        7
         Nine  Months Ended December 31, 1998 and 1997

   Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . .  8 -  12

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND. . . . . . .  13 - 16
 RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . .       17

      The following exhibits are included herein:

  Exhibit 27 Financial Data Schedule

  Other items are omitted because they are not required or are not applicable.

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18

                             MEASUREMENT SPECIALTIES, INC.
                         CONSOLIDATED CONDENSED BALANCE SHEETS

                               ASSETS
                               ------

                                                              DECEMBER 31,   MARCH 31,
(DOLLARS IN THOUSANDS)                                            1998          1998
                                                              -------------  ----------
                                                               (UNAUDITED)


Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . .  $       1,227  $      303
  Accounts receivable, trade, net of allowance for doubtful.          5,535       3,124
    accounts of $142 (Dec) and $130 (March)
  Inventories. . . . . . . . . . . . . . . . . . . . . . . .          5,042       3,815
  Deferred income taxes. . . . . . . . . . . . . . . . . . .            204         213
  Prepaid expenses and other current assets. . . . . . . . .            250         173
                                                              -------------  ----------

    Total current assets . . . . . . . . . . . . . . . . . .         12,258       7,628
                                                              -------------  ----------




Property and equipment . . . . . . . . . . . . . . . . . . .          6,057       2,898
  Less accumulated depreciation and amortization . . . . . .          2,956       1,135
                                                              -------------  ----------

                                                                      3,101       1,763
                                                              -------------  ----------



Other assets:
  Goodwill and other intangible assets, net of accumulated .          1,770         155
    amortization of $233 (Dec.) and $165 (March)
  Deferred income taxes. . . . . . . . . . . . . . . . . . .            372         372
  Other assets . . . . . . . . . . . . . . . . . . . . . . .            334         299
                                                              -------------  ----------

                                                                      2,476         826
                                                              -------------  ----------


                                                              $      17,835  $   10,217
                                                              =============  ==========

                 See notes to consolidated financial statements.

                                MEASUREMENT SPECIALTIES, INC.
                            CONSOLIDATED CONDENSED BALANCE SHEETS

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

                                                                  DECEMBER 31,    MARCH 31,
(DOLLARS IN THOUSANDS)                                                1998          1998
                                                                 --------------  -----------
                                                                  (UNAUDITED)
Current liabilities:
  Accounts payable, trade . . . . . . . . . . . . . . . . . . .  $       3,964   $    3,113
  Accrued expenses and other current liabilities. . . . . . . .          2,546        1,180
  Current portion of  long term debt. . . . . . . . . . . . . .            450            0
                                                                 --------------  -----------

    Total current liabilities . . . . . . . . . . . . . . . . .          6,960        4,293
                                                                 --------------  -----------

Other liabilities:
  Borrowings under bank line of credit agreement. . . . . . . .              0           21
  Long term debt, net of current portion. . . . . . . . . . . .          3,450            0
  Other liabilities . . . . . . . . . . . . . . . . . . . . . .            481          324
                                                                 --------------  -----------

                                                                         3,931          345
                                                                 --------------  -----------


    Total liabilities . . . . . . . . . . . . . . . . . . . . .         10,891        4,638
                                                                 --------------  -----------



Shareholders' equity
  Common stock, no par; 20,000,000 shares authorized; . . . . .          5,502        5,502
    issued and outstanding 3,610,887 (Dec) and3,582,687 (March)
  Additional paid-in capital. . . . . . . . . . . . . . . . . .            151           75
  Retained earnings . . . . . . . . . . . . . . . . . . . . . .          1,300            3
  Currency translation and other adjustments. . . . . . . . . .             (9)          (1)
                                                                 --------------  -----------

    Total shareholders' equity. . . . . . . . . . . . . . . . .          6,944        5,579
                                                                 --------------  -----------


                                                                 $      17,835   $   10,217
                                                                 ==============  ===========

                 See notes to consolidated financial statements.

                            MEASUREMENT SPECIALTIES, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

(DOLLARS IN THOUSANDS - EXCEPT PER SHARE AMOUNTS)
                                            FOR THE THREE MONTHS  FOR THE NINE MONTHS
                                              ENDED DECEMBER 31,  ENDED DECEMBER 31,
                                                ----------------  ------------------
                                                  1998     1997     1998      1997
                                                --------  ------  --------  --------
Net sales. . . . . . . . . . . . . . . . . . .  $13,928   $9,235  $28,265   $23,180

Cost of goods sold . . . . . . . . . . . . . .    7,978    5,978   16,975    14,998
                                                --------  ------  --------  --------

  Gross profit . . . . . . . . . . . . . . . .    5,950    3,257   11,290     8,182
                                                --------  ------  --------  --------

Other expenses (income):
  Selling, general and administrative. . . . .    3,460    1,960    7,788     5,582
  Research and development . . . . . . . . . .      916      499    2,112     1,517
  Customer funding of research and development     (319)       0     (604)      (15)
  Interest (net) and other income. . . . . . .      236       12      291        34
                                                --------  ------  --------  --------

                                                  4,293    2,471    9,587     7,118
                                                --------  ------  --------  --------

Income  before income taxes. . . . . . . . . .    1,657      786    1,703     1,064

Provision  for income taxes. . . . . . . . . .      397      158      406       213
                                                --------  ------  --------  --------

Net income . . . . . . . . . . . . . . . . . .  $ 1,260   $  628  $ 1,297   $   851
                                                --------  ------  --------  --------

Earnings per common share
  Basic. . . . . . . . . . . . . . . . . . . .  $  0.35   $ 0.18  $  0.36   $  0.24
                                                ========  ======  ========  ========
  Diluted. . . . . . . . . . . . . . . . . . .  $  0.34   $ 0.17  $  0.36   $  0.23
                                                ========  ======  ========  ========

                 See notes to consolidated financial statements.

                                              MEASUREMENT SPECIALTIES, INC.
                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                            FOR THE YEAR ENDED MARCH 31, 1998
                                 AND THE NINE MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED)

                                                            COMMON STOCK
                                                         -------------------
                                                           NUMBER             ADDITIONAL  RETAINED
                                                         OF SHARES             PAID-IN    EARNINGS     CURRENCY
(DOLLARS IN THOUSANDS)                                    (000'S)    DOLLARS   CAPITAL    (DEFICIT)  TRANSLATION   TOTAL
                                                         ----------  -------  ----------  ---------  ------------  ------
Balance, April 1, 1997. . . . . . . . . . . . . . . . .       3,532    5,385          47      (773)          (15)  4,644

Common shares issued upon exercise of options . . . . .          51      117          28                             145

Net income for the year ended March 31, 1998                                                   776                   776

Currency translation adjustment                                                                               14      14
                                                         ----------  -------  ----------  ---------  ------------  ------

Balance, March 31, 1998 . . . . . . . . . . . . . . . .       3,583    5,502          75         3            (1)  5,579

Net income for the nine months ended December 31, 1998                                       1,297                 1,297

Common shares issued upon exercise of options . . . . .          28                   76                              76

Currency translation adjustment                                                                               (8)     (8)
                                                         ----------  -------  ----------  ---------  ------------  ------

Balance, December  31, 1998 . . . . . . . . . . . . . .       3,611    5,502         151     1,300            (9)  6,944
                                                         ==========  =======  ==========  =========  ============  ======

                 See notes to consolidated financial statements.

                          MEASUREMENT SPECIALTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              FOR THE NINE MONTHS
(DOLLARS IN THOUSANDS)                                         ENDED DECEMBER 31,
                                                              -------------------
                                                                1998      1997
                                                              --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,297   $    851
  Adjustments to reconcile net income  to net cash provided
    by (used in) operating activities:
      Depreciation and amortization. . . . . . . . . . . . .      895        457
      Net changes in operating assets and liabilities,
       excluding effects of acquisition:
        Accounts receivable, trade . . . . . . . . . . . . .   (1,606)      (972)
        Inventories. . . . . . . . . . . . . . . . . . . . .     (134)       (71)
        Deferred income taxes. . . . . . . . . . . . . . . .        9          1
        Prepaid expenses and other current assets. . . . . .      (12)         7
        Other assets . . . . . . . . . . . . . . . . . . . .      (56)         4
        Accounts payable, trade. . . . . . . . . . . . . . .      738        446
        Accrued expenses and other current liabilities . . .      858        422
        Other liabilities. . . . . . . . . . . . . . . . . .      157        (57)
                                                              --------  ---------
    Net cash provided by (used in) operating activities. . .    2,146      1,088
                                                              --------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment. . . . . . . . . . . .     (592)      (795)
  Acquisition:
    Fair value of assets acquired. . . . . . . . . . . . . .   (5,198)         0
    Liabilities assumed or incurred. . . . . . . . . . . . .      621          0
                                                              --------  ---------
       Acquisition . . . . . . . . . . . . . . . . . . . . .   (4,577)         0
                                                              --------  ---------
    Net cash used in investing activities. . . . . . . . . .   (5,169)      (795)
                                                              --------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under bank line of credit agreement . . . . . .    7,435     11,167
  Repayments under bank line of credit agreement . . . . . .   (7,456)   (11,426)
  Proceeds from long term debt . . . . . . . . . . . . . . .    4,000          0
  Repayments of long term debt . . . . . . . . . . . . . . .     (100)         0
  Proceeds from exercise of options and warrants . . . . . .       76         94
                                                              --------  ---------
    Net cash provided by financing activities. . . . . . . .    3,955       (165)
                                                              --------  ---------

Effect of exchange rate changes on cash and cash equivalents       (8)        12
                                                              --------  ---------

Net change in cash and cash equivalents. . . . . . . . . . .      924        140
Cash and cash equivalents, beginning of period . . . . . . .      303        239
                                                              --------  ---------

Cash and cash equivalents, end of period . . . . . . . . . .  $ 1,227   $    379
                                                              ========  =========

                 See notes to consolidated financial statements.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)

1.  INTERIM  FINANCIAL  STATEMENTS:

Basis  of  presentation:
These interim financial statements were prepared pursuant to generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, while they conform with the measurement and classification provisions of generally accepted accounting principles, they do not include the footnote information required by generally accepted accounting principles for annual financial statements. Preparation of these financial statements requires management to make estimates and assumptions which affect the amounts reported. Actual results could differ from those estimates. Additionally, these financial statements are subject to adjustments that might result from the independent audit of the Company's financial statements for the year ending March 31, 1999. In the opinion of management, all adjustments and disclosures necessary to make these interim financial statements not misleading have been included. Nevertheless, reference is made to the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. Operating results for the nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.

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

2.  ACQUISITION:

On August 14, 1998, the Company acquired certain assets and assumed certain liabilities of the Sensors Division of AMP Incorporated (PiezoSensors). PiezoSensors designs, manufactures and markets piezoelectric polymer sensors for industrial, consumer and instrumentation applications. The acquisition is being accounted for as a purchase, and accordingly, the financial statements include operations from the date of acquisition. The aggregate purchase price was $4,489 including closing and restructuring costs of $633. The excess purchase price over assets acquired (goodwill) of $1,652 is being amortized over 15 years. The transaction was financed with a term loan issued by the Company's principal bank.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)

The following unaudited pro forma consolidated results of operations for the periods ended December 31 assume the PiezoSensors acquisition had occurred as of April 1, 1997, giving effect to purchase accounting adjustments. The proforma data is for informational purposes only and may not necessarily reflect results of operations had Sensors been operated as part of the Company since April 1, 1997.

(In  thousands  except  per  share)

                       Three months ended Dec. 31:  Nine months ended Dec. 31:
                       ---------------------------  --------------------------
                             1998      1997               1998      1997
                            -------  --------            -------  --------
Sales. . . . . . . . . . .  $13,928  $11,905             $30,687  $30,050
Net income (loss). . . . .    1,260     (859)                188   (2,113)
Earnings (loss) per share
    Basic. . . . . . . . .  $  0.35  $ (0.24)            $  0.05  $ (0.59)
    Diluted. . . . . . . .  $  0.34  $ (0.24)            $  0.05  $ (0.59)

3.  INVENTORIES:

(Dollars in thousands)  DEC. 31, 1998   MARCH 31, 1998
                        --------------  ---------------
    Raw materials. . .  $        1,209  $           731
    Work-in-process. .             348              475
    Finished goods . .           3,485            2,609
                        --------------  ---------------
                        $        5,042  $         3,815
                        --------------  ---------------

4.  LONG  TERM  DEBT:

At December 31, 1998, $0 was outstanding under the Company's bank line of credit agreement. In August, 1998 the Company renegotiated it bank line of credit. The new agreement increased the maximum amount available from $3.3 million to $5.0 million until October 30, 1999 and $4.0 million from November 1, 1999 until the agreement's expiration on September 30, 2000. Borrowings bear interest at a maximum of the lesser of the bank's prime rate plus 1.00% or a Eurodollar rate plus 2.75%. The interest rate decreases should the Company achieve certain financial ratios. Borrowings are collateralized by a senior security interest in substantially all the Company's assets. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures. The agreement requires payment of a commitment fee equal to 0.25 percent of the unutilized available balance.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)


In connection with the acquisition of Sensors, the Company entered into a $4.0 million term loan agreement with the Company's principal bank. The term loan bears interest at a Eurodollar rate plus 3.0%. The term loan requires quarterly repayments in the following remaining annual amounts:

             Principal
Fiscal Year  Repayments
-----------  ----------
1999. . . .         100
2000. . . .         550
2001. . . .         800
2002. . . .         950
2003. . . .       1,000
2004. . . .         500

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

             Principal
Fiscal Year  Repayments
-----------  ----------
1999. . . .           0
2000. . . .         900
2001. . . .         700
2002. . . .         900
2003. . . .       1,000

5.  SHAREHOLDERS'  EQUITY:

The Company is authorized to issue 21,200,000 shares of capital stock of which 221,756 shares have been designated as serial preferred stock and 20,000,000 shares have been designated as common stock. No serial preferred stock was outstanding at December 31, 1998. The Board of Directors has not designated 978,244 authorized shares.

The Company's China subsidiary is subject to certain government regulations, including currency exchange controls, which limit cash dividends and loans. At December 31, 1998, this subsidiary's restricted net assets approximated $240.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)

On October 19, 1998 the Board of Directors approved, subject to shareholder approval prior to October 19, 1999 the 1998 Stock Option Plan (the "1998 Plan"). The plan provides for granting of options to purchase up to 750,000 common shares until its expiration on October 19, 2008. Shares issuable under 1998 Plan grants which expire or otherwise terminate without being exercised become available for later issuance. Options are intended to generally vest over service periods of up to five years and expire no later than ten years from the date of grant. Options may, but need not, qualify as "incentive stock options" under section 422 of the Internal Revenue Code.

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

The following is a reconciliation of the numerators and denominators of basic and diluted EPS computations:

(Numbers  in  thousands
except  per  share  amounts)
                              FOR THE THREE MONTHS ENDED DEC. 31, 1998  FOR THE THREE MONTHS ENDED DEC. 31, 1997
                               ---------------------------------------  ---------------------------------------
                                  INCOME        SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                               (NUMERATOR)   (DENOMINATOR)    AMOUNT    (NUMERATOR)   (DENOMINATOR)    AMOUNT
                               ------------  -------------  ----------  ------------  -------------  ----------
Basic per share information .  $      1,260          3,591  $     0.35  $        628          3,569  $     0.18
Effect of dilutive securities            95             92
                               ------------  -------------
Diluted per share information  $      1,260          3,686  $     0.34  $        628          3,661  $     0.17
                               ------------  -------------  ----------  ------------  -------------  ----------

                               FOR THE NINE MONTHS ENDED DEC. 31, 1998  FOR THE NINE MONTHS ENDED DEC. 31, 1997
                               ---------------------------------------  ---------------------------------------
                                  INCOME        SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                               (NUMERATOR)   (DENOMINATOR)    AMOUNT    (NUMERATOR)   (DENOMINATOR)    AMOUNT
                               ------------  -------------  ----------  ------------  -------------  ----------
Basic per share information .  $      1,297          3,587  $     0.36  $        851          3,554  $     0.24
Effect of dilutive securities            51             94
                               ------------  -------------
Diluted per share information  $      1,297          3,638  $     0.36  $        851          3,648  $     0.23
                               ------------  -------------  ----------  ------------  -------------  ----------

7.  SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION:

For the nine months ended December 31, 1998, payments of interest expense approximated $146.

8.  CONTINGENCIES:

Products generally are marketed under warranties to end users of up to ten years. The Company provides for estimated product warranty obligations at the time of sale, based on its warranty claims experience. This estimate is susceptible to changes in the near term based on introductions of new products, product quality improvements and changes in end user behavior.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)

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

10.  LITIGATION:

In December 1998, KIH Kommunikations Industrie Holding AG and PAT Traffic Control Corporation (together "KIH") filed a complaint in the United States District Court for the Eastern District of Pennsylvania naming the Company as defendant. The claim alleges, among other things, the Company infringes certain patents owned by KIH in the production and sale of certain traffic sensors, a product line acquired in connection with the PiezoSensors acquisition. The complaint requests unspecified damages as well as an injunction. The Company's potential liability from the action is limited to shipments of traffic sensor products after the PiezoSensors acquisition, and under the terms of the agreement under which that acquisition was made, the Company has obtained specific indemnification for liability as a result of such action (including costs) in an amount which management believes is adequate. At a pretrial conference in February 1999 and the parties have agreed to enter into settlement discussions. Management, after reviewing applicable information relating to the claim and consulting with counsel, has determined that the ultimate resolution of this matter is not expected to have a material adverse effect on the Company's financial position or results of operations.

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

                      RESULTS OF OPERATIONS (IN THOUSANDS)

Revenues for the three months ended December 31, 1998 increased by $4,693 or 51 percent to a record $13,928 for Fiscal 1999 from $9,235 for Fiscal 1998. Revenues for the nine months ended December 31 increased by $5,085 or 22% to $28,265 in Fiscal 1999 compared to $23,180 in the prior year. The net income for the third quarter was $1,260 in Fiscal 1999 compared to $628 for Fiscal 1998. This quarterly income is the highest in the Company's history. Net income for the nine month period ended December 31 was $1,297 in Fiscal 1999 versus $851 in Fiscal 1998. Results for Fiscal 1999 include the acquisition of Sensors Division of AMP Incorporated (PiezoSensors), which was acquired on August 14, 1998. PiezoSensors is the world leader in designing, manufacturing and marketing piezoelectric polymer sensors for industrial, consumer and instrumentation applications. The acquisition is accounted for as a purchase; accordingly, the financial statements include operations from the date of acquisition. Concurrent with the acquisition, the Company reorganized into two divisions: the Sensor Products Division and the Consumer Products Division. The Sensor Products Division includes industrial pressure and piezoelectric polymer sensors. The Consumer Products Division includes bath, kitchen, and other scales, tire pressure gauges and distance estimators.

For the third quarter, sales of the Consumer Division increased by $2,844 or 34 percent, to $11,208 for Fiscal 1999 from $8,364. The third quarter is traditionally the strongest due to the seasonal nature of consumer products sales. Bath scale sales to U.S. direct and OEM customers increased nearly 50 percent compared with the prior year's quarter. European scale sales also increased for the quarter versus the prior year as a result of promotional sales, partially offset the impact of changes in the buying pattern of the Company's major European distributor, and increased competition in the European market. The Company is expanding its European business with other distributors, and expects sales to increase in Fiscal 2000. For the quarter, sales of tire pressure gauges were somewhat lower due to lower promotional sales. Sales of the Sensor Products Division, including PiezoSensors, for the quarter increased to $2,720 in Fiscal 1999 from $871 in Fiscal 1998.

For the nine months ended December 31, sales of Consumer Products Division increased by $2,424 or 12 percent, to $23,453 for Fiscal 1999 from $21,029 in Fiscal 1998. Bath scales sold to U.S. direct and OEM customers increased as a result of growth during the second and third quarters and European promotions. The increase was partially offset by lower European sales, excluding promotions, as a result of a change in the buying pattern of the Company's major European distributor and increased competition in the European market. Expansion of the Company's European sales is anticipated in Fiscal 2000. For the nine month period, sales of tire pressure gauges increased by 5 percent due to higher promotional activity. Sales of the Sensors Products Division for the period increased to $4,812 in Fiscal 1999 from $2,151 in Fiscal 1998. Fiscal 1999 includes sales related to PiezoSensors subsequent to the August 14, 1998 acquisition.

Based upon the PiezoSensors acquisition, the incoming order rate, Fiscal 1999 shippable backlog, and acceptance of new products, record sales for Fiscal 1999 are anticipated. A strong Fiscal 2000 is also anticipated.

Due to the higher sales volume and cost reduction efforts, gross profit for the quarter increased by $2,693 to $5,950 in 1999 from $3,257 in 1998, with the gross profit percentage increasing to 43 percent compared to 35 percent in the prior year. Favorable product mix, the higher margins from PiezoSensors sales, and lower manufacturing costs contributed to the higher margin percentage. The Company is proceeding with the previously announced plan to lower costs by shifting manufacturing to its lower cost Asian facility. After the program is fully implemented, payroll and facility costs will be significantly reduced, and after restructuring, margins in the Sensor Products Division will be significantly higher than from the Consumer Products Division. For the nine months ended December 31, gross profit increased by $3,738 to $11,290 in Fiscal 1999 versus $8,182 in Fiscal 1998. The gross margin percentage in the period improved to 40 percent in Fiscal 1999 compared with 35 percent in Fiscal 1998. The improvement in gross margin reflects changes in product mix and manufacturing cost reductions, partially offset by competitive pricing pressures. The Company expects that it may continue to experience price pressures, because of the effect of the current strength of the United States dollar on foreign sales and the introduction of competing consumer products. The Company intends to maintain its competitiveness by continuing to expand its product lines, with technological advances, innovative designs and broader price ranges, while continuing efforts to reduce product costs.

Selling, general and administrative ("SG&A") expenses for the third quarter increased by $1,500 or 77 percent to $3,460 in Fiscal 1999 compared to $1,960 in Fiscal 1998. The change results from variable expenses associated with the higher sales volume and the impact of the PiezoSensors acquisition. For the nine months ended December 31, SG&A expenses increased by $2,206 or 40 percent to $7,788 in Fiscal 1999 compared to $5,582 in Fiscal 1998. The increase is a result of the PiezoSensors acquisition, variable expenses associated with the higher volume, the expansion of the sales force, and additional foreign consumer sales efforts.

Research and development expenses, net of customer funding , for the third quarter increased to $597 for Fiscal 1999 compared to $499 in the prior year. The Company received significant funding of development costs from customers, amounting to $319 for the third quarter versus $0 in the prior year's quarter. For the nine month period, research and development expenses were flat at $1,508 versus $1,502 in Fiscal 1998. Customer funding increased to $604 for the nine month period of Fiscal 1999 versus $15 in the prior year's period. The third quarter and nine months of Fiscal 1999 include the PiezoSensors acquisition. Development funding is anticipated to continue, but will likely vary from quarter to quarter. To support the continued revenue growth and to continue to expand product lines research and development expenses will continue to be significant. However, while the Company intends to continue to invest in industrial pressure product development, and launch new consumer products and line extensions, it is anticipated these expenses will be reduced as a percent of revenue over the next several years. By utilizing its engineering talent in the Shenzhen, PRC facility, the Company intends to complete projects at lower costs.

For the nine month period of FY 1999 and FY 1998, the Company recognized a tax provision of $406 and $213 respectively, at an estimated effective income tax rate of approximately 24 percent for Fiscal 1999 and 20 percent for Fiscal 1998. The estimated rate of tax is based on the current proportion of pretax profits expected to be earned by the Company's foreign subsidiaries and favorable overseas tax rates now in effect. Deferred income taxes are not provided on these subsidiaries' earnings, which are expected to be reinvested.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company continues to have adequate resources for its financing requirements. Net working capital was $5,298 at December 31, 1998, compared to $3,335 at March 31, 1998. At December 31, 1998, the Company's current ratio was 1.8. For the nine months ended December 31, 1998, cash increased to $1,227 at December 31, 1998 compared to $303 at March 31, 1998. Operating activities provided $2,146, primarily from net income and increases in accounts payable and accrued liabilities, offset by increases in accounts receivable. Investing activities used $5,169, to fund the acquisition of PiezoSensors and capital expenditures.

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

Fixed asset purchases for 1999 of $592, mainly comprised production equipment and tooling. The Company expects capital spending to continue, in line with growth of its product lines. At December 31, 1998, there were no significant commitments for capital expenditures.

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

At December 31, 1998, $0 was outstanding under the Company's bank line of credit agreement. In August, 1998 the Company renegotiated it bank line of credit. The new agreement increased the maximum amount available from $3.3 million to $5.0 million until October 30, 1999 and $4.0 million from November 1, 1999 until the agreement's expiration on September 30, 2000. Borrowings bear interest at a maximum of the lesser of the bank's prime rate plus 1.00% or a Eurodollar rate plus 2.75%. The interest rate decreases should the Company achieve certain financial ratios. Borrowings are collateralized by a senior security interest in substantially all the Company's assets. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures. The agreement requires payment of a commitment fee equal to 0.25 percent of the unutilized available balance.

In connection with the acquisition of PiezoSensors, the Company entered into a $4.0 million term loan agreement with the Company's principal bank. The term loan bears interest at a Eurodollar rate plus 3.0%. The term loan requires quarterly repayments in the following remaining annual amounts:

             Principal
Fiscal Year  Repayments
-----------  ----------
1999. . . .         100
2000. . . .         550
2001. . . .         800
2002. . . .         950
2003. . . .       1,000
2004. . . .         500

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

             Principal
Fiscal Year  Repayments
-----------  ----------
1999. . . .           0
2000. . . .         900
2001. . . .         700
2002. . . .         900
2003. . . .       1,000

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

At present, there are no material restrictions on the ability of the Company's Hong Kong subsidiary to transfer funds to the Company in the form of cash dividends, loans, advances or purchases of materials, products or services. Distribution and repatriation of dividends by the Company's China subsidiary are restricted by Chinese laws and regulations, including currency exchange controls. At December 31, 1998, this subsidiary's restricted net assets approximated $240.

                               THE YEAR 2000 ISSUE

The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. The "Year 2000" problem is the result of computer programs that use two digits rather than four digits to represent the year. Such programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations. The Company has converted its major business application software to programs that are Year 2000 compliant. The cost of these new systems was not material. The Company is currently reviewing other date sensitive computer applications. It is not anticipated these issues will be significant. However, if such conversions are not completed on time, the "Year 2000" problem may have a material impact on the operations of the Company. Also, other companies systems may not be timely converted and such failure to convert may have an adverse effect on the Company's systems or operations.

                           PART II.  OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

In December 1998, KIH Kommunikations Industrie Holding AG and PAT Traffic Control Corporation (together "KIH") filed a complaint in the United States District Court for the Eastern District of Pennsylvania naming the Company as defendant. The claim alleges, among other things, the Company infringes certain patents owned by KIH in the production and sale of certain traffic sensors, a product line acquired in connection with the PiezoSensors acquisition. The complaint requests unspecified damages as well as an injunction. The Company's potential liability from the action is limited to shipments of traffic sensor products after the PiezoSensors acquisition, and under the terms of the agreement under which that acquisition was made, the Company has obtained specific indemnification for liability as a result of such action (including costs) in an amount which management believes is adequate. At a pretrial conference in February 1999 and the parties agreed to enter into settlement discussions. Management, after reviewing applicable information relating to the claim and consulting with counsel, has determined that the ultimate resolution of this matter is not expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

The  following  exhibits  are  included  herein:

     (27)     Financial  Data  Schedule

During the three months ended December31, 1998, the company filed a report on Form 8-K on October 28, 1998.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                MEASUREMENT  SPECIALTIES,  INC.
                                (Registrant)






                                /s/  Joseph  R.  Mallon  Jr.
                                -----------------------------
Date:  February  11,  1999      Joseph  R.  Mallon  Jr.
                                Chief  Executive  Officer,  and
                                Chairman  of  the  Board  of  Directors






                                /s/  Kirk  J.  Dischino
                                ------------------------
Date:  February  11,  1999      Kirk  J  Dischino
                                Chief  Financial  Officer