Form 10-K
period 1999-03-31
MEASUREMENT SPECIALTIES INC
filed 1999-06-23
CIK 778734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK  ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     [FEE  REQUIRED]
     FOR  THE  FISCAL  YEAR  ENDED  MARCH  31,  1999
     ---------------------------------------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     [NO  FEE  REQUIRED]
     FOR  THE  TRANSITION  PERIOD  FROM                    TO
     ---------------------------------------------------------------------------

                         COMMISSION FILE NUMBER 0-16085


                          MEASUREMENT SPECIALTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          NEW  JERSEY                                  22-2378738
------------------------------------     ---------------------------------------
 (STATE  OR  OTHER  JURISDICTION         (I.R.S.  EMPLOYER  IDENTIFICATION  NO.)
OF  INCORPORATION  OR  ORGANIZATION)



    80  LITTLE FALLS ROAD, FAIRFIELD, NEW JERSEY                       07004
    --------------------------------------------                       -----
    (ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)                     ZIP  CODE)


REGISTRANT'S  TELEPHONE  NUMBER,  INCLUDING AREA CODE             (973) 808-1819
                                                                  --------------


SECURITIES  REGISTERED  UNDER  SECTION  12(B)  OF  THE  ACT:

                                                 NAME  OF  EACH  EXCHANGE
          TITLE  OF EACH CLASS                    ON WHICH REGISTERED
     ------------------------------              ------------------------
     COMMON  STOCK,  NO  PAR  VALUE              AMERICAN  STOCK EXCHANGE


SECURITIES  REGISTERED  UNDER  SECTION  12(G)  OF  THE  ACT:  NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes  [X]  No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or  any  amendment  to  this  Form  10-K.  [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: 3,211,626 shares of common stock, no par value - $37,300,000 at June 9, 1999.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 3,722,787 shares of common stock, no par, June 9, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE
Registrant's definitive Proxy Statement, which will be filed on or before August 13, 1999 with the Securities and Exchange Commission in connection with Registrant's 1999 annual meeting of stockholders, is incorporated by reference into Part III of this Report.

                                 MEASUREMENT SPECIALTIES, INC.
                                           FORM 10-K
                                             INDEX
                                        MARCH 31, 1999


                                                                                          PAGE
                                                                                          ----
PART I
Item  1.    Business                                                                         4
Item  2.    Properties                                                                       7
Item  3.    Legal Proceedings                                                                8
Item  4.    Submission of Matters to a Vote of Security Holders                              8

PART II
Item  5.    Market for Registrant's Common Equity and Related Stockholder Matters            8
Item  6.    Selected Financial Data                                                          9
Item  7.    Management's Discussion and Analysis of Financial Condition and Results of      10
            Operations
Item  7A.   Quantitative and Qualitative Disclosures About Market Risk                      16
Item  8.    Financial Statements and Supplementary Data                                     17
Item  9.    Changes in and disagreements with Accountants on Accounting and Financial       17
            Disclosure

PART III
Item 10.    Directors and Executive Officers of the Registrant                              18
Item 11.    Executive Compensation                                                          18
Item 12.    Security Ownership of Certain Beneficial Owners and Management                  18
Item 13.    Certain Relationships and Related Transactions                                  18

PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                19

            Other items are omitted because they are not required or are not applicable.

SIGNATURES

PART  I

Item  1.     Business

FORWARD  LOOKING  STATEMENTS
Any statements in this report, which discuss the Company's expectations, intentions, and strategies for the future, are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements may be identified by such words or phrases as "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "projected" or similar expressions. These statements are based on information available to the Company on the date of this report and the Company assumes no obligation to update them. Several factors could cause future results to differ materially from those expressed in any forward looking statements in this report including, but not limited to:
- timely development, market acceptance, and warranty performance of new products
-     impact  of  competitive  products  and  pricing
-     continuity  of  bookings  trends
-     customers'  financial  condition
-     continuity  of  sales  to  major  customers
- interruptions of suppliers' operations affecting availability of component materials at reasonable prices
-     potential  emergence  of  rival  technologies
-     success  in identifying, financing, and integrating acquisition candidates
-     fluctuations  in  foreign  currency  exchange  rates
- ability of material suppliers or key customers of the Company to reduce or eliminate risks to their businesses or operations arising from the year 2000 issue
-     uncertainties  of  doing  business  in  China  and  Hong  Kong
- such additional risks and uncertainties as are detailed from time to time in the Company's reports and filings with the Securities and Exchange Commission (the "SEC").

GENERAL  DEVELOPMENT  OF  BUSINESS
Measurement Specialties, Inc. ("MSI") and its wholly owned subsidiaries, Measurement Limited ("ML") and Jingliang Electronics (Shenzhen) Co. Ltd. ("JL"), collectively referred to as the "Company," designs, develops, produces, and sells electronic sensors and sensor based consumer products. The Company, founded in 1981, has been manufacturing products of its own design since 1986. These products employ a robust, core technology based on micromachining (the three-dimensional sculpting of silicon), which permits accurate and efficient measurement, resolution and display of ranges of distance, motion, force, pressure or temperature. The Company targets high volume, low cost product opportunities in two principal business segments: sensors and consumer.

DESCRIPTION  OF  BUSINESS
The Company's Consumer Products segment, accounting for 81 percent of revenues, comprises bath scales, kitchen scales, tire pressure gauges, and distance measuring devices which are sold, directly and through manufacturers' representatives, to United States and European retail merchandisers and distributors. These products feature contemporary designs, high-contrast liquid crystal displays, and factory-installed lithium batteries which are intended to last for the lives of the products. The Company was one of the first to utilize "life-time" lithium batteries in its area of consumer products. This feature is highly valued by consumers as it provides lower cost and greater convenience over the life of the products. The Company markets several bath scale models under its "Thinner" TM brand, kitchen scales under its "Portion Power" TM brand, postal scales under its "Postal Power" TM brand, tire pressure gauges under its "AccuTire" TM brand, and distance measuring devices under its "AccuTape" TM brand. Products also are sold under private labels. In 1995, the Company released a new bath scale model, designed with a tempered glass platform and employing its "Sensor Disc" TM technological advance, which eliminated levers, and other metal parts typically employed in consumer scales. The glass scale and other "Sensor Disc" line extensions have become the Company's leading products.

For the Consumer Products segment, revenues are concentrated in distributors and retailers of consumer products in both United States and Europe. The Company has two Consumer Products segment customers who account for more than 10% of consolidated net sales. Korona Haushaltswaren GmbH, a German distributor of diversified housewares, accounted for 20 percent, 31 percent and 36 percent of total net sales for the years ended March 31, 1999, 1998 and 1997, respectively, and 5 percent and 16 percent of total accounts receivable at March 31, 1999and 1998 respectively. Sunbeam Corp. (Health o meter), a United States manufacturer and distributor of electric housewares, accounted for 17 percent, 18 percent, and 16 percent of total net sales for the years ended March 31, 1999, 1998, and 1997, respectively, and 9 percent and 14 percent of total accounts receivable as of March 31, 1999 and 1998 respectively.

Within the Consumer segment, a large and growing portion of revenue is derived from promotional activity. Promotions are large events occurring over a relatively short period of time when retailers heavily promote products. The timing of promotions may significantly influence sales for a given period.

Orders for consumer products are characterized by short lead times and seasonal effects on volume. Additionally, production generally slows in February, when ML, JL, and suppliers suspend operations in China and Hong Kong for the Lunar New Year holiday. Accordingly, the Company's backlog and revenues ordinarily fluctuate during the year. Backlog, which consists only of orders believed to be firm, and shipped within the next twelve months, approximated $11.5 million at March 31, 1999 and $4.4 million at March 31, 1998. Substantially all the backlog at March 31, 1999 is expected to be filled within the fiscal year ending March 31, 2000, although no assurance can be given. The dollar amount of backlog orders is not necessarily indicative of the results that may be expected for an ensuing fiscal period.

Consumer products are marketed under warranties to end users of up to ten years. The Company provides for estimated product warranty obligations at the time of sale, based on its warranty claims experience. This estimate is susceptible to changes in the near term based on introductions of new products, product quality improvements, and changes in end user behavior. The Company has a continuous quality improvement program which, over the past several years, has resulted in significantly improved quality levels. JL has received certification of its conformity with the International Standards Organization ("ISO") 9002 Quality System Standard.

For the Sensors segment, sensors are sold, directly, and through manufacturers' representatives, principally to industrial customers for pressure instrumentation and process control applications. The Company produces a line of low cost, high output, stainless steel isolated pressure transducers using its silicon strain gauge sensors. These compact pressure transducers, which transmit measurements to systems, feature a pressure port, and sensing diaphragm which are machined from a single piece of stainless steel, making them well-suited for demanding environments, including pumps and compressors, hydraulic and pneumatic systems, energy and water management.

In August, 1998 the Company acquired certain assets and assumed certain liabilities of the Sensors Division of AMP Incorporated (PiezoSensors). PiezoSensors designs, manufactures, and markets piezoelectric polymer sensors for industrial, consumer and instrumentation applications. These sensors are manufactured by melting polymer, stretching it into sheets of film, heating it, and passing the material through a high-voltage field while hot. This charge forces the atoms to align in a single direction. When physical force is applied to this film, the position of the atoms is disturbed causing the generation of an electrical charge. Conversely, applying a voltage to the completed sensor will cause the film to bend.

To limit credit risk, the Company evaluates the financial condition of customers to whom credit is extended. The Company generally does not require customers to furnish collateral, though certain foreign customers furnish letters of credit.

PRODUCT  RESEARCH  AND  DEVELOPMENT
The markets for the Company's products are characterized by frequent introductions of competitive products and pricing pressures. Many of the Company's competitors are larger than the Company and have achieved market acceptance of their product lines. The Company has competed successfully on the basis of its product designs, features, and value. Accordingly, reliance is placed on research and development of new products, line extensions, and technological, quality, and other continuous product improvements. There can be no assurance that the Company will enjoy continued success in these efforts. Research and development expenses, net of customer funding, aggregated $1.8 million for 1999, $2.0 million for 1998, and $1.8 million for 1997.

The Company's core technology employs specialized electronic components known as micromechanical transducers, and application specific integrated circuits ("ASICs"). Transducers transform measurable phenomena into analog electronic signals which the ASICs convert to digital signals, for processing in proprietary circuitry. Calibration is achieved using specialized equipment and software developed by the Company. The Company holds patents for certain applications of its core technology in the measurement of force, pressure, distance, and temperature. Additionally, pursuant to an agreement with the fabricator of its ASICs, the Company holds an irrevocable license to the fabricator's related proprietary software under the Semiconductor Chip Protection Act of 1984. However, the Company has not obtained patents for all its innovations, nor does it plan to do so.

Certain of the Company's manufacturing processes requires the use of minute quantities of chemicals identified by the Environment Protection Agency as hazardous. The Company uses its best efforts to handle, store and dispose of these materials in a safe and environmentally sound manner, in accordance with federal, state and local regulations.

FOREIGN  OPERATIONS
The Company manufactures the substantial majority of its sensor products, and most of its sensor subassemblies used in its consumer products, in leased premises located in Shenzhen, China. Sensors are also manufactured at the Company's Pennsylvania facility and small production runs are completed at its research facility in Virginia. Additionally, control of the primary subcontractor, certain key management, sales and support activities are conducted at leased premises in Hong Kong. Substantially all the Company's consumer products are assembled in China, primarily by a single supplier, River Display, Ltd. ("RDL"), although the Company is utilizing alternative Chinese assemblers. There are no agreements which would require the Company to make minimum payments to RDL, nor is RDL obligated to maintain capacity available for the Company's benefit, though the Company accounts for a significant portion of RDL's revenues. Additionally, most of the Company's products contain key components that are obtained from a limited number of sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond the Company's control, including political and other uncertainties regarding Hong Kong and China.

The Chinese government has continued to pursue economic reforms hospitable to foreign investment and free enterprise, although, the continuation and success of these efforts is not assured. The Company's operations could be adversely affected by changes in Chinese laws and regulations, including those relating to taxation and currency exchange controls, by the imposition of economic austerity measures intended to reduce inflation, and by social and political unrest. The United States has considered revoking China's most favored nation ("MFN") tariff status in connection with controversies over the protection of human rights and intellectual property rights, among other things. The loss of MFN could adversely affect the cost of goods imported into the United States. Additionally, if China does not join the World Trade Organization ("WTO"), the Company may not benefit from the lower tariffs and other privileges enjoyed by competitors located in countries that are members of the WTO.

Sovereignty over Hong Kong reverted to China on July 1, 1997. The 1984 Sino-British Joint Declaration, the 1990 Basic Law of Hong Kong, the 1992 United States-Hong Kong Policy Act and other agreements provide some indication of the business climate the Company believes will continue to exist in Hong Kong after this change in sovereignty. Hong Kong remains a Special Administrative Region ("SAR") of China, with certain autonomies from the Chinese government. Hong Kong is a full member of the WTO. It has separate customs territory from China, with separate tariff rates and export control procedures. It has a separate intellectual property registration system. The Hong Kong dollar is legal tender in the SAR, freely convertible and not subject to foreign currency exchange controls by China. The SAR government has sole responsibility for tax policies, though the Chinese government must approve the SAR's budgets. Notwithstanding the provisions of these international agreements, the continued stability of political, legal, economic or other conditions in Hong Kong cannot be assured.
No treaty exists between Hong Kong and the United States providing for the reciprocal enforcement of foreign judgments. Accordingly, Hong Kong courts might not enforce judgments predicated on the federal securities laws of the United States, whether arising from actions brought in the United States or, if permitted, in Hong Kong.

Generally, the Company's revenues are priced in United States dollars and its costs and expenses are priced in United States dollars, Hong Kong dollars and Chinese renminbi. Accordingly, the competitiveness of Company's products relative to locally produced products may be affected by the performance of the United States dollar compared with that of its foreign customers' currencies. Foreign sales comprised 38 percent, 44 percent and 51 percent of revenues for the years ended March 31, 1999, 1998, and 1997, respectively. Additionally, the Company is exposed to foreign currency transaction and translation losses which might result from adverse fluctuations in the values of the Hong Kong dollar and the renminbi. At March 31, 1999, the Company had net assets of $0.2 million subject to fluctuations in the value of the Hong Kong dollar and net assets of $0.8 million subject to fluctuations in the value of the renminbi. Fluctuations in the value of the Hong Kong dollar have not been significant since October 17, 1983, when the Hong Kong government pegged the value of the Hong Kong dollar to that of the United States dollar. However, there can be no assurance that the value of the Hong Kong dollar will continue to be tied to that of the United States dollar. China adopted a floating currency system on January 1, 1994, unifying the market and official rates of foreign exchange. China approved current account convertibility of the renminbi on July 1, 1996, followed by formal acceptance of the International Monetary Fund's Articles of Agreement on December 1, 1996. These regulations eliminated the requirement for prior government approval to buy foreign exchange for ordinary trade transactions, though approval is still required to repatriate equity or debt, including interest thereon. As a result of these actions, the net inflow of capital into China and government steps to restrict credit for the purpose of controlling inflation, the value of the renminbi has been fairly stable, although inflation has persisted. However, there can be no assurance that these currencies will remain stable or will fluctuate to the Company's benefit. To manage its exposure to these risks, the Company may, though to date it has not, purchase currency exchange forward contracts, currency options or other derivative instruments, provided such instruments can be obtained at suitable prices.

HEADCOUNT
At March 31, 1999, the Company employed 392 persons, compared with 289 persons at March 31, 1998: 96 employees in the United States (46 for 1998), 8 employees in Hong Kong (20 for 1998) and 288 employees in China (233 for 1998). Employees are not covered by collective bargaining agreements. The Company considers its global labor practices and employee relations to be good.

Item  2.     Properties

MSI's headquarters, United States sales office and distribution warehouse, and certain design engineering facilities are located in a 19,000 square foot facility in Fairfield, New Jersey, under an operating lease expiring in June 2000. The Company leases 61,000 square feet in Valley Forge, PA for the development and manufacture of piezoelectric sensors, and sales and marketing for the Sensors Division. The operating lease for this facility expires in January 2001. Additional design engineering, related to the Company's industrial pressure sensor products, is conducted in a 3,000 square foot facility in Newport News, Virginia under an operating lease expiring in November 2001.

JL occupies a 45,000 square foot facility in Shenzhen, the Special Economic Zone in China's Guangdong Province, under an operating lease expiring in February 2002. This location contains the Company's China facilities for production engineering, quality assurance, and certain manufacturing operations.

ML occupies a 1,500 square foot facility in Tsimshatsui, in Hong Kong's New Territories, under an operating lease expiring in February 2000. This location contains the Company's Hong Kong sales office and facilities for sale and certain manufacturing support activities.

These  premises  are suitable and adequate for the Company's present operations.

Item  3.     Legal  Proceedings

The Company is involved in various proceedings that are incidental to the normal course of business. The Company does not expect that any of the proceedings will have a material adverse effect on the Company's financial position or results of operations.

In December 1998, KIH Kommunikations Industrie Holding AG and PAT Traffic Control Corporation (together "KIH") filed a complaint in the United States District Court for the Eastern District of Pennsylvania naming the Company as defendant. The claim alleged, among other things, the Company infringed certain patents owned by KIH in the production and sale of certain traffic sensors, a product line acquired in connection with the PiezoSensors acquisition. The complaint requested unspecified damages as well as an injunction. The Company's potential liability from the action is limited to shipments of traffic sensor products after the PiezoSensors acquisition, and under the terms of the agreement under which that acquisition was made, the Company has obtained specific indemnification for liability as a result of such action (including costs) in an amount which management believes is adequate. Subsequent to March 31, 1999 the parties reached an agreement in principle and the litigation conditionally was withdrawn. The resolution of this matter did not have a material adverse effect on the Company's financial position or results of operations.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to a vote of security holders during the fiscal quarter ended March 31, 1999.

PART  II

Item  5.     Market  for  Registrant's  Common  Equity  and  Related Stockholder
Matters

The Company's common stock, no par value, is traded on the American Stock Exchange (ticker symbol MSS). At June 9, 1999, the Company's transfer agent reported that there were 110 record holders of common shares, excluding beneficial owners whose shares are held in the names of various dealers and clearing agencies. The Company does not know the number of beneficial holders of its common shares.

High  and  low  sales  prices  for  the  last  two  fiscal  years  were:

FISCAL QUARTER ENDED  HIGH  LOW
--------------------  ----  ----
June 30, 1997. . . .  4.75  3.63
September 30, 1997 .  4.50  3.38
December 31, 1997. .  4.50  3.69
March 31, 1998 . . .  4.00  3.25
June 30, 1998. . . .  4.25  2.94
September 30, 1998 .  3.50  2.25
December 31, 1998. .  4.38  2.75
March 31, 1999 . . .  8.00  4.25

The Company has not declared cash dividends on its common equity. Management expects that earnings which may be generated from the Company's near-term operations will be substantially reinvested and that, accordingly, dividends may not be paid to common shareholders in the short term. Additionally, the payment of dividends is subject to the consent of a bank with which the Company has a revolving credit agreement.

At present, there are no material restrictions on ML's ability to transfer funds to MSI in the form of cash dividends, loans, advances or purchases of materials, products or services. JL's distribution and repatriation of dividends to ML or MSI are restricted by Chinese laws and regulations.

Item  6.     Selected  Financial  Data

(Amounts  in  thousands  except  per  share  amounts)

YEARS ENDED MARCH 31,                         1999     1998     1997     1996     1995
-------------------------------------------  -------  -------  -------  -------  -------
Sales . . . . . . . . . . . . . . . . . . .  37,596   29,278   25,004   23,060   17,039

Results of Operations
  Net Income. . . . . . . . . . . . . . . .   1,729      777    1,175      987      334

Net cash provided by (used in):
  Operating activities. . . . . . . . . . .   3,474    1,722     (531)     880      417
  Investing activities. . . . . . . . . . .  (4,993)  (1,036)    (757)    (829)    (444)
  Financing activities. . . . . . . . . . .   3,927     (612)     768        5       22

Basic earnings per common share(1):
  Net income. . . . . . . . . . . . . . . .    0.48     0.22     0.33     0.28     0.09

Diluted earnings per common share(1):
  Net income. . . . . . . . . . . . . . . .    0.46     0.21     0.33     0.27     0.09

Cash dividends declared per common share. .  NONE     None     None     None     None

AS OF MARCH 31,
-------------------------------------------
  Total assets. . . . . . . . . . . . . . .  18,535   10,217    9,234    6,920    5,623
  Long term debt, net of current maturities   3,250       21      778   None     None

(1)     Amounts  for the years ended March 31, 1997, 1996 and 1995 have been restated to conform  to  SFAS  128
(2)     Item  7.     Management's  Discussion and Analysis of Financial Condition and
        Results of Operations

                              RESULTS OF OPERATIONS

The Company operates on a Fiscal year, ending March 31. The Company's revenues and profits increased from 1999 versus 1998, with record sales and net income achieved for 1999. Net sales for 1999, 1998 and 1997 were $37.6 million, $29.3 million and $25.0 million, respectively. Net income for 1999, 1998 and 1997 was $1.7 million or $0.46 per share diluted, $0.8 million or $0.21 per share diluted, and $1.2 million or $0.33 per share diluted, respectively. Results for 1999 include the acquisition of Sensors Division of AMP Incorporated (PiezoSensors), which was acquired on August 14, 1998. PiezoSensors is the world leader in designing, manufacturing, and marketing piezoelectric polymer sensors for industrial, consumer and instrumentation applications. The acquisition is accounted for as a purchase; accordingly, the financial statements include operations from the date of acquisition.

The Company has two reportable segments: Sensors and Consumer Products. The Sensor segment designs, manufactures, markets and sells sensors for Original Equipment Manufacture (OEM) applications and includes the Company's "MSP" piezoresistive transducer and Piezoelectric product lines. The Consumer Products segment designs, manufactures, markets, and sells sensor based consumer products. Consumer Products include bath, kitchen, and other scales, tire pressure gauges and distance estimators. The Consumer Products segment primarily utilizes the same piezoresistive technology contained in the Sensors segment MSP product line, allowing for efficiencies of development and manufacturing.

Sales in the Consumer Products segment grew 11% in 1999 to $30.5 million compared to $27.0 million in 1998 and $23.1 million in 1997. Bath scale sales to U.S. direct and OEM customers increased 30% compared with 1998 after increasing 18% in 1998 versus 1997. The increase is attributable expansion of product offering as well as strong consumer spending. Other consumer product sales increased by 23% in 1999 versus 1998 due in part to strong promotions in food scales and large scale distribution low priced postal scales. For 1998, other the consumer products grew 61% as a result of growth in the Company's tire pressure gauge. European sales were flat for 1999 versus 1998 due to the impact of changes in the buying pattern of the Company's major German distributor, and increased competition in the European market, offset by expansion outside of Germany. For 1998 European sales were flat compared to 1997. The Company is expanding its European business with other distributors, and expects sales to increase in Fiscal 2000. It is not practicable to determine the extent to which revenues from continuing products were affected by changes in prices or unit volumes for these years.

The Company has two Consumer Products customers who account for more than 10% of total net sales. Sunbeam Corp. (Health o meter), a United States manufacturer and distributor of electric housewares, accounted for 17 percent of total net sales for 1999 compared with 18 percent in 1998, and 16 percent in 1997. Korona Haushaltswaren GmbH, a German distributor of diversified housewares, accounted for 20 percent, 31 percent, and 36 percent of total net sales for 1999, 1998, and 1997, respectively. Foreign customers accounted for approximately 38 percent, 44 percent, and 51 percent of revenues for 1999, 1998, and 1997, respectively. Substantially all revenues are priced in United States dollars. Accordingly, the competitiveness of Company's products relative to locally produced products may be affected by the performance of the United States dollar compared with that of its foreign customers' currencies, although the Company's cost reduction programs have allowed products to be competitively priced.

Sales of the Company's Sensor segment increased 208% to $7.1 million in 1999 versus $2.3 million in 1998 and $1.9 million in 1997. The increase in sales is a result of the August, 1998 acquisition of PiezoSensors.

Gross profit and gross profit percentage increased year-over-year for both 1998 and 1997. Gross profit was $15.1 million (40% of net sales) for 1999, $10.4 million (35% of net sales) for 1998, and $8.6 million (34% of net sales) for 1997. These changes in 1999 were affected primarily by increased volume, changes in product mix toward higher margin Sensor products, and manufacturing cost reductions.

Selling, general and administrative ("S,G&A") expenses increased in 1999 compared to 1998 and 1997. These expenses were $10.6 million (28% of net sales) for 1999, $7.5 million (26% of net sales) for 1998, and $6.1 million (24% of net sales) for 1997. In 1999, S,G&A expenses increased from 1998 due to the PiezoSensor acquisition, increased U.S. sales which carry higher freight and commission costs, expansion of the sales and marketing group, and investments in infrastructure (both people and information technology related) to support the continued growth.

Research and development expenses, net of customer funding, were $1.8 million (5% of net sales) for 1999, $2.0 million (7% of net sales) for 1998, and $1.7 million (7% of net sales) for 1997. Excluding customer funding, research and development expenses were $2.9 million (8% of net sales) for 1999, $2.0 million (7% of net sales), and $1.8 million (7% of net sales). The increase in expenses excluding customer funding is primarily due to the PiezoSensors acquisition, partially offset by additional design work being performed in lower cost Far East locations. The Sensor segment receives substantial funding from customers for development projects, amounting to $1.1 million in 1999 versus $0 in 1998 and $0.1 million in 1997. The increase in customer funding for 1999 more than offset the additional expenses associated with the PiezoSensors acquisition and automotive related development projects. The Company's revenue growth is likely to continue to rely on expansion of its product lines. Accordingly, research and development expenses will continue to be significant, although, it is anticipated these expenses as a percentage of net sales will continue to decline.

For 1999, the Company's effective tax rate was 25.5%, which is lower than the Federal and state statutory rates of approximately 40% due primarily to lower tax rates on foreign earnings. In 1998, the Company's effective tax rate was 11.6%, primarily as a result of lower tax rates on foreign earnings as well as a $0.1 million reduction in the valuation reserve related to the alternative minimum tax credit carryforward. The effective tax rate increased in 1999 as a result of higher domestic earnings. For 1997, the Company reported a net tax benefit of $0.4 million, reflecting reductions in the previously established valuation allowance for deferred tax assets. While substantially all deferred tax benefits at March 31, 1999 are expected to be realized, the amounts realizable could be reduced in the near term if future taxable income is lower than estimated or if there are differences in the timing or amount of future reversals of taxable temporary differences.

Deferred income taxes are not provided on the Subsidiaries' undistributed earnings, which approximated $2.0 million at March 31, 1999, because those earnings are expected to be permanently reinvested. Distribution, in the form of dividends or otherwise, would subject the Subsidiaries' earnings to United States income taxes, subject to an adjustment for foreign tax credits. Determination of the amount of unrecognized deferred United States income tax liability is not practicable because of the complexities associated with its hypothetical calculation. Pursuant to current Chinese tax policies, JL qualifies for a special state corporate tax rate of 15 percent. However, because JL has agreed to operate in China for a minimum of ten years, a full tax holiday (which expired on March 31, 1998) was available for two years, and a 50 percent tax rate reduction to 7.5 percent is available through March 31, 2001. After the expiration of the tax holiday, JL is expected to qualify for a reduction of the tax rate to 10 percent, provided it exports a minimum of 70 percent of its production. The Hong Kong corporate tax rate, at which ML's earnings are taxed, is 16.5 percent. The continuation of favorable tax rates in China and Hong Kong cannot be assured.

The Company manufactures the substantial majority of its Sensor products, and most its sensor subassemblies used in its consumer products, in leased premises located in Shenzhen, China. Sensors are also manufactured at the Company's Pennsylvania facility and small production runs are completed at its research facility in Virginia. Additionally, control of the primary subcontractor, certain key management, sales and support activities are conducted at leased premises in Hong Kong. Substantially all the Company's consumer products are assembled in China, primarily by a single supplier, River Display, Ltd. ("RDL"), although the Company is utilizing alternative Chinese assemblers. There are no agreements which would require the Company to make minimum payments to RDL, nor is RDL obligated to maintain capacity available for the Company's benefit, though the Company accounts for a significant portion of RDL's revenues. Additionally, most of the Company's products contain key components are obtained from a limited number of sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond the Company's control, including political and other uncertainties regarding Hong Kong and China.

The Chinese government continues to pursue economic reforms hospitable to foreign investment and free enterprise, although the continuation and success of these efforts is not assured. The Company's operations could be adversely affected by changes in Chinese laws and regulations, including those relating to taxation and currency exchange controls, by the imposition of economic austerity measures intended to reduce inflation and by social and political unrest. Revocation by the United States of China's most favored nation tariff status could adversely affect the cost of goods imported into the United States. Additionally, if China does not join the World Trade Organization ("WTO"), the Company may not benefit from the lower tariffs and other privileges enjoyed by competitors.

During the period 1997 through 1999, the Company significantly reduced the workforce in Hong Kong and converted the operation from a manufacturing and engineering entity to one focused on sales, marketing and control of subcontractors. Sovereignty over Hong Kong reverted to China on July 1, 1997. The 1984 Sino-British Joint Declaration, the 1990 Basic Law of Hong Kong, the 1992 United States-Hong Kong Policy Act and other agreements provide some indication of the business climate the Company believes will continue to exist in Hong Kong in the future. Hong Kong is a Special Administrative Region ("SAR") of China, with certain autonomies relating to international trade, intellectual and other property rights, foreign currency exchange and taxation. Notwithstanding the provisions of these international agreements, the continued stability of political, legal, economic or other conditions in Hong Kong cannot be assured.

The Company's costs and expenses are priced in United States dollars, Hong Kong dollars and Chinese renminbi. Accordingly, the Company is exposed to foreign currency transaction and translation losses which might result from adverse fluctuations in the values of the Hong Kong dollar and the renminbi. At March 31, 1999, the Company had net assets of $0.2 million subject to fluctuations in the value of the Hong Kong dollar; and net assets of $0.8 million subject to fluctuations in the value of the Chinese Renminbi. Past fluctuations in the values of these foreign currencies have not had a material effect on the Company's business. However, there can be no assurance that these currencies will remain stable or will fluctuate to the Company's benefit. To manage its exposure to these risks, the Company may, though to date it has not, purchase currency exchange forward contracts, currency options or other derivative instruments, provided such instruments can be obtained at suitable prices.

The Company believes that inflation has not had a material effect on its business. The Company competes on the basis of its product designs, features and value. Accordingly, its revenues generally have kept pace with inflation, notwithstanding that inflation in the Subsidiaries' locations have been consistently higher than that in the United States. The Company has ongoing cost reduction programs, resulting in improved competitiveness and gross margins. Increases in labor costs have not had a significant impact on the Company's business because most of the Company's employees are in China, where prevailing labor costs are low. Additionally, the Company believes that while it has not experienced any significant increases in materials costs such increases are likely to affect the entire electronics industry and, accordingly, may not have a significant adverse effect on the Company's competitive position.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company continues to have adequate resources for its financing requirements, which have been concentrated in the working capital needs of its operations, including significant research and development, and capital expenditures. For 1999, cash increased by $2.4 million, as operating activities generated $3.5 million and investing activities used $5.0 million (including $4.0 million funding of the PiezoSensors acquisition). Financing activities, principally borrowings under the Company's term loan and bank line of credit, net of repayments, and proceeds from exercise of stock options, generated $3.9 million in 1999. For 1998, cash increased by $0.1 million primarily from net income and depreciation, offset by capital expenditures.

The Company's working capital increased by $2.3 million in 1999 reflecting the revenue and profitability increase and PiezoSensors acquisition. Backlog approximated $11.5 million at March 31, 1999, compared with $4.4 million a year earlier. The dollar amount of backlog orders is not necessarily indicative of the results that may be expected for an ensuing fiscal period. Orders for consumer products are characterized by short lead times and, accordingly, revenues and backlog will continue to fluctuate from period to period. As a result of the strong backlog and incoming customer orders, the Company expects sales to increase to $47 million for the year ended March 31, 2000, with a substantial increase in the First Quarter ended June 30, 1999 versus the prior year.

Capital expenditures for 1999 continued to be driven mainly by new product introductions and technologies as well as investments in computer hardware and software. Production equipment was installed at MSI's engineering center in Virginia and at JL, to expand their capabilities for development and production of industrial pressure transducers and consumer product subassemblies. JL also further improved its leased facility. The growth of consumer product line extensions resulted in additional spending, by ML, on new product tooling for use by subcontractors. MSI and JL purchased computer hardware and software to improve engineering and office productivity. The Company expects such capital spending to continue, in line with expansions of its product lines and staff size. Additionally, the future success of the Company's Sensor segment could necessitate significantly larger expenditures for production equipment. There were no material commitments for capital expenditures at March 31, 1999.

During the year, the Company financed its requirements, excluding the PiezoSensors acquisition, with internally generated cash, accounts payable and bank borrowings. RDL, the Company's principal supplier, assembles substantially all the Company's consumer products. While the Company furnishes RDL with the proprietary subassemblies required in its products, RDL purchases many other components from third parties on the Company's behalf, reducing the Company's need to finance certain raw materials through their conversion to finished inventories. RDL is not required to maintain capacity available for the Company's benefit, nor is the Company obligated to make minimum payments to RDL.

In August, 1998 the Company renegotiated its bank line of credit. The new agreement increased the maximum amount available from $3.3 million to $5.0 million until October 30, 1999 and $4.0 million thereafter until the agreement's expiration on September 30, 2000. Borrowings bear interest at a maximum of the lesser of the bank's prime rate plus 1.25% or the Eurodollar rate plus 2.75% (8% as of March 31, 1999). As a result of achieving certain financial ratios in 1999, the rate decreases to the lesser of the bank's prime rate plus 0.125% or a Eurodollar rate plus 2.0% (7.25% as of March 31, 1999). The agreement requires annual payment of a commitment fee of 0.25 percent of the unutilized available balance. Borrowings are limited to the sum of eligible Accounts Receivable and Inventory and are collateralized by a senior security interest in substantially all the Company's assets. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limit its capital expenditures, and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures. At March 31, 1999 $0 was outstanding under the bank line of credit.

In connection with the acquisition of PiezoSensors, the Company entered into a $4.0 million term loan agreement with the Company's principal bank. As of March 31, 1999 $3,800 was outstanding under the term loan. The term loan bears interest at the Eurodollar rate plus 3.0% (8.25% as of March 31, 1999). The term loan requires quarterly repayments in the following remaining annual amounts:

      Fiscal Year  Principal Repayments

2000          550
2001          800
2002          950
2003        1,000
2004          500

Additional principal payments are required if the Company's cashflow exceeds certain levels and security for the loan falls below the sum of the outstanding term loan and the total bank line of credit. The term loan is collateralized by a senior security interest in substantially all the Company's assets. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limit its capital expenditures, and advances to subsidiaries, and requires the bank's consent for the payment of dividends, acquisitions or divestitures

As a hedge of its interest rate risk associated with the term loan, the Company has entered a Rate Swap Transaction (Swap) with the same bank through August 1, 2002. Additional payments required pursuant to the Swap for 1999 were not material. The swap has an initial notional amount of $3.5 million with a fixed rate of 8.32%. The amortization of the Swap is as follows:

      Fiscal Year  Annual Amortization
2000          900
2001          700
2002          900
2003        1,000

The carrying amount of both outstanding indebtedness and the Swap approximate their fair value because, in the opinion of management, the borrowing rates approximate market.

From time to time, export letters of credit received from foreign customers are discounted, with recourse, with ML's banks in Hong Kong. At March 31, 1999, ML was not contingently liable for any discounted letters of credit pending collection by the banks.

Significant expansion of the Company's operations may require additional resources. It is the Company's intention to enhance its internal growth with strategic acquisitions. The Company believes that suitable resources for expansion of its working capital requirements would be available, though no assurance can be given. Additional acquisitions most likely will require other forms of financing.

The Company has not declared cash dividends on its common equity. Management expects that earnings which may be generated from the Company's near-term operations will be substantially reinvested and that, accordingly, dividends may not be paid to common shareholders in the short term. Additionally, the payment of dividends is subject to the consent of a bank with which the Company has a revolving credit agreement.

At present, there are no material restrictions on ML's ability to transfer funds to MSI in the form of cash dividends, loans, advances or purchases of materials, products or services. JL's distribution and repatriation of dividends to ML or MSI are restricted by Chinese laws and regulations, including currency exchange controls. At March 31, 1999, JL's restricted net assets approximated $1.6 million.

In  June,  1998,  the  Financial  Accounting Standards Board issued Statement of
Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments." The statement, which is effective for financial years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company believes that adoption of SFAS 133 will not have a material impact on its financial position or results of operations.


THE  YEAR  2000  ISSUE

The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If uncorrected, this could result in a major system failure or miscalculations.

The Company's significant business computer systems have been upgraded, tested and are believed to be compliant. The cost of these upgrades was not material. Communications with suppliers and customers that interface with the Company's business systems will continue throughout 1999 to try to assure there is not a significant impact on the Company's operations. Based upon communications with customers, and review of publically available information, the Company believes its major suppliers and customers have either substantially achieved or have active programs to achieve Year 2000 compliance.

None of the Company's products have date-sensitive software or embedded chips and accordingly the Year 2000 issue is not applicable to products we sell.

The Company believes that it has an effective program to resolve the Year 2000 issue in a timely manner. Because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should the Company or its trading partners fail to complete all Year 2000 plans and become completely Year 2000 compliant. The current assessment is that such costs and failure of compliance efforts would not have a material adverse effect. The Company believes that the most likely risks of serious Year 2000 business disruption are external in nature, including disruption of utility and transportation services, customers' non-compliance, and disruptions in the general economy.

Because the Company expects to be compliant for all business-critical systems, no contingency plans have been established at this time. The Company will reevaluate its readiness throughout calendar 1999 and determine what, if any, contingency plans are required at that time.

FORWARD-LOOKING  STATEMENTS

Any statements in this report, which discuss the Company's expectations, intentions and strategies for the future, are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements may be identified by such words or phrases as "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project" or similar expressions. These statements are based on information available to the Company on the date of this report and the Company assumes no obligation to update them. Several factors could cause future results to differ materially from those expressed in any forward looking statements in this report including, but not limited to:
- timely development, market acceptance and warranty performance of new products
-     impact  of  competitive  products  and  pricing
-     continuity  of  bookings  trends
-     customers'  financial  condition
-     continuity  of  sales  to  major  customers
- interruptions of suppliers' operations affecting availability of component materials at reasonable prices
-     potential  emergence  of  rival  technologies
-     success  in identifying, financing, and integrating acquisition candidates
-     fluctuations  in  foreign  currency  exchange  rates
- ability of material suppliers or key customers of the Company to reduce or eliminate risks to their businesses or operations arising from the year 2000 issue
-     uncertainties  of  doing  business  in  China  and  Hong  Kong
- such additional risks and uncertainties as are detailed from time to time in the Company's reports and filings with the Securities and Exchange Commission (the "SEC").
Item  7A.     Quantitative  and  Qualitative  Disclosures  About  Market  Risk

The Company is exposed to a certain level of foreign currency exchange risk and interest rate risk, its exposure to commodity price risk is not material.

FOREIGN  CURRENCY  RISK
Generally, the Company's revenues are priced in United States dollars and its costs and expenses are priced in United States dollars, Hong Kong dollars and Chinese renminbi. Accordingly, the competitiveness of Company's products relative to locally produced products may be affected by the performance of the United States dollar compared with that of its foreign customers' currencies. Foreign sales comprised 38 percent, 44 percent and 51 percent of revenues for the years ended March 31, 1999, 1998, and 1997, respectively. Additionally, the Company is exposed to foreign currency transaction and translation losses which might result from adverse fluctuations in the values of the Hong Kong dollar and the renminbi. At March 31, 1999, the Company had net assets of $0.2 million subject to fluctuations in the value of the Hong Kong dollar and net assets of $0.8 million subject to fluctuations in the value of the renminbi. Fluctuations in the value of the Hong Kong dollar have not been significant since October 17, 1983, when the Hong Kong government pegged the value of the Hong Kong dollar to that of the United States dollar. However, there can be no assurance that the value of the Hong Kong dollar will continue to be tied to that of the United States dollar. China adopted a floating currency system on January 1, 1994, unifying the market and official rates of foreign exchange. China approved current account convertibility of the renminbi on July 1, 1996, followed by formal acceptance of the International Monetary Fund's Articles of Agreement on December 1, 1996. These regulations eliminated the requirement for prior government approval to buy foreign exchange for ordinary trade transactions, though approval is still required to repatriate equity or debt, including interest thereon. As a result of these actions, the net inflow of capital into China and government steps to restrict credit for the purpose of controlling inflation, the value of the renminbi has been fairly stable, although inflation has persisted. However, there can be no assurance that these currencies will remain stable or will fluctuate to the Company's benefit. To manage its exposure to these risks, the Company may, though to date it has not, purchase currency exchange forward contracts, currency options or other derivative instruments, provided such instruments can be obtained at suitable prices.

INTEREST  RATE  RISK
As described under the caption "Liquidity and Capital Resources" in Item 7 hereof, the Company has entered into a US $4.0 million term loan, which bears interest at the Eurodollar rate plus 3.0% (8.25% as of March 31, 1999).

Such term loan requires quarterly repayments in the following remaining annual amounts:

      Fiscal Year  Principal Repayments
2000          550
2001          800
2002          950
2003        1,000
500
2004

As a hedge of its interest rate risk associated with the term loan, the Company has entered a Rate Swap Transaction (Swap) with the same bank through August 1, 2002. Additional payments required pursuant to the Swap for 1999 were not material. The swap has an initial notional amount of $3.5 million with a fixed rate of 8.32%.

The  amortization  of  the  Swap  is  as  follows:

      Fiscal Year  Annual Amortization
2000          900
2001          700
2002          900
2003        1,000

As noted in Item 7 hereof, US $3.8 million was outstanding under this term loan as of March 31, 1999.

As also noted under the caption "Liquidity and Capital Resources" in Item 7 hereof, in August, 1998 the Company renegotiated its bank line of credit. The new agreement increased the maximum amount available from $3.3 million to $5.0 million until October 30, 1999 and $4.0 million thereafter until the agreement's expiration on September 30, 2000. Borrowings bear interest at a maximum of the lesser of the bank's prime rate plus 1.00% or a Eurodollar rate plus 2.75% (8% as of March 31, 1999). As a result of achieving certain financial ratios in 1999, the rate decreases to the lesser of the bank's prime rate plus 0.125% or a Eurodollar rate plus 2.0% (7.25% as of March 31, 1999). The agreement requires annual payment of a commitment fee equal to 0.25 percent of the unutilized available balance. Borrowings are limited to the sum of eligible Accounts Receivable and Inventory and are collateralized by a senior security interest in substantially all the Company's assets. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures. At March 31, 1999 $0 was outstanding under the bank line of credit The Company has not entered into any interest rate risk management agreements related to such bank line of credit.

The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and long term debt. For debt obligations, the table presents principal cash flows and the related swaps and long term debt. For debt obligations, the table presents principal cash flows and the related weighted average interest rates (experienced during the year ended March 31, 1999) by maturity date. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates.

                                         March 31, 1999
                                     Expected Maturity Date
                                     ----------------------

                          2000   2001   2002    2003   2004
                          -----  -----  -----  ------  -----
Long-term debt:
    Variable Rate. . . .   550    800    950   1,000    500
   Average Interest Rate  8.18%  8.18%  8.18%   8.18%  8.18%
Interest Rate Swaps:
   Fixed to variable . .   900    700    900   1,000      -
  Average Pay Rate . . .  8.32%  8.32%  8.32%   8.32%  8.32%
  Average Receive Rate .  8.18%  8.18%  8.18%   8.18%  8.18%

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

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

None

PART  III

Item  10.     Directors  and  Executive  Officers  of  the  Registrant

 The information required by this item is incorporated by reference from the information under the caption "Management" contained in the Company's definitive Proxy Statement which will be filed on or before August 13, 1999 with the Securities and Exchange Commission in connection with Registrant's 1999 annual meeting of stockholders.

Item  11.     Executive  Compensation

The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" contained in the Company's definitive Proxy Statement which will be filed on or before August 13, 1999 with the Securities and Exchange Commission in connection with Registrant's 1999 annual meeting of stockholders.

Item  12.     Security  Ownership  of  Certain  Beneficial Owners and Management

The information required by this item is incorporated by reference from the information under the caption "Security ownership of Certain Beneficial Owners and Management" contained in the Company's definitive Proxy Statement which will be filed on or before August 13, 1999 with the Securities and Exchange Commission in connection with Registrant's 1999 annual meeting of stockholders.

Item  13.     Certain  Relationships  and  Related  Transactions

The information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" contained in the Company's definitive Proxy Statement which will be filed on or before August 13, 1999 with the Securities and Exchange Commission in connection with Registrant's 1999 annual meeting of stockholders.

PART  IV

Item  14.  Exhibits,  Financial  Statement  Schedules,  and  Reports on Form 8-K

The following financial statements and schedules are filed at the end of this report, beginning on page F-l. Other schedules are omitted because they are not required, not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                                                                       PAGES
                                                                       -----
Report of Independent Certified Public Accountants. . . . . . . . . .  F-1
Consolidated Statements of Income, For the Years Ended March 31,
  1999, 1998, and 1997. . . . . . . . . . . . . . . . . . . . . . . .  F-2
Consolidated Balance Sheets, As of March 31, 1999 and 1998. . . . . .  F-3-4
Consolidated Statements of Shareholders'  Equity, For the Years Ended
  March 31, 1999, 1998 and 1997 . . . . . . . . . . . . . . . . . . .  F-5
Consolidated Statements of Cash Flows, For the Years Ended March 31,
  1999, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . .  F-6
Notes to Consolidated Financial Statements. . . . . . . . . . . . . .  F-7-18
Schedule II - Valuation and Qualifying Accounts, For the Years Ended
  March 31, 1999, 1998 and 1997 . . . . . . . . . . . . . . . . . . .  S-1

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

     Revolving Credit, Term Loan and Security Agreement between PNC Bank, NA and Measurement Specialties, Inc

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

     First  Amendment  to  Lease  by  and  between   Transcube   Associates  and
     Measurement Specialties, Inc., dated February 24, 1997

     Building Lease by and between Shenzhen Dongming Technology Co., Ltd. and Jingliang Electronics (Shenzhen) Co., Ltd., as amended March 18, 1997

     Asset  Purchase  agreement  between  Measurement  Specialties,   Inc.,  AMP
     Incorporated, and The Whitaker Corporation

     (21) Subsidiaries of the registrant: The registrant has two subsidiaries, Measurement Limited, organized in Hong Kong, is a wholly owned subsidiary of the Company. Jingliang Electronics (Shenzhen) Co. Ltd., is a wholly owned subsidiary of Measurement Limited.

     *(27)  Financial  Data  Schedule

Reports  on  Form  8-K

During the three months ended March 31, 1999, the Company did not file any reports on Form 8-K.

The SEC maintains a site on the world wide web, at <http://www.sec.gov>, which contains reports, proxy and information statements and other information regarding registrants which file electronically with the SEC, pursuant to its Electronic Data Gathering And Retrieval ("EDGAR") program. EDGAR filings generally are made available within 24 hours of filing. The Company's electronic filings may be found at
<http://www.sec.gov/cgi-bin/srch-edgar?0000778734>.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEASUREMENT  SPECIALTIES,  INC.


By:     s/  Joseph  R.  Mallon,  Jr.                              June  21, 1999
        ----------------------------
        Joseph  R.  Mallon,  Jr.
        Chief  Executive  Officer  and  Chairman
        of  the  Board  of  Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

s/  Joseph  R.  Mallon,  Jr.                                     June  21,  1999
----------------------------
Joseph  R.  Mallon,  Jr.,  principal  executive  officer


s/  Kirk  J.  Dischino                                           June  21,  1999
----------------------
Kirk  J.  Dischino,  principal  financial  and  accounting  officer

A  majority  of  the  Board  of  Directors:

     s/  Joseph  R.  Mallon,  Jr.                                June  21,  1999
     ----------------------------
     Joseph  R.  Mallon,  Jr.,  Chairman


     s/  John  D.  Arnold                                        June  21,  1999
     --------------------
     John  D.  Arnold,  Director


     s/  Theodore  J.  Coburn                                    June  21,  1999
     ------------------------
     Theodore  J.  Coburn,  Director


     s/  Damon  Germanton                                        June  21,  1999
     --------------------
     Damon  Germanton,  Director


     s/  Steven  P.  Petrucelli                                  June  21,  1999
     --------------------------
     Steven  P.  Petrucelli,  Director


     s/  Dan  J.  Samuel                                         June  21,  1999
     -------------------
     The  Hon.  Dan  J.  Samuel,  Director

REPORT  OF
INDEPENDENT  CERTIFIED
PUBLIC  ACCOUNTANTS
                                                                  9 Campus Drive
                                                       Parsippany, NJ 07054-4477
                                                                    201-540-0250
                                                                Fax 201 292-1821

                                                                  Grant Thornton
                Grant Thornton LLP    Accountants and     Management Consultants
                                                         The U.S. Member Firm of
                                                    Grant Thornton International

Board  of  Directors  and  Shareholders
     MEASUREMENT  SPECIALTIES,  INC


We have audited the accompanying consolidated balance sheets of Measurement Specialties, Inc. and Subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Measurement Specialties, Inc. and Subsidiaries as of March 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

We have also audited Schedule II for each of the three years in the period ended March 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


GRANT  THORNTON  LLP

Parsippany,  New  Jersey
May  17,  1999

                               MEASUREMENT SPECIALTIES, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE YEAR ENDED MARCH 31,
                               ----------------------------


($IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                    1999     1998      1997
-------------------------------------------------------  -------  --------  --------
Net sales                                                $37,596  $29,278   $25,004
Cost of goods sold.                                       22,538   18,896    16,393
                                                         -------  --------  --------
  Gross profit                                            15,058   10,382     8,611
                                                         -------  --------  --------
Other expenses (income):
  Selling, general and administrative . . . . . . . . .   10,612    7,513     6,057
  Research and development, net of customer funding of
     $1,105 for 1999, $15 for 1998 and $54 for 1997 . .    1,822    1,964     1,746
  Interest expense                                           276       80        19
  Interest and other income                                   24      (54)      (36)
                                                         -------  --------  --------
                                                          12,734    9,503     7,786
                                                         -------  --------  --------
Income before income taxes                                 2,324      879       825
Income tax provision (benefit). . . . . . . . . . . . .      595      102      (350)
                                                         -------  --------  --------
Net income                                               $ 1,729  $   777   $ 1,175
                                                         -------  --------  --------
Earnings per common share
    Basic                                                $  0.48  $  0.22   $  0.33
                                                         -------  --------  --------
    Diluted                                              $  0.46  $  0.21   $  0.33
                                                         -------  --------  --------


The accompanying notes are an integral part of these consolidated financial statements.

                          MEASUREMENT SPECIALTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                                                            MARCH 31,   MARCH 31,
($IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                                       1999        1998
--------------------------------------------------------------------------  ----------  ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                 $    2,711  $      303
  Accounts receivable, trade, net of allowance for doubtful
    accounts of $326 (1999) and $363 (1998)                                      4,918       3,124
  Inventories                                                                    4,662       3,815
  Deferred income taxes                                                            580         213
  Prepaid expenses and other current assets                                        259         173
                                                                            ----------  ----------
    Total current assets                                                        13,130       7,628
                                                                            ----------  ----------

PROPERTY AND EQUIPMENT                                                           6,061       3,934
  Less accumulated depreciation and amortization                                 2,801       2,171
                                                                            ----------  ----------
                                                                                 3,260       1,763
                                                                            ----------  ----------
OTHER ASSETS:
 Goodwill and other intangible assets, net of accumulated amortization of
    $218 (1999) and $165 (1998)                                                  1,898         155
  Deferred income taxes                                                             21         372
  Other assets                                                                     226         299
                                                                            ----------  ----------
                                                                                 2,145         826
                                                                            ----------  ----------
                                                                            $   18,535  $   10,217
                                                                            ----------  ----------

The accompanying notes are an integral part of these consolidated financial statements.

                               MEASUREMENT SPECIALTIES, INC.
                               CONSOLIDATED BALANCE SHEETS

                                                                         MARCH 31,    MARCH 31,
($IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                                   1999         1998
----------------------------------------------------------------------  -----------  -----------
LIABILITIES  AND  SHAREHOLDERS'  EQUITY
CURRENT LIABILITIES:
  Current portion of long term debt                                     $      550   $        -
  Accounts payable                                                           4,067        3,123
  Accrued compensation                                                         897          384
  Current portion of product warranty obligations                              290          261
  Income taxes payable                                                         539           63
  Accrued acquisition costs                                                    508
  Accrued expenses and other current liabilities                               514          462
                                                                        -----------  -----------
    Total current liabilities                                                7,365        4,293
                                                                        -----------  -----------
OTHER LIABILITIES:
  Long term debt, net of current portion                                     3,250            -
  Borrowings under bank line of credit agreement                                 -           21
  Product warranty obligations, net of current portion                         302          211
  Other liabilities, including deferred income taxes                            76          112
                                                                        -----------  -----------
                                                                             3,628          344
                                                                        -----------  -----------
    Total liabilities                                                       10,993        4,637
                                                                        -----------  -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Serial preferred stock; 221,756 shares authorized; none outstanding            -            -
  Common stock, no par; 20,000,000 shares authorized;
   shares issued and outstanding 3,663,787(1999) and 3,582,287 (1998)        5,502        5,502
  Additional paid-in capital                                                   308           75
  Retained earnings                                                          1,733            4
  Currency translation and other adjustments                                    (1)          (1)
                                                                        -----------  -----------
           Total shareholders' equity                                        7,542        5,580
                                                                        -----------  -----------
                                                                        $   18,535   $   10,217
                                                                        -----------  -----------


The accompanying notes are an integral part of these consolidated financial statements.

                             MEASUREMENT SPECIALTIES, INC.
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                                  For the years ended March 31, 1999, 1998 and 1997
                                  -------------------------------------------------


                                                                                             Currency
                                                                   Additional   Retained   translation
                                                           Common   paid-in    Earnings/    and other
($IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                   stock    capital    (Deficit)   adjustments   Total
---------------------------------------------------------  ------  ----------  ----------  ------------  ------
Balance, April 1, 1996                                      5,385          25     (1,948)           (3)  3,459
Fair value of nonemployee common stock purchase warrants        -          22          -             -      22
Net income for the year ended March 31, 1997                    -           -      1,175             -   1,175
Currency translation adjustment                                 -           -          -           (13)    (13)
                                                           ------  ----------  ----------  ------------  ------
Balance, March 31, 1997                                     5,385          47       (773)          (16)  4,643
50,900 common shares issued upon exercise of options          117          28          -             -     145
Net income for the year ended March 31, 1998                    -           -        777             -     777
Currency translation adjustment                                 -           -          -            15      15
                                                           ------  ----------  ----------  ------------  ------
Balance, March 31, 1998                                     5,502          75          4            (1)  5,580
81,500 common shares issued upon exercise of options            -         233          -             -     233
Net income for the year ended March 31, 1999                    -           -      1,729             -   1,729
                                                           ------  ----------  ----------  ------------  ------
BALANCE, MARCH 31, 1999                                     5,502         308      1,733            (1)  7,542
---------------------------------------------------------  ------  ----------  ----------  ------------  ------


The accompanying notes are an integral part of these consolidated financial statements.

                                  MEASUREMENT SPECIALTIES, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE YEAR ENDED MARCH 31,
                                   ----------------------------


($IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                          1999      1998       1997
--------------------------------------------------------------  --------  ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $ 1,729   $    777   $ 1,175
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Depreciation and Amortization                               1,118        594       415
      Provision for doubtful accounts                               199        314        70
      Provision for warranty                                        403        549       497
      Deferred income taxes                                         (56)       (17)     (343)
      Other adjustments                                                         (5)       31
      Net changes in operating assets and liabilities:
        Accounts receivable, trade                               (1,193)      (626)     (864)
        Inventories                                                 275       (139)   (1,175)
        Prepaid expenses and other current assets                     9         66       (74)
        Other assets                                                 73        (70)      (98)
        Accounts payable, trade                                     831        803     1,286
        Severance benefit payable to former officer                   -          -      (195)
        Accrued expenses and other liabilities                       86       (524)   (1,256)
                                                                --------  ---------  --------
    Net cash provided by (used in) operating activities           3,474      1,722      (531)
                                                                --------  ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                              (898)      (908)     (659)
  Purchases of intangible assets                                   (110)      (128)      (98)
  Acquisition of business, net of cash acquired                  (3,985)        -         -
                                                                --------  ---------  --------
    Net cash used in investing activities                        (4,993)    (1,036)     (757)
                                                                --------  ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under bank line of credit agreement                  6,015     12,669     6,026
  Repayments under bank line of credit agreement                 (6,036)   (13,426)   (5,248)
  Proceeds from long term debt                                    4,000          -         -
  Repayments of long term debt                                     (200)         -         -
  Payment of deferred financing costs                               (85)         -       (10)
  Proceeds from exercise of options and warrants                    233        145         -
                                                                --------  ---------  --------
    Net cash provided by (used in) financing activities           3,927       (612)      768
                                                                --------  ---------  --------
Effect of exchange rate changes on cash and cash equivalents          -        (10)      (12)
                                                                --------  ---------  --------

Net change in cash and cash equivalents                           2,408         64      (532)
Cash and cash equivalents, beginning of year                        303        239       771
                                                                --------  ---------  --------

Cash and cash equivalents, end of year                            2,711        303       239
                                                                --------  ---------  --------

The accompanying notes are an integral part of these consolidated financial statements.

                                         MEASUREMENT SPECIALTIES, INC.
                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                 MARCH 31, 1999




          COL. A                           COL. B                COL. C            COL. D         COL. E
----------------------------------------  ----------  --------------------------  -------------  ----------
        DESCRIPTION                       BALANCE AT            ADDITIONS         DEDUCTIONS --  BALANCE AT
                                          BEGINNING                               DESCRIBE          END
                                          OF PERIOD                                              OF PERIOD
                                                      -----------  -------------
                                                         (1)          (2)
                                                      CHARGED TO    CHARGED TO
                                                       COSTS AND      OTHER
                                                       EXPENSES     ACCOUNTS --
                                                                     DESCRIBE

Year ended March 31, 1999
----------------------------------------
Deducted from asset accounts:
  Allowance for doubtful accounts         $      363  $       199                 $     236 (a)  $      326
  Write-downs of inventories                     385          439                       288 (b)         536
                                          ----------  -----------                 -------------  ----------
    Totals                                $      748  $       638                 $     524      $      862
                                          ==========  ===========                 =============  ==========

Product warranty obligations              $      472  $       403  $      204(d)  $     487 (c)  $      592
                                          ==========  ===========  =============  =============  ==========


Year ended March 31, 1998:
----------------------------------------
Deducted from asset accounts:

  Allowance for doubtful accounts         $       44  $       314                 $      (5)(a)  $      363
  Write-downs of inventories                     236          430                       281 (b)         385
                                          ----------  -----------                 -------------  ----------
    Totals                                $      280  $       744                 $     276      $      748
                                          ==========  ===========                 =============  ==========


Product warranty obligations              $      496  $       549                 $     573 (c)  $      472
                                          ==========  ===========                 =============  ==========

Year ended March 31, 1997:
----------------------------------------
Deducted from asset accounts:
  Allowance for doubtful accounts         $      38  $        70                  $      64 (a)  $       44
  Write-downs of inventories                    324          131                        219 (b)         236
                                          ----------  -----------                 -------------  ----------
    Totals                                $     362  $       201                  $     283      $      280
                                          ==========  ===========                 =============  ==========
Product warranty obligations              $     498  $       497                  $     499 (c)  $      496
                                          ==========  ===========                 =============  ==========

(a)  Bad debts written-off, net of
                        recoveries
(b)  Cost of inventories scrapped
(c)  Cost of warranty claims
(d)  Acquired through Sensor acquisition

Measurement Specialties, Inc.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
MARCH  31,  1999

(DOLLARS  IN  THOUSANDS  EXCEPT  PER  SHARE  AMOUNTS)

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND DESCRIPTION OF BUSINESS:

Description  of  business:

Measurement Specialties, Inc. ("MSI" or "the "Company") designs, develops, pro-duces, and sells electronic sensors and sensor-based consumer products. The Company's products include sensors for high volume industrial applications, body-weight, kitchen, and postal scales, electronic tire pressure gauges, and distance estimators.

Principles  of  consolidation:

The consolidated financial statements include the accounts of MSI and its wholly owned subsidiaries (the "Subsidiaries") -Measurement Limited, organized in Hong Kong on August 8, 1986 ("ML"), and Jingliang Electronics (Shenzhen) Co. Ltd., organized in the People's Republic of China ("China") on January 12, 1995 ("JL") collectively, referred to as the "Company." As discussed in Note 2, on August 14, 1998, the Company acquired certain assets and assumed certain liabilities of the Sensors Division of AMP Incorporated (PiezoSensors). Significant intercompany balances and transactions have been eliminated.

Use  of  estimates:

The preparation of the consolidated financial statements in con-formity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of the contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash  equivalents:

The Company considers highly liquid investments with maturities of up to three months, when purchased, to be cash equivalents.

Inventories:

Inventories  are  stated  at  the lower of cost (first-in, first-out) or market.

Property  and  equipment:

Property and equipment are stated at cost. Assets acquired in connection with purchase business combinations are stated at fair market value. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, generally three to ten years. Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives of the assets.

Income  taxes:

The  Company  follows  Statement of Financial Accounting Standards No. 109 (SFAS
109), "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Foreign  currency  translation  and  transactions:

The functional currency of the Company's foreign operations is the applicable local currency. The Subsidiaries' assets and liabilities are translated into United States dollars using exchange rates in effect at the balance sheet date and their oper-ations are translated using weighted average exchange rates during the period. The resulting translation adjustments are recorded as other comprehensive income. Foreign currency transaction gains and losses are included in operations.

Measurement Specialties, Inc.

Intangible  assets:

Goodwill representing the excess of the cost over the net tangible and identifiable intangible assets of the acquired business is amortized on a straight-line basis over 15 years. Other intangible assets are amortized over a period of 3 to 5 years.

Whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, management assesses the recoverability of the asset. It is possible that the actual cash flows that result will be insufficient to recover the carrying amount of certain of these intangibles. No impairment loss was required for 1999 and 1998.

Revenue  recognition:

Revenue is recorded when products are shipped and the Company provides for allowance for returns based upon historical and estimated return rates.

Research  and  development:

Research and development expenditures are expensed as incurred. Customer funding is recognized as earned.

Advertising:

Advertising expenditures of $236, $311, and $250 in 1999, 1998 and 1997 respectively are expensed as incurred.

Comprehensive  Income:

On April 1, 1998, the Company implemented Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." Comprehensive income consists of net earnings or loss for the current period and other comprehensive income (income, expenses, gains, and losses that currently bypass the income statement and are reported directly as a separate component of equity). Comprehensive income does not differ materially from net earnings for the Company.

Stock  based  compensation:

The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosures only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation."

Deriative  Financial  Instruments

The Company uses deriative financial instruments to manage interest rate risk and are for purposes other than trading. It has purchased an interest rate swap which is intended as a hedge of interest rate risk against specifically identified variable rate debt. The differentials to be received or paid are recognized over the life of the contract as an adjustment to interest expense. See Note 5 for further discussion.

Recent  Accounting  Pronouncements:

In  June,  1998,  the  Financial  Accounting Standards Board issued Statement of
Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments." The statement is effective for financial years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company utilizes an interest rate swap as a hedge of its interest rate risk associated with long term debt. The Company believes that adoption of SFAS 133 will have no material impact on its financial position or results of operations.

Measurement Specialties, Inc.

Reclassifications:

Certain reclassifications have been made to prior year financial statements to conform to current presentation.

2.  ACQUISITION:

On August 14, 1998, the Company acquired certain assets and assumed certain liabilities of the Sensors Division of AMP Incorporated (PiezoSensors). PiezoSensors designs, manufactures and markets piezoelectric polymer sensors for industrial, consumer and instrumentation applications. The acquisition is being accounted for as a purchase, and accordingly, the financial statements include operations from the date of acquisition. The aggregate purchase price was $3,985. The excess purchase price over assets acquired (goodwill) of $1,693 is being amortized over 15 years. The transaction was financed with a term loan issued by the Company's principal bank. Net assets acquired were $2,292 consisting of the fair value of assets acquired ($3,545) less liabilities assumed ($1,253).

The following unaudited pro forma consolidated results of operations for the years ended March 31 assume the PiezoSensors acquisition had occurred as of April 1, 1997, giving effect to purchase accounting adjustments. The proforma data is for informational purposes only and may not necessarily reflect results of operations had Sensors been operated as part of the Company since April 1, 1997.

                                    1999      1998
                                   -------  --------
Net Sales . . . . . . . . . . . .  $40,018  $36,824
Net Income (loss) . . . . . . . .      608   (2,207)
Earnings (loss) per common share
    Basic . . . . . . . . . . . .  $  0.17  $ (0.62)
    Diluted . . . . . . . . . . .  $  0.16  $ (0.62)

3.  INVENTORIES:

Inventories  are  summarized  as  follows:

                  1999    1998
                 ------  ------
Raw materials .  $1,378  $  731
Work in process     420     475
Finished goods.   2,864   2,609
                 $4,662  $3,815

4.  PROPERTY  AND  EQUIPMENT:

Property  and  equipment  are  summarized  as  follows:

                                     1999    1998
                                    ------  ------
Production machinery and equipment  $2,528  $1,409
Tooling costs. . . . . . . . . . .     954   1,244
Furniture and equipment. . . . . .   1,179     919
Leasehold improvements . . . . . .   1,400     362
                                    $6,061  $3,934

Depreciation expense was $973, $530, and $344 for 1999, 1998, and 1997 respectively.

Measurement Specialties, Inc.

5.  LONG  -  TERM  DEBT:

In August, 1998 the Company renegotiated it bank line of credit. The new agreement increased the maximum amount available from $3,300 to $5,000 until October 30, 1999 and $4,000 thereafter until the agreement's expiration on September 30, 2000. Borrowings bear interest at a maximum of the lesser of the bank's prime rate plus 1.00% or the Eurodollar rate plus 2.75% (8% as of March 31, 1999). As a result of achieving certain financial ratios in 1999, the rate decreases to the lesser of the bank's prime rate plus 0.125% or a Eurodollar rate plus 2.0% (7.25% as of March 31, 1999). The agreement requires annual payment of a commitment fee equal to 0.25 percent of the unutilized available balance. Borrowings are limited to the sum of eligible Accounts Receivable and Inventory and are collateralized by a senior security interest in substantially all the Company's assets. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures. At March 31, 1999 $0 was outstanding under the bank line of credit.

In connection with the acquisition of Sensors, the Company entered into a $4,000 term loan agreement with the Company's principal bank. As of March 31, 1999 $3,800 was outstanding under the term loan. The term loan bears interest at a Eurodollar rate plus 3.0% (8.25% as of March 31, 1999). In connection with the term loan, the Company granted to the company's principal bank, 10,000 warrants to purchase 10,000 shares of common stock at $3.00 per share which was the fair market value on the date of the loan. The term loan requires quarterly repayments in the following remaining annual amounts:

                                   Principal
                      Fiscal Year  Repayments
                      -----------  ----------
                         2000          550
                         2001          800
                         2002          950
                         2003        1,000
                         2004          500

Additional principal payments are required if the Company's cashflow exceeds certain levels and security for the loan falls below the sum of the outstanding term loan and the total bank line of credit. The term loan is collateralized by a senior security interest in substantially all the Company's assets. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures

As a hedge of its interest rate risk associated with the term loan, the Company has entered a Rate Swap Transaction (Swap) with the same bank through August 1, 2002. Additional payments required pursuant to the Swap for 1999 were not material. The Swap has an initial notional amount of $3,500 with a fixed rate of 8.32%. The amortization of the Swap is as follows:

                      Fiscal Year     Annual
                      Fiscal Year  Amortization
                      -----------  ------------
                         2000           900
                         2001           700
                         2002           900
                         2003         1,000

The carrying amount of both outstanding indebtedness and the Swap approximate their fair value because, in the opinion of management, the borrowing rates approximate market.

Measurement Specialties, Inc.

6.  SHAREHOLDERS'  EQUITY:

The Company is authorized to issue 21,200,000 shares of capital stock, of which 221,756 shares have been designated as serial preferred stock and 20,000,000 shares have been designated as common stock. The Board of Directors (the
"Board")  has  not  designated  978,244  authorized  shares.
 JL is subject to certain Chinese government regulations, includ-ing currency exchange controls, which limit cash dividends and loans to ML and MSI. At March 31, 1999, JL's restricted net assets approximated $1,591.

7.  COMMON  STOCK  PURCHASE  WARRANTS:

                                              Average price
                                                per share
                                           ------------------
                                 Number    Exercise   Market
                               of shares
                               ----------  ---------  -------
Outstanding at March 31, 1996    322,500   $    4.97  $  4.00
    Expired . . . . . . . . .   (119,500)       6.63      N/A
Outstanding at March 31, 1997    203,000        4.00     3.69
                               ----------
    Expired . . . . . . . . .   (203,000)       4.00     3.69
Outstanding at March 31, 1998          -           -        -
                               ==========

As of March 31, 1999 none of the above common stock purchase warrants were outstanding.

8.  STOCK  OPTION  PLANS:

Options to purchase up to 914,100 common shares may be granted under MSI's 1995 Stock Option Plan and its predecessor plan (together the "1995 Plan"), until its expiration on September 8, 2005. Shares issuable under 1995 Plan grants which expire or other-wise terminate without being exercised become available for later issuance. The aggregate numbers of shares available for grants of options under the plans were 0 at March 31, 1999, 65,500 at March 31, 1998, and 196,000 at March 31, 1997. As of March 31, 1999 there were 762,600 options outstanding.

On October 19, 1998 the Board of Directors approved, subject to shareholder approval prior to October 19, 1999 the 1998 Stock Option Plan (the "1998 Plan"). The plan provides for granting of options to purchase up to 750,000 common shares until its expiration on October 19, 2008. Shares issuable under 1998 Plan grants which expire or otherwise terminate without being exercised become available for later issuance. The aggregate numbers of shares available for grants of options under the 1998 Plan were 683,500 and 66,500 were outstanding at March 31, 1999.

Options under all Plans generally vest over service periods of up to five years, and expire no later-than ten years from the date of grant. Options may, but need not, qualify as "incentive stock options" under section 422 of the Internal Revenue Code. Tax benefits are recog-nized upon nonqualified exercises and disqualifying dispositions of shares acquired by qualified exercises. There were no changes in the exercise prices of outstanding options, through cancella-tion and reissuance or otherwise, for 1999, 1998, or 1997.

Measurement Specialties, Inc.

A summary of the status of stock options as of March 31, 1999, 1998, and 1997 and changes during the years ending on those dates is presented below:

                           Number of shares     Weighted average
                           ----------------
                       outstanding   exercisable  exercise price
                       ------------  -----------  ---------------
March 31, 1996. . . .      749,000       338,000  $          3.91
    Granted at market       50,000          3.79
    Forfeited . . . .      (25,000)         3.88
March 31, 1997. . . .      774,000       495,000             3.89
                       ------------

    Granted at market      135,500          3.80
    Forfeited . . . .      (10,000)         4.44
    Exercised . . . .      (50,900)         2.30
March 31, 1998. . . .      848,600       527,100             3.97
                       ------------

    Granted at market      147,000          2.84
    Forfeited . . . .      (85,000)         5.10
    Exercised . . . .      (81,500)         2.86
                       ------------  -----------
MARCH 31, 1999. . . .      829,100       499,266             3.76
                       ============  ===========

Summarized information about stock options outstanding at March 31, 1999 follows:

                                                 Weighted average         Weighted average
Number of underlying shares     Exercise          Exercise price             remaining
===========================                   ==========================
Outstanding    Exercisable     Price range    Outstanding   Exercisable   contractual life
============  =============  ===============  ============  ============  ================
249,100             122,100  $  2.69 - $2.75  $       2.72  $       2.69         4.3 years
208,000             126,000   3.30  -   3.63          3.49          3.49               4.3
322,000             211,166   3.94  -   4.88          4.51          4.51               4.2
 50,000              40,000   5.00  -   5.64          5.22          5.27               3.5
-----------
829,100 . .        499,266
===========   ============

The Company accounts for transactions in which employees receive equity instruments of the employer using the intrinsic value based method. Accordingly, no compensation cost has been recognized for employee stock option grants. Had the Company adopted the fair value based method for employee stock option grants on April 1, 1996, the Company's net income for 1999, 1998, and 1997 would have been reduced to $1,562 ($0.43 basic per share and$0.42 per share diluted), $670 ($0.19 basic per share and $0.18 per share diluted), and $1,137 ($0.32 basic per share and$0.31 per share diluted), per share diluted), respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model (single grant assumption with straight-line amortization) with the following weighted average assumptions:

                     1999   1998   1997
                     -----  -----  -----
Expected volatility    81%    58%    41%
Risk free interest.   4.7%   5.8%   6.3%
Dividend yield. . .     -      -      -
Expected life years     5      5      5

Measurement Specialties, Inc.

9.  DEFINED  CONTRIBUTION  PLAN:

MSI has a qualified defined contribution plan under section 401 (k) of the Internal Revenue Code. Substantially all its employees are eligible to participate after completing three months of service. Participants may elect to contribute a portion of their compensa-tion to the plan. MSI matches a portion of participants' contribu-tions and, at the discretion of the Board, may make profit sharing contributions. Matching participants' contributions cost $78 for 1999, $49 for 1998, and $39 for 1997. No profit sharing contributions were made for 1998, 1997, or 1996.

10.  MAJOR  CUSTOMERS:

A United States manufacturer and distributor of electric house-wares accounted for 17 percent, 18 percent and 16 percent of net sales for 1999, 1998, and 1997, respectively and 9 percent and 14 percent of total accounts receivable at March 31, 1999 and 1998 respectively. A German distributor of diversified housewares accounted for 20 percent, 31 percent, and 36 percent of net sales for 1999, 1998, and 1997, respectively, and 5 percent and 16 percent of total accounts receivable at March 31, 1999 and 1998 respectively. Both customers are in the Company's Consumer Products segment

11.  INCOME  TAXES:

Earnings  (loss)  before  income  taxes  were:

           1999    1998   1997
          ------  ------  -----
Domestic  $1,117  $ (30)  $ 259
Foreign.   1,207    909     566
          ------  ------  -----
          $2,324  $ 879   $ 825
          ======  ======  =====

The  income  tax  provision  (benefit)  consisted  of:

                 1999    1998    1997
                ------  ------  ------
Current:
   Federal . .  $ 416   $  20   $   3
   Foreign . .    214      98     (11)
   State . . .     21       1       1
                ------  ------  ------
Total current.    651     119      (7)
                ------  ------  ------
Deferred
   Federal . .    (30)    (20)   (307)
   Foreign . .    (34)     (5)     13
   State . . .      8       8     (49)
                ------  ------  ------
Total deferred    (56)    (17)   (343)
                ------  ------  ------
                $ 595   $ 102   $(350)
                ======  ======  ======

Differences between the federal statutory income tax rate and the effective tax rates in those years were:

                                   1999    1998    1997
                                  ------  ------  -------
Statutory tax rate . . . . . . .   34.0%   34.0%    34.0%
Reduction in valuation allowance
  for deferred tax assets. . . .      -    (5.4)   (65.3)
Lower tax on foreign earnings. .  (10.0)  (23.6)   (15.6)
Operating loss carryforwards . .      -       -     (8.9)
Other. . . . . . . . . . . . . .    1.5     6.6     13.3
                                  ------  ------  -------
                                   25.5%   11.6%  (42.5%)
                                  ======  ======  =======

Measurement Specialties, Inc.

Income taxes for 1998 and 1997 reflect reductions in the valuation allowance for deferred taxes of $47 and $539, respectively. These reductions, reflected in operating results for the quarters ended March 31, 1998, and 1997, respectively, were based on management's annual assessments of the extent to which the benefits of federal net operating loss carryforwards and, in 1998, the amount for alternative minimum tax credit carryforward were more likely than not to be realized. The amounts realizable, however, could be reduced in the near term if future taxable income is lower than estimated or if there are differences in the timing or amount of future reversals of existing taxable temporary differences. Income taxes for 1997 reflect federal tax benefits of $69 from the use of net operating loss carryforwards of $204.

Deferred income taxes are not provided on the Subsidiaries' undistributed earnings, which approximated $1,982 at March 31, 1999. Because those earnings are expected to be per-manently reinvested, no provision for federal and state income taxes on those earnings was provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to United States income taxes, subject to an adjustment for foreign tax credits. Determination of the amount of unrecognized deferred United States income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Pursuant to current Chinese tax policies, JL qualifies for a special state corporate tax rate of 15 percent. Additionally, because JL has agreed to operate in China for a minimum of ten years, a tax holiday (which expired on March 31, 1998) was available for two years, and a 50 percent tax rate reduction to 7.5 percent (expected to expire on March 31, 2001) is available for the three years thereafter. After the expiration of the tax holiday, JL is expected to qualify for a reduction of the tax rate to 10 percent, provided it exports a minimum of 70 percent of its production. Furthermore, if JL's profits are reinvested in qualified activities in China for a minimum of five years, it may obtain a rebate of 40 percent of the taxes paid on the reinvested profits. Although JL's undistributed earn-ings are expected to be permanently reinvested, the Company does not intend to recognize the potential rebate until it is real-ized. The Hong Kong corporate tax rate, at which ML's earnings are taxed, is 16.5 percent.

The  estimated  tax  effects  of  temporary differences and carry-forwards were:

                                                         1999   1998
                                                         -----  -----
Deferred tax assets:
Accrued expenses and other current liabilities. . . . .  $ 375  $ 122
Net operating loss carryforwards. . . . . . . . . . . .      -    271
Other, net. . . . . . . . . . . . . . . . . . . . . . .    226    192
                                                         -----  -----
Total deferred tax assets . . . . . . . . . . . . . . .  $ 601  $ 585
                                                         =====  =====

Deferred tax liabilities:
Depreciation and amortization of property and equipment  $  20  $  61
Other, net. . . . . . . . . . . . . . . . . . . . . . .      1      0
                                                         -----  -----
Total deferred tax liabilities. . . . . . . . . . . . .  $  21  $  61
                                                         =====  =====

Net current deferred tax assets aggregated $580 and $213 at March 31, 1999 and 1998, respectively. Net noncurrent deferred tax assets aggregated $21 and $372 at March 31, 1999 and 1998, respectively. Noncur-rent deferred tax liabilities aggregated $21 and $61 at March 31, 1999 and 1998, respectively.

12.  PER  SHARE  INFORMATION:

Per share information is presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," which requires presen-tation of basic and diluted per share information. Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, warrants, and convertible securities less the shares that may be repurchased with the funds received from their exercise.

Measurement Specialties, Inc.

The weighted average options to purchase common stock of 406,000 and 582,000 were outstanding as of March 31, 1998 and 1997 but were not included in the computation of diluted earnings per share since the options exer-cise price was greater than the average market price of the com-mon shares creating an antidilutive effect.

The following is a reconciliation of the numerators and denomi-nators of basic and diluted EPS computations:

                                  Income        Shares      Per share
                               (Numerator)   (Denominator)    amount
                               ------------  -------------  ----------
MARCH 31, 1999
BASIC PER SHARE INFORMATION .  $      1,729          3,601  $     0.48
EFFECT OF DILUTIVE SECURITIES                          137
                               ------------  -------------  ----------
DILUTED PER SHARE INFORMATION  $      1,729          3,738  $     0.46
                               ------------  -------------  ----------

March 31, 1998
Basic per share information .  $        777          3,561  $     0.22
Effect of dilutive securities            --             88
                               ------------  -------------  ----------
Diluted per share information  $        777          3,649  $     0.21
                               ------------  -------------  ----------

March 31, 1997
Basic per share information .  $      1,175          3,532  $     0.33
Effect of dilutive securities           ---             77
                               ------------  -------------  ----------
Diluted per share information  $      1,175          3,609  $     0.33
                               ------------  -------------  ----------

13.  SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION:

For 1999, payments of interest expense were $249 and pay-ments of income taxes approximated $102. For 1998, pay-ments of interest expense approximated $76 and payments of income taxes approximated $35. For 1996, payments of interest expense approximated $11 and payments of income taxes approximated $105.

14.  COMMITMENTS  AND  CONTINGENCIES:

The Company leases certain property and equipment under non-cancellable operating leases expiring on various dates through November, 2001. Rent expense, including real estate taxes, insur-ance and maintenance expenses associated with net operating leases, approximated $831 for 1999, $350 for 1998, and $282 for 1997. At March 31, 1999, total minimum rentals under operating leases with initial or remaining noncancellable lease terms of more than one year were:

Year ending March 31,
---------------------
2000             $809
2001              525
2002               41

Consumer products generally are marketed under warranties to end users of up to ten years. The Company provides for estimated product warranty obligations at the time of sale, based on its warranty claims experience. This estimate is particularly suscep-tible to changes in the near term based on introductions of new products, product quality improvements and changes in end user behavior.

One of the Company's manufacturing processes requires the use of minute quantities of chemicals identified by the Environmental Protection Agency as hazardous. The Company uses its best efforts to handle, store and dispose of these materials in a safe and environmentally sound manner, in accordance with federal, state and local regulations.

Measurement Specialties, Inc.

The Company manufactures the substantial majority of its sensor products, and most its sensor subassemblies used in its consumer products, in leased premises located in Shenzhen, China. Sensors are also manufactured at the Company's Pennsylvania facility and small production runs are completed at its research facility in Virginia. Additionally, control of the primary subcontractor, certain key management, sales and support activities are conducted at leased premises in Hong Kong. Substantially all the Company's consumer products are assembled in China, primarily by a single supplier, although the Company is utilizing alternative Chinese assemblers. There are no agreements which would require the Company to make minimum payments to the supplier, nor is the supplier obligated to maintain capacity available for the Company's benefit, though the Company accounts for a significant portion of the supplier's revenues. Additionally, most of the Company's products contain key components are obtained from a limited number of sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond the Company's control, including, with respect to China, political, economic and legal uncertainties.

The Company is involved in various proceedings that are incidental to the normal course of business. The Company does not expect that any of the proceedings will have a material adverse effect on the Company's financial position or results of operations.

In December 1998, KIH Kommunikations Industrie Holding AG and PAT Traffic Control Corporation (together "KIH") filed a complaint in the United States District Court for the Eastern District of Pennsylvania naming the Company as defendant. The claim alleged, among other things, the Company infringed certain patents owned by KIH in the production and sale of certain traffic sensors, a product line acquired in connection with the PiezoSensors acquisition. The complaint requested unspecified damages as well as an injunction. The Company's potential liability from the action is limited to shipments of traffic sensor products after the PiezoSensors acquisition, and under the terms of the agreement under which that acquisition was made, the Company has obtained specific indemnification for liability as a result of such action (including costs) in an amount which management believes is adequate. Subsequent to March 31, 1999 the parties reached an agreement in principle and the litigation conditionally was withdrawn. The resolution of this matter did not have a material adverse effect on the Company's financial position or results of operations.

15. FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK OR OFF-BALANCE SHEET RISK:

Financial instruments which potentially subject the Company to significant concentrations of credit risk principally are cash investments and trade accounts receivable.

The Company generally maintains its cash and cash equivalents at major financial institutions in the United States, Hong Kong and China. Cash held in foreign institutions amounted to $279 and $182 at March 31, 1999 and 1998, respectively. The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy.

Accounts receivable are concentrated in United States and European distributors and retailers of consumer products. To limit credit risk, the Company evaluates the financial condition and trade payment experience of customers to whom credit is extended. The Company generally does not require customers to furnish collat-eral, though certain foreign customers furnish letters of credit.

Measurement Specialties, Inc.

16.  QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED):

                            FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                            ENDED JUNE 30    ENDED SEPT 30   ENDED DEC 31   ENDED MARCH  31
                            --------------  ---------------  -------------  ----------------
YEAR ENDED MARCH 31, 1999
  NET SALES. . . . . . . .          3,822           10,455          13,928            9,691
  GROSS PROFIT . . . . . .          1,314            4,026           5,950            3,768
  NET INCOME (LOSS). . . .           (800)             837           1,260              432
  EPS (LOSS) DILUTED . . .          (0.22)            0.23            0.34             0.11

Year ended March 31, 1998
  Net sales. . . . . . . .          6,600            7,345           9,235            6,098
  Gross profit . . . . . .          2,128            2,798           3,257            2,199
  Net Income (loss). . . .            (55)             279             628              (75)
  EPS (loss) diluted . . .          (0.02)            0.08            0.17            (0.02)

Year ended March 31, 1997
  Net sales. . . . . . . .          4,701            4,878           8,810            6,614
  Gross profit . . . . . .          1,617            1,700           3,168            2,125
  Net Income (loss). . . .           (212)            (160)          1,145              402
  EPS (loss) diluted . . .          (0.06)           (0.05)           0.30             0.11

17.  SEGMENT  INFORMATION:

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in 1999.

The Company's reportable segments are strategic business units that offer different products. They are managed separately because each business requires different technology and marketing strategies. The Company has two reportable segments: Sensors and Consumer Products. The Sensor segment designs, manufactures, markets and sells sensors for OEM (Original Equipment Manufacture) applications and includes the Company's "MSP" transducer and Piezoelectric product lines. Consumer Products segment designs, manufactures, markets and sells sensor based consumer products.

The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies.

The  Company  has  no  material  intersegment  sales.

At March 31, 1999, the Subsidiaries' total assets aggregated $4,272 of which $2,392 were in Hong Kong and $1,880 were in China. At March 31, 1998, the Subsidiaries' total assets aggregated $4,088 of which $2,608 were in Hong Kong and $1,480 were in China. The Company is potentially subject to the risks of foreign currency transaction and translation losses which might result from fluctuations in the values of the Hong Kong dollar and the Chinese renminbi. At March 31, 1999, the Subsidiaries had net assets of $236 subject to fluctuation in the value of the Hong Kong dollar and net assets of $811 subject to fluctuation in the value of the Chinese renminbi. The Subsidiaries' operations reflect intercompany transfers of costs and expenses, including interest on intercompany trade receivables, at amounts established by the Company.

The  following  is  information  related  to  industry  segments:

                                 1999      1998      1997
                               --------  --------  --------
Net Sales
  Consumer Products . . . . .  $30,526   $27,023   $23,109
  Sensors . . . . . . . . . .    7,070     2,255     1,895
                               --------  --------  --------
     Total. . . . . . . . . .  $37,596   $29,278   $25,004
                               --------  --------  --------

Segment Profitability
  Consumer Products . . . . .  $ 5,862   $ 3,187   $ 2,928
  Sensors . . . . . . . . . .      437       714       335
  Unallocated expenses. . . .   (3,675)   (2,996)   (2,455)
  Interest expense. . . . . .     (276)      (80)      (19)
  Other (expenses) income . .      (24)       54        36
                               --------  --------  --------
     Income before taxes. . .  $ 2,324   $   879   $   825
                               --------  --------  --------

Depreciation and Amortization
  Consumer Products . . . . .  $   719   $   555   $   388
  Sensors . . . . . . . . . .      399        39        27
                               --------  --------  --------
     Total. . . . . . . . . .  $ 1,118   $   594   $   415
                               --------  --------  --------

Segment Assets
  Consumer Products . . . . .  $ 9,033   $ 8,652   $ 8,175
  Sensors . . . . . . . . . .    6,191       676       276
  Unallocated . . . . . . . .    3,311       889       783
                               --------  --------  --------
     Total. . . . . . . . . .  $18,535   $10,217   $ 9,234
                               --------  --------  --------

Capital expenditures
  Consumer Products . . . . .  $   949   $ 1,032   $   757
  Sensors . . . . . . . . . .      121        --        --
                               --------  --------  --------
     Total. . . . . . . . . .  $ 1,070   $ 1,032   $   757
                               --------  --------  --------

Measurement Specialties, Inc.

The  following  shows  information  about  the  Company's  foreign  operations:

                  1999     1998     1997
                 -------  -------  -------
Revenues
  Germany . . .  $ 9,056  $10,556  $ 9.751
  Other Europe.    3,585    1,723    2,250
  Other . . . .    1,705      546      750
  United States   23,250   16,453   12,253
                 -------  -------  -------
     Total. . .  $37,596  $29,278  $25,004
                 -------  -------  -------

Long Lived Assets located in countries other than the United States are as follows:

              1999    1998
             ------  ------
  Hong Kong  $  543  $  521
  China . .     862     774
             ------  ------
     Total.  $1,405  $1,295
             ------  ------