Form 10-Q
period 1999-06-30
MEASUREMENT SPECIALTIES INC
filed 1999-08-13
CIK 778734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER:  0-16085


                          MEASUREMENT SPECIALTIES, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              NEW  JERSEY                                22-2378738
--------------------------------------------------------------------------------
    (STATE OR OTHER JURISDICTION OF                   (I.R.S.  EMPLOYER
    INCORPORATION OR ORGANIZATION)                    IDENTIFICATION  NO.)


               80 LITTLE FALLS ROAD, FAIRFIELD, NEW JERSEY   07004
                   ----------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)


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

     APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,762,787 shares of common stock, no par, at August 10, 1999.

PART  I.  FINANCIAL  INFORMATION

  ITEM 1. FINANCIAL  STATEMENTS

     Consolidated Balance Sheets,                                           2-3
       June 30, 1999 (Unaudited) and March 31, 1999

     Consolidated Statements of Operations (Unaudited),                       4
       Three Months Ended June 30, 1999 and 1998

     Consolidated Statements of Shareholders' Equity,                         5
       Three Months Ended June 30, 1999 (Unaudited) and
       Year Ended March 31, 1999

     Consolidated Statements of Cash Flows (Unaudited),                       6
       Three Months Ended June 30, 1999 and 1998

     Notes to Consolidated Financial Statement                             7-11

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS  OF  OPERATIONS                           12-16

PART  II.  OTHER  INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are included herein:

     Exhibit  27  Financial  Data  Schedule                               17-18

  Other items are omitted because they are not required or are not applicable.

SIGNATURES

                           MEASUREMENT SPECIALTIES,  INC
                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                       ASSETS
                                       ------


(DOLLARS  IN  THOUSANDS)

                                                                JUNE 30,   MARCH 31,
                                                                  1999       1999
                                                              ------------  -------
                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                   $      3,778  $ 2,711
  Accounts receivable, trade, net of allowance for doubtful
    accounts of $287 (June 1999) and $257 (March 1999)               6,604    4,918
  Inventories                                                        4,321    4,662
  Deferred income taxes                                                580      580
  Prepaid expenses and other current assets                            385      259
                                                              ------------  -------
    Total current assets                                            15,668   13,130
                                                              ------------  -------

PROPERTY AND EQUIPMENT                                               6,387    6,061
  Less accumulated depreciation and amortization                     3,111    2,801
                                                              ------------  -------
                                                                     3,276    3,260
                                                              ------------  -------
OTHER ASSETS:
 Goodwill and other intangible assets, net of accumulated
   amortization of $254 (June 1999) and $218 (March 1999)            1,908    1,898
  Deferred income taxes                                                 17       21
  Other assets                                                         272      226
                                                              ------------  -------
                                                                     2,197    2,145
                                                              ------------  -------
                                                              $     21,141  $18,535
                                                              ============  =======

The accompanying notes are an integral part of these consolidated financial statements.

                          MEASUREMENT SPECIALTIES,  INC
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                     LIABILITIES  AND  SHAREHOLDERS'  EQUITY
                     ---------------------------------------


(DOLLARS  IN  THOUSANDS)
                                                             JUNE 30,    MARCH 31,
                                                               1999        1999
                                                           ------------  --------
                                                           (UNAUDITED)
CURRENT LIABILITIES:
  Current portion of long term debt                        $       625   $   550
  Accounts payable                                               5,568     4,067
  Accrued compensation                                           1,072       897
  Current portion of product warranty obligations                  381       290
  Income taxes payable                                              89       539
  Accrued acquisition costs                                        508       508
  Accrued expenses and other current liabilities                   299       514
                                                           ------------  --------
    Total current liabilities                                    8,542     7,365
                                                           ------------  --------
OTHER LIABILITIES:
  Long term debt, net of current portion                         3,075     3,250
  Borrowings under bank line of credit agreement                     -         -
  Product warranty obligations, net of current portion             345       302
  Other liabilities, including deferred income taxes               423        76
                                                           ------------  --------
                                                                 3,843     3,628
                                                           ------------  --------
    Total liabilities                                           12,385    10,993
                                                           ------------  --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Serial preferred stock;
    221,756 shares authorized; none outstanding                      -         -
  Common stock, no par; 20,000,000 shares authorized;
   shares issued and outstanding 3,722,787(June1999) and
   3,663,787 (March 1999)                                        5,502     5,502
  Additional paid-in capital                                       514       308
  Retained earnings                                              2,741     1,733
  Currency translation and other adjustments                        (1)       (1)
                                                           ------------  --------
           Total shareholders' equity                            8,756     7,542
                                                           ------------  --------
                                                           $    21,141   $18,535
                                                           ============  ========

The accompanying notes are an integral part of these consolidated financial statements.

                          MEASUREMENT SPECIALTIES,  INC
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


(DOLLARS  IN  THOUSANDS)
                                         FOR THE THREE MONTHS ENDED JUNE 30,
                                         -----------------------------------
                                                   1999      1998
                                                 --------  --------
Net sales                                        $12,021   $ 3,882
Cost of goods sold                                 6,611     2,568
                                                 --------  --------
  Gross profit                                     5,410     1,314
                                                 --------  --------
Other expenses (income):
  Selling, general and administrative              3,610     1,857
  Research and development                           759       455
  Customer funding of research and development      (353)        0
  Interest expense                                    90         3
  Interest and other income                          (40)        0
                                                 --------  --------
                                                   4,066     2,315
                                                 --------  --------
Income before income taxes                         1,344    (1,001)
Income tax provision (benefit)                       336      (201)
                                                 --------  --------
Net income                                       $ 1,008   $  (800)
                                                 ========  ========

Earnings per common share
    Basic                                        $  0.27   $ (0.22)
                                                 ========  ========
    Diluted                                      $  0.24   $ (0.22)
                                                 ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                                    MEASUREMENT SPECIALTIES,  INC
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
       FOR THE YEAR ENDED MARCH 31, 1999 AND THE THREE MONTHS ENDED JUNE 30, 1999 (UNAUDITED)


                                                                                 CURRENCY
                                                           ADDITIONAL  RETAINED  TRANSLATION
                                                     COMMON  PAID-IN  EARNINGS/  AND OTHER
                                                      STOCK  CAPITAL  (DEFICIT)  ADJUSTMENTS   TOTAL
                                                      -----  -------  ---------  ------------  -----
Balance, March 31, 1998                               5,502       75          4           (1)  5,580
81,500 common shares issued upon exercise of options      -      233          -            -     233
Net income for the year ended March 31, 1999              -        -      1,729            -   1,729
                                                      -----  -------  ---------  ------------  -----
Balance, March 31, 1999                               5,502      308      1,733           (1)  7,542
59,000 common shares issued upon exercise of options      -      206          -            -     206
Net income for the period ended June 30, 1999             -        -      1,008            -   1,008
                                                      -----  -------  ---------  ------------  -----
BALANCE, JUNE 30, 1999                                5,502      514      2,741           (1)  8,756
                                                      =====  =======  =========  ============  =====

The accompanying notes are an integral part of these consolidated financial statements.

                          MEASUREMENT SPECIALTIES,  INC
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(DOLLARS  IN  THOUSANDS)
                                                      FOR THE THREE MONTHS ENDED JUNE 30,
                                                      -----------------------------------
                                                                 1999      1998
                                                               --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $ 1,008   $  (800)
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Depreciation and Amortization                                355       165
      Provision for warranty                                       134        60
      Deferred income taxes                                          4      (142)
      Net changes in operating assets and liabilities:
        Accounts receivable, trade                              (1,686)      473
        Inventories                                                341       475
        Prepaid expenses and other current assets                 (126)       (6)
        Other assets                                               (46)        -
        Accounts payable, trade                                  1,501      (619)
        Accrued expenses and other liabilities                    (153)      (50)
                                                               --------  --------
    Net cash provided by (used in) operating activities          1,332      (444)
                                                               --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                             (371)     (202)
                                                               --------  --------
    Net cash used in investing activities                         (371)     (202)
                                                               --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under bank line of credit agreement                     -     2,465
  Repayments under bank line of credit agreement                     -    (1,960)
  Repayments of long term debt                                    (100)        -
  Proceeds from exercise of options and warrants                   206         -
                                                               --------  --------
    Net cash provided by (used in) financing activities            106       505
                                                               --------  --------
Effect of exchange rate changes on cash and cash equivalents         -        (2)
                                                               --------  --------

Net change in cash and cash equivalents                          1,067      (143)
Cash and cash equivalents, beginning of year                     2,711       303
                                                               --------  --------

Cash and cash equivalents, end of period                       $ 3,778   $   160
                                                               ========  ========


The accompanying notes are an integral part of these consolidated financial statements.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)


1.  INTERIM  FINANCIAL  STATEMENTS:

Basis  of  presentation:
These interim financial statements were prepared pursuant to generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, while they conform with the measurement and classification provisions of generally accepted accounting principles, they do not include the footnote information required by generally accepted accounting principles for annual financial statements. Preparation of these financial statements requires management to make estimates and assumptions which affect the amounts reported. Actual results could differ from those estimates. Additionally, these financial statements are subject to adjustments that might result from the independent audit of the Company's financial statements for the year ending March 31, 2000. In the opinion of management, all adjustments and disclosures necessary to make these interim financial statements not misleading have been included. Nevertheless, reference is made to the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

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

Comprehensive  income:
On April 1, 1998 the Company adopted, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income." Comprehensive income consists of net earnings or loss for the current period and other comprehensive income (income, expenses, gains, and losses that currently bypass the income statement and are reported directly in a separate component of equity). The Company does not have any material items that bypass the income statement.

Recent  Accounting  Pronouncements:
In  June,  1998,  the  Financial  Accounting Standards Board issued Statement of
Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments." The statement is effective for financial years beginning after December 31, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company utilizes an interest rate swap as a hedge of its interest rate risk associated with long term debt. The Company believes that adoption of SFAS 133 will have no material impact on its financial position or results of operations.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)


2.  ACQUISITION:

On August 14, 1998, the Company acquired certain assets and assumed certain liabilities of the Sensors Division of AMP Incorporated (PiezoSensors). PiezoSensors designs, manufactures, and markets piezoelectric polymer sensors for industrial, consumer, and instrumentation applications. The acquisition is being accounted for as a purchase, and accordingly, the financial statements include operations from the date of acquisition. The aggregate purchase price was $3,985. The excess purchase price over assets acquired (goodwill) of $1,693 is being amortized over 15 years. The transaction was financed with a term loan issued by the Company's principal bank. Net assets acquired were $2,292 consisting of the fair value of assets acquired ($3,545) less liabilities assumed ($1,253).

The following unaudited pro forma consolidated results of operations for the periods ended June assume the PiezoSensors acquisition had occurred as of April 1, 1998, giving effect to purchase accounting adjustments. The proforma data is for informational purposes only and may not necessarily reflect results of operations had Sensors been operated as part of the Company since April 1, 1998.

(In  thousands  except  per  share)

                          Three months ended June 30:
                          ---------------------------
                               1999      1998
                              -------  --------
Sales. . . . . . . . . . . .  $12,021  $ 5,493
Net income (loss). . . . . .    1,008   (1,440)
  Earnings (loss) per share
    Basic. . . . . . . . . .  $  0.27  $ (0.40)
    Diluted. . . . . . . . .  $  0.24  $ (0.40)


3.  INVENTORIES:


Inventories  are  summarized  as  follows:

(Dollars in thousands)  JUNE 30, 1999   MARCH 31, 1999
                        --------------  ---------------
Raw Materials. . . . .  $        1,809  $         1,378
Work-in-process. . . .             419              420
Finished goods . . . .           2,093            2,864
                        $        4,321  $         4,662
                        --------------  ---------------

4.  LONG  TERM  DEBT:

At June 30, 1999, $0 was outstanding under the Company's bank line of credit agreement. The agreement provides for a maximum amount available of $5.0 million until October 30, 1999 and $4.0 million from November 1, 1999 until the agreement's expiration on September 30, 2000. Borrowings bear interest at a maximum of the lesser of the bank's prime rate plus 1.00% or a Eurodollar rate plus 2.75%. As a result of achieving certain financial ratios in 1999, the rate decreases to the lesser of the bank's prime rate plus 0.125% or a Eurodollar rate plus 2.0%. The agreement requires payment of a commitment fee equal to 0.25 percent of the unutilized available balance. Borrowings are limited to the sum of eligible Accounts Receivable and Inventory and are collateralized by a senior security interest in substantially all the Company's assets. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)

In connection with the acquisition of Sensors, the Company entered into a $4.0 million term loan agreement with the Company's principal bank. As of June 30, 1999, $3,700 was outstanding under the term loan. The term loan bears interest at a Eurodollar rate plus 3.0%. The term loan requires quarterly repayments in the following remaining annual amounts:


             Principal
Fiscal Year  Repayments
-----------  ----------
2000                550
2001                800
2002                950
2003              1,000
2004                500

Additional principal payments are required if the Company's cashflow exceeds certain levels and security for the loan falls below the sum of the outstanding term loan and the total bank line. The term loan is collateralized by a senior security interest in substantially all the Company's assets. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures

As a hedge of its interest rate risk associated with the term loan, the Company has entered a Rate Swap Transaction (Swap) with the same bank through August 1, 2002. The swap has an initial notional amount of $3.5 million with a fixed rate of 8.32%. The amortization of the Swap is as follows:


             Principal
Fiscal Year  Repayments
-----------  ----------
2000                900
2001                700
2002                900
2003              1,000

The carrying amount of both the outstanding indebtedness and the Swap approximate their fair value because, in the opinion of management, the borrowing rates approximate market.

5.  SHAREHOLDERS'  EQUITY:

The Company is authorized to issue 21,200,000 shares of capital stock of which 221,756 shares have been designated as serial preferred stock and 20,000,000 shares have been designated as common stock. No serial preferred stock was outstanding at December 31, 1998. The Board of Directors has not designated 978,244 authorized shares.

The Company's China subsidiary is subject to certain government regulations, including currency exchange controls, which limit cash dividends and loans. At June 30, 1999, this subsidiary's restricted net assets approximated $1,279.

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

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)


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

The following is a reconciliation of the numerators and denominators of basic and diluted EPS computations:

                           FOR THE THREE MONTHS ENDED JUNE 30, 1999  FOR THE THREE MONTHS ENDED JUNE 30, 1998
                           ----------------------------------------  ----------------------------------------
(Numbers in thousands             INCOME      SHARES     PER SHARE   INCOME (LOSS)     SHARES      PER SHARE
except per share amounts)       NUMERATOR   DENOMINATOR    AMOUNT      NUMERATOR     DENOMINATOR    AMOUNT
                                ----------  -----------  ----------  --------------  -----------  -----------
Basic per share information     $    1,008        3,699  $     0.27  $        (800)        3,583  $   ( 0.22)
Effect of dilutive securities                       492                                       62
Diluted per share information   $    1,008        4,191  $     0.24  $        (800)        3,645  $   ( 0.22)

7.  SUPPLEMENTAL  DISCLOSURES  OF  CASHFLOW  INFORMATION:

For the three months ended June 30, 1999, payments of interest expense approximated $80.

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

9.  SEGMENT  INFORMATION:

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in 1999.

The Company's reportable segments are strategic business units that offer different products. They are managed separately because each business requires different technology and marketing strategies. The Company has two reportable segments: Sensors and Consumer Products. The Sensor segment designs, manufactures, markets and sells sensors for OEM (Original Equipment Manufacture) applications and includes the Company's "MSP" pressure transducer and Piezoelectric product lines. The Consumer Products segment designs, manufactures, markets and sells sensor based consumer products. The basis of these segments is the same as prior periods.

The Company has no material intersegment sales. There has been no material change in total assets from the amounts disclosed in the last annual report.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)


The  following  is  information  related  to  industry  segments:

                             Three months ended June 30:
                             ---------------------------
                                   1999      1998
                                 --------  --------
Net Sales
  Consumer Products              $ 9,116   $ 3,362
  Sensors                          2,905       520
                                 --------  --------
     Total                       $12,021   $ 3,882
                                 --------  --------

Segment Profitability
  Consumer Products              $ 2,216   $   111
  Sensors                            612       116
  Unallocated expenses            (1,434)   (1,226)
  Interest expense                   (90)       (3)
  Other (expenses) income             40         0
                                 --------  --------
     Income (loss) before taxes  $ 1,344   $(1,001)
                                 --------  --------

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report, concerning the Company's expectations, intentions and strategies for the future, are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements may be identified by such words or phases as "will likely result," are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions. The forward-looking statements above involve a number of risks and uncertainties. These statements are based on information available to the Company on the date of this report. The Company assumes no obligation to update them. Actual results could differ materially from these forward looking statements. Among the important factors that could cause actual results to differ materially include: conditions in the general economy and in the markets served by the Company; competitive factors, such as price pressures and the potential emergence of rival technologies; interruptions of suppliers' operations affecting availability of component materials at reasonable prices; timely development and market acceptance, and warranty performance of new products; success in identifying, financing and integrating acquisition candidates; changes in product mix, costs and yields, fluctuations in foreign currency exchange rates; uncertainties related to doing business in Hong Kong and China; ability of material suppliers or key customers of the Company to reduce or eliminate risks to their business or operations arising from the year 2000 issue, and the risk factors listed from time to time in the Company's SEC reports.
                      RESULTS OF OPERATIONS (IN THOUSANDS)

Revenues for the three months ended June 30, 1999 increased by $8,139 or 210 percent to a record first quarter level of $12,021 compared with $3,882 for the first quarter of Fiscal 1999. Based upon the current order and production rates, the Company expects the revenue for the full year of Fiscal 2000 could exceed $50 million. The net income for the first quarter was $1,008 in Fiscal 2000 compared to loss of ($800) for Fiscal 1999. This is the highest first quarter income in the Company's history. The current Fiscal 2000 first quarter revenues and net income benefited from the August 1998 acquisition of the Sensors division of AMP Inc (PiezoSensors).

For the first quarter, sales of the Consumer Products segment increased by $5,754 or 171 percent, to $9,116 for this year from $3,362 in the prior year. A significant portion of the increase was attributable to expansion of U.S. consumer sales, especially sales to the Company's primary U.S. OEM customer, and distribution into mass market of the Company's postal scale. Sales of the Sensors segment for the quarter increased to $2,905 in first quarter of Fiscal 2000 from $520 in the prior period, primarily due to the PiezoSensors acquisition and the MSP pressure transducer product line.

Due to the higher sales volume and ongoing cost reduction efforts, gross profit for the quarter increased by $4,096 to $5,410 in Fiscal 2000 from $1,314 in the first quarter of Fiscal 1999, with the gross profit percentage increasing to
44.5 percent compared to 33.9 percent in the prior year. Higher margins resulted from favorable product mix, the higher margins from PiezoSensors sales, and lower manufacturing costs which were partially offset by price reductions to expand market share and react to competitive pricing pressures. The Company expects that it may continue to experience price pressures, because of the effect of the current strength of the United States dollar on foreign sales and the introduction of competing consumer products. The Company intends to maintain its competitiveness by continuing to expand its product lines, with technological advances, innovative designs and broader price ranges, while continuing efforts to reduce product costs.

Selling, general and administrative ("SG&A") expenses for the first quarter increased by $1,753 or 93 percent to $3,610 in Fiscal 2000 compared to $1,857 in Fiscal 1999. The change results from the impact of the PiezoSensors acquisition and variable expenses associated with the higher sales volume.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)


The Company continues to actively invest in Research and Development projects in support of new products and product line extensions. For the first quarter of Fiscal 2000, research and development expenses were $759 versus $455 in Fiscal 1999. The increase was due to the impact of the PiezoSensors acquisition. However, net Research & Development expenses for the first quarter of Fiscal 2000 were reduced to $406 compared to $455 in the prior year's quarter. The Company received significant funding of development costs from customers, amounting to $353 for the first quarter versus $0 in the prior year's quarter. Development funding is anticipated to continue, but will likely vary from quarter to quarter.

To support revenue growth and to continue to expand product lines research and development expenses will continue to be significant. However, while the Company intends to continue to invest in industrial pressure product development, and launch new consumer products and line extensions, it is anticipated these expenses will be reduced as a percent of revenue over the next several years. Utilizing its engineering talent in the Shenzhen, PRC facility, to perform detail design efforts, the Company is able to invest in a greater number of cost effective projects.

For the three month period of FY 2000 and FY 1999, the Company recognized a tax provision of $336 and $(201) respectively, at an estimated effective income tax rate of approximately 25 percent for Fiscal 2000. The estimated rate of tax is based on the current proportion of pretax profits expected to be earned by the each of the countries in which the Company operates. The foreign overseas tax rates now in effect are lower than the U.S. rates. Deferred income taxes are not provided on these subsidiaries' earnings, which are expected to be reinvested.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company continues to have adequate resources for its financing requirements. Net working capital was $7,076 at June 30, 1999, compared to $5,765 at March 31, 1999. At June 30, 1999, the Company's current ratio was 1.8. Cash increased to $3,778 at June 30, 1999 compared to $2,711 at March 31, 1999. Operating activities provided $1,332, primarily from net income and increases in accounts payable, offset by increases in accounts receivable. Investing activities used $371 to fund capital expenditures.

On August 14, 1998, the Company acquired certain assets and assumed certain liabilities of the Sensors Division of AMP Incorporated (PiezoSensors). PiezoSensors designs, manufactures, and markets piezoelectric polymer sensors for industrial, consumer, and instrumentation applications. The acquisition is being accounted for as a purchase, and accordingly, the financial statements include operations from the date of acquisition. The aggregate purchase price was $3,985. The excess purchase price over assets acquired (goodwill) of $1,693 is being amortized over 15 years. The transaction was financed with a term loan issued by the Company's principal bank. Net assets acquired were $2,292 consisting of the fair value of assets acquired ($3,545) less liabilities assumed ($1,253).

Fixed asset purchases for the first quarter of Fiscal 2000 of $371, were mainly comprised of computer equipment and related software, production equipment, and tooling. The Company expects capital spending to expand as a result of growth of its product lines. At June 30, 1999, there were no significant commitments for capital expenditures.

The Company continues to finance its requirements with internally generated working capital. The Company's principal supplier, assembles substantially all consumer products. While the Company furnishes the supplier with the proprietary subassemblies required in its products, the supplier purchases other required components from third parties, reducing the Company's need to finance certain raw materials through their conversion to finished inventories.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)


At June 30, 1999, $0 was outstanding under the Company's bank line of credit agreement. The agreement provides for a maximum amount available of $5.0 million until October 30, 1999 and $4.0 million from November 1, 1999 until the agreement's expiration on September 30, 2000. Borrowings bear interest at a maximum of the lesser of the bank's prime rate plus 1.00% or a Eurodollar rate plus 2.75%. As a result of achieving certain financial ratios in 1999, the rate decreases to the lesser of the bank's prime rate plus 0.125% or a Eurodollar rate plus 2.0%. The agreement requires payment of a commitment fee equal to 0.25 percent of the unutilized available balance. Borrowings are limited to the sum of eligible Accounts Receivable and Inventory and are collateralized by a senior security interest in substantially all the Company's assets. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures.


In connection with the acquisition of Sensors, the Company entered into a $4.0 million term loan agreement with the Company's principal bank. As of June 30, 1999, $3,700 was outstanding under the term loan. The term loan bears interest at a Eurodollar rate plus 3.0%. The term loan requires quarterly repayments in the following remaining annual amounts:


             Principal
Fiscal Year  Repayments
-----------  ----------
2000                550
2001                800
2002                950
2003              1,000
2004                500

Additional principal payments are required if the Company's cashflow exceeds certain levels and security for the loan falls below the sum of the outstanding term loan and the total bank line. The term loan is collateralized by a senior security interest in substantially all the Company's assets. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures

As a hedge of its interest rate risk associated with the term loan, the Company has entered a Rate Swap Transaction (Swap) with the same bank through August 1, 2002. The swap has an initial notional amount of $3.5 million with a fixed rate of 8.32%. The amortization of the Swap is as follows:


Fiscal Year  Principal Repayments
-----------  --------------------
2000                          900
2001                          700
2002                          900
2003                        1,000

The carrying amount of both the outstanding indebtedness and the Swap approximate their fair value because, in the opinion of management, the borrowing rates approximate market.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)

Further expansion of the Company's financing requirements are likely to require additional resources. The Company believes that suitable resources for expansion of its financing requirements will be available, though no assurance can be given.

The Company has not declared cash dividends on its common equity. Management expects that earnings which may be generated from the Company's near-term operations will be substantially reinvested and, accordingly, dividends will not be paid to common shareholders in the short term. Additionally, the payment of dividends is subject to the consent of the bank with which the Company has a revolving credit agreement.

At present, there are no material restrictions on the ability of the Company's Hong Kong subsidiary to transfer funds to the Company in the form of cash dividends, loans, advances or purchases of materials, products or services. Distribution and repatriation of dividends by the Company's China subsidiary are restricted by Chinese laws and regulations, including currency exchange controls. At June 30, 1999, this subsidiary's restricted net assets approximated $1,279.

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

The Company believes that it has an effective program to resolve the Year 2000 issue in a timely manner. Because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should the Company or its trading partners fail to complete all Year 2000 plans and become completely Year 2000 compliant. The current assessment is that such costs and failure of compliance efforts would not have a material adverse effect. The Company believes that the most likely risks of a possible serious Year 2000 business disruption would be external in nature, including disruption of utility and transportation services, customers' non-compliance, and disruptions in the general economy.

Because the Company expects to be compliant for all business-critical systems, no contingency plans have been established at this time. The Company will reevaluate its readiness throughout calendar 1999 and determine what, if any, contingency plans are required at that time.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   MEASUREMENT  SPECIALTIES,  INC.
                                   (Registrant)



                                   /s/  Joseph  R.  Mallon  Jr.
                                   -----------------------------
Date:  August  13,  1999                Joseph  R.  Mallon  Jr.
                                        Chief  Executive  Officer,  and
                                        Chairman  of  the  Board  of  Directors



                                   /s/  Kirk  J.  Dischino
                                   ------------------------------
Date:  August  13,  1999                Kirk  J  Dischino
                                        Chief  Financial  Officer

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)


                           PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

The following exhibits are included herein:

        (27)  Financial  Data  Schedule

During the three months ended June 30, 1999, the company did not file any reports on Form 8-K.