Form 10-Q
period 1999-09-30
MEASUREMENT SPECIALTIES INC
filed 1999-11-15
CIK 778734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK  ONE)

[ X ]     QUARTERLY  REPORT PURSUANT  TO  SECTION 13  OR 15(D) OF THE SECURITIES
EXCHANGE  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
1999

[   ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934


                        COMMISSION FILE NUMBER:  0-16085


                           MEASUREMENT SPECIALTIES, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          NEW  JERSEY                                        22-2378738
-----------------------------------                      --------------------
(STATE  OR  OTHER  JURISDICTION  OF                      (I.R.S.  EMPLOYER
 INCORPORATION  OR  ORGANIZATION)                         IDENTIFICATION  NO.




       80 LITTLE FALLS ROAD, FAIRFIELD, NEW JERSEY                07004
      ----------------------------------------------------------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


                                 (973) 808-1819
                        ---------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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


                     APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,788,087 shares of common stock, no par, at November 1, 1999.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      Consolidated Balance Sheets, . . . . . . . . . . . . . . . . . . . . . . . . . .    2 - 3
          September 30, 1999 (Unaudited) and March 31, 1999

     Consolidated Statements of Operations (Unaudited),. . . . . . . . . . . . . . . .        4
          Three and Six Months Ended September 30, 1999 and 1998

     Consolidated Statements of Shareholders' Equity,. . . . . . . . . . . . . . . . .        5
         Six Months Ended September 30, 1999 (Unaudited) and Year Ended March 31, 1999

     Consolidated Statements of Cash Flows (Unaudited),. . . . . . . . . . . . . . . .        6
         Six Months Ended September 30, 1999 and 1998

    Notes to Consolidated Financial Statement. . . . . . . . . . . . . . . . . . . . .   7 - 11

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND. . . . . .  12 - 16
 RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION


   ITEM 4.  SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . .       17

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . .  17 - 18

      The following exhibits are included herein:

       Exhibit 27 Financial Data Schedule
  Other items are omitted because they are not required or are not applicable.

SIGNATURES

                            MEASUREMENT SPECIALTIES,  INC
                        CONSOLIDATED CONDENSED BALANCE SHEETS

                                       ASSETS
                                       ------


(DOLLARS  IN  THOUSANDS)


                                                              SEPT. 30,   MARCH 31,
                                                                 1999        1999
                                                              ==========  ==========
                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . . . .  $    3,131  $    2,711
  Accounts receivable, trade, net of allowance for doubtful
    accounts of $313 (Sept 1999) and $257 (March 1999) . . .       9,169       4,918
  Inventories. . . . . . . . . . . . . . . . . . . . . . . .       5,311       4,662
  Deferred income taxes. . . . . . . . . . . . . . . . . . .         491         580
  Prepaid expenses and other current assets. . . . . . . . .         517         259
                                                              ----------  ----------
    Total current assets . . . . . . . . . . . . . . . . . .      18,619      13,130
                                                              ----------  ----------

PROPERTY AND EQUIPMENT . . . . . . . . . . . . . . . . . . .       7,172       6,061
  Less accumulated depreciation and amortization . . . . . .       3,494       2,801
                                                              ----------  ----------
                                                                   3,678       3,260
                                                              ----------  ----------
OTHER ASSETS:
 Goodwill and other intangible assets, net of accumulated
   amortization of $309 (Sept. 1999) and $218 (March 1999) .       2,023       1,898
  Deferred income taxes. . . . . . . . . . . . . . . . . . .          17          21
  Other assets . . . . . . . . . . . . . . . . . . . . . . .         481         226
                                                              ----------  ----------
                                                                   2,521       2,145
                                                              ----------  ----------
                                                              $   24,818  $   18,535
                                                              ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                            MEASUREMENT SPECIALTIES,  INC
                        CONSOLIDATED CONDENSED BALANCE SHEETS

                       LIABILITIES  AND  SHAREHOLDERS'  EQUITY
                       ---------------------------------------


(DOLLARS  IN  THOUSANDS)


                                                              SEPT. 30,    MARCH 31,
                                                                1999         1999
                                                             ===========  ===========
                                                             (UNAUDITED)
CURRENT LIABILITIES:
  Current portion of long term debt . . . . . . . . . . . .  $      700   $      550
  Accounts payable. . . . . . . . . . . . . . . . . . . . .       7,174        4,067
  Accrued compensation. . . . . . . . . . . . . . . . . . .         699          897
  Current portion of product warranty obligations . . . . .         385          290
  Income taxes payable. . . . . . . . . . . . . . . . . . .         832          539
  Accrued acquisition costs . . . . . . . . . . . . . . . .         508          508
  Accrued expenses and other current liabilities. . . . . .         443          514
                                                             -----------  -----------
    Total current liabilities . . . . . . . . . . . . . . .      10,741        7,365
                                                             -----------  -----------
OTHER LIABILITIES:
  Long term debt, net of current portion. . . . . . . . . .       2,900        3,250
  Borrowings under bank line of credit agreement. . . . . .           -            -
  Product warranty obligations, net of current portion. . .         207          302
  Other liabilities, including deferred income taxes. . . .         186           76
                                                             -----------  -----------
                                                                  3,293        3,628
                                                             -----------  -----------
    Total liabilities . . . . . . . . . . . . . . . . . . .      14,034       10,993
                                                             -----------  -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Serial preferred stock;
    221,756 shares authorized; none outstanding . . . . . .           -            -
  Common stock, no par; 20,000,000 shares authorized;
   shares issued and outstanding 3,788,087 (Sept.1999) and
   3,663,787 (March 1999) . . . . . . . . . . . . . . . . .       5,502        5,502
  Additional paid-in capital. . . . . . . . . . . . . . . .         822          308
  Retained earnings . . . . . . . . . . . . . . . . . . . .       4,461        1,733
  Currency translation and other adjustments. . . . . . . .          (1)          (1)
                                                             -----------  -----------
           Total shareholders' equity . . . . . . . . . . .      10,784        7,542
                                                             -----------  -----------
                                                             $   24,818   $   18,535
                                                             ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             MEASUREMENT SPECIALTIES,  INC
                    CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                      (UNAUDITED)


(DOLLARS  IN  THOUSANDS  EXCEPT  PER  SHARE  AMOUNT)

                                              FOR THE THREE MONTHS  FOR THE SIX MONTHS
                                                  ENDED SEPT 30,      ENDED SEPT 30,
                                                ==================  ==================
                                                  1999      1998      1999      1998
                                                --------  --------  --------  --------
Net sales. . . . . . . . . . . . . . . . . . .  $15,445   $10,455   $27,466   $14,337
Cost of goods sold . . . . . . . . . . . . . .    8,748     6,429    15,359     8,997
                                                --------  --------  --------  --------
  Gross profit . . . . . . . . . . . . . . . .    6,697     4,026    12,107     5,340
                                                --------  --------  --------  --------
Other expenses (income):
  Selling, general and administrative. . . . .    3,915     2,472     7,525     4,329
  Research and development . . . . . . . . . .      854       739     1,613     1,194
  Customer funding of research and development     (477)     (285)     (830)     (285)
  Interest expense (net) and other income. . .      111        53       161        56
                                                --------  --------  --------  --------
                                                  4,403     2,979     8,469     5,294
                                                --------  --------  --------  --------
Income before income taxes . . . . . . . . . .    2,294     1,047     3,638        46
Income tax provision . . . . . . . . . . . . .      574       210       910         9
                                                --------  --------  --------  --------
Net income . . . . . . . . . . . . . . . . . .  $ 1,720   $   837   $ 2,728   $    37
                                                ========  ========  ========  ========

Earnings per common share
    Basic. . . . . . . . . . . . . . . . . . .  $  0.46   $  0.23   $  0.73   $  0.01
                                                ========  ========  ========  ========
    Diluted. . . . . . . . . . . . . . . . . .  $  0.40   $  0.23   $  0.64   $  0.01
                                                ========  ========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                                         MEASUREMENT SPECIALTIES,  INC
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEAR ENDED MARCH 31, 1999 AND THE SIX MONTHS ENDED SEPT. 30, 1999 (UNAUDITED)

(DOLLARS  IN  THOUSANDS)


                                                        CURRENCY
                                                       ADDITIONAL  RETAINED  TRANSLATION
                                                         COMMON    PAID-IN    EARNINGS/     AND OTHER
                                                         STOCK     CAPITAL    (DEFICIT)    ADJUSTMENTS   TOTAL
                                                       --------------------------------------------------------
Balance, March 31, 1998 . . . . . . . . . . . . . . .       5,502        75             4           (1)   5,580
81,500 common shares issued upon exercise of options.           -       233             -            -      233
Net income for the year ended March 31, 1999. . . . .           -         -         1,729            -    1,729
                                                       --------------------------------------------------------
Balance, March 31, 1999 . . . . . . . . . . . . . . .       5,502       308         1,733           (1)   7,542
124,300 common shares issued upon exercise of options           -       514             -            -      514
Net income for the period ended Sept. 30, 1999. . . .           -         -         2,728            -    2,728
                                                       --------------------------------------------------------
BALANCE, SEPT 30, 1999. . . . . . . . . . . . . . . .       5,502       822         4,461           (1)  10,784
                                                       ========================================================

The accompanying notes are an integral part of these consolidated financial statements.

                          MEASUREMENT SPECIALTIES,  INC
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(DOLLARS  IN  THOUSANDS)
                                                               FOR THE SIX MONTHS
                                                                 ENDED SEPT 30,
                                                               ==================
                                                                 1999      1998
                                                               ==================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,728   $    37
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Depreciation and Amortization . . . . . . . . . . . . .      794       386
      Warranty expense. . . . . . . . . . . . . . . . . . . .      136       267
      Deferred income taxes . . . . . . . . . . . . . . . . .       93        (9)
      Net changes in operating assets and liabilities:
        Accounts receivable, trade. . . . . . . . . . . . . .   (4,251)   (1,936)
        Inventories . . . . . . . . . . . . . . . . . . . . .     (649)    1,719
        Prepaid expenses and other current assets . . . . . .     (258)      (62)
        Other assets. . . . . . . . . . . . . . . . . . . . .     (380)       22
        Accounts payable, trade . . . . . . . . . . . . . . .    3,107       313
        Accrued expenses and other liabilities. . . . . . . .      (17)     (204)
                                                               ------------------
    Net cash provided by (used in) operating activities . . .    1,303       533
                                                               ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment . . . . . . . . . . . .   (1,197)     (515)
  Acquisition of business, net of cash acquired . . . . . . .        -    (3,985)
                                                               ------------------
    Net cash used in investing activities . . . . . . . . . .   (1,197)   (4,500)
                                                               ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under bank line of credit agreement. . . . . . .        -     5,435
  Repayments under bank line of credit agreement. . . . . . .        -    (4,940)
  Procceds of long term debt. . . . . . . . . . . . . . . . .        -     4,000
  Repayments of long term debt. . . . . . . . . . . . . . . .     (200)        -
  Proceeds from exercise of options and warrants. . . . . . .      514         -
                                                               ------------------
    Net cash provided by (used in) financing activities . . .      314     4,495
                                                               ------------------
Effect of exchange rate changes on cash and cash equivalents.        -        (2)
                                                               ------------------

Net change in cash and cash equivalents . . . . . . . . . . .      420       526
Cash and cash equivalents, beginning of year. . . . . . . . .    2,711       303
                                                               ------------------

Cash and cash equivalents, end of period. . . . . . . . . . .  $ 3,131   $   829
                                                               ==================

The accompanying notes are an integral part of these consolidated financial statements.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



1.  INTERIM  FINANCIAL  STATEMENTS:

Basis  of  presentation:
These interim financial statements were prepared pursuant to generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, while they conform with the measurement and classification provisions of generally accepted accounting principles, they do not include the footnote information required by generally accepted accounting principles for annual financial statements. Preparation of these financial statements requires management to make estimates and assumptions which affect the amounts reported. Actual results could differ from those estimates. Additionally, these financial statements are subject to adjustments that might result from the independent audit of the Company's financial statements for the year ending March 31, 2000. In the opinion of management, all adjustments and disclosures necessary to make these interim financial statements not misleading have been included. Nevertheless, reference is made to the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. Operating results for the six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

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

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



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

(In  thousands  except  per  share)

                                 Three months      Six months
                                ended Sept 30:   ended Sept 30:
                              ----------------  -----------------
                               1999     1998     1999      1998
                              -------  -------  -------  --------
Sales. . . . . . . . . . . .  $15,445  $11,266  $27,466  $16,759
Net income (loss). . . . . .    1,720      368    2,728   (1,072)
  Earnings (loss) per share
    Basic. . . . . . . . . .  $  0.46  $  0.10  $  0.73  $ (0.30)
    Diluted. . . . . . . . .  $  0.40  $  0.10  $  0.64  $ (0.30)


3.  INVENTORIES:

Inventories  are  summarized  as  follows:

(Dollars in thousands)  SEPT. 30, 1999   MARCH 31, 1999
                        ---------------  ---------------
Raw Materials. . . . .  $         2,139  $         1,378
Work-in-process. . . .              838              420
Finished goods . . . .            2,334            2,864
                        $         5,311  $         4,662
                        ---------------  ---------------


4.  LONG  TERM  DEBT:

At September 30, 1999, $0 was outstanding under the Company's bank line of credit agreement. The agreement provides for a maximum amount available of $5.0 million until October 30, 1999 and $4.0 million from November 1, 1999 until the agreement's expiration on September 30, 2000. Borrowings bear interest at a maximum of the lesser of the bank's prime rate plus 1.00% or a Eurodollar rate plus 2.75%. As a result of achieving certain financial ratios in 1999, the rate decreases to the lesser of the bank's prime rate plus 0.125% or a Eurodollar rate plus 2.0%. The agreement requires payment of a commitment fee equal to 0.25 percent of the unutilized available balance. Borrowings are limited to the sum of eligible Accounts Receivable and Inventory and are collateralized by a senior security interest in substantially all the Company's assets. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



In connection with the acquisition of Sensors, the Company entered into a $4.0 million term loan agreement with the Company's principal bank. As of September 30, 1999, $3,600 was outstanding under the term loan. The term loan bears interest at a Eurodollar rate plus 3.0%. The term loan requires quarterly repayments in the following remaining annual amounts:

                                       Principal
                      Fiscal Year     Repayments
                      -----------     ----------
                         2000            350
                         2001            800
                         2002            950
                         2003          1,000
                         2004            500

Additional principal payments are required if the Company's cashflow exceeds certain levels and security for the loan falls below the sum of the outstanding term loan and the total bank line. The term loan is collateralized by a senior security interest in substantially all the Company's assets. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures

As a hedge of its interest rate risk associated with the term loan, the Company has entered a Rate Swap Transaction (Swap) with the same bank through August 1, 2002. The swap has an initial notional amount of $3.5 million with a fixed rate of 8.32%. The notional amount of the Swap decreases as follows:

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

The Company's China subsidiary is subject to certain government regulations, including currency exchange controls, which limit cash dividends and loans. At September 30, 1999, this subsidiary's restricted net assets approximated $2453 On September 13, 1999 shareholders approved the 1998 Stock Option Plan (the "1998 Plan"). The plan provides for granting of options to purchase up to 750,000 common shares until its expiration on October 19, 2008. Shares issuable under 1998 Plan grants which expire or otherwise terminate without being exercised become available for later issuance. Options are intended to generally vest over service periods of up to five years and expire no later than ten years from the date of grant. Options may, but need not, qualify as "incentive stock options" under section 422 of the Internal Revenue Code.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



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

The following is a reconciliation of the numerators and denominators of basic and diluted EPS computations:

                                        FOR THE THREE MONTHS                FOR THE THREE MONTHS
                                         ENDED SEPT 30, 1999                 ENDED SEPT 30, 1998
                                -----------------------------------  -----------------------------------

(Numbers in thousands             INCOME      SHARES     PER SHARE     INCOME      SHARES     PER SHARE
except per share amounts)       NUMERATOR   DENOMINATOR    AMOUNT    NUMERATOR   DENOMINATOR    AMOUNT
                                ----------  -----------  ----------  ----------  -----------  ----------
Basic per share information. .  $    1,720        3,768  $     0.46  $      837        3,583  $     0.23
Effect of dilutive securities.         565          110
                                ----------  -----------
Diluted per share information.  $    1,720        4,333  $     0.40  $      837        3,693  $     0.23
                                            -----------                          -----------

                                          FOR THE SIX MONTHS                FOR THE SIX MONTHS
                                          ENDED SEPT 30, 1999               ENDED SEPT 30, 1998
                                -----------------------------------  -----------------------------------
(Numbers in thousands             INCOME      SHARES     PER SHARE     INCOME      SHARES     PER SHARE
except per share amounts)       NUMERATOR   DENOMINATOR    AMOUNT    NUMERATOR   DENOMINATOR    AMOUNT
                                ----------  -----------  ----------  ----------  -----------  ----------
Basic per share information. .  $    2,728        3,734  $     0.73  $       37        3,583  $     0.01
Effect of dilutive securities.         549           34
                                ----------  -----------
Diluted per share information.  $    2,728        4,283  $     0.64  $       37        3,617  $     0.01
                                            -----------                          -----------

7.  SUPPLEMENTAL  DISCLOSURES  OF  CASHFLOW  INFORMATION:

For the six months ended September 30, 1999, payments of interest expense approximated $136.

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

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



The  following  is  information  related  to  industry  segments:

                              Three months         Six months
                             ended Sept 30:      ended Sept 30:
                           ------------------  ------------------
                             1999      1998      1999      1998
                           --------  --------  --------  --------
Net Sales
  Consumer Products . . .  $12,422   $ 8,910   $21,538   $12,572
  Sensors . . . . . . . .    3,023     1,545     5,928     2,065
     Total. . . . . . . .  $15,445   $10,455   $27,466   $14,337
                           --------  --------  --------  --------

Segment Profitability
  Consumer Products . . .  $ 3,493   $ 2,113   $ 5,709   $ 2,224
  Sensors . . . . . . . .      703       205     1,315       321
  Unallocated expenses. .   (1,791)   (1,218)   (3,225)   (2,443)
  Interest expense. . . .     (111)      (62)     (201)      (65)
  Other (expenses) income        0         9        40         9
     Income before taxes.  $ 2,294   $ 1,047   $ 3,638   $    46
                           --------  --------  --------  --------

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



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

Revenues for the three months ended September 30, 1999 increased by $4,990 or 48 percent to a record quarterly level of $15,445 compared with $10,455 for the second quarter of Fiscal 1999. The net income for the second quarter was $1,720 in Fiscal 2000 compared to $837 for Fiscal 1999. This is the highest quarterly income in the Company's history. For the first six months of Fiscal 2000, revenues increased $13,129 or 92 percent to $27,466 from $14,337 during the first six months of the prior year. The current Fiscal 2000 revenues and net income benefited from the August 1998 acquisition of the Sensors division of AMP Inc (PiezoSensors).

For the second quarter ended September 30, 1999, sales of the Consumer Products segment increased by $3,512 or 39 percent, to $12,422 for this year from $8,910 in the prior year. The increase resulted from expansion of European sales, higher U.S. sales from strong consumer spending and expansion of product offerings, and postal scale sales. For the six months ended September 30, 1999, Consumer Products revenue grew to $21,538, a $8,966 or 71 percent increase from $12,572 in the prior year's period. The increase is attributable to the impacts discussed above, as well as increased sales to the Company's primary U.S. OEM customer. Sales of the Sensors segment for the quarter increased to $3,023 in second quarter of Fiscal 2000 from $1,545 in the prior period, primarily due to the PiezoSensors acquisition and the MSP pressure transducer product line. Sensors sales for the six months ended September 30, 1999 were $5,928 versus $2,065 in the prior fiscal year's period. The increase of $3,863 or 187% is due to the same factors discussed for the second quarter.

Due to the higher sales volume, product mix, and ongoing cost reduction efforts, gross profit for the second quarter increased by $2,671 to $6,697 in Fiscal 2000 from $4,026 in Fiscal 1999, with the gross profit percentage increasing to 43.4 percent compared to 38.5 percent in the prior year. For the six months ended September 30, 1999, gross profit was $12,107 or 44.1 percent compared to $5,340 or 37.2 percent in the prior year comparable period. For both the quarter and six month periods, higher margins resulted from favorable product mix, the higher margins from PiezoSensors sales, and lower manufacturing costs which were partially offset by price reductions to expand market share and react to competitive pricing pressures. The Company expects that it may continue to experience price pressures, because of the effect of the current strength of the United States dollar on foreign sales and the introduction of competing consumer

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



products. The Company intends to maintain its competitiveness by continuing to expand its product lines, with technological advances, innovative designs and broader price ranges, while continuing efforts to reduce product costs.

Selling, general and administrative ("SG&A") expenses for the second quarter increased by $1,443 or 58 percent to $3,915 in Fiscal 2000 compared to $2,472 in Fiscal 1999. For the first six months of Fiscal 2000, S, G & A expenses were $7,525 versus $4,329 in Fiscal 1999, an increase of $3,196 or 74%. The change results in part from the impact of the PiezoSensors acquisition and variable expenses associated with the higher sales volume.

The Company continues to actively invest in Research and Development projects in support of new products and product line extensions. For the second quarter of Fiscal 2000, research and development expenses were $854 versus $739 in Fiscal 1999. For the six months ended September 30, 1999, Research and Development expenses were $1,613 compared with $1,194 for the same period of the prior fiscal year. The increase for both the quarter and six month period was due to the impact of the PiezoSensors acquisition. However, net Research & Development expenses for the second quarter of Fiscal 2000 were reduced to $377 compared to $454 in the prior year's quarter. Research & Development, net was also lower for the six month period ended September 30, amounting to $783 for Fiscal 2000, versus $909 in Fiscal 1999. The Company received significant funding of development costs from customers, amounting to $477 for the second quarter of Fiscal 2000 and $830 for the six month period versus $285 for both in the prior year's quarter and six month period. Development funding is anticipated to continue, but will likely vary from quarter to quarter.

To support revenue growth and to continue to expand product lines research and development expenses will continue to be significant. The Company intends to continue to invest in pressure sensor product development, and launch new consumer products and line extensions. Utilizing its engineering talent in the Shenzhen, PRC facility, to perform detail design efforts, the Company is able to invest in a greater number of cost effective projects.

For the six month period of FY 2000 and FY 1999, the Company recognized a tax provision of $910 and $9 respectively, at an estimated effective income tax rate of approximately 25 percent for Fiscal 2000. The estimated rate of tax is based on the current proportion of pretax profits expected to be earned by the each of the countries in which the Company operates. The foreign overseas tax rates now in effect are lower than the U.S. rates. Deferred income taxes are not provided on these subsidiaries' earnings, which are expected to be reinvested.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company believes it continues to have adequate resources for its financing requirements. Net working capital was $7,878 at September 30, 1999, compared to $5,765 at March 31, 1999, reflecting the increase in Accounts Receivable due to higher revenues. At September 30, 1999, the Company's current ratio was 1.7. Cash increased to $3,131 at September 30, 1999 compared to $2,711 at March 31, 1999. Operating activities provided $1,303, primarily from net income and increases in accounts payable, offset by increases in accounts receivable.
Investing  activities  used  $1,197  to  fund  capital  expenditures.

On August 14, 1998, the Company acquired certain assets and assumed certain liabilities of the Sensors Division of AMP Incorporated (PiezoSensors). PiezoSensors designs, manufactures, and markets piezoelectric polymer sensors for industrial, consumer, and instrumentation applications. The acquisition is

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



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

Fixed asset purchases for the first six months of Fiscal 2000 of $1,197, were mainly comprised of computer equipment and related software, production equipment, and tooling. The Company expects capital spending to expand as a result of growth of its product lines. At September 30, 1999, there were no significant commitments for capital expenditures.

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


At September 30, 1999, $0 was outstanding under the Company's bank line of credit agreement. The agreement provides for a maximum amount available of $5.0 million until October 30, 1999 and $4.0 million from November 1, 1999 until the agreement's expiration on September 30, 2000. Borrowings bear interest at a maximum of the lesser of the bank's prime rate plus 1.00% or a Eurodollar rate plus 2.75%. As a result of achieving certain financial ratios in 1999, the rate decreases to the lesser of the bank's prime rate plus 0.125% or a Eurodollar rate plus 2.0%. The agreement requires payment of a commitment fee equal to 0.25 percent of the unutilized available balance. Borrowings are limited to the sum of eligible Accounts Receivable and Inventory and are collateralized by a senior security interest in substantially all the Company's assets. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures.


In connection with the acquisition of Sensors, the Company entered into a $4.0 million term loan agreement with the Company's principal bank. As of September 30, 1999, $3,600 was outstanding under the term loan. The term loan bears interest at a Eurodollar rate plus 3.0%. The term loan requires quarterly repayments in the following remaining annual amounts:

                                        Principal
                      Fiscal Year      Repayments
                      -----------      ----------
                         2000            $350
                         2001             800
                         2002             950
                         2003           1,000
                         2004             500


Additional principal payments are required if the Company's cashflow exceeds certain levels and security for the loan falls below the sum of the outstanding term loan and the total bank line. The term loan is collateralized by a senior security interest in substantially all the Company's assets. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries, and requires the bank's consent for the payment of dividends, acquisitions or divestitures.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



As a hedge of its interest rate risk associated with the term loan, the Company has entered a Rate Swap Transaction (Swap) with the same bank through August 1, 2002. The swap has an initial notional amount of $3.5 million with a fixed rate of 8.32%. The notional amount of the Swap decreases as follows:

                                         Principal
                      Fiscal Year       Repayments
                      -----------       ----------
                         2000             $ 900
                         2001               700
                         2002               900
                         2003             1,000

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

The Company has not declared cash dividends on its common equity. Management expects that earnings that may be generated from the Company's near-term operations will be substantially reinvested and, accordingly, dividends will not be paid to common shareholders in the short term. Additionally, the payment of dividends is subject to the consent of the bank with which the Company has a revolving credit agreement.

At present, there are no material restrictions on the ability of the Company's Hong Kong subsidiary to transfer funds to the Company in the form of cash dividends, loans, advances or purchases of materials, products or services. Distribution and repatriation of dividends by the Company's China subsidiary are restricted by Chinese laws and regulations, including currency exchange controls. At September 30, 1999, this subsidiary's restricted net assets approximated $2,453.

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

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



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

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                           PART II.  OTHER INFORMATION

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On September 13, 1999 the Company held an Annual Meeting of Shareholders at which the Shareholders elected two Directors to serve until their respective successors are elected and qualified. Additionally, the Shareholders ratified the appointment of Grant Thornton as the Company's independent auditor and approved the adoption of the Corporation's 1998 Stock Option Plan. The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes were:


                                                       Number of votes
                                               ---------------------------------
                                                                Against or        Number of abstentions
                                                Cast for         withheld         and broker non-votes
                                               ----------  ---------------------  --------------------
Election of Director
  Damon Germanton . . . . . . . . . . . . . .   3,499,596                  9,036
  Steven P. Petrucelli. . . . . . . . . . . .   3,499,496                  9,136

Approval of 1998 Stock Option Plan. . . . . .   1,916,826                352,025             1,239,781

Ratification of Appointment of Grant Thornton   3,484,117                 17,400


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

The  following  exhibits  are  included  herein:

(27)     Financial  Data  Schedule

During the three months ended September 30, 1999, the company did not file any reports on Form 8-K.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          MEASUREMENT  SPECIALTIES,  INC.
                                         (Registrant)






                                    /s/  Joseph  R.  Mallon  Jr.
                                   -----------------------------
Date:  November  15,  1999               Joseph  R.  Mallon  Jr.
                                         Chief  Executive  Officer,  and
                                         Chairman  of  the  Board  of  Directors


                                    /s/  Kirk  J.  Dischino
                                   ------------------------
Date:  November  15,  1999               Kirk  J  Dischino
                                         Chief  Financial  Officer