Form 10-Q
period 1999-12-31
MEASUREMENT SPECIALTIES INC
filed 2000-02-14
CIK 778734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR  THE  QUARTERLY  PERIOD  ENDED  DECEMBER  31,  1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER:  0-16085


                          MEASUREMENT SPECIALTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 NEW JERSEY                                    22-2378738
       -------------------------------                     -------------------
       (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


              80 LITTLE FALLS ROAD, FAIRFIELD, NEW JERSEY    07004
              -----------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,905,587 shares of common stock, no par, at February 11, 2000.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


PART I .  FINANCIAL INFORMATION . . . . . . . . . . . . . . .   3
  Item 1. Financial Statements. . . . . . . . . . . . . . . .   3
    Consolidated Balance Sheets, December 31, 1999
    (Unaudited) and March 31, 1999. . . . . . . . . . . . . .   3
    Consolidated Statements of Operations (Unaudited),
    Three and Nine Months Ended December 31, 1999 and 1998. .   5
    Consolidated Statements of Shareholders' Equity,
    Nine Months Ended December 31, 1999 (Unaudited)
    and Year Ended March 31, 1999 . . . . . . . . . . . . . .   6
    Consolidated Statements of Cash Flows (Unaudited),
    Nine Months Ended December 31, 1999 and 1998. . . . . . .   7
    Notes to Consolidated Financial Statement . . . . . . . .   8
  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations .  14
PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . .  18
  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . .  18
    The following exhibits are included herein: . . . . . . .  18
    Exhibit 27 Financial Data Schedule. . . . . . . . . . . .  19
    Other items are omitted because they are not
    required or are not applicable. . . . . . . . . . . . . .  19
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . .  20

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


PART  I  .  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS
  CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1999 (UNAUDITED) AND MARCH 31, 1999

                             MEASUREMENT SPECIALTIES,  INC
                         CONSOLIDATED CONDENSED BALANCE SHEETS

                                         ASSETS
                                         ------

(DOLLARS  IN  THOUSANDS)
                                                              DECEMBER 31,   MARCH 31,
                                                                  1999          1999
                                                              -------------  ----------
                                                               (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . . . .  $       4,925  $    2,711
  Accounts receivable, trade, net of allowance for doubtful
    accounts of $313 (Dec 1999) and $257 (Mar 1999). . . . .          7,692       4,918
  Inventories. . . . . . . . . . . . . . . . . . . . . . . .          6,495       4,662
  Deferred income taxes. . . . . . . . . . . . . . . . . . .            658         580
  Prepaid expenses and other current assets. . . . . . . . .            850         259
                                                              -------------  ----------
    Total current assets . . . . . . . . . . . . . . . . . .         20,620      13,130
                                                              -------------  ----------

PROPERTY AND EQUIPMENT . . . . . . . . . . . . . . . . . . .          8,398       6,061
  Less accumulated depreciation and amortization . . . . . .          3,893       2,801
                                                              -------------  ----------
                                                                      4,505       3,260
                                                              -------------  ----------
OTHER ASSETS:
 Goodwill and other intangible assets, net of accumulated
   amortization of $376 (Dec 1999) and $218 (Mar 1999) . . .          1,909       1,898
  Deferred income taxes. . . . . . . . . . . . . . . . . . .             21          21
  Other assets . . . . . . . . . . . . . . . . . . . . . . .            173         226
                                                              -------------  ----------
                                                                      2,103       2,145
                                                              -------------  ----------
                                                              $      27,228  $   18,535
                                                              -------------  ----------

The accompanying notes are an integral part of these consolidated financial statements.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                             MEASUREMENT SPECIALTIES,  INC
                         CONSOLIDATED CONDENSED BALANCE SHEETS

                        LIABILITIES  AND  SHAREHOLDERS'  EQUITY
                        ---------------------------------------


(DOLLARS IN THOUSANDS)
                                                             DECEMBER 31,    MARCH 31,
                                                                 1999          1999
                                                            --------------  -----------
                                                             (UNAUDITED)
CURRENT LIABILITIES:
  Current portion of long term debt. . . . . . . . . . . .  $         750   $      550
  Accounts payable . . . . . . . . . . . . . . . . . . . .          6,689        4,067
  Accrued compensation . . . . . . . . . . . . . . . . . .          1,116          897
  Current portion of product warranty obligations. . . . .            310          290
  Income taxes payable . . . . . . . . . . . . . . . . . .          1,275          539
  Accrued acquisition costs. . . . . . . . . . . . . . . .            275          508
  Accrued expenses and other current liabilities . . . . .            950          514
                                                            --------------  -----------
    Total current liabilities. . . . . . . . . . . . . . .         11,365        7,365
                                                            --------------  -----------
OTHER LIABILITIES:
  Long term debt, net of current portion . . . . . . . . .          2,675        3,250
  Borrowings under bank line of credit agreement . . . . .              -            -
  Product warranty obligations, net of current portion . .            161          302
  Other liabilities, including deferred income taxes . . .             91           76
                                                            --------------  -----------
                                                                    2,927        3,628
                                                            --------------  -----------
    Total liabilities. . . . . . . . . . . . . . . . . . .         14,292       10,993
                                                            --------------  -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Serial preferred stock;
    221,756 shares authorized; none outstanding. . . . . .              -            -
  Common stock, no par; 20,000,000 shares authorized;
   shares issued and outstanding 3,905,587 (Dec 1999) and
   3,663,787 (March 1999). . . . . . . . . . . . . . . . .          5,502        5,502
  Additional paid-in capital . . . . . . . . . . . . . . .          1,106          308
  Retained earnings. . . . . . . . . . . . . . . . . . . .          6,329        1,733
  Currency translation and other adjustments . . . . . . .             (1)          (1)
                                                            --------------  -----------
           Total shareholders' equity. . . . . . . . . . .         12,936        7,542
                                                            --------------  -----------
                                                            $      27,228   $   18,535
                                                            --------------  -----------

The accompanying notes are an integral part of these consolidated financial statements.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED), THREE AND NINE MONTHS ENDED
                           DECEMBER 31, 1999 AND 1998

                             MEASUREMENT SPECIALTIES,  INC
                    CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                      (UNAUDITED)


(DOLLARS  IN  THOUSANDS  EXCEPT  PER  SHARE  AMOUNT)

                                                  FOR THE THREE        FOR THE NINE
                                              MONTHS ENDED DEC 31,  MONTHS ENDED DEC 31,
                                              --------------------  --------------------
                                                  1999      1998      1999      1998
                                                --------  --------  --------  --------
Net sales. . . . . . . . . . . . . . . . . . .  $15,960   $13,928   $43,426   $28,265
Cost of goods sold . . . . . . . . . . . . . .    8,807     7,978    24,166    16,975
                                                --------  --------  --------  --------
  Gross profit . . . . . . . . . . . . . . . .    7,153     5,950    19,260    11,290
                                                --------  --------  --------  --------
Other expenses (income):
  Selling, general and administrative. . . . .    4,076     3,460    11,601     7,788
  Research and development . . . . . . . . . .      924       916     2,537     2,112
  Customer funding of research and development     (393)     (319)   (1,223)     (604)
  Interest expense (net) and other income. . .       56       236       217       291
                                                --------  --------  --------  --------
                                                  4,663     4,293    13,132     9,587
                                                --------  --------  --------  --------
Income before income taxes . . . . . . . . . .    2,490     1,657     6,128     1,703
Income tax provision . . . . . . . . . . . . .      622       397     1,532       406
                                                --------  --------  --------  --------
Net income . . . . . . . . . . . . . . . . . .  $ 1,868   $ 1,260   $ 4,596   $ 1,297
                                                --------  --------  --------  --------

Earnings per common share
    Basic. . . . . . . . . . . . . . . . . . .  $  0.49   $  0.35   $  1.22   $  0.36
                                                --------  --------  --------  --------
    Diluted. . . . . . . . . . . . . . . . . .  $  0.43   $  0.34   $  1.07   $  0.36
                                                --------  --------  --------  --------

The accompanying notes are an integral part of these consolidated financial statements.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, NINE MONTHS ENDED DECEMBER 31,
                 1999 (UNAUDITED) AND YEAR ENDED MARCH 31, 1999

                                        MEASUREMENT SPECIALTIES,  INC
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          FOR THE YEAR ENDED MARCH 31, 1999 AND THE NINE MONTHS ENDED DECEMBER 31, 1999 (UNAUDITED)


(DOLLARS IN THOUSANDS)
                                                                                          CURRENCY
                                                                ADDITIONAL   RETAINED   TRANSLATION
                                                        COMMON   PAID-IN    EARNINGS/    AND OTHER
                                                        STOCK    CAPITAL    (DEFICIT)   ADJUSTMENTS   TOTAL
                                                        ------  ----------  ----------  ------------  ------
Balance, March 31, 1998. . . . . . . . . . . . . . . .   5,502          75           4           (1)   5,580
81,500 common shares issued upon exercise of options .       -         233           -            -      233
Net income for the year ended March 31, 1999 . . . . .       -           -       1,729            -    1,729
                                                        ------  ----------  ----------  ------------  ------
Balance, March 31, 1999. . . . . . . . . . . . . . . .   5,502         308       1,733           (1)   7,542
241,830 common shares issued upon exercise of options                  798                               798
Net income for the period ended Dec 31, 1999                                     4,596                 4,596
                                                                            ----------                ------
BALANCE, DECEMBER 31, 1999 . . . . . . . . . . . . . .   5,502       1,106       6,329           (1)  12,936
                                                        ------  ----------  ----------  ------------  ------

The accompanying notes are an integral part of these consolidated financial statements.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), NINE MONTHS ENDED DECEMBER
                                31, 1999 AND 1998

                          MEASUREMENT SPECIALTIES,  INC
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(DOLLARS  IN  THOUSANDS)
                                                              FOR THE NINE MONTHS
                                                               ENDED DECEMBER 31,
                                                               ------------------
                                                                 1999      1998
                                                               --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $ 4,596   $ 1,297
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Depreciation and Amortization . . . . . . . . . . . . .    1,097       895
      Warranty expense. . . . . . . . . . . . . . . . . . . .     (121)        -
      Deferred Income Taxes . . . . . . . . . . . . . . . . .      (78)        -
      Net changes in operating assets and liabilities:
        Accounts receivable, trade. . . . . . . . . . . . . .   (2,774)   (1,606)
        Inventories . . . . . . . . . . . . . . . . . . . . .   (1,833)     (134)
        Prepaid expenses and other current assets . . . . . .     (591)       (3)
        Other assets. . . . . . . . . . . . . . . . . . . . .       53       (56)
        Accounts payable, trade . . . . . . . . . . . . . . .    2,622       738
        Accrued expenses and other liabilities. . . . . . . .    1,184       423
                                                               --------  --------
    Net cash provided by (used in) operating activities . . .    4,155     1,554
                                                               --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment . . . . . . . . . . . .   (2,342)     (592)
  Acquisition of business, net of cash acquired . . . . . . .        -    (3,985)
                                                               --------  --------
    Net cash used in investing activities . . . . . . . . . .   (2,342)   (4,577)
                                                               --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under bank line of credit agreement. . . . . . .        -     7,435
  Repayments under bank line of credit agreement. . . . . . .        -    (7,456)
  Procceds of long term debt. . . . . . . . . . . . . . . . .        -     4,000
  Repayments of long term debt. . . . . . . . . . . . . . . .     (375)     (100)
  Proceeds from exercise of options and warrants. . . . . . .      776        76
                                                               --------  --------
    Net cash provided by (used in) financing activities . . .      401     3,955
                                                               --------  --------
Effect of exchange rate changes on cash and cash equivalents.        -        (8)
                                                               --------  --------

Net change in cash and cash equivalents . . . . . . . . . . .    2,214       924
Cash and cash equivalents, beginning of year. . . . . . . . .    2,711       303
                                                               --------  --------

Cash and cash equivalents, end of period. . . . . . . . . . .  $ 4,925   $ 1,227
                                                               --------  --------

The accompanying notes are an integral part of these consolidated financial statements.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

1.  INTERIM  FINANCIAL  STATEMENTS:

Basis  of  presentation:
These interim financial statements were prepared pursuant to generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, while they conform with the measurement and classification provisions of generally accepted accounting principles, they do not include the footnote information required by generally accepted accounting principles for annual financial statements. Preparation of these financial statements requires management to make estimates and assumptions which affect the amounts reported. Actual results could differ from those estimates. Additionally, these financial statements are subject to adjustments that might result from the independent audit of the Company's financial statements for the year ending March 31, 2000. In the opinion of management, all adjustments and disclosures necessary to make these interim financial statements not misleading have been included. Nevertheless, reference is made to the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. Operating results for the nine months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

Inventories:
Inventories  are  stated  at  the lower of cost (first-in, first-out) or market.

Stock  based  compensation:
The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure only provisions of Statement of Financial
Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation."

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

Revenue  recognition:
Revenue is recorded when the products are shipped and the Company provides for allowance for returns based upon historical and estimated return rates.

Research  and  development:
Research and development expenditures are expensed as incurred. Customer funding is recognized as earned.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


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

Recent  Accounting  Pronouncements:
In  June,  1998,  the  Financial  Accounting Standards Board issued Statement of
Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments." The statement is effective for financial years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company utilizes an interest rate swap intended to hedge its interest rate risk associated with long term debt. The Company believes that adoption of SFAS 133 will not have a material impact on its financial position or results of operations.

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

The following unaudited pro forma consolidated results of operations for the periods ended December assume the PiezoSensors acquisition had occurred as of April 1, 1998, giving effect to purchase accounting adjustments. The proforma data is for informational purposes only and may not necessarily reflect results of operations had Sensors been operated as part of the Company since April 1, 1998.

(In  thousands  except  per  share)

                                Three months      Nine months
                               ended Dec 31:      ended Dec 31:
                              ----------------  ----------------
                               1999     1998     1999     1998
                              -------  -------  -------  -------
Sales. . . . . . . . . . . .  $15,960  $13,928  $43,426  $30,687
Net income (loss). . . . . .    1,868    1,260    4,596      188
  Earnings (loss) per share
    Basic. . . . . . . . . .  $  0.49  $  0.35  $  1.22  $  0.05
    Diluted. . . . . . . . .  $  0.43  $  0.34  $  1.07  $  0.05

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


3.  INVENTORIES:

Inventories  are  summarized  as  follows:

                 DEC 31, 1999   March 31, 1999
                 -------------  ---------------
Raw Materials .  $       1,829  $         1,378
Work-in-process          1,230              420
Finished goods.          3,436            2,864
                 -------------  ---------------
                 $       6,495  $         4,662
                 -------------  ---------------

4.  LONG  TERM  DEBT:

At December 31, 1999, there were no amounts outstanding under the Company's bank line of credit agreement. The agreement provides for a maximum amount available of $5.0 million until the agreement's expiration on September 30, 2001. Borrowings are limited to the sum of eligible Accounts Receivable and Inventory and are collateralized by a senior security interest in substantially all the Company's assets. Borrowings bear interest at a maximum of the lesser of the bank's prime rate plus 1.00% or a Eurodollar rate plus 2.75%. As a result of achieving certain financial ratios in the current Fiscal 2000, the rate decreases to the lesser of the bank's prime rate plus 0.125% or a Eurodollar rate plus 2.0%. The agreement requires payment of a commitment fee equal to 0.25 percent of the unutilized available balance. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures.

In connection with the acquisition of Sensors, the Company entered into a $4,000 term loan agreement with the Company's principal bank. As of December 31, 1999, $3,425 was outstanding under the term loan. The term loan bears interest at a Eurodollar rate plus 3.0%. The term loan requires quarterly repayments in the following remaining annual amounts:

              Principal
Fiscal Year   Repayments
------------  ----------
    2000      $      175
    2001             800
    2002             950
    2003           1,000
    2004             500

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

As a hedge of its interest rate risk associated with the term loan, the Company has entered a Rate Swap Transaction (Swap) with the same bank through August 1, 2002. The swap has an initial notional amount of $3.5 million ($2.9 million as of December 31,2000) with a fixed rate of 8.32%. The notional amount of the Swap decreases as follows:

              Principal
Fiscal Year   Repayments
------------  ----------
    2001      $      700
    2002             900
    2003           1,000

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


The carrying amount of both the outstanding indebtedness and the Swap approximate their fair value because, in the opinion of management, the borrowing rates approximate market.

5.  SHAREHOLDERS'  EQUITY:

The Company is authorized to issue 21,200,000 shares of capital stock of which 221,756 shares have been designated as serial preferred stock and 20,000,000 shares have been designated as common stock. No serial preferred stock was outstanding at December 31, 1999. The Board of Directors has not designated 978,244 authorized shares.

The Company's China subsidiary is subject to certain government regulations, including currency exchange controls, which limit cash dividends and loans. At December 31, 1999, this subsidiary's restricted net assets approximated $536.

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

The following is a reconciliation of the numerators and denominators of basic and diluted EPS computations:

                            FOR THE THREE MONTHS ENDED DEC 31, 1999  For the Three months ended Dec 31, 1998
                                -----------------------------------  -----------------------------------
(Numbers in thousands             INCOME      SHARES     PER SHARE     Income      Shares     Per share
except per share amounts)       NUMERATOR   DENOMINATOR    AMOUNT    Numerator   Denominator    Amount
                                ----------  -----------  ----------  ----------  -----------  ----------
Basic per share information. .  $    1,868        3,828  $     0.49  $    1,260        3,591  $     0.35
Effect of dilutive securities.         531           92
                                ----------  -----------  ----------  ----------  -----------  ----------
Diluted per share information.  $    1,868        4,359  $     0.43  $    1,260        3,696  $     0.34
                                ----------  -----------  ----------  ----------  -----------  ----------

                             FOR THE NINE MONTHS ENDED DEC 31, 1999  For the Nine months ended Dec 31, 1998
                                -----------------------------------  -----------------------------------
(Numbers in thousands             INCOME      SHARES     PER SHARE     Income      Shares     Per share
except per share amounts)       NUMERATOR   DENOMINATOR    AMOUNT    Numerator   Denominator    Amount
                                ----------  -----------  ----------  ----------  -----------  ----------
Basic per share information. .  $    4,596        3,766  $     1.22  $    1,297        3,587  $     0.36
Effect of dilutive securities.         549           94
                                ----------  -----------  ----------  ----------  -----------  ----------
Diluted per share information.  $    4,596        4,315  $     1.07  $    1,297        3,638  $     0.36
                                ----------  -----------  ----------  ----------  -----------  ----------

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


7.  STOCK  OPTION  PLANS:

Total number of Stock Options granted to employees during the nine months to December 31, 1999 were 41,225.

8.  SUPPLEMENTAL  DISCLOSURES  OF  CASHFLOW  INFORMATION:

For the nine months ended December 31, 1999 and 1998, payments of interest expense approximated $231 and $146.

9.  CONTINGENCIES:

Products generally are marketed under warranties to end users of up to ten years. The Company provides for estimated product warranty obligations at the time of sale, based on its warranty claims experience. This estimate is susceptible to changes in the near term based on introductions of new products, product quality improvements and changes in end user behavior.

10.  SEGMENT  INFORMATION:

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

The  following  is  information  related  to  industry  segments:

                              Three months         Nine months
                              ended Dec 31:       ended Dec 31:
                           --------------------------------------
                             1999      1998      1999      1998
                           --------  --------  --------  --------
Net Sales
  Consumer Products . . .  $11,608   $11,216   $33,146   $23,488
  Sensors . . . . . . . .    4,352     2,712    10,280     4,777
                           --------  --------  --------  --------
     Total. . . . . . . .  $15,960   $13,928   $43,426   $28,265
                           --------  --------  --------  --------

Segment Profitability
  Consumer Products . . .    2,938     2,600     8,648     4,824
  Sensors . . . . . . . .    1,300       277     2,615       598
  Unallocated expenses. .   (1,693)     (984)   (4,918)   (3,427)
  Interest expense. . . .     (108)     (167)     (309)     (232)
  Other (expenses) income       52       (69)       92       (60)
                           --------  --------  --------  --------
     Income before taxes.    2,490     1,657     6,128     1,703
                           --------  --------  --------  --------

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


11.  SUBSEQUENT  EVENT:

On January 5, 2000 the Company acquired, for cash, certain assets comprising the ultrasonic garage parking system business of Exeter Technologies, Inc. Pursuant to the acquisition agreement, the Company made an initial payment of approximately $625 and is required to pay additional consideration based upon future sales. The additional consideration is equal to 15% of net sales in year one, 10% in year two and 5% in year three. No payments are to be made after year 3. The acquisition will be accounted for under the purchase method of accounting. The company has not yet completed its allocation of the purchase price to tangible and intangible assets but estimates that intangible assets will aggregate approximately $800 which will be amortized over an average life of 7 years.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report, concerning the Company's expectations, intentions and strategies for the future, are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements may be identified by such words or phases as "will likely result," are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions. The forward-looking statements above involve a number of risks and uncertainties. These statements are based on information available to the Company on the date of this report. The Company assumes no obligation to update them. Actual results could differ materially from these forward looking statements. Among the important factors that could cause actual results to differ materially include: conditions in the general economy and in the markets served by the Company; competitive factors, such as price pressures and the potential emergence of rival technologies; interruptions of suppliers' operations affecting availability of component materials at reasonable prices; timely development and market acceptance, and warranty performance of new products; success in identifying, financing and integrating acquisition candidates; changes in product mix, costs and yields, fluctuations in foreign currency exchange rates; uncertainties related to doing business in Hong Kong and China, and the risk factors listed from time to time in the Company's SEC reports. The Company is involved in an active acquisition program. Forward looking statements may not include the impact of acquisitions, which could affect results in the near term.

RESULTS  OF  OPERATIONS  (IN  THOUSANDS)

Revenues  for  the  three  months ended December 31, 1999 increased by $2,032 or
14.6 percent to a record quarterly level of $15,960 compared with $13,928 for the third quarter of Fiscal 1999. The net income for the third quarter was $1,868 in Fiscal 2000 compared to $1,260 for Fiscal 1999. This is the highest quarterly income in the Company's history. For the first nine months of Fiscal 2000, revenues increased $----15,161 or 53.6 percent to $43,426 from $28,265 during the first nine months of the prior year. The current Fiscal 2000 revenues and net income benefited from the August 1998 acquisition of the Sensors division of AMP Inc (PiezoSensors).

For the third quarter ended December 31, 1999, sales of the Consumer Products segment increased by $392 or three percent, to $11,608 for this year from $11,216 in the prior year. The increase resulted from higher U.S. sales from strong consumer spending, and expansion of product offerings. For the nine months ended December 31, 1999, Consumer Products revenue grew to $33,146, a
$9,658 or 41 percent increase from $23,488 in the prior year's period. The increase resulted from expansion of European sales, higher U.S. sales from strong consumer spending and expansion of product offerings, and postal scale sales, as well as increased sales to the Company's primary U.S. OEM customer. Sales of the Sensors segment for the quarter increased to $4,352 in third quarter of Fiscal 2000 from $2,712 in the prior period, primarily due to higher volume across all product lines. Sensor sales for the nine months ended December 31, 1999 were $10,280 versus $4,777 in the prior fiscal year's period. The increase of $5,503 or 115% is due to the PiezoSensors acquisition and the same factors discussed for the third quarter.

Due to the higher sales volume, product mix, and ongoing cost reduction efforts, gross profit for the third quarter increased by $1,203 to $7,153 in Fiscal 2000 from $5,950 in Fiscal 1999, with the gross profit percentage increasing to 44.8 percent compared to 42.7 percent in the prior year. For the nine months ended December 31, 1999, gross profit was $19,260 or 44.4 percent compared to $11,290 or 39.9 percent in the prior year comparable period. For both the quarter and nine month periods, higher margins resulted from favorable product mix, the higher margins from PiezoSensors sales, and lower manufacturing costs which were partially offset by price reductions to expand market share and react to competitive pricing pressures. The Company expects that it may continue to experience price pressures, because of the effect of the current strength of the United States dollar on foreign sales and the introduction of competing consumer products. The Company intends to maintain its competitiveness by continuing to expand its product lines, with technological advances, innovative designs and broader price ranges, while continuing efforts to reduce product costs.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


Selling, general and administrative ("SG&A") expenses for the third quarter increased by $616 or 17.8 percent to $4,076 in Fiscal 2000 compared to $3,460 in Fiscal 1999. For the first nine months of Fiscal 2000, SG&A expenses were $11,601 versus $7,788 in Fiscal 1999, an increase of $3,813 or 49%. The change results in part from the impact of the PiezoSensors acquisition and variable expenses associated with the higher sales volume.

The Company continues to actively invest in Research and Development projects in support of new products and product line extensions. For the third quarter of Fiscal 2000, research and development expenses were $924 versus $916 in Fiscal 1999. For the nine months ended December 31, 1999, Research and Development expenses were $2,537 compared with $2,112 for the same period of the prior fiscal year. The increase for both the quarter and nine month period was due to the impact of the PiezoSensors acquisition. However, net Research & Development expenses for the third quarter of Fiscal 2000 were reduced to $531 compared to $597 in the prior year's quarter. Research & Development, net was also lower for the nine month period ended December 31, amounting to $1,314 for Fiscal 2000, versus $1,508 in Fiscal 1999. The Company received significant funding of development costs from customers, amounting to $393 for the third quarter of Fiscal 2000 and $1,223 for the nine month period versus $319 and $604 for both in the prior year's quarter and nine month period. Development funding is anticipated to continue, but will likely vary from quarter to quarter.

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

For the nine month period of FY 2000 and FY 1999, the Company recognized a tax provision of $1,532 and $406 respectively, at an estimated effective annual income tax rate of approximately 25 percent for Fiscal 2000. The estimated rate of tax is based on the proportion of pretax profits expected to be earned during fiscal year 2000 in each of the countries in which the Company operates. The foreign tax rates in effect during fiscal year 2000 are lower than the U.S. rates. Deferred income taxes are not provided on these subsidiaries' earnings, which are expected to be reinvested.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company believes it continues to have adequate resources for its financing requirements. Net working capital was $9,255 at December 31, 1999, compared to $5,765 at March 31, 1999, reflecting the increase in Accounts Receivable due to higher revenues. At December 31, 1999, the Company's current ratio was 1.8. Cash increased to $4,925 at December 31, 1999 compared to $2,711 at March 31, 1999. Operating activities provided $4,155, primarily from net income and increases in accounts payable, offset by increases in accounts receivable.
Investing  activities  used  $2,342  to  fund  capital  expenditures.

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

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


Fixed asset purchases for the first nine months of Fiscal 2000 of $2,342, were mainly comprised of computer equipment and related software, production equipment, and tooling. The Company expects capital spending to expand as a result of growth of its product lines. At December 31, 1999, there were no significant commitments for capital expenditures.

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

On January 5, 2000 the Company acquired, for cash, certain assets comprising the ultrasonic garage parking system business of Exeter Technologies, Inc. Pursuant to the acquisition agreement, the Company made an initial payment of approximately $625 and is required to pay additional consideration based upon future sales. The additional consideration is equal to 15% of net sales in year one, 10% in year two and 5% in year three. No payments are to be made after year 3. The company has not yet completed its allocation of the purchase price to tangible and intangible assets but estimates that intangible assets will aggregate approximately $800 which will be amortized over an average life of 7 years.

At December 31, 1999, there were no amounts outstanding under the Company's bank line of credit agreement. The agreement provides for a maximum amount available of $5.0 million until the agreement's expiration on September 30, 2001. Borrowings bear interest at a maximum of the lesser of the bank's prime rate plus 1.00% or a Eurodollar rate plus 2.75%. As a result of achieving certain financial ratios in the current Fiscal 2000, the rate decreases to the lesser of the bank's prime rate plus 0.125% or a Eurodollar rate plus 2.0%. The agreement requires payment of a commitment fee equal to 0.25 percent of the unutilized available balance. Borrowings are limited to the sum of eligible Accounts Receivable and Inventory and are collateralized by a senior security interest in substantially all the Company's assets. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures.

In connection with the acquisition of Sensors, the Company entered into a $4.0 million term loan agreement with the Company's principal bank. As of December 31, 1999, $3,425 was outstanding under the term loan. The term loan bears interest at a Eurodollar rate plus 3.0%. The term loan requires quarterly repayments in the following remaining annual amounts:

              Principal
Fiscal Year   Repayments
------------  ----------
    2000      $      175
    2001             800
    2002             950
    2003           1,000
    2004             500

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


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

As a hedge of its interest rate risk associated with the term loan, the Company has entered a Rate Swap Transaction (Swap) with the same bank through August 1, 2002. The swap had an initial notional amount of $3.5 million ($2.6 million as of December 31, 1999) with a fixed rate of 8.32%. The notional amount of the Swap decreases as follows:

              Principal
Fiscal Year   Repayments
------------  ----------
    2001      $      700
    2002             900
    2003           1,000

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

At present, there are no material restrictions on the ability of the Company's Hong Kong subsidiary to transfer funds to the Company in the form of cash dividends, loans, advances or purchases of materials, products or services. Distribution and repatriation of dividends by the Company's China subsidiary are restricted by Chinese laws and regulations, including currency exchange controls. At December 31, 1999, this subsidiary's restricted net assets approximated $536.

                          MEASUREMENT SPECIALTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                (INFORMATION ABOUT INTERIM PERIODS IS UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


PART  II.  OTHER  INFORMATION
ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

                   THE FOLLOWING EXHIBITS ARE INCLUDED HEREIN:
     (3.1)     Park  Zone  Product  Line  Acquisition  Line  Agreement
     (27)      Financial  Data  Schedule

  OTHER ITEMS ARE OMITTED BECAUSE THEY ARE NOT REQUIRED OR ARE NOT APPLICABLE. During the three months ended December 31, 1999, the company did not file any reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MEASUREMENT  SPECIALTIES,  INC.
                              (Registrant)


                              /s/  Joseph  R.  Mallon  Jr.
                              -----------------------------
Date: February 14, 2000       Joseph  R.  Mallon  Jr.
                              Chief  Executive  Officer,  and
                              Chairman  of  the  Board  of  Directors


                              /s/  Kirk  J.  Dischino
                              -----------------------------
Date: February 14, 2000       Kirk  J  Dischino
                              Chief  Financial  Officer