Form 10-K
period 2000-03-31
MEASUREMENT SPECIALTIES INC
filed 2000-06-29
CIK 778734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 (Mark  One)
[X] Annual Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act Of 1934
        [Fee  Required]  For  the  fiscal  year  ended  March  31,  2000
        ----------------------------------------------------------------
or
[ ] Transition Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act Of 1934
        [No Fee Required] For the transition period from          to
        ------------------------------------------------------------------------
                         Commission file Number 0-16085


                          MEASUREMENT SPECIALTIES, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)
          NEW  JERSEY                                       22-2378738
-------------------------------------                ---------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                        Identification No.)

80  LITTLE  FALLS  ROAD,  FAIRFIELD,  NEW  JERSEY                      07004
------------------------------------------------------------        ------------
         (Address  of principal executive offices)                  (Zip Code)

Registrant's  telephone  number,  including  area  code      (973)  808-1819
                                                             -------------------
Securities  registered  under  Section  12(b)  of  the  Act:

                                                      Name  of  each  exchange
Title  of  each  class                                 on  which  registered
COMMON  STOCK,  NO  PAR VALUE                         AMERICAN STOCK EXCHANGE

Securities  registered  under  Section  12(g)  of  the  Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing 3,412,259 shares of common stock, no par value - $110,900,000 at June 13, 2000.

APPLICABLE  ONLY  TO  CORPORATE  REGISTRANTS
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 3,989,920 shares of common stock, no par, at June 13, 2000.

DOCUMENTS  INCORPORATED  BY  REFERENCE
Registrant's definitive Proxy Statement, which will be filed on or before August 18, 2000 with the Securities and Exchange Commission in connection with Registrant's 2000 annual meeting of stockholders, is incorporated by reference into Part III of this Report.

                          MEASUREMENT SPECIALTIES, INC.
                                    FORM 10-K
                                      INDEX
                                 MARCH 31, 2000
PART  I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
-------
   ITEM 1.    BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
   -------------------
   ITEM 2.    PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
   ---------------------
   ITEM 3.    LEGAL  PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . .   8
   -----------------------------
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . .   8
   -------------------------------------------------------------
PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
-------
   ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
   ------------------------------------------------------------------------
   MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
   -------
   ITEM 6.    SELECTED  FINANCIAL  DATA . . . . . . . . . . . . . . . . . . . . . .  9
   ------------------------------------
   ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   --------------------------------------------------------------------------
   RESULTS OF  OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11
   ----------------------
   ITEM 7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES ABOUT MARKET RISK . . . .  18
   -----------------------------------------------------------------------
   ITEM 8.    FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA . . . . . . . . . .   20
   ----------------------------------------------------------
   ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
   --------------------------------------------------------------------------
   FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20
   --------------------
PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20
--------
   ITEM 10.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT . . . . .   20
   --------------------------------------------------------------------
   ITEM 11.    EXECUTIVE  COMPENSATION  . . . . . . . . . . . . . . . . . . . . .   20
   -----------------------------------
   ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . .   21
   --------------------------------------------------------------------------
   ITEM 13.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS . . . . . . . .   21
   --------------------------------------------------------------
PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22
--------
   ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K .   22
   ----------------------------------------------------------------------------

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
----------

PART  I
ITEM  1.    BUSINESS

Forward  Looking  Statements

Any statements in this report, which discuss the Company's expectations, intentions, and strategies for the future, are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements may be identified by such words or phrases as "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "projected" or similar expressions. These statements are based on information available to the Company on the date of this report and the Company assumes no obligation to update them. Several factors could cause future results to differ materially from those expressed in any forward looking statements in this report including, but not limited to:
   - timely development, market acceptance, and warranty performance of new products
   -  impact  of  competitive  products  and  pricing
   -  continuity  of  bookings  trends
   -  customers'  financial  condition
   -  continuity  of  sales  to  major  customers
   - interruptions of suppliers' operations affecting availability of component materials at reasonable prices
   -  potential  emergence  of  rival  technologies
   -  success  in identifying, financing, and integrating acquisition candidates
   -  fluctuations  in  foreign  currency  exchange  rates
   -  uncertainties  of  doing  business  in  China  and  Hong  Kong
   - such additional risks and uncertainties as are detailed from time to time in the Company's reports and filings with the Securities and Exchange Commission (the "SEC").

General  Development  of  Business

Measurement Specialties, Inc. ("MSI") and its wholly owned subsidiaries, IC Sensors, Inc. (IC Sensors), Measurement Limited ("ML") and Jingliang Electronics (Shenzhen) Co. Ltd. ("JL"), collectively referred to as the "Company," designs, develops, produces, and sells electronic sensors and sensor-based, consumer products. The Company, founded in 1981, manufactures products of its own design since 1986. These products employ several robust, core technologies including micromachining (the three-dimensional sculpting of silicon), application specific integrated circuits (ASICs), piezoelectric polymer, micro electromechanical sensing (MEMS) which permits accurate and efficient measurement, resolution and display of ranges of distance, motion, force, pressure, temperature, vibration and acceleration. The Company targets high volume, low cost product opportunities in two principal business segments:
sensors  and  consumer.

Description  of  Business

The Company's Consumer Products segment, accounting for 74 percent of revenues, comprises bath scales, kitchen and postal scales, tire pressure gauges, parking-devices, and distance measuring devices which are sold, directly and through manufacturers' representatives, to United States and European retail merchandisers and distributors. These products feature contemporary designs, high-contrast liquid crystal displays, and factory-installed lithium batteries which are intended to last for the lives of the products. The Company was one of the first to utilize "life-time" lithium batteries in its area of consumer products. This feature is highly valued by consumers as it provides lower cost and greater convenience over the life of the products. The Company markets several bath scale models under its "Thinner"TM brand, kitchen scales under its "Portion Power" TM brand, postal scales under its "Postal Power" TM brand, tire pressure gauges under its "AccuTire" TM brand, and distance measuring devices under its "AccuTape" TM and "Park-Zone" TM brands. Products also are sold under private labels. In 1995, the Company released a new bath scale model, designed with a tempered glass platform and employing its "Sensor Disc" TM technological advance, which eliminated levers, and other metal parts typically employed in consumer scales. The glass scale and other "Sensor Disc" line extensions are one of the Company's leading products.

For the Consumer Products segment, revenues are concentrated in distributors and retailers of consumer products in both United States and Europe. The Company has two Consumer Products segment customers who account for more than 10% of consolidated net sales. Korona Haushaltswaren GmbH, a German distributor of diversified housewares, accounted for 14 percent, 20 percent and 31 percent of total net sales for the years ended March 31, 2000, 1999 and 1998, respectively, and 9 percent and 5 percent of total accounts receivable at March 31, 2000 and 1999 respectively. Sunbeam Corp. (Health and Safety Division of Sunbeam Corp), a United States manufacturer and distributor of electric housewares, accounted for 20 percent, 17 percent, and 18 percent of total net sales for the years ended March 31, 2000, 1999, and 1998, respectively, and 0 percent and 9 percent of total accounts receivable as of March 31, 2000 and 1999 respectively.

Within the Consumer segment, a large and growing portion of revenue is derived from promotional activity. Promotions are large events occurring over a relatively short period of time when retailers heavily promote products. The timing of promotions may significantly influence sales for a given period.

Orders for consumer products are characterized by short lead times and seasonal effects on volume. Additionally, production generally slows in February, when ML, JL, and suppliers suspend operations in China and Hong Kong for the Lunar New Year holiday. Accordingly, the Company's backlog and revenues ordinarily fluctuate during the year. Backlog, which consists only of orders believed to be firm, and planned to be shipped within the next twelve months, approximated $ 17 million at March 31, 2000 and $11 million at March 31, 1999. Substantially all the backlog at March 31, 2000 is expected to be filled within the fiscal year ending March 31, 2001, although no assurance can be given. The dollar amount of backlog orders is not necessarily indicative of the results that may be expected for an ensuing fiscal period.

Consumer products are marketed under warranties to end users of up to ten years. The Company provides for estimated product warranty obligations at the time of sale, based on its warranty claims experience. This estimate is susceptible to changes in the near term based on introductions of new products, product quality improvements, and changes in end user behavior. The Company has a continuous quality improvement program which, over the past several years, has resulted in significantly improved quality levels. JL has received certification of its conformity with the International Standards Organization ("ISO") 9001 Quality System Standard.

For the Sensors segment, sensors are sold, directly, and through manufacturers' representatives, principally to industrial customers for pressure instrumentation and process control applications. The Company produces a line of low cost, high output, isolated pressure transducers using its silicon strain gauge sensors. These compact pressure transducers, which transmit measurements to systems, feature a pressure port with an integrally machined stainless steel, and sensing diaphragm. To meet a wide variety of customer applications, these sensors may be produced from a single piece of stainless steel for demanding environments, including pumps and compressors, hydraulic and pneumatic systems, energy and water management. Welded pressure modules address lower pressure applications such as sensors for disposable blood pressure monitors. The Company uses its custom silicon micromachining technology to meet specific customer requirements, including Mechanical Electrical MicroStructures (MEMS).

As part of the ongoing expansion of its sensor business, in February 2000, the Company acquired IC Sensors, Inc (IC Sensors) from Perkin Elmer Inc. IC Sensors designs, manufactures and markets micromachined silicon pressure sensors, accelerometers and microstructures. IC Sensors was founded in 1982 by a core group of leading university researchers and pioneers in commercializing micromaching technology. IC Sensors continues to be a leader in the field.

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

Product  Research  and  Development

The markets for the Company's products are characterized by frequent introductions of competitive products and pricing pressures. Many of the Company's competitors are larger than the Company and have achieved market acceptance of their product lines. The Company has competed successfully on the basis of its product designs, features, and value. Accordingly, reliance is placed on research and development of new products, line extensions, and technological, quality, and other continuous product improvements. There can be no assurance that the Company will enjoy the same degree of success in these efforts. Research and development expenses, net of customer funding, aggregated $1.7 million for 2000, $1.8 million for 1999, and $2.0 million for 1998.

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

Certain of the Company's manufacturing processes requires the use of quantities of chemicals identified by the Environment Protection Agency as hazardous. The Company uses its best efforts to handle, store and dispose of these materials in a safe and environmentally sound manner, in accordance with federal, state and local regulations.

Foreign  Operations

The Company manufactures the substantial majority of its sensor products, and most of its sensor subassemblies used in its consumer products, in leased premises located in Shenzhen, China. Sensors are also manufactured at the Company's California and Pennsylvania facilities and small production runs are completed at its research facility in Virginia. Additionally, control of the Company's primary subcontractor, certain key management, sales and support activities are conducted at leased premises in Hong Kong. Substantially all the Company's consumer products are assembled in China, primarily by a single supplier, River Display, Ltd. ("RDL"), although the Company is utilizing alternative Chinese assemblers. There are no agreements which would require the Company to make minimum payments to RDL, nor is RDL obligated to maintain capacity available for the Company's benefit, though the Company accounts for a significant portion of RDL's revenues. Additionally, most of the Company's products contain key components that are obtained from a limited number of sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond the Company's control, including political and other uncertainties regarding Hong Kong and China.

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

Generally, the Company's revenues are priced in United States dollars and its costs and expenses are priced in United States dollars, Hong Kong dollars and Chinese renminbi. Accordingly, the competitiveness of Company's products relative to locally produced products may be affected by the performance of the United States dollar compared with that of its foreign customers' currencies. Foreign sales comprised 28 percent, 38 percent and 44 percent of revenues for the years ended March 31, 2000, 1999, and 1998, respectively. Additionally, the Company is exposed to foreign currency transaction and translation losses which might result from adverse fluctuations in the values of the Hong Kong dollar and the renminbi. At March 31, 2000, the Company had net liabilities of $ 3.2 million subject to fluctuations in the value of the Hong Kong dollar and net assets of $2.1 million subject to fluctuations in the value of the renminbi. Fluctuations in the value of the Hong Kong dollar have not been significant since October 17, 1983, when the Hong Kong government pegged the value of the Hong Kong dollar to that of the United States dollar. However, there can be no assurance that the value of the Hong Kong dollar will continue to be tied to that of the United States dollar. China adopted a floating currency system on January 1, 1994, unifying the market and official rates of foreign exchange. China approved current account convertibility of the renminbi on July 1, 1996, followed by formal acceptance of the International Monetary Fund's Articles of Agreement on December 1, 1996. These regulations eliminated the requirement for prior government approval to buy foreign exchange for ordinary trade transactions, though approval is still required to repatriate equity or debt, including interest thereon. As a result of these actions, the net inflow of capital into China and government steps to restrict credit for the purpose of controlling inflation, the value of the renminbi has been fairly stable, although inflation has persisted. However, there can be no assurance that these currencies will remain stable or will fluctuate to the Company's benefit. To manage its exposure to these risks, the Company may, though to date it has not, purchase currency exchange forward contracts, currency options or other derivative instruments, provided such instruments can be obtained at suitable prices.

Personnel

At March 31, 2000, the Company employed 894 persons, compared with 392 persons at March 31, 1999: 207 employees in the United States (96 for 1999), 11 employees in Hong Kong (8 for 1999), and 676 employees in China (288 for 1999). Employees are not covered by collective bargaining agreements. The Company considers its global labor practices and employee relations to be good.

ITEM  2.    PROPERTIES

The  Company  leases  all  its  properties  under  operating  leases as follows:

LOCATION                                 PRIMARY USE            SQ FT   LEASE EXPIRATION
--------------------------------  ----------------------------  ------  ----------------

Fairfield, NJ USA                 Corporate headquarters,       19,000  June, 2000
                                  sales, and distribution
                                  warehouse, and certain
                                  design engineering
Valley Forge, PA USA              Development and               63,000  January, 2001
                                  manufacture of piezoelectric
                                  sensors, and sales and
                                  marketing for the Sensors
                                  Division
Milpitas, CA USA                  IC Sensors sales,             34,000  December, 2005
                                  development and
                                  manufacturing
Newport News, VA USA              Sensor design engineering      3,000  November, 2001
Shenzhen,  PRC                    Sensor manufacturing,         73,000  February, 2002
                                  product engineering, and
                                  quality assurance
Hong Kong, SAR, PRC               Sales and support              2,000  February, 2002

These premises are suitable and adequate for the Company's present operations. The Company is negotiating a new lease for the Fairfield, NJ USA location.

ITEM  3.    LEGAL  PROCEEDINGS

The Company is involved in various proceedings that are incidental to the normal course of business. The Company does not expect that any of the proceedings will have a material adverse effect on the Company's financial position or results of operations.

On March 10, 2000, the Company brought suit in the United States District Court for the Northern District of Illinois against Taylor Precision Products, L.P. (Taylor), Kohl's Corporation, and Kohl's Department Stores, Inc. The suit alleges, among other things, Taylor infringed two United States Patents related to the Company's electronic scales. The action seeks injunctive relief as well as unspecified damages. On April 10, 2000, Taylor filed a motion to dismiss and for summary judgement. The litigation is ongoing, and the eventual outcome is uncertain.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of security holders during the fiscal quarter ended March 31, 2000.

PART  II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock, no par value, is traded on the American Stock Exchange (ticker symbol MSS). At June 13, 2000, the Company's transfer agent reported that there were 105 record holders of common shares, excluding beneficial owners whose shares are held in the names of various dealers and clearing agencies. The Company does not know the number of beneficial holders of its common shares.

High  and  low  sales  prices  for  the  last  two  fiscal  years  were:

FISCAL QUARTER ENDED     HIGH       LOW

June  30,  1998          4.25      2.94
September 30, 1998       3.50      2.25
December 31, 1998        4.38      2.75
March 31, 1999           8.00      4.25
June 30, 1999           12.50      7.00
September 30, 1999      23.75     11.88
December 31, 1999       22.63     16.63
March 31, 2000          29.50     20.06

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



ITEM  6.    SELECTED  FINANCIAL  DATA

(Amounts  in  thousands  except  per  share  amounts)

YEARS ENDED MARCH 31,                       2000     1999     1998     1997     1996

Results of Operations
       Sales                               59,997   37,596   29,278   25,004   23,060


       Net Income                           5,531    1,729      777    1,175      987

Net cash provided by (used in):
       Operating activities                 8,129    3,474    1,722     (531)     880
       Investing activities               (15,999)  (4,933)  (1,036)    (757)    (829)
       Financing activities                 7,041    3,927     (612)     768        5

Basic earnings per common share(1):          1.45     0.48     0.22     0.33     0.28


Diluted earnings per common share(1):        1.27     0.46     0.21     0.33     0.27


Cash dividends declared per common share     None     None     None     None     None

As of March 31,
       Total assets                        39,647   18,535   10,217    9,234    6,920
       Long term debt, net of current
       maturities                           9,000    3,250       21      778     None

Notes
(1)  Amounts  for  the years ended March 31, 1998, 1997 and 1996 have been restated to conform  to  SFAS  128

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

The Company operates on a Fiscal year, ending March 31. The Company achieved record sales and net income for 2000. Net sales for 2000, 1999 and 1998 were $60.0 million, $37.6 million and $29.3 million, respectively. Net income for 2000, 1999, and 1998 was $5.5 million or $1.27 per diluted share, $1.7 million or $0.46 per diluted share, and $0.8 million or $0.21 per diluted share, respectively. Results for 2000 include the post acquisition of IC Sensors (IC Sensors) a leading silicon micro electro mechanical systems manufacturer (MEMS), which was acquired on February 14, 2000 and Park-Zone product line of Exeter Inc, which was acquired on January 5, 2000. Results for 1999 include the post acquisition results of Sensors Division of AMP Incorporated (PiezoSensors), which was acquired on August 14, 1998. PiezoSensors is the world leader in designing, manufacturing, and marketing piezoelectric polymer sensors for industrial, consumer and instrumentation applications. All acquisitions have been accounted for as a purchase; accordingly, the financial statements include operations from the date of acquisition.

The Company has two reportable segments: Sensors and Consumer Products. The Sensor segment designs, manufactures, markets and sells sensors for Original Equipment Manufacture (OEM) applications and includes IC Sensors, and the Company's "MSP" piezoresistive transducer and Piezoelectric product lines. The Consumer Products segment designs, manufactures, markets, and sells sensor based consumer products. Consumer Products include bath, kitchen, and other scales, tire pressure gauges and distance estimators. The Consumer Products segment primarily utilizes the same piezoresistive technology contained in the Sensors segment MSP product line, allowing for efficiencies of development and manufacturing.

Sales in the Consumer Products segment grew 45% in 2000 to $44.2 million compared to $30.5 million 1999 and $27.0 million in 1998. Bath scale sales to U.S. direct and OEM customers increased 42% compared with 1999 after increasing 30% in 1999 versus 1998. The increase is attributable expansion of product offering as well as strong consumer spending. Other consumer product sales increased by 50% in 2000 versus 1999 due primarily to a doubling of electronic tire pressure gauge sales. For 1999, other consumer products grew 23% as a result of growth in the Company's food scales and large scale distribution of low priced postal scales. During 2000 European sales were higher due to increased distribution and improved sales to the Company's German distributor. For 1999 European sales were flat compared to 1998 due to the impact of changes in the buying pattern of the Company's major German distributor, and increased competition in the European market, offset by expansion outside of Germany. It is not practicable to determine the extent to which revenues from continuing products were affected by changes in prices or unit volumes for these years.

The Company has two Consumer Products customers who account for more than 10% of total net sales. Sunbeam Corp. (Health o meter), a United States manufacturer and distributor of electric housewares, accounted for 20 percent of total net sales for 2000 compared with 17 percent in 1999, and 18 percent in 1998. Korona Haushaltswaren GmbH, a German distributor of diversified housewares, accounted for 14 percent, 20 percent, and 31 percent of total net sales for 2000, 1999, and 1998, respectively. Foreign customers accounted for approximately 28 percent, 38 percent, and 44 percent of revenues for 2000, 1999, and 1998, respectively. Substantially all revenues are priced in United States dollars. Accordingly, the competitiveness of Company's products relative to locally produced products may be affected by the performance of the United States dollar compared with that of its foreign customers' currencies, although the Company's cost reduction programs have allowed products to be competitively priced.

Sales of the Company's Sensor segment increased 124% to $15.8 million in 2000 versus $7.1 million in 1999 and $2.3 million in 1998. The increase in sales in 2000 is a result of the February 2000 acquisition of IC Sensors which contributed $2,355 to 2000 sales, growth of the MSP transducer line, and the August, 1998 acquisition of PiezoSensors.

Gross profit and gross profit percentage increased year-over-year for both 2000 and 1999. Gross profit was $26.9 million (45% of net sales) for 2000, $15.1 million (40% of net sales) for 1999, and $10.4 million (35% of net sales) for 1998. These changes in 2000 and 1999 were affected primarily by increased volume, changes in product mix toward higher margin Sensor products, and manufacturing cost reductions.

Selling, general and administrative ("S,G&A") expenses increased in 2000 compared to 1999 and 1998. These expenses were $17.6 million (29% of net sales) for 2000, $10.6 million (28% of net sales) for 1999, and $7.5 million (26% of net sales) for 1998. For both 2000 and 1999, S,G&A expenses increased from 1998 due to the PiezoSensor acquisition, increased U.S. sales which carry higher freight and commission costs, expansion of the sales and marketing group, and investments in infrastructure (both people and information technology related) to support the continued growth. Additionally, fiscal 2000 S,G&A expense includes the impact of IC Sensors.

Research and development expenses, net of customer funding, were $1.7 million (3% of net sales) for 2000, $1.8 million (5% of net sales) for 1999, and $2.0 million (7% of net sales) for 1998. Excluding customer funding, research and development expenses were $3.4 million (6% of net sales) for 2000, $2.9 million (8% of net sales), and $2.0 million (7% of net sales). The increase in expenses excluding customer funding is primarily due to the PiezoSensors acquisition, partially offset by additional design work being performed in lower cost Far East locations. The Sensor segment receives substantial funding from customers for development projects, amounting to $1.6 million in 2000 versus $1.1 in 1999 and $0 million in 1998. The increase in customer funding for both 2000 and 1999 more than offset the additional expenses associated with the IC Sensors and PiezoSensors acquisition and automotive related development projects. The
Company's revenue growth is likely to continue to rely on expansion of its product lines. Accordingly, research and development expenses will continue to be significant, although, it is anticipated these expenses as a percentage of net sales will continue to decline.

For 2000 and 1999, the Company's effective tax rate was 24.1% and 25.5% respectively, which is lower than the Federal and state statutory rates of approximately 40% due primarily to lower tax rates on foreign earnings and a higher percentage of income by the Companies foreign subsidiaries. The effective tax rate for 1998 was 11.6% as a result of lower tax rates on foreign earnings. While substantially all deferred tax benefits at March 31, 2000 are expected to be realized, the amounts realizable could be reduced in the near term if future taxable income is lower than estimated or if there are differences in the timing or amount of future reversals of taxable temporary differences.

Deferred income taxes are not provided on the Subsidiaries' undistributed earnings, which approximated $6.3 million at March 31, 2000, because those earnings are expected to be permanently reinvested. Distribution, in the form of dividends or otherwise, would subject the Subsidiaries' earnings to United States income taxes, subject to an adjustment for foreign tax credits. Determination of the amount of unrecognized deferred United States income tax liability is not practicable because of the complexities associated with its hypothetical calculation. Pursuant to current Chinese tax policies, JL qualifies for a special state corporate tax rate of 15 percent. However, because JL has agreed to operate in China for a minimum of ten years, a full tax holiday (which expired on March 31, 1999) was available for two years, and a 50 percent tax rate reduction to 7.5 percent is available through March 31, 2001. After the expiration of the tax holiday, JL is expected to qualify for a reduction of the tax rate to 10 percent, provided it exports a minimum of 70 percent of its production. The Hong Kong corporate tax rate, at which ML's earnings are taxed, is 16 percent. The continuation of favorable tax rates in China and Hong Kong cannot be assured.

The Company manufactures the substantial majority of its Sensor products, and most its sensor subassemblies used in its consumer products, in leased premises located in Shenzhen, China. Sensors are also manufactured at the Company's California and Pennsylvania facilities and small production runs are completed at its research facility in Virginia. Additionally, control of the primary subcontractor, certain key management, sales and support activities are conducted at leased premises in Hong Kong. Substantially all the Company's consumer products are assembled in China, primarily by a single supplier, River Display, Ltd. ("RDL"), although the Company is utilizing alternative Chinese assemblers. There are no agreements which would require the Company to make minimum payments to RDL, nor is RDL obligated to maintain capacity available for the Company's benefit, though the Company accounts for a significant portion of RDL's revenues. Additionally, most of the Company's products contain key components are obtained from a limited number of sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond the Company's control, including political and other uncertainties regarding Hong Kong and China.

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

The Company's costs and expenses are priced in United States dollars, Hong Kong dollars and Chinese renminbi. Accordingly, the Company is exposed to foreign currency transaction and translation losses which might result from adverse fluctuations in the values of the Hong Kong dollar and the renminbi. At March 31, 2000, the Company had net liabilities of $3,177 subject to fluctuations in the value of the Hong Kong dollar; and net assets of $2,171 subject to fluctuations in the value of the Chinese Renminbi. Past fluctuations in the values of these foreign currencies have not had a material effect on the Company's business. However, there can be no assurance that these currencies will remain stable or will fluctuate to the Company's benefit. To manage its exposure to these risks, the Company may, though to date it has not, purchase currency exchange forward contracts, currency options or other derivative instruments, provided such instruments can be obtained at suitable prices.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company continues to have adequate resources for its financing requirements, which have been concentrated in the working capital needs of its operations, including significant research and development, and capital expenditures. For 2000, cash decreased by $829, as operating activities generated $8,129 and
investing  activities  used  $15,999.    Financing  activities,  principally
borrowings under the Company's term loan ($10 million of which was to finance the IC Sensors acquisition)and bank line of credit, net of repayments, and proceeds from exercise of stock options, generated $7,041 in 2000. For 1999, cash increased by $2,408 primarily from operations, excluding depreciation, offset by capital expenditures and the PiezoSensors acquisition costs.

The Company's working capital increased by $258 in 2000 compared to 1999. Backlog approximated $17 million at March 31, 2000, compared with $11.5 million a year earlier. The dollar amount of backlog orders is not necessarily indicative of the results that may be expected for an ensuing fiscal period. Orders for consumer products are characterized by short lead times and, accordingly, revenues and backlog will continue to fluctuate from period to period. As a result of the strong backlog and incoming customer orders, the Company expects sales to increase to $80 million for the year ended March 31, 2001, including an increase in Sales in the First Quarter ended
June 30, 2000 versus the prior year.

Capital expenditures for 2000 continued to be driven mainly by new product introductions and technologies as well as investments in computer hardware and software. Production equipment was installed at JL, to expand their capabilities for development and production of industrial pressure transducers and consumer product subassemblies. JL also further improved its leased facility. The growth of consumer product line extensions resulted in additional spending, by ML, on new product tooling for use by subcontractors. MSI and JL purchased computer hardware and software to improve engineering and office productivity. The Company expects such capital spending to continue, in line with expansions of its product lines and staff size. Additionally, the future success of the Company's Sensor segment could necessitate significantly larger expenditures for production equipment. There were no material commitments for capital expenditures at March 31, 2000.

During the year, the Company financed its requirements, excluding the IC Sensors acquisition, with internally generated cash, accounts payable and bank borrowings. RDL, the Company's principal supplier, assembles substantially all the Company's consumer products. While the Company furnishes RDL with the proprietary subassemblies required in its products, RDL purchases many other components from third parties on the Company's behalf, reducing the Company's need to finance certain raw materials through their conversion to finished inventories. RDL is not required to maintain capacity available for the Company's benefit, nor is the Company obligated to make minimum payments to RDL.

In February 2000, the Company renegotiated its bank line of credit. The new agreement increased the maximum amount available from $5,000 to $10,000 until the agreement's expiration on February 14, 2003. Borrowings bear interest at a maximum of the lesser of the bank's prime rate plus 1.00% or the Eurodollar rate plus 2.75% (9.25 % as of March 31, 2000). Should the Company achieve certain financial ratios, the lowest rate becomes the lesser of the bank's prime rate plus 0.25% or a Eurodollar rate plus 2.0%. The agreement requires annual payment of a commitment fee equal to 0.375 % of the unutilized available balance. Borrowings are limited to the sum of eligible Accounts Receivable and Inventory and are collateralized by a senior security interest in substantially all the Company's assets. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures. At March 31, 2000 $0 was outstanding under the bank line of credit.

In connection with the acquisition of IC Sensors, the Company repaid the then outstanding balance of a previous term loan and entered into a $10,000 term loan agreement with the Company's principal bank. As of March 31, 2000 $10,000 was outstanding under the term loan. The term loan bears interest at a Eurodollar rate plus 3.25% (10.0 % as of March 31, 2000. The term loan requires quarterly repayments in the following remaining annual amounts:

                                          Principal
                      Fiscal Year         Repayments
                      -----------         ----------
                         2001               $1,000
                         2002                1,333
                         2003                1,667
                         2004                2,000
                         2005                2,000
                         2006                2,000

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

As a hedge of its interest rate risk associated with the term loan, the Company has entered a Rate Swap Transaction (Swap) with the same bank through July 1, 2005. Additional payments required pursuant to the Swap for 2000 were not material. The Swap has an initial notional amount of $9,000 with an effective fixed rate of 10.19%. The amortization of the Swap is as follows:

                                                Annual
                       Fiscal Year           Amortization
                       -----------           ------------
                         2001                   $2,000
                         2002                    1,000
                         2003                    2,000
                         2004                    1,000
                         2005                    2,000
                         2006                    1,000

The carrying amount of both outstanding indebtedness and the Swap approximate their fair value because, in the opinion of management and the Company's principal lending institution, the borrowing rates approximate market.

From time to time, export letters of credit received from foreign customers are discounted, with recourse, with ML's banks in Hong Kong. At March 31, 2000, ML was not contingently liable for any discounted letters of credit pending collection by the banks.

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

At present, there are no material restrictions on ML's ability to transfer funds to MSI in the form of cash dividends, loans, advances or purchases of materials, products or services. JL's distribution and repatriation of dividends to ML or MSI are restricted by Chinese laws and regulations, including currency exchange controls. At March 31, 2000, JL's restricted net assets approximated $3,983.

NEW  ACCOUNTING  STANDARDS

In  June,  1998,  the  Financial  Accounting Standards Board issued Statement of
Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments." The statement, which as amended is effective for financial years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company believes that adoption of SFAS 133 will not have a material impact on its financial position or results of operations.

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

   -  fluctuations  in  foreign  currency  exchange  rates
   -  uncertainties  of  doing  business  in  China  and  Hong  Kong
   - such additional risks and uncertainties as are detailed from time to time in the Company's reports and filings with the Securities and Exchange Commission (the "SEC").

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company is exposed to a certain level of foreign currency exchange risk and interest rate risk, its exposure to commodity price risk is not material.

Foreign  Currency  Risk

Generally, the Company's revenues are priced in United States dollars and its costs and expenses are priced in United States dollars, Hong Kong dollars and Chinese renminbi. Accordingly, the competitiveness of Company's products relative to locally produced products may be affected by the performance of the United States dollar compared with that of its foreign customers' currencies. Foreign sales comprised 28 percent, 38 percent and 44 percent of revenues for the years ended March 31, 2000, 1999, and 1998, respectively. Additionally, the Company is exposed to foreign currency transaction and translation losses which might result from adverse fluctuations in the values of the Hong Kong dollar and the renminbi. At March 31, 2000, the Company had net liabilities of $3.2 million subject to fluctuations in the value of the Hong Kong dollar and net assets of $2.1 million subject to fluctuations in the value of the renminbi. Fluctuations in the value of the Hong Kong dollar have not been significant since October 17, 1983, when the Hong Kong government pegged the value of the Hong Kong dollar to that of the United States dollar. However, there can be no assurance that the value of the Hong Kong dollar will continue to be tied to that of the United States dollar. China adopted a floating currency system on January 1, 1994, unifying the market and official rates of foreign exchange. China approved current account convertibility of the renminbi on July 1, 1996, followed by formal acceptance of the International Monetary Fund's Articles of Agreement on December 1, 1996. These regulations eliminated the requirement for prior government approval to buy foreign exchange for ordinary trade transactions, though approval is still required to repatriate equity or debt, including interest thereon. As a result of these actions, the net inflow of capital into China and government steps to restrict credit for the purpose of controlling inflation, the value of the renminbi has been fairly stable, although inflation has persisted. However, there can be no assurance that these currencies will remain stable or will fluctuate to the Company's benefit. To manage its exposure to these risks, the Company may, though to date it has not, purchase currency exchange forward contracts, currency options or other derivative instruments, provided such instruments can be obtained at suitable prices.

Interest  Rate  Risk

As described under the caption "Liquidity and Capital Resources" in Item 7 hereof, the Company has entered into a US $10.0 million term loan, which bears interest at the Eurodollar rate plus 3.25% (10.0% as of March 31, 2000).


Such term loan requires quarterly repayments in the following remaining annual amounts:

                                         Principal
                      Fiscal Year       Repayments
                      -----------       ----------
                         2001             $1,000
                         2002              1,333
                         2003              1,667
                         2004              2,000
                         2005              2,000
                         2006              2,000


As a hedge of its interest rate risk associated with the term loan, the Company has entered a Rate Swap Transaction (Swap) with the same bank through August 1, 2004. Additional payments required pursuant to the Swap for 2000 were not material. The swap has an initial notional amount of $9 million with an effective fixed rate of 10.19%.

The  amortization  of  the  Swap  is  as  follows:

                                            Annual
                       Fiscal Year       Amortization
                         2001              $2,000
                         2002               1,000
                         2003               2,000
                         2004               1,000
                         2005               2,000
                         2006               1,000

As noted in Item 7 hereof, US $10 million was outstanding under this term loan as of March 31, 2000.

As also noted under the caption "Liquidity and Capital Resources" in Item 7 hereof, in February 2000, the Company renegotiated its bank line of credit. The new agreement increased the maximum amount available from $5,000 to $10,000 until the agreement's expiration on February 14, 2003. Borrowings bear interest at a maximum of the lesser of the bank's prime rate plus 1.00% or the Eurodollar rate plus 2.75% (9.25 % as of March 31, 2000). Should the Company achieve certain financial ratios, the lowest rate becomes the lesser of the bank's prime rate plus 0.25% or a Eurodollar rate plus 2.0%. The agreement requires annual payment of a commitment fee equal to 0.375% of the unutilized available balance. Borrowings are limited to the sum of eligible Accounts Receivable and Inventory and are collateralized by a senior security interest in substantially all the Company's assets. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures. At March 31, 2000 $0 was outstanding under the bank line of credit. The Company has not entered into any interest rate risk management agreements related to such bank line of credit.

The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and long term debt. For debt obligations, the table presents principal cash flows and the related swaps and long term debt. For debt obligations, the table presents principal cash flows and the related weighted average interest rates (experienced during the year ended March 31, 2000) by maturity date. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates.

                                        March 31, 2000
                           ----------------------------------------
                                  Expected Maturity Date
                           2001   2002   2003   2004   2005   2006
                           -----  -----  -----  -----  -----  -----
Long-term debt:            1,000  1,333  1,667  2,000  2,000  2,000
    Variable Rate          10.45% 10.45% 10.43% 10.58% 10.58% 10.68%
    Average interest rate  10.37% 10.47% 10.45% 10.47% 10.55% 10.66%
Interest Rate Swaps:
    Fixed to variable      2,000  1,000  2,000  1,000  2,000  1,000
    Average Pay Rate       10.19% 10.19% 10.19% 10.19% 10.19% 10.19%
    Average Receive Rate   10.47% 10.57% 10.55% 10.57% 10.65% 10.76%



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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART  III

ITEM  10.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The information required by this item is incorporated by reference from the information under the caption "Management" contained in the Company's definitive Proxy Statement which will be filed on or before August 18, 2000 with the Securities and Exchange Commission in connection with Registrant's 2000 annual meeting of stockholders.

ITEM  11.    EXECUTIVE  COMPENSATION

The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" contained in the Company's definitive Proxy Statement which will be filed on or before August 18, 2000 with the Securities and Exchange Commission in connection with Registrant's 2000 annual meeting of stockholders.

ITEM  12.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the information under the caption "Security ownership of Certain Beneficial Owners and Management" contained in the Company's definitive Proxy Statement which will be filed on or before August 18, 2000 with the Securities and Exchange Commission in connection with Registrant's 2000 annual meeting of stockholders.

ITEM  13.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" contained in the Company's definitive Proxy Statement which will be filed on or before August 18, 2000 with the Securities and Exchange Commission in connection with Registrant's 2000 annual meeting of stockholders.

PART  IV

ITEM  14.    EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES, AND REPORTS ON FORM 8-K

The following financial statements and schedules are filed at the end of this report, beginning on page F-l.

Other schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                                                                        Pages
                                                                        -----
Report  of Independent Certified Public Accountants                     F-  1

Consolidated Statements of Income for the Years Ended March 31,
2000,  1999,  and  1998                                                 F-  2

Consolidated Balance Sheets as of March 31, 2000 and 1999
                                                                        F-  3-4

Consolidated Statements of Shareholders' Equity for the Years Ended
     March  31,  2000,  1999  and 1998                                  F-  5

Consolidated Statements of Cash Flows for the Years Ended March 31,
     2000,  1999  and  1998                                             F-  6

Notes  to  Consolidated  Financial  Statements                          F-  7-21

Schedule II - Valuation and Qualifying Accounts, For the Years Ended
     March  31,  2000,  1999  and 1998                                  S-  1

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

First Amendment to Lease by and between Transcube Associates and Measurement Specialties, Inc., dated February 24, 1997

Building Lease by and between Shenzhen Dongming Technology Co., Ltd. and Jingliang Electronics (Shenzhen) Co., Ltd., as amended March 18, 1997

Asset Purchase agreement between Measurement Specialties, Inc., AMP Incorporated, and The Whitaker Corporation

(21) Subsidiaries of the registrant: The registrant has three subsidiaries, Measurement Limited, organized in Hong Kong, is a wholly owned subsidiary of the Company. Jingliang Electronics (Shenzhen) Co. Ltd., is a wholly owned subsidiary of Measurement Limited. IC Sensors organized in USA is a wholly owned subsidiary of Measurement Specialties, Inc.

*(27)  Financial  Data  Schedule


Reports  on  Form  8-K

During the three months ended March 31, 2000, the Company did not file reports on Form 8-K.

The SEC maintains a site on the world wide web, at <http://www.sec.gov>, which contains reports, proxy and information statements and other information regarding registrants which file electronically with the SEC, pursuant to its Electronic Data Gathering And Retrieval ("EDGAR") program. EDGAR filings generally are made available within 24 hours of filing. The Company's electronic filings may be found at <http://www.sec.gov/cgi-bin/srch-edgar? 0000778734>.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEASUREMENT  SPECIALTIES,  INC.


By:  /s/  Joseph  R.  Mallon,  Jr.                              June 22, 2000
     Joseph  R.  Mallon,  Jr.
     Chief  Executive  Officer  and  Chairman
     of  the  Board  of  Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Joseph  R.  Mallon,  Jr.                                   June 22, 2000
Joseph  R.  Mallon,  Jr.,  principal  executive  officer


/s/  Kirk  J.  Dischino                                         June 22, 2000
Kirk J. Dischino, principal financial and accounting officer

A  majority  of  the  Board  of  Directors:

     /s/  Joseph  R.  Mallon,  Jr.                              June 22, 2000
     Joseph  R.  Mallon,  Jr.,  Chairman

     /s/  John  D.  Arnold                                      June 22, 2000
     John  D.  Arnold,  Director

     /s/  Theodore  J.  Coburn                                  June 22, 2000
     Theodore  J.  Coburn,  Director

     /s/  Damon  Germanton                                      June 22, 2000
     Damon  Germanton,  Director

     /s/  Steven  P.  Petrucelli                                June 22, 2000
     Steven  P.  Petrucelli,  Director

     /s/  Dan  J.  Samuel                                       June 22, 2000
     The  Hon.  Dan  J.  Samuel,  Director

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

Board  of  Directors  and  Shareholders
     Measurement  Specialties,  Inc

We have audited the accompanying consolidated balance sheets of Measurement Specialties, Inc. and Subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Measurement Specialties, Inc. and Subsidiaries as of March 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for each of the three years in the period ended March 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT  THORNTON  LLP

Edison,  New  Jersey
May 25, 2000
                                          F-1

                           MEASUREMENT SPECIALTIES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME

                                                         FOR THE YEAR ENDED MARCH 31,
                                                         ----------------------------
($IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                   2000     1999      1998
-------------------------------------------------------  --------  -------  --------
Net sales                                                $59,997   $37,596  $29,278
Cost of goods sold . . . . . . . . . . . . . . . . . .    33,052    22,538   18,896
                                                         --------  -------  --------
  Gross profit                                            26,945    15,058   10,382
                                                         --------  -------  --------
Other expenses (income):
  Selling, general and administrative . . . . . . . . .   17,604    10,612    7,513
  Research and development, net of customer funding of
     $1,611 for 2000, $1,105 for 1999 and $15 for 1998.    1,749     1,822    1,964
  Interest expense                                           386       276       80
  Interest income and other  . . . . . . . . . . .  . .      (82)       24      (54)
                                                         --------  -------  --------
                                                          19,657    12,734    9,503
                                                         --------  -------  --------
Income before income taxes                                 7,288     2,324      879
Income taxes. . . . . . . . . . . . . . . . . . . . . .    1,757       595      102
                                                         --------  -------  --------
Net income                                               $ 5,531   $ 1,729  $   777
                                                         ========  =======  ========
Earnings per common share
    Basic                                                $  1.45   $  0.48  $  0.22
                                                         ========  =======  ========
    Diluted                                              $  1.27   $  0.46  $  0.21
                                                         ========  =======  ========

The accompanying notes are an integral part of these consolidated financial statements.

                           MEASUREMENT SPECIALTIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            MARCH 31,   MARCH 31,
($IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                                       2000        1999
--------------------------------------------------------------------------  ----------  ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                 $    1,882  $    2,711
  Accounts receivable, trade, net of allowance for doubtful
    accounts of $318 (2000) and $326 (1999)                                      8,181       4,918
  Inventories                                                                    9,136       4,662
  Deferred income taxes                                                          1,084         580
  Prepaid expenses and other current assets                                        647         259
                                                                            ----------  ----------
    Total current assets                                                        20,930      13,130
                                                                            ----------  ----------

PROPERTY AND EQUIPMENT                                                          15,884       6,061
  Less accumulated depreciation and amortization                                 6,516       2,801
                                                                            ----------  ----------
                                                                                 9,368       3,260
                                                                            ----------  ----------
OTHER ASSETS:
  Goodwill , net of accumulated amortization of
    $265 (2000) and 73 (1999)                                                    5,553       1,620
  Other intangible assets, net of accumulated amortization of
     $292 (2000) and $145  (1999)                                                1,128         278
  Deferred income taxes                                                          2,189          21
  Other assets                                                                     479         226
                                                                            ----------  ----------
                                                                                 9,349       2,145
                                                                            ----------  ----------
                                                                            $   39,647  $   18,535
                                                                            ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                           MEASUREMENT SPECIALTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                         MARCH 31,    MARCH 31,

($IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                                   2000         1999
----------------------------------------------------------------------  -----------  -----------
LIABILITIES  AND  SHAREHOLDERS'  EQUITY
CURRENT LIABILITIES:
  Current portion of long term debt                                     $    1,000   $      550
  Accounts payable                                                           6,827        4,067
  Accrued compensation                                                       1,654          897
  Income taxes payable                                                         621          539
  Accrued acquisition costs                                                  1,205          508
  Accrued expenses and other current liabilities                             3,600          804
                                                                        -----------  -----------
    Total current liabilities                                               14,907        7,365
                                                                        -----------  -----------
OTHER LIABILITIES:
  Long term debt, net of current portion                                     9,000        3,250
  Other liabilities, including deferred income taxes                           933          378
                                                                        -----------  -----------
                                                                             9,933        3,628
                                                                        -----------  -----------
    Total liabilities                                                       24,840       10,993
                                                                        -----------  -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Serial preferred stock; 221,756 shares authorized; none outstanding
  Common stock, no par; 20,000,000 shares authorized;
   shares issued and outstanding 3,989,920(2000) and 3,663,787 (1999)        5,502        5,502
  Additional paid-in capital                                                 2,042          308
  Retained earnings                                                          7,264        1,733
  Currency translation and other adjustments                                    (1)          (1)
                                                                        -----------  -----------
           Total shareholders' equity                                       14,807        7,542
                                                                        -----------  -----------
                                                                        $   39,647   $   18,535
                                                                        ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                           MEASUREMENT SPECIALTIES, INC.
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                                    For the years ended March 31, 2000, 1999 and 1998
                                    -------------------------------------------------
                                                                                                Currency
                                                                      Additional  Retained     translation
                                                             Common    paid-in    Earnings/     and other
($IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                     stock     capital    (Deficit)    adjustments   Total
---------------------------------------------------------  ----------  --------  ------------  ------------  ------
Balance, April 1, 1997                                          5,385        47         (773)          (16)   4,643
Fair value of nonemployee common stock purchase warrants          117        28            -             -      145
Net income                                                          -         -          777             -      777
Currency translation adjustment                                     -         -            -            15       15
                                                           ----------  --------  ------------  ------------  ------
Balance, March 31, 1998                                         5,502        75            4            (1)   5,580
50,900 common shares issued upon exercise of options                -       233            -             -      233
Net income                                                          -         -        1,729             -    1,729
Currency translation adjustment                                     -         -            -             -        -
                                                           ----------  --------  ------------  ------------  ------
Balance, March 31, 1999                                         5,502       308        1,733            (1)   7,542
326,133 common shares issued upon exercise of options               -     1,124            -             -    1,124
Tax benefit on exercise of options                                  -       610            -             -      610
Net income                                                          -         -        5,531             -    5,531
                                                           ----------  --------  ------------  ------------  ------
BALANCE, MARCH 31, 2000                                         5,502     2,042        7,264            (1)  14,807
=========================================================  ==========  ======== =============  ============  ======

The accompanying notes are an integral part of these consolidated financial statements.

                           MEASUREMENT SPECIALTIES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       FOR THE YEAR ENDED MARCH 31,
                                                                       ----------------------------
($IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                            2000       1999      1998
--------------------------------------------------------------  ----  ---------  --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $  5,531   $ 1,729   $    777
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and Amortization                                      2,083     1,118        594
      Provision for doubtful accounts                                       (8)       199        314
      Provision for warranty                                               (80)       403        549
      Deferred income taxes                                                  8       (56)       (17)
      Tax benefit upon exercise of stock options                           610         0          0
      Net changes in operating assets and liabilities
      (net of effects of acquisition):
        Accounts receivable, trade                                      (1,020)   (1,193)      (626)
        Inventories                                                     (3,417)      275       (139)
        Prepaid expenses and other current assets                         (324)        9         66
        Other assets                                                      (151)       73        (70)
        Accounts payable, trade                                          2,760       831        798
        Accrued expenses and other liabilities                           2,137        86       (524)
                                                                      ---------  --------  ---------
    Net cash provided by  operating activities                           8,129     3,474      1,722
                                                                      ---------  --------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                   (2,510)     (898)      (908)
  Purchases of intangible assets                                        (1,121)     (110)      (128)
  Acquisition of business, net of cash acquired                        (12,368)   (3,985)         -
                                                                      ---------  --------  ---------
    Net cash used in investing activities                              (15,999)   (4,993)    (1,036)
                                                                      ---------  --------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under bank line of credit agreement                             -     6,015     12,669
  Repayments under bank line of credit agreement                             -    (6,036)   (13,426)
  Proceeds from long term debt                                          10,000     4,000          -
  Repayments of long term debt                                          (3,800)     (200)         -
  Payment of deferred financing costs                                     (283)      (85)         -
  Proceeds from exercise of options and warrants                         1,124       233        145
                                                                      ---------  --------  ---------
    Net cash provided by (used in) financing activities                  7,041     3,927       (612)
                                                                      ---------  --------  ---------
Effect of exchange rate changes on cash and cash equivalents                 -         -        (12)
                                                                      ---------  --------  ---------

Net change in cash and cash equivalents                                   (829)    2,408         64
Cash and cash equivalents, beginning of year                             2,711       303        239
                                                                      ---------  --------  ---------

Cash and cash equivalents, end of year                                   1,882     2,711        303
                                                                      =========  ========  =========

The accompanying notes are an integral part of these consolidated financial statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
MARCH  31,  2000

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

Principles  of  consolidation:

The consolidated financial statements include the accounts of MSI and its wholly owned subsidiaries (the "Subsidiaries") -Measurement Limited, organized in Hong Kong on August 8, 1986 ("ML"), and Jingliang Electronics (Shenzhen) Co. Ltd., organized in the People's Republic of China ("China") on January 12, 1995 ("JL"), and IC Sensors Inc. ("IC Sensors") acquired on February 14, 2000 collectively, referred to as the "Company." As discussed in Note 2, on August 14, 1998, the Company acquired certain assets and assumed certain liabilities of the Sensors Division of AMP Incorporated (PiezoSensors) and acquired the stock of IC Sensors from Perkin Elmer Inc. on February 14, 2000. Results of operations of acquired subsidiaries are included in consolidated results of operations from their date of acquisition. Significant intercompany balances and transactions have been eliminated.

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

Tax benefits from early disposition of the stock by employees of incentive stock options and from exercise of non-qualified stock options are credited to additional paid-in capital.

Foreign  currency  translation  and  transactions:

The functional currency of the Company's foreign operations is the applicable local currency. The foreign subsidiaries' assets and liabilities are translated into United States dollars using exchange rates in effect at the balance sheet date and their oper-ations are translated using weighted average exchange rates during the period. The resulting translation adjustments are recorded as other comprehensive income. Foreign currency transaction gains and losses are included in operations.

Intangible  assets:

Intangible assets, consisting of patents, covenants not to compete and purchased computer software, are being amortized on a straight-line basis over their estimated useful lives which range from three to ten years. Goodwill, which represents the excess of cost over the net identifiable assets of acquired businesses is being amortized on a straight line basis over its estimated useful lives which range from seven to fifteen years. The Company's policy is to review all long-lived assets (including goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company would recognize an impairment loss.

Revenue  recognition:

Revenue is recorded when products are shipped. The Company provides for allowances for returns and warranties based upon historical and estimated return rates and warranty costs.

Research  and  development:

Research and development expenditures are expensed as incurred. Customer funding is recognized as earned.

Advertising:

Advertising expenditures of $123, $236, and $311 in 2000, 1999, and 1998 respectively are expensed as incurred.

Warranty  Reserve

Consumer products generally are marketed under warranties to end users of up to ten years. The Company provides for estimated product warranty obligations at the time of sale, based on its warranty claims experience. This estimate is suscep-tible to changes in the near term based on introductions of new products, product quality improvements and changes in end user behavior.

Comprehensive  Income:

Comprehensive income consists of net earnings or loss for the current period and other comprehensive income (income, expenses, gains, and losses that currently bypass the income statement and are reported directly as a separate component of equity). Comprehensive income does not differ materially from net earnings of the Company.

Stock  based  compensation:

As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation", the Company has elected to continue to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has presented the additional proforma disclosures required by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation."

Derivative  Financial  Instruments

The Company uses derivative financial instruments to manage interest rate risk and are for purposes other than trading. It has purchased an interest rate swap which is intended as a hedge of interest rate risk against specifically identified variable rate debt. The differentials to be received or paid are recognized over the life of the contract as an adjustment to interest expense. See Note 5 for further discussion.

Recent  Accounting  Pronouncements:

In  June,  1998,  the  Financial  Accounting Standards Board issued Statement of
Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments." The statement as amended is effective for financial years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company utilizes an interest rate swap as a hedge of its interest rate risk associated with long term debt. The Company believes that adoption of SFAS 133 will have no material impact on its financial position or results of operations.

Reclassifications:

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

2.  ACQUISITIONS:

On August 14, 1998, the Company acquired certain assets and assumed certain liabilities of the Sensors Division of AMP Incorporated (PiezoSensors). PiezoSensors designs, manufactures and markets piezoelectric polymer sensors for industrial, consumer and instrumentation applications. The acquisition was accounted for as a purchase, and accordingly, the financial statements include operations from the date of acquisition. The aggregate purchase price was $3,985. The excess purchase price over assets acquired (goodwill) of $1,693 is being amortized over 15 years. The transaction was financed with a term loan issued by the Company's principal bank. Net assets acquired were $2,292 consisting of the fair value of assets acquired ($3,545) less liabilities assumed ($1,253).

On January 5, 2000 the Company acquired, for cash, certain assets comprising the ultrasonic garage parking system business of Exeter Technologies, Inc. Pursuant to the acquisition agreement, the Company made an initial payment of $625 and is
required  to  pay  additional  consideration  based  upon  future  sales.   The
additional consideration is equal to 15% of net sales in year one, 10% in year two and 5% in year three. No payments are to be made after year 3. The
Company has estimated this consideration to be $800. The acquisition was accounted for under the purchase method of accounting. Net assets aquired were $469, consisting of the fair value of the assets acquired of $625 and liabilities assumed of $156. .Goodwill  of  $956  is  being  amortized  over  7 years.

On February 14, 2000, the Company acquired IC Sensors, Inc from Perkin Elmer Inc. (IC Sensors). IC Sensors designs, manufactures and markets micromachined silicon pressure sensors, accelerometers and microstructures. The acquisition is being accounted for as a purchase, and accordingly, the consolidated financial statements include operations of IC Sensors from the date of acquisition. The aggregate cash paid was $12,368 (including payment to Perkin Elmer of $12,000 and closing costs of $368). The excess purchase price over assets acquired
(principally goodwill) of $3,538 is being amortized over 15 years. The transaction was financed with a term loan issued by the Company's principal bank. Net assets acquired were $8,830 consisting of the fair value of assets acquired ($10,091) less liabilities assumed ($1,260).

The following unaudited pro forma consolidated results of operations for the years ended March 31 assume the IC Sensors acquisition and the PiezoSensors acquisition had occurred as of April 1,1998, giving effect to purchase accounting adjustments. The proforma data is for informational purposes only and may not necessarily reflect results of operations had IC Sensors been operated as part of the Company since April 1, 1998. The effects of the Exeter acquisition were not material.


                          2000         1999
                        --------     ---------
Net Sales               $ 70,727     $ 66,491
Net Income (loss)          1,320       (1,515)
Earnings (loss) per
  common share
         BASIC          $   0.35     $  (0.41)
         DILUTED        $   0.30     $  (0.41)

The following unaudited pro forma consolidated results of operations for the years ended March 31 assume the PiezoSensors acquisition had occurred as of April 1, 1997, giving effect to purchase accounting adjustments. The proforma data is for informational purposes only and may not necessarily reflect results of operations had Sensors been operated as part of the Company since April 1, 1997.


                          1999           1998
                        -------       ---------
Net Sales             $40,018          $36,824
Net Income (loss)        $608          $(2,207)
Earnings (loss) per
  common share
         BASIC          $0.17          $ (0.62)
         DILUTED        $0.16          $ (0.62)

In connection with the acquisition of IC Sensors Inc., the company recorded a provision for approximately $350 relating to costs for integration of operation Of IC Sensors, Inc with the company. As of March 31, 2000 none of the above has been paid.

In connection with the acquisition of PiezoSensors, the company recorded an accrual for integration of $508 of which $508 was unpaid as of March 31, 1999. During the year ended March 31, 2000 an aggregate of $298 was paid.

3.  INVENTORIES:

Inventories  are  summarized  as  follows:

                      2000          1999
                    ------        -------
Raw materials       $2,895        $ 1,378
Work in process      2,033            420
Finished goods       4,208          2,864
                    ------        -------
                     9,136        $ 4,662
                    ======        =======

4.  PROPERTY  AND  EQUIPMENT:

Property  and  equipment  are  summarized  as  follows:

                                         2000          1999
                                       -------        -------
Production machinery and equipment     $10,684        $ 2,528
Tooling costs                              994            954
Furniture and equipment                  1,645          1,179
Leasehold improvements                   2,561          1,400
                                        ------        -------
                                      $ 15,884        $ 6,061
                                        -------       -------

Depreciation expense was $1,744, $973, and $530 for 2000, 1999, and 1998 respectively.

5.  LONG  -  TERM  DEBT:

In February 2000, the Company renegotiated its bank line of credit. The new agreement increased the maximum amount available from $5,000 to $10,000 until the agreement's expiration on February 14, 2003. Borrowings bear interest at a maximum of the lesser of the bank's prime rate plus 1.00% or the Eurodollar rate plus 2.75% (9.25 % as of March 31, 2000). Should the Company achieve certain financial ratios, the lowest rate becomes the lesser of the bank's prime rate plus 0.25% or a Eurodollar rate plus 2.0%. The agreement requires annual payment of a commitment fee equal to 0.375% of the unutilized available balance. Borrowings are limited to the sum of eligible Accounts Receivable and Inventory and are collateralized by a senior security interest in substantially all the Company's assets. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures. At March 31, 2000 $0 was outstanding under the bank line of credit.

In connection with the acquisition of IC Sensors, the Company repaid the then outstanding balance of a previous term loan and entered into a $10,000 term loan agreement with the Company's principal bank. As of March 31, 2000 $10,000 was outstanding under the term loan. The term loan bears interest at a Eurodollar rate plus 3.25% (10.0 % as of March 31, 2000. The term loan requires quarterly repayments in the following remaining annual amounts:

                                           Principal
                      Fiscal Year          Repayments
                      -----------          ----------
                         2001               $1,000
                         2002                1,333
                         2003                1,667
                         2004                2,000
                         2005                2,000
                         2006                2,000
                                           -------
                         Total             $10,000
                                           -------

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

As a hedge of its interest rate risk associated with the term loan, the Company has entered a Rate Swap Transaction (Swap) with the same bank through July 1, 2005. Additional payments required pursuant to the Swap for 2000 were not material. The Swap has an initial notional amount of $9,000 with an effective fixed rate of 10.19%. The principal amortization of the Swap is as follows:


                                               Annual
                       Fiscal Year          Amortization
                       -----------          ------------
                          2001                 $2,000
                          2002                  1,000
                          2003                  2,000
                          2004                  1,000
                          2005                  2,000
                          2006                  1,000

The carrying amount of both outstanding indebtedness and the Swap approximate their fair value because, in the opinion of management and the Company's principal lending institution, the borrowing rates approximate market.


6.  SHAREHOLDERS'  EQUITY:

The Company is authorized to issue 21,200,000 shares of capital stock, of which 221,756 shares have been designated as serial preferred stock and 20,000,000 shares have been designated as common stock. Each share of common stock has one vote. The Board of Directors (the "Board") has not designated 978,244 authorized shares.

JL is subject to certain Chinese government regulations, includ-ing currency exchange controls, which limit cash dividends and loans to ML and MSI. At March 31, 2000, JL's restricted net assets approximated $3,983.

Information  on  common  stock  purchase  warrants  is  as  follows:

                                                     Average price per
                                                            share
                                        Number      exercise     market
                                      of shares
                                     ----------------------------------
Outstanding at March 31, 1998           203,000       $4.00       $3.69
   Expired                             -203,000        4.00        3.69
                                       --------
Outstanding at March 31, 1999                -           -           -
                                       ========

As of March 31, 2000 none of the above common stock purchase warrants were outstanding.

7.  STOCK  OPTION  PLANS:

Options to purchase up to 914,100 common shares may be granted under MSI's 1995 Stock Option Plan and its predecessor plan (together the "1995 Plan"), until its expiration on September 8, 2005. Shares issuable under 1995 Plan grants which expire or other-wise terminate without being exercised become available for later issuance. All shares eligible for grant were issued prior to March 31, 1999.

Options to purchase up to 750,000 may be granted under the Company's 1998 Stock Option Plan, (the "1998 Plan") until its expiration on October 19, 2008. Shares issuable under 1998 Plan grants which expire or otherwise terminate without being exercised become available for later issuance. The aggregate numbers of shares available for grants of options under the 1998 Plan were 645,275 and 683,500 as of March 31, 2000 and March 31, 1999 respectively. A total of 99,725 and 66,500 were outstanding at March 31, 2000 and March 31, 1999 respectively.

Options under all Plans generally vest over service periods of up to five years, and expire no later-than ten years from the date of grant. Options may, but need not, qualify as "incentive stock options" under section 422 of the Internal Revenue Code. Tax benefits are recog-nized upon nonqualified exercises and disqualifying dispositions of shares acquired by qualified exercises. There were no changes in the exercise prices of outstanding options, through cancella-tion and reissuance or otherwise, for 2000, 1999, or 1998.

A summary of the status of stock options as of March 31, 2000, 1999, and 1998 and changes during the years ended on those dates is presented below:

                           Number of shares
                        ----------------------   Weighted average
                       outstanding   exercisable  exercise price
                       ------------  -----------  --------------
March 31, 1997             774,000
    Granted at market      135,500                         $3.80
    Forfeited              (10,000)                         4.44
    Exercised              (50,900)                         2.30
                       ------------
March 31, 1998             848,600       527,100            3.97

    Granted at market      147,000                          2.84
    Forfeited              (85,000)                         5.10
    Exercised              (81,500)                         2.83
                       ------------
March 31, 1999             829,100       499,266            3.76

    Granted at market       61,225                         12.55
    Forfeited              (26,000)                         4.45
    Exercised             (326,133)                         3.49
                       ------------  -----------
MARCH 31, 2000             538,192       300,700            4.91
                       ============  ===========

Summarized information about stock options outstanding at March 31, 2000 follows:

                                                 Weighted average       Weighted average
Number of underlying shares  Exercise            Exercise price            remaining
---------------------------                 --------------------------
Outstanding  Exercisable    Price range     Outstanding   Exercisable   contractual life
-----------  -----------  ----------------  ------------  ------------  ----------------
    227,000      103,400  $ 2.75  -  $3.50  $       3.10  $       3.31        5.27 years
     80,467       50,800    3.63  -   4.75          4.24          4.30        4.11
    144,000      120,000    4.88  -   4.88          4.88          4.88        2.74
     86,725       26,500    5.00  -  19.00         10.30          5.40        5.02
-----------  -----------
    538,192      300,700
===========  ===========

The Company accounts for transactions in which employees receive equity instruments of the employer using the intrinsic value based method. Accordingly, no compensation cost has been recognized for employee stock option grants. Had the Company adopted the fair value based method for employee stock option grants on April 1, 1997, the Company's net income for 2000, 1999, and 1998 would have been reduced to $5,257 ($1.38 per basic share and $1.21 per diluted share , $1,562 ($0.43 per basic share and $0.42 per diluted share ), and $670 ($0.19 per basic share and $0.18 per diluted share). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model (single grant assumption with straight-line amortization) with the following weighted average assumptions:

                           2000          1999           1998
                           ----          -----         -----
Expected volatility        63%           81%           58%
Risk free interest         5.9 %          4.7%          5.8%
Dividend yield               -              -             -
Expected life years        5               5              5

8.  DEFINED  CONTRIBUTION  PLAN:

MSI has a qualified defined contribution plan under section 401 (k) of the Internal Revenue Code. Substantially all its employees are eligible to participate after completing three months of service. Participants may elect to contribute a portion of their compensa-tion to the plan. MSI matches a portion of participants' contribu-tions and, at the discretion of the Board, may make profit sharing contributions. Matching participants' contributions cost $164 for 2000, $78 for 1999, and $49 for 1998. No profit sharing contributions were made for 2000, 1999 or 1998.

9.  MAJOR  CUSTOMERS:

A United States manufacturer and distributor of electric house-wares accounted for 20 percent 17 percent, and 18 percent of net sales for 2000, 1999, and 1998, respectively and 0 percent and 9 percent of total accounts receivable at March 31, 2000 and 1999 respectively. A German distributor of diversified housewares accounted for 14 percent, 20 percent, 31 percent of net sales for 2000, 1999, and 1998, respectively, and 9 percent and 5 percent of total accounts receivable at March 31, 2000 and 1999 respectively. Both customers are in the Company's Consumer Products segment

10.  INCOME  TAXES:

Earnings  (loss)  before  income  taxes  were:

                 2000             1999             1998
               -------          -------          -------
Domestic       $ 2,384          $ 1,117          $  (30)
Foreign          4,903            1,207             909
               -------          -------          -------
               $ 7,287           $2,324          $  879
               =======           ======          =======


The  income  tax  provision  (benefit)  consisted  of:

                  2000             1999            1998
                -------          --------         -------
Current:
  Federal       $   939          $   416          $   20
  Foreign           670              214              98
  State             140               21               1
                -------          --------         -------
Total current     1,749              651             119
                -------          --------         -------
Deferred
  Federal            55              (30)            (20)
  Foreign           (47)             (34)             (5)
  State               0                8               8
                -------          --------         -------
Total deferred       8              (56)            (17)
                -------          --------         -------
                $ 1,757          $   595           $ 102
                =======          ========          ======

Differences between the federal statutory income tax rate and the effective tax rate are as follows:

                                2000           1999          1998
                              --------        -------      ---------
Statutory tax rate             34.0 %          34.0 %        34.0 %
Reduction in valuation           -               -           (5.4)
allowance for deferred tax
assets
Effect of foreign taxes       (14.3)          (10.0)        (23.6)
State taxes and other           4.4             1.5           6.6
                              --------        --------     ---------
                               24.1 %          25.5 %       (11.6 %)
                              ========        ========     =========

Income taxes for 1998 reflect reductions in the valuation allowance for deferred taxes of $47. This reduction, reflected in operating results for the quarter ended March 31, 1998, was based on management's annual assessments of the extent to which the benefit of an alternative minimum tax credit carryforward was more likely than not to be realized.

Deferred income taxes are not provided on the foreign Subsidiaries' undistributed earnings, which approximated $6,262 at March 31, 2000. Because those earnings are expected to be per-manently reinvested, no provision for federal and state income taxes on those earnings was provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to United States income taxes, subject to an adjustment for foreign tax credits. Determination of the amount of unrecognized deferred United States income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Pursuant to current Chinese tax policies, JL qualifies for a special state corporate tax rate of 15 percent. Additionally, because JL has agreed to operate in China for a minimum of ten years, a tax holiday (which expired on March 31, 1998) was available for two years, and a 50 percent tax rate reduction to 7.5 percent (expected to expire on March 31, 2001) is available for the three years thereafter. After the expiration of the tax holiday, JL is expected to qualify for a reduction of the tax rate to 10 percent, provided it exports a minimum of 70 percent of its production. Furthermore, if JL's profits are reinvested in qualified activities in China for a minimum of five years, it may obtain a rebate of 40 percent of the taxes paid on the reinvested profits. Although JL's undistributed earn-ings are expected to be permanently reinvested, the Company does not intend to recognize the potential rebate until it is realized. The Hong Kong corporate tax rate, at which ML's earnings are taxed, is 16 percent.

                                                      As of March 31,
                                                       2000     1999
                                                      -------  ------
Current deferred tax assets (liabilities)
Accrued expenses                                      $  343   $ 335
Inventory                                                588     112
Accounts receivable allowance                            129     121
Other                                                     24      12
                                                      -------  ------
Total                                                 $1,084   $ 580
                                                      -------  ------


Long term deferred tax assets:
Basis difference in acquired property and equipment   $2,176   $   0
Other, net                                                13      21
                                                      -------  ------
Total                                                 $2,189   $  21
                                                      -------  ------

Long term deferred tax liabilities
Depreciation, difference between straight line and
 accelerated methods                                  $  (36)  $ (21)
                                                      -------  ------

The deferred tax assets resulting from the basis difference in acquired property and equipment is net of a valuation allowance of approximately $0.5 million , which if realized, will further reduce goodwill relating to the IC Sensor acquisition.

11.  PER  SHARE  INFORMATION:

Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, less the shares that may be repurchased with the funds received from their exercise.

The weighted average options to purchase common stock of 406,000 were outstanding as of March 31, 1998 but were not included in the computation of diluted earnings per share since the options exer-cise price was greater than the average market price of the com-mon shares creating an antidilutive effect.

The following is a reconciliation of the numerators and denomi-nators of basic and diluted EPS computations:

                                  Income        Shares      Per share
                               (Numerator)   (Denominator)    amount
                               ------------  -------------  ----------
MARCH 31, 2000
BASIC PER SHARE INFORMATION    $      5,531          3,806  $     1.45
EFFECT OF DILUTIVE SECURITIES                          542  ----------
                               ------------  -------------
DILUTED PER SHARE INFORMATION  $      5,531          4,348  $     1.27
                               ------------  -------------  ----------

March 31, 1999
Basic per share information    $      1,729          3,601  $     0.48
Effect of dilutive securities                          137  ----------
                               ------------  -------------
Diluted per share information  $      1,729          3,738  $     0.46
                               ------------  -------------  ----------

March 31, 1998
Basic per share information    $        777          3,561  $     0.22
Effect of dilutive securities                           88  ----------
                               ------------  -------------
Diluted per share information  $        777          3,649  $     0.21
                               ------------  -------------  ----------


12.  SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION:

Payments of interest expense were $368, $249, and $76 for 2000, 1999, and 1998 respectively. Payments of income taxes approximated $681, $102 and $35 for 2000, 1999, and 1998 respectively.

13.  COMMITMENTS  AND  CONTINGENCIES:

The Company leases certain property and equipment under non-cancellable operating leases expiring on various dates through November, 2001. Rent expense, including real estate taxes, insur-ance and maintenance expenses associated with net operating leases, approximated $1,050 for 2000, $831 for 1999, and $350 for 1998. At March 31, 2000, total minimum rentals under operating leases with initial or remaining noncancellable lease terms of more than one year were:

Year  ending  March  31,
------------------------

     2001     $1,191
     2002        697
     2003        305
     2004        305
     2005        305




The Company is involved in various proceedings that are incidental to the normal course of business. The Company does not expect that any of the proceedings will have a material adverse effect on the Company's financial position or results of operations.

14.  CONCENTRATIONS:

Financial instruments which potentially subject the Company to significant concentrations of credit risk principally are cash investments and trade accounts receivable.

The Company generally maintains its cash and cash equivalents at major financial institutions in the United States, Hong Kong and China. Cash held in foreign institutions amounted to $887 and $279 at March 31, 2000 and 1999, respectively. The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy.

Accounts receivable are concentrated in United States and European distributors and retailers of consumer products. To limit credit risk, the Company evaluates the financial condition and trade payment experience of customers to whom credit is extended. The Company generally does not require customers to furnish collat-eral, though certain foreign customers furnish letters of credit.

The Company manufactures the substantial majority of its sensor products, and most its sensor subassemblies used in its consumer products, in leased premises located in Shenzhen, China. Sensors are also manufactured at the Company's Pennsylvania and California facilities and small production runs are completed at its research facility in Virginia. Additionally, control of the primary subcontractor, certain key management, sales and support activities are conducted at leased premises in Hong Kong. Substantially all the Company's consumer products are assembled in China, primarily by a single supplier, although the Company is utilizing alternative Chinese assemblers. There are no agreements which would require the Company to make minimum payments to the supplier, nor is the supplier obligated to maintain capacity available for the Company's benefit, though the Company accounts for a significant portion of the supplier's revenues. Additionally, most of the Company's products contain key components are obtained from a limited number of sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond the Company's control, including, with respect to China, political, economic and legal uncertainties.

15. QUARTERLY RESULTS OF OPERATIONS
(UNAUDITED):

                             FIRST QUARTER   SECOND QUARTER   THIRD QUARTER    FOURTH QUARTER
                             ENDED JUNE 30    ENDED SEPT 30    ENDED DEC 31    ENDED MARCH  31
                             --------------  ---------------  --------------  -----------------
YEAR ENDED MARCH 31, 2000
  Net sales                 $       12,021   $        15,445  $       15,960  $         16,571
  Gross profit                       5,410             6,697           7,153             7,685
  Net income (loss)                  1,008             1,720           1,868               935
  EPS basic                           0.27              0.46            0.49              0.24
  EPS  diluted                        0.24              0.40            0.43              0.21

Year ended March 31, 1999
  Net sales                          3,822            10,455          13,928             9,691
  Gross profit                       1,314             4,026           5,950             3,768
  Net Income (loss)                   (800)              837           1,260               432
  EPS (loss) basic                   (0.22)             0.23            0.35              0.12
  EPS (loss) diluted                 (0.22)             0.23            0.34              0.11

Year ended March 31, 1998
  Net sales                          6,600             7,345           9,235             6,098
  Gross profit                       2,128             2,798           3,257             2,199
  Net Income (loss)                    (55)              279             628               (75)
  EPS (loss) basic                   (0.02)             0.08            0.18             (0.02)
  EPS (loss) diluted                 (0.02)             0.08            0.17             (0.02)


16.  SEGMENT  INFORMATION:


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

At March 31, 2000, the Subsidiaries' total assets aggregated $10,650 of which $5,185 were in Hong Kong and $5,465 were in China. At March 31, 1999, the Subsidiaries' total assets aggregated $4,272 of which $2,392 were in Hong Kong and $1,880 were in China. The Company is potentially subject to the risks of foreign currency transaction and translation losses which might result from fluctuations in the values of the Hong Kong dollar and the Chinese renminbi. At March 31, 2000, the Subsidiaries had net liabilities of $3,177 subject to fluctuation in the value of the Hong Kong dollar and net assets of $2,171 subject to fluctuation in the value of the Chinese renminbi. The Subsidiaries' operations reflect intercompany transfers of costs and expenses, including interest on intercompany trade receivables, at amounts established by the Company.

The  following  is  information  related  to  industry  segments:

                             2000      1999      1998
                           --------  --------  --------
Net Sales
  Consumer Products        $44,123   $30,526   $27,023
  Sensors                   15,874     7,070     2,255
                           --------  --------  --------
     Total                 $59,997   $37,596   $29,278
                           --------  --------  --------

Segment Profitability
  Consumer Products        $ 9,302   $ 5,862   $ 3,187
  Sensors                    3,275       437       714
  Unallocated expenses      (5,289)   (3,675)   (2,996)
  Interest expense            (386)     (276)      (80)
  Other (expenses) income       82       (24)       54
                           --------  --------  --------
     Income before taxes   $ 7,288   $ 2,324   $   879
                           --------  --------  --------

Depreciation and amortizaton
  Consumer Products        $ 1,079   $   719   $   555
  Sensors                    1,004       399        39
                           --------  --------  --------
     Total                 $ 2,083   $ 1,118   $   594
                           --------  --------  --------

Segment Assets
  Consumer Products        $12,505   $ 9,033   $ 8,652
  Sensors                   23,672     6,191       676
  Unallocated                3,470     3,311       889
                           --------  --------  --------
     Total                 $39,647   $18,535   $10,217
                           --------  --------  --------

Capital expenditures
  Consumer Products        $   841   $   949   $ 1,032
  Sensors                    1,669       121        --
                           --------  --------  --------
     Total                 $ 2,510   $ 1,070   $ 1,032
                           --------  --------  --------

The  following  shows  information  about  the  Company's  foreign  operations:

                       2000               1999             1998
                    ----------         -----------        --------
Revenues
  Germany           $   9,835          $    9,056        $  10,556
  Other Europe          5,857               3,585            1,723
  Other                 1,351               1,705              546
  United States        42,954              23,250           16,453
                    ----------         -----------        --------
    Total           $  59,997          $   37,596         $ 29,278
                    ----------         -----------        --------

Long Lived Assets located in countries other than the United States are as follows:

                   2000            1999
                  -----          -------
Hong Kong          $707          $   543
China             1,936              862
                  -----          -------
  Total          $2,643          $ 1,405
                  -----          -------

MEASUREMENT  SPECIALTIES,  INC.
SCHEDULE  II  -  VALUATION  AND  QUALIFYING  ACCOUNTS
March  31,  2000

Col.  A                              Col.  B       Col.  C                  Col.  D        Col.  E
-----------------------------------  ------------  ----------  -----------  -------------  ----------
Description                          Balance at    Additions                Deductions --  Balance at
                                     Beginning                              Describe       End
                                     Of Period                                             of Period
                                                   ----------  -----------
                                                   (1)         (2)
                                                   Charged to  Charged to
                                                   Costs and   Other
                                                   Expenses    Accounts --
                                                               Describe
-----------------------------------  ------------  ----------  -----------  -------------  ----------
Year ended March 31, 2000
Deducted from asset accounts:
    Allowance for doubtful accounts          $326        $(8)                                    $318
    Write-downs of inventories                536                                  362(b)         898
                                     ------------  ----------               -------------  ----------
                           Totals            $862        $(8)                     $362         $1,216
                                     ============  ==========               =============  ==========
Product warranty obligations                 $592       $(80)                                    $512
                                     ============  ==========               =============  ==========

Year ended March 31, 1999:
Deducted from asset accounts:
    Allowance for doubtful accounts          $363        $199               $    236  (a)        $326
    Write-downs of inventories                385         439                    288  (b)         536
                                     ------------  ----------               -------------  ----------
                           Totals            $748        $638               $    524             $862
                                     ============  ==========               =============  ==========

Product warranty obligations                 $472        $403     $204 (d)    $    487             $592
                                     ============  ==========    ======     =============  ==========
Year ended March 31, 1998:
Deducted from asset accounts:
    Allowance for doubtful accounts          $ 44        $314               $    (5)  (a)        $363
    Write-downs of inventories                236         430                    281  (b)         385
                                     ------------  ----------               -------------  ----------
                           Totals            $280        $744               $    276            $ 748
                                     ============  ==========               =============  ==========

Product warranty obligations                 $496        $549               $    573   (c)       $472
                                     ============  ==========               =============  ==========

    (a)   Bad debts written-off, net of recoveries
(b) Cost of inventories scrapped
(c) Cost of warranty claims
    (d)   Acquired through PiezoSensor acquisition