Form 10-Q
period 2000-06-30
MEASUREMENT SPECIALTIES INC
filed 2000-08-14
CIK 778734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER:  0-16085


                          MEASUREMENT SPECIALTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            NEW  JERSEY                                    22-2378738
            -----------                                   -----------
(STATE  OR  OTHER  JURISDICTION  OF                    (I.R.S.  EMPLOYER
INCORPORATION  OR  ORGANIZATION)                     IDENTIFICATION  NO.)



                 80 LITTLE FALLS ROAD, FAIRFIELD, NEW JERSEY 07004
                 -------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 11, 2000 shares of common stock, no par, at 4,021,920.

PART I .  FINANCIAL INFORMATION                                                                  3

  ITEM 1. FINANCIAL STATEMENTS                                                                   3

   CONSOLIDATED BALANCE SHEETS, JUNE 30, 2000 (UNAUDITED) AND MARCH 31, 2000                     3
   CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED), THREE MONTHS ENDED JUNE 30, 2000 AND 1999  5
   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, THREE MONTHS ENDED JUNE 30, 2000
   (UNAUDITED) AND YEAR ENDED MARCH 31, 2000                                                     6
   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), THREE MONTHS ENDED JUNE 30, 2000 AND 1999  7
   NOTES TO CONSOLIDATED FINANCIAL STATEMENT                                                     8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  14

PART II.  OTHER INFORMATION                                                                     19

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K                                                      19
   EXHIBIT 27 FINANCIAL DATA SCHEDULE                                                           20

SIGNATURES                                                                                      21

PART  I  .  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS
CONSOLIDATED  BALANCE  SHEETS,  JUNE  30,  2000  (UNAUDITED)  AND MARCH 31, 2000

                                MEASUREMENT SPECIALTIES,  INC
                            CONSOLIDATED CONDENSED BALANCE SHEETS

                                           ASSETS
                                           ------
(DOLLARS  IN  THOUSANDS)
                                                              JUNE 30,   MARCH 31,
                                                                2000        2000
                                                              ---------  ----------
                                                             (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                   $     622  $    1,882
  Accounts receivable, trade, net of allowance for doubtful
    accounts of $381 (June 2000) and $318 (March 2000)            9,850       8,181
  Inventories                                                    11,357       9,136
  Deferred income taxes                                           1,084       1,084
  Prepaid expenses and other current assets                       1,073         647
                                                              ---------  ----------
    Total current assets                                         23,986      20,930
                                                              ---------  ----------

PROPERTY AND EQUIPMENT                                           16,677      15,884
  Less accumulated depreciation and amortization                  7,144       6,516
                                                              ---------  ----------
                                                                  9,533       9,368
                                                              ---------  ----------
OTHER ASSETS:
 Goodwill and other intangible assets, net of accumulated
   amortization of $711 (June 2000) and $557 (March 2000)         5,440       5,553
  Deferred income taxes                                           2,189       2,189
  Other assets                                                    1,624       1,607
                                                              ---------  ----------
                                                                  9,253       9,349
                                                              ---------  ----------
                                                              $  42,772  $   39,647
                                                              =========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          MEASUREMENT SPECIALTIES,  INC
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                             LIABILITIES  AND  SHAREHOLDERS'  EQUITY
                             ---------------------------------------
(DOLLARS  IN  THOUSANDS)
                                                                  JUNE 30,    MARCH 31,
                                                                    2000        2000
                                                                 ----------  -----------
                                                                 (UNAUDITED)
CURRENT LIABILITIES:
  Current portion of long term debt                              $   1,000   $    1,000
  Accounts payable                                                   7,057        6,827
  Accrued compensation                                               1,688        1,654
  Income taxes payable                                               1,372          621
  Accrued acquisition costs                                            731        1,205
  Accrued expenses and other current liabilities                     2,969        3,600
                                                                 ----------  -----------
    Total current liabilities                                       14,817       14,907
                                                                 ----------  -----------
OTHER LIABILITIES:
  Long term debt, net of current portion                             8,750        9,000
  Borrowings under bank line of credit agreement                     2,225            -
  Other liabilities, including deferred income taxes                   876          933
                                                                 ----------  -----------
                                                                    11,851        9,933
                                                                 ----------  -----------
    Total liabilities                                               26,668       24,840
                                                                 ----------  -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Serial preferred stock;
      221,756 shares authorized; none outstanding                        -            -
  Common stock, no par; 20,000,000 shares authorized;
       shares issued and outstanding 4,013,920 (June 2000) and
       3,989,920 (March 2000)                                        5,502        5,502
  Additional paid-in capital                                         2,143        2,042
  Retained earnings                                                  8,460        7,264
  Currency translation and other adjustments                            (1)          (1)
                                                                 ----------  -----------
           Total shareholders' equity                               16,104       14,807
                                                                 ----------  -----------
                                                                 $  42,772   $   39,647
                                                                 ==========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED), THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                          MEASUREMENT SPECIALTIES,  INC
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


(DOLLARS  IN  THOUSANDS  EXCEPT  PER  SHARE  AMOUNT)

                                       FOR THE THREE MONTHS ENDED JUNE 30,
                                       -----------------------------------
                                                  2000      1999
                                                --------  --------
Net sales                                       $16,302   $12,021
Cost of goods sold                                8,791     6,611
                                                --------  --------
  Gross profit                                    7,511     5,410
                                                --------  --------
Other expenses (income):
  Selling, general and administrative             5,280     3,610
  Research and development                        1,198       759
  Customer funding of research and development     (775)     (353)
  Interest expense (net) and other income           213        50
                                                --------  --------
                                                  5,916     4,066
                                                --------  --------
Income before income taxes                        1,595     1,344
Income tax provision                                399       336
                                                --------  --------
Net income                                      $ 1,196   $ 1,008
                                                ========  ========

Earnings per common share
    Basic                                       $  0.30   $  0.27
                                                ========  ========
    Diluted                                     $  0.27   $  0.24
                                                ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, THREE MONTHS ENDED JUNE 30, 2000 (UNAUDITED) AND YEAR ENDED MARCH 31, 2000

                                         MEASUREMENT SPECIALTIES,  INC
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE YEAR ENDED MARCH 31, 2000 AND THE THREE MONTHS ENDED JUNE 30, 2000 (UNAUDITED)

(DOLLARS  IN  THOUSANDS)
                                                                                           CURRENCY
                                                                    ADDITIONAL            TRANSLATION
                                                         COMMON      PAID-IN    RETAINED   AND OTHER
                                                         STOCK       CAPITAL    EARNINGS  ADJUSTMENTS   TOTAL
                                                       ----------  -----------  --------  ------------  ------
Balance, March 31, 1999                                     5,502          308     1,733           (1)   7,542
Tax benefit on exercise of options                                       1,124                           1,124
326,133 common shares issued upon exercise of options           -          610         -            -      610
Net income for the year ended March 31, 2000                    -            -     5,531            -    5,531
                                                       ----------  -----------  --------  ------------  ------
Balance, March 31, 2000                                     5,502        2,042     7,264           (1)  14,807
24,000 common shares issued upon exercise of options                       101                             101
Net income for the period ended June 30, 2000                                      1,196                 1,196
                                                       ----------  -----------  --------  ------------  ------
BALANCE, JUNE 30, 2000                                      5,502        2,143     8,460           (1)  16,104
                                                       =======================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                          MEASUREMENT SPECIALTIES,  INC
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(DOLLARS  IN  THOUSANDS)
                                                        FOR THE THREE MONTHS ENDED JUN 30,
                                                        ----------------------------------
                                                                 2000      1999
                                                               --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $ 1,196   $ 1,008
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Depreciation and Amortization                                637       355
      Warranty expense                                             117       134
      Deferred Income Taxes                                          -         4
      Net changes in operating assets and liabilities:
        Accounts receivable, trade                              (1,669)   (1,686)
        Inventories                                             (2,221)      341
        Prepaid expenses and other current assets                 (426)     (126)
        Other assets                                               (17)      (46)
        Accounts payable, trade                                    230     1,501
        Accrued expenses and other liabilities                    (494)     (153)
                                                               --------  --------
    Net cash provided by (used in) operating activities         (2,647)    1,332
                                                               --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                             (689)     (371)
                                                               --------  --------
    Net cash used in investing activities                         (689)     (371)
                                                               --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under bank line of credit agreement                 6,700         -
  Repayments under bank line of credit agreement                (4,475)        -
  Repayments of long term debt                                    (250)     (100)
  Proceeds from exercise of options and warrants                   101       206
                                                               --------  --------
    Net cash provided by (used in) financing activities          2,076       106
                                                               --------  --------
Effect of exchange rate changes on cash and cash equivalents         -         -
                                                               --------  --------

Net change in cash and cash equivalents                         (1,260)    1,067
Cash and cash equivalents, beginning of year                     1,882     2,711
                                                               --------  --------

Cash and cash equivalents, end of period                       $   622   $ 3,778
                                                               ========  ========


The accompanying notes are an integral part of these consolidated financial statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENT

1.  INTERIM  FINANCIAL  STATEMENTS:

Basis  of  presentation:
These interim financial statements were prepared pursuant to generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, while they conform with the measurement and classification provisions of accounting principles generally accepted in the United States of America, they do not include the footnote information required by accounting principles generally accepted in the United States of America for annual financial statements. Preparation of these financial statements requires management to make estimates and assumptions which affect the amounts reported. Actual results could differ from those estimates. Additionally, these financial statements are subject to adjustments that might result from the independent audit of the Company's financial statements for the year ending March 31, 2001. In the opinion of management, all adjustments and disclosures necessary to make these interim financial statements not misleading Consisting of normal recurring items have been included. Reference is made to the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

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

Intangible  assets:
Goodwill representing the excess of the cost over the net tangible and identifiable intangible assets of the acquired business is amortized on a straight-line basis over 7 to 15 years. Other intangible assets are amortized over a period of 3 to 5 years.

Whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, management assesses the recoverability of the asset. It is possible that the actual cash flows that result will be insufficient to recover the carrying amount of certain of these intangibles. No impairment loss was recorded for 2000 and 1999.

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

2.  ACQUISITION:

On January 5, 2000 the Company acquired, for cash, certain assets comprising the ultrasonic garage parking system business of Exeter Technologies, Inc. Pursuant to the acquisition agreement, the Company made an initial payment of $625 and is
required  to  pay  additional  consideration  based  upon  future  sales.   The
additional consideration is equal to 15% of net sales in year one, 10% in year two and 5% in year three. No payments are to be made after year 3. The
Company has estimated this consideration to be $800. The acquisition was accounted for under the purchase method of accounting. Net assets acquired were $469, consisting of the fair value of the assets acquired of $625 less liabilities assumed of $156. Goodwill of $956 is being amortized over 7 years.

On February 14, 2000, the Company acquired IC Sensors, Inc. (IC Sensors) from Perkin Elmer Inc. IC Sensors designs, manufactures and markets micromachined silicon pressure sensors, accelerometers and microstructures. The acquisition is being accounted for as a purchase, and accordingly, the consolidated financial statements include operations of IC Sensors from the date of acquisition. The aggregate cash paid was $12,368 (including payment to Perkin Elmer of $12,000 and closing costs of $368). The excess purchase price over assets acquired
(principally goodwill) of $3,538 is being amortized over 15 years. The transaction was financed with a term loan issued by the Company's principal bank. Net assets acquired were $8,830 consisting of the fair value of assets acquired of $10,091 less liabilities assumed of $1,260.

The following unaudited pro forma consolidated results of operations for the period assuming the IC Sensors acquisition had occurred as of April 1, 1999, giving effect to purchase accounting adjustments. The proforma data is for informational purposes only and may not necessarily reflect results of operations had IC Sensors been operated as part of the Company since April 1, 1999.

                                     THREE MONTHS
                                     ENDED JUNE 30,
                                   -----------------
                                    2000      1999
                                   -----------------
Net Sales                          $16,302  $15,335
Net Income (loss)                    1,196      (14)
Earnings (loss) per common share
    BASIC                          $  0.30  $  0.00
    DILUTED                        $  0.27  $  0.00

3.  INVENTORIES:

Inventories  are  summarized  as  follows:

                 JUNE 30, 2000   March 31, 2000
                 --------------  ---------------
Raw Materials    $        3,714  $         2,895
                 --------------  ---------------
Work-in-process           1,656            2,033
Finished goods            5,987            4,208
                 $       11,357  $         9,136
                 --------------  ---------------

4.  LONG  TERM  DEBT:

At June 30, 2000, there was an outstanding balance of $2,225 under the Company's bank line of credit agreement. The agreement provides for a maximum amount available of $10.0 million until the agreement's expiration on February 14, 2003. Borrowings are limited to the sum of eligible Accounts Receivable and Inventory and are collateralized by a senior security interest in substantially all the Company's assets. Borrowings bear interest at a maximum of the lesser of the bank's prime rate plus 1.00% or a Eurodollar rate plus 2.75%. As a result of achieving certain financial ratios in the current Fiscal 2000, the rate decreases to the lesser of the bank's prime rate plus 0.125% or a Eurodollar rate plus 2.0%. The agreement requires payment of a commitment fee equal to 0.25 percent of the unutilized available balance. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures.

In connection with the acquisition of IC Sensors, the Company entered into a $10,000 term loan agreement with the Company's principal bank. As of June 30, 2000, $9,750 was outstanding under the term loan. The term loan bears interest at a Eurodollar rate plus 3.25%. The term loan requires quarterly repayments in the following remaining annual amounts:

Fiscal Principal
Year   Repayments
----  -----------
2001  $      750
2002       1,333
2003       1,667
2004       2,000
2005       2,000
2006       2,000

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

As a hedge of its interest rate risk associated with the term loan, the Company has entered a Rate Swap Transaction (Swap) with the same bank through July 1, 2005. The swap has an initial notional amount of $9.0 million with an effective fixed rate of 10.2%. The notional amount of the Swap decreases as follows:

Fiscal  Principal
Year    Repayments
------  ----------
2001    $   2,000
2002        1,000
2003        2,000
2004        1,000
2005        2,000
2006        1,000

The carrying amount of both the outstanding indebtedness and the Swap approximate their fair value because, in the opinion of management, the borrowing rates approximate market.

5.  SHAREHOLDERS'  EQUITY:

The Company is authorized to issue 21,200,000 shares of capital stock of which 221,756 shares have been designated as serial preferred stock and 20,000,000 shares have been designated as common stock. No serial preferred stock was outstanding at June 30, 2000. The Board of Directors has not designated 978,244 authorized shares.

The Company's China subsidiary is subject to certain government regulations, including currency exchange controls, which limit cash dividends and loans. At June 30, 2000, this subsidiary's restricted net assets approximated $1,968.

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

6.  PER  SHARE  INFORMATION:

Basic per share information is computed based on the weighted average common shares outstanding during each period, after deducting preferred dividend requirements if any from net income. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, warrants and convertible securities (less the shares that may be repurchased with the funds received from their exercise), after adding preferred dividend requirements if any back to net income available to common shareholders.

The following is a reconciliation of the numerators and denominators of basic and diluted EPS computations:

                            FOR THE THREE MONTHS ENDED JUN 30, 2000  For the Three months ended Jun 30, 1999
                            ---------------------------------------  ---------------------------------------
(Numbers in thousands             INCOME      SHARES     PER SHARE     Income      Shares     Per share
except per share amounts)       NUMERATOR   DENOMINATOR    AMOUNT    Numerator   Denominator    Amount
                                ----------  -----------  ----------  ----------  -----------  ----------
Basic per share information     $    1,196        3,994  $     0.30  $    1,008        3,699  $     0.27
                                ----------  -----------  ----------  ----------  -----------  ----------
Effect of dilutive securities          435          492
Diluted per share information   $    1,196        4,429  $     0.27  $    1,008        4,191  $     0.24
                                ----------  -----------  ----------  ----------  -----------  ----------

7.  SUPPLEMENTAL  DISCLOSURES  OF  CASHFLOW  INFORMATION:

For the three months ended June 30, 2000 and 1999 payments of interest expense approximated $334 and $;80 payments of income taxes approximated $135 and $528.

8.  CONTINGENCIES:

Products generally are marketed under warranties to end users of up to ten years. The Company provides for estimated product warranty obligations at the time of sale, based on its warranty claims experience. This estimate is susceptible to changes in the near term based on introductions of new products, product quality improvements and changes in end user behavior.

9.  SEGMENT  INFORMATION:

The Company's reportable segments are strategic business units that offer different products. They are managed separately because each business requires different technology and marketing strategies. The Company has two reportable segments: Sensors and Consumer Products. The Sensor segment designs, manufactures, markets and sells sensors for OEM (Original Equipment Manufacture) applications and includes the Company's microfused pressure transducer, IC Sensors, and Piezoelectric product lines. The Consumer Products segment designs, manufactures, markets, and sells sensor based consumer products. The basis of these segments is the same as prior periods.

The Company has no material intersegment sales. There has been no material change in total assets or the assets held by each statement from the amounts disclosed in the last annual report.

The  following  is  information  related  to  industry  segments:

                       Three months ended June 30:
                       ---------------------------
                             2000      1999
                           --------  --------
Net Sales
  Consumer Products        $ 8,771   $ 9,116
  Sensors                    7,531     2,905
                           --------  --------
     Total                 $16,302   $12,021
                           --------  --------
Segment Profitability
  Consumer Products          2,270     2,216
  Sensors                    1,040       612
  Unallocated expenses      (1,502)   (1,434)
  Interest expense             378       (90)
  Other (expenses) income     (165)       40
                           --------  --------
     Income before taxes     1,595     1,344
                           --------  --------

11.  SUBSEQUENT  EVENT:

On August 4, 2000 the Company acquired, for cash, certain assets and assumed certain liabilities of TRW Sensors & Components Division and Lucas Schaevitz Limited (together "Schaevitz") from TRW Inc. Schaevitz manufacturers in the United States and Europe, and sells worldwide a variety of tilt, displacement and pressure transducers and transmitters. Schaevitz had unaudited calendar 1999 sales of approximately $28 million. The acquisition will be accounted for as a purchase, and accordingly, the consolidated financial statements will include operations of Schaevitz from the date of acquisition. The aggregate cash paid or accrued was $19.6 million, (including payment to TRW of $17.7 million and closing costs of $1.9 million. The company has not yet completed its allocation of the purchase price to tangible and intangible assets but estimates that intangible assets will aggregate approximately $ 8 million which will be amortized over an average life of 15 years. Net assets acquired are approximately $12 million consisting of the fair value of assets acquired ($15 million) less liabilities assumed ($3 million).

In connection with the acquisition of Schaevitz, the Company refinanced its credit facility including its bank line of credit. The new agreement increased the maximum amount available under the revolving credit facility from $10 million to $15 million, of which $10 million will be available for general corporate purposes, and $ 5 million will be available for working capital only. The agreement expires August 4, 2002. Borrowings bear interest at a maximum of the lesser of the bank's prime rate plus 1.0% or the Eurodollar rate plus 2.75%. Should the company achieve certain financial ratios, the lowest rate becomes the lesser of the bank's prime rate plus 0.25% or a Eurodollar rate plus 2.25%. The agreement requires annual payment of a commitment fee equal to 0.375% of the unutilized available balance. Borrowings are limited to the sum of eligible Accounts Receivable and Inventory and are collateralized by a senior security interest in substantially all the Company's assets. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures.

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

RESULTS  OF  OPERATIONS  (IN  THOUSANDS)

Revenues for the three months ended June 30, 2000 increased by $4,281 or 36 percent to a record first quarter level of $16,302 compared with $12,021 for the first quarter of Fiscal 2000. The net income for the first quarter was $1,196 in Fiscal 2001 compared to $1,008 for Fiscal 2000. The current Fiscal 2001 quarter includes Park Zone product line which was acquired on January 5, 2000, and IC Sensors which was acquired on February 11, 2000.

For the first quarter ended June 30, 2000, sales of the Consumer Products segment decreased by $353 or 4 percent, to $8,783 for this year from $9,136 in the prior year. Sales of the Sensors segment for the quarter increased to $7,519 in first quarter of Fiscal 2001 from $2,885 in the prior fiscal year, primarily due to the acquisition of IC Sensors on February 14, 2000, and higher volume across all product lines.

Due to the higher sales volume, product mix, and ongoing cost reduction efforts, gross profit for the first quarter increased by $2,101 to $7,511 in Fiscal 2001 from $5,410 in Fiscal 2000, with the gross profit percentage increasing to 46 percent compared to 45 percent in the prior year. For the quarter, higher margins resulted from favorable product mix, the higher margins from PiezoSensors sales, and lower manufacturing costs which were partially offset by price reductions to expand market share and react to competitive pricing pressures and lower margins at IC Sensors as the restructuring program is implemented. The Company expects that it may continue to experience price pressures, because of the effect of the current strength of the United States dollar on foreign sales and the introduction of competing consumer products. The Company intends to maintain its competitiveness by continuing to expand its product lines, with technological advances, innovative designs and broader price ranges, while continuing efforts to reduce product costs.

Selling, general and administrative ("SG&A") expenses for the first quarter increased by $1,670 or 46 percent to $5,280 of sales in Fiscal 2001 compared to $3,610 in Fiscal 2000. The change results in part from the impact of the IC Sensors acquisition and variable expenses associated with the higher sales volume.

The Company continues to actively invest in Research and Development projects in support of new products and product line extensions. For the first quarter of Fiscal 2001, research and development expenses were $1,198 versus $759 in Fiscal 2000. The increase for the quarter was due to the impact of the PiezoSensors and IC Sensors acquisition. However, net Research & Development expenses for the first quarter of Fiscal 2001 were only slightly higher at $423 compared to $406 in the prior year's first quarter. The Company received significant funding of development costs from customers, amounting to $775 for the first quarter of Fiscal 2001 versus $353 in the prior year's first quarter. Development funding is anticipated to continue, but will likely vary from quarter to quarter.

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

For the three month period of FY 2001 and FY 2000, the Company recognized a tax provision of $399 and $336 respectively, at an estimated effective annual income tax rate of approximately 25 percent for Fiscal 2001. The estimated rate of tax is based on the proportion of pretax profits expected to be earned during fiscal year 2001 in each of the countries in which the Company operates. The foreign tax rates in effect during fiscal year 2001 are lower than the U.S. rates. Deferred income taxes are not provided on these subsidiaries' earnings, which are expected to be reinvested.

On August 4, 2000 the Company acquired, for cash, certain assets and assumed certain liabilities of TRW Sensors & Components Division and Lucas Schaevitz Limited (together "Schaevitz") from TRW Inc. Schaevitz manufacturers in the United States and Europe, and sells worldwide a variety of tilt, displacement and pressure transducers and transmitters. Schaevitz had unaudited calendar 1999 sales of approximately $28 million. The acquisition will be accounted for as a purchase, and accordingly, the consolidated financial statements will include operations of Schaevitz from the date of acquisition. The aggregate cash paid was $19.7 million (including payment to TRW of $17.8 million and closing costs of $1.9 million. The company has not yet completed its allocation of the purchase price to tangible and intangible assets but estimates that intangible assets will aggregate approximately $ 8 million which will be amortized over an average life of 15 years. Net assets acquired are approximately $12 million consisting of the fair value of assets acquired ($15 million) less liabilities assumed ($3 million).

In connection with the acquisition of Schaevitz, the Company refinanced its credit facility including its bank line of credit. The new agreement increased the maximum amount available under the revolving credit facility from $10 million to $15 million, of which $10 million will be available for general corporate purposes and $5 million will be available for working capital only. The agreement expires August 4, 2002. Borrowings bear interest at a maximum of the lesser of the bank's prime rate plus 1.0% or the Eurodollar rate plus 2.75%. Should the company achieve certain financial ratios , the lowest rate becomes the lesser of the bank's prime rate plus 0.25% or a Eurodollar rate plus 2.25%. The agreement requires annual payment of a commitment fee equal to 0.375% of the unutilized available balance. Borrowings are limited to the sum of eligible Accounts Receivable and Inventory and are collateralized by a senior security interest in substantially all the Company's assets. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries, and requires the bank's consent for the payment of dividends, acquisitions or divestitures.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company believes it continues to have adequate resources for its financing requirements. Net working capital was $9,169 at June 30, 2000, compared to $6,023 at March 31, 2000, reflecting the increase in Accounts Receivable due to higher revenues and inventory build-up in anticipation of seasonal consumer business in second quarter. At June 30, 2000, the Company's current ratio was
1.6 times. Cash decreased to $622 at June 30, 2000 compared to $1,882 at March 31, 2000. Operating activities used $2,646, primarily to finance increased
Inventory.  Investing  activities  used  $689  to  fund  capital  expenditures.

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

Fixed asset purchases for the first three months of Fiscal 2001 of $689, were mainly comprised of computer equipment and related software, production equipment, and tooling. The Company expects capital spending to expand as a result of growth of its product lines. At June 30, 2000, there were no significant commitments for capital expenditures.

The Company continues to finance its requirements with internally generated working capital and utilization of its revolving credit facility. The Company's principal supplier, assembles substantially all consumer products. While the Company furnishes the supplier with the proprietary subassemblies required in its products, the supplier purchases other required components from third parties, reducing the Company's need to finance certain raw materials through their conversion to finished inventories.

At June 30, 2000, the Company utilized $2,225 from the bank line of credit agreement. The agreement provided for a maximum amount available of $10.0 million until the agreement's expiration on September 30, 2001. Borrowings bore interest at a maximum of the lesser of the bank's prime rate plus 1.00% or a Eurodollar rate plus 2.75%. The agreement requires payment of a commitment fee equal to 0.25 percent of the unutilized available balance. Borrowings are limited to the sum of eligible Accounts Receivable and Inventory and are collateralized by a senior security interest in substantially all the Company's assets. Additionally, the Company was required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures.

In connection with the acquisition of IC Sensors, the Company entered into a $10.0 million term loan agreement with the Company's principal bank. As of June 30, 2000, $9,750 was outstanding under the term loan. The term loan bears interest at a Eurodollar rate plus 3.25%. The term loan requires quarterly repayments in the following remaining annual amounts:

                                 Fiscal    Principal
                                  Year     Repayments
                                 ------    ----------
                                  2001     $     750
                                  2002         1,333
                                  2003         1,667
                                  2004         2,000
                                  2005         2,000
                                  2006         2,000

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

As a hedge of its interest rate risk associated with the term loan, the Company has entered a Rate Swap Transaction (Swap) with the same bank through July 1, 2005. The swap had an initial notional amount of $9.0 million with a fixed rate of 10.2%. The notional amount of the Swap decreases as follows:

                                 Fiscal    Principal
                                  Year     Repayments
                                 ------    ----------
                                  2001     $    2,000
                                  2002          1,000
                                  2003          2,000
                                  2004          1,000
                                  2005          2,000
                                  2006          1,000

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

In connection with the acquisition of Schaevitz, the Company refinanced its credit facility including its bank line of credit. The new agreement increased the maximum amount available under the revolving credit facility from $10 million to $15 million. Of which $10 million will be available for general corporate purposes and $5 million will be available for working capital only. The agreement expires August 4, 2002.

In connection with the acquisition of Schaevitz the Company repaid the then outstanding balance of a previous term loan and entered into a $25 million term loan agreement. The term loan bears interest at Eurodollar rate plus 3.25%. The term loan requires quarterly repayments in the following remaining annual amounts:

Fiscal  Principal
Year    Repayments
------  ----------
2001    $      750
2002         1,333
2003         1,667
2004         2,000
2005         2,000
2006         2,000

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

At present, there are no material restrictions on the ability of the Company's Hong Kong subsidiary to transfer funds to the Company in the form of cash dividends, loans, advances or purchases of materials, products or services. Distribution and repatriation of dividends by the Company's China subsidiary are restricted by Chinese laws and regulations, including currency exchange controls. At June 30, 2000, this subsidiary's restricted net assets approximated $1,968.

PART  II.  OTHER  INFORMATION
ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          There were no reports filed on Form 8-K during the three months ended June 30, 2000.

The  following  exhibits  are  included  herein:
          (27)      Financial  Data  Schedule

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



                              MEASUREMENT  SPECIALTIES,  INC.
                              (Registrant)


                              /s/  Joseph  R.  Mallon  Jr.
                              -----------------------------

Date:  August  14,  2000      Joseph  R.  Mallon  Jr.
                              Chief  Executive  Officer,  and
                              Chairman  of  the  Board  of  Directors

                              /s/  Kirk  J.  Dischino
                              ------------------------
Date:  August  14,  2000      Kirk  J  Dischino
                              Chief  Financial  Officer