Form 10-Q
period 2000-09-30
MEASUREMENT SPECIALTIES INC
filed 2000-11-14
CIK 778734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  30,  2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER:  0-16085


                          MEASUREMENT SPECIALTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              NEW JERSEY                                        22-2378738
         -------------------                                 -----------------
    (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)


                80 LITTLE FALLS ROAD, FAIRFIELD, NEW JERSEY 07004
                -------------------------------------------------
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

                                 (973) 808-1819
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,248,040 shares of common stock, no par, at November 3, 2000.

PART I    FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . .3

  Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . . . . 3
          Consolidated Balance Sheets, September 30, 2000
            (Unaudited) and March 31, 2000 . . . . . . . . . . . . . . . . 3
          Consolidated Statements of Income (Unaudited), Six
            Months Ended September 30, 2000 and 1999 . . . . . . . . . . . 5
          Consolidated Statements of Shareholders' Equity, Six
            Months Ended September 30, 2000 (Unaudited) and Year
            Ended March 31, 2000 . . . . . . . . . . . . . . . . . . . . . 6
          Consolidated Statements of Cash Flows (Unaudited), Six
            Months Ended September 30, 2000 and 1999 . . . . . . . . . . . 7
          Notes to Consolidated Financial Statement . . . . . . . . . . . .8
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . . 14

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . 18

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .18
          Exhibit 27 Financial Data Schedule . . . . . . . . . . . . . . .19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20

PART  I     FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

                                     MEASUREMENT SPECIALTIES,  INC
                                 CONSOLIDATED CONDENSED BALANCE SHEETS

                                                 ASSETS
                                                 ------
(DOLLARS  IN  THOUSANDS)


                                                                       SEPT. 30, 2000   MARCH 31, 2000
                                                                      ----------------  ---------------
                                                                        (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                           $          1,496  $         1,882
  Accounts receivable, trade, net of allowance for doubtful accounts
     of $382 and $313                                                           19,706            8,181
  Inventories                                                                   19,179            9,136
  Prepaid expenses and other current assets                                      4,234            1,731
                                                                      ----------------  ---------------
    Total current assets                                                        44,615           20,930
                                                                      ----------------  ---------------

PROPERTY AND EQUIPMENT                                                          25,277           15,884
  Less accumulated depreciation and amortization                                11,668            6,516
                                                                      ----------------  ---------------
                                                                                13,609            9,368
                                                                      ----------------  ---------------
OTHER ASSETS:
 Goodwill and other intangible assets, net of accumulated
    amortization of $608 and $309                                               12,210            5,553
  Other assets                                                                   5,583            3,796
                                                                      ----------------  ---------------
                                                                                17,793            9,349
                                                                      ----------------  ---------------
                                                                      $         76,017  $        39,647
                                                                      ================  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                                 MEASUREMENT SPECIALTIES,  INC
                             CONSOLIDATED CONDENSED BALANCE SHEETS

                            LIABILITIES  AND  SHAREHOLDERS'  EQUITY
                            ---------------------------------------
(DOLLARS  IN  THOUSANDS)


                                                              SEPT. 30, 2000    MARCH 31, 2000
                                                             ----------------  ----------------
                                                               (UNAUDITED)
CURRENT LIABILITIES:
  Current portion of long term debt                          $         4,000   $         1,000
  Accounts payable                                                    13,634             6,827
  Accrued expenses and other current liabilities                       7,757             7,080
                                                             ----------------  ----------------
    Total current liabilities                                         25,391            14,907
                                                             ----------------  ----------------
OTHER LIABILITIES:
  Long term debt, net of current portion                              20,000             9,000
  Borrowings under bank line of credit agreement                      10,068
  Other liabilities, including deferred income taxes                   1,061               933
                                                             ----------------  ----------------
                                                                      31,129             9,933
                                                             ----------------  ----------------
    Total liabilities                                                 56,520            24,840
                                                             ----------------  ----------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Serial preferred stock;
    221,756 shares authorized; none outstanding                            -                 -
  Common stock, no par; 20,000,000 shares authorized;
   shares issued and outstanding 8,063,840 (Sept.2000) and
  7,979,840 (March 2000)                                               5,502             5,502
  Additional paid-in capital                                           2,723             2,042
  Retained earnings                                                   11,273             7,264
  Accumulated other comprehensive loss                                    (1)               (1)
                                                             ----------------  ----------------
           Total shareholders' equity                                 19,497            14,807
                                                             ----------------  ----------------
                                                             $        76,017   $        39,647
                                                             ================  ================

The accompanying notes are an integral part of these consolidated financial statements.

                             MEASUREMENT SPECIALTIES,  INC
                      CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                      (UNAUDITED)


(DOLLARS  IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)
                                               FOR THE THREE MONTHS  FOR THE SIX MONTHS
                                                  ENDED SEPT 30,      ENDED SEPT 30,
                                                --------------------------------------
                                                  2000      1999      2000      1999
                                                --------  --------  --------  --------
Net sales                                       $28,237   $15,445   $44,539   $27,466
Cost of goods sold                               16,238     8,748    25,029    15,359
                                                --------  --------  --------  --------
  Gross profit                                   11,999     6,697    19,510    12,107
                                                --------  --------  --------  --------
Other expenses (income):
  Selling, general and administrative             8,059     3,915    13,339     7,525
  Research and development                        1,035       854     2,233     1,613
  Customer funding of research and development   (1,023)     (477)   (1,798)     (830)
  Interest expense (net) and other income           265       111       478       161
                                                --------  --------  --------  --------
                                                  8,336     4,403    14,252     8,469
                                                --------  --------  --------  --------
Income before income taxes                        3,663     2,294     5,258     3,638
Income tax provision                                847       574     1,246       910
                                                --------  --------  --------  --------
Net income                                      $ 2,816   $ 1,720   $ 4,012   $ 2,728
                                                ========  ========  ========  ========

Earnings per common share
    Basic                                       $  0.35   $  0.23   $  0.50   $  0.37
                                                ========  ========  ========  ========
    Diluted                                     $  0.32   $  0.20   $  0.45   $  0.32
                                                ========  ========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                                      MEASUREMENT SPECIALTIES,  INC
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           FOR THE YEAR ENDED MARCH 31, 2000 AND THE SIX MONTHS ENDED SEPT 30, 2000 (UNAUDITED)

                                          (DOLLARS IN THOUSANDS)


                                                               ADDITIONAL
                                                       COMMON   PAID-IN    RETAINED    CURRENCY
                                                       STOCK    CAPITAL    EARNINGS  TRANSLATION   TOTAL
                                                       ------  ----------  --------  ------------  ------
Balance, April 1, 1999                                  5,502         308     1,730           (1)   7,539
326,133 common shares issued upon exercise of options       -       1,124         -            -    1,124
Tax benefit on exercise of options                          -         610         -            -      610
Net income for the year ended March 31, 2000                -           -     5,531            -    5,531
                                                       ------  ----------  --------  ------------  ------
Balance, March 31, 2000                                 5,502       2,042     7,261           (1)  14,804
82,000 common shares issued upon exercise of options        -         681         -            -      681
Net income for the six months ended Sept. 30, 2000          -           -     4,012            -    4,012
                                                       ------  ----------  --------  ------------  ------
BALANCE, SEPT 30, 2000                                  5,502       2,723    11,273           (1)  19,497
                                                       ======  ==========  ========  ============  ======

The accompanying notes are an integral part of these consolidated financial statements.

                           MEASUREMENT SPECIALTIES,  INC
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


(DOLLARS  IN  THOUSANDS)
                                                               FOR THE SIX MONTHS
                                                                  ENDED SEPT 30,
                                                               ===================
                                                                 2000       1999
                                                               =========  ========
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $  4,012   $ 2,728
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Depreciation and Amortization                               1,777       794
      Net changes in operating assets and liabilities:
        Accounts receivable, trade                               (7,680)   (4,251)
        Inventories                                              (5,793)     (649)
        Prepaid expenses and other current assets                (2,468)     (258)
        Other assets                                                463      (380)
        Accounts payable                                          3,678     3,107
        Accrued expenses and other liabilities                    1,142       212
                                                               ---------  --------
    Net cash provided by (used in) operating activities,
      net of acquisition                                         (4,869)    1,303
                                                               ---------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                            (2,407)   (1,197)
  Acquisition:
    Fair value of assets acquired                               (20,989)        -
    Liabilities assumed or incurred                               3,129         -
                                                               ---------  --------
      Acquistion                                                (17,860)        -
                                                               ---------  --------
    Net cash used in investing activities                       (20,267)   (1,197)
                                                               ---------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under bank line of credit agreement                 21,593         -
  Repayments under bank line of credit agreement                (11,525)        -
  Procceds of long term debt                                     25,000         -
  Repayments of long term debt                                  (11,000)     (200)
  Proceeds from exercise of options and warrants                    682       514
                                                               ---------  --------
    Net cash provided by financing activities                    24,750       314
                                                               ---------  --------

Net change in cash and cash equivalents                            (386)      420
Cash and cash equivalents, beginning of year                      1,882     2,711
                                                               ---------  --------

Cash and cash equivalents, end of period                       $  1,496   $ 3,131
                                                               =========  ========

The accompanying notes are an integral part of these consolidated financial statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

INTERIM  FINANCIAL  STATEMENTS:

Basis  of  presentation:
These interim financial statements were prepared pursuant to generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, while they conform with the measurement and classification provisions of accounting principles generally accepted in the United States of America, they do not include the footnote information required by accounting principles generally accepted in the United States of America for annual financial statements. Preparation of these financial statements requires management to make estimates and assumptions which affect the amounts reported. Actual results could differ from those estimates. Additionally, these financial statements are subject to adjustments that might result from the independent audit of the Company's financial statements for the year ending March 31, 2001. In the opinion of management, all adjustments and disclosures necessary to make these interim financial statements not misleading have been included. Reference is made to the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000. Operating results for the six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

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

Whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, management assesses the recoverability of the asset. It is possible that the actual cash flows that result will be insufficient to recover the carrying amount of certain of these intangibles. No impairment loss was required for Fiscal 2001 and 2000.

Revenue  recognition:
Revenue is recorded when the products are shipped and the Company provides for allowance for returns based upon historical and estimated return rates.

Research  and  development:
Research and development expenditures are expensed as incurred. Customer funding is recognized as earned.

Comprehensive  income:
On  April  1,  1998  the  Company  adopted,  Statement  of  Financial Accounting
Standards No. 130 (FAS 130), "Reporting Comprehensive Income." Comprehensive income consists of net earnings or loss for the current period and other comprehensive income (income, expenses, gains, and losses that currently bypass the income statement and are reported directly in a separate component of equity). The Company does not have any material items that bypass the income statement.

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


ACQUISITIONS:

On February 14, 2000, the Company acquired IC Sensors, Inc. (IC Sensors) from Perkin Elmer Inc. IC Sensors designs, manufactures and markets micromachined silicon pressure sensors, accelerometers and microstructures. The acquisition is being accounted for as a purchase, and accordingly, the consolidated financial statements include operations of IC Sensors from the date of acquisition. The aggregate cash paid was $12,368 (including payment to Perkin Elmer of $12,000 and closing costs of $368). The excess purchase price over assets acquired
(principally goodwill) of $3,538 is being amortized over 15 years. The transaction was financed with a term loan issued by a syndicate of lending institutions lead by the Company's principal bank. Net assets acquired were $8,830 consisting of the fair value of assets acquired of $10,091 less liabilities assumed of $1,260. The following unaudited pro forma consolidated results of operations for the period assuming the IC Sensors acquisition had occurred as of April 1, 1999, giving effect to purchase accounting adjustments.

The proforma data is for informational purposes only and may not necessarily reflect results of operations had IC Sensors been operated as part of the Company since April 1, 1999.

                               UNAUDITED
                           SIX MONTHS ENDED
                               SEPT. 30,
                           ----------------
                            2000     1999
                           -------  -------
Net Sales                  $44,539  $33,801
Net Income                   4,012      509
Earnings per common
  share
    BASIC                  $  0.50  $  0.07
    DILUTED                $  0.45  $  0.06

On August 4, 2000, the Company acquired Schaevitz Sensors division Hampton, Virginia, USA and Schaevitz Sensors division Slough, United Kingdom from TRW Components Inc. Schaevitz Sensors designs, manufacturers in the United States and Europe, and sells worldwide a variety of tilt, displacement and pressure transducers and transmitters. The acquisition is being accounted for as a purchase, and accordingly, the consolidated financial statements include operations of Schaevitz Sensor from the date of acquisition. The aggregate cash paid was $17,860 (including payment to TRW Components Inc. of $16,775 and closing costs of $1,085). The excess purchase price over assets acquired (principally goodwill) of $6,998 is being amortized over 15 years. The transaction was financed with a term loan issued by the Company's principal bank. Net assets acquired were $10,862 consisting of the fair value of assets acquired of $13,990 less liabilities assumed of $3,129.

The following unaudited pro forma consolidated results of operations for the period assuming the Schaevitz Sensors and IC Sensors acquisitions had occurred as of April 1, 1999, giving effect to purchase accounting adjustments. The proforma data is for informational purposes only and may not necessarily reflect results of operations had Schaevitz Sensors been operated as part of the Company since April 1, 1999.

                               UNAUDITED
                           SIX MONTHS ENDED
                               SEPT. 30,
                           ----------------
                            2000     1999
                           -------  -------
Net Sales                  $53,497  $38,389
Net Income                   3,290    2,038
Earnings per common share
    BASIC                  $  0.41  $  0.27
    DILUTED                $  0.37  $  0.24


3.  INVENTORIES:

Inventories  are  summarized  as  follows:

                 SEPT 30, 2000   March 31, 2000
                 --------------  ---------------
Raw Materials    $        6,287  $         2,895
Work-in-process           4,945            2,033
Finished goods            7,947            4,208
                 --------------  ---------------
                 $       19,179  $         9,136
                 --------------  ---------------


4.  LONG  TERM  DEBT:

At September 30, 2000, there was an outstanding balance of $10,068 under the Company's bank line of credit agreement. The agreement provides for a maximum amount available of $15.0 million until the agreement's expiration on August, 2002. Borrowings are limited to the sum of eligible Accounts Receivable and Inventory and are collateralized by a senior security interest in substantially all the Company's assets. The new agreement increased the maximum amount available under the revolving credit facility from $10 million to $15 million, of which $10 million will be available for general corporate purposes, and $ 5 million will be available for working capital only. Borrowings bear interest at a maximum of the lesser of the bank's prime rate plus 1.0% or the Eurodollar rate plus 2.75%. Should the company achieve certain financial ratios, the lowest rate becomes the lesser of the bank's prime rate plus 0.5% or a Eurodollar rate plus 2.25%. The agreement requires annual payment of a commitment fee equal to 0.375% of the unutilized available balance. Borrowings are limited to the sum of eligible Accounts Receivable and Inventory and are collateralized by a senior security interest in substantially all the Company's assets. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures.

In connection with the acquisition of Schaevitz Sensors, the Company entered into a $25,000 term loan agreement with the Company's principal bank. As of September 30, 2000, $24,000 was outstanding under the term loan. The term loan bears interest at a Eurodollar rate plus 3.25%. The term loan requires quarterly repayments in the following remaining annual amounts:

               Principal
Fiscal Year   Repayments
------------  -----------
2001          $     2,000
2002                4,000
2003                4,000
2004                4,000
2005                4,000
2006                4,000
2007                2,000
              -----------
                   24,000
              -----------

Additional principal payments are required from a portion of the net proceeds of any issuance of additional equity sales. The term loan is collateralized by a senior security interest in substantially all the Company's assets. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures.

As a hedge of its interest rate risk associated with the term loan, the Company has entered a Rate Swap Transaction (Swap) with the same bank through June 1, 2004. The swap has an initial notional amount of $9.8 million with an effective fixed rate of 10.2%. The notional amount of the Swap decreases as follows:

              Principal
Fiscal Year  Repayments
-----------  ----------
   2002        4,900
   2003        1,400
   2004        1,400
   2005        2,100

The carrying amount of both the outstanding indebtedness and the Swap approximate their fair value because, in the opinion of management, the borrowing rates approximate market.

5.  SHAREHOLDERS'  EQUITY:

The Company is authorized to issue 21,200,000 shares of capital stock of which 221,756 shares have been designated as serial preferred stock and 20,000,000 shares have been designated as common stock. No serial preferred stock was outstanding at September 30, 2000. The Board of Directors has not designated 978,244 authorized shares.

The Company's China subsidiary is subject to certain government regulations, including currency exchange controls, which limit cash dividends and loans. At September 30, 2000, this subsidiary's restricted net assets approximated $5,410.

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

On September 18, 2000 the Company declared a two-for-one split of its Common Stock. Shareholders of record as of the close of business on October 3, 2000 were issued a certificate representing one additional share for each share held on the record date, payable on October 20, 2000 (the issues date). Prior periods have been restated to reflect the split.

The following is a reconciliation of the numerators and denominators of basic and diluted EPS computations:

                            FOR THE THREE MONTHS ENDED SEP 30, 2000  For the Three months ended Sept 30, 1999
                                -----------------------------------  -----------------------------------
(Numbers in thousands             INCOME      SHARES     PER SHARE     Income      Shares     Per share
except per share amounts)       NUMERATOR   DENOMINATOR    AMOUNT    Numerator   Denominator    Amount
                                -----------------------------------  -----------------------------------
Basic per share information     $    2,816        8,034  $     0.35  $    1,720        7,536  $     0.23
Effect of dilutive securities          898        1,130
                                ----------  -----------  ----------  ----------  -----------  ----------
Diluted per share information   $    2,816        8,932  $     0.32  $    1,720        8,666  $     0.20
                                ----------  -----------  ----------  ----------  -----------  ----------

                              FOR THE SIX MONTHS ENDED SEP 30, 2000  For the Six months ended Sept 30, 1999
                              -------------------------------------  --------------------------------------
(Numbers in thousands             INCOME      SHARES     PER SHARE     Income      Shares     Per share
except per share amounts)       NUMERATOR   DENOMINATOR    AMOUNT    Numerator   Denominator    Amount
                                ----------  -----------  ----------  ----------  -----------  ----------
Basic per share information     $    4,012        8,010  $     0.50  $    2,728        7,468  $     0.37
Effect of dilutive securities          905        1,098
                                ----------  -----------  ----------  ----------  -----------  ----------
Diluted per share information   $    4,012        8,915  $     0.45  $    2,728        8,566  $     0.32
                                ----------  -----------  ----------  ----------  -----------  ----------


7.  SUPPLEMENTAL  DISCLOSURES  OF  CASHFLOW  INFORMATION:

For the six months ended September 30, 2000, payments of interest expense approximated $637 and payments of income tax approximated $153.

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

The  following  is  information  related  to  industry  segments:

                        SIX MONTHS ENDED SEPT 30:
                        -------------------------
                             2000      1999
                           --------  --------
Net Sales
  Consumer Products        $24,498   $21,538
  Sensors                   20,041     5,928
                           --------  --------
     Total                 $44,539   $27,446
                           --------  --------

Segment Profitability
  Consumer Products        $ 6,351   $ 5,709
  Sensors                    3,011     1,315
  Unallocated expenses      (3,626)   (3,225)
  Interest expense            (637)     (201)
  Other (expenses) income      159        40
                           --------  --------
     Income before taxes   $ 5,258   $ 3,638
                           ========  ========

                   AT SEPT 30   At March 31
                      2000          2000
                   -----------  ------------
Segment Assets
Consumer products  $    17,633  $     12,505
Sensors                 50,026        23,672
Unallocated              8,358         3,470
                   -----------  ------------
   Total           $    76,017  $     39,647
                   ===========  ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report, concerning the Company's expectations, intentions and strategies for the future, are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements may be identified by such words or phases as "will likely result," are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions. The forward-looking statements are subject to a number of risks and uncertainties. These statements are based on information available to the Company on the date of this report. The Company assumes no obligation to update them. Actual results could differ materially from these forward looking statements. Among the important factors that could cause actual results to differ materially include: conditions in the general economy and in the markets served by the Company; competitive factors, such as price pressures and the potential emergence of rival technologies; operations affecting availability of component materials at reasonable prices; timely development and market acceptance, and warranty performance of new products; success in identifying, financing and integrating acquisition candidates; changes in product mix, costs and yields, fluctuations in foreign currency exchange rates; uncertainties related to doing business in Hong Kong and China, and the risk factors listed from time to time in the Company's SEC reports. The Company has undertaken an active acquisition program. Forward looking statements may not include the impact of acquisitions, which could affect results in the near term.

RESULTS  OF  OPERATIONS  (IN  THOUSANDS)

Revenues for the three months ended September 30, 2000 increased by $12,792 or 83 percent to a record second quarter level of $28,237 compared with $15,445 for the second quarter of Fiscal 2000. The net income for the second quarter was $2,816 in Fiscal 2001 compared to $1,720 for Fiscal 2000. The current Fiscal 2001 quarter includes Park Zone product line which was acquired on January 5, 2000, IC Sensors which was acquired on February 11, 2000, and Schaevitz Sensors which was acquired on August 4, 2000.

For the second quarter ended September 30, 2000, sales of the Consumer Products segment increased by $3,305 or 27 percent, to $15,5861 in Fiscal 2001 from $12,422 in the prior year. Sales of the Sensors segment for the quarter increased to $12,377 in second quarter of Fiscal 2001 from $3,023 in the prior fiscal year, primarily due to the acquisition of IC Sensors in February, 2000 and Schaevitz Sensors in August, 2000, and higher sales in our Piezo and Microfused product lines.

Due to the higher sales volume, product mix, and ongoing cost reduction efforts, gross profit for the second quarter increased by $5,302 to $11,999 in Fiscal 2001 from $6,697 in Fiscal 2000, with the gross profit percentage marginally declining to 42 percent compared to 43 percent in the prior year. For the quarter, higher margins resulted from favorable product mix in Consumer Products, the higher margins from PiezoSensors sales, which were partially offset by lower margins at IC Sensors as the restructuring program is implemented. The Company expects that it may experience price pressures, because of the effect of the current strength of the United States dollar on foreign sales and the introduction of competing consumer products. The Company intends to maintain its competitiveness by continuing to expand its product lines, with technological advances, innovative designs and broader price ranges, while continuing efforts to reduce product costs.

Selling, general and administrative ("SG&A") expenses for the second quarter increased by $4,144 or 105 percent to $8,059 in Fiscal 2001 compared to $3,915 in Fiscal 2000. The change results in part from the impact of the IC Sensors and Schaevitz acquisitions and variable expenses associated with the higher sales volume.

The Company continues to actively invest in research and development projects in support of new products and product line extensions. For the second quarter of Fiscal 2001, research and development expenses were $1,035 versus $854 in Fiscal 2000. The increase for the quarter was due to the impact of the IC Sensors and Schaevitz Sensors acquisitions. However, net research & development expenses for the second quarter of Fiscal 2001 were significantly lower at $12 compared to $377 in the prior year's second quarter. The Company received significant funding of development costs from customers amounting to $1,023 for the second quarter of Fiscal 2001 versus $477 in the prior year's second quarter. Development funding is anticipated to continue, but will likely vary from quarter to quarter.

To support revenue growth and to continue to expand product lines, research and development expenses will continue to be significant. The Company intends to continue to invest in sensor product development, and launch new consumer products and line extensions. Utilizing its engineering talent in the Shenzhen, PRC facility, to perform detail design efforts, the Company is able to invest in a greater number of cost effective projects.

For the six month period of Fiscal 2001 and Fiscal 2000, the Company recognized a tax provision of $1,246 and $910 respectively, at an estimated effective annual income tax rate of approximately 25 percent for Fiscal 2001. The estimated rate of tax is based on the proportion of pretax profits expected to be earned during fiscal year 2001 in each of the countries in which the Company operates. The foreign tax rates in effect during fiscal year 2001 are lower than the U.S. rates. Deferred income taxes are not provided on these subsidiaries' earnings, which are expected to be reinvested.

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

On August 4, 2000, the Company acquired for cash, certain assets and assumed certain liabilities of TRW Sensors & Components Division and Lucas Schaevitz Limited (together "Schaevitz") from TRW Inc. Schaevitz manufacturers in the United States and Europe, and sells worldwide a variety of tilt, displacement and pressure transducers and transmitters. The acquisition is being accounted for as a purchase, and accordingly, the consolidated financial statements include operations of Schaevitz Sensors from the date of acquisition. The aggregate cash paid was $17,860 (including payment to TRW Components Inc. of $16,775 and closing costs of $1,085). The excess purchase price over assets acquired (principally goodwill) of $6,998 is being amortized over 15 years. The transaction was financed with a term loan issued by the Company's principal bank. Net assets acquired were $10,862 consisting of the fair value of assets acquired of $13,990 less liabilities assumed of $3,129.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company believes it continues to have adequate resources for its financing requirements. Net working capital was $19,224 at September 30, 2000, compared to $6,023 at March 31, 2000, reflecting the increase in Accounts Receivable due to higher revenues and inventory build-up in anticipation of seasonal consumer business in third quarter. At September 30, 2000, the Company's current ratio was 1.76 times. Cash decreased to $1,496 at September 30, 2000 compared to $1,882 at March 31, 2000. Operating activities used $4,869, primarily to finance increased Accounts Receivable and Inventory. Investing activities used $20,267 to fund capital expenditures and Schaevitz Sensors acquisition.

Fixed asset purchases for the first six months of Fiscal 2001 of $2,407, were mainly comprised of computer equipment and related software, production equipment, and tooling. The Company expects capital spending to expand as a result of growth of its product lines. At September 30, 2000, there were no significant commitments for capital expenditures.

The Company continues to finance its requirements with internally generated working capital and utilization of its revolving credit facility. The Company's principal supplier assembles substantially all consumer products. While the Company furnishes the supplier with the proprietary subassemblies required in its products, the supplier purchases other required components from third parties, reducing the Company's need to finance certain raw materials through their conversion to finished inventories.

At September 30, 2000, there was an outstanding balance of $10,068 under the Company's bank line of credit agreement. The agreement provides for a maximum amount available of $15.0 million until the agreement's expiration on August 4, 2002. Borrowings are limited to the sum of eligible Accounts Receivable and Inventory and are collateralized by a senior security interest in substantially all the Company's assets. Under the new agreement $10 million will be available for general corporate purposes, and $ 5 million will be available for working capital only. The agreement expires August 4, 2002. Borrowings bear interest at a maximum of the lesser of the bank's prime rate plus 1.0% or the Eurodollar rate plus 2.75%. Should the company achieve certain financial ratios, the lowest rate becomes the lesser of the bank's prime rate plus 0.5% or a Eurodollar rate plus 2.25%. The agreement requires annual payment of a commitment fee equal to 0.375% of the unutilized available balance. Borrowings are limited to the sum of eligible Accounts Receivable and Inventory and are collateralized by a senior security interest in substantially all the Company's assets. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures.

In connection with the acquisition of Schaevitz the Company repaid the then outstanding balance of a previous term loan and entered into a $25 million term loan agreement with $24 million outstanding as of September 30, 2000. The term loan bears interest at Eurodollar rate plus 3.25%. The term loan requires quarterly repayments in the following remaining annual amounts:

Fiscal Year  Principal Repayments
             ---------------------
    2001     $               2,000
    2002                     4,000
    2003                     4,000
    2004                     4,000
    2005                     4,000
    2006                     4,000
    2007                     2,000
             ---------------------
    Total    $              24,000
             ---------------------

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

At present, there are no material restrictions on the ability of the Company's Hong Kong subsidiary to transfer funds to the Company in the form of cash dividends, loans, advances or purchases of materials, products or services. Distribution and repatriation of dividends by the Company's China subsidiary are restricted by Chinese laws and regulations, including currency exchange controls. At September 30, 2000, this subsidiary's restricted net assets approximated $5,410.

PART  II.  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

            The company filed the following reports on Form 8-K during the three months ended September 30, 2000:

  -  September  28  and  21,  2000  -  Change  in  Auditors
  -  September  19,  2000  -  Two  for  one  split  of  Common  Stock
  -  September  22,  2000  -  Acquisition  of  Schaevitz  Sensors.

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



                                            MEASUREMENT  SPECIALTIES,  INC.
                                            (Registrant)



                                            /s/  Joseph  R.  Mallon  Jr.
                                            -----------------------------
Date:  November 14, 2000                    Joseph  R.  Mallon  Jr.
                                            Chief Executive Officer, and
                                            Chairman of the Board of Directors

                                            /s/  Kirk  J.  Dischino
                                            -----------------------------
Date:  November 14, 2000                    Kirk  J  Dischino
                                            Chief  Financial  Officer