Form 10-Q
period 2000-12-31
MEASUREMENT SPECIALTIES INC
filed 2001-02-14
CIK 778734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER:  1-11906


                          MEASUREMENT SPECIALTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       NEW  JERSEY                                               22-2378738
--------------------------------                             ------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S.  EMPLOYER
INCORPORATION  OR  ORGANIZATION)                             IDENTIFICATION NO.)


                80 LITTLE FALLS ROAD, FAIRFIELD, NEW JERSEY 07004
                -------------------------------------------------
               (ADDRESS OFPRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (973) 808-1819
                -------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,260,740 shares of common stock, no par, at February 1, 2001.

PART  I  .  FINANCIAL  INFORMATION. . . . . . . . . . . . . . . . . . . . .    3

  ITEM 1. FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . .      3
     Consolidated Balance Sheets, December 31, 2000 (Unaudited)
          and March 31, 2000. . . . . . . . . . . . . . . . . . . . . . .      3
     Consolidated Statements of Income (Unaudited), Nine Months
          Ended December 31, 2000 and 1999. . . . . . . . . . . . . . . .      5
     Consolidated Statements of Shareholders' Equity, Nine Months
          Ended December 31, 2000 (Unaudited) and Year Ended
          March 31, 2000. . . . . . . . . . . . . . . . . . . . . . . . .      6
     Consolidated Statements of Cash Flows (Unaudited), Nine Months
          Ended December 31, 2000 and 1999. . . . . . . . . . . . . . . .      7
     Notes to Consolidated Financial Statement. . . . . . . . . . . . . .      8
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . .      14
PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .      18
  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K. . . . . . . . . . . . . . .       18
Exhibit  27  Financial  Data  Schedule. . . . . . . . . . . . . . . . .       19
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20

                                MEASUREMENT SPECIALTIES, INC
                            CONSOLIDATED CONDENSED BALANCE SHEETS

                                           ASSETS
                                           ------
(AMOUNTS  IN  THOUSANDS)

                                                              DEC. 31, 2000    MAR. 31, 2000
                                                             ===============  ===============
                                                               (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                  $         1,203  $         1,882
  Accounts receivable, trade, net of allowance for doubtful
    accounts of $344 and $313                                         18,766            8,181
  Inventories                                                         23,835            9,136
  Prepaid expenses and other current assets                            3,441            1,731
                                                             ---------------  ---------------
Total current assets                                                  47,245           20,930
                                                             ---------------  ---------------

PROPERTY AND EQUIPMENT                                                23,921           15,884
  Less accumulated depreciation and amortization                       8,611            6,516
                                                             ---------------  ---------------
                                                                      15,310            9,368
                                                             ---------------  ---------------
OTHER ASSETS:
  Goodwill and other intangible assets, net of accumulated
    amortization of $874 and $309                                     12,056            5,553
  Other assets                                                         6,288            3,796
                                                             ---------------  ---------------
                                                                      18,344            9,349
                                                             ---------------  ---------------
                                                             $        80,899  $        39,647
                                                             ===============  ===============

The  accompanying  notes  are  an integral part of these consolidated  financial statements.

                                 MEASUREMENT SPECIALTIES, INC
                            CONSOLIDATED CONDENSED BALANCE SHEETS

                           LIABILITIES  AND  SHAREHOLDERS'  EQUITY
                           ---------------------------------------


(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                              DEC. 31, 2000    MAR. 31, 2000
                                                             ===============  ===============
                                                               (UNAUDITED)
CURRENT LIABILITIES:
  Current portion of long term debt                          $        4,000   $        1,000
  Accounts payable                                                   14,827            6,827
  Accrued expenses and other current liabilities                      8,837            7,080
                                                             ---------------  ---------------
    Total current liabilities                                        27,664           14,907
                                                             ---------------  ---------------
OTHER LIABILITIES:
  Long term debt, net of current portion                             19,000            9,000
  Borrowings under bank line of credit agreement                     10,605                -
  Other liabilities, including deferred income taxes                    954              933
                                                             ---------------  ---------------
                                                                     30,559            9,933
                                                             ---------------  ---------------
    Total liabilities                                                58,223           24,840
                                                             ---------------  ---------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Serial preferred stock;
    221,756 shares authorized; none outstanding                           -                -
  Common stock, no par; 20,000,000 shares authorized;
   shares issued and outstanding 8,260,740 (Dec. 2000) and
  7,979,840 (March 2000)                                              5,502            5,502
  Additional paid-in capital                                          2,754            2,042
  Retained earnings                                                  14,421            7,264
  Accumulated other comprehensive loss                                   (1)              (1)
                                                             ---------------  ---------------
           Total shareholders' equity                                22,676           14,807
                                                             ---------------  ---------------
                                                             $       80,899   $       39,647
                                                             ===============  ===============

The  accompanying  notes  are  an  integral  part of these consolidated financial statements.

                                         MEASUREMENT SPECIALTIES, INC
                                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                  (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                              FOR THE THREE MONTHS ENDED DEC 31,  FOR THE NINE MONTHS ENDED DEC 31,
                                              ==================================  ==================================
                                                    2000              1999              2000             1999
                                              ================  ================  ================  ================
Net sales                                     $        34,330   $        15,960   $        78,869   $        43,426
Cost of goods sold                                     20,394             8,807            45,423            24,166
                                              ----------------  ----------------  ----------------  ----------------
  Gross profit                                         13,936             7,153            33,446            19,260
                                              ----------------  ----------------  ----------------  ----------------
Other expenses (income):
Selling, general and administrative                     8,141             4,076            21,480            11,601
  Research and development                              1,286               924             3,519             2,537
Customer funding of research and development             (608)             (393)           (2,406)           (1,223)
Interest expense (net) and other income                   975                56             1,453               217
                                              ----------------  ----------------  ----------------  ----------------
                                                        9,794             4,663            24,046            13,132
                                              ----------------  ----------------  ----------------  ----------------
Income before income taxes                              4,142             2,490             9,400             6,128
Income tax provision                                      994               622             2,240             1,532
                                              ----------------  ----------------  ----------------  ----------------
Net income                                    $         3,148   $         1,868   $         7,160   $         4,596
                                              ================  ================  ================  ================

Earnings per common share
    Basic                                     $          0.38   $          0.24   $          0.88   $          0.61
                                              ================  ================  ================  ================
    Diluted                                   $          0.35   $          0.21   $          0.80   $          0.53
                                              ================  ================  ================  ================

The  accompanying  notes  are  an  integral  part of these consolidated financial statements.

                                             MEASUREMENT SPECIALTIES, INC
                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR ENDED MARCH 31, 2000 AND THE NINE MONTHS ENDED DECEMBER 31, 2000
                                                      (UNAUDITED)

            (AMOUNTS IN THOUSANDS)
                                                                   ADDITIONAL
                                                         COMMON     PAID-IN     RETAINED    CURRENCY
                                                         STOCK      CAPITAL     EARNINGS   TRANSLATION     TOTAL
                                                       ------------------------------------------------------------
Balance, April 1, 1999                                      5,502         308       1,730           (1)       7,539
652,666 common shares issued upon exercise of options           -       1,734           -            -        1,734
Net income for the year ended March 31, 2000                    -           -       5,531            -        5,531
                                                       ------------------------------------------------------------
Balance, March 31, 2000                                     5,502       2,042       7,261           (1)      14,804
280,900 common shares issued upon exercise of options           -         712           -            -          712
Net income for the nine months ended Dec.  31, 2000             -           -       7,160            -        7,160
                                                       ------------------------------------------------------------
BALANCE, DEC.  31, 2000                                     5,502       2,754      14,421           (1)      22,676
                                                       ------------------------------------------------------------

The  accompanying  notes  are  an  integral part of these consolidated financial statements.

                          MEASUREMENT SPECIALTIES, INC
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                            2000       1999
                                                                          -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $  7,160   $ 4,596
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Depreciation and Amortization                                           2,704     1,097
     Net changes in operating assets and liabilities net of acquisition:
      Accounts receivable, trade                                            (6,740)   (2,774)
      Inventories                                                          (10,448)   (1,833)
      Prepaid expenses and other current assets                             (1,676)     (591)
      Other assets                                                            (356)       53
      Accounts payable                                                       4,871     2,622
      Accrued expenses and other liabilities                                 1,775       985
                                                                          ---------  --------
  Net cash (used in) provided by operating activities                       (2,710)    4,155
                                                                          ---------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                        (4,426)   (2,342)
 Purchase price of acquisition                                             (17,860)        -
                                                                          ---------  --------
 Net cash used in investing activities                                     (22,286)   (2,342)
                                                                          ---------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under bank line of credit agreement                             19,268         -
 Repayments under bank line of credit agreement                             (8,663)        -
 Procceds of long term debt                                                 25,000         -
 Repayments of long term debt                                              (12,000)     (375)
 Proceeds from exercise of options and warrants                                712       776
                                                                          ---------  --------
 Net cash provided by financing activities                                  24,317       401
                                                                          ---------  --------

Net change in cash and cash equivalents                                       (679)    2,214
Cash and cash equivalents, beginning of year                                 1,882     2,711
                                                                          ---------  --------
Cash and cash equivalents, end of period                                  $  1,203   $ 4,925
                                                                          =========  ========

The  accompanying  notes  are  an  integral part of these consolidated financial statements

      Notes  to  Consolidated  Financial  Statements

INTERIM  FINANCIAL  STATEMENTS:

Basis  of  presentation:
These interim financial statements were prepared pursuant to accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, while they conform with the measurement and classification provisions of accounting principles generally accepted in the United States, they do not include the footnote information required by accounting principles generally accepted in the United States for annual financial statements. Preparation of these financial statements requires management to make estimates and assumptions which affect the amounts reported. Actual results could differ from those estimates. Additionally, these financial statements are subject to adjustments that might result from the independent audit of the Company's financial statements for the year ending March 31, 2001. In the opinion of management, all adjustments and disclosures necessary to make these interim financial statements not misleading have been included. Reference is made to the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000. Operating results for the nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

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

Intangible  assets:
Goodwill representing the excess of the cost over the net tangible and identifiable intangible assets of the acquired business is amortized on a straight-line basis over 7 to 15 years. Other intangible assets are amortized over a period of 3 to 5 years.
Whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, management assesses the recoverability of the asset. It is possible that the actual cash flows that result will be insufficient to recover the carrying amount of certain of these intangibles. No impairment loss was required as of December 31, 2000.

Revenue  recognition:
Revenue is recorded when products are shipped, at which time title generally passes to the customer. Certain consumer products may be sold with a provision allowing the customer to return a portion of products not sold to third party customers. Upon shipment, the Company provides for allowances for returns and warranties based upon historical and estimated return rates.

The Company utilizes manufacturing representatives as sales agents for certain of the Company's products. Such representatives do not receive orders directly from customers, generally take title to or physical possession of products, or invoice customers. Accordingly, revenue is recognized upon shipment.

Certain consumer products are sold under "private label" arrangements with various distributors. Such products are manufactured to the distributor's specifications. The Company is not responsible for ultimate sale to third party customers and records revenue upon shipment.

Research  and  development:
Research and development expenditures are expensed as incurred. Customer funding is recognized as earned.

Comprehensive  income:
Comprehensive income is reported in accordance with Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." Comprehensive income consists of net earnings or loss for the current period and other comprehensive income (income, expenses, gains, and losses that bypass the income statement and were reported directly in a separate component of equity). The Company does not have any material items that represent comprehensive income.

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

ACQUISITIONS:

On February 14, 2000, the Company acquired IC Sensors, Inc. (IC Sensors) from Perkin Elmer Inc. IC Sensors designs, manufactures and markets micromachined silicon pressure sensors, accelerometers and microstructures. The acquisition is being accounted for as a purchase, and accordingly, the consolidated fiscal 2000 financial statements include the operations of IC Sensors from the date of acquisition. The aggregate cash paid was $12,368 (including payment to Perkin Elmer of $12,000 and closing costs of $368). The excess purchase price over assets acquired (principally goodwill) of $3,538 is being amortized over 15 years. The transaction was financed with a term loan issued by the Company's principal bank. Net assets acquired were $8,830 consisting of the fair value of assets acquired of $10,090 less liabilities assumed of $1,260. The following unaudited pro forma consolidated results of operations for the period assumes the IC Sensors acquisition had occurred as of April 1, 1999, giving effect to purchase accounting adjustments.

The proforma data is for informational purposes only and may not necessarily reflect results of operations had IC Sensors been operated as part of the Company since April 1, 1999.

                                    UNAUDITED
                                   NINE MONTHS
                                  ENDED DEC. 31,
                                 ----------------
                                  2000     1999
                                 -------  -------
      Net Sales                  $78,869  $52,945
      Net Income                   7,160      949
      Earnings per common share
        BASIC                    $  0.88  $  0.13
        DILUTED                  $  0.80  $  0.11

On August 4, 2000, the Company acquired Schaevitz Sensors(TM) division Hampton, Virginia, USA and Schaevitz(TM) Sensors division Slough, United Kingdom from TRW Components Inc. Schaevitz(TM) Sensors designs and manufacturers in the United States and Europe, and sells worldwide a variety of tilt, displacement and pressure transducers and transmitters. The acquisition is being accounted for as a purchase, and accordingly, the consolidated financial statements include operations of Schaevitz(TM) Sensors from the date of acquisition. The aggregate cash paid was $17,860 (including payment to TRW Components Inc. of $16,775 and closing costs of $1,085). The excess purchase price over assets acquired (principally goodwill) of $6,998 is being amortized over 15 years. The transaction was financed with a term loan issued by a syndicate of lending institutions lead by the Company's principal bank. Net assets acquired were $10,861 consisting of the fair value of assets acquired of $13,990 less liabilities assumed of $3,129.

The following unaudited pro forma consolidated results of operations for the period assumes the Schaevitz(TM) Sensors and IC Sensors acquisitions had occurred as of April 1, 1999, giving effect to purchase accounting adjustments. The proforma data is for informational purposes only and may not necessarily reflect results of operations had Schaevitz(TM) Sensors and IC Sensors been operated as part of the Company since April 1, 1999.

                                    UNAUDITED
                                   NINE MONTHS
                                  ENDED DEC. 31,
                                 ----------------
                                  2000     1999
                                 -------  -------
      Net Sales                  $87,827  $69,819
      Net Income                   6,438      254
      Earnings per common share
       BASIC                     $  0.79  $  0.03
       DILUTED                   $  0.72  $  0.03

3.  INVENTORIES:

Inventories  are  summarized  as  follows:


                       DEC 31, 2000   March 31, 2000
                       -------------  --------------
      Raw Materials    $       8,066  $        2,895
      Work-in-process          4,750           2,033
      Finished goods          11,019           4,208
                       -------------  --------------
                       $      23,835  $        9,136
                       -------------  --------------

4.  LONG  TERM  DEBT:

At December 31, 2000, there was an outstanding balance of $10,605 under the Company's bank line of credit agreement. The agreement provides for a maximum amount available of $15 million of which $10 million is available for general corporate purposes and $ 5 million is available for working capital only. Borrowings are limited to the sum of eligible Accounts Receivable and Inventories and are collateralized by a senior security interest in substantially all of the Company's assets. Borrowings bear interest at a maximum of the lesser of the bank's prime rate plus 1.0% or the Eurodollar rate plus 2.75%. Should the company achieve certain financial ratios, the lowest rate becomes the lesser of the bank's prime rate plus 0.5% or a Eurodollar rate plus 2.25%. The agreement requires annual payment of a commitment fee equal to 0.375% of the unutilized available balance. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures.

In connection with the acquisition of Schaevitz(TM) Sensors, the Company entered into a $25,000 term loan agreement with the Company's principal bank. As of December 31, 2000, $23,000 was outstanding under the term loan. The term loan bears interest at a Eurodollar rate plus 3.25%. The term loan requires quarterly repayments in the following remaining annual amounts:

             Fiscal Year     Principal Repayments
             -----------     --------------------
                2001              $4,000
                2002               4,000
                2003               4,000
                2004               4,000
                2005               4,000
                2006               3,000
                                   -----
          Total                  $23,000
                                 -------

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

As a hedge of its interest rate risk associated with the term loan, the Company has entered a Rate Swap Transaction (Swap) with the same bank through June 1, 2004. The swap has an initial notional amount of $9.8 million with an effective fixed rate of 10.2%. The notional amount of the Swap decreases as follows:

             Fiscal Year     Principal Repayments
             -----------     --------------------
                2002               4,900
                2003               1,400
                2004               1,400
                2005               2,100

 The carrying amount of both the outstanding indebtedness and the Swap approximate their fair value because, in the opinion of management, the borrowing rates approximate market.

5.  SHAREHOLDERS'  EQUITY:

The Company is authorized to issue 21,200,000 shares of capital stock of which 221,756 shares have been designated as serial preferred stock and 20,000,000 shares have been designated as common stock. No serial preferred stock was outstanding at December 31, 2000. The Board of Directors has not designated 978,244 authorized shares.

The Company's China subsidiary is subject to certain government regulations, including currency exchange controls, which limit cash dividends and loans. At December 31, 2000, this subsidiary's restricted net assets approximated $7,733.

6.  PER  SHARE  INFORMATION:

Basic per share information is computed based on the weighted average common shares outstanding during each period, after deducting preferred dividend requirements, if any, from net income. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, warrants and convertible securities (less the shares that may be repurchased with the funds received from their exercise), after adding preferred dividend requirements if any back to net income available to common shareholders.

On September 18, 2000 the Company declared a two-for-one split of its Common Stock. Shareholders of record as of the close of business on October 3, 2000 were issued a certificate representing one additional share for each share held on the record date, payable on October 20, 2000 (the issue date). Prior periods have been restated to reflect the split.

The following is a reconciliation of the numerators and denominators of basic and diluted EPS computations:

                           FOR THE THREE MONTHS ENDED DEC 31, 2000  For the Three months ended Dec 31, 1999
                           ---------------------------------------  ---------------------------------------
(Numbers in thousands             INCOME      SHARES     PER SHARE     Income      Shares     Per share
except per share amounts)       NUMERATOR   DENOMINATOR    AMOUNT    Numerator   Denominator    Amount
                           ---------------------------------------  ---------------------------------------
Basic per share information     $    3,148        8,256  $     0.38  $     1868        7,656  $     0.24
Effect of dilutive securities            -          761           -           -        1,062           -
                           ---------------------------------------  ---------------------------------------
Diluted per share information   $    3,148        9,017  $     0.35  $    1,868        8,718  $     0.21
                           ---------------------------------------  ---------------------------------------

                            FOR THE NINE MONTHS ENDED DEC 31, 2000  For the Nine months  ended Dec 31, 1999
                           ---------------------------------------  ---------------------------------------
(Numbers in thousands             INCOME      SHARES     PER SHARE     Income      Shares     Per share
except per share amounts)       NUMERATOR   DENOMINATOR    AMOUNT    Numerator   Denominator    Amount
                           ---------------------------------------  ---------------------------------------
Basic per share information     $    7,160        8,179  $     0.88  $    4,596        7,532  $     0.61
Effect of dilutive securities            -          823           -           -        1,098           -
                           ---------------------------------------  ---------------------------------------
Diluted per share information   $    7,160        9,002  $     0.80  $    4,596        8,630  $     0.53
                           ---------------------------------------  ---------------------------------------

7.  SUPPLEMENTAL  DISCLOSURES  OF  CASHFLOW  INFORMATION:

Payments of interest expense approximated $1,566 and $231 for the nine months ended December 31, 2000 and 1999. Payments of income tax approximated $153 and $678 for the nine months ended December 31, 2000 and 1999.

8.  CONTINGENCIES:

Products generally are marketed under warranties to end users of up to ten years. The Company provides for estimated product warranty obligations at the time of sale, based on its warranty claims experience. This estimate is susceptible to changes in the near term based on introductions of new products, product quality improvements and changes in end user behavior.

9.  SEGMENT  INFORMATION:

The Company's reportable segments are strategic business units that offer different products. They are managed separately because each business requires different technology and marketing strategies. The Company has two reportable segments: Sensors and Consumer Products. The Sensor segment designs, manufactures, markets and sells sensors for OEM (Original Equipment
Manufacturer) applications and includes the Company's microfused pressure transducer, IC Sensors, Schaevitz(TM) Sensors and Piezoelectric product lines. The Consumer Products segment designs, manufactures, markets, and sells sensor based consumer products. The basis of these segments is the same as prior periods.

The  Company  has  no  material  intersegment  sales.

The  following  is  information  related  to  industry  segments:

                             Nine months ended Dec 30:
                          --------------------------------
                               2000             1999
                          ---------------  ---------------
Net Sales
 Consumer Products        $       44,493   $      33,146
 Sensors                          34,376          10,280
                          ---------------  ---------------
  Total                   $       78,869   $      43,426
                          ---------------  ---------------

Segment Profitability
 Consumer Products        $        9,983   $       8,648
 Sensors                           5,745           2,615
 Unallocated expenses             (4,467)         (4,918)
 Interest expense                 (1,657)           (309)
 Other (expenses) income            (204)             92
                          ---------------  ---------------
  Income before taxes     $        9,400   $       6,128
                          ===============  ===============

                             AT SEPT 30      At March 31
                                2000            2000
                          ---------------  ---------------
Segment Assets
Consumer products         $       22,407   $      12,505
Sensors                           54,807          23,672
Unallocated                        3,685           3,470
                          ---------------  ---------------
 Total                    $       80,899   $      39,647
                          ===============  ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report, concerning the Company's expectations, intentions and strategies for the future, are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements may be identified by such words or phases as "will likely result," " are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions. The forward-looking statements are subject to a number of risks and uncertainties. These statements are based on information available to the Company on the date of this report. The Company assumes no obligation to update them. Actual results could differ materially from these forward looking statements. Among the important factors that could cause actual results to differ materially include: conditions in the general economy and in the markets served by the Company; competitive factors, such as price pressures and the potential emergence of rival technologies; operations affecting availability of component materials at reasonable prices; timely development and market acceptance, and warranty performance of new products; success in identifying, financing and integrating acquisition candidates; changes in product mix, costs and yields, fluctuations in foreign currency exchange rates; uncertainties related to doing business in Hong Kong and China, and the risk factors listed from time to time in the Company's SEC reports. The Company has undertaken an active acquisition program. Forward looking statements may not include the impact of acquisitions, which could affect results in the near term.

RESULTS  OF  OPERATIONS  (IN  THOUSANDS)

Revenues for the three months ended December 31, 2000 increased by $18,370 or 115 percent to a record third quarter level of $34,330 compared with $15,960 for the third quarter of Fiscal 2000. The net income for the third quarter was $3,148 in Fiscal 2001 compared to $1,886 for Fiscal 2000. The current Fiscal 2001 quarter includes the Park Zone product line which was acquired on January 5, 2000, IC Sensors which was acquired on February 14, 2000, and Schaevitz(TM) Sensors which was acquired on August 4, 2000.

For the third quarter ended December 31, 2000, sales of the Consumer Products segment increased by $8,265 or 71 percent, to $19,873 in Fiscal 2001 from $11,608 in the prior year. Sales of the Sensors segment for the quarter increased to $14,457 in third quarter of Fiscal 2001 from $4,352 in the prior fiscal year, primarily due to the acquisition of IC Sensors in February, 2000 and Schaevitz(TM) Sensors in August, 2000, and higher sales in our Piezo and Microfused product lines.

Due to the higher sales volume, product mix, and ongoing cost reduction efforts, gross profit for the third quarter increased by $6,783 to $13,936 in Fiscal 2001 from $7,153 in Fiscal 2000. The gross profit percentage declined to 41 percent compared to 45 percent in the prior year. For the quarter, lower margins resulted from a higher mix of Consumer Products, the higher margins from PiezoSensors sales, offset by lower margins at IC Sensors and Schaevitz(TM) Sensors as the restructuring program is implemented. The Company expects that it may experience price pressures, because of the effect of the current strength of the United States dollar on foreign sales and the introduction of competing consumer products. The Company intends to maintain its competitiveness by continuing to expand its product lines, with technological advances, innovative designs and broader price ranges, while continuing efforts to reduce product costs.

Selling, general and administrative ("SG&A") expenses for the third quarter increased by $4,065 or 100 percent to $8,141 in Fiscal 2001 compared to $4,076 in Fiscal 2000. The change results in part from the impact of the IC Sensors and Schaevitz(TM) acquisitions and variable expenses associated with the higher sales volume.

The Company continues to actively invest in research and development projects in support of new products and product line extensions. For the third quarter of Fiscal 2001, research and development expenses were $1,286 versus $924 in Fiscal 2000. The increase for the quarter was due to the impact of the IC Sensors and Schaevitz Sensors acquisitions. Net research & development expenses for the third quarter of Fiscal 2001 were $678 compared to $531 in the prior year's third quarter. The Company received significant funding of development costs from customers amounting to $608 for the third quarter of Fiscal 2001 versus $393 in the prior year's third quarter. Development funding is anticipated to continue, but will likely vary from quarter to quarter.

To support revenue growth and to continue to expand product lines, research and development expenses will continue to be significant. The Company intends to continue to invest in sensor product development and launch new consumer products and line extensions. Utilizing its engineering talent in the Shenzhen, facility, to perform detail design efforts, the Company is able to invest in a greater number of cost effective projects.

For the nine month period of Fiscal 2001 and Fiscal 2000, the Company recognized a tax provision of $2,240 and $1,532 respectively, at an estimated effective annual income tax rate of approximately 24 percent for Fiscal 2001. The estimated rate of tax is based on the proportion of pretax profits expected to be earned during fiscal year 2001 in each of the countries in which the Company operates. The foreign tax rates in effect during fiscal year 2001 are lower than the U.S. rates. Deferred income taxes are not provided on these subsidiaries' earnings, which are expected to be reinvested.

On February 14, 2000, the Company acquired IC Sensors, Inc from Perkin Elmer Inc. (IC Sensors). IC Sensors designs, manufactures and markets micromachined silicon pressure sensors, accelerometers and microstructures. The acquisition is being accounted for as a purchase, and accordingly, the consolidated financial statements include operations of IC Sensors from the date of acquisition. The aggregate cash paid was $12,368 (including payment to Perkin Elmer of $12,000 and closing costs of $368). The excess purchase price over assets acquired (principally goodwill) of $3,538 is being amortized over 15 years. The transaction was financed with a term loan issued by the Company's principal bank. Net assets acquired were $8,830 consisting of the fair value of assets acquired ($10,090) less liabilities assumed ($1,260).

On August 4, 2000, the Company acquired for cash, certain assets and assumed certain liabilities of TRW Sensors & Components Division and Lucas Schaevitz Limited (together "Schaevitz") from TRW Inc. Schaevitz manufacturers in the United States and Europe, and sells worldwide a variety of tilt, displacement and pressure transducers and transmitters. The acquisition is being accounted for as a purchase, and accordingly, the consolidated financial statements include operations of Schaevitz Sensors(TM) from the date of acquisition. The aggregate cash paid was $17,860 (including payment to TRW Components Inc. of $16,775 and closing costs of $1,085). The excess purchase price over assets acquired (principally goodwill) of $6,998 is being amortized over 15 years. The transaction was financed with a term loan issued by a syndicate of lending institutions lead by the Company's principal bank. Net assets acquired were $10,861 consisting of the fair value of assets acquired of $13,990 less liabilities assumed of $3,129.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company believes it continues to have adequate resources for its financing requirements. Net working capital was $19,581 at December 31, 2000, compared to $6,023 at March 31, 2000, reflecting the increase in accounts receivable due to higher revenues and inventory build-up related to current fiscal year acquisitions and expansion of the consumer business. At December 31, 2000, the Company's current ratio was 1.71. Cash decreased to $1,203 at December 31, 2000 compared to $1,882 at March 31, 2000. Operating activities used $2,710, primarily to finance increased Accounts Receivable and Inventory. Investing activities used $22,286 to fund capital expenditures and Schaevitz Sensors acquisition.

Fixed asset purchases for the first nine months of Fiscal 2001 of $4,426, were mainly comprised of computer equipment and related software, production equipment, and tooling. The Company expects capital spending to expand as a result of growth of its product lines. At December 31, 2000, there were no significant commitments for capital expenditures. The Company continues to finance its requirements with internally generated working capital and utilization of its revolving credit facility. The Company's principal supplier assembles substantially all consumer products. While the Company furnishes the supplier with the proprietary subassemblies required in its products, the supplier purchases other required components from third parties, reducing the Company's need to finance certain raw materials through their conversion to finished inventories.

At December 31, 2000, there was an outstanding balance of $10,605 under the Company's bank line of credit agreement. The agreement provides for a maximum amount available of $15.0 million of which $10 million is available for general corporate purposes, and $ 5 million is available for working capital only. Borrowings are limited to the sum of eligible Accounts Receivable and Inventories and are collateralized by a senior security interest in substantially all the Company's assets. The agreement expires August 4, 2002. Borrowings bear interest at a maximum of the lesser of the bank's prime rate plus 1.0% or the Eurodollar rate plus 2.75%. Should the company achieve certain financial ratios, the lowest rate becomes the lesser of the bank's prime rate plus 0.5% or a Eurodollar rate plus 2.25%. The agreement requires annual payment of a commitment fee equal to 0.375% of the unutilized available balance. Additionally, the Company is required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures.

In connection with the acquisition of Schaevitz the Company repaid the then outstanding balance of a previous term loan and entered into a $25 million term loan agreement with $23 million outstanding as of December 31, 2000. The term loan bears interest at Eurodollar rate plus 3.25%. The term loan requires quarterly repayments in the following remaining annual amounts:

             Fiscal Year     Principal Repayments
             -----------     --------------------
                2001              $4,000
                2002               4,000
                2003               4,000
                2004               4,000
                2005               4,000
                2006               3,000
                                   -----
          Total                  $23,000
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

At present, there are no material restrictions on the ability of the Company's Hong Kong subsidiary to transfer funds to the Company in the form of cash dividends, loans, advances or purchases of materials, products or services. Distribution and repatriation of dividends by the Company's China subsidiary are restricted by Chinese laws and regulations, including currency exchange controls. At December 31, 2000, this subsidiary's restricted net assets approximated $7,773.

PART II.  OTHER INFORMATION Item 6.
Exhibits and Reports on Form 8-K and 8-K/A

     The company filed he following reports on Form 8-K/A during the three Months ended December 31, 2000:

  -   December  27,  2000  -  (form  8-K/A)  Acquisition  of  Schaevitz Sensors.

The  following  exhibits  are  included herein:
  (27)     Financial Data Schedule

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               MEASUREMENT  SPECIALTIES,  INC.
                               (Registrant)


                               /s/  Joseph  R.  Mallon  Jr.
                               -----------------------------
Date:  February 14, 2001       Joseph  R.  Mallon  Jr.
                               Chief  Executive  Officer,  and
                               Chairman  of  the  Board  of  Directors

                               /s/  Kirk  J.  Dischino
                               ------------------------
Date:  February 14, 2001       Kirk  J  Dischino
                               Chief  Financial  Officer