Form 10-K
period 2001-03-31
MEASUREMENT SPECIALTIES INC
filed 2001-07-05
CIK 778734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 (Mark  One)
[X] Annual Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act Of 1934
        [Fee  Required]  For  the  fiscal  year  ended  March  31,  2001
        ----------------------------------------------------------------
or
[ ] Transition Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act Of 1934
        [No Fee Required] For the transition period from          to
        ------------------------------------------------------------------------
                         Commission file Number 1-11906


                          MEASUREMENT SPECIALTIES, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

          NEW  JERSEY                                    22-2378738
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      80  LITTLE  FALLS  ROAD,  FAIRFIELD,  NEW  JERSEY               07004
------------------------------------------------------------          -----
         (Address  of principal executive offices)                  (Zip Code)

Registrant's  telephone  number,  including  area  code   (973)  808-1819
                                                        ----------------------
Securities registered under Section 12(b) of the Act:

                                                      Name of each exchange
Title  of  each  class                                on  which  registered
COMMON  STOCK,  NO  PAR VALUE                        AMERICAN STOCK EXCHANGE

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At June 29, 2001, the average market value of the voting stock held by non-affiliates was approximately $120,518,461

At  June  29,  2001,  8,447,594  shares  of  common  stock  were  outstanding.

Portions of the registrant's definitive Proxy Statement, which will be filed on or before July 29, 2001 with the Securities and Exchange Commission in connection with Registrant's 2001 annual meeting of stockholders, are incorporated by reference into Part III of this Report.

                                    MEASUREMENT SPECIALTIES, INC.
                                              FORM 10-K
                                                INDEX
                                           MARCH 31, 2001


PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
  ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
  ITEM 2.   PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
  ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . . . . . . .  14
PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. . . . . . . .  16
  ITEM 6.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . . . . . . . . . . .  27
  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . . . . . . . . . . .  29
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
  DISCLOSURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
  ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . . . . . . . . . . .  29
  ITEM 11.   EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30
  ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. . . . . . . . . . .  30
  ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . . . . . . . . . . .  30
PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30
  ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K. . . . . . . . . .  30
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33

PART  I
ITEM  1.    BUSINESS

FORWARD  LOOKING  STATEMENTS

     This  report  includes  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward looking statements may be identified by such words or phases as "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "projected", "may", or similar expressions. The forward-looking statements above involve a number of risks and uncertainties. Factors that might cause actual results to differ materially include: conditions in the general economy and in the markets served by us; competitive factors, such as price pressures and the potential emergence of rival technologies; interruptions of suppliers' operations affecting availability of component materials at reasonable prices; timely development and market acceptance, and warranty performance of new products; success in identifying, successfully completing, financing, and integrating proposed acquisition candidates; changes in product mix, costs and yields, fluctuations in foreign currency exchange rates; uncertainties related to doing business in Hong Kong and China; and the risk factors listed from time to time in our SEC reports. We are involved in an announced active acquisition program. Unless specifically stated, forward looking statements do not include the impact of other acquisitions, which could affect results in the near term. Actual results may differ materially. We assume no obligation to update the information in this report.

INTRODUCTION

     We are a leading designer and manufacturer of sensors and sensor-based, consumer products. We produce a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics, including pressure, motion, force, displacement, angle, flow, and distance. We have two businesses, a Sensor business and a Consumer Products business.

     Our Sensor business designs, manufactures, and markets sensors for original equipment manufacturer applications. These products include pressure sensors, custom microstructures, accelerometers, tilt/angle sensors, and displacement sensors for electronic, automotive, military, and industrial applications. Our Sensor business customers include leading manufacturers such as Alaris Medical, Allison Transmission, Badger Meter, Graco, and Texas Instruments.

     Our Consumer Products business manufactures and markets sensor-based, consumer products. These products include bathroom and kitchen scales, tire pressure gauges, and distance estimators. These products are typically based on application specific integrated circuits, piezoresistive, and ultrasonic technologies. Our Consumer Products customers include leading retailers such as Bed Bath & Beyond, Linens 'n Things, Sam's Club, and Sears; European resellers such as Korona and Laica; and Sunbeam, a consumer products manufacturer.

     Each of our businesses benefits from the same core technology base. Our advanced technologies include piezoresistive applications, application specific integrated circuits, micro-electromechanical systems (MEMS), piezopolymers, strain gages, force balance systems, fluid capacitive applications, linear variable differential transformers, and ultrasonics. These technologies allow our sensors to operate precisely and cost effectively. Over the past few years we have built a global operation with advanced facilities located in North America, Europe, and Asia. By functioning globally we have been able to enhance our engineering capabilities and increase our geographic proximity to our customers.

     Our principal strategy is to utilize our expertise in sensor technologies to develop new products and applications thereby increasing demand for our sensors and sensor-based, consumer products. Our high quality design teams in the United States and United Kingdom support our low cost, high volume production facility and engineering resources in China. By combining our low cost manufacturing expertise with our core technology, we are able to provide our global customer base with an advantageous price-value relationship. Over the past three years, to enhance our strategy we have acquired sensor businesses from TRW, PerkinElmer, and AMP that have given us access to new sensor technologies and customers.

     On June 7, 2001, we entered into an agreement to purchase all the outstanding shares of Terraillon, a European manufacturer of branded consumer bathroom and kitchen scales.

THE  ELECTRO-MECHANICAL  SENSOR  INDUSTRY

     All of our sensors are devices that convert mechanical information into an electronic signal for display, processing, interpretation, or control. Sensors are essential to the accurate measurement, resolution, and display of pressure, motion, force, displacement, angle, flow, and distance.

MARKETS

     Sensor manufacturers are moving toward smart sensors, which use digital intelligence to enhance measurement and control signals. The shift toward modern technologies has enhanced applications in the automotive, medical, military, and consumer industries. Examples of sensor applications include:

     - automotive uses for such diverse applications as braking, transmission, fuel pressure, diesel common rail pressure, security sensing, and on board tire pressure monitoring;

     - medical applications including blood pressure measurement, flow monitoring, ultrasonic imaging, and focused therapeutic heating applications;

     - military applications, which continue to drive sensor development, with new systems requiring small, high performance sensors for smart systems such as navigation and weapons control systems and collision avoidance systems; and

     - consumer products applications including the measurement of weight, distance, and movement, digitizing information for white boards and laptops, and vibration and humidity sensors for major appliances.

     In recent years, advances in microprocessor technology have fueled the demand for sensors. As microprocessors become more powerful, yet smaller and less expensive, they are incorporated in a greater number of products and applications. The growth of sensors parallels the growth in microprocessors, which require sensors to deliver critical information. A number of factors affecting the growth in the sensor market include:

     - a strong increase in customer demand for low-cost, highly accurate measurement solutions;

     - a proliferation of silicon micromachining technology in micro-electromechanical systems (MEMS) devices as a low-cost alternative to traditional technologies;

     - merger and acquisition activity among manufacturers and an increase in single source, high volume purchase orders relating to customer preference for one-stop shopping;

     - manufacturers' increased use of modern technology to customize products with various features to meet customer demands; and

     - investment in research and development spending in order to introduce new products and expand applications for existing products.

TECHNOLOGY

     In the rapidly evolving markets for sensors and sensor-based, consumer products, there is an increasing demand for technologies such as:

     Piezoresistive Technology. Piezoresistive materials, most often silicon, respond to changes in applied mechanical variables such as stress, strain, or pressure by changing electrical conductivity. Changes in electrical conductivity can be readily detected in circuits by changes in current with a constant applied voltage, or conversely by changes in voltage with a constant supplied current. Piezoresistive technology is widely used for the measurement of pressure and acceleration, and its use in these applications is expanding significantly.

     Application Specific Integrated Circuits (ASICs). These circuits convert analog electrical signals into digital signals for measurement, computation, or transmission. Application specific integrated circuits are well suited for use in consumer products because they can be designed to operate from a relatively small power source and are inexpensive.

     Micro-Electromechanical Systems (MEMS). Micro-electromechanical systems and related silicon micromachining technology are used to manufacture components for physical measurement and control. Silicon micromachining is an ideal technology to use in the construction of miniature systems involving electronic, sensing, and mechanical components because it is inexpensive and has excellent physical properties. Micro-electromechanical systems have several advantages over their conventionally manufactured counterparts. For example, by leveraging existing silicon manufacturing technology, micro-electromechanical systems allow for the cost-effective manufacture of small devices with high reliability and superior performance.

     Piezopolymer Technology. Piezoelectric materials convert mechanical stress or strain into proportionate electrical energy, and conversely, these materials mechanically expand or contract when voltages of opposite polarities are applied. Piezoelectric polymer films are also pyroelectric, converting heat into electrical charge. Piezoelectric polymer films offer unique sensor design and performance because they are flexible, inert, and relatively inexpensive. This technology is ideal for applications where the use of rigid sensors would not be possible or cost-effective.

     Strain Gage Technology. A strain gage consists of metallic foil that is impregnated into an insulating material and bonded to a sensing element. The foil is etched to produce a grid pattern that is sensitive to changes in geometry, usually length, along the sensitive axis producing a change in resistance. The gage operates through a direct conversion of strain to a change in gage resistance. This technology is useful for the construction of inexpensive, reliable pressure sensors.

     Force Balance Technology. A force balanced accelerator is a gravity referenced device that under the application of tilt or linear acceleration, detects the resulting change in position of the internal mass by a position sensor and an error signal is produced. This error signal is passed to the servo amplifier and a current developed that is fed back into the moving coil. This current is proportional to the applied tilt angle or applied linear acceleration and will balance the mass back to its original position. The current is proportional to the acceleration or tilt. These devices are used in military and industrial applications where high accuracy is required.

     Fluid Capacitive Technology. This technology is also referred to as fluid filed, variable capacitance. The output from the sensing element is two variable capacitance signals per axis. Rotation of the sensor about its sensitive axis produces a linear change in capacitance. This change in capacitance is electronically converted into angular data, and provides the user with a choice of ratiometric, analog, digital, or serial output signals. These signals can be easily interfaced to a number of readout and/or data collection systems.

     Linear Variable Differential Transformers. A linear variable differential transformer is an electromechanical sensor that produces an electrical signal proportional to the displacement of a separate movable core. Linear variable differential transformers are widely used as measurement and control sensors wherever displacements of a few microinches to several feet can be measured directly, or where mechanical input, such as force or pressure, can be converted into linear displacement. Linear variable differential transformer sensors are capable of extremely accurate and repeatable measurements in severe environments.

     Ultrasonic Technology. Ultrasonic sensors measure distance by calculating the time it takes to send and receive an acoustic signal that is inaudible to the human ear. This technology allows for the quick, easy, and accurate measurement of distances between two points without physical contact.

OUR  RECENTLY  COMPLETED  ACQUISITIONS

     We expanded our distribution network, increased our manufacturing capabilities, introduced new product lines, added to our core technologies, and extended our global presence by completing a series of major acquisitions.

     In August 2000, we acquired the Schaevitz Sensors (formerly known as TRW Sensors & Components) business from TRW for approximately $17.9 million, including closing and restructuring costs of $1.1 million. The Schaevitz Sensors business consists of a division in the United States and an operating company in the United Kingdom. This business designs and manufactures sensors in the United States and Europe, and sells a variety of tilt, displacement, and pressure sensors. The acquisition increased our base of core technologies and expanded our production and distribution capabilities in the United States and the United Kingdom.

     In February 2000, we acquired IC Sensors from PerkinElmer for approximately $12.4 million, including closing and restructuring costs of $0.4 million. IC Sensors designs, manufactures, and markets micro-electromechanical systems based silicon pressure sensors, accelerometers, and custom microstructures. This acquisition expanded our micro-electromechanical systems (MEMS) capabilities and increased our manufacturing capacity and design expertise in the United States.

     In August 1998, we acquired PiezoSensors, formerly the Sensors Division of AMP, for approximately $5.7 million, including closing and restructuring costs of $1.7 million. PiezoSensors designs, manufactures, and markets piezoelectric polymer sensors for industrial, consumer, and medical applications. This acquisition expanded our product line to include piezopolymer sensors and increased our production capabilities in the United States.

PRODUCTS

     Sensors. We produce a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics, including pressure, motion, force, displacement, angle, flow, and distance. Our sensors are sold for original equipment manufacturer applications. A summary of our Sensor business product offerings is provided in the following table:

Product               Technology       Brand Name                Applications
----------------  ------------------  ------------  --------------------------------------
Pressure Sensors  Micro-              IC Sensors    Disposable catheter blood pressure,
                  Electromechanical                 altimeter, dive tank pressure, process
                  Systems (MEMS)                    instrumentation, and intravenous drug
                                                    administration monitoring
----------------  ------------------  ------------  --------------------------------------
                  Piezoresistive      Microfused    Fertilizer and paint spraying, diesel
                                                    engine control, hydraulics, and
                                                    automotive powertrain
----------------  ------------------  ------------  --------------------------------------
                  Strain Gage         Schaevitz     Instrumentation grade aerospace and
                                                    weapon control systems, deep-sea
                                                    well-head pressure, ship cargo level,
                                                    and steel mills
----------------  ------------------  ------------  --------------------------------------
Accelerometers    Piezopolymer        PiezoSensors  Transportation, shipment monitoring,
                                                    audio speaker feedback, and consumer
                                                    exercise monitoring
----------------  ------------------  ------------  --------------------------------------
                  Micro-              IC Sensors    Traffic alert and collision avoidance
                  Electromechanical                 systems, railroad, tilt, and
                  Systems (MEMS)                    instrumentation
----------------  ------------------  ------------  --------------------------------------
                  Force Balance       Schaevitz     Aerospace, weapon fire control,
                                                    inertial navigation, angle, and tilt
----------------  ------------------  ------------  --------------------------------------
Rotary            Linear Variable     Schaevitz     Aerospace, machine control systems,
Displacement      Displacement                      knitting machines, industrial process
Sensors           Transducer                        control, and hydraulic actuators
----------------  ------------------  ------------  --------------------------------------
Tilt/Angle        Fluid Capacitive    Schaevitz     Tire balancing, heavy equipment level
Sensors                                             measurement, and consumer electronic
                                                    level measurement
----------------  ------------------  ------------  --------------------------------------
Traffic Sensors   Piezopolymer        PiezoSensors  Traffic survey, speed and red light
                                                    enforcement, toll, and in-motion
                                                    vehicle weight measurement
----------------  ------------------  ------------  --------------------------------------


Custom            Piezopolymer        PiezoSensors  Medical imaging, ultrasound,
Piezofilm                                           consumer electronic, electronic
Sensors                                             stethoscope, and sonar
----------------  ------------------  ------------  --------------------------------------
Custom            Micro-              IC Sensors    Atomic force microscopes, flow
Microstructures   Electromechanical                 measurement, optical switching, and
                  Systems (MEMS)                    inertial navigation
----------------  ------------------  ------------  --------------------------------------


     Consumer Products. We design, manufacture, and market sensor-based, consumer products such as bathroom and kitchen scales, tire pressure gauges, and distance estimators. Our consumer products feature sleek, contemporary designs, high-contrast liquid crystal displays, and factory-installed lithium batteries that last for the life of the product. We sell to both retailers and manufacturers of consumer products. A summary of our sensor-based, consumer products is presented in the following table:

PRODUCT             TECHNOLOGY           BRAND NAMES*       TYPES OF PRODUCTS   PRICE RANGE
-------------  --------------------  ---------------------  ------------------  ------------
Scales         Piezoresistive,       Thinner, Health-o-     Bathroom Scales     $ 5.00-45.00
               Application Specific  meter, Laica, Salter,
               Integrated Circuits   and Korona
                                     ---------------------  ------------------  ------------
                                     Thinner, Laica,        Kitchen Scales      $ 3.00-25.00
                                     Salter, and Korona
                                     ---------------------  ------------------  ------------
                                     Royal                  Postal Scales       $ 8.00-11.00
-------------  --------------------  ---------------------  ------------------  ------------
Tire Pressure  Piezoresistive        Accutire               Digital and         $ 0.50-15.00
Gauges                                                      Mechanical Tire
                                                            Pressure Gauges
-------------  --------------------  ---------------------  ------------------  ------------
Distance       Ultrasonic            Accutape               Interior Distance   $13.00-22.00
Measurement                                                 Estimator
Products
-------------  --------------------  ---------------------  ------------------  ------------
                                     Park-Zone              Distance Estimator  $10.00-25.00
                                                            for Parking
-------------  --------------------  ---------------------  ------------------  ------------

     * Health-o-Meter, Laica, Korona, and Royal are trademarks, trade names, or service marks of our customers and are not owned by us.

CUSTOMERS

     We sell our sensor products throughout the world. Our Sensor business designs, manufactures, and markets sensors for original equipment manufacturer applications. Our extensive customer base consists of the manufacturers of electronic, automotive, military, and industrial products. None of our Sensor business customers accounted for more than 10% of our total net sales. Our key Sensor customers include:

-  Alaris  Medical     -  Allison  Transmission     -  Badger  Meter
-  Graco               -  Honeywell                 -  Hunter  Engineering
-  Lockheed  Martin    -  Pacesetter                -  Texas  Instruments

     Our Consumer Products business customers are primarily retailers, resellers, or manufacturers of consumer products in the United States and Europe. Largely due to growth in our Consumer Products and Sensors businesses, in fiscal year 2001, no Consumer Products customer accounted for more than 10% of net sales. Previously, we had two Consumer Products customers who accounted for more than 10% of net sales, Korona Haushaltswaren GmbH (Korona), a German distributor of diversified housewares, and Sunbeam Corp. (Health and Safety Division of Sunbeam Corp), a United States manufacturer and distributor of electric housewares.

     Korona, was acquired by an Asian manufacturer of scales and other electronic products, and a competitor of ours. Although we expect to have significant sales to Korona, it is possible a decline in sales could result from this acquisition. Korona accounted for less than 10.0%, 14.0% and 20.0% of total net sales for the years ended March 31, 2001, 2000 and 1999, respectively.

     Sunbeam has filed for bankruptcy protection. Sales to Sunbeam accounted for less than 10%, 19.9% and 17.0% of total net sales for the years ended March 31, 2001, 2000 and 1999, respectively.

     Other  key  Consumer  Products  customers  include:

-  Bed  Bath  &  Beyond     -  BJ's  Wholesale  Club     -  Brookstone
-  Costco                   -  Laica                     -  Linens  'n  Things
-  Sam's  Club              -  Sears                     -  Target

SALES  AND  DISTRIBUTION

     We sell our products through a combination of an experienced in-house technical sales force of over 40 employees and generally exclusive sales relationships with outside sales representatives throughout the world. Our experienced engineering teams work directly with our global customers to tailor our sensors to meet the specific application requirements of our customers.

     Our sensor-based, consumer products are sold and marketed under our own brand names as well as private labels. We have the flexibility of selling our sensor-based, consumer products directly to retailers, to resellers, and to manufacturers of consumer products.

     We sell our products primarily in North America and Western Europe. International sales accounted for 35.1% of net sales for the fiscal year ended March 31, 2001, and 28.4% of our net sales for the fiscal year ended March 31, 2000.

SUPPLIERS

     We rely on contract manufacturers for a significant portion of our consumer finished products. The majority of our sensor-based, consumer products are assembled by a contract manufacturer located in China. We utilize alternative assemblers located in China to assemble the majority of our other sensor-based, consumer products. We procure components and finished products as needed, through purchase orders, and do not have long-term contracts with any of our suppliers. We believe that the components we utilize could be obtained from alternative sources, or that our products could be redesigned to use alternative suppliers' components, if necessary.

RESEARCH  AND  DEVELOPMENT

     Our position as a leading designer, developer, and manufacturer of sensors and sensor-based, consumer products is largely the result of our history of technological innovation. Our research and development efforts are focused on expanding our core technologies, improving our existing products, developing new products, and designing custom sensors for specific client applications. Our gross research and development expenses, including customer funded projects, were $5.1 million, or 4.9% of net sales for the fiscal year ended March 31, 2001, $3.4 million, or 5.7% of net sales, for the fiscal year ended March 31, 2000, and $2.9 million, or 7.8% of net sales, for the fiscal year ended March 31, 1999. This decrease in research and development expenses as a percentage of net sales is attributable to the growth of our Consumer Products business, which requires lower research and development expenses, and our acquisitions, which have historically had lower research and development expenses than our core businesses. Our strategy is to increase new product development over time for those new acquisitions.

     To maintain and improve our competitive position, our research, design, and engineering teams work directly with customers to design custom sensors for specific applications. We receive substantial funding from customers for new product development including $4.1 million for the fiscal year ended March 31, 2001, $1.6 million for the fiscal year ended March 31, 2000, and $1.1 million for the fiscal year ended March 31, 1999. We believe this funding reflects customer confidence in our ability to convert our core technologies into innovative new products.

COMPETITION

     The market for sensors includes many diverse products and technologies and is highly fragmented and increasingly subject to pricing pressures. Most of our competitors are small companies or divisions of large corporations such as Emerson, Motorola, Siemens, and Honeywell. The principal elements of competition in the sensor market are production capabilities, price, quality, and the ability to design unique applications to meet specific customer needs. The market for sensor-based, consumer products is characterized by frequent introductions of competitive products and pricing pressures. Some of our largest Consumer Products customers are also our competitors, such as Sunbeam and Bonso Electronics International (which recently acquired Korona). The principal elements of competition in the sensor-based, consumer products market are price, quality, and the ability to introduce new and innovative products.

     Although we believe that we compete favorably in our Sensor and Consumer Products businesses, new product introductions by our competitors could cause a decline in sales or loss of market acceptance for our existing products. If competitors introduce more technologically advanced products, the demand for our products would likely be reduced.

INTELLECTUAL  PROPERTY

     We rely in part on patents to protect our intellectual property. We own 78 United States utility patents, 10 United States design patents, and numerous foreign patents to protect our rights in certain applications of our core technology. We have 51 United States patent applications pending. These patent applications may never result in issued patents. Even if these applications issue as patents, taken together with our existing patents, they may not be sufficiently broad to protect our proprietary rights, or they may prove unenforceable. We have not, however, obtained patents for all of our innovations, nor do we plan to do so.

     We also rely on a combination of copyrights, trademarks, service marks, trade secret laws, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. In addition, we seek to protect our proprietary information by using confidentiality agreements with certain employees, consultants, advisors, and others. We cannot be certain that these agreements will adequately protect our proprietary rights in the event of any unauthorized use or disclosure, that our employees, consultants, advisors, or others will maintain the confidentiality of such proprietary information, or that our competitors will not otherwise learn about or independently develop such proprietary information.

     Despite our efforts to protect our intellectual property, unauthorized third parties may copy aspects of our products, violate our patents, or use our proprietary information. In addition, the laws of some foreign countries do not protect our intellectual property to the same extent as the laws of the United
States. The loss of any material trademark, trade name, trade secret, patent right, or copyright could hurt our business, results of operations, and financial condition.

     We believe that our products do not infringe on the rights of third parties. However, we cannot be certain that third parties will not assert infringement claims against us in the future or that any such assertion will not result in costly litigation or require us to obtain a license to third party intellectual property. In addition, we cannot be certain that such licenses will be available on reasonable terms or at all, which could hurt our business, results of operations, and financial condition.

FOREIGN  OPERATIONS

     We manufacture the substantial majority of our sensor products, and most of our sensor subassemblies used in our consumer products, in leased premises located in Shenzhen, China. Sensors are also manufactured at our domestic facilities located in Virginia, California, Pennsylvania, and one foreign facility located in Slough, United Kingdom. Additionally, control of our primary subcontractor, certain key management, sales and support activities are conducted at leased premises in Hong Kong. Substantially all our consumer products are assembled in China, primarily by a single supplier, River Display, Ltd. ("RDL"), although we are utilizing alternative Chinese assemblers. There are no agreements which would require us to make minimum payments to RDL, nor is RDL obligated to maintain capacity available for our benefit, though we account for a significant portion of RDL's revenues. Additionally, most of our products contain key components that are obtained from a limited number of sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond our control, including political and other uncertainties regarding Hong Kong and China.

     The Chinese government has continued to pursue economic reforms hospitable to foreign investment and free enterprise, although, the continuation and success of these efforts is not assured. Our operations could be adversely affected by changes in Chinese laws and regulations, including those relating to taxation and currency exchange controls, by the imposition of economic austerity measures intended to reduce inflation, and by social and political unrest. The United States has considered revoking China's most favored nation ("MFN") tariff status in connection with controversies over the protection of human rights and intellectual property rights, among other things. The loss of MFN could adversely affect the cost of goods imported into the United States. Additionally, if China does not join the World Trade Organization ("WTO"), we may not benefit from the lower tariffs and other privileges enjoyed by competitors located in countries that are members of the WTO.

     Sovereignty over Hong Kong reverted to China on July 1, 1997. The 1984 Sino-British Joint Declaration, the 1990 Basic Law of Hong Kong, the 1992 United States-Hong Kong Policy Act and other agreements provide some indication of the business climate we believe will continue to exist in Hong Kong after this change in sovereignty. Hong Kong remains a Special Administrative Region ("SAR") of China, with certain autonomies from the Chinese government. Hong Kong is a full member of the WTO. It has separate customs territory from China, with separate tariff rates and export control procedures. It has a separate intellectual property registration system. The Hong Kong dollar is legal tender in the SAR, freely convertible and not subject to foreign currency exchange controls by China. The SAR government has sole responsibility for tax policies, though the Chinese government must approve the SAR's budgets. Notwithstanding the provisions of these international agreements, the continued stability of political, legal, economic or other conditions in Hong Kong cannot be assured.
No treaty exists between Hong Kong and the United States providing for the reciprocal enforcement of foreign judgments. Accordingly, Hong Kong courts might not enforce judgments predicated on the federal securities laws of the United States, whether arising from actions brought in the United States or, if permitted, in Hong Kong.

     Most of our revenues are priced in United States dollars. Our costs and expenses are priced in United States dollars, Hong Kong dollars, British pounds, and Chinese renminbi. Accordingly, the competitiveness of our products relative to products produced locally may be affected by the performance of the United States dollar compared with that of our foreign customers' currencies. Foreign sales were 35.1%, 28.4%, and 38.2% of revenues for the years ended March 31, 2001, 2000, and 1999, respectively. Additionally, we are exposed to foreign currency transaction and translation losses which might result from adverse fluctuations in the values of the Hong Kong dollar, British pounds and the renminbi.

     At March 31, 2001, we had net liabilities of $4.4 million subject to fluctuations in the value of the Hong Kong dollar, net assets of $8.4 million subject to fluctuations of the British pound, and net assets of $12.6 million subject to fluctuations in the value of the renminbi. Fluctuations in the value of the Hong Kong dollar have not been significant since October 17, 1983, when the Hong Kong government pegged the value of the Hong Kong dollar to that of the United States dollar. However, there can be no assurance that the value of the Hong Kong dollar will continue to be tied to that of the United States dollar. China adopted a floating currency system on January 1, 1994, unifying the market and official rates of foreign exchange. China approved current account convertibility of the renminbi on July 1, 1996, followed by formal acceptance of the International Monetary Fund's Articles of Agreement on December 1, 1996. These regulations eliminated the requirement for prior government approval to buy foreign exchange for ordinary trade transactions, though approval is still required to repatriate equity or debt, including interest thereon. As a result of these actions, the net inflow of capital into China and government steps to restrict credit for the purpose of controlling inflation, the value of the renminbi has been fairly stable, although inflation has persisted. However, there can be no assurance that these currencies will remain stable or will fluctuate to our benefit. To manage our exposure to these risks, we may, though to date we have not, purchase currency exchange forward contracts, currency options or other derivative instruments, provided such instruments can be obtained at suitable prices.

EMPLOYEES

     As of March 31, 2001, we employed 1,636 persons, including 347 employees in the United States, 93 employees in the United Kingdom, 1,185 employees in Shenzhen, China, and 11 employees in Hong Kong, China.

     As of March 31, 2001, 1,119 employees were engaged in manufacturing, 220 were engaged in administration, 70 were engaged in sales and marketing and 227 were engaged in research and development.

     Our employees are not covered by collective bargaining agreements. We consider our global labor practices and employee relations to be good.

ENVIRONMENTAL  MATTERS

     We are subject to comprehensive and changing foreign, federal, state, and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. We believe that we are in compliance with current environmental requirements. Nevertheless, we use hazardous substances in our operations and as is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties we may be held liable and may be required to pay the cost of remedying the condition. The amount of any resulting liability could be material.

BACKLOG

     At March 31, 2001, our backlog of unfilled orders was approximately $29.0 million. At March 31, 2000, our backlog of unfilled orders was approximately $17.0 million. We include in backlog orders that have been accepted from customers that have not been filled or shipped. All orders are subject to modification or cancellation by the customer with limited charges. We believe that backlog may not be indicative of actual sales for the current fiscal year or any succeeding period.


ITEM  2.    PROPERTIES

     We  lease  all  our  properties  under  operating  leases  as  follows:

LOCATION                    PRIMARY USE         BUSINESS   SQ. FT.  LEASE EXPIRATION
--------------------  -----------------------  ----------  -------  -----------------

Fairfield, NJ USA     Corporate headquarters   Consumer     19,000  June, 2003
                                               and Sensor
Valley Forge, PA USA  Manufacturing, research  Sensor       63,000  January, 2003
                      and development, sales
                      and marketing
Milpitas, CA USA      Manufacturing, research  Sensor       34,000  December, 2005
                      and development, sales
                      and marketing
Shenzhen, China       Principle manufacturing  Consumer    134,000  Between February,
                      facility, research and   and Sensor            2002 and
                      development,                                   September 2004
                      warehousing, and
                      distribution
Hampton, Virginia     Manufacturing, research  Sensor      120,000  July, 2011
                      and development, sales
                      and marketing
Slough, United        Manufacturing, research  Sensor       35,000  June, 2002
Kingdom               and development, sales
                      and marketing
Hong Kong, China      Manufacturing support    Consumer      2,000  February, 2002
                                                           -------
                                                           407,000


Our facilities located in China, the United Kingdom, and Virginia are ISO 9001 certified. These premises are suitable and adequate for our present operations.

ITEM  3.    LEGAL  PROCEEDINGS

     On March 10, 2000, we brought suit in the United States District Court for the Northern District of Illinois against Taylor Precision Products, L.P., Kohl's Corporation, and Kohl's Department Stores, Inc. alleging, among other things, patent infringement related to two of our electronic scales. On May 8, 2000, we voluntarily dismissed the complaint against Kohl's Corporation and Kohl's Department Stores. We are seeking compensatory damages and injunctive relief from Taylor Precision Products, L.P. On February 2, 2001, the court denied defendant's motion for summary judgment. On February 16, 2001, Taylor Precision Products, L.P. asserted a counterclaim against us seeking a declaration from the court that the patents at issue are invalid, unenforceable, and are not infringed upon by Taylor Precision Products, L.P. Taylor Precision Products, L.P. seeks reasonable attorneys' fees, costs, and expenses in connection with this litigation. The litigation is ongoing, and the eventual outcome is uncertain.

     From time to time, we are a party to other legal proceedings. We are not currently involved in any proceeding the resolution of which could have a material adverse effect on our financial conditions or results of operations.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of security holders during the fiscal quarter ended March 31, 2001.

PART  II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock, no par value, is traded on the American Stock Exchange (ticker symbol MSS). At June 29, 2001, our transfer agent reported that there were 96 record holders of common shares, excluding beneficial owners whose shares are held in the names of various dealers and clearing agencies. We do not know the number of beneficial holders of our common shares.

     High  and  low  sales  prices  for  the  last  two  fiscal  years  were:

Fiscal Quarter Ended          High      Low
--------------------          ----      ---
FISCAL  YEAR  2000
  June 30, 1999               6.25     3.50
  September 30, 1999         11.88     5.94
  December 31, 1999          11.31     8.31
  March 31, 2000             14.75    10.03
FISCAL  YEAR  2001
  June 30, 2000              19.19    10.94
  September 30, 2000         24.13    16.50
  December 31, 2000          29.81    15.75
  March 31, 2001             26.19    16.25

     We have never declared cash dividends on our common equity. Management expects that any earnings that may be generated from our operations will be substantially reinvested in the business and, accordingly, dividends will not be paid to common shareholders in the foreseeable future. Additionally, the payment of dividends is subject to the consent of the bank with which we have a revolving credit agreement.

     At present, there are no material restrictions on the ability of our Hong Kong subsidiary or English subsidiary to transfer funds in the form of cash dividends, loans, advances, or purchases of materials, products, or services. The distribution and repatriation of dividends by our China subsidiary is restricted by Chinese laws and regulations, including currency exchange controls.

ITEM  6.    SELECTED  FINANCIAL  DATA

(Amounts  in  thousands,  except  per  share  amounts)

YEARS ENDED MARCH 31,                      2001      2000     1999     1998     1997
                                         --------  --------  -------  -------  -------
Results of Operations:
     Net Sales                           $103,095   $59,997  $37,596  $29,278  $25,004

     Net Income                             8,961     5,531    1,729      777    1,175


Net cash provided by (used in):
     Operating activities                  (4,825)    8,129    3,474    1,722     (531)
     Investing activities                 (23,553)  (15,999)  (4,993)  (1,036)    (757)
     Financing activities                  27,089     7,041    3,927     (612)     768

Basic earnings per common share(1):          1.10      0.73     0.24     0.11     0.17


Diluted earnings per common share(1):        0.99     0.64      0.23     0.11     0.16


Cash dividends declared per common share     None     None      None     None     None

As of March 31,
     Total assets                          86,337    39,611   18,535   10,217    9,234
     Long term debt, net of                32,736     9,000    3,250       21      778
     current maturities

Notes

(1)  Amounts  for the years ended March 31, 1998 and 1997 have been restated to conform to  SFAS  128

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion of our results of operations and financial condition should be read together with the other financial information and consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors.

OVERVIEW

     We are a leading designer and manufacturer of sensors and sensor-based, consumer products. We produce a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics, including pressure, motion, force, displacement, angle, flow, and distance. Our advanced technologies include piezoresistive applications, application specific integrated circuits, micro-electromechanical systems (MEMS), piezopolymers, strain gages, force balance systems, fluid capacitive applications, linear variable differential transformers, and ultrasonics. These technologies allow our sensors to operate precisely and cost effectively. We have two businesses, a Sensor business and a Consumer Products business. However, each of our businesses benefits from the same core technology base. Our Sensor business designs, manufactures, and markets sensors for original equipment manufacturer applications. These products include pressure sensors, custom microstructures, accelerometers, tilt/angle sensors, and displacement sensors for electronic, automotive, medical, military, and industrial applications. Our Sensor business customers include leading manufacturers such as Alaris Medical, Allison Transmission, Badger Meter, Graco, and Texas Instruments. Our Consumer Products business designs, manufactures, and markets sensor-based, consumer products. These products include bathroom and kitchen scales, tire pressure gauges, and distance estimators. These products are typically based on application specific integrated circuits, piezoresistive, and ultrasonic technologies. Our Consumer Products customers include leading retailers such as Bed Bath & Beyond, Linens 'n Things, Sam's Club, and Sears; European resellers such as Korona and Laica; and Sunbeam, a consumer products manufacturer.

     Acquisition Strategy. Over the last several years we have undertaken an aggressive expansion strategy that has included the acquisitions of complementary businesses intended to bring to us new technologies, diversify our product mix, increase manufacturing capacity, and expand distribution channels. For example, through our acquisition strategy, we have acquired new technologies, such as piezoelectric polymer, micro-electromechanical systems
(MEMS), and linear variable differential transformers, added manufacturing capacity in the United States and the United Kingdom, and expanded our Sensor business distribution channels. In turn, the percentage of net sales in our Sensor business increased to 47.6% for the year ended March 31, 2001 from 7.8% for the year ended March 31, 1998. This change in the business segment mix is primarily from the impact of our acquisition strategy, as well as organic growth. After successfully integrating businesses that we acquire, we expect to realize significant cost savings in the acquired business by moving selected assembly and manufacturing operations to our low cost, high volume production facility in China, which has been expanded to meet such demand.
     In January 2001, we acquired the business of Silicon Valley Sensors for an initial payment of $0.25 million cash with additional contingent payments of up to $0.25 million. This business included intellectual property and management expertise relating to pressure sensors.

     In August 2000, we acquired the Schaevitz Sensors business from TRW for approximately $17.9 million cash, including closing and restructuring costs of $1.1 million. The Schaevitz Sensors business, formerly known as TRW Sensors and Components, consists of a division in the United States and an operating company in the United Kingdom. Schaevitz Sensors designs and manufactures sensors in the United States and Europe, and sells a variety of tilt, displacement, and pressure sensors. The excess of the purchase price over the net assets acquired, accounted for principally as goodwill, was approximately $7.0 million which is being amortized over 15 years.

     In February 2000, we acquired IC Sensors from PerkinElmer for $12.4 million in cash, including closing and restructuring costs of $0.4 million. IC Sensors designs, manufactures, and markets micro-electromechanical (MEMS) pressure sensors, accelerometers, and microstructures. The excess of the purchase price over the net assets acquired, accounted for principally as goodwill, was approximately $3.2 million, which is being amortized over 15 years.

     In January 2000, we acquired the Park-Zone product line from Exeter for $1.4 million, which included an initial payment of $0.6 million in cash with the additional consideration based on future performance. Park-Zone produces a line of ultrasonic parking devices. The excess of the purchase price over net assets acquired, accounted for principally as goodwill, was approximately $1.0 million, which is being amortized over 7 years.

     In August 1998, we acquired PiezoSensors, formerly the Sensors Division of AMP, for approximately $5.7 million, including closing and restructuring costs of $1.7 million. PiezoSensors designs, manufactures, and markets piezoelectric polymer sensors for industrial, consumer, and medical applications. The excess of the purchase price over the net assets acquired, accounted for principally as goodwill, was approximately $1.7 million, which is being amortized over 15 years.

     Each of our acquisitions has been accounted for as a purchase, and our results of operations include the financial impact from each acquired business following the closing date of the acquisition. We financed our acquisitions with a combination of cash and debt. Our goodwill as of March 31, 2001, net of amortization, is approximately $12.6 million.

     From time to time, we engage in discussions regarding certain acquisitions. On June 7, 2001, we entered into an agreement to acquire Terraillon, headquartered in France. The purchase price is approximately $17.0 million. In addition, we will assume up to $4.0 million in debt. Terraillon is a leading designer and manufacturer of branded consumer bathroom and kitchen scales (See ''Subsequent Events'' for more information regarding the Terraillon acquisition).

     Net Sales. Net sales of each of our business segments are generated primarily through sales representatives located throughout the world. We recognize sales when we ship our products, at which time title generally passes to the customer. Our net sales include adjustments for estimated product warranty and allowances for returns by our customers.

     Historically, we have experienced price pressures because of the effect of the strength of the United States dollar on foreign sales, the introduction of competing products, and general pricing pressures from our customers. We expect that we may continue to experience these price pressures. We intend to continue to expand our product lines with technological advances, innovative designs, and broader price ranges.

     Costs of Sales. Our cost of sales consists primarily of our payments to our suppliers, compensation, payroll taxes and employee benefits for manufacturing personnel, and purchasing and manufacturing overhead costs. We rely on contract manufacturers to manufacture and assemble a significant portion of our consumer finished products.

     Gross Profit. Gross profit is affected by many factors including sales volume, pricing, product mix, and cost factors including component costs, materials costs, and manufacturing and labor costs.

     Research and Development. Research and development expenses consist primarily of compensation, payroll taxes and employee benefits for engineering and development personnel, consulting expenses, and project materials. The majority of our research and development relates to our Sensor business, and is, in part, funded by customers for customer-specific applications. Customer funded development is anticipated to continue, but will likely vary from period to period. To support our growth we expect to continue to invest significantly in sensor product development and launch new consumer products and line extensions. Accordingly, research and development expenses will continue to be significant.

     Selling, General, and Administrative. Selling, general, and administrative expenses consist of compensation, payroll taxes and employee benefits for selling, general, and administrative personnel, freight, commissions, sales and marketing efforts, promotional programs, amortization of goodwill, and investment in our infrastructure in order to support our continued growth.

     Interest Expense, Net. Net interest expense consists primarily of interest expense on our term loans and line of credit.

     Income Taxes. The income tax provision is based upon the proportion of pretax profit in each jurisdiction in which we operate. The income tax rates in Hong Kong and China are less than the United States. Deferred income taxes are not provided on our subsidiaries' earnings, which are expected to be reinvested. Distribution, in the form of dividends or otherwise, would subject our subsidiaries' earnings to United States income taxes, subject to an adjustment for foreign tax credits. Determination of the amount of unrecognized deferred United States income tax liability is not practicable because of the complexities associated with its hypothetical calculation. Pursuant to current tax policies in China, our Chinese operations qualify for a special state corporate tax rate of 15%, or 10% provided that they export a minimum of 70% of production. However, because we have agreed to operate in China for a minimum of ten years, a full tax holiday (which expired on March 31, 1998) was available for two years, and a 50% tax rate reduction to 7.5% was available through March 31, 2001.

RESULTS  OF  OPERATIONS

     The following table sets forth, for the periods indicated, certain items in our consolidated statements of income as a percentage of net sales:

                                        2001    2000    1999
                                       ------  ------  ------
Net Sales
   Sensors                              47.6%   26.5%   18.9%
   Consumer products                    52.4    73.5    81.1
                                       ------  ------  ------
Total net sales                        100.0   100.0   100.0
Cost of Sales                           57.0    57.5    62.0
                                       ------  ------  ------
   Gross profit                         43.0    42.5    38.0
Operating expenses (income)
Selling, general, and administrative    28.4    26.9    26.2
Research and development                 4.9     5.7     7.8
Customer funded development             (4.0)   (2.7)   (2.9)
Interest expense, net                    2.3     0.5     0.7
                                       ------  ------  ------
   Income before income taxes           11.4    12.1     6.2
                                       ------  ------  ------
Income tax expense                       2.7     2.9     1.6
                                       ------  ------  ------
   Net Income                            8.7     9.2     4.6
                                       ======  ======  ======


FISCAL  YEAR  ENDED  MARCH 31, 2001 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2000

     Net Sales. Net sales increased $43.1 million, or 71.8%, to $103.1 million for the fiscal year ended March 31, 2001 from $60.0 million for the fiscal year ended March 31, 2000. We attribute the increase primarily to the Schaevitz Sensors and IC Sensors acquisitions, as well as higher United States sales from strong consumer spending, and expansion of product offerings. Excluding the impact of the Schaevitz Sensors and IC Sensors acquisitions, net sales increased 26.0% for the fiscal year ended March 31, 2001 as compared to the fiscal year ended March 31, 2000.

     Net sales of our Sensor business increased $33.2 million, or 209.0%, to $49.1 million for the fiscal year ended March 31, 2001 from $15.9 million for the fiscal year ended March 31, 2000. This is primarily a result of the Schaevitz Sensors and IC Sensors acquisitions and increased sales from our existing Sensor business.

     Net sales in the Consumer Products business increased $9.9 million, or 22.4%, to $54.0 million for the fiscal year ended March 31, 2001 from $44.1 million for the fiscal year ended March 31, 2000. The increase resulted from expansion of European sales, higher United States sales from strong consumer spending, and expansion of product offerings.

     Gross Profit. Gross profit increased $18.8 million, or 74.0 %, to $44.3 million for the fiscal year ended March 31, 2001 from $25.5 million for the fiscal year ended March 31, 2000. Gross profit percentage increased to 43.0% for the fiscal year ended March 31, 2000 from 42.5% for the fiscal year ended March 31, 2000. The increase in overall gross profit resulted from increased volume, favorable product mix, and lower manufacturing costs, which were partially offset by price reductions, and higher manufacturing costs associated with recently acquired Schaevitz Sensors and IC Sensors products. We have recently begun production of some of these products in our lower-cost facility in China.

     Selling, General, and Administrative. Selling, general, and administrative expenses increased $13.1 million, or 81.2%, to $29.2 million for the fiscal year ended March 31, 2001 from $16.1 million for the fiscal year ended March 31, 2000. The increase resulted in part from the impact of the Schaevitz Sensors and IC Sensors acquisitions and variable expenses associated with the higher sales volume.

     Research and Development. Research and development expenses increased $1.7 million, or 51.3%, to $5.1 million for the fiscal year ended March 31, 2001 from $3.4 million for the fiscal year ended March 31, 2000. The increase resulted primarily from the impact of acquisitions. During the fiscal year ended March 31, 2001, we received $4.1 million of customer funded development, as compared to $1.6 million during the fiscal year ended March 31, 2000.

     Interest Expense, Net. Net interest expense increased $2.3 million, or 766.6%, to $2.6 million during the fiscal year ended March 31, 2001 from $0.3 million for the fiscal year ended March 31, 2000. This increase is attributable to debt incurred in connection with acquisitions and cash flow from operations.

     Income Taxes. The income tax provision increased $1.1 million or 61.0%, to $2.8 million for the fiscal year ended March 31, 2001 from $1.8 million for the fiscal year ended March 31, 2000. For the fiscal year ended March 31, 2001, our effective tax rate was 24.0% as compared to 24.1% for the fiscal year ended March 31, 2000. The foreign tax rates in effect during fiscal years ended March 31, 2001 and 2000 are lower than the United States rates. Deferred income taxes are not provided on our subsidiaries' undistributed earnings, which approximated $13.0 million at March 31, 2001, because those earnings are expected to be permanently reinvested.

FISCAL  YEAR  ENDED  MARCH 31, 2000 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1999

     Net Sales. Net sales increased $22.4 million, or 59.6%, to $60.0 million for the fiscal year ended March 31, 2000 from $37.6 million for the fiscal year ended March 31, 1999. We attribute the increase in net sales primarily to consumer products sales to United States direct and original equipment manufacturer customers, new product introductions, and expanded European distribution. Excluding the impact of the PiezoSensors and IC Sensors acquisitions, net sales increased 50.2% for the year ended March 31, 2000 as compared to the year ended March 31, 1999.

     Net sales of our Sensor business increased $8.8 million, or 123.9%, to $15.9 million for the fiscal year ended March 31, 2000 from $7.1 million for the fiscal year ended March 31, 1999. We attribute the increase to the February 2000 acquisition of IC Sensors, which contributed $2.3 million, and growth of the microfused product line.

     Net sales in the Consumer Products business increased $13.6 million, or 44.6%, to $44.1 million for the fiscal year ended March 31, 2000 from $30.5 million for the fiscal year ended March 31, 1999. Bathroom scale sales to United States direct and original equipment manufacturer customers increased 41.8%, as compared with the fiscal year ended March 31, 1999. The increase is attributable to the expansion of products offered as well as strong consumer spending. Other consumer product sales increased by 50.1% for the fiscal year ended March 31, 2000. For the fiscal year ended March 31, 2000, European sales were higher due to increased distribution and improved sales volumes to Korona, a German reseller of diversified housewares.

     Gross Profit. Gross profit increased $11.2 million, or 78.2%, to $25.5 million for the fiscal year ended March 31, 2000 from $14.3 million for the fiscal year ended March 31, 1999. Gross profit percentage increased to 42.5% for the fiscal year ended March 31, 2000 from 38.0% for the fiscal year ended March 31, 1999. This increase is the result primarily of increased volume, changes in product mix toward higher margin Sensor products, and manufacturing cost reductions.

     Selling, General, and Administrative. Selling, general, and administrative expenses increased $6.3 million, or 63.8%, to $16.1 million for the fiscal year ended March 31, 2000 from $9.8 million for the fiscal year ended March 31, 1999. Selling, general, and administrative expenses increased due to the PiezoSensors acquisition, increased United States sales that carry higher freight and commission costs, expansion of the sales and marketing group, and investments in infrastructure (both personnel and information technology related) to support the continued growth. The fiscal year ended March 31, 2000 selling, general, and administrative expense includes the impact of the IC Sensors acquisition.

     Research and Development. Research and development expenses increased $0.4 million, or 13.8%, to $3.4 million for the fiscal year ended March 31, 2000 from $2.9 million for the fiscal year ended March 31, 1999. During the fiscal year ended March 31, 2000, we received $1.6 million of customer funded development, as compared to $1.1 million during the fiscal year ended March 31, 1999. The increase in customer funded development for both the fiscal years ended March 31, 2000 and 1999 more than offset the additional expenses associated with the IC Sensors and PiezoSensors acquisitions and automotive related development projects.

     Interest Expense, Net. Net interest expense remained substantially the same during the fiscal years ended March 31, 2000 and 1999.

     Income Taxes. The income tax provision increased $1.2 million, or 195.3%, to $1.8 million for the fiscal year ended March 31, 2000 from $0.6 million for the fiscal year ended March 31, 1999. For the fiscal year ended March 31, 2000, our effective tax rate was 24.1% as compared to 25.6% for the fiscal year ended March 31, 1999. The foreign tax rates in effect during fiscal years ended March 31, 2000 and 1999 are lower than the United States rates. Deferred income taxes are not provided on our subsidiaries' undistributed earnings, which approximated $6.6 million at March 31, 2000, because those earnings are expected to be permanently reinvested.

FISCAL  YEAR  ENDED  MARCH 31, 1999 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1998

     Net Sales. Net sales increased $8.3 million, or 28.3%, to $37.6 million for the fiscal year ended March 31, 1999 from $29.3 million for the fiscal year ended March 31, 1998. We primarily attribute the increase in net sales to the PiezoSensors acquisition and expansion of consumer product offerings. Excluding the PiezoSensors acquisition, net sales increased 11.6% for the fiscal year ended March 31, 1999 as compared to the fiscal year ended March 31, 1998.

     Net sales of our Sensor business increased $4.8 million or 208.7% to $7.1 million, for the fiscal year ended March 31, 1999 from $2.3 million for the fiscal year ended March 31, 1998. We primarily attribute the increase in sales to the acquisition of PiezoSensors in August 1998.

     Net sales in the Consumer Products business increased $3.5 million, or 13.0%, for the fiscal year ended March 31, 1999 to $30.5 million from $27.0 million for the fiscal year ended March 31, 1998. The increase is attributable to expansion of product offerings as well as strong consumer spending. Other than bathroom scales, consumer product sales for the fiscal year ended March 31, 1999 increased 23.3% due in part to strong promotions in food scales and large-scale distribution of low priced postal scales. European sales were flat due to the impact of changes in the buying pattern of Korona, a German reseller of diversified housewares, and increased competition in the European market. However, these effects were partially offset by our expansion in other parts of Europe.

     Gross Profit. Gross profit increased $4.7 million, or 49.0%, to $14.3 million for the fiscal year ended March 31, 1999 from $9.6 million for the fiscal year ended March 31, 1998. The gross profit percentage increased to 38.0% for the fiscal year ended March 31, 1999 from 32.8% for the fiscal year ended March 31, 1998. These changes in 1999 were effected primarily by increased volume, changes in product mix toward higher margin Sensor business products, and manufacturing cost reductions.

     Selling, General, and Administrative. Selling, general, and administrative expenses increased $3.1 million, or 46.3%, for the fiscal year ended March 31, 1999 to $9.8 million from $6.7 million for the fiscal year ended March 31, 1998. The increase is due to the PiezoSensors acquisition, increased United States sales that carry higher freight and commissions, expansion of the sales and marketing group, and investments in infrastructure in order to support the continued growth.

     Research and Development. Research and development expenses increased $0.9 million, or 45.0%, to $2.9 million for the fiscal year ended March 31, 1999 from $2.0 million for the fiscal year ended March 31, 1998. During the fiscal year ended March 31, 1999, we received $1.1 million of customer funded development, as compared to $15,000 during the fiscal year ended March 31, 1998. The increase in expenses excluding customer funding is primarily due to the PiezoSensors acquisition, partially offset by additional design work being performed in our lower cost China facility. The increase in customer funding for 1999 more than offset the additional expenses associated with the PiezoSensors acquisition and automotive related development projects.

     Interest Expense, Net. Net interest expense increased to $0.3 million for the fiscal year ended March 31, 1999 from $80,000 for the fiscal year ended March 31, 1998 due to interest costs on increased borrowing on our line of credit.

     Income Taxes. The income tax provision increased $0.5 million to $0.6 million for the fiscal year ended March 31, 1999 from $0.1 million for the fiscal year ended March 31, 1998. For the fiscal year ended March 31, 1999, our effective tax rate was 25.6%, which is lower than the federal and state statutory rates of approximately 40% due primarily to lower tax rates on foreign earnings. For the fiscal year ended March 31, 1998, our effective tax rate was 11.6%, primarily as a result of lower tax rates on foreign earnings as well as a $0.1 million reduction in the valuation reserve related to the alternative minimum tax credit carryforward. The effective tax rate increased for the fiscal year ended March 31, 1999 as a result of higher domestic earnings.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Our net working capital was approximately $23.6 million at March 31, 2001, compared to approximately $6.0 million at March 31, 2000. Our net working capital was higher primarily due to increases in our inventory resulting from acquisitions, higher sales, increases to support moving selected manufacturing to China, and lower than forecast sales of our Park-Zone product line. At March 31, 2001, our current ratio was 1.9 compared to 1.4 at March 31, 2000. Cash decreased to $0.6 million at March 31, 2001, compared to $1.9 million at March 31, 2000. Operating activities for the year ended March 31, 2001 used $4.8 million of cash, primarily to finance increased accounts receivable and inventory. Investing activities for the year ended March 31, 2001 used $23.6 million to fund capital expenditures and the Schaevitz Sensors acquisition. Financing activities for the year ended March 31, 2001 provided $27.1 million, primarily due to increased borrowings.

     Capital expenditures for the year ended March 31, 2001 were $5.7 million, consisting mainly of computer equipment and related software, production equipment, and tooling. At March 31, 2001, there were no significant commitments for capital expenditures. We continue to finance our capital expenditure requirements with internally generated cash flow and our revolving credit facility.

     At March 31, 2001, there was an outstanding balance of approximately $14.7 million under our line of credit. Our line of credit provides for a maximum amount available of $17.0 million, of which $10.0 million is available for general corporate purposes and $7.0 million is available only for working capital purposes. Up to $3.5 million of the credit facility may be denominated in British pounds. As of March 31, 2001, the entire amount of this portion of the facility was utilized. Borrowings are limited to the sum of eligible accounts receivable and inventories and are collateralized by a senior security interest in substantially all our assets. The line of credit expires August 7, 2002. Borrowings bear interest at a maximum of the lesser of the bank's prime rate plus 1.0% or the LIBOR rate plus 2.75%. Should we achieve certain financial ratios, the lowest rate becomes the lesser of the bank's prime rate plus 0.5% or a LIBOR rate plus 2.25%. The line of credit requires annual payment of a commitment fee equal to 0.375% of the unutilized available balance. Additionally, we are required to maintain minimum profitability ratios, to limit capital expenditures and advances to subsidiaries, and we must seek the consent of the bank for the payment of dividends and to complete acquisitions or divestitures.

     In connection with the acquisition of Schaevitz Sensors, we repaid the outstanding balance of a previous term loan and entered into a $25.0 million term loan. As of March 31, 2001, there was $22.0 million outstanding under the term loan. The term loan bears interest at the LIBOR rate plus 3.25%. The term loan requires quarterly repayments of principal and interest of $4.0 million per annum through 2006 and $2.0 million in 2007. Additional principal payments are required if our cash flow exceeds certain levels. The term loan is collateralized by a senior security interest in substantially all of our assets. Additionally, we are required to maintain minimum profitability ratios, to limit our capital expenditures and advances to subsidiaries, and we must seek the consent of our bank for the payment of dividends and to complete acquisitions or divestitures. Further expansion of our financing requirements is likely to require additional resources. We believe that suitable resources for expansion of our financing requirements will be available, though no assurance can be given.

     We have not declared cash dividends on our common equity. Management expects that earnings that may be generated from our near-term operations will be substantially reinvested and, accordingly, dividends will not be paid to common shareholders in the short term. Additionally, the payment of dividends is subject to the consent of the bank with which we have a revolving credit agreement.

     At present, there are no material restrictions on the ability of our Hong Kong subsidiary or English subsidiary to transfer funds to us in the form of cash dividends, loans, advances, or purchases of materials, products, or services. Distribution and repatriation of dividends by our China subsidiary are restricted by Chinese laws and regulations, including currency exchange controls.

     We believe that cash and cash equivalents, net proceeds from our pending public offering of common stock, and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditures requirements for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy liquidity needs, we might need to raise additional funds through a public or private financing, strategic relationship, or other arrangements. We cannot assure you that additional funding, if needed, will be available to us or will be available on terms that we believe are attractive. If we fail to raise capital when needed, it could harm our business. If we raise additional funds through the issuance of equity securities, the percentage ownership of our shareholders would be reduced.

     We believe that inflation has not had a material effect on our business. We compete on the basis of product design, features, and value. Accordingly, our revenues generally have kept pace with inflation, notwithstanding that inflation in the countries where our subsidiaries are located has been consistently higher than inflation in the United States. We have ongoing cost reduction programs, resulting in improved competitiveness and gross margins.
Increases in labor costs have not had a significant impact on our business because most of our employees are in China, where prevailing labor costs are low. Additionally, we believe that while we have not experienced any significant increases in materials costs such increases are likely to affect the entire electronics industry and, accordingly, may not have a significant adverse effect on our competitive position.

SUBSEQUENT  EVENTS

     On March 29, 2001, we filed a registration statement with the Securities and Exchange Commission to issue 1,750,000 shares of common stock. We intend to utilize a portion of the proceeds of the offering to fund the proposed acquisition discussed below.

     On June 7, 2001, we signed an agreement to purchase all of the outstanding shares of Terraillon Holdings Limited, "Terraillon" a European manufacturer of branded consumer bathroom and kitchen scales. We will pay a total of $17.0 million to acquire Terraillon. The purchase price will be paid as follows: (i) $4.96 million in cash and (ii) 390,494 in shares of our common stock. In addition, we will pay the majority stockholder of Terraillon $5.24 million to forgive an equal amount of indebtedness owed to it by Terraillon. Additionally, the Company will assume up to $4.0 million of Terraillon debt. The number of shares of our common stock to be issued at the closing was calculated using 95% of the average closing price of our common stock for the thirty trading dates prior to and including April 30, 2001, for an agreed value of $6.8 million. The closing of this acquisition is subject to the fulfillment of customary closing conditions including: (i) receipt of regulatory approval from the Irish Minister for Enterprise, Trade and Employment, (ii) receipt of approval by our bank lenders, and (iii) our obtaining adequate financing. We intend to use a portion of the proceeds of the public offering of common stock described above to fund the cash payments described above. We cannot give you any assurance that the contingencies related to our acquisition of Terraillon will be satisfied in a timely manner, or at all. Any party may terminate the acquisition agreement if the closing has not occurred on or before the close of business in Ireland on July 5, 2001.

NEW  ACCOUNTING  STANDARDS

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (''SFAS 133''). SFAS 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement.

     We adopted SFAS 133 as of April 1, 2001. Accounting for interest rate swaps held by us will be affected by implementation of this standard. The earnings impact of the transition adjustments related to the initial adoption of the standard will not be material.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101, ''Revenue Recognition,'' to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Our policies on revenue recognition are consistent with this bulletin.

     In March 2000, the Financial Accounting Standards Board issued Financial Interpretation No. 44 (FIN 44), ''Accounting for Certain Transactions Involving Stock Compensations - and Interpretation of APB No. 25.'' FIN 44 clarifies the application of APB 25 for certain issues including: (a) the definition of an employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the definition of the date of granting employee stock options, and (d) the accounting consequences of various modifications to the terms of a previously fixed stock option or award. FIN 44 became effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which became effective after December 15, 1998. We adopted in the accompanying financial statements the provisions for the definition of the grant date for options whose grant was subject to shareholder approval. The adoption of FIN 44 had no material impact on the accompanying financial statements.


ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK


QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     We are exposed to a certain level of foreign currency exchange risk and interest rate risk.

FOREIGN  CURRENCY  RISK

     The majority of our net sales are priced in United States dollars. Our costs and expenses are priced in United States dollars, Hong Kong dollars, Chinese renminbi, and British pounds. Accordingly, the competitiveness of our products relative to products produced domestically (in foreign markets) may be affected by the performance of the United States dollar compared with that of its foreign customers' currencies. Additionally, we are exposed to the risk of foreign currency transaction and translation losses which might result from adverse fluctuations in the values of the Hong Kong dollar, the Chinese renminbi, and the British pound. These factors will similarly apply following our planned acquisition of Terraillon, which derives a significant portion of its net sales in French francs. At March 31, 2001, we had net liabilities of $4.4 million subject to fluctuations in the value of the Hong Kong dollar, and net assets of $8.4 million subject to fluctuations in the value of the British pound, and net assets of $12.6 million subject to fluctuations in the value of the Chinese renminbi.

     Fluctuations in the value of the Hong Kong dollar have not been significant since October 17, 1983, when the Hong Kong government tied the value of the Hong Kong dollar to that of the United States dollar. However, there can be no assurance that the value of the Hong Kong dollar will continue to be tied to that of the United States dollar. China adopted a floating currency system on January 1, 1994, unifying the market and official rates of foreign exchange. China approved current account convertibility of the Chinese renminbi on July 1, 1996, followed by formal acceptance of the International Monetary Fund's Articles of Agreement on December 1, 1996. These regulations eliminated the requirement for prior government approval to buy foreign exchange for ordinary trade transactions, though approval is still required to repatriate equity or debt, including interest thereon. There can be no assurance that these currencies will remain stable or will fluctuate to our benefit.

     To manage our exposure to foreign currency and translation risks, we may purchase currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices. However, to date we have not done so.

INTEREST  RATE  RISK

     We have entered into a $25.0 million term loan, which bears interest at the LIBOR rate plus 3.25% (8.13% as of March 31, 2001). Such term loan requires quarterly repayments of $1.0 million on an annual basis, through 2006.

     As a hedge of our interest rate risk associated with the term loan, we entered a rate swap transaction with our lender through June 1, 2004. Additional payments required pursuant to the swap transaction were $0.2 million for fiscal year ended March 31, 2001. The swap transaction has an initial notional amount of $14.0 million with an effective fixed rate of 10.23%. As of March 31, 2001, $22.0 million was outstanding under this term loan.

     Our bank line of credit provides for a maximum amount available of $17.0 million until the agreement's expiration on August 7, 2002. Borrowings bear interest at a maximum of the lesser of the bank's prime rate plus 1.0% or the LIBOR rate plus 2.75% (7.33% as of March 31, 2001). Should we achieve certain financial ratios, the lowest rate becomes the lesser of the bank's prime rate plus 0.5% or the LIBOR rate plus 2.25%. At the March 31, 2001, $14.7 million was outstanding under the bank line of credit. We have not entered into any interest rate risk management agreements related to such bank line of credit.

     The table below provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and long-term debt. For debt obligations, the table presents principal cash flows and the related weighted average interest rates (experienced during the year ended March 31, 2001) by maturity date. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates at March 31, 2001.

                                                March 31,
                           ----------------------------------------------------
                                          Expected Maturity Date
                            2002     2003     2004     2005     2006     2007
                           -------  -------  -------  -------  -------  -------
Long-term debt:            $4,000   $4,000   $4,000   $4,000   $4,000   $2,000
    Variable Rate            8.47%    7.24%    7.72%    8.05%    8.36%    8.56%
    Average interest rate    9.00%    7.60%    7.56%    7.94%    8.27%    8.53%
Interest Rate Swaps:
Notional principal amount  $7,000   $5,000   $3,000   $    0
    Variable Rate           10.23%   10.23%   10.23%   10.23%
    Average Interest Rate    9.00%    7.60%    7.56%    7.94%

ITEM  8.    FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The financial statements and supplementary data, together with the report thereon by our Independent Certified Public Accountants, are listed below in
Item  14.  Exhibits,  Financial  Statement  schedules  and  Reports on Form 8-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We engaged Arthur Andersen LLP as its new independent accountants effective September 18, 2000. During the two most recent fiscal years and through September 18, 2000, we have not consulted with Arthur Andersen LLP concerning the our financial statements, including the application of accounting principles to a specific transaction (proposed or completed) or the type of audit opinion that might be rendered on our financial statements or any matter that was wither the subject of a "disagreement" or "reportable event" (as such terms are defined in Item 304 of Regulation S-K) with the previous independent accountants.

PART  III

ITEM  10.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by this item is incorporated by reference from the information under the caption "Management" contained in our definitive Proxy Statement which will be filed on or before July 29, 2001 with the Securities and Exchange Commission in connection with Registrant's 2001 annual meeting of stockholders.

ITEM  11.    EXECUTIVE  COMPENSATION

     The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" contained in our definitive Proxy Statement which will be filed on or before July 29, 2001 with the Securities and Exchange Commission in connection with Registrant's 2001 annual meeting of stockholders.

ITEM  12.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in our definitive Proxy Statement which will be filed on or before July 29, 2001 with the Securities and Exchange Commission in connection with Registrant's 2001 annual meeting of stockholders.

ITEM  13.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" contained in our definitive Proxy Statement which will be filed on or before August 17, 2001 with the Securities and Exchange Commission in connection with Registrant's 2001 annual meeting of stockholders.

PART  IV

ITEM  14.    EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES, AND REPORTS ON FORM 8-K

     The following financial statements and schedules are filed at the end of this report, beginning on page F-l.

     Other schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                                                                    Pages
                                                                    -----
Report  of Independent Certified Public Accountants                  F-1 to F-2

Consolidated  Statements  of  Income  for  the  Years  Ended
     March  31,  2001,  2000,  and 1999                              F-3

Consolidated  Balance  Sheets  as  of  March  31,  2001  and  2000
                                                                     F-4 to F-5

Consolidated Statements of Shareholders' Equity for the Years Ended
     March  31,  2001,  2000  and  1999                              F-6

Consolidated  Statements  of  Cash  Flows  for  the  Years  Ended
     March  31,  2001,  2000  and  1999                              F-7

Notes to Consolidated Financial Statements                           F-8 to F-24

Schedule II - Valuation and Qualifying Accounts, for the Years Ended
     March  31,  2001,  2000  and  1999                             S-1

Exhibits


Exhibit Number                                  Description
--------------                                  -----------

3.1  #          Second  Restated  Certificate  of Incorporation of Measurement
                Specialties,  Inc.
3.2             Bylaws of Measurement Specialties, Inc.
4.1 ##          Specimen Certificate for shares of common stock of Measurement Specialties, Inc.
10.1 #          Supply and Distribution Agreement dated September 26, 1997 between Korona
                GmbH & Co. KG and Measurement Specialties, Inc.
10.2 ###        Product Line Acquisition Agreement dated January 5, 2000 between Exeter
                Technologies, Inc., Dr. Michael Yaron and Measurement Specialties, Inc.
10.3 *          Stock Purchase Agreement dated February 11, 2000 between PerkinElmer, Inc. and
                Measurement Specialties, Inc.
10.4 **         Purchase Agreement dated August 4, 2000 between TRW Sensors & Components,
                Inc. and Measurement Specialties, Inc.
10.5 ***        Asset Purchase Agreement dated August 14, 1998 between AMP Incorporated, The
                Whitaker Corporation and Measurement Specialties, Inc.
10.6 ##         Measurement Specialties, Inc. 1995 Stock Option Plan
10.7 +          Measurement Specialties, Inc. 1998 Stock Option Plan
10.8 ##         Lease dated December 30, 1999 between Hollywood Place Company Limited and
                Measurement Limited for property in Kowloon, Hong Kong
10.9 ##         Lease dated September 14, 1977 between Schaevitz E.M. Limited and Slough
                Trading Estate Limited for property in Slough, England
10.10 ##        Deed of Variation dated July 14, 1992 of Lease between Slough Trading Estate
                Limited and Lucas Schaevitz Limited
10.11 ##        Assignment dated August 4, 2000 of Lease from Lucas Schaevitz Limited to
                Measurement Specialties (England) Limited
10.12 ##        Licence to Assign dated August 4, 2000 between Slough Trading Estate Limited,
                Lucas Schaevitz Limited, Measurement Specialties (England) Limited and
                Measurement Specialties, Inc. for property in Slough, England
10.13 ##        Lease dated May 5, 1994 between Transcube Associates and Measurement
                Specialties, Inc. for property in Fairfield, New Jersey
10.14 ##        First Amendment dated February 24, 1997 to Lease between Transcube Associates and Measurement Specialties, Inc.
10.15 ##        Second Amendment dated July 10, 2000 to Lease between Transcube Associates and
                Measurement Specialties, Inc.
10.16 ##        First Amendment dated February 1, 2001 to Lease between Kelsey-Hayes Company and Measurement Specialties, Inc.
10.17           Lease Agreement and all amendments for property in Valley Forge, Pennsylvania
10.18           Lease Agreement and all amendments for property in Milpitas, California
10.19           Lease Agreements for property in Shenzhen, China
10.20           Lease dated August 4, 2000 between Kelsey-Hayes Company and Measurement
                Specialties, Inc. for property in Hampton, Virginia
10.21           Letter of Intent dated March 23, 2001 between Terraillon Holdings Limited and
                Measurement Specialties, Inc.
10.22           Amended and Restated Revolving Credit, Term Loan and Security Agreement dated as of February 28, 2001 among Measurement Specialties, Inc., Measurement UK
                Limited, Summit Bank, The Chase Manhattan Bank and First Union as agent and all amendments.
10.23           Agreement for the Purchase of the Share Capital of Terraillon Holdings Limited,


                dated 7 June 2001, among Hibernia Development Capital Partners I ilp, Hibernia
                Development Capital Partners II ilp, Fergal Mulchrone and Chris Duggan and
                Andrew Gleeson and Measurement Specialties, Inc.
21.1 ##         Subsidiaries

_______________________

#     Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on February 3, 1998 and incorporated herein by reference.

##    Previously  filed  with  the  Securities  and  Exchange  Commission  as an
Exhibit to the Registration Statement on Form S-1 on March 29, 2001 and incorporated herein by reference.

###   Previously  filed  with  the  Securities  and  Exchange Commission  as  an
Exhibit to the Quarterly Report on Form 10-Q on February 14, 2000 and incorporated herein by reference.

* Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on March 1, 2000.

**    Previously  filed  with  the  Securities  and  Exchange  Commission as  an
Exhibit  to  the  Current  Report  of  Form  8-K  on  August  22,  2000.

***   Previously  filed  with  the  Securities  and  Exchange Commission  as  an
Exhibit  to  the  Current  Report  on  Form  8-K/A  filed  on  August  27, 1998.

+     Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on August 18, 1998.

Reports  on  Form  8-K

During  the  three  months ended March 31, 2001, we did not file reports on Form
8-K.

The SEC maintains a site on the world wide web, at <http://www.sec.gov>, which contains reports, proxy and information statements and other information regarding registrants which file electronically with the SEC, pursuant to its Electronic Data Gathering and Retrieval ("EDGAR") program. EDGAR filings generally are made available within 24 hours of filing. Our electronic filings may be found at <http://www.sec.gov/cgi-bin/srch-edgar?0000778734>.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEASUREMENT  SPECIALTIES,  INC.


By:     /s/  Joseph  R.  Mallon, Jr.                              July    , 2001
        Joseph  R.  Mallon,  Jr.
        Chief  Executive  Officer  and  Chairman
        of  the  Board  of  Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Joseph  R.  Mallon,  Jr.                                   July   ,  2001
Joseph R. Mallon, Jr., principal executive officer


/s/  Kirk  J.  Dischino                                         July   ,  2001
Kirk J. Dischino, principal financial and accounting officer

A  majority  of  the  Board  of  Directors:

     /s/  Joseph  R.  Mallon,  Jr.                              July   ,  2001
     Joseph  R.  Mallon,  Jr.,  Chairman

     /s/  John  D.  Arnold                                      July   ,  2001
     John  D.  Arnold,  Director

     /s/  Theodore  J.  Coburn                                  July   ,  2001
     Theodore  J.  Coburn,  Director

     /s/  Damon  Germanton                                      July   ,  2001
     Damon  Germanton,  Director

     /s/  Steven  P.  Petrucelli                                July   ,  2001
     Steven  P.  Petrucelli,  Director

     /s/  Dan  J.  Samuel                                       July   ,  2001
     The  Hon.  Dan  J.  Samuel,  Director

REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS

To the Board of Directors and Shareholders of Measurement Specialties, Inc:

We have audited the accompanying consolidated balance sheet of Measurement Specialties, Inc. (a New Jersey corporation) and subsidiaries as of March 31, 2001, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, appearing on pages F-3 to F-24 of this Form 10-K, present fairly, in all material respects, the financial position of Measurement Specialties, Inc. and subsidiaries as of March 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule appearing on page S-1 of this Form 10-K is presented for purposes of complying with the Securities and Exchange
Commission's rules and is not part of the basic financial statements. This schedule, for the year ended March 31, 2001, has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states, in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR  ANDERSEN  LLP

Roseland,  New  Jersey
June  4,  2001

REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS

To the Board of Directors and Shareholders of Measurement Specialties, Inc:

We have audited the accompanying consolidated balance sheet of Measurement Specialties, Inc. and subsidiaries as of March 31, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Measurement Specialties, Inc. and subsidiaries as of March 31, 2000, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the schedule appearing on page S-1 for the two years in the period ended March 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT  THORNTON  LLP

Edison,  New  Jersey
May  25,  2000

                                 MEASUREMENT SPECIALTIES, INC.
                               CONSOLIDATED STATEMENTS OF INCOME


                                                                 FOR THE YEAR ENDED MARCH 31,
                                                                 -----------------------------
($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                          2001       2000      1999
---------------------------------------------------------------  ---------  --------  --------
Net sales                                                        $103,095   $59,997   $37,596
Cost of goods sold                                                 58,782    34,524    23,304
                                                                 ---------  --------  --------
  Gross profit                                                     44,313    25,473    14,292
                                                                 ---------  --------  --------

Operating expenses (income):
  Selling, general and administrative                              29,232    16,132     9,846
  Research and development                                          5,082     3,360     2,927
  Customer funded development                                      (4,132)   (1,611)   (1,105)
                                                                 ---------  --------  --------
    Total operating expenses                                       30,182    17,881    11,668
                                                                 ---------  --------  --------

  Operating income                                                 14,131     7,592     2,624

  Interest expense, net of interest income of $20, $99 and $25
    in 2001, 2000, and 1999, respectively                           2,634       287       251
  Other (income) expense                                             (293)       17        49
                                                                 ---------  --------  --------

Income before income taxes                                         11,790     7,288     2,324
Income tax expense                                                  2,829     1,757       595
                                                                 ---------  --------  --------
Net income                                                       $  8,961   $ 5,531   $ 1,729
                                                                 =========  ========  ========
Earnings per common share
  Basic                                                          $   1.10   $  0.73   $  0.24
                                                                 =========  ========  ========
  Diluted                                                        $   0.99   $  0.64   $  0.23
                                                                 =========  ========  ========

Weighted average number of common and common equivalent
shares outstanding:
  Basic                                                             8,144     7,612     7,202
                                                                 =========  ========  ========
  Diluted                                                           9,045     8,696     7,476
                                                                 =========  ========  ========

        The accompanying notes are an integral part of these statements.

                            MEASUREMENT SPECIALTIES, INC.
                             CONSOLIDATED BALANCE SHEETS


                                                               MARCH 31,    MARCH 31,
($ IN THOUSANDS EXCEPT SHARE AMOUNTS)                             2001        2000
-------------------------------------------------------------  ----------  ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                    $      593  $    1,882
  Accounts receivable, trade, net of allowance for doubtful
    accounts of $833 in 2001 and $318 in 2000                      14,935       8,181
  Inventories                                                      31,868       9,136
  Deferred income taxes                                             2,180       1,084
  Prepaid expenses and other current assets                         1,137         647
                                                               ----------  ----------
    Total current assets                                           50,713      20,930
                                                               ----------  ----------

PROPERTY AND EQUIPMENT, NET                                        17,069       9,755
                                                               ----------  ----------

OTHER ASSETS:
 Goodwill, net of accumulated amortization of
 $973 in 2001 and $265 in 2000                                     12,606       5,553
 Other intangible assets, net of accumulated amortization of
 $178 in 2001 and $36 in 2000                                       1,089         741
 Deferred income taxes                                              2,055       2,153
 Other assets                                                       2,805         479
                                                               ----------  ----------
                                                                   18,555       8,926
                                                               ----------  ----------
Total Assets                                                   $   86,337  $   39,611
                                                               ==========  ==========

      The accompanying notes are an integral part of these balance sheets.

                                  MEASUREMENT SPECIALTIES, INC.
                                   CONSOLIDATED BALANCE SHEETS


                                                                         MARCH 31,    MARCH 31,
($ IN THOUSANDS EXCEPT SHARE AMOUNTS)                                      2001         2000
----------------------------------------------------------------------  -----------  -----------
LIABILITIES  AND  SHAREHOLDERS'  EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                     $    4,000   $    1,000
  Accounts payable                                                          13,713        6,827
  Income taxes payable                                                       2,103          621
  Accrued compensation                                                       2,579        1,654
  Accrued acquisition costs                                                    604        1,205
  Accrued expenses and other current liabilities                             4,118        3,600
                                                                        -----------  -----------
    Total current liabilities                                               27,117       14,907
                                                                        -----------  -----------
OTHER LIABILITIES:
  Long-term debt, net of current portion                                    32,736        9,000
  Other liabilities                                                          1,003          897
                                                                        -----------  -----------
                                                                            33,739        9,897
                                                                        -----------  -----------
    Total liabilities                                                       60,856       24,804
                                                                        -----------  -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Serial preferred stock; 221,756 shares authorized; none outstanding
  Common stock, no par value; 20,000,000 shares authorized;
   8,333,340 and 7,979,840 shares issued and outstanding in 2001
   and 2000, respectively                                                    5,502        5,502
  Additional paid-in capital                                                 3,769        2,042
  Retained earnings                                                         16,225        7,264
  Accumulated other comprehensive loss                                         (15)          (1)
                                                                        -----------  -----------
           Total shareholders' equity                                       25,481       14,807
                                                                        -----------  -----------
Total Liabilities and Shareholder's Equity                              $   86,337   $   39,611
                                                                        ===========  ===========

      The accompanying notes are an integral part of these balance sheets.

                                                  MEASUREMENT SPECIALTIES, INC.
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                          For the years ended March 31, 2001, 2000 and 1999
                                          -------------------------------------------------


                                                                                         Accumulated
                                                                 Additional                 Other
                                                        Common    paid-in    Retained    Comprehensive             Comprehensive
($IN THOUSANDS EXCEPT SHARE AMOUNTS)                     stock    capital    Earnings        Loss        Total        Income
------------------------------------------------------  -------  ----------  ---------  --------------  --------  --------------
Balance, March 31, 1998                                 $ 5,502  $       75  $       4  $          (1)  $ 5,580

 Comprehensive income, March 31, 1999:

  Net income                                                  -           -      1,729              -     1,729           1,729
                                                                                                                  --------------
 Comprehensive income                                                                                             $       1,729
                                                                                                                  ==============
163,000 common shares issued upon exercise of options         -         233          -              -       233
                                                        -------  ----------  ---------  --------------  --------
Balance, March 31, 1999                                   5,502         308      1,733             (1)    7,542

 Comprehensive income, March 31, 2000:

  Net income                                                  -           -      5,531              -     5,531           5,531
                                                                                                                  --------------
 Comprehensive income                                                                                             $       5,531
                                                                                                                  ==============
Tax benefit on exercise of options                            -         610          -              -       610
652,266 common shares issued upon exercise of options         -       1,124          -              -     1,124
                                                        -------  ----------  ---------  --------------  --------
Balance, March 31, 2000                                   5,502       2,042      7,264             (1)   14,807

 Comprehensive income, March 31, 2001:

  Net income                                                  -           -      8,961              -     8,961           8,961

  Currency translation adjustment                             -           -          -            (14)      (14)            (14)
                                                                                                                  --------------
 Comprehensive income                                                                                             $       8,947
                                                                                                                  ==============
Tax benefit on exercise of options                            -         924          -              -       924
353,500 common shares issued upon exercise of options         -         803          -              -       803
                                                        -------  ----------  ---------  --------------  --------
BALANCE, MARCH 31, 2001                                 $ 5,502  $    3,769  $  16,225  $         (15)  $25,481
======================================================  =======  ==========  =========  ==============  ========

        The accompanying notes are an integral part of these statements.

                                      MEASUREMENT SPECIALTIES, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           For the year ended March 31,
                                                                          ------------------------------
($ IN THOUSANDS)                                                            2001       2000       1999
------------------------------------------------------------------------  ---------  ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $  8,961   $  5,531   $ 1,729
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
      Depreciation and amortization                                          2,803      2,083     1,118
      Provision for doubtful accounts                                          617         (8)      199
      Provision for warranty                                                   380        (80)      403
      Deferred income taxes                                                   (998)         8       (56)
      Tax benefit on exercise of stock options                                 924        610         -
      Net changes in operating assets and liabilities, excluding the effect of acquisitions:
        Accounts receivable, trade                                          (3,179)    (1,020)   (1,193)
        Inventories                                                        (18,828)    (3,417)      275
        Prepaid expenses and other current assets                             (455)      (324)        9
        Other assets                                                          (841)      (151)       73
        Accounts payable, trade                                              3,757      2,760       831
        Accrued expenses and other liabilities                               2,034      2,137        86
                                                                          ---------  ---------  --------
    Net cash (used in) provided by operating activities                     (4,825)     8,129     3,474
                                                                          ---------  ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                       (5,653)    (2,510)     (898)
  Purchases of intangible assets                                               (40)    (1,121)     (110)
  Acquisition of businesses, net of cash acquired                          (17,860)   (12,368)   (3,985)
                                                                          ---------  ---------  --------
    Net cash used in investing activities                                  (23,553)   (15,999)   (4,993)
                                                                          ---------  ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) under bank line of credit agreement, net          14,736          -       (21)
  Proceeds from long term debt                                              25,000     10,000     4,000
  Repayments of long term debt                                             (13,000)    (3,800)     (200)
  Payment of deferred financing costs                                         (450)      (283)      (85)
  Proceeds from exercise of options and warrants                               803      1,124       233
                                                                          ---------  ---------  --------
    Net cash provided by financing activities                               27,089      7,041     3,927
                                                                          ---------  ---------  --------

Net change in cash and cash equivalents                                     (1,289)      (829)    2,408
Cash and cash equivalents, beginning of year                                 1,882      2,711       303
                                                                          ---------  ---------  --------

Cash and cash equivalents, end of year                                    $    593   $  1,882   $ 2,711
                                                                          =========  =========  ========


SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest                                                                  $  2,409   $    368   $   249
Income taxes                                                                   817        681       102

        The accompanying notes are an integral part of these statements.

Notes  to  Consolidated  Financial  Statements
MARCH  31,  2001

($  IN  THOUSANDS  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS)

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND DESCRIPTION OF BUSINESS:

Description  of  business:

Measurement Specialties, Inc., a New Jersey Corporation, ("MSI" or "the Company") is a designer and manufacturer of sensors and sensor-based consumer products. The Company produces a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics, including pressure, motion, force, displacement, angle, flow and distance. The Company has a Sensor segment and a Consumer Products segment. The Sensor segment designs and manufacturers sensors for leading original equipment manufacturers for electronic, automotive, medical, military and industrial applications. The sensor products include pressure sensors, custom microstructures and accelerometers. The Consumer Products segment designs and manufacturers sensor based consumer products which are sold to leading retailers and distributors in both the United States and Europe. The consumer products include bathroom and kitchen scales, tire pressure gauges, and distance estimators.

Principles  of  consolidation:

The consolidated financial statements include the accounts of MSI and its wholly owned subsidiaries (the "Subsidiaries"); Measurement Limited, organized in Hong Kong ("ML"), Jingliang Electronics (Shenzhen) Co. Ltd. ("JL"), organized in the People's Republic of China ("China"), IC Sensors Inc. ("IC Sensors") and
Measurement Specialties, UK Limited, organized in the United Kingdom, all collectively referred to as the "Company." As discussed in Note 2, on February 14, 2000, the Company acquired the stock of IC Sensors from Perkin Elmer Inc. and on August 4, 2000, acquired certain assets and assumed certain liabilities of the Schaevitz Sensors business based in Virginia and the United Kingdom (collectively "Schaevitz") from TRW Components, Inc. (TRW). Results of operations of acquired subsidiaries are included in the consolidated results of operations from their date of acquisition. All significant intercompany balances and transactions have been eliminated.

Use  of  estimates:

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash  equivalents:

The Company considers highly liquid investments with maturities of up to three months, when purchased, to be cash equivalents.

Inventories:

Inventories are stated at the lower of cost or market. The FIFO (first-in, first-out) method is utilized to determine cost for the Company's inventories.

Property  and  equipment:

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, generally three to ten years. Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives of the assets. Normal maintenance and repairs of property and equipment are expensed as incurred. Renewals, betterments and major repairs that materially extend the useful life of property and equipment are capitalized.

Income  taxes:

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of existing assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Tax benefits from early disposition of the stock by employees of incentive stock options and from exercise of non-qualified stock options are credited to additional paid-in capital.

Foreign  currency  translation  and  transactions:

The functional currency of the Company's foreign operations is the applicable local currency. The foreign subsidiaries' assets and liabilities are translated into United States dollars using exchange rates in effect at the balance sheet date and their operations are translated using the average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of other comprehensive income (loss). Foreign currency transaction gains and losses are included in operations.

Intangible  assets:

Intangible assets, consisting of patents and covenants not to compete, are being amortized on a straight-line basis over their estimated useful life which ranges from three to ten years. Goodwill, which represents the excess of cost over the net identifiable assets of acquired businesses is being amortized on a straight-line basis over its estimated useful life which ranges from seven to fifteen years. The Company continually evaluates whether events and circumstances indicate that the remaining estimated useful life of intangible assets may warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable. To make this evaluation, the Company will estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company would recognize an impairment loss. Management does not believe any such events have occurred.

Revenue  recognition:

Revenue is recorded when products are shipped, at which time title generally passes to the customer. Certain consumer products may be sold with a provision allowing the customer to return a portion of products not sold to third party customers. Upon shipment, the Company provides for allowances for returns and warranties based upon historical and estimated return rates.

The Company utilizes manufacturing representatives as sales agents for certain of the Company's products. Such representatives do not receive orders directly from customers, take title to or physical possession of products, or invoice customers. Accordingly, revenue is recognized upon shipment to the customer.

Certain consumer products are sold under "private label" arrangements with various distributors. Such products are manufactured to the distributor's specifications. The Company is not responsible for the ultimate sale to third party customers and therefore records revenue upon shipment.

Research  and  development:

Research and development expenditures are expensed as incurred. Customer funding is recognized as a reduction in research and development expense when earned.

Warranty  reserve:

Consumer products generally are marketed under warranties to end users of up to ten years. The Company provides for estimated product warranty obligations at the time of sale, based on its historical warranty claims experience. This estimate is susceptible to changes in the near term based on introductions of new products, product quality improvements and changes in end user behavior.

Comprehensive  income  (loss):

Comprehensive income (loss) consists of net income or loss for the current period and foreign currency translation adjustments. Comprehensive income (loss) does not differ materially from net income of the Company.

Stock  based  compensation:

As permitted by SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25") in accounting for its employee stock options. Under APB 25, when the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has presented the additional pro forma disclosures required by SFAS 123, in Note 11.

Interest  rate  swaps:

The Company uses interest rate swaps to manage interest rate risk. It has entered into interest rate swap agreements which are intended as a hedge of interest rate risk against specifically identified variable rate debt. The differentials to be received or paid are recognized over the life of the contract as an adjustment to interest expense. See Note 5 for further discussion.

New  accounting  pronouncements:

In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement.

The Company adopted SFAS 133 as of April 1, 2001. Accounting for interest rate swaps held by the Company will be affected by implementation of this standard. The earnings impact of the transition adjustments related to the initial adoption of the standard will not be material.

Shipping  and  handling  costs:

In September 2000, the Financial Accounting Standards Board issued Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs," which provides for shipping and handling costs to be recorded in cost of sales. The Company adopted EITF 00-10 in the current year and has reclassified prior year financial statements to conform to this presentation.

Reclassifications:

Certain reclassifications have been made to the prior year financial statements in order to conform to the current year presentation.

2.  ACQUISITIONS:

On August 4, 2000, the Company acquired Schaevitz. Schaevitz designs and manufacturers a variety of tilt, displacement and pressure transducers and transmitters in the United States and Europe which are sold worldwide. The acquisition was accounted for as a purchase, and accordingly, the consolidated financial statements include the operations of Schaevitz from the date of acquisition. The purchase price of assets purchased and liabilities assumed was based on management's preliminary estimate of fair values at the date of acquisition. Therefore, the purchase price allocation may be revised based on a change in these estimates. The aggregate cash paid was $17,860 (including payment to TRW of $16,775 and closing costs of $1,085). The excess of the purchase price over the net assets acquired (principally goodwill) of $6,998 is being amortized over 15 years. The transaction was financed with a term loan issued by a syndicate of lending institutions led by the Company's principal bank. Net assets acquired were $10,862 consisting of the fair value of assets acquired of $13,991 less liabilities assumed of $3,129. In connection with the acquisition of Schaevitz, the Company recorded a liability of approximately $400 for severance and related costs. As of March 31, 2001 these costs have not yet been paid. The Company expects that the termination of employees related to the Schaevitz acquisition will be substantially complete within one year from the acquisition date.

The following unaudited pro forma consolidated results of operations for the years ended March 31 assume the Schaevitz acquisition had occurred as of April 1, 1999, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had Schaevitz been operated as part of the Company since April 1, 1999. Adjustments to interest expense, goodwill amortization and income taxes related to the Schaevitz acquisition are reflected in the pro forma data.

                               Year Ended March 31,
                           --------------------------
                                2001         2000
                           ------------  ------------
                                  (unaudited)
Net sales                  $    112,053  $     83,801
Net income                        8,243         4,855
Earnings per
 common share
    BASIC                  $       1.01  $       0.64
                           ============  ============
    DILUTED                $       0.91  $       0.56
                           ============  ============

On February 14, 2000, the Company acquired IC Sensors, Inc from PerkinElmer Inc. IC Sensors designs, manufactures and markets micromachined silicon pressure sensors, accelerometers and microstructures. The acquisition was accounted for as a purchase, and accordingly, the consolidated financial statements include the operations of IC Sensors from the date of acquisition. The aggregate cash paid was $12,368 (including payment to PerkinElmer of $12,000 and closing costs of $368). The excess of the purchase price over the net assets acquired
(principally goodwill) of $3,177 is being amortized over 15 years. The transaction was financed with a term loan issued by the Company's principal bank. Net assets acquired were $9,191 consisting of the fair value of assets acquired of $10,451 less liabilities assumed of $1,260. In connection with the acquisition of IC Sensors Inc., the Company recorded a liability of approximately $350 for severance and related costs. As of March 31, 2001 these costs have been paid.

The following unaudited pro forma consolidated results of operations for the year ended March 31, 2000 assumes the IC Sensors acquisition had occurred as of April 1, 1999, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had IC Sensors been operated as part of the Company since April 1, 1999. Adjustments to interest expense, goodwill amortization and income taxes related to IC Sensors acquisition are reflected in the pro forma data.

                               Year Ended
                             March 31, 2000
                           -----------------
                              (unaudited)
Net sales                  $          70,727
Net income                             1,320
Earnings per
  common share
    BASIC                  $            0.17
                           =================
    DILUTED                $            0.15
                           =================

On January 5, 2000 the Company acquired, for cash, certain assets comprising the ultrasonic garage parking system business of Exeter Technologies, Inc. Pursuant to the acquisition agreement, the Company made an initial payment of $625 and is
required  to  pay  additional  consideration  based  upon  future  sales.   The
additional consideration is equal to 15% of net sales in year one, 10% in year two and 5% in year three. No payments are to be made after year three. The acquisition was accounted for under the purchase method of accounting. Net assets acquired were $469, consisting of the fair value of the assets acquired of $625 and liabilities assumed of $156. Goodwill of $956 is being amortized over 7 years.

3.  INVENTORIES:

Inventories  are  summarized  as  follows:

                     March 31,
                 ---------------
                  2001     2000
                 -------  ------
Raw materials    $ 9,431  $2,895
Work in process    3,266   2,033
Finished goods    19,171   4,208
                 -------  ------
                 $31,868  $9,136
                 =======  ======

4.  PROPERTY  AND  EQUIPMENT:

Property  and  equipment  are  summarized  as  follows:

                                                  March 31,
                                    -----------------------------------
                                      2001       2000     Useful Life
                                    ---------  --------  --------------
Production machinery and equipment  $ 19,582   $10,684        5-7 years
Tooling costs                          2,022       994        5-7 years
Furniture and equipment                3,694     2,288       3-10 years
                                                         Remaining term
Leasehold Improvements                 3,148     2,561    of the lease
Construction in Progress               1,152         -                -
                                    ---------  --------
   Total                              29,598    16,527
Less: accumulated depreciation
  and amortization                   (12,529)   (6,772)
                                    ---------  --------
                                    $ 17,069   $ 9,755
                                    =========  ========

Depreciation expense was $1,953, $1,744, and $973 for the years ended March 31, 2001, 2000, and 1999, respectively.

5.  LONG-TERM  DEBT:

Long-term  debt  is  summarized  as  follows:

                                          March 31,
                                      ----------------
                                       2001     2000
                                      -------  -------
Borrowings under bank line of credit  $14,736  $     -
Term loan                              22,000   10,000
                                      -------  -------
   Total long-term debt                36,736   10,000
Less: current portion                   4,000    1,000
                                      -------  -------
                                      $32,736  $ 9,000
                                      =======  =======

In August 2000, the Company renegotiated its bank line of credit (the terms of which were modified in February 2001). The new agreement increased the maximum amount available from $10,000 to $17,000 until the agreement's expiration in August 2002. The Company may also borrow up to 3,500 in British Pounds. Borrowings are limited to the sum of eligible Accounts Receivable and Inventory, as defined, and are collateralized by a senior security interest in substantially all the Company's assets. Borrowings bear interest at a maximum of the lesser of the bank's prime rate plus 1.00% or LIBOR plus 2.75% (7.33% as of March 31, 2001). Should the Company achieve certain financial ratios, the lowest rate becomes the lesser of the bank's prime rate plus 0.50% or a LIBOR rate plus 2.25%. The agreement requires annual payment of a commitment fee equal to 0.375% of the unutilized available balance.

In connection with the acquisition of Schaevitz, the Company repaid the then outstanding balance of a previous term loan and entered into a $25,000 term loan agreement with the Company's principal bank. The term loan bears interest at a LIBOR rate plus 3.25% (8.13% and 6.29% as of March 31, 2001 and 2000, respectively). The term loan requires quarterly principal payments of $1,000 through 2007. The term loan is collateralized by a senior security interest in substantially all of the Company's assets. Additional principal payments are required from a portion of the net proceeds of any issuance of additional equity securities.

Under the terms of both facilities, the Company is required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures. The Company was in compliance with these requirements as of March 31, 2001.

The  aggregate maturities of long-term debt as of March 31, 2001 are as follows:

                            Principal
              Fiscal Year  Repayments
              -----------  -----------
              2002         $     4,000
              2003              18,736
              2004               4,000
              2005               4,000
              2006               4,000
              2007               2,000
                           -----------
              Total        $    36,736
                           ===========

As a hedge of its interest rate risk associated with the term loan, the Company entered into two Interest Rate Swap Agreements (the "Swaps"). The Swaps have an initial notional amount of $14,000 and mature June 2004. The Swaps require the Company to pay a fixed rate of 6.98% (an effective rate of 10.23%) and receive a floating rate of 6.75% (an effective weighted average floating rate of 10.0%). The notional reduction of the Swaps are as follows:

                              Notional
                             Reduction
              Fiscal Year  (in millions)
              -----------  --------------
              2002         $          7.0
              2003                    2.0
              2004                    2.0
              2005                    3.6

The Company believes that the carrying amount of its outstanding indebtedness approximates fair value because the interest rates on such indebtedness are at floating short-term rates. Based on the fair value of the outstanding interest rate swap agreements at March 31, 2001, the Company would have incurred a loss of approximately $249, representing the amount that would be payable by the Company if the interest rate swaps were terminated at such date.

6.  SHAREHOLDERS'  EQUITY:

The Company is authorized to issue 21,200,000 shares of capital stock, of which 221,756 shares have been designated as serial preferred stock and 20,000,000 shares have been designated as common stock. Each share of common stock has one vote. The Board of Directors (the "Board") has not designated 978,244 authorized shares.

JL is subject to certain Chinese government regulations, including currency exchange controls, which limit cash dividends and loans to ML and MSI. At March 31, 2001 and 2000, JL's restricted net assets approximated $6,281 and $3,983, respectively.

7.  BENEFIT  PLANS:

Defined  Contribution  Plan:

MSI has a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Substantially all its employees are eligible to participate after completing three months of service. Participants may elect to contribute a portion of their compensation to the plan. MSI matches a portion of participants' contributions and, at the discretion of the Board, may make profit sharing contributions. For the years ended March 31, 2001, 2000, and 1999, matching participants contributions were $463, $164, and $78, respectively. No profit sharing contributions were made for 2001, 2000 or 1999.

Defined  Benefit  Plans:

MSI provides a contributory defined benefit retirement plan for certain Schaevitz United Kingdom employees.

The following tables set forth reconciliations of the beginning and ending balances of the benefit obligation, fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets included in other assets related to the defined benefit plans.

CHANGE IN BENEFIT OBLIGATION:                        MARCH 31, 2001
                                                    ----------------
   Benefit obligation at beginning of year          $             -
   Service cost                                                 142
   Interest cost                                                115
   Plan participants' contributions                              37
   Acquisition                                                3,458
   Actuarial (gain)/loss                                       (890)
                                                    ----------------
   Benefit obligation at end of year                $         2,862

CHANGE IN PLAN ASSETS:
   Fair value of plan assets at beginning of year   $             -
   Actual return on plan assets                                 (74)
   Acquisition                                                5,774
   Plan participants' contributions                              37
                                                    ----------------
   Fair value of plan assets at end of year         $         5,737
                                                    ----------------

RECONCILIATION OF FUNDED STATUS:
   Funded status                                    $         2,678
   Unrecognized net actuarial loss/(gain)                      (548)
                                                    ----------------
    Net amount recognized                           $         2,130
                                                    ================

In determining the projected benefit obligation, the weighted-average assumed discount rate was 6.00%. The expected long-term rate of return on assets, used in determining net periodic pension cost was 7.50% and the rate of compensation increase used to measure the projected benefit obligation was 4.00%.

The  net  periodic  pension  cost  included  the  following  components:

                                   YEAR ENDED
                                 MARCH 31, 2001
                                ----------------
Service cost                    $           142
Interest cost                               115
Expected return on plan assets             (267)
                                ----------------
Net periodic pension cost       $           (10)
                                ================

8.  MAJOR  CUSTOMERS:

A United States manufacturer and distributor of electric house-wares accounted for 20 percent and 17 percent of net sales for 2000, and 1999, respectively. A German distributor of diversified housewares accounted for 14 percent and 20 percent of net sales for 2000 and 1999, respectively, and 9 percent of total accounts receivable at March 31, 2000. Both customers are in the Company's Consumer Products segment.

9.  INCOME  TAXES:

Income  before  income  taxes  consists  of  the  following:

                         2001     2000    1999
                        =======  ======  ======
              Domestic  $ 5,403  $2,384  $1,117
              Foreign     6,387   4,904   1,207
                        -------  ------  ------
                        $11,790  $7,288  $2,324
                        =======  ======  ======

The  income  tax  provision  (benefit)  consists  of  the  following:

                 2001     2000     1999
                =======  =======  ======
Current:
   Federal      $2,610   $  939   $ 416
   Foreign         820      670     214
   State           397      140      21
                -------  -------  ------
Total current    3,827    1,749     651
                -------  -------  ------
Deferred:
   Federal        (812)      55     (30)
   Foreign         (65)     (47)    (34)
   State          (121)       -       8
                -------  -------  ------
Total deferred    (998)       8     (56)
                -------  -------  ------
                $2,829   $1,757   $ 595
                =======  =======  ======

Differences between the federal statutory income tax rate and the effective tax rates are as follows:

                          2001    2000    1999
                         ======  ======  ======
Statutory tax rate        34.0%  34.0 %  34.0 %
Effect of foreign taxes  (12.0)  (14.3)  (10.0)
State taxes and other      2.0     4.4     1.5
                         ------  ------  ------
                          24.0%  24.1 %   25.5%
                         ======  ======  ======

The Company's share of cumulative undistributed earnings of foreign subsidiaries were approximately $13,022 and $6,635 at March 31, 2001 and 2000, respectively. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations. It is not practical to estimate the amount of additional tax that might be payable on these foreign earnings in the event of distribution or sale. However, under existing law, foreign tax credits would be available to substantially reduce, or in some cases, eliminate U.S taxes payable.

Pursuant to current Chinese tax policies, JL qualifies for a special state corporate tax rate of 15 percent. Additionally, because JL has agreed to operate in China for a minimum of ten years, a tax holiday (which expired on March 31, 1998) was available for two years, and a 50 percent tax rate reduction to 7.5 percent (which expired on March 31, 2001) was available for the three years thereafter. After the expiration of the tax holiday, JL is expected to qualify for a reduction of the tax rate to 10 percent, provided it exports a minimum of 70 percent of its production. Furthermore, if JL's profits are reinvested in qualified activities in China for a minimum of five years, it may obtain a rebate of 40 percent of the taxes paid on the reinvested profits. Although JL's undistributed earn-ings are expected to be permanently reinvested, the Company does not intend to recognize the potential rebate until it is real-ized. The Hong Kong corporate tax rate, at which ML's earnings are taxed, is 16 percent.

The significant components of the net deferred tax assets consist of the following:

                                                   Year ended March 31,
                                                      2001     2000
                                                     -------  -------
Current deferred tax assets:
Accrued expenses                                     $  539   $  343
Inventory                                               682      588
Accounts receivable allowance                           785      129
Other                                                   174       24
                                                     -------  -------
Total                                                $2,180   $1,084
                                                     -------  -------

Long term deferred tax assets (liabilities):
Basis difference in acquired property and equipment  $2,648   $2,676
Valuation allowance                                    (500)    (500)
Other                                                   (93)     (23)
                                                     -------  -------
Total                                                $2,055   $2,153
                                                     -------  -------

The deferred tax assets resulting from the basis difference in acquired property and equipment is net of a valuation allowance of approximately $500,000, which if realized, will further reduce goodwill relating to the IC Sensors acquisition.

10.  PER  SHARE  INFORMATION:

Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, less the shares that may be repurchased with the funds received from their exercise.

On September 18, 2000, the Company declared a two-for-one split of its common stock. Shareholders of record as of the close of business on October 3, 2000 were issued a certificate representing one additional share for each share held on the record date, payable on October 20, 2000 (the issue date). Prior periods have been restated to reflect the split.

The following is a reconciliation of the numerators and denominators of basic and diluted EPS computations:

                                  Income        Shares      Per share
                               (Numerator)   (Denominator)    Amount
                               ------------  -------------  ----------
March 31, 2001
Basic per share information    $      8,961          8,144  $     1.10
Effect of dilutive securities                          901
                               ------------  -------------  ----------
Diluted per share information  $      8,961          9,045  $     0.99
                               ------------  -------------  ----------

March 31, 2000
Basic per share information    $      5,531          7,612  $     0.73
Effect of dilutive securities                        1,084
                               ------------  -------------  ----------
Diluted per share information  $      5,531          8,696  $     0.64
                               ------------  -------------  ----------

March 31, 1999
Basic per share information    $      1,729          7,202  $     0.24
Effect of dilutive securities                          274
                               ------------  -------------  ----------
Diluted per share information  $      1,729          7,476  $     0.23
                               ------------  -------------  ----------

11.  STOCK  OPTION  PLANS:

Options  to  purchase  up  to 1,828,000 common shares may be granted under MSI's
1995 Stock Option Plan and its predecessor plan (together the "1995 Plan"), until its expiration on September 8, 2005. Shares issuable under 1995 Plan grants which expire or otherwise terminate without being exercised become available for later issuance. All shares eligible for grant were issued prior to March 31, 1999.

Options to purchase up to 1,500,000 shares may be granted under the Company's 1998 Stock Option Plan, (the "1998 Plan") until its expiration on October 19, 2008. Shares issuable under 1998 Plan grants which expire or otherwise terminate without being exercised become available for later issuance. The aggregate numbers of shares available for grants of options under the 1998 Plan were 639,008 and 1,290,550 as of March 31, 2001 and March 31, 2000,
respectively. A total of 818,692 and 199,450 were outstanding at March 31, 2001 and March 31, 2000, respectively.

Options under all Plans generally vest over service periods of up to five years, and expire no later-than ten years from the date of grant. Options may, but need not, qualify as "incentive stock options" under section 422 of the Internal Revenue Code. Tax benefits are recognized upon nonqualified exercises and disqualifying dispositions of shares acquired by qualified exercises. There were no changes in the exercise prices of outstanding options, through cancellation and reissuance or otherwise, for 2001, 2000, or 1999.

A summary of the status of stock options as of March 31, 2001, 2000, and 1999 and changes during the years ended on those dates is presented below:

                            Number of shares
                        ------------------------ Weighted average
                       Outstanding   Exercisable  exercise price
                       ------------  -----------  --------------
March 31, 1998           1,697,200     1,054,200            1.99
    Granted at market      314,000                          1.42
    Forfeited             (170,000)                         2.55
    Exercised             (163,000)                         1.42
                       ------------  -----------
March 31, 1999           1,678,200       988,532            1.88

    Granted at market      130,450                          6.28
    Forfeited              (52,000)                         2.23
    Exercised             (652,266)                         1.75
                       ------------  -----------
March 31, 2000           1,104,384       601,400            2.46

    Granted at market      633,542                         15.14
    Forfeited              (13,800)                         8.81
    Exercised             (353,500)                         2.28
                       ------------  -----------
MARCH 31, 2001           1,370,626       473,924            2.71
                       ============  ===========

Summarized information about stock options outstanding at March 31, 2001 follows:

      Number of                                 Weighted average
   underlying shares                              Exercise price        Weighted average
========================     Exercise       ==========================     remaining
Outstanding  Exercisable    Price range     Outstanding   Exercisable   contractual life
===========  ===========  ================  ============  ============  =============
354,934          290,934  $ 1.75  -  $2.44  $       2.17  $       2.24  3.59 years
214,392           96,390    2.50  -  12.63          7.15          5.29        5.04
468,800                -   14.19  -  14.19         14.19             -        7.18
83,500                 -   17.50  -  20.69         20.05             -        7.74
10,000                 -   21.63  -  21.63         21.63             -        7.76
12,000                 -   24.88  -  24.88         24.88             -        7.57
227,000           86,600   1.38  -    1.38          1.38          1.38        5.48
===========  ===========                    ------------  ------------  -------------
1,370,626        473,924                    $       8.36  $       2.71  $     5.67
===========  ===========                    ------------  ------------  -------------

The Company accounts for transactions in which employees receive equity instruments of the employer using the intrinsic value based method in accordance with Accounting Principles Board Opinion ("APB") 25. Accordingly, no compensation cost has been recognized for employee stock option grants. Had the Company adopted the fair value based method for employee stock options at grant dates, the Company's pro forma net income for 2001, 2000, and 1999 would have been reduced to $7,951 ($0.98 per basic share and $0.88 per diluted share), $5,257 ($0.69 per basic share and $0.60 per diluted share), and $1,562 ($0.22 per basic share and $0.21 per diluted share), respectively. Based on calculations using the Black-Scholes option-pricing model, the weighted average fair value of options granted in 2001, 2000, and 1999 for which the exercise prices equaled the fair market value of such shares at the date of grant was $7.93, $3.68 and $0.96 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (single grant assumption with straight-line amortization) with the following weighted-average assumptions:

                                       2001   2000   1999
                                       =====  =====  =====
              Expected volatility       53 %    63%    81%
              Risk free interest rate  5.8 %   5.9%   4.7%
              Dividend yield               -     -      -
              Expected life in years       5     5      5

12.  COMMITMENTS  AND  CONTINGENCIES:

The Company leases certain property and equipment under noncancellable operating leases expiring on various dates through July 2011. Rent expense, including real estate taxes, insurance and maintenance expenses associated with net operating leases approximated $1,864 for 2001, $1,050 for 2000, and $831 for 1999. At March 31, 2001, total minimum rentals under operating leases with initial or remaining noncancellable lease terms of more than one year were:

                      Year ending March 31,
                      ---------------------
                       2002        $2,243
                       2003         1,573
                       2004           962
                       2005           928
                       2006           617
                       Thereafter   3,407

The Company is involved in various legal proceedings that are incidental to the normal course of business. The Company does not expect that any of the proceedings will have a material adverse effect on the Company's financial position or results of operations.

13.  SEGMENT  INFORMATION:

The Company's reportable segments are strategic business units that operate in different industries and are managed separately. Segment data have been presented on a basis consistent with how business activities are reported internally to management. For additional information, including a description of the products and services included in each segment, see Note 1.

The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies.

The  Company  has  no  material  intersegment  sales.

At March 31, 2001 the foreign Subsidiaries' total assets aggregated $29,033 of which $11,540 was in the United Kingdom, $12,763 were in Hong Kong and $4,730 in China. At March 31, 2000, the foreign Subsidiaries' total assets aggregated $10,650 of which $5,185 were in Hong Kong and $5,465 were in China. The Company is potentially subject to the risks of foreign currency transaction and translation losses which might result from fluctuations in the values of the Hong Kong dollar and the Chinese renminbi. At March 31, 2001, the foreign Subsidiaries had net liabilities of $4,449 subject to fluctuation in the value of the Hong Kong dollar, net assets of $8,388 subject to fluctuation in the value of the British Pound, and net assets of $12,620 subject to fluctuation in the value of the Chinese renminbi. The foreign Subsidiaries' operations reflect intercompany transfers of costs and expenses, including interest on intercompany trade receivables, at amounts established by the Company.

The  following  is  information  related  to  industry  segments:

                                  2001       2000      1999
                                =========  ========  ========
Net Sales:
  Consumer Products             $ 54,036   $44,123   $30,526
  Sensors                         49,059    15,874     7,070
                                ---------  --------  --------
     Total                      $103,095   $59,997   $37,596
                                ---------  --------  --------

Operating Income:
  Consumer Products             $ 10,505   $ 9,302   $ 5,862
  Sensors                          9,900     3,275       437
                                ---------  --------  --------

     Total segment operating
      Income                      20,405    12,577     6,299
  Unallocated expenses            (6,274)   (4,985)   (3,675)
                                ---------  --------  --------
     Total operating income       14,131     7,592     2,624
                                ---------  --------  --------
  Interest expense, net of
  interest income                 (2,634)     (287)     (251)
  Other (expense) income             293       (17)      (49)
                                ---------  --------  --------
     Income before taxes        $ 11,790   $ 7,288   $ 2,324
                                ---------  --------  --------

Depreciation and Amortization:
  Consumer Products             $    821   $ 1,079   $   719
  Sensors                          1,982     1,004       399
                                ---------  --------  --------
     Total                      $  2,803   $ 2,083   $ 1,118
                                ---------  --------  --------

Segment Assets:
  Consumer Products             $ 18,965   $12,505   $ 9,033
  Sensors                         62,247    23,672     6,191
  Unallocated                      5,125     3,434     3,311
                                ---------  --------  --------
     Total                      $ 86,337   $39,611   $18,535
                                ---------  --------  --------

Capital expenditures:
  Consumer Products             $  1,455   $   841   $   777
  Sensors                          4,198     1,669       121
                                ---------  --------  --------
     Total                      $  5,653   $ 2,510   $   898
                                ---------  --------  --------

Unallocated amounts include general corporate expenses and assets, which consist mainly of cash and other assets not attributable to any reportable segment.

The  following  represents  information  about the Company's foreign operations:

                   2001     2000     1999
                 ========  =======  =======
Net Sales:
  Germany        $ 11,046  $ 9,835  $ 9,056
  Other Europe     15,673    5,857    3,585
  Other             9,155    1,351    1,705
  United States    67,221   42,954   23,250
                 --------  -------  -------
     Total       $103,095  $59,997  $37,596
                 --------  -------  -------

Total  Assets  are  as  follows:

                   2001     2000     1999
                  =======  =======  =======
  Hong Kong       $ 1,449  $   707  $   543
  China             6,686    1,936      862
  United Kingdom    5,706        -        -
  United States    72,496   36,968   17,130
                  -------  -------  -------
     Total        $86,337  $39,611  $18,535
                  -------  -------  -------

14.  CONCENTRATIONS:

Financial instruments which potentially subject the Company to significant concentrations of credit risk principally are cash investments and trade accounts receivable.

The Company generally maintains its cash and cash equivalents at major financial institutions in the United States, United Kingdom, Hong Kong and China. Cash held in foreign institutions amounted to $487 and $887 at March 31, 2001 and 2000, respectively. The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy.

Accounts receivable are concentrated in the United States and European distributors and retailers of consumer products. To limit credit risk, the Company evaluates the financial condition and trade payment experience of customers to whom credit is extended. The Company generally does not require customers to furnish collateral, though certain foreign customers furnish letters of credit.

The Company manufactures the substantial majority of its sensor products, and most of its sensor subassemblies used in its consumer products, in leased premises located in Shenzhen, China. Sensors are also manufactured at the Company's United States facilities located in Virgina, California, and Pennsylvania and its Slough, United Kingdom facility. Additionally, certain key management, sales and support activities are conducted at leased premises in Hong Kong. Substantially all of the Company's consumer products are assembled in China, primarily by a single supplier, River Display, Ltd. ("RDL"), although the Company is utilizing alternative Chinese assemblers. There are no agreements which would require the Company to make minimum payments to RDL, nor is RDL obligated to maintain capacity available for the Company's benefit, though the Company accounts for a significant portion of RDL's revenues. Additionally, most of the Company's products contain key components which are obtained from a limited number of sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond the Company's control, including, with respect to China, political, economic and legal uncertainties.

15.  QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED):

                 FIRST QUARTER   SECOND QUARTER   THIRD QUARTER    FOURTH QUARTER
                 ENDED JUNE 30   ENDED SEPT. 30   ENDED DEC. 31   ENDED MARCH  31
                 ==============  ===============  ==============  ================
YEAR ENDED
MARCH 31, 2001
   Net sales     $       16,302  $        28,237  $       34,330  $         24,226
   Gross profit           7,087           11,467          12,945            12,814
   Net Income             1,196            2,816           3,148             1,805
   EPS basic               0.15             0.35            0.38              0.22
   EPS diluted             0.14             0.32            0.35              0.20

YEAR ENDED
MARCH 31, 2000
  Net sales      $       12,021  $        15,445  $       15,960  $         16,571
  Gross profit            5,246            6,392           6,566             7,269
  Net Income              1,008            1,720           1,868               935
  EPS basic                0.14             0.23            0.25              0.12
  EPS  diluted             0.12             0.20            0.22              0.11


Earnings per share are computed independently for each of the quarters presented, on the basis described in Note 1. The sum of the quarters may not be equal to the full year earnings per share amounts.

16.  SUBSEQUENT  EVENTS:

On March 29, 2001, the Company filed a registration statement with the Securities and Exchange Commission to issue 1,750,000 shares of common stock. The Company intends to utilize a portion of the proceeds of the offering to fund the proposed acquisition discussed below.

On June 7, 2001, the Company signed an agreement to purchase all of the outstanding shares of Terraillon Holdings Limited, "Terraillon" a European manufacturer of branded consumer bathroom and kitchen scales. The Company expects to consummate this acquisition shortly after the closing date of the offering. The Company will pay a total of approximately $17,000 to acquire Terraillon. The purchase price will be paid as follows: (i) $4,960 in cash and
(ii) 390,494 in shares of our common stock. In addition, we will pay the majority stockholder of Terraillon $5.24 million to forgive an equal amount of indebtedness owed to it by Terraillon. Additionally, the Company will assume up to $4,000 of Terraillon debt.

MEASUREMENT  SPECIALTIES,  INC.
SCHEDULE  II  -  VALUATION  AND  QUALIFYING  ACCOUNTS
March  31,  2001

---------------------------------  ----------  ------------------------  ------------  ----------
Col. A                             Col. B      Col. C                    Col. D        Col.  E
---------------------------------  ----------  ------------------------  ------------  ----------
Description                        Balance at  Additions                 Deductions    Balance at
                                   Beginning   ------------------------  Describe      End
                                   Of Period                                           of Period
                                               (1)         (2)
                                               Charged to  Charged  to
                                               Costs and   Other
                                               Expenses    Accounts
                                                           Describe
---------------------------------  ----------  ----------  ------------  ------------  ----------
Year ended March 31, 2001
Deducted from asset accounts:
  Allowance for doubtful accounts  $      318  $     617   $          -  $  (102) (a)  $      833
  Sales Return Reserve                     80        443              -     (186) (b)         337

Year ended March 31, 2000
Deducted from asset accounts:
  Allowance for doubtful accounts  $      326  $      (8)  $          -  $     -       $      318
  Sales Return Reserve                     63         17              -        -               80

Year ended March 31, 1999:
Deducted from asset accounts:
  Allowance for doubtful accounts  $      363  $     199   $          -  $  (236) (a)  $      326
  Sales Return Reserve                     14         49              -        -               63


(a)  Bad  debts  written-off,  net  of  recoveries
(b)  Actual  returns  received