Form 10-K/A
period 2001-03-31
MEASUREMENT SPECIALTIES INC
filed 2001-07-26
CIK 778734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

 (Mark  One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For  the  fiscal  year  ended  March  31,  2001
        -----------------------------------------------
or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For  the  transition  period  from          to
        -----------------------------------------------------------
                         Commission file Number 1-11906


                          MEASUREMENT SPECIALTIES, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

            NEW  JERSEY                                  22-2378738
--------------------------------------  ----------------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation  or organization)                  Identification  No.)

     80  LITTLE  FALLS  ROAD,  FAIRFIELD,  NEW  JERSEY                  07004
------------------------------------------------------------            -----
         (Address  of principal executive offices)                    (Zip Code)

Registrant's  telephone  number,  including  area  code  (973)  808-1819
                                                         ---------------

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

Measurement Specialties, Inc. hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 2001 to add the information set forth below as
Part  III  of  the  Form  10-K,  and  to  file  Exhibit  10.22 to the Form 10-K.

PART  III

ITEM  10.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

          Our executive officers and directors and their ages as of July 10, 2001 are as follows:

NAME                          AGE  POSITION
Joseph R. Mallon, Jr. (1)      55  Chairman of the Board and Chief Executive
                                   Officer
Damon Germanton (1)            58  President, Chief Operating Officer, Secretary,
                                   and Director
Mark W. Cappiello              47  Vice President of Sales and Marketing
Kirk J. Dischino               42  Chief Financial Officer, Treasurer, and
                                   Assistant Secretary
Steven P. Petrucelli (1)(2)    48  Chief Technical Officer and Director
John D. Arnold (2)(3)(4)       47  Director
Theodore J. Coburn (2)(3)(4)   47  Director
Dan J. Samuel (2)(3)(4)        76  Director

(1)  Member  of  our  Operations  Committee
(2)  Member  of  our  Audit  Committee
(3)  Member  of  our  Compensation  Committee
(4)  Member  of  our  Governance  Committee

     Joseph R. Mallon, Jr. has been our Chairman of the Board and Chief Executive Officer since April 1995. From April 1, 1985 to February 1998, Mr. Mallon also served as President. Mr. Mallon has thirty-five years experience in electronic sensor and micro-electromechanical systems (MEMS) technology and is a named inventor in forty-one United States patents. From January 1990 to January 1993, Mr. Mallon was a Director and Executive Vice President of Lucas NovaSensor. In October 1985, Mr. Mallon co-founded NovaSensor, where he served as a Director and Co-President until its acquisition by Lucas Industries. Mr. Mallon serves as a Director of Sepragen Corporation and Sensant Corporation. Mr. Mallon received a B.S. in science from Fairleigh Dickinson University and an M.B.A. from California State-Hayward.

     Damon Germanton has been our President since February 1998 and served as our Chief Operating Officer and Director since 1981. In addition to serving as our President and Chief Operating Officer, Mr. Germanton is Managing Director of our Asian operations. Beginning in 1965, Mr. Germanton worked for sixteen years for Kulite Semiconductor as an engineer and operations manager developing military and aerospace applications of micromachined sensor technology. Mr. Germanton is a named inventor in twelve United States patents and received a B.S. in engineering from Fairleigh Dickinson University.

     Mark W. Cappiello has been our Vice President of Sales and Marketing since January 1988. Mr. Cappiello has over twenty-five years of experience in international consumer products marketing, over twenty of which have been in the scale industry. From January 1985 to October 1987, Mr. Cappiello was employed by Terraillon S.A., a French manufacturer and distributor of scales and balance products. Mr. Cappiello received a B.A. in business from the University of Connecticut.

     Kirk J. Dischino has been our Chief Financial Officer since February 1998. From July 1984 to January 1998, Mr. Dischino was employed by Materials Research Corporation, an international manufacturer of high technology semiconductor process equipment. Mr. Dischino held various positions at Materials Research Corporation including Vice-President and Controller. From July 1980 to June 1984, Mr. Dischino was a Senior Auditor with Arthur Andersen & Co. Mr. Dischino received a B.S. in accounting and finance from Lehigh University and is a certified public accountant in Pennsylvania.

     Steven P. Petrucelli, Ph.D., has been a Director since June 1992 and our Chief Technical Officer since September 2000. Dr. Petrucelli is a consultant in electronic and medical technology and has been an Assistant Professor at Rutgers University in the Biomedical and Electrical Engineering Departments since 1980. Dr. Petrucelli received a B.S. in electrical engineering from Lehigh University and an M.S. and Ph.D. in engineering from Rutgers University.

     John D. Arnold has been a Director since June 1995. Mr. Arnold has been in private law practice since 1988, primarily representing technology companies with relationships with Asian investors and/or manufacturers. Prior to 1988, Mr. Arnold was employed with the law firms of Wilson, Sonsini, Goodrich & Rosati in Palo Alto, California and Foley & Lardner in Milwaukee, Wisconsin. Mr. Arnold received a B.A. in business administration from the University of Wisconsin and a J.D. from Stanford Law School.

     Theodore J. Coburn has been a Director since October 1995. Previously, Mr. Coburn was a partner of Brown, Coburn & Co., an investment banking firm and an Education Associate at Harvard University Graduate School of Education. Mr. Coburn currently serves as a Director of the Nicholas-Applegate Fund, Emerging Germany Fund, and Video Update. Prior to 1991, Mr. Coburn was a Director and the Managing Director of the Global Equity Transactions Group of Prudential Securities. Mr. Coburn was a Managing Director of Merrill Lynch Capital Markets from 1983 to 1986. Mr. Coburn received a B.S. in finance from the University of Virginia; an M.B.A. from Columbia University; a Master of Education from Harvard University; a Master of Divinity from Harvard University; and Certificate of Advanced Studies from Harvard University.

     The Honorable Dan J. Samuel has been a Director since October 1994. Mr. Samuel has been a business consultant since January 1995. Previously, Mr. Samuel served as President and Chief Executive Officer of Scallop Corporation, the New York subsidiary of the Royal Dutch/Shell Group of Companies. In addition, Mr. Samuel serves as a Director of Canadian Overseas Packaging Industries. Mr. Samuel received a B.A. and M.A. in engineering from Oxford University.

BOARD  COMPOSITION

     Our Board currently consists of six directors. Our certificate of incorporation provides that the number of directors is to be fixed by the Board, but in no event shall be less than five or more than nine directors. Our Board is divided into three groups, whose terms expire at successive annual meetings. Directors are elected for staggered three-year terms.

COMMITTEES  OF  OUR  BOARD

     Our Board maintains (i) an Operations Committee that monitors our operations and makes recommendations to the Board when necessary; (ii) an Audit Committee that requests and receives information and reports from management, outside counsel, and our independent auditing firm in order to review our auditing, internal control, financial reporting, and compliance activities;
(iii) a Compensation Committee that establishes and executes compensation policy and programs for our executives; and (iv) a Governance Committee that is responsible for reviewing and making recommendations regarding the composition of, and procedures used by, the Board and its committees.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

     To our knowledge, based solely on a review of Forms 3, 4 and 5, amendments thereto, and written representations regarding all reportable transactions furnished to the Company, except as noted below, all reports required by Section 16(a) of the Securities Exchange Act of 1934 were filed on a timely basis. Damon Germanton filed two late reports (eleven transactions).

ITEM  11.    EXECUTIVE  COMPENSATION

          Summary Compensation. The following table contains summary information concerning the annual compensation for the fiscal years ended March 31, 2001, 2000, and 1999 for our Chief Executive Officer and each other executive officer whose salary and bonus exceeded $100,000 for the fiscal year ended March 31, 2001:

                              ANNUAL COMPENSATION       LONG-TERM COMPENSATION
                              -------------------       ----------------------
                                                     NUMBER OF SHARES
                                                        UNDERLYING      ALL OTHER
NAME & PRINCIPAL POSITION     YEAR   SALARY    BONUS   OPTION AWARDS   COMPENSATION
============================
Joseph R. Mallon, Jr.         2001  $260,000        *         50,000  $   19,832 (1)
Chief Executive Officer and   2000   225,000  125,000              -         16,343
Chairman of the Board         1999   200,000   72,000              -         16,673

Damon Germanton               2001   260,000        *         50,000      18,040 (2)
President, Chief Operating    2000   225,000  125,000              -         16,343
Officer and Secretary         1999   200,000   72,000              -         16,673

Mark W. Cappiello             2001   198,000        *         30,000      15,885 (3)
Vice President of Sales and   2000   171,500   67,481              -         13,000
Marketing                     1999   152,500   41,175              -         13,000

Kirk J. Dischino
Chief Financial Officer,      2001   187,000        *         30,000      15,922 (4)
Treasurer, and Assistant      2000   161,500   60,291              -         13,000
Secretary                     1999   135,000   36,450              -         12,350

Steven P. Petrucelli
Chief Technical Officer (5)   2001   122,262        *         45,000       3,269 (6)

---------------


* We expect to pay bonuses to each of the named executive officers for the fiscal year ended March 31, 2001. The respective amounts of these bonuses have not been determined.

(1) For the fiscal year ended March 31, 2001, includes automobile allowance of $11,000, payment of $3,343 in lieu of long-term disability income insurance, and $5,489 in matching contributions by us pursuant to our 401(k) plan.

(2) For the fiscal year ended March 31, 2001, includes automobile allowance of $11,000, $3,343 in long-term disability income insurance premiums paid by us for Mr. Germanton's benefit, and $3,697 in matching contributions by us pursuant to our 401(k) plan.

(3) For the fiscal year ended March 31, 2001, includes automobile allowance of $11,000 and $4,885 in matching contributions by us pursuant to our 401(k) plan.

(4) For the fiscal year ended March 31, 2001, includes automobile allowance of $11,000 and $4,922 in matching contributions by us pursuant to our 401(k) plan.

(5) Mr. Petrucelli became an employee of Measurement Specialties in September 2000.

(6) For fiscal year ended March 31, 2001, includes $3,269 in matching contributions by us pursuant to our 401(k) plan.

     Option Grants in Last Fiscal Year. The following table shows grants of options to purchase our common stock to our named executive officers during the fiscal year ended March 31, 2001:

                                       INDIVIDUAL GRANTS               POTENTIAL REALIZABLE VALUE
                                                                           AT ASSUMED ANNUAL
                                                                              APPRECIATION
                                                                          RATES OF STOCK PRICE
                                                                            FOR OPTION TERM
                                    PERCENT OF
                       NUMBER OF       TOTAL
                       SECURITIES     OPTIONS
                       UNDERLYING   GRANTED TO     EXERCISE OR
                        OPTIONS    EMPLOYEES IN    BASE PRICE
                        GRANTED     FISCAL YEAR     ($/SHARE)     EXPIRATION
                                                                     DATE         5%         10%
Joseph R. Mallon, Jr.      50,000           8.2%  $       14.19  June 6, 2006  $241,298   $547,423
Damon Germanton            50,000           8.2   $       14.19  June 6, 2006   241,298    547,423
Mark W. Cappiello          30,000           4.9   $       14.19  June 6, 2006   144,779    328,454
Kirk J. Dischino           30,000           4.9   $       14.19  June 6, 2006   144,779    328,454
Steven P. Petrucelli       45,000           7.4   $       14.19  June 6, 2006   217,168    492,680

     Aggregated Option Exercises and Fiscal Year-End Option Values. The following table contains information concerning the aggregated option exercises during the fiscal year ended March 31, 2001 and the value of unexercised options held as of March 31, 2001 by the executive officers named in the summary compensation table:

                                               NUMBER OF SHARES UNDERLYING    VALUE OF UNEXERCISED
                                                 UNEXERCISED OPTIONS AT           IN-THE-MONEY
                                                     MARCH 31, 2001                OPTIONS AT
                         SHARES                                                MARCH 31, 2001 (1)
                       ACQUIRED ON    VALUE
                        EXERCISE     REALIZED   EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
Joseph R. Mallon, Jr.      116,000  $1,825,820      192,000         50,000  $  3,219,840  $      251,000
Damon Germanton             20,000     415,800       30,000         50,000       491,700         251,000
Mark W. Cappiello                -           -            -         30,000             -         150,600
Kirk J. Dischino                 -           -       60,000         70,000     1,047,600         849,000
Steven P. Petrucelli       134,000     242,875        9,000         57,000       152,610         732,420

----------------
(1)     Value of in-the-money options is based on the excess of the closing price of our common stock on
March  31,  2001  ($19.21)  over  the  exercise  price  of  the options, multiplied by the number shares underlying  the  options.

1995  STOCK  OPTION  PLAN

     We adopted the Measurement Specialties, Inc. 1995 Stock Option Plan, which allows us to issue stock options to our employees, directors, and consultants. We reserved 1,828,000 shares of common stock for issuance under this plan. The exercise price of options under this plan is determined by our Board of Directors, but may not be less than the fair market value of our common stock on the date of grant. Payment of the exercise price may consist of cash, check, the delivery of shares of our common stock held for a minimum of six months and having a fair market value equal to the exercise price, or any combination of such methods or other methods as is determined by the Board in accordance with the New Jersey Business Corporation Act. Our Board of Directors has delegated authority to its Compensation Committee to take all actions and make all determinations necessary or appropriate under the plan, including the grant of options consistent with the terms of this plan.

1998  STOCK  OPTION  PLAN

     We adopted the Measurement Specialties, Inc. 1998 Stock Option Plan, which allows us to issue stock options and stock appreciation rights to our key employees, consultants, professionals, and non-employee directors. We reserved 1,500,000 shares of common stock for issuance under this plan. The exercise price of options under this plan is determined by our Board of Directors, but may not be less than the fair market value of our common stock on date of grant in the case of incentive stock options and 85% of the fair market value of our common stock on the date of grant in the case of non-qualified options. In the discretion of the Board of Directors, payment of the exercise price may consist of cash, check, notes, delivery of shares of our common stock having a fair market value equal to the exercise price, or any combination of such methods, or other means of payment permitted under the New Jersey Business Corporation Act. The term during which each option is exercisable is determined by the Board and may not be more than ten years from the date of grant. Our Board of Directors has delegated authority to its Compensation Committee to take all actions and make all determinations necessary or appropriate under the plan, including the grant of options consistent with the terms of this plan.

401(K)  PLAN

     All our full time employees over the age of eighteen are eligible to participate in our 401(k) Plan after three months of employment. Subject to certain limitations imposed by federal tax laws, employees may contribute up to 15% of their salary (including bonuses and/or commissions) per year. We match 100% of the first 3% of employee contributions and 50% of the next 3% of employee contributions. We provided aggregate matching contributions approximating $463,000 for all employees in the fiscal year ended March 31, 2001. Employees may direct the investment of their contributions in several different investment funds.

COMPENSATION  OF  DIRECTORS

     Directors who are also our employees do not receive additional compensation for serving as our directors. For the fiscal year ended March 31, 2000, non-employee directors received a $5,000 annual retainer paid in two equal semi-annual installments, $1,250 for attendance at each regularly scheduled Board meeting, and $500 for attending and $600 for chairing each committee meeting. For the fiscal year ended March 31, 2001, non-employee directors received an annual retainer of $35,000 payable in equal quarterly installments and no separate compensation related to Board or committee meetings.

     For the fiscal year ended March 31, 2001, each non-employee director was granted an option to purchase 10,000 shares of our common stock at market value for the first year of service and an option to purchase 5,000 shares of our common stock at market value for each succeeding year of service. Non-employee directors do not receive retirement or other fringe benefits.

     Certain directors who render consulting or other services to us receive additional compensation. Dr. Petrucelli was paid $49,762 in the fiscal year ended March 31, 2001 for his services as a consultant. Additionally, we donated $20,571 in the fiscal year ended March 31, 2001 to the gifts and grants program of the Biomedical Engineering Department at Rutgers University's College of Engineering, where Dr. Petrucelli is a professor. Additional compensation paid to Mr. Arnold, who serves on the Board's Compensation Committee, is described below under ''Compensation Committee Interlocks and Insider Participation.''

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

     None of the members of our Compensation Committee is an officer or employee of Measurement Specialties. None of our executive officers serves as a member of the Board or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee. The members of our Compensation Committee for the fiscal year ended March 31, 2001 were John D. Arnold, Theodore J. Coburn, and Dan J. Samuel. Mr. Arnold provided legal services to us and received approximately $15,000 in legal fees during fiscal year 2001.

ITEM  12.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

          The following table shows information regarding the beneficial ownership of our common shares as of July 10, 2001 for:

     -    each  of  our  directors;
     -    each  executive  officer  named  in  the  summary  compensation table;

     -    all  directors  and  executive  officers  as  a  group;  and
     - each person known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

     The percentage of beneficial ownership is based on 8,447,594 of shares of common stock outstanding as of July 10, 2001. To our knowledge and except as otherwise indicated, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Each director and executive officer listed below maintains a mailing address c/o Measurement Specialties, Inc., 80 Little Falls Road, Fairfield, NJ 07004.

                                     BENEFICIAL OWNER
                                   BENEFICIAL OWNERSHIP
                                    PRIOR TO OFFERING
                                    -----------------

                                    NUMBER OF            OPTIONS EXERCISABLE
                                     SHARES    PERCENT    WITHIN 60 DAYS(1)
BENEFICIAL OWNER
----------------
DIRECTORS AND EXECUTIVE OFFICERS:
Joseph R. Mallon, Jr
                                      565,840      6.5%               202,000
Damon Germanton(2)
                                      492,184      5.8                 40,000
Steven P. Petrucelli
                                      155,000      1.8                  9,000
Mark W. Cappiello
                                      141,200      1.7                  6,000
Kirk J. Dischino
                                       71,000        *                  6,000
Dan J. Samuel
                                       56,600        *                 35,000
John D. Arnold
                                       30,000        *                 10,000
Theodore J. Coburn                     27,200        *                 10,000
All directors and officers as
  a group
                                    1,540,024     17.6%               318,000
FIVE PERCENT STOCKHOLDERS:

Wellington Management                 535,000      6.3%                     -
Company, LLP(3)
75 State Street
Boston, MA 02109


----------------
*  less  than  1%
(1) Options exercisable within 60 days by the listed persons are included in the number of shares beneficially owned by the listed persons and the percentage ownership calculations.
(2)     Includes  105,314  shares  held  for  Mr.  Germanton's  children.
(3) Includes 141,000 shares for which investment discretion and voting authority is shared with Wellington Trust Company, NA; 140,000 shares for which investment discretion is shared with Wellington International Management Pte Ltd. and for which Wellington Management Company has no voting authority; and 62,000 shares for which Wellington Management has no voting authority. Information as to Wellington Management Company is to our knowledge, based solely upon the Form 13F filed on May 15, 2001 by Wellington Management Company.

ITEM  13.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     John D. Arnold, one of our directors, has provided legal services to us and received approximately $15,000 in legal fees during the fiscal year ended March 31, 2001.

     We sublet a residence used by employees in China from Damon Germanton, an officer and director, under a month-to-month arrangement. Rent expense for the fiscal year ended March 31, 2001 was approximately $6,000.

     Steven P. Petrucelli, one of our directors, was paid $49,762 during the fiscal year ended March 31, 2001 for his services as a consultant. Additionally, we donated $20,571 in the fiscal year ended March 31, 2001 to the gifts and grants program of the Biomedical Engineering Department at Rutgers University's College of Engineering, where Dr. Petrucelli is a professor.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEASUREMENT  SPECIALTIES,  INC.


By:  /s/  Joseph  R.  Mallon,  Jr.                              July 25, 2001
     Joseph  R.  Mallon,  Jr.
     Chief  Executive  Officer  and  Chairman
     of  the  Board  of  Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Joseph  R.  Mallon,  Jr.                                   July  25,  2001
Joseph  R.  Mallon,  Jr.,  principal  executive  officer


/s/  Kirk  J.  Dischino                                         July  25,  2001
Kirk J. Dischino, principal financial and accounting officer

A  majority  of  the  Board  of  Directors:

     /s/  Joseph  R.  Mallon,  Jr.                              July  25,  2001
     Joseph  R.  Mallon,  Jr.,  Chairman

     /s/  John  D.  Arnold                                      July  25,  2001
     John  D.  Arnold,  Director

     /s/  Theodore  J.  Coburn                                  July  25,  2001
     Theodore  J.  Coburn,  Director

     /s/  Damon  Germanton                                      July  25,  2001
     Damon  Germanton,  Director

     /s/  Steven  P.  Petrucelli                                July  25,  2001
     Steven  P.  Petrucelli,  Director

     /s/  Dan  J.  Samuel                                       July  25,  2001
     The  Hon.  Dan  J.  Samuel,  Director