Form 10-Q
period 2001-06-30
MEASUREMENT SPECIALTIES INC
filed 2001-08-14
CIK 778734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER:  1-11906


                          MEASUREMENT SPECIALTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        NEW  JERSEY                                              22-2378738
        -----------                                              ----------
(STATE OR OTHER JURISDICTION OF                               (I.R.S.  EMPLOYER
INCORPORATION  OR  ORGANIZATION)                             IDENTIFICATION NO.)


                80 LITTLE FALLS ROAD, FAIRFIELD, NEW JERSEY 07004
               ---------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (973) 808-1819
               ---------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,485,286 shares of common stock, no par, at August 13, 2001.

PART I.   FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .   3

ITEM 1. FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . .   3
       Consolidated Balance Sheets, June 30, 2001 (Unaudited) and
         March 31, 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
       Consolidated Statements of Income (Unaudited), Three Months
         Ended June 30, 2001 and 2000. . . . . . . . . . . . . . . . . . . . . .   5
       Consolidated Statements of Shareholders' Equity, Three Months
         Ended June 30, (Unaudited) and Year Ended March 31, 2001. . . . . . . .   6
       Consolidated Statements of Cash Flows (Unaudited), Three Months
         Ended June 30, 2001 and 2000. . . . . . . . . . . . . . . . . . . . . .   7
       Notes to Consolidated Financial Statement . . . . . . . . . . . . . . . .   8
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . .  13
PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . .  17
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K . . . . . . . . . . . . . . . . . . . .  17
         Exhibit 27 Financial Data Schedule. . . . . . . . . . . . . . . . . . .  18
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

                          MEASUREMENT SPECIALTIES, INC
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

(DOLLARS  IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)

                                      FOR THE THREE MONTHS ENDED JUNE 30,
                                      ----------------------------------
                                             2001            2000
                                        --------------  --------------

Net sales                               $      25,871   $      16,302
Cost of goods sold                             15,172           9,215
                                        --------------  --------------
    Gross profit                               10,699           7,087
                                        --------------  --------------
Operating expenses (income):
  Selling, general and administrative           7,098           4,856
  Research and development                      1,259           1,198
  Customer funded development                    (443)           (775)
                                        --------------  --------------
     Total operating expenses                   7,914           5,279
                                        --------------  --------------
        Operating income                        2,785           1,808
  Interest expense, net of interest
     income of $5 and $6, respectively          1,002             372
   Other income                                   (16)           (159)
                                        --------------  --------------
Income before income taxes                      1,799           1,595
Income tax provision                              448             399
                                        --------------  --------------
Net income                              $       1,351   $       1,196
                                        ==============  ==============

Earnings per common share
    Basic                               $        0.16   $        0.15
                                        ==============  ==============
    Diluted                             $        0.15   $        0.14
                                        ==============  ==============

The accompanying notes are an integral part of these statements.

                                  MEASUREMENT SPECIALTIES, INC
                              CONSOLIDATED CONDENSED BALANCE SHEETS

                                              ASSETS
                                              ------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         JUNE 30,     MARCH 31,
                                                                           2001          2001
                                                                       ------------  ------------
                                                                       (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                            $        528  $        593
  Accounts receivable, trade, net of allowance for doubtful accounts
     of $659 and $833, respectively                                          16.078        14,935
  Inventories                                                                35,586        31,868
  Prepaid expenses and other current assets                                   3,406         3,317
                                                                       ------------  ------------
    Total current assets                                                     55,598        50,713
                                                                       ------------  ------------

PROPERTY AND EQUIPMENT                                                       31,775        29,598
  Less accumulated depreciation and amortization                             13,442        12,529
                                                                       ------------  ------------
                                                                             18,333        17,069
                                                                       ------------  ------------
OTHER ASSETS:
 Goodwill and other intangible assets, net of accumulated
    amortization of $973                                                     12,606        12,606
  Other assets                                                                6,383         5,949
                                                                       ------------  ------------
                                                                             18,989        18,555
                                                                       ------------  ------------
Total assets                                                           $     92,920  $     86,337
                                                                       ============  ============

The accompanying notes are an integral part of these statements.

                             MEASUREMENT  SPECIALTIES,  INC
                          CONSOLIDATED CONDENSED BALANCE SHEETS

                         LIABILITIES  AND  SHAREHOLDERS'  EQUITY
                         ---------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        JUNE 30, 2001    MARCH 31, 2001
                                                       ---------------  ----------------
                                                         (UNAUDITED)
CURRENT LIABILITIES:
  Current portion of long term debt and
     capital lease obligations                         $        4,286   $         4,000
  Accounts payable                                             18,220            13,713
  Accrued expenses and other current liabilities                8,190             9,404
                                                       ---------------  ----------------
    Total current liabilities                                  30,696            27,117
                                                       ---------------  ----------------
OTHER LIABILITIES:
  Long term debt and capital lease obligations,
    net of current portion                                     34,196            32,736
  Other liabilities                                             1,180             1,003
                                                       ---------------  ----------------
                                                               35,376            33,739
                                                       ---------------  ----------------
    Total liabilities                                          66,072            60,856
                                                       ---------------  ----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Serial preferred stock;
    221,756 shares authorized; none outstanding                     -                 -
  Common stock, no par; 20,000,000 shares authorized;
   shares issued and outstanding 8,447,594 and
   8,333,340, respectively                                      5,502             5,502
  Additional paid-in capital                                    3,980             3,769
  Retained earnings                                            17,576            16,225
  Accumulated other comprehensive loss                           (210)              (15)
                                                       ---------------  ----------------
           Total shareholders' equity                          26,848            25,481
                                                       ---------------  ----------------
Total liabilities and shareholders' equity             $       92,920   $        86,337
                                                       ===============  ================

The  accompanying  notes  are  an  integral  part  of  these  statements.

                                                  MEASUREMENT  SPECIALTIES,  INC
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            FOR THE YEAR ENDED MARCH 31, 2001 AND THE THREE MONTHS ENDED JUNE 30, 2001

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          ACCUMULATED
                                                                 ADDITIONAL                  OTHER
                                                        COMMON     PAID-IN    RETAINED   COMPREHENSIVE              COMPREHENSIVE
                                                         STOCK     CAPITAL    EARNINGS   INCOME (LOSS)    TOTAL        INCOME
                                                        -------  -----------  ---------  --------------  --------  ---------------
Balance, April 1, 2000                                  $ 5,502  $     2,042  $   7,264            ($1)  $14,807
  Comprehensive Income:                                       -            -          -              -         -
         Net Income                                           -            -      8,961              -     8,961   $        8,961
         Currency Translation Adjustment                      -            -          -            (14)      (14)             (14)
                                                                                                                   ---------------
  Comprehensive Income, March 31, 2001                                                                             $        8,947
                                                                                                                   ===============
Tax Benefit On Exercise Of Options                            -          924          -              -       924
353,000 common shares issued upon exercise of options         -          803          -              -       803
Balance, March 31, 2001                                   5,502        3,769     16,225            (15)   25,481
                                                        -------  -----------  ---------  --------------  --------
  Comprehensive Income:                                                                                        -
         Net Income (unaudited)                               -            -      1,351              -     1,351   $        1,351
         Currency Translation Adjustment (unaudited)                                                16        16               16
         Net Loss on Interest Rate
           Cash Flow Hedge (unaudited)                                                            (211)     (211)            (211)
                                                                                                                   ---------------
  Comprehensive Income, June 30, 2001 (unaudited)                                                                  $        1,156
                                                                                                                   ===============
114,254 common shares issued upon
  exercise of options (unaudited)                             -          211          -              -       211
                                                        -------  -----------  ---------  --------------  --------
BALANCE, JUNE 30, 2001 (UNAUDITED)                      $ 5,502  $     3,980  $  17,576          ($210)  $26,848
                                                        =======  ===========  =========  ==============  ========

The accompanying notes are an integral part of these statements.

                                 MEASUREMENT SPECIALTIES, INC
                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                              FOR THE THREE MONTHS ENDED JUNE 30,
                                                              ===================================
                                                                      2001          2000
                                                                  ============  ============
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $     1,351   $     1,196
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Depreciation and Amortization                                       957           637
      Net changes in operating assets and liabilities:
        Accounts receivable, trade                                     (1,143)       (1,669)
        Inventories                                                    (3,718)       (2,221)
        Prepaid expenses and other current assets                         (89)         (426)
        Other assets                                                     (478)          (17)
        Accounts payable                                                4,507           230
        Accrued expenses and other liabilities                         (1,232)         (377)
                                                                   ------------  -----------
   Net cash provided by (used in) operating activities                   155         (2,647)
                                                                  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                  (2,177)         (689)
                                                                  ------------  ------------
    Net cash used in investing activities                              (2,177)         (689)
                                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under bank line of credit agreement                        2,021         6,700
  Repayments under bank line of credit agreement                            -        (4,475)
  Borrowings under capital lease obligations                              762             -
  Repayments under capital lease obligatiions                             (37)            -
  Repayments of long term debt                                         (1,000)         (250)
  Proceeds from exercise of options and warrants                          211           101
                                                                  ------------  ------------
    Net cash provided by financing activities                           1,957         2,076
                                                                  ------------  ------------

Net change in cash and cash equivalents                                   (65)       (1,260)
Cash and cash equivalents, beginning of year                              593         1,882
                                                                  ------------  ------------

Cash and cash equivalents, end of period                          $       528   $       622
                                                                  ============  ============

Supplemental Cash flow Information:
Cash paid during the period for:
  Interest                                                        $       875   $       334
  Income Taxes                                                              -             -

The accompanying notes are an integral part of these statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

1.  INTERIM  FINANCIAL  STATEMENTS:

Basis  of  presentation:
These interim financial statements were prepared pursuant to accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, while they conform with the measurement and classification provisions of accounting principles generally accepted in the United States, they do not include the footnote information required by accounting principles generally accepted in the United States for annual financial statements. Preparation of these financial statements requires management to make estimates and assumptions which affect the amounts reported. Actual results could differ from those estimates. Additionally, these financial statements are subject to adjustments that might result from the independent audit of the Company's financial statements for the year ending March 31, 2002. In the opinion of management, all adjustments and disclosures necessary to make these interim financial statements not misleading have been included. Reference is made to the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

Description  of  business:
Measurement Specialties, Inc., a New Jersey Corporation, ("MSI" or "the Company") is a designer, and manufacturer of sensors, and sensor-based, consumer products. The Company produces a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics, including pressure, motion, force, displacement, angle, flow, and distance. The Company has a Sensor segment and a Consumer Products segment. The Sensor segment designs and manufacturers sensors for leading original equipment manufacturers for electronic, automotive, medical, military, and industrial applications. The sensor products include pressure sensors, custom microstructures, and accelerometers. The Consumer Products segment designs and manufacturers sensor-based, consumer products which are sold to leading retailers and distributors in both the United States and Europe. The consumer products include bathroom and kitchen scales, tire pressure gauges, and distance estimators.

Inventories:
Inventories are stated at the lower of cost or market. The FIFO (first-in, first-out) method is used to determine cost for the Company's inventories.

Stock  based  compensation:
As permitted by SFAS No. 133, "Accounting for Stock Based Compensation" ("SFAS 133"), the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25") in accounting for its employee stock options. Under APB 25, when the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

Income  Taxes:
The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of existing assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Intangible  assets:
Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses. Effective April 1, 2001, goodwill is not amortized in accordance with Statement of Financial Accounting Standards No. 142, as more fully described below under Recent Accounting Pronouncements. Other intangible assets are amortized over a period of 3 to 5 years.

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

Research  and  development:
Research and development expenditures are expensed as incurred. Customer funding is recognized as a reduction in research and development when earned.

Warranty  Reserve:
The Company's Consumer products generally are marketed under warranties to end users of up to ten years. The Company provides for estimated product warranty obligations at the time of sale, based on its historical warranty claims experience. This estimate is susceptible to changes in the near term based on introductions of new products, product quality improvements and changes in end user behavior.

Other  Comprehensive  Income  (Loss):
Comprehensive income (loss) consists of net earnings of loss for the period, foreign currency translation adjustments, and the net gain or loss on interest rate cash flow hedge.

Interest  Rate  Swaps:
The Company uses interest rate swaps to manage interest rate risk. It has entered into interest rate swap agreements which are intended as a hedge of interest rate risk against specifically identified variable rate debt. The differentials to be received or paid are recognized over the life of the contract as an adjustment to interest expense.

Shipping  and  handling  costs:

In September 2000, the Financial Accounting Standards Board issued Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs," which provides for shipping and handling costs to be recorded in cost of sales. The Company adopted EITF 00-10 in the prior fiscal year and has reclassified prior year financial statements to conform to this presentation.

Reclassifications:

Certain reclassifications have been made to the prior period financial statements in order to conform to the current period presentation.

Recent  Accounting  Pronouncements:
In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement.

The Company adopted SFAS 133 as of April 1, 2001. Accounting for interest rate swaps held by the Company are affected by implementation of this standard. The earnings impact of SFAS 133 related to the initial adoption of the standard was not material.

The  Company  adopted  Statement of Financial Accounting Standards No. 142 (SFAS
142), "Goodwill and Other Intangible Assets", effective April 1, 2001. Under SFAS 142, goodwill is not amortized but is tested for impairment on an annual basis. The initial test must be performed by the end of the fiscal year in which the Standard is adopted. The impairment test is a two step process. The first step identifies potential impairment by comparing an entity's fair value (including goodwill) to its carrying amount. If the entity's carrying amount exceeds its fair value, the second step is performed which compares the fair value of the entity's goodwill to the carrying amount of that goodwill. If the carrying amount of goodwill exceeds the fair value, an impairment loss is recognized. The Company has not performed the initial impairment test for the current fiscal year. The Company believes that the fair value of goodwill recorded is not in excess of its carrying value. Effective April 1, 2001, the Company did not record amortization expense. Such pretax expense would have approximated, $265 had it been recorded in the quarter ended June 30, 2001.

2.  ACQUISITIONS:

On August 4, 2000, the Company acquired Schaevitz(TM)Sensors ("Schaevitz") from TRW Components, IncSchaevitz designs and manufacturers a variety of tilt, displacement, and pressure transducers and transmitters in the United States and Europe which are sold worldwide. The acquisition was accounted for as a purchase, and accordingly, the consolidated financial statements include operations of Schaevitz from the date of acquisition. The aggregate cash paid was $17,860 (including payment to TRW Components Inc. of $16,775 and closing costs of $1,085). The excess of the purchase price over the net assets acquired (principally goodwill) of $6,998 was being amortized over 15 years (prior to implementation of Financial Accounting Standards Board SFAS No. 142, as more fully described in Note 1). The transaction was financed with a term loan issued by a syndicate of lending institutions lead by the Company's principal bank. Net assets acquired were $10,862 consisting of the fair value of assets acquired of $13,991 less liabilities assumed of $3,129. In connection with the acquisition of Schaevitz, the Company recorded a liability of approximately $400 for severance and related costs. As of June 30, 2001 those costs have not yet been paid. The Company expects that the termination of employees related to the Schaevitz acquisition will be substantially complete within one year of the acquisition date.

The following unaudited pro forma consolidated results of operations for the period assumes the Schaevitz acquisition had occurred as of April 1, 2000, giving effect to purchase accounting adjustments. The proforma data is for informational purposes only and may not necessarily reflect results of operations had Schaevitz been operated as part of the Company since April 1, 2000.

                                           UNAUDITED
                                  THREE MONTHS ENDED JUNE 30,
                                  ---------------------------
                                       2001         2000
                                  -------------  ------------

       Net Sales                  $      25,871  $     23,078
       Net Income                         1,351         1,171
       Earnings per common
         share
           BASIC                  $        0.16  $       0.15
           DILUTED                $        0.15  $       0.13

3.  INVENTORIES:

Inventories  are  summarized  as  follows:

                 JUNE 30, 2001   March 31, 2001
                 --------------  ---------------

Raw Materials    $       10,179  $         9,431
Work-in-process           3,471            3,266
Finished goods           21,936           19,171
                 --------------  ---------------
                 $       35,586  $        31,868
                 --------------  ---------------

4.  PER  SHARE  INFORMATION:

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

The following is a reconciliation of the numerators and denominators of basic and diluted EPS computations:

                                FOR THE THREE MONTHS ENDED JUNE 30,2001  For the three months ended June 30, 2000
                                ---------------------------------------  ---------------------------------------
(Numbers in thousands              INCOME        SHARES      PER SHARE      Income        Shares      Per share
except per share amounts)        NUMERATOR     DENOMINATOR     AMOUNT     Numerator     Denominator     Amount
                                ---------------------------------------  ---------------------------------------

Basic per share information     $      1,351          8,423  $     0.16  $      1,196          7,988  $     0.15
Effect of dilutive securities              -            701        . 01             -            870         .01
                                ---------------------------------------  ---------------------------------------
Diluted per share
information                     $      1,351          9,124  $     0.15  $      1,196          8,858  $     0.14
                                ---------------------------------------  ---------------------------------------

5.  SEGMENT  INFORMATION:

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

The  following  is  information  related  to  industry  segments:

                                            THREE MONTHS ENDED JUNE 30:
                                            ----------------------------
                                                2001           2000
                                            -------------  -------------

Net Sales
  Consumer Products                         $     10,863   $      8,771
  Sensors                                         15,008          7,531
                                            -------------  -------------
     Total                                  $     25,871   $     16,302
                                            -------------  -------------

Operating Income
  Consumer Products                         $      1,354   $      1,391
  Sensors                                          1,904            897
                                            -------------  -------------
Total Segment Operating Income                     3,258          2,288
  Unallocated expenses                               473            480
                                            -------------  -------------
Total Operating Income                             2,785          1,808
  Interest expense, net of interest income         1,002            372
  Other income                                       (16)          (159)
                                            -------------  -------------
     Income before taxes                    $      1,799   $      1,595
                                            =============  =============

                                             AT JUNE 30,    At June 30,
                                            -------------  -------------
                                                2001           2000
Segment Assets
Consumer products                           $     23,558   $     15,262
Sensors                                           39,883         23,385
Unallocated                                       29,479          4,125
                                            -------------  -------------
   Total                                    $     92,920   $     42,772
                                            =============  =============

6.  SUBSEQUENT  EVENTS:

In August 2001, the Company completed a follow-on equity offering of 2,530,000 shares of its common stock, including the exercise of the overallotment option. The stock was priced at $13.50 per share resulting in proceeds, after underwriting discount and expenses, of approximately $31.2 million. A portion of the proceeds were used to fund the acquisition discussed below. Approximately $9.2 million of the proceeds were used to repay outstanding principal on the Company's $25.0 million term loan.

In August 2001, the Company acquired all of the outstanding shares of Terraillon Holdings Limited "Terraillon," a European manufacturer of branded consumer bathroom and kitchen scales. The Company paid a total of $17.1 million to acquire Terraillon. The purchase price was as follows: $5.06 million in cash and 503,704 in shares of its common stock. In addition, the Company paid the majority stockholder of Terraillon $5.24 million to forgive an equal amount of indebtedness owed to it by Terraillon and assumed $4.0 million of Terraillon debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS)

Certain statements in this report, concerning the Company's expectations, intentions and strategies for the future, are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements may be identified by such words or phases as "will likely result," " are expected to," "will continue," "is anticipated," "estimated," "projected," "may," or similar expressions. The forward-looking statements are subject to a number of risks and uncertainties. These statements are based on information available to the Company on the date of this report. The Company assumes no obligation to update them. Actual results could differ materially from these forward looking statements. Among the important factors that could cause actual results to differ materially include: conditions in the general economy and in the markets served by the Company; competitive factors, such as price pressures and the potential emergence of rival technologies; operations affecting availability of component materials at reasonable prices; timely development and market acceptance, and warranty performance of new products; success in identifying, financing and integrating acquisition candidates; changes in product mix, costs and yields, fluctuations in foreign currency exchange rates; uncertainties related to doing business in Hong Kong and China, and the risk factors listed from time to time in the Company's SEC reports. The Company has undertaken an active acquisition program. Forward looking statements may not include the impact of acquisitions, which could affect results in the near term.

RESULTS  OF  OPERATIONS

Sales for the three months ended June 30, 2001 increased by $9,569 or 59 percent to a record first quarter level of $25,871 compared with $16,302 for the first quarter of Fiscal 2001. Sales of our Consumer Products segment increased by $2,092 or 24 percent, to $10,863 in the first quarter of Fiscal 2002 from $8,771 in the prior fiscal year. Sales of our Sensors segment of $15,000 doubled from $7,500 in the prior year. Excluding the contribution of Schaevitz Sensors, Sensor revenue increased 9% for that period.

Due to the higher sales volume, product mix, and ongoing cost reduction efforts, partially offset by costs associated with integrating the Schaevitz acquisition, gross profit for the first quarter increased by $3,612 to $10,699 in Fiscal 2002 from $7,087 in Fiscal 2001. Gross margins were 41.4%, compared with 43.5% in the first quarter last year. Gross Margin percent was adversely impacted by costs associated with integrating the Schaevitz acquisition and lower gross margin percents in this business, until integrated in or low-cost Asian facility. We expect that we may experience price pressures, because of the effect of the current strength of the United States dollar on foreign sales and the introduction of competing consumer products. We intend to maintain our competitiveness by continuing to expand our product lines, with technological advances, innovative designs and broader price ranges, while continuing efforts to reduce product costs.

The net income for the first quarter was $1,351 or $0.15 diluted per share, compared to $1,196 or $0.14 diluted per share for the prior year's first quarter. Net income was negatively affected by costs associated with integrating the Schaevitz acquisition, margins at Schaevitz which are lower than our fully integrated Sensor businesses, and customer funded development which was lower than the prior year, partially offset by adoption of FAS 142 related to accounting for acquisitions (resulting in the elimination of goodwill which would have impacted the first quarter by $0.01 per diluted share) and lower incentive compensation accruals. We are actively pursuing cost reduction programs, including possible reductions in the workforce, and additional savings are anticipated when we fully integrate Schaevitz Sensors with our low-cost Asian facility.

Selling, general and administrative ("SG&A") expenses increased to $7,100 (27.4% of net sales) from $4,900 (29.8% of net sales) in the prior year's first quarter. The increase in absolute amount is due to the Schaevitz acquisition, offset by no goodwill amortization in the current year, and lower bonus accruals.

We continue to actively invest in research and development projects in support of new products and product line extensions. For the first quarter of Fiscal 2002, research and development expenses were $1,259 versus $1,198 in Fiscal 2001. Net research & development expenses for the first quarter of Fiscal 2002 were $816 compared to $423 in the prior year's first quarter. Customer funded development was lower in the first quarter compared to the same period last year, funding of development costs from customers amounting to $443 for the first quarter of Fiscal 2002 versus $775 in the prior year's first quarter. This reduced funding was partially due to economic conditions and timing of customer programs. Development funding is anticipated to continue, but will likely vary from quarter to quarter.

To support revenue growth and to continue to expand product lines, research and development expenses will continue to be significant. We intend to continue to invest in sensor product development and launch new consumer products and line extensions. Utilizing our engineering talent in the Shenzhen, facility, to perform detail design efforts, the we are able to invest in a greater number of cost effective projects.

For the three month period of Fiscal 2002 and Fiscal 2001, we recognized a tax provision of $448 and $399 respectively, at an estimated effective annual income tax rate of approximately 25 percent for Fiscal 2002. The estimated rate of tax is based on the proportion of pretax profits expected to be earned during fiscal year 2002 in each of the countries in which we operate. The foreign tax rates in effect during fiscal year 2002 are lower than the U.S. rates. Deferred income taxes are not provided on these subsidiaries' earnings, which are expected to be reinvested. Pursuant to current tax policies in China, our Chinese operations qualify for a special state corporate tax rate of 7.5% provided that they export a minimum of 70% of production.

On August 4, 2000, we acquired for cash, certain assets and assumed certain liabilities of TRW Sensors & Components Division and Lucas Schaevitz Limited (together "Schaevitz") from TRW Inc. Schaevitz manufacturers in the United States and Europe, and sells worldwide a variety of tilt, displacement and pressure transducers and transmitters. The acquisition is being accounted for as a purchase, and accordingly, the consolidated financial statements include operations of Schaevitz Sensors(TM) from the date of acquisition. The aggregate cash paid was $17,860 (including payment to TRW Components Inc. of $16,775 and closing costs of $1,085). The transaction was financed with a term loan issued by a syndicate of lending institutions lead by our principal bank. Net assets acquired were $10,862 consisting of the fair value of assets acquired of $13,991 less liabilities assumed of $3,129.

LIQUIDITY  AND  CAPITAL  RESOURCES

We believe we have adequate resources for our financing requirements. Net working capital was $24,902 at June 30, 2001, compared to $23,596 at March 31, 2001, reflecting the increase in accounts receivable due to higher revenues, and inventory build-up related to acquisitions and integration of these acquisitions. At June 30, 2001, our current ratio was 1.8. Cash decreased to $528 at June 30, 2001 compared to $593 at March 31, 2001. Investing activities used $2,177 to fund capital expenditures.

Accounts receivable days improved to 54 days at June 20, 2001 compared to 55 days at March 31, 2001. Inventory increased during the quarter from $31,900 to

$35,600. Inventories were higher to the support the integration process. We have a concentrated objective of lowering our inventory levels and improving cashflow.

Our debt to equity ratio improved to 1.42 from 1.44 at April 1, 2001. Our historical financing model has been to utilize cashflow generated by our fully integrated business, our revolving credit facility, and long term debt to finance acquisitions and growth. We anticipate a significant reduction in our debt to equity ratio as a result of our follow-on equity offering. Additionally, reductions in inventory, and costs could yield additional cashflow.

Our principal supplier assembles substantially all consumer products. While we furnish the supplier with the proprietary subassemblies required in our products, the supplier purchases other required components from third parties, reducing our need to finance certain raw materials through their conversion to finished inventories.

At June 30, 2001, there was an outstanding balance of $16,800 under our bank line of credit agreement. The agreement provides for a maximum amount available of $17,000 of which $10,000 is available for general corporate purposes, and $7,000 is available for working capital only. Borrowings are limited to the sum of eligible Accounts Receivable and Inventories and are collateralized by a senior security interest in substantially all our assets. The agreement expires August 4, 2002. Borrowings bear interest at a maximum of the lesser of the bank's prime rate plus 1.0% or the LIBOR rate plus 2.75%. Should we achieve certain financial ratios, the lowest rate becomes the lesser of the bank's prime rate plus 0.5% or a LIBOR rate plus 2.25%. Additionally, we are required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's consent for the payment of dividends, acquisitions or divestitures.

In connection with the acquisition of Schaevitz we repaid the then outstanding balance of a previous term loan and entered into a $25,000 term loan agreement with $21,000 outstanding as of June 30, 2001. The term loan bears interest at LIBOR rate plus 3.25%. The term loan requires quarterly repayments of principle and interest of $4,000 per annum through 2006 and $2,000 in 2007. Additional principal payments are required if our cashflow exceeds certain levels. The term loan is collateralized by a senior security interest in substantially all our assets. Additionally, are required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries, and requires the bank's consent for the payment of dividends, acquisitions, or divestitures.

Further expansions of our financing requirements are likely to require additional resources. We believe that suitable resources for expansion of our financing requirements will be available, though no assurance can be given. In August 2001, we completed a follow-on equity offering as discussed more fully in "subsequent events."

We have not declared cash dividends on our common equity. Management expects that earnings that may be generated from our near-term operations will be substantially reinvested and, accordingly, dividends will not be paid to common shareholders in the short term. Additionally, the payment of dividends is subject to the consent of the bank with which have a revolving credit agreement.

At present, there are no material restrictions on the ability of our Hong Kong subsidiary to transfer funds to us in the form of cash dividends, loans, advances or purchases of materials, products or services. Distribution and repatriation of dividends by our China subsidiary are restricted by Chinese laws and regulations, including currency exchange controls.

SUBSEQUENT  EVENTS

In August 2001, we completed a follow-on equity offering of 2,530 shares of our common stock, including the exercise of the overallotment option. The stock was priced at $13.50 per share with proceeds, after underwriting discount and expenses, of approximately $31,200. A portion of the proceeds were used to fund the acquisition discussed below. Approximately $9,200 of the proceeds were used to repay outstanding principal on our $25,000 term loan.

In August 2001, we acquired all of the outstanding shares of Terraillon Holdings Limited "Terraillon," a European manufacturer of branded consumer bathroom and kitchen scales. We paid a total of $17,100 to acquire Terraillon. The purchase price was as follows: $5,060 in cash and 503,704 in shares of our common stock. In addition, we paid the majority stockholder of Terraillon $5,240 to forgive an equal amount of indebtedness owed to it by Terraillon and assumed $4,000 of Terraillon debt.

PART  II.  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K  AND  8-K/A
                 The company filed the following reports on Form 8-K during the three months ended June 30, 2001:

     - April 2, 2001 - (form 8-K) Proposed Acquisition of Terraillon Holdings Limited

The  following  exhibits  are  included  herein:

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           MEASUREMENT  SPECIALTIES,  INC.

                                           (Registrant)


                                           /s/  Joseph  R.  Mallon  Jr.
                                           ----------------------------------
Date:  August  14,  2001                   Joseph  R.  Mallon  Jr.

                                           Chief  Executive  Officer,  and
                                           Chairman of the Board of Directors

                                           /s/  Kirk  J.  Dischino
                                           ----------------------------------
Date:  August  14,  2001                   Kirk  J  Dischino
                                           Chief  Financial  Officer