Form 10-Q
period 2001-09-30
MEASUREMENT SPECIALTIES INC
filed 2001-11-14
CIK 778734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER:  1-11906


                          MEASUREMENT SPECIALTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               NEW JERSEY                               22-2378738
    (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)


               80 LITTLE FALLS ROAD, FAIRFIELD, NEW JERSEY  07004
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,504,466 shares of common stock, no par, at November 11, 2001.

PART I.   FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .3

  ITEM 1. FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . .3

          Consolidated Balance Sheets, September 30, 2001 (Unaudited)
            and March 31, 2001. . . . . . . . . . . . . . . . . . . . . . . . .3
          Consolidated Statements of Operations (Unaudited), Six Months
            and Three Months Ended September 30, 2001 and 2000. . . . . . . . .5
          Consolidated Statements of Shareholders' Equity, Six Months
            Ended September 30, (Unaudited) and Year Ended March 31,
            2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6
          Consolidated Statements of Cash Flows (Unaudited), Six Months
            Ended September 30, 2001 and 2000 . . . . . . . . . . . . . . . . .7
          Notes to Consolidated Financial Statement . . . . . . . . . . . . . .8

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 18

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . 18

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                                     MEASUREMENT SPECIALTIES,  INC
                                      CONSOLIDATED BALANCE SHEETS

                                                 ASSETS
                                                 ------

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       SEPT. 30, 2001   MARCH 31, 2001
                                                                      ================  ===============
                                                                        (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                           $          1,295  $           593
  Accounts receivable, trade, net of allowance for doubtful accounts            26,417           14,935
     of $868 and $833, respectively
  Inventories                                                                   44,072           31,868
  Prepaid expenses and other current assets                                      8,327            3,317
                                                                      ----------------  ---------------
    Total current assets                                                        80,111           50,713
                                                                      ----------------  ---------------

PROPERTY AND EQUIPMENT                                                          40,751           29,598
  Less accumulated depreciation and amortization                                19,895           12,529
                                                                      ----------------  ---------------
                                                                                20,856           17,069
                                                                      ----------------  ---------------
OTHER ASSETS:
 Goodwill and other intangible assets, net of accumulated
    amortization of $973                                                        21,540           12,606
  Other assets                                                                   4,484            5,949
                                                                      ----------------  ---------------
                                                                                26,024           18,555
                                                                      ----------------  ---------------
Total assets                                                          $        126,991  $        86,337
                                                                      ----------------  ---------------

The accompanying notes are an integral part of these statements.

                              MEASUREMENT SPECIALTIES,  INC
                               CONSOLIDATED BALANCE SHEETS

                         LIABILITIES  AND  SHAREHOLDERS'  EQUITY
                         ---------------------------------------

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        SEPT. 30, 2001    MARCH 31, 2001
                                                       ----------------  ----------------
                                                         (UNAUDITED)
CURRENT LIABILITIES:
  Current portion of long term debt and
     capital lease obligations                         $        22,702   $         4,000
  Accounts payable                                              26,693            13,713
  Accrued expenses and other current liabilities                 8,267             9,404
                                                       ----------------  ----------------
    Total current liabilities                                   57,662            27,117
                                                       ----------------  ----------------
OTHER LIABILITIES:
  Long term debt and capital lease obligations,
    net of current portion                                       7,337            32,736
  Other liabilities                                              1,082             1,003
                                                       ----------------  ----------------
                                                                 8,419            33,739
                                                       ----------------  ----------------
    Total liabilities                                           66,081            60,856
                                                       ----------------  ----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Serial preferred stock;
    221,756 shares authorized; none outstanding                      -                 -
  Common stock, no par; 20,000,000 shares authorized;
   shares issued and outstanding 11,504,466 and
   8,333,340, respectively                                       5,502             5,502
  Additional paid-in capital                                    41,863             3,769
  Retained earnings                                             13,765            16,225
  Accumulated other comprehensive loss                            (220)              (15)
                                                       ----------------  ----------------
           Total shareholders' equity                           60,910            25,481
                                                       ----------------  ----------------
Total liabilities and shareholders' equity             $       126,991   $        86,337
                                                       ----------------  ----------------

The accompanying notes are an integral part of these statements.

                                          MEASUREMENT SPECIALTIES,  INC
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         FOR THE THREE MONTHS ENDED SEPT.30,  FOR THE SIX MONTHS ENDED SEPT. 30,
                                         ----------------------------------  ------------------ ----------------
                                              2001              2000               2001               2000
                                         ---------------  -----------------  -----------------  ----------------
Net sales                                $       34,868   $         28,237   $         60,739   $        44,539
Cost of goods sold                               26,186             16,570             41,358            25,785
                                         ---------------  -----------------  -----------------  ----------------
        Gross profit                              8,682             11,667             19,381            18,754
                                         ---------------  -----------------  -----------------  ----------------
Operating expenses (income):
  Selling, general and administrative            11,162              7,727             18,260            12,583
  Research and development                        2,021              1,035              3,280             2,233
  Customer funded development                      (456)            (1,023)              (899)           (1,798)
                                         ---------------  -----------------  -----------------  ----------------
     Total operating expenses                    12,727              7,739             20,641            13,018
                                         ---------------  -----------------  -----------------  ----------------
        Operating income ( loss)                 (4,045)             3,928             (1,260)            5,736
  Interest expense, net of interest
     income of $6 and $7, respectively              978                259              1,980               637
   Other (loss) income                               58                  6                 42              (159)
                                         ---------------  -----------------  -----------------  ----------------
Income before income taxes                       (5,081)             3,663             (3,282)            5,258
Income tax provision (benefit)                   (1,270)               847               (822)            1,246
                                         ---------------  -----------------  -----------------  ----------------
Net income (loss)                        $       (3,811)  $          2,816   $         (2,460)  $         4,012
                                         ===============  =================  =================  ================

Earnings (loss) per common share
    Basic                                $        (0.37)  $           0.35   $          (0.26)  $          0.50
                                         ===============  =================  =================  ================
    Diluted                              $        (0.35)  $           0.32   $          (0.25)  $          0.45
                                         ===============  =================  =================  ================

The accompanying notes are an integral part of these statements.

                                                 MEASUREMENT SPECIALTIES,  INC
                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE YEAR ENDED MARCH 31, 2001 AND THE SIX MONTHS ENDED SEPT. 30, 2001 (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       ACCUMULATED
                                                             ADDITIONAL                   OTHER
                                                    COMMON     PAID-IN     RETAINED   COMPREHENSIVE              COMPREHENSIVE
                                                     STOCK     CAPITAL     EARNINGS   INCOME (LOSS)    TOTAL        INCOME
                                                    -------  -----------  ----------  --------------  --------  ---------------
Balance, April 1, 2000                              $ 5,502  $     2,042  $   7,264             ($1)  $14,807

  Comprehensive Income:                                   -            -          -               -         -

                  Net Income                              -            -      8,961               -     8,961   $        8,961

                  Currency Translation Adjustment         -            -          -             (14)      (14)             (14)
                                                                                                                ---------------

  Comprehensive Income, March 31, 2001                                                                          $        8,947
                                                                                                                ===============

Tax Benefit On Exercise Of Options                        -          924          -               -       924

353,000 common shares issued upon exercise of
  options                                                 -          803          -               -       803
                                                    -------  -----------  ----------  --------------  --------

Balance, March 31, 2001                               5,502        3,769     16,225             (15)   25,481

  Comprehensive Income: (unauditeed)                                                                        -

                  Net Loss                                -            -     (2,460)              -    (2,460)         ($2,460)

                  Currency Translation Adjustment                                                 6         6                6

                  Net Loss on Interest Rate
                    Cash Flow Hedge                                                            (211)     (211)            (211)
                                                                                                                ---------------

  Comprehensive Income, Sept. 30, 2001                                                                                 ($2,665)
                                                                                                                ===============

2,530,000 common shares issued
  in secondary offering                                           30,984                               30,984

503,692 common shares issued for acquisition
 for acquisition                                                   6,800                                6,800

137,434 common shares issued upon
  exercise of options                                     -          310          -               -       310
                                                    -------  -----------  ----------  --------------  --------

BALANCE, SEPT. 30, 2001 (UNAUDITED)                 $ 5,502  $    41,863  $  13,765           ($220)  $60,910
                                                    -------  -----------  ----------  --------------  --------

The accompanying notes are an integral part of these statements.

                                        MEASUREMENT SPECIALTIES,  INC
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        FOR THE SIX MONTHS ENDED SEPT. 30,
                                                                      ======================================
                                                                            2001                 2000
                                                                      ==================  ==================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                   $          (2,460)  $           4,012
  Adjustments to reconcile net (loss) income to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                               2,168               1,777
      Net changes in operating assets and liabilities,
         net of business acquired:
        Accounts receivable, trade                                               (6,037)             (7,680)
        Inventories                                                              (4,292)             (5,793)
        Prepaid expenses and other current assets                                   (99)             (2,468)
        Other assets                                                              1,009                 463
        Accounts payable                                                          2,234               3,678
        Accrued expenses and other liabilities                                     (912)              1,142
                                                                      ------------------  ------------------
    Net cash (used in) operating activities                                      (8,389)             (4,869)
                                                                      ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                         (3,872)             (2,407)
     Acquisition of business, net of cash acquired                              (11,634)            (17,860)
                                                                      ------------------  ------------------
    Net cash used in investing activities                                       (15,506)            (20,267)
                                                                      ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under bank line of credit agreement                                 14,156              21,593
  Repayments under bank line of credit agreement                                (10,624)            (11,525)
  Borrowings under capital lease obligations                                      1,057                   -
  Repayments under capital lease obligations                                       (117)                  -
  Proceeds of long term debt                                                          -              25,000
  Repayments of long term debt                                                  (11,169)            (11,000)
  Proceeds from exercise of options                                                 310                 682
  Proceeds from issuance of common stock                                         30,984                   -
                                                                      ------------------  ------------------
    Net cash provided by financing activities                                    24,597              24,750
                                                                      ------------------  ------------------

Net change in cash and cash equivalents                                             702                (386)
Cash and cash equivalents, beginning of year                                        593               1,882
                                                                      ------------------  ------------------

Cash and cash equivalents, end of period                              $           1,295   $           1,496
                                                                      ==================  ==================

Supplemental Cash flow Information:
Cash paid during the period for:
  Interest                                                            $           1,864   $             637
  Income Taxes                                                                      326                 153
 Common stock issued in conection with acquisition                                6,800                   -

The accompanying notes are an integral part of these statements.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM  FINANCIAL  STATEMENTS:

Basis of presentation:
These interim financial statements were prepared pursuant to accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, while they conform with the measurement and classification provisions of accounting principles generally accepted in the United States, they do not include the footnote information required by accounting principles generally accepted in the United States for annual financial statements. Preparation of these financial statements requires management to make estimates and assumptions which affect the amounts reported. Actual results could differ from those estimates. Additionally, these financial statements are subject to adjustments that might result from the independent audit of the Company's financial statements for the year ending March 31, 2002. In the opinion of management, all adjustments and disclosures necessary to make these interim financial statements not misleading have been included. Reference is made to the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. Operating results for the six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

Description of business:
Measurement Specialties ("MSI" or "the Company") is a designer, and manufacturer of sensors, and sensor-based, consumer products. Measurement Specialties produces sensors that measure physical variables such as pressure, acceleration, force, displacement, angle and distance. The Company uses advanced technologies, including piezoresitive, application specific integrated circuits (ASIC's), micro-electromechanical systems (MEMS), piezopolymers, and strain gages to produce precise, cost effective sensors.

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

Revenue recognition:
Revenue is recorded when products are shipped, at which time title generally passes to the customer. Certain products may be sold with a provision allowing the customer or distributor to return a portion of products not sold to third party customers. Upon shipment, the Company provides for allowances for returns and warranties based upon historical and estimated return rates.

The Company utilizes manufacturing representatives as sales agents for certain of the Company's products. Such representatives do not receive orders directly from customers, generally take title to or physical possession of products, or invoice customers. Accordingly, revenue is recognized upon shipment.

Certain consumer products are sold under "private label" arrangements with various customers. Such products are manufactured to the customer's specifications. The Company is not responsible for ultimate sale to third party customers and records revenue upon shipment.

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

Other Comprehensive Income (Loss):
Comprehensive income (loss) consists of net earnings or loss for the period, foreign currency translation adjustments, and the net gain or loss on interest rate swap cash flow hedge.

Interest Rate Swaps:
The Company uses interest rate swaps to manage interest rate risk. It has entered into interest rate swap agreements which are intended as a hedge of interest rate risk against specifically identified variable rate debt. The differentials to be received or paid are recognized over the life of the contract as an adjustment to interest expense.

Shipping  and  handling  costs:
In September 2000, the Financial Accounting Standards Board issued Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs," which provides for shipping and handling costs to be recorded in cost of sales. The Company adopted EITF 00-10 in the prior fiscal year and has reclassified prior period financial statements to conform to this presentation.

Reclassifications:
Certain reclassifications have been made to the prior period financial statements in order to conform to the current period presentation.

Recent Accounting Pronouncements:


The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as of April 1, 2001. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Accounting for interest rate swaps held by the Company are affected by implementation of this standard. The earnings impact of SFAS 133 related to the initial adoption of the standard was not material.

The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS
142), "Goodwill and Other Intangible Assets", effective April 1, 2001. Under SFAS 142, goodwill is not amortized but is tested for impairment on an annual basis. The initial test must be performed by the end of the fiscal year in which the Standard is adopted. The impairment test is a two step process. The first step identifies potential impairment by comparing an entity's fair value (including goodwill) to its carrying amount. If the entity's carrying amount exceeds its fair value, the second step is performed which compares the fair value of the entity's goodwill to the carrying amount of that goodwill. If the carrying amount of goodwill exceeds the fair value, an impairment loss is recognized. The Company has not performed the initial impairment test for the current fiscal year. Effective April 1, 2001, the Company did not record amortization expense. Such pretax expense would have approximated $595 for the six months ended September 30, 2001.

2. ACQUISITIONS:

In August, 2000, the Company acquired Schaevitz(TM)Sensors ("Schaevitz") from TRW Components, IncSchaevitz designs and manufacturers a variety of tilt, displacement, and pressure transducers and transmitters in the United States and Europe which are sold worldwide. The acquisition was accounted for as a purchase, and accordingly, the consolidated financial statements include operations of Schaevitz from the date of acquisition. The aggregate cash paid was $17,860 (including payment to TRW Components Inc. of $16,775 and closing costs of $1,085). The excess of the purchase price over the net assets acquired (principally goodwill) of $6,998 was being amortized over 15 years (prior to implementation of Financial Accounting Standards Board SFAS No. 142, as more fully described in Note 1). The transaction was financed with a term loan issued by a syndicate of lending institutions lead by the Company's principal bank. Net assets acquired were $10,862 consisting of the fair value of assets acquired of $13,991 less liabilities assumed of $3,129.

The following unaudited pro forma consolidated results of operations for the period assumes the Schaevitz acquisition had occurred as of April 1, 2000, giving effect to purchase accounting adjustments. The proforma data is for informational purposes only and may not necessarily reflect results of operations had Schaevitz been operated as part of the Company since April 1, 2000.

                                               UNAUDITED
                                        SIX MONTHS ENDED SEPT 30,
                                      ----------------------------
                                          2001          2000
                                      ------------  --------------
           Net Sales                  $    60,739   $      53,497
           Net (Loss) Income               (2,460)          3,290
           Earnings per common
             share
               BASIC                  $     (0.26)  $        0.41
               DILUTED                $     (0.25)  $        0.37

In August, 2001, the Company acquired all of the outstanding shares of Terraillon Holdings Limited "Terraillon," a European manufacturer of branded consumer bathroom and kitchen scales. The acquisition was accounted for as a purchase, and accordingly, the consolidated financial statements include operations of Terraillon from the date of acquisition. The aggregate purchase price was $18,434 and included $10,320 in cash, 503,704 in shares of its common stock value at $6,800, and $1,314 of closing costs. The excess of the purchase price over the net assets acquired (principally goodwill) of $8,416 is accounted for in accordance with Financial Accounting Standards Board SFAS No. 141 "Business Combinations." The Company financed the acquisition by a follow-on equity offering of its common stock which is described in Note 6. Net assets acquired were $10,018 consisting of the fair value of assets acquired of $20,412 less liabilities assumed of $10,394. In connection with the acquisition of Teraillon, the Company recorded a liability of approximately $966 for severance and related costs. The Company expects that the termination of employees related to the Terraillon acquisition will be substantially complete within one year of the acquisition date.


The following unaudited pro forma consolidated results of operations for the period assumes the Terraillon and Schaevitz acquisitions had occurred as of April 1, 2000, giving effect to purchase accounting adjustments. The proforma data is for informational purposes only and may not necessarily reflect results of operations had Terraillon and Schaevitz been operated as part of the Company since April 1, 2000.

                                               UNAUDITED
                                        SIX MONTHS ENDED SEPT 30,
                                      ----------------------------
                                          2001          2000
                                      ------------  --------------
           Net Sales                  $    75,010   $      61,567
           Net (Loss) Income               (2,170)          4,435
           Earnings per common
             share
               BASIC                  $     (0.21)  $        0.47
               DILUTED                $     (0.20)  $        0.43

3. INVENTORIES:

Inventories are summarized as follows:

                 SEPT. 30, 2001   March 31, 2001
                 ---------------  ---------------
Raw Materials    $        11,292  $         9,431
Work-in-process            3,577            3,266
Finished goods            29,203           19,171
                 ---------------  ---------------
                 $        44,072  $        31,868
                 ---------------  ---------------


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

The following is a reconciliation of the numerators and denominators of basic and diluted EPS computations:

                                FOR THE THREE MOS. ENDED SEPT.30, 2001  For the three months ended Sept.30, 2000
                                --------------------------------------  ----------------------------------------
(Numbers in thousands              INCOME        SHARES      PER SHARE      Income        Shares      Per share
except per share amounts)        NUMERATOR    DENOMINATOR     AMOUNT      Numerator     Denominator     Amount
                                ---------------------------------------  ---------------------------------------
Basic per share information     $    (3,811)        10,272  $    (0.37)  $      2,816          8,034  $     0.35
Effect of dilutive securities             -            470                          -            898
                                ---------------------------------------  ---------------------------------------
Diluted per share
information                     $    (3,811)        10,742  $    (0.35)  $      2,816          8,932  $     0.32
                                ---------------------------------------  ---------------------------------------

                                ---------------------------------------  ---------------------------------------
                                     FOR THE SIX ENDED SEPT.30, 2001     For the six months ended Sept. 30, 2000
                                ---------------------------------------  ---------------------------------------
(Numbers in thousands              INCOME        SHARES      PER SHARE      Income        Shares      Per share
except per share amounts)        NUMERATOR    DENOMINATOR     AMOUNT      Numerator     Denominator     Amount
                                ---------------------------------------  ---------------------------------------
Basic per share information     $    (2,460)         9,343  $    (0.26)  $      4,012          8,010  $     0.50
Effect of dilutive securities             -            597                    -            905
                                ---------------------------------------  ---------------------------------------
Diluted per share
information                     $    (2,460)         9,940  $    (0.25)  $      4,012          8,915  $     0.45
                                ---------------------------------------  ---------------------------------------

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

The following is information related to industry segments:

                                             SIX MONTHS ENDED SEPT 30:
                                             --------------------------
                                                 2001          2000
                                             ------------  ------------
Net Sales
  Consumer Products                          $    31,647   $    24,498
  Sensors                                         29,092        20,041
                                             ------------  ------------
     Total                                   $    60,739   $    44,539
                                             ------------  ------------

Operating Income
  Consumer Products                          $     1,711   $     4,511
  Sensors                                         (1,389)        2,322
                                             ------------  ------------
Total Segment Operating Income                       322         6,833
  Unallocated expenses                             1,582        (1,097)
                                             ------------  ------------
Total Operating (Loss) Income                     (1,260)        5,736

  Interest expense, net of interest income        (1,980)         (637)
  Other income (expense)                             (42)          159
                                             ------------  ------------
     (Loss) Income before taxes              $    (3,282)  $     5,258
                                             ============  ===========-



                   AT SEPT. 30,   At Mar. 30,
                       2001           2000
                   -------------  ------------
Segment Assets
 Consumer products $      52,320  $     18,965
 Sensors                  67,954        62,247
 Unallocated               6,717         5,125
                   -------------  ------------
   Total           $     126,991  $     86,337
                   =============  ============


6. EQUITY OFFERING:

In August 2001, the Company completed a follow-on equity offering of 2,530,000 shares of its common stock, including the exercise of the overallotment option. The stock was priced at $13.50 per share resulting in proceeds, after
underwriting discount and expenses of $30,984.   Of the proceeds, $11,634 was
used to fund the Terraillon acquisition, and $9,169 was used to repay outstanding principal on the term loan.

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

RESULTS OF OPERATIONS

Sales for the three months ended September 30, 2001 increased by $6,631 or 23 percent to $34,868 compared with $28,237 for the second quarter of Fiscal 2001. Sales of our Consumer Products segment increased by $5,057 or 32 percent, to $20,784 in the second quarter of Fiscal 2002 from $15,727 in the prior fiscal year. Sales of our Sensors segment increased by $1,574 or 13% to $14,084 from $12,510 in the prior year. Revenues from the Terraillon acquisition are included from its August, 2001 acquisition date and Schaevitz from its August, 2000 acquisition date.

Gross margin for the quarter was 25%, including a write-off of ParkZone inventory of $0.9 million. Excluding the write-off, gross margin was 27% compared to 41% in the second quarter of last year. The primary reason for the decline in the margin was lower production levels in our Sensors Divisions compared to both the first fiscal quarter of this year and fourth fiscal quarter of fiscal 2001. These lower production levels resulted in unabsorbed fixed cost being charged directly to the P/L. Management has implemented significant cost reduction measures expected to yield future benefits, however, we expect lower than historical gross margins to occur as we continue to reduce inventory.

S, G & A expenses were 32% of revenues in the current quarter, and include $0.8 million related to assets of the ParkZone product line. Excluding the write-off, S, G & A was 30% of sales compared to 27% in the prior year. The increase is due to the higher percentage of consumer sales, including Terraillon, which carry higher variable selling costs. For the first half of fiscal 2002, S, G & A, excluding the ParkZone write-off, was 29% of sales, approximately the same as last year's first six months.

We continue to actively invest in research and development projects in support of new products and product line extensions. For the second quarter of Fiscal 2002, research and development expenses were $2,021 versus $1,035 in Fiscal 2001. Net research & development expenses for the first quarter of Fiscal 2002 were $1,565 compared to $12 in the prior year's second quarter. Customer funded development was lower in the second quarter compared to the same period last year, funding of development costs from customers amounting to $456 for the second quarter of Fiscal 2002 versus $1,023 in the prior year's second quarter. This reduced funding was partially due to economic conditions and timing of customer programs. Development funding is anticipated to continue, but will likely vary from quarter to quarter.

To support revenue growth and to continue to expand product lines, research and development expenses will continue to be significant. We intend to continue to invest in sensor product development and launch new consumer products and line extensions. Utilizing our engineering talent in the Shenzhen, facility, to perform detail design efforts, we are able to invest in a greater number of cost effective projects.

Interest expense was $984 for the current year's quarter compared to $266 for the second quarter of last fiscal year. The increase is due to acquisitions, lower current year's cash flow, partially offset by proceeds of the public offering.

For the second quarter of Fiscal 2002 and Fiscal 2001, we recognized a tax benefit of $1,270 and a tax provision of $847 respectively, at an estimated effective annual income tax rate of approximately 25 percent for Fiscal 2002. The estimated rate of tax is based on the proportion of pretax profits or losses expected to be earned during fiscal year 2002 in each of the countries in which we operate. The foreign tax rates in effect during fiscal year 2002 are lower than the U.S. rates. Deferred income taxes are not provided on these subsidiaries' earnings, which are expected to be reinvested. Pursuant to current tax policies in China, our Chinese operations qualify for a special state corporate tax rate of 7.5% provided that they export a minimum of 70% of production.

The net loss for the second quarter was $(3,811) or $(0.35) diluted per share, compared to net income of $2,816 or $0.35 diluted per share for the prior year's
second quarter.   Net income was impacted by the adoption of Statement of
Financial Accounting Standards No. 142 related to accounting goodwill and other intangible assets (resulting in the elimination of goodwill which would have impacted the second quarter by $0.03 per diluted share) and lower incentive compensation accruals.

On August 10, 2001, the Company acquired all of the outstanding shares of Terraillon Holdings Limited "Terraillon," a European manufacturer of branded consumer bathroom and kitchen scales. The acquisition was accounted for as a purchase, and accordingly, the consolidated financial statements include operations of Terraillon from the date of acquisition. The aggregate purchase price was $18,434 and included $10,320 in cash, 503,704 in shares of its common stock valud at $6,800, and $1,314 of closing costs. The excess of the purchase price over the net assets acquired (principally goodwill) of $8,416 is accounted for in accordance with Financial Accounting Standards Board SFAS No. 141 " Business Combinations." The Company financed the acquisition by a follow-on equity offering of its common stock which is described in Note 6.
Net assets acquired were $10,018 consisting of the fair value of assets acquired of $20,412 less liabilities assumed of $10,394. In connection with the acquisition of Teraillon, the Company recorded a liability of approximately $966 for severance and related costs. The Company expects that the termination of employees related to the Terraillon acquisition will be substantially complete within one year of the acquisition date.

LIQUIDITY AND CAPITAL RESOURCES

We believe we have adequate resources for our financing requirements. Net working capital was $22,449 at September 30, 2001, compared to $23,596 at March 31, 2001. At September 30, 2001, our current ratio was 1.4. Cash increased to $1,295 at September 30, 2001 compared to $593 at March 31, 2001. Investing activities used $15,506 of which $11,634 was for the Terraillon acquisition and $3,872 to fund capital expenditures.

Accounts receivable days were 55 days at September 30, 2001 and March 31, 2001. Excluding Terraillon, receivable days improved to 54 days at September 30, 2001. Inventory, excluding Terraillon inventory of $10,067, increased to $34,005 from $31,868 at March 31, 2001. Inventories were higher to support the integration process as well as seasonal consumer demand. We have a concentrated objective of lowering our inventory levels and improving cashflow.

Our debt to equity ratio improved to .49 from 1.44 at March 31, 2001 primarily due to a repayment of $9,169 on our $25 million term loan in connection with
our follow -on equity offering.   Future reductions in inventory, and costs
could yield additional cashflow.

At September 30, 2001, there was an outstanding balance of $18,269 under our bank line of credit agreement. The agreement provides for a maximum amount available of $23,000 of which $13,000 is available for general corporate purposes, and $10,000 is available for working capital only. Borrowings are limited to the sum of eligible Accounts Receivable and Inventories and are collateralized by a senior security interest in substantially all our assets. The agreement expires August 4, 2002. Borrowings bear interest at a maximum of the lesser of the bank's prime rate plus 1.0% or the LIBOR rate plus 2.75%. Should we achieve certain financial ratios, the lowest rate becomes the lesser of the bank's prime rate plus 0.5% or a LIBOR rate plus 2.25%. Additionally, we are required to maintain minimum levels of certain profitability ratios, limits capital expenditures and advances to subsidiaries and requires the bank's
consent for the payment of dividends, acquisitions or divestitures.   It is our
intent to extend the maturity date of the line of credit agreement.

In connection with the acquisition of Schaevitz we repaid the then outstanding balance of a previous term loan and entered into a $25,000 term loan agreement with $10,831 outstanding as of September 30, 2001. The term loan bears interest at LIBOR rate plus 3.25%. The term loan requires quarterly repayments of principle and interest of $4,000 per annum through Fiscal 2004 and $831in 2005. Additional principal payments are required if our cashflow exceeds certain levels. The term loan is collateralized by a senior security interest in substantially all our assets. Additionally, the agreement requires us to maintain certain profitability ratios, limit capital expenditures and advances to subsidiaries, and obtain bank consent for the payment of dividends, acquisitions, or divestitures.

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

In August 2001, we completed a follow-on equity offering of 2,530 shares of our common stock, including the exercise of the overallotment option. The stock was priced at $13.50 per share with proceeds, after underwriting discount and expenses, of approximately $30,984. Of the proceeds, $11,634 was used to fund the Terraillon acquisition, and $9,169 was used to repay outstanding principal on our $25,000 term loan.

PART  II.  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K  AND  8-K/A
                 The company filed the following reports on Form 8-K during the three months ended September 30, 2001:

     -    July  03,  2001-  (form 8-K) Comments On Outlook For The Quarter Ended
          June  30,  2001
     - July 16, 2001- (form 8-K) Amendment Of The Agreement For The Purchase Of The Share Capital of Terraillon Holdings Limited dated June 7, 2001
     -    August  21,  2001-(form 8K) Acquisition of Terraillon Holdings Limited

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              MEASUREMENT SPECIALTIES, INC.


                                              (Registrant)




                                              /s/  Joseph R. Mallon Jr.
                                              -------------------------
Date: November 14, 2001                       Joseph R. Mallon Jr.

                                              Chief Executive Officer,  and
                                              Chairman of the Board of Directors


                                              /s/  Kirk J. Dischino
                                              ---------------------
Date: November 14, 2001                       Kirk J Dischino
                                              Chief Financial Officer