Form 10-Q
period 2001-12-31
MEASUREMENT SPECIALTIES INC
filed 2002-05-31
CIK 778734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 1-11906


                          MEASUREMENT SPECIALTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            NEW JERSEY                             22-2378738
   -----------------------------               ------------------
 (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


                80 LITTLE FALLS ROAD, FAIRFIELD, NEW JERSEY 07004
                --------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)

                                 (973) 808-1819
               --------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes      No  X
                                        ---     ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
11,912,958 shares of common stock, no par, at May 28,  2002.

PART I.  FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

  Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
           Condensed Consolidated Balance Sheets, December 31, 2001
            (Unaudited) and March 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . 3
           Condensed Consolidated Statements of Operations (Unaudited), Nine
             Months and Three Months Ended December 31, 2001 and 2000. . . . . . . . . . 5
           Condensed Consolidated Statements of Shareholders' Equity, Nine Months
             Ended December 31, (Unaudited) and Year Ended March 31, 2001. . . . . . . . 6
           Condensed Consolidated Statements of Cash Flows (Unaudited), Nine
             Months Ended December 31, 2001 and 2000 . . . . . . . . . . . . . . . . . . 7
           Notes to Condensed Consolidated Financial Statements. . . . . . . . . . . . . 8

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK 24

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

  ITEM 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEED . . . . . . . . . . . . . . . . . . 27

  ITEM 6.  Exhibits and Reports on Form 8-K and 8-K/A . . . . . . . . . . . . . . . . . 27

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30

                                MEASUREMENT SPECIALTIES,  INC
                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                            ASSETS
                                            ------

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              DEC. 31, 2001   MARCH 31, 2001
                                                             ===============  ==============
                                                               (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents                                  $         1,114  $           593
  Accounts receivable, trade, net of allowance for doubtful           28,208           14,935
    accounts of $1,315 and $833, respectively
  Inventories                                                         28,486           31,868
  Prepaid expenses and other current assets                           12,628            3,317
                                                             ---------------  ---------------
    Total current assets                                              70,436           50,713
                                                             ---------------  ---------------

PROPERTY AND EQUIPMENT                                                41,569           29,598
  Less accumulated depreciation and amortization                      20,708           12,529
                                                             ---------------  ---------------
                                                                      20,861           17,069
                                                             ---------------  ---------------
OTHER ASSETS:
 Goodwill, net of accumulated amortization of $973                    21,902           12,606
  Other assets                                                         5,448            5,949
                                                             ---------------  ---------------
                                                                      27,350           18,555
                                                             ---------------  ---------------
Total assets                                                 $       118,647  $        86,337
                                                             ===============  ===============

                              MEASUREMENT SPECIALTIES,  INC
                          CONDENSED CONSOLIDATED BALANCE SHEETS

                         LIABILITIES  AND  SHAREHOLDERS'  EQUITY
                         ---------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        DEC. 31, 2001    MARCH 31, 2001
                                                       ===============  ================
                                                         (UNAUDITED)
CURRENT LIABILITIES:
  Current portion of long term debt and
    capital lease obligations                          $       37,171   $         4,000
  Accounts payable                                             19,809            13,713
  Accrued expenses and other current liabilities                9,449             9,404
                                                       ---------------  ----------------
    Total current liabilities                                  66,429            27,117
                                                       ---------------  ----------------
OTHER LIABILITIES:
  Long term debt and capital lease obligations,
    net of current portion                                          -            32,736
  Other liabilities                                               748             1,003
                                                       ---------------  ----------------
                                                                  748            33,739
                                                       ---------------  ----------------
    Total liabilities                                          67,177            60,856
                                                       ---------------  ----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Serial preferred stock;
    221,756 shares authorized; none outstanding                     -                 -
  Common stock, no par; 20,000,000 shares authorized;
  shares issued and outstanding 11,864,958 and
  8,333,340, respectively                                       5,502             5,502
  Additional paid-in capital                                   43,872             3,769
  Retained earnings                                             2,419            16,225
  Accumulated other comprehensive loss                           (323)              (15)
                                                       ---------------  ----------------
      Total shareholders' equity                               51,470            25,481
                                                       ---------------  ----------------
Total liabilities and shareholders' equity             $      118,647   $        86,337
                                                       ===============  ================

                                                MEASUREMENT SPECIALTIES,  INC
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)


(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             FOR THE THREE MONTHS ENDED DEC. 31,       FOR THE NINE MONTHS ENDED DEC. 31,
                                          ========================================  ========================================
                                                 2001                 2000                 2001                 2000
                                          ==================  ====================  ===================  ===================
Net sales                                 $           43,022   $           34,330   $          103,761   $           78,869
Cost of goods sold                                    42,602               19,889               83,960               45,674
                                          -------------------  -------------------  -------------------  -------------------
    Gross profit                                         420               14,441               19,801               33,195
                                          -------------------  -------------------  -------------------  -------------------
Operating expenses (income):
  Selling, general and administrative                 11,318                8,646               29,578               21,229
  Research and development                             1,649                1,286                4,929                3,519
  Customer funded development                           (439)                (608)              (1,338)              (2,406)
                                          -------------------  -------------------  -------------------  -------------------
    Total operating expenses                          12,528                9,324               33,169               22,342
                                          -------------------  -------------------  -------------------  -------------------
      Operating (loss) income                        (12,108)               5,117              (13,368)              10,853
  Interest expense, net of interest
    income of $6 and $16, respectively                   624                1,042                2,604                1,641
   Other expense (income)                                616                  (67)                 658                 (188)
                                          -------------------  -------------------  -------------------  -------------------
(Loss) income before income taxes                    (13,348)               4,142              (16,630)               9,400
Income tax provision (benefit)                        (2,002)                 994               (2,824)               2,240
                                          -------------------  -------------------  -------------------  -------------------
Net (loss) income                         $          (11,346)  $            3,148   $          (13,806)  $            7,160
                                          ==================  ====================  ===================  ===================
(Loss) Earnings per common share
    Basic                                 $            (0.98)  $             0.38   $            (1.37)  $             0.88
                                          ==================  ====================  ===================  ===================
    Diluted                               $            (0.95)  $             0.35   $            (1.31)  $             0.80
                                          ==================  ====================  ===================  ===================

                                               MEASUREMENT SPECIALTIES,  INC
                                 CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEAR ENDED MARCH 31, 2001 AND THE NINE MONTHS ENDED DEC. 31, 2001 (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                        Accumulated
                                                                Additional                 Other
                                                         Common  paid-in    Retained   Comprehensive            Comprehensive
                                                         stock   capital    Earnings   Income (Loss)    Total      Income
                                                         ------  --------  ----------  -------------  ---------  ----------
Balance, April 1, 2000                                   $5,502  $  2,042  $   7,264            ($1)  $ 14,807
  Comprehensive income (loss):
      Net income                                              -         -      8,961              -      8,961   $   8,961
      Currency translation adjustment                         -         -          -            (14)       (14)        (14)
                                                                                                                 ----------
  Comprehensive income, March 31, 2001                                                                               8,947
                                                                                                                 ==========
Tax benefit on exercise of options                            -       924          -              -        924
353,000  common shares issued upon exercise of options        -       803          -              -        803
                                                       --------------------------------------------------------
Balance, March 31, 2001                                   5,502     3,769     16,225            (15)    25,481
  Comprehensive income (loss): (unaudited)
      Net loss                                                -         -    (13,806)             -    (13,806)    (13,806)
      Currency translation adjustment                         -         -          -            (14)       (14)        (14)
      Net unrealized loss on interest rate
      Cash flow hedge                                         -         -          -           (294)      (294)       (294)
                                                                                                                  ---------
  Comprehensive income (loss), Dec. 31, 2001                                                                      ($14,114)
                                                                                                                  =========
2,530,000 common shares issued in secondary offering          -    30,984          -              -     30,984
503,692 common shares issued for acquisition                  -     6,800          -              -      6,800
182,434 common shares issued upon
  exercise of options                                         -       429          -              -        429
314,081 common shares issued in private placement             -     1,890          -              -      1,890
                                                         ------  --------  ----------  -------------  ---------

BALANCE, DEC. 31, 2001 (UNAUDITED)                       $5,502  $ 43,872  $   2,419          ($323)  $ 51,470
                                                         ======================================================

                                   MEASUREMENT SPECIALTIES,  INC
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)


(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE NINE MONTHS ENDED DEC. 31,
                                                          ========================================
                                                                 2001                 2000
                                                          ===================  ===================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                       $          (13,806)  $            7,160
  Adjustments to reconcile net (loss) income to net cash
    used in operating activities:
      Depreciation and amortization                                    3,186                2,704
      Net changes in operating assets and liabilities,
        net of business acquired:
        Accounts receivable, trade                                    (7,828)              (6,740)
        Inventories                                                   11,294              (10,448)
        Prepaid expenses and other current assets                     (2,509)              (1,676)
        Other assets                                                    (522)                (356)
        Accounts payable                                              (4,648)               4,871
        Accrued expenses and other liabilities                          (171)               1,775
                                                          -------------------  -------------------
    Net cash used in operating activities                            (15,004)              (2,710)
                                                          -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                               (4,690)              (4,426)
    Acquisition of business, net of cash acquired                    (11,634)             (17,860)
                                                          -------------------  -------------------
   Net cash used in investing activities                             (16,324)             (22,286)
                                                          -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under bank line of credit agreement                      21,135               19,268
  Repayments under bank line of credit agreement                      (9,895)              (8,663)
  Borrowings under capital lease obligations                           1,539                    -
  Repayments under capital lease obligations                            (173)                   -
  Proceeds of long term debt                                               -               25,000
  Repayments of long term debt                                       (12,170)             (12,000)
  Proceeds from exercise of options                                      429                  712
  Proceeds from issuance of common stock                              30,984                    -
                                                          -------------------  -------------------
    Net cash provided by financing activities                         31,849               24,317
                                                          -------------------  -------------------

Net change in cash and cash equivalents                                  521                 (679)
Cash and cash equivalents, beginning of year                             593                1,882
                                                          -------------------  -------------------

Cash and cash equivalents, end of period                  $            1,114   $            1,203
                                                          ===================  ===================

Supplemental Cash Flow Information:
Cash paid during the period for:
  Interest                                                $            2,316   $            1,566
  Income taxes                                                           676                  153
Non-cash transactions:
  Common stock issued in conection with acquisition       $            6,800   $                -
  Common stock subscription receivable                                 2,000                    -

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ($ IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  INTERIM  FINANCIAL  STATEMENTS:

Basis of presentation and liquidity:
These interim financial statements were prepared pursuant to accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, while they conform with the measurement and classification provisions of accounting principles generally accepted in the United States, they do not include the footnote information required by accounting principles generally accepted in the United States for annual financial statements. Preparation of these financial statements requires management to make estimates and assumptions, which affect the amounts reported. Actual results could differ from those estimates. In the opinion of management, all adjustments and disclosures necessary to make these interim financial statements not misleading have been included. Reference is made to the annual financial statements included in the Company's Annual Report on Form 10-K/A for the year ended March 31, 2001. Operating results for the nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

The Company has incurred a net loss of approximately $13,806 for the nine months ended December 31, 2001, and anticipates incurring additional losses for the next several quarters. At September 30, 2001 and December 31, 2001, the Company was in default of certain financial covenants in its credit agreement. The Company sought, but did not obtain, a waiver of such events of default from its lenders. The Company expects that it will continue to be unable to comply with these financial covenants for the next several reporting periods. In addition, the outstanding balance on the Company's revolving credit line exceeds the maximum amount permitted by the credit agreement. The Company has been unable to make the mandatory payments necessary to reduce this amount to the level required by the credit agreement. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company has been pursuing, among other initiatives, i) negotiating with its lenders, ii) seeking additional sales opportunities within its core business, iii) reducing expenses to a level that would provide the Company with sufficient cash flow to meet its obligations, iv) additional equity investments, v) sales of assets and/or vi) a combination of any of the foregoing. Although there can be no assurances that the Company will be able to achieve any of the foregoing initiatives, the financial statements included in this report do not contain any adjustments that might be necessary if the Company is unable to continue as a going concern.

Description of business:
Measurement Specialties, Inc., a New Jersey Corporation, ("MSI" or the "Company") is a designer and manufacturer of sensors and sensor-based consumer products. The Company produces a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics, including pressure, motion, force, displacement, angle, flow, and distance. The Company has a Sensor segment and a Consumer Products segment. The Sensor segment designs and manufactures sensors for leading original equipment manufacturers for electronic, automotive, medical, military, and industrial applications. The sensor products include pressure sensors, custom microstructures, and accelerometers. The Consumer Products segment designs and manufactures sensor-based consumer products which are sold to leading retailers and distributors in both the United States and Europe. The consumer products include bathroom and kitchen scales, tire pressure gauges, and distance estimators.

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

Goodwill and intangible assets:
Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses. Effective April 1, 2001, goodwill is no longer being amortized in accordance with Statement of Financial Accounting Standards No. 142, as more fully described below under Recent Accounting Pronouncements. Other intangible assets are amortized over a period of 3 to 5 years.

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

Warranty reserve:
The Company's consumer products generally are marketed under warranties to end users of up to ten years. The Company provides for estimated product warranty obligations at the time of sale based on its historical warranty claims experience. This estimate is susceptible to changes in the near term based on introductions of new products, product quality improvements, and changes in end user behavior.

Other comprehensive income (loss):
Comprehensive income (loss) consists of net earnings or loss for the period, foreign currency translation adjustments, and the net gain or loss on interest rate cash flow hedge.

Changes in the components of accumulated other comprehensive income (loss) are as follows:

                                  Cumulative                             Accumulated
                               Foreign Currency     Net Unrealized          Other
                                 Translation       loss on Cash Flow    Comprehensive
                                  Adjustment             Hedge          Income (Loss)
                              ==================  ===================  ===============
Balance at April 1, 2000      $              (1)  $                -   $           (1)
Change for year                             (14)                   -              (14)
                              ------------------  -------------------  ---------------
Balance at March 31, 2001                   (15)                   -              (15)
Change for period                           (14)                (294)            (308)
                              ------------------  -------------------  ---------------
Balance at December 31, 2001  $             (29)  $             (294)  $         (323)
                              ==================  ===================  ===============


Interest rate swaps:
The Company uses interest rate swaps to manage interest rate risk. It has entered into interest rate swap agreements, which are intended as a hedge of interest rate risk against specifically identified variable rate debt. The differentials to be received or paid are recognized over the life of the contract as an adjustment to interest expense.

Reclassifications:
Certain reclassifications have been made to the prior period financial statements in order to conform to the current period presentation.

Recent accounting pronouncements:
The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as of April 1, 2001. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Accounting for interest rate swaps held by the Company is affected by implementation of this standard. The earnings impact of SFAS 133 related to the initial adoption of the standard was not material.

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective April 1, 2001. Under SFAS 142, goodwill is not amortized but is tested for impairment on an annual basis. The initial impairment charges, if any, must be recorded by the Company in their financial statements for the fiscal year ending March 31, 2002. The impairment test is a two step process. The first step identifies potential impairment by comparing an entity's fair value (including goodwill) to its carrying amount. If the entity's carrying amount exceeds its fair value, the second step is performed which compares the fair value of the entity's goodwill to the carrying amount of that goodwill. If the carrying amount of goodwill exceeds the fair value, an impairment loss is recognized. The Company has not completed their initial impairment test for the current fiscal year end. However, such assessment, considering the year to date losses incurred at some of our locations for which goodwill has been recognized, could result in a material impairment charge in our March 31, 2002 financial statements.
Effective April 1, 2001, the Company did not record goodwill amortization expense. Such pretax expense would have approximated $858 for the nine months ended December 31, 2001.

2. ACQUISITIONS:

In August 2000, the Company acquired Schaevitz(TM) Sensors ("Schaevitz") from TRW Components, Inc. Schaevitz designs and manufacturers a variety of tilt, displacement, and pressure transducers and transmitters in the United States and Europe which are sold worldwide. The acquisition was accounted for as a purchase, and accordingly, the consolidated financial statements include operations of Schaevitz from the date of acquisition. The aggregate cash paid was $17,860 (including payment to TRW Components Inc. of $16,775 and closing costs of $1,085). The excess of the purchase price over the net assets acquired (principally goodwill) of $6,998 was being amortized over 15 years (prior to implementation of SFAS 142, as more fully described in Note 1). The transaction was financed with a term loan issued by a syndicate of lending institutions led by the Company's principal bank. Net assets acquired were $10,862, consisting of the fair value of assets acquired of $13,991 less liabilities assumed of $3,129.

The following unaudited pro forma consolidated results of operations for the period assumes the Schaevitz acquisition had occurred as of April 1, 2000, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had Schaevitz been operated as part of the Company since April 1, 2000.

                                            UNAUDITED
                                    NINE MONTHS ENDED DEC. 31,
                                    --------------------------
                                        2001          2000
                                    ------------  ------------
               Net Sales            $   103,761   $     87,827
               Net (Loss) Income        (13,806)         6,438
               Earnings (Loss) per
                 Common Share
                  BASIC             $     (1.37)  $       0.79
                  DILUTED           $     (1.31)  $       0.72


In August, 2001, the Company acquired all of the outstanding shares of Terraillon Holdings Limited ("Terraillon") a European manufacturer of branded consumer bathroom and kitchen scales. The acquisition was accounted for as a purchase, and accordingly, the consolidated financial statements include operations of Terraillon from the date of acquisition. The aggregate purchase price was $18,434 and included $10,320 in cash, 503,692 in shares of restricted Company common stock valued at $6,800, and closing costs of $1,314. The purchase price allocation of assets purchased and liabilities assumed was based on management's preliminary estimate of fair values at the date of acquisition. Therefore, the purchase price allocation may be revised based on a change in these estimates. The excess of the purchase price over the net assets acquired (principally goodwill) of $8,416 is accounted for in accordance with Statement of Accounting Standards No. 141 "Business Combinations." Net assets acquired were $10,018 consisting of the fair value of assets acquired of $20,412 less liabilities assumed of $10,394. The Company financed the acquisition through the use of proceeds of an underwritten offering of its common stock, which is described in Note 7. In connection with the acquisition of Terraillon, the Company recorded a liability of approximately $966 for severance and related
costs.    At December 31, 2001, there is no remaining liability.  The Company is obligated to file a registration statement to register the resale of these restricted shares.

The following unaudited pro forma consolidated results of operations for the period assumes the Terraillon acquisition had occurred as of April 1, 2000, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had Terraillon been operated as part of the Company since April 1, 2000.

                                                  UNAUDITED
                                         NINE MONTHS ENDED DEC. 31,
                                       ------------------------------
                                            2001             2000
                                       --------------   -------------
     Net Sales                         $    117,286        $105,284
     Net (Loss) Income                      (12,280)          6,562
     Earnings (Loss) per
        Common Share
         BASIC                         $      (1.22)       $   0.69
         DILUTED                       $      (1.16)       $   0.63


3. INVENTORIES:

Inventories are summarized as follows:

                                     DEC. 31, 2001   March 31, 2001
                                     --------------  ---------------
Raw Materials                        $        8,414  $         9,431
Work-in-Process                               3,180            3,266
Finished Goods                               16,892           19,171
                                     --------------  ---------------
                                     $       28,486  $        31,868
                                     --------------  ---------------

During the fiscal quarter ended December 31, 2001, management updated standard costs for certain manufacturing locations and revised the estimated capitalized overhead calculations used in valuing their inventory as a result of additional experience, subsequent developments, and better insight into the production capacity at each location. Management believes that these revisions to our accounting measurements and estimates are an inherent part of the accounting process and may continue to be adjusted in the years to come. The estimates used in our historical calculations were made in good faith and were based upon conditions and events known at that time. Accordingly, the effect of the change in accounting estimates relating to the capitalized overhead calculations is included in costs of sales for the quarter ended December 31, 2001. The impact of the change in capitalized overhead from the prior quarter resulted in an increased net loss for the three and nine months ended December 31, 2001 of approximately $10,098, and a net loss of $.85 per diluted share and $.96 per diluted share, respectively. This reduction is primarily due to the effect of these changes in accounting estimates as well as changes in quantities produced and sold and actual costs incurred.

4.  DEBT

At December 31, 2001, the outstanding balance under the bank line of credit approximated $20,923 and the balance under the term loan agreement approximated $9,831. Under the terms of both facilities, the Company is required to conform to certain covenants including profitability ratios, payments and business practices. The loan agreement requires the lenders' consent for the payment of dividends, acquisitions, and divestitures. Because of the Company's inability to comply with certain financial covenants contained in its credit agreement with respect to the fiscal quarters ended September 30, 2001 and December 31, 2001, events of default have occurred and are continuing under the credit agreement. The Company sought, but did not obtain, a waiver of such events of default from its lenders. The Company expects that it will continue to be unable to comply with these financial covenants for the next several reporting periods. As a result of the defaults under the credit agreement and the lenders' consequent right to accelerate the loans, the Company is required to reclassify the long-term portion of its debt to current as of December 31, 2001. The Company entered into a forbearance agreement with its lenders that expired May 23, 2002. On May 23, 2002, the Company was advised by the Lenders that a further extension of forbearance to June 21, 2002 would be granted if the Company agreed to certain terms and conditions requested by the Lenders, to be set forth in a written extension of forbearance. The Company is evaluating the terms and conditions to continued forbearance proposed by the Lenders but has not accepted them to date. Because the Company has not reached agreement with the Lenders on the terms and conditions of continued forbearance by the Lenders,
the Lenders are free to assert their remedies against the Company.   No
assurance can be given that the lenders will agree to another period of forbearance or will not exercise their rights as secured creditors. The Company is evaluating the alternatives available to it if the Lenders seek to assert
their remedies.   If the Company is unable to reach a mutually acceptable
agreement with the Lenders, it may be unable to continue operations, or may be compelled to restructure its obligations in a bankruptcy proceeding under Title 11 of the United States Code.

Borrowings under the line of credit are limited to the sum of eligible accounts receivable and inventory, as defined, and are collateralized by a senior security interest in substantially all of the Company's assets. As of December 31, 2001, borrowings under the line of credit exceeded availability by approximately $5,870. The Company has been unable to make the mandatory payments required by the loan agreement to repay this excess amount. The term loan requires quarterly principal payments of $1,000 through 2007.

The term loan is collateralized by a senior security interest in substantially all of the Company's assets. Additional principal payments are required from a portion of the net proceeds of any sale of additional equity securities.

At December 31, 2001, Terraillon had short-term debt obligations of approximately $5,090 with various French bank facilities. These obligations are not subject to bank covenants, but are callable with 60 days notice. Accordingly, they are included in the current portion of long-term debt in the financial statements.

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

The following is a reconciliation of the numerators and denominators of basic and diluted EPS computations:

                                   FOR THE THREE MONTHS ENDED DEC. 31, 2001       For the three months ended Dec.31, 2000
                                --------------------------------------------------------------------------------------------
                                   EARNINGS
(Numbers in thousands               (LOSS)         SHARES        PER SHARE        Earnings        Shares       Per share
except per share amounts)         NUMERATOR      DENOMINATOR       AMOUNT         Numerator     Denominator      Amount
                                ----------------------------------------------  --------------------------------------------
Basic per share information     $      (11,346)        11,562  $        (0.98)  $        3,148         8,256  $        0.38
Effect of dilutive securities                -            366                                -           761
                                ----------------------------------------------  --------------------------------------------
Diluted per share               $      (11,346)        11,928  $        (0.95)  $        3,148         9,017  $        0.35
information                     ----------------------------------------------  --------------------------------------------

                                    FOR THE NINE MONTHS ENDED DEC. 31, 2001       For the nine months ended Dec. 31, 2000
                                ----------------------------------------------  --------------------------------------------
                                   EARNINGS
(Numbers in thousands               (LOSS)         SHARES        PER SHARE        Earnings        Shares       Per share
except per share amounts)         NUMERATOR      DENOMINATOR       AMOUNT         Numerator     Denominator      Amount
                                ----------------------------------------------  --------------------------------------------
Basic per share information     $     (13,806)        10,085  $        (1.37)  $       7,160         8,179  $         0.88
Effect of dilutive securities               -            476                               -           823
                                ----------------------------------------------  --------------------------------------------
Diluted per share               $     (13,806)        10,561  $        (1.31)  $       7,160         9,002  $         0.80
information                     ----------------------------------------------  --------------------------------------------


6. SEGMENT INFORMATION:

The Company's reportable segments are strategic business units that operate in different industries. Segment data have been presented on a basis consistent with how business activities are reported internally to management. For additional information, including a description of the products and services included in each segment, see Note 1.

The accounting policies of the segments are substantially the same as those described in Note 1.

The Company has no material intersegment sales.

The following is information related to industry segments:

                                                NINE MONTHS ENDED DEC 31:
                                             ------------------------------
                                                 2001            2000
                                             -------------  ---------------
Net Sales
  Consumer Products                          $     60,460   $       44,493
  Sensors                                          43,301           34,376
                                             -------------  ---------------
    Total                                    $    103,761   $       78,869
                                             -------------  ---------------

Operating Income (Loss)
  Consumer Products                          $      1,197   $        9,983
  Sensors                                         (14,565)           5,745
                                             -------------  ---------------
Total Segment Operating Income (Loss)             (13,368)          15,728
  Unallocated Expenses                                  -           (4,467)
                                             -------------  ---------------
Total Operating Income (Loss)                     (13,368)          11,261

  Interest expense, net of interest income         (2,604)          (1,657)
  Other income (expense)                             (658)            (204)
                                             -------------  ---------------
    Income (Loss) before taxes               $    (16,630)  $        9,400
                                             =============  ===============


                   AT DEC. 31,   At Mar. 30,
                       2001          2001
                   ------------  ------------
Segment Assets
Consumer products  $     48,981  $     18,965
Sensors                  56,376        62,247
Unallocated              13,290         5,125
                   ------------  ------------
  Total            $    118,647  $     86,337
                   ============  ============

7. EQUITY OFFERING:

In August 2001, the Company completed an underwritten offering of 2,530,000 shares of its common stock, including the exercise of the overallotment option. The stock was priced at $13.50 per share resulting in proceeds after underwriting discount and expenses of $30,984. Of the proceeds, $11,634 was used to fund the Terraillon acquisition, and $9,169 was used to repay outstanding principal on the term loan.

8. PRIVATE PLACEMENT:

In December 2001, the Company issued 314,081 shares of its newly issued, unregistered shares of common stock in connection with a private placement with a member of the Board of Directors. The purchase price was $2,000 or $6.37 per share, which was an eight percent discount from the average closing price for the twenty trading days preceding December 24, 2001, the effective date of the purchase. The Company recorded a receivable, included in prepaid expenses and other current assets in the accompanying consolidated balance sheet, equal to the purchase price at December 31, 2001. These monies which were received in January 2002 were used to fund operations and repay debt. The Company is required to file a registration statement on Form S-3 to register the resale of these shares following the first anniversary from the effective date or as soon as it shall become eligible to use such form.

9. COMMITMENTS AND CONTINGENCIES:

The Company received a demand for payment of unpaid income taxes including interest and penalty for U.S. taxes for the fiscal year ended March 31, 2001 of
$1,700.   Though the outcome cannot be predicted with certainty, in the opinion of management, the resolution of this matter will not have a material adverse effect on the Company's consolidated financial position and results of operations. Management intends to utilize net operating losses generated during the fiscal year ended March 31, 2002 to satisfy the obligation, if any, related to this matter. During May, 2002, the Company filed a carryback claim with the I.R.S. which reduces the amount of unpaid income taxes.

In March 2001, Service Merchandise, Inc., a debtor-in-possession, filed a preference action in the United States Bankruptcy Court, Middle District of Tennessee, Nashville Division, against the Company, seeking to disgorge approximately $640 as an avoidable preference pursuant to 11 U.S.C. Sec. 547. The essence of the statutory suit is that the Company received the monies on account of antecedent debt, within the preference period, when the debtor was insolvent, and that the Company received more than it would have received in a Chapter 7 bankruptcy proceeding. A stay of the action was recently lifted.

10. SUBSEQUENT EVENT:

On March 20, 2002, a class action lawsuit was filed on behalf of purchasers of our common stock in the United States District Court for the District of New Jersey against the Company and certain of its present and former officers and directors. The lawsuit alleges violations of the federal securities laws including, among other things, that the registration statement related to the Company's August 2001 public offering and the Company's periodic SEC filings misrepresented or omitted material facts and that certain of the Company's officers made false or misleading statements of material fact. The lawsuit seeks an unspecified award of money damages. After March 20, 2002, nine additional similar class actions were filed in the same court. The Company is also aware of numerous additional law firms that have issued press releases soliciting members to join purported class actions against the Company and certain of its present and former officers and directors.

The Company is currently in the process of responding to the claims made in the class action lawsuits. The Company intends to defend the foregoing lawsuits vigorously, but cannot predict the outcome and is not currently able to evaluate the likelihood of its success in each case or the range of potential loss, if any. However, if the Company were to lose one or more of these lawsuits, judgments would likely have a material adverse effect on its consolidated financial position, results of operations and cash flows. The Company has Directors and Officers insurance policies that provide an aggregate coverage of $10,000, for the period during which these lawsuits were filed, but cannot evaluate at this time whether such coverage will be available or adequate to cover losses, if any, arising out of these lawsuits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS)

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes included in this quarterly report on Form 10-Q, as well as the consolidated financial statements, related footnotes and management's discussion and analysis of financial condition and results of operations in our annual report on Form 10-K/A for the year ended March 31, 2001. The consolidated financial statements for the three months and nine months ended December 31, 2001 include the results of the Schaevitz acquisition for the entire three and nine month periods, respectively. The results of the Terraillon acquisition are included from the date of acquisition in August 2001. The consolidated financial statements for the three months and nine months ended December 31, 2000 include the results of the Schaevitz acquisition from the date of acquisition in August 2000.

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

Net Sales. Net sales increased $8,692, or 25%, to $43,022 for the three months ended December 31, 2001 from $34,330 for the three months ended December 31, 2000. Net sales for the three months ended December 31, 2001 include sales from Terraillon of approximately $14,198, which was acquired in August 2001. Excluding the impact of the Terraillon acquisition, net sales decreased 16% to $28,824 for the three months ended December 31, 2001 from $34,330 for the three months ended December 31, 2000.

Net sales of our Sensor business decreased $126, or 0.9%, to $14,209 for the three months ended December 31, 2001 from $14,335 for the three months ended December 31, 2000.

Net sales in the Consumer Products business increased $8,818, or 44%, to $28,813 for the three months ended December 31, 2001 from $19,995 for the three months ended December 31, 2000. Excluding the Terraillon acquisition, Consumer Product sales were $14,615 for the three months ended December 31, 2001, a decrease of $5,380 or 27% from $19,995 for the three months ended December 31, 2000. We attribute this decrease primarily to a reduction in tire gauge sales and promotions, and Park Zone sales during the quarter. The decrease was partially offset by stronger bath scale sales.

Cost of Goods Sold. For the three months ended December 31, 2001, cost of goods sold increased $22,713, or 114%, to $42,602 compared to $19,889 for the three months ended December 31, 2000. The increase was primarily due to the effect of the change in capitalized overhead the impact of which amounted to approximately $10,098 primarily due to the effect of changes in accounting estimates and of costs associated with the Terraillon product line. Additionally, lower production levels resulted in unabsorbed fixed costs being charged to operations.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $2,672, or 31%, to $11,318 for the three months ended December 31, 2001 from $8,646 for the three months ended December 31, 2000. Selling, general and administrative expense for the three months ended December 31, 2001 includes Terraillon's expenses of $2,239.

Research and Development. Research and development expenses increased $363, or 28%, to $1,649 for the three months ended December 31, 2001 from $1,286 for the three months ended December 31, 2000. During the three months ended December 31, 2001, we received $439 of customer funded development, as compared to $608 during the three months ended December 31, 2000. This decrease in customer funded development was due to economic conditions and the cancellation and completion of several customer funded programs. We are reviewing our spending on research and development and may make reductions in subsequent periods.

Interest Expense, Net. Net interest expense decreased $418, or 40%, to $624 for the three months ended December 31, 2001 from $1,042 for the three months ended December 31, 2000. This decrease is primarily due to a partial pay-down of our term loan from the proceeds of our August 2001 public offering. As a result of the occurrence of the events of defaults under our credit agreements, we are paying interest at higher rates and therefore expect interest expense to increase in subsequent quarters.

Income Taxes. The Company's effective (benefit) tax rates for the three month periods ended December 31, 2001 and 2000 were approximately (15%) and 24%, respectively. The difference primarily relates to an increase in the valuation allowance provided for net operating loss carryforwards. This rate may change during the remainder of 2002 if operating results or acquisition related costs differ significantly from current projections. The foreign tax rates in effect during the three months ended December 31, 2001 and 2000 are lower than the United States rates. Deferred income taxes are not provided on our subsidiaries' undistributed earnings, which are expected to be permanently reinvested.

Net Income (loss). Net loss for the three months ended December 31, 2001 was ($11,346) or ($0.95) per diluted share compared to net income of $3,148, or $0.35 diluted per share for the three months ended December 31, 2000. This difference in income is attributable to the effect of the change in accounting estimates relating to the capitalized overhead calculations, which amounted to approximately $7,473 net of taxes and to decreased sales of other consumer and sensor products.

NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2000

Net Sales. For the nine months ended December 31, 2001, net sales increased $24,892, or 32%, to $103,761 from $78,869 for the nine months ended December 31, 2000. Sales for the nine months ended December 31, 2001 include results of the Schaevitz acquisition for the entire nine month period while the 2000 amounts include such results from the date of acquisition in August 2000. Sales for Terraillon are included from the acquisition date in August 2001. Excluding the Schaevitz and Terraillon acquisition, net sales decreased 17% to $56,080 for the nine months ended December 31, 2001 from $67,452 for the nine months ended December 31, 2000.

Net sales of our Sensor business increased $8,925, or 26%, to $43,301 for the nine months ended December 31, 2001 from $34,376 for the nine months ended December 31, 2000. The increase is primarily due to the Schaevitz acquisition, offset by decrease in some other sensor businesses.

For the nine months ended December 31, 2001, net sales in the Consumer Products business increased $15,967, or 36%, to $60,460 from $44,493 for the nine months ended December 31, 2000. Excluding the Terraillon acquisition, Consumer Product sales were $39,150 for the nine months ended December 31, 2001, a decrease of $5,343, or 12%, from $44,493 for the nine months ended December 31, 2000.

Cost of Goods Sold. Cost of goods sold increased $38,286, or 84%, to $83,960 for the nine months ended December 31, 2001 from $45,674 for the nine months ended December 31, 2000. These expenses include $16,617 of expenses from the Terraillon acquisition and approximately $10,098 primarily due to the effect of changes in accounting estimates with respect to our capitalized overhead calculations. In addition, the increase relates to lower production levels in our Sensor and Consumer division. These lower production levels resulted in unabsorbed fixed costs being charged to operations. Management has implemented significant cost reduction measures expected to yield future benefits; however, we expect lower than historical gross margins to occur as we continue to sell through inventory.

Selling, General and Administrative Expense. For the nine months ended December 31, 2001, selling, general and administrative expenses increased $8,349, or 39%, to $29,578 from $21,229 for the nine months ended December 31, 2000. For the nine months ended December 31, 2001, the selling, general and administrative expenses included $7,238 and $3,298 from the Schaevitz and Terraillon acquisition.

Research and Development.   Research and development expenses increased $1,410,
or 40%, to $4,929 for the nine months ended December 31, 2001 from $3,519 for the nine months ended December 31, 2000. During the nine months ended December 31, 2001, we received $1,338 of customer funded development, as compared to $2,406 during the nine months ended December 31, 2000. We are reviewing our spending on research and development and may make reductions in subsequent periods.

Interest Expense, Net. Net interest expense increased $963, or 59%, to $2,604 for the nine months ended December 31, 2001 from $1,641 for the nine months ended December 31, 2000. This increase is primarily due to higher levels of debt outstanding during the nine months ended December 31, 2001. As a result of the occurrence of the events of defaults under our credit agreement, we are paying interest at higher rates and therefore expect interest expense to increase in subsequent quarters.

Income Taxes. The Company's effective (benefit) tax rates for the nine month periods ended December 31, 2001 and 2000 were approximately (17%) and 24%, respectively. The difference primarily relates to an increase in the valuation allowance provided for net operating loss carryforwards. This rate may change during the remainder of 2002 if operating results or acquisition related costs differ significantly from current projections.

Net Income (loss). Net loss for the nine months ended December 31, 2001 was ($13,806) or ($1.31) diluted per share compared to net income of $7,160 or $0.80 diluted per share for the nine months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our net working capital was approximately $4,007 at December 31, 2001, compared to approximately $23,596 at March 31, 2001. Our net working capital was lower due to lower inventories and reclassifying amounts outstanding under the credit agreement as current. At December 31, 2001, our current ratio was 1.1 compared to 1.9 at March 31, 2001. Cash increased to $1,114 at December 31, 2001, compared to $593 at March 31, 2001. Operating activities for the nine months ended December 31, 2001 used $15,004 of cash. Investing activities for the nine months ended December 31, 2001 used $16,324 primarily due to the expenses associated with the Terraillon acquisition. Financing activities for the nine months ended December 31, 2001 provided $31,849, primarily due to proceeds from the issuance of common stock.

Capital expenditures for the nine months ended December 31, 2001 were $4,690. At December 31, 2001, there were no significant commitments for capital expenditures.

We and our wholly-owned subsidiary, Measurement Specialties UK limited ("MSUK"), are the borrowers under an Amended and Restated Revolving Credit, Term Loan and Security Agreement dated February 2001 (the "credit agreement") among First Union National Bank as lender and agent, JP Morgan Chase Bank as lender and Fleet National Bank as lender (First Union, Chase and Fleet are hereafter referred to as the "lenders"). We guaranty payment of the obligations of MSUK under the credit agreement. Our obligations under the credit agreement and our guaranty are secured by a lien on substantially all of our assets. The obligations of MSUK under the credit agreement are secured by a lien on substantially all of its assets.

The loans outstanding under the credit agreement as of December 31, 2001 were a revolving credit line with an amount outstanding of approximately $20,900 and a term loan in the amount of $9,800. The line of credit expires on August 4, 2002. Amounts outstanding under the term loan bear interest at a rate equal to LIBOR plus 2.75% until an event of default occurs, at which time the term loan bears interest at a rate equal to LIBOR plus 4.75%. Borrowings under the revolving credit line bear interest, at our election, at either the bank's prime rate plus 1.0% or the applicable LIBOR rate plus 2.75% until an event of default occurs, at which time borrowings under the revolving credit line bear interest at the bank's prime rate plus 3% after the expiration of any applicable LIBOR periods. As a result of the occurrence of the events of default described below, we are now paying interest at the higher default rates.

Because of our inability to comply with certain financial covenants contained in the credit agreement with respect to our fiscal quarters ended September 30, 2001 and December 31, 2001, events of default have occurred and are continuing under the credit agreement. We sought, but did not obtain, a waiver of such events of default from the lenders. We expect that we will continue to be unable to comply with these financial covenants for the next several reporting periods.

The credit agreement requires payments under the term loan of $1,000 on each of June 1, September 1, December 1 and March 1 until the term loan is paid in full. We have made the required $1,000 term loan payments on each of September 1,
2001, December 1, 2001 and March 1, 2002.    The credit agreement also provides
that the maximum amount outstanding under the revolving credit line may not exceed the lesser of (i) the amount of the "borrowing base" determined pursuant to the credit agreement or (ii) a maximum amount established in the credit agreement. On March 31, 2002, the terms of the credit agreement reduced this maximum amount from $23,000 to $17,000. Moreover, the reduction in the value of our inventory and reduced sales levels has resulted in our "borrowing base" being less than $17,000 as of December 31, 2001. We have been unable to make the payment necessary to reduce the amount outstanding on our revolving credit line to the reduced "borrowing base." As of May 15, 2002, the amount of the over advance was approximately $7,600. We sought, but were unable to obtain an extension of this payment deadline from the lenders. The failure to make the payments necessary to reduce amounts outstanding under our revolving credit line constitutes an additional event of default under the credit agreement. We do not expect to be able to repay the amounts outstanding under the line of credit on August 4, 2002, as required by the credit agreement, nor do we expect to be able to reduce amounts outstanding to the limits specified in the credit agreement.

The occurrence of the events of default under the credit agreement gives the lenders the right to require immediate repayment of all amounts outstanding under the credit agreement and exercise their remedies as a secured creditor, including taking immediate possession of all of our assets and requiring our customers to pay all amounts owed to us directly to them. As a result of the defaults under our credit agreement and the lenders' consequent right to accelerate the loans, we are required to classify the long-term portion of our debt to current as of September 30, 2001. The consolidated financial statements included in this quarterly report on Form 10-Q reflect this reclassification, and we intend to file an amendment to our quarterly report for the three months ended September 30, 2001 to, among other things, show this reclassification of debt as well.

On April 17, 2002, we signed an agreement with the lenders pursuant to which the lenders agreed to forbear from exercising the rights and remedies available to them under the credit agreement until May 16, 2002, provided that we furnished the lenders with specified documentation, took specified actions, and made weekly payments of $150 to reduce the amount of the overadvance under the revolving line credit line. We made the payments required by this agreement, but did not timely comply with certain of the other requirements specified therein. On May 17, 2002, the lenders agreed to extend the termination date of the forbearance agreement to May 23, 2002. On May 23, 2002, the Company was advised by the Lenders that a further extension of forbearance to June 21, 2002 would be granted if the Company agreed to certain terms and conditions requested by the lenders, to be set forth in a written extension of forbearance. The Company is evaluating the terms and conditions to continued forbearance proposed by the lenders, but has not accepted them to date. Because the Company has not reached agreement with the lenders on the terms and conditions of continued forbearance by the lenders, the lenders are free to assert their remedies against the Company. No assurance can be given that the lenders will agree to another period of forbearance or will not exercise their rights as secured creditors. The Company is evaluating the alternatives available to it if the
lenders seek to assert their remedies.   If we are unable to reach a mutually
acceptable agreement with the lenders, we may be unable to continue operations, or may be compelled to restructure our obligations in a bankruptcy proceeding under Title 11 of the United States Code.

As a result of our defaults under the credit agreement, the lenders have indicated that they will not advance additional funds to us. As of December 31, 2001, we had working capital of $4,007. We expect working capital to continue to decline for the next several reporting periods. We will require substantial additional capital in order to satisfy our ongoing capital needs and other obligations, including to fund the regular build-up of consumer products inventory that typically begins in the second fiscal quarter. We will also require additional capital to fund the payment of substantially increased consulting and professional fees that are being incurred as the result of the defaults under the credit agreement and the inventory cost accounting analysis discussed below.

In an effort to raise additional funds, we are considering the sale of certain assets and the sale of additional equity securities. We are also considering additional steps to be taken to further reduce expenses. In addition, we intend to continue to negotiate with the lenders regarding an amendment to the credit agreement (including, among other things, a modification of certain covenants and other terms), or a refinancing of the credit agreement. We also intend to seek additional sources of funding, some of which would require the consent of the lenders. We have requested that the lenders provide additional funding for the seasonal consumer products inventory build up. No assurance, however, can be given that we will be able to borrow additional amounts from the lenders, obtain other sources of financing, or successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to us, that they will enable us to continue to satisfy our cash requirements or that such actions will be permitted under our credit agreement. The lenders may, in connection with their consideration of our proposals for amending or refinancing the credit agreement or for continued forbearance, impose additional restrictions on our operations and expenditures, including research and
development, among others.    If we are unable to raise additional funds, we may
be unable to continue operations, or may be compelled to restructure our obligations in a bankruptcy proceeding under Title 11 of the United States Code.

OBLIGATIONS TO TRADE CREDITORS AND OTHERS

In order to conserve available cash, we have been delaying payments to our trade
creditors.    If we continue to delay, or are unable to make, payments to our suppliers, our suppliers may be unwilling to provide us with the components and finished products necessary to manufacture our products. If we lose one or more sources of supply and/or assembly and we are not able to replace that source in a timely manner, we may be unable to meet the needs of our customers, resulting in a reduction in net sales and jeopardizing our customer relationships.

Our failure to file our quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2001 in a timely manner and our payment default render us, among other things, ineligible to file registration statements on Form S-3 with the SEC. In connection with the acquisition of Terraillon in August 2001, we entered into a Registration Rights Agreement with the former shareholders of Terraillon, pursuant to which we agreed to file a Registration Statement on Form S-3 to register the resale of shares of our common stock issued in that acquisition. Our present inability to file a registration statement to effect the resale registration triggers our contractual obligation to repurchase shares of our common stock that former Terraillon shareholders are unable to sell in the market or to pay former Terraillon shareholders an amount determined by formula and based on the number of shares they are unable to sell in the market. We are presently precluded by the credit agreement from repurchasing shares of our common stock.

DIVIDENDS

We have not declared cash dividends on our common equity and do not expect to pay dividends on our common equity in the near term. Additionally, the payment of dividends is subject to the consent of the lenders and the distribution and repatriation of dividends by our China subsidiary, which is restricted by Chinese laws and regulations, including currency exchange controls.

POSSIBLE DELISTING OF SECURITIES FROM THE AMERICAN STOCK EXCHANGE

As a result of our failure to timely file our quarterly report on Form 10-Q for the quarter ended December 31, 2001, the trading of our common stock on the American Stock Exchange has been suspended since February 14, 2002. The American Stock Exchange imposes both quantitative and qualitative standards for continued listing. We anticipate that the trading of our common stock will resume following the filing of this quarterly report on Form 10-Q and review of this report by the American Stock Exchange. However, there can be no assurance that the American Stock Exchange will not institute de-listing proceedings or that we will be able to comply with the listing requirements of the American Stock Exchange in the future. In the event that our common stock becomes ineligible for trading on the American Stock Exchange, it will be more difficult to dispose of our common stock and to obtain accurate pricing information

DISCONTINUED OPERATIONS

The Company has determined to discontinue its UK operations. Over the past several years, MSUK has not been operating profitably and has relied on the Company to subsidize the losses of the UK operations. The lenders have required that no further funds be advanced to MSUK. It is anticipated that MSUK's directors will conclude that MSUK cannot continue trading without continued subsidy and they will therefore ask the Company or the lenders to appoint receivers and managers (the "receiver") pursuant to the terms of the Mortgage Debentures granted on 28 February 2001.

The receiver's function will be to collect MSUK's assets and to sell its business and assets for the best price possible. The realization and proceeds of sale will be applied in accordance with the provisions of applicable UK insolvency legislation (i.e. the Insolvency Act 1986 (the "Insolvency Act")). The Insolvency Act provides for the proceeds to be applied in settlement of the receiver's remuneration and expenses, the preferential creditors claims (i.e. the claims of the Inland Revenue, Customs & Excise and employees claims up to certain statutory limits) and then to the appropriate chargeholder (i.e. either the lenders or us).

Up to 350,000 may have to be paid to the company's landlord in settlement of the landlord's dilapidations claim on the expiration of MSUK's lease of 543/544 Ipswich Road Trading Estate, Slough, Berkshire, England on June 23, 2002. The Company is liable to settle the landlord's dilapidations claim as the guarantor of MSUK's obligations under the lease.

SUBSEQUENT EVENTS

RECENT DIRECTOR AND OFFICER RESIGNATIONS/DIRECTOR APPOINTMENT

On December 24, 2001, Mort Topfer was appointed to our Board of Directors.

On January 30, 2002, David Morton resigned from our Board of Directors.

On February 21, 2002, Theodore Coburn resigned from our Board of Directors.

On March 26, 2002, Robert DeWelt, our acting Chief Financial Officer and General Manager for our Schaevitz Division, resigned.

In May 2002, the Company engaged Corporate Revitalization Partners ("CRP") to conduct the ongoing operational/financial restructuring efforts. CRP will focus on developing a comprehensive restructuring plan, including initiatives to cut cost and improve working capital.

CLASS ACTION LAWSUITS

On March 20, 2002, a class action lawsuit was filed on behalf of purchasers of our common stock in the United States District Court for the District of New Jersey against the Company and certain of its present and former officers and directors. The lawsuit alleges violations of the federal securities laws including, among other things, that the registration statement related to the Company's August 2001 public offering and the Company's periodic SEC filings misrepresented or omitted material facts and that certain of the Company's officers made false or misleading statements of material fact. The lawsuit seeks an unspecified award of money damages. After March 20, 2002, nine additional similar class actions were filed in the same court. The Company is also aware of numerous additional law firms that have issued press releases soliciting members to join purported class actions against the Company and certain of its present and former officers and directors.

The Company is currently in the process of responding to the claims made in the class action lawsuits. The Company intends to defend the foregoing lawsuits vigorously, but cannot predict the outcome and is not currently able to evaluate the likelihood of its success in each case or the range of potential loss, if any. However, if the Company were to lose one or more of these lawsuits, judgments would likely have a material adverse effect on its consolidated financial position, results of operations and cash flows. The Company has Directors and Officers insurance policies that provide an aggregate coverage of $10,000 for the period during which these lawsuits were filed, but cannot evaluate at this time whether such coverage will be available or adequate to cover losses, if any, arising out of these lawsuits.

FORMATION OF SPECIAL COMMITTEE OF THE BOARD OF DIRECTORS

In February 2002, senior management and our Board of Directors learned that our Chief Financial Officer had failed to accurately and timely inform senior management, the Board and our auditors of our covenant default under our credit agreement and the lenders' refusal to waive that default. In connection with this discovery, our Board formed a Special Committee consisting of all of our outside directors to (i) investigate the conduct of the CFO in connection with the defaults under the credit agreement and any related matters, (ii) perform a limited review of our analysis of the effect of our inventory capitalized overhead calculations, as discussed below, including whether such calculations would require a restatement of previously reported financial statements, and
(iii) consider sales of our common stock made by senior management in December 2001. The Special Committee retained independent counsel to assist in its investigation and, through its independent counsel, retained RosenfarbWinters, LLC as special accounting advisors to the Special Committee. The Board also directed company counsel to advise the Division of Enforcement of the Securities and Exchange Commission (the "Division") of these matters and has been cooperating with the resulting inquiry. The Special Committee has directed its counsel to cooperate with the Division. The Division has not commenced any civil or administrative proceedings against us and we cannot predict at this time whether the Division will pursue an enforcement action or seek to impose any monetary or other penalties against us.

The Special Committee concluded that the CFO did fail to timely and accurately inform senior management, the Board and our auditors of our covenant default under our credit agreement and the lenders' refusal to waive that default. Accordingly, the CFO was terminated.

Finally, the Special Committee examined year-end sales of common stock made by the CFO and the CEO. As the result of its examination the Special Committee recommended, and the Board adopted, revised standards applicable to purchases and sales of our stock by employees.

INVENTORY VALUATION; CAPITALIZED OVERHEAD CALCULATIONS

In August 2001, we hired a financial executive to implement a more comprehensive cost accounting system. This process included updating standard inventory costs at certain locations. After a thorough review and analysis, management completed the update of standard costs for these locations and revised the estimated capitalized overhead calculations used in valuing their inventory. These revisions are the result of additional experience, subsequent developments, and better insight into the production capacity at these locations. Management believes that these revisions to our accounting measurements and estimates are an inherent part of the accounting process and may continue to be adjusted in the years to come. The estimates used in our historical calculations were made in good faith and were based upon conditions and events known at that time. Accordingly, the effect of the change in accounting estimates relating to the capitalized overhead calculations is included in costs of sales for quarter ended December 31, 2001. The impact of the change in capitalized overhead resulted in an increased net loss and net loss per share for the three and nine months ended December 31, 2001 of approximately $10,098 and $.85 per diluted share and $.96 per diluted share, primarily due to the effect of these changes in accounting estimates.

Management and the Board of Directors have determined that the calculation of capitalized overhead has been done properly and have concluded that a significant portion of the increase in cost of sales and attendant reduction in inventory value during the quarter ended December 31, 2001 is attributable to changes in accounting estimates. Accordingly, management and the Board of Directors have determined that earnings for prior periods need not be restated as the result of the Company's updating of its standard inventory costs. Notwithstanding the foregoing, the financial executive hired in August 2001 (who had been temporarily given the title of "Acting CFO" after termination of the
CFO), and in part a member of the Company's internal accounting staff, resigned in disagreement with this conclusion. In its limited review, the Special

Committee concluded that no information had been brought to its attention which would render management's decision inappropriate.

We have initiated discussions with the Office of the Chief Accountant of the Securities and Exchange Commission on this issue and those discussions are on-going. While management believes that the treatment described above is correct, no assurances can be given that the SEC will not disagree with our conclusions and require that we restate previously reported financial statements in order to give effect of the revised capitalized overhead calculations by including them in costs of sales for periods prior to the quarter ended December 31, 2001.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a certain level of foreign currency exchange risk and interest rate risk.

FOREIGN CURRENCY RISK

The majority of our net sales are priced in United States dollars. Our costs and expenses are priced in United States dollars, Hong Kong dollars, Chinese renminbi, British pounds and Euros. Accordingly, the competitiveness of our products relative to products produced domestically (in foreign markets) may be affected by the performance of the United States dollar compared with that of our foreign customers' currencies. Additionally, we are exposed to the risk of foreign currency transaction and translation losses, which might result from adverse fluctuations in the values of the Hong Kong dollar, the Chinese renminbi, the British pound and the Euro. At March 31, 2001, we had net liabilities of $4,400 subject to fluctuations in the value of the Hong Kong dollar, net assets of $8,400 subject to fluctuations in the value of the British pound and net assets of $12,600 subject to fluctuations in the value of the Chinese renminbi. At December 31, 2001, we had net assets of $4,147 subject to fluctuations in the value of the Hong Kong dollar, net assets of $8,118 subject to fluctuations in the value of the British pound, net assets of $11,442 subject to fluctuations in the value of the Chinese renminbi and net assets of $19,798 subject to fluctuations in the value of the Euro.

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



INTEREST RATE RISK

We have entered into a $25,000 term loan. The interest rate applicable to borrowings under this term loan was 8.13% as of March 31, 2001 and 6.24% as of December 31, 2001. Such term loan requires quarterly repayments of $1,000 through 2006.

As a hedge of our interest rate risk associated with the term loan, we entered rate swap transactions with our lender through June 1, 2004. Additional payments required pursuant to the swap transactions were $200 for fiscal year ended March 31, 2001 and $62 for the nine months ended December 31, 2001. The swap transactions have an initial notional amount of $14,000 with an effective fixed rate of 10.23%. There was $22,000 and $9,800 outstanding under this term loan as of March 31, 2001 and December 31, 2001, respectively.

Our bank line of credit provides for a maximum amount available of $17,000, which was reduced from $23,000, until the agreement's expiration on August 7, 2002. The interest rate applicable to borrowings under the bank line of credit was 7.75% as of March 31, 2001 and 6.0% as of December 31, 2001. There was $14,700 and $20,900 outstanding under the bank line of credit as of March 31, 2001 and December 31, 2001, respectively. At December 31, 2001, the amount exceeded the limit determined by our reduced borrowing base as discussed under "Liquidity and Capital Resources." We have not entered into any interest rate risk management agreements related to such bank line of credit.

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


                            EXPECTED MATURITY DATE (1)
                                         FISCAL YEAR ENDED MARCH 31,
                           ------------------------------------------------------
                                 2002               2003              2004
                           -----------------  ----------------  -----------------
                               (amounts in thousands, except percentage data)
Long term debt:
Principal repayments. . .  $          4,000   $         4,000   $          1,831
  Variable rate . . . . . .            8.47%             7.24%              7.72%
  Average interest rate . .            9.00%             7.60%              7.56%
Interest rate swap:
Notional principal amount  $          7,000   $         5,000   $          3,000
  Variable rate . . . . . .           10.23%            10.23%             10.23%
  Average interest rate . .            9.00%             7.60%              7.56%

(1) The term loan is required to be paid in full by August 2007; however there was a mandatory prepayment of approximately $9,169 as a result of the funds received in the public offering of common stock completed in August, 2001. The credit agreement requires quarterly principal repayments under the term loan of $1,000. If the Company makes these quarterly payments as required by the credit agreement, the remaining principal balance of the term loan would be paid in 2004. There can be no assurance that we will be able to timely make the principal repayments required by the credit agreement and pay all amounts outstanding under the term loan by 2004 or by August 2007.


CAUTIONARY STATEMENT

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward looking statements may be identified by such words or phrases as "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our continued operations, our ability to raise additional funds and negotiations with our lenders, are forward-looking statements. The forward-looking statements above involve a number of risks and uncertainties. Factors that might cause actual results to differ materially from the expected results described in or underlying our forward-looking statements include:
     -    Conditions  in  the  general  economy and in the markets served by us;
     - Competitive factors, such as price pressures and the potential emergence of rival technologies;
     - Interruptions of suppliers' operations or the refusal of our suppliers to provide us with component materials;
     - Timely development and market acceptance, and warranty performance of new products;
     - Success in identifying, successfully completing, financing, and integrating proposed acquisition candidates;
     - Changes in product mix, costs and yields, fluctuations in foreign currency exchange rates;
     -    Uncertainties  related  to  doing  business  in  Hong  Kong and China;
     -    The  continued  decline in the United States consumer products market;
     - The possible de-listing of our common stock from the American Stock Exchange;
     -    The  numerous  class  action  lawsuits  filed  against  us;
     -    Our  ability  to  raise  additional  funds;
     - Our lenders' continued forbearance from the exercise of the rights and remedies available to them as a result of our defaults under our credit agreement; and
     -    The  risk  factors  listed  from  time  to  time  in  our SEC reports.

This list is not exhaustive. We assume no obligation to update the information in this report.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

CLASS ACTION LAWSUITS

On March 20, 2002, a class action lawsuit was filed on behalf of purchasers of our common stock in the United States District Court for the District of New Jersey against the Company and certain of its present and former officers and directors. The lawsuit alleges violations of the federal securities laws including, among other things, that the registration statement related to the Company's August 2001 public offering and the Company's periodic SEC filings misrepresented or omitted material facts and that certain of the Company's officers made false or misleading statements of material fact. The lawsuit seeks an unspecified award of money damages. After March 20, 2002, nine additional similar class actions were filed in the same court. The Company is also aware of numerous additional law firms that have issued press releases soliciting members to join purported class actions against the Company and certain of its present and former officers and directors.

The Company is currently in the process of responding to the claims made in the class action lawsuits. The Company intends to defend the foregoing lawsuits vigorously, but cannot predict the outcome and is not currently able to evaluate the likelihood of its success in each case or the range of potential loss, if any. However, if the Company were to lose one or more of these lawsuits, judgments would likely have a material adverse effect on its consolidated financial position, results of operations and cash flows. The Company has Directors and Officers insurance policies that provide an aggregate coverage of $10,000, for the period during which these lawsuits were filed, but cannot evaluate at this time whether such coverage will be available or adequate to cover losses, if any, arising out of these lawsuits.

In re Service Merchandise Company, Inc. (Service Merchandise Company, Inc. v. Measurement Specialties, Inc.), United States Bankruptcy Court for the Middle District of Tennessee, Nashville Division, Case No. 399-02649, Adv. Pro. No. 301-0462A

We are currently the defendant in a lawsuit filed in March 2001 by Service Merchandise Company, Inc. ("SMC") and its related debtors (collectively, the "Debtors") in the context of the Debtors' Chapter 11 bankruptcy proceedings.
The Bankruptcy Court entered a stay of the action in May 2001, which was lifted in February, 2002. Citing 11 U.S.C. Sec.547(b), the action alleges that we received $645,341.57 from one or more of the Debtors during the ninety (90) day period before the Debtors filed their bankruptcy petitions, that the transfers were to our benefit, were for or on account of an antecedent debt owed by one or more of the Debtors, made when one or more of the Debtors were insolvent, and that the transfers allowed us to receive more than we would have received if the cases were cases under Chapter 7 of the United States Bankruptcy Code. The action seeks to disgorge the sum of $645,341.57 from us. It is not possible at this time to predict the outcome of the litigation or estimate the extent of any damages that could be awarded in the event that we are found liable to the estates of SMC or the other Debtors.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 24, 2001, we sold 314,081 shares of our common stock to Mort Topfer, a new member of our board of directors. The purchase price was $2,000, or $6.37 per share, which is an eight percent discount from the average closing price for the 20 trading days preceding the effective date of the purchase. The securities were sold in reliance upon the exemption from registration under
Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A

(A)     EXHIBITS.

EXHIBIT
NUMBER    DESCRIPTION
3.1#      Second  Restated  Certificate  of  Incorporation  of  Measurement
          Specialties,  Inc.
3.2+++    Bylaws of Measurement Specialties, Inc.
4.1++ Specimen Certificate for shares of common stock of Measurement Specialties, Inc.
10.1# Supply and Distribution Agreement dated September 26, 1997 between Korona GmbH & Co. KG and Measurement Specialties, Inc.
10.2## Product Line Acquisition Agreement dated January 5, 2000 between Exeter Technologies, Inc., Dr. Michael Yaron, and Measurement Specialties, Inc.

10.3### Stock Purchase Agreement dated February 11, 2000 between PerkinElmer, Inc., and Measurement Specialties, Inc.
10.4* Purchase Agreement dated August 4, 2000 between TRW Sensors & Components, Inc. and Measurement Specialties, Inc.
10.5** Asset Purchase Agreement dated August 14, 1998 between AMP Incorporated, The Whitaker Corporation, and Measurement Specialties, Inc.
10.6++    Measurement  Specialties,  Inc.  1995  Stock  Option  Plan
10.7***   Measurement Specialties, Inc. 1998 Stock Option Plan
10.8++ Lease dated December 30, 1999 between Hollywood Place Company Limited and Measurement Limited for property in Kowloon, Hong Kong
10.9++ Lease dated September 14, 1977 between Schaevitz E.M. Limited and Slough Trading Estate Limited for property in Slough, England.
10.10++ Deed of Variation dated July 14, 1992 of Lease between Slough Trading Estate Limited and Lucas Schaevitz Limited
10.11++ Assignment dated August 4, 2000 of Lease from Lucas Schaevitz Limited to Measurement Specialties (England) Limited
10.12++ License to Assign dated August 4, 2000 between Slough Trading Estate Limited, Lucas Schaevitz Limited, Measurement Specialties (England) Limited and Measurement Specialties, Inc. for property in Slough, England
10.13++ Lease dated May 5, 1994 between Transcube Associates and Measurement Specialties, Inc. for property in Fairfield, New Jersey
10.14++ First Amendment dated February 24, 1997 to Lease between Transcube Associates and Measurement Specialties, Inc.
10.15++ Second Amendment dated July 10, 2000 to Lease between Transcube Associates and Measurement Specialties, Inc.
10.16++ First Amendment dated February 1, 2001 to Lease between Kelsey-Hayes Company and Measurement Specialties, Inc. for property in Hampton, Virginia.
10.17+++ Lease Agreement dated May 20, 1986 between Semex, Inc. and Pennwalt Corporation and all amendments for property in Valley Forge, Pennsylvania
10.18+++ Lease Agreement dated January 10, 1986 between Creekside Industrial Associates and I.C. Sensors and all amendments for property in Milpitas, California
10.19+++  Lease Agreements for property in Shenzhen, China
10.20+++ Lease dated August 4, 2000 between Kelsey-Hayes Company and Measurement Specialties, Inc. for property in Hampton, Virginia
10.21+++ Amended and Restated Revolving Credit, Term Loan and Security Agreement dated as of February 28, 2001 among Measurement Specialties, Inc., Measurement Specialties UK Limited, Summit Bank, The Chase Manhattan Bank and First Union National Bank as agent and all amendments.
10.22+++ Agreement for the Purchase of the Share Capital of Terraillon Holdings Limited, dated 7 June 2001, among Hibernia Development Capital Partners I ilp, Hibernia Development Capital Partners II ilp, Fergal Mulchrone and Chris Duggan and Andrew Gleeson and Measurement Specialties, Inc.
10.23++ Supplemental Agreement, dated 11 July 2001, concerning the amendment of the Agreement for the Purchase of the Share Capital of Terraillon Holdings Limited, dated 7 June 2001.



# Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on February 3, 1998 and incorporated herein by reference.

+ Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-KSB filed on July 2, 1997 and incorporated herein by reference.
## Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on February 14, 2000 and incorporated herein by reference.
### Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on March 1, 2000 and incorporated herein by reference.
* Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on August 22, 2000 and incorporated herein by reference.
** Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K/A filed on August 27, 1998 and incorporated herein by reference.
*** Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on August 18, 1998 and incorporated herein by reference.
++ Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 (File No. 333-57928) and incorporated herein by reference.
+++ Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on July 5, 2001 and incorporated herein by reference.

(b)     REPORTS ON FORM 8-K.

 During the three months ended December 31, 2001, the Company did not file reports on Form 8-K and/or 8-K/A.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MEASUREMENT SPECIALTIES, INC.
                              (Registrant)





                               /s/ Joseph R. Mallon Jr.
                              -------------------------
Date: May 31, 2002            Joseph R. Mallon Jr.
                              Chief Executive Officer, and
                              Chairman of the Board of Directors and
                              authorized officer and principal financial officer