Form 10-Q/A
period 2001-09-30
MEASUREMENT SPECIALTIES INC
filed 2002-06-18
CIK 778734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER 30, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 1-11906


                          MEASUREMENT SPECIALTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               NEW JERSEY                              22-2378738
          -------------------                        ---------------
     (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


         80 LITTLE FALLS ROAD, FAIRFIELD, NEW JERSEY        07004
         -----------------------------------------------------------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

                                 (973) 808-1819
               --------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ----    ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
11,504,466 shares of common stock, no par, at November 11, 2001.

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the "Amendment") amends the quarterly report on Form 10-Q of Measurement Specialties, Inc. (the "Company") for the three months ended September 30, 2001, previously filed on November 14, 2001 (the "Original 10-Q"). The Company has filed this Amendment solely to: (i) reclassify as "current" $7,337,000 of debt, originally classified as "long-term" debt on the Consolidated Balance Sheets of the Company in the Original 10-Q, as a result of the Company's defaults under its loan agreement as described in the Company's quarterly report on Form 10-Q for the three months ended December 31, 2001, filed on May 31, 2002, (ii) reclassify as "current liabilities" $5,825,000 of debt related to the Terraillon acquisition, originally improperly classified as "accounts payable" on the Consolidated Balance Sheets of the Company in the Original 10-Q, and (iii) add a comparison of the Results of Operations for the six months ended September 30, 2001 and the six months ended September 30, 2000 in Management's Discussion and Analysis of Financial Condition and Results of Operations. This Amendment makes no other changes to the Original 10-Q.

This Amendment contains only the changed items described above and should be read in conjunction with the quarterly financial statements, including the notes thereto, and other information set forth in the Original 10-Q, as well as the Company's quarterly report on Form 10-Q for the three months ended December 31, 2001, filed on May 31, 2002 and any subsequent reports filed pursuant to the Securities Exchange Act of 1934.

                                     MEASUREMENT SPECIALTIES,  INC
                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 ASSETS
                                                 ------

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       SEPT. 30, 2001   MARCH 31, 2001
                                                                      ================  ===============
                                                                        (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                           $          1,295  $           593
  Accounts receivable, trade, net of allowance for doubtful accounts            26,417           14,935
    of $868 and $833, respectively
  Inventories                                                                   44,072           31,868
  Prepaid expenses and other current assets                                      8,327            3,317
                                                                      ----------------  ---------------
    Total current assets                                                        80,111           50,713
                                                                      ----------------  ---------------

PROPERTY AND EQUIPMENT                                                          40,751           29,598
  Less accumulated depreciation and amortization                                19,895           12,529
                                                                      ----------------  ---------------
                                                                                20,856           17,069
                                                                      ----------------  ---------------
OTHER ASSETS:
  Goodwill and other intangible assets, net of accumulated
    amortization of $973                                                        21,540           12,606
  Other assets                                                                   4,484            5,949
                                                                      ----------------  ---------------
                                                                                26,024           18,555
                                                                      ----------------  ---------------
Total assets                                                          $        126,991  $        86,337
                                                                      ================  ===============

                              MEASUREMENT SPECIALTIES,  INC
                          CONDENSED CONSOLIDATED BALANCE SHEETS

                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        SEPT. 30, 2001    MARCH 31, 2001
                                                       ================  ================
                                                         (UNAUDITED)
CURRENT LIABILITIES:
  Current portion of long term debt and
    capital lease obligations                          $        35,864   $         4,000
  Accounts payable                                              20,868            13,713
  Accrued expenses and other current liabilities                 8,267             9,404
                                                       ----------------  ----------------
    Total current liabilities                                   64,999            27,117
                                                       ----------------  ----------------
OTHER LIABILITIES:
  Long term debt and capital lease obligations,
    net of current portion                                           -            32,736
  Other liabilities                                              1,082             1,003
                                                       ----------------  ----------------
                                                                 1,082            33,739
                                                       ----------------  ----------------
    Total liabilities                                           66,081            60,856
                                                       ----------------  ----------------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
  Serial preferred stock;
    221,756 shares authorized; none outstanding                      -                 -
  Common stock, no par; 20,000,000 shares authorized;
    shares issued and outstanding 11,504,466 and
    8,333,340, respectively                                      5,502             5,502
  Additional paid-in capital                                    41,863             3,769
  Retained earnings                                             13,765            16,225
  Accumulated other comprehensive loss                            (220)              (15)
                                                       ----------------  ----------------
      Total shareholders' equity                                60,910            25,481
                                                       ----------------  ----------------
Total liabilities and shareholders' equity             $       126,991   $        86,337
                                                       ================  ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2000

Net Sales. Net sales increased $16,200, or 36%, to $60,739 for the six months ended September 30, 2001 from $44,539 for the six months ended September 30, 2000. Net sales for the six months ended September 30, 2001 include the results of the Schaevitz acquisition for the entire six month period while the September 30, 2000 amounts include such results from the date of acquisition in August 2000. Sales for Terraillon are included from the acquisition date in August 2001. Excluding the Schaevitz and Terraillon acquisitions, net sales decreased $2,976, or 7.4%, to $37,180 for the six months ended September 30, 2001 from $40,156 for the six months ended September 30, 2000.

Net sales of our Sensor business increased $9,051, or 26%, to $29,092 for the six months ended September 30, 2001 from $20,041 for the six months ended September 30, 2000. The increase is primarily due to the Schaevitz acquisition, offset by decreases in some of the other units of our Sensor business.

For the six months ended September 30, 2001, net sales of our Consumer Products business increased $7,149, or 29%, compared to $31,647 for the six months ended September 30, 2001 from $24,498 for the six months ended September 30, 2000. Excluding the Terraillon acquisition, Consumer Product sales were $24,535 for the six months ended September 30, 2001, approximately equal to Consumer Product sales for the six months ended September 30, 2000.

Cost of Goods Sold. Cost of goods sold expenses increased $15,573, or 60%, to $41,358 for the six months ended September 30, 2001 from $25,785 for the six months ended September 30, 2000. These expenses include $16,617 of expenses from the Terraillon acquisition. In addition, the increase relates to lower production levels in both our Sensor and Consumer divisions. These lower production levels resulted in unabsorbed fixed costs being charged to cost of goods sold. Management has implemented significant cost reduction measures expected to yield future benefits; however, we expect lower than historical gross margins to occur as we continue to sell through inventory. The gross margin for the six months ended September 30, 2001 was 25%, compared to 41% for the six months ended September 30, 2000.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $5,677, or 45%, to $18,260 for the six months ended September 30, 2001 from $12,583 for the six months ended September 30, 2000. The increase is primarily due to the acquisition of Schaevitz and Terraillon.

Research and Development. Research and development expenses increased $1,047, or 47%, to $3,280 for the six months ended September 30, 2001 from $2,233 for the six months ended September 30, 2000. During the six months ended September 30, 2001, we received $899 of customer funded development, as compared to $1,798 during the six months ended September 30, 2000.

Interest Expense, Net. Net interest expense increased $1,343, or 211%, to $1,980 for the six months ended September 30, 2001 from $637 for the six months ended September 30, 2000. This increase is primarily due to higher levels of debt outstanding during the six months ended September 30, 2001. As a result of the occurrence of events of defaults under our credit agreement, we will be required to pay interest at higher rates and therefore expect interest expense to increase in subsequent quarters.

Income Taxes. The income tax provision (benefit) decreased $2,068, or 166%, to $(822) for the six months ended September 30, 2001 from $1,246 for the six months ended September 30, 2000. Our effective tax rate (benefit) was (25%) for the six months ended September 30, 2001, as compared to 23% for the six months ended September 30, 2000. The difference primarily relates to a benefit provided for net operating loss carryback claims. This rate may change during the fiscal year 2002 if operating results or acquisition related costs differ significantly from current projections.

Net Income. Net loss for the six months ended September 30, 2001 was $2,460, or $0.25 diluted per share, compared to net income of $4,012, or $0.45 diluted per share, for the six months ended September 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.



                            MEASUREMENT SPECIALTIES, INC.
                                    (Registrant)


                            /s/  Joseph R. Mallon Jr.
                            -------------------------
Date: June 18, 2002         Joseph R. Mallon Jr.
                            Chief Executive Officer,and
                            Chairman of the Board of Directors

                            (authorized officer and principal financial officer)