Form 10-K
period 2002-03-31
MEASUREMENT SPECIALTIES INC
filed 2002-10-28
CIK 778734

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 (Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 2002

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from              to
                         Commission file number 1-11906



                          MEASUREMENT SPECIALTIES, INC.

             (Exact name of registrant as specified in its charter)

                 NEW JERSEY                                     22-2378738
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation  or organization)                      Identification No.)
          80 LITTLE FALLS ROAD,                                   07004
          FAIRFIELD,  NEW JERSEY                               (Zip Code)
   (Address of principal executive offices)

Registrant's telephone number, including area code           (973) 808-1819
Securities registered under Section 12(b) of the Act:

                                                        Name of each exchange
Title of each class                                      on which registered
COMMON STOCK, NO PAR VALUE                             AMERICAN STOCK EXCHANGE

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At July 12, 2002, the average market value of the voting stock held by non-affiliates was approximately $25.1 million based on the closing price of the registrant's common stock on July 12, 2002. Trading of the registrant's common stock on the American Stock Exchange has been suspended since July 15, 2002.

At October 8, 2002, 11,912,958 shares of common stock were outstanding.

                          MEASUREMENT SPECIALTIES, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS
                                 MARCH 31, 2002

PART I
     ITEM 1.   BUSINESS.......................................................................     3
     ITEM 2.   PROPERTIES.....................................................................    31
     ITEM 3.   LEGAL PROCEEDINGS..............................................................    32
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................    34

PART II

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .........    35

     ITEM 6.   SELECTED FINANCIAL DATA........................................................    37
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS .........................................................    38

     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................    52
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................    53
     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE... .......................................................    53

PART III
     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................    54
     ITEM 11.  EXECUTIVE COMPENSATION.........................................................    57
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................    61
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................    63

PART IV
     Item 14.  CONTROLS AND PROCEDURES........................................................    65
     ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...............    67

SIGNATURES ...................................................................................    71

PART I
Item 1.  Business

INTRODUCTION

         WE ARE ENGAGED IN AN ONGOING RESTRUCTURING PROGRAM PURSUANT TO WHICH WE HAVE DISCONTINUED CERTAIN OPERATIONS AND SOLD CERTAIN OF OUR BUSINESSES AND MAY, IN THE FUTURE, ENGAGE IN ADDITIONAL SALES OF ASSETS OR STOCK, OR OBTAIN OTHER TYPES OF FINANCING. SOME OF THESE RESTRUCTURING ACTIVITIES HAVE OCCURRED SINCE THE END OF OUR MARCH 31, 2002 FISCAL YEAR. SEE "BUSINESS-RECENT DEVELOPMENTS." UNLESS SPECIFICALLY INDICATED OTHERWISE, INFORMATION IN THIS FILING IS AS OF MARCH 31, 2002 AND DOES NOT TAKE INTO ACCOUNT THE RESTRUCTURING PROGRAM AND OTHER EVENTS DESCRIBED IN "RECENT DEVELOPMENTS;" HOWEVER, READERS ARE ADVISED THAT CERTAIN OF THESE EVENTS THAT OCCURRED AFTER MARCH 31, 2002 AND THAT ARE CONTEMPLATED FOR THE FUTURE WILL HAVE A SIGNIFICANT IMPACT ON OUR BUSINESS AND WILL CAUSE OUR BUSINESS TO CHANGE FROM THE DESCRIPTION SET FORTH BELOW.

         We are a designer and manufacturer of sensors and sensor-based consumer products. We produce a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics, including pressure, motion, force, displacement, angle, flow, and distance. We have two businesses, a Sensor business and a Consumer Products business. We are a New Jersey corporation organized in 1981.

         Our Sensor business designs, manufactures, and markets sensors for original equipment manufacturer applications. These products include pressure sensors, custom microstructures, accelerometers, tilt/angle sensors, and displacement sensors for electronic, automotive, military, and industrial applications. Our Sensor business customers include leading manufacturers such as Alaris Medical, Texas Instruments, Allison Transmission, Althen GmbH and Graco.

         Our Consumer Products business manufactures and markets sensor-based consumer products. These products include bathroom and kitchen scales, tire pressure gauges, and distance estimators. These products are typically based on application-specific integrated circuits, piezoresistive, and ultrasonic technologies. Our Consumer Products customers include leading retailers such as Bed Bath & Beyond, Linens 'n Things, Sears, Costco and Target, and European resellers such as Laica, Ole Bodtcher Hanson and Babyliss.

         Each of our businesses benefits from the same core technology base. Our advanced technologies include piezoresistive applications, application-specific integrated circuits, micro-electromechanical systems (MEMS), piezopolymers, strain gauges, force balance systems, fluid capacitive applications, linear variable differential transformers, and ultrasonics. These technologies allow our sensors to operate precisely and cost effectively. Over the past years we have built a global operation with advanced facilities located in North America, Europe and Asia. By functioning globally we have been able to enhance our engineering capabilities and increase our geographic proximity to our customers.

         Our strategy is to utilize our expertise in sensor technologies to develop new products and applications thereby increasing demand for our sensors and sensor-based consumer products. Our design teams support our production facility and engineering resources in China. By combining our manufacturing expertise with our core technology, we strive to provide our global customer base with an advantageous price-value relationship.

THE ELECTRO-MECHANICAL SENSOR INDUSTRY

         All of our sensors are devices that convert mechanical information into an electronic signal for display, processing, interpretation, or control. Sensors are essential to the accurate measurement, resolution, and display of pressure, motion, force, displacement, angle, flow, and distance.

MARKETS

         Sensor manufacturers are moving toward smart sensors that use digital intelligence to enhance measurement and control signals. The shift toward modern technologies has enhanced applications in the automotive, medical, military, and consumer industries. Examples of sensor applications include:

         - automotive uses for such diverse applications as braking, transmission, fuel pressure, diesel common rail pressure monitoring, security sensing, and on board tire pressure monitoring;

         - medical applications including blood pressure measurement, flow monitoring, ultrasonic imaging, and body activity feedback in pacemakers;

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

         In recent years, advances in microprocessor technology have fueled the demand for sensors. As microprocessors become more powerful, yet smaller and less expensive, they are incorporated into a greater number of products and applications. The growth of sensors parallels the growth in microprocessors, which require sensors to deliver critical information. A number of factors affecting the growth in the sensor market include:

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

TECHNOLOGY

         In the rapidly evolving markets for sensors and sensor-based consumer products, there is an increasing demand for technologies such as:

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

         Strain Gauge Technology. A strain gauge consists of metallic foil that is impregnated into an insulating material and bonded to a sensing element. The foil is etched to produce a grid pattern that is sensitive to changes in geometry, usually length, along the sensitive axis producing a change in resistance. The gauge operates through a direct conversion of strain to a change in gauge resistance. This technology is useful for the construction of inexpensive, reliable pressure sensors.

         Force Balance Technology. A force balanced accelerometer is a mass referenced device that under the application of tilt or linear acceleration, detects the resulting change in position of the internal mass by a position sensor and an error signal is produced. This error signal is passed to the servo amplifier and a current developed that is fed back into the moving coil. This current is proportional to the applied tilt angle or applied linear acceleration and will balance the mass back to its original position. These devices are used in military and industrial applications where high accuracy is required.

         Fluid Capacitive Technology. This technology is also referred to as fluid filled, variable capacitance. The output from the sensing element is two variable capacitance signals per axis. Rotation of the sensor about its sensitive axis produces a linear change in capacitance. This change in capacitance is electronically converted into angular data, and provides the user with a choice of ratiometric, analog, digital, or serial output signals. These signals can be easily interfaced to a number of readout and/or data collection systems.

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

BUSINESS SEGMENTS

         Our financial results by business segment for the fiscal years ended March 31, 2002, 2001 and 2000 are presented in Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K.

PRODUCTS

         Sensors. We produce a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics, including pressure, motion, force, displacement, angle, flow, and distance. Our sensors are mainly sold for original equipment manufacturer applications. A summary of our Sensor business product offerings as of March 31, 2002 is presented in the following table:

     Product                Technology              Brand Name                       Applications
-----------------------------------------------------------------------------------------------------------------
Pressure Sensors        Micro-Electromechanical    IC Sensors         Disposable catheter blood pressure,
                        Systems (MEMS)                                altimeter, dive tank pressure, process
                                                                      instrumentation, and intravenous drug
                                                                      administration monitoring
-----------------------------------------------------------------------------------------------------------------
                        Piezoresistive             Microfused         Fertilizer and paint spraying, diesel
                                                                      engine control, hydraulics, and
                                                                      automotive powertrain
-----------------------------------------------------------------------------------------------------------------
                        Strain Gauge               Schaevitz          Instrumentation grade aerospace and
                                                                      weapon control systems, deep-sea
                                                                      well-head pressure, ship cargo level, and
                                                                      steel mills
-----------------------------------------------------------------------------------------------------------------
Accelerometers          Piezopolymer               PiezoSensors       Transportation, shipment monitoring,
                                                                      audio speaker feedback, and consumer
                                                                      exercise monitoring
-----------------------------------------------------------------------------------------------------------------
                        Micro-Electromechanical    IC Sensors         Traffic alert and collision avoidance
                        Systems (MEMS)                                systems, railroad, tilt, and
                                                                      instrumentation

-----------------------------------------------------------------------------------------------------------------
                        Force Balance              Schaevitz          Aerospace, weapon fire control, inertial
                                                                      navigation, angle, and tilt
-----------------------------------------------------------------------------------------------------------------
Rotary Displacement     Linear Variable            Schaevitz          Aerospace, machine control systems,
Sensors                 Displacement                                  knitting machines, industrial process
                        Transducer                                    control, and hydraulic actuators
-----------------------------------------------------------------------------------------------------------------
Tilt/Angle Sensors      Fluid Capacitive           Schaevitz          Tire balancing, heavy equipment level
                                                                      measurement, and consumer electronic
                                                                      level measurement
-----------------------------------------------------------------------------------------------------------------
Traffic Sensors         Piezopolymer               PiezoSensors       Traffic survey, speed and red light
                                                                      enforcement, toll, and in-motion vehicle
                                                                      weight measurement
-----------------------------------------------------------------------------------------------------------------
Custom Piezofilm        Piezopolymer               PiezoSensors       Medical imaging, ultrasound, consumer
Sensors                                                               electronic, electronic stethoscope, and
                                                                      sonar
-----------------------------------------------------------------------------------------------------------------
Custom                   Micro-Electromechanical   IC Sensors         Atomic force microscopes, flow
Microstructures          Systems (MEMS)                               measurement, hydrogen and humidity sensors

         Consumer Products. We design, manufacture, and market sensor-based consumer products such as bathroom and kitchen scales, tire pressure gauges, and distance estimators. Our consumer products feature sleek, contemporary designs, high-contrast liquid crystal displays, and factory-installed lithium batteries that last for the life of the product. We sell to both retailers and manufacturers of consumer products. A summary of our sensor-based consumer products as of March 31, 2002 is presented in the following table:

   PRODUCT               TECHNOLOGY                BRAND NAMES*          TYPES OF PRODUCTS       PRICE RANGE
------------------------------------------------------------------------------------------------------------
Scales              Piezoresistive,           Thinner,                  Bathroom Scales         $5.00-45.00
                    Application Specific      Health-o-meter, Laica,
                    Integrated Circuits       Salter, and Korona
------------------------------------------------------------------------------------------------------------
                                              Thinner, Laica,           Kitchen Scales          $3.00-25.00
                                              Salter, and Korona
                                              --------------------------------------------------------------
                                              Royal                     Postal Scales           $8.00-11.00
------------------------------------------------------------------------------------------------------------
Tire Pressure       Piezoresistive            Accutire                  Digital and             $0.50-15.00
Gauges                                                                  Mechanical Tire
                                                                        Pressure Gauges
------------------------------------------------------------------------------------------------------------
Distance            Ultrasonic                Accutape                  Interior Distance       $13.00-22.00
Measurement                                                             Estimator
Products                                      --------------------------------------------------------------
                                              Park-Zone                 Distance Estimator      $10.00-25.00
                                                                        for Parking


* Health-o-Meter, Laica, Korona, Salter, and Royal are trademarks, trade names, or service marks of our customers and are not owned by us.

      See "Recent Developments - Our Restructuring Program" for a discussion of the effect of certain of our asset sales on our product lines.

CUSTOMERS

         We sell our sensor products throughout the world. Our Sensor business designs, manufactures, and markets sensors for original equipment manufacturer applications. Our extensive customer base consists of the manufacturers of electronic, automotive, military, and industrial products. None of our Sensor business customers accounted for more than 10% of our total net sales during the last three years. Our key Sensor customers include:

-   Alaris Medical        -   Allison Transmission        -   Althen GmbH
-   Argon Medical         -   Badger Meter                -   Component Distributor
-   Graco                 -   St. Jude Medical, Inc.      -   Texas Instruments

         Our Consumer Products business customers are primarily retailers, resellers, or manufacturers of consumer products in the United States and Europe. No Consumer Products customer accounted for more than 10% of net sales in the fiscal year ended March 31, 2002. Previously, we had two Consumer Products customers who accounted for more than 10% of net sales, Korona Haushaltswaren GmbH (Korona), a German distributor of diversified housewares, and Sunbeam Corp. (Health and Safety Division), a United States manufacturer and distributor of electric housewares.

         Korona was acquired in August 2000 by an Asian manufacturer of scales and other electronic products, and a competitor of ours. Korona accounted for 5.3%, 10.0%, and 14.0% of total net sales, or $7.0 million, $10.2 million, and $8.4 million, for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

         Sunbeam filed for bankruptcy protection in February 2001. Sales to Sunbeam accounted for 5.7%, 10.0%, and 19.9% of total net sales, or $7.6 million, $10.2 million and $11.9 million, for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

         Other key Consumer Products customers include:

-   Bed Bath & Beyond           -    Brookstone                -    Costco
-   Lacia                       -    Linens 'n Things          -    Ole Bodtcher Hanson
-   Sam's Club                  -    Sears                     -    Target

SALES AND DISTRIBUTION

         We sell our products through a combination of an experienced in-house technical sales force and generally exclusive sales relationships with outside sales representatives throughout the world. Our engineering teams work directly with our global customers to tailor our sensors to meet the specific application requirements of our customers.

         Our sensor-based consumer products are sold and marketed under our own brand names as well as brand names of our original equipment manufacturer customers and private labels. We have the flexibility of selling our sensor-based consumer products directly to retailers, to resellers, and to manufacturers of consumer products.

         We sell our products primarily in North America and Western Europe. International sales accounted for 47.4% of net sales for the fiscal year ended March 31, 2002, 35.2% of our net sales for the fiscal year ended March 31, 2001, and 28.4% of our net sales for the fiscal year ended March 31, 2000.

SUPPLIERS

         We rely on contract manufacturers for a significant portion of our consumer finished products. The majority of our sensor-based consumer products are assembled by a single contract manufacturer located in China. We utilize alternative assemblers located in China to assemble additional sensor-based consumer products. We procure components and finished products as needed, through purchase orders, and do not have long-term contracts with any of our suppliers. We believe that the components we utilize could be obtained from alternative sources, or that our products could be redesigned to use alternative suppliers' components, if necessary.

RESEARCH AND DEVELOPMENT

         Our research and development efforts are focused on expanding our core technologies, improving our existing products, developing new products, and designing custom sensors for specific client applications. Our gross research and development expenses, including customer funded projects, were $6.6 million, or 5.0% of net sales, for the fiscal year ended March 31, 2002, $5.1 million, or 5.0% of net sales, for the fiscal year ended March 31, 2001, and $3.4 million, or 5.7% of net sales, for the fiscal year ended March 31, 2000. Research and development expenses for our Sensor business were $5.9 million, or 10.5% of net sales of our Sensor business, for the fiscal year ended March 31, 2002, $4.4 million, or 9.0% of net sales of our Sensor business, for the fiscal year ended March 31, 2001, and $2.2 million, or 13.9% net sales of our Sensor business, for the fiscal year ended March 31, 2000. Research and development expenses in the Consumer Products business, which are historically lower than Sensor business research and development expenses, were $0.7 million, or 0.9% of net sales of our Consumer Products business, for the fiscal year ended March 31, 2002, $0.7 million, or 1.3% of net sales of our Consumer Products business, for the fiscal year ended March 31, 2001, and $1.2 million, or 2.7% net sales of our Consumer Products business, for the fiscal year ended March 31, 2000.

         To maintain and improve our competitive position, our research, design, and engineering teams work directly with customers to design custom sensors for specific applications. We receive funding from customers for new product development including $1.8 million for the fiscal year ended March 31, 2002, $4.1 million for the fiscal year ended March 31, 2001, and $1.6 million for the fiscal year ended March 31, 2000.

         See "Recent Developments - Our Restructuring Program," for a discussion of reductions in research and development expenditures.

COMPETITION

         The market for sensors includes many diverse products and technologies and is highly fragmented and increasingly subject to pricing pressures. Most of our competitors are small companies or divisions of large corporations such as Emerson, Motorola, Siemens, General Electric, and Honeywell. The principal elements of competition in the sensor market are production capabilities, price, quality, and the ability to design unique applications to meet specific customer needs.

         The market for sensor-based consumer products is characterized by frequent introductions of competitive products and pricing pressures. Some of our largest Consumer Products customers are also our competitors, such as Sunbeam and Bonso Electronics International (which acquired Korona). The principal elements of competition in the sensor-based consumer products market are price, quality, and the ability to introduce new and innovative products.

         Although we believe that we compete favorably in our Sensor and Consumer Products businesses, new product introductions by our competitors could cause a decline in sales or loss of market acceptance for our existing products. If competitors introduce more technologically advanced products, the demand for our products would likely be reduced.

INTELLECTUAL PROPERTY

         We rely in part on patents to protect our intellectual property. We own 73 United States utility patents, 33 United States design patents, and numerous foreign patents to protect our rights in certain applications of our core technology. We have 35 United States patent applications pending, including provisionals. These patent applications may never result in issued patents. Even if these applications issue as patents, taken together with our existing patents, they may not be sufficiently broad to protect our proprietary rights, or they may prove unenforceable. We have not, however, obtained patents for all of our innovations, nor do we plan to do so.

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

FOREIGN OPERATIONS

         We manufacture the majority of our sensor products, and most of our sensor subassemblies used in our consumer products, in leased premises located in Shenzhen, China. Sensors are also manufactured at our U.S. facilities. Additionally, certain key management, sales and support activities are conducted at leased premises in Hong Kong. Substantially all our consumer products are assembled in China, primarily by a single supplier, River Display, Ltd. ("RDL"), although we are utilizing alternative Chinese assemblers. There are no agreements which would require us to make minimum payments to RDL, nor is RDL obligated to maintain capacity available for our benefit, though we account for a significant portion of RDL's revenues. Additionally, most of our products contain key components that are obtained from a limited number of sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond our control, including political and other uncertainties regarding Hong Kong and China.

         The Chinese government has continued to pursue economic reforms hospitable to foreign investment and free enterprise, although the continuation and success of these efforts is not assured. Our operations could be adversely affected by changes in Chinese laws and regulations, including those relating to taxation and currency exchange controls, by the imposition of economic austerity measures intended to reduce inflation, and by social and political unrest. The United States has considered revoking China's most favored nation ("MFN") tariff status in connection with controversies over the protection of human rights and intellectual property rights, among other things. The loss of MFN could adversely affect the cost of goods imported into the United States.

         The continued stability of political, legal, economic or other conditions in Hong Kong cannot be assured. No treaty exists between Hong Kong and the United States providing for the reciprocal enforcement of foreign judgments. Accordingly, Hong Kong courts may not enforce judgments predicated on the federal securities laws of the United States, whether arising from actions brought in the United States or, if permitted, in Hong Kong.

         Most of our revenues are priced in United States dollars and Euros. Our costs and expenses are priced in United States dollars, Hong Kong dollars, British pounds, Chinese renminbi and Euros. Accordingly, the competitiveness of our products relative to products produced locally may be affected by the performance of the United States dollar compared with that of our foreign customers' currencies. United States sales were $69.8 million, $66.1 million and $43.0 million for the years ended March 31, 2002, 2001, and 2000, respectively. Foreign sales were $62.8 million, $35.9 million and $17.0 million, or 47.4%, 35.2%, and 28.3% of revenues, for the years ended March 31, 2002, 2001, and 2000, respectively. Additionally, we are exposed to foreign currency transaction and translation losses which might result from adverse fluctuations in the values of the Hong Kong dollar, the British pound, the Chinese renminbi and the Euro.

         At March 31, 2002, we had net assets of $1.6 million in the United States. At March 31, 2002, we had net liabilities of $3.7 million subject to fluctuations in the value of the Hong Kong dollar, net assets of $0.5 million subject to fluctuations in the value of the British pound, net assets of $10.9 million subject to fluctuations in the value of the Chinese renminbi and net assets of $17.5 million subject to fluctuations in the value of the Euro.

         There can be no assurance that these currencies will remain stable or will fluctuate to our benefit. To manage our exposure to foreign currency and translation risks, we may purchase currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices. However, (other than for Terraillon) to date we have not done so.

         We acquired Terraillon Holdings Limited in August 2001. Terraillon is a European distributor of bathroom and kitchen scales. Terraillon sells scales under the brandnames "Terraillon" and "Hanson." Terraillon's customers include many large retailers in France, Western Europe and the United States.

         Since we closed our manufacturing facility in Sligo, Ireland in October 2001, Terraillon has acquired all of its products from a third party contract manufacturer in China. There are no long-term purchase commitments from this manufacturer. Purchases from this manufacturer are denominated in United States dollars. We use foreign exchange currency contracts (typically with a maturity of three months or less) to manage our currency risk.

         See "Recent Developments - Our Restructuring Program," for a discussion of the elimination of certain of our foreign operations.

EMPLOYEES

         As of March 31, 2002, we employed 1,551 persons, including 236 employees in the United States, 56 employees in the United Kingdom, 1,199 employees in Shenzhen, China, 53 employees in France and 7 employees in Hong Kong, China.

         As of March 31, 2002, 886 employees were engaged in manufacturing, 477 were engaged in administration, 84 were engaged in sales and marketing and 104 were engaged in research and development.

         Our employees are not covered by collective bargaining agreements.

         See "Recent Developments - Our Restructuring Program," for a discussion of our reductions in workforce.

ENVIRONMENTAL MATTERS

         We are subject to comprehensive and changing foreign, federal, state, and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. We believe that we are in compliance with current environmental requirements. Nevertheless, we use hazardous substances in our operations and as is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties, we may be held liable and may be required to pay the cost of remedying the condition. The amount of any resulting liability could be material.

BACKLOG

      At September 24, 2002, our backlog of unfilled orders was approximately $33.8 million (excluding Terraillon orders). At September 24, 2001, our backlog of unfilled orders was approximately $28.6 million (excluding Terraillon orders). We include in backlog orders that have been accepted from customers that have not been filled or shipped and have a scheduled release date. All orders are subject to modification or cancellation by the customer with limited charges. We believe that backlog may not be indicative of actual sales for the current fiscal year or any succeeding period.

SEASONALITY

         Our sales of consumer products are seasonal, with highest sales during the second and third fiscal quarters.

RECENT DEVELOPMENTS

         Restatement

              Background - Examination of Inventory Valuation; Capitalized Overhead Calculations

         In August 2001, we determined that the implementation of a more comprehensive and standardized cost accounting system was necessary as a result of the expansion of our company through recent acquisitions, and we hired an experienced cost accountant, Robert DeWelt, to, among other things, implement this system. This process included updating standard inventory costs at two of our locations. After review and analysis, management, in November 2001, completed the update of standard costs for these two locations and revised the estimated capitalized overhead calculations used in valuing the inventory located there, but concluded that a more complete analysis, including an examination of inventory valuation at our other locations, was necessary. The review process also raised questions regarding the appropriateness of our inventory costing methodology.

         After the termination of our Chief Financial Officer in February 2002, we briefly retained PricewaterhouseCoopers (PWC) as a consultant with regard to the appropriateness of our inventory costing methodology, including specifically the methodology used in allocating fixed manufacturing expenses to inventory and cost of sales. PWC was not engaged to, nor did they, reach a conclusion or render any type of opinion regarding this matter. Additionally, because of PWC's limited role, they were not involved in our final resolution of this issue.

         In February 2002, our Board formed a Special Committee consisting of all of our outside directors as more fully discussed below under "Formation of Special Committee of the Board of Directors." The Special Committee performed a limited review of the appropriateness of our inventory valuation methodology, including whether a misapplication of accounting principles would require a restatement of previously reported financial statements. The Special Committee retained independent counsel to assist in its investigation and, through its independent counsel, retained RosenfarbWinters, LLC as special accounting advisors to the Special Committee.

              Initial Decision Not to Restate Financial Statements for Periods Prior to December 31, 2001

         In March 2002, management initially determined that the calculation of capitalized overhead was in compliance with applicable accounting principles and concluded that the increase in cost of sales and attendant reduction in inventory value during the quarter ended December 31, 2001 was largely attributable to changes in accounting estimates relating to the general absorbtion of direct labor and overhead costs and therefore no restatement of previously reported financial results was necessary. This determination was based on management's belief that the calculation was appropriately capturing direct labor and overhead costs. Robert DeWelt (who had been temporarily given the title of "Acting CFO" after the termination of our former Chief Financial Officer, Kirk Dischino) and Edward McCausland, our Controller, resigned in disagreement with management's conclusion not to restate prior period financial statements.

         We subsequently retained Amper, Politziner and Mattia, PC (APM) in April 2002 to assist and work under the direction of management in our analysis and quantification of inventory calculations and to consult as to whether or not any errors in the application of accounting principles or in the preparation of our financial statements required restatement of previously reported financial statements.

         In May 2002, management again determined that the calculation of capitalized overhead was in compliance with applicable accounting principles and concluded that the increase in cost of sales and attendant reduction in inventory value during the quarter ended December 31, 2001 was largely attributable to changes in accounting estimates and therefore no restatement of previously reported financial results was necessary. Our Board of Directors concurred in the decision not to restate prior periods. In its limited review, the Special Committee concluded that no information had been brought to its attention that would render management's decision inappropriate. APM, RosenfarbWinters, and our independent auditors, Arthur Andersen, LLP, concurred in this conclusion. PWC's engagement ended prior to the completion of our analysis and the Board's determination.

              Decision to Restate

         On June 11, 2002, we retained Grant Thornton LLP to replace Arthur Andersen LLP as our independent auditor. We appointed a new Chief Executive Officer in June 2002 and appointed a new Chief Financial Officer in July 2002. Based upon the advice of our new auditor and after consultation with the United States Securities and Exchange Commission, our new senior management team determined that it was necessary to conduct a thorough re-examination of our historical determination of inventory values and costs of goods sold. Beginning in July 2002, we concurred with our auditor's recommendation to expand the scope of their audit work to include an extended analysis of our inventory valuation calculations. As part of our auditor's procedures, they obtained detailed operating and production data for our operating units, validated the underlying data and applied the resulting data to assist new senior management in the accurate determination of inventories valued at the lower of cost or estimated market value. As a result of these procedures, our auditors discovered a number of errors in our inventory valuation calculations. Each of the Company's business units experienced various types of calculation and application errors. These errors varied by quarter, type and cause. The errors and causes thereof are included in the following general categories:

   - Failure to analyze and account for standard cost variances properly and on a timely basis;

   - Failure to use readily available accounting and costing records to determine manufacturing costs;

   -  Inclusion of inappropriate expenses in inventory cost pools;

   - Apparent mathematical errors (including amounts used in calculations that could not be reconciled to our underlying accounting records);

   -  Failure to adjust inventories to the lower of cost or market; and

   - Use of inconsistent parameters to determine cost pools that relate to inventory at each reporting period.

         We have determined that these errors in our valuation of inventory were of a sufficient magnitude to require restatement. Accordingly, we have restated our previously issued financial statements for the fiscal year ended March 31, 2001 and our previously issued selected financial information for each of the quarterly periods in the fiscal year ended March 31, 2001 and the first three quarters in the fiscal year ended March 31, 2002. See Notes 3 and 19 to our consolidated financial statements that accompany this Annual Report on Form 10-K for further discussion regarding the restatement. The effect of the restatement was an increase in cost of goods sold of $8.2 million for the fiscal year ended March 31, 2001. During the course of our review, we did not identify errors of a significant magnitude to require restatement of periods ending prior to April 1, 2000.

         In connection with the restatement of our inventory and cost of sales values and due in part to the cessation of operations of Arthur Andersen LLP, the previous auditors of our financial statements for the fiscal year ended March 31, 2001, we instructed our current auditors to conduct a reaudit of our financial statements for the fiscal year ended March 31, 2001. The reaudit resulted in the following additional adjustments:

         - Reclassification of certain promotional costs from selling, general and administrative to a reduction in revenue of $1.0 million;

         - Acceleration of amortization of deferred financing costs relating to our bank loan in the amount of $0.7 million;

         -  Expensing of unallocated acquisition costs of $0.4 million;

         - Straight-lining of lease expense in accordance with SFAS 13 in the amount of $0.2 million; and

         -  Certain other adjustments.

         As a result of the restated items described above, including the inventory valuation issue, we recomputed our tax provision, resulting in a reduction of our previously reported tax provision by $1.8 million.

         We also identified certain errors within the quarterly results previously reported for each of the quarters in the fiscal year ended March 31, 2001. These errors were corrected and are included in the summary of quarterly financial information contained in Note 19 to the consolidated financial statements included in this Annual Report on Form 10-K.

                  Summary of Effects of Restatement. The following is a summary of the significant effects of the restatement discussed above:


                                                                     FISCAL YEAR ENDED
                                                                       MARCH 31, 2001
                                                                  AS
                                                              PREVIOUSLY               AS
                                                               REPORTED             RESTATED
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated statements of operations data:
     Sales                                                    $ 103,095           $ 101,975
     Cost of goods sold                                          58,782              66,938
                                                              ---------           ---------
     Gross Profit                                                44,313              35,037

     Selling, general and administrative expenses                29,232              29,541
     Income before provision
         for income taxes                                        11,790               2,205
     Provision for income taxes                                   2,829               1,008
     Net income                                                   8,961               1,197
     Earnings per common share
         Basic                                                $    1.10           $    0.15
         Diluted                                                   0.99                0.13

Consolidated balance sheet data:

     Accounts receivable, net                                 $  14,935           $  14,902
     Inventories                                                 31,868              24,362
     Deferred income taxes, current                               2,180               2,129
     Goodwill                                                    12,606              11,412

     Other assets                                                 3,894               3,820
     Accrued compensation                                         2,579               2,529
     Accrued expenses and other current liabilities               6,221               4,999
     Other liabilities                                            1,003               1,181
     Accumulated retained earnings                               16,225               8,461
     Stockholders' equity                                        25,481              17,717

         As a result of this restatement, you should not rely on our previously issued financial statements for the fiscal year ended March 31, 2001 and our previously issued financial results for each of the quarterly periods in the fiscal year ended March 31, 2001 and the first three quarters in the fiscal year ended March 31, 2002. See "Results of Operations - Special Note Regarding Restatement of Our Previously Issued Financial Statements."

         See Note 19 to the consolidated financial statements, Quarterly Financial Information (Unaudited), for selected restated quarterly information for the quarterly periods in the fiscal year ended March 31, 2001 and the first three quarters in the fiscal year ended March 31, 2002.

         See "Item 14. Controls and Procedures" for a discussion of the actions that we have taken to strengthen our internal controls.

         Our Restructuring Program

         As a result of significant losses for the last four quarters in the fiscal year ended March 31, 2002 and for the quarter ended June 30, 2002 and our inability to make required payments under our loan agreement, we have implemented a restructuring program with the aim of reducing costs, streamlining operations and generating cash to repay our lenders. The actions we have taken in connection with this restructuring program include the following:

         - Liquidation of our UK Subsidiary. We have placed our United Kingdom subsidiary, Measurement Specialties UK Limited (referred to herein as Schaevitz
UK) into receivership on June 5, 2002 pursuant to the terms of a Mortgage Debenture dated February 28, 2001, as we were no longer in a position to support its losses. The receiver's function was to dispose of Schaevitz UK's business and assets for the best price possible. The book debt recoveries and sale proceeds were applied in settlement of the receiver's remuneration, costs and expenses, the preferential creditors' claims (i.e., the claims of the Inland Revenue, Customs & Excise and employee claims up to certain statutory limits) and then to (i) the claims by our lenders in accordance with the U.K. insolvency legislation (the Insolvency Act 1986), and (ii) priority arrangements. The landlord has a potential dilapidations claim of up to Pounds Sterling 350,000 (approximately $549,000 United States dollars based on market exchange rates as of October 8, 2002) against Schaevitz UK that arose on the expiration of the lease of 543/544 Ipswich Road Trading Estate, Slough, Berkshire, England on June 23, 2002. Measurement Specialties is responsible for this claim as a result of our guarantee of Schaevitz UK's obligations under the lease. We are currently in negotiations with the landlord regarding this matter. As of March 31, 2002, we have recorded an impairment charge with respect to the Schaevitz UK long-term assets. During the quarter ended June 30, 2002, we incurred approximately $3.6 million of costs and expenses in connection with the liquidation of Schaevitz UK.

         With the divestiture of Schaevitz UK in June 2002, the strain gauge based products and force balanced accelerometers which were part of this operation will no longer be manufactured by us, although we continue to supply strain gauge subassemblies to Polaron (who acquired a portion of the assets of Schaevitz UK), and we continue to distribute products incorporating these technologies.

         - Reduction of work force. As of March 31, 2002, excluding the effects of Terraillon and Schaevitz UK, we have reduced our workforce by 138 employees as compared to our workforce as of June 30, 2001. Additionally, as of September 30, 2002, we have reduced our workforce by an additional 49 employees as compared to our workforce as of March 31, 2002. We expect this workforce reduction to result in a cost savings of approximately $5.0 million for the fiscal year ending March 31, 2003.

         - Sale of IC Sensors wafer fab. In July 2002, we sold the assets, principally property and equipment, related to our silicon wafer fab manufacturing operation in Milpitas, CA to Silicon Microstructures, Inc. (SMI), a wholly-owned subsidiary of Elmos Semiconductor AG. The wafer fab operation was formerly part of our IC Sensors division. The price paid by SMI for the assets was approximately $5.25 million, consisting of approximately $3.37 million in cash and $1.88 million in prepaid credit for products and services, subject to reduction under certain circumstances. Approximately, $1.0 million of the cash purchase price was used to satisfy an outstanding equipment lease obligation. The prepaid credit for products and services, if utilized, will be accounted as a component of our wafer costs. The estimated gain on this sale is approximately $0.15 million, net of tax.

         IC Sensors continues to design and sell all, and manufacture most, of its current product lines, including custom wafers and die, pressure sensors, accelerometers and custom MEMS components, and to outsource to SMI the manufacturing of silicon chips used in these products. As part of this transaction, we entered into a long-term supply agreement for the purchase of wafers from SMI. In July 2002, SMI assumed the lease of our Milpitas, CA facility in connection with this sale. SMI's assumption of this lease and related operating expenses has resulted in an annualized cost savings to us of over $3.0 million. We have entered into a lease for an approximately 4,800 square foot property in San Jose, CA for our IC Sensors sales, research and development, manufacturing, and engineering personnel.

         IC Sensors generated approximately $1.0 million in customer funded research and development in the fiscal year ended March 31, 2002. As a result of the sale of the ICS wafer fab, we will not receive these amounts during the fiscal year ending March 31, 2003 and expect customer funded research and development to decrease.

         - Shutdown of Valley Forge operations. The operations of the Valley Forge, PA facility will be consolidated into the Hampton, VA and Shenzhen, China facilities. The lease term for the Valley Forge, PA facility, originally assumed as part of the purchase of PiezoSensors from AMP, Inc. in 1998, expires January 30, 2003 and will not be renewed. As a result of this action, 10 full-time positions will be eliminated. We expect PiezoSensors to continue to design, manufacture, and sell all of its current product lines. The shutdown of our Valley Forge operations has resulted in an annualized cost savings to us of approximately $0.9 million. We entered into a lease for an approximately 2,500 square foot property in Wayne, PA for our sales personnel formerly located at our Valley Forge facility.

         - Sale of Terraillon. In September 2002, we sold all of the outstanding stock of Terraillon Holdings Limited, a European manufacturer of branded consumer bathroom and kitchen scales, to Fukuda (Luxembourg) S.a.r.l., an investment holding company incorporated in Luxembourg, for $22.3 million. Approximately $2.3 million of the purchase price will be held in escrow until January 24, 2003 to secure payment of certain purchase price adjustments, if any, or any right of Fukuda to set off as a result of breaches of our representations and warranties in the stock purchase agreement. Fukuda also assumed approximately $4.8 million in debt in connection with the acquisition of Terraillon. The estimated gain on this sale is approximately $1.5 million, net of tax.

         We acquired Terraillon in August 2001 for $17.5 million; including $10.3 million in cash, the issuance of 503,692 in shares of our restricted common stock valued at $6.8 million and closing costs of $0.3 million. We also assumed approximately $4.0 million in debt in connection with this acquisition.

         As a result of the sale of Terraillon, we no longer have operations in France or Ireland. Moreover, as a result of the sale of Terraillon and the liquidation of Schaevitz UK, we no longer have operations in Europe. We expect to continue to sell products in Europe through our distributors, but at much lower levels.

         - Examination of fund raising alternatives. In connection with the restructuring effort, we are examining ways to raise additional funds. We are currently in negotiations with an asset based lender regarding the refinancing of our bank debt. In addition to pursuing asset based financing, we are examining other alternatives, including, without limitation, the private sale of our common stock and sales of other portions of our business or product lines.

         Formation of Special Committee of the Board of Directors

         In February 2002, our Board formed a Special Committee consisting of all of our outside directors to (i) investigate the conduct of the former Chief Financial Officer in connection with the defaults under the credit agreement and any related matters, (ii) perform a limited review of the appropriateness of our inventory valuation methodology, including whether a misapplication of accounting principles would require a restatement of previously reported financial statements, and (iii) consider sales of our common stock made by senior management in December 2001. The Special Committee retained independent counsel to assist in its investigation and, through its independent counsel, retained RosenfarbWinters, LLC as special accounting advisors to the Special Committee. The Board also directed company counsel to advise the Division of Enforcement of the Securities and Exchange Commission of these matters and has been cooperating with the resulting inquiry. The Special Committee directed its counsel to cooperate with the Division.

         The Special Committee concluded that our former Chief Financial Officer made the misrepresentation to senior management, the Board and our auditors that a waiver of our covenant default under our credit agreement had been obtained when the lenders had, in fact, refused to grant such a waiver. Accordingly, the former Chief Financial Officer was terminated.

         In its limited review, the Special Committee concluded that no information had been brought to its attention that would render management's decision not to restate financial statements prior to December 31, 2001 inappropriate. As noted in "Recent Developments - Restatement," however, our recent examination of these calculations did, in part, result in the restatement of previously issued financial statements.

         The Special Committee examined year-end sales of common stock made by our former Chief Financial Officer and our former Chief Executive Officer. As the result of its examination, the Special Committee recommended, and the Board adopted, more formal and stringent standards applicable to purchases and sales of our stock by our directors, officers and employees.

         SEC Investigation/Class Action Lawsuits

         In June 2002, the staff of the Division of Enforcement of the SEC informed Measurement Specialties that it is conducting a formal investigation relating to matters reported in our quarterly report on Form 10-Q for the quarter ended December 31, 2001. We cannot predict how long the SEC investigation will continue or its outcome.

         On March 20, 2002, a class action lawsuit was filed on behalf of purchasers of our common stock in the United States District Court for the District of New Jersey against Measurement Specialties and certain of our present and former officers and directors. The complaint was subsequently amended to include the underwriters of our August 2001 public offering and our former auditors. The lawsuit alleges violations of the federal securities laws including, among other things, that the registration statement related to our August 2001 public offering and our periodic SEC filings misrepresented or omitted material facts and that certain of the our officers made false or misleading statements of material fact. The lawsuit seeks an unspecified award of money damages. After March 20, 2002, nine additional similar class actions were filed in the same court. The ten lawsuits have been consolidated into one case under the caption In re: Measurement Specialties, Inc. Securities Litigation, 02 Civ. No. 1071 (D.N.J.).

         The SEC investigation and the class action lawsuit are discussed more fully below under "Item 3. Legal Proceedings."

         Management and Board Changes

         On January 11, 2002, Morton Topfer accepted his appointment to our Board of Directors. Mr. Topfer was appointed Vice Chairman of our Board of Directors in June 2002.

         On January 30, 2002, David Morton resigned from our Board of Directors.

         On February 15, 2002, the employment of Kirk Dischino, our former Chief Financial Officer, was terminated.

         On February 21, 2002, Theodore Coburn resigned from our Board of Directors.

         On March 26, 2002, Robert DeWelt, our acting Chief Financial Officer and General Manager of our Schaevitz Division, resigned. See "Recent Developments - Restatement" for a discussion of Mr. DeWelt's resignation.

         In May 2002, we engaged Corporate Revitalization Partners ("CRP") to conduct our ongoing operational/financial restructuring efforts. CRP has focused on the development and execution of our restructuring program.

         In June 2002, Frank Guidone of CRP was appointed Chief Executive Officer. Joseph R. Mallon, Jr., our former Chief Executive Officer, continues to be Chairman of our Board of Directors.

         In June 2002, Damon Germanton, the former president and chief operating officer of our company, was appointed Managing Director of our Asian Operations.

         In June 2002, Vic Chatigny was appointed a Vice President of our company and General Manager of our Sensors division.

         In June 2002, Mark Cappiello, a Vice President of our company, was appointed General Manager of our Consumer Products division.

         In July 2002, John P. Hopkins was appointed Chief Financial Officer.

FORWARD-LOOKING STATEMENTS

         This report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward looking statements may be identified by such words or phrases as "believe," "expect," "intend," "estimate," "anticipate," "project," "will," "may" and similar expressions. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our continued operation, our ability to raise additional funds, our ability to successfully implement our restructuring program, our ability to consummate future asset or stock sales, negotiations with our lenders and continued compliance with our forbearance agreement, are forward-looking statements. The forward-looking statements above are not guarantees of future performance and involve a number of risks and uncertainties. Factors that might cause actual results to differ materially from the expected results described in or underlying our forward-looking statements include:

   -  Our ability to complete our ongoing restructuring program;

   -  Conditions in the general economy and in the markets served by us;

   - Competitive factors, such as price pressures and the potential emergence of rival technologies;

   - Interruptions of suppliers' operations or the refusal of our suppliers to provide us with component materials;

   - Timely development and market acceptance, and warranty performance of new products;

   - Changes in product mix, costs, yields and fluctuations in foreign currency exchange rates;

   -  Uncertainties related to doing business in Hong Kong and China;

   -  The continued decline in the United States consumer products market;

   -  The possible de-listing of our common stock from the American Stock
      Exchange;

   - The numerous class action lawsuits filed against us and the pending SEC investigation;

   -  Our ability to raise additional funds;

   - Our ability to comply with the provisions of the forbearance agreement with our lenders; and

   - The risk factors contained herein along with those listed from time to time in our SEC reports.

   This list is not exhaustive. Except as required under federal securities laws and the rules and regulations promulgated by the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-K, whether as a result of new information, future events, changes in assumptions, or otherwise.

RISK FACTORS

RISKS RELATED TO OUR COMPANY

         An investment in our common stock is speculative in nature and involves a high degree of risk. No investment in our common stock should be made by any person who is not in a position to lose the entire amount of such investment.

         In addition to being subject to the risks described elsewhere in this Form 10-K, including those risks described below under "Liquidity and Capital Resources," an investment in our common stock is subject to the following risks and uncertainties:

         IF WE DO NOT RAISE ADDITIONAL FUNDS, WE WILL LIKELY BE UNABLE TO CONTINUE OPERATIONS OR WE WILL BE COMPELLED TO RESTRUCTURE OUR OBLIGATIONS IN A BANKRUPTCY PROCEEDING UNDER TITLE 11 OF THE UNITED STATES CODE. OUR AUDITORS HAVE EXPRESSED UNCERTAINTY REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         Under the forbearance agreement with our lenders, we are obligated to repay the entire amount outstanding under our term loan and line of credit (approximately $9.2 million as of October 8, 2002) on or before November 1, 2002. We may also incur significant liabilities as a result of the several class action lawsuits and the SEC investigation more fully described in "Item 3- Legal Proceedings." We currently do not have sufficient funds to meet these future and potential obligations. In an effort to obtain additional funds, we are currently in negotiations with an asset based lender regarding the refinancing of our bank debt. In addition to pursuing asset based financing, we are exploring the sale of additional assets or the sale of equity securities. No assurance, however, can be given that we will be able to refinance our debt, or successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to us, that they will enable us to continue to satisfy our cash requirements, or that such actions will be permitted under our credit agreement. Additionally, any sale of securities will dilute existing shareholders and may be at prices that are substantially lower than current market prices. If we do not obtain additional funds, we will likely be unable to continue operations, or we will be compelled to restructure our obligations in a bankruptcy proceeding under Title 11 of the United States Code.

         As a result of our losses and the matters described in the preceding paragraph, the Report of Independent Certified Public Accountants on our consolidated financial statements includes a paragraph indicating that these factors raise substantial doubt about our ability to continue as a going concern. The financial statements that accompany this report do not include any adjustments that might be necessary if we are unable to continue as a going concern.

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE LOSSES FOR THE NEXT SEVERAL QUARTERS.

         We incurred a net loss of approximately $29.0 million for the fiscal year ended March 31, 2002. We anticipate incurring additional losses for the next several quarters. There can be no assurance that we will be able to operate profitably in the future.

IF OUR COMMON STOCK IS DELISTED FROM TRADING ON THE AMERICAN STOCK EXCHANGE, OUR SHAREHOLDERS MAY FIND IT MORE DIFFICULT TO DISPOSE OF OUR COMMON STOCK AND OBTAIN ACCURATE PRICING INFORMATION FOR OUR COMMON STOCK.

         As a result of our failure to timely file this Annual Report on Form 10-K for the fiscal year ended March 31, 2002, the trading of our common stock on the American Stock Exchange (AMEX) has been suspended since July 15, 2002. On August 21, 2002, we received a letter from the AMEX indicating that we no longer comply with AMEX listing guidelines due to our failure to furnish certain reports and information to shareholders and that our securities are, therefore, subject to being delisted from the AMEX. We have appealed this determination. There can be no assurance that our request for continued listing will be granted or that we will be able to comply with AMEX listing requirements in the future. In the event that our common stock becomes ineligible for trading on the AMEX, it will be more difficult to dispose of our common stock and to obtain accurate pricing information for our common stock.

IF WE DO NOT DEVELOP AND INTRODUCE NEW PRODUCTS IN A TIMELY MANNER, WE MAY NOT BE ABLE TO MEET THE NEEDS OF OUR CUSTOMERS AND OUR NET SALES MAY DECLINE.

         Our success depends upon our ability to develop and introduce new sensor products, sensor-based consumer products, and product line extensions. If we are unable to develop or acquire new products in a timely manner, our net sales will suffer. The development of our new products involves highly complex processes, and at times we have experienced delays in the introduction of new products. Since many of our sensor products are designed for specific applications, we must frequently develop new products jointly with our customers. We are dependent on the ability of our customers to successfully develop, manufacture, and market products that include our sensors. Successful product development and introduction of new products depends on a number of factors, including the following:

         -        accurate product specification;

         -        timely completion of design;

         -        achievement of manufacturing yields;

         -        timely and cost-effective production; and

         -        effective marketing.

WE HAVE SUBSTANTIAL NET SALES AND OPERATIONS OUTSIDE OF THE UNITED STATES, INCLUDING SIGNIFICANT OPERATIONS IN CHINA, THAT EXPOSE US TO INTERNATIONAL RISKS.

         Our international operations accounted for approximately 47.4% of our net sales in the fiscal year ended March 31, 2002 and 35.2% of our net sales in the fiscal year ended March 31, 2001. At March 31, 2002, our foreign subsidiaries' total assets aggregated $53.1 million, of which $5.4 million was in the United Kingdom, an aggregate of $28.0 million was in France and Ireland, $5.2 million was in Hong Kong and $14.5 million was in China. At March 31, 2001, our foreign subsidiaries' total assets aggregated $24.9 million, of which $9.8 million was in the United Kingdom, $4.8 million was in Hong Kong and $10.4 million was in China. We are subject to the risks of foreign currency transaction and translation losses which might result from fluctuations in the values of the Hong Kong dollar and the Chinese renminbi. At March 31, 2002, we had net liabilities of $3.7 million subject to fluctuations in the value of the Hong Kong dollar and net assets of $10.9 million subject to fluctuations in the value of the Chinese renminbi, and net assets of $17.5 million subject to fluctuations in the value of the Euro. Our foreign subsidiaries' operations reflect intercompany transfers of costs and expenses, including interest on intercompany trade receivables, at amounts established by us.

         We manufacture or source nearly all of our sensor-based consumer products and the majority of our sensors in China. Our China subsidiary is subject to certain government regulations, including currency exchange controls, which limit the subsidiary's ability to pay cash dividends or lend funds to us. The inability to operate in China or the imposition of significant restrictions, taxes, or tariffs on our operations in China would impair our ability to manufacture products in a cost-effective manner and could significantly reduce our profitability.

         Risks specific to our international operations include:

         - political conflict and instability in the relationships among Hong Kong, Taiwan, China, and the United States, and in our target international markets;

         - political instability and economic turbulence in Asian markets;

         - changes in United States and foreign regulatory requirements resulting in burdensome controls, tariffs, and import and export restrictions;

         - difficulties in staffing and managing international operations;

         - changes in foreign currency exchange rates, which could make our products more expensive as stated in local currency, as compared to competitive products priced in the local currency;

         - enforceability of contracts and other rights or collectability of accounts receivable in foreign countries due to distance and different legal systems; and

         - delays or cancellation of production and delivery of our products due to the logistics of international shipping, which could damage our relationships with our customers.

COMPETITION IN THE MARKETS WE SERVE IS INTENSE AND COULD REDUCE OUR NET SALES AND HARM OUR BUSINESS.

         Both our Sensor business and Consumer Products business are characterized by highly fragmented markets and high levels of competition. Competitors in our Consumer Products business include some customers for whom we manufacture products. We cannot assure you that our original equipment manufacturer customers, who are also competitors, will not develop their own production capability or locate alternative sources of supply, and discontinue purchasing products from us. Some of our competitors and potential competitors may have a number of significant advantages over us, including:

         - greater financial, technical, marketing, and manufacturing resources;

         - preferred vendor status with our existing and potential customer base;

         - more extensive distribution channels and a broader geographic scope;

         -        larger customer bases; and

         - a faster response time to new or emerging technologies and changes in customer requirements.

A SUBSTANTIAL PORTION OF OUR NET SALES IS GENERATED BY A SMALL NUMBER OF LARGE CUSTOMERS. IF ANY OF THESE CUSTOMERS REDUCES OR POSTPONES ORDERS, OUR NET SALES AND EARNINGS WILL SUFFER.

         Historically, a relatively small number of customers have accounted for a significant portion of our net sales. For the fiscal year ended March 31, 2002, the five largest customers of our Consumer Products business represented 19.7% of net sales for that business and 11.4% of total net sales, and the five largest customers of our Sensor business represented 20.9% of net sales for that business and 8.8% of total net sales. Because we have no long-term volume purchase commitments from any of our significant customers, we cannot be certain that our current order volume can be sustained or increased. The loss of or decrease in orders from any major customer could significantly reduce our net sales and profitability.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS TO DELIVER KEY COMPONENTS AND FINISHED PRODUCTS WHICH MAY AFFECT OUR ABILITY TO MEET THE NEEDS OF OUR CUSTOMERS, RESULTING IN THE LOSS OF SALES AND CUSTOMERS.

         We rely on contract manufacturers for a significant portion of our consumer finished products. Our principal supplier is located in China and assembles the majority of our consumer products, using proprietary subassemblies provided by us and other components purchased from third parties. We procure components and finished products, as needed, through purchase orders. We do not have a guaranteed level of production capacity or any long-term contracts with any of our suppliers, who could choose to allocate production capacity toward their other customers. If delivery delays or supply shortages of certain key components develop, we may experience an interruption in production or we may be forced to adjust our product designs and production schedules until we locate alternative sources of supply. If we lose one or more of our sources of supply and/or assembly, and we are not able to replace that source in a timely manner, we may be unable to meet the needs of our customers, resulting in a loss of net sales and jeopardizing our customer relationships.

OUR EXCLUSIVE ARRANGEMENTS WITH SOME CUSTOMERS MAY RESTRICT OUR ABILITY TO PURSUE MARKET OPPORTUNITIES AND MAY RESULT IN LOSS OF NET SALES.

         We have granted some of our customers exclusivity on specific products, which precludes us from selling those products to other potential customers. We expect that in some cases our existing customers and new customers may require us to give them exclusivity on certain products, which may force us to forego opportunities to supply these products to other prospective customers. In addition, if we enter into exclusive relationships with customers who are unsuccessful, our net sales will be negatively affected.

WE DEPEND ON SALES REPRESENTATIVES FOR A SIGNIFICANT PORTION OF OUR NET SALES. ANY LOSS OF SALES REPRESENTATIVES MAY REDUCE OUR NET SALES.

         A significant portion of our net sales were made through independent, third party sales representatives. We generally do not have long-term arrangements with these sales representatives. While there are restrictions on the ability of some of our sales representatives to sell competing products during the period that they sell our products, we cannot assure you that a sales representative would not stop selling our products and begin selling those of a competitor. The loss of one or more significant sales representatives without successfully replacing them would reduce our net sales and damage our customer relationships.

OUR EXECUTIVE OFFICERS AND OTHER KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO RETAIN THEM.

         Our success will depend to a significant extent on the continued service of our executive officers and other key employees, including key sales, technical, and marketing personnel. If we lose the services of one or more of our executives or key employees, our business and ability to implement our business objectives successfully could be harmed, particularly if one or more of our executives or key employees decided to join a competitor or otherwise compete directly or indirectly with us. We do not have key person life insurance on, or non-compete agreements with, any of our executives.

FOREIGN EXCHANGE FLUCTUATIONS COULD LOWER OUR RESULTS OF OPERATIONS.

         The majority of our net sales are priced in United States dollars. Our costs and expenses are priced in United States dollars, Chinese renminbi and Hong Kong dollars. A strengthening in the United States dollar relative to the currencies of those countries where we do business would increase the prices of our products as stated in those currencies and hurt our sales in those countries. If we lower our prices to reflect a change in exchange rates, our profitability in those markets will decrease. We have not historically tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do so successfully. Accordingly, we may experience economic loss and a negative impact on our earnings as a result of foreign currency exchange rate fluctuations.

OUR TRANSFER PRICING PROCEDURES MAY BE CHALLENGED, WHICH MAY SUBJECT US TO HIGHER TAXES AND ADVERSELY AFFECT OUR EARNINGS.

         Transfer pricing refers to the prices that one member of a group of related companies charges to another member of the group for goods, services, or the use of intellectual property. If two or more affiliated companies are located in different countries, the laws or regulations of each country generally will require that transfer prices be the same as those charged by unrelated companies dealing with each other at arm's length. If one or more of the countries in which our affiliated companies are located believes that transfer prices were manipulated by our affiliate companies in a way that distorts the true taxable income of the companies, the laws of countries where our affiliated companies are located could require us to redetermine transfer prices and thereby reallocate the income of our affiliate companies in order to reflect these transfer prices. Any reallocation of income from one of our companies in a lower tax jurisdiction to an affiliated company in a higher tax jurisdiction would result in a higher overall tax liability to us. Moreover, if the country from which the income is being reallocated does not agree to the reallocation, the same income could be subject to taxation by both countries.

         We have adopted transfer pricing agreements with our subsidiaries located in the United States, Hong Kong and China to regulate intercompany transfers. A transfer pricing agreement is a contract for the transfer of goods, services, or intellectual property from one company to a related company that sets forth the prices that the related parties believe are arm's length. We have entered into these types of agreements due to the fact that some of our assets, such as intellectual property developed in the United States, are transferred among our affiliated companies. In such agreements, we have determined transfer prices that we believe are the same as the prices that would be charged by unrelated parties dealing with each other at arm's length. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these agreements or require changes to our transfer pricing practices, we could become subject to higher taxes and our earnings would be adversely affected. We believe that we operate in compliance with all applicable transfer pricing laws in these jurisdictions. However, there can be no assurance that we will continue to be found to be operating in compliance with transfer pricing laws, or that such laws will not be modified, which, as a result, may require changes to our transfer pricing practices or operating procedures. Any determination of income reallocation or modification of transfer pricing laws can result in an income tax assessment of the portion of income deemed to be derived from the United States or other taxing jurisdiction.

DEFECTS IN OUR PRODUCTS COULD IMPAIR OUR ABILITY TO SELL OUR PRODUCTS OR COULD RESULT IN LITIGATION AND OTHER SIGNIFICANT COSTS.

         Detection of any significant defects in our products may result in, among other things, delay in time-to-market, loss of market acceptance and sales of our products, diversion of development resources, injury to our reputation, or increased warranty costs. Because our products are complex, they may contain defects that cannot be detected prior to shipment. These defects could harm our reputation, which could result in significant costs to us and could impair our ability to sell our products. The costs we may incur in correcting any product defects may be substantial and could decrease our profit margins. Since our products are used in applications that are integral to our customers' businesses, errors, defects, or other performance problems could result in financial or other damages to our customers. Product liability litigation, even if it were unsuccessful, would be time consuming and costly to defend. Our product liability insurance may not be adequate to cover claims.

RISKS RELATED TO OUR INDUSTRY

WE TYPICALLY HAVE FIXED-PRICE CONTRACTS WITH OUR CUSTOMERS AND ANY COST OVERRUNS WILL ADVERSELY AFFECT PROFITABILITY.

         Our customers set demanding specifications for product performance, reliability, and cost. Most of our customer contracts include a predetermined fixed price for the products we make, regardless of the costs we incur. We may make pricing commitments to our customers based on our expectation that we will achieve more cost effective product designs and automate more of our manufacturing operations. The manufacture of our products requires a complex integration of demanding processes involving unique technical skill sets. We face risks of cost overruns or order cancellations if we fail to achieve forecasted product design and manufacturing efficiencies or if products cost more to produce than expected. The expense of producing products can rise due to increased cost of materials, components, labor, capital equipment, or other factors. We may have cost overruns or problems with the performance or reliability of our products in the future.

OUR SALES THROUGH RETAIL MERCHANTS RESULT IN SEASONALITY AND SUSCEPTIBILITY TO A DOWNTURN IN THE RETAIL ECONOMY.

         Historically, a significant portion of our net sales have been sales of consumer products to retail merchants such as Sears, Sam's Club, and Bed Bath & Beyond. In addition, many of our other customers, such as Sunbeam, sell to retail merchants. Accordingly, these portions of our customer base are susceptible to a downturn in the retail economy. Our sales of consumer products are seasonal, with highest sales during the second and third fiscal quarters. A significant portion of our sales are attributable to the promotional programs of our retail industry customers. These promotional programs result in significant orders by customers who do not carry our products on a regular basis. Promotional programs often involve special pricing terms or require us to spend funds to have our products promoted. We cannot assure you that promotional purchases by our retail industry customers will be repeated regularly, or at all. Our promotional sales could cause our quarterly results to vary significantly. Occasionally, our sales to retail merchants are made with a provision allowing them to return unsold or returned products. Although we record an estimate of the impact of the expected returns at the time of sale, substantial returns in excess of estimated amounts from these customers could harm our sales and results of operations.

CUSTOMER ORDER ESTIMATES MAY NOT BE INDICATIVE OF ACTUAL FUTURE SALES.

         Some of our customers have provided us with forecasts of their requirements for our products over a period of time. We make many management decisions based on these customer estimates, including purchasing materials, hiring personnel, and other matters that may increase our production capacity and costs. If a customer reduces its orders from prior estimates after we have increased our production capabilities and costs, this reduction may decrease our net sales and we may not be able to reduce our costs to account for this reduction in customer orders. Many customers do not provide us with forecasts of their requirements for our products. If those customers place significant orders, we may not be able to increase our production quickly enough to fulfill the customers' orders. The inability to fulfill customer orders could damage our relationships with customers and reduce our net sales.

PRESSURE BY OUR CUSTOMERS TO REDUCE PRICES AND AGREE TO LONG-TERM SUPPLY ARRANGEMENTS MAY CAUSE OUR NET SALES OR PROFIT MARGINS TO DECLINE.

         Our customers are under pressure to reduce prices of their products. Therefore, we expect to experience pressure from our customers to reduce the prices of our products. Our customers frequently negotiate supply arrangements with us well in advance of delivery dates, thereby requiring us to commit to price reductions before we can determine if we can achieve the assumed cost reductions. We believe we must reduce our manufacturing costs and obtain larger orders to offset declining average sales prices. If we are unable to offset declining average sales prices, our gross profit margins will decline.

RAPID TECHNOLOGICAL CHANGE MAY MAKE OUR PRODUCTS OBSOLETE, RESULTING IN LOSS OF SALES.

         Technology changes rapidly in the markets we serve. Our success depends on our ability to anticipate these changes, enhance our existing products, and develop new products to meet customer requirements and achieve market acceptance. We may not be able to respond correctly or soon enough. If we fail in these efforts, our products will become obsolete, which will reduce our net sales. We may also be required to write off inventory, tooling, or other assets associated with obsolete products.

OUR INTELLECTUAL PROPERTY MAY NOT BE ADEQUATE TO PROTECT OUR BUSINESS.

         We rely on our patent and trade secret rights to protect our proprietary technology. Our patents may not provide us with meaningful protection from competitors, including those who may pursue patents that may block our use of our proprietary technology. In addition, we rely upon unpatented trade secrets and seek to protect them, in part, through confidentiality agreements with employees, consultants, customers, and potential customers. If these agreements are breached, or if our trade secrets become known to or are independently developed by competitors, we may not have adequate remedies. If a competitor's products infringe upon our patents, we may sue to enforce our rights in an infringement action. These suits may be costly and could divert funds, management, and technical resources from our operations.

         Currently, a significant portion of our net sales is derived from sales in foreign countries. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Many United States companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries, including some countries in which we sell products. Our means of protecting our proprietary rights may not be adequate in these countries. For example, our competitors in these countries may independently develop similar technology or duplicate our systems. If we fail to protect our intellectual property adequately in these countries, it would be easier for our competitors to sell competing products in these countries.

SUCCESSFUL INFRINGEMENT CLAIMS BY THIRD PARTIES COULD RESULT IN SUBSTANTIAL DAMAGES, LOST PRODUCT SALES, AND THE LOSS OF IMPORTANT PROPRIETARY RIGHTS.

         There has been substantial litigation regarding patent and other intellectual property in various high technology industries. In the future, we may be notified of allegations that we may be infringing on intellectual property rights possessed by others. Even if we are ultimately successful in our defense, any litigation of this type could result in substantial costs and diversion of time and effort by our management team. Other risks of infringement claims include:

-     the loss of certain proprietary rights;

-     significant liabilities, including treble damages in some instances;

- the need to seek licenses from third parties, which may not be available on reasonable terms, if at all; and

-     barriers to product manufacturing.

Any of these outcomes could materially harm our business.

OUR RESULTS OF OPERATIONS AND REPUTATION COULD BE HARMED BY ENVIRONMENTAL REGULATION AND ASSOCIATED COSTS.

         We are required to comply with foreign, federal, state, and local laws and regulations regarding health and safety and the protection of the environment, including those governing the storage, use, handling, discharge, and disposal of hazardous substances in the ordinary course of our manufacturing processes. We are required to obtain and comply with various permits under current environmental laws and regulations, and new laws and regulations may require us to obtain and comply with additional permits. We may be unable to obtain or comply with, and could be subject to revocation of, permits necessary to conduct our business.

         Environmental laws and regulations may be enacted or interpreted to impose environmental liability on us with respect to our facilities or operations. Under various foreign, federal, state, and local laws and regulations relating to the protection of the environment, an owner or operator of real property may be held liable for the costs of investigation or remediation of certain substances located at, or emanating from, the property. These laws often impose liability without regard to fault for the presence of such substances. The costs of investigation or remediation of such substances may be substantial, and the presence of such substances may adversely affect the ability to sell or lease the property or borrow using such property as collateral. The presence of such substances may also expose the owner or operator to liability resulting from any release of, or exposure to, such substances, including toxic tort claims. Persons who arrange for the disposal or treatment of certain substances may also be liable for the costs of investigation and remediation of such substances at the disposal facility, whether or not such facility is owned or operated by such person. Third parties may also seek recovery from owners or operators of real properties for personal injury associated with the release of certain substances. In connection with our ownership and operation of our current and former facilities, we may be liable for other investigation or remediation costs, as well as certain related costs, including fines and penalties and injuries to persons and property. Further, we cannot assure you that additional environmental matters will not arise in the future at our sites where no problem is currently known to us or at sites that we may acquire in the future. More stringent environmental laws, as well as more vigorous enforcement policies or discovery of previously unknown conditions requiring remediation, could have a material adverse effect on our business, financial condition, and results of operations.

Item 2.  Properties

         As of March 31, 2002, we leased all of our properties under operating leases as follows:

     LOCATION                  PRIMARY USE                BUSINESS        SQ. FT.          LEASE EXPIRATION
--------------------------------------------------------------------------------------------------------------
Fairfield, NJ USA      Corporate headquarters           Consumer and        6,500        *November 30, 2002
                                                        Corporate
                                                        Headquarters

Valley Forge, PA       Manufacturing, research and      Sensor             63,000        January 30, 2003
USA                    development, sales and
                       marketing

Milpitas, CA USA       Manufacturing, research and      Sensor             34,000        December 2005
                       development, sales and
                       marketing

Slough, United         Manufacturing and research       Sensor             35,000        June 2002
Kingdom                and development

Shenzhen, China        Principal manufacturing          Consumer and      134,000        Between February 2003
                       facility, research and           Sensor                           and September 2004
                       development, warehousing,
                       and distribution

Hampton, Virginia      Manufacturing, research and      Sensor and        120,000        July 2011
USA                    development, sales and           Consumer
                       marketing

Hong Kong, China       Manufacturing support            Consumer            2,000        February 2004

Chatou, France         Sales and marketing              Consumer            5,920        January 1, 2007

Kings Langley,         Sales and marketing              Consumer            1,070        August 31, 2003
England

         *As of October 2002, we are in negotiations to obtain a lease for a similar sized property in Fairfield, New Jersey.

         Our sensor manufacturing facilities located in China and Virginia are ISO 9001 certified. We believe that these premises are suitable and adequate for our present operations.

         See "Recent Developments - Our Restructuring Program" for a discussion of the changes in our properties since March 31, 2002.

Item 3.  Legal Proceedings

CLASS ACTION LAWSUITS

         On March 20, 2002, a class action lawsuit was filed on behalf of purchasers of our common stock in the United States District Court for the District of New Jersey against Measurement Specialties and certain of our present and former officers and directors. The complaint was subsequently amended to include the underwriters in our August 2001 public offering and our former auditors. The lawsuit alleges violations of the federal securities laws including, among other things, that the registration statement related to our August 2001 public offering and our periodic SEC filings misrepresented or omitted material facts and that certain of the our officers made false or misleading statements of material fact. The lawsuit seeks an unspecified award of money damages. After March 20, 2002, nine additional similar class actions were filed in the same court. The ten lawsuits have been consolidated into one case under the caption In re: Measurement Specialties, Inc. Securities Litigation, 02 Civ. No. 1071 (D.N.J.). Plaintiffs filed a Consolidated Amended Complaint on September 12, 2002. We must file a responsive pleading by November 11, 2002.

         We are currently in the process of responding to the claims made in the class action lawsuit. We intend to defend the foregoing lawsuit vigorously, but cannot predict the outcome and are not currently able to evaluate the likelihood of success or the range of potential loss, if any. However, if we were to lose this lawsuit, judgment would likely have a material adverse effect on our consolidated financial position, results of operations and cash flows. We have Directors and Officers insurance policies that provide an aggregate coverage of $10 million for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be available or adequate to cover losses, if any, arising out of this litigation.

SEC INVESTIGATION

         In February 2002, we, at our own initiative, contacted the staff of the SEC after discovering that our former Chief Financial Officer had made the misrepresentation to senior management, the Board and our auditors that a waiver of the covenant default under our credit agreement had been obtained when, in fact, the lenders refused to grant such a waiver. Since February 2002, Measurement Specialties and a Special Committee formed by our Board of Directors have been cooperating with the staff of the SEC. In June 2002, the staff of the Division of Enforcement of the SEC informed us that it is conducting a formal investigation relating to matters reported in our quarterly report on Form 10-Q for the quarter ended December 31, 2001. We cannot predict how long the SEC investigation will continue or its outcome.

UNITED STATES ATTORNEY INQUIRY

         We have also learned that the Office of the United States Attorney for the District of New Jersey is conducting an inquiry into the matters that are being investigated by the SEC. We cannot predict how long the United States Attorney's inquiry will continue or its outcome.

OTHER LITIGATION

         In re Service Merchandise Company, Inc. (Service Merchandise Company, Inc. v. Measurement Specialties, Inc.), United States Bankruptcy Court for the Middle District of Tennessee, Nashville Division, Case No. 399-02649, Adv. Pro. No. 301-0462A

         We are currently the defendant in a lawsuit filed in March 2001 by Service Merchandise Company, Inc. ("SMC") and its related debtors (collectively, the "Debtors") in the context of the Debtors' Chapter 11 bankruptcy proceedings. The Bankruptcy Court entered a stay of the action in May 2001, which was lifted in February 2002. Citing 11 U.S.C. Section547(b), the action alleges that we received $645,342 from one or more of the Debtors during the ninety (90) day period before the Debtors filed their bankruptcy petitions, that the transfers were to our benefit, were for or on account of an antecedent debt owed by one or more of the Debtors, made when one or more of the Debtors were insolvent, and that the transfers allowed us to receive more than we would have received if the cases were cases under Chapter 7 of the United States Bankruptcy Code. The action seeks to disgorge the sum of $645,342 from us. It is not possible at this time to predict the outcome of the litigation or estimate the extent of any damages that could be awarded in the event that we are found liable to the estates of SMC or the other Debtors.

         Robert L. DeWelt v. Measurement Specialties, Inc. et al., United States District Court, District of New Jersey, Civil Action No. 02-CV-3431.

         On July 17, 2002, Robert DeWelt, our former acting Chief Financial Officer and general manager of our Schaevitz Division, filed a lawsuit against Measurement Specialties, Inc. and certain of our officers and directors. Mr. DeWelt resigned on March 26, 2002 in disagreement with management's decision not to restate certain of our financial statements. See "Recent Developments - Restatement" for a discussion of Mr. DeWelt's resignation. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. We have filed a Motion to Dismiss for which a hearing is scheduled on November 12, 2002. At this point in the litigation, we cannot predict its outcome.

         Hibernia Litigation

         On or about July 23, 2002, Hibernia Capital Partners I, ilp and Hibernia Capital Partners II, ilp filed a lawsuit against Measurement Specialties in the High Court of Dublin. The Plenary Summons states that plaintiffs seek a declaration that the plaintiffs entered into the share purchase agreement on June 7, 2001 for the sale of their shares in Terraillon Holdings Limited to Measurement Specialties as a result of an operative misrepresentation and misstatement. Plaintiffs further seek damages for misrepresentation and/or breach of contract and/or breach of warranty and costs of the proceedings. On August 9, 2002, we entered an Appearance, which is the equivalent of the acceptance of service of process. On August 22, 2002, plaintiffs filed a Statement of Claim, which is the equivalent of a complaint. We are still engaged in the initial pleadings process wherein plaintiffs' claims and our defenses will be set forth in detail. We intend to defend the foregoing lawsuit vigorously, but cannot predict the outcome and are not currently able to evaluate the likelihood of success or the range of potential loss, if any.

         In re: Clark Material Handling Company, et al. (Clark Material Handling Company, et al. v. Lucas Control Systems, United States District Court for the District of Delaware, Case No. 02-997.

         We are currently the defendant (as successor to Lucas Control Systems) in the lawsuit filed in April 2002 by Clark Material Handling Company and its related debtors (the "Debtors") in the context of the Debtors' Chapter 11 bankruptcy proceedings. Plaintiffs assert that Lucas Control Systems ("Lucas") received $34,413 from one or more of the Debtors during the ninety

(90) day period before the Debtors filed their bankruptcy petitions, that the transfers were to Lucas' benefit, were for or on account of an antecedent debt owed by one or more of the Debtors, made when one or more of the Debtors were insolvent, and that the transfers allowed Lucas to receive more than it would have received if the cases were cases under Chapter 7 of the United States Bankruptcy Code. The action seeks to disgorge the sum of $34,413 from Lucas. It is not possible at this time to predict the outcome of the litigation or estimate the extent of any damages that could be awarded in the event that we are found liable to the estates of Clark Material Handling Company or the other Debtors.

         Other

         From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fiscal quarter ended March 31, 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      (A) Market Price

      Our common stock, no par value, is traded on the American Stock Exchange
(AMEX) under the symbol MSS. The following table presents the reported high and low sales prices of our common stock as reported on the AMEX for the periods indicated:

                                                    High                 Low
                                                 ---------            ---------
YEAR ENDED MARCH 31, 2001
  Quarter ended June 30, 2000                    $   19.19            $   10.94
  Quarter ended September 30, 2000                   24.13                16.50
  Quarter ended December 31, 2000                    29.81                15.75
  Quarter ended March 31, 2001                       26.19                16.25
YEAR ENDED MARCH 31, 2002
  Quarter ended June 30, 2001                    $   25.58            $   14.96
  Quarter ended September 30, 2001                   16.25                 9.10
  Quarter ended December 31, 2001                    12.00                 5.61
  Quarter ended March 31, 2002                       10.40                 6.56
YEAR ENDING MARCH 31, 2003
  Quarter ended June 30, 2002                    $    3.25            $    1.00
  Quarter ended September 30, 2002
   (through July 12, 2002)                            2.91                 2.06

      The trading of our common stock was suspended by the American Stock Exchange on February 15, 2002 because of delays in the filing of our quarterly report on Form 10-Q for the period ended December 31, 2001. Trading of the stock was resumed on June 5, 2002. Trading of the stock was subsequently suspended on July 15, 2002 as a result of our failure to file our Annual Report on Form 10-K for the fiscal year ended March 31, 2002. On August 21, 2002, we received a letter from AMEX indicating that we no longer comply with AMEX listing guidelines due to our failure to furnish certain reports and information to shareholders and that our securities are, therefore, subject to being delisted from the AMEX. We have appealed this determination.

      (B) Approximate Number of Holders of Common Stock

      At October 8, 2002, there were approximately 120 shareowners of record of our common stock.

      (C) Dividends

      We have never declared cash dividends on our common equity. Additionally, the payment of dividends is subject to the consent of our lenders. If permitted under applicable law and our loan agreement, we may, in the future, declare dividends under certain circumstances.

      At present, there are no material restrictions on the ability of our Hong Kong subsidiary or English subsidiary to transfer funds in the form of cash dividends, loans, advances, or purchases of materials, products, or services. The distribution and repatriation of dividends by our China subsidiary is restricted by Chinese laws and regulations, including currency exchange controls.

      (D) Recent Sales of Unregistered Securities

      We acquired Terraillon Holdings Limited in August 2001 for $17.5 million; including $10.3 million in cash, the issuance of 503,692 in shares of our restricted common stock valued at $6.8 million and closing costs of $0.3 million. We also assumed approximately $4.0 million in debt in connection with this acquisition. The shares of common stock were sold in reliance upon the exemption from registration contained in Regulation S promulgated under the Securities Act of 1933, as a sale of securities outside the United States.

      On July 19, 2002, in connection with the execution of the forbearance agreement with our lenders (See "Liquidity and Capital Resources- Forbearance Agreement"), we issued our lenders common stock purchase warrants to purchase up to an aggregate of 594,454 shares of our common stock for an exercise price per share equal to the lesser of (i) $2.28, or (ii) the average closing price of our common stock on the American Stock Exchange for the five trading days prior to November 10, 2002. Half of these warrants were cancelled on October 1, 2002 and the remainder of the warrants will be cancelled if we repay all amounts owed to our lenders by November 1, 2002. The warrants were sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

      In July 2002 and October 2002, we issued warrants to purchase up to an aggregate of 87,720 shares of our common stock to Corporate Revitalization Partners at an exercise price of $2.28 per share as more fully described under "Item 13- Certain Relationships and Related Transactions." The warrants were sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

Item 6. Selected Financial Data

      The following selected financial data should be read in conjunction with the consolidated financial statements of Measurement Specialties and the related notes to the consolidated financial statements included in this Annual Report on Form 10-K. As described above under "Business - Our Restructuring Program," we are engaged in an ongoing restructuring program pursuant to which we have discontinued certain operations and sold assets and may, in the future, engage in additional sales of assets or stock or obtain other types of financing. Accordingly, the historical results of operations presented herein are unlikely to be indicative of future financial condition or results of operations.

                                                                   YEARS ENDED MARCH 31,
                                          ---------------------------------------------------------------------
                                            2002          2001 (1)         2000          1999           1998
                                          ---------      ---------      ---------      ---------      ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Results of operations:
    Net sales                             $ 132,619      $ 101,975      $  59,997      $  37,596      $  29,278
    Net income (loss)                       (29,047)         1,197          5,531          1,729            777

Net cash provided by (used in):
    Operating activities                     (9,940)        (5,727)         8,129          3,474          1,722
    Investing activities                    (13,035)       (23,101)       (15,999)        (4,993)        (1,036)
    Financing activities                     27,344         27,539          7,041          3,927           (612)

Earnings (loss) per common share:
    Basic                                     (2.76)          0.15           0.73           0.24           0.11
    Diluted                                   (2.76)          0.13           0.64           0.23           0.11

Cash dividends declared
    per common share                           None           None           None           None           None

As of March 31,
    Total assets                             89,612         77,479         39,647         18,535         10,217
    Long-term debt,
        net of current maturities(2)            249           --            9,000          3,250             21

      (1) Reflects the restatement of our financial statements for fiscal year ended March 31, 2001. See "Recent Developments - Restatement" and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K.

      (2) Note that in 2002 and 2001, long-term debt was reclassified to current as a result of our defaults under the credit agreement, as discussed in "Liquidity and Capital Resources - Events of Default under the Credit Agreement," below.

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

OVERVIEW

      We are a designer and manufacturer of sensors and sensor-based consumer products. We produce a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics, including pressure, motion, force, displacement, angle, flow, and distance. We have two businesses, a Sensor business and a Consumer Products business.

      Our Sensor business designs, manufactures, and markets sensors for original equipment manufacturer applications. These products include pressure sensors, custom microstructures, accelerometers, tilt/angle sensors, and displacement sensors for electronic, automotive, military, and industrial applications. Our Sensor business customers include leading manufacturers such as Alaris Medical, Texas Instruments, Allison Transmission, Althen GmbH, and Graco.

      Our Consumer Products business manufactures and markets sensor-based consumer products. These products include bathroom and kitchen scales, tire pressure gauges, and distance estimators. These products are typically based on application-specific integrated circuits, piezoresistive, and ultrasonic technologies. Our Consumer Products customers include leading retailers such as Bed Bath & Beyond, Linens 'n Things, Sears, Costco and Target, and European resellers such as Laica, Ole Bodtcher Hanson, and Babyliss.

INITIAL ADOPTION OF ACCOUNTING PRONOUNCEMENTS

      We utilize derivative financial instruments to reduce interest rate and foreign currency risks. We do not hold or issue derivative financial instruments for trading purposes. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 2000 by SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. We adopted SFAS 133, as amended, as of April 1, 2001. The cumulative effect of the adoption of the accounting principle was $0.2 million. The fair value of the swap at March 31, 2002 was included in accrued expenses.

      We adopted Statement of Financial Accounting Standards No. 141, "Business Combinations," effective July 1, 2001. SFAS 141 addresses the accounting and reporting requirements for business combinations. This statement requires that all business combinations be accounted for under the purchase method and requires certain disclosures regarding business combinations. SFAS 141 is effective for all business combinations completed after June 30, 2001.

      We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective April 1, 2001. Under SFAS 142, goodwill is not amortized but is tested for impairment on an annual basis. The impairment test is a two step process. The first step identifies potential impairment by comparing an entity's fair value (including goodwill) to its carrying amount. If the entity's carrying amount exceeds its fair value, a second step is performed that compares the fair value of the entity's goodwill to the carrying amount of that goodwill. If the carrying amount of goodwill exceeds the fair value, an impairment loss is recognized. Upon adoption, any impairment loss identified during the transition period is presented as a change in accounting principle and recorded as of the beginning of the fiscal year of adoption. After adoption, any impairment loss recognized is recorded as a charge to income from operations. In connection with our restructuring program, we performed additional impairment tests for the quarter ended March 31, 2002 that resulted in an impairment charge of $7.2 million. See Note 7, Goodwill, in the notes to the consolidated financial statements that accompany this Annual Report on Form 10-K for further discussions of the impact of SFAS 142 on our financial position and results of operations.

NEW ACCOUNTING STANDARDS

      In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the retirement costs of the associated assets. We are required to implement SFAS No. 143 on April 1, 2003. We do not expect this standard to have a material impact on our consolidated financial position or results of operations.

      In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long lived-assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. We were required to implement SFAS No. 144 on April 1, 2002. We do not expect this standard to have a material impact on our consolidated financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The Statement rescinds SFAS No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item net of related income tax effect. SFAS No. 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. We are required to implement this standard for transactions occurring after May 15, 2002 and do not expect this Statement will have a material effect on our financial position or results of operations. We will implement the provisions related to the rescission of SFAS No. 4 in the second quarter of 2002.

      On July 29, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. Previous accounting guidance was provided by Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces Issue 94-3 and is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We are currently evaluating the impact of this standard on our consolidated financial position.

      Our current policy is to accrue restructuring and other costs at the commitment date of an exit or disposal plan in accordance with the provisions of EITF No. 94-3 and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." Accordingly, we have provided for certain restructuring costs during the fiscal year ended March 31, 2002 and expect to provide for additional costs during the first quarter of the fiscal year ended March 31, 2003.

      In April 2001, we adopted EITF No. 00-09 "Consideration Given by a Vendor to a Customer," which specified the accounting for and classification of coupons and promotional items. Accordingly, volume rebates and co-operative advertising costs are classified as reductions in revenue. Previously, these costs were included in sales and marketing expense. The financial statements for the applicable periods in the year ended March 31, 2001 have been reclassified to conform to the current period's classifications.

CRITICAL ACCOUNTING POLICIES

      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those estimates related to revenue recognition, allowance for doubtful accounts, inventories, goodwill and intangible assets, acquisitions, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results under different assumptions or conditions may differ from these estimates.

      The following critical accounting policies used in the preparation of our consolidated financial statements involve significant judgments and estimates.

      Revenue Recognition

      Revenue is recorded when products are shipped, at which time title generally passes to the customer. Certain consumer products may be sold with a provision allowing the customer to return a portion of products not sold to third party customers. Upon shipment, we provide for allowances for returns and warranties based upon historical and estimated return rates.

      We utilize manufacturing representatives as sales agents for certain of our products. Such representatives do not receive orders directly from customers, take title to or physical possession of products, or invoice customers. Accordingly, revenue is recognized upon shipment to the customer.

      Certain consumer products are sold under "private label" arrangements with various distributors. Such products are manufactured to the distributor's specifications. We are not responsible for the ultimate sale to third party customers and therefore record revenue upon shipment to the distributor.

      Allowance for Doubtful Accounts

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

      Inventories

      We make purchasing decisions principally based upon firm sales orders from customers, the availability and pricing of raw materials and projected customer requirements. Future events that could adversely affect these decisions and result in significant charges to our operations include slowdown in customer demand, customer delay in the issuance of sales orders, miscalculation of customer requirements, technology changes that render raw materials and finished goods obsolete, loss of customers and/or cancellation of sales orders. We establish reserves for our inventories to recognize estimated obsolescence and unusable items on a continual basis. Market conditions surrounding products are also considered periodically to determine if there are any net realizable valuation matters, which would require a write down of any related inventories. If market or technological conditions change, it may result in additional inventory reserves and write-downs.

      Goodwill and Intangibles

      We adopted SFAS No. 142 as of April 1, 2001. In connection with our restructuring program, we performed additional impairment tests during the quarter ended March 31, 2002 that resulted in an impairment charge of $7.5 million. See Note 7, Goodwill, in the notes to the consolidated financial statements that accompany this Annual Report on Form 10-K for further discussion of the impact of SFAS No. 142 on our financial position and results of operations.

      Management assesses the recoverability of our identifiable intangibles and other long-lived assets whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in our stock price for a sustained period; and (iv) a change in our market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using a projected discounted cash flow method. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, we may be required to record an impairment charge. Impairment charges would be included in general and administrative expenses in our statements of operations, and would result in reduced carrying amounts of the related assets on our balance sheets.

      Acquisitions

      We acquired Terraillon Holdings Limited in August 2001, Schaevitz Sensors in August 2000 and IC Sensors in February 2000. These business combinations were accounted for using the purchase method of accounting. Effective July 1, 2001, we adopted the provisions of SFAS No. 141 (which is effective for all business combinations completed after June 30, 2001). Accordingly, our consolidated financial statements include the financial position and results of operations of these acquisitions from the dates of their respective acquisition. See Note 4 in the notes to the consolidated financial statements that accompany this Annual Report on Form 10-K.

      In all acquisitions, the purchase price of the acquired business was allocated to the assets acquired and liabilities assumed at their fair values on the date of the acquisition. The fair values of these items were based upon management's estimates and, in certain cases, an independent professional valuation. Certain of the acquired assets were intangible in nature, including trademarks. Management employed an independent valuation firm in determining the fair value of these intangible assets. The excess purchase price over the amounts allocated to the assets is recorded as goodwill.

      All such valuation methodologies, including the determination of subsequent amortization periods, involve significant judgments and estimates. Different assumptions and subsequent actual events could yield materially different results.

      Income taxes

      We file income tax returns in every jurisdiction in which we have reason to believe that we are subject to tax. Historically, we have been subject to examination by various taxing jurisdictions. To date, none of these examinations has resulted in any material additional tax. Nonetheless, any tax jurisdiction may contend that our filing position regarding one or more of our transactions is contrary to that jurisdiction's laws or regulations.

      We have provided a valuation allowance against deferred tax assets. We believe uncertainty exists regarding the realizability of our deferred tax assets. Realization of a deferred tax asset is dependent on generating future taxable income.

      The income tax provision is based upon the proportion of pretax profit in each jurisdiction in which we operate. The income tax rates in Hong Kong and China are less than in the United States. Deferred income taxes are not provided on our subsidiaries' earnings, which are expected to be reinvested. Distribution, in the form of dividends or otherwise, would subject our subsidiaries' earnings to United States income taxes, subject to an adjustment for foreign tax credits. Determination of the amount of unrecognized deferred United States income tax liability is not practicable because of the complexities associated with its hypothetical calculation. Pursuant to current tax policies in China, our Chinese operations qualify for a special state corporate tax rate of 15%, or 10% provided that they export a minimum of 70% of production. However, because we have agreed to operate in China for a minimum of ten years, a full tax holiday (which expired on March 31, 1998) was available for two years, and a 50% tax rate reduction to 7.5% was available through March 31, 2001. In July 2001, our subsidiary operating in Shenzhen, China was granted tax treatment as an advanced technology enterprise. As a result, this subsidiary is entitled to a 50% tax rate reduction to 7.5% for the three years following July 2001. The current corporate tax rate in Hong Kong is 16%.

      Contingencies and Litigation

      We periodically assess the potential liabilities related to any lawsuits or claims brought against us. See Note 16 and Note 20 in the notes to the consolidated financial statements that accompany this Annual Report on Form 10-K for a discussion of our current litigation matters, reserves recorded and our position with respect to any related uncertainties. While it is typically very difficult to determine the timing and ultimate outcome of these actions, we use our best judgment to determine if it is probable that we will incur an expense related to a settlement for such matters and whether a reasonable estimation of such probable loss, if any, can be made. Given the inherent uncertainty related to the eventual outcome of litigation, it is possible that all or some of these matters may be resolved for amounts materially different from any estimates that we may have made with respect to their resolution.

RESULTS OF OPERATIONS

      SPECIAL NOTE REGARDING OUR RESTRUCTURING PROGRAM

      AS DESCRIBED ABOVE UNDER "BUSINESS - RECENT DEVELOPMENTS," WE ARE ENGAGED IN AN ONGOING RESTRUCTURING PROGRAM PURSUANT TO WHICH WE HAVE DISCONTINUED CERTAIN OPERATIONS AND SOLD ASSETS SINCE MARCH 31, 2002 AND MAY, IN THE FUTURE, ENGAGE IN ADDITIONAL SALES OF ASSETS OR STOCK OR OBTAIN OTHER TYPES OF FINANCING. ACCORDINGLY, THE HISTORICAL RESULTS OF OPERATIONS PRESENTED HEREIN ARE UNLIKELY TO BE INDICATIVE OF FUTURE PERFORMANCE.

      SPECIAL NOTE REGARDING RESTATEMENT OF OUR PREVIOUSLY ISSUED FINANCIAL STATEMENTS

      WE HAVE RESTATED OUR PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED MARCH 31, 2001, AND OUR PREVIOUSLY ISSUED FINANCIAL RESULTS FOR EACH OF THE QUARTERLY PERIODS IN THE FISCAL YEAR ENDED MARCH 31, 2001 AND THE FIRST THREE QUARTERS IN THE FISCAL YEAR ENDED MARCH 31, 2002. SEE "BUSINESS- RECENT DEVELOPMENTS." THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED MARCH 31, 2001 INCLUDED IN THIS REPORT AND THE DISCUSSION OF THE RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED MARCH 31, 2001 GIVE EFFECT TO THE RESTATEMENT. THE RESTATED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THIS REPORT SUPERSEDE THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED MARCH 31, 2001 INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2001. NO ATTEMPT HAS BEEN MADE TO UPDATE OUR DISCLOSURES FOR EVENTS SUBSEQUENT TO THE FILING DATE OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2001, EXCEPT AS OTHERWISE EXPLICITLY NOTED.

      WE INTEND TO FILE A CURRENT REPORT ON FORM 8-K TO PROVIDE RESTATED QUARTERLY FINANCIAL INFORMATION FOR EACH OF THE QUARTERLY PERIODS IN THE FISCAL YEAR ENDED MARCH 31, 2001 AND THE FIRST THREE QUARTERS IN THE FISCAL YEAR ENDED MARCH 31, 2002.

      YOU SHOULD NOT RELY ON PREVIOUS DISCUSSIONS OF RESULTS OF OPERATIONS AND TRENDS AFFECTING OUR BUSINESS

      AS A RESULT OF THE RESTATEMENT, OUR HISTORICAL RESULTS OF OPERATIONS DIFFER SIGNIFICANTLY FROM THOSE CONTAINED IN OUR PRIOR REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. ACCORDINGLY, YOU SHOULD NOT RELY ON PREVIOUS DISCUSSIONS OF OUR RESULTS OF OPERATIONS AND TRENDS AFFECTING OUR BUSINESS, SINCE SUCH DISCUSSIONS WERE BASED ON FINANCIAL RESULTS THAT HAVE NOW BEEN RESTATED. WE DO NOT INTEND TO MAKE ADDITIONAL FILINGS TO CORRECT THE HISTORICAL DISCUSSIONS OF RESULTS OF OPERATIONS AND TRENDS AFFECTING OUR BUSINESS. RATHER, THE DISCUSSIONS OF RESULTS OF OPERATIONS AND TRENDS AFFECTING OUR BUSINESS

CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, WHICH ARE BASED ON OUR RESTATED FINANCIAL RESULTS, SUPERSEDE AND CORRECT THOSE HISTORICAL DISCUSSIONS.

      The consolidated financial statements for the year ended March 31, 2002 include the results of the Schaevitz acquisition for the entire period and the results of the Terraillon acquisition from the date of acquisition in August 2001. The consolidated financial statements for the year ended March 31, 2001 include the results of the Schaevitz acquisition from the date of acquisition in August 2000.

      The following table sets forth, for the periods indicated, certain items in our consolidated statements of income as a percentage of net sales:

                                                        FISCAL YEAR ENDED MARCH 31,
                                                     ---------------------------------
                                                     2002         2001 (1)        2000
                                                     ----         --------        ----
Net Sales
    Sensors                                          42.4%          48.0%          26.5%
    Consumer products                                57.6           52.0           73.5
                                                    -----          -----          -----
Total net sales                                     100.0          100.0          100.0
Cost of Sales                                        73.6           65.6           57.5
                                                    -----          -----          -----
    Gross profit                                     26.4           34.4           42.5
Operating expenses (income)
Selling, general, and administrative                 33.5           29.0           26.9
Research and development                              5.0            5.0            5.7
Customer funded development                          (1.3)          (4.1)          (2.7)
Goodwill impairment                                   5.6             --             --
Restructuring and exiting costs                       1.1
Interest expense, net                                 2.0            2.6            0.5
Other expenses (income)                               0.3           (0.3)            --
                                                    -----          -----          -----
    Income (loss) before income taxes
    and cumulative effect of accounting
    change                                          (19.8)           2.2           12.1
Income tax expense (benefit)                         (1.9)           1.0            2.9
                                                    -----          -----          -----
    Income (loss) before cumulative effect
    of accounting change                            (21.7)           1.2            9.2
Cumulative effect of accounting change                (.2)            --             --
                                                    -----          -----          -----
Net Income (loss)                                   (21.9)%          1.2%           9.2%
                                                    =====          =====          =====

      (1) Reflects the restatement of our financial statements for fiscal year ended March 31, 2001. See "Recent Developments - Restatement" and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K.

FISCAL YEAR ENDED MARCH 31, 2002 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2001

        Net Sales. Net sales increased $30.6 million, or 30.0%, to $132.6 million for the fiscal year ended March 31, 2002 from $102.0 million for the fiscal year ended March 31, 2001. Net sales for the fiscal year ended March 31, 2002 include the results of the Schaevitz acquisition for the entire twelve-month period while net sales for the fiscal year ended March 31, 2001 include results from the date of Schaevitz acquisition in August 2000. Sales for Terraillon are included from the acquisition date in August 2001. Excluding the Schaevitz and Terraillon acquisitions, net sales decreased 5.3% to $78.4 million for the fiscal year ended March 31, 2002 from $83.7 million for the fiscal year ended March 31, 2001.

      Net sales of our Sensor business increased $7.3 million, or 14.9%, to $56.2 million for the fiscal year ended March 31, 2002 from $48.9 million for the fiscal year ended March 31, 2001. The increase is primarily due to the Schaevitz acquisition. Sales of MicroFused pressure sensors and IC Sensors products grew in the fiscal year ended March 31, 2002, but were largely offset by weaker PiezoSensor sales. Excluding the impact of the Schaevitz acquisition, net sales of our Sensor business for the fiscal year ended March 31, 2002 were unchanged from net sales of our Sensor business for the fiscal year ended March 31, 2001.

      For the fiscal year ended March 31, 2002, net sales of our Consumer Products business increased $23.3 million, or 43.9%, to $76.4 million from $53.1 million for the fiscal year ended March 31, 2001. Excluding the Terraillon acquisition, Consumer Product sales were $47.9 million for the fiscal year ended March 31, 2002, a decrease of $5.2 million, or 9.8%, from $53.1 for the fiscal year ended March 31, 2001. Sales of tire pressure gauges were particularly strong during the year ended March 31, 2001 due primarily to consumer demand caused by the tire quality issues experienced by a major tire manufacturer and a large number of Christmas promotions. Sales of tire pressure gauges declined during the fiscal year ended March 31, 2002 due to a significant reduction in promotions, a decrease in the number of new customers and less media attention to tire quality issues from the previous year. Sales for Park Zone products were significantly lower in fiscal year ended March 31, 2002 compared to the fiscal year ended March 31, 2001, as many retailers opted out of this product category following poor sell-through in 2001. Offsetting the decline in Park Zone sales were stronger bath scales sales, primarily driven by stronger consumer demand in the United States. We expect Consumer Product sales to Korona, historically a significant customer of ours, to decrease to less than $1.0 million for the fiscal year ending March 31, 2003 as a result of its acquisition by Bonso Electronics, a competitor of ours. We expect further decreases in sales to Korona in subsequent fiscal years. These substantially decreased sales to this customer may result in decreased sales for our Consumer Products business as a whole.

      Gross Profit. Gross profit decreased $0.1 million, or 0.3%, to $35.0 million for the fiscal year ended March 31, 2002 from $35.1 million for the fiscal year ended March 31, 2001. Gross profit for the fiscal year ended March 31, 2002 includes $9.0 million from Terraillon. Gross margin decreased to 26.4% for the fiscal year ended March 31, 2002 from 34.4% for the fiscal year ended March 31, 2001. In our Sensor business, the primary reason for the decrease in gross margin relates to lower production levels. These lower production levels resulted in greater allocation of fixed costs to individual products. In response to these declining Sensor business margins, management has implemented significant cost reduction measures, such as the liquidation of our Schaevitz UK subsidiary in June 2002, sale of the IC Sensors wafer fab in July 2002, shutdown of Valley Forge operations in September 2002, and a reduction in workforce (see "Recent Developments - Our Restructuring Program"). However, we expect lower than historical gross margins to occur in our Sensor business until the restructuring activities are complete. Gross profit for our Consumer Products business declined in the fiscal year ended March 31, 2002 compared to prior years due to declining sales, increase in material costs, and certain write-downs of slow moving inventory that was subsequently liquidated. Gross margins in our Consumer Products business also decreased in the fiscal year ended March 31, 2002 compared to the fiscal year ended March 31, 2001. This decrease is attributable to the acquisition of Terraillon, the products of which had lower margins than our other consumer products.

      Selling, General, and Administrative. Selling, general, and administrative expenses increased $15.0 million, or 50.8%, to $44.5 million for the fiscal year ended March 31, 2002 from $29.5 million for the fiscal year ended March 31, 2001. For the fiscal year ended March 31, 2002, selling, general and administrative expenses included $9.8 million and $8.4 million, respectively, attributable to Schaevitz and Terraillon. For the fiscal year ended March 31, 2001, selling, general and administrative expenses included $5.8 million attributable to Schaevitz. Excluding the expenses related to Schaevitz and Terraillon, selling, general and administrative expenses increased $2.5 million, or 10.5%, for the fiscal year ended March 31, 2002. The overall increase is primarily due to the substantially increased consulting and professional fees that were incurred as a result of the defaults under our credit agreement, the restatement of our financial statements, the class action lawsuits and the SEC investigation. We expect these increased consulting and professional fees to continue in subsequent periods.

      Research and Development. Research and development expenses increased $1.5 million, or 29.4%, to $6.6 million for the fiscal year ended March 31, 2002 from $5.1 million for the fiscal year ended March 31, 2001. During the fiscal year ended March 31, 2002, we received $1.8 million for customer funded development, as compared to $4.1 million during the fiscal year ended March 31, 2001. Customer-funded research and development was unusually high in the fiscal year ended March 31, 2001 as a result of several large contracts. These contracts were not renewed due to the inability of the customer to continue funding the projects. IC Sensors generated approximately $1.0 million in customer funded research and development in the fiscal year ended March 31, 2002. As a result of the sale of the IC Sensors wafer fab, we will not receive these amounts during the fiscal year ending March 31, 2003 and expect customer funded research and development to decrease.

      Goodwill Impairment. In connection with our restructuring program, we performed additional impairment tests during the quarter ended March 31, 2002 that resulted in an impairment charge of $7.2 million.

      Restructuring and other costs. Restructuring and exiting costs are costs associated with our restructuring program. Our restructuring program is intended to reduce costs, streamline operations and generate cash to repay our lenders. The restructuring costs of $1.4 million during the fiscal year ended March 31, 2002 consist of severance costs and the writedown of fixed assets.

      Interest Expense, Net. Net interest expense increased $0.1 million, or 11.5%, to $2.7 million during the fiscal year ended March 31, 2002 from $2.6 million for the fiscal year ended March 31, 2001. This increase is attributable to higher average outstanding debt and higher default interest rates resulting from the occurrence of the events of default under our credit agreement. We expect interest expense to decrease in the future as our outstanding debt balances decrease.

      Income Taxes. Our effective tax rates for the fiscal years ended March 31, 2002 and 2001 were 9.6% and 45.7%, respectively. The difference relates to an increase in the valuation allowance provided for our deferred tax assets. The rate may change in future periods if operating results or acquisition related costs differ significantly from current projections. Deferred income taxes are not provided on our subsidiaries' undistributed earnings, which approximated $7.1 million at March 31, 2002, because those earnings are expected to be permanently reinvested.

FISCAL YEAR ENDED MARCH 31, 2001 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2000

      Net Sales. Net sales increased $42.0 million, or 70.0%, to $102.0 million for the fiscal year ended March 31, 2001 from $60.0 million for the year ended March 31, 2000. We attribute the increase primarily to the Schaevitz Sensors and IC Sensors acquisitions, as well as higher United States sales from strong consumer spending, and expansion of product offerings. Excluding the impact of the Schaevitz Sensors and IC Sensors acquisitions, net sales increased 11.9% for the fiscal year ended March 31, 2001 as compared to the fiscal year ended March 31, 2000.

      Net sales of our Sensor business increased $33.0 million, or 207.5%, to $48.9 million for the fiscal year ended March 31, 2001 from $15.9 million for the year ended March 31, 2000. This increase is primarily a result of the Schaevitz Sensors and IC Sensors acquisitions and increased sales from our existing Sensor business.

      Net sales in the Consumer Products business increased $9.1 million, or 20.4%, to $53.0 million for the fiscal year ended March 31, 2001 from $44.1 million for the fiscal year ended March 31, 2000. The increase resulted from expansion of European sales, higher United States sales from strong consumer spending, and expansion of our product offerings.

      Gross Profit. Gross profit increased $9.6 million, or 37.6%, to $35.0 million for the fiscal year ended March 31, 2001 from $25.5 million for the fiscal year ended March 31, 2000. Gross profit percentage decreased to 34.4% for the fiscal year ended March 31, 2001 from 42.5% for the year ended March 31, 2000. The increase in overall gross profit resulted from increased volume, favorable product mix, and lower manufacturing costs. However, the increase was partially offset by price reductions, and higher manufacturing costs associated with recently acquired Schaevitz Sensors and IC Sensors products, resulting in a lower gross margin percentage. Production of some of these products has been moved to our lower-cost facility in China.

      Selling, General, and Administrative. Selling, general, and administrative expenses increased $13.4 million, or 83.2%, to $29.5 million for the fiscal year ended March 31, 2001 from $16.1 million for the fiscal year ended March 31, 2000. The increase resulted primarily from the impact of the Schaevitz Sensors and IC Sensors acquisitions and variable expenses associated with higher sales volume.

      Research and Development. Research and development expenses increased $1.7 million, or 50.0%, to $5.1 million for the fiscal year ended March 31, 2001 from $3.4 million for the fiscal year ended March 31, 2000. The increase resulted primarily from the impact of acquisitions. During the fiscal year ended March 31, 2001, we received $4.1 million for customer funded development, as compared to $1.6 million during the fiscal year ended March 31, 2000.

      Interest Expense, Net. Net interest expense increased $2.3 million, or 766.7%, to $2.6 million during the fiscal year ended March 31, 2001 from $0.3 million for the fiscal year ended March 31, 2000. This increase is attributable to debt incurred in connection with acquisitions and cash flow from operations.

      Income Taxes. Our effective tax rates for the fiscal years ended March 31, 2001 and 2000 were 45.7% and 24.7%, respectively. The increase in the tax rate was due to losses of our foreign subsidiaries for which a tax benefit has not been provided. Deferred income taxes are not provided on our subsidiaries' undistributed earnings, which approximated $9.4 million at March 31, 2001, because those earnings are expected to be permanently reinvested.

LIQUIDITY AND CAPITAL RESOURCES

      Our net working capital deficit was approximately $10.3 million at March 31, 2002, compared to a deficit of approximately $15.5 million at March 31, 2001. At March 31, 2002, our current ratio was 0.8 compared to 0.7 at March 31, 2001. The significant change in working capital was primarily a result of defaults under our credit agreement. As a result of these defaults, the outstanding debt at March 31, 2002 and 2001 is reflected as a current liability. Cash increased to $4.5 million at March 31, 2002, compared to $0.6 million at March 31, 2001. Operating activities for the year ended March 31, 2002 used $9.9 million of cash. Investing activities for the year ended March 31, 2002 used $13.0 million, primarily due to the costs associated with the Terraillon acquisition. Financing activities for the year ended March 31, 2002 provided $27.3 million, primarily consisting of proceeds from the issuance of common stock.

      Capital expenditures for the year ended March 31, 2002 were $2.4 million. At March 31, 2002, there were no significant commitments for capital expenditures.

      Our Credit Agreement

      We and our wholly-owned subsidiary, Measurement Specialties UK Limited, are the borrowers under an Amended and Restated Revolving Credit, Term Loan and Security Agreement dated February 28, 2001, as amended (the "credit agreement"), among Wachovia Bank, National Association (formerly known as First Union National Bank) as lender and agent, JP Morgan Chase Bank as lender and Fleet National Bank as lender (Wachovia, Chase and Fleet are hereafter referred to as the "lenders"). Our obligations under the credit agreement are secured by a lien on substantially all of our assets.

      The loans outstanding under the credit agreement as of March 31, 2002 were a revolving credit line with an amount outstanding of approximately $20.9 million and a term loan in the amount of $8.2 million. The loans outstanding under the credit agreement as of October 8, 2002 were a revolving credit line with an amount outstanding of approximately $3.1 million and a term loan in the amount of $6.2 million.

      Events of Default under the Credit Agreement

      Because of our inability to comply with certain financial covenants contained in the credit agreement, events of default have occurred and are continuing under the credit agreement. We sought, but did not obtain, a waiver of such events of default from the lenders.

      The occurrence of the events of default under the credit agreement gives the lenders the right to require immediate repayment of all amounts outstanding under the credit agreement and exercise their remedies as a secured creditor, including taking immediate possession of all of our assets and requiring our customers to pay all amounts owed to us directly to them. As a result of the defaults under our credit agreement and the lenders' consequent right to accelerate the loans, we were required to classify the long-term portion of our debt to current. The consolidated financial statements included in this Annual Report on Form 10-K reflect this reclassification.

      Forbearance Agreement

      On July 2, 2002, we signed an agreement with our lenders pursuant to which the lenders agreed to forbear from exercising the rights and remedies available to them under the credit agreement as a result of our defaults until the earliest of (i) November 1, 2002, (ii) our breach or violation of the provisions of the forbearance agreement, (iii) the institution of bankruptcy proceedings under the federal bankruptcy laws, or (iv) the occurrence of additional defaults under the credit agreement (the time period between July 2, 2002 and the termination of the lenders' obligation to forbear from the exercise of their rights is referred to herein as the "forbearance period"). We are required under the forbearance agreement to, among other things, comply with certain strict financial covenants, actively seek purchasers for certain of our assets, continue to make required term loan payments, pledge certain unencumbered assets in favor of the lenders and issue the lenders a warrant to purchase up to 4.99% of our common stock. Half of this warrant has been canceled as we have repaid certain obligations as required prior to October 1, 2002 and the balance of the warrant will be canceled if our obligations to the lenders are repaid in full on or before November 1, 2002. The forbearance agreement also provides that our borrowings will bear interest at a rate equal to the lenders' prime rate plus 3%, which rate will increase by an additional 2% in the event of a default under the forbearance agreement.

      In connection with the execution of the forbearance agreement, the lenders agreed to extend additional credit under our revolving credit facility (as more fully described below), as well as allow us to apply the proceeds from the sale/liquidation of certain assets against amounts outstanding under the revolving credit facility (rather than against amounts outstanding under the term loan as otherwise required by the credit agreement).

      Available Credit under the Revolving Credit Facility during the Forbearance Period

      As of the consummation of our sale of Terraillon, and subject to our continued compliance with the terms of the forbearance agreement, the maximum available credit under the revolving credit facility during the forbearance period is $13.5 million or such lesser amount as is determined based on certain formulas in the credit agreement related to the value of our collateral. As of October 8, 2002, we had $10.4 million of available credit under the revolving credit facility. At October 8, 2002, the balances of our revolving credit line and term loan were $3.1 million and $6.2 million, respectively.

      Payment Obligations under the Forbearance Agreement

      Subject to our continued compliance with its terms, the forbearance agreement permitted us to maintain an over-advance under the revolving credit facility of up to $9.0 million until July 31, 2002, after which time the permitted over-advance was reduced to $8.0 million. As a result of the sale of Terraillon and the application of the proceeds from the sale to amounts outstanding under our revolving credit facility, the over-advance under the revolving credit facility was eliminated.

      Under the forbearance agreement, the deadline for repayment in full of the notes evidencing the term loan and revolving credit facility has been changed to November 1, 2002. We cannot assure you that we will be able to replace this credit facility on acceptable terms, or at all, after its expiration.

      No assurance can be given that we will be able to pay the amounts due under the forbearance agreement or otherwise comply with all the terms and conditions of the forbearance agreement. If we are unable to comply with the terms of the forbearance agreement, we may be unable to continue operations, or may be compelled to restructure our obligations in a bankruptcy proceeding under Title 11 of the United States Code.

      We are currently in negotiations with our lenders to extend the forbearance period and the deadline for repayment in full of the notes evidencing the term loan and the revolving credit facility beyond November 1, 2002. No assurance can be given that our lenders will grant such an extension on terms reasonable to us, or at all.

      Working Capital

      At October 8, 2002, we had $10.4 million available under our revolving credit facility. As stated above, this credit facility expires and all amounts outstanding under the credit facility must be repaid by November 1, 2002. Our working capital and our limited amount of borrowing capacity will not be sufficient to satisfy our ongoing capital needs and other obligations, that include payment of:

      - the $9.3 million outstanding under our term loan and revolving credit facility by November 1, 2002;

      - substantially increased consulting and professional fees that are being incurred as the result of the defaults under the credit agreement, the class action lawsuits and SEC investigation;

      - any judgments or penalties arising from the class action lawsuits, SEC investigation or other litigation described under "Item 3. Legal Proceedings";

      - the obligations described below under "Obligations to Trade Creditors and Others"; and

      - payment of dilapidation claims under the Schaevitz UK real property lease.

      In an effort to obtain additional funds, we are currently in negotiations with an asset based lender regarding a new $15.0 million revolving credit facility that we intend to use to refinance our existing bank debt and to provide our company with additional working capital. In addition to pursuing asset based financing, we are exploring the sale of additional assets or the sale of equity securities. No assurance, however, can be given that we will be able to refinance our debt, or successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to us, that they will enable us to continue to satisfy our cash requirements or that such actions will be permitted under our credit agreement. Additionally, any sale of securities will dilute existing shareholders and may be at prices that are substantially lower than current market prices. If we do not obtain additional funds, we will likely be unable to continue operations, or we will be compelled to restructure our obligations in a bankruptcy proceeding under Title 11 of the United States Code.

      Obligations to Trade Creditors and Others

      In order to conserve available cash, we have been delaying payments to our trade creditors. We are beginning to cure overdue obligations and are making efforts to meet all of our new trade obligations within terms. If we are unable to cure overdue obligations or meet new obligations within terms, our suppliers may be unwilling to provide us with the components and finished products necessary to manufacture our products. If we lose one or more sources of supply and/or assembly and we are not able to replace that source in a timely manner, we may be unable to meet the needs of our customers, resulting in a reduction in net sales and jeopardizing our customer relationships.

      Our failure to timely file our quarterly report on Form 10-Q and annual report on Form 10-K and our payment default render us, among other things, ineligible to file registration statements on Form S-3 with the SEC. In connection with the acquisition of Terraillon in August 2001, we entered into a Registration Rights Agreement with the former shareholders of Terraillon, pursuant to which we agreed to file a Registration Statement on Form S-3 to register the resale of shares of our common stock issued in that acquisition. Our present inability to file a registration statement to effect the resale registration triggers our contractual obligation to repurchase shares of our common stock that former Terraillon shareholders are unable to sell in the market or to pay former Terraillon shareholders an amount determined by formula and based on the number of shares they are unable to sell in the market. We are presently precluded by the credit agreement from repurchasing shares of our common stock. (See "Item 3. Legal Proceedings," above.)

      Dividends

      We have not declared cash dividends on our common equity. Additionally, the payment of dividends is subject to the consent of our lenders. If permitted under applicable law and our loan agreement, we may, in the future, declare dividends under certain circumstances.

      At present, there are no material restrictions on the ability of our Hong Kong subsidiary to transfer funds to us in the form of cash dividends, loans, advances, or purchases of materials, products, or services. Chinese laws and regulations, including currency exchange controls, restrict distribution and repatriation of dividends by our China subsidiary.

      Inflation

      We believe that inflation has not had a material effect on our business. We compete on the basis of product design, features, and value. Accordingly, our revenues generally have kept pace with inflation, notwithstanding that inflation in the countries where our subsidiaries are located has been consistently higher than inflation in the United States. We have ongoing cost reduction programs, intended to result in improved competitiveness and gross margins. Increases in labor costs have not had a significant impact on our business because most of our employees are in China, where prevailing labor costs are low. Additionally, we believe that while we have not experienced any significant increases in materials costs such increases are likely to affect the entire electronics industry and, accordingly, may not have a significant adverse effect on our competitive position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to a certain level of foreign currency exchange risk.

      The majority of our net sales are priced in United States dollars or Euros. Our costs and expenses are priced in United States dollars, Hong Kong dollars, Chinese renminbi, British pounds and Euros. Accordingly, the competitiveness of our products relative to products produced domestically (in foreign markets) may be affected by the performance of the United States dollar compared with that of our foreign customers' currencies. Additionally, we are exposed to the risk of foreign currency transaction and translation losses, which result from adverse fluctuations in the values of the Hong Kong dollar, the Chinese renminbi, the British pound and the Euro. At March 31, 2002, we had net liabilities of $3.7 million subject to fluctuations in the value of the Hong Kong dollar, net assets of $0.5 million subject to fluctuations in the value of the British pound, net assets of $17.5 million subject to fluctuations in the value of the Euro and net assets of $10.9 million subject to fluctuations in the value of the Chinese renminbi. At March 31, 2001, we had net assets of $0.2 million subject to fluctuations in the value of the Hong Kong dollar, net assets of $6.6 million subject to fluctuations in the value of the British pound and net assets of $10.4 million subject to fluctuations in the value of the Chinese renminbi.

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

      See "Recent Developments - Our Restructuring Program," for a discussion of the elimination of certain of our foreign operations.

Item 8. Financial Statements and Supplementary Data

      The financial statements and supplementary data, together with the report thereon by our Independent Certified Public Accountants, are listed below in
Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      As more fully set forth in our Current Report on Form 8-K filed with the SEC on June 14, 2002, we terminated the engagement of Arthur Andersen LLP as our independent auditor, effective June 7, 2002 and engaged Grant Thornton LLP as our new independent auditor, effective June 11, 2002. Grant Thornton LLP previously served as our independent auditor from 1992 until September 18, 2000.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Our executive officers and directors and their ages (ages are as of October 8, 2002) are as follows:

NAME                               AGE                POSITION
Joseph R. Mallon, Jr                57     Chairman of the Board
Morton L. Topfer (1)(2)(3)          66     Vice Chairman of the Board
Frank Guidone                       37     Chief Executive Officer
Damon Germanton                     60     Managing Director of Asian Operations, Secretary and Director
Mark W. Cappiello                   48     Vice President and General Manager of the Consumer
                                           Products Division
J. Victor Chatigny                  52     Vice President and General Manager of the Sensor
                                           Products Division
Fergal Mulchrone                    45     Vice President and CEO Terraillon Holdings Ltd
Steven P. Petrucelli                50     Chief Technical Officer and Director
John D. Arnold (1)(2)(3)            48     Director
Dan J. Samuel (1)(2)(3)             77     Director
John P. Hopkins                     42     Chief Financial Officer

(1)   Member of our Governance/Nominating Committee

(2)   Member of our Audit Committee

(3)   Member of our Compensation Committee

      Joseph R. Mallon, Jr. has been our Chairman of the Board since April 1995 and served as our Chief Executive Officer from April 1995 to June 2002. From April 1995 to February 1998, Mr. Mallon also served as President. Mr. Mallon has thirty-seven years of experience in electronic sensor and micro-electromechanical systems (MEMS) technology and is a named inventor in forty-one United States patents. From January 1990 to January 1993, Mr. Mallon was a Director and Executive Vice President of Lucas NovaSensor. In October 1985, Mr. Mallon co-founded NovaSensor, where he served as a Director and Co-President until its acquisition by Lucas Industries. Mr. Mallon serves as a Director of Sepragen Corporation and Sensant Corporation. Mr. Mallon received a B.S. in science from Fairleigh Dickinson University and an M.B.A. from California State University, Hayward.

      Morton L. Topfer has been a director since January 2002 and was appointed Vice Chairman of the Board in June 2002. Mr. Topfer is Managing Director of Castletop Capital and a member of the Board of Directors of Dell Computer Corporation. He previously served at Dell as Counselor to the Chief Executive Officer, from December 1999 to February 2002, and Vice Chairman, from June 1994 to December 1999. Prior to joining Dell, Mr. Topfer served for 23 years at Motorola, Inc. where he held several executive positions, last serving as Corporate Executive Vice President and President of the Land Mobile Products Sector. Mr. Topfer was conferred the Darjah Johan Negeri Penang State Award in July 1996 by the Governor of Penang for contributions to the development of the electronics industry in Malaysia. He serves as a director for Alliance Gaming and Bio Reference Laboratories. Mr. Topfer also serves on the advisory board of Singapore Technologies.

      Frank Guidone has served as Chief Executive Officer since June 2002. Mr. Guidone has been a Managing Director/Principal of Corporate Revitalization Partners, a Dallas-based turnaround/crisis management consultancy firm, since 2000. Mr. Guidone is also a partner/co-founder of Four Corners Capital Partners, a boutique private investment firm since 1999. Prior to Four Corners, Mr. Guidone spent 13 years in management consulting with Andersen Consulting and George Group, Inc. Mr. Guidone has worked with numerous solvent and insolvent companies, focusing on operational and financial restructurings. Mr. Guidone received a B.S. in mechanical engineering from The University of Texas at Austin.

      Damon Germanton founded our company in 1981. Mr. Germanton was our President from February 1998 until June 2002, served as our Chief Operating Officer from 1983 until June 2002 and has been a Director since 1981. Mr. Germanton was appointed Managing Director of our Asian operations in June 2002. Beginning in 1965, Mr. Germanton worked for sixteen years for Kulite Semiconductor as an engineer and operations manager developing military and aerospace applications of micromachined sensor technology. Mr. Germanton is a named inventor in twelve United States patents and received a B.S. in engineering from Fairleigh Dickinson University.

      Mark W. Cappiello was appointed Vice President and General Manager of our Consumer Products Division in June 2002. Mr. Cappiello was our Vice President of Sales and Marketing from January 1988 until June 2002. Mr. Cappiello has over twenty-five years of experience in international consumer products marketing, over twenty of which have been in the scale industry. From January 1985 to October 1987, Mr. Cappiello was employed by Terraillon S.A., a French manufacturer and distributor of scales and balance products. Mr. Cappiello received a B.A. in business from the University of Connecticut.

      J. Victor Chatigny has been Vice President and General Manager of our Sensors Division since his appointment in June 2002. Mr. Chatigny joined Measurement Specialties through our 1998 acquisition of PiezoSensors from AMP Incorporated, where he served as Director of Sales, Marketing and Research and Development since 1993. Mr. Chatigny also served in US Army Corps of Engineers where he was Captain, 11th Engineering Battalion and Commander of the Atomic Demolition Munition Detachment. He holds B.S. and M.S. degrees in industrial engineering and management from Clarkson University, and a M.B.A. (finance) from The American University.

      Fergal Mulchrone served as our Vice President from August 2001 until September 2002 and CEO of Terraillon since 1999. Prior to our acquisition of Terraillon, he led a management buyout of the Terraillon Group in March 1999 and executed a successful turnaround before the sale to Measurement Specialties. Before working at Terraillon, Mr. Mulchrone had 18 years of Marketing & General Management experience including Product Manager at Nestle, Marketing Manager at RJR Nabisco, VP Sales & Marketing at Chiquita and Executive VP at Mama Tish's International Foods. Mr. Mulchrone has a Bachelor of Commerce and M.B.S. (Marketing) degrees from University College Dublin (Irl.) and an M.B.A. (Fin) from Iona College.

      Steven P. Petrucelli, Ph.D. has been a Director since June 1992 and our Chief Technical Officer since September 2000. Dr. Petrucelli is a consultant in electronic and medical technology and has been an Assistant Professor at Rutgers University in the Biomedical and Electrical Engineering Departments since 1979. Dr. Petrucelli received a B.S. in electrical engineering from Lehigh University and an M.S. and Ph.D. in engineering from Rutgers University.

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

      The Honorable Dan J. Samuel has been a Director since October 1994. Since 1986, Mr. Samuel has been a business consultant and a director of public companies, as well as of the British-American Educational Foundation and of the Asian Institute of Technology Foundation. Previously, Mr. Samuel served as President and Chief Executive Officer of Scallop Corporation, the New York subsidiary of the Royal Dutch/Shell Group of Companies. Mr. Samuel, who serves as a Director of Canadian Overseas Packaging Industries, received a B.A. and M.A. from Oxford University.

       John P. Hopkins was appointed Chief Financial Officer in July 2002. Prior to joining Measurement Specialties, he was Vice President, Finance from April 2001, and was Vice President and Controller from January 1999 to March 2001 with Cambrex Corporation, a provider of scientific products and services to the life sciences industry. Prior to joining Cambrex, from 1988 to 1998, he held various senior financial positions with ARCO Chemical Company, a manufacturer and marketer of specialty chemicals and chemical intermediates. Mr. Hopkins is a Certified Public Accountant and was an Audit Manager for Coopers & Lybrand prior to joining ARCO Chemical. Mr. Hopkins holds a B.S. in Accounting from West Chester University, and an M.B.A. from Villanova University.

TERM OF OFFICE

      Officers are not elected for a fixed term of office, but hold office until the earlier of their removal or the appointment of their successor.

BOARD COMPOSITION

      Our Board currently consists of six directors. Our certificate of incorporation provides that the number of directors is to be fixed by the Board, but in no event shall be less than five or more than nine directors. Our Board is divided into three groups, whose terms expire at successive annual meetings. Directors are elected for staggered three-year terms.

COMMITTEES OF OUR BOARD

      Our Board maintains an Audit Committee that requests and receives information and reports from management, outside counsel, and our independent auditing firm in order to review our auditing, internal control, financial reporting, and compliance activities; a Compensation Committee that recommends to the board compensation policy and programs for our executives; and a Governance Committee that is responsible for reviewing and making recommendations regarding the composition of, and procedures used by, the Board and its committees.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      To our knowledge, based solely on a review of Forms 3, 4 and 5, amendments thereto, and written representations regarding all reportable transactions furnished to us, all reports required by Section 16(a) of the Securities Exchange Act of 1934 were filed on a timely basis.

Item 11.    Executive Compensation

      Summary Compensation. The following table contains summary information concerning the annual compensation for the fiscal years ended March 31, 2002, 2001 and 2000 for our chief executive officer and certain other executive officers whose salary and bonus exceeded $100,000 for the fiscal year ended March 31, 2002:

                                             ANNUAL COMPENSATION            LONG-TERM COMPENSATION

                                                                            NUMBER OF SHARES
                                                                             UNDERLYING             ALL OTHER
NAME & PRINCIPAL POSITION              YEAR      SALARY         BONUS       OPTION AWARDS           COMPENSATION
Joseph R.  Mallon, Jr.                 2002      $275,000       $     --          --                  $ 18,819 (2)
Chief Executive Officer and Chairman   2001       260,000         72,800      50,000                    19,832
of the Board (1)                       2000       225,000        125,000          --                    16,343

Damon Germanton                        2002       275,000             --          --                    17,062 (4)
President, Chief Operating             2001       260,000         72,800      50,000                    18,040
Officer and Secretary (3)              2000       225,000        125,000          --                    16,343

Mark W.  Cappiello                     2002       210,000             --          --                    17,063 (5)
Vice President and                     2001       198,000         44,431      30,000                    15,885
General Manager of the Consumer        2000       171,500         67,481          --                    13,000
Products Division

Kirk Dischino                          2002       198,000             --          --                    17,648 (7)
Chief Financial Officer (6)            2001       187,000         40,112      30,000                    15,922
                                       2000       161,500         60,291          --                    13,000


Steven P.  Petrucelli                  2002       185,000             --          --                     3,881 (9)
Chief Technical Officer (8)            2001       174,000         34,800      45,000                     3,269
                                       2000       120,000         35,000          --                        --

Fergal Mulchrone                       2002       129,160         54,900      45,000                    26,542 (11)
Vice President and Chief Executive
Officer Terraillon Holdings Ltd (10)

(1)   In June 2002, Frank Guidone replaced Mr. Mallon as Chief Executive
      Officer.

(2) For the fiscal year ended March 31, 2002, includes automobile allowance of $11,000 and $7,819 in matching contributions by us pursuant to our 401(k) plan.

(3) In June 2002, Mr. Germanton became Managing Director of our Asian Operations and ceased to be President and Chief Operating Officer.

(4) For the fiscal year ended March 31, 2002, includes automobile allowance of $11,000, $2,507 in long- term disability income insurance premiums paid by us for Mr. Germanton's benefit, and $3,555 in matching contributions by us pursuant to our 401(k) plan.

(5) For the fiscal year ended March 31, 2002, includes automobile allowance of $11,000 and $6,063 in matching contributions by us pursuant to our 401(k) plan.

(6)   Mr. Dischino's employment was terminated on February 15, 2002.

(7) For the fiscal year ended March 31, 2002, includes automobile allowance of $9,625 and $8,023 in matching contributions by us pursuant to our 401(k) plan.

(8) Mr. Petrucelli became an employee of Measurement Specialties in September 2000.

(9) For fiscal year ended March 31, 2002, includes $3,881 in matching contributions by us pursuant to our 401(k) plan.

(10) Mr. Mulchrone became an officer of Measurement Specialties in August 2001 and ceased to be an employee of Measurement Specialties in September 2002.

(11) For the fiscal year ended March 31, 2002, includes automobile allowance of $11,000, living expenses of $12,000 and $ 3,542 in matching contributions by us pursuant to our 401(k) plan.

      For the fiscal year ending March 31, 2003, the annual salaries of Mr. Mallon and Mr. Germanton have been reduced to $225,000/year.

      Option Grants in Last Fiscal Year to Named Executive Officers. The following table sets forth information related to the grant of stock options by us during the year ended March 31, 2002 to the named executive officers.

                              INDIVIDUAL GRANTS
            --------------------------------------------------------      POTENTIAL
                                                                       REALIZABLE VALUE
                                                                          AT ASSUMED
                            PERCENT OF                                      ANNUAL
                              TOTAL                                      APPRECIATION
             NUMBER OF       OPTIONS                                    RATES OF STOCK
            SECURITIES      GRANTED TO     EXERCISE                    PRICE FOR OPTION
            UNDERLYING      EMPLOYEES       OR BASE                          TERM
             OPTIONS        IN FISCAL       PRICE         EXPIRATION   -----------------
             GRANTED          YEAR         ($/SHARE)         DATE        5%       10%
             -------          ----         ---------      -----------    --       ---
Fergal
Mulchrone    45,000           20.2           15.80         8/7/12       25.74    40.98

      Aggregated Option Exercises and Fiscal Year-End Option Values. The following table contains information concerning the aggregated option exercises during the fiscal year ended March 31, 2002 and the value of unexercised options held as of March 31, 2002 by the executive officers named in the summary compensation table:

                                                                                                      VALUE OF UNEXERCISED
                                                               NUMBER OF SHARES UNDERLYING                IN-THE-MONEY
                                                                  UNEXERCISED OPTIONS AT                    OPTIONS AT
                                                                      MARCH 31, 2002                    MARCH 31, 2002 (1)
                            SHARES
                          ACQUIRED ON        VALUE
                           EXERCISE         REALIZED          EXERCISABLE     UNEXERCISABLE      EXERCISABLE       UNEXERCISABLE
Joseph R.  Mallon, Jr            --                --           202,000           40,000           $865,920                --
Damon Germanton              30,000        $  131,400            10,000           40,000                 --                --
Mark W.  Cappiello               --                --             6,000           24,000                 --                --
Kirk Dischino                60,000         1,023,000                --               --                 --                --
Steven P.  Petrucelli        15,000           218,220             9,000           42,000                 --           $29,700
Fergal Mulchrone                 --                --                --               --                 --                --

----------
(1) Value of in-the-money options is based on the excess of the closing price of our common stock on the American Stock Exchange on February 14, 2002 ($6.95) over the exercise price of the options, multiplied by the number shares underlying the options. The trading of our common stock was suspended from February 15, 2002 until June 5, 2002. The closing price of our common stock on the American Stock Exchange on July 12, 2002 was $2.25. Trading of our common stock was subsequently suspended on July 15, 2002 and has been suspended since that date.

1995 STOCK OPTION PLAN

      We adopted the Measurement Specialties, Inc. 1995 Stock Option Plan, which allows us to issue stock options to our employees, directors, and consultants. We reserved 1,828,000 shares of common stock for issuance under this plan and its predecessor plan. The exercise price of options under this plan is determined by our Board of Directors, but may not be less than the fair market value of our common stock on the date of grant. Payment of the exercise price may consist of cash, check, the delivery of shares of our common stock held for a minimum of six months and having a fair market value equal to the exercise price, or any combination of such methods or other methods as is determined by the Board in accordance with the New Jersey Business Corporation Act.

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

401(K) PLAN

      All our full time employees in the United States over the age of eighteen are eligible to participate in our 401(k) Plan after three months of employment. Subject to certain limitations imposed by federal tax laws, employees may contribute up to 15% of their salary (including bonuses and/or commissions) per year. During fiscal year 2002, we matched 100% of the first 3% of employee contributions and 50% of the next 3% of employee contributions. We provided aggregate matching contributions approximating $598,000 for all employees in the fiscal year ended March 31, 2002. Effective April 1, 2002, we no longer make matching contributions under our 401(k) plan. Employees may direct the investment of their contributions in several different investment funds.

DEFINED BENEFIT PLAN

     We provide a contributory defined benefit retirement plan for certain Schaevitz UK employees. See "Recent Developments - Our Restructuring Program" for further discussion of the liquidation of Schaevitz UK.

COMPENSATION OF DIRECTORS

      Directors who are also our employees do not receive additional compensation for serving as our directors. For the fiscal year ended March 31, 2002, non-employee directors received an annual retainer of $35,000 payable in equal quarterly installments and no separate compensation related to Board or committee meetings.

      For the fiscal year ended March 31, 2002, each non-employee director was granted an option to purchase 10,000 shares of our common stock at market value for the first year of service and an option to purchase 5,000 shares of our common stock at market value for each succeeding year of service. Non-employee directors do not receive retirement or other fringe benefits.

      Additionally, we donated $21,000 in the fiscal year ended March 31, 2002 to the gifts and grants program of the Biomedical Engineering Department at Rutgers University's College of Engineering, where Dr. Petrucelli is a professor. Additional compensation paid to Mr. Arnold, who serves on the Board's Compensation Committee, is described below under "Compensation Committee Interlocks and Insider Participation."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      None of the members of our Compensation Committee is an officer or employee of Measurement Specialties. None of our executive officers serves as a member of the Board or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee. The members of our Compensation Committee for the fiscal year ended March 31, 2002 were John
D. Arnold, Dan Samuel, David Morton, and Theodore J. Coburn. Mr. Morton and Mr. Coburn served until their resignations on January 30, 2002 and February 21, 2002, respectively. Mr. Arnold provided legal services to us and received approximately $15,000 in legal fees during fiscal year ended March 31, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table shows information regarding the beneficial ownership of our common shares as of October 8, 2002 for:

-     each of our directors;

-     each person named in the summary compensation table;

-     all directors and executive officers as a group; and

- each person known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

                                              COMMON STOCK BENEFICIALLY
                                                      OWNED (2)
                                                                 OPTIONS
                                            NUMBER             EXERCISABLE
   NAME AND ADDRESS OF BENEFICIAL             OF                WITHIN 60
             OWNER (1)                      SHARES   PERCENT     DAYS(1)
             ---------                      ------   -------     -------
DIRECTORS AND EXECUTIVE OFFICERS:

 Joseph R. Mallon, Jr.                      559,840    4.6%      202,000

 Damon Germanton(3)                         465,292    3.9        10,000

 Morton L. Topfer                           325,492    2.7            --

 Mark W. Cappiello                          141,200    1.2         6,000

 Steven P. Petrucelli                       121,000    1.0         9,000

 Fergal Mulchrone                           117,945    1.0            --

 Dan J. Samuel                               57,600     *         31,000

 John D. Arnold                              36,000     *         11,000

 Kirk Dischino                               25,000     *             --

 Frank Guidone                               --         --            --

 All directors and officers as a          1,849,369   15.1%      269,000
 group (ten persons)

 FIVE PERCENT STOCKHOLDERS:

 Wellington Management Company, LLP       1,135,400    9.5%           --
 75 State Street
 Boston, MA 02109 (4)

----------
* less than 1%

(1) Unless otherwise indicated, the address of each person is c/o Measurement Specialties, Inc., 80 Little Falls Road, Fairfield, NJ 07004.

(2) Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. The percentage of beneficial ownership is based on 11,912,958 shares of common stock outstanding as of October 8, 2002.

(3) Includes 125,156 shares of which Mr. Germanton's children are the record owners. Does not include 92,115 shares owned by other family members of Mr. Germanton.

(4) Includes 1,035,400 shares of common stock for which Wellington Management Company, LLP (WMC), an investment adviser, has shared voting power and 1,135,400 shares for which WMC has shared dispositive power. The shares are owned of record by WMC's clients. The shares were acquired by Wellington Trust Company, NA, a wholly-owned subsidiary of WMC. Based solely on the Schedule 13G filed by WMC on February 12, 2002.

      The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of March 31, 2002:

                        EQUITY COMPENSATION PLAN INFORMATION
                        ------------------------------------
                                                                            NUMBER OF
                                                                            SECURITIES
                                                                            REMAINING
                                                                            AVAILABLE
                                                                            FOR FUTURE
                                                                             ISSUANCE
                                                                              UNDER
                                                                              EQUITY
                                         NUMBER OF                         COMPENSATION
                                      SECURITIES TO BE  WEIGHTED-AVERAGE      PLANS
                                        ISSUED UPON     EXERCISE PRICE      (EXCLUDING
                                        EXERCISE OF     OF OUTSTANDING      SECURITIES
                                        OUTSTANDING        OPTIONS,         REFLECTED
                                     OPTIONS, WARRANTS   WARRANTS AND       IN COLUMN
                                       AND RIGHTS (A)     RIGHTS (B)         (A)) (C)
                                       --------------     ----------         --------
Equity compensation plans approved
  by security holders                     1,049,670          $9.39           797,530
                                          ---------          -----           -------
Equity compensation plans not
  approved by security holders                   --             --                --
                                          ---------          -----           -------
                         Total            1,049,670          $9.39           797,530
                                          ---------          -----           -------

Item 13.    Certain Relationships and Related Transactions

(a)   Transactions with management and others.

      In May 2002, we retained Corporate Revitalization Partners (CRP) to conduct our ongoing operational/financial restructuring efforts. In June 2002, Frank Guidone, a Managing Director of CRP, became our chief executive officer. As of October 8, 2002, we have incurred $1.2 million in consulting fees to CRP (excluding the success fees described in the following sentence). In addition to consulting fees based on hours billed by CRP consultants (at hourly rates that range from $175 to $275 and that are capped at a maximum of 50 hours per consultant each week), a "success fee" consisting of $50,000 and a warrant exercisable to purchase 43,860 shares of our common stock (at an exercise price of $2.28 per share) is payable upon the occurrence of the each of the following three events:

- the successful negotiation and execution of an extended forbearance agreement with our lenders (this agreement has been executed);

- our compliance as of September 30, 2002 with the terms of the forbearance agreement with our lenders (we were in compliance with the forbearance agreement as of September 30, 2002); and

- the repayment of all amounts due to our existing senior lenders and refinancing of our debt on or before November 1, 2002.

Mr. Guidone may be deemed to have an indirect beneficial ownership interest in the warrants issued to CRP.

      On September 20, 2002, we paid $1.4 million to Fergal Mulchrone, our Vice President until September 2002 and the current Chief Executive Officer of Terraillon, and agreed to pay Mr. Mulchrone up to an additional $260,859 upon the release of the escrowed portion of the proceeds from our sale of Terraillon to Fukuda. This payment (along with the acceleration of certain vesting provisions applicable to our common stock held by Mr. Mulchrone and the release of Mr. Mulchrone from certain restrictions on competition) was made in connection with the settlement of any and all claims of Mr. Mulchrone against us, including claims for compensation and claims related to his sale of shares of Terraillon to us in August 2001.

      We sublet a residence used by employees in China from Damon Germanton, an officer and director, under a month to month arrangement. Rent expense for the fiscal year ended March 31, 2002 was $5,784.

      We donated $21,000 in the final year ended March 31, 2002 to the gifts and grants program of the Biomedical Engineering Department at Rutgers University's College of Engineering, where Dr. Steven Petrucelli, our Chief Technical Officer and Director, is a professor.

(b)   Business relationships.

      We paid approximately $15,000 in legal fees to John Arnold, a member of our board of directors, during the fiscal year ended March 31, 2002.

(c)   Indebtedness of management.

      In September 2001, we loaned $125,000 to Steven Petrucelli, a member of our board of directors, to cover margin calls generated by lower market prices of our common stock. At the time, Mr. Petrucelli was subject to a lockup period related to our August 2001 public offering that prevented him from selling shares of our common stock to cover the margin calls. The largest amount outstanding under this loan during the last fiscal year was $131,000. The loan, which was subsequently memorialized by a Promissory Note dated August 1, 2002, accrues interest at a rate of 6% per year. As of September 30, 2002, there was $126,000 outstanding under this loan. Bimonthly payments of principal and interest in the amount of $1,000 are payable until September 15, 2006. The entire unpaid balance of principal and accrued interest under the note is due and payable on September 15, 2006.

PART IV

ITEM 14.  Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. We have identified significant and material weaknesses in our internal disclosure controls and procedures. As a result of these deficiencies, we needed to perform extensive detail testing and reconciliation of past transactions in order to be able to determine the proper presentation of our financial information for past and current periods. In addition, our independent auditors have expanded their procedures to audit periods during which the weaknesses were present.

      These deficiencies in our internal disclosure controls and procedures have contributed to our filing of inaccurate financial reports for the periods from June 30, 2000 through December 31, 2001 and to the delay in filing of this Annual Report on Form 10-K. Accordingly, this report contains restated financial statements for the fiscal year ended March 31, 2001, and we intend to file a current report on Form 8-K to provide restated quarterly financial information for each of the quarterly periods in the fiscal year ended March 31, 2001 and the first three quarters in the fiscal year ended March 31, 2002.

      (b)   Changes in internal controls.

            Interim compensating controls and procedures

      While we are in the process of implementing a more efficient and reliable system of disclosure controls and procedures, we have, on an immediate basis, instituted interim compensating controls and procedures to ensure that information required to be disclosed in this Annual Report on Form 10-K has been recorded, processed, summarized and reported to our senior management. The steps that we have taken to ensure that all material information about our company is accurately disclosed in this report, include:

      -     the appointment of a new chief executive officer in June 2002;

      -     the appointment of a new chief financial officer in July 2002;

      - the performance of an extensive review of our financial statements for the fiscal years ended March 31, 2002 and March 31, 2001;

      - the reaudit of our financial statements for the fiscal year ended March 31, 2001;

      - the performance of a comprehensive evaluation of our historical valuation of inventory; and

      - the engagement of outside professionals specializing in accounting and finance to assist our management in the collection, substantiation and analysis of the information contained in this report.

            Ongoing changes in internal controls

      In order to correct the deficiencies described above and to improve our internal disclosure and control procedures on a going forward basis, we have:

      - initiated the process of consolidating the financial information for our Sensor business onto one information technology platform and general ledger;

      - reassigned the financial reporting responsibility from the corporate accounting level to the respective separate general managers and controllers of each of our business units;

      - implemented consolidated financial and operational review procedures; and

      -     hired additional qualified financial reporting personnel.

      We intend to continue to evaluate our internal disclosure controls and procedures and implement improvements as required.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a) The following financial statements and schedules are filed at the end of this report, beginning on page F-l. Other schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Document                                                              Pages
Report of Independent Certified Public Accountants                    F-1 to F-2

Consolidated Statements of Operations for the Years Ended
      March 31, 2002, 2001 and 2000                                   F-3

Consolidated Balance Sheets as of March 31, 2002 and 2001             F-4 to F-5

Consolidated Statements of Shareholders' Equity for the Years
      Ended March 31, 2002, 2001 and 2000                             F-6

Consolidated Statements of Cash Flows for the Years Ended             F-7
      March 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements                            F-8 to F-37

Schedule II - Valuation and Qualifying Accounts, for the Years
      Ended March 31, 2002, 2001 and 2000                             S-1

      (b)   Reports on Form 8-K

      During the three months ended March 31, 2002, we filed the following current reports on Form 8-K:

      Current Report on Form 8-K filed pursuant to Item 5 on January 9, 2002 to include, as an exhibit, a press release announcing, among other things, the appointment of Morton Topfer to our board of directors and a stock purchase agreement related to the purchase of 314,081 shares of our common stock by Castletop Capital.

      Current Report on Form 8-K filed pursuant to Item 5 on February 15, 2002 to include, as an exhibit, a press release announcing, among other things, third quarter losses and the possibility of restatement of our financial statements.

      Current Report on Form 8-K filed pursuant to Item 5 on February 21, 2002 to include, as an exhibit, a press release announcing, among other things, the continued delay of the release of our quarterly earnings.

      (c)   Exhibits

   EXHIBIT
   NUMBER                                DESCRIPTION
   ------                                -----------
   3.1#       Second Restated Certificate of Incorporation of Measurement
              Specialties, Inc.

   3.2++      Bylaws of Measurement Specialties, Inc.

   4.1+       Specimen Certificate for shares of common stock of Measurement
              Specialties, Inc.

   10.1# Supply and Distribution Agreement dated September 26, 1997 between Korona GmbH & Co. KG and Measurement Specialties, Inc.

   10.2##     Product Line Acquisition Agreement dated January 5, 2000 between
              Exeter Technologies, Inc., Dr. Michael Yaron and Measurement
              Specialties, Inc.

   10.3###    Stock Purchase Agreement dated February 11, 2000 between
              PerkinElmer, Inc. and Measurement Specialties, Inc.

   10.4*      Purchase Agreement dated August 4, 2000 between TRW Sensors &
              Components, Inc.  and Measurement Specialties, Inc.

   10.5**     Asset Purchase Agreement dated August 14, 1998 between AMP
              Incorporated, The Whitaker Corporation and Measurement
              Specialties, Inc.


   10.6+      Measurement Specialties, Inc.  1995 Stock Option Plan.

   10.7***    Measurement Specialties, Inc.  1998 Stock Option Plan.

   10.8+      Lease dated December 30, 1999 between Hollywood Place Company
              Limited and Measurement Limited for property in Kowloon, Hong
              Kong.

   10.9+ Lease dated September 14, 1977 between Schaevitz E.M. Limited and Slough Trading Estate Limited for property in Slough, England.

   10.10+     Deed of Variation dated July 14, 1992 of Lease between Slough
              Trading Estate Limited and Lucas Schaevitz Limited

   10.11+     Assignment dated August 4, 2000 of Lease from Lucas Schaevitz
              Limited to Measurement Specialties (England) Limited.

   10.12+     License to Assign dated August 4, 2000 between Slough Trading
              Estate Limited, Lucas Schaevitz Limited, Measurement Specialties
              (England) Limited and Measurement Specialties, Inc. for property in Slough, England.

   10.13+     Lease dated May 5, 1994 between Transcube Associates and
              Measurement Specialties, Inc. for property in Fairfield, New
              Jersey.

   10.14+     First Amendment dated February 24, 1997 to Lease between
              Transcube Associates and Measurement Specialties, Inc.

   10.15+     Second Amendment dated July 10, 2000 to Lease between Transcube
              Associates and Measurement Specialties, Inc.

   10.16+     First Amendment dated February 1, 2001 to Lease between
              Kelsey-Hayes Company and Measurement Specialties, Inc. for property in Hampton, Virginia.

   10.17++    Lease Agreement dated May 20, 1986 between Semex, Inc. and
              Pennwalt Corporation and all amendments for property in Valley
              Forge, Pennsylvania.

   10.18++    Lease Agreement dated January 10, 1986 between Creekside
              Industrial Associates and I.C. Sensors and all amendments for property in Milpitas, California.

   10.19++    Lease Agreements for property in Shenzhen, China

   10.20++    Lease dated August 4, 2000 between Kelsey-Hayes Company and
              Measurement Specialties, Inc. for property in Hampton, Virginia.

   10.21++    Amended and Restated Revolving Credit, Term Loan and Security
              Agreement dated as of February 28, 2001 among Measurement
              Specialties, Inc., Measurement Specialties UK Limited, Summit
              Bank, The Chase Manhattan Bank and First Union National Bank as agent and all amendments.

   10.22++    Agreement for the Purchase of the Share Capital of Terraillon
              Holdings Limited, dated 7

              June 2001, among Hibernia Development Capital Partners I ilp,
              Hibernia Development Capital Partners II ilp, Fergal Mulchrone and
              Chris Duggan and Andrew Gleeson and Measurement Specialties, Inc.

   10.23+ Supplemental Agreement, dated 11 July 2001, concerning the amendment of the Agreement for the Purchase of the Share Capital of Terraillon Holdings Limited, dated 7 June 2001.

   10.24+++   Asset Purchase Agreement dated July 12, 2002 by and among Elmos
              Semiconductor AG, Silicon Microstructures, Inc., Measurement
              Specialties, Inc., and IC Sensors Inc.

   10.25++++  Stock Purchase Agreement, dated as of September 18, 2002, by and between FUKUDA (Luxembourg) S.a.r.l. and Measurement Specialties,
              Inc.

   10.26      Forbearance Agreement, dated as of June     , 2002, by and among
              Wachovia Bank, National Association, for itself and as agent for
              Fleet National Bank and JP Morgan Chase Bank, Measurement
              Specialties, Inc., Measurement Specialties UK Limited., IC
              Sensors, Inc., Measurement Limited, Jingliang Electronics
              (Shenzhen) Co., Ltd. and Terraillon Holdings Limited.

   10.27      Agreement of Lease, commencing October 1, 2002, between Liberty
              Property Limited Partnership and Measurement Specialties, Inc.

   10.28      Sublease Agreement, dated August 1, 2002, between Quicksil, Inc.
              and Measurement Specialties, Inc.

   21.1+      Subsidiaries.

   23.1       Consent of Grant Thornton LLP.

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

+++ Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on August 14, 2002 and incorporated herein by reference.

++++ Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on October 7, 2002 and incorporated herein by reference.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEASUREMENT SPECIALTIES, INC.


By:   /s/ Frank Guidone                               October 28,  2002
    ---------------------
    Frank Guidone
    Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Frank Guidone                                     October 28,  2002
------------------------------------------
Frank Guidone, principal executive officer

/s/ John P. Hopkins                                   October 28,  2002
------------------------------------------
John P. Hopkins,
principal financial and accounting officer

A majority of the Board of Directors:

      /s/ Joseph R. Mallon, Jr.                       October 28,  2002
      ------------------------------------
      Joseph R. Mallon, Jr., Chairman

      /s/ Morton L. Topfer                            October 28,  2002
      ------------------------------------
      Morton L. Topfer, Vice Chairman

      /s/ John D. Arnold                              October 28,  2002
      ------------------------------------
      John D. Arnold, Director

      /s/ Damon Germanton                             October 28,  2002
      ------------------------------------
      Damon Germanton, Director

      /s/ Steven P. Petrucelli                        October 28,  2002
      ------------------------------------
      Steven P. Petrucelli, Director

      /s/ The Hon. Dan J. Samuel                      October 28,  2002
      ------------------------------------
      The Hon. Dan J. Samuel, Director

      I, Frank Guidone, certify that:

1. I have reviewed this annual report on Form 10-K of Measurement Specialties, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 28, 2002                        /s/ Frank Guidone
                                              _____________________________

                                              Name:  Frank Guidone
                                              Title:  Chief Executive Officer

      I, John P. Hopkins, certify that:

1. I have reviewed this annual report on Form 10-K of Measurement Specialties, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  October 28, 2002                  /s/ John P. Hopkins
                                         -------------------
                                         Name:  John P. Hopkins
                                         Title:  Chief Financial Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
   Measurement Specialties, Inc.

We have audited the accompanying consolidated balance sheets of Measurement Specialties, Inc. and Subsidiaries (a Delaware corporation) as of March 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Measurement Specialties, Inc. and Subsidiaries as of March 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the accompanying consolidated financial statements as of and for the year ended March 31, 2001 have been restated. The effect of the restatement is disclosed in Note 3.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company incurred a net loss of $29,047,000 during the year ended March 31, 2002 and anticipates incurring additional losses for the next several quarters. Additionally, the Company was in default of certain financial covenants in its credit agreement and the Company and its lenders have entered into a forbearance agreement which expires November 1, 2002 or earlier. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") on April 1, 2001. In addition, as disclosed in notes 2, 4 and 7, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on April 1, 2001.

We have also audited Schedule II for each of the three years in the period ended March 31, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

GRANT THORNTON LLP
New York, New York
October 9, 2002

             MEASUREMENT SPECIALTIES, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            FOR THE YEAR ENDED MARCH 31,
                                                            ----------------------------------------
($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                      2002          2001           2000
---------------------------------------------------------   ------------  ------------   -----------
                                                                          AS RESTATED
                                                                            NOTE 3
                                                                          ------------
Net sales                                                     $ 132,619      $ 101,975      $  59,997
Cost of goods sold                                               97,611         66,938         34,524
                                                              ---------      ---------      ---------
  Gross profit                                                   35,008         35,037         25,473
                                                              ---------      ---------      ---------
Operating expenses (income):
  Selling, general and administrative                            44,464         29,541         16,132
  Research and development                                        6,591          5,082          3,360
  Customer funding of research and development                   (1,784)        (4,132)        (1,611)
  Goodwill and other impairments                                  7,479           --             --
  Restructuring and other costs                                   1,413           --             --
                                                              ---------      ---------      ---------
       Total operating expenses                                  58,163         30,491         17,881
                                                              ---------      ---------      ---------

  Operating income (loss)                                       (23,155)         4,546          7,592

  Interest expense, net of interest income of $33,
       $20, and $99 in 2002, 2001, and 2000, respectively         2,681          2,634            287
  Other (income) expense                                            441           (293)            17
                                                              ---------      ---------      ---------
                                                                  3,122          2,341            304
                                                              ---------      ---------      ---------
Income (loss) before provision for income
     taxes and cumulative effect of accounting change           (26,277)         2,205          7,288

  Provision for income taxes                                      2,522          1,008          1,757
                                                              ---------      ---------      ---------

Income (loss) before cumulative effect
      of accounting change                                      (28,799)         1,197          5,531

Cumulative effect of accounting change, net of taxes               (248)          --             --
                                                              ---------      ---------      ---------

Net income (loss)                                             $ (29,047)     $   1,197      $   5,531
                                                              =========      =========      =========

Earnings (loss) per common share - Basic
    Income (loss) before cumulative effect
      of accounting change                                        (2.74)          0.15           0.73
    Cumulative effect of accounting change                        (0.02)          --             --
                                                              ---------      ---------      ---------

    Net income (loss)                                         $   (2.76)     $    0.15      $    0.73
                                                              =========      =========      =========

Earnings (loss) per common share - Diluted
    Income (loss) before cumulative effect
      of accounting change                                    $   (2.74)     $    0.13      $    0.64
    Cumulative effect of accounting change                        (0.02)          --             --
                                                              ---------      ---------      ---------

    Net income (loss)                                         $   (2.76)     $    0.13      $    0.64
                                                              =========      =========      =========

Weighted average number of common and common equivalent shares outstanding:

     Basic                                                       10,531          8,144          7,612
                                                              =========      =========      =========
     Diluted                                                     10,531          9,045          8,696
                                                              =========      =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEASUREMENT SPECIALTIES, INC.
                   CONSOLIDATED BALANCE SHEETS

                                                                       MARCH 31,
                                                               -----------------------
($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                        2002         2001
--------------------------------------------------------       --------    ----------
                                                                           AS RESTATED
ASSETS                                                                      NOTE 3
                                                                           -----------
CURRENT ASSETS:
  Cash and cash equivalents                                     $ 4,542     $   593
  Accounts receivable, trade, net of allowance for doubtful
       accounts of $1,004 and $914, respectively                 19,914      14,902
  Inventories                                                    22,969      24,362
  Deferred income taxes                                            --         2,129
  Refundable income taxes                                         1,146        --
  Prepaid expenses and other current assets                       2,477       1,137
                                                                -------     -------
    TOTAL CURRENT ASSETS                                         51,048      43,123
                                                                -------     -------

PROPERTY AND EQUIPMENT                                           35,851      29,598
  Less accumulated depreciation and amortization                 17,506      12,529
                                                                -------     -------
                                                                 18,345      17,069
                                                                -------     -------

OTHER ASSETS:

  Goodwill, net of accumulated amortization
     of $483 and $963, respectively                               8,265      11,412
  Trademark                                                       9,549        --
  Deferred income taxes                                            --         2,055
  Other assets, net                                               2,405       3,820
                                                                -------     -------
                                                                 20,219      17,287
                                                                -------     -------
       TOTAL ASSETS                                             $89,612     $77,479
                                                                =======     =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEASUREMENT SPECIALTIES, INC.

                   CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 31,
                                                         --------------------------
($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                    2002          2001
--------------------------------------------------       -----------    -----------
                                                                        AS RESTATED
LIABILITIES  AND  SHAREHOLDERS'  EQUITY                                   NOTE 3
                                                                        -----------
CURRENT LIABILITIES:
  Current portion of long term debt                       $ 32,758      $ 36,736
  Accounts payable                                          19,252        13,713
  Accrued compensation                                       2,070         2,529
  Accrued acquisition costs                                   --             604
  Accrued expenses and other current liabilities             7,287         4,999
                                                          --------      --------
    TOTAL CURRENT LIABILITIES                               61,367        58,581
                                                          --------      --------

OTHER LIABILITIES:
  Long term debt, net of current portion                       249          --
  Other liabilities                                          1,169         1,181
                                                          --------      --------
                                                             1,418         1,181
                                                          --------      --------
    TOTAL LIABILITIES                                       62,785        59,762
                                                          --------      --------

COMMITMENTS AND CONTINGENCIES

Shareholders' equity
  Serial preferred stock;

     221,756 shares authorized; none outstanding              --            --
  Common stock, no par; 20,000,000 shares authorized;
     shares issued and outstanding 11,864,958 and
     8,333,340, respectively                                 5,502         5,502
  Additional paid-in capital                                42,346         3,769
  Accumulated (deficit) retained earnings                  (20,586)        8,461
  Other comprehensive loss                                    (435)          (15)
                                                          --------      --------
    TOTAL SHAREHOLDERS' EQUITY                              26,827        17,717
                                                          --------      --------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 89,612      $ 77,479
                                                          ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            MEASUREMENT SPECIALTIES, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
         FOR THE YEARS ENDED MARCH 31, 2002, 2001, AND 2000

                                                                             Retained         Other
                                                               Additional    Earnings         Compre-                  Compre-
                                                    Common     paid-in     (Accumulated       hensive                   hensive
($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)            stock     capital       Deficit)           Loss        Total    Income (Loss)
-----------------------------------------------   ---------    ---------     --------        ---------   ----------  -------------
Balance, April 1, 1999                            $  5,502     $    308       $  1,733       $     (1)    $  7,542
   Comprehensive income, March 31, 2000:
    Net income                                        --           --            5,531           --          5,531     $  5,531
                                                                                                                       --------
   Comprehensive income                                                                                                $  5,531
                                                                                                                       ========
Tax benefit on exercise of options                    --            610           --             --            610
652,266 common shares issued upon
    exercise of options                               --          1,124           --             --          1,124
                                                  --------     --------       --------       --------     --------
Balance, March 31, 2000                              5,502        2,042          7,264             (1)      14,807
   Comprehensive income, March 31, 2001:
    Net income, as restated (Note 3)                  --           --            1,197           --          1,197     $  1,197
    Currency translation adjustment                   --           --             --              (14)         (14)         (14)
                                                                                                                       --------
   Comprehensive income, as restated (Note 3)                                                                           $  1,183
                                                                                                                       ========
Tax benefit on exercise of options                    --            924           --             --            924
353,500 common shares issued upon
    exercise of options                               --            803           --             --            803
                                                  --------     --------       --------       --------     --------
Balance, March 31, 2001, as restated (Note 3)        5,502        3,769          8,461            (15)      17,717
   Comprehensive income, March 31, 2002:
    Net (loss)                                        --           --          (29,047)          --        (29,047)    $(29,047)
    Currency translation adjustment                   --           --             --             (420)        (420)        (420)
                                                                                                                       --------
   Comprehensive (loss)                                                                                                $(29,467)
                                                                                                                       ========
Reversal of tax benefit on exercise of options        --         (1,534)          --             --         (1,534)
2,530,000 common shares issued in secondary
    offering, net of expenses                         --         30,874           --             --         30,874
503,692 common shares issued upon acquisition         --          6,800           --             --          6,800
182,434 common shares issued upon
   exercise of options                                --            429           --             --            429
315,492 common shares issued
    in private placement                              --          2,008           --             --          2,008
                                                  --------     --------       --------       --------     --------
BALANCE, MARCH 31, 2002                           $  5,502     $ 42,346       $(20,586)      $   (435)    $ 26,827
                                                  ========     ========       ========       ========     ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       MEASUREMENT SPECIALTIES, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               MARCH 31,
                                                                ----------------------------------------
($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                         2002           2001             2000
----------------------------------------------------------      --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:                                         AS RESTATED
                                                                                NOTE 3
                                                                              ----------
  Net income (loss)                                             $(29,047)       $  1,197        $  5,531
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                4,977           2,841           2,083
      Deferred rent                                                  126             178            --
      Goodwill and other impairments                               7,479            --              --
      Provision for writedown of assets                              458            --              --
      Provision for doubtful accounts                              1,158             698              (8)
      Provision for warranty                                          85             380              17
      Loss on disposal of assets                                      --            --              --
      Reversal of tax benefit on exercise of options              (1,534)           --              --
      Deferred income taxes                                        2,650            (947)              8
      Tax benefit on exercise of stock options                      --               924             610
      Net changes in operating assets and liabilities,
        net of effect of acquisitions:
        Accounts receivable, trade                                    84          (3,146)         (1,020)
        Inventories                                                8,882         (10,672)         (3,417)
        Prepaid expenses and other current assets                 (1,375)           (455)           (324)
        Other assets                                               1,291            (513)           (151)
        Accounts payable, trade                                   (1,071)         (3,227)         (1,117)
        Accrued expenses and other liabilities                     1,156             112           2,137
                                                                --------        --------        --------
    Net cash (used in) provided by operating activities           (9,940)         (5,727)          8,129
                                                                --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment                             (2,366)         (5,653)         (2,510)
  Purchases of intangible assets                                    --               (40)         (1,121)
  Acquisition of businesses, net of cash acquired                (10,669)        (17,408)        (12,368)
                                                                --------        --------        --------
    Net cash used in investing activities                        (13,035)        (23,101)        (15,999)
                                                                --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings under bank line of credit agreement                  23,632          14,736            --
  Repayments under bank line of credit agreement                 (14,935)           --              --
  Repayments under capital lease obligations                        (597)           --              --
  Proceeds from long term debt                                      --            25,000          10,000
  Repayments of long term debt                                   (13,836)        (13,000)         (3,800)
  Payment of deferred financing costs                               (231)           --              (283)
  Proceeds from exercise of options and warrants                     429             803           1,124
  Proceeds from issuance of common stock, net of expenses         32,882            --              --
                                                                --------        --------        --------
    Net cash provided by (used in) financing activities           27,344          27,539           7,041
                                                                --------        --------        --------

Effect of exchange rates                                            (420)           --              --
                                                                --------        --------        --------

Net change in cash and cash equivalents                            3,949          (1,289)           (829)
Cash and cash equivalents, beginning of year                         593           1,882           2,711
                                                                --------        --------        --------
Cash and cash equivalents, end of year                          $  4,542        $    593        $  1,882
                                                                ========        ========        ========
Supplemental Cash Flow Information:
Cash paid during the period for:
  Interest                                                      $  2,818        $  2,409        $    368
  Taxes                                                              621             817             681
Non-cash transactions:
  Common stock issued in connection with acquisition               6,800            --              --
  Capital lease obligation for equipment                           2,007            --              --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Notes to Consolidated Financial Statements

MARCH 31, 2002

($ IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  DESCRIPTION OF BUSINESS AND LIQUIDITY:

Description of business:

Measurement Specialties, Inc., a New Jersey Corporation, ("MSI" or "the Company") is a designer and manufacturer of sensors and sensor-based consumer products. The Company produces a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics, including pressure, motion, force, displacement, angle, flow and distance. The Company has a Sensor segment and a Consumer Products segment. The Sensor segment designs and manufactures sensors for leading original equipment manufacturers for electronic, automotive, medical, military and industrial applications. Sensor products include pressure sensors, custom microstructures and accelerometers. The Consumer Products segment designs and manufactures sensor based consumer products which are sold to leading retailers and distributors in both the United States and Europe. Consumer products include bathroom and kitchen scales, tire pressure gauges, and distance estimators (see Note 17).

Current Developments:

In February 2002, the Company, at its own initiative, contacted the staff of the SEC after discovering that our former Chief Financial Officer made the misrepresentation to senior management, the Board and our auditors that a waiver of our covenant default under our credit agreement had been obtained when the lenders had, in fact refused to grant such a waiver. Since February 2002, the Company and a Special Committee formed by our Board of Directors have been cooperating with the staff of the SEC. In June 2002, the staff of the Division of Enforcement of the SEC informed the Company that it is conducting a formal investigation relating to matters reported in our quarterly report on Form 10-Q for the quarter ended December 31, 2001. We cannot predict how long the SEC investigation will continue or its outcome.

Liquidity and Going Concern:

The Company has incurred a net loss of approximately $29,047 for the year ended March 31, 2002, and anticipates incurring additional losses for the next several quarters. From September 30, 2001 through March 31, 2002, the Company was in default of certain financial covenants in its credit agreement and as a result of the restatement of previously issued financial statements the Company was also in default of certain financial covenants for earlier periods. The Company sought, but did not obtain, a waiver of such events of default from its lenders. As described in Note 8, the Company and its lenders have entered into a forbearance agreement which expires November 1, 2002 or earlier.

As a result of the significant losses for the last several reporting periods and the Company's inability to make the required payments under the Company's loan agreement, management and the Board of Directors approved a restructuring program with the aim of reducing costs, streamlining operations and generating cash to repay the Company's lenders. As of March 31, 2002, excluding the effects of Terraillon and Schaevitz UK, the Company has reduced its workforce by 138 employees as compared to its workforce as of June 30, 2001. Additionally, as of September 30, 2002, the Company has reduced its workforce by an additional 49 employees as compared to its workforce as of March 31, 2002. In addition, the Company (i) discontinued its operations in the United Kingdom, (ii) sold the assets related to its silicon wafer fab manufacturing operations in Milpitas, California, which were part of the Company's IC Sensors division for approximately $5,250 in July 2002, and (iii) sold all of the outstanding stock of Terraillon Holdings Limited, the Company's European subsidiary, that it purchased in August 2001, for approximately $22,300. Approximately $2,282 of the purchase price will be held in escrow until January 24, 2003 to secure payment of certain purchase price adjustments, if any (see
Note 20).

The Company is currently in the process of responding to the claims made in the class action lawsuit (see Note 16). The Company intends to defend the foregoing lawsuit vigorously, but cannot predict the outcome and is not currently able to evaluate the likelihood of its success or the range of potential loss, if any. However, if the Company were to lose this lawsuit, the judgment would likely have a material adverse effect on its consolidated financial position, results of operations and cash flows. The Company has Directors and Officers insurance policies that provide an aggregate coverage of $10,000, for the period during which the lawsuit was filed, but cannot evaluate at this time whether such coverage will be available or adequate to cover losses, if any, arising out of this lawsuit.

The Company is also subject to a formal investigation conducted by the Division of Enforcement of the United States Securities and Exchange Commission related to matters reported in the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2001. The United States Attorney for the District of New Jersey is also conducting an inquiry into the matters being investigated by the SEC. In addition, the trading of the Company's common stock on the American Stock Exchange ("AMEX") has been suspended and the Company has received a letter from the AMEX indicating that the Company is no longer in compliance with AMEX listing requirements. The Company has appealed this determination.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has been pursuing and will continue to pursue, among other initiatives, i) refinancing existing bank debt, ii) seeking additional sales opportunities within its core business, iii) reducing expenses to a level that would provide the Company with sufficient cash flow to meet its obligations, iv) additional equity investments, v) sales of assets and/or vi) a combination of any of the foregoing. Although there can be no assurances that the Company will be able to achieve any of the foregoing initiatives, the financial statements included in this report do not contain any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation:

The consolidated financial statements include the accounts of MSI and its wholly-owned subsidiaries (the "Subsidiaries"): Measurement Limited, organized in Hong Kong ("ML"); Jingliang Electronics (Shenzhen) Co. Ltd. ("JL"), organized in the People's Republic of China ("China"); IC Sensors Inc. ("IC Sensors"); Measurement Specialties, U.K. Limited ("Schaevitz, UK"), organized in the United Kingdom; and Terraillon Holdings Limited, organized in Ireland, and its wholly-owned subsidiaries ("Terraillon"); all collectively referred to as the "Company." As discussed in Note 4, on August 7, 2001, the Company acquired the stock of Terraillon Holdings Limited; on February 14, 2000, acquired the stock of IC Sensors from PerkinElmer Inc.; and on August 4, 2000, acquired certain assets and assumed certain liabilities of the Schaevitz Sensors business based in Virginia and the United Kingdom (collectively "Schaevitz") from TRW Components, Inc. (TRW). Results of operations of acquired subsidiaries are included in the consolidated results of operations from their date of acquisition. All significant intercompany balances and transactions have been eliminated.

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

Cash equivalents:

The Company considers highly liquid investments with maturities of up to three months, when purchased to be cash equivalents.

Fair value of financial instruments and derivative financial instruments:

Cash equivalents and short-term debt are carried at cost, which approximates fair value due to the short-term nature of such instruments.

During the year ended March 31, 2002, an aggregate of $315 was reflected in the income statement relating to the interest rate swap. Of such amounts, $248 was reflected as a cumulative effect of adoption of an accounting principle and $67 was reflected as interest expense.

During the year ended March 31, 2002, $50 was reflected as a reduction of cost of goods sold for the value of the foreign currency options and contracts that do not qualify for hedges.

Inventories:

Inventories are stated at the lower of cost or estimated market value. The FIFO (first-in, first-out) method is utilized to determine cost for the Company's inventories.

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

Income taxes:

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of existing assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

Realized foreign currency transaction gains and losses are included in operations.

Intangible assets:

Goodwill represents the excess of cost over the net tangible and identifiable assets of acquired businesses. Effective April 1, 2001, goodwill and certain identifiable intangible assets with indefinite useful lives, primarily trademarks, are no longer being amortized in accordance with SFAS No. 142, as more fully described below under Recent Accounting Pronouncements. Other identifiable intangible assets with finite useful lives are amortized over a period of 3 to 5 years.

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

Certain consumer products are sold under "private label" arrangements with various distributors. Such products are manufactured to the distributor's specifications. The Company is not responsible for the ultimate sale to third party customers and therefore records revenue upon shipment to the distributor.

Classification of certain costs

Shipping and handling costs are recorded in cost of sales. Promotional and other consideration provided to customers is reflected as a reduction in revenue.

Advertising Costs:

Advertising costs are included in selling, general and administrative expenses and are expensed when the advertising or promotion is published or presented to customers. Advertising expenses for the years ended March 31, 2002, 2001 and 2000 were approximately $1,243, $967 and $735, respectively.

Research and development:

Research and development expenditures are expensed as incurred. Customer funding is recognized as a reduction in research and development expense when earned.

Warranty reserve:

The Company's products generally are marketed under warranties to end users of up to ten years. The Company provides for estimated product warranty obligations at the time of sale, based on its historical warranty claims experience and assumptions about future warranty claims. This estimate is susceptible to changes in the near term based on introductions of new products, product quality improvements and changes in end user application and/or behavior.

Comprehensive income (loss):

Comprehensive income (loss) consists of net earnings or loss for the period and the impact of unrealized foreign currency translation adjustments.

Stock based compensation:

As permitted by SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25") in accounting for its employee stock options. Under APB 25, when the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has presented the additional pro forma disclosures required by SFAS 123, in Note 15.

Derivative Instruments:

The Company utilizes derivative financial instruments to reduce interest rate and foreign currency risks. The Company does not hold or issue derivative financial instruments for trading purposes. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 2000 by SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The Company adopted SFAS 133, as amended, as of April 1, 2001. The cumulative effect of the adoption of the accounting principle was $248. The fair value of the swap at March 31, 2002 was included in accrued expenses.

The Company manages exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of forward exchange contracts or currency options. The Company enters into forward exchange contracts and foreign currency options to hedge anticipated transactions. Gains and losses on forward exchange contracts are charged to cost of sales because they do not qualify as hedges. The fair value of the contracts held at March 31, 2002 are included in prepaid expenses and other current assets.

Pro forma income before cumulative effect of change in accounting principle, net income (loss) and related diluted earnings per common share amounts as if SFAS 133 had been in effect for the years ended March 31, 2001 and 2000 are as follows:


                                  For the Year Ended March 31,
                                     2001            2000
                                  -----------      -----------
Net income
    As reported                    $   1,197       $   5,531
    Pro forma                            949           5,526

Net income per diluted share
    As reported                    $    0.15       $    0.73
    Pro forma                           0.12            0.73

Reclassifications:

Certain reclassifications have been made to conform prior years to the current year's presentation.

Recent accounting pronouncements:

On July 29, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of this standard.

The Company's current policy is to accrue restructuring and other costs at commitment date of a plan in accordance with the provisions of Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." Accordingly, the Company has provided for certain restructuring costs during the year ended March 31, 2002 and expects to provide for additional costs during the first quarter of fiscal 2003 (see notes 4 and 20).

In 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The Statement rescinds SFAS No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item net of related income tax effect. SFAS No. 145 also amends Statement 13 to require that certain lease modifications having economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company is required to implement this standard for transactions occurring after May 15, 2002 and do not expect this Statement will have a material effect on our financial position or results of operations. The Company will implement the provisions related to the rescission of SFAS No. 4 in the first quarter of fiscal 2003.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company is required to implement SFAS No. 144 on April 1, 2002. The Company does not expect this standard to have a material impact on its consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated assets' retirement costs. The Company is required to implement SFAS No. 143 on April 1, 2003. The Company does not expect this standard to have a material impact on its consolidated financial position or results of operations.

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective April 1, 2001. Under SFAS 142, goodwill is not amortized but is tested for impairment on an annual basis. The impairment test is a two step process. The first step identifies potential impairment by comparing an entity's fair value (including goodwill) to its carrying amount. If the entity's carrying amount exceeds its fair value, a second step is performed which compares the fair value of the entity's goodwill to the carrying amount of that goodwill. If the carrying amount of goodwill exceeds the fair value, an impairment loss is recognized. Upon adoption, any impairment loss identified is presented as a change in accounting principle and recorded as of the beginning of the fiscal year of adoption. After adoption, any impairment loss recognized is recorded as a charge to income from operations. In connection with its restructuring program, the Company performed additional impairment tests, which resulted in an impairment charge of $7,194 for the quarter ended March 31, 2002. Refer to Note 7, Goodwill for further discussions of the impact of SFAS 142 on the Company's financial position and results of operations.

The Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), effective July 1, 2001. SFAS 141 addresses the accounting and reporting requirements for business combinations. This statement requires that all business combinations be accounted for under the purchase method, as well as some additional disclosures. SFAS 141 is effective for all business combinations completed after June 30, 2001.

In April 2001, the Company adopted EITF No. 00-09 "Consideration Given by a Vendor to a Customer," which specified the accounting for and classification of coupons and promotional items. Accordingly, volume rebates and co-operative advertising costs are classified as reductions in revenue. Previously, these costs were included in sales and marketing expense. The financial statements for the applicable periods in the year ended March 31, 2001 have been reclassified to conform to the current period's classifications.

3.  RESTATEMENT:

Based on the advice of its auditors and discussion with the Securities and Exchange Commission, the Company determined it was necessary to conduct a thorough re-examination of its historical determination of inventory values and cost of goods sold. As a result of additional procedures employed, a number of errors in the Company's historical inventory valuation relating to the absorption of manufacturing costs were discovered. Each of the Company's business units experienced various types of calculation and application errors. These errors varied by quarter, type and cause. The errors and causes thereof are included in the following general categories:

   - Failure to analyze and account for standard cost variances properly and on a timely basis;

   - Failure to use readily available accounting and costing records to determine manufacturing costs;

   -  Inclusion of inappropriate expenses in inventory cost pools;

   - Apparent mathematical errors (including amounts used in calculations that could not be reconciled to our underlying accounting records);

   -  Failure to adjust inventories to the lower of cost or market; and

   - Use of inconsistent parameters to determine cost pools that relate to inventory at each reporting period.

Accordingly, the Company has restated its financial statements for the fiscal year ended March 31, 2001 and the Company's previously issued selected financial information for each of the quarterly periods in the fiscal year ended March 31, 2001 and the first three quarters in the fiscal year ended March 31, 2002. The effect of the restatement was a reduction of our previously reported inventory values and operating income and a corresponding increase to costs of goods sold aggregating approximately $8,200 for the fiscal year ended March 31, 2001.


In connection with the restatement and due in part to the cessation of operations of Arthur Andersen LLP, the previous auditors of our financial statements for the fiscal year ended March 31, 2001, the Company requested our current auditors to conduct a reaudit of the financial statements for the fiscal year ended March 31, 2001. The reaudit resulted in the following additional adjustments: reclassification of certain costs included in selling, general, and administrative expenses to revenue for $1,009; acceleration of amortization of deferred financing costs relating to the company's bank loan in the amount of $667; expensing of unallocated acquisition costs of $439; straight-lining of lease expense in accordance with SFAS No. 13 in the amount of $178; and certain other adjustments. As a result of all the above adjustments, the Company recalculated its tax provision resulting in a benefit of $1,821.

                                                         FISCAL YEAR ENDED
                                                          MARCH 31, 2001
                                                   -------------------------
                                                   AS PREVIOUSLY       AS
                                                     REPORTED       RESTATED
                                                   -------------    --------
Consolidated statements of operations data:
Sales                                                $103,095       $101,975
Cost of goods sold                                     58,782         66,938
Gross profit                                           44,313         35,037
Selling, general and administrative expenses           29,232         29,541
Income before provision
    for income taxes                                   11,790          2,205
Provision for income taxes                              2,829          1,008
Net income                                              8,961          1,197
Earnings per common share
    Basic                                            $   1.10       $   0.15
    Diluted                                              0.99           0.13

Consolidated balance sheet data:
Accounts receivable, net                             $ 14,935       $ 14,902
Inventories                                            31,868         24,362
Deferred income taxes, current                          2,180          2,129
Goodwill                                               12,606         11,412
Other assets                                            3,894          3,820
Accrued expenses and other current liabilities          6,221          4,999
Accrued compensation                                    2,579          2,529
Other liabilities                                       1,003          1,181
Accumulated retained earnings                          16,225          8,461
Stockholders' equity                                   25,481         17,717


See Note 19, Quarterly Financial Information (Unaudited) for selected restated quarterly information for fiscal 2001 and fiscal 2002.

4.  ACQUISITIONS/DISPOSITIONS:

Terraillon. In August 2001, the Company acquired all of the outstanding shares of Terraillon Holdings Limited ("Terraillon"), a European manufacturer of branded consumer bathroom and kitchen scales. As a result of the acquisition, the Company expected to add new technologies, diversify our product mix, and expand distribution channels. The acquisition was accounted for as a purchase, and accordingly, the consolidated financial statements include operations of Terraillon from the date of acquisition. The aggregate purchase price was $17,468 and included $10,320 in cash, the issuance of 503,692 in shares of restricted Company common stock valued at $6,800 based on the closing market price on the date of acquisition of $13.50 per share, and closing costs of $348. The purchase price allocation of assets purchased and liabilities assumed was based on management's estimate of fair values at the date of acquisition. The excess of the purchase price over the net assets acquired of $13,551 was assigned to indefinite life trademarks of $9,477 and to goodwill of $4,074 in accordance with SFAS No. 141. All of the intangibles have been allocated to the consumer segment. The Company financed the acquisition through the use of proceeds of an underwritten offering of its common stock, which is described in Note 9. Included in the liabilities assumed below is a liability of approximately $1,404 for severance and related costs from the closure of Terraillon's manufacturing plant in Sligo, Ireland. All employees at such facility were terminated in November, 2001. At March 31, 2002, there is no remaining liability. The Company is obligated to file a registration statement to register the resale of the 503,692 restricted shares issued to the seller.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets                                         $ 13,868
Property, plant, and equipment                            2,338
Trademark                                                 9,477
Goodwill                                                  4,074
                                                       --------
    Total assets acquired                                29,757
                                                       --------
Current liabilities (including

  severance liability of $1,404)                         12,289
                                                       --------
    Net assets acquired                                $ 17,468
                                                       ========

The value assigned to the trademark was based upon a third-party valuation and is not subject to amortization.

The following unaudited pro forma consolidated results of operations for the period assumes the Terraillon acquisition had occurred as of April 1, 2000, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had Terraillon been operated as part of the Company since April 1, 2000.

                                                                           Year Ended March 31,
                                                                     ------------------------------
                                                                       2002               2001
                                                                     ------------      ------------
                                                                                        As Restated
                                                                                          Note 3
                                                                                       ------------
                                                                               (unaudited)
Net sales                                                            $   146,877        $   144,749
Net (loss) before cumulative effect
   of change in accounting principle                                 $   (29,394)       $      (587)
Cumulative effect of change in accounting principle                         (248)              --
                                                                     -----------        -----------
      Net (loss)                                                     $   (29,642)       $      (587)
                                                                     ===========        ===========
(Loss) per common share - basic
   (Loss) before cumulative effect of accounting change              $     (2.79)       $     (0.07)
   Cumulative effect of accounting change                                  (0.02)              --
                                                                     -----------        -----------
      Net (loss)                                                     $     (2.81)       $     (0.07)
                                                                     ===========        ===========

(Loss) per common share - diluted
   (Loss) before cumulative effect of accounting change              $     (2.79)       $     (0.07)
   Cumulative effect of accounting change                                  (0.02)              --
                                                                     -----------        -----------
      Net (loss)                                                     $     (2.81)       $     (0.07)
                                                                     ===========        ===========

In September 2002, the Company sold the stock of Terraillon (see Subsequent Events, Note 20).

Schaevitz. In August 2000, the Company acquired Schaevitz(TM) Sensors ("Schaevitz") from TRW Components, Inc. Schaevitz designs and manufacturers a variety of tilt, displacement, and pressure transducers and transmitters in the United States and Europe which are sold worldwide. The acquisition was accounted for as a purchase, and accordingly, the consolidated financial statements include operations of Schaevitz from the date of acquisition. The aggregate cash paid was $17,860 (including payment to TRW Components Inc. of $16,775 and closing costs of $1,085). The excess of the purchase price over the net assets acquired (principally goodwill) of $6,998 was being amortized over 15 years (prior to implementation of SFAS 142, as more fully described in Note 1). The transaction was financed with a term loan issued by a syndicate of lending institutions led by the Company's principal bank. Net assets acquired were $10,862, consisting of the fair value of assets acquired of $13,991 less liabilities assumed of $3,129.

The following unaudited pro forma consolidated results of operations for the period assumes the Schaevitz acquisition had occurred as of April 1, 1999, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had Schaevitz been operated as part of the Company since April 1, 1999.

                                          YEAR ENDED MARCH 31,
                                          2001          2000
                                      ------------    ---------
                                      AS RESTATED
                                        NOTE 3
                                      -----------
                                                  (unaudited)
Net sales                              $110,933       $   83,801
Net income (loss)                           479            4,855
Earnings (loss) per common share
            Basic                      $   0.06       $     0.64
                                       ========       ==========
            Diluted                    $   0.05       $     0.56
                                       ========       ==========

At March 31, 2002, as a result of the planned liquidation of Schaevitz UK, we recorded an impairment charge of $3,062 relating to goodwill allocated to the Schaevitz UK operation. In addition, based upon the results of the tests defined in SFAS 142, goodwill in the amount of $3,625 (see Note 7) remaining from this acquisition was determined to be impaired and written off during the fourth quarter of fiscal 2002.

IC Sensors. On February 14, 2000, the Company acquired IC Sensors, Inc. from PerkinElmer, Inc. IC Sensors designs, manufactures and markets micromachined silicon pressure sensors, accelerometers and microstructures. The acquisition was accounted for as a purchase, and accordingly, the consolidated financial statements include the operations of IC Sensors from the date of acquisition. The aggregate cash paid was $12,368 (including payment to PerkinElmer of $12,000 and closing costs of $368). The excess of the purchase price over the net assets acquired (principally goodwill) of $3,177 was being amortized over 15 years (prior to implementation of SFAS 142, as more fully described in Note 1). The transaction was financed with a term loan issued by a syndicate of lending institutions led by the Company's principal bank. Net assets acquired were $9,191 consisting of the fair value of assets acquired of $10,451 less liabilities assumed of $1,260. In connection with the acquisition of IC Sensors Inc., the Company recorded a liability of approximately $350 for severance and related costs. As of March 31, 2002 these costs have been paid.

The following unaudited pro forma consolidated results of operations for the period assumes the IC Sensors acquisition had occurred as of April 1, 1999, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had IC Sensors been operated as part of the Company since April 1, 1999.

                                YEAR ENDED
                              MARCH 31, 2000
                              ------------
                               (unaudited)
Net sales                       $   70,727
Net income                           1,320
Earnings per common share
            Basic               $     0.17
                                ==========
            Diluted             $     0.15
                                ==========


As discussed in Note 20, the assets related to the silicon wafer fab manufacturing operations of IC Sensors were sold during July 2002.

Exeter. On January 5, 2000 the Company acquired, for cash, certain assets comprising the ultrasonic garage parking system business of Exeter Technologies, Inc. Pursuant to the acquisition agreement, the Company made an initial payment of $625 and is required to pay additional consideration based upon future sales. The additional consideration is equal to 15% of net sales in year one, 10% in year two and 5% in year three. No payments are to be made after year three. The acquisition was accounted for under the purchase method of accounting. Net assets acquired were $469, consisting of the fair value of the assets acquired of $625 and liabilities assumed of $156. Goodwill of $956 was being amortized over 7 years prior to adoption of SFAS 142. During September 2001, we discontinued this product line and wrote off the remaining goodwill in the amount of $779.

5.  INVENTORIES

Inventories are summarized as follows:

                             March 31,
                      ------------------------
                        2002         2001
                      --------     -----------
                                   As Restated
                                     Note 3
                                   -----------
Raw materials         $ 7,367       $ 9,431
Work in process         2,763         3,266
Finished goods         12,839        11,665
                      -------       -------
                      $22,969       $24,362
                      =======       =======


6.  PROPERTY AND EQUIPMENT:

Property and equipment are summarized as follows:

                                                                         March 31,
                                                        ----------------------------------------
                                                           2002       2001         Useful Life
                                                        ----------  --------    ----------------
Production machinery and equipment                       $ 22,017   $ 19,582         5-7 years
Tooling costs                                               3,765      2,022         5-7 years
Furniture and equipment                                     5,537      3,694        3-10 years
                                                                                  Remaining term
Leasehold improvements                                      3,329      3,148       of the lease
Construction in progress                                    1,203      1,152             -
                                                         --------   -------
     Total                                                 35,851     29,598
Less: accumulated depreciation and
     amortization                                         (17,506)   (12,529)
                                                         --------   --------
                                                         $ 18,345   $ 17,069
                                                         ========   ========


Depreciation expense was $4,303, $2,655, and $1,744 for the years ended March 31, 2002, 2001, and 2000, respectively.

7. GOODWILL

The Company adopted SFAS 142 effective April 1, 2001 and discontinued amortizing goodwill. The changes in the carrying value of goodwill for the years ended March 31, 2002 and 2001 are as follows:

                                    SENSORS         CONSUMER         TOTAL
                                    --------        --------        --------
Balance as of March 31, 2000        $  4,687        $    914        $  5,601
Purchase business combination          6,558            --             6,558
Goodwill amortization                   (612)           (135)           (747)
                                    --------        --------        --------
Balance as of March 31, 2001          10,633             779          11,412
Purchase business combination           --             4,074           4,074
Impairment loss                       (6,415)           (779)         (7,194)
Other                                    (27)           --               (27)
                                    --------        --------        --------
Balance as of March 31, 2002        $  4,191        $  4,074        $  8,265
                                    ========        ========        ========


During the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003, the Company, after considering ongoing operating losses, approved a restructuring program. As a result of the Company's evaluation of its businesses and its restructuring plan, management, with the assistance of valuation experts, performed impairment tests for the Company's reporting units and concluded that impairment charges were required for certain reporting units. The impairments related primarily to the Company's Schaevitz and Schaevitz, UK reporting units. In addition to goodwill, an impairment of $285 was provided for patents.

The following table provides comparative disclosure of adjusted net income excluding goodwill amortization expense, net of taxes, for the periods presented:

                                                                    FOR THE YEARS ENDED MARCH 31,
                                                              ----------------------------------------
                                                              2002            2001           2000
                                                            --------        --------       --------
                                                                           As Restated
                                                                              Note 3
                                                                           -----------
Income (loss) before cumulative
    effect of accounting changes, as reported               $(28,799)        $1,197        $5,531
Goodwill Amortization                                             --            747           146
                                                            --------         ------        ------
Income (loss) before cumulative
    effect of accounting changes, as adjusted                (28,799)         1,944         5,677

Net income (loss), as reported                               (29,047)         1,197         5,531
Goodwill Amortization                                             --            747           146
                                                            --------         ------        ------

Net income (loss), as adjusted                              $(29,047)        $1,944        $5,677
                                                            ========         ======        ======
Income (loss) before cumulative effect
    of accounting change per share

    Basic, as reported                                      $  (2.74)        $ 0.15        $ 0.73
    Goodwill Amortization                                         --           0.09          0.02
                                                            --------        -------        ------

    Basic, as adjusted                                      $  (2.74)        $ 0.24        $ 0.75
                                                            ========         ======        ======

    Diluted, as reported                                       (2.74)          0.13          0.64
    Goodwill Amortization                                         --           0.08          0.01
                                                            --------         ------        ------

    Diluted, as adjusted                                    $  (2.74)        $ 0.21        $ 0.65
                                                            ========         ======        ======

Earnings (loss) per share
    Basic net income (loss) per share,                      $  (2.76)        $ 0.15        $ 0.73
       as reported
    Goodwill Amortization                                         --         $ 0.09        $ 0.02
                                                            --------         ------        ------
    Net income (loss) per share, as adjusted                $  (2.76)        $ 0.24        $ 0.75

    Diluted net income (loss) per share,
       as reported                                          $  (2.76)        $ 0.13        $ 0.64
    Goodwill amortization                                         --           0.08          0.01
                                                            --------         ------        ------

    Diluted net income (loss) per share, as adjusted        $  (2.76)        $ 0.21        $ 0.65
                                                            ========         ======        ======


8.  LONG-TERM DEBT:

Long-term debt is summarized as follows:

                                                                  MARCH 31,
                                                            ---------------------
                                                              2002         2001
                                                            -------       ------
Borrowings under bank line of credit                        $20,899       $14,736
Term loan                                                     8,164        22,000
Bank loans - Terraillon                                       2,534          --
Other, principally capital lease obligations                  1,410          --
                                                            -------       -------
    Total long-term debt                                     33,007        36,736
Less: current portion                                        32,758        36,736
                                                            -------       -------
Long-term portion (foreign capital lease obligations)       $   249       $  --
                                                            =======       =======


Bank loans. In connection with the acquisition of Schaevitz, the Company repaid the then outstanding balance of a previous term loan and entered into a $25,000 term loan agreement with a syndicate of lending institutions led by the Company's principal bank. The term loan originally bore interest at a LIBOR rate plus 3.25% (6.67% and 8.13% as of March 31, 2002 and 2001, respectively). The term loan required quarterly principal payments of $1,000 through 2007. The term loan is collateralized by a senior security interest in substantially all of the Company's assets. Additional principal payments were required from a portion of the net proceeds of any issuance of additional equity sales. During August 2001, there was a mandatory prepayment of $9,169 as a result of funds received in a public offering of common stock (see Note 9).

In August 2000, February 2001 and September 6, 2001, the Company renegotiated its bank line of credit. As of March 31, 2002, the maximum amount available amount under the revolving credit portion of the facility was $23,000 which included an excess line of credit of $6,000 which was scheduled to expire on March 31, 2002. The Company had been unable to make the mandatory payments required by the loan agreement to repay this excess amount. The Company also had availability under the revolving credit portion of the line of credit to borrow up to the Pounds Sterling equivalent of $3,500 U.S. dollars. Borrowings under the line of credit were limited to the calculation of "availability" defined as sum of eligible Accounts Receivable and Inventory, as defined, and are collateralized by a senior security interest in substantially all the Company's domestic and U.K. assets. Borrowings bore interest at a maximum of the lesser of the bank's prime rate plus 1.00% or LIBOR plus 2.75% (7.75% as of March 31, 2002). If the Company achieved certain financial ratios (which did not occur), the lowest rate became the lesser of the bank's prime rate plus 0.50% or a LIBOR rate plus 2.25%. Upon an event of a default under the credit agreement, the interest rate became the lesser of the bank's prime rate plus 3% or LIBOR plus 4.75%. The agreement required annual payment of a commitment fee equal to 0.375% of the unutilized available balance. As of March 31, 2002, borrowings under the line of credit exceeded availability as defined above by approximately $8,864.

Debt covenants required the Company to maintain certain fixed charge coverage ratios and other ratios. Additionally loan agreement required the lenders' consent for the payment of dividends, acquisitions, and divestitures. Because of the Company's inability to comply with certain financial covenants contained in its credit agreement with respect to the fiscal quarters ended September 30, 2001, December 31, 2001, and March 31, 2002, events of default have occurred and are continuing under the credit agreement. The Company sought, but did not obtain, a waiver of such events of default from its lenders. Additionally, after restating the financial statements as discussed in Note 3 the Company determined that they would not have been in compliance with certain financial covenants at March 31, 2001 based on the restated results. As a result of the actual defaults under the credit agreement and the defaults that became apparent as a result of the restatement, the Company has classified all of its outstanding debt as current as of March 31, 2002 and 2001. Further, as a result of these events the remaining deferred financing costs were fully amortized in the restated results as of March 31, 2001. Additional financing costs incurred during the year ended March 31, 2002, were reflected as interest expense.

In April 2002, the Company entered into a forbearance agreement with its lenders that upon extension expired June 21, 2002 and signed an additional forebearance agreement on July 2, 2002, pursuant to which the lenders agreed to forbear from exercising the rights and remedies available to them under the credit agreement as a result of the Company's defaults until the earlier of November 1, 2002 or
(i) the Company's breach or violation of the provisions of the forbearance agreement, (ii) the institution of bankruptcy proceedings under the federal bankruptcy laws, or (iii) the occurrence of additional defaults under the credit agreement (the time period between July 2, 2002 and the termination of the lenders' obligation to forbear from the exercise of their rights is referred to herein as the "forbearance period"). The Company is required under the forbearance agreement to, among other things, comply with certain strict financial covenants, actively seek purchasers for certain assets, continue to make required term loan payments, pledge certain unencumbered assets in favor of the lenders and issue the lenders a warrant to purchase up to 4.99% of the Company's common stock. The warrant was issued in July 2002, and subsequently 50% was canceled on October 1, 2002. The balance of the warrant will be canceled if the company's obligations to the lenders are repaid in full on or before November 1, 2002. The forbearance agreement also provides that the Company's borrowings will bear interest at a rate equal to the lenders' prime rate plus 3%, which rate will increase by an additional 2% in the event of a default under the forbearance agreement.

In connection with the execution of the forbearance agreement, the lenders agreed to extend additional credit under the revolving credit facility as well as allow the Company to apply the proceeds from the sale/liquidation of certain assets against amounts outstanding under the revolving credit facility (rather than against amounts outstanding under the term loan as otherwise required by the credit agreement).

Subject to the Company's continued compliance with its terms, the forbearance agreement permitted the Company to maintain an over advance under the revolving credit facility of up to $9.0 million until July 31, 2002, after which time the Company's permitted over advance was reduced to $8.0 million. As a result of the sale of Terraillon and the application of the proceeds of the sale to amounts outstanding under the revolving credit facility, the over advance under the revolving credit facility was eliminated.

Under the forbearance agreement, the deadline for repayment of the term loan and revolving credit facility has been changed to November 1, 2002.

As of March 31, 2002, the weighted average short-term interest rate on the revolving credit facility was 7.2%. The average amount outstanding under this agreement during the year ended March 31, 2002 was $18,873.

Terraillon. At March 31, 2002, Terraillon had short-term debt obligations of approximately $2,534 with various French bank facilities pursuant to which there was an unsecured overdraft facility of FRF 2.5 million and a factoring agreement (collateralized by factored accounts receivable) with a limit of FRF 20 million. These obligations are not subject to bank covenants, but are callable with 60 days notice. Accordingly, they are included in the current portion of long-term debt in the financial statements. As of March 31, 2002 the weighted average short term interest rate on the above borrowings was 6.2%.

Capital lease obligations. During the year ended March 31, 2002, the Company entered into capital lease obligations which had an aggregate principal balance of $2,007. Monthly payments aggregate $54 and interest ranges from 7.35% to 9.0% per annum. Maturity dates for these leases range from April 2003 through December 2004. At March 31, 2002, equipment under capital lease was $2,007 and accumulated depreciation was $449. Most of the capital leases contain certain cross-default provisions and therefore the capital leases are classified as current as of March 31, 2002.

Summary. The aggregate contractual maturities of long-term debt as of March 31, 2002 (which is classified as current on such date) are as follows:

      FISCAL         PRINCIPAL
      YEAR           REPAYMENTS
------------------   ---------
      2003             $27,984
      2004               4,547
      2005                 471
      2006                   5
                       -------
   Total               $33,007
                       =======


The above schedule of principal repayments includes $353, $380, and $211 for capital leases for IC Sensors for the fiscal years ended 2003, 2004, and 2005, respectively. A portion of this operation, along with the capital leases, was sold as of July, 2002 (see Note 20).

The carrying amounts of the Company's debt instruments approximate fair value as defined under SFAS No. 107 due to the short maturity of such instruments.

Interest rate swap. As a hedge of its interest rate risk associated with the term loan, the Company entered into two Interest Rate Swap Agreements (the "Swaps"). As of March 31, 2002, the Swaps have an initial notional amount of $14,000 and mature June 2004. The Swaps require the Company to pay a fixed rate of 6.98% (an effective rate of 10.23%) and receive a floating rate of 6.75% (an effective weighted-average floating rate of 10.0%). The notional reduction of the Swaps is as follows:

                                          NOTIONAL
                        FISCAL           REDUCTION
                        YEAR             (MILLIONS)
                      ---------         -----------
                        2003                2.0
                        2004                2.0
                        2005                3.0


As discussed in Note 1, the Company adopted SFAS 133 as of April 1, 2001. The fair value of the outstanding interest rate swap agreements at March 31, 2001 was $248, or $0.02 per share, representing the amount that would be payable by the Company if the interest rate swaps were terminated at such date. As of March 31, 2002, the fair market value of the swap of $315 is included in accrued expenses.

9.  SHAREHOLDERS' EQUITY:

The Company is authorized to issue 21,200,000 shares of capital stock, of which 221,756 shares have been designated as serial preferred stock and 20,000,000 shares have been designated as common stock. Each share of common stock has one vote. The Board of Directors has not designated 978,244 authorized shares of preferred stock.

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

In August 2001, the Company completed an underwritten offering of 2,530,000 shares of its common stock, including the exercise of the overallotment option. The stock was priced at $13.50 per share resulting in proceeds of $30,874, net of underwriting discount of $2,201 and expenses of $1,080. Of the proceeds, $10,669 was used to fund the Terraillon acquisition (see Note 2), and $9,169 was used to repay outstanding principal on the term loan.

JL is subject to certain Chinese government regulations, including currency exchange controls, which limit cash dividends and loans to ML and MSI. At March 31, 2002 and 2001, JL's restricted net assets approximated $9,476 and $6,281, respectively.

10.  BENEFIT PLANS:

Defined contribution plans:

MSI has a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Substantially all of its U.S. employees are eligible to participate after completing three months of service. Participants may elect to contribute a portion of their compensation to the plan. Until April 1, 2002, MSI matched a portion of participants' contributions, at which time the Company decided to suspend the Company's contribution to the 401(k) program. For the years ended March 31, 2002, 2001, and 2000, matching participants' contributions were $598, $463, and $164, respectively. At the discretion of the Board, the Company may make profit sharing contributions. No profit sharing contributions were made for fiscal 2002, 2001, or 2000. Terraillon also maintained defined contribution plans in France and Ireland.

Defined benefit plans:

MSI provides a contributory defined benefit retirement plan for certain Schaevitz United Kingdom employees. As a result of the Company's decision to put its Schaevitz, UK operations in liquidation in the first quarter of fiscal year 2003, the Company will be required to concurrently account for the termination of the retirement plan (see Note 20, Subsequent Events).

The following tables set forth reconciliations of the beginning and ending balances of the benefit obligation, fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets included in other assets related to the defined benefit plans.

                                                               YEAR ENDED MARCH 31,
                                                               2002              2001
                                                            -------           -------
CHANGE IN BENEFIT OBLIGATION
    Benefit obligation at beginning of year                 $ 2,862           $  --
    Service cost                                                285               142
    Interest cost                                               171               115
    Benefits paid                                              (413)             --
    Plan participants' contributions                           --                  37
    Acquisition                                                --               3,458
    Actuarial (gain) loss                                       345              (890)
                                                            -------           -------
    Benefit obligation at end of year                       $ 3,250           $ 2,862
                                                            =======           =======

CHANGE IN PLAN ASSETS:

    Fair value of plan assets at beginning of year          $ 5,737           $  --
    Actual return on plan assets                               (834)              (74)
    Benefits paid                                              (413)             --
    Acquisition                                                --               5,774
    Plan participants' contributions                            827                37
                                                            -------           -------
    Fair value of plan assets at end of year                $ 5,317           $ 5,737
                                                            =======           =======

RECONCILIATION OF FUNDED STATUS:

    Funded status                                           $ 2,067           $ 2,678
    Unrecognized net actuarial loss (gain)                      242              (548)
                                                            -------           -------
    Net amount recognized                                   $ 2,309           $ 2,130
                                                            =======           =======


At March 31, 2002 and 2001, the net funded status of $2,309 and $2,130, respectively, is included in other assets in the consolidated balance sheet.

The assumptions used in determining the projected benefit obligations were as follows:


                                                               YEAR ENDED MARCH 31,
                                                               2002              2001
                                                            -------           -------
Weighted-average assumed discount rate                       5.9%          6.0%

Expected long-term rate of return on assets
    used in determining net periodic pension cost            7.3%          7.5%

Rate of compensation increase used to
    measure the projected benefit obligation                 5.0%          4.0%

The net periodic pension cost included the following components:

                                         YEAR ENDED MARCH 31,
                                         2002            2001
                                        -----           -----
Service cost                            $ 285           $ 142
Interest cost                             171             115
Expected return on plan assets           (428)           (267)
                                        -----           -----
Net periodic pension cost               $  28           $ (10)
                                        =====           =====


11.  RELATED PARTY TRANSACTIONS:

The Company paid approximately $15 in legal fees to a member of its board of directors during each of the years ended March 31, 2002, 2001 and 2000.

In September 2001, the Company loaned $125 to a member of its board of directors. The loan, which was subsequently memorialized by a Promissory Note dated August 1, 2002, accrues interest at a rate of 6% per year. Bimonthly payments of principal and interest in the amount of $1,000 are payable until September 15, 2006. The entire unpaid balance of principal and accrued interest under the note is due and payable on September 15, 2006. The loan is included in other assets.

The Company sublets a residence used by employees in China from an officer and director under a month to month arrangement. Rent expense was approximately $6,000 for each of the fiscal years ended March 31, 2002, 2001 and 2000.

12.  RESTRUCTURING AND OTHER COSTS:

During the quarter ended March 31, 2002, management and the Board of Directors approved a plan of reduction of workforce and a reduction of operating capacity at certain locations. The reduction in workforce consisted of approximately 106 employees in the consumer and sensor segments, in addition to the corporate offices. These costs consist of severance costs and the writedown of fixed assets which amounted to $1,413. As of March 31, 2002 the remaining unpaid balance of accrued severance costs was $85 and is included in accrued expenses and other current liabilities in the consolidated balance sheet. All other previous amounts provided for have been paid.

Additionally, the Company recorded the following costs:

                                   March 31, 2002
                                   --------------
Write-downs of fixed assets          $  458
Severance                               955
                                     ------
    Total                            $1,413
                                     ======

13.  INCOME TAXES:

Income (loss) before income taxes and the cumulative effect of accounting change consists of the following:

                    2002                   2001           2000
                  ----------        -------------       --------
                                     AS RESTATED
                                        NOTE 3
                                    ------------
Domestic          $(24,004)          $   (533)          $  2,384
Foreign             (2,273)             2,738              4,904
                  --------           --------           --------
                  $(26,277)          $  2,205           $  7,288
                  ========           ========           ========


The income tax provision (benefit) consists of the following:

                         2002               2001                2000
                       --------          -----------           -------
                                         AS RESTATED
                                           NOTE 3
                                         -----------
CURRENT
    Federal            $  (132)            $ 1,139             $   939
    Foreign                 59                 691                 670
    State                  (55)                125                 140
                       -------             -------             -------
      Total               (128)              1,955               1,749
                       -------             -------             -------
DEFERRED
    Federal            $ 1,689             $  (769)            $    55
    Foreign                120                 (65)                (47)
    State                  841                (113)               --
                       -------             -------             -------
      Total              2,650                (947)                  8
                       -------             -------             -------
                       $ 2,522             $ 1,008             $ 1,757
                       =======             =======             =======

Differences between the federal statutory income tax rate and the effective tax rates are as follows:

                                        2002               2001            2000
                                    -----------         ------------      ------
                                                        As Restated
                                                          Note 3
                                                        -----------
Statutory tax rate                      (34.0)%            34.0%             34.0%
Effect of foreign taxes                   3.1             (13.8)            (14.3)
State taxes and other                    (0.1)              0.4               4.4
Other nondeductible                        --              25.1                --
Valuation allowance                      40.6                --                --
                                         ----              ----              ----
                                          9.6%             45.7%             24.1%
                                         ====              ====              ====

The Company's share of cumulative undistributed earnings of its foreign subsidiaries were approximately $7,100 and $9,373 at March 31, 2002 and 2001 (as restated), respectively. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations. It is not practical to estimate the amount of additional tax that might be payable on these foreign earnings in the event of distribution or sale. However, under existing law, foreign tax credits would be available to substantially reduce, or in some cases, eliminate U.S. taxes payable.

Pursuant to current Chinese tax policies, JL qualifies for a special state corporate tax rate of 15 percent. Additionally, because JL has agreed to operate in China for a minimum of ten years, a tax holiday (which expired on March 31, 1998) was available for two years, and a 50 percent tax rate reduction to 7.5 percent (which expired on March 31, 2001) was available for the three years thereafter. In July 2001, JL was granted and treated as an advanced technology enterprise. As a result, JL is entitled to a 50 percent tax rate reduction to
7.5 percent for the following three years. The Hong Kong corporate tax rate, at which ML's earnings are taxed, is 16 percent.

The significant components of the net deferred tax assets consist of the following:

                                                                      YEAR ENDED MARCH 31,
                                                                    -----------------------------
                                                                        2002               2001
                                                                    ----------          ---------
                                                                                       As Restated
                                                                                         Note 3
                                                                                       -----------
CURRENT DEFERRED TAX ASSETS (LIABILITIES):
    Accrued expenses                                               $    574             $    488
    Inventory                                                         1,622                  682
    Accounts receivable allowance                                       641                  785
    Other                                                               144                  174
    Valuation allowance                                              (2,981)                --
                                                                   --------             --------
       Total                                                       $   --               $  2,129
                                                                   ========             ========
LONG-TERM DEFERRED TAX ASSETS (LIABILITIES):

    Basis difference in acquired property and equipment            $  2,648             $  2,648
    Net operating loss carryforward                                   7,639                 --
    Other                                                              (254)                 (93)
    Valuation allowance                                             (10,034)                (500)
                                                                   --------             --------
       Total                                                       $   --               $  2,055
                                                                   ========             ========

The Company has a pretax loss for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. As there can be no assurance that the Company will generate earnings in future years, the Company has established a valuation allowance on deferred tax assets of approximately $13,015 and $500 as of March 31, 2002 and 2001, respectively.

The Company has federal net operating loss carryforwards of approximately $13,390, which expire beginning in fiscal year 2022. The utilization of these net operating loss carryforwards may be significantly limited under the Internal Revenue Code as a result of ownership changes due to the Company's stock and other equity offerings.

The Company has net operating loss carryforwards for state tax purposes of approximately $6,760 which expire beginning in fiscal years ending 2010.

The Company has current year net operating losses from its foreign operations of approximately $9,300 which begin to expire in 2007.

A portion of the Company's deferred tax valuation allowance, when reduced, will be allocated to additional paid in capital ($2,153).

14.  PER SHARE INFORMATION:

Basic per share information is computed based on the weighted-average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, less the shares that may be repurchased with the funds received from their exercise. Potentially dilutive securities are not included in earnings per share for the year ended March 31, 2002, as their inclusion would be antidilutive.

The following is a reconciliation of the numerators and denominators of basic and diluted EPS computations:

                                                                      WEIGHTED
                                                                       AVERAGE
                                               INCOME (LOSS)         SHARES (000)     PER-SHARE
                                                (NUMERATOR)         (DENOMINATOR)       AMOUNT
                                               ------------         ------------      ----------
March 31, 2002
    Basic per share information                 $(29,047)              10,531            $(2.76)
    Effect of dilutive securities                   --                   --
                                                --------              ------
       Diluted per-share information            $(29,047)              10,531            $(2.76)
                                                ========              ======

MARCH 31, 2001

    Basic per share information                 $  1,197                8,144            $ 0.15
    Effect of dilutive securities                   --                    901
                                                --------              ------
       Diluted per-share information            $  1,197                9,045            $ 0.13
                                                ========              ======

MARCH 31, 2000

    Basic per share information                 $  5,531                7,612            $ 0.73
    Effect of dilutive securities                   --                  1,084
                                                --------              ------
       Diluted per-share information            $  5,531                8,696            $ 0.64
                                                ========              ======


For the year ended March 31, 2002, an aggregate of 446,000 options were excluded from the earnings per share calculation because the effect would be antidilutive. No options were excluded in the years ended March 31, 2001 or 2000.

15.  STOCK OPTION PLANS:

Options to purchase up to 1,828,000 common shares may be granted under MSI's 1995 Stock Option Plan and its predecessor plan (together the "1995 Plan"), until its expiration on September 8, 2005. Shares issuable under 1995 Plan grants which expire or otherwise terminate without being exercised become available for later issuance. All shares eligible for grant were issued prior to April 1, 1999.

Options to purchase up to 1,500,000 shares may be granted under the Company's 1998 Stock Option Plan, (the "1998 Plan") until its expiration on October 19, 2008. Shares issuable under 1998 Plan grants which expire or otherwise terminate without being exercised become available for later issuance. The aggregate numbers of shares available for grants of options under the 1998 Plan were 661,558 and 639,008 as of March 31, 2002 and March 31, 2001, respectively. A total of 728,438 and 818,692 options to purchase shares were outstanding at March 31, 2002 and March 31, 2001, respectively.

Options under all Plans generally vest over service periods of up to five years, and expire no later than ten years from the date of grant. Options may, but need not, qualify as "incentive stock options" under section 422 of the Internal Revenue Code. Tax benefits are recognized upon nonqualified exercises and disqualifying dispositions of shares acquired by qualified exercises. There were no changes in the exercise prices of outstanding options, through cancellation and reissuance or otherwise, for 2002, 2001, or 2000.

A summary of the status of stock options as of March 31, 2002, 2001, and 2000 and changes during the years ended on those dates is presented below:

                                              NUMBER OF SHARES                              WEIGHTED-AVERAGE EXERCISE PRICE
                                  -----------------------------------------   -------------------------------------------------
                                      OUTSTANDING           EXERCISABLE           OUTSTANDING                  EXERCISABLE
                                  --------------------   ------------------   ---------------------      ----------------------
March 31, 1999                           1,658,200              988,532                 1.88                    1.90

    Granted at market                      130,450                                      6.42
    Forfeited                              (52,000)                                     2.23
    Exercised                             (652,266)                                     1.75
                                        ----------
MARCH 31, 2000                           1,084,384              601,400                 2.50                    2.46

    Granted at market                      466,600                                     15.67
    Forfeited                              (13,800)                                     8.81
    Exercised                             (337,300)                                     2.33
                                        ----------
MARCH 31, 2001                           1,199,884              458,044                 7.60                    2.71

    Granted at market                      222,300                                     15.10
    Forfeited                             (190,080)                                    11.53
    Exercised                             (182,434)                                     2.35
                                        ----------
MARCH 31, 2002                           1,049,670              514,660                 9.39                    4.55
                                        ==========


Summarized information about stock options outstanding at March 31, 2002 follows:

                                                                                                                 Weighted-
                                                                                Weighted-average                 average
 Number of underlying shares                      Exercise                       Exercise price                  remaining
--------------------------------                                          -------------------------------
  Outstanding        Exercisable                 Price Range                Outstanding       Exercisable      contractual life
---------------      -----------         -------------------------        --------------      -----------      ----------------
  475,570              337,700            $ 1.38            $ 6.19            $ 2.21           $ 2.26              5.56
   58,000               32,200            $ 8.34            $12.63            $ 8.96           $ 9.10              7.87
  516,100              144,760            $14.19            $24.88            $16.06           $15.53              8.53
---------              -------                                                ------           ------              ----
1,049,670              514,660                                                $ 9.39           $ 4.55              7.06
=========              =======                                                ------           ------              ----



Had the Company adopted the fair value based method for employee stock options at grant dates, the Company's pro forma net income (loss) for 2002, 2001, and 2000 would have been reduced to $(29,186), ($(2.77) per basic share and $(2.77) per diluted share), $187 ($0.02 per basic share and $0.02 per diluted share), and $5,257 ($.69 per basic share and $.60 per diluted share), respectively. Based on calculations using the Black-Scholes option pricing model, the weighted-average fair value of options granted in 2002, 2001, and 2000 at the date of grant was $9.03, $7.93, and $3.68 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model

(single grant assumption with straight-line amortization) with the following weighted-average assumptions:

                                      2002            2001             2000
                                    -------           -----            -----
Expected volatility                  90.0%            53.0%            63.0%
Risk-free interest rate               4.9%             5.8%             5.9%
Dividend yield                         --               --               --
Expected life in years                5.0              5.0              5.0


16.  COMMITMENTS AND CONTINGENCIES:

LEASES. The Company leases certain property and equipment under noncancellable operating leases expiring on various dates through July 2011. Rent expense, including real estate taxes, insurance and maintenance expenses associated, with net operating leases approximated $3,032 for 2002, $1,864 for 2001, and $1,050 for 2000. At March 31, 2002, total minimum rentals under leases with initial or remaining noncancellable lease terms of more than one year were:

        YEAR ENDING MARCH 31,
--------------------------------------
      2003                    $ 2,789
      2004                      1,803
      2005                      1,501
      2006                      1,106
      2007                        884
      Thereafter

Approximately $353 of such lease commitments in 2003, $380 in 2004, and $211 in 2005, ceased when the Company sold the assets relating to its silicon wafer manufacturing facility in Milpitas, CA in July 2002. The lease for this facility was assumed by the buyer of these assets. See Note 20.

LEGAL. Class Action Lawsuits. On March 20, 2002, a class action lawsuit was filed on behalf of purchasers of the Company's common stock in the United States District Court for the District of New Jersey against Measurement Specialties and certain of the Company's present and former officers and directors. The complaint was subsequently amended to include the underwriters of the Company's August 2001 public offering and the Company's former auditors. The lawsuit alleges violations of the federal securities laws including, among other things, that the registration statement related to the Company's August 2001 public offering and the Company's periodic SEC filings misrepresented or omitted material facts and that certain of the Company's officers made false or misleading statements of material fact. The lawsuit seeks an unspecified award of money damages. After March 20, 2002, nine additional similar class actions were filed in the same court. The ten lawsuits have been consolidated into one case under the caption In re: Measurement Specialties, Inc. Securities Litigation, 02 Civ. No. 1071 (D.N.J.). Plaintiffs filed a Consolidated Amended Complaint on September 12, 2002. The Company must file a responsive pleading by November 11, 2002.

The Company is currently in the process of responding to the claims made in the class action lawsuit, and intends to defend the foregoing lawsuit vigorously, but cannot predict the outcome and is not currently able to evaluate the likelihood of success or the range of potential loss, if any. However, if the Company were to lose this lawsuit, judgment would likely have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. The Company maintains Directors and Officers insurance policies that provide an aggregate coverage of $10,000 for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be available or adequate to cover losses, if any, arising out of this litigation.

SEC Investigation. In February 2002, the Company, at its own initiative, contacted the staff of the SEC after discovering that the Company's former Chief Financial Officer misrepresented to senior management, the Board and the Company's auditors that a waiver of the covenant default under the Company's credit agreement had been obtained when, in fact, the lenders refused to grant such a waiver. Since February 2002, the Company and a Special Committee formed by its Board of Directors have been cooperating with the staff of the SEC. In June 2002, the staff of the Division of Enforcement of the SEC informed the Company that it is conducting a formal investigation relating to matters reported in the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2001. The Company cannot predict how long the SEC investigation will continue or its outcome.

United States Attorney Inquiry.

The Company has also learned that the Office of the United States Attorney for the District of New Jersey is conducting an inquiry into the same matters that are being investigated by the SEC. The Company cannot predict how long the United States Attorney's inquiry will continue or its outcome.

Other Litigation.

In re Service Merchandise Company, Inc. (Service Merchandise Company, Inc. v. Measurement Specialties, Inc.), United States Bankruptcy Court for the Middle District of Tennessee, Nashville Division, Case No. 399-02649, Adv. Pro. No. 301-0462A

The Company is currently a the defendant in a lawsuit filed in March 2001 by Service Merchandise Company, Inc. ("SMC") and its related debtors (collectively, the "Debtors") in the context of the Debtors' Chapter 11 bankruptcy proceedings. The Bankruptcy Court entered a stay of the action in May 2001, which was lifted in February 2002. Citing 11 U.S.C. Section 547(b), the action alleges that the Company received $645 from one or more of the Debtors during the ninety (90) day period before the Debtors filed their bankruptcy petitions, that the transfers were to the Company's benefit, were for or on account of an antecedent debt owed by one or more of the Debtors, made when one or more of the Debtors were insolvent, and that the transfers allowed the Company to receive more than it would have received if the cases were cases under Chapter 7 of the United States Bankruptcy Code. The action seeks to disgorge the sum of $645 from the Company. It is not possible at this time to predict the outcome of the litigation or estimate the extent of any damages that could be awarded in the event that the Company is found liable to the estates of SMC or the other Debtors.

Robert L. DeWelt v. Measurement Specialties, Inc. et al., United States District Court, District of New Jersey, Civil Action No. 02-CV-3431.

On July 17, 2002, the Company's former acting Chief Financial Officer and general manager of the Company's Schaevitz Division, filed a lawsuit against the Company and certain of its officers and directors. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. The former Chief Financial Officer seeks an unspecified amount of compensatory and punitive damages. The Company has filed a Motion to Dismiss for which a hearing is scheduled on November 12, 2002. At this early point in the litigation, we cannot predict its outcome.

Terraillon Stock Purchase. On or about July 23, 2002, Hibernia Capital Partners I, ilp and Hibernia Capital Partners II, ilp filed a lawsuit against the Company in the High Court of Dublin. The Plenary Summons states that plaintiffs seek a declaration that the plaintiffs entered into the share purchase agreement on June 7, 2001 for the sale of their shares in Terraillon Holdings Limited to Measurement Specialties as a result of an operative misrepresentation and misstatement. Plaintiffs further seek damages for misrepresentation and/or breach of contract and/or breach of warranty and costs of the proceedings. On August 9, 2002, the Company entered an Appearance, which is the equivalent of the acceptance of service of process. On August 22, 2002, plaintiffs filed a Statement of Claim, which is the equivalent of a Complaint. The Company is still engaged in the initial pleadings process wherein plaintiffs' claims and our defenses will be set forth in detail. The Company intends to defend the foregoing lawsuit vigorously, but cannot predict the outcome and are not currently able to evaluate the likelihood of success or the range of potential loss, if any.

The Company has other litigation occurring in the normal course of its business. The Company does not believe that this litigation will have a material effect on financial position or results of operations.

17.  SEGMENT INFORMATION:

The Company's reportable segments are strategic business units that operate in different industries and are managed separately. Management has organized the business based on the nature of the products and services. For a description of the products and services included in each segment, see Note 1.

The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies.

The Company has no material intersegment sales.

At March 31, 2002 the foreign subsidiaries' total assets aggregated $53,108 of which $5,431 was in the United Kingdom, $27,985 was in France and Ireland, $5,239 was in Hong Kong and $14,453 was in China. At March 31, 2001 the foreign subsidiaries' total assets aggregated $24,935 of which $9,796 was in the United Kingdom, $4,789 was in Hong Kong and $10,350 in China. The Company is potentially subject to the risks of foreign currency transaction and translation losses, which might result from fluctuations in the values of the Hong Kong dollar and the Chinese renminbi. The foreign subsidiaries' operations reflect intercompany transfers of costs and expenses, including interest on intercompany trade receivables, at amounts established by the Company.

The following is information related to industry segments:

                                                             2002                 2001                   2000
                                                          ---------             ----------           ----------
                                                                               As Restated
                                                                                 Note 3
                                                                                ----------
Net sales:
    Consumer Products                                     $  76,395             $  53,027             $  44,123
    Sensors                                                  56,224                48,948                15,874
                                                          ---------             ---------             ---------
      Total                                               $ 132,619             $ 101,975             $  59,997
                                                          =========             =========             =========

Operating income

    Consumer Products                                     $   4,487             $   9,089             $   9,302
    Sensors                                                 (18,655)                  916                 3,275
                                                          ---------             ---------             ---------
      Total segment operating income (loss)                 (14,168)               10,005                12,577
    Unallocated expenses                                     (8,987)               (5,459)               (4,985)
                                                          ---------             ---------             ---------
      Total operating income (loss)                         (23,155)                4,546                 7,592
    Interest expense, net of interest income                 (2,681)               (2,634)                 (287)
    Other (expense) income                                     (441)                  293                   (17)
                                                          ---------             ---------             ---------
      Income (loss) before taxes and
        cumulative effect of accounting change            $ (26,277)            $   2,205             $   7,288
                                                          =========             =========             =========

Depreciation and amortization:
    Consumer Products                                     $   1,430             $   1,018             $   1,079
    Sensors                                                   3,547                 1,823                 1,004
                                                          ---------             ---------             ---------
      Total                                               $   4,977             $   2,841             $   2,083
                                                          =========             =========             =========

Segment assets:
    Consumer Products                                     $  43,617             $  19,229             $  12,505
    Sensors                                                  43,801                55,425                23,672
    Unallocated                                               2,194                 2,825                 3,434
                                                          ---------             ---------             ---------
      Total                                               $  89,612             $  77,479             $  39,611
                                                          =========             =========             =========

Capital expenditures:
    Consumer Products                                     $     687             $   1,455             $     841
    Sensors                                                   1,679                 4,198                 1,669
                                                          ---------             ---------             ---------
      Total                                               $   2,366             $   5,653             $   2,510
                                                          =========             =========             =========


Unallocated assets consist mainly of cash and other assets not attributable to any reportable segment. Unallocated expenses consist of general corporate expenses.

Geographic information for revenues, based on country of origin, and long-lived assets which included property, plant and equipment, goodwill and other intangibles, net of related depreciation and amortization follows:

                               2002                2001                 2000
                             --------          -----------            --------
                                               As Restated
                                               -----------
Net sales:
    Germany                  $ 15,453            $ 11,046            $  9,835
    France                     15,193               1,394                 846
    Other Europe               15,184              14,279               5,011
    Other                      16,994               9,155               1,351
    United States              69,795              66,101              42,954
                             --------            --------            --------
       Total                 $132,619            $101,975            $ 59,997
                             ========            ========            ========

Long-lived assets by jurisdiction are as follows:

                           2002               2001               2000
                          -------          -----------          -------
                                           As Restated
                                           -----------
Hong Kong                 $ 2,013            $ 1,447            $   707
China                       7,451              6,686              1,936
France                     14,390               --                 --
United Kingdom              2,070              5,887               --
United States              12,640             20,336             16,038
                          -------            -------            -------
    Total                 $38,564            $34,356            $18,681
                          =======            =======            =======


18.  CONCENTRATIONS:

Financial instruments which potentially subject the Company to significant concentrations of credit risk are principally are cash trade accounts receivable and interest rate swaps and foreign currency options and forwards.

The Company generally maintains its cash and cash equivalents at major financial institutions in the United States, United Kingdom, France, Hong Kong and China. Cash held in foreign institutions amounted to $930 and $487 at March 31, 2002 and 2001, respectively. The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy.

Accounts receivable are concentrated in United States and European distributors and retailers of consumer products. To limit credit risk, the Company evaluates the financial condition and trade payment experience of customers to whom credit is extended. The Company generally does not require customers to furnish collateral, though certain foreign customers furnish letters of credit.

The Company manufactures the substantial majority of its sensor products, and most of its sensor subassemblies used in its consumer products, in leased premises located in Shenzhen, China. Sensors are also manufactured at the Company's United States facilities located in Virginia, California, and Pennsylvania and its Slough, United Kingdom facility. Additionally, certain key management, sales and support activities are conducted at leased premises in France and Hong Kong. Substantially all of the Company's consumer products are assembled in China, primarily by a single supplier, River Display, Ltd. ("RDL"), although the Company is utilizing alternative Chinese assemblers. There are no agreements which would require the Company to make minimum payments to RDL, nor is RDL obligated to maintain capacity available for the Company's benefit, though the Company accounts for a significant portion of RDL's revenues. Additionally, most of the Company's products contain key components which are obtained from a limited number of sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond the Company's control, including, with respect to China, political, economic and legal uncertainties.

A United States manufacturer and distributor of electric housewares accounted for 10% and 19% of total net sales for the fiscal years ended March 31, 2001 and 2000, respectively. A German distributor of diversified housewares accounted for 10% and 14% of total net sales for the fiscal years ended March 31, 2001 and 2000, respectively. Both customers are in the Company's Consumer Products segment. There were no customers who accounted for more than 10% of total sales for the year ended March 31, 2002.

19.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Presented below is a schedule of selected restated quarterly operating results (see Note 3).

                            FIRST QUARTER       SECOND QUARTER       THIRD QUARTER       FOURTH QUARTER
                            ENDED JUNE 30       ENDED SEPT. 30       ENDED DEC. 31       ENDED MARCH 31
                            -------------       --------------       -------------       --------------
 YEAR ENDED MARCH 31, 2002

 AS REPORTED
    Net sales                  $25,871              $34,868             $43,022               $29,917(1)
    Gross profit                10,699                8,682                 420                 7,544
    Net income (loss)            1,351               (3,811)            (11,346)              (18,056)
 Income (loss)
    EPS basic                     0.16                (0.37)              (0.98)                (1.52)
    EPS diluted                   0.15                (0.37)              (0.98)                (1.52)

 AS RESTATED

    Net sales                  $25,658              $34,399             $42,190               $30,372
    Gross profit                 6,718                7,991              11,838                 8,461
    Net income (loss)           (2,545)(2)           (5,835)             (1,935)              (18,732)
 Income (loss)
    EPS basic                    (0.29)               (0.57)              (0.17)                (1.58)
    EPS diluted                  (0.29)               (0.57)              (0.17)                (1.58)

YEAR ENDED MARCH 31, 2001

 AS REPORTED
    Net sales                  $16,302              $28,237             $34,330               $24,226
    Gross profit                 7,511               11,999              13,936                10,867
    Net income (loss)            1,196                2,816               3,148                 1,801
 Income (loss)
    EPS basic                     0.30                 0.35                0.38                  0.22
    EPS diluted                   0.27                 0.32                0.35                  0.20

 AS RESTATED
    Net sales                  $16,154              $28,277             $34,438               $23,106
    Gross profit                 5,369               11,689              10,087                 7,892
    Net income (loss)           (1,703)               1,821                 213                   866
 Income (loss)
    EPS basic                    (0.43)                0.23                0.03                  0.11
    EPS diluted                  (0.43)                0.21                0.02                  0.10

(1)  Not previously reported.

(2)  Includes cumulative effect of accounting change.

Earnings per share are computed independently for each of the quarters presented, on the basis described in Note 14. The sum of the quarters may not be equal to the full year earnings per share amounts.

20.  SUBSEQUENT EVENTS (UNAUDITED):

During June 2002, the Board of Directors approved a second restructuring program with the aim of reducing costs, streamlining operations and generating cash to repay the Company's Lenders. In connection with this restructuring program, the Company has taken the following actions:

UK Operations. The Company placed its United Kingdom subsidiary, Schaevitz, UK, into receivership on June 5, 2002 pursuant to the terms of a Mortgage Debenture dated February 28, 2001, as the Company was no longer in a position to support its losses. The receiver's function was to dispose of Schaevitz, UK's business and assets for the best price possible. The book debt recoveries and sale proceeds were applied in settlement of the receiver's remuneration, costs and expenses, the preferential creditors' claims, (i.e. the claims of the Inland Revenue, Customs & Excise and employee claims up to certain statutory limits) and then to (i) claims by our lenders in accordance with UK insolvency legislation (the Insolvency Act 1986) and (ii) priority arrangements. Schaevitz, UK's landlord has a potential dilapidations claim of up to 350,000 pounds sterling (approximately $549,000 United States dollars based on market exchange rates as of October 8, 2002) against Schaevitz, UK that arose on the expiration of the lease of 543/544 Ipswich Road Trading Estate, Slough, Berkshire, England on June 23, 2002. The Company is currently in negotiations with the landlord regarding this matter.

IC Sensors. In July 2002, the Company sold the assets related to its silicon wafer fab manufacturing operation in Milpitas, California to Silicon Microstructures, Inc. (SMI), a wholly-owned subsidiary of Elmos Semiconductor AG. The wafer fab operation was formerly part of the Company's IC Sensors division. The price paid by SMI for the assets was approximately $5,250, consisting of approximately $3,370 in cash and $1,880 in prepaid credit for products and services, subject to reduction under certain circumstances. Approximately $1,000 of the cash purchase price was used to satisfy an outstanding equipment lease obligation. The prepaid credits for products and services, if utilized, will be accounted for as a component of our wafer costs. The estimated gain on this sale is approximately 150, net of tax.

Terraillon. In September 2002, we sold all of the outstanding stock of Terraillon Holdings Limited, a European manufacturer of branded consumer bathroom and kitchen scales, to Fukuda (Luxembourg) S.a.r.l., an investment holding company incorporated in Luxembourg, for approximately $22,300. Approximately $2,282 of the purchase price will be held in escrow until January 24, 2003 to secure payment of certain purchase price adjustments, if any. The estimated gain on this sale is approximately $1,500, net of tax.

Corporate Revitalization Partners. In May 2002, the Company retained Corporate Revitalization Partners (CRP) to conduct its ongoing operational/financial restructuring efforts. In June 2002, Frank Guidone, Managing Director of CRP, became the Company's chief executive officer. As of October 8, 2002, the Company has incurred $1,200 in consulting fees to CRP (excluding the success fees described in the following sentence). In addition to consulting fees based on hours billed by CRP consultants, there is a "success fee" consisting of $50 and a warrant exercisable to purchase 43,860 shares of the Company's common stock (at an exercise price of $2.28 per share) that is payable upon the occurrence of each of the following three events:

     - the successful negotiation and execution of an extended forbearance agreement with the Company's lenders (this agreement has been executed);

     - the Company's compliance as of September 30, 2002 with the terms of the forbearance agreement with its lenders (the Company was in compliance with the forbearance agreement as of September 30, 2002); and

     - the repayment of all amounts due to the Company's existing senior lenders and refinancing of the Company's debt on or before November 1, 2002.

SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                    YEAR ENDED MARCH 31, 2002, 2001, AND 2000

---------------------------------------------------------------------------------------------------------------------------
Col. A                                       Col. B          Col. C                          Col. D              Col. E
---------------------------------------------------------------------------------------------------------------------------
Description                                  Balance at      Additions                       Deductions --       Balance at
                                             Beginning                                       Describe            End
                                             Of Period       -------------------------                           of Period
                                                              (1)           (2)
                                                             Charged to    Charged to
                                                             Costs and     Other
                                                             Expenses      Accounts --
                                                                           Describe
---------------------------------------------------------------------------------------------------------------------------
Year ended March 31, 2002*
Deducted from asset accounts:
    Allowance for doubtful accounts            $  914          $ 1,158         $ --             $ (1,068)(a)        $ 1,004
    Sales return reserve                          337              876           --                 (824)(b)            389
    Inventory allowance                         2,628            3,762           --                  --               6,390
    Valuation allowance for deferred taxes        500           12,515           --                  --              13,015
---------------------------------------------------------------------------------------------------------------------------

Year ended March 31, 2001*
Deducted from asset accounts:
    Allowance for doubtful accounts            $  318          $   698         $ --               $(102)(a)         $   914
    Sales return reserve                           80              380           --                (123)(b)             337
    Inventory allowance                         2,897             (269)          --                  --               2,628
    Valuation allowance for deferred taxes        500               --           --                  --                 500
---------------------------------------------------------------------------------------------------------------------------

Year ended March 31, 2000
Deducted from asset accounts:
    Allowance for doubtful accounts            $  326          $    (8)        $ --             $    --             $   318
    Sales return reserve                           63               17           --                  --                  80
    Inventory allowance                         1,195            1,702           --                  --               2,897
    Valuation allowance for deferred taxes         --              500           --                  --                 500
---------------------------------------------------------------------------------------------------------------------------

(a)   Bad debts written off, net of recoveries
(b)   Actual returns received

* As Restated