Form 10-Q
period 2002-06-30
MEASUREMENT SPECIALTIES INC
filed 2002-10-29
CIK 778734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER: 1-11906

                          MEASUREMENT SPECIALTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEW JERSEY                                  22-2378738
            ----------                                  ----------
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No _X_

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,912,958 shares of common stock, no par value, were outstanding at October 21, 2002.

PART I.  FINANCIAL INFORMATION............................................................        3

ITEM 1.  FINANCIAL STATEMENTS.............................................................        3

             Condensed Consolidated Balance Sheets (Unaudited), June 30, 2002
                and March 31, 2002 .......................................................        3

             Condensed Consolidated Statements of Operations (Unaudited),
                Three Months Ended June 30, 2002 and 2001 ................................        5

             Condensed Consolidated Statements of Shareholders' Equity (Unaudited),
                Three Months Ended June 30, 2002 and the Fiscal Year Ended March 31, 2002         6

             Condensed Consolidated Statements of Cash Flows (Unaudited), Three
                Months Ended June 30, 2002 and 2001 ......................................        7

             Notes to Condensed Consolidated Financial Statements (Unaudited) ............        8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS ......................................................................       21

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................       32

ITEM 4.  CONTROLS AND PROCEDURES..........................................................       37

PART II. OTHER INFORMATION................................................................       38

ITEM 1.  LEGAL PROCEEDINGS................................................................       38

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.......................................       40

SIGNATURES................................................................................       43

Item 1.    Financial Statements

                          MEASUREMENT SPECIALTIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                   JUNE 30,       MARCH 31,
                                                                     2002           2002
                                                                     ----           ----
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ...............................        $ 1,747        $ 3,760
  Accounts receivable, trade, net of allowance for doubtful
    accounts of $620 and $658, respectively ...............         12,444         12,220
  Inventories .............................................         18,028         16,026
  Assets held for sale ....................................         36,115         36,632
  Due from receivor .......................................            860             --
  Prepaid expenses and other current assets ...............          2,173          2,088
                                                                   -------        -------
    Total current assets ..................................         71,367         70,726
                                                                   -------        -------

PROPERTY AND EQUIPMENT, NET ...............................         13,834         14,287
                                                                   -------        -------

OTHER ASSETS:
  Goodwill, net of accumulated amortization of $483 .......          4,191          4,191
  Other assets ............................................            361            408
                                                                   -------        -------
                                                                     4,552          4,599
                                                                   -------        -------
Total Assets ..............................................        $89,753        $89,612
                                                                   =======        =======


            See Notes to Condensed Consolidated Financial Statements.

                          MEASUREMENT SPECIALTIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             JUNE 30,        MARCH 31,
($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)                           2002            2002
-------------------------------------------------------------------            ----            ----
LIABILITIES  AND  SHAREHOLDERS'  EQUITY

CURRENT LIABILITIES:

Current portion of long term debt .................................        $ 27,030         $ 29,281
Accounts payable ..................................................          15,534            9,689
Accrued compensation ..............................................           2,450            1,435
Liabilities held for sale .........................................          17,918           16,343
Accrued expenses and other current liabilities ....................           5,297            4,875
                                                                           --------         --------
Total current liabilities .........................................          68,229           61,623
                                                                           --------         --------

Other liabilities .................................................           1,140            1,162
                                                                           --------         --------
Total liabilities .................................................          69,369           62,785
                                                                           --------         --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

Serial preferred stock; 221,756 shares authorized; none outstanding              --               --
Common stock, no par; 20,000,000 shares authorized; 11,912,958 and
11,864,958 shares issued and outstanding, respectively ............           5,502            5,502
Additional paid-in capital ........................................          42,463           42,346
Accumulated (deficit) .............................................         (26,289)         (20,586)
Accumulated other comprehensive loss ..............................          (1,292)            (435)
                                                                           --------         --------
Total shareholders' equity ........................................          20,384           26,827
                                                                           --------         --------
                                                                           $ 89,753         $ 89,612
                                                                           ========         ========


            See Notes to Condensed Consolidated Financial Statements.

                          MEASUREMENT SPECIALTIES, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          FOR THE THREE MONTHS ENDED JUNE 30,
                                                          -----------------------------------
                                                               2002                2001
                                                               ----                ----
($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)                           As Restated
                                                                                 Notes 3
                                                                                  and 5
                                                                                 -------
Net sales                                                  $    23,646         $   23,701
Cost of goods sold                                              15,862             17,340
                                                           -----------         ----------
       Gross profit                                              7,784              6,361
                                                           -----------         ----------
Operating expenses (income):
  Selling, general and administrative                            8,037              6,780
  Research and development                                         934              1,127
  Customer funded development                                     (276)              (443)
  Restructuring costs                                              593                 --
                                                           -----------         ----------
     Total operating expenses                                    9,288              7,464
                                                           -----------         ----------

 Operating loss                                                 (1,504)            (1,103)
  Interest expense, net of interest
     income of $3 and $6, respectively                             720              1,010
   Other (income)                                                  (57)               (16)
                                                           -----------         ----------
Loss from continuing operations before income
    taxes and cumulative effect of accounting change            (2,167)            (2,097)
       Income tax provision (benefit)                               --                (11)
                                                           -----------         ----------
Loss from continuing operations before cumulative
    effect of accounting change                                 (2,167)            (2,086)
Discontinued operations:
Loss from operations of discontinued units                      (3,536)              (211)
                                                           -----------         ----------
Loss before cumulative effect of accounting change .            (5,703)            (2,297)

Cumulative effect of accounting change, net of taxes                --               (248)
                                                           -----------         ----------
Net loss                                                   $    (5,703)        $   (2,545)
                                                           ===========         ==========

Loss per common share - Basic and Diluted
   Loss from continuing operations                               (0.18)             (0.25)
   Loss from operations of discontinued units                    (0.30)             (0.02)
   Cumulative effect of accounting change                           --              (0.03)
                                                           -----------         ----------
   Net loss                                                $     (0.48)        $    (0.30)
                                                           ===========         ==========

   Weighted average shares outstanding                      11,899,000          8,423,000
                                                           ===========         ==========

            See Notes to Condensed Consolidated Financial Statements.

                          MEASUREMENT SPECIALTIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   FOR THE YEAR ENDED MARCH 31, 2002, AND THE THREE MONTHS ENDED JUNE 30, 2002

                                                                                 Retained
                                                                  Additional     Earnings        Other                  Accumulated
                                                       Common      paid-in     (Accumulated  Comprehensive             Comprehensive
($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)    stock      capital       Deficit)        Loss        Total     Income (Loss)
----------------------------------------------------    -----      -------       --------        ----        -----     -------------
BALANCE, APRIL 1, 2001                                   5,502      3,769           8,461          (15)       17,717
   Comprehensive income, March 31, 2002:
    Net(loss)                                               --         --         (29,047)          --       (29,047)      $(29,047)
    Currency translation adjustment                         --         --              --         (420)         (420)          (420)
                                                                                                                           ---------
   Comprehensive (loss)                                                                                                    $(29,467)
                                                                                                                           ========
Reversal of tax benefit on exercise of options              --     (1,534)             --           --        (1,534)
2,530,000 common shares issued in secondary
    offering, net of expenses                               --     30,874              --           --        30,874
503,692 common shares issued upon acquisition               --      6,800              --           --         6,800
182,434 common shares issued upon exercise of
    options                                                 --        429              --           --           429
315,492 common shares issued in private
placement                                                   --      2,008              --           --         2,008
                                                      --------   --------        --------     --------      --------
BALANCE, MARCH 31, 2002                                  5,502     42,346         (20,586)        (435)       26,827
   Comprehensive income (loss) (unaudited):

    Net(loss)(unaudited)                                    --         --          (5,703)          --        (5,703)      $ (5,703)
    Currency translation adjustment (unaudited)             --         --              --         (857)         (857)          (857)
                                                                                                                           ---------
   Comprehensive (loss) (unaudited)                                                                                        $ (6,560)
                                                                                                                           ========
Proceeds from exercise of stock options (unaudited)         --        117              --           --           117
                                                      --------   --------        --------     --------      --------
BALANCE, JUNE 30, 2002 (UNAUDITED)                    $  5,502   $ 42,463        $(26,289)     $(1,292)     $ 20,384
                                                      ========   ========        ========     ========      ========

            See Notes to Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                         FOR THE THREE MONTHS ENDED JUNE 30,
                                                         -----------------------------------
                                                               2002              2001
                                                               ----              ----
                                                                              As Restated
CONTINUING OPERATIONS:                                                       Notes 3 and 5
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                                                   $(5,703)          $(2,545)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:

Loss from discontinued operations                              3,536               211
Depreciation and amortization                                  1,026               699
Deferred rent                                                     14                67
Net changes in operating assets and liabilities:
Accounts receivable, trade                                      (224)           (1,085)
Inventories                                                   (2,002)            2,332
Prepaid expenses and other current assets                        (85)              (94)
Other assets                                                      22              (481)
Accounts payable                                               5,845             5,302
Accrued expenses and other liabilities                         1,401              (959)
                                                             -------           -------
Net cash provided by operating activities                      3,830             3,447
                                                             -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                             (336)           (1,415)
                                                             -------           -------
Net cash used in investing activities                           (336)           (1,415)
                                                             -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under bank line of credit agreement                   300             2,021
Repayment of capital lease obligations                           (52)               --
Repayments of  debt                                           (2,499)           (1,037)
Proceeds from exercise of options and warrants                   117               211
                                                             -------           -------
Net cash provided by (used in) financing activities           (2,134)            1,195
                                                             -------           -------

Net change in cash and cash equivalents, continuing
operations                                                     1,360             3,227
Effect of exchange rates                                        (857)             (195)
Cash used for discontinued operations                         (2,516)           (2,970)
Cash and cash equivalents, beginning of period                 3,760               466
                                                             -------           -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 1,747           $   528
                                                             =======           =======

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest                                                     $   711           $   875
Income taxes                                                      --                --
Assets purchased under capital leases                             --               762


            See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  INTERIM FINANCIAL STATEMENTS:

Basis of presentation:

      These interim financial statements were prepared pursuant to accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. Accordingly, while they conform with the measurement and classification provisions of accounting principles generally accepted in the United States, they do not include the footnote information required by accounting principles generally accepted in the United States for annual financial statements. Preparation of these financial statements requires management to make estimates and assumptions, which affect the amounts reported. Actual results could differ from those estimates. In the opinion of management, all accrual adjustments and disclosures necessary to make these interim financial statements not misleading have been included. Reference is made to the annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

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

Current Developments:

      In February 2002, the Company, at its own initiative, contacted the staff of the SEC after discovering that its former Chief Financial Officer made the misrepresentation to senior management, the Board of Directors and the Company's auditors that a waiver of the Company's covenant default under its credit agreement had been obtained when the lenders had, in fact, refused to grant such a waiver. Since February 2002, the Company and a Special Committee formed by the Company's Board of Directors have been cooperating with the staff of the SEC. In June 2002, the staff of the Division of Enforcement of the SEC informed the Company that the SEC is conducting a formal investigation relating to matters reported in the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2001. The Company cannot predict how long the SEC investigation will continue or its outcome.

Liquidity and Going Concern:

      The Company has incurred a net loss of $29,047 for the year ended March 31, 2002, a net loss of $5,703 for the quarter ended June 30, 2002 and anticipates incurring additional losses for the next several quarters. From September 30, 2001 through March 31, 2002, the Company was in default of certain financial covenants in its credit agreement and as a result of the restatement of previously issued financial statements the Company was also in default of certain financial covenants for earlier periods. The Company sought, but did not obtain, a waiver of such events of default from its lenders. The Company and its lenders have entered into a forbearance agreement which expires November 1, 2002 or earlier. The Company is currently in negotiations with its lenders to extend the forbearance period and the deadline for repayment in full of the notes evidencing the term loan and the revolving credit facility beyond November 1, 2002. No assurance can be given that the lenders will grant such an extension on terms reasonable to the Company, or at all.

      As a result of the significant losses for the last several reporting periods and the Company's inability to make the required payments under the Company's loan agreement, management and the Board of Directors approved a restructuring program with the aim of reducing costs, streamlining operations and generating cash to repay the Company's lenders. As of March 31, 2002, excluding the effects of the Terraillon and Schaevitz UK dispositions, the Company has reduced its workforce by 138 employees as compared to its workforce as of June 30, 2001. Additionally, as of September 30, 2002, the Company has reduced its workforce by an additional 49 employees as compared to its workforce as of March 31, 2002. The Company expects this workforce reduction to result in a cost savings of approximately $5,000 for the fiscal year ending March 31, 2003. The Company is currently examining the possibility of further workforce reductions. In addition, the Company (i) discontinued its operations in the United Kingdom, (ii) sold the assets related to its silicon wafer fab manufacturing operations in Milpitas, California, which were part of the Company's IC Sensors division for approximately $5,250 in July 2002, and (iii) sold all of the outstanding stock of Terraillon Holdings Limited, the Company's European subsidiary, for approximately $22,300. Approximately $2,282 of the Terraillon sales price will be held in escrow until January 24, 2003 to secure payment of certain purchase price adjustments, if any (see Note 6).

      The Company is currently in the process of responding to the claims made in the class action lawsuit (see Note 9). The Company intends to defend the foregoing lawsuit vigorously, but cannot predict the outcome and is not currently able to evaluate the likelihood of its success or the range of potential loss, if any. However, if the Company were to lose this lawsuit, the judgment would likely have a material adverse effect on its consolidated financial position, results of operations and cash flows. The Company has Directors and Officers insurance policies that provide an aggregate coverage of $10,000, for the period during which the lawsuit was filed, but cannot evaluate at this time whether such coverage will be available or adequate to cover losses, if any, arising out of this lawsuit.

      The Company is also the subject of a formal investigation being conducted by the Division of Enforcement of the United States Securities and Exchange Commission related to matters reported in the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2001. The United States Attorney for the District of New Jersey is also conducting an inquiry into the matters being investigated by the SEC. In addition, the trading of the Company's common stock on the American Stock Exchange ("AMEX") has been suspended and the Company has received a letter from the AMEX indicating that the Company is no longer in compliance with AMEX listing requirements. The Company has appealed this determination.

      These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has been pursuing and will continue to pursue, among other initiatives, i) refinancing our existing bank debt, ii) seeking additional sales opportunities within its core business, iii) reducing expenses to a level that would provide the Company with sufficient cash flow to meet its obligations, iv) additional equity investments, v) sales of assets and/or vi) a combination of any of the foregoing. Although there can be no assurances that the Company will be able to achieve any of the foregoing initiatives, the financial statements included in this report do not contain any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:

      The consolidated financial statements include the accounts of MSI and its wholly-owned subsidiaries (the "Subsidiaries"): Measurement Limited, organized in Hong Kong ("ML"); Jingliang Electronics (Shenzhen) Co. Ltd. ("JL"), organized in the People's Republic of China ("China"); IC Sensors Inc. ("IC Sensors"); Measurement Specialties, U.K. Limited ("Schaevitz, UK"), organized in the United Kingdom; and Terraillon Holdings Limited, organized in Ireland, and its wholly-owned subsidiaries ("Terraillon"); all collectively referred to as the "Company." As discussed in Note 3, the Company has placed Schaevitz UK in receivership in June 2002 and sold Terraillon in September 2002, accordingly, the results from these operations are reflected as discontinued operations. See
Note 6. All significant intercompany balances and transactions have been eliminated.

Reclassifications:

      Certain reclassifications have been made to conform prior years to the current period's presentation.

Derivative Instruments:

      The Company adopted SFAS 133, as amended, as of April 1, 2001. The cumulative effect of the adoption of the accounting principle was $248.

Recent Accounting Pronouncements:

      On July 29, 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of this standard.

      The Company's current policy is to accrue restructuring and other costs at commitment date of a plan in accordance with the provisions of Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an

Activity" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." Accordingly, the Company has provided for certain restructuring costs during the year ended March 31, 2002 and the quarter ended June 30, 2002. See
Note 4.

      The Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections", effective May 15, 2002. The Statement rescinds SFAS No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item net of related income tax effect. SFAS No. 145 also amends Statement 13 to require that certain lease modifications having economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company does not expect this Statement will have a material effect on our financial position or results of operations.

      The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective April 1, 2002. This standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale.

      The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations", effective April 1, 2002. This standard addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated assets' retirement costs.

3.    RESTATEMENT:

      Based on the advice of its auditors and discussion with the Securities and Exchange Commission, the Company determined it was necessary to conduct a thorough re-examination of its historical determination of inventory values and cost of goods sold. As a result of additional procedures employed a number of errors in the Company's historical inventory valuation relating to the absorption of manufacturing costs were discovered. Each of the Company's business units experienced various types of calculation and application errors. These errors varied by quarter, type and cause. The errors and causes thereof are included in the following general categories:

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

      Accordingly, the Company has restated its financial statements for the fiscal year ended March 31, 2001, its results of operations for the three months ended June 30, 2001 and its previously issued selected financial information for each of the quarterly periods in the fiscal year ended March 31, 2001 and the first three quarters in the fiscal year ended March 31, 2002. The effect of the restatement was a reduction of our previously reported inventory values and operating income and a corresponding increase to costs of goods sold aggregating approximately $8,200 for the fiscal year ended March 31, 2001 and $3,981 for the three months ended June 30, 2001.

      In connection with the restatement and due in part to the cessation of operations of Arthur Andersen LLP, the previous auditors of our financial statements for the fiscal year ended March 31, 2001, we requested our current auditors to conduct a reaudit of our financial statements for the fiscal year ended March 31, 2001. The reaudit resulted in the following additional adjustments: reclassification of certain costs included in selling, general, and administrative expenses to revenue for $213, amortization of patents in the amount of $59; straight-lining of lease expense in accordance with SFAS No. 13 in the amount of $67; and certain other adjustments. As a result of all the above adjustments, the Company recalculated its tax provision resulting in a benefit of $459. In addition, the results of operations for the three months ended June 30, 2001 have been adjusted to reclassify the results of discontinued operating units.

      The following is a summary of the significant effects of the restatement of results for the three months ended June 30, 2001:

                                                                      THREE MONTHS ENDED
                                                                         JUNE 30, 2001
                                                                          (UNAUDITED)
                                                           ---------------------------------------------
                                                                                           AS RESTATED,
                                                              AS                           ADJUSTED FOR
                                                           PREVIOUSLY         AS           DISCONTINUED
                                                            REPORTED       RESTATED       OPERATIONS (1)
                                                            --------       --------       --------------
Consolidated statements of operations data:
     Sales                                                  $25,871        $ 25,658         $ 23,701
     Cost of goods sold                                      15,172          19,153           17,340
     Selling, general and administrative                      7,098           7,011            6,780
     Loss from continuing operations before
         income taxes and cumulative effect of
         accounting change                                    1,799          (2,308)          (2,097)
     Provision (benefit) for income taxes                       448             (11)             (11)
     Income (loss) from continuing operations

         before cumulative effect of accounting change        1,351          (2,297)          (2,086)
     (Loss) from operations of discontinued units                --              --             (211)
     Income (loss) before cumulative effect of
         accounting change                                    1,351          (2,297)          (2,297)
     Cumulative effect of accounting change, net
         of taxes                                                --            (248)            (248)
     Net income (loss)                                        1,351          (2,545)          (2,545)
     Earnings (loss) per common share:
         Basic                                              $  0.16        $  (0.30)           (0.30)
         Diluted                                               0.15           (0.30)           (0.30)

Consolidated balance sheet data:
     Inventories                                             35,586          24,099           20,342
     Goodwill                                                12,606          11,592            8,715
     Other assets                                             6,383           7,175            5,049
     Accrued expenses and other current liabilities           8,190           5,509            5,231
     Other liabilities                                        1,180           1,247            1,247
     Accumulated retained earnings                           17,576           8,481            8,481
     Stockholders' equity                                    26,848          17,753           17,753

(1) The consolidated statement of operations data and consolidated balance sheet data have been adjusted to reclassify the results of discontinued operating units and assets and liabilities held for sale.

4.    RESTRUCTURING AND OTHER COSTS:

      During the quarter ended March 31, 2002, management and the Board of Directors approved a plan of reduction of workforce and a reduction of operating capacity at certain locations. The reduction in workforce consisted of 106 employees in the quarter ended March 31, 2002, and 49 additional employees in the quarter ended June 30, 2002 in the consumer and sensor segments, in addition to the corporate offices. Costs associated with this restructuring consist of severance costs and the writedown of fixed assets which amounted to $1,413 in the quarter ended March 31, 2002 and an additional accrual of $443 in the quarter ended June 30, 2002 for potential expense related to lease termination and an additional $150 for severance. As of June 30, 2002 the remaining unpaid balance of accrued severance costs was $75 and is included in accrued expenses and other current liabilities in the consolidated balance sheet. All other previous amounts provided for have been paid.

5.    INVENTORIES:

Inventories are summarized as follows:

                         JUNE 30,         MARCH 31,
                           2002             2002
                           ----             ----
RAW MATERIALS            $ 7,225          $ 7,111
WORK-IN-PROCESS            2,508            1,986
FINISHED GOODS             8,295            6,929
                         -------          -------
                         $18,028          $16,026
                         =======          =======

6.    DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE:

      As a result of the restructuring plan, the Company sold all of the outstanding stock of Terraillon, previously a component of our Consumer segment, in September 2002 and sold the assets, principally property and equipment, related to its IC Sensors silicon wafer fab manufacturing operations, previously a component of our Sensor segment, in July 2002. The assets held for sale in the amount of $36,115 and $36,632 at June 30, 2002 and March 31, 2002, respectively and liabilities held for sale in the amount of $17,918 and $16,343 at June 30, 2002 and March 31, 2002, respectively represents the assets and liabilities from these operations at June 30, 2002. The amounts on the consolidated statements of operations for the three months ended June 30, 2002 and 2001 have been reclassified to reflect the disposal of these operating units as discontinued operations (see Note 10).

      The Company placed its United Kingdom subsidiary, Schaevitz UK (previously a component of our Sensor segment), into receivership on June 5, 2002 pursuant to the terms of a Mortgage Debenture dated February 28, 2001, as the Company was no longer in a position to support its losses. The receiver's function was to dispose of Schaevitz UK's business and assets for the best price possible. The book debt recoveries and sale proceeds were applied in settlement of the receiver's remuneration, costs and expenses, the preferential creditors' claims, (i.e. the claims of the Inland Revenue, Customs & Excise and employee claims up to certain statutory limits) and then to (i) claims by the Company's lenders in accordance with UK insolvency legislation (the Insolvency Act 1986) and (ii) priority arrangements. Schaevitz, UK's landlord has a potential dilapidations claim of up to 350 Pounds Sterling (approximately $549 United States dollars based on market exchange rates as of October 8, 2002) against Schaevitz UK that arose on the expiration of the lease of 543/544 Ipswich Road Trading Estate, Slough, Berkshire, England on June 23, 2002. The Company is currently in negotiations with the landlord regarding this matter. The results of operations of Schaevitz UK are reflected in discontinued operations from April 1, 2002 through the June 5, 2002 date of liquidation. During the quarter ended June 30, 2002, the Company incurred approximately $3,577 of costs and expenses in connection with the liquidation of Schaevitz UK, which consisted of writedown of prepaid pension costs of $2,309 and receiver and other costs of $1,268. The Company estimates the amount recoverable from the liquidation is approximately $860 and is reflected in the balance sheet as "Due from receiver." The Company received approximately $850 from the receiver through October 20, 2002.

         During the three months ended June 30, 2002, the Company determined to sell the assets related to its silicon wafer manufacturing operations in Milpitas, CA and accordingly, classified the related assets and liabilities as "Assets and liabilities held for sale." See Note 10.

      The following is a summary of the components of assets and liabilities held for sale:

Assets held for sale:

                                                    June 30,2002                                     March 31, 2002
                                                    ------------                                     --------------
                                        Terraillon    Wafer Fab     Total        Terraillon     Schaevitz UK   Wafer Fab      Total
                                        ----------    ---------     -----        ----------     ------------   ---------      -----
Cash and cash equivalents                $  (598)                  $  (598)        $   401         $  381                    $   782
Accounts receivable                       12,089                    12,089           5,735          1,959                      7,694
Inventories                                7,147                     7,147           6,023            920                      6,943
Other current assets                          --                        --           1,433            101                      1,534
                                         -------        ------     -------         -------         ------        -----       -------
Total current assets                      18,638            --      18,638          13,592          3,361                     16,953
                                         -------        ------     -------         -------         ------        -----       -------
PROPERTY AND EQUIPMENT                     1,897         4,955       6,852           1,883             --        4,955         6,838
Less accumulated depreciation and
amortization                               1,002         1,924       2,926           1,043             --        1,737         2,780
                                         -------        ------     -------         -------         ------        -----       -------
                                             895         3,031       3,926             840             --        3,218         4,058
                                         -------        ------     -------         -------         ------        -----       -------
OTHER ASSETS:
Goodwill, net                              4,074                     4,074           4,074             --                      4,074
Trademarks                                 9,477                     9,477           9,477             --                      9,477
Other assets                                                                            --          2,070                      2,070
                                         -------        ------     -------         -------         ------        -----       -------
                                          13,551            --      13,551          13,551          2,070                     15,621
                                         -------        ------     -------         -------         ------        -----       -------
Total  assets                             33,084         3,031      36,115          27,983          5,431        3,218        36,632
                                         =======        ======     =======         =======         ======        =====       =======


Liabilities held for sale:
Current portion of long term debt        $ 5,254        $  854     $ 6,108           2,534             --          943         3,477
Accounts payable                           8,666                     8,666           5,102          4,461           --         9,563
Accrued compensation                          --                                       537             98           --           635
Accrued expenses and other current
liabilities                                2,730                     2,730           2,068            344           --         2,412
                                         -------        ------     -------         -------         ------        -----       -------
Total current liabilities                 16,650           854      17,504          10,241          4,903          943        16,087

OTHER LIABILITIES:
Long term debt, net of current
portion                                      414                       414             249             --           --           249
Other liabilities                             --                        --               7             --           --             7
                                         -------        ------     -------         -------         ------        -----       -------
 Total liabilities                        17,064           854      17,918          10,497          4,903          943        16,343
                                         =======        ======     =======         =======         ======        =====       =======


      A summary of the results of operations of the discontinued operating units follows:

                                                                   June 30,2002                        June 30,2001
                                                                   ------------                        ------------
($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                            Schaevitz                           Schaevitz
                                                   Terraillon           UK                Total              UK
                                                   ----------           --                -----              --
Net sales                                           $ 8,671           $   905           $ 9,576           $ 1,957
Cost of goods sold                                    5,319               617             5,936             1,813
                                                    -------           -------           -------           -------
Gross profit                                          3,352               288             3,640               144

Operating expenses (income):
Selling, general and administrative                   3,358             3,726             7,084               231
Research and development                                                   68                68               132
                                                    -------           -------           -------           -------
Total operating expenses                              3,358             3,794             7,152              363

Operating income (loss)                                  (6)           (3,506)           (3,512)             (219)

Interest expense, net of interest
  income of                                             (12)                2               (10)                8
Other (income)                                          (12)               (7)              (19)
                                                    -------           -------           -------           -------
(Loss) before income taxes                              (30)           (3,511)           (3,541)             (211)

Benefit for income taxes                                 (5)                                 (5)
                                                    -------           -------           -------           -------
Net (loss)  from discontinued
operations                                              (25)           (3,511)           (3,536)             (211)
                                                    =======           =======           =======           =======



7.    PER SHARE INFORMATION:

      Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, less the shares that may be repurchased with the funds received from their exercise. Diluted earnings per share is not presented as the results are antidilutive. Excluded from earnings per share are 92,000 equivalent shares for fiscal quarter ended June 30, 2002 and 701,000 equivalent shares for fiscal quarter ended June 30, 2001, as their inclusion would be antidilutive.

8.    SEGMENT INFORMATION:

      The Company has two businesses ("segments"), a Sensor business and a Consumer Products business.

      The Company's Sensor business designs, manufactures, and markets sensors for original equipment manufacturer applications. These products include pressure sensors, custom microstructures, accelerometers, tilt/angle sensors, and displacement sensors for electronic, automotive, military, and industrial applications.

      The Company's Consumer Products business manufactures and markets sensor-based consumer products. These products include bathroom and kitchen scales, tire pressure gauges, and distance estimators. These products are typically based on application-specific integrated circuits, piezoresistive, and ultrasonic technologies.

      Segment data have been presented on a basis consistent with how business activities are reported internally to management.

      The accounting policies of the segments are substantially the same as those described in Note 1.

      The Company has no material intersegment sales.

      The following is information related to industry segments:

                                                       THREE MONTHS ENDED JUNE 30,
                                                       ---------------------------
                                                         2002               2001
                                                         ----               ----
Net Sales

  Consumer Products                                    $ 11,207           $ 10,650
  Sensors                                                12,439             13,051
                                                       --------           --------
     Total                                               23,646             23,701
                                                       --------           --------

Operating Income (Loss)
  Consumer Products                                       1,363                468
  Sensors                                                   154             (1,085)
                                                       --------           --------
Total Segment Operating Income (Loss)                     1,517               (617)
  Unallocated Expenses                                   (3,021)              (486)
                                                       --------           --------
Total Operating (Loss)                                   (1,504)            (1,103)

  Interest expense, net of interest income                  720              1,010
  Other (income)                                            (57)               (16)
                                                       --------           --------
     (Loss) from continuing operations before
        income taxes and cumulative effect of
        accounting change                              $ (2,167)          $ (2,097)
                                                       ========           ========


                            AS OF JUNE 30,   AS OF MARCH 31,
                            --------------   ---------------
                                 2002             2002
                                 ----             ----
Segment Assets
    Consumer products          $19,765          $15,634
    Sensors                     30,103           35,152
    Unallocated                  2,910            2,194
    Assets held for
    sale                        36,115           36,632
    Due from receiver              860               --
                               -------          -------
       Total                   $89,753          $89,612
                               =======          =======



9.    COMMITMENTS AND CONTINGENCIES:

CLASS ACTION LAWSUIT

      On March 20, 2002, a class action lawsuit was filed on behalf of purchasers of the Company's common stock in the United States District Court for the District of New Jersey against Measurement Specialties and certain of its present and former officers and directors. The complaint was subsequently amended to include the underwriters in the Company's August 2001 public offering and the Company's former auditors. The lawsuit alleges violations of the federal securities laws including, among other things, that the registration statement related to the Company's August 2001 public offering and the Company's periodic SEC filings misrepresented or omitted material facts and that certain of the Company's officers made false or misleading statements of material fact. The lawsuit seeks an unspecified award of money damages. After March 20, 2002, nine additional similar class actions were filed in the same court. The ten lawsuits have been consolidated into one case under the caption In re: Measurement Specialties, Inc. Securities Litigation, 02 Civ. No. 1071 (D.N.J.). Plaintiffs filed a Consolidated Amended Complaint on September 12, 2002. The Company must file a responsive pleading by November 11, 2002. The Company is currently in the process of responding to the claims made in the class action lawsuit. The Company intends to defend the foregoing lawsuit vigorously, but cannot predict the outcome and are not currently able to evaluate the likelihood of success or the range of potential loss, if any. However, if the Company were to lose this lawsuit, judgment would likely have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. The Company has Directors and Officers insurance policies that provide an aggregate coverage of $10,000 for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be available or adequate to cover losses, if any, arising out of this litigation.

SEC INVESTIGATION

      In February 2002, the Company, at its own initiative, contacted the staff of the SEC after discovering that the Company's former Chief Financial Officer had made the misrepresentation to senior management, the Board and the Company's auditors that a waiver of the covenant default under the Company's credit agreement had been obtained when, in fact, the lenders refused to grant such a waiver. Since February 2002, the Company and a Special Committee formed by the Company's Board of Directors have been cooperating with the staff of the SEC. In June 2002, the staff of the Division of Enforcement of the SEC informed the Company that it is conducting a formal investigation relating to matters reported in the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2001. The Company cannot predict how long the SEC investigation will continue or its outcome.

UNITED STATES ATTORNEY INQUIRY

      The Company has also learned that the Office of the United States Attorney for the District of New Jersey is conducting an inquiry into the matters that are being investigated by the SEC. The Company cannot predict how long the United States Attorney's inquiry will continue or its outcome.

OTHER LITIGATION

      In re Service Merchandise Company, Inc. (Service Merchandise Company, Inc.
v. Measurement Specialties, Inc.), United States Bankruptcy Court for the Middle District of Tennessee, Nashville Division, Case No. 399-02649, Adv. Pro. No. 301-0462A

      The Company is currently the defendant in a lawsuit filed in March 2001 by Service Merchandise Company, Inc. ("SMC") and its related debtors (collectively, the "Debtors") in the context of the Debtors' Chapter 11 bankruptcy proceedings. The Bankruptcy Court entered a stay of the action in May 2001, which was lifted in February 2002. Citing 11 U.S.C. Section 547(b), the action alleges that the Company received $645 from one or more of the Debtors during the ninety (90) day period before the Debtors filed their bankruptcy petitions, that the transfers were to the Company's benefit, were for or on account of an antecedent debt owed by one or more of the Debtors, made when one or more of the Debtors were insolvent, and that the transfers allowed the Company to receive more than it would have received if the cases were cases under Chapter 7 of the United States Bankruptcy Code. The action seeks to disgorge the sum of $645 from the Company. It is not possible at this time to predict the outcome of the litigation or estimate the extent of any damages that could be awarded in the event that the Company is found liable to the estates of SMC or the other Debtors.

      Robert L. DeWelt v. Measurement Specialties, Inc. et al., United States District Court, District of New Jersey, Civil Action No. 02-CV-3431.

      On July 17, 2002, Robert DeWelt, the Company's former acting Chief Financial Officer and general manager of the Company's Schaevitz Division, filed a lawsuit against Measurement Specialties, Inc. and certain of the Company's officers and directors. Mr. DeWelt resigned on March 26, 2002 in disagreement with management's decision not to restate certain of the Company's financial statements. See "Legal Proceedings" for a discussion of Mr. DeWelt's resignation. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. The Company has filed a Motion to Dismiss for which a hearing is scheduled on November 12, 2002. At this point in the litigation, the Company cannot predict its outcome.

      Hibernia Litigation

      On or about July 23, 2002, Hibernia Capital Partners I, ilp and Hibernia Capital Partners II, ilp filed a lawsuit against Measurement Specialties in the High Court of Dublin. The Plenary Summons states that plaintiffs seek a declaration that the plaintiffs entered into the share purchase agreement on June 7, 2001 for the sale of their shares in Terraillon Holdings Limited to Measurement Specialties as a result of an operative misrepresentation and misstatement. Plaintiffs further seek damages for misrepresentation and/or breach of contract and/or breach of warranty and costs of the proceedings. On August 9, 2002, the Company entered an Appearance, which is the equivalent of the acceptance of service of process. On August 22, 2002, plaintiffs filed a Statement of Claim, which is the equivalent of a complaint. The Company is still engaged in the initial pleadings process wherein plaintiffs' claims and the Company's defenses will be set forth in detail. The Company intends to defend the foregoing lawsuit vigorously, but cannot predict the outcome and is not currently able to evaluate the likelihood of success or the range of potential loss, if any.

      The Company has other litigation occurring in the normal course of its business. The Company does not believe that this litigation will have a material effect on financial position or results of operations.

10.   SUBSEQUENT EVENTS

      In July 2002, the Company sold the assets, principally property and equipment, related to its silicon wafer fab manufacturing operation in Milpitas, CA to Silicon Microstructures, Inc. (SMI), a wholly-owned subsidiary of Elmos Semiconductor AG. The wafer fab operation was formerly part of the Company's IC Sensors division. The price paid by SMI for the assets was approximately $5,250, consisting of approximately $3,370 in cash and $1,880 in prepaid credit for products and services, subject to reduction under certain circumstances. Approximately, $1,000 of the cash purchase price was used to satisfy an outstanding equipment lease obligation. The prepaid credit for products and services, if utilized, will be accounted as a component of wafer costs. The estimated gain on this sale is approximately $150, net of tax.

      In September 2002, the Company sold all of the outstanding stock of Terraillon Holdings Limited, a European manufacturer of branded consumer bathroom and kitchen scales, to Fukuda (Luxembourg) S.a.r.l., an investment holding company incorporated in Luxembourg, for $22,300. Approximately $2,282 of the purchase price will be held in escrow until January 24, 2003 to secure payment of certain purchase price adjustments, if any, or any right of Fukuda to set off as a result of breaches of the Company's representations and warranties in the stock purchase agreement. Fukuda also assumed approximately $4,800 in debt in connection with the acquisition of Terraillon. The estimated gain on this sale is approximately $1,500, net of tax, subject to further adjustments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           (dollars in the thousands, except share and per share data)

      The following discussion of our results of operations and financial condition should be read together with the other financial information and consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors.

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

      In February 2002, our Board formed a Special Committee consisting of all of our outside directors. The Special Committee performed a limited review of the appropriateness of our inventory valuation methodology, including whether a misapplication of accounting principles would require a restatement of previously reported financial statements. The Special Committee retained independent counsel to assist in its investigation and, through its independent counsel, retained RosenfarbWinters, LLC as special accounting advisors to the Special Committee.

      Initial Decision Not to Restate Financial Statements for Periods Prior to December 31, 2001

      In March 2002, management initially determined that the calculation of capitalized overhead was in compliance with applicable accounting principles and concluded that the increase in cost of sales and attendant reduction in inventory value during the quarter ended December 31, 2001 was largely attributable to changes in accounting estimates relating to the general absorption of direct labor and overhead costs and therefore no restatement of previously reported financial results was necessary. This determination was based on management's belief that the calculation was appropriately capturing direct labor and overhead costs. Robert DeWelt (who had been temporarily given the title of "Acting CFO" after the termination of our former Chief Financial Officer, Kirk Dischino) and Edward McCausland, our Controller, resigned in disagreement with management's conclusion not to restate prior period financial statements.

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

      Decision to Restate

      On June 11, 2002, we retained Grant Thornton LLP to replace Arthur Andersen LLP as our independent auditor. We appointed a new Chief Executive Officer in June 2002 and appointed a new Chief Financial Officer in July 2002. Based upon the advice of our new auditor and after consultation with the United States Securities and Exchange Commission, our new senior management team determined that it was necessary to conduct a thorough re-examination of our historical determination of inventory values and costs of goods sold. Beginning in July 2002, we concurred with our auditor's recommendation to expand the scope of their audit work to include an extended analysis of our inventory valuation calculations. As part of our auditor's procedures, they obtained detailed operating and production data for our operating units, validated the underlying data and applied the resulting data to assist new senior management in the accurate determination of inventories valued at the lower of cost or estimated market value. As a result of these procedures, our auditors discovered a number of errors in our inventory valuation calculations. Each of our business units experienced various types of calculation and application errors. These errors varied by quarter, type and cause. The errors and causes thereof are included in the following general categories:

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

      We have determined that these errors in our valuation of inventory were of a sufficient magnitude to require restatement. Accordingly, we have restated our previously issued financial statements for the fiscal year ended March 31, 2001 and our previously issued selected financial information for each of the quarterly periods in the fiscal year ended March 31, 2001 and the first three quarters in the fiscal year ended March 31, 2002. The effect of the restatement was an increase in cost of goods sold aggregating approximately $8,200 for the fiscal year ended March 31, 2001 and $3,981 for the three months ended June 30, 2001. During the course of our review, we did not identify errors of a significant magnitude to require restatement of periods ending prior to April 1, 2000.

      In connection with the restatement of our inventory and cost of sales values, and due in part to the cessation of operations of Arthur Andersen LLP, the previous auditors of our financial statements for the fiscal year ended March 31, 2001, we instructed our current auditors to conduct a reaudit of our financial statements for the fiscal year ended March 31, 2001. The reaudit and the audit for the fiscal year ended March 31, 2002 resulted in the following additional adjustments to the previously reported results for the quarter ended June 30, 2001:

      - Reclassification of certain promotional costs from selling, general and administrative to a reduction in revenue of $213;

      -     Amortization of patents in the amount of $59;

      - Straight-lining of lease expense in accordance with SFAS 13 in the amount of $67; and

      -     Certain other adjustments.

      As a result of the restated items described above, including the inventory valuation issue, we recomputed our tax provision as of June 30, 2001, resulting in a reduction of our previously reported tax provision by $459.

      The following is a summary of the significant effects of the restatement discussed above on the results for the three month period ended June 30, 2001:

                                                                  THREE MONTHS ENDED
                                                                    JUNE 30, 2001
                                                                     (UNAUDITED)
                                                       -----------------------------------------
                                                                                   AS RESTATED,
                                                           AS                      ADJUSTED FOR
                                                       PREVIOUSLY        AS        DISCONTINUED
                                                        REPORTED      RESTATED     OPERATIONS(1)
                                                        --------      --------     -------------
Consolidated statements of operations data:
   Sales                                                $ 25,871      $ 25,658       $ 23,701
   Cost of goods sold                                     15,172        19,153         17,340
   Selling, general and administrative                     7,098         7,011          6,780
   Loss from continuing operations
      before income taxes and cumulative effect of
      accounting change                                    1,799        (2,308)        (2,097)
   Provision (benefit) for income taxes                      448           (11)           (11)
   Income (loss) from continuing operations before         1,351        (2,297)        (2,086)
      cumulative effect of accounting change
   (Loss) from operations of discontinued units               --            --           (211)
   Income (loss) before cumulative effect of
      accounting change                                    1,351        (2,297)        (2,297)
   Cumulative effect of accounting change, net
      of taxes                                                --          (248)          (248)
   Net income (loss)                                       1,351        (2,545)        (2,545)
   Earnings (loss) per common share:
      Basic                                             $   0.16      $  (0.30)         (0.30)
      Diluted                                               0.15         (0.30)         (0.30)

Consolidated balance sheet data:
   Inventories                                            35,586        24,099         20,342
   Goodwill                                               12,606        11,592          8,715
   Other assets                                            6,383         7,175          5,049
   Accrued expenses and other current liabilities          8,190         5,509          5,231
   Other liabilities                                       1,180         1,247          1,247
   Accumulated retained earnings                          17,576         8,481          8,481
   Stockholders' equity                                   26,848        17,753         17,753

      (1) The consolidated statement of operations data and consolidated balance sheet data have been adjusted to reclassify the results of discontinued operating units.

      See "Item 4. Controls and Procedures" for a discussion of the actions that we have taken to strengthen our internal controls.

RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING OUR RESTRUCTURING PROGRAM

      AS DESCRIBED BELOW UNDER "RECENT DEVELOPMENTS," WE ARE ENGAGED IN AN ONGOING RESTRUCTURING PROGRAM PURSUANT TO WHICH WE HAVE DISCONTINUED CERTAIN OPERATIONS AND SOLD ASSETS SINCE JUNE 30, 2002 AND MAY, IN THE FUTURE, ENGAGE IN ADDITIONAL SALES OF ASSETS OR STOCK OR OBTAIN OTHER TYPES OF FINANCING. ACCORDINGLY, THE HISTORICAL RESULTS OF OPERATIONS PRESENTED HEREIN ARE UNLIKELY TO BE INDICATIVE OF FUTURE PERFORMANCE. UNLESS SPECIFICALLY INDICATED OTHERWISE, INFORMATION IN THIS FILING IS AS OF JUNE 30, 2002, AND DOES NOT TAKE INTO ACCOUNT THE RESTRUCTURING PROGRAM AND OTHER EVENTS DESCRIBED BELOW UNDER "RECENT DEVELOPMENTS."

SPECIAL NOTE REGARDING RESTATEMENT OF OUR PREVIOUSLY ISSUED FINANCIAL STATEMENTS

      WE HAVE RESTATED OUR PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED MARCH 31, 2001, AND OUR PREVIOUSLY ISSUED FINANCIAL RESULTS FOR EACH OF THE QUARTERLY PERIODS IN THE FISCAL YEAR ENDED MARCH 31, 2001 AND THE FIRST THREE QUARTERS IN THE FISCAL YEAR ENDED MARCH 31, 2002. SEE "RESTATEMENT" ABOVE. THE CONSOLIDATED FINANCIAL RESULTS FOR THE QUARTER ENDED JUNE 30, 2001 INCLUDED IN THIS REPORT AND THE DISCUSSION OF THE RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2001 GIVE EFFECT TO THE RESTATEMENT.

      WE INTEND TO FILE A CURRENT REPORT ON FORM 8-K TO PROVIDE RESTATED QUARTERLY FINANCIAL INFORMATION FOR EACH OF THE QUARTERLY PERIODS IN THE FISCAL YEAR ENDED MARCH 31, 2001 AND THE FIRST THREE QUARTERS IN THE FISCAL YEAR ENDED MARCH 31, 2002.

      YOU SHOULD NOT RELY ON PREVIOUS DISCUSSIONS OF RESULTS OF OPERATIONS AND TRENDS AFFECTING OUR BUSINESS.

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

      The following table sets forth, for the periods indicated, certain items in our consolidated statements of income as a percentage of net sales:

                                                             THREE MONTHS ENDED JUNE 30,
                                                              2002(1)        2001(1)(2)
                                                              -------        ----------
Net Sales
   Sensors                                                     52.6%            55.1%
   Consumer products                                           47.4%            44.9%
                                                               -----            -----
Total net sales                                               100.0%            100.0%
Cost of sales                                                  67.1%            73.2%
                                                               -----            -----

                                                             THREE MONTHS ENDED JUNE 30,
                                                              2002(1)        2001(1)(2)
                                                              -------        ----------
Gross profit                                                   32.9%            26.8%
Operating expenses (income)
Selling, general, and administrative                           34.0%            28.6%
Research and development                                       3.9%              4.8%
Customer funded development                                   (1.2)%            (1.9)%
Restructuring costs                                            2.5%                 -
Interest expense, net                                          3.0%              4.3%
Other expenses (income)
                                                              (0.2)%            (0.2)%
                                                              ------            ------
(Loss) from continuing operations before income
  taxes and cumulative effect of accounting change            (9.1)%            (8.8)%
Loss from operations of discontinued units                    (15.0)%           (0.9)%
Cumulative effect of accounting change, net of tax                 -            (1.0)%
                                                              -------           ------
Net income (loss)                                             (24.1)%          (10.7)%
                                                              =======          =======

      (1) The consolidated financial statements for the quarter ended June 30, 2002 include the results of the ongoing operations of Measurement Specialties, Inc. As a result of the restructuring plan, we sold all of the outstanding stock of Terraillon Holdings Limited in September 2002 and placed Measurement Specialties UK Limited (referred to herein as Schaevitz UK) into receivership in June 2002. Accordingly, Terraillon and Schaevitz UK are classified as discontinued operations in the consolidated financial results for the three months ended June 30, 2002, and Schaevitz UK is classified as a discontinued operation for the three months ended June 30, 2001 (Terraillon was acquired in August 2001.) The comparisons above exclude the results of these discontinued operations, except for "Loss from operations of discontinued units," "Cumulative effect of accounting change, net of tax" and "Net income (loss)."

      (2) Reflects the restatement of our financial statements for the fiscal quarter ended June 30, 2001. See "Restatement" and Note 3 to our consolidated financial results included in this Quarterly Report on Form 10-Q.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

      The consolidated financial statements for the quarter ended June 30, 2002 include the results of the ongoing operations of Measurement Specialties, Inc. As a result of the restructuring plan, we sold all of the outstanding stock of Terraillon in September 2002 and placed Schaevitz UK into receivership in June 2002. Accordingly, Terraillon and Schaevitz UK are classified as discontinued operations in the consolidated financial results for the three months ended June 30, 2002 and 2001. The results of operations presented below exclude the results of these discontinued operations, except as specifically set forth in "Discontinued Operations."

      Net Sales. Net sales declined slightly to $23,646 for the fiscal quarter ended June 30, 2002 from $23,701 for the fiscal quarter ended June 30, 2001.

      Net sales of our Sensor business decreased $612, or 4.7%, to $12,439 for the fiscal quarter ended June 30, 2002 from $13,051 for the fiscal quarter ended June 30, 2001. The decrease is primarily due to decreased sales of Schaevitz products and significantly reduced demand for displacement transducers in the power generation and other capital goods sectors. Sales of microfused sensors increased due to continuing growth in demand for automotive pressure sensors, but this increase was offset by decreased IC Sensors sales. PiezoSensors sales were flat.

      Net sales of our Consumer Products business increased $557, or 5.2%, to $11,207 for the fiscal quarter ended June 30, 2002 from $10,650 for the fiscal quarter ended June 30, 2001. This increase was the result of increased bath scale sales during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. Sales of tire pressure gauges declined during the fiscal quarter ended June 30, 2002 due to a reduction in promotions and less media attention to tire quality issues than in previous years. Sales to Korona, historically a significant customer of ours, decreased significantly as a result of its acquisition by Bonso Electronics, a competitor of ours. We expect further decreases in sales to Korona in subsequent fiscal quarters.

      Gross Profit. Gross profit increased $1,423, or 22.4%, to $7,784 for the fiscal quarter ended June 30, 2002 from $6,361 for the fiscal quarter ended June 30, 2001. Gross margin increased to 32.9% for the fiscal quarter ended June 30, 2002 from 26.8% for the fiscal quarter ended June 30, 2001. Gross margin for our Sensor business increased to 36.7% for the quarter ended June 30, 2002 from 28.2% for the quarter ended June 30, 2001. This margin improvement was the result of a net reduction in cost of goods sold through increased production transferred to China (and the associated lower cost basis). Gross margin for our Consumer Products business improved to 28.7% for the fiscal quarter ended June 30, 2002 from 25.1% for the fiscal quarter ended June 30, 2001. This improvement resulted from our ongoing cost reduction program in Asia.

      Selling, General, and Administrative. Selling, general, and administrative expenses increased $1,257, or 18.5%, to $8,037 for the fiscal quarter ended June 30, 2002 from $6,780 for the fiscal quarter ended June 30, 2001. The overall increase is primarily due to increased aggregate consulting and professional fees of $1,453 that were incurred as a result of the defaults under our credit agreement, the restatement of our financial statements, the class action lawsuit and the SEC investigation. See "Legal Proceedings" below. We expect these increased consulting and professional fees to continue in subsequent periods.

      Research and Development. Research and development costs were reduced $193 to $934 for the fiscal quarter ended June 30, 2002 from $1,127 for the fiscal quarter ended June 30, 2001. Customer-funded development declined $167 to $276 for the fiscal quarter ended June 30, 2002 from $443 for the fiscal quarter ended June 30, 2001. On a net basis, research and development costs decreased $26 to $658 for the fiscal quarter ended June 30, 2002 from $684 for the fiscal quarter ended June 30, 2001. IC Sensors generated the majority of our customer funded research and development in the fiscal quarter ended June 30, 2002. Due to the sale of the IC Sensors wafer fab operation in August 2002, we do not expect significant customer funded research and development for the remainder of the fiscal year ending March 31, 2003.

      Interest Expense, Net. Net interest expense decreased $290, or 28.7%, to $720 for the fiscal quarter ended June 30, 2002 from $1,010 for the fiscal quarter ended June 30, 2001. This decrease is attributable to an approximately $11,452 reduction in total debt outstanding from $38,482 as of June 30, 2001 to $27,030 as of June 30, 2002, partially offset by increased interest rates incurred as a result of defaults under our credit agreement. We expect interest expense to decrease in subsequent periods as our outstanding debt balances decrease.

      Income Taxes. We had a pretax loss for financial reporting purposes and have not provided a tax benefit for the fiscal quarters ended June 30, 2002 and 2001. Recognition of a deferred tax benefit will require generation of future taxable income. Since there can be no assurance that we will generate earnings in future years, we have increased our valuation allowance on deferred tax assets by $1,038 to $14,053 as of June 30, 2002.

      Discontinued Operations. As a result of the restructuring plan, we sold all of the outstanding stock of Terraillon in September 2002 and placed Schaevitz UK into receivership in June 2002. The net results for these operations for the quarter ended June 30, 2002 was a loss of $3,536. Terraillon reported a net loss of $25 while Schaevitz UK recorded a net loss of $3,511. The loss at Schaevitz UK was primarily due to the write-off of prepaid pension costs, severance and other exit costs, and professional fees associated with the liquidation.

LIQUIDITY AND CAPITAL RESOURCES

      Operating working capital (accounts receivable plus inventory less accounts payable) decreased by $3,619 as of June 30, 2002 as compared to March 31, 2002. The decrease was largely attributable to an increase in accounts payable of $5,845 from $9,689 for the fiscal quarter ended March 31, 2002 to $15,534 for the fiscal quarter ended June 30, 2002, partially offset by an increase in accounts receivable of $224 from $12,220 for the fiscal quarter ended March 31, 2002 to $12,444 for the fiscal quarter ended June 30, 2002 and an increase in inventory of $2,002 from $16,026 for the fiscal quarter ended March 31, 2002 to $18,028 for the fiscal quarter ended June 30, 2002. Accounts payable increased as a result of normal seasonal spending increase in the consumer segment, as well as stretching payment terms with vendors. The inventory increase was attributable to seasonal increases in the consumer segment. Cash provided by operating activities was $3,830 for the fiscal quarter ended June 30, 2002, as compared to $3,447 for the same period last fiscal year. Capital spending decreased sharply ($336 for the fiscal quarter ended June 30, 2002 versus $1,415 for the fiscal quarter ended June 30, 2001), resulting in cash flow after capital expenditures of $3,494 for the fiscal quarter ended June 30, 2002 as compared to $2,032 for the fiscal quarter ended June 30, 2001. Financing activities for the fiscal quarter ended June 30, 2002 consumed $2,134, primarily driven by the repayment of debt. For the fiscal quarter ended June 30, 2002, continuing operations generated cash of $1,360, offset by $2,516 used for discontinued operations and $857 as a result of unfavorable exchange rates, resulting in a decrease in net cash decrease of $2,013 as compared to the fiscal quarter ended March 31, 2002.

Our Credit Agreement

      We and Schaevitz UK are the borrowers under an Amended and Restated Revolving Credit, Term Loan and Security Agreement dated February 28, 2001, as amended (the "credit agreement"), among Wachovia Bank, National Association (formerly known as First Union National Bank) as lender and agent, JP Morgan Chase Bank as lender and Fleet National Bank as lender (First Union, Chase and Fleet are hereafter referred to as the "lenders"). Our obligations under the credit agreement are secured by a lien on substantially all of our assets.

      The loans outstanding under the credit agreement as of June 30, 2002 were a revolving credit line with an amount outstanding of approximately $19,700 and a term loan in the amount of $7,200.

Events of Default under the Credit Agreement

      Because of our inability to comply with certain financial covenants contained in the credit agreement, events of default have occurred and are continuing under the credit agreement. We sought, but did not obtain, a waiver of such events of default from the lenders.

      The occurrence of the events of default under the credit agreement gives the lenders the right to require immediate repayment of all amounts outstanding under the credit agreement and exercise their remedies as a secured creditor, including taking immediate possession of all of our assets and requiring our customers to pay all amounts owed to us directly to them. As a result of the defaults under our credit agreement and the lenders' consequent right to accelerate the loans, we were required to classify the long-term portion of our debt to current. The consolidated financial results included in this Quarterly Report on Form 10-Q reflect this reclassification.

Forbearance Agreement

      On July 2, 2002, we signed an agreement with our lenders pursuant to which the lenders agreed to forbear from exercising the rights and remedies available to them under the credit agreement as a result of our defaults until the earliest of (i) November 1, 2002, (ii) our breach or violation of the provisions of the forbearance agreement, (iii) the institution of bankruptcy proceedings under the federal bankruptcy laws, or (iv) the occurrence of additional defaults under the credit agreement (the time period between July 2, 2002 and the termination of the lenders' obligation to forbear from the exercise of their rights is referred to herein as the "forbearance period"). We are required under the forbearance agreement to, among other things, comply with certain strict financial covenants, actively seek purchasers for certain of our assets, continue to make required term loan payments, pledge certain unencumbered assets in favor of the lenders and issue the lenders a warrant to purchase up to 4.99% of our common stock. Half of this warrant was canceled when we repaid certain obligations as required prior to October 1, 2002 and the balance of the warrant will be canceled if our obligations to the lenders are repaid in full on or before November 1, 2002. The forbearance agreement also provides that our borrowings will bear interest at a rate equal to the lenders' prime rate plus 3%, which rate will increase by an additional 2% in the event of a default under the forbearance agreement.

      In connection with the execution of the forbearance agreement, the lenders agreed to extend additional credit under our revolving credit facility (as more fully described below), as well as to allow us to apply the proceeds from the sale/liquidation of certain assets against amounts outstanding under the revolving credit facility (rather than against amounts outstanding under the term loan as otherwise required by the credit agreement).

Available Credit under the Revolving Credit Facility during the Forbearance
Period

      As of the consummation of our sale of Terraillon, and subject to our continued compliance with the terms of the forbearance agreement, the maximum available credit under the revolving credit facility during the forbearance period is $13,500 or such lesser amount as is determined based on certain formulas in the credit agreement related to the value of our collateral. As of October 18, 2002, we had $10,079 of available credit under the revolving credit facility. At October 18, 2002, the balances of our revolving credit line and term loan were $3,100 and $6,200, respectively.

Payment Obligations under the Forbearance Agreement

      Subject to our continued compliance with its terms, the forbearance agreement permitted us to maintain an over-advance under the revolving credit facility of up to $9,000 until July 31, 2002, after which time the permitted over-advance was reduced to $8,000. As a result of the sale of Terraillon and the application of the proceeds from the sale to amounts outstanding under our revolving credit facility, the over-advance under the revolving credit facility was eliminated.

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

      We are currently in negotiations with our lenders to extend the forbearance period and the deadline for repayment in full of the notes evidencing the term loan and the revolving credit facility beyond November 1, 2002. No assurance can be given that the lenders will grant such an extension on terms reasonable to us, or at all.

Liquidity

      At October 18, 2002, we had $10,079 available under our revolving credit facility. As stated above, this credit facility expires and all amounts outstanding under the credit facility must be repaid on or before November 1, 2002. Our working capital and our limited amount of borrowing capacity will not be sufficient to satisfy our ongoing capital needs and other obligations, that include payment of:

- the $9,300 outstanding under our term loan and revolving credit facility by November 1, 2002;

- substantially increased consulting and professional fees that are being incurred as the result of the defaults under the credit agreement, the class action lawsuits and SEC investigation;

- any judgments or penalties arising from the class action lawsuit, SEC investigation or other matters described under "Legal Proceedings";

- the obligations described below under "Obligations to Trade Creditors and Others"; and

-     payment of dilapidation claims under the Schaevitz UK real property lease.

      In an effort to obtain additional funds, we are currently in negotiations with an asset based lender regarding a new $15,000 revolving credit facility that we intend to use to refinance our existing bank debt and provide our company with additional working capital. In addition to pursuing asset based financing, we are exploring the sale of additional assets or the sale of equity securities. No assurance, however, can be given that we will be able to refinance our debt, or successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to us, that they will enable us to continue to satisfy our cash requirements or that such actions will be permitted under our credit agreement. Additionally, any sale of securities will dilute existing shareholders and may be at prices that are substantially lower than current market prices. If we do not obtain additional funds, we will likely be unable to continue operations, or we will be compelled to restructure our obligations in a bankruptcy proceeding under Title 11 of the United States Code.

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

      Our failure to timely file certain of our periodic reports with the Securities and Exchange Commission and our payment default render us, among other things, ineligible to file registration statements on Form S-3 with the SEC. In connection with the acquisition of Terraillon in August 2001, we entered into a Registration Rights Agreement with the former shareholders of Terraillon, pursuant to which we agreed to file a Registration Statement on Form S-3 to register the resale of shares of our common stock issued in that acquisition. Our present inability to file a registration statement to effect the resale registration triggers our contractual obligation to repurchase shares of our common stock that former Terraillon shareholders are unable to sell in the market or to pay former Terraillon shareholders an amount determined by formula and based on the number of shares they are unable to sell in the market. We are presently precluded by the credit agreement from repurchasing shares of our common stock. See "Legal Proceedings," below.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
                             (dollars in thousands)

      We are exposed to a certain level of foreign currency exchange risk.

FOREIGN CURRENCY RISK

      The majority of our net sales are priced in United States dollars. Our costs and expenses are priced in United States dollars, Hong Kong dollars, Chinese renminbi, British pounds and Euros. Accordingly, the competitiveness of our products relative to products produced domestically (in foreign markets) may be affected by the performance of the United States dollar compared with that of our foreign customers' currencies. Additionally, we are exposed to the risk of foreign currency transaction and translation losses, which might result from adverse fluctuations in the values of the Hong Kong dollar, the Chinese renminbi, the British pound and the Euro. At June 30, 2002, we had net liabilities of $3,289 subject to fluctuations in the value of the Hong Kong dollar, net assets of $860 subject to fluctuations in the value of the British pound, net assets of $18,369 subject to fluctuations in the value of the Euro and net assets of $11,132 subject to fluctuations in the value of the Chinese renminbi. At June 30, 2001, we had net liabilities of $1,239 subject to fluctuations in the value of the Hong Kong dollar, net assets of $7,991 subject to fluctuations in the value of the British pound and net assets of $13,354 subject to fluctuations in the value of the Chinese renminbi.

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

      See "Recent Developments - Our Restructuring Program" for a discussion of the elimination of certain of our foreign operations.

Recent Developments
(dollars in thousands)

      Our Restructuring Program

      As a result of significant losses for each of the four quarters in the fiscal year ended March 31, 2002 and for the quarter ended June 30, 2002 and our inability to make required payments under our loan agreement, we have implemented a restructuring program with the aim of reducing costs, streamlining operations and generating cash to repay our lenders. The actions we have taken in connection with this restructuring program include the following:

      - Liquidation of our UK Subsidiary. We placed Schaevitz UK into receivership on June 5, 2002 pursuant to the terms of a Mortgage Debenture dated February 28, 2001, as we were no longer in a position to support its losses. The receiver's function was to dispose of Schaevitz UK's business and assets for the best price possible. The book debt recoveries and sale proceeds were applied in settlement of the receiver's remuneration, costs and expenses, the preferential creditors' claims (i.e., the claims of the Inland Revenue, Customs & Excise and employee claims up to certain statutory limits) and then to (i) the claims by our lenders in accordance with the United Kingdom insolvency legislation (the Insolvency Act 1986), and (ii) priority arrangements. The landlord has a potential dilapidations claim of up to 350 Pounds Sterling (approximately $549 United States dollars based on market exchange rates as of October 8, 2002) against Schaevitz UK that arose on the expiration of the lease of 543/544 Ipswich Road Trading Estate, Slough, Berkshire, England on June 23, 2002. Measurement Specialties is responsible for this claim as a result of our guarantee of Schaevitz UK's obligations under the lease. We are currently in negotiations with the landlord regarding this matter. During the quarter ended June 30, 2002, we incurred approximately $3,577 of costs and expenses in connection with the liquidation of Schaevitz UK.

      With the divestiture of Schaevitz UK in June 2002, the strain gauge based products and force balanced accelerometers which were part of this operation will no longer be manufactured by us, although we continue to supply strain gauge subassemblies to Polaron (who acquired a portion of the assets of Schaevitz UK), and we continue to distribute products incorporating these technologies.

      - Reduction of Workforce. As of March 31, 2002, excluding the effects of the Terraillon and Schaevitz UK dispositions, we have reduced our workforce by 138 employees as compared to our workforce as of June 30, 2001. Additionally, as of September 30, 2002, we have reduced our workforce by an additional 49 employees as compared to our workforce as of March 31, 2002. We expect this workforce reduction to result in a cost savings of approximately $5,000 for the fiscal year ending March 31, 2003. We are currently examining the possibility of further workforce reductions.

      - Sale of IC Sensors wafer fab. In July 2002, we sold the assets, principally property and equipment, related to our silicon wafer fab manufacturing operation in Milpitas, CA to Silicon Microstructures, Inc. (SMI), a wholly-owned subsidiary of Elmos Semiconductor AG. The wafer fab operation was formerly part of our IC Sensors division. The price paid by SMI for the assets was approximately $5,250, consisting of approximately $3,370 in cash and $1,880 in prepaid credit for products and services, subject to reduction under certain circumstances. Approximately, $1,000 of the cash purchase price was used to satisfy an outstanding equipment lease obligation. The prepaid credit for products and services, if utilized, will be accounted for as a component of our wafer costs. The estimated gain on this sale is approximately $150, net of tax.

      IC Sensors continues to design and sell all, and manufacture most, of its current product lines, including custom wafers and die, pressure sensors, accelerometers and custom MEMS components, and to outsource to SMI the manufacturing of silicon chips used in these products. As part of this transaction, we entered into a long-term supply agreement for the purchase of wafers from SMI.

      In July 2002, SMI assumed the lease of our Milpitas, CA facility in connection with this sale. SMI's assumption of this lease and the related operating expenses has resulted in an annualized cost savings to us of over $3,000. We have entered into a lease for an approximately 4,800 square foot property in San Jose, CA for our IC Sensors sales, research and development, manufacturing, and engineering personnel. IC Sensors generated approximately $1,000 in customer funded research and development in the fiscal year ended March 31, 2002. As a result of the sale of the ICS wafer fab, we will not receive these amounts during the fiscal year ending March 31, 2003 and expect customer funded research and development to decrease.

      - Shutdown of Valley Forge operations. The operations of our Valley Forge, PA facility will be consolidated into our Hampton, VA and Shenzhen, China facilities. The lease term for the Valley Forge, PA facility, originally assumed as part of the purchase of PiezoSensors from AMP, Inc. in 1998, expires January 30, 2003 and will not be renewed. As a result of this action, 10 full-time positions will be eliminated. We expect PiezoSensors to continue to design, manufacture, and sell all of its current product lines. The shutdown of our Valley Forge operations has resulted in an annualized cost savings to us of approximately $900. We entered into a lease for an approximately 2,500 square foot property in Wayne, PA for our sales, engineering and technical personnel formerly located at our Valley Forge facility.

      - Sale of Terraillon. In September 2002, we sold all of the outstanding stock of Terraillon Holdings Limited, a European manufacturer of branded consumer bathroom and kitchen scales, to Fukuda (Luxembourg) S.a.r.l., an investment holding company incorporated in Luxembourg, for $22,300. Approximately $2,282 of the purchase price will be held in escrow until January 24, 2003 to secure payment of certain purchase price adjustments, if any, or any right of Fukuda to set off as a result of breaches of our representations and warranties in the stock purchase agreement. Fukuda also assumed approximately $4,800 in debt in connection with the acquisition of Terraillon. The estimated gain on this sale is approximately $1,500, net of tax, subject to further adjustments.

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

Possible De-Listing of our Common Stock

      As a result of our failure to timely file our Annual Report on Form 10-K for the fiscal year ended March 31, 2002, the trading of our common stock on the American Stock Exchange (AMEX) has been suspended since July 15, 2002. On August 21, 2002, we received a letter from the AMEX indicating that we no longer comply with AMEX listing guidelines due to our failure to furnish certain reports and information to shareholders and that our securities are, therefore, subject to being delisted from the AMEX. We have appealed this determination. There can be no assurance that our request for continued listing will be granted or that we will be able to comply with AMEX listing requirements in the future. In the event that our common stock becomes ineligible for trading on the AMEX, it will be more difficult to dispose of our common stock and to obtain accurate pricing information for our common stock.

Management and Board Changes

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

      This list is not exhaustive. Except as required under federal securities laws and the rules and regulations promulgated by the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 4. Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. We have identified significant and material weaknesses in our internal disclosure controls and procedures. As a result of these deficiencies, we needed to perform extensive detail testing and reconciliation of past transactions in order to be able to determine the proper presentation of our financial information for past and current periods. In addition, our independent auditors have expanded their procedures to audit periods during which the weaknesses were present. These deficiencies in our internal disclosure controls and procedures have contributed to our filing of inaccurate financial reports for the periods from June 30, 2000 through December 31, 2001 and to the delay in filing of this Quarterly Report on Form 10-Q. Accordingly, this report contains restated financial results for the fiscal quarter ended June 30, 2001, and we intend to file a current report on Form 8-K to provide restated quarterly financial information for each of the quarterly periods in the fiscal year ended March 31, 2001 and the first three quarters in the fiscal year ended March 31, 2002.

      (b) Changes in internal controls.

      Interim compensating controls and procedures

      While we are in the process of implementing a more efficient and reliable system of disclosure controls and procedures, we have, on an immediate basis, instituted interim compensating controls and procedures to ensure that information required to be disclosed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported to our senior management. The steps that we have taken to ensure that all material information about our company is accurately disclosed in this report, include:

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

                           PART II. OTHER INFORMATION
                             (dollars in thousands)
Item 1. Legal Proceedings

CLASS ACTION LAWSUIT

      On March 20, 2002, a class action lawsuit was filed on behalf of purchasers of our common stock in the United States District Court for the District of New Jersey against Measurement Specialties and certain of our present and former officers and directors. The complaint was subsequently amended to include the underwriters in our August 2001 public offering and our former auditors. The lawsuit alleges violations of the federal securities laws including, among other things, that the registration statement related to our August 2001 public offering and our periodic SEC filings misrepresented or omitted material facts and that certain of our officers made false or misleading statements of material fact. The lawsuit seeks an unspecified award of money damages. After March 20, 2002, nine additional similar class actions were filed in the same court. The ten lawsuits have been consolidated into one case under the caption In re: Measurement Specialties, Inc. Securities Litigation, 02 Civ. No. 1071 (D.N.J.). Plaintiffs filed a Consolidated Amended Complaint on September 12, 2002. We must file a responsive pleading by November 11, 2002. We are currently in the process of responding to the claims made in the class action lawsuit. We intend to defend the foregoing lawsuit vigorously, but cannot predict the outcome and are not currently able to evaluate the likelihood of success or the range of potential loss, if any. However, if we were to lose this lawsuit, judgment would likely have a material adverse effect on our consolidated financial position, results of operations and cash flows. We have Directors and Officers insurance policies that provide an aggregate coverage of $10,000 for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be available or adequate to cover losses, if any, arising out of this litigation.

SEC INVESTIGATION

      In February 2002, we, at our own initiative, contacted the staff of the SEC after discovering that our former Chief Financial Officer had made the misrepresentation to senior management, the Board and our auditors that a waiver of the covenant default under our credit agreement had been obtained when, in fact, the lenders had refused to grant such a waiver. Since February 2002, Measurement Specialties and a Special Committee formed by our Board of Directors have been cooperating with the staff of the SEC. In June 2002, the staff of the Division of Enforcement of the SEC informed us that it is conducting a formal investigation relating to matters reported in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2001. We cannot predict how long the SEC investigation will continue or its outcome.

UNITED STATES ATTORNEY INQUIRY

      We have also learned that the Office of the United States Attorney for the District of New Jersey is conducting an inquiry into the matters that are being investigated by the SEC. We cannot predict how long the United States Attorney's inquiry will continue or its outcome.

OTHER LITIGATION

      In re Service Merchandise Company, Inc. (Service Merchandise Company, Inc.
v. Measurement Specialties, Inc.), United States Bankruptcy Court for the Middle District of Tennessee, Nashville Division, Case No. 399-02649, Adv. Pro. No. 301-0462A.

      We are currently the defendant in a lawsuit filed in March 2001 by Service Merchandise Company, Inc. ("SMC") and its related debtors (collectively, the "Debtors") in the context of the Debtors'

Chapter 11 bankruptcy proceedings. The Bankruptcy Court entered a stay of the action in May 2001, which was lifted in February 2002. Citing 11 U.S.C. Section 547(b), the action alleges that we received $645 from one or more of the Debtors during the ninety (90) day period before the Debtors filed their bankruptcy petitions, that the transfers were to our benefit, were for or on account of an antecedent debt owed by one or more of the Debtors, made when one or more of the Debtors were insolvent, and that the transfers allowed us to receive more than we would have received if the cases were cases under Chapter 7 of the United States Bankruptcy Code. The action seeks to disgorge the sum of $645 from us. It is not possible at this time to predict the outcome of the litigation or estimate the extent of any damages that could be awarded in the event that we are found liable to the estates of SMC or the other Debtors.

      Robert L. DeWelt v. Measurement Specialties, Inc. et al., United States District Court, District of New Jersey, Civil Action No. 02-CV-3431.

      On July 17, 2002, Robert DeWelt, our former acting Chief Financial Officer and general manager of our Schaevitz Division, filed a lawsuit against Measurement Specialties, Inc. and certain of our officers and directors. Mr. DeWelt resigned on March 26, 2002 in disagreement with management's decision not to restate certain of our financial statements. See "Restatement" above for a discussion of Mr. DeWelt's resignation. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. We have filed a Motion to Dismiss for which a hearing is scheduled on November 12, 2002. At this point in the litigation, we cannot predict its outcome.

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

      We are currently the defendant (as successor to Lucas Control Systems) in the lawsuit filed in April 2002 by Clark Material Handling Company and its related debtors (the "Debtors") in the context of the Debtors' Chapter 11 bankruptcy proceedings. Plaintiffs assert that Lucas Control Systems ("Lucas") received $34 from one or more of the Debtors during the ninety (90) day period before the Debtors filed their bankruptcy petitions, that the transfers were to Lucas' benefit, were for or on account of an antecedent debt owed by one or more of the Debtors, made when one or more of the Debtors were insolvent, and that the transfers allowed Lucas to receive more than it would have received if the cases were cases under Chapter 7 of the United States Bankruptcy Code. The action seeks to disgorge the sum of $34 from Lucas. It is not possible at this time to predict the outcome of the litigation or estimate the extent of any damages that could be awarded in the event that we are found liable to the estates of Clark Material Handling Company or the other Debtors.

      From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

Item 6. Exhibits and Reports on Form 8-K

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

10.6+               Measurement Specialties, Inc. 1995 Stock Option Plan.

10.7***             Measurement Specialties, Inc. 1998 Stock Option Plan.

10.8+               Lease dated December 30, 1999 between Hollywood Place
                    Company Limited and Measurement Limited for property in Kowloon, Hong Kong.

10.9+               Lease dated September 14, 1977 between Schaevitz E.M.
                    Limited and Slough Trading Estate Limited for property in
                    Slough, England.

10.10+              Deed of Variation dated July 14, 1992 of Lease between
                    Slough Trading Estate Limited and Lucas Schaevitz Limited.

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

10.19++             Lease Agreements for property in Shenzhen, China.

10.20++             Lease dated August 4, 2000 between Kelsey-Hayes Company and
                    Measurement Specialties, Inc. for property in Hampton,
                    Virginia.

EXHIBIT
NUMBER                                     DESCRIPTION
10.21++             Amended and Restated Revolving Credit, Term Loan and
                    Security Agreement dated as of February 28, 2001 among
                    Measurement Specialties, Inc., Measurement Specialties UK
                    Limited, Summit Bank, The Chase Manhattan Bank and First
                    Union National Bank as agent and all amendments.

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

10.25++++           Stock Purchase Agreement, dated as of September 18, 2002, by and between FUKUDA (Luxembourg) S.a.r.l. and Measurement
                    Specialties, Inc.

10.26####           Forbearance Agreement, dated as of June , 2002, by and among
                    Wachovia Bank, National Association, for itself and as agent for Fleet National Bank and JP Morgan Chase Bank,
                    Measurement Specialties, Inc., Measurement Specialties UK
                    Limited., IC Sensors, Inc., Measurement Limited, Jingliang
                    Electronics (Shenzhen) Co., Ltd. and Terraillon Holdings
                    Limited.

10.27####           Agreement of Lease, commencing October 1, 2002, between
                    Liberty Property Limited Partnership and Measurement
                    Specialties, Inc.

10.28####           Sublease Agreement, dated August 1, 2002, between Quicksil,
                    Inc. and Measurement Specialties, Inc.

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

#### Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on October 28, 2002.

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

(B)   REPORTS ON FORM 8-K.

      The following reports on Form 8-K were filed during the three months ended June 30, 2002:

      Current Report on Form 8-K filed pursuant to Item 4 to disclose a change in our certifying accountant.

      Current Report on Form 8-K filed pursuant to Item 5 on June 21, 2002 to include, as exhibits, (i) a press release announcing the commencement of a formal SEC investigation of our company, (ii) a press release discussing our restructuring plan and the appointment of Frank Guidone as CEO, and (iii) the forbearance letter agreement with our lenders dated April 17, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MEASUREMENT SPECIALTIES, INC.
                                     (Registrant)


                                     /s/ John P. Hopkins
                                     -------------------
Date: October 29, 2002               John P. Hopkins
                                     Chief Financial Officer (authorized officer
                                     and principal financial officer)

                        CERTIFICATION OF QUARTERLY REPORT

      I, Frank Guidone, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Measurement Specialties, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 29, 2002                           /s/ Frank Guidone
                                                  ------------------------------
                                                  Name: Frank Guidone
                                                  Title: Chief Executive Officer

                        CERTIFICATION OF QUARTERLY REPORT

      I, John P. Hopkins, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Measurement Specialties, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 29, 2002                           /s/ John P. Hopkins
                                                  ------------------------------
                                                  Name:  John P. Hopkins
                                                  Title: Chief Financial Officer