Form 10-K/A
period 2002-03-31
MEASUREMENT SPECIALTIES INC
filed 2002-11-12
CIK 778734

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At November 5, 2002, the average market value of the voting stock held by non-affiliates was approximately $16,128,703 based on the closing price of the registrant's common stock on the American Stock Exchange on November 5, 2002.

At November 5, 2002, 11,912,958 shares of common stock were outstanding.

                                Explanatory Note

This Amendment No. 1 on Form 10-K/A (the "Amendment") amends the Annual Report on Form 10-K of Measurement Specialties, Inc. (the "Company") for the fiscal year ended March 31, 2002, previously filed on October 28, 2002 (the "Original 10-K"). The Company has filed this Amendment solely to amend the Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2002, 2001 and 2000 contained in the Original 10-K. The line items in the Consolidated Statements of Cash Flows that have been amended are as follows: (i) "Goodwill and other impairments," (ii) "Provision for warranty," (iii) "Loss on disposal of assets" (this line has been removed), (iv) "Accounts receivable, trade," (v) "Inventories," (vi) "Other assets," (vii) "Accounts payable, trade," and (viii) "Accrued expenses and other liabilities." This Amendment makes no other changes to the Original 10-K.

This Amendment contains only the consolidated financial statements of the Company for the years ended March 31, 2002, 2001, and 2000 and as of March 31, 2002 and 2001 and should be read in conjunction with the information set forth in the Original 10-K, as well as the Company's quarterly report on Form 10-Q for the three months ended June 30, 2002, filed on October 29, 2002 and any subsequent reports filed pursuant to the Securities Exchange Act of 1934.

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

Document                                                              Pages
Report of Independent Certified Public Accountants                    F-1

Consolidated Statements of Operations for the Years Ended
      March 31, 2002, 2001 and 2000                                   F-2

Consolidated Balance Sheets as of March 31, 2002 and 2001             F-3 to F-4

Consolidated Statements of Shareholders' Equity for the Years
      Ended March 31, 2002, 2001 and 2000                             F-5

Consolidated Statements of Cash Flows for the Years Ended             F-6
      March 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements                            F-7 to F-36

Schedule II - Valuation and Qualifying Accounts, for the Years
      Ended March 31, 2002, 2001 and 2000                             S-1

(c)   Exhibits

      Exhibit 23.1                Consent of Grant Thornton LLP.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MEASUREMENT SPECIALTIES, INC.


By:   /s/ Frank Guidone                               November 5,  2002
    ---------------------
    Frank Guidone
    Chief Executive Officer

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


Date: November 5, 2002                        /s/ Frank Guidone
                                              _____________________________

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



Date:  November 5, 2002                  /s/ John P. Hopkins
                                         -------------------
                                         Name:  John P. Hopkins
                                         Title:  Chief Financial Officer

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

                       MEASUREMENT SPECIALTIES, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               MARCH 31,
                                                                ----------------------------------------
($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                         2002           2001             2000
----------------------------------------------------------      --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:                                         AS RESTATED
                                                                                NOTE 3
                                                                              ----------
  Net income (loss)                                             $(29,047)       $  1,197        $  5,531
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                4,977           2,841           2,083
      Deferred rent                                                  126             178            --
      Goodwill and other impairments                               7,124            --              --
      Provision for writedown of assets                              458            --              --
      Provision for doubtful accounts                              1,158             698              (8)
      Provision for warranty                                          85             380             (80)
      Reversal of tax benefit on exercise of options              (1,534)           --              --
      Deferred income taxes                                        2,650            (947)              8
      Tax benefit on exercise of stock options                      --               924             610
      Net changes in operating assets and liabilities,
        net of effect of acquisitions:
        Accounts receivable, trade                                  (903)         (3,227)         (1,020)
        Inventories                                                8,882         (11,322)         (3,417)
        Prepaid expenses and other current assets                 (1,375)           (455)           (324)
        Other assets                                               1,646            (513)           (151)
        Accounts payable, trade                                   (5,343)          3,757           2,760
        Accrued expenses and other liabilities                     1,156             762           2,137
                                                                --------        --------        --------
    Net cash (used in) provided by operating activities           (9,940)         (5,727)          8,129
                                                                --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment                             (2,366)         (5,653)         (2,510)
  Purchases of intangible assets                                    --               (40)         (1,121)
  Acquisition of businesses, net of cash acquired                (10,669)        (17,408)        (12,368)
                                                                --------        --------        --------
    Net cash used in investing activities                        (13,035)        (23,101)        (15,999)
                                                                --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings under bank line of credit agreement                  23,632          14,736            --
  Repayments under bank line of credit agreement                 (14,935)           --              --
  Repayments under capital lease obligations                        (597)           --              --
  Proceeds from long term debt                                      --            25,000          10,000
  Repayments of long term debt                                   (13,836)        (13,000)         (3,800)
  Payment of deferred financing costs                               (231)           --              (283)
  Proceeds from exercise of options and warrants                     429             803           1,124
  Proceeds from issuance of common stock, net of expenses         32,882            --              --
                                                                --------        --------        --------
    Net cash provided by (used in) financing activities           27,344          27,539           7,041
                                                                --------        --------        --------

Effect of exchange rates                                            (420)           --              --
                                                                --------        --------        --------

Net change in cash and cash equivalents                            3,949          (1,289)           (829)
Cash and cash equivalents, beginning of year                         593           1,882           2,711
                                                                --------        --------        --------
Cash and cash equivalents, end of year                          $  4,542        $    593        $  1,882
                                                                ========        ========        ========
Supplemental Cash Flow Information:
Cash paid during the period for:
  Interest                                                      $  2,818        $  2,409        $    368
  Taxes                                                              621             817             681
Non-cash transactions:
  Common stock issued in connection with acquisition               6,800            --              --
  Capital lease obligation for equipment                           2,007            --              --



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