Form 10-Q
period 2002-09-30
MEASUREMENT SPECIALTIES INC
filed 2002-11-14
CIK 778734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act ). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,912,958 shares of common stock, no par value per share, at November 12, 2002.

PART I.  FINANCIAL INFORMATION ...................................................................................3
  ITEM 1.  FINANCIAL STATEMENTS ..................................................................................3
           Condensed Consolidated Balance Sheets (Unaudited), September 30, 2002 and March 31, 2002 ..............3
           Condensed Consolidated Statements of Operations (Unaudited), Three and Six Months Ended
             September 30, 2002 and 2001 .........................................................................5
           Condensed Consolidated Statements of Shareholders' Equity (Unaudited), Six Months Ended
             September 30, 2002 and Fiscal Year Ended March 31, 2002 .............................................6
           Condensed Consolidated Statements of Cash Flows (Unaudited), Six Months Ended
             September 30, 2002 and 2001 .........................................................................7
           Notes to Condensed Consolidated Financial Statements (Unaudited) ......................................8
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ................22
  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................39
  ITEM 4.  CONTROLS AND PROCEDURES...............................................................................40

PART II. OTHER INFORMATION.......................................................................................41
  ITEM 1.  LEGAL PROCEEDINGS.....................................................................................41
  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................................44
  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................................................44
SIGNATURES.......................................................................................................47

                          MEASUREMENT SPECIALTIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                               SEPTEMBER 30,    MARCH 31,
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                         2002            2002
                                                               -------------   -------------
ASSETS

Current assets:
  Cash and cash equivalents                                    $       2,847   $       3,760
  Accounts receivable, trade, net of allowance for doubtful
    accounts of $649 and $658, respectively                           19,081          12,220
  Inventories                                                         14,957          16,026
  Assets held for sale                                                    --          36,632
  Receivable from sale of Terraillon                                   1,282              --
  Due from receiver                                                       90              --
  Prepaid expenses and other current assets                            2,522           2,088
                                                               -------------   -------------
    Total current assets                                              40,779          70,726
                                                               -------------   -------------

PROPERTY AND EQUIPMENT, NET                                           12,947          14,287
                                                               -------------   -------------

OTHER ASSETS:
  Goodwill, net of accumulated amortization of $483                    4,191           4,191
  Other assets                                                           460             408
                                                               -------------   -------------
                                                                       4,651           4,599
                                                               -------------   -------------
    Total assets                                               $      58,377   $      89,612
                                                               =============   =============

            See Notes to Condensed Consolidated Financial Statements

                    MEASUREMENT SPECIALTIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                        SEPTEMBER 30,       MARCH 31,
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                   2002             2002
                                                                        -------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long term debt                                     $       9,358    $      29,281
  Accounts payable                                                             17,316           13,232
  Accrued compensation                                                          1,776            1,435
  Liabilities held for sale                                                        --           12,800
  Accrued expenses and other current liabilities                                8,172            4,875
                                                                        -------------    -------------
    Total current liabilities                                                  36,622           61,623

Other liabilities:
  Other liabilities                                                             1,033            1,162
                                                                        -------------    -------------
    Total liabilities                                                          37,655           62,785
                                                                        -------------    -------------

Commitments and contingencies

Shareholders' equity
  Serial preferred stock; 221,756 shares authorized; none outstanding              --               --
  Common stock, no par; 20,000,000 shares authorized; 11,912,958 and
    11,864,958 shares issued and outstanding, respectively                      5,502            5,502
  Additional paid-in capital                                                   42,616           42,346
  Accumulated deficit                                                         (27,330)         (20,586)
  Accumulated other comprehensive loss                                            (66)            (435)
                                                                        -------------    -------------
           Total shareholders' equity                                          20,722           26,827
                                                                        -------------    -------------
                                                                        $      58,377    $      89,612
                                                                        =============    =============


            See Notes to Condensed Consolidated Financial Statements

                          MEASUREMENT SPECIALTIES, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                           ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                      -----------------------------   ------------------------------
                                                          2002            2001            2002            2001
                                                      -------------   -------------   -------------   --------------
($ in thousands, except share and per share amounts)                   AS RESTATED                      AS RESTATED
                                                                          NOTE 3                          NOTE 3
                                                                       ------------                    ------------
Net sales                                              $     32,437    $     25,835    $     56,083    $     49,536
Cost of goods sold                                           22,014          19,441          37,876          36,781
                                                       ------------    ------------    ------------    ------------
       Gross profit                                          10,423           6,394          18,207          12,755
                                                       ------------    ------------    ------------    ------------
Operating expenses (income):
  Selling, general and administrative                         9,917           9,364          17,954          16,144
  Research and development                                      630           1,868           1,564           2,995
  Customer funded development                                   (70)           (456)           (346)           (899)
  Restructuring costs                                           530              --           1,123              --
                                                       ------------    ------------    ------------    ------------
     Total operating expenses                                11,007          10,776          20,295          18,240
                                                       ------------    ------------    ------------    ------------
        Operating loss                                         (584)         (4,382)         (2,088)         (5,485)
  Interest expense, net                                         625             962           1,345           1,972
   Gain on sale of Wafer Fab                                   (109)             --            (109)             --
   Other expense (income)                                       (93)            125            (150)            109
                                                       ------------    ------------    ------------    ------------
Loss from continuing operations before income
    taxes and cumulative effect of accounting change         (1,007)         (5,469)         (3,174)         (7,566)
       Income tax benefit                                        --             (31)             --             (42)
                                                       ------------    ------------    ------------    ------------
Loss from continuing operations before cumulative
    effect of accounting change                              (1,007)         (5,438)         (3,174)         (7,524)
                                                       ------------    ------------    ------------    ------------
Discontinued operations:
     Loss from operations of discontinued units                (374)           (397)         (3,910)           (608)
     Gain on sale of Terraillon                                 340              --             340              --
                                                       ------------    ------------    ------------    ------------

       Loss from discontinued units                             (34)           (397)         (3,570)           (608)
                                                       ------------    ------------    ------------    ------------

Loss before cumulative effect of accounting change           (1,041)         (5,835)         (6,744)         (8,132)

Cumulative effect of accounting change, net of taxes             --              --              --            (248)
                                                       ------------    ------------    ------------    ------------

Net loss                                               $     (1,041)   $     (5,835)   $     (6,744)   $     (8,380)
                                                       ============    ============    ============    ============

Loss per common share - Basic and Diluted
   Loss from continuing operations                     $      (0.09)   $      (0.53)   $      (0.27)   $      (0.80)
   Loss from discontinued units                                  --           (0.04)          (0.30)          (0.07)
   Cumulative effect of accounting change                        --              --              --           (0.03)
                                                       ------------    ------------    ------------    ------------
         Net loss                                      $      (0.09)   $      (0.57)   $      (0.57)   $      (0.90)
                                                       ============    ============    ============    ============

Weighted average shares outstanding                      11,913,000      10,272,000      11,906,000       9,343,000
                                                       ============    ============    ============    ============

            See Notes to Condensed Consolidated Financial Statements

                          MEASUREMENT SPECIALTIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE YEAR ENDED MARCH 31, 2002, AND THE SIX MONTHS ENDED SEPTEMBER 30, 2002

                                                                              RETAINED
                                                             ADDITIONAL        EARNINGS        OTHER
                                                    COMMON     PAID-IN      (ACCUMULATED   COMPREHENSIVE             COMPREHENSIVE
($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)            STOCK     CAPITAL         DEFICIT)         LOSS       TOTAL     INCOME (LOSS)
                                                    -------  ----------     ------------   -------------  --------   -------------
BALANCE, APRIL 1, 2001                                5,502       3,769           8,461           (15)      17,717
   Comprehensive loss, March 31, 2002:
    Net loss                                             --          --         (29,047)           --      (29,047)    $ (29,047)
    Currency translation adjustment                      --          --              --          (420)        (420)         (420)
                                                                                                                       ---------
   Comprehensive loss                                                                                                  $ (29,467)
                                                                                                                       ---------
Reversal of tax benefit on exercise of options           --      (1,534)             --            --       (1,534)
2,530,000 common shares issued in secondary
    offering, net of expenses                            --      30,874              --            --       30,874
503,692 common shares issued upon acquisition            --       6,800              --            --        6,800
182,434 common shares issued upon exercise of options    --         429              --            --          429
315,492 common shares issued in private placement        --       2,008              --            --        2,008
                                                    -------    --------        --------         -----     --------
BALANCE, MARCH 31, 2002                               5,502      42,346         (20,586)         (435)      26,827
   Comprehensive loss (unaudited):
    Net loss (unaudited)                                 --          --          (6,744)           --       (6,744)    $  (6,744)
    Currency translation adjustment (unaudited)          --          --              --           369          369           369
                                                                                                                       ---------
   Comprehensive loss (unaudited)                                                                                      $  (6,375)
                                                                                                                       ---------
Proceeds from exercise of stock options (unaudited)      --         117              --            --          117
Warrants issued for professional service (unaudited)     --         153              --            --          153
                                                    -------    --------        --------         -----     --------
BALANCE, SEPTEMBER 30, 2002 (UNAUDITED)             $ 5,502    $ 42,616        $(27,330)        $ (66)    $ 20,722
                                                    =======    ========        ========         =====     ========


            See Notes to Condensed Consolidated Financial Statements

                   MEASUREMENT SPECIALTIES, INC
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                 FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                                              --------------------------------------
                                                                     2002             2001
                                                                 -------------    -------------
                                                                                   As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:                                                Note 3
                                                                                  -------------
Net Loss                                                         $      (6,744)   $      (8,380)
  Adjustments to reconcile net loss to net cash provided by
    operating activities of continuing operations:
      Loss from discontinued operations                                  3,910              608
      Depreciation and amortization                                      1,897            1,880
      Deferred rent                                                         28               99
      Warrants issued for professional services                            153               --
      Gain on sale of Wafer Fab                                           (109)              --
      Gain on sale of Terraillon                                          (340)              --
      Net changes in operating assets and liabilities:
        Accounts receivable, trade                                      (6,861)          (1,901)
        Inventories                                                      1,069            5,360
        Prepaid expenses and other current assets                         (434)             (45)
        Other assets                                                      (102)           1,097
        Accounts payable                                                 4,084           (3,684)
        Accrued expenses and other liabilities                           3,481           (1,375)
                                                                 -------------    -------------
    Net cash provided by (used in) operating activities                     32           (6,341)
                                                                 -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                  (386)          (2,669)
     Proceeds from sale of Wafer Fab                                     3,300               --
     Proceeds from sale of Terraillon                                   16,668               --
     Cash received from receiver                                           770               --
     Acquisition of business, net of cash acquired                          --          (10,669)
                                                                 -------------    -------------
    Net cash provided by (used in) investing activities                 20,352          (13,338)
                                                                 -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under bank line of credit agreement                         2,450           14,156
  Repayments of capital lease obligations                                 (107)            (117)
  Repayments of  debt                                                  (22,266)         (21,793)
  Proceeds from exercise of options and warrants                           117              310
  Proceeds from issuance of common stock                                    --           30,984
                                                                 -------------    -------------
    Net cash provided by (used in) financing activities                (19,806)          23,540
                                                                 -------------    -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS, CONTINUING OPERATIONS             578            3,861
Effect of exchange rates                                                   369               --
Cash used for discontinued operations                                   (1,860)          (3,742)
Cash and cash equivalents, beginning of period                           3,760              466
                                                                 -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $       2,847    $         585
                                                                 =============    =============
Supplemental Cash Flow Information:
Cash paid during the period for:
  Interest                                                       $       1,328    $       1,864
  Income taxes                                                              --              326
Noncash transactions
   Common stock issued in connection with acquisition                       --            6,800
   Proceeds from capital lease                                              --            1,057


            See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  INTERIM FINANCIAL STATEMENTS:

Basis of presentation:

These interim financial statements were prepared pursuant to accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. Accordingly, while they conform with the measurement and classification provisions of accounting principles generally accepted in the United States, they do not include the footnote information required by accounting principles generally accepted in the United States for annual financial statements. Preparation of these financial statements requires management to make estimates and assumptions, which affect the amounts reported. Actual results could differ from those estimates. In the opinion of management, all accrual adjustments and disclosures necessary to make these interim financial statements not misleading have been included. Reference is made to the annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002. Operating results for the six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

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

Liquidity and Going Concern:

The Company has incurred a net loss of $29,047 for the year ended March 31, 2002, a net loss of $6,744 for the six months ended September 30, 2002 and anticipates incurring additional losses for the next several quarters. From September 30, 2001 until October 31, 2002, the Company was in default of certain financial covenants in its credit agreement and, as a result of the restatement of previously issued financial statements, the Company was also in default of certain financial covenants for earlier periods. The Company sought, but did not obtain, a waiver of such events of default from its lenders (see Note 10).

As a result of the significant losses for the last several reporting periods and the Company's inability to make the required payments under the Company's loan agreement, management and the Board of Directors approved a restructuring program with the aim of reducing costs, streamlining operations and generating cash to repay the Company's lenders. As of March 31, 2002, excluding the effects of the Terraillon and Schaevitz UK dispositions, the Company has reduced its workforce by 138 employees as compared to its workforce as of June 30, 2001. Additionally, as of June 30, 2002, the Company had reduced its workforce by an additional 49 employees as compared to its workforce as of March 31, 2002. The Company expects this workforce reduction to result in a cost savings of approximately $5,000 for the fiscal year ending March 31, 2003. The Company is currently examining the possibility of further workforce reductions. In addition, the Company (i) discontinued its operations in the United Kingdom,
(ii) sold the assets related to its silicon wafer fab manufacturing operations in Milpitas, California, which were part of the Company's IC Sensors division for approximately $5,250 in July 2002, (iii) sold all of the outstanding stock of Terraillon Holdings Limited, the Company's European subsidiary, for approximately $22,300, and (iv) consolidated Valley Forge operations to Hampton. Approximately $2,282 of the Terraillon sales price will be held in escrow until January 24, 2003 to secure payment of certain purchase price adjustments, if any, or any right of the purchaser to set off as a result of breaches of the Company's representations and warranties in the stock purchase agreement. Of the $2,282 held in escrow, the Company has assumed that a portion of the escrow will be used to satisfy certain purchase price adjustments. The gain on sale reflects these anticipated purchase price adjustments (see Note 6).

The Company is currently in the process of responding to the claims made in the class action lawsuit (see Note 9). The Company intends to defend the foregoing lawsuit vigorously, but cannot predict the outcome and is not currently able to evaluate the likelihood of its success or the range of potential loss, if any. However, if the Company were to lose this lawsuit, the judgment would likely have a material adverse effect on its consolidated financial position, results of operations and cash flows. The Company has Directors and Officers insurance policies that provide an aggregate coverage of $10,000 for the period during which the lawsuit was filed, but cannot evaluate at this time whether such coverage will be available or adequate to cover losses, if any, arising out of this lawsuit.

The Company is also the subject of a formal investigation being conducted by the Division of Enforcement of the United States Securities and Exchange Commission related to matters reported in the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2001. The United States Attorney for the District of New Jersey is also conducting an inquiry into the matters being investigated by the SEC. In addition, the trading of the Company's common stock on the American Stock Exchange ("AMEX") was suspended from July 15, 2002 until November 1, 2002. On August 21, 2002, the Company received a letter from the AMEX indicating that it no longer complied with AMEX listing guidelines due to the Company's failure to furnish certain reports and information to shareholders and that the Company's common stock is, therefore, subject to being delisted from the AMEX. The hearing with the AMEX to appeal the determination of the AMEX to delist the Company's common stock has been postponed indefinitely.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has been pursuing and will continue to pursue, among other initiatives, i) negotiating with an asset based lender regarding a revolving credit facility, ii) seeking additional sales opportunities within its core business, iii) reducing expenses to a level that would provide the Company with sufficient cash flow to meet its obligations, and/or iv) a combination of any of the foregoing. Although there can be no assurances that the Company will be able to achieve any of the foregoing initiatives, the financial statements included in this report do not contain any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation:

The consolidated financial statements include the accounts of MSI and its wholly-owned subsidiaries (the "Subsidiaries"): Measurement Limited, organized in Hong Kong ("ML"); Jingliang Electronics (Shenzhen) Co. Ltd. ("JL"), organized in the People's Republic of China ("China"); IC Sensors Inc. ("IC Sensors"); Measurement Specialties, U.K. Limited ("Schaevitz, UK"), organized in the United Kingdom; and Terraillon Holdings Limited, organized in Ireland, and its wholly-owned subsidiaries ("Terraillon"); all collectively referred to as the "Company." As discussed in Note 6, the Company placed Schaevitz UK in receivership in June 2002 and sold Terraillon in September 2002; accordingly, the results from these operations are reflected as discontinued operations. All significant intercompany balances and transactions have been eliminated.

Reclassifications:

Certain reclassifications have been made to conform prior years to the current period's presentation.

Derivative Instruments:

The Company adopted SFAS 133, as amended, as of April 1, 2001. The cumulative effect of the adoption of the accounting principle was $248 and was recorded in the first quarter of the fiscal year ended 2002.

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

The Company's current policy is to accrue restructuring and other costs at commitment date of a plan in accordance with the provisions of Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." Accordingly, the Company has provided for certain restructuring costs during the year ended March 31, 2002 and the six months ended September 30, 2002 (see note 4).

The Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," effective May 15, 2002. The Statement rescinds SFAS No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item net of related income tax effect. SFAS No. 145 also amends Statement 13 to require that certain lease modifications having economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company does not expect this Statement will have a material effect on its financial position or results of operations.

The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective April 1, 2002. This standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale.

The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," effective April 1, 2002. This standard addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated assets' retirement costs.

3.  RESTATEMENT:

Based on the advice of its auditors and discussion with the Securities and Exchange Commission, the Company determined it was necessary to conduct a thorough re-examination of its historical determination of inventory values and cost of goods sold. As a result of additional procedures employed a number of errors in the Company's historical inventory valuation relating to the absorption of manufacturing costs were discovered. Each of the Company's business units experienced various types of calculation and application errors. These errors varied by quarter, type and cause. The errors and causes thereof are included in the following general categories:

         o Failure to analyze and account for standard cost variances properly and on a timely basis;

         o Failure to use readily available accounting and costing records to determine manufacturing costs;

         o        Inclusion of inappropriate expenses in inventory cost pools;

         o Apparent mathematical errors (including amounts used in calculations that could not be reconciled to the Company's underlying accounting records);

         o        Failure to adjust inventories to the lower of cost or market;
                  and

         o Use of inconsistent parameters to determine cost pools that relate to inventory at each reporting period.

Accordingly, the Company has restated its financial statements for the fiscal year ended March 31, 2001, its results of operations for the six months ended September 30, 2001 and its previously issued selected financial information for each of the quarterly periods in the fiscal year ended March 31, 2001 and the first three quarters in the fiscal year ended March 31, 2002. The effect of the restatement was a reduction of our previously reported inventory values and operating income and a corresponding increase to costs of goods sold aggregating approximately $8,200 for the fiscal year ended March 31, 2001, $691 for the three months ended September 30, 2001, and $4,672 for the six months ended September 30, 2001.

In connection with the restatement and due in part to the cessation of operations of Arthur Andersen LLP, the previous auditors of the Company's financial statements for the fiscal year ended March 31, 2001, the Company requested its current auditors to conduct a reaudit of its financial statements for the fiscal year ended March 31, 2001. The reaudit resulted in the following additional adjustments for the three and six months ended September 30, 2001: reclassification of certain costs included in selling, general, and administrative expenses to revenue for $256 and $469, amortization of patents in the amount of $59 and $118; straight-lining of lease expense in accordance with SFAS No. 13 in the amount of $32 and $99; and certain other adjustments. As a result of all the above adjustments, the Company recalculated its tax provision resulting in a reduction of a previously reported tax benefit of $1,242 and $783. In addition, the results of operations for the three and six months ended September 30, 2001 have been adjusted to reclassify the results of discontinued operating units.

The following is a summary of the significant effects of the restatement of results for the three and six months ended September 30, 2001:


                                                           THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                                          (UNAUDITED)
                                                      -----------------------------------------------------
                                                                                             AS RESTATED,
                                                                                            ADJUSTED FOR
                                                        PREVIOUSLY             AS           DISCONTINUED
                                                         REPORTED            RESTATED       OPERATIONS (1)
                                                      ---------------    ---------------    ---------------
Consolidated statements of operations data:
    Sales                                             $        34,868    $        34,612    $        25,835
    Cost of goods sold                                         26,186             26,877             19,441
    Selling, general and administrative                        11,162             10,997              9,364
    Loss from continuing operations
      before income taxes and cumulative
      effect of accounting change                              (5,081)            (5,863)            (5,469)
    Income tax benefit                                         (1,270)               (28)               (31)
    Loss from continuing operations
      before cumulative effect of accounting change            (3,811)            (5,835)            (5,438)
    Loss from operations of discontinued units                     --                 --               (397)
    Net loss                                                   (3,811)            (5,835)            (5,835)
    Loss per common share:
      Basic                                                     (0.37)             (0.57)             (0.57)
      Diluted                                                   (0.37)             (0.57)             (0.57)

                                                               SIX MONTHS ENDED SEPTEMBER 30, 2001
                                                                          (UNAUDITED)
                                                      -----------------------------------------------------
                                                                                             AS RESTATED,
                                                                                            ADJUSTED FOR
                                                        PREVIOUSLY             AS           DISCONTINUED
                                                         REPORTED            RESTATED       OPERATIONS (1)
                                                      ---------------    ---------------    ---------------
Consolidated statements of operations data:
    Sales                                             $        60,739    $        60,270    $        49,536
    Cost of goods sold                                         41,358             46,030             36,781
    Selling, general and administrative                        18,260             18,008             16,144
    Loss from continuing operations
      before income taxes and cumulative
      effect of accounting change                              (3,282)            (8,171)            (7,566)
    Income tax benefit                                           (822)               (39)               (42)
    Loss from continuing operations
      before cumulative effect of accounting change            (2,460)            (8,132)            (7,524)
    Loss from operations of discontinued units                     --                 --               (608)
    Loss from cumulative effect of
      accounting change                                        (2,460)            (8,132)            (8,132)
    Cumulative effect of accounting change, net
      of taxes                                                     --               (248)              (248)
    Net loss                                                   (2,460)            (8,380)            (8,380)
    Loss per common share:
      Basic                                                     (0.26)             (0.90)             (0.90)
      Diluted                                                   (0.26)             (0.90)             (0.90)

                                                                     SEPTEMBER 30, 2001
                                                                        (UNAUDITED)
                                                     ---------------------------------------------------
                                                                                          AS RESTATED,
                                                                                          ADJUSTED FOR
                                                        PREVIOUSLY           AS           DISCONTINUED
                                                         REPORTED         RESTATED        OPERATIONS (1)
                                                     ---------------   ---------------   ---------------
Consolidated balance sheet data:
    Inventories                                      $        44,072   $        31,894   $        17,198
    Goodwill                                                  21,540            11,271            11,271
    Trademarks                                                    --             9,549                --
    Other assets                                               4,484             3,818             3,818
    Accrued expenses and other current liabilities             8,267             8,255             5,443
    Other liabilities                                          1,082             1,181             1,181
    Accumulated retained earnings                             13,765                81                81
    Stockholders' equity                                      60,910            47,226            47,226

(1) The consolidated statement of operations data and consolidated balance sheet data have been adjusted to reclassify the results of discontinued operating units and assets and liabilities held for sale.

4.  RESTRUCTURING AND OTHER COSTS:

During the quarter ended March 31, 2002, management and the Board of Directors approved a plan of reduction of workforce and a reduction of operating capacity at certain locations. The reduction in workforce consisted of 106 employees in the quarter ended March 31, 2002, and 49 additional employees in the quarter ended June 30, 2002 in the consumer and sensor segments, in addition to the corporate offices. Costs associated with this restructuring consist of severance costs and the writedown of fixed assets which amounted to $1,413 in the quarter ended March 31, 2002, an accrual of $443 in the quarter ended June 30, 2002 for potential expense related to lease termination and an additional $150 for severance, and an additional accrual of $530 in the quarter ended September 30, 2002 for potential expense related to lease termination and writedown of fixed assets. As of September 30, 2002 $15 of the severance costs has not been paid. As of September 30, 2002, $756 of other restructuring costs remain in the accrual.

5.  INVENTORIES:

Inventories are summarized as follows:

                  SEPTEMBER 30,     MARCH 31,
                       2002            2002
                  -------------   -------------
Raw Materials     $       7,319   $       7,111
WORK-IN-PROCESS           2,393           1,986
FINISHED GOODS            5,245           6,929
                  -------------   -------------
                  $      14,957   $      16,026
                  -------------   -------------

6. DISCONTINUED OPERATIONS, ASSETS AND LIABILITIES HELD FOR SALE, AND GAIN OR LOSS ON SALE OF ASSETS:

As a result of the restructuring plan, the Company sold all of the outstanding stock of Terraillon, previously a component of the Company's Consumer segment, in September 2002 and sold the assets, principally property and equipment, related to its IC Sensors silicon wafer fab manufacturing operations, previously a component of the Company's Sensor segment, in July 2002. The assets held for sale in the amount of $36,632 at March 31, 2002 and liabilities held for sale in the amount of $12,800 at March 31, 2002 represent the assets and liabilities from these operations.

Since these businesses were disposed of by September 30, 2002, the assets and liabilities have been removed from the balance sheet. The amounts for Terraillon on the consolidated statements of operations for the three and six months ended September 30, 2002 and 2001 have been reclassified as discontinued operations to reflect the disposal of this operating unit.

In July 2002, the Company sold the assets, principally property and equipment, related to its silicon wafer fab manufacturing operation in Milpitas, CA to Silicon Microstructures, Inc. (SMI), a wholly-owned subsidiary of Elmos Semiconductor AG. The wafer fab operation was formerly part of the Company's IC Sensors division. The price paid by SMI for the assets was approximately $5,250, consisting of approximately $3,370 in cash and $1,880 in prepaid credit for products and services, subject to reduction under certain circumstances. Approximately $900 of the cash purchase price was used to satisfy an outstanding equipment lease obligation. The prepaid credit for products and services, if utilized, will be accounted as a component of wafer costs. The gain on this sale was approximately $109, net of tax, and has been reflected in the Condensed Consolidated Statements of Operations as "Gain on Sale of Wafer Fab" for the three and six months ended September 30, 2002.

In September 2002, the Company sold all of the outstanding stock of Terraillon Holdings Limited, a European manufacturer of branded consumer bathroom and kitchen scales, to Fukuda (Luxembourg) S.a.r.l. ("Fukuda"), an investment holding company incorporated in Luxembourg, for $22,300. Approximately $2,282 of the purchase price will be held in escrow until January 24, 2003 to secure payment of certain purchase price adjustments, if any, or any right of Fukuda to set off as a result of breaches of the Company's representations and warranties in the stock purchase agreement. Of the $2,282 held in escrow, the Company has assumed that a portion of the escrow will be used to satisfy certain purchase price adjustments. The gain on sale reflects these anticipated purchase price adjustments. Fukuda also assumed approximately $4,800 in debt in connection with the acquisition of Terraillon. The gain on this sale was approximately $340, net of tax, subject to further adjustments, and has been reflected in the Condensed Consolidated Statements of Operations as "Gain on Sale of Terraillon" for the three and six months ended September 30, 2002.

The Company placed its United Kingdom subsidiary, Schaevitz UK (previously a component of the Company's Sensor segment), into receivership on June 5, 2002 pursuant to the terms of a Mortgage Debenture dated February 28, 2001, as the Company was no longer in a position to support its losses. The receiver's function was to dispose of Schaevitz UK's business and assets for the best price possible. The book debt recoveries and sale proceeds were applied in settlement of the receiver's remuneration, costs and expenses, the preferential creditors' claims, (i.e. the claims of the Inland Revenue, Customs & Excise and employee claims up to certain statutory limits) and then to (i) claims by the Company's lenders in accordance with UK insolvency legislation (the Insolvency Act 1986) and (ii) priority arrangements. Schaevitz, UK's landlord has a potential dilapidations claim of up to 350 Pounds Sterling (approximately $557 United States dollars based on market exchange rates as of November 11, 2002) against Schaevitz UK that arose on the expiration of the lease of 543/544 Ipswich Road Trading Estate, Slough, Berkshire, England on June 23, 2002. The Company is currently in negotiations with the landlord regarding this matter. The results of operations of Schaevitz UK are reflected in discontinued operations from April 1, 2002 through the June 5, 2002 date of liquidation. During the six months ended September 30, 2002, the Company incurred approximately $3,577 of costs and expenses in connection with the liquidation of Schaevitz UK, which consisted of writedown of prepaid pension costs of $2,309 and receiver and other costs of $1,268. The Company estimated the amount recoverable from the liquidation was approximately $860. At September 30, 2002 the amount of "Due from Receiver" was $90.

The following is a summary of the components of assets and liabilities held for sale:

Assets held for sale:

                                                                   MARCH 31, 2002
                                          -----------------------------------------------------------------
                                            TERRAILLON     SCHAEVITZ, UK      WAFER FAB           TOTAL
                                          --------------   --------------   --------------   --------------
Cash and cash equivalents                 $          401   $          381   $           --   $          782
Accounts receivable                                5,735            1,959               --            7,694
Inventories                                        6,023              920               --            6,943
Other current assets                               1,433              101               --            1,534
                                          --------------   --------------   --------------   --------------
                                                  13,592            3,361               --           16,953
                                          --------------   --------------   --------------   --------------

PROPERTY AND EQUIPMENT                             1,883               --            4,955            6,838
Less accumulated depreciation and
    amortization                                   1,043               --            1,737            2,780
                                          --------------   --------------   --------------   --------------
                                                     840               --            3,218            4,058
                                          --------------   --------------   --------------   --------------
OTHER ASSETS:
Goodwill, net                                      4,074               --               --            4,074
Trademarks                                         9,477               --               --            9,477
Other assets                                          --            2,070               --            2,070
                                          --------------   --------------   --------------   --------------
                                                  13,551            2,070               --           15,621
                                          --------------   --------------   --------------   --------------
Total assets                                      27,983            5,431            3,218           36,632
                                          --------------   --------------   --------------   --------------

Liabilities held for sale:
    Current portion of long-term debt              2,534               --              943            3,477
    Accounts payable                               5,102              918               --            6,020
    Accrued compensation                             537               98               --              635
    Accrued expenses and other current
      liabilities                                  2,068              344               --            2,412
                                          --------------   --------------   --------------   --------------
Total current liabilities                         10,241            1,360              943           12,544

OTHER LIABILITIES:
Long-term debt, net of current portion               249               --               --              249
Other liabilities                                      7               --               --                7
                                          --------------   --------------   --------------   --------------
Total liabilities                         $       10,497   $        1,360   $          943   $       12,800
                                          ==============   ==============   ==============   ==============

A summary of the results of operations of the discontinued operating units follows:

                                                                FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                 ------------------------------------------------------------------------
                                                      2002                                   2001
                                                 ---------------    -----------------------------------------------------
                                                   TERRAILLON        TERRAILLON(1)      SCHAEVITZ, UK           TOTAL
                                                 ---------------    ---------------    ---------------    ---------------
Net sales                                        $        10,007    $         7,068    $         1,709    $         8,777
Cost of goods sold                                         7,925              5,699              1,737              7,436
                                                 ---------------    ---------------    ---------------    ---------------
    Gross profit                                           2,082              1,369                (28)             1,341

Operating expenses:
Selling, general and administrative                        2,477              1,141                499              1,640
Research and development                                      --                 41                112                153
                                                 ---------------    ---------------    ---------------    ---------------
    Total operating expenses                               2,477              1,182                611              1,793

    Operating income (loss)                                 (395)               187               (639)              (452)

Interest expense, net                                        (13)               (10)                 8                 (2)
Other income                                                  39                 50                 10                 60
                                                 ---------------    ---------------    ---------------    ---------------
Income (loss) before income taxes                           (369)               227               (621)              (394)
Provision for income taxes                                     5                  3                 --                  3
                                                 ---------------    ---------------    ---------------    ---------------
Net income (loss) from discontinued operations   $          (374)   $           224    $          (621)   $          (397)
                                                 ---------------    ---------------    ---------------    ---------------

                                                                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                      -------------------------------------------------------------------------------------------
                                                            2002                                           2001
                                      --------------------------------------------    -------------------------------------------
                                       TERRAILLON      SCHAEVITZ, UK       TOTAL      TERRAILLON(1)    SCHAEVITZ, UK      TOTAL
                                      ------------    ---------------    ---------    -------------    -------------    ---------
Net sales                             $     18,678    $           905    $  19,583    $       7,068    $       3,666    $  10,734
Cost of goods sold                          13,244                617       13,861            5,699            3,550        9,249
                                      ------------    ---------------    ---------    -------------    -------------    ---------
    Gross profit                             5,434                288        5,722            1,369              116        1,485

Operating expenses:
Selling, general and administrative          5,835                149        5,984            1,141              730        1,871
Research and development                        --                 68           68               41              244          285
Restructuring costs                             --              3,577        3,577               --               --           --
                                      ------------    ---------------    ---------    -------------    -------------    ---------
    Total operating expenses                 5,835              3,794        9,629            1,182              974        2,156

    Operating income (loss)                   (401)            (3,506)      (3,907)             187             (858)        (671)

Interest expense, net                          (25)                 2          (23)             (10)              16            6
Other (income) expense                          27                 (7)          20               50               10           60
                                      ------------    ---------------    ---------    -------------    -------------    ---------
Income (loss) before income taxes             (399)            (3,511)      (3,910)             227             (832)        (605)
Provision for income taxes                      --                 --           --                3               --            3
                                      ------------    ---------------    ---------    -------------    -------------    ---------
Net income (loss) from discontinued
  operations                          $       (399)   $        (3,511)   $  (3,910)   $         224    $        (832)   $    (608)
                                      ============    ===============    =========    =============    =============    =========

(1) Terraillon was acquired in August, 2001.

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

Excluded from earnings per share are 92,000 and 169,000 equivalent shares for the three and six months ended September 30, 2002 and 470,000 and 597,000 equivalent shares for the three and six months ended September 30, 2001, respectively, as their inclusion would be antidilutive.

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

The following is information related to industry segments:

                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                 ----------------------------------
                                                       2002               2001
                                                 ---------------    ---------------
Net sales
  Consumer Products                              $        18,432    $        13,460
  Sensors                                                 14,005             12,375
                                                 ---------------    ---------------
     Total                                                32,437             25,835
                                                 ---------------    ---------------

Operating income (loss)
  Consumer Products                                        3,395                496
  Sensors                                                    449             (3,749)
                                                 ---------------    ---------------
Total segment operating income (loss)                      3,844             (3,253)
  Unallocated expenses                                    (4,428)            (1,129)
                                                 ---------------    ---------------
Total operating loss                                        (584)            (4,382)

  Interest expense, net of interest income                   625                962
  Other (income) loss                                       (202)               125
                                                 ---------------    ---------------
     Loss from continuing operations before
         income taxes and cumulative effect of
          accounting change                      $        (1,007)   $        (5,469)
                                                 ===============    ===============

                                                   SIX MONTHS ENDED SEPTEMBER 30,
                                                 ----------------------------------
                                                       2002               2001
                                                 ---------------    ---------------
Net sales
  Consumer Products                              $        29,639    $        24,110
  Sensors                                                 26,444             25,426
                                                 ---------------    ---------------
     Total                                                56,083             49,536
                                                 ---------------    ---------------

Operating income (loss)
  Consumer Products                                        4,758                964
  Sensors                                                    603             (4,834)
                                                 ---------------    ---------------
Total segment operating income (loss)                      5,361             (3,870)
  Unallocated expenses                                    (7,449)            (1,615)
                                                 ---------------    ---------------
Total operating loss                                      (2,088)            (5,485)

  Interest expense, net of interest income                 1,345              1,972
  Other (income)                                            (259)               109
                                                 ---------------    ---------------
     Loss from continuing operations before
         income taxes and cumulative effect of
          accounting change                      $        (3,174)   $        (7,566)
                                                 ===============    ===============

                            SEPTEMBER 30,       MARCH 31,
                                 2002              2002
                           ---------------   ---------------
Segment Assets
    Consumer products      $        23,978   $        15,634
    Sensors                         29,682            35,152
    Unallocated                      4,627             2,194
    Assets held for sale                --            36,632
    Due from receiver                   90                --
                           ---------------   ---------------
       Total               $        58,377   $        89,612
                           ---------------   ---------------

9.  COMMITMENTS AND CONTINGENCIES:

CLASS ACTION LAWSUIT

On March 20, 2002, a class action lawsuit was filed on behalf of purchasers of the Company's common stock in the United States District Court for the District of New Jersey against Measurement Specialties and certain of its present and former officers and directors. The complaint was subsequently amended to include the underwriters in the Company's August 2001 public offering and the Company's former auditors. The lawsuit alleges violations of the federal securities laws including, among other things, that the registration statement related to the Company's August 2001 public offering and the Company's periodic SEC filings misrepresented or omitted material facts and that certain of the Company's officers made false or misleading statements of material fact. The lawsuit seeks an unspecified award of money damages. After March 20, 2002, nine additional similar class actions were filed in the same court. The ten lawsuits have been consolidated into one case under the caption In re: Measurement Specialties, Inc. Securities Litigation, 02 Civ. No. 1071 (D.N.J.). Plaintiffs filed a Consolidated Amended Complaint on

September 12, 2002. The Company must file a responsive pleading by December 9, 2002. The underwriters have made a claim for indemnification under the underwriting agreement. The Company is currently in the process of responding to the claims made in the class action lawsuit. The Company intends to defend the foregoing lawsuit vigorously, but cannot predict the outcome and is not currently able to evaluate the likelihood of success or the range of potential loss, if any. However, if the Company were to lose this lawsuit, judgment would likely have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. The Company has Directors and Officers insurance policies that provide an aggregate coverage of $10,000 for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be available or adequate to cover losses, if any, arising out of this litigation.

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

Robert L. DeWelt v. Measurement Specialties, Inc. et al., United States District Court, District of New Jersey, Civil Action No. 02-CV-3431.

On July 17, 2002, Robert DeWelt, the Company's former acting Chief Financial Officer and general manager of the Company's Schaevitz Division, filed a lawsuit against Measurement Specialties, Inc. and certain of the Company's officers and directors. Mr. DeWelt resigned on March 26, 2002 in disagreement with management's decision not to restate certain of the Company's financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. The Company has filed a Motion to Dismiss this case. The Company intends to defend the foregoing lawsuit vigorously, but cannot predict the outcome and is not currently able to evaluate the likelihood of success or the range of potential loss, if any.

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

Semex, Inc. vs. Measurement Specialties, Inc. and AMP Incorporated, Court of Common Pleas, Montgomery County, Pennsylvania.

On October 24, 2002, Semex, Inc. ("Semex") filed a lawsuit against the Company and AMP Incorporated alleging breaches of the lease for the Company's former facility in the Valley Forge, Pennsylvania. The Company is the assignee of AMP Incorporated under the lease. The plaintiff alleges that the Company owes at least $770 for certain payment defaults under the lease. The plaintiff also seeks an unspecified amount of damages related to plaintiff's allegations of, among other things, damage to the property, failure to remove alterations and failure to conduct environmental testing. At this point in the litigation, the Company cannot predict its outcome.

The Company has other litigation occurring in the normal course of its business. The Company does not believe that this litigation will have a material effect on financial position or results of operations.

10.  RELATED PARTY TRANSACTION

In May 2002, the Company retained Corporate Revitalization Partners (CRP) to conduct its ongoing operational/financial restructuring efforts. In June 2002, Frank Guidone, Managing Director of CRP, became the Company's chief executive officer. As of November 9, 2002, the Company has incurred $1,606 in consulting fees to CRP (excluding the success fees described in the following sentence). In addition to consulting fees based on hours billed by CRP consultants, there is a "success fee" consisting of $50 and a warrant exercisable to purchase 43,860 shares of the Company's common stock (at an exercise price of $2.28 per share) that was payable upon the occurrence of each of the following three events:

o The successful negotiation and execution of an extended forbearance agreement with the Company's former lenders (this agreement has been executed);

o The Company's compliance as of September 30, 2002 with the terms of the forbearance agreement with its former lenders (the Company was in compliance with the forbearance agreement as of September 30, 2002); and

o The repayment of all amounts due to the Company's existing senior lenders and refinancing of the Company's debt on or before November 1, 2002 (this event was not met and accordingly, the fee will not be paid and the warrant will not be issued).

During the three months ended September 30, 2002, the Company has expensed $153 relating to the warrants.

On October 31, 2002, the Company received a $9,300 bridge loan from Castletop Capital, L.P., a limited partnership controlled by Mort Topfer, Vice Chairman of our Board of Directors. The proceeds from this loan were used to repay all our obligations under the term loan and revolving credit facility; accordingly, the Company is no longer in default and these facilities have been eliminated. The loan is evidenced by a Senior Secured Note due January 31, 2003 and does not include a revolving credit facility. Interest on the note accrues at a rate of 7% per annum (subject to a 2% increase upon the occurrence of an event of default under the note). The Company's obligations under the note are secured by a lien on substantially all of our assets and substantially all of the assets of IC Sensors. Castletop Capital also received a Warrant to purchase up to 297,228 shares of our common stock for an exercise price equal to the average closing price of the Company's common stock on the American Stock Exchange for the first five trading days after October 31, 2002 ($1.64 per share). The exercise price and number of shares subject to the warrant are subject to adjustment under certain circumstances. The terms of the warrant issued to Castletop Capital, L.P. are substantially similar to the terms of the warrant that would have been issued to the Company's lending group in the event that the Company had not repaid all amounts outstanding under its term loan and revolving credit facility on or before November 1, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

Each of our business units experienced various types of calculation and application errors. These errors varied by quarter, type and cause. The errors and causes thereof are included in the following general categories:

         o Failure to analyze and account for standard cost variances properly and on a timely basis;

         o Failure to use readily available accounting and costing records to determine manufacturing costs;

         o        Inclusion of inappropriate expenses in inventory cost pools;

         o Apparent mathematical errors (including amounts used in calculations that could not be reconciled to our underlying accounting records);

         o        Failure to adjust inventories to the lower of cost or market;
                  and

         o Use of inconsistent parameters to determine cost pools that relate to inventory at each reporting period.

We have determined that these errors in our valuation of inventory were of a sufficient magnitude to require restatement. Accordingly, we have restated our previously issued financial statements for the fiscal year ended March 31, 2001 and our previously issued selected financial information for each of the quarterly periods in the fiscal year ended March 31, 2001 and the first three quarters in the fiscal year ended March 31, 2002. The effect of the restatement was an increase in cost of goods sold aggregating approximately $8,200 for the fiscal year ended March 31, 2001, $691 for the three months ended September 30, 2001 and $4,672 for the six months ended September 30, 2001. During the course of our review, we did not identify errors of a significant magnitude to require restatement of periods ending prior to April 1, 2000.

In connection with the restatement of our inventory and cost of sales values, and due in part to the cessation of operations of Arthur Andersen LLP, the previous auditors of our financial statements for the fiscal year ended March 31, 2001, we instructed our current auditors to conduct a reaudit of our financial statements for the fiscal year ended March 31, 2001. The reaudit and the audit for the fiscal year ended March 31, 2002 resulted in the following additional adjustments to the previously reported results for the three and six months ended September 30, 2001, respectively:

         o Reclassification of certain promotional costs from selling, general and administrative to a reduction in revenue of $256 and $469;

         o        Amortization of patents in the amount of $59 and $118;

         o Straight-lining of lease expense in accordance with SFAS 13 in the amount of $32 and $99; and

         o        Certain other adjustments.

As a result of the restated items described above, including the inventory valuation issue, we recomputed our tax provision for the three and six months ended September 30, 2001, resulting in a reduction of our previously reported tax benefit by $1,242 and $783, respectively.

The following is a summary of the significant effects of the restatement discussed above on our results for the three and six months ended September 30, 2001:

                                                              THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                                          (UNAUDITED)
                                                      -----------------------------------------------------
                                                                                             AS RESTATED,
                                                                                             ADJUSTED FOR
                                                        PREVIOUSLY             AS            DISCONTINUED
                                                         REPORTED            RESTATED       OPERATIONS (1)
                                                      ---------------    ---------------    ---------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
    Sales                                             $        34,868    $        34,612    $        25,835
    Cost of goods sold                                         26,186             26,877             19,441
    Selling, general and administrative                        11,162             10,997              9,364
    Loss from continuing operations
      before income taxes and cumulative
      effect of accounting change                              (5,081)            (5,863)            (5,469)
    Income tax benefit                                         (1,270)               (28)               (31)
    Loss from continuing operations
      before cumulative effect of accounting change            (3,811)            (5,835)            (5,438)
    Loss from operations of discontinued units                     --                 --               (397)
    Net loss                                                   (3,811)            (5,835)            (5,835)
    Loss per common share:
      Basic                                                     (0.37)             (0.57)             (0.57)
      Diluted                                                   (0.37)             (0.57)             (0.57)

                                                                SIX MONTHS ENDED SEPTEMBER 30, 2001
                                                                          (UNAUDITED)
                                                      -----------------------------------------------------
                                                                                             AS RESTATED,
                                                                                             ADJUSTED FOR
                                                        PREVIOUSLY             AS            DISCONTINUED
                                                         REPORTED            RESTATED       OPERATIONS (1)
                                                      ---------------    ---------------    ---------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
    Sales                                             $        60,739    $        60,270    $        49,536
    Cost of goods sold                                         41,358             46,030             36,781
    Selling, general and administrative                        18,260             18,008             16,144
    Loss from continuing operations
      before income taxes and cumulative
      effect of accounting change                              (3,282)            (8,171)            (7,566)
    Provision for income taxes                                   (822)               (39)               (42)
    Loss from continuing operations
      before cumulative effect of accounting change            (2,460)            (8,132)            (7,524)
    Loss from operations of discontinued units                     --                 --               (608)
    Loss from cumulative effect of
      accounting change                                        (2,460)            (8,132)            (8,132)
    Cumulative effect of accounting change, net
      of taxes                                                     --               (248)              (248)
    Net loss                                                   (2,460)            (8,380)            (8,380)
    Loss per common share:
      Basic                                                     (0.26)             (0.90)             (0.90)
      Diluted                                                   (0.26)             (0.90)             (0.90)

                                                                SIX MONTHS ENDED SEPTEMBER 30, 2001
                                                                          (UNAUDITED)
                                                      -----------------------------------------------------
                                                                                             AS RESTATED,
                                                                                             ADJUSTED FOR
                                                        PREVIOUSLY             AS            DISCONTINUED
                                                         REPORTED            RESTATED       OPERATIONS (1)
                                                      ---------------    ---------------    ---------------
CONSOLIDATED BALANCE SHEET DATA:
    Inventories                                                44,072             31,894             17,198
    Goodwill                                                   21,540             11,271             11,271
    Trademarks                                                     --              9,549                 --
    Other assets                                                4,484              3,818              3,818
    Accrued expenses and other current liabilities              8,267              8,255              5,443
    Other liabilities                                           1,082              1,181              1,181
    Accumulated retained earnings                              13,765                 81                 81
    Stockholders' equity                                       60,910             47,226             47,226

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

SPECIAL NOTE REGARDING RESTATEMENT OF OUR PREVIOUSLY ISSUED FINANCIAL STATEMENTS

WE HAVE RESTATED OUR PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED MARCH 31, 2001, AND OUR PREVIOUSLY ISSUED FINANCIAL RESULTS FOR EACH OF THE QUARTERLY PERIODS IN THE FISCAL YEAR ENDED MARCH 31, 2001 AND THE FIRST THREE QUARTERS IN THE FISCAL YEAR ENDED MARCH 31, 2002 (COLLECTIVELY, THE "RESTATEMENT PERIOD"). SEE "RESTATEMENT" ABOVE. THE CONSOLIDATED FINANCIAL RESULTS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2001 INCLUDED IN THIS REPORT AND THE DISCUSSION OF THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2001 GIVE EFFECT TO THE RESTATEMENT.

WE INTEND TO FILE A CURRENT REPORT ON FORM 8-K TO PROVIDE RESTATED QUARTERLY FINANCIAL INFORMATION FOR EACH OF THE QUARTERLY PERIODS IN THE RESTATEMENT PERIOD.

YOU SHOULD NOT RELY ON DISCUSSIONS OF RESULTS OF OPERATIONS AND TRENDS AFFECTING OUR BUSINESS FOR THE RESTATEMENT PERIOD THAT APPEAR IN OUR SEC FILINGS MADE PRIOR TO THE FILING OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2002.

AS A RESULT OF THE RESTATEMENT, OUR HISTORICAL RESULTS OF OPERATIONS DIFFER SIGNIFICANTLY FROM THOSE CONTAINED IN OUR REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PRIOR TO THE FILING OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2002. ACCORDINGLY, YOU SHOULD NOT RELY ON THOSE PREVIOUS DISCUSSIONS OF OUR RESULTS OF OPERATIONS AND TRENDS AFFECTING OUR BUSINESS, SINCE SUCH DISCUSSIONS WERE BASED ON FINANCIAL RESULTS THAT HAVE NOW BEEN RESTATED. WE DO NOT INTEND TO MAKE ADDITIONAL FILINGS TO CORRECT THE HISTORICAL DISCUSSIONS OF RESULTS OF OPERATIONS AND TRENDS AFFECTING OUR BUSINESS.

The following table sets forth, for the periods indicated, certain items in our consolidated statements of income as a percentage of net sales:

                                                        Three months ended September 30,
                                                           2002(1)          2001(1)(2)
                                                       --------------     --------------
Net Sales
    Sensors                                                      56.8%              52.1%
    Consumer products                                            43.2               47.9
                                                       --------------     --------------
      Total net sales                                           100.0              100.0

Cost of Sales                                                    67.9               75.3
                                                       --------------     --------------
    Gross profit                                                 32.1               24.7

Operating expenses (income)
    Selling, general, and administrative                         30.6               36.2
    Research and development                                      1.9                7.2
    Customer funded development                                  (0.2)              (1.8)
    Restructuring costs                                           1.6                 --
    Interest expense, net                                         1.9                3.7
    Other expenses (income)                                      (0.6)               0.6
                                                       --------------     --------------
                                                                 35.2               45.9
Loss from continuing operations before income
    taxes and cumulative effect of accounting change             (3.1)             (21.2)
Income tax benefit                                                 --                0.1
Loss from discontinued units                                     (0.1)              (1.5)
                                                       --------------     --------------

Net loss                                                         (3.2)%            (22.6)%
                                                       ==============     ==============

                                                           Six months ended September 30,
                                                           2002(1)               2001(1)(2)
                                                       --------------          --------------
Net Sales
    Sensors                                                      47.2%                   51.3%
    Consumer products                                            52.8                    48.7
                                                       --------------          --------------
      Total net sales                                           100.0                   100.0

Cost of Sales                                                    67.5                    74.3
                                                       --------------          --------------
    Gross profit                                                 32.5                    25.7

Operating expenses (income)
    Selling, general, and administrative                         32.0                    32.6
    Research and development                                      2.8                     6.0
    Customer funded development                                  (0.6)                   (1.8)
    Restructuring costs                                           2.0                      --
    Interest expense, net                                         2.4                     4.0
    Other expenses (income)                                      (0.5)                    0.2
                                                       --------------          --------------
                                                                 38.1                    41.0
Loss from continuing operations before income
    taxes and cumulative effect of accounting change             (5.6)                  (15.3)
Income tax benefit                                                 --                     0.1
Loss from discontinued units                                     (6.4)                   (1.2)
Cumulative effect of accounting change                             --                    (0.5)
                                                       --------------          --------------

Net loss                                                        (12.0)%                 (16.9)%
                                                       --------------          --------------

(1) The consolidated financial statements for the three and six months ended September 30, 2002 include the results of the ongoing operations of Measurement Specialties, Inc. As a result of the restructuring plan, we sold all of the outstanding stock of Terraillon Holdings Limited in September 2002 and placed Measurement Specialties UK Limited (referred to herein as Schaevitz UK) into receivership in June 2002. Accordingly, Terraillon is classified as a discontinued operation in the consolidated financial results for the three and six months ended September 30, 2002, and from its acquisition date in August 2001 through September 30, 2001. Schaevitz UK is classified as a discontinued operation for the three months ended June 30, 2002 and for the three and six months ended September 30, 2001. Schaevitz UK had no activity for the three months ended September 30, 2002. The comparisons above exclude the results of these discontinued operations, except for "Loss from discontinued units," "Cumulative effect of accounting change, net of tax" and "Net income (loss)."

(2) Reflects the restatement of our financial statements for the three and six months ended September 30, 2001. See "Restatement" and Note 3 to our consolidated financial results included in this Quarterly Report on Form 10-Q.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

The consolidated financial statements for the three months ended September 30, 2002 include the results of the ongoing operations of Measurement Specialties, Inc. As a result of our restructuring plan, we sold all of the outstanding stock of Terraillon in September 2002 and placed Schaevitz UK into receivership in June 2002. Accordingly, Terraillon is classified as a discontinued operation in the consolidated financial results for the three months ended September 30, 2002, and from its acquisition date in August 2001 through September 30, 2001. Schaevitz UK is classified as a discontinued operation for the three months ended September 30, 2001. Schaevitz UK had no activity for the three months ended September 30, 2002.

Net Sales. Net sales increased to $32,437 for the three months ended September 30, 2002 from $25,835 for the three months ended September 30, 2001.

Net sales of our Sensor business increased $1,630, or 13.2%, to $14,005 for the three months ended September 30, 2002 from $12,375 for the three months ended September 30, 2001. Sales of microfused pressure transducers increased substantially, with growth in both our original equipment manufacturer business and our Texas Instruments automotive sensor programs. PiezoSensors sales improved as a result of increased sales of traffic sensors and other PiezoSensor products. Sales of Schaevitz products fell due to weakness in the capital goods market, primarily in the power generation segment. There was virtually no change in IC Sensors sales for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

Net sales of our Consumer Products business increased $4,972, or 36.9%, to $18,432 for the three months ended September 30, 2002 from $13,460 for the three months ended September 30, 2001. During the three months ended September 30, 2002, $1,235 of slow moving and obsolete inventory was liquidated, which accounted for 24.8% of the sales improvement. Without this liquidation event, sales increased $3,737, or 27.8%, to $17,197 for the three months ended September 30, 2002. The balance of the improved sales was principally the result of a significant increase in sales of tire pressure gauges resulting from heavy seasonal promotional activity and an increase in the sales of bath scales over the prior period. Sales of our other consumer products also improved slightly.

Gross Profit. Gross profit increased $4,029, or 63.0%, to $10,423 for the three months ended September 30, 2002 from $6,394 for the three months ended September 30, 2001. Gross margin increased to 32.1% for the three months ended September 30, 2002 from 24.7% for the three months ended September 30, 2001. Gross margin for our Sensor business increased to 33.3% for the three months ended September 30, 2002 from 22.3% for the three months ended September 30, 2001. This margin improvement was the result of manufacturing cost savings related to the transfer of the production of certain products to our China facility and the favorable impact of restructuring programs which included the sale of the IC Sensors wafer fab and headcount reductions. Gross margin for our Consumer Products business increased to 31.3% for the three months ended September 30, 2002 from 27.1% for the three months ended September 30, 2001. Gross margins for the period ending September 30, 2001 reflect $1,250 in write-downs of slow moving and obsolete inventory to net realizable value. This write-down was largely comprised of Park Zone inventory.

Selling, General, and Administrative. Selling, general, and administrative expenses increased $553, or 5.9%, to $9,917 for the three months ended September 30, 2002 from $9,364 for the three months ended September 30, 2001. The increase was largely attributable to $3,169 in consulting and professional fees incurred as a result of defaults under our credit agreement, the restatement of financial statements, the class action lawsuits and SEC investigation. These increases were partially offset by savings in payroll, facility, and other expenses resulting from our cost reduction activities.

Research and Development. Research and development costs decreased $1,238, or 66.3%, to $630 for the three months ended September 30, 2002 from $1,868 for the three months ended September 30, 2001. Customer-funded development decreased $386 to $70 for the three months ended September 30, 2002 from $456 for the three months ended September 30, 2001. On a net basis, research and development costs decreased $852, or 60.3%, to $560 for the three months ended September 30, 2002 from $1,412 for the three months ended September 30, 2001. The primary cause of the reduction in research and development spending and customer-funded development was the sale of the IC Sensors wafer fab in July 2002. We do not expect significant customer funded research and development for the remainder of the fiscal year ending March 31, 2003.

Interest Expense, Net. Net interest expense decreased $337, or 35.0%, to $625 for the three months ended September 30, 2002 from $962 for the three months ended September 30, 2001. This decrease is attributable to a $10,749 reduction in average debt outstanding from $32,009 in the three months ended September 30, 2001 to $21,260 in the three months ended September 30, 2002. We expect interest expense to decrease in the future as our average outstanding debt balances decrease.

Income Taxes. We had a pretax loss for financial reporting purposes and have not provided a tax benefit for the three months ended September 30, 2002. Recognition of a deferred tax benefit will require generation of future taxable income; accordingly, no benefit has been provided. We recorded a tax benefit of $31 for the three months ended September 30, 2001 which relates to refundable income taxes.

Discontinued Operations. As a result of the restructuring plan, we sold all of the outstanding stock of Terraillon in September 2002 and placed Schaevitz UK into receivership in June 2002. The net results for these discontinued units for the three months ended September 30, 2002 was a loss of $34 compared to a loss of $397 for the three months ended September 30, 2001.

SIX MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2001

The consolidated financial statements for the six months ended September 30, 2002 include the results of the ongoing operations of Measurement Specialties, Inc. As a result of our restructuring plan, we sold all of the outstanding stock of Terraillon in September 2002 and placed Schaevitz UK into receivership in June 2002. Accordingly, Terraillon is classified as a discontinued operation in the consolidated financial results for the six months ended September 30, 2002, and from its acquisition date in August 2001 through September 30, 2001. Schaevitz UK is classified as a discontinued operation for the three months ended June 30, 2002 and for the six months ended September 30, 2001. Schaevitz UK had no activity for the three months ended September 30, 2002.

Net Sales. Net sales increased to $56,083 for the six months ended September 30, 2002 from $49,536 for the six months ended September 30, 2001.

Net sales of our Sensor business increased $1,018, or 4.0%, to $26,444 for the six months ended September 30, 2002 from $25,426 for the six months ended September 30, 2001. Sales of microfused pressure transducers increased substantially, with growth in both our original equipment manufacturer business and our Texas Instruments automotive sensor programs. PiezoSensors sales improved as a result of increased sales of traffic sensors and other PiezoSensor products. However, this increase was largely offset by lower sales of Schaevitz products due to weakness in the capital goods market, primarily in the power generation segment, and lower sales of IC Sensors products.

Net sales of our Consumer Products business increased $5,529, or 22.9%, to $29,639 for the six months ended September 30, 2002 from $24,110 for the six months ended September 30, 2001. During the six months ended September 30, 2002, $1,315 of slow moving and obsolete inventory was liquidated, which accounted for slightly less than one quarter of the sales improvement. Without this liquidation event, sales increased $4,214, or 17.5%, to $28,324 for the six months ended September 30, 2002. The balance of the improved sales was principally the result of an increase in sales of tire pressure gauges resulting from heavy seasonal promotional activity and an increase in the sales of bath scales over the prior period. Sales of food scales and distance measurement products increased slightly while sales of fish scales were flat as compared to the six months ended September 30, 2001.

Gross Profit. Gross profit increased $5,452, or 42.7%, to $18,207 for the six months ended September 30, 2002 from $12,755 for the six months ended September 30, 2001. Gross margin increased to 32.5% for the six months ended September 30, 2002 from 25.7% for the six months ended September 30, 2001. Gross margin for our Sensor business increased to 34.9% for the six months ended September 30, 2002 from 25.3% for the six months ended September 30, 2001. This margin improvement was the result of manufacturing cost savings related to the transfer of the production of certain products to our China facility and the favorable impact of restructuring programs including the sale of the IC Sensors wafer fab in July 2002 and headcount reductions. Gross margin for our Consumer Products business increased to 30.3% for the six months ended September 30, 2002 from 26.2% for the six months ended September 30, 2001. Gross margins for the period ended September 30, 2001 reflect $1,332 in write-downs of slow moving and obsolete inventory to net realizable value. This write-down was largely comprised of Park Zone inventory.

Selling, General, and Administrative. Selling, general, and administrative expenses increased $1,810, or 11.2%, to $17,954 for the six months ended September 30, 2002 from $16,144 for the six months ended September 30, 2001. The increase was largely attributable to $4,622 in consulting and professional fees incurred as a result of defaults under our credit agreement, the restatement of financial statements, the class action lawsuits and SEC investigation. These increases were partially offset by savings in payroll, facility, and other expenses resulting from our cost reduction activities.

Research and Development. Research and development costs decreased $1,431, or 47.8%, to $1,564 for the six months ended September 30, 2002 from $2,995 for the six months ended September 30, 2001. Customer-funded development decreased $553 to $346 for the six months ended September 30, 2002 from $899 for the six months ended September 30, 2001. On a net basis, research and development costs decreased $878, or 41.9%, to $1,218 for the six months ended September 30, 2002 from $2,096 for the six months ended September 30, 2001. The primary cause of the reduction in research and development spending and customer funded development was the sale of the IC Sensors wafer fab in July 2002. We do not expect significant customer funded research and development for the remainder of the fiscal year ending March 31, 2003.

Interest Expense, Net. Net interest expense decreased $627, or 31.8%, to $1,345 for the six months ended September 30, 2002 from $1,972 for the six months ended September 30, 2001. This decrease is attributable to a $10,419 reduction in average debt outstanding from $35,498 in the six months ended September 30, 2001 to $25,079 in the six months ended September 30, 2002. We expect interest expense to decrease in the future as our average outstanding debt balances decrease.

Income Taxes. We had a pretax loss for financial reporting purposes and have not provided a tax benefit for the six months ended September 30, 2002. Recognition of a deferred tax benefit will require generation of future taxable income. Since there can be no assurance that we will generate earnings in future years, we have increased our valuation allowance on deferred tax assets by $585 to $13,600 as of

September 30, 2002. We recorded a tax benefit of $42 for the six months ended September 30, 2001 which relates to refundable income taxes.

Discontinued Operations. As a result of the restructuring plan, we sold all of the outstanding stock of Terraillon in September 2002 and placed Schaevitz UK into receivership in June 2002. The net results for these discontinued units for the six months ended September 30, 2002 was a loss of $3,570 compared to a loss of $608 for the six months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (accounts receivable plus inventory less accounts payable) increased by $1,708 from $15,014 as of March 31, 2002 to $16,722 as of September 30, 2002. The increase was largely attributable to an increase in accounts receivable of $6,861 from $12,220 at March 31, 2002 to $19,081 at September 30, 2002, partially offset by an increase in accounts payable of $4,084 from $13,232 at March 31, 2002 to $17,316 at September 30, 2002, and a
decrease in inventory of $1,069 from $16,026 at March 31, 2002 to $14,957 at September 30, 2002. Accounts payable increased as a result of the normal seasonal spending increase in the consumer segment, as well as extending payment terms with vendors to manage cash. The inventory decline is attributable to improved management of overall inventory levels, including the seasonal increases in the consumer segment and the liquidation of certain slow moving finished goods inventory. Included in accrued expenses and other current liabilities at September 30, 2002 is a $1,700 advance payment from a customer. Cash provided by operating activities was $32 for the six months ended September 30, 2002, as compared to a deficit of $(6,341) for the same period last fiscal year. Capital spending decreased to $386 for the six months ended September 30, 2002 from $2,669 for the six months ended September 30, 2001. This decrease resulted in cash flow after capital expenditures of $(354) for the six months ended September 30, 2002 as compared to $(9,010) for the six months ended September 30, 2001. Capital spending in the six months ended September 30, 2001 represented a large investment in our Shenzen, China facility to prepare for the transfer of manufacturing from our domestic facilities to our China facility, as well as capital expenditures for our domestic sensor operations in Hampton, Virginia and Milpitas, California. Capital spending in the six months ended September 30, 2002 was restricted to maintenance and critical tooling primarily due to liquidity constraints. Other investing activities for the six months ended September 30, 2002 provided $20,738, consisting of $3,300 in net proceeds from the sale of the IC Sensor wafer fab, $16,668 from the sale of Terraillon and $770 received from the receiver for Schaevitz UK. Financing activities for the six months ended September 30, 2002 consumed $19,806, consisting primarily of the repayment of debt. For the six months ended September 30, 2002, we generated cash of $578 from continuing operations, used $1,860 in connection with discontinued operations and recognized $369 as a result of the effect of favorable exchange rates, resulting in a net decrease in cash of $913 as compared to March 31, 2002.

Our Credit Agreement

Measurement Specialties and Schaevitz UK were the borrowers under an Amended and Restated Revolving Credit, Term Loan and Security Agreement dated February 28, 2001, as amended (the "credit agreement"), among Wachovia Bank, National Association (formerly known as First Union National Bank) as lender and agent, JP Morgan Chase Bank as lender and Fleet National Bank as lender (First Union, Chase and Fleet are hereafter referred to as the "lenders"). Our obligations under the credit agreement were secured by a lien on substantially all of our assets.

The loans outstanding under the credit agreement as of September 30, 2002 were a revolving credit line with an amount outstanding of approximately $3,082 and a term loan in the amount of $6,164. All amounts outstanding under the revolving credit agreement and term loan were repaid on October 31,

2002, as more fully described below under "Repayment of Our Obligations under the Forbearance Agreement."

Events of Default under the Credit Agreement

Because of our inability to comply with certain financial covenants contained in the credit agreement, events of default occurred under the credit agreement. We sought, but did not obtain, a waiver of such events of default from the lenders.

The occurrence of the events of default under the credit agreement gave the lenders the right to require immediate repayment of all amounts outstanding under the credit agreement and exercise their remedies as a secured creditor, including taking immediate possession of all of our assets and requiring our customers to pay all amounts owed to us directly to them. As a result of the defaults under our credit agreement and the lenders' consequent right to accelerate the loans, we were required to classify the long-term portion of our debt to current. The consolidated financial results included in this Quarterly Report on Form 10-Q reflect this reclassification.

Forbearance Agreement

On July 2, 2002, we signed an agreement with our lenders pursuant to which the lenders agreed to forbear from exercising the rights and remedies available to them under the credit agreement as a result of our defaults until the earliest of (i) November 1, 2002, (ii) our breach or violation of the provisions of the forbearance agreement, (iii) the institution of bankruptcy proceedings under the federal bankruptcy laws, or (iv) the occurrence of additional defaults under the credit agreement (the time period between July 2, 2002 and the termination of the lenders' obligation to forbear from the exercise of their rights is referred to herein as the "forbearance period"). We were required under the forbearance agreement to, among other things, comply with certain strict financial covenants, actively seek purchasers for certain of our assets, continue to make required term loan payments, pledge certain unencumbered assets in favor of the lenders and issue to the lenders warrants to purchase up to 4.99% of our common stock. Half of these warrants were canceled when we repaid certain obligations as required prior to October 1, 2002 and the balance of the warrants were canceled when we repaid all amounts outstanding under the credit agreement on October 31, 2002, as more fully described below. The forbearance agreement also provided that the interest rate for our borrowings was equal to the lenders' prime rate plus 3%, which rate was subject to a 2% increase in the event of a default under the forbearance agreement.

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

Available Credit under the Revolving Credit Facility during the Forbearance
Period

As of the consummation of our sale of Terraillon in September 2002, the maximum available credit under the revolving credit facility during the forbearance period was $13,500 or such lesser amount as determined based on certain formulas in the credit agreement related to the value of our collateral. As of September 30 2002, we had $10,393 of available credit under the revolving credit facility. This credit facility has been repaid, as more fully described below under "Repayment of Our Obligations under the Forbearance Agreement."

Repayment of Our Obligations under the Forbearance Agreement

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

Under the forbearance agreement, the deadline for repayment in full of the notes evidencing the term loan and revolving credit facility was changed to November 1, 2002. We used the proceeds from a $9,300 bridge loan from Castletop Capital, L.P., a limited partnership controlled by Mort Topfer, Vice Chairman of our Board of Directors, to repay all our obligations under the term loan and revolving credit facility. Accordingly, we are no longer in default and these facilities have been eliminated. The bridge loan is a term loan that matures on January 31, 2003. The bridge loan is secured by substantially all of our assets and does not contain a revolving credit facility. See "Recent Developments - Our Restructuring Program" for a further discussion of the bridge loan.

No assurance can be given that we will be able to pay the amounts due under the bridge loan. If we are unable to repay the bridge loan, we may be unable to continue operations, or may be compelled to restructure our obligations in a bankruptcy proceeding under Title 11 of the United States Code.

Liquidity

At November 12, 2002, we had approximately $3,000 of available cash and no established borrowing capacity. Our working capital will not be sufficient to satisfy our ongoing capital needs and other obligations, that include payment of:

         o the $9,300 outstanding under our bridge loan by January 31, 2003;

         o substantial consulting and professional fees that are being incurred as the result of the class action lawsuits and SEC investigation; and

         o any judgments or penalties arising from the class action lawsuit, SEC investigation or other matters described under "Legal Proceedings."

In an effort to obtain additional funds, we are currently in negotiations with an asset based lender regarding a new revolving credit facility that we intend to use to repay the bridge loan and provide our company with additional working capital. No assurance, however, can be given that we will be able to refinance our debt, or, even if such a transaction is possible, that it will be on terms reasonable to us or that it will enable us to continue to satisfy our cash requirements. If we are unable to refinance our debt, we may seek to sell additional assets or equity securities. Any sale of securities will dilute existing shareholders and may be at prices that are substantially lower than current market prices. If we do not obtain additional funds, we will likely be unable to continue operations, or we will be compelled to restructure our obligations in a bankruptcy proceeding under Title 11 of the United States Code.

Obligation to Our Trade Creditors and Others

In order to conserve available cash, we delayed payments to our trade creditors during the three months ended September 30, 2002. We are curing overdue obligations and are making efforts to meet all of our new trade obligations within terms. If we are unable to cure overdue obligations or meet new obligations within terms, our suppliers may be unwilling to provide us with the components and finished products necessary to manufacture our products. If we lose one or more sources of supply and/or assembly and we are not able to replace that source in a timely manner, we may be unable to meet the needs of our customers, resulting in a reduction in net sales and jeopardizing our customer relationships.

Our failure to timely file certain of our periodic reports with the Securities and Exchange Commission renders us, among other things, ineligible to file registration statements on Form S-3 with the SEC. In connection with the acquisition of Terraillon in August 2001, we entered into a Registration Rights Agreement with the former shareholders of Terraillon, pursuant to which we agreed to file a Registration Statement on Form S-3 to register the resale of shares of our common stock issued in that acquisition. Our present inability to file a registration statement to effect the resale registration triggers our contractual obligation to repurchase shares of our common stock that former Terraillon shareholders are unable to sell in the market or to pay former Terraillon shareholders an amount determined by formula and based on the number of shares they are unable to sell in the market. We were precluded by our bridge loan agreement from repurchasing shares of our common stock. See "Legal Proceedings," below.

Dividends

We have not declared cash dividends on our common equity. Additionally, the payment of dividends is prohibited under our bridge loan agreement. If permitted under applicable law and consented to by our lenders, we may, in the future, declare dividends under certain circumstances.

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

Recent Developments

Our Restructuring Program

As a result of significant losses for each of the four quarters in the fiscal year ended March 31, 2002 and for the quarter ended June 30, 2002 and our inability to make required payments under our loan agreement, we have implemented a restructuring program with the aim of reducing costs, streamlining operations and generating cash to repay our lenders. The actions we have taken in connection with this restructuring program include the following:

         o Liquidation of our UK Subsidiary. We placed Schaevitz UK into receivership on June 5, 2002 pursuant to the terms of a Mortgage Debenture dated February 28, 2001, as we were no longer in a position to support its losses. The receiver's function was to dispose of Schaevitz UK's business and assets for the best price possible. The book debt recoveries and sale proceeds were applied in settlement of the receiver's remuneration, costs and expenses, the preferential creditors' claims (i.e., the claims of the Inland Revenue, Customs & Excise and employee claims up to certain statutory limits) and then to (i) the claims by our lenders in accordance with the United Kingdom insolvency legislation (the Insolvency Act
                  1986), and (ii) priority arrangements. The landlord has a potential dilapidations claim of up to 350 Pounds Sterling (approximately $557 United States dollars based on market exchange rates as of November 11, 2002) against Schaevitz UK that arose on the expiration of the lease of 543/544 Ipswich Road Trading Estate, Slough, Berkshire, England on June 23, 2002. Measurement Specialties is responsible for this claim as a result of our guarantee of Schaevitz UK's obligations under the lease. We are currently in negotiations with the landlord regarding this matter. During the three months ended September 30, 2002, we incurred approximately $3,577 of costs and expenses in connection with the liquidation of Schaevitz UK.

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

         o Reduction of Workforce. As of March 31, 2002, excluding the effects of the Terraillon and Schaevitz UK dispositions, we have reduced our workforce by 138 employees as compared to our workforce as of June 30, 2001. Additionally, as of June 30, 2002, the Company had reduced our workforce by an additional 49 employees as compared to our workforce as of March 31, 2002. We expect this workforce reduction to result in a cost savings of approximately $5,000 for the fiscal year ending March 31, 2003. We are currently examining the possibility of further workforce reductions.

         o Sale of IC Sensors wafer fab. In July 2002, we sold the assets, principally property and equipment, related to our silicon wafer fab manufacturing operation in Milpitas, CA to Silicon Microstructures, Inc. (SMI), a wholly-owned subsidiary of Elmos Semiconductor AG. The wafer fab operation was formerly part of our IC Sensors division. The price paid by SMI for the assets was approximately $5,250, consisting of approximately $3,370 in cash and $1,880 in prepaid credit for products and services, subject to reduction under certain circumstances. Approximately $900 of the cash purchase price was used to satisfy an outstanding equipment lease obligation. The prepaid credit for products and services, if utilized, will be accounted for as a component of our wafer costs. The gain on this sale is approximately $109, net of tax.

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

         o Shutdown of Valley Forge operations. The operations of our Valley Forge, PA facility have been consolidated into our Hampton, VA and Shenzhen, China facilities. The lease term for the Valley Forge, PA facility, originally assumed as part of the purchase of PiezoSensors from AMP, Inc. in 1998, expires January 30, 2003 and will not be renewed. As a result of this action, eight full-time positions have been eliminated. We expect PiezoSensors to continue to design, manufacture, and sell all of its current product lines. The shutdown of our Valley Forge operations has resulted in an annualized cost savings to us of approximately $900. We entered into a lease for an approximately 2,500 square foot property in Wayne, PA for our sales, engineering and technical personnel formerly located at our Valley Forge facility.

         o Sale of Terraillon. In September 2002, we sold all of the outstanding stock of Terraillon Holdings Limited, a European manufacturer of branded consumer bathroom and kitchen scales, to Fukuda (Luxembourg) S.a.r.l., an investment holding company incorporated in Luxembourg, for $22,300. Approximately $2,282 of the purchase price will be held in escrow until January 24, 2003 to secure payment of certain purchase price adjustments, if any, or any right of Fukuda to set off as a result of breaches of our representations and warranties in the stock purchase agreement. Of the $2,282 held in escrow, we have assumed that a portion of the escrow will be used to satisfy certain purchase price adjustments. Fukuda also assumed approximately $4,800 in debt in connection with the acquisition of Terraillon. The gain on this sale is approximately $340, net of tax, subject to further adjustments.

                  As a result of the sale of Terraillon, we no longer have operations in France or Ireland. Moreover, as a result of the sale of Terraillon and the liquidation of Schaevitz UK, we no longer have operations in Europe. We expect to continue to sell products in Europe through our distributors, but at much lower levels.

         o Bridge Loan. On October 31, 2002, we received a $9,300 bridge loan from Castletop Capital, L.P., a limited partnership controlled by Mort Topfer, Vice Chairman of our Board of Directors. The proceeds from this loan were used to repay all our obligations under our term loan and revolving credit facility. The loan is evidenced by a Senior Secured Note due January 31, 2003 and does not include a revolving credit facility. Interest on the note accrues at a rate of 7% per annum (subject to a 2% increase upon the occurrence of an event of default under the note). Our obligations under the note are secured by a lien on substantially all of our assets and substantially all of the assets of IC Sensors. Castletop Capital also received a Warrant to purchase up to 297,228 shares of our common stock for an exercise price equal to the average closing price of our common stock on the American Stock Exchange for the first five trading days after October 31, 2002 ($1.64 per share). The exercise price and number of shares subject to the warrant are subject to adjustment under certain circumstances.

         o Examination of fund raising alternatives. In connection with the restructuring effort, we are examining ways to raise additional funds. We are currently in negotiations with an asset based lender regarding a new revolving credit facility. If we do not obtain additional funds, we will likely be unable to continue operations, or we will be compelled to restructure our obligations in a bankruptcy proceeding under Title 11 of the United States Code.

Possible De-Listing of our Common Stock

As a result of our failure to timely file our Annual Report on Form 10-K for the fiscal year ended March 31, 2002, the trading of our common stock on the American Stock Exchange (AMEX) was suspended from July 15, 2002 until November 1, 2002. On August 21, 2002, we received a letter from the AMEX indicating that we no longer complied with AMEX listing guidelines due to our failure to furnish certain reports and information to shareholders and that our securities are, therefore, subject to being delisted from the AMEX. The hearing with a board of the AMEX to appeal the determination to delist our common stock has been postponed indefinitely. There can be no assurance that our request for continued listing will be granted or that we will be able to comply with AMEX listing requirements in the future. In the event that our common stock becomes ineligible for trading on the AMEX, it will be more difficult to dispose of our common stock and to obtain accurate pricing information for our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(DOLLARS IN THOUSANDS)

We are exposed to a certain level of foreign currency exchange risk.


The majority of our net sales are priced in United States dollars. Our costs and expenses are priced in United States dollars, Hong Kong dollars, Chinese renminbi, British pounds and Euros. Accordingly, the competitiveness of our products relative to products produced domestically (in foreign markets) may be affected by the performance of the United States dollar compared with that of our foreign customers' currencies. Additionally, we are exposed to the risk of foreign currency transaction and translation losses, which might result from adverse fluctuations in the values of the Hong Kong dollar, the Chinese renminbi, the British pound and the Euro. At September 30, 2002, we had net liabilities of $2,618 subject to fluctuations in the value of the Hong Kong dollar, net assets of $90 subject to fluctuations in the value of the British pound, net assets of $1,282 subject to fluctuations in the value of the Euro and net assets of $11,617 subject to fluctuations in the value of the Chinese renminbi. At September 30, 2001, we had net liabilities of $1,726 subject to fluctuations in the value of the Hong Kong dollar, net liabilities of $2,053 subject to fluctuations in the value of the British pound, net assets of $404 subject to fluctuations in the value of the Euro and net assets of $2,906 subject to fluctuations in the value of the Chinese renminbi.

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

CAUTIONARY STATEMENT

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward looking statements may be identified by such words or phrases as "believe," "expect," "intend," "estimate," "anticipate," "project," "will," "may" and similar expressions. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our continued operation, our ability to raise additional funds, our ability to successfully implement our restructuring program, our ability to consummate future asset or stock sales, are forward-looking statements. The forward-looking statements above are not guarantees of future performance and involve a number of risks and uncertainties. Factors that might cause actual results to differ materially from the expected results described in or underlying our forward-looking statements include:

         o        Our ability to complete our ongoing restructuring program;

         o Conditions in the general economy and in the markets served by us;

         o Competitive factors, such as price pressures and the potential emergence of rival technologies;

         o Interruptions of suppliers' operations or the refusal of our suppliers to provide us with component materials;

         o Timely development and market acceptance, and warranty performance of new products;

         o Changes in product mix, costs, yields and fluctuations in foreign currency exchange rates;

         o Uncertainties related to doing business in Hong Kong and China;

         o The continued decline in the United States consumer products market;

         o The possible de-listing of our common stock from the American Stock Exchange;

         o The numerous class action lawsuits filed against us and the pending SEC investigation;

         o        Our ability to raise additional funds; and

         o        The risk factors listed from time to time in our SEC reports.

This list is not exhaustive. Except as required under federal securities laws and the rules and regulations promulgated by the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changes in assumptions or otherwise.


ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We have identified significant and material weaknesses in our internal disclosure controls and procedures. As a result of these deficiencies, we needed to perform extensive detail testing and reconciliation of past transactions in order to be able to determine the proper presentation of our financial information for past and current periods. In addition, our independent auditors have expanded their procedures to audit periods during which the weaknesses were present. These deficiencies in our internal disclosure controls and procedures have contributed to our filing of inaccurate financial reports for the periods from June 30, 2000 through December 31, 2001. Accordingly, this report contains restated financial results for the three and six months ended September 30, 2001, and we intend to file a current report on Form 8-K to provide restated quarterly financial information for each of the quarterly periods in the fiscal year ended March 31, 2001 and the first three quarters in the fiscal year ended March 31, 2002.

(b)  Changes in internal controls.

Interim compensating controls and procedures

While we are in the process of implementing a more efficient and reliable system of disclosure controls and procedures, we have, on an immediate basis, instituted interim compensating controls and procedures to ensure that information required to be disclosed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported to our senior management. The steps that we have taken to ensure that all material information about our company is accurately disclosed in this report, include:

         o        the appointment of a new chief executive officer in June 2002;

         o        the appointment of a new chief financial officer in July 2002;

         o the performance of an extensive review of our financial statements for the fiscal years ended March 31, 2002 and March 31, 2001;

         o the reaudit of our financial statements for the fiscal year ended March 31, 2001;

         o the performance of a comprehensive evaluation of our historical valuation of inventory; and

         o the engagement of outside professionals specializing in accounting and finance to assist our management in the collection, substantiation and analysis of the information contained in this report.

Ongoing changes in internal controls

In order to correct the deficiencies described above and to improve our internal disclosure and control procedures on a going forward basis, we have:

         o initiated the process of consolidating the financial information for our Sensor business onto one information technology platform and general ledger;

         o reassigned the financial reporting responsibility from the corporate accounting level to the respective separate general managers and controllers of each of our business units;

         o implemented consolidated financial and operational review procedures; and

         o        hired additional qualified financial reporting personnel.

We intend to continue to evaluate our internal disclosure controls and procedures and implement improvements as required.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

(DOLLARS IN THOUSANDS)

CLASS ACTION LAWSUIT

On March 20, 2002, a class action lawsuit was filed on behalf of purchasers of our common stock in the United States District Court for the District of New Jersey against Measurement Specialties and certain of our present and former officers and directors. The complaint was subsequently amended to include the underwriters in our August 2001 public offering and our former auditors. The lawsuit alleges violations of the federal securities laws including, among other things, that the registration statement related to our August 2001 public offering and our periodic SEC filings misrepresented or omitted material facts and that certain of our officers made false or misleading statements of material fact. The lawsuit seeks an unspecified award of money damages. After March 20, 2002, nine additional similar class actions were filed in the same court. The ten lawsuits have been consolidated into one case under the caption In re:
Measurement Specialties, Inc. Securities Litigation, 02 Civ. No. 1071 (D.N.J.). Plaintiffs filed a Consolidated Amended Complaint on September 12, 2002. We must file a responsive pleading by December 9, 2002. The underwriters have made a claim for indemnification under the underwriting agreement. We are currently in the process of responding to the claims made in the class action lawsuit. We intend to defend the foregoing lawsuit vigorously, but cannot predict the outcome and are not currently able to evaluate the likelihood of success or the range of potential loss, if any. However, if we were to lose this lawsuit, judgment would likely have a material adverse effect on our consolidated financial position, results of operations and cash flows. We have Directors and Officers insurance policies that provide an aggregate coverage of $10,000 for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be available or adequate to cover losses, if any, arising out of this litigation.

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

Robert L. DeWelt v. Measurement Specialties, Inc. et al., United States District Court, District of New Jersey, Civil Action No. 02-CV-3431.

On July 17, 2002, Robert DeWelt, our former acting Chief Financial Officer and general manager of our Schaevitz Division, filed a lawsuit against Measurement Specialties, Inc. and certain of our officers and directors. Mr. DeWelt resigned on March 26, 2002 in disagreement with management's decision not to restate certain of our financial statements. See "Restatement" above for a discussion of Mr. DeWelt's resignation. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. We have filed a Motion to Dismiss this case. We intend to defend the foregoing lawsuit vigorously, but cannot predict the outcome and are not currently able to evaluate the likelihood of success or the range of potential loss, if any.

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

Semex, Inc. vs. Measurement Specialties, Inc. and AMP Incorporated, Court of Common Pleas, Montgomery County, Pennsylvania.

On October 24, 2002, Semex, Inc. ("Semex") filed a lawsuit against Measurement Specialties, Inc. and AMP Incorporated alleging breaches of the lease for our former facility in the Valley Forge, Pennsylvania. We are the assignee of AMP Incorporated under the lease. The plaintiff alleges that we owe at least $770 for certain payment defaults under the lease. The plaintiff also seeks an unspecified amount of damages related to plaintiff's allegations of, among other things, damage to the property, failure to remove alterations and failure to conduct environmental testing. At this point in the litigation, we cannot predict its outcome.

From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 19, 2002, in connection with the execution of the forbearance agreement with our lenders (See "Liquidity and Capital Resources- Forbearance Agreement"), we issued our lenders common stock purchase warrants to purchase up to an aggregate of 594,454 shares of our common stock for an exercise price per share equal to the lesser of (i) $2.28, or (ii) the average closing price of our common stock on the American Stock Exchange for the five trading days prior to November 10, 2002. Half of these warrants were canceled when we repaid certain obligations as required prior to October 1, 2002 and the balance of the warrants were canceled when we repaid all amounts outstanding under the credit agreement on October 31, 2002. The warrants were sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

         In July 2002 and October 2002, we issued warrants to purchase up to an aggregate of 87,720 shares of our common stock to Corporate Revitalization Partners at an exercise price of $2.28 per share. These warrants were issued as part of a "success fee" as a result of the achievement of certain goals in connection with our restructuring program. Frank Guidone, a Managing Director of CRP, is our chief executive officer. The warrants were sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

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


(b)  REPORTS ON FORM 8-K.

The following reports on Form 8-K were filed during the three months ended September 30, 2002:

On August 14, 2002, we filed a Current Report on Form 8-K pursuant to Item 5 (Other Events) to (i) announce the sale our silicon wafer fab manufacturing operation in Milpitas, CA, (ii) attach a press release dated July 26, 2002 announcing the appointment of John Hopkins as our Chief Financial Officer, and
(iii) attach a press release dated July 31, 2002 announcing the sale our silicon wafer fab manufacturing operation in Milpitas, CA.

On September 25, 2002, we filed a Current Report on Form 8-K pursuant to Item 5 (Other Events) to attach: (i) a press release dated August 21, 2002 announcing, among other things, our decision to restate previously issued financial statements, (ii) a press release dated August 28, 2002 announcing our receipt of a de-listing notice from the American Stock Exchange, and (iii) a press release dated September 25, 2002 announcing our sale of Terraillon.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MEASUREMENT SPECIALTIES, INC.
                                     (Registrant)



                                     /s/ John P. Hopkins
                                     ------------------------------------------
Date: November 14, 2002              John P. Hopkins
                                     Chief Financial Officer (authorized officer
                                     and principal financial officer)

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


Date:  November 14, 2002                          /s/ Frank Guidone
                                                  ------------------------------
                                                  Name:  Frank Guidone
                                                  Title: Chief Executive Officer

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

Date:  November 14, 2002                          /s/ John P. Hopkins
                                                  ------------------------------
                                                  Name:  John P. Hopkins
                                                  Title: Chief Financial Officer