Form 10-Q
period 2002-12-31
MEASUREMENT SPECIALTIES INC
filed 2003-02-12
CIK 778734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-11906

                          MEASUREMENT SPECIALTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          NEW JERSEY                                             22-2378738
-------------------------------                               ----------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

            710 ROUTE 46 EAST, SUITE 206, FAIRFIELD, NEW JERSEY 07004
            ---------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (973) 808-3020
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT.)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act ). Yes __ No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,912,958 shares of common stock, no par value per share, at February 5, 2003.

PART I.  FINANCIAL INFORMATION...................................................................................     3
        Item 1. Financial Statements.............................................................................     3
                         Condensed Consolidated Balance Sheets (unaudited).......................................     3
                         Condensed Consolidated Statements of Operations (unaudited).............................     5
                         Condensed Consolidated Statements of Shareholders' Equity...............................     6
                         Condensed Consolidated Statements of Cash Flows (unaudited).............................     7
                 Notes to Condensed Consolidated Financial Statements (unaudited)................................     8
        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........    22
        Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................................    36
        Item 4.  Controls and Procedures.........................................................................    37
PART II.  OTHER INFORMATION......................................................................................    38
        Item 1.  Legal Proceedings...............................................................................    38
        Item 2.  Changes in Securities and Use of Proceeds.......................................................    40
        Item 6.  Exhibits and Reports on Form 8-K................................................................    41
SIGNATURES.......................................................................................................    44

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          MEASUREMENT SPECIALTIES, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                        DECEMBER 31,           MARCH 31,
($ IN THOUSANDS)                                                           2002                   2002
                                                                          -------               -------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                               $ 2,453               $ 3,760
  Accounts receivable, trade, net of allowance for doubtful
    accounts of $868 and $658, respectively                                14,561                12,220
  Inventories                                                              15,309                16,026
  Assets held for sale                                                         --                36,632
  Receivable from sale of Terraillon                                        1,377                    --
  Prepaid expenses and other current assets                                 2,734                 2,088
                                                                          -------               -------
    Total current assets                                                   36,434                70,726
                                                                          -------               -------
PROPERTY AND EQUIPMENT, NET                                                12,169                14,287
                                                                          -------               -------
OTHER ASSETS:
  Goodwill, net of accumulated amortization of $483                         4,191                 4,191
  Other assets                                                                416                   408
                                                                          -------               -------
    Total assets                                                            4,607                 4,599
                                                                          -------               -------
                                                                          $53,210               $89,612
                                                                          =======               =======

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MEASUREMENT SPECIALTIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                        DECEMBER 31,             MARCH 31,
($ IN THOUSANDS)                                                                           2002                    2002
                                                                                         --------                --------
LIABILITIES  AND  SHAREHOLDERS'  EQUITY

CURRENT LIABILITIES:
  Current portion of long term debt                                                      $  9,207                $ 29,281
  Accounts payable                                                                         11,772                  13,232
  Accrued compensation                                                                      1,641                   1,435
  Liabilities held for sale                                                                    --                  12,800
  Accrued expenses and other current liabilities                                            6,787                   4,875
                                                                                         --------                --------
    Total current liabilities                                                              29,407                  61,623
  Other liabilities                                                                         1,016                   1,162
                                                                                         --------                --------
    Total liabilities                                                                      30,423                  62,785
                                                                                         --------                --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Serial preferred stock; 221,756 shares authorized; none outstanding                          --                      --
  Common stock, no par value; 20,000,000 shares authorized; 11,912,958 and
    11,864,958 shares issued and outstanding, respectively                                  5,502                   5,502
  Additional paid-in capital                                                               43,068                  42,346
  Accumulated deficit                                                                     (25,722)                (20,586)
  Accumulated other comprehensive loss                                                        (61)                   (435)
                                                                                         --------                --------
           Total shareholders' equity                                                      22,787                  26,827
                                                                                         --------                --------
                                                                                         $ 53,210                $ 89,612
                                                                                         ========                ========

            See Notes to Condensed Consolidated Financial Statements

                          MEASUREMENT SPECIALTIES, INC
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 For the three months             For the nine months
                                                                  ended December 31 ,              ended December 31,
                                                              ---------------------------     ----------------------------
($ in thousands, except share and per share amounts)              2002          2001             2002            2001
                                                              ------------   ------------     ------------    ------------
                                                                             As Restated                      As Restated
                                                                                Note 3                           Note 3
                                                                             ------------                     ------------
Net sales                                                     $     28,413   $     26,549     $     84,496    $     76,085
Cost of goods sold                                                  17,596         18,552           55,472          55,333
                                                              ------------   ------------     ------------    ------------
       Gross profit                                                 10,817          7,997           29,024          20,752
                                                              ------------   ------------     ------------    ------------
Operating expenses (income):
  Selling, general and administrative                                8,802          7,486           26,756          23,630
  Research and development                                             433          1,573            1,997           4,568
  Customer funded development                                          (14)          (439)            (360)         (1,338)
  Goodwill and other impairments                                                      779                              779
  Restructuring costs                                                   96             --            1,219              --
                                                              ------------   ------------     ------------    ------------
     Total operating expenses                                        9,317          9,399           29,612          27,639
                                                              ------------   ------------     ------------    ------------
        Operating income (loss)                                      1,500         (1,402)            (588)         (6,887)
  Interest expense, net                                                425            686            1,770           2,658
   Gain on sale of Wafer Fab                                           (50)            --             (159)             --
   Other expense (income)                                              (10)          (754)            (160)           (645)
                                                              ------------   ------------     ------------    ------------
Income (loss) from continuing operations before income
    taxes and cumulative effect of accounting change                 1,135         (1,334)          (2,039)         (8,900)
       Income tax (benefit)                                             97            (14)              97             (56)
                                                              ------------   ------------     ------------    ------------
Income (loss) from continuing operations before cumulative
    effect of accounting change                                      1,038         (1,320)          (2,136)         (8,844)
                                                              ------------   ------------     ------------    ------------
Discontinued operations:
     Income (loss) from operations of discontinued units                --           (660)          (3,910)         (1,268)
     Gain on disposition of discontinued units                         570             --              910              --
                                                              ------------   ------------     ------------    ------------
       Income (loss) from discontinued units                           570           (660)          (3,000)         (1,268)
                                                              ------------   ------------     ------------    ------------
Income (loss) before cumulative effect of accounting change          1,608         (1,980)          (5,136)        (10,112)
Cumulative effect of accounting change, net of taxes                    --             --               --            (248)
                                                              ------------   ------------     ------------    ------------
Net income (loss)                                             $      1,608   $     (1,980)    $     (5,136)   $    (10,360)
                                                              ============   ============     ============    ============
Income (loss) per common share - Basic and Diluted
   Income (loss) from continuing operations                   $       0.08   $      (0.11)    $      (0.18)   $      (0.88)
   Income (loss) from discontinued units                              0.05          (0.06)           (0.25)          (0.13)
   Cumulative effect of accounting change                               --             --               --           (0.02)
                                                              ------------   ------------     ------------    ------------
         Net income (loss)                                    $       0.13   $      (0.17)    $      (0.43)   $      (1.03)
                                                              ============   ============     ============    ============
Weighted average shares outstanding - Basic                     11,912,958     11,562,000       11,908,336      10,085,000
                                                              ============   ============     ============    ============
Weighted average shares outstanding - Diluted                   12,230,213     11,562,000       11,908,336      10,085,000
                                                              ============   ============     ============    ============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MEASUREMENT SPECIALTIES, INC
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

 FOR THE YEAR ENDED MARCH 31, 2002, AND THE NINE MONTHS ENDED DECEMBER 31, 2002

                                                                                        Retained
                                                          Additional      Earnings        Other
                                              Common       Paid-in      (Accumulated   Comprehensive                  Comprehensive
($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)     Stock        Capital        Deficit)         Loss           Total       Income (Loss)
                                              -----        -------        --------         ----           -----       -------------
BALANCE, APRIL 1, 2001                       $  5,502      $  3,769       $  8,461       $    (15)       $ 17,717
  Comprehensive loss, March 31, 2002:
   Net loss                                        --            --        (29,047)            --         (29,047)      $(29,047)
   Currency translation adjustment                 --            --             --           (420)           (420)          (420)
                                                                                                                        --------
  Comprehensive loss                                                                                                    $(29,467)
                                                                                                                        ========
  Reversal of tax benefit on exercise
  of options                                       --        (1,534)            --             --          (1,534)
  2,530,000 common shares issued in
  secondary offering, net of
  expenses                                         --        30,874             --             --          30,874
  503,692 common shares issued upon
  acquisition                                      --         6,800             --             --           6,800
  182,434 common shares issued upon
  exercise of options                              --           429             --             --             429
  315,492 common shares issued in
  private placement                                --         2,008             --             --           2,008
                                             --------      --------       --------       --------        --------
BALANCE, MARCH 31, 2002                         5,502        42,346        (20,586)          (435)         26,827
  Comprehensive income (loss) (unaudited):
   Net(loss)(unaudited)                            --            --         (5,136)            --          (5,136)      $ (5,136)
   Currency translation adjustment(unaudited)      --            --             --            374             374            374
                                                                                                                        --------
  Comprehensive (loss) (unaudited)                                                                                      $ (4,762)
                                                                                                                        ========
  Proceeds from exercise of stock options
  (unaudited)                                      --           117             --             --             117
  Warrants issued for professional
  service (unaudited)                                           153             --             --             153
  Warrants issued for debt (unaudited)             --           452             --             --             452
                                             --------      --------       --------       --------        --------
BALANCE, DECEMBER 31, 2002 (unaudited)       $  5,502      $ 43,068       $(25,722)      $    (61)       $ 22,787
                                             ========      ========       ========       ========        ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MEASUREMENT SPECIALTIES, INC
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                         FOR THE NINE MONTHS ENDED DECEMBER 31,
                                                                                          ---------------------------
                                                                                            2002               2001
                                                                                          --------           --------
                                                                                                              Note 3
                                                                                          --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                                  $ (5,136)           (10,360)
  Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations:
      Loss from discontinued operations                                                      3,910              1,268
      Depreciation and amortization                                                          2,622              3,046
      Assets write off                                                                         668
      Deferred rent                                                                             --                113
      Warrants issued for professional services                                                153                 --
      Amortization of debt discount                                                            304
      Gain on sale of Wafer Fab                                                               (159)                --
      Gain on disposition of discontinued units                                               (910)                --
      Net changes in operating assets and liabilities:
        Accounts receivable, trade                                                          (2,341)            (1,560)
        Inventories                                                                            717              4,367
        Prepaid expenses and other current assets                                             (646)             1,182
        Other assets                                                                           (30)              (351)
        Accounts payable                                                                    (1,460)            (4,448)
        Accrued expenses and other liabilities                                               1,969                685
                                                                                          --------           --------
    Net cash provided by (used in) operating activities                                       (339)            (6,058)
                                                                                          --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                    (1,149)            (4,690)
     Proceeds from sale of Wafer Fab                                                         3,300                 --
     Proceeds from sale of Terraillon                                                       16,668                 --
     Cash received from receiver                                                               892                 --
     Acquisition of business, net of cash acquired                                              --            (10,669)
                                                                                          --------           --------
    Net cash provided by (used in) investing activities                                     19,711            (15,359)
                                                                                          --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under bank line of credit agreement                                             2,450             21,135
  Borrowing under bridge loan                                                                8,848
  Borrowings under capital lease                                                                --              1,539
  Repayments of capital lease obligations                                                     (162)              (173)
  Repayments of debt                                                                       (31,512)           (22,065)
  Warrants issued for debt                                                                     452
  Proceeds from exercise of options and warrants                                               117                429
  Proceeds from issuance of common stock                                                        --             30,984
                                                                                          --------           --------
    Net cash provided by (used in) financing activities                                    (19,807)            31,849
                                                                                          --------           --------
NET CHANGE IN CASH AND CASH EQUIVALENTS, CONTINUING OPERATIONS                                (435)            10,432
Effect of exchange rates                                                                       374                 --
Cash used for discontinued operations                                                       (1,246)           (10,159)
Cash and cash equivalents, beginning of period                                               3,760                466
                                                                                          --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     2,453                739
                                                                                          ========           ========
Supplemental Cash Flow Information:
Cash paid during the period for:
  Interest                                                                                   2,240              2,316
  Income taxes                                                                                  --                676
Noncash transactions
   Common stock issued in connection with acquisition                                           --              6,800
   Common stock subscription receivable                                                         --              2,000

             SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. INTERIM FINANCIAL STATEMENTS:

Basis of presentation:

These interim financial statements were prepared pursuant to accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. Accordingly, while they conform with the measurement and classification provisions of accounting principles generally accepted in the United States, they do not include the footnote information required by accounting principles generally accepted in the United States for annual financial statements. Preparation of these financial statements requires management to make estimates and assumptions, which affect the amounts reported. Actual results could differ from those estimates. In the opinion of management, all accrual adjustments and disclosures necessary to make these interim financial statements not misleading have been included. Reference is made to the annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002 as amended by Amendment No.1 thereto. Operating results for the nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

Description of business:

Measurement Specialties, Inc., a New Jersey corporation ("MSI" or "the Company"), is a designer and manufacturer of sensors and sensor-based consumer products. The Company produces a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics, including pressure, motion, force, displacement, angle, flow and distance. The Company has a Sensor segment and a Consumer Products segment. The Sensor segment designs and manufactures sensors for leading original equipment manufacturers for electronic, automotive, medical, military and industrial applications. Sensor products include pressure sensors, custom microstructures and accelerometers. The Consumer Products segment designs and manufactures sensor based consumer products, which are sold to leading retailers and distributors in both the United States and Europe. Consumer products include bathroom and kitchen scales, tire pressure gauges and distance estimators.

Liquidity and Going Concern:

The Company has incurred a net loss of $29,047 for the year ended March 31, 2002, and a net loss of $5,136 for the nine months ended December 31, 2002.

The Company is currently the defendant in a class action lawsuit and is also the subject of a formal investigation being conducted by the Division of Enforcement of the United States Securities and Exchange Commission, Further, the United States Attorney for the District of New Jersey is conducting an inquiry into the matters being investigated by the SEC. (See Note 10)

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements included in this report do not contain any adjustments that might be necessary if the Company is unable to continue as a going concern.

Current Developments:

As a result of the Company's failure to timely file its Annual Report on Form 10-K for the fiscal year ended March 31, 2002, the trading of our common stock on the American Stock Exchange (AMEX) was suspended from July 15, 2002 until November 1, 2002. On August 21, 2002, the Company received a letter from the AMEX indicating that the Company was no longer in compliance with AMEX listing guidelines due to its failure to furnish certain reports and information to shareholders and that the Company's securities were, therefore, subject to being delisted from the AMEX. The Company appealed that determination and requested a hearing.

In a letter dated December 27, 2002, the AMEX indicated that the pending hearing was moot based on the determination by the staff of the AMEX that the Company has evidenced compliance with applicable AMEX continued listing requirements. Accordingly, the Company's hearing file with the AMEX has been closed.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation:

The consolidated financial statements include the accounts of MSI and its wholly-owned subsidiaries (the "Subsidiaries"): Measurement Limited, organized in Hong Kong ("ML"); Jingliang Electronics (Shenzhen) Co. Ltd. ("JL"), organized in the People's Republic of China ("China"); IC Sensors Inc., a California corporation ("IC Sensors"); Measurement Specialties, U.K. Limited ("Schaevitz, UK"), organized in the United Kingdom; and Terraillon Holdings Limited, organized in Ireland, and its wholly-owned subsidiaries ("Terraillon"); all collectively referred to as the "Company." As discussed in Note 7, the Company placed Schaevitz UK in receivership in June 2002 and sold Terraillon in September 2002; accordingly, the results from these operations are reflected as discontinued operations. All significant intercompany balances and transactions have been eliminated.

Reclassifications:

Certain reclassifications have been made to conform prior years to the current period's presentation.

Derivative Instruments:

The Company adopted SFAS 133, as amended, as of April 1, 2001. The cumulative effect of the adoption of the accounting principle was $248 and was recorded in the first quarter of the fiscal year ended March 31, 2002.

Recent Accounting Pronouncements:

In December 2002, the Financial Accounting Standards Board Issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The Company has not completed the process of evaluating the impact of adopting such statement and therefore the Company is unable to disclose the impact that adopting such statement will have on its financial position and the results of operations when such Statement is adopted.

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

The Company's current policy is to accrue restructuring and other costs at the commitment date of a plan in accordance with the provisions of Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." Accordingly, the Company has provided for certain restructuring costs during the year ended March 31, 2002 and the nine months ended December 31, 2002 (see Note 4).

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

The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective April 1, 2002. This standard supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale.

The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," effective April 1, 2002. This standard addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated assets' retirement costs.

3. RESTATEMENT:

Based on the advice of its auditors and discussion with the Securities and Exchange Commission, the Company determined it was necessary to conduct a thorough re-examination of its historical determination of inventory values and cost of goods sold. As a result of additional procedures employed, a number of errors in the Company's historical inventory valuation relating to the absorption of manufacturing costs were discovered. Various types of calculation and application errors were found at each of the Company's business units. These errors varied by quarter, type and cause. The errors and causes thereof are included in the following general categories:

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

Accordingly, the Company has restated its financial statements for the fiscal year ended March 31, 2001, its results of operations for the nine months ended December 31, 2001 and its previously issued selected financial information for each of the quarterly periods in the fiscal year ended March 31, 2001 and the first three quarters in the fiscal year ended March 31, 2002. The effect of the restatement was a reduction of our previously reported inventory values and operating income and a corresponding increase to costs of goods sold aggregating approximately $8,200 for the fiscal year ended March 31, 2001; an increase of our previously reported inventory values and operating income and a corresponding reduction to costs of goods sold aggregating approximately $11,418 for the three months ended December 31, 2001, and $6,746 for the nine months ended December 31, 2001.

In connection with the restatement and due in part to the cessation of operations of Arthur Andersen LLP, the previous auditors of the Company's financial statements for the fiscal year ended March 31, 2001, the Company requested its current auditors to conduct a reaudit of its financial statements for the fiscal year ended March 31, 2001. The reaudit resulted in the following additional adjustments for the three and nine months ended December 31, 2001: reclassification of certain costs included in selling, general, and administrative expenses to revenue of $364 and $833, respectively; amortization of patents of $59 and $177, respectively; straight-lining of lease expense in accordance with SFAS No. 13 of $14 and $113, respectively; and certain other adjustments. As a result of the above adjustments, the Company recalculated its tax provision resulting in a reduction of a previously reported tax benefit of $1,992 for the three months ended December 31, 2001 and $2,775 for the nine months ended December 31, 2001. In addition, the results of operations for the three and nine months ended December 31, 2001 have been adjusted to reclassify the results of discontinued operating units.

The following is a summary of the significant effects of the restatement of results for the three and nine months ended December 31, 2001:

                                                                                               ADJUSTED FOR
                                                              PREVIOUSLY          AS           DISCONTINUED
                                                               REPORTED        RESTATED        OPERATIONS (1)
                                                               --------         --------         --------
Consolidated statements of operations data:
     Sales                                                     $ 43,022         $ 42,658         $ 26,549
     Cost of goods sold                                          42,602           31,184           18,552
     Selling, general and administrative                         11,318           10,189            7,486
      Loss from continuing operations
          before income taxes and cumulative
          effect of accounting change                           (13,348)          (1,990)          (1,334)
      Benefit for income taxes                                   (2,002)             (10)             (14)
      Loss from continuing operations
          before cumulative effect of accounting change         (11,346)          (1,980)          (1,320)
     Loss from operations of discontinued units                      --               --             (660)
     Net loss                                                   (11,346)          (1,980)          (1,980)
     Loss per common share:                                          --
          Basic and Diluted                                       (0.98)           (0.17)           (0.17)

                                                                 NINE MONTHS ENDED DECEMBER 31, 2001
                                                                               (UNAUDITED)
                                                              ---------------------------------------------
                                                                                                AS RESTATED,
                                                                                                ADJUSTED FOR
                                                             PREVIOUSLY           AS            DISCONTINUED
                                                              REPORTED          RESTATED        OPERATIONS (1)
                                                              ---------         ---------         ---------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
    Sales                                                     $ 103,761         $ 102,928         $  76,085
    Cost of goods sold                                           83,960            77,214            55,333
    Selling, general and administrative                          29,578            28,197            23,630
    Loss from continuing operations
         before income taxes and cumulative
         effect of accounting change                            (16,630)          (10,161)           (8,900)
    Benefit for income taxes                                     (2,824)              (49)              (56)
    Loss from continuing operations
         before cumulative effect of accounting change          (13,806)          (10,112)           (8,844)
    Loss from operations of discontinued units                       --                --            (1,268)
    Loss from continuing operation before
         cumulative effect of  accounting change                (13,806)          (10,112)          (10,112)
    Cumulative effect of accounting change, net
         of taxes                                                    --              (248)             (248)
    Net loss                                                    (13,806)          (10,360)          (10,360)
    Loss per common share:
         Basic and Diluted                                        (1.37)            (1.03)            (1.03)

                                                                    AS OF DECEMBER 31, 2001
                                                                         (UNAUDITED)
                                                          -----------------------------------------
                                                                                         AS RESTATED,
                                                                                         ADJUSTED FOR
                                                         PREVIOUSLY          AS          DISCONTINUED
                                                          REPORTED        RESTATED       OPERATIONS (1)
                                                          --------        --------         --------
CONSOLIDATED BALANCE SHEET DATA:
    Inventories                                           $ 28,486        $ 27,726         $ 18,312
    Goodwill                                                21,902          14,707            7,572
    Trademarks                                                   0           9,930              453
    Accrued expenses and other current liabilities           9,449          11,181            8,130
    Other liabilities                                          748             861              847
    Accumulated retained earnings                            2,419          (1,899)          (1,899)
    Stockholders' equity                                    51,470          47,446           47,446

(1) The consolidated statement of operations data and consolidated balance sheet data have been adjusted to reclassify the results of discontinued operating units and assets and liabilities held for sale.

4. RESTRUCTURING AND OTHER COSTS:

During the quarter ended March 31, 2002, management and the Board of Directors approved a plan of reduction of workforce and a reduction of operating capacity at certain locations. The following table summarizes the restructuring charges:

                                                  Restructuring cost     Payments made
                                                       for the            during the            Balance as of
                               Balance as of       nine months ended    nine months ended        December 31,
                               March 31, 2002      December 31, 2002    December 31, 2002           2002
                               --------------      -----------------    -----------------           ----
Severance (106 employees)         $    85              $    --               $   (85)              $    --
Severance (49 employees)               --                  150                  (150)                   --
Lease termination                                          839                    (2)                  837
                                  -------              -------               --------              -------
Total                             $    85                  989               $  (237)              $   837
                                  =======              -------               ========              =======
Write down of fixed assets                                 230
                                                       -------
Total                                                  $ 1,219
                                                       =======

5. INVENTORIES:

Inventories are summarized as follows:

                      DECEMBER 31,    MARCH 31,
                         2002           2002
                       -------        -------
RAW MATERIALS          $ 6,373        $ 7,111
WORK-IN-PROCESS          2,770          1,986
FINISHED GOODS           6,166          6,929
                       -------        -------
                       $15,309        $16,026
                       =======        =======

6. LONG-TERM DEBT:

Bridge Loan

On October 31, 2002, the Company received a $9,300 bridge loan from Castletop Capital, L.P., a limited partnership controlled by Morton Topfer, Chairman of the Company's Board of Directors. The proceeds from this loan were used to repay all of the Company's obligations under its previous term loan and revolving credit facility. The loan is evidenced by a Senior Secured Note originally due January 31, 2003 and does not include a revolving credit facility. Interest on the note initially accrued at a rate of 7% per annum (subject to a 2% increase upon the occurrence of an event of default under the note). Castletop Capital also received a warrant to purchase up to 297,228 shares of the Company's common stock for an exercise price equal to the average closing price of the Company's common stock on the American Stock Exchange for the first five trading days after October 31, 2002 ($1.64 per share). This warrant has a term of 5 years. The exercise price and number of shares subject to the warrant may be adjusted under certain circumstances (see Note 12 "Subsequent Events", for a discussion of the amendment to this bridge loan).

The relative estimated fair value of the warrant of $452 was recorded as debt discount, which is being charged to interest expense over the life of the debt. Interest expense associated with the warrant of $304 was recorded for the three months ended December 31, 2002.

7. DISCONTINUED OPERATIONS, ASSETS AND LIABILITIES HELD FOR SALE, AND GAIN OR LOSS ON SALE OF ASSETS:

As more fully discussed below, the Company sold all of the outstanding stock of Terraillon, previously a component of the Company's Consumer segment, in September 2002 and sold the assets, principally property and equipment, related to its IC Sensors silicon wafer fab manufacturing operations, previously a component of the Company's Sensor segment, in July 2002. The assets held for sale in the amount of $36,632 at March 31, 2002 and liabilities held for sale in the amount of $12,800 at March 31, 2002 represent the assets and liabilities from these operations. Since these businesses were disposed of by December 31, 2002, the assets and liabilities have been removed from the balance sheet. The amounts for Terraillon on the consolidated statements of operations for the three and nine months ended December 31, 2002 and 2001 have been reclassified as discontinued operations to reflect the disposal of this operating unit.

The Company placed its United Kingdom subsidiary, Schaevitz UK (previously a component of the Company's Sensor segment), into receivership on June 5, 2002 pursuant to the terms of a Mortgage Debenture dated February 28, 2001, as the Company was no longer in a position to support its losses. The receiver's function was to dispose of Schaevitz UK's business and assets for the best price possible. The book debt recoveries and sale proceeds were applied in settlement of the receiver's remuneration, costs and expenses, the preferential creditors' claims, (i.e., the claims of the Inland Revenue, Customs & Excise and employee claims up to certain statutory limits) and then to (i) claims by the Company's lenders in accordance with UK insolvency legislation (the Insolvency Act 1986) and (ii) priority arrangements. Schaevitz UK's landlord has a potential dilapidations claim of up to 350 Pounds Sterling (approximately $575 United States dollars based on market exchange rates as of February 4, 2003) against Schaevitz UK that arose on the expiration of the lease of 543/544 Ipswich Road Trading Estate, Slough, Berkshire, England on June 23, 2002. The Company is currently in negotiations with the landlord regarding this matter. The results of operations of Schaevitz UK are reflected in discontinued operations from April 1, 2002 through the June 5, 2002 date of liquidation. During the nine months ended December 31, 2002, the Company incurred approximately $3,577 of costs and expenses in connection with the liquidation of Schaevitz UK, which consisted of writedown of prepaid pension costs of $2,309 and receiver and other costs of $1,268. The amount recovered from the liquidation was approximately $892.

In July 2002, the Company sold the assets, principally property and equipment, related to its silicon wafer fab manufacturing operation in Milpitas, CA to Silicon Microstructures, Inc. (SMI), a wholly-owned subsidiary of Elmos Semiconductor AG. The wafer fab operation was formerly part of the Company's IC Sensors division. The price paid by SMI for the assets was approximately $5,250, consisting of approximately $3,370 in cash and $1,880 in prepaid credit for products and services, subject to reduction under certain circumstances. Approximately $900 of the cash purchase price was used to satisfy an outstanding equipment lease obligation. The prepaid credit for products and services, if utilized, will be accounted as a component of wafer costs. The gain on this sale was approximately $159, net of tax, and has been reflected in the Condensed Consolidated Statements of Operations as "Gain on Sale of Wafer Fab" for the nine months ended December 31, 2002.

In September 2002, the Company sold all of the outstanding stock of Terraillon Holdings Limited, a European manufacturer of branded consumer bathroom scales, to Fukuda S.a.r.l, an investment holding company incorporated in Luxembourg, for $22,300. On January 24, 2003, the Company received $1,384 of the funds that had been placed in escrow at the time of closing to secure certain of the Company's indemnification obligations. The estimated gain at the time of sale was approximately $340, net of tax, and subject to further adjustments. As a result of final settlement of escrowed amounts, the Company recorded an additional gain of $265, as certain amounts previously provided for are no longer required.

The following is a summary of the components of assets and liabilities held for sale:

Assets held for sale:

                                                                MARCH 31, 2002
                                              ----------------------------------------------------
                                            Terraillon   Schaevitz, UK     Wafer Fab        Total
                                              -------        -------        -------        -------
Cash and cash equivalents                     $   401        $   381             $-        $   782
Accounts receivable                             5,735          1,959             --          7,694
Inventories                                     6,023            920             --          6,943
Other current assets                            1,433            101             --          1,534
                                              -------        -------        -------        -------
                                               13,592          3,361             --         16,953
                                              -------        -------        -------        -------
PROPERTY AND EQUIPMENT                          1,883             --          4,955          6,838
Less accumulated depreciation and
   amortization                                 1,043             --          1,737          2,780
                                              -------        -------        -------        -------
                                                  840             --          3,218          4,058
                                              -------        -------        -------        -------
OTHER ASSETS:
Goodwill, net                                   4,074             --             --          4,074
Trademarks                                      9,477             --             --          9,477
Other assets                                       --          2,070             --          2,070
                                              -------        -------        -------        -------
                                               13,551          2,070             --         15,621
                                              -------        -------        -------        -------
Total assets                                   27,983          5,431          3,218         36,632
                                              -------        -------        -------        -------
Liabilities held for sale:
   Current portion of long-term debt            2,534             --            943          3,477
   Accounts payable                             5,102            918             --          6,020
   Accrued compensation                           537             98             --            635
   Accrued expenses and other currrent
      liabilities                               2,068            344             --          2,412
                                              -------        -------        -------        -------
Total current liabilities                      10,241          1,360            943         12,544
OTHER LIABILITIES:
Long-term debt, net of current portion            249             --             --            249
Other liabilities                                   7             --             --              7
                                              -------        -------        -------        -------
Total liabilities                             $10,497        $ 1,360        $   943        $12,800
                                              =======        =======        =======        =======

A summary of the results of operations of the discontinued operating units follows:

                                                                        2001
                                                      ------------------------------------------
                                                     TERRAILLON      SCHAEVITZ, UK       TOTAL
                                                      --------         --------         --------
Net sales                                             $ 14,241         $  1,868         $ 16,109
Cost of goods sold                                      10,917            1,715           12,632
                                                      --------         --------         --------
     Gross profit                                        3,324              153            3,477
Operating expenses (income):
Selling, general and administrative                      2,156              547            2,703
Research and development                                   (41)             118               77
Restructuring costs                                         --               --               --
                                                      --------         --------         --------
     Total operating expenses                            2,115              665            2,780
     Operating income (loss)                             1,209             (512)             697
Interest expense (income), net                              14              (30)             (16)
Other expense                                              587              782            1,369
                                                      --------         --------         --------
Income (loss) before income taxes                          608           (1,264)            (656)
Provision for income taxes
                                                             4               --                4
                                                      --------         --------         --------
Net income (loss) from discontinued operations        $    604         $ (1,264)        $   (660)
                                                      ========         ========         ========

                                                                          FOR THE NINE MONTHS ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------------------
                                                                      2002                                  2001
                                                       -----------------------------------    -------------------------------------
                                                      TERRAILLON  SCHAEVITZ, UK    TOTAL     TERRAILLON  SCHAEVITZ, UK      TOTAL
                                                       --------      --------     --------    --------      --------       --------
Net sales                                              $ 18,678      $    905     $ 19,583    $ 21,310      $  5,533       $ 26,843
Cost of goods sold                                       13,244           617       13,861      16,617         5,264         21,881
                                                       --------      --------     --------    --------      --------       --------
 Gross profit                                             5,434           288        5,722       4,693           269          4,962
Operating expenses :
Selling, general and administrative                       5,835           149        5,984       3,298         1,269          4,567
Research and development                                     --            68           68          --           361            361
Restructuring costs                                          --         3,577        3,577          --            --             --
                                                       --------      --------     --------    --------      --------       --------
 Total operating expenses                                 5,835         3,794        9,629       3,298         1,630          4,928
 Operating income (loss)                                   (401)       (3,506)      (3,907)      1,395        (1,361)            34
Interest expense, net                                       (25)            2          (23)         22           (30)            (8)
Other (income) expense                                       27            (7)          20         536           767          1,303
                                                       --------      --------     --------    --------      --------       --------
Income (loss) before income taxes                          (399)       (3,511)      (3,910)        837        (2,098)        (1,261)
Provision for income taxes                                   --            --           --           7            --              7
                                                       --------      --------     --------    --------      --------       --------
Net income  (loss) from discontinued operations        $   (399)     $ (3,511)    $ (3,910)   $    830      $ (2,098)      $ (1,268)
                                                       ========      ========     ========    ========      ========       ========

      (1) Terraillon was acquired in August 2001.

8. PER SHARE INFORMATION AND STOCK OPTION ISSUED:

Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options and warrants, less the shares that may be repurchased with the funds received from their exercise. Diluted earnings per share is not presented in fiscal periods for which the results are antidilutive. Excluded from earnings per share is 183,030 equivalent shares for the nine months ended December 31, 2002 and 365,605 and 475,660 equivalent shares for the three and nine months ended December 31, 2001, respectively, as their inclusion would be antidilutive. For the three months ended December 31, 2002, a total of 317,255 equivalent shares were added to the common shares outstanding to arrive at diluted earnings per share. The breakdown of these additional equivalent shares is 200,225 equivalent shares for warrants, and 117,030 equivalent shares for stock options.

In November 2002, the Company issued approximately 839,000 employee stock options. These options were issued under the 1995 and 1998 option plans. These options have a four year vesting schedule with an exercise price of $1.64 per share (the fair value per share of our common stock on the day of issuance).

9. SEGMENT INFORMATION:

The Company has two businesses (segments), a Sensor business and a Consumer Products business.

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

The following comparisons reflect the result from continuing operations.

The following is information related to industry segments:

                                                      THREE MONTHS ENDED DECEMBER 31,
                                                         ----------------------
                                                           2002         2001
                                                         --------      --------
Net sales
  Consumer Products                                      $ 14,812      $ 14,207
  Sensors                                                  13,601        12,342
                                                         --------      --------
     Total                                                 28,413        26,549
                                                         --------      --------
Operating income (loss)
  Consumer Products                                         2,496         1,668
  Sensors                                                   4,008        (1,559)
                                                         --------      --------
Total segment operating income (loss)                       6,504           109
  Unallocated expenses                                     (5,004)       (1,511)
                                                         --------      --------
Total operating income (loss)                               1,500        (1,402)
  Interest expense, net of interest income                    425           686
  Gain on sale of wafer fab                                   (50)
  Other income                                                (10)         (754)
                                                         --------      --------
     Income (loss) from continuing operations before
         income taxes and cumulative effect of
          accounting change                              $  1,135      $ (1,334)
                                                         ========      ========

                                                NINE MONTHS ENDED DECEMBER 31,
                                                   ----------------------
                                                     2002          2001
                                                   --------      --------
Net sales
  Consumer Products                                $ 44,451      $ 38,317
  Sensors                                            40,045        37,768
                                                   --------      --------
     Total                                           84,496        76,085
                                                   --------      --------
Operating income (loss)
  Consumer Products                                   7,254         2,631
  Sensors                                             4,611        (6,394)
                                                   --------      --------
Total segment operating income (loss)                11,865        (3,763)
  Unallocated expenses                              (12,453)       (3,124)
                                                   --------      --------
Total operating loss                                   (588)       (6,887)
  Interest expense, net of interest income            1,770         2,658
  Gain on wafer fab sales                              (159)
  Other income                                         (160)         (645)
                                                   --------      --------
     Loss from continuing operations before
         income taxes and cumulative effect of
          accounting change                        $ (2,039)     $ (8,900)
                                                   ========      ========

                                     DECEMBER 31,            MARCH 31,
                                        2002                   2002
                                       -------               -------
Segment Assets
Consumer products                      $15,008               $15,634
Sensors                                 34,233                35,152
Unallocated                              2,592                 2,194
Assets held for sale                        --                36,632
Receivable from sale of Terraillon       1,377
                                       -------               -------
   Total                               $53,210               $89,612
                                       =======               =======

10. COMMITMENTS AND CONTINGENCIES:

CLASS ACTION LAWSUIT

On March 20, 2002, a class action lawsuit was filed on behalf of purchasers of the Company's common stock in the United States District Court for the District of New Jersey against Measurement Specialties and certain present and former officers and directors. The complaint was subsequently amended to include the underwriters in the Company's August 2001 public offering and former auditors. The lawsuit alleges violations of the federal securities laws including, among other things, that the registration statement related to the Company's August 2001 public offering and the Company's periodic SEC filings misrepresented or omitted material facts and that certain of the Company's officers made false or misleading statements of material fact. The lawsuit seeks an unspecified award of money damages. After March 20, 2002, nine additional similar class actions were filed in the same court. The ten lawsuits have been consolidated into one case under the caption In re: Measurement Specialties, Inc. Securities Litigation, 02 Civ. No. 1071 (D.N.J.). Plaintiffs filed a Consolidated Amended Complaint on September 12, 2002. The underwriters have made a claim for indemnification under the underwriting agreement. The parties are currently briefing motions to dismiss the case.

The Company intends to defend the foregoing lawsuit vigorously, but cannot predict the outcome and is not currently able to evaluate the likelihood of success or the range of potential loss, if any. However, if the Company were to lose this lawsuit, judgment would likely have a material adverse effect on its consolidated financial position, results of operations and cash flows. Although the Company has Directors and Officers insurance policies that provide aggregate coverage of $10,000 for the period during which the claims were filed, the Company's carrier has denied coverage for this matter. The Company intends to contest this position. No assurance, however, can be given that this insurance coverage will be available or adequate to cover losses, if any, arising out of this litigation.

SEC INVESTIGATION

In February 2002, Measurement Specialties, Inc., contacted the staff of the SEC after discovering that its former Chief Financial Officer had made the misrepresentation to senior management, the Board and the Company's auditors that a waiver of the covenant default under the Company's credit agreement had been obtained when, in fact, the lenders had refused to grant such a waiver. Since February 2002, the Company and a Special Committee formed by its Board of Directors has been cooperating with the staff of the SEC. In June 2002, the staff of the Division of Enforcement of the SEC informed the Company that it is conducting a formal investigation relating to matters reported in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001. The Company cannot predict how long the SEC investigation will continue or its outcome.

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

Robert L. DeWelt v. Measurement Specialties, Inc. et al., United States District Court, District of New Jersey, Civil Action No. 02-CV-3431.

On July 17, 2002, Robert DeWelt, the Company's former acting Chief Financial Officer and general manager of the Company's Schaevitz Division, filed a lawsuit against Measurement Specialties, Inc. and certain of the Company's officers and directors. Mr. DeWelt resigned on March 26, 2002 in disagreement with management's decision not to restate certain of our financial statements. See "Restatement" below for a discussion of Mr. DeWelt's resignation. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. The Company has filed a Motion to Dismiss this case. The Company intends to defend the foregoing lawsuit vigorously, but cannot predict the outcome and is not currently able to evaluate the likelihood of success or the range of potential loss, if any.

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

Semex, Inc. vs. Measurement Specialties, Inc. and AMP Incorporated, Court of Common Pleas, Montgomery County, Pennsylvania.

On October 24, 2002, Semex, Inc. ("Semex") filed a lawsuit against Measurement Specialties, Inc. and Amp Incorporated alleging breaches of the lease for the Company's former facility in the Valley Forge, Pennsylvania. The Company is the assignee of Amp Incorporated under the lease. The plaintiff alleges that the Company owes at least $770,166 for certain payment defaults under the lease. The plaintiff also seeks an unspecified amount of damages related to plaintiff's allegations of, among other things, damage to the property, failure to remove alterations and failure to conduct environmental testing. At this point in the litigation, the Company cannot predict its outcome.

Czarnek & Orkin Laboratories, Inc. v. TRW, Inc. and Measurement Specialties,
Inc.

Czarnek & Orkin Laboratories, Inc. ("Orkin") submitted a demand for arbitration with the American Arbitration Association on July 8, 2002. The demand indicates that Orkin is seeking approximately $2,000,000 in royalty revenue. At issue is a license agreement relating to the expected development and marketing of certain sensor technology. The arbitration is scheduled to be held during the week of February 10, 2003. At this point in the arbitration, the Company cannot predict its outcome.

From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

11. RELATED PARTY TRANSACTIONS:

In May 2002, the Company retained Corporate Revitalization Partners ("CRP") to conduct its ongoing operational/financial restructuring efforts. In June 2002, Frank Guidone, a Managing Director of CRP, became the Company's chief executive officer. As of December 31, 2002 and as of February 1, 2003 on a cumulative basis, the Company has incurred $1,879 and $2,110, respectively, in consulting fees and expenses to CRP (excluding the success fees described in this paragraph). In addition to consulting fees based on hours billed by CRP consultants (at hourly rates that range from $0.175 to $0.275 and that are capped at a maximum of 50 hours per consultant each week), CRP earned an aggregate "success fee" of $138 ($0.38 was unpaid as of February 1, 2003) and warrants exercisable to purchase an aggregate of 120,615 shares of the Company's common stock (at an exercise price of $2.28/share) as a result of the achievement of certain goals in connection with the Company's restructuring program.

During the three and nine months ended December 31, 2002, the Company expensed $0 and $153, respectively, relating to the CRP warrants.

See Note 6 for a discussion of the bridge loan from Castletop Capital, L.P., a limited partnership controlled by Morton L. Topfer, Chairman of the Company's Board of Directors.


12. SUBSEQUENT EVENTS:

REVOLVING CREDIT FACILITY

On January 31, 2003, the Company entered into a $15 million revolving credit facility with Fleet Capital Corporation ("FCC"). The revolving credit facility is secured by a lien on substantially all of the Company's assets. Interest accrues on the principal amount of the Company's borrowings under this facility at a fluctuating rate per year equal to the lesser of FCC's prime rate for commercial loans plus one percent (subject to a two percent increase upon the occurrence of an event of default under the loan agreement) or the maximum rate permitted by applicable law. As of February 5, 2003, the interest rate applicable to borrowings under the revolving credit facility was 5.25 percent. The amount of borrowing available under the revolving credit facility is determined in accordance with a formula based on certain of the Company's accounts receivable and inventory. The revolving credit facility expires on February 1, 2006. As of February 5, 2003, the Company had $4,618 of available cash. In addition, as of February 5, 2003, there was $6,899 in outstanding borrowings and the Company had the right to borrow an additional $2,123 under the revolving credit facility.

The Company's revolving credit agreement requires it to meet certain financial covenants during the term of the revolving credit facility. In addition to certain affirmative and negative covenants, which include a restriction on the payment of dividends, the Company is required to maintain a borrowing availability of at least $2,000 through the filing of its quarterly report on Form 10-Q for the three months ending June 30, 2003. In addition, beginning in the same fiscal quarter, the Company is required to keep a minimum fixed charge ratio of 1.0 to 1 at the end of each fiscal quarter. Fixed charge ratio is defined as operating cash flow, which is EBITDA (earnings before interest, taxes, depreciation and amortization) minus cash taxes paid and minus capital expenditures, divided by the sum of scheduled principle payments and interest expense during that period.

AMENDMENT TO BRIDGE LOAN (SEE NOTE 6)

We used a portion of the proceeds from the revolving credit facility to reduce the principal amount outstanding under the bridge loan from $9,300 to $2,000. Also, in connection with the revolving credit facility transaction, the terms of the bridge loan were amended as follows:

      - The maturity date of the Castletop note was extended to January 31, 2005;

      - The non-default interest rate under the bridge loan was increased to 11%; and

      - The security interest and rights of Castletop under the bridge loan agreement were subordinated to those of FCC.

There were no amendments to the warrant issued as part of the bridge loan transaction.

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

Our fiscal year begins on April 1 and ends on March 31. References in this report to the year 2002 or fiscal 2002 refer to the 12-month period from April 1, 2001 through March 31, 2002 and references in this report to the year 2003 or fiscal 2003 refer to the 12-month period from April 1, 2002 through March 31, 2003.

OVERVIEW

We are a designer and manufacturer of sensors and sensor-based consumer products. We produce a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics, including pressure, motion, force, displacement, tilt/angle, flow, and distance. We have two businesses, a Sensor business and a Consumer Products business.

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

In May 2002, management again determined that the calculation of capitalized overhead was in compliance with applicable accounting principles and concluded that the increase in cost of sales and attendant reduction in inventory value during the quarter ended December 31, 2001 was largely attributable to changes in accounting estimates and therefore no restatement of previously reported financial results was necessary. Our Board of Directors concurred in the decision not to restate prior periods. In its limited review, the Special Committee concluded that no information had been brought to its attention that would render management's decision inappropriate. APM, RosenfarbWinters, and our independent auditor, Arthur Andersen LLP, concurred in this conclusion. PwC's engagement ended prior to the completion of our analysis and the Board's determination.

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

There were various types of calculation and application errors at each of our business units. These errors varied by quarter, type and cause. The errors and causes thereof are included in the following general categories:

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

We determined that these errors in our valuation of inventory were of a sufficient magnitude to require restatement. Accordingly, we restated our previously issued financial statements for the fiscal year ended March 31, 2001 and our previously issued selected financial information for each of the quarterly periods in the fiscal year ended March 31, 2001 and the first three quarters in the fiscal year ended March 31,

2002. The effect of the restatement was an increase in cost of goods sold aggregating approximately $8,200 for the fiscal year ended March 31, 2001, an increase of our previously reported inventory values and operating income and a corresponding reduction to cost of goods sold aggregating approximately $11,418 for the three months ended December 31, 2001, and $6,746 for the nine months ended December 31, 2001. During the course of our review, we did not identify errors of a significant magnitude to require restatement of periods ending prior to April 1, 2000.

In connection with the restatement of our inventory and cost of sales values, and due in part to the cessation of operations of Arthur Andersen LLP, the previous auditor of our financial statements for the fiscal year ended March 31, 2001, we instructed our current auditor to conduct a reaudit of our financial statements for the fiscal year ended March 31, 2001. The reaudit and the audit for the fiscal year ended March 31, 2002 resulted in the following additional adjustments to the previously reported results for the three and nine months ended December 31, 2001, respectively:

      - Reclassification of certain promotional costs from selling, general and administrative to a reduction in revenue of $364 and $833;

      -     Amortization of patents in the amount of $59 and $177;

      - Straight-lining of lease expense in accordance with SFAS 13 in the amount of $14 and $113; and

      -     Certain other adjustments.

As a result of the restated items described above, including the inventory valuation issue, we recomputed our tax provision for the three and nine months ended December 31, 2001, resulting in a reduction of our previously reported tax benefit by $1,992 and $2,775, respectively.

The following is a summary of the significant effects of the restatement discussed above on our results for the three and nine months ended December 31, 2001:

                                                       THREE MONTHS ENDED DECEMBER 31, 2001
                                                                    (UNAUDITED)
                                                   ---------------------------------------------
                                                                                  AS RESTATED,
                                                                                  ADJUSTED FOR
                                                   PREVIOUSLY          AS         DISCONTINUED
                                                    REPORTED        RESTATED      OPERATIONS(1)
                                                    --------        --------      --------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
   Sales                                           $  43,022       $  42,658       $  26,549
   Cost of goods sold                                 42,602          31,184          18,552
   Selling, general and administrative                11,318          10,189           7,486
    Loss from continuing operations
      before income taxes and cumulative
      effect of accounting change                    (13,348)         (1,990)         (1,334)
    Benefit for income taxes                          (2,002)            (10)            (14)
    Loss from continuing operations
      before cumulative effect of accounting
      change                                         (11,346)         (1,980)         (1,320)
   Loss from operations of discontinued units             --              --            (660)
   Net loss                                          (11,346)         (1,980)         (1,980)
   Loss per common share:                                 --
      Basic and Diluted                                (0.98)          (0.17)          (0.17)

                                                              NINE MONTHS ENDED DECEMBER 31, 2001
                                                                          (UNAUDITED)
                                                          --------------------------------------------
                                                                                        AS RESTATED,
                                                                                        ADJUSTED FOR
                                                          PREVIOUSLY          AS        DISCONTINUED
                                                           REPORTED        RESTATED     OPERATIONS(1)
                                                           --------        --------     --------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
   Sales                                                  $ 103,761       $ 102,928       $  76,085
   Cost of goods sold                                        83,960          77,214          55,333
   Selling, general and administrative                       29,578          28,197          23,630
   Loss from continuing operations
       before income taxes and cumulative
       effect of accounting change                          (16,630)        (10,161)         (8,900)
   Benefit for income taxes                                  (2,824)            (49)            (56)
   Loss from continuing operations
       before cumulative effect of accounting change        (13,806)        (10,112)         (8,844)
   Loss from operations of discontinued units                    --              --          (1,268)
   Loss from continuing operation before
       cumulative effect of  accounting change              (13,806)        (10,112)        (10,112)
   Cumulative effect of accounting change, net
       of taxes                                                  --            (248)           (248)
   Net loss                                                 (13,806)        (10,360)        (10,360)
   Loss per common share:
       Basic and Diluted                                      (1.37)          (1.03)          (1.03)

                                                   AS OF DECEMBER 31, 2001
                                                        (UNAUDITED)
                                          -----------------------------------------
                                                                      AS RESTATED,
                                                                      ADJUSTED FOR
                                          PREVIOUSLY        AS        DISCONTINUED
                                           REPORTED      RESTATED     OPERATIONS(1)
                                           --------      --------     --------------
CONSOLIDATED BALANCE SHEET DATA:
   Inventories                             $ 28,486      $ 27,726       $ 18,312
   Goodwill                                  21,902        14,707          7,572
   Trademarks                                     0         9,930            453
   Accrued expenses and other current
   liabilities                                9,449        11,181          8,130
   Other liabilities                            748           861            847
   Accumulated retained earnings              2,419        (1,899)        (1,899)
   Stockholders' equity                      51,470        47,446         47,446

(1) The consolidated statement of operations data and consolidated balance sheet data have been adjusted to reclassify the results of discontinued operating units.

See "Item 4. Controls and Procedures" for a discussion of the actions that we have taken to strengthen our internal controls.

RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING OUR RESTRUCTURING PROGRAM

IN CONNECTION WITH OUR RESTRUCTURING PROGRAM, WE HAVE DISCONTINUED CERTAIN OPERATIONS AND SOLD ASSETS SINCE MARCH 31, 2002 AND MAY, IN THE FUTURE, ENGAGE IN ADDITIONAL SALES OF ASSETS OR STOCK OR OBTAIN OTHER TYPES OF FINANCING. ACCORDINGLY, THE HISTORICAL RESULTS OF OPERATIONS PRESENTED HEREIN ARE UNLIKELY TO BE INDICATIVE OF FUTURE PERFORMANCE.

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

YOU SHOULD NOT RELY ON DISCUSSIONS OF RESULTS OF OPERATIONS AND TRENDS AFFECTING OUR BUSINESS FOR THE RESTATEMENT PERIOD THAT APPEAR IN OUR SEC FILINGS MADE PRIOR TO THE FILING OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2002 AS AMENDED BY AMENDMENT NO.1 THERETO.

AS A RESULT OF THE RESTATEMENT, OUR HISTORICAL RESULTS OF OPERATIONS DIFFER SIGNIFICANTLY FROM THOSE CONTAINED IN OUR REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PRIOR TO THE FILING OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2002 AS AMENDED BY AMENDMENT NO.1 THERETO. ACCORDINGLY, YOU SHOULD NOT RELY ON THOSE PREVIOUS DISCUSSIONS OF OUR RESULTS OF OPERATIONS AND TRENDS AFFECTING OUR BUSINESS, SINCE SUCH DISCUSSIONS WERE BASED ON FINANCIAL RESULTS THAT HAVE NOW BEEN RESTATED. WE DO NOT INTEND TO MAKE ADDITIONAL FILINGS TO CORRECT THE HISTORICAL DISCUSSIONS OF RESULTS OF OPERATIONS AND TRENDS AFFECTING OUR BUSINESS.

The following table sets forth, for the periods indicated, certain items in our consolidated statements of income as a percentage of net sales:

                                                            Three months ended December 31,
                                                            -------------------------------
                                                               2002(1)          2001(1)
                                                              --------         --------
Net Sales
   Sensors                                                       47.9%            46.5%
   Consumer products                                             52.1             53.5
                                                             --------         --------
     Total net sales                                            100.0            100.0

Cost of Sales                                                    61.9             69.9
                                                             --------         --------
   Gross profit                                                  38.1             30.1

Operating expenses (income)
   Selling, general, and administrative                          31.0             28.2
   Research and development                                       1.5              5.9
   Customer funded development                                     --             (1.7)
   Goodwill and Other Impairments                                  --              2.9
   Restructuring costs                                            0.3               --
   Interest expense, net                                          1.5              2.6
   Other expenses (income)                                       (0.2)            (2.8)
                                                             --------         --------
                                                                 34.1             35.1

Income (loss) from continuing operations before income
   taxes and cumulative effect of accounting change               4.0             (5.0)
Income tax provision                                             (0.3)             0.0
Income (loss) from discontinued units                             2.0             (2.5)
                                                             --------         --------
Net income (loss)                                                 5.7%            (7.5)%
                                                             ========         ========

(1) The consolidated financial statements for the three months ended December 31, 2002 include the results of the ongoing operations of Measurement Specialties, Inc. As a result of our restructuring plan, we sold all of the outstanding stock of Terraillon in September 2002 and placed Schaevitz UK into receivership in June 2002. Accordingly, Terraillon and Schaevitz UK are classified as discontinued operations in the consolidated financial results for all periods presented. The comparisons above exclude the results of these discontinued operations, except for "Income (loss) from discontinued units," "Cumulative effect of accounting change, net of tax" and "Net income (loss)."

                                                          Nine months ended December 31,
                                                          ------------------------------
                                                            2002(1)            2001(1)
                                                           --------           --------
Net Sales
   Sensors                                                    47.4%              49.6%
   Consumer products                                          52.6               50.4
                                                          --------           --------
      Total net sales                                        100.0              100.0

Cost of Sales                                                 65.7               72.7
                                                          --------           --------
   Gross profit                                               34.3               27.3

Operating expenses (income)
   Selling, general, and administrative                       31.6               31.1
   Research and development                                    2.4                6.0
   Customer funded development                                (0.4)              (1.8)
   Goodwill and Other Impairments                               --                1.0
   Restructuring costs                                         1.4                 --
   Interest expense, net                                       2.1                3.5
   Other expenses (income)                                    (0.4)              (0.8)
                                                          --------           --------
                                                              36.7               39.0
Loss from continuing operations before income
   taxes and cumulative effect of accounting change           (2.4)             (11.7)
Income tax (provision) benefit                                (0.1)               0.1
Loss from discontinued units                                  (3.6)              (1.7)
Cumulative effect of accounting change                          --               (0.3)
                                                          --------           --------
Net loss                                                      (6.1)%            (13.6)%
                                                          ========           ========

(1)The consolidated financial statements for the nine months ended December 31, 2002 include the results of the ongoing operations of Measurement Specialties, Inc. As a result of our restructuring plan, we sold all of the outstanding stock of Terraillon in September 2002 and placed Schaevitz UK into receivership in June 2002. Accordingly, Terraillon and Schaevitz UK are classified as discontinued operations in the consolidated financial results for all periods presented. The comparisons above exclude the results of these discontinued operations, except for "Loss from discontinued units," "Cumulative effect of accounting change, net of tax" and "Net income (loss)."

(2) Reflects the restatement of our financial statements for the three and nine months ended December 31, 2001. See "Restatement" and Note 3 to our consolidated financial results included in this Quarterly Report on Form 10-Q.


THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

The consolidated financial statements for the three months ended December 31, 2002 include the results of the ongoing operations of Measurement Specialties, Inc. As a result of our restructuring plan, we sold all of the outstanding stock of Terraillon in September 2002 and placed Schaevitz UK into receivership in

June 2002. Accordingly, Terraillon and Schaevitz UK are classified as discontinued operations in the consolidated financial results for all periods presented.

Net Sales. Net sales increased to $28,413 for the three months ended December 31, 2002 from $26,549 for the three months ended December 31, 2001.

Net sales of our Sensor business increased $1,259, or 10.2%, to $13,601 for the three months ended December 31, 2002 from $12,342 for the three months ended December 31, 2001.

Strong sales continued from our Microfused pressure product line resulting from increased demand across our OEM customer base. Sales of our MicroFused products in the automotive sector increased significantly due to the introduction of new customer platforms.

PiezoSensors sales more than doubled as compared to the third quarter of fiscal 2002. The increase was, in part, the result of higher sales across several of our core markets, including traffic sensors (used for vehicle classification, weight-in-motion, speed and red light enforcement) and sensors used in electronic utility meters. PiezoSensors' also fulfilled significant orders for a new health monitoring product in support of our customer's expanding product launch.

Sales for our IC Sensors product line declined as compared to the third quarter of fiscal 2002. One of our larger medical products customers substantially lowered its purchases in the third quarter of fiscal 2003, and also lowered its purchase forecast for the fourth quarter of fiscal 2003 and for fiscal 2004.

Schaevitz Sensors sales also declined. This decline is primarily the result of continued weakness in the capital equipment and power generation markets.

Net sales of our Consumer Products business increased $605, or 4.3%, to $14,812 for the three months ended December 31, 2002 from $14,207 for the three months ended December 31, 2001. Sales of bath scales and kitchen tools increased slightly, and sales of tire pressure gauges were flat as compared to the third quarter of fiscal 2002. Increased sales in the United States were partially offset by reduced European sales. Sales in Asia were flat as compared to the third quarter in fiscal 2002.

Gross Profit. Gross profit increased $2,820, or 35.3%, to $10,817 for the three months ended December 31, 2002 from $7,997 for the three months ended December 31, 2001. Gross margin increased to 38.1% for the three months ended December 31, 2002 from 30.1% for the three months ended December 31, 2001. Gross margin for our Sensor business increased to 44.7% for the three months ended December 31, 2002 from 38.1% for the three months ended December 31, 2001. The continued improvement of our Sensors margin is due to the transfer of additional production and materials sourcing to our lower cost China facility, the impact of prior period headcount reductions and the realization of benefits from our restructuring activities, including the sale of the IC Sensors wafer fab in July 2002 and the consolidation of facilities and business support activities into our Hampton, Virginia infrastructure. Gross margin for our Consumer Products business increased to 31.9% for the three months ended December 31, 2002 from 29.0% for the three months ended December 31, 2001. The margin related to our OEM sales increased to 26% for the third quarter of fiscal 2003 from 23% for the third quarter of fiscal 2002. The OEM margin for fiscal 2002 was negatively affected by higher costs associated with the introduction of new products in Europe. The margin on retail sales increased to 38.7% for the three months ended December 31, 2002 from 37% for the three months ended December 31, 2001.

Selling, General and Administrative. Selling, general and administrative expenses increased $1,316, or 17.6%, to $8,802 for the three months ended December 31, 2002 from $7,486 for the three months ended December 31, 2001. The increase was largely attributable to $2,837 in consulting and professional fees incurred during the third quarter of fiscal 2003, most of which was a result of defaults under our credit agreement, the restatement of our financial statements, the class action lawsuits and SEC investigation. These increases were partially offset by savings in payroll, facility and other expenses resulting from our cost reduction activities. In addition, selling, general and administrative costs for the fiscal quarter ended December 31, 2002 reflect a $450 reduction in our employee bonus accruals, and a $275 refund of property taxes.

Research and Development. Research and development costs decreased $1,140, or 72.5%, to $433 for the three months ended December 31, 2002 from $1,573 for the three months ended December 31, 2001. Customer-funded development decreased $425 to $14 for the three months ended December 31, 2002 from $439 for the three months ended December 31, 2001. On a net basis, research and development costs decreased $715, or 63.1%, to $419 for the three months ended December 31, 2002 from $1,134 for the three months ended December 31, 2001. The primary cause of the reduction in research and development spending and customer-funded development was the sale of the IC Sensors wafer fab in July 2002. We do not expect significant customer funded research and development for the remainder of fiscal 2003.

Interest Expense, Net. Net interest expense decreased $261, or 38.0%, to $425 for the three months ended December 31, 2002 from $686 for the three months ended December 31, 2001. Interest expense includes $304 associated with the issuance of warrants in connection with the $9,300 bridge loan from Castletop Capital L.P. (See Note 6 of the Notes to Condensed Consolidated Financial Statements included in this report). This decrease in interest expense is attributable to a $22,359 reduction in average debt outstanding from $31,691 in the three months ended December 31, 2001 to $9,332 in the three months ended December 31, 2002.

Income Taxes. We had pretax income for financial reporting purposes for the three months ended December 31, 2002, and have not provided an income tax provision relating to our domestic operations because we have available net operating loss carryforwards that may be applied to this income. A provision of $97 was recorded for our estimated foreign tax liability in excess of available foreign net operating loss carryforwards for the three months ended December 31, 2002. We recorded a tax benefit of $14 for the three months ended December 31, 2001 which relates to refundable income taxes.

Discontinued Operations. As a result of our restructuring plan, we sold all of the outstanding stock of Terraillon in September 2002 and placed Schaevitz UK into receivership in June 2002. Income from operation of discontinued units was $0 for the three months ended December 31, 2002, as compared to a loss of $660 for the three months ended December 31, 2001. Gain on disposition of discontinued units was $570 for the three months ended December 31, 2002, as compared to $0 for the three months ended December 31, 2001.

NINE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2001

The consolidated financial statements for the nine months ended December 31, 2002 include the results of the ongoing operations of Measurement Specialties, Inc. Terraillon and Schaevitz UK are classified as a discontinued operations in the consolidated financial results for all periods presented.

Net Sales. Net sales increased to $84,496 for the nine months ended December 31, 2002 from $76,085 for the nine months ended December 31, 2001.

Net sales of our Sensor business increased $2,277, or 6.0%, to $40,045 for the nine months ended December 31, 2002 from $37,768 for the nine months ended December 31, 2001. This increase was the result of the factors outlined above in the discussion of Sensor sales for the three months ended December 31, 2002.

Net sales of our Consumer Products business increased $6,134, or 16.0%, to $44,451 for the nine months ended December 31, 2002 from $38,317 for the nine months ended December 31, 2001. More than 20% of this sales improvement resulted from the liquidation of $1,315 of slow moving and obsolete inventory during the nine months ended December 31, 2002. Excluding this liquidation event, Consumer Products sales increased $4,819, or 12.6%, to $43,136 for the nine months ended December 31, 2002 as compared to the nine months ended December 31, 2001. The balance of the improved sales was mainly attributable to increased sales of bath scales, tire pressure gauges (due to heavy seasonal promotional activity), kitchen tools and distance measurement products.

Gross Profit. Gross profit increased $8,272, or 39.9%, to $29,024 for the nine months ended December 31, 2002 from $20,752 for the nine months ended December 31, 2001. Gross margin increased to 34.3% for the nine months ended December 31, 2002 from 27.3% for the nine months ended December 31, 2001. Gross margin for our Sensor business increased to 38.2% for the nine months ended December 31, 2002 from 29.5% for the nine months ended December 31, 2001. This margin improvement is the result of the factors outlined above in the discussion of gross margin for the three months ended December 31, 2002. Gross margin for our Consumer Products business increased to 30.9% for the nine months ended December 31, 2002 from 27.2% for the nine months ended December 31, 2001. Gross margins for the nine months ended December 31, 2001 reflect $1,322 in write-downs of slow moving and obsolete inventory to net realizable value. The write-down was primarily comprised of Park Zone inventory.

Selling, General and Administrative. Selling, general and administrative expenses increased $3,126, or 13.2%, to $26,756 for the nine months ended December 31, 2002 from $23,630 for the nine months ended December 31, 2001. The increase was primarily attributable to $7,257 in consulting and professional fees incurred in the nine months ended December 31, 2002, most of which was a result of defaults under our credit agreement, the restatement of financial statements, the class action lawsuits and SEC investigation. These increases were partially offset by savings in payroll, facility and other expenses resulting from our cost reduction activities. In addition, selling, general and administrative expenses for the fiscal quarter ended December 31, 2002 were offset by a $450 reduction in our employee bonus accruals and a $275 refund of property taxes.

Research and Development. Research and development costs decreased $2,571, or 56.3%, to $1,997 for the nine months ended December 31, 2002 from $4,568 for the nine months ended December 31, 2001. Customer-funded development decreased $978 to $360 for the nine months ended December 31, 2002 from $1,338 for the nine months ended December 31, 2001. On a net basis, research and development costs decreased $1,593, or 49.3%, to $1,637 for the nine months ended December 31, 2002 from $3,230 for the nine months ended December 31, 2001. The primary cause of the reduction in research and development spending and customer-funded development was the sale of the IC Sensors wafer fab in July 2002. We do not expect significant customer funded research and development for the remainder of fiscal 2003.

Interest Expense, Net. Net interest expense decreased $888, or 33.4%, to $1,770 for the nine months ended December 31, 2002 from $2,658 for the nine months ended December 31, 2001. Interest expense includes $304 associated with the issuance of warrants in connection with the $9,300 bridge loan from Castletop Capital L.P. (See Note 6 of the Notes to Condensed Consolidated Financial Statements included in this report). This decrease in interest expense is attributable to a $15,967 reduction in average debt outstanding from $34,686 in the nine months ended December 31, 2001 to $18,719 in the nine months ended December 31, 2002.

Income Taxes. We had a pretax loss for financial reporting purposes and have not provided a tax benefit for the nine months ended December 31, 2002. Recognition of a deferred tax benefit will require generation of future taxable income. A provision of $97 was recorded for our estimated foreign tax liability in excess of available foreign net operating loss carryforwards for the nine months ended December 31, 2002, since certain foreign entities generated income during the period. We recorded a tax benefit of $56 for the nine months ended December 31, 2001 which relates to refundable income taxes.

Discontinued Operations. As a result of our restructuring plan, we sold all of the outstanding stock of Terraillon in September 2002 and placed Schaevitz UK into receivership in June 2002. Loss from operation of discontinued units was $3,910 for the nine months ended December 31, 2002, as compared to $1,268 for the nine months ended December 31, 2001. Gain on disposition of discontinued units was $910 for the nine months ended December 31, 2002, as compared to $0 for the nine months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (accounts receivable plus inventory less accounts payable) increased by $3,084 from $15,014 as of March 31, 2002 to $18,098 as of December 31, 2002. The increase was attributable to an increase in accounts receivable of $2,341 from $12,220 at March 31, 2002 to $14,561 at December 31, 2002, a decrease in accounts payable of $1,460 from $13,232 at March 31, 2002 to $11,772 at December 31, 2002, and partially offset by a decrease in inventory of $717 from $16,026 at March 31, 2002 to $15,309 at December 31, 2002. Accounts
receivable increased as a result of seasonal increase in sales of our Consumer segment. The decrease in our accounts payable was primarily due to the cure of extended payables with our vendors and lower seasonal spending in the consumer business. The inventory decline is attributable to improved management of overall inventory levels, including the liquidation of certain slow moving finished goods inventory, and additional reserves for excess and slow-moving inventory in the Sensor segment. Included in accrued expenses and other current liabilities at December 31, 2002 is a $1,100 advance payment from a customer. Cash used by operating activities was $339 for the nine months ended December 31, 2002, as compared to a deficit of $6,058 for the same period last fiscal year. Capital spending decreased to $1,149 for the nine months ended December 31, 2002 from $4,690 for the nine months ended December 31, 2001. This decrease contributed to negative cash flow after capital expenditures of $1,488 for the nine months ended December 31, 2002 as compared to a negative cash flow of $10,748 for the nine months ended December 31, 2001. Capital spending in the nine months ended December 31, 2001 represented a large investment in our Shenzhen, China facility to prepare for the transfer of manufacturing from our domestic facilities to our China facility, as well as capital expenditures for our domestic sensor operations in Hampton, Virginia and Milpitas, California. Capital spending in the nine months ended December 31, 2002 was primarily used for maintenance and critical tooling. Other investing activities for the nine months ended December 31, 2002 provided $20,860, consisting of $3,300 in net proceeds from the sale of the IC Sensor wafer fab, $16,668 from the sale of Terraillon and $892 received from the receiver for Schaevitz UK. Financing activities for the nine months ended December 31, 2002 consumed $19,807, consisting primarily of the repayment of debt. For the nine months ended December 31, 2002, we had a deficit of $435 from continuing operations, used $1,246 in connection with discontinued operations and recognized $374 as a result of the effect of favorable exchange rates, resulting in a net decrease in cash of $1,307 as compared to March 31, 2002.

Revolving Credit Facility

On January 31, 2003, we entered into a $15 million revolving credit facility with Fleet Capital Corporation ("FCC"). The revolving credit facility is secured by a lien on substantially all of our assets. Interest accrues on the principal amount of our borrowings under this facility at a fluctuating rate per year equal to the lesser of FCC's prime rate for commercial loans plus one percent (subject to a two percent increase upon the occurrence of an event of default under the loan agreement) or the maximum rate permitted by applicable law. As of February 5, 2003, the interest rate applicable to borrowings under the revolving credit facility was 5.25 percent. The amount of borrowing available under the revolving credit facility is determined in accordance with a formula based on certain of our accounts receivable and inventory. The revolving credit facility expires on February 1, 2006. As of February 5, 2003, the Company had $4,618 of available cash. In addition, as of February 5, 2003, there was $6,899 in outstanding borrowings and the Company had the right to borrow an additional $2,123 under the revolving credit facility.

Our revolving credit agreement requires us to meet certain financial covenants during the term of the revolving credit facility. In addition to certain affirmative and negative covenants, which include a restriction on the payment of dividends, we are required to maintain a borrowing availability of at least $2,000 through the filing of our quarterly report on Form 10-Q for the three months ending June 30, 2003. In addition, beginning in the same fiscal quarter, we are required to keep a minimum fixed charge ratio of 1.0 to 1 at the end of each fiscal quarter. Fixed charge ratio is defined as operating cash flow, which is EBITDA (earnings before interest, taxes, depreciation and amortization) minus cash taxes paid and minus capital expenditures, divided by the sum of scheduled principle payments and interest expense during that period.

Bridge Loan

On October 31, 2002, we received a $9,300 bridge loan from Castletop Capital, L.P., a limited partnership controlled by Morton Topfer, Chairman of our Board of Directors. The proceeds from this loan were used to repay all our obligations under our previous term loan and revolving credit facility. The loan is evidenced by a Senior Secured Note originally due January 31, 2003 and does not include a revolving credit facility. Interest on the note initially accrued at a rate of 7% per annum (subject to a 2% increase upon the occurrence of an event of default under the note). Castletop Capital also received a warrant to purchase up to 297,228 shares of our common stock for an exercise price equal to the average closing price of our common stock on the American Stock Exchange for the first five trading days after October 31, 2002 ($1.64 per share). The warrant has a term of five years. The exercise price and number of shares subject to the warrant may be adjusted under certain circumstances.

The relative estimated fair value of the warrant of $452 was recorded as a debt discount, which is being charged to interest expense over the life of the debt. Interest expense associated with the warrant of $304 was recorded for the three months ended December 31, 2002.

Amendment to Bridge Loan

We used a portion of the proceeds from the revolving credit facility to reduce the principal amount outstanding under the bridge loan to $2,000. Also, in connection with the revolving credit facility transaction, the terms of the bridge loan were amended as follows:

      - The maturity date of the Castletop note was extended to January 31, 2005;

      - The non-default interest rate under the bridge loan was increased to 11%; and

      - The security interest and rights of Castletop under the bridge loan agreement were subordinated to those of FCC.

There were no amendments to the warrant issued as part of the bridge loan transaction.

Liquidity

At February 5, 2003, we had approximately $4,618 of available cash and $2,123 of borrowing capacity under our revolving credit facility. Our ongoing capital needs and other obligations, include the payment of:

      - substantial consulting and professional fees that are being incurred as the result of the class action lawsuits, SEC investigation and ongoing restructuring; and

      - any judgments, settlement payments or penalties arising from the class action lawsuit, SEC investigation or other matters described under "Legal Proceedings."

Our revolving credit facility may not be available or adequate to fund amounts, if any, to be paid in settlement of our pending legal proceedings. Under the terms of the credit agreement, we are prohibited from making any cash payment in settlement of any litigation unless, after giving effect to such payment and for a period of 30 consecutive days prior thereto, availability under the credit facility is not less than $1,500. Moreover, we are prohibited from making any cash payment in settlement of the class action lawsuit, the DeWelt litigation or the Hibernia litigation without the prior written consent of FCC. See "Legal Proceedings" below for a more complete discussion of our pending legal proceedings.

Our cash and amounts available under our revolving credit facility may not be sufficient to satisfy the obligations discussed above. If we are unable to satisfy these obligations, we may need to explore other fund raising alternatives, including the sale of assets or equity securities. No assurance, however, can be given that we will be able to successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to us, that they will enable us to satisfy our obligations or that such actions will be permitted under our credit agreement. Additionally, any sale of securities will dilute existing shareholders and may be at prices that are substantially lower than current market prices. If we are unable to satisfy our loss contingencies and do not obtain additional funds, we will likely be unable to continue operations, or we will be compelled to restructure our obligations in a bankruptcy proceeding under Title 11 of the United States Code.

Dividends

We have not declared cash dividends on our common equity. Additionally, the payment of dividends is prohibited under our credit agreement and bridge loan agreement. If permitted under applicable law and consented to by our lenders, we may, in the future, declare dividends under certain circumstances.

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

The majority of our net sales are priced in United States dollars. Our costs and expenses are priced in United States dollars, Hong Kong dollars and Chinese renminbi. Accordingly, the competitiveness of our products relative to products produced domestically (in foreign markets) may be affected by the performance of the United States dollar compared with that of our foreign customers' currencies. Additionally, we are exposed to the risk of foreign currency transaction and translation losses, which might result from adverse fluctuations in the values of the Hong Kong dollar and the Chinese renminbi. At December 31, 2002, we had net liabilities of $2,360 subject to fluctuations in the value of the Hong Kong dollar, and net assets of $13,327 subject to fluctuations in the value of the Chinese renminbi. At December 31, 2001, we had net liabilities of $4,147 subject to fluctuations in the value of the Hong Kong dollar, and net assets of $19,798 subject to fluctuations in the value of Chinese renminbi.At March 31, 2002, we had net liabilities of $3,700 subject to fluctuations in the value of the Hong Kong dollar, and the net assets of $10,900 subject to fluctuations in the value of Chinese renminbi.

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

See Note 7 of the Notes to condensed consolidated financial statements included in this report for a discussion of the elimination of certain of our foreign operations.

Interest on the revolving credit facility accrues on the principal amount of our borrowings under this facility at a fluctuating rate per year equal to the lesser of FCC's prime rate for commercial loans plus one percent (subject to a two percent increase upon the occurrence of an event of default under the loan agreement) or the maximum rate permitted by applicable law. Our results will be adversely affected by any increase in interest rates. For example, based on the current debt outstanding at February 5, 2003, an annual interest rate increase of 100 basis points would increase interest expense and thus decrease the Company's after tax profitability by $69. We do not hedge this interest rate exposure.

CAUTIONARY STATEMENT

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward looking statements may be identified by such words or phrases as "believe," "expect," "intend," "estimate," "anticipate," "project," "will," "may" and similar expressions. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. The forward-looking statements above are not guarantees of future performance and involve a number of risks and uncertainties. Factors that might cause actual results to differ materially from the expected results described in or underlying our forward-looking statements include:

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

      -     The continued decline in the European consumer products market;

      - The class action lawsuits filed against us and the pending SEC investigation; and

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

The company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2002. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are adequate, but that certain improvements to our internal controls are necessary to enable the company to record, process, summarize and report financial data in a more efficient manner.

We have made substantial improvements to our disclosure controls and procedures since the filing of our quarterly report on Form 10-Q for the three months ended September 30, 2002, including:

      - consolidation of the financial information for our domestic Sensor business onto one information technology platform and general ledger;

      - reassignment of the financial reporting responsibility from the corporate accounting level to the respective separate general managers and controllers of each of our business units;

      - implementation of consolidated financial and operational review procedures; and

      -     retention of additional qualified financial reporting personnel.

(b) Changes in internal controls.

We are in the process of implementing the following additional changes to our internal controls:

      - consolidation of the financial information for our China manufacturing facility onto one information technology platform and general ledger; and

      - development of a financial reporting system that consolidates the financial results in such a manner that serves both the external and internal reporting requirements of the Company.

We intend to continue to evaluate our internal disclosure controls and procedures and implement improvements as required.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(DOLLARS IN THOUSANDS)

CLASS ACTION LAWSUIT

On March 20, 2002, a class action lawsuit was filed on behalf of purchasers of Measurement Specialties, Inc.'s common stock in the United States District Court for the District of New Jersey against Measurement Specialties and certain present and former officers and directors. The complaint was subsequently amended to include the underwriters in the August 2001 public offering and our former auditors. The lawsuit alleges violations of the federal securities laws including, among other things, that the registration statement related to the our August 2001 public offering and the our periodic SEC filings misrepresented or omitted material facts and that certain of the our officers made false or misleading statements of material fact. The lawsuit seeks an unspecified award of money damages. After March 20, 2002, nine additional similar class actions were filed in the same court. The ten lawsuits have been consolidated into one case under the caption In re: Measurement Specialties, Inc. Securities Litigation, 02 Civ. No. 1071 (D.N.J.). Plaintiffs filed a Consolidated Amended Complaint on September 12, 2002. The underwriters have made a claim for indemnification under the underwriting agreement. The parties are currently briefing motions to dismiss the case.

We intend to defend the foregoing lawsuit vigorously, but cannot predict the outcome and are not currently able to evaluate the likelihood of success or the range of potential loss, if any. However, if we were to lose this lawsuit, judgment would likely have a material adverse effect on our consolidated financial position, results of operations and cash flows. Although we have Directors and Officers insurance policies that provide aggregate coverage of $10,000 for the period during which the claims were filed, our carrier has denied coverage for this matter. We intend to contest this position. No assurance, however, can be given that this insurance coverage will be available or adequate to cover losses, if any, arising out of this litigation. In addition, our credit agreement precludes us from making cash payment in settlement of this litigation without the prior consent of our lenders.

SEC INVESTIGATION

In February 2002, Measurement Specialties, Inc., contacted the staff of the SEC after discovering that our former Chief Financial Officer had made the misrepresentation to senior management, the Board and our auditors that a waiver of the covenant default under our credit agreement had been obtained when, in fact, the lenders had refused to grant such a waiver. Since February 2002, Measurement Specialties and a Special Committee formed by our Board of Directors have been cooperating with the staff of the SEC. In June 2002, the staff of the Division of Enforcement of the SEC informed us that it is conducting a formal investigation relating to matters reported in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2001. We cannot predict how long the SEC investigation will continue or its outcome.

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

Robert L. DeWelt v. Measurement Specialties, Inc. et al., United States District Court, District of New Jersey, Civil Action No. 02-CV-3431.

On July 17, 2002, Robert DeWelt, our former acting Chief Financial Officer and general manager of our Schaevitz Division, filed a lawsuit against Measurement Specialties, Inc. and certain of our officers and directors. Mr. DeWelt resigned on March 26, 2002 in disagreement with management's decision not to restate certain of our financial statements. See "Restatement" above for a discussion of Mr. DeWelt's resignation. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. We have filed a Motion to Dismiss this case. We intend to defend the foregoing lawsuit vigorously, but cannot predict the outcome and are not currently able to evaluate the likelihood of success or the range of potential loss, if any. In addition, our credit agreement precludes us from making cash payment in settlement of this litigation without the prior consent of our lenders.

Hibernia Litigation

On or about July 23, 2002, Hibernia Capital Partners I, ilp and Hibernia Capital Partners II, ilp filed a lawsuit against Measurement Specialties in the High Court of Dublin. The Plenary Summons states that plaintiffs seek a declaration that the plaintiffs entered into the share purchase agreement on June 7, 2001 for the sale of their shares in Terraillon Holdings Limited to Measurement Specialties as a result of an operative misrepresentation and misstatement. Plaintiffs further seek damages for misrepresentation and/or breach of contract and/or breach of warranty and costs of the proceedings. On August 9, 2002, we entered an Appearance, which is the equivalent of the acceptance of service of process. On August 22, 2002, plaintiffs filed a Statement of Claim, which is the equivalent of a complaint. We are still engaged in the initial pleadings process wherein plaintiffs' claims and our defenses will be set forth in detail. We intend to defend the foregoing lawsuit vigorously, but cannot predict the outcome and are not currently able to evaluate the likelihood of success or the range of potential loss, if any. In addition, our credit agreement precludes us from making cash payment in settlement of this litigation without the prior consent of our lenders.

Semex, Inc. vs. Measurement Specialties, Inc. and AMP Incorporated, Court of Common Pleas, Montgomery County, Pennsylvania.

On October 24, 2002, Semex, Inc. ("Semex") filed a lawsuit against Measurement Specialties, Inc. and Amp Incorporated alleging breaches of the lease for our former facility in the Valley Forge, Pennsylvania. We are the assignee of Amp Incorporated under the lease. The plaintiff alleges that we owe at least $770,166 for certain payment defaults under the lease. The plaintiff also seeks an unspecified amount of damages related to plaintiff's allegations of, among other things, damage to the property, failure to remove alterations and failure to conduct environmental testing. At this point in the litigation, we cannot predict its outcome.

Czarnek & Orkin Laboratories, Inc. v. TRW, Inc. and Measurement Specialties,
Inc.

Czarnek & Orkin Laboratories, Inc. ("Orkin") submitted a demand for arbitration with the American Arbitration Association on July 8, 2002. The demand indicates that Orkin is seeking approximately $2,000,000 in royalty revenue. At issue is a license agreement relating to the expected development and marketing of certain sensor technology. The arbitration is scheduled to be held during the week of February 10, 2003. At this point in the arbitration, we cannot predict its outcome.

From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In October 2002 and January 2003, we issued warrants to purchase an aggregate of 76,755 shares of our common stock to Corporate Revitalization Partners ("CRP") at an exercise price of $2.28 per share. These warrants were issued as part of a "success fee" as a result of the achievement of certain goals in connection with our restructuring program. Frank Guidone, a Managing Director of CRP, is our chief executive officer. The warrants were sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

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

10.27####   Agreement of Lease, commencing October 1, 2002, between Liberty
            Property Limited Partnership and Measurement Specialties, Inc.

10.28####   Sublease Agreement, dated August 1, 2002, between Quicksil, Inc. and
            Measurement Specialties, Inc.

10.29       Senior Secured Note and Warrant Purchase Agreement, dated as of
            October 31, 2002, by and among Castletop Capital, L.P.
            and Measurement Specialties, Inc. (including amendment thereto)

10.30       Loan and Security Agreement, dated January 31, 2003, by and among
            Fleet Capital Corporation, Measurement Specialties, Inc. and IC
            Sensors, Inc.

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

(B)  REPORTS ON FORM 8-K.

The following reports on Form 8-K were filed during the three months ended December 31, 2002:

On October 7, 2002, we filed a Current Report on Form 8-K pursuant to Item 2 (Acquisition or Disposition of Assets) to announce our sale of all of the outstanding stock of Terraillon Holdings Limited to Fukuda (Luxembourg) S.a.r.l. On December 13, 2002, we filed Amendment No. 1 to the 8-K referred to in the previous sentence to include unaudited condensed pro forma financial statements in accordance with Item 7 of Form 8-K.

On December 13, 2002, we filed a Current Report on Form 8-K pursuant to Item 5 (Other Events) to provide restated key financial information for each of the quarterly periods in the fiscal year ended March 31, 2001 and the first three quarters in the fiscal year ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MEASUREMENT SPECIALTIES, INC.
                                    (Registrant)



                                    /s/ John P. Hopkins
                                    -------------------------------------------
Date: February 12, 2003             John P. Hopkins
                                    Chief Financial Officer (authorized officer
                                    and principal financial officer)

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


Date: February 12, 2003                    /s/ Frank Guidone
                                           ------------------------------------
                                           Name:  Frank Guidone
                                           Title: Chief Executive Officer

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


Date: February 12, 2003                    /s/ John P. Hopkins
                                           ------------------------------------
                                           Name:  John P. Hopkins
                                           Title: Chief Financial Officer