Form 10-K
period 2003-03-31
MEASUREMENT SPECIALTIES INC
filed 2003-05-28
CIK 778734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 1-11906

                          MEASUREMENT SPECIALTIES, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              NEW JERSEY                                  22-2378738
     (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

       710 ROUTE 46 EAST, SUITE 206,                        07004
       FAIRFIELD,  NEW JERSEY                             (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE     (973) 808-3020

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

     At November 1, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $19.8 million based on the closing price of the registrant's common stock on November 1, 2002. Trading of the registrant's common stock on the American Stock Exchange was suspended from July 15, 2002 until November 1, 2002.

     At May 13, 2003, 11,922,958 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K, EXCEPT FOR ITEMS 14 AND 15 OF PART III WHICH ARE INCLUDED HEREIN, IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON SEPTEMBER 23, 2003, TO BE FILED BY THE REGISTRANT WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE FISCAL YEAR ENDED MARCH 31, 2003.

                              MEASUREMENT SPECIALTIES, INC.
                                        FORM 10-K
                                    TABLE OF CONTENTS
                                     MARCH 31, 2003

PART I
     ITEM 1.   BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
     ITEM 2.   PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
     ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . .  19
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . .  21

PART II

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS  22

     ITEM 6.   SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . . . .  24
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . .  24

     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . . . .  34
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . . . .  35
     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND . . .  35
                      FINANCIAL DISCLOSURE

PART III
     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . . . .  35
     ITEM 11.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . . .  35
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. . . .  36
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . . . .  36
     ITEM 14.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . .  36
     ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . . . . . . . . . .  37

PART IV
     ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K. . .  37

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  41

                                     PART I
ITEM 1.  BUSINESS

INTRODUCTION

     NOTE: AS MORE FULLY DESCRIBED BELOW UNDER "CHANGES TO OUR BUSINESS," WE DISCONTINUED CERTAIN OF OUR BUSINESSES AND SOLD ASSETS DURING THE FISCAL YEAR ENDED MARCH 31, 2003. EXCEPT AS OTHERWISE NOTED, THE DESCRIPTIONS OF OUR BUSINESS, RESULTS AND OPERATIONS CONTAINED IN THIS REPORT REFLECT ONLY OUR CONTINUING OPERATIONS.

     Measurement Specialties is a designer and manufacturer of sensors and sensor-based consumer products. We produce a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics, including pressure, motion, force, displacement, angle, flow, and distance. We have two businesses, a Sensor business and a Consumer Products business. We are a New Jersey corporation organized in 1981.

     Our Sensor business designs, manufactures, and markets sensors for original equipment manufacturer applications. These products include pressure sensors, custom microstructures, accelerometers, tilt/angle sensors, and displacement sensors for electronic, automotive, medical, military, and industrial applications. Our Sensor business customers include manufacturers such as Alaris Medical, Texas Instruments, the Allison Transmission Division of General Motors, St. Jude Medical, and Graco.

     Our Consumer Products business designs, manufactures and markets sensor-based consumer products. These products include bathroom and kitchen scales, tire pressure gauges, kitchen accessories and distance estimators. These products are typically based on application-specific integrated circuits, piezoresistive, and ultrasonic technologies. Our Consumer Products customers include retailers such as Bed Bath & Beyond, Linens 'n Things, Sears, Costco and Target, and European resellers such as Laica, Ole Bodtcher Hanson and Babyliss.

     Each of our businesses benefit from the same core technology base. Our advanced technologies include piezoresistive silicon sensors, application-specific integrated circuits, micro-electromechanical systems
(MEMS), piezoelectric polymers, foil strain gauges, force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, electromagnetic displacement sensors and ultrasonics. These technologies allow our sensors to operate precisely and cost effectively. We have a global operation with manufacturing, engineering, R&D facilities and sales offices located in North America, Europe and Asia. By functioning globally we have been able to enhance our applications engineering capabilities and increase our geographic proximity to our customers.

     Our strategy is to utilize our expertise in sensor technologies to target expanding market segments and develop new products and applications, thereby increasing demand for our sensors and sensor-based consumer products. Our global design teams support our production facilities and engineering resources in the United States and in China. By combining our manufacturing expertise with our core technology, we strive to provide our global customers with an advantageous price-value relationship.

OUR SENSORS

     The majority of our sensors are devices, sense elements and transducers that convert mechanical information into a proportionate electronic signal for display, processing, interpretation, or control. Sensors are essential to the accurate measurement, resolution, and display of pressure, motion, force, displacement, angle, flow, and distance. Our other Sensor products are transducers that convert an applied electrical signal into a mechanical motion corresponding to the amplitude and frequency of the electrical input.

MARKETS

     Sensor manufacturers are moving toward smart sensors that use digital intelligence to enhance measurement and control signals. The shift toward sensors utilizing digital signal processing technologies has enhanced applications in the automotive, medical, military, and consumer products markets. Examples of our sensor applications include:

     - automotive applications in braking, transmission, fuel pressure, diesel common rail pressure monitoring, security sensing, and onboard tire pressure monitoring;

     - industrial sensors for regulating flow in industrial paint sprayers and agricultural equipment, monitoring pressures in refrigeration and heating/ventilating/air conditioning compressors, controlling valves in process control and electrical power generation equipment and traffic monitoring, vehicle speed and red light enforcement:

     - medical sensors for invasive blood pressure measurement, drug infusion flow monitoring, electronic stethoscopes, vascular health diagnostics, sleep disorder sensing, and body activity feedback in heart pacemakers;

     - military applications, which continue to drive sensor development, with new systems requiring small, high performance sensors for smart systems such as navigation and weapons control systems, pressure monitoring, and collision avoidance systems; and

     - consumer products applications including the measurement of weight, distance, and movement, digitizing information for electronic white boards and pen input devices for laptops, acoustic devices for musical instruments and speakers, and imbalance sensors for appliances.

     In recent years, advances in microprocessor technology have fueled the demand for sensors. As microprocessors have become smaller, more powerful and less expensive, they have been incorporated into an increasing number of products and applications. The growth of sensors parallels the growth in microprocessors, which require sensors to deliver critical information. A number of factors affecting the growth in the sensor market include:

     - a strong increase in customer demand for low-cost, highly accurate measurement solutions;

     - the proliferation of silicon micromachining technology in micro-electromechanical systems (MEMS) devices as a low-cost alternatives to traditional technologies;

     - manufacturers' increased use of advanced technology to customize products with various features to meet customer demands; and

     - investment in research and development spending in order to introduce new products and expand applications for existing products.

TECHNOLOGY

     In the rapidly evolving markets for sensors and sensor-based consumer products, there is an increasing demand for technologies such as:

     Piezoresistive Technology. Piezoresistive materials, most often silicon, respond to changes in applied mechanical variables such as stress, strain, or pressure by changing electrical conductivity. Changes in electrical conductivity can be readily detected in circuits by changes in current with a constant applied voltage, or conversely by changes in voltage with a constant supplied current. Piezoresistive technology is widely used for the measurement of pressure, load and acceleration, and its use in these applications is expanding significantly.

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

     Piezoelectric Polymer Technology. Piezoelectric materials convert mechanical stress or strain into proportionate electrical energy, and conversely, these materials mechanically expand or contract when voltages of opposite polarities are applied. Piezoelectric polymer films are also pyroelectric, converting heat into electrical charge. These polymer films offer unique sensor design and performance because they are thin, flexible, inert, broadband, and relatively inexpensive. This technology is ideal for applications where the use of rigid sensors would not be possible or cost-effective.

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

     Force Balance Technology. A force-balanced accelerometer is a mass referenced device that under the application of tilt or linear acceleration, detects the resulting change in position of the internal mass by a position sensor and an error signal is produced. This error signal is passed to a servo amplifier and a current developed is fed back into a moving coil. This current is proportional to the applied tilt angle or applied linear acceleration and will balance the mass back to its original position. These devices are used in military and industrial applications where high accuracy is required.

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

     Linear Variable Differential Transformers (LVDT). An LVDT is an electromechanical sensor that produces an electrical signal proportional to the displacement of a separate movable core. LVDT's are widely used as measurement and control sensors wherever displacements of a few micro inches to several feet can be measured directly, or where mechanical input, such as force or pressure, can be converted into linear displacement. LVDT's are capable of extremely accurate and repeatable measurements in severe environments.

     Ultrasonic Technology. Ultrasonic sensors measure distance by calculating the time of flight between transmitting and receiving an acoustic signal that is inaudible to the human ear. This technology allows for the quick, easy, and accurate measurement of distances between two points without physical contact.

BUSINESS SEGMENTS

     Our financial results by business segment for the fiscal years ended March 31, 2003, 2002 and 2001 are presented in Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K.


PRODUCTS

     Sensors.     A summary of our Sensor business product offerings as of March
31, 2003 is presented in the following table:


     PRODUCT          TECHNOLOGY       BRAND NAME               APPLICATIONS
----------------  ------------------  ------------  --------------------------------------
Pressure Sensors  Micro-              IC Sensors    Disposable catheter blood pressure,
                  Electromechanical                 altimeter, dive tank pressure, process
                  Systems (MEMS)                    instrumentation, fluid level, and
                                                    intravenous drug administration
                                                    monitoring

------------------------------------------------------------------------------------------
                  Piezoresistive      microFused    Fertilizer and paint spraying, diesel
                                                    engine control, hydraulics, and
                                                    automotive power train

------------------------------------------------------------------------------------------
                  Strain Gauge        Schaevitz     Instrumentation-grade aerospace and
                                                    weapon control systems, deep-sea
                                                    well head pressure, ship cargo level,
                                                    and steel mills

------------------------------------------------------------------------------------------
Accelerometers    Piezoelectric       PiezoSensors  Transportation shipment monitoring,
                  Polymer                           audio speaker feedback, appliance
                                                    imbalance and consumer
                                                    exercise monitoring

------------------------------------------------------------------------------------------
                  Micro-              IC Sensors    Traffic alert and collision avoidance
                  Electromechanical                 systems, railroad, tilt, and
                  Systems (MEMS)                    instrumentation

------------------------------------------------------------------------------------------
                  Force Balance       Schaevitz     Aerospace, weapon fire control,
                                                    inertial navigation, angle, and tilt

------------------------------------------------------------------------------------------
Rotary            Linear and Rotary   Schaevitz     Aerospace, machine control systems,
Displacement      Variable                          knitting machines, industrial process
Sensors           Displacement                      control, and hydraulic actuators
                  Transducer


------------------------------------------------------------------------------------------
Tilt/Angle        Fluid Capacitive    Schaevitz     Tire balancing, heavy equipment level
Sensors                                             measurement, and consumer
                                                    electronic level measurement

------------------------------------------------------------------------------------------
Traffic Sensors   Piezoelectric       PiezoSensors  Traffic survey, speed and red light
                  Polymer                           enforcement, toll, and in-motion
                                                    vehicle weight measurement

------------------------------------------------------------------------------------------
Custom Piezofilm  Piezoelectric       PiezoSensors  Medical diagnostics, ultrasound,
Sensors           Polymer                           consumer electronic, electronic
                                                    stethoscope, and sonar

------------------------------------------------------------------------------------------
Custom            Micro-              IC Sensors    Atomic force microscopes, optical
Microstructures   Electromechanical                 switching, hydrogen and humidity
                  Systems (MEMS)                    sensors


     Consumer Products. A summary of our sensor-based consumer products as of March 31, 2003 is presented in the following table:


   PRODUCT       TECHNOLOGY      BRAND NAMES*    TYPES OF PRODUCTS   PRICE RANGE
-------------  ---------------  ---------------  ------------------  ------------
Scales         Piezoresistive,  Thinner,         Bathroom Scales     $ 5.00-45.00
               Application      Health-o-meter,
               Specific         Laica,
               Integrated       Salter, and
               Circuits         Babyliss
                                                 Kitchen Scales      $ 3.00-25.00

                                Royal            Postal Scales       $ 8.00-11.00
---------------------------------------------------------------------------------
Tire Pressure  Piezoresistive   Accutire         Digital and         $ 0.50-15.00
Gauges                                           Mechanical Tire
                                                 Pressure Gauges

---------------------------------------------------------------------------------
Distance       Ultrasonic       Accutape         Interior Distance   $13.00-22.00
Measurement                                      Estimator
Products

                                Park-Zone        Distance Estimator  $10.00-25.00
                                                 for Parking

---------------------------------------------------------------------------------
Kitchen Tools                   Dalla Piazza     Kitchen Tools       $ 1.75-45.00

* Health-o-Meter, Laica, Salter, Babyliss, Royal, and Dalla Piazza are trademarks, trade names, or service marks of our customers and are not owned by us.

CUSTOMERS

     We sell our sensor products throughout the world. Our Sensor business designs, manufactures, and markets sensors for original equipment manufacturer applications. Our extensive customer base consists of manufacturers of electronic, automotive, medical, military, and industrial products. None of our Sensor business customers accounted for more than 10% of our net sales during the last three fiscal years. Our key Sensor customers include:

     -  Alaris Medical    -  Allison Transmission   -  Ingersol Rand
     -  Argon Medical     -  Badger Meter           -  Component Distributor
     -  Graco             -  St. Jude Medical       -  Texas Instruments

     Our Consumer Products business customers are primarily retailers, resellers, or manufacturers of consumer products in the United States and Europe. No Consumer Products customer accounted for more than 10% of net sales in the fiscal year ended March 31, 2003. Previously, we had two Consumer Products customers who accounted for more than 10% of net sales, Korona

Haushaltswaren GmbH (Korona), a German distributor of diversified housewares, and Sunbeam Corp. (Health and Safety Division), a United States manufacturer and distributor of housewares.

     Korona was acquired in August 2000 by an Asian manufacturer of scales and other electronic products that is competitor of ours. Korona accounted for 0.4%, 7.2%, and 10.5% of net sales, or $0.4 million, $7.0 million, and $10.2 million, for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

     Sales to Sunbeam accounted for 7.9%, 7.9%, and 10.5% of net sales, or $8.5 million, $7.6 million, and $10.2 million, for the fiscal years ended March 31,
2003, 2002 and 2001, respectively.

     Other key Consumer Products customers include:

     -  Bed Bath & Beyond      -  Beurer       -  Brookstone
     -  Costco                 -  Laica        -  Linens 'n Things
     -  Ole Bodtcher Hanson    -  Sam's Club   -  Sears
     -  Target

SALES AND DISTRIBUTION

     We sell our sensor products through a combination of experienced direct sales engineers and generally exclusive sales relationships with outside sales representatives throughout the world. Our engineering teams work directly with our global customers to tailor our sensors to meet their specific application requirements.

     Our sensor-based consumer products are sold and marketed under our own brand names as well as brand names of our original equipment manufacturer customers. We have the flexibility of selling our sensor-based consumer products directly to retailers, to resellers, and to manufacturers of consumer products.

     We sell our products primarily in North America and Western Europe. The growing Asian market is a significant target of opportunity for our business. International sales accounted for 24.0% of net sales of our business for the fiscal year ended March 31, 2003, 27.9% of net sales of our business for the fiscal year ended March 31, 2002, and 31.9% of net sales of our business for the fiscal year ended March 31, 2001.

SUPPLIERS

     We rely on contract manufacturers for a significant portion of our consumer-finished products. The majority of our sensor-based consumer products are assembled by a single contract manufacturer located in China. We utilize alternative manufacturers located in China to assemble additional sensor-based consumer products. We procure components and finished products as needed, through purchase orders, and do not have long-term contracts with any of our suppliers. We believe that the components we utilize could be obtained from alternative sources, or that our products could be redesigned to use alternative suppliers' components, if necessary.

RESEARCH AND DEVELOPMENT

     Our research and development efforts are focused on expanding our core technologies, improving our existing products, developing new products, and designing custom sensors for specific customer applications. Our gross research and development expenses, including customer funded projects, were $3.6 million, or 3.3% of net sales, for the fiscal year ended March 31, 2003,$6.9 million, or 7.1% of net sales, for the fiscal year ended March 31, 2002, $5.7 million, or 5.9% of net sales, for the fiscal year ended March 31, 2001. Research and development expenses for our Sensor business were $3.0 million, or 5.7% of net sales of our Sensor business, for the fiscal year ended March 31, 2003, $6.2 million, or 12.9% of net sales of our Sensor business, for the fiscal year ended March 31, 2002, and $5.1 million, or 11.6% net sales of our Sensor business, for the fiscal year ended March 31, 2001. Research and development expenses in the Consumer Products business, which are historically lower than Sensor business research and development expenses, were $0.6 million, or 1.1% of net sales of our Consumer Products business, for the fiscal year ended March 31, 2003, $0.7 million, or 1.5% of net sales of our Consumer Products business, for the fiscal year ended March 31, 2002, and $0.6 million, or 1.3% net sales of our Consumer Products business, for the fiscal year ended March 31, 2001.

     To maintain and improve our competitive position, our research, design, and engineering teams work directly with customers to design custom sensors for specific applications. For certain programs we receive funding from customers for new product development, including $0.4 million for the fiscal year ended March 31, 2003, $1.8 million for the fiscal year ended March 31, 2002, and $4.1
million for the fiscal year ended March 31, 2001.   The primary cause of the
reduction in customer-funded development was the sale of the IC Sensors wafer fab in July 2002. See Note 7 to the consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the sale of the IC Sensors wafer fab.

COMPETITION

     The global market for sensors includes many diverse products and technologies and is highly fragmented and subject to low to moderate pricing pressures.

     MSI piezoresistive, MEMS and microFused pressure sensing technologies compete directly within the largest and fastest growing segments in the global market for industrial pressure sensors. Most of our Sensor business competitors are small companies or divisions of large corporations such as Emerson, Motorola, Siemens, General Electric and Honeywell. The principal elements of competition in the sensor market are production capabilities, price, quality, service, and the ability to design unique applications to meet specific customer needs.

     The market for sensor-based consumer products is characterized by frequent introductions of competitive products and moderate to high pricing pressures. Recently, a number of brand name scale companies have been acquired by larger brand name companies or by Asian original equipment manufacturers. Some of our largest Consumer Products customers are also our competitors, such as Sunbeam and Bonso Electronics International (which acquired Korona). The principal elements of competition in the sensor-based consumer products market are price, quality, and the ability to introduce new and innovative products.

     Although we believe that we compete favorably in our Sensor and Consumer Products businesses, new product introductions by our competitors could cause a decline in sales or loss of market acceptance for our existing products. If competitors introduce more technologically advanced products, the demand for our products would likely be reduced.

INTELLECTUAL PROPERTY

     We rely in part on patents to protect our intellectual property. We own 60 United States utility patents, 37 United States design patents, and 23 foreign patents to protect our rights in certain applications of our core technology.
We have 18 United States patent applications pending, including provisionals. These patent applications may never result in issued patents. Even if these applications issue as patents, taken together with our existing patents, they may not be sufficiently broad to protect our proprietary rights, or they may prove unenforceable. We have not, however, obtained patents for all of our innovations, nor do we plan to do so.

     We also rely on a combination of copyrights, trademarks, service marks, trade secret laws, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. In addition, we seek to protect our proprietary information by using confidentiality agreements with certain employees, consultants, advisors, customers, and others. We cannot be certain that these agreements will adequately protect our proprietary rights in the event of any unauthorized use or disclosure, that our employees, consultants, advisors, customers, or others will maintain the confidentiality of such proprietary information, or that our competitors will not otherwise learn about or independently develop such proprietary information.

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

FOREIGN OPERATIONS

     We manufacture the majority of our sensor products, and most of our sensor subassemblies used in our consumer products, in leased premises located in Shenzhen, China. Sensors are also manufactured at our U.S. facilities in Hampton, VA and San Jose, CA. Additionally, certain key management, sales and support activities are conducted at leased premises in Hong Kong. Substantially all our consumer products are assembled in China, primarily by a single supplier, River Display, Ltd. ("RDL"), although we are utilizing alternative Chinese assemblers. There are no agreements, which would require us to make minimum payments to RDL, nor is RDL obligated to maintain capacity available for our benefit, though we account for a significant portion of RDL's revenues. Additionally, most of our products contain key components that are obtained from a limited number of sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond our control, including political and other uncertainties regarding Hong Kong and China.

     The Chinese government has continued to pursue economic reforms hospitable to foreign investment and free enterprise, although the continuation and success of these efforts is not assured. Our operations could be adversely affected by changes in Chinese laws and regulations, including those relating to taxation and currency exchange controls, by the imposition of economic austerity measures intended to reduce inflation, and by social and political unrest. China became a member of World Trade Organization (WTO) on December 11, 2001. Such membership requires China and each other member of the WTO to grant one another reciprocal

"Normal Trade Relations" (NTR) status (formerly known as Most Favored Nation). Accordingly, China's preferred trading status with the United States (and other WTO members) is no longer subject to annual review and Chinese goods exported to the United States are subject to a low tariff and receive other favorable treatment.

     The continued stability of political, legal, economic or other conditions in Hong Kong cannot be assured. No treaty exists between Hong Kong and the United States providing for the reciprocal enforcement of foreign judgments. Accordingly, Hong Kong courts may not enforce judgments predicated on the laws of the United States, whether arising from actions brought in the United States or, if permitted, in Hong Kong.

     Most of our revenues are priced in United States dollars. Most of our costs and expenses are priced in United States dollars, Chinese renminbi and Hong Kong dollars. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the United States dollar compared with that of our foreign customers' currencies. United States sales were $82.0 million, $69.8 million and $66.1 million, or 76.0%, 72.1%, and 68.1% of net sales, for the fiscal years ended March 31, 2003, 2002, and 2001, respectively. Foreign sales were $25.9 million, $27.0 million and $30.9 million, or 24.0%, 27.9%, and 31.9% of net sales, for the fiscal years ended March 31, 2003, 2002, and 2001, respectively. While limited, we are exposed to foreign currency transaction and translation losses, which might result from adverse fluctuations in the value of the Hong Kong dollar and Chinese renminbi.

     At March 31, 2003, we had net assets of $7.7 million in the United States. At March 31, 2003, we had net liabilities of $2.0 million subject to fluctuations in the value of the Hong Kong dollar and net assets of $13.7 million subject to fluctuations in the value of the Chinese renminbi.

     There can be no assurance that these currencies will remain stable or will fluctuate to our benefit. To manage our exposure to potential foreign currency, transaction and translation risks, we may purchase currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices. However, to date we have not done so.


EMPLOYEES

     As of March 31, 2003, we employed 1,463 persons, including 187 employees in the United States, 3 employees in the United Kingdom, 1,267 employees in Shenzhen, China, and 6 employees in Hong Kong, China.

     As of March 31, 2003, 853 employees were engaged in manufacturing, 500 were engaged in administration, 39 were engaged in sales and marketing and 71 were engaged in research and development.

     Our employees are not covered by collective bargaining agreements.


ENVIRONMENTAL MATTERS

     We are subject to comprehensive and changing foreign, federal, state, and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. We believe that we are in compliance with current environmental requirements. Nevertheless, we use hazardous substances in our operations and, as is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties, we may be held liable and may be required to pay the cost of remedying the condition. The amount of any resulting liability could be material.

BACKLOG

     At March 31, 2003, our backlog of unfilled orders was approximately $31.8 million. At March 31, 2002, our backlog of unfilled orders was approximately $29.2 million. We include in backlog orders that have been accepted from customers that have not been filled or shipped and have a scheduled release date. All orders are subject to modification or cancellation by the customer with limited charges. We believe that backlog may not be indicative of actual sales for the current fiscal year or any succeeding period.

SEASONALITY

     Our Consumer Products sales are seasonal, with highest sales during the second and third fiscal quarters. There is no significant seasonality to our Sensor sales.

RESTATEMENT

          Background - Examination of Inventory Valuation; Capitalized Overhead Calculations

     In August 2001, we determined that the implementation of a more comprehensive and standardized cost accounting system was necessary as a result of the expansion of our company through recent acquisitions, and we hired an experienced cost accountant, Robert DeWelt, to, among other things, implement this system. This process included updating standard inventory costs at two of our locations. After review and analysis, management, in November 2001, completed the update of standard costs for these two locations and revised the estimated capitalized overhead calculations used in valuing the inventory at such locations, but concluded that a more complete analysis, including an examination of inventory valuation at our other locations, was necessary. The review process also raised questions regarding the appropriateness of our inventory costing methodology.

     After the termination of our Chief Financial Officer in February 2002, we briefly retained Pricewaterhouse Coopers (PWC) as a consultant with regard to the appropriateness of our inventory costing methodology, including specifically the methodology used in allocating fixed manufacturing expenses to inventory and cost of sales. PWC was not engaged to, nor did they, reach a conclusion or render any type of opinion regarding this matter. Additionally, because of PWC's limited role, they were not involved in our final resolution of this issue.

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

          Initial Decision Not to Restate Financial Statements for Periods Prior to December 31, 2001.

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

     We determined that these errors in our valuation of inventory were of a sufficient magnitude to require restatement. Accordingly, we restated our previously issued financial statements for the fiscal year ended March 31, 2001 and our previously issued selected financial information for each of the quarterly periods in the fiscal year ended March 31, 2001 and the first three quarters in the fiscal year ended March 31, 2002. See Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion regarding the restatement. The effect of the restatement was an increase in cost of goods sold of $8.2 million for the fiscal year ended March 31, 2001. During the course of our review, we did not identify errors of a significant magnitude to require restatement of periods ending prior to April 1, 2000.

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

     We also identified certain errors within the quarterly results previously reported for each of the quarters in the fiscal year ended March 31, 2001 and for the first three quarters of the fiscal year ended March 31, 2002. These errors were corrected in a form 8-k filing and quarterly information for the year ended March 31, 2002 is included in the summary of quarterly financial information contained in Note 19 to the consolidated financial statements included in this Annual Report on Form 10-K.

     Summary of Effects of Restatement. The following is a summary of the significant effects of the restatement discussed above:


                                                        FISCAL YEAR ENDED MARCH 31, 2001
                                                   -----------------------------------------
                                                                              AS RESTATED,
                                                                              ADJUSTED FOR
Dollars in thousands,                               PREVIOUSLY       AS       DISCONTINUED
   except per share amounts                          REPORTED     RESTATED   OPERATIONS (1)
                                                   -------------  ---------  ---------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
  Sales                                            $     103,095  $ 101,975  $       97,033
  Cost of goods sold                                      58,782     66,938          62,849
  Gross profit                                            44,313     35,037          34,184
  Selling, general and administrative                     29,232     29,541          27,420
  Income from continuing operations
    before income taxes and cumulative
    effect of accounting change                           11,790      2,205           3,470
  Provision for income taxes                               2,829      1,008           1,008
  Income from continuing operations
    before cumulative effect of accounting change          8,961      1,197           2,462
  Income from operations of discontinued units                 -          -          (1,265)
  Income before cumulative effect of
    accounting change                                      8,961      1,197           1,197
  Cumulative effect of accounting change, net
    of taxes                                                   -          -
  Net Income                                               8,961      1,197           1,197
  Income per common share:
    Basic                                                   1.10       0.15            0.15
    Diluted                                                 0.99       0.13            0.13

     (1)The consolidated financial statements for the fiscal years ended March 31, 2003, 2002 and 2001 include only the results of our ongoing operations. Accordingly, Terraillon and Schaevitz UK are classified as discontinued operations in the consolidated financial results for all periods presented. See "Recent Changes in Our Business" below.

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


FORWARD-LOOKING STATEMENTS

     This report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward looking statements may be identified by such words or phrases as "believe," "expect," "intend," "estimate," "anticipate," "project," "will," "may" and similar expressions. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. The forward-looking statements above are not guarantees of future performance and involve a number of risks and uncertainties. Factors that might cause actual results to differ materially from the expected results described in or underlying our forward-looking statements include:

     -    Conditions in the general economy and in the markets served by us;
     - Competitive factors, such as price pressures and the potential emergence of rival technologies;
     - Interruptions of suppliers' operations or the refusal of our suppliers to provide us with component materials;
     - Timely development and market acceptance, and warranty performance of new products;
     - Changes in product mix, costs, yields and fluctuations in foreign currency exchange rates;
     -    Uncertainties related to doing business in Hong Kong and China;
     -    The continued decline in the European consumer products market;
     -    A decline in the United States consumer products market;
     - The class action lawsuit filed against us, the pending SEC investigation and other legal proceedings described below under "Item 3 - Legal Proceedings"; and
     -    The risk factors listed from time to time in our SEC reports.

This list is not exhaustive. Except as required under federal securities laws and the rules and regulations promulgated by the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Annual Report on Form 10-K, whether as a result of new information, future events, changes in assumptions or otherwise.


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

OUR CASH AND AMOUNTS AVAILABLE UNDER OUR REVOLVING CREDIT FACILITY MAY NOT BE SUFFICIENT TO SATISFY OUR FUTURE REQUIREMENTS. OUR AUDITORS HAVE EXPRESSED UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     The company has incurred net losses of $ 9.1 million and $ 29.0 million for the fiscal years ended March 31, 2003 and 2002, respectively. During this period, we have incurred significant expenses for professional fees related to our restructuring and pending litigation, certain of which are likely to continue, in somewhat reduced amounts, for the foreseeable future.

     We are currently the defendant in several pending lawsuits, including a securities class action lawsuit. We are also the subject of a formal investigation being conducted by the Division of Enforcement of the United States Securities and Exchange Commission. We may incur significant liabilities as a result of these pending legal proceedings which are described below in "Item 3- Legal Proceedings" and in Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K.

     Our revolving credit facility may not be available or adequate to fund operations and losses, if any, capital expenditures or the amounts, if any, to be paid in settlement of, or for judgments related to, our pending legal proceedings. Under the terms of our credit agreement, we are prohibited from making any cash payment in settlement of any litigation unless, after giving effect to such payment and for a period of 30 consecutive days prior thereto, availability under the credit facility is not less than $1.5 million. Moreover, we are prohibited from making any cash payment in settlement of the class action lawsuit, the DeWelt litigation or the Hibernia litigation without the prior written consent of the lender under our revolving credit facility.

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

     As a result of the matters described in the preceding paragraphs, the Report of Independent Certified Public Accountants on our consolidated financial statements includes a paragraph indicating that these factors raise substantial doubt about our ability to continue as a going concern. The financial statements that accompany this report do not include any adjustments that might be necessary if we are unable to continue as a going concern.


IF WE DO NOT DEVELOP AND INTRODUCE NEW PRODUCTS IN A TIMELY MANNER, WE MAY NOT BE ABLE TO MEET THE NEEDS OF OUR CUSTOMERS AND OUR NET SALES MAY DECLINE.

     Our success depends upon our ability to develop and introduce new sensor products, sensor-based consumer products, and product line extensions. If we are unable to develop or acquire new products in a timely manner, our net sales will suffer. The development of new products involves highly complex processes, and at times we have experienced delays in the introduction of new products. Since many of our sensor products are designed for specific applications, we must frequently develop new products jointly with our customers. We are dependent on the ability of our customers to successfully develop, manufacture, and market products that include our sensors. Successful product development and introduction of new products depends on a number of factors, including the following:

     -    accurate product specification;

     -    timely completion of design;

     -    achievement of manufacturing yields;

     -    timely and cost-effective production; and

     -    effective marketing.

WE HAVE SUBSTANTIAL NET SALES AND OPERATIONS OUTSIDE OF THE UNITED STATES, INCLUDING SIGNIFICANT OPERATIONS IN CHINA, THAT EXPOSE US TO INTERNATIONAL RISKS.

     Our international operations accounted for approximately 34.2% of our net sales in the fiscal year ended March 31, 2003 and 34.1% of our net sales in the fiscal year ended March 31, 2002. At March 31, 2003, our foreign subsidiaries' total assets aggregated $20.5 million, $4.9 million was in Hong Kong and $15.6 million was in China. We are subject to the risks of foreign currency transaction and translation losses, which might result from fluctuations in the values of the Chinese renminbi and the Hong Kong dollar. At March 31, 2003, we had net liabilities of $2.0 million subject to possible fluctuations in the value of the Hong Kong dollar and net assets of $13.7 million subject to fluctuations in the value of the Chinese renminbi. Our foreign subsidiaries' operations reflect intercompany transfers of costs and expenses, including interest on intercompany trade receivables, at amounts established by us.

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

     - delays or cancellation of production and delivery of our products due to the logistics of international shipping, which could damage our relationships with our customers; and

     - the current outbreak of SARS and the associated risks to our operations in China and Hong Kong.

COMPETITION IN THE MARKETS WE SERVE IS INTENSE AND COULD REDUCE OUR NET SALES AND HARM OUR BUSINESS.

     Our Sensor business is characterized by highly fragmented markets and high levels of competition. Despite recent consolidations, including the acquisition of several smaller competitors of ours by larger competitors like General Electric, Honeywell, and Danaher Corporation, the sensor industry remains highly
fragmented.   The Consumer Products business is also highly competitive and is becoming more competitive as a result of the emergence of new scale manufacturers and enhanced product lines from existing competitors. Competitors in our Consumer Products business include some customers for whom we manufacture products. We cannot assure that our original equipment manufacturer customers, who are also competitors, will not develop their own production capability or locate alternative sources of supply, and discontinue purchasing products from us. In addition, the barriers to entry are being reduced in the scale industry due to the emergence of low cost, commercially available electronics and load cells. Some of our competitors and potential competitors may have a number of significant advantages over us, including:

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

     Historically, a relatively small number of customers have accounted for a significant portion of our net sales. For the fiscal year ended March 31, 2003, the five largest customers of our Consumer Products business represented 44.9% of net sales for that business and 23.2% of our net sales, and the five largest customers of our Sensor business represented 27.3% of net sales for that
business and 10.8% of our net sales.   No customer accounted for more than 10%
of our net sales for the fiscal year ended March 31, 2003. Because we have no long-term volume purchase commitments from any of our significant customers, we cannot be certain that our current order volume can be sustained or increased. The loss of or decrease in orders from any major customer could significantly reduce our net sales and profitability.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS TO DELIVER KEY COMPONENTS AND FINISHED PRODUCTS, WHICH MAY AFFECT OUR ABILITY TO MEET THE NEEDS OF OUR CUSTOMERS, RESULTING IN THE LOSS OF SALES AND CUSTOMERS.

     We rely on contract manufacturers for a significant portion of our consumer finished products. Our principal supplier is located in China and assembles the majority of our consumer products, using proprietary subassemblies provided by us and other components purchased from third parties. We procure components and finished products, as needed, through purchase orders. We do not have a guaranteed level of production capacity or any long-term contracts with any of our suppliers other than Silicon Microstructures, Inc. (a wholly owned subsidiary of Elmos Semiconductor, AG) with whom we have a long term silicon wafer supply agreement as an outcome of their acquisition of the IC Sensors wafer fab in August 2002. These suppliers could choose to allocate production capacity toward their other customers. If delivery delays or supply shortages of certain key components develop, we may experience an interruption in production or we may be forced to adjust our product designs and production schedules until we locate alternative sources of supply. If we lose one or more of our sources of supply and/or assembly, and we are not able to replace that source in a timely manner, we may be unable to meet the needs of our customers, resulting in a loss of net sales and jeopardizing our customer relationships.



RECENT OUTBREAK OF SEVERE ACUTE RESPIRATORY SYNDROME (SARS) COULD ADVERSELY EFFECT OUR OPERATIONS IN ASIA

     SARS is a new respiratory illness that has recently been reported in Asia, North America, and Europe. The disease produces flu-like symptoms, and has an approximately 8% mortality rate. According to the World Health Organization
(WHO), as of May 13, 2003, there were approximately 7,548 reported SARS cases worldwide resulting in approximately 573 deaths, with more than half of the reported cases concentrated in China and Hong Kong. The current infection control practice is to manage exposure to infected or potentially infected individuals by isolation or quarantine. If our employees in Asia or the employees of our principal supplier in China were to contract the SARS virus (resulting in isolation or quarantine), we could experience delivery delays,
supply shortages, or production interruptions.   The majority of our Shenzhen,
China employees live in dormitory-style housing arrangements which would make it difficult to restrict the spread of airborne pathogens. In addition, one of our employees lives in a building in Hong Kong, in which, according to media reports, SARS is believed to have been spread through the plumbing system.
As of May 13, 2003, none of our employees have been diagnosed with SARS. To mitigate this risk, we have established a special task force to implement and monitor a comprehensive prevention strategy, including providing education and training to our employees to enhance awareness of the disease, promoting careful and frequent hand hygiene, monitoring of temperature/wellness, routine use of personal protective equipment, limiting travel and direct contact to the region, and establishing a special reporting and communication system.


OUR EXECUTIVE OFFICERS AND OTHER KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO RETAIN THEM.

     Our success will depend to a significant extent on the continued service of our executive officers and other key employees, including key sales, technical, and marketing personnel. If we lose the services of one or more of our executives or key employees, our business and ability to implement our business objectives successfully could be harmed, particularly if one or more of our executives or key employees decided to join a competitor or otherwise compete directly or indirectly with us. We do not have key person life insurance on, and generally do not have non-compete agreements with, any of our executives.


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

     We have adopted transfer pricing procedures with our subsidiaries located in the United States, Hong Kong and China to regulate intercompany transfers. Our procedures call for the transfer of goods, services, or intellectual property from one company to a related company at prices that the related parties believe are arm's length. We have established these procedures due to the fact that some of our assets, such as intellectual property developed in the
United States, are transferred among our affiliated companies.   We have
determined transfer prices that we believe are the same as the prices that would be charged by unrelated parties dealing with each other at arm's length. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these agreements or require changes to our transfer pricing practices, we could become subject to higher taxes and our earnings would be adversely affected. We believe that we operate in compliance with all applicable transfer pricing laws in these jurisdictions. However, there can be no assurance that we will continue to be found to be operating in compliance with transfer pricing laws, or that such laws will not be modified, which, as a result, may require changes to our transfer pricing practices or operating procedures. Any determination of income reallocation or modification of transfer pricing laws can result in an income tax assessment of the portion of income deemed to be derived from the United States or other taxing jurisdiction.

DEFECTS IN OUR PRODUCTS COULD IMPAIR OUR ABILITY TO SELL OUR PRODUCTS OR COULD RESULT IN LITIGATION AND OTHER SIGNIFICANT COSTS.

     Detection of any significant defects in our products may result in, among other things, delay in time-to-market, loss of market acceptance and sales of our products, diversion of development resources, injury to our reputation, or increased warranty costs. Because our products are complex, they may contain defects that cannot be detected prior to shipment. These defects could harm our reputation, which could result in significant costs to us and could impair our ability to sell our products. The costs we may incur in correcting any product defects may be substantial and could decrease our profit margins. Since our products are used in applications that are integral to our customers' businesses, errors, defects, or other performance problems could result in financial or other damages to our customers. Product liability litigation, even if we are successful, would be time consuming and costly to defend. Our product liability insurance may not be available or adequate to cover claims.

RISKS RELATED TO OUR INDUSTRIES


OUR CONSUMER PRODUCTS SALES  MAY BE REDUCED BY DOWNTURNS IN THE RETAIL ECONOMY.

     Historically, a significant portion of our net sales have been sales of consumer products to retail merchants such as Sears, Sam's Club, and Bed Bath & Beyond. In addition, many of our other customers, such as Sunbeam, sell to retail merchants. Accordingly, a downturn in the retail economy could adversely affect our sales and results of operations.

     SUBSTANTIAL PRODUCT RETURNS COULD ADVERSELY AFFECT OUR RESULTS OF
OPERATIONS.

Certain consumer products may be sold with rights of return. Although we record an estimate of the impact of the expected returns at the time of sale, substantial returns in excess of estimated amounts from these customers could harm our sales and results of operations.

WE RELY ON PROMOTIONAL PROGRAMS FOR A SIGNIFICANT PORTION OF OUR CONSUMER PRODUCTS REVENUES. ANY REDUCTION IN CUSTOMER PROMOTIONS MAY RESULT IN A LOSS OF NET SALES.

     Promotional programs by our Consumer Products customers resulted in net sales of $3.4 million for the fiscal year ended March 31, 2003, net sales of $2.7 million for the fiscal year ended March 31, 2002 and net sales of $6.8 million for the fiscal year ended March 31, 2001. These promotional programs result in significant orders by customers who do not carry our products on a regular basis. Promotional programs often involve special pricing terms or require us to spend funds to have our products promoted. We cannot assure you that promotional purchases by our retail industry customers will be repeated regularly, or at all. These promotional sales could cause our quarterly results to vary significantly. Any reduction in customer promotions may result in a loss of net sales.


PRESSURE BY OUR CUSTOMERS TO REDUCE PRICES AND TO AGREE TO LONG-TERM SUPPLY ARRANGEMENTS MAY CAUSE OUR NET SALES OR PROFIT MARGINS TO DECLINE.

     Our customers are under pressure to reduce prices of their products. Therefore, we expect to experience pressure from our customers to reduce the prices of our products. Our customers frequently negotiate supply arrangements with us well in advance of delivery dates, thereby requiring us to commit to price reductions before we can determine if we can achieve the assumed cost reductions. We believe that we must reduce our manufacturing costs and obtain larger orders to offset declining average sales prices. If we are unable to offset declining average sales prices, our gross profit margins will decline.

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


OUR INTELLECTUAL PROPERTY MAY NOT BE ADEQUATE TO PROTECT OUR BUSINESS.

     We rely on our patent and trade secret rights to protect our proprietary technology. Our patents may not provide us with meaningful protection from competitors, including those who may pursue patents that may block our use of our proprietary technology. In addition, we rely upon unpatented trade secrets and seek to protect them, in part, through confidentiality agreements with employees, customers, and potential customers. If these agreements are breached, or if our trade secrets become known to or are independently developed by competitors, we may not have adequate remedies. If a competitor's products infringe upon our patents, we may sue to enforce our rights in an infringement action. These suits may be costly and could divert funds, management, and technical resources from our operations.

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

ITEM 2.  PROPERTIES

     As of March 31, 2003, we leased all of our properties under operating leases as follows:

       LOCATION                PRIMARY USE            BUSINESS    SQ. FT.    LEASE EXPIRATION
----------------------  --------------------------  ------------  -------  --------------------
Fairfield, NJ USA       Corporate headquarters      Consumer and    6,500  November  2007
                                                    Corporate
                                                    Headquarters

Wayne, PA USA           Research and development,   Sensor          2,900  December 2004
                        sales and marketing


San Jose, CA USA        Manufacturing, research     Sensor          4,700  August 2005
                        and development, sales and
                        marketing


Shenzhen, China         Sensors principal Asian     Sensor        125,860  Between  August 2003
                        manufacturing                                      and  February  2005
                        facility


Shenzhen, China         Research and development    Consumer       12,214  February 2005
                        product support facility


Hampton, Virginia USA   Sensors principal domestic  Sensor         80,725  July 2011
                        manufacturing and
                        distribution facility


Hampton, Virginia USA   Distribution and warehouse  Consumer       39,275  July 2011


Hong Kong, China        Trading office              Consumer        2,000  February 2004

Kings Langley, England  Sales and marketing         Consumer        1,070  Month to Month

     Our sensor manufacturing facilities located in China and Virginia are ISO 9001 certified. We believe that these premises are suitable and adequate for our present operations.

ITEM 3.  LEGAL PROCEEDINGS

LITIGATION:

     In re: Measurement Specialties, Inc. Securities Litigation, 02 Civ. No. 1071 (D.N.J.).

     On March 20, 2002, a class action lawsuit was filed on behalf of purchasers of our common stock in the United States District Court for the District of New Jersey against the company and certain of our present and former officers and directors. The complaint was subsequently amended to include the underwriters in our August 2001 public offering and our former auditors. The lawsuit alleges violations of the federal securities laws. The lawsuit seeks an unspecified award of money damages. After March 20, 2002, nine additional similar class actions were filed in the same court. The ten lawsuits have been consolidated into one case under the caption In re: Measurement Specialties, Inc. Securities Litigation, 02 Civ. No. 1071 (D.N.J.). Plaintiffs filed a Consolidated Amended Complaint on September 12, 2002. The underwriters have made a claim for
indemnification under the underwriting agreement.   The parties have fully
briefed motions to dismiss the case, which remain under consideration by the court.

     We have Directors and Officers liability insurance that provides an aggregate of $10.0 million in coverage for the period during which this claim was filed ($5.0 million in primary coverage and $5.0 million in excess coverage). Our primary D&O insurance carrier initially denied coverage of this claim, which position we contested. After discussion, the insurer reversed its previous coverage position and agreed to participate in the potential settlement of the class action lawsuit (subject to the $5.0 million policy limit). As part of the arrangement, we renewed our D&O coverage for the coming fiscal year. The new policy provides for an aggregate of $6.0 million in coverage. The $3.2 million renewal premium represents a combination of the market premium for D&O coverage for the period from April 7, 2003 through April 7, 2004 plus our contribution toward a potential settlement in the class action lawsuit. No assurance can be given that this insurance will be adequate, or that our excess insurance coverage will be available or adequate, to cover losses, if any, arising from this litigation.

     In addition, our credit agreement precludes us from making cash payment in settlement of this litigation without the prior consent of Fleet Capital Corporation.

     This litigation is ongoing and we cannot predict its outcome at this time However, if we were to lose this lawsuit, judgment would likely have a material adverse effect on our consolidated financial position, results of operations and cash flows.

     SEC/U.S. Attorney Investigation

     In February 2002, we contacted the staff of the SEC after discovering that our former chief financial officer had made the misrepresentation to senior management, our Board of Directors and our auditors that a waiver of a covenant default under our credit agreement had been obtained when, in fact, our lenders had refused to grant such a waiver. Since February 2002, we and a special committee formed by our Board of Directors, have been cooperating with the staff of the SEC. In June 2002, the staff of the Division of Enforcement of the SEC informed us that it is conducting a formal investigation relating to matters reported in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

     We have also learned that the Office of the United States Attorney for the District of New Jersey is conducting an inquiry into the matters that are being investigated by the SEC.

     We cannot predict how long these investigations will continue or their outcome.

     Hibernia Litigation

     On or about July 23, 2002, Hibernia Capital Partners I, ilp and Hibernia Capital Partners II, ilp filed a lawsuit against us in the High Court of Dublin. The Plenary Summons states that plaintiffs seek a declaration that the plaintiffs entered into the share purchase agreement on June 7, 2001 for the sale of their shares in Terraillon Holdings Limited to us as a result of an operative misrepresentation and misstatement. Plaintiffs further seek damages for misrepresentation and/or breach of contract and/or breach of warranty and costs of the proceedings. On August 9, 2002, we entered an Appearance, which is the equivalent of the acceptance of service of process. On August 22, 2002, plaintiffs filed a Statement of Claim, which is the equivalent of a complaint. We have now filed our defense, which is similar to an answer, and await commencement of the discovery process. This litigation is ongoing and we cannot predict its outcome at this time.

     Robert L. DeWelt v. Measurement Specialties, Inc. et al., Civil Action No. 02-CV-3431.

     On July 17, 2002, Robert DeWelt, our former acting chief financial officer and general manager of our Schaevitz Division, filed a lawsuit against us and certain of the our officers and directors. Mr. DeWelt resigned on March 26, 2002 in disagreement with management's decision not to restate certain of our financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. We have filed a Motion to Dismiss this case. This litigation is ongoing and we cannot predict its outcome at this time.

     Semex, Inc. v. Measurement Specialties, Inc. and AMP Incorporated, Court of Common Pleas of Montgomery County Pennsylvania, Docket Number NO. 02-23609.

     On October 24, 2002, Semex, Inc. ("Semex") filed a lawsuit against us and Amp Incorporated alleging breaches of the lease for our former facility in Valley Forge, Pennsylvania. We are the assignee of Amp Incorporated under the lease. The plaintiff alleges that we owe at least $770,166 for certain payment defaults under the lease. The plaintiff also seeks an unspecified amount of damages related to plaintiff's allegations of, among other things, damage to the property, failure to remove alterations and failure to conduct environmental testing. An answer has been filed disputing certain of the amount s claimed to be due.

     Exeter Technologies, Inc. and Michael Yaron v. Measurement Specialties, Inc. (Arbitration).

     Exeter Technologies, Inc. and Michael Yaron have alleged underpayments by us at approximately $322,000 relating to a Product Line Acquisition Agreement, dated January 5, 2000. The parties are working together to resolve their dispute through a non-binding arbitration and both sides have exchanged documents in order to facilitate the resolution process. If these efforts are not successful, an arbitration is scheduled for June 17 and June 18, 2003.

     Czarnek & Orkin Laboratories, Inc. v. TRW, Inc. and Measurement Specialties, Inc. (Arbitration)

     Czarnek & Orkin Laboratories, Inc. ("Orkin") submitted a demand for arbitration with the American Arbitration Association on July 8, 2002. The demand indicated that Orkin was seeking approximately $2.0 million in royalty revenue from us. At issue was a license agreement relating to the expected development and marketing of certain sensor technology. The arbitration was concluded in the quarter ended March 31, 2003 and resulted in our making a settlement payment in the amount of $165,000.

     In re: Service Merchandise Company, Inc. (Service Merchandise Company, Inc.
v. Measurement Specialties, Inc.), Case No. 399-02649, Adv. Pro. No. 301-0462A.

     We are currently the defendant in a lawsuit filed in March 2001 by Service Merchandise Company, Inc. ("SMC") and its related debtors (collectively, the "Debtors") in the context of the Debtors' Chapter 11 bankruptcy proceedings.
The Bankruptcy Court entered a stay of the action in May 2001, which was lifted in February, 2002. Citing 11 U.S.C. Section 547(b), the action alleges that we received $645,000 from one or more of the Debtors during the ninety (90) day period before the Debtors filed their bankruptcy petitions, that the transfers were to our benefit, were for or on account of an antecedent debt owed by one or more of the Debtors, made when one or more of the Debtors were insolvent, and that the transfers allowed us to receive more than we would have received if the cases were cases under Chapter 7 of the United States Bankruptcy Code. The action seeks to disgorge the sum of $645,000 from the company. This litigation is ongoing and we cannot predict its outcome at this time.

     In re: Clark Material Handling Company, et al. (Clark Material Handling Company, et al. v. Lucas Control Systems, Case No. 02-997). We are currently the defendant (as successor to Lucas Control Systems) in a lawsuit filed in April 2002 by Clark Material Handling Company and its related debtors (the "Debtors") in the context of the Debtors' Chapter 11 bankruptcy proceedings. Plaintiffs assert that Lucas Control Systems ("Lucas") received $34,413 from one or more of the Debtors during the ninety (90) day period before the Debtors filed their bankruptcy petitions, that the transfers were to Lucas' benefit, were for or on account of an antecedent debt owed by one or more of the Debtors, made when one or more of the Debtors were insolvent, and that the transfers allowed Lucas to receive more than it would have received if the cases were cases under Chapter 7 of the United States Bankruptcy Code. The action seeks to disgorge the sum of $34,413 from Lucas. This litigation is ongoing and we cannot predict its outcome at this time.

     Measurement Specialties, Inc. vs. Stayhealthy.com, Docket Number 03-3017 (E.D. Pa.)

     On or about May 8, 2003, we filed a complaint against Stayhealthy, Inc. ("Stayhealthy") in United States District Court in the Eastern District of Pennsylvania. The Complaint alleges that Stayhealthy owes us at least $1,185,842 for failing to make certain payments in accordance with the terms of a sales contract. The Complaint asserts claims against Stayhealthy for breach of contract, sale of goods, action for price, collection of account, and unjust enrichment. To date, we have not been served with Stayhealthy's answer to the complaint. This action is ongoing and we cannot predict its outcome at this time.

     Litigation Accruals

     As of March 31, 2003, we have provided an accrual of $3.6 million associated with certain of the legal matters discussed above. However, there can be no assurances that additional amounts may not be required to dispose of such matters.

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


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     We held an Annual Meeting of Shareholders on March 3, 2003. At that meeting, our shareholders elected one director for a term that will expire at our Annual Meeting in 2005. In addition, our shareholders ratified the appointment of Grant Thornton LLP as our independent auditors for the fiscal year ended March 31, 2003. The results of the shareholder voting are as follows:

                          VOTES FOR  VOTES AGAINST
                          ---------  -------------
Election of Director      9,510,696         41,347
  Morton L. Topfer

                          VOTES FOR  VOTES AGAINST  ABSTENTIONS
                          ---------  -------------  -----------
Ratification of Auditors  9,527,381         14,025       10,637

     There were no broker non votes on any of the above matters. The following individuals whose terms expire in either 2003 or 2004 continue to serve as our directors: Joseph R. Mallon, Jr., The Honorable Dan J. Samuel, John D. Arnold and Frank D. Guidone.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of March 31, 2003 were as follows:

NAME                    AGE    POSITION

Frank Guidone            38    Chief Executive Officer and Director

Morton L. Topfer         66    Chairman of the Board

John P. Hopkins          42    Chief Financial Officer

Mark W. Cappiello        49    Vice President and General Manager of the
                               Consumer Products Division

J. Victor Chatigny       52    Vice President and General Manager of the
                               Sensors Products Division

     Morton L. Topfer has been a director since January 2002 and was appointed Chairman of the Board in January 2003. Mr. Topfer is Managing Director of Castletop Capital and a member of the Board of Directors of Dell Computer Corporation. He previously served at Dell as Counselor to the Chief Executive Officer, from December 1999 to February 2002, and Vice Chairman, from June 1994 to December 1999. Prior to joining Dell, Mr. Topfer served for 23 years at Motorola, Inc. where he held several executive positions, last serving as Corporate Executive Vice President and President of the Land Mobile Products Sector. Mr. Topfer was conferred the Darjah Johan Negeri Penang State Award in July 1996 by the Governor of Penang for contributions to the development of the electronics industry in Malaysia. He serves as a director for Alliance Gaming and Bio Reference Laboratories. Mr. Topfer also serves on the advisory board of Singapore Technologies.

     Frank Guidone has served as Chief Executive Officer since June 2002 and a Director since December 2002. Mr. Guidone remains a principal of Corporate Revitalization Partners (CRP), a Dallas-based turnaround/crisis management consulting firm. Mr. Guidone has been a Managing Director/Principal of CRP since 2000. Mr. Guidone is also a partner/co-founder of Four Corners Capital Partners, a boutique private investment and consulting firm founded in 1999. Prior to Four Corners, Mr. Guidone spent 13 years in management consulting with Andersen Consulting and George Group, Inc. Mr. Guidone has worked with numerous solvent and insolvent companies, focusing on operational and financial restructurings. Mr. Guidone received a B.S. in mechanical engineering from The University of Texas at Austin.

     John P. Hopkins was appointed Chief Financial Officer in July 2002. Prior to joining Measurement Specialties, he was Vice President, Finance from April 2001, and was Vice President and Controller from January 1999 to March 2001, with Cambrex Corporation, a provider of scientific products and services to the life sciences industry. From 1988 to 1998, he held various senior financial positions with ARCO Chemical Company, a manufacturer and marketer of specialty chemicals and chemical intermediates. Mr. Hopkins is a Certified Public Accountant and was an Audit Manager for Coopers & Lybrand prior to joining ARCO Chemical. Mr. Hopkins holds a B.S. in Accounting from West Chester University, and an M.B.A. from Villanova University.

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

     J. Victor Chatigny has been Vice President and General Manager of our Sensors Division since June 2002. Mr. Chatigny joined Measurement Specialties through our 1998 acquisition of PiezoSensors from AMP Incorporated, where he served as Director of Sales, Marketing and Research and Development since 1993. He held management positions in PiezoSensors since 1982, and, previously, in the Electronics Division of Corning International from 1978. Mr. Chatigny served in US Army Corps of Engineers where he was Captain, 11th Engineering Battalion. He holds B.S. and M.S. degrees in industrial engineering and management from Clarkson University, and a M.B.A. (finance) from The American University.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (A) Market Price

     Our common stock, no par value, is traded on the American Stock Exchange
(AMEX) under the symbol MSS. The following table presents the reported high and low sales prices of our common stock as reported on the AMEX for the periods indicated:

                                          HIGH    LOW
                                         ------  ------
     YEAR ENDING MARCH 31, 2003
       Quarter ended June 30, 2002       $ 3.25  $ 1.00
       Quarter ended September 30, 2002    2.91    2.06
       Quarter ended December 31, 2002     3.20    1.35
       Quarter ended March 31, 2003        3.26    1.95

     YEAR ENDED MARCH 31, 2002
       Quarter ended June 30, 2001.      $25.58  $14.96
       Quarter ended September 30, 2001   16.25    9.10
       Quarter ended December 31, 2001    12.00    5.61
       Quarter ended March 31, 2002       10.40    6.56


     The trading of our common stock was suspended by the AMEX on February 15, 2002 because of delays in the filing of our quarterly report on Form 10-Q for the three months ended December 31, 2001. Trading of the stock resumed on June 5, 2002. Trading of the stock was subsequently suspended from July 15, 2002 until November 1, 2002 as a result of our failure to timely file our Annual Report on Form 10-K for the fiscal year ended March 31, 2002. On August 21, 2002, we received a letter from the AMEX indicating that we were not in compliance with AMEX listing guidelines due to our failure to furnish certain reports and information to shareholders and that our securities were, therefore, subject to being delisted from the AMEX. We appealed this determination and requested a hearing. In a letter dated December 27, 2002, the AMEX indicated that the pending hearing was moot based on the determination by the staff of the AMEX that we evidenced compliance with applicable AMEX continued listing requirements. Accordingly, our hearing file with the AMEX was closed.


     (B) Approximate Number of Holders of Common Stock

     At May 8, 2003, there were approximately 111 shareholders of record of our common stock.

     (C) Dividends

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

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements included in this Annual Report on Form 10-K.

                                                                YEARS ENDED MARCH 31,
                                                       2003       2002      2001(1)     2000       1999
Results of operations:
    Net sales                                        $107,888   $ 96,790   $ 97,033   $ 59,997   $37,596
    Income (loss) from continuing operations         $ (6,323)  $(24,234)  $  2,462   $  5,531   $ 1,729
    Net income (loss)                                $ (9,097)  $(29,047)  $  1,197   $  5,531   $ 1,729

Net cash provided by (used in):
    Operating activities                             $  3,047   $ (6,077)  $ (4,123)  $  8,129   $ 3,471
    Investing activities                             $ 21,113   $(12,070)  $(19,287)  $(15,999)  $(4,993)
    Financing activities                             $(24,178)  $ 27,344   $ 27,539   $  7,041   $ 3,927
    Income (loss) from continuing operations
    per common share:
         Basic                                       $  (0.53)  $  (2.30)  $   0.30   $   0.73   $  0.24
         Diluted                                     $  (0.53)  $  (2.30)  $   0.27   $   0.64   $  0.23
Loss per common share from discontinued operations
         Basic                                       $  (0.23)  $  (0.43)  $  (0.15)  $      -   $     -
         Diluted                                     $  (0.23)  $  (0.43)  $  (0.14)  $      -   $     -
Net income (loss) per common share:
         Basic                                       $  (0.76)  $  (2.76)  $   0.15   $   0.73   $  0.24
         Diluted                                     $  (0.76)  $  (2.76)  $   0.13   $   0.64   $  0.23
Cash dividends declared per common share                 None       None       None       None       None
As of March 31,
         Total assets                                $ 46,168   $ 89,612   $ 67,685   $ 39,647   $18,535
Long-term debt, net of current maturities (2)        $  2,000   $      -   $      -   $  9,000   $ 3,250

     (1) Reflects the restatement of our financial statements for fiscal year ended March 31, 2001. See "Restatement" above and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K.

     (2) In 2002 and 2001, long-term debt was reclassified to current as a result of our defaults under the credit agreement, as discussed in Note 8 to our consolidated financial statements included in this Annual Report on form 10-K.


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

      Our Consumer Products business designs, manufactures and markets sensor-based consumer products. These products include bathroom and kitchen scales, tire pressure gauges, kitchen accessories and distance estimators.

NEW ACCOUNTING STANDARDS

     On May 15, 2003, the Financial Accounting Standards Board issued Statement ("FASB") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. We are currently evaluating the impact that Statement 150 will have on our consolidated financial position and results of operations when adopted.


     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock -Based Compensation- Transition and Disclosure", an amendment of FASB Statement No. 123. The standard amends FASB statement No 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for voluntary change to fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002 and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. We have elected to continue accounting for stock-based compensation using the intrinsic method. However, we have adopted the new disclosure requirements specified under SFAS No. 148 (See
Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.)

     On July 29, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. We will apply SFAS 146 prospectively to exit or disposal activities initiated after December 31, 2002. We have no current exit or disposal activities that fall under the provision of SFAS 146.

     Prior to December 31, 2002, our policy was to accrue restructuring and other costs at commitment date of a plan in accordance with the provisions of Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." Accordingly, we have provided for certain restructuring costs during the years ended March 31, 2003 and 2002. (See Notes 7 and 12 to our consolidated financial statements included in this Annual Report on Form 10-K).

     In 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item net of related income tax effect. SFAS No. 145 also amends FASB Statement 13 to require that certain lease modifications having economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This standard is effective for fiscal years beginning after May 15, 2002. We do not expect that this standard will have a material effect on our financial position or results of operations. We will implement SFAS No. 145 in the fiscal quarter ending June 30, 2003.

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

     In November 2002, FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. We previously did not record a liability when guaranteeing obligations unless it became probable that we would have to perform under the guarantee. FIN 45 applies prospectively to guarantees we issue or modify subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. Our guarantees have historically consisted of warranty provisions and we do not anticipate FIN 45 will have a material effect on our financial statements for the year ended March 31, 2004. Disclosures required by FIN 45 are included in the accompanying financial statements.


     In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon our financial condition or results of operations, but do not believe that this statement will have a material effect on our financial condition or results of operations.

     In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. We have not determined the effect of adoption of EITF 00-21 on our financial statements or the method of adoption we will use.


APPLICATION OF CRITICAL ACCOUNTING POLICIES


     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. The following accounting policies involve a "critical accounting estimates" because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.

  REVENUE RECOGNITION:

     Revenue is recorded when products are shipped, at which time title generally passes to the customer. Certain consumer products may be sold with a provision allowing the customer to return a portion of products. Upon shipment, we provide for allowances for returns based upon historical and estimated return rates. The amount of actual returns could differ from our estimate. Changes in estimated returns would be accounted for in the period of change.

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

  ACCOUNTS RECEIVABLE:

     The majority of the our accounts receivable are due from retailers and manufacturers of electronic, automotive, military, and industrial products. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 to 90 days and are stated as amounts due from customers net of allowances for doubtful accounts, and other sales allowances. Accounts outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer's current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when we determine they are uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Actual uncollectible accounts could exceed our estimates and changes to our estimates will be accounted for in the period of change.

  INVENTORIES:

     We make purchasing decisions principally based upon firm sales orders from customers, the availability and pricing of raw materials and projected customer requirements. Future events that could adversely affect these decisions and result in significant charges to our operations include slowdown in customer demand, customer delay in the issuance of sales orders, miscalculation of customer requirements, technology changes that render raw materials and finished goods obsolete, loss of customers and/or cancellation of sales orders. We establish reserves for our inventories to recognize estimated obsolescence and unusable items on a continual basis. Market conditions surrounding products are also considered periodically to determine if there are any net realizable valuation matters, which would require a write-down of any related inventories. If market or technological conditions change, it may result in additional inventory reserves and write-downs, which would be accounted for in the period of change.

  GOODWILL IMPAIRMENT:

     Management assesses goodwill for impairment at the reporting unit level on an annual basis or more frequently under certain circumstances. Such circumstances include (i) significant adverse change in legal factors or in the business climate, (ii) an adverse action or assessment by a regulator, (iii) unanticipated competition, (iv) a loss of key personnel, (v) a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, and (vi) recognition of an impairment loss in a subsidiary that is a component of a reporting unit. Management must make assumptions regarding estimating the fair value of our reporting units. If these estimates or related assumptions change in the future, we may be required to record an impairment charge. Impairment charges would be included in general and administrative expenses in our statements of operations, and would result in reduced carrying amounts of the goodwill.

  LONG LIVED ASSETS:

     Management assesses the recoverability of long-lived assets, which consist primarily of fixed assets and intangible assets whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in our stock price for a sustained period; and (iv) a change in our market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using a projected discounted cash flow method. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or related assumptions change in the future, we may be required to record an impairment charge. Impairment charges would be included in general and administrative expenses in our statements of operations, and would result in reduced carrying amounts of the related assets on our balance sheets.

  INCOME TAXES:

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

     We have provided a valuation allowance against deferred tax assets since we believe uncertainty exists regarding the realizability of our deferred tax assets. Realization of a deferred tax asset is dependent on generating future taxable income.

     The income tax provision is based upon the proportion of pretax profit in each jurisdiction in which we operate. The income tax rates in Hong Kong and China are less than those in the United States. Deferred income taxes are not provided on our subsidiaries' earnings which are expected to be reinvested. Distribution, in the form of dividends or otherwise, would subject our subsidiaries' earnings to United States income taxes, subject to an adjustment for foreign tax credits. Determination of the amount of unrecognized deferred United States income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

  WARRANTY RESERVE:

     Our sensor and consumer products generally are marketed under warranties to end users of up to ten years. Factors affecting our warranty liability include the number of products sold and historical and anticipated rates of warranty claims and cost per claim. We provide for estimated product warranty obligations at the time of sale, based on our historical warranty claims experience and assumptions about future warranty claims. This estimate is susceptible to changes in the near term based on introductions of new products, product quality improvements/declines and changes in end user application and/or behavior.

  CONTINGENCIES AND LITIGATION:

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

RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING RESTATEMENT OF OUR PREVIOUSLY ISSUED FINANCIAL STATEMENTS

     We have restated our previously issued financial statements for the fiscal year ended March 31, 2001, and our previously issued financial results for each of the quarterly periods in the fiscal year ended March 31, 2001 and the first three quarters in the fiscal year ended March 31, 2002 (collectively, the "Restatement Period"). See "Restatement" above. The Consolidated Financial Statements for the fiscal year ended March 31, 2001 included in this report and the discussions of the results of operations for the year ended March 31, 2001 give effect to the restatement. You should not rely on discussions of our results of operations and trends affecting our business for the Restatement Period that appear in our SEC filings made prior to the filing of our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

RECENT CHANGES IN OUR BUSINESS

  DISCONTINUED OPERATIONS:

     We placed our United Kingdom subsidiary, Measurement Specialties UK Limited (referred to herein as Schaevitz UK), into receivership on June 5, 2002 pursuant to the terms of a Mortgage Debenture dated February 28, 2001.

     In September 2002, we sold all of the outstanding stock of Terraillon Holdings Limited (referred to herein as Terraillon), a European manufacturer of branded consumer bathroom and kitchen scales, to Fukuda (Luxembourg) S.a.r.l., an investment holding company incorporated in Luxembourg.

     Our consolidated financial statements for the fiscal years ended March 31, 2003, 2002, and 2001 include the results of our ongoing operations. As indicated above, Schaevitz UK and Terraillon have been classified as discontinued operations in the consolidated financial results for all periods presented. Accordingly, all comparisons in Management's Discussion and Analysis for each of the fiscal years ended March 31, 2003, 2002 and 2001 exclude the results of these discontinued operations except for "Loss from discontinued units", "Cumulative effect of accounting change, net of tax", and "Net income
(loss)."

  SALE OF ASSETS:

     In July 2002, we sold the assets, principally property and equipment, related to our silicon wafer fab manufacturing operation in Milpitas, CA to Silicon Microstructures, Inc. (SMI), a wholly-owned subsidiary of Elmos Semiconductor AG. The wafer fab operation was formerly part of our IC Sensors division.

     IC Sensors continues to design and sell all, and manufacture most, of the product lines it produced prior to the sale, including custom wafers and die, pressure sensors, accelerometers and custom MEMS components, and to outsource to SMI the manufacturing of silicon chips used in these products. This sale is reflected in the results of operations of the Sensors segment.

SUMMARY OF CERTAIN INCOME STATEMENT ITEMS AS A PERCENTAGE OF SALES:

     The following table sets forth, for the periods indicated, certain items in our consolidated statements of income as a percentage of net sales:

                                                         FISCAL YEAR ENDED MARCH 31,
                                                        -----------------------------
                                                          2003      2002      2001(1)
                                                        --------  --------  ---------
Net Sales
   Sensors                                                 48.4%     50.5%      45.5%
   Consumer products                                       51.6      49.5       54.5
                                                        --------  --------  ---------
     Total net sales                                      100.0     100.0      100.0


Cost of Sales                                              64.9      74.2       64.8
                                                        --------  --------  ---------
   Gross profit                                            35.1      25.8       35.2

Operating expenses (income)
   Selling, general, and administrative                    31.7      34.7       28.3
   Litigation expense                                       3.3
   Research and development                                 3.4       7.2        5.9
   Customer funded development                             (0.3)     (1.8)      (4.3)
   Goodwill and Other Impairments                             -       4.6          -
   Restructuring costs                                      1.1       1.0          -
   Interest expense, net                                    1.9       2.3        2.8
   Other expenses (income)                                 (0.6)      0.2       (1.0)
                                                        --------  --------  ---------
                                                           40.5      48.2       31.7

Loss from continuing operations before income
     taxes and cumulative effect of accounting change      (5.4)    (22.4)       3.5
Income tax benefit (expense)                               (0.4)     (2.6)      (1.0)
Loss from operations of discontinued units                 (3.6)     (4.7)      (1.3)
Gain on disposition of discontinued units                   1.0
Cumulative effect of accounting change                        -      (0.3)         -
                                                        --------  --------  ---------

NET INCOME (LOSS)                                          (8.4)%   (30.0)%      1.2%
                                                        ========  ========  =========

     (1) Reflects the restatement of our financial statements for the fiscal year ended March
31, 2001. See "Restatement" above and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K.

FISCAL YEAR ENDED MARCH 31, 2003 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2002


     The consolidated financial statements for the fiscal years ended March 31, 2003, 2002 and 2001 include only the results of our ongoing operations. Accordingly, Terraillon and Schaevitz UK are classified as discontinued operations in the consolidated financial results for all periods presented. See "Recent Changes in Our Business" above.

     NET SALES. Net sales increased $11.1 million, or 11.5%, to $107.9 million for the fiscal year ended March 31, 2003 from $ 96.8 million for fiscal year ended March 31, 2002.

 Net sales of our Sensor business increased $3.3 million, or 6.8%, to $52.2 million for the fiscal year ended March 31, 2003 from $48.9 million for the fiscal year ended March 31, 2002. This increase was primarily the result of strong sales in our microFused pressure product line with increased demand across our expanding OEM customer base and increased sales in the automotive sector due to the introduction of new customer platforms.

     Net sales of our Consumer Products business increased $7.8 million, or 16.3%, to $55.7 million for the fiscal year ended March 31, 2003 from $47.9 million for the fiscal year ended March 31, 2002. Approximately 16.7% of the sales improvement resulted from the liquidation of $1.3 million of slow moving and obsolete inventory during the fiscal year ended March 31, 2003. Excluding this liquidation event, Consumer Products sales increased $6.5 million, or 13.6%, to $54.4 million for the fiscal year ended March 31, 2003 as compared to the fiscal year ended March 31, 2002. The balance of the improved sales was mainly attributable to increased sales of bath scales and tire pressure gauges. In addition, sales increased due to the introduction of our kitchen accessories line. OEM sales were consistent year over year.

     GROSS PROFIT. Gross profit increased $12.8 million, or 51.5%, to $37.8 million for the fiscal year ended March 31, 2003 from $ 25.0 million for the fiscal year ended March 31, 2002. Gross margin increased to 35.1% for the fiscal year ended March 31, 2003 from 25.8% for the fiscal year ended March 31, 2002. Gross margin for our Sensor business increased to 38.3% for the fiscal year ended March 31, 2003 from 27.4% for the fiscal year ended March 31, 2002. The continued improvement of our Sensors margin is due to the transfer of additional production and materials sourcing to our lower cost China facility, along with the sale and closure of the Milpitas, CA wafer fab and Valley Forge, PA facilities. During the fiscal year ended March 31, 2003, we produced certain custom products for one of our Sensor customers, Stayhealthy Inc. In the fiscal quarter ended March 31, 2003, we concluded that collectability for certain of the products manufactured for Stayhealthy could not be reasonably assured. Accordingly, in that quarter, gross margin was negatively affected by $0.6 million due to the write-down of inventory still on hand related to the products manufactured for Stayhealthy. Gross margin for our Consumer Products business increased to 32.1% for the fiscal year ended March 31, 2003 from 26.0% for the fiscal year ended March 31, 2002. Consumer Products gross margins for the fiscal year ended March 31, 2002 reflect $1.3 million in write-downs of slow moving and obsolete inventory to net realizable value. These write downs were largely comprised of Park Zone inventory.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $0.6 million, or 2.0%, to $34.2 million for the fiscal year ended March 31, 2003 from $33.6 million for the fiscal year ended March 31, 2002. The increase was attributable to $9.1 million in consulting and professional fees incurred in the fiscal year ended March 31, 2003, most of which was due to costs associated with the defaults under our former credit agreement, the restatement of our financial statements, the class action lawsuits and SEC investigation. These increases were partially offset by savings in payroll, facility and other expenses resulting from our cost reduction activities. In addition, the increases were offset by a $0.5 million reduction in our employee bonus accruals and a $0.3 million refund of property taxes.

     ACCRUED LITIGATION EXPENSES. During the quarter ended March 31, 2003, we recorded an aggregate of $3.6 million in reserves relating to certain of our pending litigation.

     RESEARCH AND DEVELOPMENT. Research and development costs decreased $3.3 million, or 47.8%, to $3.6 million for the fiscal year ended March 31, 2003 from $6.9 million for the fiscal year ended March 31, 2002. Customer-funded development decreased $1.4 million to $0.4 million for the fiscal year ended March 31, 2003 from $1.8 million for the fiscal year ended March 31, 2002. On a net basis, research and development costs decreased $1.9 million, or 37.2%, to $3.2 million for the fiscal year ended March 31, 2003 from $5.1 million for the fiscal year ended March 31, 2002. The primary cause of the reduction in research and development spending and customer-funded development was the sale of the IC Sensors wafer fab in July 2002.

     RESTRUCTURING AND OTHER COSTS. Restructuring and other costs are costs
associated with our restructuring program.   Restructuring costs increased $0.2
million to $1.2 million over the $1.0 million in the fiscal year ended March 31, 2002. This increase relates to additional severance and lease cost relating to continued reductions in our workforce and consolidation of operations.

     INTEREST EXPENSE, NET. Net interest expense decreased $0.3 million, or 12.5%, to $2.1 million for the fiscal year ended March 31, 2003 from $2.4 million for the fiscal year ended March 31, 2002. Interest expense includes $0.5 million associated with the issuance of warrants in connection with the $9.3 million bridge loan from Castletop Capital L.P. Interest expense, exclusive of the $0.5 million associated with the issuance of the above mentioned warrants, decreased $0.8 million, which is attributable to a $17.3 million reduction in average debt outstanding from $33.6 million in the fiscal year ended March 31, 2002 to $16.3 million in the fiscal year ended March 31, 2003.

     INCOME TAXES. We had a pretax loss for financial reporting purposes and have not provided a tax benefit for the fiscal year ended March 31, 2003. Recognition of a deferred tax benefit will require generation of future taxable income. A provision of $0.3 million was recorded for our estimated foreign tax liability in excess of available foreign net operating loss carry-forwards for the fiscal year ended March 31, 2003, since certain foreign entities generated income during the period. We recorded a tax benefit of $0.3 million for the fiscal year ended March 31, 2002 which relates to refundable income taxes.

     DISCONTINUED OPERATIONS. As a result of our restructuring plan, we sold all of the outstanding stock of Terraillon in September 2002 and placed Schaevitz UK into receivership in June 2002. Loss from operations of discontinued units was $3.9 million for the fiscal year ended March 31, 2003, as compared to $4.6 million for the fiscal year ended March 31, 2002. Gain on disposition of discontinued units was $1.1 million for the fiscal year ended March 31, 2003.


FISCAL  YEAR  ENDED  MARCH 31, 2002 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2001

     NET SALES. Net sales decreased $0.2 million, or 0.2%, to $96.8 million for the fiscal year ended March 31, 2002 from $ 97.0 million for the fiscal year ended March 31, 2001. Net sales for the fiscal year ended March 31, 2002 include the results of Schaevitz for the entire twelve month period while net sales for the fiscal year ended March 31, 2001 include Schaevitz results only from the date of acquisition in August 2000.

     Net sales of our Sensor business increased $4.8 million, or 10.9%, to $48.9 million for the fiscal year ended March 31, 2002 from $44.1 million for the fiscal year ended March 31, 2001. The increase is primarily due to the Schaevitz acquisition. Sales of microFused pressure sensors and IC Sensors products grew in the fiscal year ended March 31, 2002, but were largely offset by weaker PiezoSensor sales. Excluding the impact of the Schaevitz acquisition, net sales of our Sensor business for the fiscal year ended March 31, 2002 were unchanged from net sales of our Sensor business for the fiscal year ended March 31, 2001.

     Net sales of our Consumer Products business decreased $5.0 million, or 9.5%, to $47.9 million for the fiscal year ended March 31, 2002 from $52.9 million for the fiscal year ended March 31, 2001. Sales of tire pressure gauges were particularly strong during the fiscal year ended March 31, 2001 due primarily to consumer demand caused by the tire quality issues experienced by a major tire manufacturer and a large number of Christmas promotions. Sales of tire pressure gauges declined during the fiscal year ended March 31, 2002 due to a significant reduction in promotions, a decrease in the number of new customers and less media attention to tire quality issues from the previous year. Sales of Park Zone products were significantly lower in the fiscal year ended March 31, 2002 compared to the fiscal year ended March 31, 2001, as many retailers opted out of this product category following poor sell-through in 2001. Offsetting the decline in Park Zone sales were stronger bath scale sales, primarily driven by stronger consumer demand in the United States.

     GROSS PROFIT. Gross profit decreased $9.2 million, or 26.9%, to $25.0 million for the fiscal year ended March 31, 2002 from $34.2 million for the fiscal year ended March 31, 2001. Gross margin decreased to 25.8% for the fiscal year ended March 31, 2002 from 35.2% for the fiscal year ended March 31, 2001. In our Sensor business, the primary reason for the decrease in gross margin is the operating inefficiencies associated with our attempt to build inventory and increase manufacturing capacity in connection with the transfer of a significant amount of production to our China facility. These lower production levels resulted in greater allocation of fixed costs to individual products. In response to these declining Sensor business margins, management implemented significant cost reduction measures, such as the sale of the IC Sensors wafer fab in July 2002, the shutdown of Valley Forge operations in September 2002, and a reduction in workforce. Gross profit and gross margin for our Consumer Products business declined in the fiscal year ended March 31, 2002 compared to the prior fiscal year due to a decline in sales, increase in material costs, and certain write-downs of slow moving inventory that was subsequently liquidated.

     SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general, and administrative expenses increased $6.2 million, or 22.6%, to $33.6 million for the fiscal year ended March 31, 2002 from $27.4 million for the fiscal year ended March 31, 2001. The overall increase is primarily due to the substantially increased consulting and professional fees that were incurred as a result of the defaults under our former credit agreement, the restatement of our financial statements, the class action lawsuit and the SEC investigation.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased $1.2 million, or 21.1%, to $6.9 million for the fiscal year ended March 31, 2002 from $5.7 million for the fiscal year ended March 31, 2001. During the fiscal year ended March 31, 2002, we received $1.8 million in customer funded development, as compared to $4.1 million during the fiscal year ended March 31, 2001. Customer funded research and development was unusually high in the fiscal year ended March 31, 2001 as a result of several large contracts. These contracts were not renewed due to the inability of the customer to continue funding the projects.

     GOODWILL IMPAIRMENT. In connection with our restructuring program, we performed additional impairment tests during the fiscal year ended March 31, 2002 that resulted in an impairment charge of $4.4 million.

     RESTRUCTURING AND OTHER COSTS. Restructuring and exiting costs are costs associated with our restructuring program. Our restructuring program was intended to reduce costs, streamline operations and generate cash to repay our lenders. The restructuring costs of $1.0 million during the fiscal year ended March 31, 2002 consisted of severance costs and the write down of fixed assets.

     INTEREST EXPENSE, NET. Net interest expense decreased $0.2 million to $2.4 million for the fiscal year ended March 31, 2002 from $2.6 million for the fiscal year ended March 31, 2001. This increase is attributable to lower average outstanding debt.

     INCOME TAXES. Our effective tax rates for the fiscal years ended March 31, 2002 and 2001 were 9.6% and 22.3%, respectively. The difference relates to an increase in the valuation allowance provided for our deferred tax assets. The rate may change in future periods if operating results or acquisition related costs differ significantly from current projections. Deferred income taxes are not provided on our subsidiaries' undistributed earnings, which approximated $7.1 million at March 31, 2002, because those earnings are expected to be permanently reinvested.


LIQUIDITY AND CAPITAL RESOURCES

     Operating working capital (accounts receivable plus inventory less accounts payable) was $15.0 million as of each of March 31, 2003 and March 31, 2002. The decrease in accounts payable of $3.4 million from $13.2 million at March 31, 2002 to $9.8 million at March 31, 2003 was offset by a decrease in accounts receivable of $1.7 million from $12.2 million at March 31, 2002 to $10.5 million at March 31, 2003, and a decrease in inventory of $1.7 million from $16.0 million at March 31, 2002 to $14.3 million at March 31, 2003. The decrease in our accounts payable is primarily due to the cure of extended payables with our vendors. The decrease in our accounts receivable is a result of improved management of our receivable collections. The inventory decline is attributable to improved management of overall inventory levels, including the liquidation of certain slow moving finished goods inventory, and additional reserves for excess and slow-moving inventory in the Sensor segment. Cash provided by operating activities was $3.0 million for the fiscal year ended March 31, 2003, as compared to a deficit of $6.1 million for the fiscal year ended March 31, 2002. Capital spending decreased to $1.5 million for the fiscal year ended March 31, 2003 from $2.4 million for the year ended March 31, 2002. This decrease contributed to cash flow after capital expenditures of $1.5 for the year ended March 31, 2003 as compared to a negative cash flow of $8.4 million for the last fiscal year. Capital spending in the fiscal year ended March 31, 2002 represented a large investment in our Shenzhen, China facility to prepare for the transfer of manufacturing from our domestic facilities to this facility, as well as capital expenditures for our domestic sensor operations in Hampton, Virginia and Milpitas, California. Capital spending in the fiscal year ended March 31, 2003 was primarily used for maintenance and critical tooling. Other investing activities for the fiscal year ended March 31, 2003 provided $22.6 million, consisting of $3.4 million in net proceeds from the sale of the IC Sensor wafer fab, $18.2 million from the sale of Terraillon and $1.0 million from the liquidation of Schaevitz UK. Financing activities for the fiscal year ended March 31, 2003 consumed $24.1 million, consisting primarily of the repayment of debt. Exchange rate effect for the fiscal year ended March 31 is $0.3 million as a result of the sale of Terraillon. For the fiscal year ended March 31, 2003, we had a cash flow of $0.3 million from continuing operations, and a deficit of $1.4 million in connection with discontinued operations, resulting in a net decrease in cash of $1.1 million as compared to March 31, 2002.

     Revolving Credit Facility

     On January 31, 2003, we entered into a $15.0 million revolving credit facility with Fleet Capital Corporation ("FCC"). The revolving credit facility is secured by a lien on substantially all of our assets. Interest accrues on the principal amount of our borrowings under this facility at a fluctuating rate per year equal to the lesser of FCC's prime rate for commercial loans plus one percent (subject to a two percent increase upon the occurrence of an event of default under the loan agreement) or the maximum rate permitted by applicable law. As of May 13, 2003, the interest rate applicable to borrowings under the revolving credit facility was 5.25 percent. The amount of borrowing available under the revolving credit facility is determined in accordance with a formula based on certain of our accounts receivable and inventory. The revolving credit facility expires on February 1, 2006. At March 31, 2003, the amount outstanding under the revolving credit facility was $3.3 million. In addition, at May 13, 2003, the amount outstanding under this credit facility was $0.8 million, leaving us with $6.6 million of additional borrowing capacity. Commitment fees on the unused balance are equal to .375% per annum of the average monthly amount by which $15.0 million exceeds the sum of the outstanding principal balance.

     The revolving credit agreement requires us to meet certain financial covenants during the term of the revolving credit facility. In addition to certain affirmative and negative covenants, which include a restriction on the payment of dividends, we are required to maintain a borrowing availability of at least $2.0 million through the filing of our quarterly report on Form 10-Q for the three months ending June 30, 2003. In addition, beginning in the same fiscal quarter, we are required to keep a minimum fixed charge ratio of 1.0 to 1 at the end of each fiscal quarter. Fixed charge ratio is defined as operating cash flow, which is EBITDA (earnings before interest, taxes, depreciation and amortization), minus cash taxes paid and minus capital expenditures, divided by the sum of scheduled principal and interest payments during that period.

     As of March 31, 2003, the weighted average short-term interest rate on the revolving credit facility was 5.25%. The average amount outstanding under the revolving credit facility for the period from January 31, 2003 through March 31, 2003 was $4.7 million.

     Bridge Loan

     On October 31, 2002, we received a $9.3 million bridge loan from Castletop Capital, L.P., a limited partnership controlled by Morton Topfer, Chairman of our Board of Directors. The proceeds from this loan were used to repay all our obligations under our previous term loan and revolving credit facility. The loan is evidenced by a Senior Secured Note originally due January 31, 2003 and does not include a revolving credit facility. Interest on the note initially accrued at a rate of 7% per annum (subject to a 2% increase upon the occurrence of an event of default under the note). Castletop also received a warrant to purchase up to 297,228 shares of our common stock for an exercise price equal to the average closing price of our common stock on the American Stock Exchange for the first five trading days after October 31, 2002 ($1.64 per share). The warrant has a term of five years. The exercise price and number of shares subject to the warrant may be adjusted under certain circumstances such as stock splits, recapitalization, reorganization, merger, sale of the company or stock dividend.

     Amendment to Bridge Loan

     We used a portion of the proceeds from the FCC revolving credit facility to reduce the principal amount outstanding under the bridge loan to $2.0 million. Also, in connection with the revolving credit facility transaction, the terms of the bridge loan were amended as follows:
     - The maturity date of the Castletop note was extended to January 31, 2005;
     - The security interest and rights of Castletop under the bridge loan agreement were subordinated to those of FCC; and
     - The non-default interest rate under the bridge loan was increased to 11%.

There were no amendments to the warrant issued as part of the bridge loan transaction.

     Second Amendment to Bridge Loan

     On April 11, 2003, we entered into a second amendment to our bridge loan to increase the aggregate outstanding principal amount of the Subordinated Note in favor of Castletop Capital, L.P. from $2.0 million to $5.0 million. No other changes were made to the note. The additional borrowing was used to fund the $3.2 million renewal premium payable in connection with the renewal of our Directors and Officers liability insurance coverage (which renewal premium represents a combination of the market premium for D&O coverage for the period from April 7, 2003 through April 7, 2004 plus our contribution toward a potential settlement in the class action lawsuit).

Liquidity

     As of May 13, 2003, we had $3.2 million of available cash. In addition, as of May 13, 2003, we had the right to borrow an additional $6.6 million under the revolving credit facility. Our ongoing capital needs and other obligations, in addition to funding our operations include the payment of:

  - substantial professional fees that are being incurred as the result of the class action lawsuits, SEC investigation and other pending legal proceedings; and
  - any judgments, settlement payments or penalties arising from the class action lawsuit, SEC investigation or other pending legal proceedings.

     Commitments:

     As of March 31, 2003 we had the following commitments:



                            OPERATING   Long term
Fiscal year ended March 31    LEASES       DEBT     OTHER (1)   TOTAL

   2004                     $    2,006  $    3,260  $      242  $5,508

   2005                          1,559       2,000           -   3,559

   2006                            985           -           -     985

   2007                            885           -           -     885

   2008                            905           -           -     905

Thereafter                       3,176           -           -   3,176



(1) Severance agreement with our former Chief Executive Officer.


     Our revolving credit facility may not be available or adequate to fund operations and losses, if any, capital expenditures or the amounts, if any, to be paid in any settlement of, or judgments related to, our pending legal proceedings. Under the terms of our credit agreement, we are prohibited from making any cash payment in settlement of any litigation unless, after giving effect to such payment and for a period of 30 consecutive days prior thereto, availability under the credit facility is not less than $1.5 million. Moreover, we are prohibited from making any cash payment in settlement of the class action lawsuit, the DeWelt litigation or the Hibernia litigation without the prior written consent of FCC. See "Legal Proceedings" above for a more complete description of our pending legal proceedings.

     Our cash and amounts available under our revolving credit facility may not be sufficient to satisfy the obligations discussed above. If we are unable to satisfy these obligations, we may need to explore other fund raising alternatives, including the sale of assets or equity securities. No assurance, however, can be given that we will be able to successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to us, that they will enable us to satisfy our obligations or that such actions will be permitted under our credit agreement. Additionally, any sale of equity securities will dilute existing shareholders and may be at prices that are substantially lower than current market prices. If we are unable to satisfy our loss contingencies and do not obtain additional funds, we will likely be unable to continue operations, or we will be compelled to restructure our obligations in a bankruptcy proceeding under Title 11 of the United States Code.

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

     Seasonality

     Our sales of consumer products are seasonal, with highest sales during the second the third fiscal quarters.

     Inflation

     We believe that inflation has not had a material effect on our business. We compete on the basis of product design, features, and value. Accordingly, our revenues generally have kept pace with inflation, notwithstanding that inflation in the countries where our subsidiaries are located has been consistently higher than inflation in the United States. We have ongoing cost reduction programs, intended to result in improved competitiveness and gross margins. Increases in labor costs have not had a significant impact on our business because most of our employees are in China, where prevailing labor costs are low. Additionally, we believe that while we have not experienced any significant increases in materials costs, such increases are likely to affect the entire electronics industry and, accordingly, may not have a significant adverse effect on our competitive position.


ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK


     We are exposed to a certain level of foreign currency exchange risk.

     The majority of our net sales are priced in United States dollars. Our costs and expenses are priced in United States dollars, Hong Kong dollars, and Chinese renminbi. Accordingly, the competitiveness of our products relative to products produced domestically (in foreign markets) may be affected by the performance of the United States dollar compared with that of our foreign customers' currencies. Additionally, we may be exposed to the risk of foreign currency transaction and translation losses, which might result from adverse fluctuations in the values of the Hong Kong dollar and the Chinese renminbi. At March 31, 2003, we had net liabilities of $2.0 million Subject to fluctuations in the value of the Hong Kong dollar and net assets of $13.7 million subject to fluctuations in the value of the Chinese renminbi. At March 31, 2002, we had net liabilities of $3.7 million subject to fluctuations in the value of the Hong Kong dollar and net assets of $10.4 million subject to fluctuations in the value of the Chinese renminbi.

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

     There can be no assurance that these currencies will remain stable or will fluctuate to our benefit. To manage our exposure to foreign currency transaction and translation risks, we may purchase currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices. However, to date we have not done so.

          We are exposed to a certain level of interest rate risk.

     Interest on the principal amount of our borrowings under our revolving credit facility accrues at a fluctuating rate per year equal to the lesser of FCC's prime rate for commercial loans plus one percent (subject to a two percent increase upon the occurrence of an event of default under the loan agreement) or the maximum rate permitted by applicable law. Our results will be adversely affected by any increase in interest rates. For example, based on the current debt outstanding at March 31, 2003, an annual interest rate increase of 100 basis points would have increased interest expense and thus decrease our after tax profitability by $53. We do not hedge this interest rate exposure.

The following is a summary of our interest rate exposure at March 31, 2003:

                                                                  RATE
                                                                 ------

Borrowing under bank line of credit (variable rate)      $3,260   5.25% (1)
Term loan (fixed rate, due January 2005)                  2,000  11.00% (2)

(1) Represents weighted average rate at March 31, 2003

(2) Represents non-default fixed rate pursuant to agreement


ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The financial statements and supplementary data, together with the report thereon by our Independent Certified Public Accountants, are listed below in
Item 16: Exhibits, Financial Statement Schedules and Reports on Form 8-K and are filed with this report.

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


PART III

ITEM 10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Apart from certain information concerning our executive officers which is set forth in Part I of this report, other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on September 23, 2003, including the information set forth under the caption "Election of Directors."


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on September 23, 2003, including the information set forth under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of March 31, 2003:

                            EQUITY COMPENSATION PLAN INFORMATION

                                                                                NUMBER OF
                                                                               SECURITIES
                                                                                REMAINING
                                                                                AVAILABLE
                                                                               FOR FUTURE
                                                                                ISSUANCE
                                                                                  UNDER
                                          NUMBER OF                              EQUITY
                                       SECURITIES TO BE    WEIGHTED-AVERAGE   COMPENSATION
                                         ISSUED UPON        EXERCISE PRICE        PLANS
                                         EXERCISE OF        OF OUTSTANDING     (EXCLUDING
                                         OUTSTANDING           OPTIONS,        SECURITIES
                                      OPTIONS, WARRANTS      WARRANTS AND       REFLECTED
                                          AND RIGHTS            RIGHTS        IN COLUMN(A))
                                      ------------------  ------------------  -------------
                                             (A)                 (B)               (C)
                                      ------------------  ------------------
Equity compensation plans
approved by security holders
                                               1,710,970  $             4.59         76,630
Equity compensation plans not
approved by security holders
                                                       -                   -              -
                                      ------------------  ------------------  -------------
    Total                                      1,710,970  $             4.59         76,630


     The other information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on September 23, 2003, including the information set forth under the caption "Beneficial Ownership of Measurement Specialties Common Stock."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on September 23, 2003, including the information set forth under the caption "Executive Agreements and Related Transactions."

ITEM 14.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
     Within the 90-day period prior to the filing of this report, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are adequate, and have been consistently improving, but that certain improvements to our internal controls continue to be necessary to enable the company to record, process, summarize and report financial data in a more efficient manner.

     We have continued to make substantial improvements to our disclosure controls and procedures since the filing of our quarterly report on Form 10-Q for the three months ended December 31, 2002, including:

  - completion of a financial reporting system that consolidates our financial results in such a manner that serves both our external and internal reporting requirements which we intend to use as our primary financial reporting system for the fiscal year ending March 31, 2004;

  - consolidation of the financial information for our China manufacturing facility onto one information technology platform and general ledger; and

  -  hiring and retention of additional qualified financial reporting personnel.

(b)  Changes in internal controls.

     No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation discussed above.

     We intend to continue to evaluate our internal disclosure controls and procedures and implement improvements as required. More specifically, we are evaluating process and system changes to improve our budgeting, forecasting, performance reporting and prospecting/customer contact management.


ITEM  15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not Applicable

PART IV

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following consolidated financial statements and schedules are filed at the end of this report, beginning on page F-l. Other schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

          DOCUMENT                                                        PAGES
          Report of Independent Certified Public Accountants . . . . . .  F-1

          Consolidated Statements of Operations for the Years Ended
          March 31, 2003, 2002 and 2001. . . . . . . . . . . . . . . . .  F-2

          Consolidated Balance Sheets as of March 31, 2003 and 2002. . .  F-3 to F-4

          Consolidated Statements of Shareholders' Equity for the Years
          Ended March 31, 2003, 2002 and 2001. . . . . . . . . . . . . .  F-5

          Consolidated Statements of Cash Flows for the Years Ended. . .  F-6 to F-7
          March 31, 2003, 2002 and 2001

          Notes to Consolidated Financial Statements . . . . . . . . . .  F-8 to F-34

          Schedule II - Valuation and Qualifying Accounts, for the Years
          Ended March 31, 2003, 2002 and 2001. . . . . . . . . . . . . .  S-1


     (b)  Reports on Form 8-K

      We did not file any current reports on Form 8-K during the three months ended March 31, 2003.

     (c)  Exhibits


 EXHIBIT
 NUMBER     DESCRIPTION
---------  ------------------------------------------------------------------

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

10.1# Supply and Distribution Agreement dated September 26, 1997 between Korona GmbH & Co. KG and Measurement Specialties, Inc.

10.2##     Product Line Acquisition Agreement dated January 5, 2000 between
           Exeter Technologies, Inc., Dr. Michael Yaron and Measurement
           Specialties, Inc.

10.3###    Stock Purchase Agreement dated February 11, 2000 between
           Perkin-Elmer, Inc. and Measurement Specialties, Inc.

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

10.7***    Measurement Specialties, Inc.  1998 Stock Option Plan.

10.8+      Lease dated December 30, 1999 between Hollywood Place Company
           Limited and Measurement Limited for property in Kowloon, Hong
           Kong.

10.9+ Lease dated September 14, 1977 between Schaevitz E.M. Limited and Slough Trading Estate Limited for property in Slough, England.

10.10+     Deed of Variation dated July 14, 1992 of Lease between Slough
           Trading Estate Limited and Lucas Schaevitz Limited.

10.11+     Assignment of Lease, dated August 4, 2000,  from Lucas Schaevitz
           Limited to Measurement Specialties (England) Limited.

10.12+     License to Assign dated August 4, 2000 between Slough Trading
           Estate Limited, Lucas Schaevitz Limited, Measurement Specialties
           (England) Limited and Measurement Specialties, Inc. for property in Slough, England.

10.13+     First Amendment dated February 1, 2001 to Lease between
           Kelsey-Hayes Company and Measurement Specialties, Inc. for property in Hampton, Virginia.

10.14++    Lease Agreement dated May 20, 1986 between Semex, Inc. and
           Pennwalt Corporation and all amendments for property in Valley
           Forge, Pennsylvania.

10.15++    Lease Agreements for property in Shenzhen, China

10.16++    Lease dated August 4, 2000 between Kelsey-Hayes Company and
           Measurement Specialties, Inc. for property in Hampton, Virginia.

10.17++    Amended and Restated Revolving Credit, Term Loan and Security
           Agreement dated as of February 28, 2001 among Measurement
           Specialties, Inc., Measurement Specialties UK Limited, Summit
           Bank, The Chase Manhattan Bank and First Union National Bank as agent and all amendments.

10.18++    Agreement for the Purchase of the Share Capital of Terraillon
           Holdings Limited, dated 7 June 2001, among Hibernia Development
           Capital Partners  LLP, Hibernia Development Capital Partners II LLP,
           Fergal Mulchrone and Chris Duggan and Andrew Gleeson and
           Measurement Specialties, Inc.


10.19+ Supplemental Agreement, dated 11 July 2001, concerning the amendment of the Agreement for the Purchase of the Share Capital of Terraillon Holdings Limited, dated 7 June 2001.

10.20+++   Asset Purchase Agreement dated July 12, 2002 by and among Elmos
           Semiconductor AG, Silicon Microstructures, Inc., Measurement
           Specialties, Inc., and IC Sensors Inc.

10.21++++  Stock Purchase Agreement, dated as of September 18, 2002, by and between FUKUDA (Luxembourg) S.a.r.l. and Measurement Specialties,
           Inc.

10.22####  Forbearance Agreement, dated as of June     , 2002, by and among
           Wachovia Bank, National Association, for itself and as agent for
           Fleet National Bank and JP Morgan Chase Bank, Measurement
           Specialties, Inc., Measurement Specialties UK Limited, IC
           Sensors, Inc., Measurement Limited, Jingliang Electronics
           (Shenzhen) Co., Ltd. and Terraillon Holdings Limited.

10.23####  Agreement of Lease, commencing October 1, 2002, between Liberty
           Property Limited Partnership and Measurement Specialties, Inc.

10.24####  Sublease Agreement, dated August 1, 2002, between Quicksil, Inc.
           and Measurement Specialties, Inc.

10.25****  Senior Secured Note and Warrant Purchase Agreement, dated as of
           October 31, 2002, by and among Castletop Capital, LP and Measurement
           Specialties, Inc.

10.26****  Loan and Security Agreement, dated January 31, 2003, by and among
           Fleet Capital Corporation, Measurement Specialties, Inc. and IC
           Sensors, Inc.

10.27 Second Amendment to Loan and Security Agreement, effective as of the 11th day of April 2003, by and among Measurement Specialties, Inc., IC Sensor, Inc. and Fleet Capital Corporation

10.28      Second Amendment to Senior Secured Note and Warrant Purchase
           Agreement, dated April 11, 2003, among Castletop Capital, L. P.,
           Measurement Specialties, Inc. and I C Sensor, Inc.


21.1+      Subsidiaries.

23.1       Consent of Grant Thornton LLP.

99.1       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


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

#### Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on October 29, 2002 and incorporated herein by reference.

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

**** Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on February 12, 2003.

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

++++ Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on October 7, 2002 and incorporated herein by reference (including amendment thereto).

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEASUREMENT SPECIALTIES, INC.

By: /s/ FRANK GUIDONE
---------------------------
        Frank Guidone
    Chief Executive Officer

Date:  May 27, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                              Title                          Date
--------------------------  ---------------------------------------------  ------------
/s/ Frank Guidone           Chief Executive Officer and Director           May 27, 2003
--------------------------  (Principal Executive Officer)
Frank Guidone


/s/ John P. Hopkins         Chief Financial Officer (Principal Financial   May 27, 2003
--------------------------  Officer and Principal Accounting Officer)
John P. Hopkins


/s/ Morton L. Topfer        Chairman of the Board                          May 27, 2003
--------------------------
Morton L. Topfer


/s/ John D. Arnold          Director                                       May 27, 2003
--------------------------
John D. Arnold


/s/ Joseph R. Mallon, Jr.   Director                                       May 27, 2003
--------------------------
Joseph R. Mallon, Jr.


/s/ The Hon. Dan J. Samuel  Director                                       May 27, 2003
--------------------------
The Hon. Dan J. Samuel

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

Date: May 27, 2003                       /s/ Frank Guidone
                                         ------------------------------
                                         Name:  Frank Guidone
                                         Title: Chief Executive Officer

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

Date:  May 27, 2003                      /s/ John P. Hopkins
                                         ------------------------------
                                         Name:  John P. Hopkins
                                         Title: Chief Financial Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors of
Measurement Specialties, Inc.

We have audited the accompanying consolidated balance sheets of Measurement Specialties, Inc. and Subsidiaries (a New Jersey corporation) as of March 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Measurement Specialties, Inc. and Subsidiaries as of March 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the accompanying consolidated financial statements for the year ended March 31, 2001 have been restated. The effect of the restatement is disclosed in Note 3.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company incurred net losses of $9,097,000 and $29,047,000 for the fiscal years ended March 31, 2003 and 2002, respectively. Additionally, the Company is a defendant in a class action lawsuit and is also the subject of investigations being conducted by the Division of Enforcement of the United States Securities and Exchange Commission and the United States Attorney for the District of New Jersey. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") on April 1, 2001. In addition, as disclosed in notes 2, and 6, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on April 1, 2001.

We have also audited Schedule II for each of the three years in the period ended March 31, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.


GRANT THORNTON LLP


New York, New York
May 20, 2003

                                       MEASUREMENT SPECIALTIES,  INC
                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              FOR THE YEAR ENDED MARCH 31,
                                                                             ------------------------------
($IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)                            2003       2002       2001
                                                                             ---------  ---------  --------
                                                                                                 AS RESTATED
                                                                                                    NOTE 3
                                                                                                   --------
Net sales                                                                    $107,888   $ 96,790   $97,033
Cost of goods sold                                                             70,047     71,817    62,849
                                                                             ---------  ---------  --------
       Gross profit                                                            37,841     24,973    34,184
                                                                             ---------  ---------  --------
Operating expenses (income):
  Selling, general and administrative                                          34,225     33,555    27,420
  Litigation expense                                                            3,550          -         -
  Research and development                                                      3,622      6,946     5,720
  Customer funded development                                                    (367)    (1,784)   (4,132)
  Goodwill and other impairments                                                    -      4,417         -
  Restructuring costs                                                           1,219        955         -
                                                                             ---------  ---------  --------
     Total operating expenses                                                  42,249     44,089    29,008
                                                                             ---------  ---------  --------
        Operating income (loss)                                                (4,408)   (19,116)    5,176
  Interest expense, net                                                         2,075      2,371     2,634
   Gain on sale of Wafer Fab                                                     (159)         -         -
   Other expense (income)                                                        (468)       235      (928)
                                                                             ---------  ---------  --------
Income (loss) from continuing operations before income
    taxes and cumulative effect of accounting change                           (5,856)   (21,722)    3,470
    Income tax                                                                    467      2,512     1,008
                                                                             ---------  ---------  --------

Income (loss) from continuing operations before cumulative
    effect of accounting change                                                (6,323)   (24,234)    2,462
                                                                             ---------  ---------  --------

Discontinued operations:
     Loss from operations of discontinued units (net of income tax benefit)    (3,910)    (4,565)   (1,265)
     Gain on disposition of discontinued units (net of income tax benefit)      1,136          -         -
                                                                             ---------  ---------  --------

       Loss from discontinued units                                            (2,774)    (4,565)   (1,265)
                                                                             ---------  ---------  --------

Income (loss) before cumulative effect of accounting change                    (9,097)   (28,799)    1,197

Cumulative effect of accounting change, net of taxes                                -        248         -
                                                                             ---------  ---------  --------

Net income (loss)                                                            $ (9,097)  $(29,047)  $ 1,197
                                                                             =========  =========  ========

Income (loss) per common share - Basic
   Income (loss) from continuing operations                                  $  (0.53)  $  (2.30)  $  0.30
   Income (loss) from discontinued units                                        (0.23)     (0.43)    (0.15)
   Cumulative effect of accounting change                                           -      (0.02)        -
                                                                             ---------  ---------  --------
         Net income (loss)                                                   $  (0.76)  $  (2.76)  $  0.15
                                                                             =========  =========  ========

Income (loss) per common share - Diluted
   Income (loss) from continuing operations                                  $  (0.53)  $  (2.30)  $  0.27
   Income (loss) from discontinued units                                        (0.23)     (0.43)    (0.14)
   Cumulative effect of accounting change                                           -     ( 0.02)        -
                                                                             ---------  ---------  --------
         Net income (loss)                                                   $  (0.76)  $  (2.76)  $  0.13
                                                                             =========  =========  ========

Weighted average shares outstanding - Basic                                    11,911     10,531     8,144
                                                                             =========  =========  ========
Weighted average shares outstanding - Diluted                                  11,911     10,531     9,045
                                                                             =========  =========  ========

              The accompanying notes are an integral part of these
                       Consolidated financial statements.

                            MEASUREMENT SPECIALTIES, INC.
                             CONSOLIDATED BALANCE SHEETS


                                                              MARCH 31,   MARCH 31,
($IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                        2003        2002
------------------------------------------------------------  ----------  ----------

ASSETS

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                   $    2,694  $    3,760
  ACCOUNTS RECEIVABLE, TRADE, NET OF ALLOWANCE FOR DOUBTFUL
    ACCOUNTS OF $1,038 AND $658, RESPECTIVELY                     10,549      12,220
  INVENTORIES                                                     14,275      16,026
  ASSETS HELD FOR SALE                                                 -      36,632
  PREPAID EXPENSES AND OTHER CURRENT ASSETS                        1,885       2,088
                                                              ----------  ----------
    Total current assets                                          29,403      70,726
                                                              ----------  ----------

PROPERTY AND EQUIPMENT, NET                                       11,818      14,287
                                                              ----------  ----------

OTHER ASSETS:
  Goodwill                                                         4,191       4,191
  Deferred income taxes                                                -           -
  Other assets                                                       756         408
                                                              ----------  ----------
    Total other assets                                             4,947       4,599
                                                              ----------  ----------
  Total Assets                                                $   46,168  $   89,612
                                                              ==========  ==========

              The accompanying notes are an integral part of these
                       Consolidated financial statements.

                                 MEASUREMENT SPECIALTIES, INC.
                                 CONSOLIDATED BALANCE SHEETS


                                                                         MARCH 31,    MARCH 31,
($IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                  2003         2002
----------------------------------------------------------------------  -----------  -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  CURRENT PORTION OF LONG TERM DEBT                                     $    3,260   $   29,281
  ACCOUNTS PAYABLE                                                           9,846       13,232
  ACCRUED COMPENSATION                                                       1,207        1,435
  LIABILITIES HELD FOR SALE                                                      -       12,800
  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES                             5,744        4,875
  ACCRUED LITIGATION EXPENSES                                                3,550            -
                                                                        -----------  -----------
    TOTAL CURRENT LIABILITIES                                               23,607       61,623


OTHER LIABILITIES:
  LONG TERM DEBT                                                             2,000
  OTHER LIABILITIES                                                          1,615        1,162
                                                                        -----------  -----------
    TOTAL LIABILITIES                                                       27,222       62,785
                                                                        -----------  -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  SERIAL PREFERRED STOCK; 221,756 SHARES AUTHORIZED; NONE OUTSTANDING            -            -
  COMMON STOCK, NO PAR; 20,000,000 SHARES AUTHORIZED; 11,912,958 AND
    11,864,958 SHARES ISSUED AND OUTSTANDING, RESPECTIVELY                   5,502        5,502
  ADDITIONAL PAID-IN CAPITAL                                                43,197       42,346
  ACCUMULATED DEFICIT                                                      (29,683)     (20,586)
  ACCUMULATED OTHER COMPREHENSIVE LOSS                                         (70)        (435)
                                                                        -----------  -----------
           TOTAL SHAREHOLDERS' EQUITY                                       18,946       26,827
                                                                        -----------  -----------
                                                                        $   46,168   $   89,612
                                                                        ===========  ===========

              The accompanying notes are an integral part of these
                       Consolidated financial statements.

                                                   MEASUREMENT SPECIALTIES, INC.
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                         FOR THE YEAR ENDED MARCH 31, 2003, 2002, AND 2001


                                                                                Accumulated
                                                                    Additional   Retained      Other
                                                           Common     paid-in    Earnings  Comprehensive             Comprehensive
($IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                    stock     capital   (Deficit)       Loss       Total     Income (Loss)
--------------------------------------------------------  ---------  ---------  ----------  -----------  ---------  --------------
BALANCE, APRIL 1, 2000                                    $  5,502   $  2,042   $   7,264   $       (1)  $ 14,807
                                                          ---------  ---------  ----------  -----------  ---------
  Comprehensive income, March 31, 2001:
   Net income, as restated                                       -          -       1,197            -      1,197   $       1,197
  Currency translation adjustment                                -          -           -          (14)       (14)            (14)
                                                                                                                    --------------
  Comprehensive income, as restated                              -          -           -            -          -   $       1,183
                                                                                                                    ==============
Tax benefit on exercise of options                               -        924           -            -        924
353,500 common shares issued upon exercise of options            -        803           -            -        803
                                                          ---------  ---------  ----------  -----------  ---------
BALANCE, MARCH 31, 2001                                      5,502      3,769       8,461          (15)    17,717
  Comprehensive loss, March 31, 2002:
   Net loss                                                      -          -     (29,047)           -    (29,047)  $     (29,047)
   Currency translation adjustment                               -          -           -         (420)      (420)           (420)
                                                                                                                    --------------
  Comprehensive loss                                                                                                $     (29,467)
                                                                                                                    ==============
  Reversal of tax benefit on exercise of options                 -     (1,534)          -            -     (1,534)
  2,530,000 common shares issued in secondary
  offering, net of expenses                                      -     30,874           -            -     30,874
  503,692 common shares issued upon acquisition                  -      6,800           -            -      6,800
  182,434 common shares issued upon exercise of options          -        429           -            -        429
  315,492 common shares issued in private placement              -      2,008           -            -      2,008
                                                          ---------  ---------  ----------  -----------  ---------
BALANCE, MARCH 31, 2002                                      5,502     42,346     (20,586)        (435)    26,827
  Comprehensive income (loss):
   Net (loss)                                                    -          -      (9,097)           -     (9,097)  $      (9,097)
   Currency translation adjustment - effect of
     disposal of Terraillon                                      -          -           -          365        365   $         365
                                                                                                                    --------------
  Comprehensive loss                                             -          -           -            -          -   $      (8,732)
                                                                                                                    ==============
  Proceeds from exercise of stock options                        -        134           -            -        134
  Warrants issued for professional service                       -        265           -            -        265
  Warrants issued for debt                                       -        452           -            -        452
                                                          ---------  ---------  ----------  -----------  ---------
BALANCE, MARCH 31, 2003                                   $  5,502   $ 43,197   $ (29,683)  $      (70)  $ 18,946
                                                          =========  =========  ==========  ===========  =========

              The accompanying notes are an integral part of these
                       Consolidated financial statements.

                               MEASUREMENT SPECIALTIES, INC
                           CONSOLIDATED STATEMENTS OF CASH FLOWS


(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                         MARCH 31,
                                                          ---------------------------------
                                                             2003        2002       2001
                                                          ----------  ----------  ---------
                                                                                 As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:                                               Note 3
                                                                                  ---------
  Net income (loss)                                       $  (9,097)  $ (29,047)  $  1,197
  Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
      Loss from discontinued operations                       3,910       4,565      1,265
      Depreciation and amortization                           3,331       4,549      2,570
      Deferred rent                                              17         126        178
      Warrants issued for professional services                 265           -          -
      Amortization of debt discount                             452           -          -
      Goodwill and other impairments                              -       4,062          -
      Gain on sale of Wafer Fab                                (159)          -          -
      Gain on sale of Discontinued Units                     (1,136)          -          -
      Provision for writedown of assets                         656         188          -
      Provision for doubtful accounts                           842         809        698
      Provision for warranty                                    641         614        572
      Reversal of tax benefit on exercise of options              -      (1,534)         -
      Deferred income taxes                                       -       2,650       (947)
      Tax benefit on exercise of stock options                    -           -        924
      Net changes in operating assets and liabilities:            -           -          -
        Accounts receivable, trade                              829        (251)    (1,284)
        Inventories                                           1,751       6,230     (9,638)
        Prepaid expenses and other current assets               203      (1,106)      (301)
        Other assets                                            (57)      1,587       (513)
        Accounts payable, trade                              (3,386)      1,822      1,318
        Accrued expenses and other liabilities                  435      (1,341)      (162)
        Accrued litigation expenses                           3,550           -          -
                                                          ----------  ----------  ---------
    Net cash provided by (used in) operating activities       3,047      (6,077)    (4,123)
                                                          ----------  ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                        (1,518)     (2,366)    (5,653)
  Proceeds from sale of Wafer Fab                             3,370           -          -
  Proceeds from sale of Terraillon                           18,197           -          -
  Cash received from receiver                                 1,064           -          -
  Purchases of intangible assets                                  -           -        (40)
  Acquisition of business, net of cash acquired                   -      (9,704)   (13,594)
                                                          ----------  ----------  ---------
    Net cash provided by (used in) investing activities      21,113     (12,070)   (19,287)
                                                          ----------  ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under secured note                               9,300           -          -
  Repayment under secured note                               (7,300)          -          -
  Borrowing under bank line of credit agreements             20,568      23,632     14,736
  Repayments under bank line of credit agreements           (46,371)    (14,935)         -
  Repayments under capital lease obligations                   (218)       (597)         -
  Proceeds from long term debt                                    -           -     25,000
  Repayment of long term debt                                     -     (13,836)   (13,000)
  Payment of deferred financing costs (net)                    (291)       (231)         -
  Warrants issued for debt                                        -           -          -
  Proceeds from exercise of options and warrants                134         429        803
  Proceeds from issuance of common stock                          -      32,882          -
                                                          ----------  ----------  ---------
    Net cash provided by (used in) financing activities     (24,178)     27,344     27,539
                                                          ----------  ----------  ---------
Effect of exchange rates                                        365        (420)         -


Net change in cash and cash equivalents                         347       8,777      4,129
Cash used in discontinued operations                         (1,413)     (5,483)    (5,545)

Cash and cash equivalents, beginning of year                  3,760         466       1882

                                                          ----------  ----------  ---------
Cash and cash equivalents, end of year                    $   2,694   $   3,760   $    466
                                                          ==========  ==========  =========

Supplemental Cash Flow Information:
Cash paid (refunded) during the year for:
  Interest                                                $   2,582   $   2,818   $  2,409
  Taxes                                                        (588)        621        817
Non cash financing and investing transactions:
Issuance of common stock for acquisition                          -       6,800          -

              The accompanying notes are an integral part of these
                       Consolidated financial statements.

MEASUREMENT SPECIALTIES INC.

Notes to Consolidated Financial Statements

MARCH 31, 2003

($ IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1.   DESCRIPTION OF BUSINESS AND LIQUIDITY:

DESCRIPTION OF BUSINESS:

     Measurement Specialties, Inc., a New Jersey Corporation, ("MSI" or "the Company") is a designer and manufacturer of sensors and sensor-based consumer products. The Company produces a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics, including pressure, motion, force, displacement, angle, flow and distance. The Company has a Sensor segment and a Consumer Products segment. The Sensor segment designs and manufactures sensors for original equipment manufacturers for use in electronic, automotive, medical, military and industrial applications. Sensor products include pressure sensors, custom microstructures and accelerometers. The Consumer Products segment designs and manufactures sensor based consumer products, which are sold to leading retailers and distributors in both the United States and Europe. Consumer products include bathroom and kitchen scales, tire pressure gauges, kitchen tools and distance estimators ("See Note 17").
We sell our products primarily in North America and Western Europe.

LIQUIDITY AND GOING CONCERN:

     The Company incurred net losses of $9,097 and $ 29,047 for the fiscal years ended March 31, 2003 and 2002, respectively. During this period, the Company has incurred significant expenses for professional fees related to the Company's restructuring and pending litigation, certain of which are likely to continue, in somewhat reduced amounts, for the foreseeable future.

     The Company is currently the defendant in several pending lawsuits, including a securities class action lawsuit. The Company is also the subject of a formal investigation being conducted by the Division of Enforcement of the United States Securities and Exchange Commission. The Company may incur significant additional liabilities as a result of these pending legal proceedings.

     The Company's revolving credit facility may not be available or adequate to fund operations and losses, if any, capital expenditures or the amounts, if any, to be paid in settlement of, or for judgments related to, the Company's pending legal proceedings. Under the terms of our credit agreement, the Company is prohibited from making any cash payment in settlement of any litigation unless, after giving effect to such payment and for a period of 30 consecutive days prior thereto, availability under the credit facility is not less than $1,500. Moreover, the Company is prohibited from making any cash payment in settlement of the class action lawsuit, the DeWelt litigation or the Hibernia litigation without the prior written consent of the lender under our revolving credit facility.

     The Company's cash and amounts available under the Company's revolving credit facility may not be sufficient to satisfy the obligations discussed above. If the Company is unable to satisfy these obligations, the Company may need to explore other fund raising alternatives, including the sale of assets or equity securities. No assurance, however, can be given that the Company will be able to successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to the Company, that they will enable the Company to satisfy its obligations or that such actions will be permitted under the Company's credit agreement. Additionally, any sale of equity securities will dilute existing shareholders and may be at prices that are substantially lower than current market prices. If the Company is unable to satisfy its loss contingencies and, if necessary does not obtain additional funds, the Company will likely be unable to continue operations, or the Company will be compelled to restructure its obligations in a bankruptcy proceeding under Title 11 of the United States Code.

     The Company is actively defending this litigation and will continue to implement its plans to improve operating results.

     As a result of the matters described in the preceding paragraphs, the Report of Independent Certified Public Accountants on the Company's consolidated financial statements includes a paragraph indicating that these factors raise substantial doubt about its ability to continue as a going concern. The Company's consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of MSI and its wholly-owned subsidiaries (the "Subsidiaries"): Measurement Limited, organized in Hong Kong ("ML"); Jingliang Electronics (Shenzhen) Co. Ltd. ("JL"), organized in the People's Republic of China ("China"); IC Sensors Inc., a California corporation ("IC Sensors"); Measurement Specialties, U.K. Limited ("Schaevitz UK"), organized in the United Kingdom; and Terraillon Holdings Limited, organized in Ireland, and its wholly-owned subsidiaries ("Terraillon"); all collectively referred to as the "Company." As discussed in Note 7, the Company placed Schaevitz UK in receivership in June 2002 and sold Terraillon in September 2002. Accordingly, the results from these operations until June 2002 and September 2002, respectively, are reflected as discontinued operations from their respective dates of acquisition for all periods presented. All significant intercompany balances and transactions have been eliminated.


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

CASH AND CASH EQUIVALENTS:

     The Company considers highly liquid investments with maturities of up to three months, when purchased to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Cash equivalents and short-term debt are carried at cost, which approximates fair value due to the short-term nature of such instruments. Long-term debt is carried at cost, which management believes approximates fair value because the interest rate on such instruments approximates market yields at March 31, 2003.

INVENTORIES:

     Inventories are stated at the lower of cost or estimated market value. The FIFO (first-in, first-out) method is utilized to determine cost for the Company's inventories.

     The Company makes purchasing decisions principally based upon firm sales orders from customers, the availability and pricing of raw materials and projected customer requirements. Future events that could adversely affect these decisions and result in significant charges to its operations include slowdown in customer demand, customer delay in the issuance of sales orders, miscalculation of customer requirements, technology changes that render raw materials and finished goods obsolete, loss of customers and/or cancellation of sales orders. The Company establishes reserves for inventories to recognize estimated obsolescence and unusable items on a continual basis. Market conditions surrounding products are also considered periodically to determine if there are any net realizable valuation matters, which would require a write down of any related inventories. If market or technological conditions change, it may result in additional inventory reserves and write-downs, which would be accounted for in the period of change.

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

INCOME TAXES:

     Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of existing assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided in order to reduce deferred tax assets to the amounts that can reasonably be expected to be realized.

     Tax benefits from early disposition of the stock acquired by employees from the exercise of incentive stock options or non-qualified stock options are credited to additional paid-in capital.

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

GOODWILL:

     Prior to adoption of SFAS 142 on April 1, 2001, the Company amortized goodwill over its estimated useful life and evaluated goodwill for impairment in conjunction with its other long-lived assets. See "Long-lived assets" below for further information.

The Company adopted SFAS No. 142 as of April 1, 2001 and ceased amortizing goodwill. In connection with its restructuring program (See Note 12), the Company performed additional impairment tests during the year ended March 31, 2002 that resulted in an impairment charge of $7,479 in the fourth quarter of such fiscal year of which $4,417 related to continuing operations and $3,062 related to discontinued operations. As of March 31, 2003, the Company has reevaluated the impact of SFAS No. 142 on its goodwill, and no additional impairment charges were deemed necessary. See Note 6 for further discussion of the impact of SFAS No. 142 on the Company's financial position and results of operations.

     Management assesses goodwill for impairment at the reporting unit level on an annual basis or more frequently under certain circumstances. Such circumstances include (i) significant adverse change in legal factors or in the business climate, (ii) an adverse action or assessment by a regulator, (iii) unanticipated competition, (iv) a loss of key personnel, (v) a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, and (vi) recognition of an impairment loss in a subsidiary that is a component of a reporting unit. Management must make assumptions regarding estimating the fair value of the Company's reporting units. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges would be included in general and administrative expenses in the Company's statements of operations, and would result in reduced carrying amounts of the goodwill.

LONG-LIVED ASSETS:

     The Company adopted SFAS 144 as of April 1, 2002. Adoption of this statement did not have a material affect on the financial position or results of operations. Management assesses the recoverability of its long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in the Company's stock price for a sustained period; and (iv) a change in the Company's market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using a projected discounted cash flow method. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges would be included in general and administrative expenses in the Company's statements of operations, and would result in reduced carrying amounts of the related assets on the Company's balance sheets.


REVENUE RECOGNITION:

     Revenue is recorded when products are shipped, at which time title generally passes to the customer. Certain consumer products may be sold with a provision allowing the customer to return a portion of products. Upon shipment, the Company provides for allowances for returns and warranties based upon historical and estimated return rates. The amount of actual returns could differ from Company estimates. Changes in estimated returns would be accounted for in the period of change.

     The Company utilizes manufacturing representatives as sales agents for certain of its products. Such representatives do not receive orders directly from customers, take title to or physical possession of products, or invoice customers. Accordingly, revenue is recognized upon shipment to the customer.

     Certain consumer products are sold under "private label" arrangements with various distributors. Such products are manufactured to the distributor's specifications. The Company is not responsible for the ultimate sale to third party customers and therefore records revenue upon shipment to the distributor. Promotional rebates and other consideration provided to customers are reflected as a reduction in revenue.


ACCOUNTS RECEIVABLE:

     The majority of the Company's accounts receivable are due from retailers and manufacturers of electronic, automotive, military and industrial products. Credit is extended based on an evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers net of allowances for doubtful accounts and other sales allowances. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required. Actual uncollectible accounts could exceed the Company's estimates and changes to its estimates will be accounted for in the period of change.


SHIPPING AND HANDLING:

     The Company generally does not bill shipping and handling fees to its customers. Shipping and handling costs are recorded in cost of sales.

ADVERTISING COSTS:

     Advertising costs are included in selling, general and administrative expenses and are expensed when the advertising or promotion is published. Advertising expenses for the years ended March 31, 2003, 2002 and 2001 were approximately $539, $831 and $875, respectively.

ACQUISITIONS:

     The Company acquired Terraillon in August 2001, Schaevitz Sensors in August 2000 and IC Sensors in February 2000. These business combinations were accounted for using the purchase method of accounting. Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141 (which is effective for all business combinations completed after June 30, 2001). In June 2002, the Company placed "Schaevitz UK", previously a component of the Company's Sensor segment, into receivership; in July 2002, the Company sold the assets related to its silicon wafer fab manufacturing operation in Milpitas, CA; and in September 2002, the Company sold all of the outstanding stock of Terraillon. See Note 7 .

     In all acquisitions, the purchase price of the acquired business was allocated to the assets acquired and liabilities assumed at their fair values on the date of the acquisition. The fair values of these items were based upon management's estimates and, in certain cases, with the assistance of an independent professional valuation firm. Certain of the acquired assets were intangible in nature, including trademarks. Management employed an independent valuation firm to assist in determining the fair value of these intangible assets. The excess purchase price over the amounts allocated to the assets was recorded as goodwill.

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

WARRANTY RESERVE:

     The Company's sensor and consumer products generally are marketed under warranties to end users of up to ten years. Factors affecting the Company's warranty liability include the number of products sold and historical and anticipated rates of claims and cost per claim. The Company provides for estimated product warranty obligations at the time of sale, based on its historical warranty claims experience and assumptions about future warranty claims. This estimate is susceptible to changes in the near term based on introductions of new products, product quality improvements and changes in end user application and/or behavior.

     The following table summarizes the warranty reserve:

                                                        YEAR ENDED MARCH 31,
                                                       ----------------------
                                                        2003    2002    2001
                                                       ------  ------  ------
     Total Warranty Reserve (Beginning)                $(685)  $(619)  $(410)
     Expense for Warranties issued during the period    (641)   (614)   (572)
     Costs to repair products                            154     111       -
     Costs to replace products                           410     437     363
                                                       ------  ------  ------
     Total Warranty Reserve (Ending)                   $(762)  $(685)  $(619)
                                                       ======  ======  ======

COMPREHENSIVE INCOME (LOSS):

     Comprehensive income (loss) consists of net earnings or loss for the period and the impact of unrealized foreign currency translation adjustments.

STOCK BASED COMPENSATION:

     The Company has two stock-based employee compensation plans, which are described more fully in Note 15. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its plans. There was no compensation expense recognized in 2003, 2002 and 2001 as a result of options issued with an exercise price below the underlying stock's market price. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation", using the assumptions described in Note 15, to its stock-based employee plans.

                                                      YEAR ENDED MARCH 31,
                                                   ---------------------------
                                                     2003      2002      2001
                                                   --------  ---------  ------
Net income (loss), as reported                     $(9,097)  $(29,047)  $1,197
Add:  Stock-based employee compensation
  expense included in reported net                       -          -        -
  income, net of related tax effects

Deduct:  Total stock-based employee compensation
  expense determined under fair value based
  method for awards granted, modified, or
  settled, net of related tax effects                  640        139    1,010
                                                   --------  ---------  ------
Pro forma net income (loss)                        $(9,737)  $(29,186)  $  187
                                                   ========  =========  ======

Net income (loss) per share:
  Basic - as reported                              $ (0.76)  $  (2.76)  $ 0.15
  Basic - pro forma                                  (0.82)     (2.77)    0.02
  Diluted - as reported                              (0.76)     (2.76)    0.13
  Diluted - pro forma                                (0.82)     (2.77)    0.02

LEASES:

     The Company follows SFAS No. 13, "Accounting for leases" to account for its operating and capital leases. In accordance with SFAS No. 13, lease costs, including escalations, are provided for using the straight-line basis over the lease period.

DERIVATIVE INSTRUMENTS:

     From time to time, the Company utilizes derivative financial instruments to reduce interest rate and foreign currency risks. The Company does not hold or issue derivative financial instruments for trading purposes. The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on April 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The Company did not qualify for hedge accounting for its interest rate swap. During the year ended March 31, 2002, an aggregate of $871 was reflected in the income statement related to an interest rate swap. Of such amount, $623 was reflected as interest expense and $248 was recorded as the cumulative effect of the adoption of the accounting principle. The fair value of the swap at March 31, 2002 was included in accrued expenses.

     As part of the Company's refinancing plan, in October 2002 all derivative financial instruments were satisfied. The cost of these financial instruments for the fiscal year ended March 31, 2003 was $154 and has been included in interest expense.

     Terraillon had certain foreign currency derivatives which effects are included in discontinued operations for all periods presented.

RECLASSIFICATIONS:

     Certain reclassifications have been made to conform prior years' financial statements to the current year's presentation.

RECENT ACCOUNTING PRONOUNCEMENTS:

               On May 15, 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150), which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stocks and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact that SFAS 150 will have on its consolidated financial position and results of operations when adopted.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of FASB Statement No. 123". The standard amends FASB statement No 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for voluntary change to fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002 and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The Company has elected to continue accounting for stock-based compensation using the intrinsic value method. However, the Company has adopted the new disclosure requirements specified under SFAS No. 148.

     On July 29, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will apply SFAS 146 prospectively to exit or disposal activities initiated after December 31, 2002. The Company has no current exit or disposal activities that fall under the provision of SFAS 146.

     Prior to December 31, 2002, the Company's policy was to accrue restructuring and other costs at commitment date of a plan in accordance with the provisions of Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." Accordingly, the Company has provided for certain restructuring costs during the years ended March 31, 2003 and 2002. (See Notes 7 and 12 ).

     In 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The Statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item net of related income tax effect. SFAS No. 145 also amends Statement 13 to require that certain lease modifications having economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement is effective for fiscal years beginning after May 15, 2002. The Company does not expect this Statement will have a material effect on its financial position or results of operations. The Company will implement SFAS No. 145 in the fiscal quarter ending June 30, 2003.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated assets' retirement costs. The Company was required to implement SFAS No. 143 on April 1, 2003. The Company does not expect this standard to have a material impact on its consolidated financial position or results of operations.

     In November 2002, FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company's guarantees have historically consisted of warranty provisions and the Company does not anticipate FIN 45 will have a material effect on its financial statements for the year ended March 31, 2004. Disclosures required by FIN 45 are included in the accompanying financial statements.

     In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. The Company does not believe that the adoption of FIN46 will have a material effect on its financial position or results of operations.

     In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The Company has not determined the effect of adoption of EITF 00-21 on its financial statements or the method of adoption it will use.


3.  RESTATEMENT:

     Based on the advice of its auditors and after discussion with the Securities and Exchange Commission, the Company determined it was necessary to conduct a thorough re-examination of its historical determination of inventory values and cost of goods sold. As a result of additional procedures employed, a number of errors in the Company's historical inventory valuation relating to the absorption of manufacturing costs were discovered. Each of the Company's business units experienced various types of calculation and application errors. These errors varied by quarter, type and cause. The errors and causes thereof are included in the following general categories:

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

     Accordingly, the Company has restated its financial statements for the fiscal year ended March 31, 2001 and the Company's previously issued selected financial information for each of the quarterly periods in the fiscal year ended March 31, 2001 and the first three quarters in the fiscal year ended March 31, 2002. The effect of the restatement was a reduction of the Company's previously reported inventory values and operating income and a corresponding increase to costs of goods sold aggregating approximately $8,200 for the fiscal year ended March 31, 2001.

     In connection with the restatement and due in part to the cessation of operations of Arthur Andersen LLP, the previous auditors of the Company's financial statements for the fiscal year ended March 31, 2001, the Company requested its current auditors to conduct a reaudit of its financial statements for the fiscal year ended March 31, 2001. The reaudit resulted in the following additional adjustments: reclassification of certain costs included in selling, general, and administrative expenses to revenue of $1,009; acceleration of amortization of deferred financing costs relating to the Company's bank loan in the amount of $667; expensing of unallocated acquisition costs of $439; straight-lining of lease expense in accordance with SFAS No. 13 in the amount of $178; and certain other adjustments. As a result of all the above adjustments, the Company recalculated its tax provision resulting in a benefit of $1,821.

                                                            FISCAL YEAR ENDED MARCH 31, 2001
                                                       -----------------------------------------
                                                                                  AS RESTATED,
                                                                                  ADJUSTED FOR
                                                        PREVIOUSLY       AS       DISCONTINUED
                                                         REPORTED     RESTATED   OPERATIONS (1)
                                                       -------------  ---------  ---------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
  Sales                                                $     103,095  $ 101,975  $       97,033
  Cost of goods sold                                          58,782     66,938          62,849
  Gross profit                                                44,313     35,037          34,184
  Selling, general and administrative                         29,232     29,541          27,420
  Income from continuing operations
    before income taxes and cumulative
    effect of accounting change                               11,790      2,205           3,470
  Provision for income taxes                                   2,829      1,008           1,008
  Income from continuing operations
    before cumulative effect of accounting change              8,961      1,197           2,462
  Income (Loss) from operations of discontinued units              -          -          (1,265)
  Income before cumulative effect of
    accounting change                                          8,961      1,197           1,197
  Cumulative effect of accounting change, net
    of taxes                                                       -          -
  Net Income                                                   8,961      1,197           1,197
  Income per common share:
    Basic                                                       1.10       0.15            0.15
    Diluted                                                     0.99       0.13            0.13

See Note 7, for discussion of discontinued operations.

     The consolidated financial statements for the fiscal years ended March 31, 2003, 2002 and 2001 include only the results of our ongoing operations Accordingly, Terraillon and Schaevitz UK are classified as discontinued operations in the consolidated financial results for all periods presented.

4.  INVENTORIES

INVENTORIES ARE SUMMARIZED AS FOLLOWS:

                     MARCH 31,
                 ----------------
                   2003     2002
                 -------  -------
RAW MATERIALS    $ 6,930  $ 7,111
WORK-IN-PROCESS    2,630    1,986
FINISHED GOODS     4,715    6,929
                 -------  -------
                 $14,275  $16,026
                 =======  =======

Inventory reserves were $4,996 and $5,106 as of March 31, 2003 and 2002, respectively.

5.  PROPERTY  AND  EQUIPMENT:

Property and equipment are summarized as follows:

                                                                     March 31,
                                                 -------------------------------------------------
                                                   2003       2002             Useful Life
                                                 ---------  ---------  ---------------------------
Production machinery and equipment               $ 13,800   $ 18,006   5-7 years
Tooling costs                                       3,579      2,946   5-7 years
Furniture and equipment                             4,922      4,649   3-10 years
Leasehold improvements                              1,721      2,209   Remaining term of the lease
Construction in progress                              283      1,203                             -
                                                 ---------  ---------
   Total                                           24,305     29,013

Less: accumulated depreciation and amortization   (12,487)   (14,726)
                                                 ---------  ---------
                                                 $ 11,818   $ 14,287
                                                 =========  =========

     Depreciation expense was $3,002, $3,608 and $2,539 for the years ended March 31, 2003, 2002, and 2001, respectively.

6.  GOODWILL  AND  INTANGIBLES

     The Company adopted SFAS 142 effective April 1, 2001 and discontinued amortizing goodwill. The changes in the carrying value of goodwill for the years ended March 31, 2003, 2002, 2001 and 2000 are as follows:

                                SENSORS    CONSUMER    TOTAL
                               ---------  ----------  --------
BALANCE AS OF MARCH 31, 2000   $  4,687   $     914   $ 5,601
Purchase business combination     3,315                 3,315
Goodwill Amortization              (431)       (135)     (566)
                               ---------  ----------  --------
BALANCE AS OF MARCH 31, 2001      7,571         779     8,350
Purchase business combination                               -
Impairment loss                  (3,353)       (779)   (4,132)
Other                               (27)                  (27)
                               ---------  ----------  --------
BALANCE AS OF MARCH 31, 2002      4,191           -     4,191
Impairment loss                                             -
                               ---------  ----------  --------
BALANCE AS OF MARCH 31, 2003   $  4,191   $       -   $ 4,191
                               =========  ==========  ========


     During the fiscal quarter ended March 31, 2002, management and the Company's Board of Directors, after considering ongoing operating losses, approved a restructuring program. As a result of the Company's evaluation of its businesses and its restructuring plan, management, with the assistance of valuation experts, performed impairment tests for the Company's reporting units and concluded that impairment charges were required for certain reporting units. The impairments related primarily to the Company's Schaevitz and Schaevitz UK reporting units. Fair value of the Company's reporting units was determined using the implied fair value approach. Impairment losses of $4,417, which includes $285 relating to sensor division patents, are included on a separate line item in continuing operations and impairment losses related to discontinued operations of $3,062 are reflected in discontinued operations (See Note 7). This process was completed in the fiscal quarter ended June 30, 2002 and was repeated in the fiscal quarter ended March 31, 2003. According to the guidelines established under SFAS 142, there was no impairment issue for its reporting units. At March 31, 2003, fair value of the Company's reporting units was determined using the implied fair value approach.

     Other identifiable intangible assets with finite lives, which are included in other assets, consisting of patents with gross value of $171 and accumulated amortization of $90, with a net book value of $81, are amortized over a period of 6 years. Amortization expense for the years ended March 31, 2003, 2002 and 2001 was $29, $61 and $0, respectively. Amortization expense is expected to be $29 per year through 2006.

     The following table provides comparative disclosure of adjusted net income excluding goodwill amortization expense, net of taxes, for the periods presented:

                                                                                               FOR THE YEARS ENDED MARCH 31,
                                                                                          ----------------------------------------
                                                                                              2003          2002         2001
                                                                                          -------------  ----------  -------------
                                                                                                                     AS RESTATED
                                                                                                                     (SEE NOTE 3)
                                                                                                                     -------------
Income (loss) from continuing operations before cumulative effect of accounting changes,
as reported                                                                               $     (6,323)  $ (24,234)  $      2,462
Goodwill amortization                                                                                -           -            566
                                                                                          -------------  ----------  -------------
Income (loss) from continuing operations before cumulative effect of accounting changes,
as adjusted                                                                               $     (6,323)  $ (24,234)  $      3,028
                                                                                          =============  ==========  =============

Net income (loss), as reported                                                            $     (9,097)  $ (29,047)  $      1,197
Goodwill amortization                                                                                -           -            566
                                                                                          -------------  ----------  -------------
NET INCOME (LOSS), AS ADJUSTED                                                            $     (9,097)  $ (29,047)  $      1,763
                                                                                          =============  ==========  =============

Income (loss) from continuing operations before cumulative effect of accounting change, per share:
   Basic, as reported                                                                     $      (0.53)  $   (2.30)  $       0.30
   Goodwill amortization                                                                             -           -           0.07
                                                                                          -------------  ----------  -------------
   Basic, as adjusted                                                                     $      (0.53)  $   (2.30)  $       0.37
                                                                                          =============  ==========  =============
   Diluted, as reported                                                                   $      (0.53)  $   (2.30)  $       0.27
   Goodwill amortization                                                                             -           -           0.07
                                                                                          -------------  ----------  -------------
   Diluted, as adjusted                                                                   $      (0.53)  $   (2.30)  $       0.34
                                                                                          =============  ==========  =============

Net income (loss) per share
   Basic net income (loss) per share, as reported                                         $      (0.76)  $   (2.76)  $       0.15
   Goodwill amortization                                                                             -           -           0.07
                                                                                          -------------  ----------  -------------
   Net income (loss) per share, as adjusted                                               $      (0.76)  $   (2.76)  $       0.22
                                                                                          =============  ==========  =============
   Diluted net income (loss) per share, as reported                                       $      (0.76)  $   (2.76)  $       0.13
   Goodwill amortization                                                                             -           -           0.07
                                                                                          -------------  ----------  -------------
   DILUTED NET INCOME (LOSS) PER SHARE, AS ADJUSTED                                       $      (0.76)  $   (2.76)  $       0.20
                                                                                          =============  ==========  =============

7. DISCONTINUED OPERATIONS, ASSETS AND LIABILITIES HELD FOR SALE, AND GAIN ON SALE OF ASSETS AND DISCOUNTINED UNITS:

BACKGROUND: The Company adopted FAS 144 on April 1, 2002 (See Note 2). As more fully discussed below, the Company sold all of the outstanding stock of Terraillon, previously a component of the Company's Consumer Products segment, in September 2002, and placed Schaevitz UK previously a component of the Company's Sensor segment, into receivership in June 2002. The Company sold the assets, principally property and equipment, related to its IC Sensors silicon wafer fab manufacturing operations, previously a component of the Company's Sensor segment, in July 2002. The assets held for sale in the amount of $36,632, and liabilities held for sale in the amount of $12,800 at March 31, 2002, respectively, represent the assets and liabilities from these operations. Since these businesses were disposed of by March 31, 2003, all of the assets and liabilities have been removed from the balance sheet. The amounts for Terraillon and Schaevitz UK on the consolidated statements of operations for the fiscal years ended March 31, 2003, 2002 and 2001 have been reclassified as discontinued operations to reflect the disposal of these operating units.

SCHAEVITZ UK: In August 2000, the Company acquired Schaevitz Sensors ("Schaevitz") from TRW Components, Inc. Schaevitz designs and manufacturers a variety of tilt, displacement, and pressure transducers and transmitters in the United States and Europe that are sold worldwide. The acquisition was accounted for as a purchase. The aggregate cash paid was $17,860 (including payment to TRW Components Inc. of $16,775 and closing costs of $1,085).

The Company placed Schaevitz UK into receivership on June 5, 2002 pursuant to the terms of a Mortgage Debenture dated February 28, 2001, as the Company was no longer in a position to support its losses. Schaevitz UK's landlord has a potential dilapidations claim of up to 350 Pounds Sterling (approximately $563 based on market exchange rates as of May 13, 2003) against Schaevitz UK that arose on the expiration of the lease of 543/544 Ipswich Road Trading Estate, Slough, Berkshire, England on June 23, 2002. The Company is currently in negotiations with the landlord regarding this matter. The amounts for Schaevitz UK on the consolidated statements of operations for the fiscal years ended March 31, 2003, 2002 and 2001 have been reclassified as discontinued operations to reflect the disposal of this operatiing unit. During the fiscal year ended March 31, 2003, the Company incurred $3,511 of costs and expenses in connection with the liquidation of Schaevitz UK, which consisted of writedown of prepaid pension costs of $2,309 and receiver and other costs of $1,202. The amount recovered from the liquidation was approximately $1,064, of which $439 is reflected as gain on disposal of discontinued units.

IC SENSORS: On February 14, 2000, the Company acquired IC Sensors, Inc. from Perkin-Elmer, Inc. IC Sensor's designs, manufactures and markets micromachined silicon pressure sensors, accelerometers and microstructures. The acquisition was accounted for as a purchase. The aggregate cash paid was $12,368 (including payment to Perkin-Elmer of $12,000 and closing costs of $368).

In July 2002, the Company sold the assets, principally property and equipment, related to its silicon wafer fab manufacturing operation in Milpitas, CA to Silicon Microstructures, Inc. (SMI), a wholly-owned subsidiary of Elmos Semiconductor AG. The wafer fab operation was formerly part of the Company's IC Sensors division. The price paid by SMI for the assets was approximately $5,250, consisting of approximately $3,370 in cash and $1,880 in prepaid credit for products and services, subject to reduction under certain circumstances. Approximately $900 of the cash purchase price was used to satisfy an outstanding equipment lease obligation. The prepaid credit for products and services, if utilized, will be accounted as a component of wafer costs. The gain on this sale was approximately $159, net of tax, and has been reflected as "Gain on Sale of Wafer Fab" for the fiscal year ended March 31, 2003.

TERRAILLON: In August 2001, the Company acquired all of the outstanding shares of Terraillon, a European manufacturer of branded consumer bathroom and kitchen scales. The acquisition was accounted for as a purchase. The aggregate purchase price was $17,468 and included $10,320 in cash, the issuance of 503,692 shares of restricted Company common stock valued at $6,800 based on the closing market price on the date of acquisition of $13.50 per share, and closing costs of $348.

In September 2002, the Company sold all of the outstanding stock of Terraillon to Fukuda S.a.r.l, an investment holding company incorporated in Luxembourg, for $22,819. On January 24, 2003 and February 19, 2003, the Company received $1,384 and $152, respectively, of the funds that had been placed in escrow at the time of closing to secure certain of the Company's indemnification obligations. The estimated gain at the time of sale was approximately $340, net of tax, and subject to further adjustments. As a result of final settlement of escrowed amounts, the Company recorded an additional gain of $357, as certain amounts previously provided for are no longer required, which is included in gain on sale of discontinued units.

The following is a summary of the components of assets and liabilities held for sale:

                                                         MARCH 31, 2002
                                        ------------------------------------------------
                                        TERRAILLON   SCHAEVITZ, UK   WAFER FAB    TOTAL
                                        -----------  --------------  ----------  -------
Cash and cash equivalents               $       401  $          381  $        -  $   782
Accounts receivable                           5,735           1,959           -    7,694
Inventories                                   6,023             920           -    6,943
Other current assets                          1,433             101           -    1,534
                                        -----------  --------------  ----------  -------
Total Current Assets                         13,592           3,361           -   16,953
                                        -----------  --------------  ----------  -------

PROPERTY AND EQUIPMENT                        1,883               -       4,955    6,838
Less accumulated depreciation and
  Amortization                                1,043               -       1,737    2,780
                                        -----------  --------------  ----------  -------
Property and Equipment, Net                     840               -       3,218    4,058
                                        -----------  --------------  ----------  -------

OTHER ASSETS:
Goodwill, net                                 4,074               -           -    4,074
Trademarks                                    9,477               -           -    9,477
Other assets                                      -           2,070           -    2,070
                                        -----------  --------------  ----------  -------
Total Other Assets                           13,551           2,070           -   15,621
                                        -----------  --------------  ----------  -------
Total assets                                 27,983           5,431       3,218   36,632
                                        -----------  --------------  ----------  -------

Liabilities held for sale:
  Current portion of long-term debt           2,534               -         943    3,477
  Accounts payable                            5,102             918           -    6,020
  Accrued compensation                          537              98           -      635
  Accrued expenses and other currrent
    liabilities                               2,068             344           -    2,412
                                        -----------  --------------  ----------  -------
Total current liabilities                    10,241           1,360         943   12,544

OTHER LIABILITIES:
Long-term debt, net of current portion          249               -           -      249
Other liabilities                                 7               -           -        7
                                        -----------  --------------  ----------  -------
Total liabilities                       $    10,497  $        1,360  $      943  $12,800
                                        ===========  ==============  ==========  =======

A summary of the results of operations of the discontinued operating units follows:

                                                             FOR THE YEAR ENDED MARCH 31,
                                 -------------------------------------------------------------------------------------------------
                                                   2003                                  2002 (1)                       2001
                                 ---------------------------------------  ---------------------------------------  ---------------
                                  TERRAILLON    SCHAEVITZ, UK    TOTAL     TERRAILLON    SCHAEVITZ, UK    TOTAL     SCHAEVITZ, UK
                                 ------------  ---------------  --------  ------------  ---------------  --------  ---------------
Net sales                        $    18,678   $          905   $19,583   $    28,516   $        7,313   $35,829   $        4,942
Cost of goods sold                    13,244              617    13,861        19,562            6,232    25,794            4,090
                                 ------------  ---------------  --------  ------------  ---------------  --------  ---------------
  Gross profit                         5,434              288     5,722         8,954            1,081    10,035              852

Operating expenses (income):
Selling, general and
  administrative                       5,835              149     5,984         9,784              316    10,100            1,416
Research and development                   -               68        68             -              452       452               67
Goodwill and other impairments             -                -                                    3,062     3,062
Restructuring costs                        -            3,577     3,577             -              458       458                -
                                 ------------  ---------------  --------  ------------  ---------------  --------  ---------------
  Total operating expenses             5,835            3,794     9,629         9,784            4,288    14,072            1,483

  Operating income (loss)               (401)          (3,506)   (3,907)         (830)          (3,207)   (4,037)            (631)

Interest (income) expense                 25               (2)       23           343              (32)      311                -
Other (income) expense                   (27)               7       (20)           (1)             208       207              634
                                 ------------  ---------------  --------  ------------  ---------------  --------  ---------------
(Loss) before income taxes              (399)          (3,511)   (3,910)       (1,172)          (3,383)   (4,555)          (1,265)
Provision for income taxes                 -                -         -            10                -        10                -
                                 ------------  ---------------  --------  ------------  ---------------  --------  ---------------
Net (loss) from discontinued
  operations                     $      (399)  $       (3,511)  $(3,910)  $    (1,182)  $       (3,383)  $(4,565)  $       (1,265)
                                 ============  ===============  ========  ============  ===============  ========  ===============

 (1)  Terraillon  was  acquired  in  August  2001.


8.  LONG-TERM  DEBT:

Long-term  debt  is  summarized  as  follows:

                                                      March 31,
                                                   ---------------
                                                    2003    2002
                                                   ------  -------
     Borrowing under bank line of credit           $3,260  $20,899
     Term loan                                      2,000    8,164
     Other, principally capital lease obligations       -      218
                                                   ------  -------
        Total long-term debt                        5,260   29,281
     Less: current portion                          3,260   29,281
                                                   ------  -------
     Long-term portion                             $2,000  $     -
                                                   ======  =======


Long Term Debt is payable as follows:

     Year ended March 31,

     2004    $3,260
     2005    $2,000


CURRENT  REVOLVING  CREDIT  FACILITY

     On January 31, 2003, the Company entered into a $15,000 revolving credit facility with Fleet Capital Corporation ("FCC"). The revolving credit facility is secured by a lien on substantially all of the Company's assets. Interest accrues on the principal amount of the Company's borrowings under this facility at a floating rate per year equal to the lesser of FCC's prime rate for commercial loans plus one percent (subject to a two percent increase upon the occurrence of an event of default under the loan agreement) or the maximum rate permitted by applicable law. As of March 31, 2003, the interest rate applicable to borrowings under the revolving credit facility was 5.25 percent. The amount of borrowing available under the revolving credit facility is determined in accordance with a formula based on certain of the Company's accounts receivable and inventory. The revolving credit facility expires on February 1, 2006. As of March 31, 2003, there was $3,260 in outstanding borrowings and the Company had the right to borrow an additional $3,790 under the revolving credit facility. Commitment fees on the unused balance are equal to .375% per annum of the average monthly amount by which $15,000 exceeds the sum of the outstanding principal balance of the revolving credit loans. Commitment fees paid during the year ended March 31, 2003 were $7.

     The revolving credit agreement requires the Company to meet certain financial covenants during the term of the revolving credit facility. In addition to certain affirmative and negative covenants, which include a restriction on the payment of dividends, the Company is required to maintain a borrowing availability of at least $2,000 through the filing of its quarterly report on Form 10-Q for the three months ending June 30, 2003. In addition, beginning in the same fiscal quarter, the Company is required to keep a minimum fixed charge ratio of 1.0 to 1 at the end of each fiscal quarter. Fixed charge ratio is defined as operating cash flow, which is EBITDA (earnings before interest, taxes, depreciation and amortization) minus cash taxes paid and minus capital expenditures, divided by the sum of scheduled principal and interest payments during that period.

     As of March 31, 2003, the weighted average short-term interest rate on the revolving credit facility was 5.25%. The average amount outstanding under this agreement for the period from January 31, 2003 through March 31, 2003 was $3,600. The Company maintains a letter of credit for $34 to guarantee the lease of its facility in Fairfield, NJ.

BRIDGE LOAN

     On October 31, 2002, the Company received a $9,300 bridge loan from Castletop Capital, L.P., a limited partnership controlled by Morton Topfer, Chairman of the Company's Board of Directors. The proceeds from this loan were used to repay all the Company's obligations under its previous term loan and revolving credit facility. The loan is evidenced by a Senior Secured Note originally due January 31, 2003 and does not include a revolving credit facility. Interest on the note initially accrued at a rate of 7% per annum (subject to a 2% increase upon the occurrence of an event of default under the note). Castletop Capital also received a warrant to purchase up to 297,228 shares of the Company's common stock for an exercise price equal to the average closing price of the Company's common stock on the American Stock Exchange for the first five trading days after October 31, 2002 ($1.64 per share). The warrant has a term of five years. The exercise price and number of shares subject to the warrant may be adjusted under certain circumstances, such as stock splits, recapitalization, reorganization, merger, sale of the Company, or stock dividend distributions.

     The relative estimated fair value of the warrant of $452 was recorded as a debt discount, and was charged to interest expense over the original term of the debt, which was originally due on January 31, 2003.

     AMENDMENT TO BRIDGE LOAN

     The Company used a portion of the proceeds from the FCC revolving credit facility to reduce the principal amount outstanding under the bridge loan to $2,000. Also, in connection with the revolving credit facility transaction, the terms of the bridge loan were amended as follows:

     -    The maturity date of the Castletop note was extended to January 31,
          2005;
     - The security interest and rights of Castletop under the bridge loan agreement were subordinated to those of FCC; and
     -    The non-default interest rate under the bridge loan was increased to
          11%.
     -    .

     There were no amendments to the warrant issued as part of the bridge loan transaction.

     SECOND AMENDMENT TO BRIDGE LOAN

     On April 11, 2003, the Company entered into a second amendment to the bridge loan to increase the aggregate principal amount of the Subordinated Note in favor of Castletop Capital, L.P. from $2,000 to $5,000. No other changes were made to the note. See Note 16 "Commitments and Contingencies". The additional borrowing was used to fund the $3,200 renewal premium payable in connection with the renewal of the Company's Directors and Officers liability insurance coverage (which renewal premium represents a combination of the market premium for D&O coverage for the period from April 7, 2003 through April 7, 2004 plus the Company's contribution toward a potential settlement in the class action lawsuit). (Note 16).

THE COMPANY'S FORMER CREDIT AGREEMENT

     The Company and its wholly-owned subsidiary, Measurement Specialties UK Limited, were the borrowers under an Amended and Restated Revolving Credit, Term Loan and Security Agreement dated February 28, 2001, as amended (the "credit agreement"), among Wachovia Bank, National Association (formerly known as First Union National Bank) as lender and agent, JP Morgan Chase Bank as lender and Fleet National Bank as lender (Wachovia, Chase and Fleet are hereafter referred to as the "lenders"). The credit agreement included: (i) a revolving line of credit of up to $17,000, which including a sub-line of credit of up to $3,500 made available to Measurement Specialties UK Limited, (ii) a term loan in the original principal amount of $25,000, and (iii) an excess revolving credit facility in the original principal amount of $6,000, which was scheduled to expire on March 31, 2002.

EVENTS OF DEFAULT UNDER THE COMPANY'S FORMER CREDIT AGREEMENT

     Because of the Company's inability to comply with certain financial covenants contained in the former credit agreement, events of default occurred under the former credit agreement. The Company sought, but did not obtain, a waiver of such events of default from the lenders. The occurrence of the events of default under the former credit agreement gave the lenders the right to require immediate repayment of all amounts outstanding under the former credit agreement and exercise their remedies as a secured creditor, including taking immediate possession of all of the Company's assets and requiring its customers to pay all amounts owed to it directly to the lenders. As a result of the defaults under our former credit agreement and the lenders' consequent right to accelerate the loans, the Company was required to classify the long-term portion of its debt to current.

FORBEARANCE  AGREEMENT

     On July 2, 2002, the Company signed an agreement with its lenders pursuant to which the lenders agreed to forbear from exercising the rights and remedies available to them under the former credit agreement as a result of the Company's defaults until the earliest of (i) November 1, 2002, (ii) the Company's breach or violation of the provisions of the forbearance agreement, (iii) the institution of bankruptcy proceedings under the federal bankruptcy laws, or (iv) the occurrence of additional defaults under the former credit agreement. The Company was required under the forbearance agreement to, among other things, comply with certain strict financial covenants, actively seek purchasers for certain of its assets, continue to make required term loan payments, pledge certain unencumbered assets in favor of the lenders and issue to the lenders warrants to purchase up to 4.99% of the Company's common stock. Half of these warrants were canceled when the Company repaid certain obligations as required prior to October 1, 2002 and the balance of the warrants were canceled when the Company repaid all amounts outstanding under the credit agreement on October 31, 2002, as more fully described below. The forbearance agreement also provided that the interest for the Company's borrowings was equal to the lenders' prime rate plus 3%, which rate was subject to a 2% increase in the event of a default under the forbearance agreement.

REPAYMENT OF THE COMPANY'S OBLIGATIONS UNDER THE FORMER CREDIT AGREEMENT

     Under the forbearance agreement, the deadline for repayment in full of the notes evidencing the term loan and revolving credit facility was changed to November 1, 2002. The Company used the proceeds from a $9,300 bridge loan from Castletop Capital, L.P., to repay all its obligations under the term loan and revolving credit facility. Accordingly, the facilities were eliminated.


CAPITAL  LEASE  OBLIGATIONS

     During the year ended March 31, 2003, the Company eliminated its capital lease obligations through fulfillment of the monthly amortization schedule, and utilization of approximately $900 from the sale of its Milpitas, CA facility in July 2002. The capital lease liability of $943 associated with the Milpitas, CA facility was included in liabilities held for sale at March 31, 2002.

INTEREST  RATE  SWAPS

     As a hedge of its interest rate risk associated with the Company's former credit agreement, the Company entered into two Interest Rate Swap Agreements (the "Swaps"). As of March 31, 2002, the Swaps had an initial notional amount of $14,000 and matured June 2004. The Swaps required the Company to pay a fixed rate of 6.98% (an effective rate of 10.23%) and receive a floating rate of 6.75% (an effective weighted-average floating rate of 10.0%). In conjunction with the repayment of the Company's former term loan, the interest rate swap agreements were eliminated in October 2002. The cost of these financial instruments for the fiscal year ended March 31, 2003 was $ 154 and has been reflected in interest expense.

9.  SHAREHOLDERS'  EQUITY:

     The Company is authorized to issue 21,200,000 shares of capital stock, of which 221,756 shares have been designated as serial preferred stock and 20,000,000 shares have been designated as common stock. Each share of common stock has one vote. The Board of Directors has not designated 978,244 authorized shares of preferred stock.

     In December 2001, the Company issued 314,081 shares of its newly issued, unregistered shares of common stock in connection with a private placement with a member of the Board of Directors. The purchase price was $2,000 or $6.37 per share, which was an eight percent discount from the average closing price for the twenty trading days preceding December 24, 2001, the effective date of the purchase. These monies that were received in January 2002 were used to fund operations and repay debt. The Company is required to file a registration statement on Form S-3 to register the resale of these shares following the first anniversary from the effective date or as soon as it shall become eligible to use such form. As of March 31, 2003 such form has not yet been filed.

     In August 2001, the Company completed an underwritten offering of 2,530,000 shares of its common stock, including the exercise of the over allotment option. The stock was priced at $13.50 per share resulting in proceeds of $30,874, net of underwriting discount of $2,201 and expenses of $1,080. Of the proceeds, $10,669 was used to fund the Terraillon acquisition (see Note 2), and $9,169 was used to repay then outstanding principal on the former term loan.

     Warrants were issued to Corporate Revitalization Partners, (CRP) for successfully achieving objectives outlined by the Company's Board of Directors and Compensation Committee. In November 2002, warrants to purchase 87,720 shares of the Company's common stock were issued to CRP for the successful negotiation and execution of a long term forbearance agreement, and for the Company being in compliance with the forbearance agreement as of September 30, 2002. On January 31, 2003, warrants to purchase an additional 32,895 shares of the Company's common stock were issued to CRP for the successful refinancing of the Company's lines of credit. Expense related to these warrants for the fiscal year ended March 31, 2003 was calculated at $234 using a Black-Scholes model . All warrants issued to CRP have an exercise period of three years and exercise prices equal to $2.28.

     On October 31, 2002, Castletop Capital, LP was issued warrants to purchase 297,228 shares of the Company's common stock in conjunction with the $9,300 loan issued on that date. The warrants have an exercise price of $1.64, and have an exercise period of five years . The Company valued these warrants using a Black-Scholes model at $452, recorded such value as debt discount and charged the discount to interest expense over the life of the debt, which was originally due on January 31, 2003. See Note 8.

     JL is subject to certain Chinese government regulations, including currency exchange controls, which limit cash dividends and loans to ML and MSI. At March 31, 2003 and 2002, JL's restricted net assets approximated $13,743, and $10,921, respectively


10.  BENEFIT  PLANS:

DEFINED  CONTRIBUTION  PLANS:

     The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. Substantially all of its U.S. employees are eligible to participate after completing three months of service. Participants may elect to contribute a portion of their compensation to the plan. Until April 1, 2002, the Company matched a portion of participants' contributions, at which time the Company decided to suspend the Company's contribution to the 401(k) program. There were no matching contributions to the plan in fiscal 2003. For the years ended March 31, 2002 and 2001, the Company's matching contributions were $598 and $463, respectively. At the discretion of the Board, the Company may make profit sharing contributions. No profit sharing contributions were made for fiscal 2003, 2002, or 2001.

DEFINED  BENEFIT  PLANS:

     The Company had provided a contributory defined benefit retirement plan for certain Schaevitz UK employees. As a result of the Company's decision to liquidate Schaevitz UK in the fiscal quarter ended June 30, 2002, the Company wrote off the Schaevitz UK net prepaid pension asset of $2,309 in that quarter. The Company has received a letter from the plan's actuary stating that he has determined that there is no further statutory liability for the Company in accordance with current UK legislation.

     The following tables set forth reconciliation of the beginning and ending balances of the benefit obligation, fair value of plan assets, funded status and amounts included in assets held for sale and discontinued operations related to the defined benefit plan.

                                                      YEAR ENDED
                                                      MARCH 31,
                                                         2002
                                                     ------------
CHANGE IN BENEFIT OBLIGATION
    Benefit obligation at beginning of year          $     2,862
    Service cost                                             285
    Interest cost                                            171
    Benefits paid                                           (413)
    Plan participants' contributions                          --
    Acquisition                                               --
    Actuarial (gain) loss                                    345
                                                     ------------
    Benefit obligation at end of year                $     3,250
                                                     ============

CHANGE IN PLAN ASSETS:

    Fair value of plan assets at beginning of year   $     5,737
    Actual return on plan assets                            (834)
    Benefits paid                                           (413)
    Acquisition                                               --
    Plan participants' contributions                         827
                                                     ------------
    Fair value of plan assets at end of year         $     5,317
                                                     ============

RECONCILIATION OF FUNDED STATUS:

    Funded status                                    $     2,067
    Unrecognized net actuarial loss (gain)                   242
                                                     ------------
    Net amount recognized                            $     2,309
                                                     ============


The assumptions used in determining the projected benefit obligations were as follows:

                                                   YEAR ENDED
                                                    MARCH 31,
                                                      2002
                                                   -----------
Weighted-average assumed discount rate                    5.9%

Expected long-term rate of return on assets
    used in determining net periodic pension cost         7.3%

Rate of compensation increase used to
    measure the projected benefit obligation              5.0%

The net periodic pension cost which is included in discontinued operations, included the following components:

                                 YEAR ENDED MARCH 31,
                                ---------------------
                                   2002        2001
                                ----------  ---------
Service cost                    $     285   $    142
Interest cost                         171        115
Expected return on plan assets       (428)      (267)
                                ----------  ---------
Net periodic pension cost       $      28   $    (10)
                                ==========  =========


11.  RELATED  PARTY  TRANSACTIONS:

     The Company paid approximately $15 in legal fees to a member of its Board of Directors during each of the years ended March 31, 2002 and 2001. No fees were paid in 2003.

     In May 2002, the Company retained Corporate Revitalization Partners ("CRP") to conduct its ongoing operational/financial restructuring efforts. In June 2002, Frank Guidone, a Managing Director of CRP, became the Company's chief executive officer. During the fiscal year ended March 31, 2003 , the Company incurred $2,600 in consulting fees and expenses to CRP (excluding the success fees described in this paragraph). In addition to consulting fees based on hours billed by CRP consultants (at hourly rates that range from $175 to $275, capped at a maximum of 50 hours per consultant each week), CRP earned an aggregate "success fee" of $138 and warrants exercisable to purchase an aggregate of 120,615 shares of the Company's common stock (at an exercise price of $2.28/share) as a result of the achievement of certain goals in connection with the Company's restructuring program.

     During the fiscal year ended March 31, 2003, the Company expensed $234 relating to the CRP warrants (See Note 9).

     See Note 8 for a discussion of the bridge loan from Castletop Capital, L.P., a limited partnership controlled by the Chairman of the Company's Board of Directors.

     In September 2001, the Company loaned $125 to Steven Petrucelli, a former member of its Board of Directors. The loan, which was subsequently memorialized by a Promissory Note dated August 1, 2002, accrues interest at a rate of 6% per year. Bimonthly payments of principal and interest in the amount of $1,000 are payable until September 15, 2006. Under the terms of the Promissory Note, Mr. Petrucelli was able to reduce the outstanding balance of loan by the amount of any un-submitted business expenses. In April 2003, Mr. Petrucelli submitted prior business expenses totaling $49, which were used to reduce the balance of the loan. Accordingly, at March 31, 2003, there was $61 outstanding under the loan. The entire unpaid balance of principal and accrued interest under the note is due and payable on September 15, 2006. The loan is included in other assets.

     In connection with the resignation of the Chief Executive Officer of the Company, Joseph R. Mallon, Jr., effective February 4, 2003, the Company has agreed to make a severance payment of $225 (one year's salary) to Mr. Mallon and to provide continued medical insurance coverage under its group plan for one year following the date of his termination. The Company has also agreed to extend the exercise period for certain options held by Mr. Mallon until January 31, 2004, and has agreed to reimburse for up to $25 in tuition for continuing business education. An aggregate of $ 286 was included in selling, general and administrative expenses during the year ended, March 31, 2003 relating to such severance. As of March 31, 2003, an accrual for such costs of $242 is included in accrued expenses.

     The Company sublets a residence used by employees in China from Damon Germanton, a former officer and director, under a month-to-month arrangement. Rent expense was approximately $6, for each of the fiscal years ended March 31, 2003, 2002 and 2001.

12.  RESTRUCTURING  AND  OTHER  COSTS:

     During the fiscal quarter ended March 31, 2002, management and the Board of Directors approved a plan of reduction of workforce and a reduction of operating capacity at certain locations. The reduction in workforce consisted of 106 employees in the fiscal quarter ended March 31, 2002 and 49 additional employees in the fiscal quarter ended June 30, 2002 in the consumer and sensor segments, in addition to the corporate offices. The following table summarizes the restructuring charges:

                                                 PAYMENT
                              RESTRUCTURING    MADE DURING                      RESTRUCTURING       PAYMENTS MADE
                              COST FOR THE      THE YEAR                      COST FOR THE YEAR    DURING THE YEAR   BALANCE AS
                               YEAR ENDED      ENDED MARCH    BALANCE AS OF    ENDED MARCH 31,       ENDED MARCH      OF MARCH
                             MARCH 31, 2002     31, 2002     MARCH 31, 2002          2003             31, 2003        31, 2003
                             ---------------  -------------  ---------------  ------------------  -----------------  -----------
Severance (106 employees)    $           955  $       (870)  $            85  $                -  $            (85)  $         -
Severance (49 employees)                                                                     150              (150)            -
Lease termination                                                                            839                (2)          837
                             ---------------  -------------  ---------------  ------------------  -----------------  -----------
                             $           955  $       (870)  $            85  $              989  $           (237)  $       837
                             ---------------  =============  ===============  ------------------  =================  ===========

Write down of fixed assets                 -                                                 230
                             ---------------                                  ------------------

TOTAL                        $           955                                  $            1,219
                             ===============                                  ==================

13.  INCOME  TAXES:

INCOME (LOSS) BEFORE INCOME TAXES AND THE CUMULATIVE EFFECT OF ACCOUNTING CHANGE CONSISTS OF THE FOLLOWING:

                                                                 2003       2002           2001
                                                               ---------  ---------  ------------------
                                                                                     AS RESTATED NOTE 3
                                                                                     ------------------
DOMESTIC                                                       $(10,550)  $(19,156)  $             814
FOREIGN                                                           4,694     (2,566)              2,656
                                                               ---------  ---------  ------------------
                                                               $ (5,856)  $(21,722)  $           3,470
                                                               =========  =========  ==================

THE INCOME TAX PROVISION (BENEFIT) CONSISTS OF THE FOLLOWING:

                                                                 2003       2002           2001
                                                               ---------  ---------  ------------------
                                                                                     AS RESTATED NOTE 3
                                                                                     ------------------
CURRENT
  FEDERAL                                                      $      -   $   (132)  $           1,139
  FOREIGN                                                           329         59                 691
  STATE                                                             138        (55)                125
                                                               ---------  ---------  ------------------
     TOTAL                                                     $    467   $   (128)  $           1,955
                                                               ---------  ---------  ------------------

DEFERRED
  FEDERAL                                                             -      1,689                (769)
  FOREIGN                                                             -        110                 (65)
  STATE                                                               -        841                (113)
                                                               ---------  ---------  ------------------
     TOTAL                                                            -      2,640                (947)
                                                               ---------  ---------  ------------------
                                                               $    467   $  2,512   $           1,008
                                                               =========  =========  ==================

DIFFERENCES BETWEEN THE FEDERAL STATUTORY INCOME TAX RATE AND THE EFFECTIVE TAX RATES ARE AS FOLLOWS:

                                                                 2003       2002           2001
                                                               ---------  ---------  ------------------
                                                                                     AS RESTATED NOTE 3
                                                                                     ------------------
SATUTORY TAX RATE                                                (34.0%)    (34.0%)             (34.0%)
EFFECT OF FOREIGN TAXES                                            1.4%       3.1%              (13.8%)
STATE TAXES AND OTHER                                              1.0%     (0.1%)                0.4%
OTHER NONDEDUCTIBLE                                                0.0%       0.0%               25.1%
VALUATION ALLOWANCE                                               37.0%      40.6%                0.0%
                                                               ---------  ---------  ------------------
                                                                   5.4%       9.6%              (22.3%)
                                                               =========  =========  ==================

     The Company's share of cumulative undistributed earnings of its foreign subsidiaries was approximately $7,100 and $9,373 at March 31, 2003 and 2002 (as restated), respectively. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations. It is not practical to estimate the amount of additional tax that might be payable on these foreign earnings in the event of distribution or sale. However, under existing law, foreign tax credits would be available to substantially reduce, or in some cases, eliminate U.S. taxes payable.

     Pursuant to current Chinese tax policies, JL qualifies for a special corporate tax rate of 15 percent. Additionally, because JL has agreed to operate in China for a minimum of ten years, a tax holiday (which expired on March 31, 1998) was available for two years, and a 50 percent tax rate reduction to 7.5 percent (which expired on March 31, 2001) was available for the three years thereafter. In July 2001, JL was granted and treated as an advanced technology enterprise. As a result, JL is entitled to a 50 percent tax rate reduction to
7.5 percent for the following three years. The Hong Kong corporate tax rate, at which ML's earnings are taxed, is 16 percent.

     The significant components of the net deferred tax assets consist of the following:

                                                       YEAR ENDED MARCH 31,
                                                       --------------------
                                                         2003       2002
                                                       --------  ----------
Current Deferred Tax Assets (Liabilities):
  Accrued expenses                                       1,611         574
  Inventory                                              1,208       1,622
  Accounts receivable allowance                            718         641
  Other                                                    128         144
  Valuation allowance                                   (3,665)     (2,981)
                                                       --------  ----------
     Total:                                            $     -   $       -
                                                       ========  ==========

Long-Term Deferred Tax Assets (Liabilities):
  Basis difference in acquired property and equipment    2,648       2,648
  Net operating loss carryforward                        8,515       7,639
  Other                                                    (49)       (254)
  Valuation allowance                                  (11,114)    (10,033)
                                                       --------  ----------
     Total:                                            $     -   $       -
                                                       ========  ==========

     The Company has a pretax loss for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. As there can be no assurance that the Company will generate earnings in future years, the Company has established a valuation allowance on deferred tax assets of approximately $14,779 and $13,014 as of March 31, 2003 and 2002, respectively.

     The Company has federal net operating loss carry forwards of approximately $22,180, which expire beginning in fiscal year 2022. The utilization of these net operating loss carry forwards may be significantly limited under the Internal Revenue Code as a result of ownership changes due to sales of the Company's stock and other equity offerings.

     The Company also has net operating loss carry forwards for state tax purposes, which expire beginning in the fiscal year ending March 31, 2010.


14.  PER  SHARE  INFORMATION:

     Basic per share information is computed based on the weighted-average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, less the shares that may be repurchased with the funds received from their exercise. Potentially dilutive securities are not included in earnings per share for the years ended March 31, 2003 and 2002 as their inclusion would be antidilutive.

     The following is a reconciliation of the numerators and denominators of basic and diluted EPS computations for the year ended March 31, 2001:

                                      Income
                                    (Loss) from      Weighted
                                    continuing    Average Shares    Per-
                                    operations      (in 000's)      Share
                                    (Numerator)    (Denominator)    Amount
                                   -------------  ---------------  --------
March 31, 2001
  Basic per share information      $       1,197           8,144   $  0.15
  Effect of dilutive securities                              901     (0.02)
                                   -------------  ---------------  --------
    Diluted per-share information  $       1,197           9,045   $  0.13
                                   =============  ===============  ========

     For the years ended March 31, 2003 and 2002, an aggregate of 655,000, and 446,000 options and warrants respectively, were excluded from the earnings per share calculation because the effect would be antidilutive. No dilutive securities were excluded in the year ended March 31, 2001.

15.  STOCK  OPTION  PLANS:

     Options to purchase up to 1,828,000 common shares were eligible to be granted under MSI's 1995 Stock Option Plan and its predecessor plan (together the "1995 Plan"), until its expiration on September 8, 2005. Shares issueable under 1995 Plan grants which expire or otherwise terminate without being exercised become available for later issuance. All shares eligible for grant were issued prior to April 1, 1999.

     Options to purchase up to 1,500,000 shares may be granted under the Company's 1998 Stock Option Plan, (the "1998 Plan") until its expiration on October 19, 2008. Shares issuable under 1998 Plan grants which expire or otherwise terminate without being exercised become available for later issuance. The aggregate numbers of shares available for grant of options under the 1998 Plan were 29,750, 661,558 and 639,008 as of March 31, 2003, 2002 and March 31,
2001, respectively. A total of 1,411,070, 728,438 and 818,692 options to purchase shares were outstanding at March 31, 2003, 2002 and 2001, respectively.

     Options under all Plans generally vest over service periods of up to five years, and expire no later than ten years from the date of grant. Options may, but need not, qualify as "incentive stock options" under section 422 of the Internal Revenue Code. Tax benefits are recognized upon nonqualified exercises and disqualifying dispositions of shares acquired by qualified exercises. There were no changes in the exercise prices of outstanding options, through cancellation and reissuance or otherwise, for 2003, 2002, or 2001.

     A summary of the status of stock options as of March 31, 2003, 2002, and 2001 and changes during the years ended on those dates is presented below:

                            NUMBER OF SHARES       WEIGHTED-AVERAG EEXERCISE PRICE
                       -------------------------  ---------------------------------
                       OUTSTANDING   EXERCISABLE    OUTSTANDING      EXERCISABLE
                       ------------  -----------  ---------------  ----------------
March 31, 2000           1,084,384       601,400             2.50              2.46

    Granted at market      466,600                          15.67
    Forfeited              (13,800)                          8.81
    Exercised             (337,300)                          2.33
                       ------------
MARCH 31, 2001           1,199,884       458,044             7.60              2.71

    Granted at market      222,300                          15.10
    Forfeited             (190,080)                         11.53
    Exercised             (182,434)                          2.35
                       ------------
MARCH 31, 2002           1,049,670       514,660             9.39              4.55

    Granted at market      971,400                           2.32
    Forfeited             (252,100)                         16.40
    Exercised              (58,000)                          2.30
                       ------------
MARCH 31, 2003           1,710,970       539,530             4.59              5.70
                       ============

     Summarized information about stock options outstanding at March 31, 2003 follows:

                                                                              WEIGHTED-
                                                   WEIGHTED-AVERAGE            AVERAGE
 NUMBER OF UNDERLYING SHARES     EXERCISE           EXERCISE PRICE            REMAINING
-----------------------------  --------------  --------------------------  ----------------
   OUTSTANDING EXERCISABLE      PRICE RANGE     OUTSTANDING EXERCISABLE    CONTRACTUAL LIFE
-----------------------------  --------------  --------------------------  ----------------
1,337,870             361,990  $ 1.38  $ 3.81  $       1.82  $       2.05              8.43
70,000                 62,800  $ 6.19  $ 9.50  $       8.48  $      18.48              7.04
229,100                90,140  $14.19  $18.80  $      14.34  $      14.27              7.31
74,000                 24,600  $19.38  $24.88  $      20.72  $      20.83              7.74
--------------  -------------                  ------------  ------------  ----------------
1,710,970             539,530                  $       4.59  $       5.70              8.23
==============  =============                  ============  ============  ================

     Based on calculations using the Black-Scholes option pricing model, the weighted-average fair value of options granted in 2003, 2002, and 2001 at the date of grant was $2.29, $9.03, and $7.93 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (single grant assumption with straight-line amortization) with the following weighted-average assumptions:

                                    2003    2002   2001
                                   -------  -----  -----
          Expected volatility . .  205.7 %  90.0%  53.0%
          Risk-free interest rate    2.8 %   4.9%   5.8%
          Dividend yield. . . . .       --    --     --
          Expected life in years.      5.0   5.0    5.0

16.  COMMITMENTS  AND  CONTINGENCIES:

LEASES. The Company leases certain property and equipment under non-cancellable operating leases expiring on various dates through July 2011. Company leases that include escalated lease payments are straight-lined over that base lease period, in accordance with SFAS 13. Rent expense, including real estate taxes, insurance and maintenance expenses associate with net operating leases approximate $969 for 2003, $3,032 for 2002, and $1,864 for 2001. At March 31,
2003, total minimum rent payments under leases with initial or remaining noncancellable lease terms of more than one year were:

                             YEAR ENDING MARCH 31,
                         -----------------------------
                               2004          $   2,006
                               2005              1,559
                               2006                985
                               2007                885
                               2008                905
                         Thereafter          $   3,176

LITIGATION:

     In re: Measurement Specialties, Inc. Securities Litigation, 02 Civ. No. 1071 (D.N.J.).

     On March 20, 2002, a class action lawsuit was filed on behalf of purchasers of the Company's common stock in the United States District Court for the District of New Jersey against the Company and certain of the Company's present and former officers and directors. The complaint was subsequently amended to include the underwriters in the Company's August 2001 public offering and the Company's former auditors. The lawsuit alleges violations of the federal securities laws. The lawsuit seeks an unspecified award of money damages. After March 20, 2002, nine additional similar class actions were filed in the same court. The ten lawsuits have been consolidated into one case under the caption In re: Measurement Specialties, Inc. Securities Litigation, 02 Civ. No. 1071 (D.N.J.). Plaintiffs filed a Consolidated Amended Complaint on September 12, 2002. The underwriters have made a claim for indemnification under the underwriting agreement. The parties have fully briefed motions to dismiss the case, which remain under consideration by the court.

     The Company has Directors and Officers liability insurance that provides an aggregate of $10,000 in coverage for the period during which this claim was filed ($5,000 in primary coverage and $5,000 in excess coverage). The Company's primary D&O insurance carrier initially denied coverage of this claim, which position the Company contested. After discussion, the insurer reversed its previous coverage position and agreed to participate in the potential settlement of the class action lawsuit (subject to the $5,000 policy limit). As part of the arrangement, the Company renewed its D&O coverage for the coming fiscal year. The new policy provides for an aggregate of $6,000 in coverage. The $3,200 renewal premium represents a combination of the market premium for D&O coverage for the period from April 7, 2003 through April 7, 2004 plus the Company's contribution toward a potential settlement in the class action lawsuit. No assurance can be given that this insurance will be adequate, or that the Company's excess insurance coverage will be available or adequate, to cover losses, if any, arising from this litigation.

     In addition, the Company's credit agreement precludes it from making cash payment in settlement of this litigation without the prior consent of Fleet Capital Corporation.

     This litigation is ongoing and the Company cannot predict its outcome at this time However, if the Company were to lose this lawsuit, judgment would likely have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

     SEC/U.S. Attorney Investigation

     In February 2002, the Company contacted the staff of the SEC after discovering that the Company's former chief financial officer had made the misrepresentation to senior management, the Company's Board of Directors and its auditors that a waiver of a covenant default under the Company's credit agreement had been obtained when, in fact, its lenders had refused to grant such a waiver. Since February 2002, the Company and a special committee formed by the Company's Board of Directors, have been cooperating with the staff of the SEC. In June 2002, the staff of the Division of Enforcement of the SEC informed the Company that it is conducting a formal investigation relating to matters reported in its Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

     The Company has also learned that the Office of the United States Attorney for the District of New Jersey is conducting an inquiry into the matters that are being investigated by the SEC.

     The Company cannot predict how long these investigations will continue or their outcome.

     Hibernia Litigation

     On or about July 23, 2002, Hibernia Capital Partners I, ilp and Hibernia Capital Partners II, ilp filed a lawsuit against the Company in the High Court of Dublin. The Plenary Summons states that plaintiffs seek a declaration that the plaintiffs entered into the share purchase agreement on June 7, 2001 for the sale of their shares in Terraillon Holdings Limited to the Company as a result of an operative misrepresentation and misstatement. Plaintiffs further seek damages for misrepresentation and/or breach of contract and/or breach of warranty and costs of the proceedings. On August 9, 2002, the Company entered an Appearance, which is the equivalent of the acceptance of service of process. On August 22, 2002, plaintiffs filed a Statement of Claim, which is the equivalent of a complaint. The Company has now filed its defence, which is similar to an answer, and awaits commencement of the discovery process. This litigation is ongoing and the Company cannot predict its outcome at this time.

     Robert L. DeWelt v. Measurement Specialties, Inc. et al., Civil Action No. 02-CV-3431.

     On July 17, 2002, Robert DeWelt, the Company's former acting chief financial officer and general manager of its Schaevitz Division, filed a lawsuit against the Company and certain of the its officers and directors. Mr. DeWelt resigned on March 26, 2002 in disagreement with management's decision not to restate certain of the Company's financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. The Company has filed a Motion to Dismiss this case. This litigation is ongoing and the Company cannot predict its outcome at this time.

     Semex, Inc. v. Measurement Specialties, Inc. and AMP Incorporated, Court of Common Pleas of Montgomery County Pennsylvania, Docket Number NO. 02-23609.

     On October 24, 2002, Semex, Inc. ("Semex") filed a lawsuit against the Company and Amp Incorporated alleging breaches of the lease for the Company's former facility in Valley Forge, Pennsylvania. The Company is the assignee of Amp Incorporated under the lease. The plaintiff alleges that the Company owes at least $770 for certain payment defaults under the lease. The plaintiff also seeks an unspecified amount of damages related to plaintiff's allegations of, among other things, damage to the property, failure to remove alterations and failure to conduct environmental testing. An answer has been filed disputing certain of the amounts claimed to be due.


     Exeter Technologies, Inc. and Michael Yaron v. Measurement Specialties, Inc. (Arbitration).

     Exeter Technologies, Inc. and Michael Yaron have alleged underpayments by the Company of approximately $322 relating to a Product Line Acquisition Agreement dated January 5, 2000. The parties are working together to resolve their dispute through a non-binding arbitration and both sides have exchanged documents in order to facilitate the resolution process. If these efforts are not successful, an arbitration is scheduled for June 17 and June 18, 2003.

     Czarnek & Orkin Laboratories, Inc. v. TRW, Inc. and Measurement Specialties, Inc. (Arbitration)

     Czarnek & Orkin Laboratories, Inc. ("Orkin") submitted a demand for arbitration with the American Arbitration Association on July 8, 2002. The demand indicated that Orkin was seeking approximately $2,000 in royalty revenue from the Company. At issue was a license agreement relating to the expected development and marketing of certain sensor technology. The arbitration was concluded in the fiscal quarter ended March 31, 2003 and resulted in the Company making a settlement payment in the amount of $165.

     In re: Service Merchandise Company, Inc. (Service Merchandise Company, Inc.
v. Measurement Specialties, Inc.), Case No. 399-02649, Adv. Pro. No. 301-0462A.

     The Company is currently the defendant in a lawsuit filed in March 2001 by Service Merchandise Company, Inc. ("SMC") and its related debtors (collectively, the "Debtors") in the context of the Debtors' Chapter 11 bankruptcy proceedings. The Bankruptcy Court entered a stay of the action in May 2001, which was lifted in February, 2002. Citing 11 U.S.C. Section 547(b), the action alleges that the Company received $645 from one or more of the Debtors during the ninety (90) day period before the Debtors filed their bankruptcy petitions, that the transfers were to the Company's benefit, were for or on account of an antecedent debt owed by one or more of the Debtors, made when one or more of the Debtors were insolvent, and that the transfers allowed the Company to receive more than the Company would have received if the cases were cases under Chapter 7 of the United States Bankruptcy Code. The action seeks to disgorge the sum of $645 from the Company. This litigation is ongoing and the Company cannot predict its outcome at this time.

     In re: Clark Material Handling Company, et al. (Clark Material Handling Company, et al. v. Lucas Control Systems, Case No. 02-997). The Company is currently the defendant (as successor to Lucas Control Systems) in a lawsuit filed in April 2002 by Clark Material Handling Company and its related debtors (the "Debtors") in the context of the Debtors' Chapter 11 bankruptcy proceedings. Plaintiffs assert that Lucas Control Systems ("Lucas") received $34 from one or more of the Debtors during the ninety (90) day period before the Debtors filed their bankruptcy petitions, that the transfers were to Lucas' benefit, were for or on account of an antecedent debt owed by one or more of the Debtors, made when one or more of the Debtors were insolvent, and that the transfers allowed Lucas to receive more than it would have received if the cases were cases under Chapter 7 of the United States Bankruptcy Code. The action seeks to disgorge the sum of $34 from Lucas. This litigation is ongoing and the Company cannot predict its outcome at this time.

     As of March 31, 2003, the Company has provided an accrual of $3.6 million associated with certain of the legal matters discussed above. However, there can be no assurances that additional amounts may not be required to dispose of such matters.

     Measurement Specialties, Inc. vs. Stayhealthy.com, Docket Number 03-3017 (E.D. Pa.)

     On or about May 8, 2003, the Company filed a complaint against Stayhealthy, Inc. ("Stayhealthy") in United States District Court in the Eastern District of Pennsylvania. The Complaint alleges that Stayhealthy owes the Company at least $1,200 for failing to make certain payments in accordance with the terms of a sales contract. The Complaint asserts claims against Stayhealthy for breach of contract, sale of goods, action for price, collection of account, and unjust enrichment. To date, the Company has not been served with Stayhealthy's answer to the complaint. This action is ongoing and the Company cannot predict its outcome at this time.

     From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's business, financial condition, or operating results.


17.  SEGMENT  INFORMATION:

     The Company's reportable segments are strategic business units that operate in different industries and are managed separately. Management has organized the business based on the nature of their respective products and services. For a description of the products and services included in each segment, see Note 1.

     The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies.

     The Company has no material intersegment sales.

     At March 31, 2003, the foreign subsidiaries' total assets aggregated $20.5 million of which, $4.9 million was in Hong Kong and $15.6 million was in China. At March 31, 2002 the foreign subsidiaries' total assets aggregated $19.7 million of which, $5.2 million was in Hong Kong and $14.5 million in China. The Company is potentially subject to the risks of foreign currency transaction and translation losses, which might result from fluctuations in the values of the Hong Kong dollar and the Chinese renminbi. The foreign subsidiaries' operations reflect intercompany transfers of costs and expenses, including interest on intercompany trade receivables, at amounts established by the Company.

The  following  is  information  related  to  industry  segments:

                                      FOR THE YEAR ENDED MARCH 31,


                                                                     2003       2002       2001
                                                                   ---------  ---------  --------
                                                                                       AS RESTATED
                                                                                        SEE NOTE 3
                                                                                         --------
 Net sales
   Consumer Products                                               $ 55,666   $ 47,879    52,916
   Sensors                                                           52,222     48,911    44,117
                                                                   ---------  ---------  --------
      Total                                                        $107,888   $ 96,790   $97,033
                                                                   ---------  ---------  --------

 Operating income (loss)
   Consumer Products                                                  9,592      3,887     6,912
   Sensors                                                            5,854    (12,991)    1,483
                                                                   ---------  ---------  --------
     Total segment operating income (loss)                           15,446     (9,104)    8,395
   Corporate expenses                                               (19,854)   (10,012)   (3,219)
                                                                   ---------  ---------  --------
     Total operating income (loss)                                   (4,408)   (19,116)    5,176

   Interest expense, net of interest income                           2,075      2,371     2,634
   Gain on wafer fab sales                                             (159)         -         -
   Other expense (income)                                              (468)       235      (928)
                                                                   ---------  ---------  --------
      Income (loss) from continuing operations before
         income taxes and cumulative effect of accounting change     (5,856)   (21,722)    3,470
    Income tax                                                          467      2,512     1,008
                                                                   ---------  ---------  --------
       Income (loss) from continuing operations before
           cumulatvie effect of accounting change                    (6,323)   (24,234)    2,462
                                                                   ---------  ---------  --------
    Discontinued Operations:
       Income (loss) from operations of discontinued units (net
           of income tax benefit)                                    (3,910)    (4,565)   (1,265)
       Gain on disposition of discontinued units (net
            of income tax benefit)                                    1,136          -         -
                                                                   ---------  ---------  --------
     Loss from discontinued units                                    (2,774)    (4,565)   (1,265)
                                                                   ---------  ---------  --------
     Income (loss) before cumulative effect of accounting change     (9,097)   (28,799)    1,197
     Cumulative effect of accounting change, net of taxes                 -        248         -
                                                                   ---------  ---------  --------
     Net income (loss)                                             $ (9,097)  $(29,047)  $ 1,197
                                                                   =========  =========  ========

 Depreciation and amortization:
   Consumer Products                                               $    887   $    866   $ 1,018
   Sensors                                                            2,444      3,683     1,552
                                                                   ---------  ---------  --------
      Total                                                        $  3,331   $  4,549   $ 2,570
                                                                   =========  =========  ========

                                           March 31,
                                    2003     2002      2001
                                   -------  -------
Segment Assets
  Consumer products                $11,478  $17,118
  Sensors                           34,391   33,668
  Corporate                            299    2,194
  Assets held for sale - Consumer        -   27,984
  Assets held for sale - Sensors         -    8,648
                                   -------  -------
     Total                         $46,168  $89,612
                                   =======  =======

Capital Expenditures:
  Consumer products                    817      687   1,455
  Sensors                              701    1,679   4,198
                                   -------  -------  ------
     Total                         $ 1,518  $ 2,366  $5,653
                                   =======  =======  ======

     Geographic information for revenues, based on country of origin, and long-lived assets, which included property, plant and equipment, goodwill and other intangibles, net of related depreciation and amortization follows:

                      2003     2002
                    --------  -------
Net sales:
  United States     $ 82,006  $69,795
  Germany              5,754    7,580
  France               1,634      863
  Other Europe        11,870    5,181
  Other                6,624   13,371
                    --------  -------
    Total:          $107,888  $96,790
                    ========  =======

Long-lived assets:
                        2003     2002
                    --------  -------
  United States     $  8,117  $ 9,422
  China                8,649    9,464
                    --------  -------
     Total:         $ 16,766  $18,886
                    ========  =======


18.  CONCENTRATIONS:

     Financial instruments, which potentially subject the Company to significant concentrations of credit risk, are principally cash, long-term debt and trade accounts receivable.

     The Company generally maintains its cash equivalents at major financial institutions in the United States, Canada, Hong Kong and China. Cash held in foreign institutions amounted to $1,709 and $150 at March 31, 2003 and 2002, respectively. The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy.

     Accounts receivable are concentrated in United States and European distributors and retailers of consumer products. To limit credit risk, the Company evaluates the financial condition and trade payment experience of customers to whom credit is extended. The Company generally does not require customers to furnish collateral, though certain foreign customers furnish letters of credit.

     The Company manufactures the substantial majority of its sensor products, and most of its sensor subassemblies used in its consumer products, in leased premises located in Shenzhen, China. Sensors are also manufactured at the Company's United States facilities located in Virginia, and California. Additionally, certain key management, sales and support activities are conducted at leased premises in Hong Kong. Substantially all of the Company's consumer products are assembled in China, primarily by a single supplier, River Display, Ltd. ("RDL"), although the Company is utilizing alternative Chinese assemblers. There are no agreements, which would require the Company to make minimum payments to RDL, nor is RDL obligated to maintain capacity available for the Company's benefit, though the Company accounts for a significant portion of RDL's revenues. Additionally, most of the Company's products contain key components, which are obtained from a limited number of sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond the Company's control, including, political, economic and legal uncertainties resulting from the Company's operations in China.

     A United States manufacturer and distributor of electric housewares accounted for 7.1%, 8.1%, and 7.9% of net sales for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. A German distributor of diversified house wares accounted for 8.3%, 7.3%, and 0.3% of net sales for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. Both customers are in the Company's Consumer Products segment.


19.     QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED):

     Presented below is a schedule of selected restated quarterly operating results (see Note 3).

                                           FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
                                           ENDED JUNE 30    ENDED SEPT. 30    ENDED DEC. 31    ENDED MARCH 31
YEAR ENDED MARCH 31, 2003
As Reported
  Net sales                               $       23,646   $        32,437   $       28,413   $        23,392
  Gross profit                            $        7,785   $        10,423   $       10,817   $         8,816
  Net income (loss)                       $       (5,703)  $        (1,041)  $        1,608   $        (3,961)
Income (loss) per share, basic and diluted         (0.48)            (0.09)            0.13             (0.33)
YEAR ENDED MARCH 31, 2002
As Reported
  Net sales                               $       25,658   $        34,612   $       42,658   $        29,691
  Gross profit                            $        6,505   $         7,735   $       11,474   $         9,294
  Net income (loss)                       $       (2,545)  $        (5,835)  $       (1,980)  $       (18,687)
Income (loss) per share, basic and diluted         (0.30)            (0.57)           (0.17)            (1.57)
As Adjusted for Discontinued Operations
  Net sales                               $       23,701   $        25,835   $       26,549   $        20,705
  Gross profit                            $        6,361   $         6,394   $        7,997   $         4,221
  Net income (loss)                       $       (2,545)  $        (5,835)  $       (1,980)  $       (18,687)
Income (loss) per share, basic and diluted         (0.30)            (0.57)           (0.17)            (1.57)

Earnings per share are computed independently for each of the quarters presented, on the basis described in Note 14. The sum of the quarters may not be equal to the full year earnings per share amounts.

SCHEDULE  II

                                               Measurement Specialties, Inc.
                                             VALUATION AND QUALIFYING ACCOUNTS
                                         Year Ended March 31, 2003, 2002, and 2001


Col. A                                           Col. B                Col. C              Col. D               Col. E
--------------------------------------------  -------------  -------------------------  ------------------  ---------------
                                                                     Additions
                                                             -------------------------
                                                                           Charged to
                                               Balance at    Charged to      Other
                                              Beginning of    Costs and     Accounts     Deductions-        Balance at End
Description                                       Year        Expenses      Describe      Describe              of Year
--------------------------------------------  -------------  -----------  ------------  ------------------  ---------------
Year ended March 31, 2003
Deducted from asset accounts:
   Allowance for doubtful accounts            $         658  $       842             -  $       (462)  (a)  $         1,038
   Sales reserve                                        389            -         1,703(e)     (1,577)  (b)              515
   Inventory allowance                                5,106        1,285             -        (1,395)  (c)            4,996
   Valuation allowance for deferred taxes            13,014        1,765             -                               14,779
   Warranty Reserve                                     685          641             -          (564)  (d)              762
Year ended March 31, 2002*
Deducted from asset accounts:
   Allowance for doubtful accounts            $         914  $       809             -  $     (1,065)  (a)  $           658
   Sales reserve                                        337                        876(e)       (824)  (b)              389
   Inventory allowance                                2,074        3,577             -          (545)  (c)            5,106
   Valuation allowance for deferred taxes               500       12,514             -                               13,014
   Warranty Reserve                                     619          614             -          (548)  (d)              685
Year ended March 31, 2001*
Deducted from asset accounts:
   Allowance for doubtful accounts            $         318  $       698                $       (102)  (a)  $           914
   Sales reserve                                         80                        380(e)       (123)  (b)              337
   Inventory allowance                                2,897          893                      (1,716)  (c)            2,074
   Valuation allowance for deferred taxes               500                                                             500
   Warranty Reserve                                     410          572                        (363)  (d)              619

(a) Bad debts written off, net of recoveries
(b) Actual returns received
(c) Inventory sold or destroyed
(d) Costs of product repaired or replaced
(e) Charged as a reduction of revenues
* As Restated