Form 10-Q
period 2003-06-30
MEASUREMENT SPECIALTIES INC
filed 2003-08-07
CIK 778734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

 [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                        COMMISSION FILE NUMBER:  1-11906


                          MEASUREMENT SPECIALTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            NEW JERSEY                                22-2378738
   --------------------------                         ----------
   (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)



            710 ROUTE 46 EAST, SUITE 206, FAIRFIELD, NEW JERSEY 07004
           -----------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)

                                 (973) 808-3020
           -----------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
July 29, 2003 shares of common stock, no par value per share, at 12,354,801


PART I.   FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 3

ITEM 1.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . 3
          Condensed Consolidated Statements of Operations (unaudited)             3
          Condensed Consolidated Balance Sheets (unaudited)                       4
          Condensed Consolidated Statements of Shareholders' Equity (unaudited)   6
          Condensed Consolidated Statements of Cash Flows (unaudited)             7
          Notes to Condensed Consolidated Financial Statements (unaudited)        8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . .20

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

ITEM 4.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . . . 29

PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . 30

ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . 30

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . . . . . . . . 32

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . 33

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34

ITEM 1.     FINANCIAL STATEMENTS
                                     MEASUREMENT SPECIALTIES, INC
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                             (UNAUDITED)


                                                                 For the three months ended June 30,
                                                               --------------------------------------
                                                                      2003                2002
                                                               ------------------  ------------------
Net sales                                                      $          26,041   $          23,725
Cost of goods sold                                                        13,452              15,808
                                                               ------------------  ------------------
      Gross profit                                                        12,589               7,917
                                                               ------------------  ------------------

Operating expenses (income):
  Selling, general and administrative                                      7,566               8,051
  Research and development                                                   906               1,026
  Customer funded development                                                  -                (276)
  Restructuring costs                                                          -                 593
                                                               ------------------  ------------------
    Total operating expenses                                               8,472               9,394
                                                               ------------------  ------------------
      Operating income (loss)                                              4,117              (1,477)
  Interest expense, net                                                      165                 721
  Other income                                                                (7)                (49)
                                                               ------------------  ------------------
Income (loss) from continuing operations before income taxes               3,959              (2,149)
    Income tax                                                               288                  18
                                                               ------------------  ------------------
Income (loss) from continuing operations                                   3,671              (2,167)
                                                               ------------------  ------------------
Discontinued operations:
    Income (loss) from discontinued units                                    112              (3,536)
                                                               ------------------  ------------------
Net income (loss)                                              $           3,783   $          (5,703)
                                                               ==================  ==================

Income (loss) per common share - Basic
  Income (loss) from continuing operations                     $            0.31   $           (0.18)
  Income (loss) from discontinued units                        $            0.01   $           (0.30)
                                                               ------------------  ------------------
      Net income (loss)                                        $            0.32   $           (0.48)
                                                               ==================  ==================
Income (loss) per common share - Diluted
  Income (loss) from continuing operations                     $            0.29   $           (0.18)
  Income (loss) from discontinued units                        $            0.01   $           (0.30)
                                                               ------------------  ------------------
      Net income (loss)                                        $            0.30   $           (0.48)
                                                               ==================  ==================
Weighted average common shares outstanding
                                 Basic                                11,953,000          11,899,000

                                 Diluted                              12,488,000          11,899,000



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MEASUREMENT SPECIALTIES, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)


                                                             June 30,   March 31,
                                                               2003        2003
-----------------------------------------------------------  ---------  ----------
ASSETS

Current assets:
  Cash and cash equivalents                                  $   2,872  $    2,694
  Accounts receivable, trade, net of allowance for doubtful
    accounts of $529 and $1,038, respectively                   12,733      10,549
  Inventories                                                   13,055      14,275
  Prepaid expenses and other current assets                      2,400       1,885
                                                             ---------  ----------
    Total current assets                                        31,060      29,403
                                                             ---------  ----------

Property and equipment, net                                     11,386      11,818
                                                             ---------  ----------
Other assets:
  Goodwill                                                       4,191       4,191
  Other assets                                                     684         756
                                                             ---------  ----------
    Total assets                                                 4,875       4,947
                                                             ---------  ----------
                                                             $  47,321  $   46,168
                                                             =========  ==========



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MEASUREMENT SPECIALTIES, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Dollars in thousands)
                                          (unaudited)



                                                                        June 30,    March 31,
                                                                          2003        2003
---------------------------------------------------------------------  ----------  -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                    $       -   $    3,260
  Accounts payable                                                         9,847        9,846
  Accrued compensation                                                     1,827        1,207
  Accrued expenses and other current liabilities                           4,791        5,744
  Accrued litigation expenses                                                750        3,550
                                                                       ----------  -----------
    Total current liabilities                                             17,215       23,607
                                                                       ----------  -----------

Other liabilities:
  Long-term debt                                                           5,000        2,000
  Other liabilities                                                        1,618        1,615
                                                                       ----------  -----------
                                                                           6,618        3,615
                                                                       ----------  -----------
    Total liabilities                                                     23,833       27,222
                                                                       ----------  -----------

Commitments and contingencies

Shareholders' equity
  Serial preferred stock; 221,756 shares authorized; none outstanding          -            -
  Common stock, no par; 20,000,000 shares authorized; 12,310,941 and
    11,922,958 shares issued and outstanding, respectively                 5,502        5,502
  Additional paid-in capital                                              43,954       43,197
  Accumulated deficit                                                    (25,900)     (29,683)
  Accumulated other comprehensive loss                                       (68)         (70)
                                                                       ----------  -----------
           Total shareholders' equity                                     23,488       18,946
                                                                       ----------  -----------
                                                                       $  47,321   $   46,168
                                                                       ==========  ===========


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                              MEASUREMENT SPECIALTIES, INC
                               CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                        FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                                 (Dollars in thousands)
                                                      (unaudited)


                                                       Additional                       Other
                                             Common     Paid-in     Accumulated    Comprehensive             Comprehensive
                                              Stock     capital       Deficit          Loss         Total       Income
                                             -------  -----------  -------------  ---------------  --------  -------------
Balance, April 1, 2003                       $ 5,502  $    43,197  $    (29,683)  $          (70)  $18,946
    Net income                                     -            -         3,783                -     3,783   $      3,783
  Currency translation adjustment                  -            -             -                2         2   $          2
                                                                                                             -------------
  Comprehensive Income                                                                                       $      3,785
                                                                                                             =============
  Warrants Issued for services                     -           73             -                -        73
  Proceeds from exercise of stock options          -           22             -                -        22
  Proceeds from exercise of stock warrants         -          662             -                -       662
                                             -------  -----------  -------------  ---------------  --------
Balance, June 30, 2003                       $ 5,502  $    43,954  $    (25,900)  $          (68)  $23,488
                                             =======  ===========  =============  ===============  ========


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      MEASUREMENT SPECIALTIES, INC
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Dollars in thousands)
                                              (unaudited)


                                                                   For the three months ended June 30,
                                                                   ------------------------------------
                                                                         2003               2002
                                                                   -----------------  -----------------
Cash flows from operating activities:
Net Income (Loss)                                                  $          3,783   $         (5,703)
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
      (Gain)/Loss from discontinued units                                      (112)             3,536
      Depreciation and amortization                                             730              1,026
      Assets write off                                                          114                  -
      Deferred rent                                                              (7)                14
      Warrants issued for professional services                                  73                  -
      Net changes in operating assets and liabilities:                            -                  -
        Accounts receivable, trade                                           (2,184)              (224)
        Inventories                                                           1,220             (2,002)
        Prepaid expenses and other current assets                              (515)               (85)
        Other assets                                                             79                 22
        Accounts payable                                                          1              5,845
      Accrued litigation costs                                               (2,800)                 -
        Accrued expenses and other liabilities                                 (328)             1,401
                                                                   -----------------  -----------------
    Net cash provided by operating activities                                    54              3,830
                                                                   -----------------  -----------------
Cash flows from investing activities:
     Purchases of property and equipment                                       (412)              (336)
                                                                   -----------------  -----------------
    Net cash (used in) investing activities                                    (412)              (336)
                                                                   -----------------  -----------------
Cash flows from financing activities:
  Borrowings under bank line of credit agreement                                  -                300
  Borrowings under bridge loan                                                3,000                  -
  Borrowings under capital lease                                                                     -
  Repayments of capital lease obligations                                         -                (52)
  Repayments of debt                                                         (3,260)            (2,499)
  Payment of deferred financing costs                                             -                  -
  Warrants issued for debt                                                                           -
  Proceeds from exercise of options and warrants                                684                117
                                                                   -----------------  -----------------
    Net cash provided by (used in) financing activities                         424             (2,134)
                                                                   -----------------  -----------------
Net increase in cash and cash equivalents, continuing operations                 66              1,360
Effect of exchange rates                                                          -               (857)
Cash from discontinued operations                                               112             (2,516)
Cash and cash equivalents, beginning of period                                2,694              3,760
                                                                   -----------------  -----------------
Cash and cash equivalents, end of period                           $          2,872   $          1,747
                                                                   =================  =================

Supplemental Cash Flow Information:
Cash paid during the period for:
  Interest                                                         $            176   $            711
  Income taxes                                                     $            229                  -



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  BASIS OF PRESENTATION:

Interim Financial Statements:

These interim financial statements were prepared pursuant to accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission, and have not been audited. Accordingly, while they conform to the measurement and classification provisions of accounting principles generally accepted in the United States, they do not include the footnote information required by accounting principles generally accepted in the United States for annual financial statements. Preparation of these financial statements requires management to make estimates and assumptions, which affect the amounts reported. Actual results could differ from those estimates. In the opinion of management, these financial statements include all normal and accrual adjustments necessary for a fair presentation. Reference is made to the annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results expected for the year ending March 31, 2004. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our annual report on Form 10-K for the year ended March 31, 2003.

The following information is unaudited. This report should be read in conjunction with the annual report on Form 10-K for the fiscal year ended March 31, 2003.

Description of business:

Measurement Specialties, Inc., a New Jersey corporation ("MSI" or "the Company"), is a designer and manufacturer of sensors and sensor-based consumer products. The Company produces a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics, including pressure, motion, force, displacement, angle, flow and distance. The Company has a Sensor segment and a Consumer Products segment. The Sensor segment designs and manufactures sensors for leading original equipment manufacturers
(OEM) for electronic, automotive, medical, military and industrial applications. Sensor products include pressure sensors, custom microstructures and accelerometers. The Consumer Products segment designs and manufactures sensor based consumer products, which are sold to leading retailers and distributors in both the United States and Europe. Consumer products include bathroom and kitchen scales, tire pressure gauges and distance estimators.

Liquidity and Going Concern:

The Company is currently the defendant in several lawsuits including a class action lawsuit. The Company is also the subject of a formal investigation being conducted by the Division of Enforcement of the United States Securities and Exchange Commission. Further, the United States Attorney for the District of New Jersey is conducting an inquiry into the matters being investigated by the SEC. (See Note 10)

The Company's revolving credit facility may not be available or adequate to fund operations and losses, if any, capital expenditures or the amounts, if any, to be paid in settlement of, or for judgments related to, the Company's pending legal proceedings. Under the terms of our credit agreement, the Company is prohibited from making any cash payment in settlement of any litigation unless, after giving effect to such payment and for a period of 30 consecutive days prior thereto, availability under the credit facility is not less than $1,500. Moreover, the Company is prohibited from making any cash payment in settlement of the class action lawsuit, the DeWelt litigation or the Hibernia litigation without the prior written consent of the lender under our revolving credit facility.

The Company's cash and amounts available under the Company's revolving credit facility may not be sufficient to satisfy the obligations discussed above. If the Company is unable to satisfy these obligations, the Company may need to explore other fund raising alternatives, including the sale of assets or equity securities. No assurance, however, can be given that the Company will be able to successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to the Company, that they will enable the Company to satisfy its obligations or that such actions will be permitted under the Company's credit agreement. Additionally, any sale of equity securities will dilute existing shareholders and may be at prices that are substantially lower than current market prices. If the Company is unable to satisfy its loss contingencies and does not obtain additional funds, the Company will likely be unable to continue operations.

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

Reclassifications:

The presentation of certain prior year information has been reclassified to conform to the current year presentation.

Stock Based Compensation:

The Company has two stock-based employee compensation plans. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its plans. There was no compensation expense recognized in fiscal 2004, and fiscal 2003 as a result of options issued with an exercise price below the underlying stock's market price. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation".

                                           QUARTER ENDED JUNE,
                                             2003      2002
                                           --------  --------
Net income (loss), as reported             $  3,783  $(5,703)

Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects                      -        -

Deduct: Total stock based employee
compensation under fair value based
method for awards granted, modified, or
settled, net of related tax effects              37       35
                                           --------  --------
Pro forma net income (loss)                $  3,746  $(5,738)

Net Income (loss) per share
     Basic-as reported                         0.32    (0.48)
     Basic Proforma                            0.31    (0.48)
     Diluted- as reported                      0.30    (0.48)
     Diluted proforma                          0.30    (0.48)


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

The Company's previous policy was to accrue restructuring and other costs at the commitment date of a plan in accordance with the provisions of Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." Accordingly, the Company has provided for certain restructuring costs incurred prior to December 31, 2002. (See Note 3).

3.  RESTRUCTURING AND OTHER COSTS:

During the quarter ended March 31, 2002, management and the Board of Directors approved a plan of reduction of workforce and a reduction of operating capacity
at certain locations.   At June 30, 2003 the Company had a provision of $837 to
cover the expected cost of lease terminations, which is included in accrued expenses. The Company did not make any payments during the three months ended June 30, 2003.

4.  INVENTORIES:

Inventories, net, consists of the following:

                 JUNE 30,    MARCH 31,
                   2003        2003
                 ---------  ----------
RAW MATERIALS    $   6,697  $    6,930
WORK-IN-PROCESS      2,112       2,630
FINISHED GOODS       4,246       4,715
                 ---------  ----------
                 $  13,055  $   14,275
                 =========  ==========

Inventory reserves were $4,339 at June 30, 2003 and $4,996 at March 31, 2003.

5. LONG-TERM DEBT:

Current Revolving Credit Facility

On January 31, 2003, the Company entered into a $15,000 revolving credit facility with Fleet Capital Corporation ("FCC"). The revolving credit facility is secured by a lien on substantially all of the Company's assets. Interest accrues on the principal amount of the Company's borrowings under this facility at a floating rate per year equal to the lesser of FCC's prime rate for commercial loans plus one percent (subject to a two percent increase upon the occurrence of an event of default under the loan agreement) or the maximum rate permitted by applicable law. As of June 30, 2003, the interest rate applicable to borrowings under the revolving credit facility was 5.0 percent. The amount of borrowing available under the revolving credit facility is determined in accordance with a formula based on certain of the Company's accounts receivable and inventory. The revolving credit facility expires on February 1, 2006. As of June 30, 2003, there were no outstanding borrowings and the Company had the right to borrow an additional $6,680 under the revolving credit facility. Commitment fees on the unused balance are equal to .375% per annum of the average monthly amount by which $15,000 exceeds the sum of the outstanding principal balance of the revolving credit loans. Commitment fees paid during the quarter ended June 30, 2003 were approximately $13.

     The revolving credit agreement requires the Company to meet certain financial covenants during the term of the revolving credit facility. In addition to certain affirmative and negative covenants, which include a restriction on the payment of dividends, the Company was required to maintain a borrowing availability of at least $2,000 through the filing of its quarterly report on Form 10-Q for the three months ended June 30, 2003. This covenant expired upon the filing of this Quarterly Report on Form 10-Q. In addition, the Company is required to keep a minimum fixed charge ratio of 1.0 to 1 at the end of each fiscal quarter. Fixed charge ratio is defined as operating cash flow, which is EBITDA (earnings before interest, taxes, depreciation and amortization) minus taxes paid and minus capital expenditures, divided by the sum of scheduled principal and interest payments during that period. The Company is currently in compliance to with all covenants in the agreement.

     For the quarter ended June 30, 2003, the weighted average short-term interest rate on the revolving credit facility was 5.24%. The average amount outstanding under this agreement for the period from April 1, 2003 through June 30, 2003 was $1,100. The Company maintains a letter of credit for $34 to guarantee the lease of its facility in Fairfield, NJ.

Bridge Loan

On October 31, 2002, the Company received a $9,300 bridge loan from Castletop Capital, L.P., a limited partnership controlled by Morton Topfer, Chairman of the Company's Board of Directors. The proceeds from this loan were used to repay all of the Company's obligations under its previous term loan and revolving credit facility. The loan is evidenced by a Senior Secured Note originally due January 31, 2003 and does not include a revolving credit facility. Interest on the note initially accrued at a rate of 7% per annum (subject to a 2% increase upon the occurrence of an event of default under the note). Castletop Capital also received a warrant to purchase up to 297,228 shares of the Company's common stock for an exercise price equal to the average closing price of the Company's common stock on the American Stock Exchange for the first five trading days after October 31, 2002 ($1.64 per share). This warrant had a term of 5 years. On June 26, 2003, Castletop Capital exercised its warrants to purchase 297,228 shares of stock at an exercise price of $1.64.

On October 31, 2002 the relative estimated fair value of the warrant of $452 was recorded as debt discount, which was charged to interest expense over the life of the debt, which was originally due on January 31, 2003.

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

Second Amendment to Bridge Loan

On April 11, 2003, the Company entered into a second amendment to the bridge loan to increase the aggregate principal amount of the Subordinated Note in favor of Castletop Capital, L.P. from $2,000 to $5,000. No other changes were made to the note. See Note 10 "Commitments and Contingencies". The additional borrowing was used to fund the $3,200 renewal premium payable in connection with the renewal of the Company's Directors and Officers liability insurance coverage (which renewal premium represents a combination of the market premium for D&O coverage for the period from April 7, 2003 through April 7, 2004 plus the Company's contribution toward a potential settlement in the class action lawsuit).

6. PROPERTY AND EQUIPMENT:

Property and equipment are summarized as follows:

                                     -------------------------------------------------------------
                                      June 30,2003    March 31, 2003           Useful Life
                                     --------------  ----------------  ---------------------------
Production machinery and equipment   $      13,759   $        13,800   5-7 years
Tooling costs                                3,612             3,579   5-7 years
Furniture and equipment                      5,004             4,922   3-10 years
Leasehold improvements                       1,721             1,721   Remaining term of the lease
Construction in progress                       412               283
                                     --------------  ----------------
                    Total                   24,508            24,305
Less:  accumulated depreciation and
amortization                               (13,122)          (12,487)
                                     --------------  ----------------
                                            11,386            11,818
                                     ==============  ================


Depreciation expense was $730 and $1,026 for the three months ended June 30, 2003 and three months ended June 30, 2002, respectively.

7. DISCONTINUED OPERATIONS, ASSETS AND LIABILITIES HELD FOR SALE, AND GAIN OR LOSS ON SALE OF ASSETS, AND DISCONTINUED UNITS:

The Company sold all of the outstanding stock of Terraillon, previously a component of the Company's Consumer segment, in September 2002 and sold the assets, principally property and equipment, related to its IC Sensors silicon wafer fab manufacturing operations, previously a component of the Company's Sensor segment, in July 2002. The assets held for sale in the amount of $36,632 at March 31, 2002 and liabilities held for sale in the amount of $12,800 at March 31, 2002 represent the assets and liabilities from these operations.
Since these businesses were disposed of by December 31, 2002, the assets and liabilities have been removed from the balance sheet. The amounts for Terraillon on the consolidated statements of operations for the three months ended June 30, 2002 have been reclassified as discontinued operations to reflect the disposal of this operating unit.

The Company placed its United Kingdom subsidiary, Schaevitz UK (previously a component of the Company's Sensor segment), into receivership on June 5, 2002 pursuant to the terms of a Mortgage Debenture dated February 28, 2001, as the Company was no longer in a position to support its losses. The receiver's function was to dispose of Schaevitz UK's business and assets for the best price possible. The book debt recoveries and sale proceeds were applied in settlement of the receiver's remuneration, costs and expenses, the preferential creditors' claims, (i.e., the claims of the Inland Revenue, Customs & Excise and employee claims up to certain statutory limits) and then to (i) claims by the Company's lenders in accordance with UK insolvency legislation (the Insolvency Act 1986) and (ii) priority arrangements. Schaevitz UK's landlord has a potential dilapidations claim of up to 350 Pounds Sterling (approximately $584 United States dollars based on market exchange rates as of August 4, 2003) against Schaevitz UK that arose on the expiration of the lease of 543/544 Ipswich Road Trading Estate, Slough, Berkshire, England on June 23, 2002. The Company is currently in negotiations with the landlord regarding this matter. The results of operations of Schaevitz UK are reflected in discontinued operations from April 1, 2002 through the June 5, 2002 date of liquidation. During the fiscal year ended March 31, 2003, the Company incurred approximately $3,511 of costs and expenses in connection with the liquidation of Schaevitz UK, which consisted of write-down of prepaid pension costs of $2,309 and receiver and other costs of $1,202. The amount recovered from the liquidation was approximately $1,176

In July 2002, the Company sold the assets, principally property and equipment, related to its silicon wafer fab manufacturing operation in Milpitas, CA to Silicon Microstructures, Inc. (SMI), a wholly owned subsidiary of Elmos Semiconductor AG. The wafer fab operation was formerly part of the Company's IC Sensors division. The price paid by SMI for the assets was approximately $5,250, consisting of approximately $3,370 in cash and $1,880 in prepaid credit for products and services, subject to reduction under certain circumstances. Approximately $900 of the cash purchase price was used to satisfy an outstanding equipment lease obligation. The prepaid credit for products and services, if utilized, will be accounted as a component of wafer costs. The gain on this sale was approximately $159, net of tax, and has been reflected in the Condensed Consolidated Statements of Operations as "Gain on Sale of Wafer Fab" for the three months ended September 30, and December 31, 2002.

In September 2002, the Company sold all of the outstanding stock of Terraillon Holdings Limited, a European manufacturer of branded consumer bathroom scales, to Fukuda S.a.r.l, an investment holding company incorporated in Luxembourg, for $22,300. On January 24, 2003, the Company received $1,384 of the funds that had been placed in escrow at the time of closing to secure certain of the Company's indemnification obligations. The estimated gain at the time of sale was approximately $340, net of tax, and subject to further adjustments. As a result of final settlement of escrowed amounts, the Company recorded an additional gain of $357, as certain amounts previously provided for were no longer required.

                                               THREE MONTHS ENDED JUNE 30, 2002
                                           ---------------------------------------
                                            TERRAILLON    SCHAEVITZ, UK    TOTAL
                                           ------------  ---------------  --------
Net sales                                  $     8,671   $          905   $ 9,576
Cost of goods sold                               5,319              617     5,936
                                           ------------  ---------------  --------
      Gross profit                               3,352              288     3,640

Operating expenses :
Selling, general and administrative              3,358            3,726     7,084
Research and development                                             68        68
                                           ------------  ---------------  --------
      Total operating expenses                   3,358            3,794     7,152

      Operating loss                                (6)          (3,506)   (3,512)

Interest expense, net of interest income           (12)               2       (10)
Other income(expense)                              (12)              (7)      (19)
                                           ------------  ---------------  --------
(Loss) before income taxes                         (30)          (3,511)   (3,541)
Income taxes benefit                                (5)                        (5)
                                           ------------  ---------------  --------
Net loss from discontinued operations      $       (25)  $       (3,511)  $(3,536)
                                           ============  ===============  ========

8.  PER SHARE INFORMATION AND STOCK OPTIONS ISSUED:

Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options and warrants, less the shares that may be repurchased with the funds received from their exercise. Diluted earnings per share are not presented in fiscal periods for which the results are antidilutive. Excluded from diluted earnings per share are 92,000 shares for the three months ended June 30, 2002. For the three months ended June 30, 2003, a total of 535,000 shares were added to the common shares outstanding to arrive at diluted earnings per share. The breakdown of these additional equivalent shares are 389,000 equivalent shares for warrants, and 146,000 equivalent shares for stock options.

The computation of the basic and diluted net income per share are as follows:

                              FOR THE QUARTER ENDED
                                  JUNE 30, 2003
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                          Income     Shares    Per Share
                                         --------  ----------  ----------
Income from continuing operations        $  3,671  11,953,000  $     0.31
Income from discontinued operations           112  11,953,000        0.01

Basic EPS
                                         --------  ----------  ----------
Income available to common shareholder   $  3,783  11,953,000  $     0.32

Effect of dilutive securities
warrants                                              389,000
stock options                                         146,000
                                         --------  ----------  ----------
Diluted EPS
Income available to common stockholders
                                         --------  ----------  ----------
          and assumed conversions        $  3,783  12,488,000  $     0.30
                                         ========  ==========  ==========


9.  SEGMENT INFORMATION:

The Company has two business segments, a Sensor segment and a Consumer Products segment.

The Company's Sensor business designs, manufactures, and markets sensors for original equipment manufacturer applications. These products include pressure sensors, custom microstructures, accelerometers, tilt/angle sensors, and displacement sensors for electronic, automotive, military, and industrial applications.

The Company's Consumer Products business manufactures and markets sensor-based consumer products. These products include bathroom and kitchen scales; tire pressure gauges, and distance estimators. These products are typically based on application-specific integrated circuits, piezoresistive, and ultrasonic technologies.

Segment data have been presented on a basis consistent with how business activities are reported internally to management.

The accounting policies of the segments are substantially the same as those described in Note 1.

The Company has no material intersegment sales.

The following comparisons reflect the result from continuing operations.

The following is information related to industry segments:

                                                                  THREE MONTHS ENDED JUNE 30,
                                                                ------------------------------
                                                                     2003            2002
                                                                --------------  --------------
Net sales
   Consumer Products                                            $      11,251   $      11,194
   Sensors                                                             14,790          12,531
                                                                --------------  --------------
      Total                                                            26,041          23,725
                                                                --------------  --------------

Operating income (loss)
   Consumer Products                                                    2,108             833
   Sensors                                                              4,597             904
                                                                --------------  --------------
Total segment operating income (loss)                                   6,705           1,737
   Unallocated expenses                                                (2,588)         (3,214)
                                                                --------------  --------------
Total operating income (loss)                                           4,117          (1,477)

   Interest expense, net of interest income                               165             721
   Other income                                                           ( 7)            (49)
                                                                --------------  --------------
   Income (loss) from continuing operations before income tax           3,959          (2,149)
          Income tax                                                      288              18
                                                                --------------  --------------
   Income (loss) from continuing operations                             3,671          (2,167)
    Income (loss) from discontinued operations                            112          (3,536)
                                                                --------------  --------------
           Net Income (loss)                                    $       3,783   $      (5,703)
                                                                ==============  ==============

                                      JUNE 30,   MARCH 31,
                                        2003        2003
                                      ---------  ----------
SEGMENT ASSETS
  CONSUMER PRODUCTS                   $  12,563  $   11,478
  SENSORS                                34,636      34,391
  UNALLOCATED                               122         299
                                      ---------  ----------
    TOTAL                             $  47,321  $   46,168
                                      =========  ==========

10.  COMMITMENTS AND CONTINGENCIES:

LITIGATION:

     In re: Measurement Specialties, Inc. Securities Litigation, 02 Civ. No. 1071 (D.N.J.).

     On March 20, 2002, a class action lawsuit was filed on behalf of purchasers of the Company's common stock in the United States District Court for the District of New Jersey against the Company and certain of its present and former officers and directors. The complaint was subsequently amended to include the underwriters of the August 2001 public offering as well as the Company's former auditor's. The lawsuit alleges violations of the federal securities laws. The lawsuit seeks an unspecified award of money damages. After March 20, 2002, nine additional similar class actions were filed in the same Court. The ten lawsuits have been consolidated into one case under the caption In re: Measurement Specialties, Inc. Securities Litigation, 02 Civ. No. 1071 (D.N.J.). Plaintiffs filed a Consolidated Amended Complaint on September 12, 2002. The underwriters have made a claim for indemnification under the underwriting agreement. The parties have fully briefed motions to dismiss the case, which remain under consideration by the court.

     The Company has Directors and Officers (D&O) liability insurance that provides an aggregate of $10,000 in coverage for the period during which this claim was filed ($5,000 in primary coverage and $5,000 in excess coverage). The Company's primary D&O insurance carrier initially denied coverage of this claim, which the Company contested. The insurer reversed its previous coverage position and agreed to participate in the defense and potential settlement of the class action lawsuit (subject to the $5,000 policy limit). As part of the arrangement, the Company renewed its D&O coverage. The new policy provides for an aggregate of $6,000 in coverage. The $3,200 renewal premium represents a combination of the market premium for D&O coverage for the period from April 7, 2003 through April 7, 2004 plus a contribution toward a potential settlement in the class action lawsuit. Such amount had been accrued during the three months ended, March 31, 2003. No assurance can be given that this insurance will be adequate, or that the excess insurance coverage will be available or adequate, to cover losses, if any, arising from this litigation.

     In addition, the Company's credit agreement precludes it from making cash payment in settlement of this litigation without the prior consent of Fleet Capital Corporation.

     This litigation is ongoing and the Company cannot predict its outcome at this time. However, if the Company were to lose this lawsuit it would have a material adverse effect on its consolidated financial position, results of operations and cash flows.

     SEC/U.S. Attorney Investigation

     In February 2002, the Company contacted the staff of the SEC after discovering that its former chief financial officer had made the misrepresentation to senior management, the Company's Board of Directors and the Company's auditors that a waiver of a covenant default under the Company's credit agreement had been obtained when, in fact, the lenders had refused to grant such a waiver. Since February 2002, the Company, and a special committee formed by the Board of Directors have been cooperating with the staff of the SEC. In June 2002, the staff of the Division of Enforcement of the SEC informed the Company that it is conducting a formal investigation relating to matters reported in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

     The Company has also learned that the Office of the United States Attorney for the District of New Jersey is conducting an inquiry into the matters that are being investigated by the SEC.

     The Company cannot predict how long these investigations will continue or their outcome.

     Measurement Specialties, Inc. v. Hibernia Capital Partners I, ilp and Hibernia Capital Partners II, ilp.

     On or about July 23, 2002, Hibernia Capital Partners I, ilp and Hibernia Capital Partners II, ilp filed a lawsuit against the company in the High Court of Dublin. The Plenary Summons states that plaintiffs seek a declaration that the plaintiffs entered into the share purchase agreement on June 7, 2001 for the sale of their shares in Terraillon Holdings Limited to the Company as a result of an operative misrepresentation and misstatement. Plaintiffs further seek damages for misrepresentation and/or breach of contract and/or breach of warranty and costs of the proceedings. On August 9, 2002, the Company entered an Appearance, which is the equivalent of the acceptance of service of process. On August 22, 2002, plaintiffs filed a Statement of Claim, which is the equivalent of a Complaint. The Company has filed a Defense, which is similar to an Answer, and awaits commencement of the discovery process. This litigation is ongoing and the Company cannot predict its outcome.

     Robert L. DeWelt v. Measurement Specialties, Inc. et al., Civil Action No. 02-CV-3431.

     On July 17, 2002, Robert DeWelt, the former acting Chief Financial Officer and general manager of the Company's Schaevitz Division, filed a lawsuit against the Company and certain of its officers and directors. Mr. DeWelt resigned on March 26, 2002 in disagreement with management's decision not to restate certain of the Company's financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. The Company filed a Motion to Dismiss this case, which was denied on June 30, 2003. The Company intends to answer the complaint and commence the discovery process. This litigation is ongoing and the Company cannot predict its outcome.

     In re: Clark Material Handling Company, et al. (Clark Material Handling Company, et al. v. Lucas Control Systems, Case No. 02-997).

     The Company is currently the defendant (as successor to Lucas Control Systems) in a lawsuit filed in April 2002 by Clark Material Handling Company and its related debtors (the "Debtors") in the context of the Debtors' Chapter 11 bankruptcy proceedings. Plaintiffs assert that Lucas Control Systems ("Lucas") received $34 from one or more of the Debtors during the ninety day period before the Debtors filed their bankruptcy petitions, that the transfers were to Lucas' benefit, were for or on account of an antecedent debt owed by one or more of the Debtors, made when one or more of the Debtors were insolvent, and that the transfers allowed Lucas to receive more than it would have received if the cases were cases under Chapter 7 of the United States Bankruptcy Code. The action seeks to disgorge the sum of $34 from Lucas. This litigation is ongoing and the Company cannot predict its outcome.

     Semex, Inc. v. Measurement Specialties, Inc. and AMP Incorporated, Court of Common Pleas of Montgomery County Pennsylvania, Docket Number NO. 02-23609.

     On October 24, 2002, Semex, Inc. ("Semex") filed a lawsuit against the Company and Amp Incorporated alleging breaches of the lease for the Company's former facility in Valley Forge, Pennsylvania. The Company is the assignee of Amp Incorporated under the lease. The plaintiff alleges that the Company owes at least $770 for certain payment defaults under the lease. The plaintiff also seeks an unspecified amount of damages related to plaintiff's allegations of, among other things, damage to the property, failure to remove alterations and failure to conduct environmental testing. An answer has been filed disputing the amounts claimed to be due.

     Exeter Technologies, Inc. and Michael Yaron v. Measurement Specialties, Inc. (Arbitration).

     Exeter Technologies, Inc. ("Exeter") and Michael Yaron ("Yaron") have alleged underpayments relating to a January 5, 2000 Product Line Acquisition Agreement of approximately $322. The Company maintains that any monies potentially due to Exeter are potentially subject to offset against a related claim asserted against the Company by a third-party. The parties are working together to resolve this dispute through a non-binding arbitration and both sides have exchanged documents in order to facilitate the resolution process. An arbitration is scheduled for early September, 2003.

     From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's business, financial condition, or operating results.

11.  RELATED PARTY TRANSACTIONS:

In May 2002, the Company retained Corporate Revitalization Partners ("CRP") to conduct its ongoing operational/financial restructuring efforts. In June 2002, Frank Guidone, a Managing Director of CRP, became the Company's chief executive officer. As of June 30, 2003 and as of July 25, 2003 on a cumulative basis, the Company has incurred $3,026 and $3,072, respectively, in consulting fees and expenses to CRP (excluding the success fees described in this paragraph). In addition to consulting fees based on hours billed by CRP consultants (at hourly rates that range from $175 to $275 and that are capped at a maximum of 50 hours per consultant each week), CRP earned an aggregate "success fee" of $138 and warrants exercisable to purchase an aggregate of 120,615 shares of the Company's common stock (at an exercise price of $2.28/share) as a result of the achievement of certain goals in connection with the Company's restructuring program. On June 12 and 13, and July 14, CRP exercised its right to purchase 120,615 shares of stock at an exercise price of $2.28.

Effective April 21, 2003, the Company entered into an agreement with Four Corners Capital Partners LP to provide for the services of Chief Executive Officer by Frank Guidone to the Company. The agreement was for an indefinite period of time, with both parties having the right to terminate the agreement with at least a sixty-day advance notice. The Company would be charged an annual fee of $ 400, and travel costs for Mr. Guidone. The Company also issued Four Corners Capital Partners LP warrants to purchase 600,000 shares of company stock, at an exercise price of $3.16. The warrants vest over a four-year period, with the potential of a reduced vesting period, if certain targets are achieved. The company recorded a charge of $73 in the three months ended June 30, 2003 representing the estimated fair value of the portion of the warrants earned by Four Corners Capital, LP. The warrants were valued using the Black-Scholes option pricing model, using a risk free rate of .81 %, volatility of .27, and option life of 1 month. Through June 30, 2003, the Company paid an aggregate of $33 for Executive Services to Four Corners Capital Partners LP. The Company will record future charges on the warrants as they are earned.

See Note 5 for a discussion of the bridge loan from Castletop Capital, L.P., a limited partnership controlled by Morton L. Topfer, Chairman of the Company's Board of Directors.

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

Our fiscal year begins on April 1 and ends on March 31. References in this report to the year 2003 or fiscal 2003 refer to the 12-month period from April 1, 2002 through March 31, 2003 and references in this report to the year 2004 or fiscal 2004 refer to the 12-month period from April 1, 2003 through March 31, 2004.

OVERVIEW

We are a designer and manufacturer of sensors and sensor-based consumer products. We produce a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics, including pressure, motion, force, displacement, tilt/angle, flow, and distance. We have two businesses, a Sensor business and a Consumer Products business.

Our Sensor business designs, manufactures, and markets sensors for original equipment manufacturer applications. These products include pressure sensors, custom microstructures, accelerometers, tilt/angle sensors, and displacement sensors for electronic, automotive, medical, military, and industrial applications. Our Sensor business customers include manufacturers such as Alaris Medical, Texas Instruments, Allison Transmission, Althen GmbH, and Graco.

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

The following table sets forth, for the periods indicated, certain items in our consolidated statements of income as a percentage of net sales:

                                                               THREE MONTHS ENDED JUNE 30,
                                                                  2003 (1)      2002 (1)
                                                               -------------  -------------
Net Sales
  Sensors                                                              56.8%         52.8 %
  Consumer products                                                    43.2           47.2
                                                               -------------  -------------
                                                                      100.0          100.0

Cost of Sales                                                          51.7           66.6
                                                               -------------  -------------
  Gross profit                                                         48.3           33.4

Operating expenses (income)
  Selling, general, and administrative                                 29.1           33.8
  Research and development                                              3.4            4.3
  Customer funded development                                             -           (1.2)
  Restructuring costs                                                     -            2.5
  Interest expense, net                                                 0.6            3.0
  Other expenses (income)                                                 -            0.1
                                                               -------------  -------------
                                                                       33.1           42.5

Income (loss) from continuing operations before income taxes           15.2           (9.1)
Income tax provision                                                   (1.1)           0.0
Income (loss) from operations of discontinued units                     0.4          (14.9)
                                                               -------------  -------------

Net income (loss)                                                     14.5%         (24.0)%
                                                               =============  =============


(1) The consolidated financial statements for the three months ended June 30, 2003 and 2002 include the results of the ongoing operations of Measurement Specialties, Inc. As a result of our restructuring plan, we sold all of the outstanding stock of Terraillon in September 2002 and placed Schaevitz UK into receivership in June 2002. Accordingly, Terraillon and Schaevitz UK are classified as discontinued operations in the consolidated financial results for all periods presented. The comparisons above exclude the results of these discontinued operations, except for "Income (loss) from discontinued units" and "Net income (loss)."

CRITICAL ACCOUNTING POLICIES


The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. The following accounting policies involve "critical accounting estimates" because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.

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

ACCOUNTS RECEIVABLE:

The majority of the accounts receivable are due from retailers and manufacturers of electronic, automotive, military, and industrial products. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 to 90 days and are stated as amounts due from customers net of allowances for doubtful accounts, and other sales allowances. Accounts outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer's current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when we determine they are uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Actual uncollectible accounts could exceed our estimates and changes to our estimates will be accounted for in the period of change.

INVENTORIES:

We make purchasing decisions principally based upon firm sales orders from customers, the availability and pricing of raw materials and projected customer requirements. Future events that could adversely affect these decisions and result in significant charges to our operations include slowdown in customer demand, customer delay in the issuance of sales orders, miscalculation of customer requirements, technology changes that render raw materials and finished goods obsolete, loss of customers and/or cancellation of sales orders. We establish reserves for our inventories to recognize estimated obsolescence and unusable items on a continual basis. Market conditions surrounding products are also considered periodically to determine if there are any net realizable valuation matters which would require a write-down of any related inventories. If market or technological conditions change, it may result in additional inventory reserves and write-downs, which would be accounted for in the period of change.

GOODWILL  IMPAIRMENT:

Management assesses goodwill for impairment at the reporting unit level on an annual basis or more frequently under certain circumstances. Such circumstances include: (i) significant adverse change in legal factors or in the business climate; (ii) an adverse action or assessment by a regulator; (iii) unanticipated competition; (iv) a loss of key personnel; (v) a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of; and (vi) recognition of an impairment loss in a subsidiary that is a component of a reporting unit. Management must make assumptions regarding estimating the fair value of our reporting units. If these estimates or related assumptions change in the future, we may be required to record an impairment charge. Impairment charges would be included in general and administrative expenses in our statements of operations, and would result in reduced carrying amounts of the goodwill.

LONG LIVED ASSETS:

Management assesses the recoverability of long-lived assets, which consist primarily of fixed assets and intangible assets whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in our stock price for a sustained period; and (iv) a change in our market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using a projected discounted cash flow method. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or related assumptions change in the future, we may be required to record an impairment charge. Impairment charges would be included in general and administrative expenses in our statements of operations, and would result in reduced carrying amounts of the related assets on our balance sheets. During the quarter ended June 30, 2003, we disposed of approximately $114 in fixed assets.

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

WARRANTY RESERVE:

Our sensors and consumer products generally are marketed under warranties to end users of up to ten years. Factors affecting our warranty liability include the number of products sold and historical and anticipated rates of warranty claims and cost per claim. We provide for estimated product warranty obligations at the time of sale, based on our historical warranty claims experience and assumptions about future warranty claims. This estimate is susceptible to changes in the near term based on introductions of new products, product quality improvements/declines and changes in end user application and/or behavior.

CONTINGENCIES AND LITIGATION:

We periodically assess the potential liabilities related to any lawsuits or claims brought against us. While it is typically very difficult to determine the timing and ultimate outcome of these actions, we use our best judgment to determine if it is probable that we will incur an expense related to a settlement or judgment for such matters and whether a reasonable estimation of such probable loss, if any, can be made. Given the inherent uncertainty related to the eventual outcome of litigation, it is possible that all or some of these matters may be resolved for amounts materially different from any estimates that we may have made with respect to their resolution.


THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

The consolidated financial statements for the three months ended June 30, 2003 and 2002 include the results of the ongoing operations of Measurement Specialties, Inc. As a result of our restructuring plan, we sold all of the outstanding stock of Terraillon in September 2002 and placed Schaevitz UK into receivership in June 2002. Accordingly, Terraillon and Schaevitz UK are classified as discontinued operations in the consolidated financial results for all periods presented.

Net Sales. Net sales increased to $26,041 for the three months ended June 30, 2003 from $23,725 for the three months ended June 30, 2002. Net sales of our Sensor business increased $2,259 , or 18.0%, to $14,790 for the three months ended June 30, 2003 from $12,531 for the three months ended June 30, 2002. Sales generally across all product lines were higher for the three months ended June 30, 2003 compared with the same period ended June 30, 2002, with a significant increase in sales of our microfuse products to automotive industry customers. Net sales of our Consumer Products business increased $57, or 0.5%, to $11,251 for the three months ended June 30, 2003 from $11,194 for the three months ended June 30, 2002.

Gross Profit. Gross profit increased $4,672 , or 59.0%, to $12,589 for the three months ended June 30, 2003 from $7,917 for the three months ended June 30, 2002. Gross margin increased to 48.3% for the three months ended June 30, 2003 from 33.4% for the three months ended June 30, 2002. Gross margin for our Sensor business increased to 57.0% for the three months ended June 30, 2003 from 40.4% for the three months ended June 30, 2002. The continued improvement of our Sensors margin is partially due to our production planning and restructuring efforts, which have resulted in a more efficient manufacturing operation. In addition, the business unit benefited from favorable raw material costs in the quarter, and improved absorption of manufacturing overhead as a result of the business unit's increased sales volume. Gross margin for our Consumer Products business increased to 34.1% for the three months ended June 30, 2003 from 27.2% for the three months ended June 30, 2002. The increase is due to improved margins on sales to retail customers, which was partially offset by a decrease in margins on OEM sales. The gross margin on retail sales increased as a result of lower material and freight costs. The gross margin related to our OEM sales was negatively affected by higher costs associated with the introduction of new products in Europe. On a continuing basis our gross margin may vary due to product mix, sales volume, availability of raw materials and other factors.

Selling, General and Administrative. Selling, general and administrative expenses decreased $485 or 6.0%, to $7,566 for the three months ended June 30, 2003 from $8,051 for the three months ended June 30, 2002. The decrease was primarily due to lower legal and professional fees incurred during the first quarter of fiscal year 2004, when compared to the first quarter of fiscal year 2003. Legal and professional fees were high in the quarter ended June 30, 2002 due to defaults under our credit agreement, restatement of our financial statements, class action lawsuits and SEC investigation. These legal and professional fees declined approximately $540 compared to the quarter ended June 30, 2002. Offsetting these declines was an increase to the employee profit sharing accrual as a result of the improvement in our company performance.

Research and Development. Research and development costs decreased $120 or 11.8%, to $906 for the three months ended June 30, 2003 from $1,026 for the three months ended, June 30, 2002. We had no Customer-funded development for the three months ended June 30, 2003 compared with $276 for the three months ended June 30, 2002. On a net basis, research and development costs increased $156 , or 20.8%, to $906 for the three months ended June 30, 2003 from $750 for the three months ended June 30, 2002. The primary cause of the reduction in customer-funded development was the sale of the IC Sensors wafer fab in July 2002. We do not expect significant customer funded research and development for the remainder of fiscal 2004.

Interest Expense, Net. Net interest expense decreased $556 , or 77.1%, to $165 for the three months ended June 30, 2003 from $721 for the three months ended June 30, 2002. This decrease in interest expense is attributable to a $23,016 reduction in average debt outstanding from $28,360 in the three months ended June 30, 2002 to $5,344 in the three months ended June 30, 2003.

Income Taxes. Our provision for income taxes includes taxes payable by our foreign subsidiaries. For U.S. tax purposes, we anticipate that all current year taxable income will be offset by our available net operating loss carryforwards.

Discontinued Operations. As a result of our restructuring plan, we sold all of the outstanding stock of Terraillon in September 2002 and placed Schaevitz UK into receivership in June 2002. There was a gain of $112 in the quarter ended, June 30, 2003, as additional funds were received from the liquidation of Schaevitz UK. We had a loss of $3,536 for the three months ended June 30, 2002 from these discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (accounts receivable plus inventory less accounts payable) increased by $963 from $14,978 as of March 31, 2003 to $15,941 as of June 30, 2003. The increase was attributable to an increase in accounts receivable of $2,184 from $10,549 at March 31, 2003 to $12,733 at June 30, 2003, partially offset by a decrease in inventory of $1,220 from $14,275 at March 31, 2003 to $13,055 at June 30, 2003. Accounts receivable increased as a result of strong sales in our Sensor segment. The inventory decline is attributable to our continued inventory management efforts. Accounts payable was flat at June 30, 2003 compared with March 31, 2003. Cash provided by operating activities was $54 for the three months ended June 30, 2003, as compared to $3,830 for the three months ended June 30, 2002. Included in cash provided from operations for the current period is $2,800 of costs paid to our insurance carrier related to the D&O premium renewal (See Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). Excluding this payment, cash from operations would have been $2,854. Capital spending increased to $412 for the three months ended June 30, 2003 from $336 for the three months ended June 30, 2002. Financing activities for the three months ended June 30, 2003 provided $424 primarily due to the increase in subdebt associated with the D&O premium renewal and the exercise of warrants and stock options, offset by a pay down of company debt under the revolver.

Revolving Credit Facility

On January 31, 2003, we entered into a $15,000 revolving credit facility with Fleet Capital Corporation ("FCC"). The revolving credit facility is secured by a lien on substantially all of our assets. Interest accrues on the principal amount of our borrowings under this facility at a fluctuating rate per year equal to the lesser of FCC's prime rate for commercial loans plus one percent (subject to a two percent increase upon the occurrence of an event of default under the loan agreement) or the maximum rate permitted by applicable law. As of June 30, 2003, the interest rate applicable to borrowings under the revolving credit facility was 5.0%. The amount of borrowing available under the revolving credit facility is determined in accordance with a formula based on certain of our accounts receivable and inventory. The revolving credit facility expires on February 1, 2006.

Our revolving credit agreement requires us to meet certain financial covenants during the term of the revolving credit facility. In addition to certain affirmative and negative covenants, which include a restriction on the payment of dividends, we were required to maintain a borrowing availability of at least $2,000 through the filing of our quarterly report on Form 10-Q for the three months ended June 30, 2003. This covenant expired upon the filing of this Quarterly Report on Form 10-Q. We were successful in meeting this requirement. In addition, beginning in the fiscal quarter ended June 30, 2003, we are required to keep a minimum fixed charge ratio of 1.0 to 1 at the end of each fiscal quarter. Fixed charge ratio is defined as operating cash flow, which is EBITDA (earnings before interest, taxes, depreciation and amortization) minus cash taxes paid and minus capital expenditures, divided by the sum of scheduled principle payments and interest expense during that period. We were successful in meeting this requirement, for the quarter ended June 30, 2003.

Bridge Loan

On October 31, 2002, we received a $9,300 bridge loan from Castletop Capital, L.P., a limited partnership controlled by Morton Topfer, Chairman of our Board of Directors. The proceeds from this loan were used to repay all our obligations under our previous term loan and revolving credit facility. The loan is evidenced by a Senior Secured Note originally due January 31, 2003 and does not include a revolving credit facility. Interest on the note initially accrued at a rate of 7% per annum (subject to a 2% increase upon the occurrence of an event of default under the note). Castletop Capital also received a warrant to purchase up to 297,228 shares of our common stock for an exercise price equal to the average closing price of our common stock on the American Stock Exchange for the first five trading days after October 31, 2002 ($1.64 per share). The warrant had a term of five years. On June 26, 2003, Castletop Capital exercised its warrants to purchase 297,228 shares of our common stock at an exercise price of $1.64.

On October 31, 2002 the relative estimated fair value of the warrant of $452 was recorded as a debt discount, which was charged to interest expense over the life of the debt, which was originally due on January 31, 2003.

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

Second Amendment to Bridge Loan

     On April 11, 2003, we entered into a second amendment to our bridge loan to increase the aggregate outstanding principal amount of the Subordinated Note in favor of Castletop Capital, L.P. from $2,000 to $5,000. No other changes were made to the note. The additional borrowing was used to fund the $3,200 renewal premium payable in connection with the renewal of our Directors and Officers liability insurance coverage (which renewal premium represents a combination of the market premium for D&O coverage for the period from April 7, 2003 through April 7, 2004 plus our contribution toward a potential settlement in the class action lawsuit).

Liquidity

At July 25, 2003, we had approximately $ 6,061 of available cash and $ 6,680 of borrowing capacity under our revolving credit facility. Our ongoing capital needs and other obligations, include the payment of:

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

Our cash and amounts available under our revolving credit facility may not be sufficient to satisfy the obligations discussed above. If we are unable to satisfy these obligations, we may need to explore other fund raising alternatives, including the sale of assets or equity securities. No assurance, however, can be given that we will be able to successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to us, that they will enable us to satisfy our obligations or that such actions will be permitted under our credit agreement. Additionally, any sale of securities will dilute existing shareholders and may be at prices that are substantially lower than current market prices. If we are unable to satisfy our loss contingencies and do not obtain additional funds, we will likely be unable to continue operations.

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

The majority of our net sales are priced in United States dollars. Our costs and expenses are priced in United States dollars, Hong Kong dollars and Chinese renminbi. Accordingly, the competitiveness of our products relative to products produced domestically (in foreign markets) may be affected by the performance of the United States dollar compared with that of our foreign customers' currencies. Additionally, we are exposed to the risk of foreign currency transaction and translation losses, which might result from adverse fluctuations in the values of the Hong Kong dollar and the Chinese renminbi. At June 30, 2003, we had net assets of $1,600 subject to fluctuations in the value of the Hong Kong dollar, and net liabilities of $15,400 subject to fluctuations in the value of the Chinese renminbi. At June 30, 2002, we had net liabilities of $3,200 subject to fluctuations in the value of the Hong Kong dollar, and net assets of $11,100 subject to fluctuations in the value of Chinese renminbi. At March 31, 2003, we had net liabilities of $2,000 subject to fluctuations in the value of the Hong Kong dollar, and the net assets of $13,700 subject to fluctuations in the value of Chinese renminbi.

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

See Note 7 of the Notes to the condensed consolidated financial statements included in this report for a discussion of the elimination of certain of our foreign operations.

Interest on our revolving credit facility accrues on the principal amount of our borrowings under this facility at a fluctuating rate per year equal to the lesser of FCC's prime rate for commercial loans plus one percent (subject to a two percent increase upon the occurrence of an event of default under the loan agreement) or the maximum rate permitted by applicable law. Our results will be adversely affected by any increase in interest rates. For example, based on the current debt outstanding at July 25, 2003, an annual interest rate increase of 100 basis points would increase interest expense and thus decrease our after tax profitability by $50. We do not hedge this interest rate exposure.

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


ITEM 4.  CONTROLS AND PROCEDURES

The company's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company's disclosure controls and procedures as of June 30, 2003. Based on this evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

The following changes in the company's internal control over financial reporting occurred during the quarter ended June 30, 2003:

     - completion of a financial reporting system that consolidates our financial results in such a manner that serves both our external and internal reporting requirements; and

     - completion of the consolidation of the financial information for our China manufacturing facility onto one information technology platform and general ledger.

     - appointment of a financial executive from our corporate headquarters to serve as Controller of the China Sensor business.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

(DOLLARS IN THOUSANDS)

CLASS ACTION LAWSUIT

LITIGATION:

     In re: Measurement Specialties, Inc. Securities Litigation, 02 Civ. No. 1071 (D.N.J.).

     On March 20, 2002, a class action lawsuit was filed on behalf of purchasers of our common stock in the United States District Court for the District of New Jersey against the company and certain of our present and former officers and directors. The complaint was subsequently amended to include the underwriters of the August 2001 public offering as well as our former auditors. The lawsuit alleges violations of the federal securities laws. The lawsuit seeks an unspecified award of money damages. After March 20, 2002, nine additional similar class actions were filed in the same Court. The ten lawsuits have been consolidated into one case under the caption In re: Measurement Specialties, Inc. Securities Litigation, 02 Civ. No. 1071 (D.N.J.). Plaintiffs filed a Consolidated Amended Complaint on September 12, 2002. The underwriters have made a claim for indemnification under the underwriting agreement. The parties have fully briefed motions to dismiss the case, which remain under consideration by the court.

     We have Directors and Officers (D&O) liability insurance that provides an aggregate of $10,000 in coverage for the period during which this claim was filed ($5,000, in primary coverage and $5,000 in excess coverage). Our primary D&O insurance carrier initially denied coverage of this claim, which position we contested. After discussion, the insurer reversed its previous coverage position and agreed to participate in the defense and potential settlement of the class action lawsuit (subject to the $5,000 policy limit). As part of the arrangement, we renewed our D&O coverage. The new policy provides for an aggregate of $6,000 in coverage. The $3,200 renewal premium represents a combination of the market premium for D&O coverage for the period from April 7, 2003 through April 7, 2004 plus our contribution toward a potential settlement in the class action lawsuit. No assurance can be given that this insurance will be adequate, or that our excess insurance coverage will be available or adequate, to cover losses, if any, arising from this litigation.

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

     SEC/U.S. Attorney Investigation

     In February 2002, we contacted the staff of the SEC after discovering that our former chief financial officer had made the misrepresentation to senior management, our Board of Directors and our auditors that a waiver of a covenant default under our credit agreement had been obtained when, in fact, our lenders had refused to grant such a waiver. Since February 2002, we and a special committee formed by our Board of Directors have been cooperating with the staff of the SEC. In June 2002, the staff of the Division of Enforcement of the SEC informed the company that it is conducting a formal investigation relating to matters reported in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

     We have also learned that the Office of the United States Attorney for the District of New Jersey is conducting an inquiry into the matters that are being investigated by the SEC.

     We cannot predict how long these investigations will continue or their outcome.

     Measurement Specialties, Inc. v. Hibernia Capital Partners I, ilp and Hibernia Capital Partners II, ilp.

     On or about July 23, 2002, Hibernia Capital Partners I, ilp and Hibernia Capital Partners II, ilp filed a lawsuit against the company in the High Court of Dublin. The Plenary Summons states that plaintiffs seek a declaration that the plaintiffs entered into the share purchase agreement on June 7, 2001 for the sale of their shares in Terraillon Holdings Limited to the company as a result of an operative misrepresentation and misstatement. Plaintiffs further seek damages for misrepresentation and/or breach of contract and/or breach of warranty and costs of the proceedings. On August 9, 2002, we entered an Appearance, which is the equivalent of the acceptance of service of process. On August 22, 2002, plaintiffs filed a Statement of Claim, which is the equivalent of a Complaint. We have filed a Defense, which is similar to an Answer, and await commencement of the discovery process. This litigation is ongoing and we cannot predict its outcome at this time.

     Robert L. DeWelt v. Measurement Specialties, Inc. et al., Civil Action No. 02-CV-3431.

     On July 17, 2002, Robert DeWelt, the former acting Chief Financial Officer and general manager of our Schaevitz Division, filed a lawsuit against the company and certain of our officers and directors. Mr. DeWelt resigned on March 26, 2002 in disagreement with management's decision not to restate certain of our financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. We filed a Motion to Dismiss this case, which was denied on June 30, 2003. We intend to answer the complaint and commence the discovery process. This litigation is ongoing and we cannot predict its outcome at this time.

     In re: Clark Material Handling Company, et al. (Clark Material Handling Company, et al. v. Lucas Control Systems, Case No. 02-997).

     We are currently the defendant (as successor to Lucas Control Systems) in a lawsuit filed in April, 2002 by Clark Material Handling Company and its related debtors (the "Debtors") in the context of the Debtors' Chapter 11 bankruptcy proceedings. Plaintiffs assert that Lucas Control Systems ("Lucas") received $34 from one or more of the Debtors during the ninety (90) day period before the Debtors filed their bankruptcy petitions, that the transfers were to Lucas' benefit, were for or on account of an antecedent debt owed by one or more of the Debtors, made when one or more of the Debtors were insolvent, and that the transfers allowed Lucas to receive more than it would have received if the cases were cases under Chapter 7 of the United States Bankruptcy Code. The action seeks to disgorge the sum of $34 from Lucas. This litigation is ongoing and we cannot predict its outcome at this time.

     Semex, Inc. v. Measurement Specialties, Inc. and AMP Incorporated, Court of Common Pleas of Montgomery County Pennsylvania, Docket Number NO. 02-23609.

     On October 24, 2002, Semex, Inc. ("Semex") filed a lawsuit against the company and Amp Incorporated alleging breaches of the lease for our former facility in Valley Forge, Pennsylvania. We are the assignee of Amp Incorporated under the lease. The plaintiff alleges that we owe at least $770 for certain payment defaults under the lease. The plaintiff also seeks an unspecified amount of damages related to plaintiff's allegations of, among other things, damage to the property, failure to remove alterations and failure to conduct environmental testing. An answer has been filed disputing the amounts claimed to be due.

     Exeter Technologies, Inc. and Michael Yaron v. Measurement Specialties, Inc. (Arbitration).

     Exeter Technologies, Inc. ("Exeter") and Michael Yaron ("Yaron") have alleged underpayments relating to a January 5, 2000 Product Line Acquisition Agreement of approximately $322. We maintain that any monies potentially due to Exeter are potentially subject to offset against a related claim asserted against us by a third-party. The parties are working together to resolve this dispute through a non-binding arbitration and both sides have exchanged documents in order to facilitate the resolution process. An arbitration is scheduled for early September, 2003.

     From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


     On April 21, 2003, the Compensation Committee of our Board of Directors reached a verbal agreement with Frank Guidone regarding his long term retention as Chief Executive Officer. Definitive agreements memorializing this arrangement were entered into on July 22, 2003, between the company and Four Corners Capital Partners, LP, a limited partnership of which Mr. Guidone is a Principal. Pursuant to this arrangement, Four Corners will make Mr. Guidone available to serve as our Chief Executive Officer for which it will receive an annual fee of $400 and will be eligible to receive a performance based bonus. In addition, Four Corners was issued a warrant to purchase up to 600,000 shares of our common stock. The right to purchase the shares vests over a period of four years (subject to the continued service of Mr. Guidone), and may be accelerated in the event certain performance milestones are achieved. In addition, in connection with this arrangement, Mr. Guidone entered into a non-competition agreement and Four Corners was granted registration rights relating to any shares purchased under the warrant. The warrant was issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act or 1933, as a transaction not involving a public offering.

     On June 12, 13 and July 14, 2003, Corporate Revitalization Partners, a turnaround/crisis management firm of which Mr. Guidone is a managing director and principal, exercised warrants to purchase 120,615 shares of our common stock at an exercise price of $2.28 per share. The shares were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

     On June 26, 2003, Castletop Capital, L.P., a limited partnership controlled by Morton Topfer, Chairman of our Board of Directors, exercised warrants to purchase 297,228 shares of our common stock at an exercise price of $1.64 per share. The shares were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
     See Exhibit Index.




(B) REPORTS ON FORM 8-K.

The following reports on Form 8-K were filed during the three months ended June 30, 2003:

On May 30, 2003, we filed a current report on form 8-K pursuant to Item 5 (other events) to attach a press release reporting results for our fourth fiscal quarter and the twelve-month period ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MEASUREMENT SPECIALTIES, INC.
                                 (Registrant)




                                 /s/ John P. Hopkins
                                 -----------------------------------
Date: August 7, 2003             John P. Hopkins
                                 Chief Financial Officer (authorized officer and
                                 principal financial officer)

                                           EXHIBIT INDEX


EXHIBIT
NUMBER   DESCRIPTION

    4.1  Stock Purchase Warrant, effective as of April 21, 2003, issued to Four Corners Capital
         Partners, LP

    4.2  Registration Rights Agreement, effective as of April 21, 2003, by and between Four
         Corners Capital Partners, LP and Measurement Specialties, Inc.

   10.1  Agreement, effective as of April 1, 2003, by and between Four Corners Capital Partners,
         LP and Measurement Specialties, Inc.

   10.2  Noncompetition Agreement, dated as of April 1, 2003, by and between Frank Guidone and Measurement Specialties, Inc.

   99.1  Exhibit 31.1 -- Certification of Frank D. Guidone required by Rule 13a-14(a) or Rule 15d-
         14(a)

   99.2  Exhibit 31.2 -- Certification of John P. Hopkins required by Rule 13a-14(a) or Rule 15d-
         14(a)

   99.3  Exhibit 32.1 -- Certification of Frank D. Guidone and John P. Hopkins required by Rule
         13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18
         U.S.C. Section 1350