Form 10-Q
period 2003-09-30
MEASUREMENT SPECIALTIES INC
filed 2003-11-04
CIK 778734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

                                       OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____TO _____

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



            710 ROUTE 46 EAST, SUITE 206, FAIRFIELD, NEW JERSEY 07004
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)

                                 (973) 808-3020
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


    (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                     REPORT)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes   X  No
                                                     ---      --

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act ).
 Yes      No   X
              ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,371,891 shares of common stock, no par value per share, at October 31, 2003.


    PART I. FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .   3

ITEM 1.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . . .   3
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) . . . . . .   3

         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) . . . . . . . . . . .   4

         CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED) .   6

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) . . . . . .   7

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED). . . .   8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . .   20

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   32

ITEM 4.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . . .   33

PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . .   33

ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . .   33

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . . . . . . . .   35

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . .   36

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . .   37

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . .   . . . . . . . . . .   38

ITEM  1.  FINANCIAL  STATEMENTS


                                        MEASUREMENT  SPECIALTIES,  INC
                               CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                        (DOLLARS  IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS)
                                                 (UNAUDITED)


                                                                FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                                ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                             -------------------------  --------------------------
                                                                2003          2002          2003          2002
                                                             -----------  ------------  ------------  ------------
Net sales                                                    $    28,559  $    32,300   $    54,600   $    56,025
Cost of goods sold                                                16,252       21,624        29,704        37,432
                                                             -----------  ------------  ------------  ------------
       Gross profit                                               12,307       10,676        24,896        18,593
                                                             -----------  ------------  ------------  ------------
Operating expenses (income):
  Selling, general and administrative                              7,508        9,749        15,002        17,801
  Non-cash equity based compensation                               1,835            -         1,908             -
  Research and development                                           854          765         1,760         1,791
  Customer funded development                                          -          (70)            -          (346)
  Restructuring costs                                                  -          530             -         1,123
                                                             -----------  ------------  ------------  ------------
     Total operating expenses                                     10,197       10,974        18,670        20,369
                                                             -----------  ------------  ------------  ------------
        Operating income (loss)                                    2,110         (298)        6,226        (1,776)
  Interest expense, net                                              135          626           300         1,346
  Gain on sale of Wafer Fab                                            -         (109)            -          (109)
  Other expense (income)                                               2          192            (6)          143
                                                             -----------  ------------  ------------  ------------
Income (loss) from continuing operations before income tax         1,973       (1,007)        5,932        (3,156)
       Income tax                                                    258            -           546            18
                                                             -----------  ------------  ------------  ------------
Income (loss) from continuing operations                           1,715       (1,007)        5,386        (3,174)
                                                             -----------  ------------  ------------  ------------
Discontinued operations:
     Income (loss) from discontinued units                             -         (374)          112        (3,910)
     Gain on sale of Terraillon                                        -          340             -           340
                                                             -----------  ------------  ------------  ------------
       Income (loss) from discontinued units                           -          (34)          112        (3,570)
                                                             -----------  ------------  ------------  ------------
Net income (loss)                                            $     1,715  $    (1,041)  $     5,498   $    (6,744)
                                                             ===========  ============  ============  ============

Income (loss) per common share - Basic
   Income (loss) from continuing operations                  $      0.14  $     (0.09)  $      0.44   $     (0.27)
   Income (loss) from discontinued units                               -         0.00          0.01         (0.30)
                                                             -----------  ------------  ------------  ------------
         Net income (loss)                                   $      0.14  $     (0.09)  $      0.45   $     (0.57)
                                                             -----------  ------------  ------------  ------------

Income (loss) per common share - Diluted
   Income (loss) from continuing operations                  $      0.12  $     (0.09)  $      0.39   $     (0.27)
   Income (loss) from discontinued units                               -         0.00          0.01         (0.30)
                                                             -----------  ------------  ------------  ------------
         Net income (loss)                                   $      0.12  $     (0.09)  $      0.40   $     (0.57)
                                                             -----------  ------------  ------------  ------------

Weighted average shares outstanding - Basic                   12,349,546   11,912,958    12,151,050    11,906,025
                                                             ===========  ============  ============  ============

Weighted average shares outstanding - Diluted                 13,844,523   11,912,958    13,587,597    11,906,025
                                                             ===========  ============  ============  ============


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   MEASUREMENT SPECIALTIES, INC.
                               CONDENSEND CONSOLIDATED BALANCE SHEETS
                                       (DOLLARS IN THOUSANDS)
                                            (UNAUDITED)


                                                                         SEPTEMBER 30,    MARCH 31,
                                                                             2003           2003
----------------------------------------------------------------------  ---------------  -----------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                             $        3,442   $    2,694
  Accounts receivable, trade, net of allowance for doubtful
   accounts of $451, and $1,038 respectively                                    12,861       10,549
  Inventories                                                                   14,566       14,275
  Prepaid expenses and other current assets                                      2,362        1,885
                                                                        ---------------  -----------
    Total current assets                                                        33,231       29,403
                                                                        ---------------  -----------

PROPERTY AND EQUIPMENT, NET                                                     11,128       11,818
                                                                        ---------------  -----------

OTHER ASSETS:
  Goodwill                                                                       4,191        4,191
  Other assets                                                                     611          756
                                                                        ---------------  -----------
                                                                                 4,802        4,947
                                                                        ---------------  -----------
    Total assets                                                        $       49,161   $   46,168
                                                                        ===============  ===========


       SEE  ACCOMPANYING  NOTES  TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   MEASUREMENT SPECIALTIES, INC.
                               CONDENSEND CONSOLIDATED BALANCE SHEETS
                                       (DOLLARS IN THOUSANDS)
                                            (UNAUDITED)


                                                                        SEPTEMBER 30,    MARCH 31,
                                                                            2003           2003
                                                                       ---------------  -----------

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                    $            -   $    3,260
  Accounts payable                                                             11,855        9,846
  Accrued compensation                                                          2,491        1,207
  Accrued expenses and other current liabilities                                5,287        5,744
  Accrued litigation expenses                                                     750        3,550
                                                                       ---------------  -----------
    Total current liabilities                                                  20,383       23,607

OTHER LIABILITIES:
  Long-term debt-related party                                                      -        2,000
  Other liabilities                                                             1,656        1,615
                                                                       ---------------  -----------
    Total liabilities                                                          22,039       27,222
                                                                       ---------------  -----------

SHAREHOLDERS' EQUITY
  Serial preferred stock; 221,756 shares authorized; none outstanding
  Common stock, no par; 20,000,000 shares authorized; 12,363,891
    and 11,922,958 shares issued and outstanding, respectively                  5,502        5,502
  Additional paid-in capital                                                   45,905       43,197
  Accumulated deficit                                                         (24,185)     (29,683)
  Accumulated other comprehensive loss                                           (100)         (70)
                                                                       ---------------  -----------
           Total shareholders' equity                                          27,122       18,946
                                                                       ---------------  -----------
                                                                       $       49,161   $   46,168
                                                                       ===============  ===========


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                MEASUREMENT SPECIALTIES, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                         FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003
                                                    (DOLLARS IN THOUSANDS)
                                                         (UNAUDITED)


                                                Other
                                                         Additional                 Compre-
                                               Common     paid-in    Accumulated    hensive                    Comprehensive
                                                stock     capital      Deficit       Loss          Total       Income (Loss)

BALANCE, APRIL 1, 2002                       $     5,502  $ 42,346  $    (20,586)  $   (435)  $       26,827
  Net income                                           -         -        (6,744)         -           (6,744)  $      (6,744)
  Currency translation adjustment                      -         -             -        369              369             369
                                                                                                               --------------
  Comprehensive Income                                 -         -             -          -                -   $      (6,375)
                                                                                                               ==============
  Warrants Issued for professional services            -       153             -          -              153
  Proceeds from exercise of stock options              -       117             -          -              117
                                             -----------  --------  -------------  ---------  ---------------
BALANCE, SEPTEMBER 30, 2002                        5,502    42,616       (27,330)       (66)          20,722
                                             -----------  --------  -------------  ---------  ---------------
  Net income                                           -         -        (2,353)         -           (2,353)  $      (2,353)
  Currency translation adjustment                      -         -             -         (4)              (4)             (4)
                                                                                                               --------------
  Comprehensive Income                                 -         -             -          -                -   $      (2,357)
                                                                                                               ==============
  Warrants Issued for professional services            -       112             -          -              112
  Proceeds from exercise of stock options              -        17             -          -               17
  Warrants issued for debt                             -       452             -          -              452
                                             -----------  --------  -------------  ---------  ---------------
BALANCE, APRIL 1, 2003                             5,502    43,197       (29,683)       (70)          18,946
                                             -----------  --------  -------------  ---------  ---------------
  Net income                                           -         -         5,498          -            5,498   $       5,498
  Currency translation adjustment                      -         -             -        (30)             (30)            (30)
                                                                                                               --------------
  Comprehensive Income                                 -         -             -          -                -   $       5,468
                                                                                                               ==============
  Warrants Issued for non-cash equity based            -     1,908             -          -            1,908
   compensation
  Proceeds from exercise of stock options              -        32             -          -               32
  Tax benefit from stock options                       -         5             -          -                5
  Proceeds from exercise of stock warrants             -       763             -          -              763
                                             -----------  --------  -------------  ---------  ---------------
BALANCE, SEPTEMBER 30, 2003                  $     5,502  $ 45,905  $    (24,185)  $   (100)  $       27,122
                                             ===========  ========  =============  =========  ===============


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                         MEASUREMENT SPECIALTIES, INC
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (DOLLARS IN THOUSANDS)
                                                 (UNAUDITED)


                                                                    FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                                                 -------------------------------------------
                                                                         2003                  2002
                                                                 --------------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                $             5,498   $             (6,744)
  Adjustments to reconcile net loss to net cash provided by
    Operating activities of income:
      Income from discontinued operations                                          -                  3,570
      Depreciation and amortization                                            1,454                  1,897
      Assets Write-off                                                           140                      -
      Deferred rent                                                              (13)                    28
      Provision for bad debt                                                     173                     43
      Non-cash equity based compensation                                       1,908                    153
      Gain on sale of Wafer Fab                                                    -                   (109)
      Net changes in operating assets and liabilities:
        Accounts receivable, trade                                            (2,485)                (6,904)
        Inventories                                                             (291)                 1,069
        Prepaid expenses and other current assets                               (472)                  (434)
        Other assets                                                             144                   (102)
        Accounts payable                                                       2,009                  4,084
        Accrued Litigation Costs                                              (2,800)                     -
        Accrued expenses and other liabilities                                   882                  3,481
                                                                 --------------------  ---------------------
    Net cash provided by operating activities                                  6,147                     32
                                                                 --------------------  ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                        (904)                  (386)
     Proceeds from sale of Wafer Fab                                               -                  3,300
     Proceeds from sale of Terraillon                                              -                 16,668
     Cash received from receiver                                                   -                    770
                                                                 --------------------  ---------------------
    Net cash (used in) provided by investing activities                         (904)                20,352
                                                                 --------------------  ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under bank line of credit agreement                             3,000                  2,450
    Repayments of  debt                                                       (8,260)                  (107)
    Payment of deferred financing costs                                            -                (22,266)
    Proceeds from exercise of options and warrants                               795                    117
                                                                 --------------------  ---------------------
    Net cash (used in) financing activities                                   (4,465)               (19,806)
                                                                 --------------------  ---------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS, CONTINUING OPERATIONS                   778                    578
Effect of exchange rates                                                         (30)                   369
Cash used for discontinued operations                                              -                 (1,860)
Cash and cash equivalents, beginning of period                                 2,694                  3,760
                                                                 --------------------  ---------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $             3,442   $              2,847
                                                                 ====================  =====================
Supplemental Cash Flow Information:
Cash paid during the period for:
  Interest                                                       $               313   $              1,328
  Income taxes                                                   $               182   $                  -


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  BASIS OF PRESENTATIONS:

Interim financial statements:

These interim financial statements were prepared pursuant to accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission, and have not been audited. Accordingly, while they conform to the measurement and classification provisions of accounting principles generally accepted in the United States, they do not include the footnote information required by accounting principles generally accepted in the United States for annual financial statements. Preparation of these financial statements requires management to make estimates and assumptions, which affect the amounts reported. Actual results could differ from those estimates. In the opinion of management, these financial statements include all normal and accrual adjustments for a fair presentation. Reference is made to the annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003. Operating results for the three and six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our annual report on Form 10-K for the year ended March 31, 2003.

The following information is unaudited. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Description of business:

Measurement Specialties, Inc., a New Jersey corporation ("MSI" or the "Company"), is a designer and manufacturer of sensors and sensor-based consumer products. The Company produces a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics, including pressure, motion, force, displacement, angle, flow and distance. The Company has a Sensor segment and a Consumer Products segment. The Sensor segment designs and manufactures sensors for leading original equipment manufacturers for, automotive, medical, consumer, military/aerospace and industrial applications. Sensor products include pressure and electromagnetic displacement sensors, custom microstructures, load cells and accelerometers. The Consumer Products segment designs and manufactures sensor based consumer products which are sold to leading retailers and distributors in both the United States and Europe. Consumer products include bathroom and kitchen scales, tire pressure gauges and distance estimators.

Liquidity and Going Concern:

The Company is currently the defendant in several lawsuits, including a class action lawsuit. The Company is also the subject of a formal investigation being conducted by the Division of Enforcement of the United States Securities and Exchange Commission. Further, the United States Attorney for the District of New Jersey is conducting an inquiry into the matters being investigated by the SEC. (See Note 10)

The Company's cash and amounts available under the revolving credit facility may not be available or adequate to fund the amounts, if any, to be paid in settlement of, or for judgments related to, the Company's pending legal proceedings. Under the terms of its credit agreement, the Company is prohibited from making any cash payment in settlement of any litigation unless, after giving effect to such payment and for a period of 30 consecutive days prior thereto, availability under the credit facility is not less than $1,500. Moreover, the Company is prohibited from making any cash payment in settlement of the class action lawsuit, the DeWelt litigation or the Hibernia litigation without the prior written consent of the lender under the Company's revolving credit facility.

The Company's cash and amounts available under the Company's revolving credit facility may not be sufficient to satisfy the obligations discussed above. If the Company is unable to satisfy these obligations, the Company may need to explore other fund raising alternatives, including the sale of assets or equity securities. No assurance, however, can be given that the Company will be able to successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to the Company, that they will enable the Company to satisfy its obligations or that such actions will be permitted under the Company's credit agreement. Additionally, any sale of equity securities will dilute existing shareholders and may be at prices that are substantially lower than current market prices. If the Company is unable to satisfactorily resolve its loss contingencies and does not obtain additional funds, the Company will likely be unable to continue operations.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements included in this report do not contain any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation:

The consolidated financial statements include the accounts of MSI and its wholly-owned subsidiaries (the "Subsidiaries"): Measurement Limited ("ML"), organized in Hong Kong; Jingliang Electronics ("JL") (Shenzhen) Co. Ltd., organized in the People's Republic of China ("China"); IC Sensors Inc. ("IC Sensors"), a California corporation; Measurement Specialties, U.K. Limited ("Schaevitz UK"), organized in the United Kingdom; and Terraillon Holdings Limited, organized in Ireland, and its wholly-owned subsidiaries ("Terraillon"); all collectively referred to as the "Company." As discussed in Note 7, the Company placed Schaevitz UK in receivership in June 2002 and sold Terraillon in September 2002; accordingly, the results from these operations are reflected as discontinued operations. All significant intercompany balances and transactions have been eliminated.

Reclassifications:

The presentation of certain prior year information has been reclassified to conform with the current year presentation.

Stock Based Compensation:

The Company has three stock-based employee compensation plans. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its plans. There was no compensation expense recognized in the first six months of the fiscal year ending March 31, 2004 or in the fiscal year ended March 31, 2003 as a result of options issued with an exercise price below the underlying stock's market price. The table below illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation". The options were valued using the Black-Scholes option pricing model, using a risk free rate of 2.8% and 4.9%, volatility of
2.06 and 0.90, and option life of five years for the options granted in 2003 and 2002, respectively.

                                                               FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                                  2003             2002            2003            2002
                                                             ---------------  --------------  ---------------  -------------
Net income (loss), as reported                               $        1,715   $      (1,041)  $        5,498   $     (6,744)
Add: Stock-based employee compensation expense
included in reported net income, net of related tax effects               -               -                -              -


Deduct: Total stock-based employee compensation
      under fair value based method for awards granted,
      net of related tax effects                                        (19)            (51)             (56)           (86)
                                                             ---------------  --------------  ---------------  -------------
Pro forma net income (loss)                                  $        1,696   $      (1,092)  $        5,442   $     (6,830)
                                                             ===============  ==============  ===============  =============

Net Income (loss) per share
     Basic-as reported                                       $         0.14   $       (0.09)  $         0.45   $      (0.57)
     Basic Proforma                                                    0.14           (0.09)            0.45          (0.57)
     Diluted- as reported                                              0.12           (0.09)            0.40          (0.57)
     Diluted proforma                                                  0.12           (0.09)            0.40          (0.57)

Recent Accounting Pronouncements:

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include manditorily redeemable preferred and common stocks and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated the requirements of SFAS 150 and has determined that SFAS 150 will not have a material effect on the Company's financial position.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The Company has elected to continue accounting for stock-based compensation using the intrinsic value method. However, the Company has adopted the new disclosure requirements specified under SFAS No. 148.

On July 29, 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not have any exit or disposal costs for the three or six month periods ended September 30, 2003.

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

3.  RESTRUCTURING AND OTHER COSTS:

During the quarter ended March 31, 2002, management and the Board of Directors approved a plan of reduction of workforce and a reduction of operating capacity at certain locations. During the year ended March 31, 2003, the Company recorded restructuring and other costs of $1,219, consisting of $150 for severance, $839 for lease termination, and $230 for the write down of fixed assets. At March 31, 2003, the Company had an accrual of $837 for lease termination costs. At September 30, 2003, the Company still maintained the accrual of $837 to cover the expected cost of lease terminations, which is included in accrued expenses. The Company did not make any payments during the three and six month periods ended September 30, 2003 related to these lease termination costs.

4.  INVENTORIES:

Inventories net, consists of the following:

                 SEPTEMBER 30,   MARCH 31,
                      2003          2003
                 --------------  ----------
RAW MATERIALS    $        6,523  $    6,930
WORK-IN-PROCESS           2,212       2,630
FINISHED GOODS            5,831       4,715
                 --------------  ----------
                 $       14,566  $   14,275
                 ==============  ==========

Inventory reserves were $4,871 at September 30, 2003 and $4,996 at March 31,
2003.

5. LONG-TERM DEBT:

Current Revolving Credit Facility

On January 31, 2003, the Company entered into a $15,000 revolving credit facility with Fleet Capital Corporation ("FCC"). The revolving credit facility is secured by a lien on substantially all of the Company's assets. Interest accrues on the principal amount of the Company's borrowings under this facility at a floating rate per year equal to the lesser of FCC's prime rate for commercial loans plus one percent (subject to a two percent increase upon the occurrence of an event of default under the loan agreement) or the maximum rate permitted by applicable law. As of September 30, 2003, the interest rate applicable to borrowings under the revolving credit facility was 5.0%. The amount of borrowing available under the revolving credit facility is determined in accordance with a formula based on certain of the Company's accounts receivable and inventory. The revolving credit facility expires on February 1, 2006. As of September 30, 2003, there were no outstanding borrowings and the Company had the right to borrow an additional $9,473 under the revolving credit facility. Commitment fees on the unused balance are equal to .375% per annum of the average monthly amount by which $15,000 exceeds the sum of the outstanding principal balance of the revolving credit loans. Commitment fees paid during the three and six month periods ended September 30, 2003, were approximately $16 and $29, respectively.

The revolving credit agreement requires the Company to meet certain financial covenants during the term of the revolving credit facility. In addition to certain affirmative and negative covenants, which include a restriction on the payment of dividends, the Company was required to maintain a borrowing availability of at least $2,000 through the filing of its quarterly report on Form 10-Q for the three months ended June 30, 2003. This covenant expired on August 7, 2003. In addition, the Company is required to keep a minimum fixed charge ratio of 1 to 1 at the end of each fiscal quarter. Fixed charge ratio is defined as operating cash flow, which is EBITDA (earnings before interest, taxes, depreciation and amortization) minus taxes paid and minus capital expenditures, divided by the sum of scheduled principal and interest payments during that period. The Company is currently in compliance to with all covenants in the agreement.

For the quarter ended September 30, 2003, the weighted average short-term interest rate on the revolving credit facility was 5.0%. The Company did not have any borrowings under this agreement for the period from July 1, 2003 through September 30, 2003. The Company maintains a letter of credit for $34 to guarantee the lease of its facility in Fairfield, New Jersey.

Bridge Loan

On October 31, 2002, the Company received a $9,300 bridge loan from Castletop Capital, L.P. ("Castletop"), a limited partnership controlled by Morton Topfer, Chairman of the Company's Board of Directors. The proceeds from this loan were used to repay all of the Company's obligations under its previous term loan and revolving credit facility. The loan was evidenced by a Senior Secured Note originally due January 31, 2003 and did not include a revolving credit facility. Interest on the note initially accrued at a rate of 7% per annum (subject to a 2% increase upon the occurrence of an event of default under the note). Castletop also received a warrant to purchase up to 297,228 shares of the Company's common stock for an exercise price equal to the average closing price of the Company's common stock on the American Stock Exchange for the first five trading days after October 31, 2002 ($1.64 per share). This warrant had a term of 5 years. On June 26, 2003, Castletop exercised its warrant to purchase 297,228 shares of stock at an exercise price of $1.64.

On October 31, 2002, the relative estimated fair value of the warrant of $452 was recorded as debt discount, and was subsequently charged to interest expense over the life of the debt, originally due on January 31, 2003.

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

Second Amendment to Bridge Loan

On April 11, 2003, the Company entered into a second amendment to the bridge loan to increase the aggregate principal amount of the Subordinated Note in favor of Castletop from $2,000 to $5,000. No other changes were made to the note. See Note 10, "Commitments and Contingencies". The additional borrowing was used to fund the $3,200 renewal premium payable in connection with the renewal of the Company's Directors and Officers liability insurance coverage (which renewal premium represents a combination of the market premium for D&O coverage for the period from April 7, 2003 through April 7, 2004, plus the Company's contribution toward a potential settlement in the class action lawsuit). The revolving credit agreement prohibited the Company from prepaying the bridge loan before September 30, 2003. In September 2003, with authorization from FCC, the Company retired this facility by repaying the remaining $5,000 in borrowings to Castletop.

6. PROPERTY AND EQUIPMENT:

Property  and  equipment  are  summarized  as  follows:

                                      SEPTEMBER 30,    MARCH 31,
                                     ---------------  -----------  -----------------
                                          2003           2003      USEFUL LIFE
                                     ---------------  -----------  -----------------
Production machinery and equipment   $       14,111   $   13,800   5-7 years
Tooling costs                                 3,743        3,579   5-7 years
Furniture and equipment                       4,944        4,922   3-10 years
Leasehold improvements                        1,793        1,721   Term of the lease
Construction in progress                        356          283
                                     ---------------  -----------
                    Total                    24,947       24,305
Less:  accumulated depreciation and
amortization                                (13,819)     (12,487)
                                     ---------------  -----------
                                     $       11,128   $   11,818
                                     ===============  ===========

Depreciation expense was $724 and $1,454 for the three and six months periods ended September 30, 2003, and was $871 and $1,897 for the three and six month periods ended September 30, 2002, respectively.

7. DISCONTINUED OPERATIONS, ASSETS AND LIABILITIES HELD FOR SALE, AND GAIN OR LOSS ON SALE OF ASSETS AND DISCONTINUED UNITS:

The Company sold all of the outstanding stock of Terraillon (previously a component of the Company's Consumer Products segment) in September 2002 and sold the assets, principally property and equipment, related to its IC Sensors silicon wafer fab manufacturing operations (previously a component of the Company's Sensor segment) in July 2002. The amounts for Terraillon on the consolidated statements of operations for the three and six months ended September 30, 2002 have been reclassified as discontinued operations to reflect the disposal of this operating unit.

The Company placed its United Kingdom subsidiary, Schaevitz UK (previously a component of the Company's Sensor segment), into receivership on June 5, 2002 pursuant to the terms of a Mortgage Debenture dated February 28, 2001. The receiver's function was to dispose of Schaevitz UK's business and assets for the best price possible. The book debt recoveries and sale proceeds were applied in settlement of the receiver's remuneration, costs and expenses, the preferential creditors' claims (i.e., the claims of the Inland Revenue, Customs & Excise and employee claims up to certain statutory limits) and then to (i) claims by the Company's lenders in accordance with UK insolvency legislation (the Insolvency Act 1986) and (ii) priority arrangements. Schaevitz UK's landlord has a potential dilapidations claim of up to 350 Pounds Sterling (approximately $620 United States dollars based on market exchange rates as of October 31, 2003) against Schaevitz UK that arose on the expiration of the lease of 543/544 Ipswich Road Trading Estate, Slough, Berkshire, England on June 23, 2002. The results of operations of Schaevitz UK are reflected as discontinued operations from April 1, 2002 through the June 5, 2002 date of liquidation. During the fiscal year ended March 31, 2003, the Company incurred approximately $3,511 of costs and expenses in connection with the liquidation of Schaevitz UK, which consisted of write-down of prepaid pension costs of $2,309 and receiver and other costs of $1,202. The amount recovered from the liquidation was approximately $1,176.

In July 2002, the Company sold the assets (principally property and equipment) related to its silicon wafer fab manufacturing operation in Milpitas, CA to Silicon Microstructures, Inc. (SMI), a wholly owned subsidiary of Elmos Semiconductor AG. The wafer fab operation was formerly part of the Company's IC Sensors division. The price paid by SMI for the assets was approximately $5,250, consisting of approximately $3,370 in cash and $1,880 in prepaid credit for products and services, subject to reduction under certain circumstances. Approximately $900 of the cash purchase price was used to satisfy an outstanding equipment lease obligation. The prepaid credit for products and services, as utilized, are being accounted as a reduction to cost of sales. The gain on this sale was approximately $159, net of tax, and has been reflected in the Condensed Consolidated Statements of Operations as "Gain on Sale of Wafer Fab" of $109 for the three months ended September 30, 2002, and an additional $50 for the three months ended December 31, 2002.

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

                                             FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                SEPTEMBER 30, 2002                       SEPTEMBER 30, 2002
                                      TERRAILLON    SCHAEVITZ, UK   TOTAL       TERRAILLON     SCHAEVITZ, UK    TOTAL
                                      ------------  --------------  ----------  -------------  ---------------  ----------
Net sales                             $    10,007   $            -  $  10,007   $     18,678   $          905   $  19,583
Cost of goods sold                          7,925                -      7,925         13,244              617      13,861
                                      ------------  --------------  ----------  -------------  ---------------  ----------
  Gross profit                              2,082                -      2,082          5,434              288       5,722
Operating expenses:
Selling, general and administrative         2,477                -      2,477          5,835              149       5,984
Research and development                        -                -          -              -               68          68
Restructuring costs                             -                -          -              -            3,577       3,577
                                      ------------  --------------  ----------  -------------  ---------------  ----------
  Total operating expenses                  2,477                -      2,477          5,835            3,794       9,629

  Operating income (loss)                    (395)               -       (395)          (401)          (3,506)     (3,907)

Interest income (expense)                     (13)               -        (13)           (25)               2         (23)
Other income                                   39                -         39             27               (7)         20
                                      ------------  --------------  ----------  -------------  ---------------  ----------
(Loss) before income taxes                   (369)               -       (369)          (399)          (3,511)     (3,910)
Provision for income taxes                      5                -          5              -                -           -
                                      ------------  --------------  ----------  -------------  ---------------  ----------
Net loss from discontinued
 operations                           $      (374)  $            -  $    (374)  $       (399)  $       (3,511)  $  (3,910)
                                      ============  ==============  ==========  =============  ===============  ==========


8.  PER SHARE INFORMATION AND STOCK OPTION ISSUED:

Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options and warrants, less the shares that may be repurchased with the funds received from their exercise. Diluted earnings per share are not presented in fiscal periods for which the results are antidilutive. Excluded from diluted earnings per share are approximately 92,000 and approximately 169,000 equivalent shares for the three and six month periods ended September 30, 2002.

The computation of the basic and diluted net income per share is as follows:

                                            FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                   SEPTEMBER 30,                         SEPTEMBER 30,
                                                      2003                                   2003
                                         Income        Shares      Per Share   Income      Shares      Per Share
                                         ------------  ----------  ----------  ----------  ----------  ----------
Income from continuing operations        $      1,715  12,349,546  $     0.14  $    5,386  12,151,050  $     0.44
Income from discontinued operations                 -  12,349,546  $        -         112  12,151,050  $     0.01
                                         ------------------------------------  ----------------------------------

Basic EPS:
Income available to common shareholders  $      1,715  12,349,546  $     0.14  $    5,498  12,151,050  $     0.45

Effect of dilutive securities:
Warrants                                                  410,162                             444,169
Stock options                                           1,084,815                             992,378
                                         ------------------------------------  ----------------------------------

Diluted EPS:
Income available to common stockholders
          and assumed conversions        $      1,715  13,844,523  $     0.12  $    5,498  13,587,597  $     0.40
                                         ====================================  ==================================


9.  SEGMENT INFORMATION:

The Company has two business segments, a Sensor segment and a Consumer Products segment.

The Company's Sensor segment designs, manufactures, and markets sensors for original equipment manufacturer applications. These products include pressure sensors, custom microstructures, accelerometers, tilt/angle sensors, force and displacement sensors for medical, consumer, automotive, military/aerospace and industrial applications.

The Company's Consumer Products segment manufactures and markets sensor-based consumer products. These products include bathroom and kitchen scales, tire pressure gauges, and distance estimators. These products are typically based on application-specific integrated circuits, piezoresistive and ultrasonic technologies.

Segment data have been presented on a basis consistent with how business activities are reported internally to management.

The accounting policies of the segments are substantially the same as those described in Note 2.

The Company has no material intersegment sales.

The following is information related to industry segments:

                                                                   FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                 -------------------------------  -----------------------------
                                                                           2003            2002           2003            2002
                                                                 -------------------------------  -----------------------------
 Net sales
   Consumer Products                                             $       14,338   $      18,298   $     25,589   $      29,492
   Sensors                                                               14,221          14,002         29,011          26,533
                                                                 -------------------------------  -----------------------------
      Total                                                              28,559          32,300         54,600          56,025
                                                                 -------------------------------  -----------------------------

 Operating income (loss)
   Consumer Products                                                      2,685           3,571          4,793           4,404
   Sensors                                                                3,690             654          8,287           1,558
                                                                 -------------------------------  -----------------------------
 Total segment operating income                                           6,375           4,225         13,080           5,962

   Unallocated expenses                                                  (4,265)         (4,523)        (6,854)         (7,738)
                                                                 -------------------------------  -----------------------------
 Total operating income (loss)                                            2,110            (298)         6,226          (1,776)

   Interest expense, net of interest income                                 135             626            300           1,346
   Other (income)                                                             2             192             (6)            143
   Gain on sale of Wafer Fab                                                  -            (109)             -            (109)
                                                                 -------------------------------  -----------------------------
   Income  (loss) from continuing operations before income tax            1,973          (1,007)         5,932          (3,156)
                Income Tax                                                  258               -            546              18
                                                                 -------------------------------  -----------------------------
 Income (loss) from continuing operations                                 1,715          (1,007)         5,386          (3,174)

    Income (loss) from Discontinued Operations                                -             (34)           112          (3,570)
                                                                 -------------------------------  -----------------------------
         Net Income(loss)                                        $        1,715   $      (1,041)  $      5,498   $      (6,744)
                                                                 ===============================  =============================


                       SEPTEMBER 30,   MARCH 31,
                          2003         2003
                     --------------  ----------
Segment Assets
  Consumer Products  $       16,086  $   11,478
  Sensors                    32,878      34,391
  Unallocated                   197         299
                     --------------  ----------
    Total            $       49,161  $   46,168
                     ==============  ==========

10.  COMMITMENTS AND CONTINGENCIES:

LITIGATION:

     Securities Litigation

On March 20, 2002, a class action lawsuit was filed on behalf of purchasers of the Company's common stock in the United States District Court for the District of New Jersey against the Company and certain of the Company's present and former officers and directors. The complaint was subsequently amended to include the underwriters of the Company's August 2001 public offering as well as the Company's former auditors. The lawsuit alleges violations of the federal securities laws. The lawsuit seeks an unspecified award of money damages. After March 20, 2002, nine additional similar class actions were filed in the same court. The ten lawsuits have been consolidated into one case under the caption In re: Measurement Specialties, Inc. Securities Litigation, 02 Civ. No. 1071 (D.N.J.). Plaintiffs filed a Consolidated Amended Complaint on September 12, 2002. The underwriters have made a claim for indemnification under the underwriting agreement. Present and former officers and directors have made claims for indemnification and advancement of expenses under the Company's by-laws. On September 30, 2003, the court denied the Company's motion to dismiss this case and the parties expect to commence the discovery process.

The Company has Directors and Officers liability insurance that provides an aggregate of $10,000 in coverage for the period during which this claim was filed ($5,000 in primary coverage and $5,000 in excess coverage). Our primary D&O insurance carrier initially denied coverage of this claim, which the Company contested. The insurer reversed its previous coverage position and agreed to participate in the defense and potential settlement of the class action lawsuit (subject to the $5,000 policy limit). As part of the arrangement, the Company renewed its D&O coverage. The new policy provides for an aggregate of $6,000 in coverage. The $3,200 renewal premium represents a combination of the market premium for D&O coverage for the period from April 7, 2003 through April 7, 2004 plus the Company's contribution toward a potential settlement in the class action lawsuit. No assurance can be given that this insurance will be adequate to cover losses, if any, arising from this litigation. The Company's excess D&O insurance carrier has denied coverage for this claim and the Company is contesting this position. No assurance can be given that the Company's excess insurance will be available or adequate to cover losses, if any, from this litigation.

In addition, the Company's credit agreement precludes it from making cash payment in settlement of this litigation without the prior consent of Fleet Capital Corporation.

This litigation is ongoing and the Company cannot predict its outcome at this time. The Company is currently engaged in settlement discussions related to this litigation but cannot predict when, or if, such discussions will be successful. If the Company were to lose this lawsuit, judgment would likely have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

     SEC/U.S. Attorney Investigation

In February 2002, the Company contacted the staff of the SEC after discovering that the Company's former chief financial officer had made the misrepresentation to senior management, the Company's board of directors and the Company's auditors that a waiver of a covenant default under the Company's credit agreement had been obtained when, in fact, the Company's lenders had refused to grant such a waiver. Since February 2002, the Company and a special committee formed by the Company's board of directors have been cooperating with the staff of the SEC. In June 2002, the staff of the Division of Enforcement of the SEC informed the Company that it is conducting a formal investigation relating to matters reported in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001. The Company is currently engaged in settlement discussions with the staff of the Division of Enforcement in connection with the investigation but cannot predict when, or if, such discussions will be successful.

The Company has also learned that the Office of the United States Attorney for the District of New Jersey is conducting an inquiry into the matters that are being investigated by the SEC.

Present and former officers and directors have made claims for indemnification and advancement of expenses under the Company's by-laws in connection with the SEC and U.S. Attorney investigations. The Company cannot predict how long these investigations will continue or their outcome.

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

     Robert L. DeWelt

On July 17, 2002, Robert DeWelt, the Company's former acting chief financial officer and general manager of the Company's Schaevitz Division, filed a lawsuit against the Company and certain of the Company's officers and directors. Mr. DeWelt resigned on March 26, 2002 in disagreement with management's decision not to restate certain of the Company's financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. The Company filed a Motion to Dismiss this case, which was denied on June 30, 2003. The Company has answered the complaint and commenced the discovery process. This litigation is ongoing and the Company cannot predict its outcome at this time.

     Clark Material Handling Company, et al. v. Lucas Control Systems

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

     Semex, Inc.

On October 24, 2002, Semex, Inc. ("Semex") filed a lawsuit against the Company and Amp Incorporated alleging breaches of the lease for the Company's former facility in Valley Forge, Pennsylvania. The Company is the assignee of Amp Incorporated under the lease. In addition to seeking rent and other charges in the sum of $770, plaintiff is also seeking $1,015 for building cleanup, restoration, failure to remove alterations and environmental testing of the premises. An answer has been filed disputing the amounts claimed to be due.

     Exeter  Technologies,  Inc.  and  Michael  Yaron

Exeter Technologies, Inc. ("Exeter") and Michael Yaron have alleged underpayments of approximately $322 relating to a January 5, 2000 Product Line Acquisition Agreement. The parties commenced arbitration proceedings in September 2003. After two days and before completion of these proceedings, Exeter requested that the arbitration be suspended so that it could consider whether or not to continue such proceedings. The Company has acknowledged that the Company owed Exeter approximately $128 as of September 30, 2003.

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's business, financial condition, or operating results.

11. RELATED PARTY TRANSACTIONS:

Restructuring Services

In May 2002, the Company retained Corporate Revitalization Partners ("CRP") to conduct its ongoing operational/financial restructuring efforts. In June 2002, Frank Guidone, a Managing Director of CRP, became the Company's Chief Executive Officer(See "Executive Services and Non-Cash Equity Based Compensation" below for a discussion of the current agreement relating to Mr. Guidone's services as Chief Executive Officer of the Company). As of September 30, 2003, and as of October 20, 2003, on a cumulative basis, the Company has incurred $3,293 and $3,352 respectively, in consulting fees and expenses to CRP (excluding the success fees described in this paragraph). In addition to consulting fees based on hours billed by CRP consultants (at hourly rates that range from $175 to $275 and that are capped at a maximum of 50 hours per consultant each week), CRP earned an aggregate "success fee" of $138 and warrants exercisable to purchase an aggregate of 120,615 shares of the Company's common stock (at an exercise price of $2.28/share) as a result of the achievement of certain goals in connection with the Company's restructuring program. On June 12 and 13, and July 14, 2003, CRP exercised its warrant to purchase 120,615 shares of stock at an exercise price of $2.28.

Executive Services and Non-Cash Equity Based Compensation

On April 21, 2003, the Compensation Committee of the Company's Board of Directors reached a verbal agreement with Frank Guidone regarding his long term retention as Chief Executive Officer. Definitive agreements memorializing this arrangement were entered into on July 22, 2003, between the Company and Four Corners Capital Partners, LP ("Four Corners"), a limited partnership of which Mr. Guidone is a principal. Pursuant to this arrangement, Four Corners will make Mr. Guidone available to serve as the Company's Chief Executive Officer for which it will receive an annual fee of $400 (plus travel costs for Mr. Guidone) and will be eligible to receive a performance-based bonus. The agreement is for an indefinite period of time and both parties have the right to terminate the agreement on sixty day's advance notice. Through September 30, 2003, the Company paid an aggregate of $132 to Four Corners under this agreement.

In connection with the retention of the services of Mr. Guidone, Four Corners was also issued a warrant to purchase up to 600,000 shares of the Company's common stock at an exercise price of $3.16 per share. Subject to the continued service of Mr. Guidone, the right to purchase the shares vests at a rate of 35%, 30%, 20% and 15%, respectively, in each of the four years following the grant date of the warrant, with the potential of a reduced vesting period if certain performance targets are achieved. On September 18, 2003, the first 35% of the warrant shares became vested as a result of the performance of the Company's common stock. The Company recorded a non-cash equity based compensation charge of $1,835 ($0.13 per share diluted) and $1,908 ($0.14 per share diluted) during the three month and six month periods ended September 30, 2003, respectively, representing the estimated fair value of the portion of the warrant that vested. The warrant was valued using the Black-Scholes option pricing model, using a risk free rate of 0.81% and 1.01%, volatility of 0.27 and 0.46, and warrant life of one month and six months, for the periods ended June 30, 2003 and September 30, 2003, respectively. The Company will record future charges for the remaining 390,000 warrant shares as they vest. See Note 8 for impact on diluted earnings per share for the 600,000 warrant shares issued to Four Corners.

In addition, in connection with this arrangement, Mr. Guidone entered into a non-competition agreement and Four Corners was granted registration rights relating to any shares purchased under the warrant.

See Note 5 for a discussion of the bridge loan from Castletop Capital, L.P., a limited partnership controlled by Morton L. Topfer, Chairman of the Company's Board of Directors.

12.  SUBSEQUENT EVENT:

Effective October 15, 2003, Mr. Joseph R. Mallon, Jr. resigned from the Company's Board of Directors. Effective the same day, R. Barry Uber was appointed to fill the vacancy created by Mr. Mallon's resignation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The following discussion of our results of operations and financial condition should be read together with the other financial information, consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors.

Our fiscal year begins on April 1 and ends on March 31. References in this report to the year 2003 or fiscal 2003 refer to the 12-month period from April 1, 2002 through March 31, 2003 and references in this report to the year 2004 or fiscal 2004 refer to the 12-month period from April 1, 2003 through March 31, 2004.

OVERVIEW

We are a designer and manufacturer of sensors and sensor-based consumer products. We produce a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics including pressure, motion, force, displacement, tilt/angle, flow and distance. We have two businesses, a Sensor business and a Consumer Products business.

Our Sensor business designs, manufactures and markets sensors for original equipment manufacturer applications. These products include pressure sensors, custom microstructures, accelerometers, tilt/angle sensors, force and displacement sensors for medical, consumer, automotive, military/aerospace and industrial applications.

Our Consumer Products business manufactures and markets sensor-based consumer products. These products include bathroom and kitchen scales, tire pressure gauges and distance estimators. These products are typically based on application-specific integrated circuits, piezoresistive and ultrasonic technologies.

The following table sets forth, for the periods indicated, certain items in our consolidated statements of income as a percentage of net sales:

                                                               FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                               -----------------------------  ---------------------------
                                                                    2003         2002 (1)         2003        2002 (1)
                                                               --------------  -------------  ------------  -------------
Net Sales
  Sensors                                                               49.8%          43.3%         46.9%          52.6%
  Consumer products                                                     50.2           56.7          53.1           47.4
                                                               --------------  -------------  ------------  -------------
    Total net sales                                                    100.0          100.0         100.0          100.0

Cost of Sales                                                           56.9           66.9          54.4           66.8
                                                               --------------  -------------  ------------  -------------
  Gross profit                                                          43.1           33.1          45.6           33.2
Operating expenses (income)
  Selling, general, and administrative                                  26.3           30.2          27.5           31.8
  Non-cash equity based compensation                                     6.4              -           3.5              -
  Research and development                                               3.0            2.4           3.2            3.2
  Customer funded development                                              -           (0.2)            -           (0.6)
  Restructuring costs                                                      -            1.6             -            2.0
  Interest expense, net                                                  0.5            1.9           0.5            2.4
  Gain on sale of wafer fab                                                -           (0.3)            -           (0.2)
  Other expenses                                                           -            0.6             -            0.2
                                                               --------------  -------------  ------------  -------------
                                                                        36.2           36.2          34.7           38.8

Income (loss) from continuing operations before income taxes             6.9           (3.1)         10.9           (5.6)
Income Tax Provision                                                     0.9              -           1.0              -
Income (loss) from discontinued units                                      -           (0.1)          0.2           (6.4)
                                                               --------------  -------------  ------------  -------------
Net income (loss)                                                        6.0%         (3.2)%         10.1%        (12.0)%
                                                               ==============  =============  ============  =============

(1)  The consolidated financial statements for the six months ended September 30, 2002 include the results of the ongoing operations of Measurement Specialties, Inc.  As a result of our restructuring plan, we sold all of the outstanding stock of Terraillon in September 2002 and placed Schaevitz UK into receivership in June 2002.  Accordingly, Terraillon and
Schaevitz UK are classified as discontinued operations in the consolidated financial results for all periods presented.
The comparisons above exclude the results of these discontinued operations, except for "Income (loss) from discontinued
units," and "Net income (loss)."

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. The following accounting policies involve "critical accounting estimates" because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates we used are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.

REVENUE RECOGNITION:

Revenue is recorded when products are shipped and title passes to the customer. Certain consumer products may be sold with a provision allowing the customer to return a portion of the products. Upon shipment, we provide for allowances for returns based upon historical and estimated return rates. The amount of actual returns could differ from our estimate. Changes in estimated returns would be accounted for in the period of change.

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

ACCOUNTS RECEIVABLE:

The majority of the accounts receivable are due from retailers and manufacturers of electronic, automotive, military and industrial products. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 to 90 days and are stated as amounts due from customers net of allowances for doubtful accounts and other sales allowances. Accounts outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer's current ability to pay its obligation to us and the condition of the general economy and the industry as a whole. We write-off accounts receivable when we determine they are uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Actual uncollectible accounts could exceed our estimates and changes to our estimates will be accounted for in the period of change.

INVENTORIES:

We make purchasing decisions principally based upon firm sales orders from customers, the availability and pricing of raw materials and projected customer requirements. Future events that could adversely affect these decisions and result in significant charges to our operations include slowdown in customer demand, customer delay in the issuance of sales orders, miscalculation of customer requirements, technology changes that render raw materials and finished goods obsolete, loss of customers and/or cancellation of sales orders. We establish reserves for our inventories to recognize estimated obsolescence and unusable items on a continual basis. Market conditions surrounding products are also considered periodically to determine if there are any net realizable valuation matters which would require a write-down of any related inventories. If market or technological conditions change, it may result in additional inventory reserves and write-downs which would be accounted for in the period of change.

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

LONG LIVED ASSETS:

Management assesses the recoverability of long-lived assets, which consist primarily of fixed assets and intangible assets whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to historical or projected future operating results;
(ii) significant negative industry or economic trends; (iii) significant decline in our stock price for a sustained period; and (iv) a change in our market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using a projected discounted cash flow method. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or related assumptions change in the future, we may be required to record an impairment charge. Impairment charges would be included in general and administrative expenses in our statements of operations, and would result in reduced carrying amounts of the related assets on our balance sheets.

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

We have provided a valuation allowance against deferred tax assets since we believe uncertainty exists regarding the realizability of our deferred tax assets due to potential loss contingencies related to our pending litigation. Realization of a deferred tax asset is dependent on generating future taxable income. See Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion of contingencies and litigation.

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

CONTINGENCIES AND LITIGATION:

We periodically assess the potential liabilities related to any lawsuits or claims brought against us. While it is typically very difficult to determine the timing and ultimate outcome of these actions, we use our best judgment to determine if it is probable that we will incur an expense related to a settlement or judgment for such matters and whether a reasonable estimation of such probable loss, if any, can be made. Given the inherent uncertainty related to the eventual outcome of litigation, it is possible that all or some of these matters may be resolved for amounts materially different from any estimates that we may have made with respect to their resolution. See Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion of contingencies and litigation.

NON-CASH EQUITY BASED COMPENSATION:

We have issued warrants, under an agreement for the services of our Chief Executive Officer, to a limited partnership (LP). The LP is partially controlled by our chief executive officer. The warrant agreement allows the LP to purchase a certain number of shares of our stock, at an agreed-upon exercise price. The warrant shares vest at 35%, 30%, 20% and 15% each year over a four-year period, with the potential of a reduced vesting period if certain targets are achieved. We record non-cash equity based compensation expense on the warrants as the shares vest. The warrants are valued using the Black-Scholes option pricing model, using an appropriate risk free interest rate, volatility factor, and warrant life.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

The consolidated financial statements for the three and six month periods ended September 30, 2003 and September 30, 2002 include the results of the ongoing operations of Measurement Specialties, Inc. As a result of our restructuring plan, we sold all of the outstanding stock of Terraillon in September 2002 and placed Schaevitz UK into receivership in June 2002. Accordingly, Terraillon and Schaevitz UK are classified as discontinued operations in the consolidated financial results for all periods presented.

Net Sales. Net sales decreased to $28,559 for the three months ended September 30, 2003 from $32,300 for the three months ended September 30, 2002.

Net sales of our Sensor business increased $219, or 1.6%, to $14,221 for the three months ended September 30, 2003 from $14,002 for the three months ended September 30, 2002. Sales of our Microfused product line increased due to expanded demand for our automotive pressure sensors and certain newly released products. IC Sensors product line sales improved as a result of the introduction of new products. PiezoSensor sales declined primarily due to our decision to cease doing business with a customer because of collectability issues.

Net sales of our Consumer Products business decreased $3,960, or 21.6%, to $14,338 for the three months ended September 30, 2003 from $18,298 for the three months ended September 30, 2002. Net sales during the quarter ended September 30, 2002 were higher mainly due to the aggressive liquidation of slow moving and obsolete inventory, which accounts for $1,235, or 31.2%, of the change in net sales. Excluding this event, net sales decreased by $2,725, or 14.9%, for the three months ended September 30, 2003. The balance of the decrease is mainly due to fewer seasonal promotional activities on tire pressure gauges in the U.S. and decreased sales to original equipment manufacturers. In the quarter ended September 30, 2002, we supplied two tire pressure gauge promotions offered by our warehouse club customers. We did not participate in any tire pressure gauge promotions in the quarter ended September 30, 2003. However, we expect to supply one of these promotions in the quarter ending December 31, 2003.

Gross Profit. Gross profit increased $1,631, or 15.3%, to $12,307 for the three months ended September 30, 2003 from $10,676 for the three months ended September 30, 2002. Gross margin as a percent of sales for the three months ended September 30, 2003 increased to 43.1% from 33.1% for the three months ended September 30, 2002.

Gross margin as a percent of sales for our Sensor business increased to 53.5% for the three months ended September 30, 2003 from 37.0% for the three months ended September 30, 2002. The continued improvement of our Sensors margin is due to both our production planning and restructuring efforts which have resulted in a more efficient manufacturing operation, and reduced material costs due to better management of material sourcing.

Gross margin as a percent of sales for our Consumer Products business increased to 31.5% for the three months ended September 30, 2003 from 30.5% for the three months ended September 30, 2002. The increase is mainly due to improved margins on sales to original equipment manufacturers as a result of, among other things, reduced freight and labor costs, and a reduction in material costs as a percentage of sales due to certain efficiency improvements in our manufacturing process. The margin on our retail customer sales declined slightly as compared to the quarter ended September 30, 2002 due to higher inventory reserves related to certain products.

On a continuing basis our gross margin in the Sensors and Consumer Products businesses may vary due to product mix, sales volume, availability of raw materials and other factors.

Selling, General and Administrative. Selling, general and administrative expenses decreased $2,241, or 23.0%, to $7,508 for the three months ended September 30, 2003 from $9,749 for the three months ended September 30, 2002. The decrease was primarily due to lower legal and professional fees incurred during the three months ended September 30, 2003, as compared to the same quarter in fiscal 2003. Legal and professional fees were higher in the three months ended September 30, 2002 than in the three months ended September 30, 2003 due to defaults under our credit agreement, restatement of our financial statements, class action lawsuits and the SEC investigation. These legal and professional fees decreased approximately $2,509 compared to the quarter ended September 30, 2002. In addition, costs have decreased in the Sensor segment due to consolidation of certain support services. Offsetting these declines was an increase to the employee profit sharing accrual as a result of the improvement in our company performance.

Non-Cash Equity Based Compensation. During the three months ended September 30, 2003, the company recorded a non-cash equity based compensation charge of $1,835, or $0.13 per share diluted, for the warrant issued to Four Corners Capital Partners LP, a limited partnership of which Mr. Guidone is a principal. If the market price of our common stock were to continue at its current level, an additional 300,000 warrant shares would become vested under the terms of the warrant agreement in the quarter ended December 31, 2003. See Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of non-cash equity based compensation and the arrangement with Four Corners.

Research and Development. Research and development costs increased to $854 for the three months ended September 30, 2003 from $765 for the three months ended September 30, 2002. We had no customer-funded development for the three months ended September 30, 2003 compared with $70 for the three months ended September 30, 2002. On a net basis, research and development costs increased $159, or 22.9%, to $854 for the three months ended September 30, 2003 from $695 for the three months ended September 30, 2002. The primary cause of the reduction in customer-funded development was the sale of the IC Sensors wafer fab in July 2002. We do not expect significant customer funded research and development for the remainder of fiscal 2004.

Interest Expense, Net. Net interest expense decreased $491, or 78.4%, to $135 for the three months ended September 30, 2003 from $626 for the three months ended September 30, 2002. This decrease in interest expense is attributable to a $18,806 reduction in average debt outstanding from $22,556 in the three months ended September 30, 2002 to $3,750 in the three months ended September 30, 2003.

Income Taxes. Our provision for income taxes includes taxes payable by our foreign subsidiaries. For U.S. tax purposes, we anticipate that our available net operating loss carry-forwards will offset all current year taxable income.

Discontinued Operations. As a result of our restructuring plan, we sold all of the outstanding stock of Terraillon in September 2002 and placed Schaevitz UK into receivership in June 2002. We had a net loss of $34 for the three months ended September 30, 2002 from these discontinued operations.

SIX MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2002

Net Sales. Net sales decreased to $54,600 for the six months ended September 30, 2003 from $56,025 for the six months ended September 30, 2002.

Net sales of our Sensor business increased $2,478, or 9.3%, to $29,011 for the six months ended September 30, 2003 from $26,533 for the six months ended September 30, 2002. Sales of our Microfused product line increased due to expanded demand for our automotive pressure sensors and newly released products. IC Sensors product line sales improved as a result of the introduction of new products. PiezoSensor sales declined primarily due to our decision to cease doing business with a customer because of collectability issues.

Net sales of our Consumer Products business decreased $3,903, or 13.2%, to $25,589 for the six months ended September 30, 2003 from $29,492 for the six months ended September 30, 2002. Net sales during the six months ended September 30, 2002 were higher due to aggressive liquidation of slow moving and obsolete inventory, heavy seasonal promotional activities on tire pressure gauges in the US, and higher sales to original equipment manufacturers. In the six months ended September 30, 2002, we supplied two tire pressure gauge promotions offered by our warehouse club customers. We did not participate in any tire pressure gauge promotions in the six months ended September 30, 2003. However, we expect to supply one of these promotions in the quarter ending December 31, 2003.

Gross Profit. Gross profit increased $6,303, or 33.9%, to $24,896 for the six months ended September 30, 2003 from $18,593 for the six months ended September 30, 2002. Gross margin as a percent of sales for the six months ended September 30, 2003 increased to 45.6% from 33.2% for the six months ended September 30, 2002.

Gross margin as a percent of sales for our Sensor business increased to 55.3% for the six months ended September 30, 2003 from 38.6% for the six months ended September 30, 2002. The continued improvement of our Sensors margin is due to both our production planning and restructuring efforts which have resulted in a more efficient manufacturing operation, and reduced material costs due to better management of material sourcing.

Gross margin as a percent of sales for our Consumer Products business increased to 32.6% for the six months ended September 30, 2003 from 29.3% for the six months ended September 30, 2002. The margin increased for both retail customer sales and sales to original equipment manufacturers. The gross margin improvement was mainly due to reduced freight and labor costs,and as a reduction in material costs as a percentage of sales due to certain efficiency improvements in our manufacturing process.

On a continuing basis our gross margin in the Sensors and Consumer Products businesses may vary due to product mix, sales volume, availability of raw materials and other factors.

Selling, General and Administrative. Selling, general and administrative expenses decreased $2,799, or 15.7%, to $15,002 for the six months ended September 30, 2003 from $17,801 for the six months ended September 30, 2002. The decrease was primarily due to lower legal and professional fees incurred during the first six months of fiscal year 2004, as compared to the first six months of fiscal year 2003. Legal and professional fees were higher in the six months ended September 30, 2002 than in the six months ended September 30, 2003 due to defaults under our credit agreement, restatement of our financial statements, class action lawsuits and SEC investigation. These legal and professional fees decreased approximately $3,042 compared to the six months ended September 30, 2002. In addition, costs have decreased in the Sensor segment due to consolidation of certain support services. Offsetting these declines was an increase to the employee profit sharing accrual as a result of the improvement in our company performance.

Non-Cash Equity Based Compensation. During the six months ended September 30, 2003, the company recorded a non-cash equity based compensation charge of $1,908, or $0.14 per share diluted, for the warrant issued to Four Corners Capital Partners LP, a limited partnership of which Mr. Guidone is a principal. If the market price of our common stock were to continue at its current level, an additional 300,000 warrant shares would become vested under the terms of the warrant agreement in the quarter ended December 31, 2003. See Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of non-cash equity based compensation and the arrangement with Four Corners.

Research and Development. Research and development costs decreased $31, or 1.7%, to $1,760 for the six months ended September 30, 2003 from $1,791 for the six months ended September 30, 2002. We had no customer-funded development for the six months ended September 30, 2003 compared to $346 for the six months ended September 30, 2002. On a net basis, research and development costs increased $315, or 21.8%, to $1,760 for the six months ended September 30, 2003 from $1,445 for the six months ended September 30, 2002. The primary cause of the reduction in customer-funded development was the sale of the IC Sensors wafer fab in July 2002. We do not expect significant customer funded research and development for the remainder of fiscal 2004.

Interest Expense, Net. Net interest expense decreased $1,046, or 77.7%, to $300 for the six months ended September 30, 2003 from $1,346 for the six months ended September 30, 2002. This decrease in interest expense is attributable to a $20,742 reduction in average debt outstanding from $25,224 in the six months ended September 30, 2002 to $4,482 in the six months ended September 30, 2003.

Income Taxes. Our provision for income taxes includes taxes payable by our foreign subsidiaries. For U.S. tax purposes, we anticipate that all current year taxable income will be offset by our available net operating loss carry -forwards.

Discontinued Operations. As a result of our restructuring plan, we sold all of the outstanding stock of Terraillon in September 2002 and placed Schaevitz UK into receivership in June 2002. We had a net loss of $3,570 for the six months ended September 30, 2002 from these discontinued operations. For the first six months of fiscal 2004, a gain of $112 was recorded as additional funds were received from the liquidation of Schaevitz UK.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (accounts receivable plus inventory less accounts payable) increased by $594 from $14,978 as of March 31, 2003 to $15,572 as of September 30, 2003. The increase was attributable to an increase in accounts receivable of $2,312 from $10,549 at March 31, 2003 to $12,861 at September 30, 2003, an increase in inventory of $291 from $14,275 at March 31, 2003 to $14,566 at September 30, 2003, and partially offset by an increase in accounts payable of $2,009 from $9,846 at March 31, 2003 to $11,855 at September 30, 2003. The
increases in accounts receivable and inventory are attributable to the seasonal nature of sales for our Consumer Products segment. The increase in accounts payable was as a result of the normal seasonal spending increase in our Consumer Products segment.

Cash provided by operating activities was $6,147 for the six months ended September 30, 2003, as compared to $32 for the six months ended September 30, 2002. This increase was as a result of the company's overall performance improvement and reduced selling, general and administrative spending. Included in cash provided from operations for the six month period ended September 30, 2003 is $2,800 of costs paid to our insurance carrier related to the D&O premium renewal (See Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.) Excluding this payment to our insurance carrier, cash provided from operations would have been $8,947.

Capital spending increased to $904 for the six months ended September 30, 2003 from $386 for the six months ended September 30, 2002. The increase in capital spending is primarily attributable to investment in revenue generating projects at our Shenzen, China facility. Financing activities for the six months ended September 30, 2003 utilized $4,465, primarily due to the repayment of all outstanding indebtedness to Castletop Capital, L.P., and repayment of company debt under our revolving credit facility. This reduction of debt was partially offset by $795 in proceeds from the exercise of stock options and warrants.

Revolving Credit Facility

On January 31, 2003, we entered into a $15,000 revolving credit facility with Fleet Capital Corporation ("FCC"). The revolving credit facility is secured by a lien on substantially all of our assets. Interest accrues on the principal amount of our borrowings under this facility at a fluctuating rate per year equal to the lesser of FCC's prime rate for commercial loans plus one percent (subject to a two percent increase upon the occurrence of an event of default under the loan agreement) or the maximum rate permitted by applicable law. As of September 30, 2003, the interest rate applicable to borrowings under the revolving credit facility was 5.0%. The amount of borrowing available under the revolving credit facility is determined in accordance with a formula based on certain of our accounts receivable and inventory. The revolving credit facility expires on February 1, 2006.

Our revolving credit agreement requires us to meet certain financial covenants during the term of the revolving credit facility. In addition to certain affirmative and negative covenants, which include a restriction on the payment of dividends, we were required to maintain a borrowing availability of at least $2,000 through the filing of our quarterly report on Form 10-Q for the three months ended June 30, 2003. This covenant expired on August 7, 2003. In addition, beginning in the fiscal quarter ended June 30, 2003, we are required to keep a minimum fixed charge ratio of 1 to 1 at the end of each fiscal quarter. Fixed charge ratio is defined as operating cash flow, which is EBITDA (earnings before interest, taxes, depreciation and amortization) minus cash taxes paid and minus capital expenditures, divided by the sum of scheduled principle payments and interest expense during that period. We are currently in compliance with all covenants in the agreement.

Bridge Loan

On October 31, 2002, we received a $9,300 bridge loan from Castletop Capital L.P. (Castletop), a limited partnership controlled by Morton Topfer, Chairman of our Board of Directors. The proceeds from this loan were used to repay all our obligations under our previous term loan and revolving credit facility. The loan was evidenced by a Senior Secured Note originally due January 31, 2003 and did not include a revolving credit facility. Interest on the note initially accrued at a rate of 7% per annum (subject to a 2% increase upon the occurrence of an event of default under the note). Castletop also received a warrant to purchase up to 297,228 shares of our common stock for an exercise price equal to the average closing price of our common stock on the American Stock Exchange for the first five trading days after October 31, 2002 ($1.64 per share). The warrant had a term of five years. On June 26, 2003, Castletop exercised its warrant to purchase 297,228 shares of our common stock at an exercise price of $1.64.

On October 31, 2002, the relative estimated fair value of the warrant of $452 was recorded as a debt discount, and was subsequently charged to interest expense over the life of the debt, originally due on January 31, 2003.

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

Second Amendment to Bridge Loan

On April 11, 2003, we entered into a second amendment to our bridge loan to increase the aggregate outstanding principal amount of the Subordinated Note in favor of Castletop from $2,000 to $5,000. No other changes were made to the note. The additional borrowing was used to fund the $3,200 renewal premium payable in connection with the renewal of our Directors and Officers liability insurance coverage (which renewal premium represents a combination of the market premium for D&O coverage for the period from April 7, 2003 through April 7, 2004 plus our contribution toward a potential settlement in the class action lawsuit).

The revolving credit agreement prohibited the company from prepaying the bridge loan before September 30, 2003. In September 2003, with authorization from FCC, we retired this facility by repaying the remaining $5,000 in borrowings to Castletop. We did not incur additional indebtedness in connection with the repayment of this loan. The funds used to repay this debt were generated through ongoing business operations.

Liquidity

At October 31, 2003, we had approximately $2,997 of available cash and $9,473 of borrowing capacity under our revolving credit facility. Our ongoing capital needs and other obligations include the payment of:

     - Substantial professional fees that are being incurred as the result of the class action lawsuits and SEC investigation; and

     - Any judgments, settlement payments or penalties arising from the class action lawsuit, SEC investigation or other matters described under "Legal Proceedings."

Our cash and amounts available under our revolving credit facility may not be available or adequate to fund amounts, if any, to be paid in settlement of our pending legal proceedings. Under the terms of the credit agreement, we are prohibited from making any cash payment in settlement of any litigation unless, after giving effect to such payment and for a period of 30 consecutive days prior thereto, availability under the credit facility is not less than $1,500. Moreover, we are prohibited from making any cash payment in settlement of the class action lawsuit, the DeWelt litigation or the Hibernia litigation without the prior written consent of FCC. See "Legal Proceedings" below for a more complete discussion of our pending legal proceedings.

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

Dividends

We have not declared cash dividends on our common equity. Additionally, the payment of dividends is prohibited under our credit agreement. If permitted under applicable law and consented to by our lenders, we may, in the future, declare dividends under certain circumstances.

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

The majority of our net sales are priced in United States dollars. Our costs and expenses are priced in United States dollars, Hong Kong dollars and Chinese renminbi. Accordingly, the competitiveness of our products relative to products produced domestically (in foreign markets) may be affected by the performance of the United States dollar compared with that of our foreign customers' currencies. Additionally, we are exposed to the risk of foreign currency transaction and translation losses, which might result from adverse fluctuations in the values of the Hong Kong dollar and the Chinese renminbi. At September 30, 2003, we had net assets of approximately $700 subject to fluctuations in the value of the Hong Kong dollar and net liabilities of approximately $16,300 subject to fluctuations in the value of the Chinese renminbi. At September 30, 2002, we had net liabilities of approximately $2,600 subject to fluctuations in the value of the Hong Kong dollar and net assets of approximately $11,600 subject to fluctuations in the value of Chinese renminbi. At March 31, 2003, we had net liabilities of approximately $2,000 subject to fluctuations in the value of the Hong Kong dollar and the net assets of approximately $13,700 subject to fluctuations in the value of Chinese renminbi.

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

Interest on our revolving credit facility accrues on the principal amount of our borrowings under the facility at a fluctuating rate per year equal to the lesser of FCC's prime rate for commercial loans plus one percent (subject to a two percent increase upon the occurrence of an event of default under the loan agreement) or the maximum rate permitted by applicable law. Our results will be adversely affected by any increase in interest rates. For example, for every $1,000 of debt outstanding, an annual interest rate increase of 100 basis points would increase interest expense and thus decrease our after tax profitability by $10.

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


ITEM 4.  CONTROLS AND PROCEDURES

The company's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company's disclosure controls and procedures as of September 30, 2003. Based on this evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

(DOLLARS IN THOUSANDS)

CLASS ACTION LAWSUIT

LITIGATION:

     In re: Measurement Specialties, Inc. Securities Litigation, 02 Civ. No. 1071 (D.N.J.).

On March 20, 2002, a class action lawsuit was filed on behalf of purchasers of our common stock in the United States District Court for the District of New Jersey against the company and certain of our present and former officers and directors. The complaint was subsequently amended to include the underwriters of our August 2001 public offering as well as our former auditors. The lawsuit alleges violations of the federal securities laws. The lawsuit seeks an unspecified award of money damages. After March 20, 2002, nine additional similar class actions were filed in the same court. The ten lawsuits have been consolidated into one case under the caption In re: Measurement Specialties, Inc. Securities Litigation, 02 Civ. No. 1071 (D.N.J.). Plaintiffs filed a Consolidated Amended Complaint on September 12, 2002. The underwriters have
made a claim for indemnification under the underwriting agreement.   Present and
former officers and directors have made claims for indemnification and advancement of expenses under our by-laws. On September 30, 2003, the court denied our motion to dismiss this case and the parties expect to commence the discovery process.

We have Directors and Officers liability insurance that provides an aggregate of $10,000 in coverage for the period during which this claim was filed ($5,000 in primary coverage and $5,000 in excess coverage). Our primary D&O insurance carrier initially denied coverage of this claim, which position we contested. After discussion, the insurer reversed its previous coverage position and agreed to participate in the defense and potential settlement of the class action lawsuit (subject to the $5,000 policy limit). As part of the arrangement, we renewed our D&O coverage. The new policy provides for an aggregate of $6,000 in coverage. The $3,200 renewal premium represents a combination of the market premium for D&O coverage for the period from April 7, 2003 through April 7, 2004 plus our contribution toward a potential settlement in the class action lawsuit. No assurance can be given that this insurance will be adequate to cover losses, if any, arising from this litigation. Our excess D&O insurance carrier has denied coverage for this claim and the company is contesting this position. No assurance can be given that our excess insurance will be available or adequate to cover losses, if any, from this litigation

In addition, our credit agreement precludes us from making cash payment in settlement of this litigation without the prior consent of Fleet Capital Corporation.

This litigation is ongoing and we cannot predict its outcome at this time. We are currently engaged in settlement discussions related to this litigation but cannot predict when, or if, such discussions will be successful. If we were to lose this lawsuit, judgment would likely have a material adverse effect on our consolidated financial position, results of operations and cash flows.

     SEC/U.S. Attorney Investigation

In February 2002, we contacted the staff of the SEC after discovering that our former chief financial officer had made the misrepresentation to senior management, our board of directors and our auditors that a waiver of a covenant default under our credit agreement had been obtained when, in fact, our lenders had refused to grant such a waiver. Since February 2002, we and a special committee formed by our board of directors have been cooperating with the staff of the SEC. In June 2002, the staff of the Division of Enforcement of the SEC informed the company that it is conducting a formal investigation relating to matters reported in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2001. We are currently engaged in settlement discussions with the staff of the Division of Enforcement in connection with the investigation but cannot predict when, or if, such discussions will be successful.


We have also learned that the Office of the United States Attorney for the District of New Jersey is conducting an inquiry into the matters that are being investigated by the SEC.

Present and former officers and directors have made claims for indemnification and advancement of expenses under our by-laws in connection with the SEC and U.S. Attorney investigations.

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

Robert L. DeWelt v. Measurement Specialties, Inc. et al., Civil Action No. 02-CV-3431.

On July 17, 2002, Robert DeWelt, the former acting Chief Financial Officer and general manager of our Schaevitz Division, filed a lawsuit against the company and certain of our officers and directors. Mr. DeWelt resigned on March 26, 2002 in disagreement with management's decision not to restate certain of our financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. We filed a Motion to Dismiss this case, which was denied on June 30, 2003. We have answered the complaint and commenced the discovery process. This litigation is ongoing and we cannot predict its outcome at this time.

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

On October 24, 2002, Semex, Inc. ("Semex") filed a lawsuit against the company and Amp Incorporated alleging breaches of the lease for our former facility in Valley Forge, Pennsylvania. We are the assignee of Amp Incorporated under the lease. In addition to seeking rent and other charges in the sum of $770 plaintiff is also seeking $1,015 for building cleanup, restoration, failure to remove alterations and environmental testing of the premises. An answer has been filed disputing the amounts claimed to be due.

     Exeter Technologies, Inc. and Michael Yaron v. Measurement Specialties, Inc. (Arbitration).

Exeter Technologies, Inc. ("Exeter") and Michael Yaron have alleged underpayments of approximately $322 relating to a January 5, 2000 Product Line Acquisition Agreement. The parties commenced arbitration proceedings in September 2003. After two days and before completion of these proceedings, Exeter requested that the arbitration be suspended so that it could consider whether or not to continue such proceedings. We have acknowledged that we owed Exeter approximately $128 as of September 30, 2003.

From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the retention of the services of Mr. Guidone, Four Corners Capital Partners LP, a limited partnership of which Mr. Guidone is a principal, was issued a warrant to purchase up to 600,000 shares of our common stock at an exercise price of $3.16 per share. Subject to the continued service of Mr. Guidone, the right to purchase the shares vests at a rate of 35%, 30%, 20% and 15%, respectively, in each of the four years following the grant date of the warrant, with the potential of a reduced vesting period if certain targets are achieved. On September 18, 2003, the first 35% of the warrant shares became vested as a result of the performance of our common stock. The warrant was issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act or 1933, as a transaction not involving a public offering.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an Annual Meeting of Shareholders on September 23, 2003. At that meeting, our shareholders elected two directors for terms that will expire at our Annual Meeting in 2006. In addition, our shareholders approved the adoption of the Measurement Specialties, Inc. 2003 Stock Option Plan and ratified the appointment of Grant Thornton LLP as our independent auditors for the fiscal year ending March 31, 2004. The results of the shareholder voting are as follows:

                              VOTES FOR   VOTES AGAINST
                              ----------  -------------
Election of Directors:

 Joseph R. Mallon, Jr.        10,358,905        599,532
 The Honorable Dan J. Samuel  10,701,795        256,642

                              VOTES FOR   VOTES AGAINST  ABSTENTIONS  BROKER NON-VOTES
                              ----------  -------------  -----------  ----------------
2003 Stock Option Plan         5,284,972        904,612       95,850         4,673,003

Ratification of Auditors      10,925,036         18,085       15,315                 1

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

     See Exhibit Index.


(b)  REPORTS ON FORM 8-K.

The following reports on Form 8-K were filed from July 1, 2003 through October 31, 2003:

On August 8, 2003, we filed a current report on Form 8-K pursuant to Item 12 (Results of Operations and Financial Condition) to attach a press release reporting results for our first quarter ended June 30, 2003.

On October 20, 2003, we filed a current report on Form 8-K pursuant to Item 5 (Other Events and Required FD Disclosure) to attach a press release reporting a change in the membership of our Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MEASUREMENT  SPECIALTIES,  INC.

                                    (Registrant)


                                                  /s/  John  P.  Hopkins
--------------------------------------------------------------------------------
Date:  November  4,  2003                          John  P.  Hopkins
                                                  Chief  Financial  Officer
                                                   (authorized  officer  and
                                                  principal  financial  officer)

                                            EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------------  -----------------------------------------------------------------------------------------

31.1           Certification of Frank D. Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

31.2           Certification of John P. Hopkins required by Rule 13a-14(a) or Rule 15d-14(a)

32.1           Certification of Frank D. Guidone and John P. Hopkins required by Rule 13a-14(b) or Rule
               15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350