Form 10-Q
period 2003-12-31
MEASUREMENT SPECIALTIES INC
filed 2004-02-04
CIK 778734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003.

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act ).
 Yes      No  X
     ---     ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,648,250 shares of common stock, no par value per share, at February 2, 2004.

PART I.  FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . 3

ITEM 1.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . . 3
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) . . . . . 3

         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) . . . . . . . . . . 4

         CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(UNAUDITED). 6

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) . . . . . 7

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED) . . . 8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . 20

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . . . 29

ITEM 4.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . . . 31

PART II. OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . 31

ITEM 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . 31

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS. . . . . . . . . . . . . . 33


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . 34

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35

ITEM 1.  FINANCIAL STATEMENTS


                                          MEASUREMENT SPECIALTIES, INC
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                  (UNAUDITED)

                                                               FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                                ENDED DECEMBER 31,         ENDED DECEMBER 31,
                                                             ----------------------------------------------------
                                                                2003          2002         2003          2002
                                                             ----------------------------------------------------
Net sales                                                    $    31,869  $    28,351   $    86,469  $    84,376
Cost of goods sold                                                17,823       17,211        47,527       54,643
                                                             ----------------------------------------------------
    Gross profit                                                  14,046       11,140        38,942       29,733
                                                             ----------------------------------------------------
Operating expenses (income):
  Selling, general and administrative                              8,018        8,807        23,019       26,607
  Litigation expense                                                 400            -           400            -
  Non-cash equity based compensation                               3,046            -         4,954            -
  Research and development                                           850          773         2,610        2,564
  Customer funded development                                          -          (14)            -         (360)
  Restructuring costs                                                545           96           545        1,219
                                                             ----------------------------------------------------
    Total operating expenses                                      12,859        9,662        31,528       30,030
                                                             ----------------------------------------------------
      Operating income (loss)                                      1,187        1,478         7,414         (297)
  Interest expense, net                                               22          424           322        1,771
  Gain on sale of Wafer Fab                                            -            -             -         (109)
  Other expense (income)                                              51          (82)           46           61
                                                             ----------------------------------------------------
Income (loss) from continuing operations before income tax         1,114        1,136         7,046       (2,020)
      Income tax                                                     226           98           772          116
                                                             ----------------------------------------------------
Income (loss) from continuing operations                             888        1,038         6,274       (2,136)
                                                             ----------------------------------------------------
Discontinued operations:
      Income (loss) from discontinued units                            -            -           112       (3,910)
      Gain on sale of Terraillon                                       -          570             -          910
                                                             ----------------------------------------------------
       Income (loss) from discontinued units                           -          570           112       (3,000)
                                                             ----------------------------------------------------
Net income (loss)                                            $       888  $     1,608   $     6,386  $    (5,136)
                                                             ====================================================

Income (loss) per common share - Basic
  Income (loss) from continuing operations                   $      0.07  $      0.08   $      0.51  $     (0.18)
  Income (loss) from discontinued units                                -         0.05          0.01        (0.25)
                                                             ----------------------------------------------------
         Net income (loss)                                   $      0.07  $      0.13   $      0.52  $     (0.43)
                                                             ----------------------------------------------------

Income (loss) per common share - Diluted
  Income (loss) from continuing operations                   $      0.06  $      0.08   $      0.45  $     (0.18)
  Income (loss) from discontinued units                                -         0.05          0.01        (0.25)
                                                             ----------------------------------------------------
         Net income (loss)                                   $      0.06  $      0.13   $      0.46  $     (0.43)
                                                             ----------------------------------------------------

Weighted average shares outstanding - Basic                   12,402,445   11,912,958    12,234,849   11,908,336
                                                             ====================================================

Weighted average shares outstanding - Diluted                 14,004,490   12,230,213    13,905,942   11,908,336
                                                             ====================================================

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MEASUREMENT SPECIALTIES, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (DOLLARS IN THOUSANDS)
                                      (UNAUDITED)

                                                              DECEMBER 31,   MARCH 31,
                                                                  2003         2003
-----------------------------------------------------------  -------------  ----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                  $       5,503  $    2,694
  Accounts receivable, trade, net of allowance for doubtful
   accounts of $413, and $1,038 respectively                        15,126      10,549
  Inventories                                                       12,906      14,275
  Prepaid expenses and other current assets                          2,032       1,885
                                                             -------------  ----------
    Total current assets                                            35,567      29,403
                                                             -------------  ----------

PROPERTY AND EQUIPMENT, NET                                         10,888      11,818
                                                             -------------  ----------

OTHER ASSETS:
  Goodwill                                                           4,191       4,191
  Other assets                                                         581         756
                                                             -------------  ----------
                                                                     4,772       4,947
                                                             -------------  ----------
    Total assets                                             $      51,227  $   46,168
                                                             =============  ==========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   MEASUREMENT SPECIALTIES, INC.
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (DOLLARS IN THOUSANDS)
                                            (UNAUDITED)


                                                                        DECEMBER 31,    MARCH 31,
                                                                            2003          2003
---------------------------------------------------------------------  --------------  -----------
LIABILITIES  AND  SHAREHOLDERS'  EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                    $           -   $    3,260
  Accounts payable                                                             8,101        9,846
  Accrued compensation                                                         2,551        1,207
  Accrued expenses and other current liabilities                               6,165        5,744
  Accrued litigation expenses                                                  1,425        3,550
                                                                       --------------  -----------
    Total current liabilities                                                 18,242       23,607

OTHER LIABILITIES:
  Long-term debt--related party                                                    -        2,000
  Other liabilities                                                            1,666        1,615
                                                                       --------------  -----------
    Total liabilities                                                         19,908       27,222
                                                                       --------------  -----------

SHAREHOLDERS' EQUITY
  Serial preferred stock; 221,756 shares authorized; none outstanding
  Common stock, no par; 20,000,000 shares authorized; 12,466,950
    and 11,922,958 shares issued and outstanding, respectively                 5,502        5,502
  Additional paid-in capital                                                  49,185       43,197
  Accumulated deficit                                                        (23,297)     (29,683)
  Accumulated other comprehensive loss                                           (71)         (70)
                                                                       --------------  -----------
      Total shareholders' equity                                              31,319       18,946
                                                                       --------------  -----------
                                                                       $      51,227   $   46,168
                                                                       ==============  ===========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                               MEASUREMENT SPECIALTIES, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                        FOR THE NINE MONTHS ENDED DECEMBER 31, 2003
                                                  (DOLLARS IN THOUSANDS)
                                                        (UNAUDITED)

                                                    Additional                       Other
                                           Common     paid-in     Accumulated    Comprehensive              Comprehensive
                                            stock     capital       Deficit          Loss         Total     Income (Loss)
--------------------------------------------------------------------------------------------------------------------------
BALANCE, APRIL 1, 2002                     $ 5,502  $    42,346  $    (20,586)  $         (435)  $26,827
 Net loss                                        -            -        (5,136)               -    (5,136)  $       (5,136)
 Currency translation adjustment                 -            -             -              374       374              374
                                                                                                           ---------------
 Comprehensive income                            -            -             -                -         -   $       (4,762)
                                                                                                           ===============
 Warrants issued for professional services       -          153             -                -       153
 Warrants issued for debt                                   452                                      452
 Proceeds from exercise of stock options         -          117             -                -       117
                                           --------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                   5,502       43,068       (25,722)             (61)   22,787
                                           --------------------------------------------------------------
 Net loss                                        -            -        (3,961)               -    (3,961)  $       (3,961)
 Currency translation adjustment                 -            -             -               (9)       (9)              (9)
                                                                                                           ---------------
 Comprehensive income                            -            -             -                -         -   $       (3,970)
                                                                                                           ===============
 Warrants issued for professional                -          112             -                -       112
   services
 Proceeds from exercise of                       -           17             -                -        17
   stock options
                                           --------------------------------------------------------------
BALANCE, APRIL 1, 2003                       5,502       43,197       (29,683)             (70)   18,946
                                           --------------------------------------------------------------
 Net income                                      -            -         6,386                -     6,386   $        6,386

 Currency translation adjustment                 -            -             -               (1)       (1)              (1)
                                                                                                           ---------------
 Comprehensive income                            -            -             -                -         -   $        6,385
                                                                                                           ===============
 Warrants issued for non-cash                    -        4,954             -                -     4,954
   equity based compensation
 Proceeds from exercise of stock options         -          440             -                -       440
 Tax benefit from stock options                  -           90             -                -        90
 Proceeds from exercise of                       -          504             -                -       504
   stock warrants
                                           --------------------------------------------------------------
BALANCE, DECEMBER 31, 2003                 $ 5,502  $    49,185  $    (23,297)  $          (71)  $31,319
                                           ==============================================================

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MEASUREMENT SPECIALTIES, INC
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (DOLLARS IN THOUSANDS)
                                        (UNAUDITED)

                                                                      FOR THE NINE MONTHS ENDED DECEMBER 31,
                                                                      --------------------------------------
                                                                              2003               2002
                                                                      ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                      $          6,386   $          (5,136)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities income:
      Income from discontinued operations                                             -               3,910
      Depreciation and amortization                                               2,124               2,622
      Assets write-off                                                              175                 668
      Deferred rent                                                                 (20)                  -
     Warrants issued for professional services                                        -                 153
     Amortization of debt discount                                                    -                 304
      Provision for bad debt                                                        161                  42
      Non-cash equity based compensation                                          4,954                   -
      Gain on sale of Wafer Fab                                                       -                (159)
    Tax benefit from stock options                                                   90
      Gain on disposition of discontinued units                                       -                (910)
      Net changes in operating assets and liabilities:
        Accounts receivable, trade                                               (4,738)             (2,383)
        Inventories                                                               1,368                 717
        Prepaid expenses and other current assets                                  (147)               (646)
        Other assets                                                                175                 (30)
        Accounts payable                                                         (1,744)             (1,460)
        Accrued litigation costs                                                 (2,125)                  -
        Accrued expenses and other liabilities                                    1,836               1,969
                                                                       -----------------  ------------------
    Net cash ( used in) provided by operating activities                          8,495                (339)
                                                                       -----------------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                         (1,369)             (1,149)
     Proceeds from sale of Wafer Fab                                                  -               3,300
     Proceeds from sale of Terraillon                                                 -              16,668
     Cash received from receiver                                                      -                 892
                                                                       -----------------  ------------------
    Net cash (used in) provided by investing activities                          (1,369)             19,711
                                                                       -----------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under bank line of credit agreement                                3,000               2,450
    Borrowing under bridge loan                                                       -               8,848
    Repayment of capital lease obligations                                            -                (162)
    Repayments of  debt                                                          (8,260)            (31,512)
    Warrants issued for debt                                                          -                 452
    Proceeds from exercise of options and warrants                                  944                 117
                                                                       -----------------  ------------------
    Net cash used in financing activities                                        (4,316)            (19,807)
                                                                       -----------------  ------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS, CONTINUING OPERATIONS                    2,810                (435)
Effect of exchange rates                                                             (1)                374
Cash used for discontinued operations                                                 -              (1,246)
Cash and cash equivalents, beginning of period                                    2,694               3,760
                                                                       -----------------  ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $          5,503   $           2,453
                                                                       =================  ==================
Supplemental Cash Flow Information:
Cash paid during the period for:
  Interest                                                             $           335   $            2,240
  Income taxes                                                         $           260   $                -

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  BASIS OF PRESENTATIONS:

Interim financial statements:

These interim financial statements were prepared pursuant to accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission, and have not been audited. Accordingly, while they conform to the measurement and classification provisions of accounting principles generally accepted in the United States, they do not include the footnote information required by accounting principles generally accepted in the United States for annual financial statements. Preparation of these financial statements requires management to make estimates and assumptions, which affect the amounts reported. Actual results could differ from those estimates. In the opinion of management, these financial statements include all normal and accrual adjustments necessary for a fair presentation. Reference is made to the annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003. Operating results for the three and nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our annual report on Form 10-K for the fiscal year ended March 31, 2003.

The following information is unaudited. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Description of business:

Measurement Specialties, Inc., a New Jersey corporation ("MSI" or the "Company"), is a designer and manufacturer of sensors and sensor-based consumer products. The Company produces a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics, including pressure, motion, force, displacement, tilt / angle, flow and distance. The Company has a Sensor segment and a Consumer Products segment. The Sensor segment designs and manufactures sensors for original equipment manufacturers. These sensors are used for automotive, medical, consumer, military/aerospace and industrial applications. Our sensor products include pressure and electromagnetic displacement sensors, piezoelectric polymer film sensors, panel sensors, custom microstructures, load cells and accelerometers. The Consumer Products segment designs and manufactures sensor-based consumer products that we sell to retailers and distributors in both the United States and Europe. Consumer products include bathroom and kitchen scales, tire pressure gauges and distance estimators.

Liquidity and Going Concern:

The Company is currently the defendant in several lawsuits, including a class action lawsuit. The Company is also the subject of a formal investigation being conducted by the Division of Enforcement of the United States Securities and Exchange Commission. Further, the United States Attorney for the District of New Jersey is conducting an inquiry into the matters being investigated by the SEC. (See Note 10)

The Company's cash and amounts available under the revolving credit facility may not be available or adequate to fund the amounts, if any, to be paid in settlement of, or for judgments related to, the Company's pending legal proceedings. Under the terms of its credit agreement, the Company is prohibited from making any cash payment in settlement of any litigation unless, after giving effect to such payment and for a period of 30 consecutive days prior thereto, availability under the credit facility is not less than $1,500. Moreover, the Company is prohibited from making any cash payment in settlement of the class action lawsuit, the DeWelt litigation or the Hibernia litigation without the prior written consent of the lender under the Company's revolving credit facility. The Company settled the Hibernia lawsuit in November 2003, and made payment after receiving approval from its lender, Fleet Capital Corporation. (See Note 10).

If the Company's cash and amounts available under the Company's revolving credit facility are not sufficient to satisfy the obligations discussed above, the Company may need to explore other fund raising alternatives, including the sale of assets or equity securities. No assurance, however, can be given that the Company will be able to successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to the Company, that they will enable the Company to satisfy its obligations or that such actions will be permitted under the Company's credit agreement. Additionally, any sale of equity securities will dilute existing shareholders and may be at prices that are substantially lower than current market prices. If the Company is unable to satisfactorily resolve its loss contingencies and does not obtain additional funds, the Company will likely be unable to continue operations.

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

Stock Based Compensation:

The Company has three stock-based employee compensation plans. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its plans. There was no compensation expense recognized in the first nine months of the fiscal year ending March 31, 2004 or in the fiscal year ended March 31, 2003 as a result of options issued with an exercise price below the underlying stock's market price. The table below illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation". The options were valued using the Black-Scholes option pricing model, using a risk free rate of 2.8% and 4.9%, volatility of
2.06 and 0.90, and an option life of five years for the options granted in fiscal years 2004 and 2003, respectively.

                                                         FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                                                DECEMBER 31,                DECEMBER 31,
                                                             2003          2002          2003         2002
                                                         --------------------------  -------------------------
Net income (loss), as reported                           $      888   $      1,608   $     6,386   $   (5,136)
add: Stock-based employee compensation expense included
in reported net income, net of related tax effects                -              -             -            -

Deduct: Total stock-based employee compensation under
   fair value based method for awards granted,
   net of related tax effects                                  (277)          (371)         (332)        (456)
                                                         --------------------------  -------------------------
Pro forma net income (loss)                              $      611   $      1,237   $     6,054   $   (5,592)
                                                         ==========================  =========================

Net Income (loss) per share
   Basic-as reported                                     $     0.07   $       0.13   $      0.52   $    (0.43)
   Basic Proforma                                              0.05           0.10          0.49        (0.47)
   Diluted- as reported                                        0.06           0.13          0.46        (0.43)
   Diluted proforma                                            0.04           0.10          0.44        (0.47)

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

On July 29, 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

The Company's previous policy was to accrue restructuring and other costs at the commitment date of a plan in accordance with the provisions of Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." Accordingly, the Company has provided for certain restructuring costs related to exit or disposal activities initiated prior to December 31, 2002. (See Note 3).

3.  RESTRUCTURING AND OTHER COSTS:


During the quarter ended March 31, 2002, management and the Board of Directors approved a plan of reduction of workforce and a reduction of operating capacity at certain locations. During the fiscal year ended March 31, 2003, the Company recorded restructuring and other costs of $1,219, consisting of $150 for severance, $839 for lease termination, and $230 for the write down of fixed assets. At March 31, 2003, the Company had an accrual of $837 for lease termination costs. During the quarter ended December 31, 2003, the Company has reached verbal agreement to settle the Semex litigation and has provided an additional accrual of $545 to cover the expected cost of this lease termination. (See Note 10). At December 31, 2003, the Company maintained an accrual of $1,382 to cover the expected cost of lease termination, which is included in accrued expenses. The Company did not make any payments during the three and nine month periods ended December 31, 2003 related to these lease termination costs.


4.  INVENTORIES:


Inventories net, consists of the following:

                       DECEMBER 31,   MARCH 31,
                          2003          2003
                      -------------  ----------
  RAW MATERIALS       $       6,478  $    6,930
  WORK-IN-PROCESS             1,898       2,630
  FINISHED GOODS              4,530       4,715
                      -------------  ----------
                      $      12,906  $   14,275
                      =============  ==========

Inventory reserves were $4,607 at December 31, 2003 and $4,996 at March 31,
2003.


5. LONG-TERM DEBT:


Current Revolving Credit Facility

On January 31, 2003, the Company entered into a $15,000 revolving credit facility with Fleet Capital Corporation ("FCC"). The revolving credit facility is secured by a lien on substantially all of the Company's assets. Interest accrues on the principal amount of the Company's borrowings under this facility at a floating rate per year equal to the lesser of FCC's prime rate for commercial loans plus one percent (subject to a two percent increase upon the occurrence of an event of default under the loan agreement) or the maximum rate permitted by applicable law. As of December 31, 2003, the interest rate applicable to borrowings under the revolving credit facility was 5.0%. The amount of borrowing available under the revolving credit facility is determined in accordance with a formula based on certain of the Company's accounts receivable and inventory. The revolving credit facility expires on February 1, 2006. As of December 31, 2003, there were no outstanding borrowings and the Company had the right to borrow $9,846 under the revolving credit facility. Commitment fees on the unused balance are equal to .375% per annum of the average monthly amount by which $15,000 exceeds the sum of the outstanding principal balance of the revolving credit loans. Commitment fees paid during the three and nine month periods ended December 31, 2003, were approximately $16 and $45, respectively.

The revolving credit agreement requires the Company to meet certain financial covenants during the term of the revolving credit facility. In addition to certain affirmative and negative covenants, which include a restriction on the payment of dividends, the Company was required to maintain a borrowing availability of at least $2,000 through the filing of its quarterly report on Form 10-Q for the three months ended June 30, 2003. This covenant expired on August 7, 2003. In addition, the Company is required to keep a minimum fixed charge ratio of 1 to 1 at the end of each fiscal quarter. Fixed charge ratio is defined as operating cash flow, which is EBITDA (earnings before interest, taxes, depreciation and amortization) minus taxes paid and minus capital expenditures, divided by the sum of scheduled principal and interest payments during that period. The Company is currently in compliance with all covenants in the agreement.

For the quarter ended December 31, 2003, the weighted average short-term interest rate on the revolving credit facility was 5.0%. The Company did not have any borrowings under this agreement for the period from October 1, 2003 through December 31, 2003. The Company maintains a letter of credit for $34 to guarantee the lease of its facility in Fairfield, New Jersey.

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

6. PROPERTY AND EQUIPMENT:

Property  and  equipment  are  summarized  as  follows:

                                     --------------  -----------  -----------------
                                      DECEMBER 31,    MARCH 31,
                                          2003          2003      USEFUL LIFE
                                     --------------  -----------  -----------------
Production machinery and equipment   $      14,254   $   13,800   5-7 years
Tooling costs                                3,962        3,579   5-7 years
Furniture and equipment                      5,132        4,922   3-10 years
Leasehold improvements                       1,799        1,721   Term of the lease
Construction in progress                       176          283
                                     ---------------------------
                    Total                   25,323       24,305
                                     ---------------------------
Less:  accumulated depreciation and
amortization                               (14,435)     (12,487)
                                     ---------------------------
                                     $      10,888   $   11,818
                                     ===========================

Depreciation expense was $670 and $2,124 for the three and nine month periods ended December 31, 2003, and was $725 and $2,622 for the three and nine month periods ended December 31, 2002, respectively.


7. DISCONTINUED OPERATIONS, ASSETS AND LIABILITIES HELD FOR SALE, AND GAIN OR LOSS ON SALE OF ASSETS AND DISCONTINUED UNITS:


The Company sold all of the outstanding stock of Terraillon (previously a component of the Company's Consumer Products segment) in September 2002 and sold the assets, principally property and equipment, related to its IC Sensors silicon wafer fab manufacturing operations (previously a component of the Company's Sensor segment) in July 2002. The amounts for Terraillon on the consolidated statements of operations for the three and nine months ended December 31, 2002 have been reclassified as discontinued operations to reflect the disposal of this operating unit.

The Company placed its United Kingdom subsidiary, Schaevitz UK (previously a component of the Company's Sensor segment), into receivership on June 5, 2002 pursuant to the terms of a Mortgage Debenture dated February 28, 2001. The receiver's function was to dispose of Schaevitz UK's business and assets for the best price possible. The book debt recoveries and sale proceeds were applied in settlement of the receiver's remuneration, costs and expenses, the preferential creditors' claims (i.e., the claims of the Inland Revenue, Customs & Excise and employee claims up to certain statutory limits) and then to (i) claims by the Company's lenders in accordance with UK insolvency legislation (the Insolvency Act 1986) and (ii) priority arrangements. Schaevitz UK's landlord has a potential dilapidations claim of up to 350 Pounds Sterling (approximately $638 United States dollars based on market exchange rates as of January 31, 2004) against Schaevitz UK that arose on the expiration of the lease of 543/544 Ipswich Road Trading Estate, Slough, Berkshire, England on June 23, 2002. The results of operations of Schaevitz UK are reflected as discontinued operations from April 1, 2002 through the June 5, 2002 date of liquidation. During the fiscal year ended March 31, 2003, the Company incurred approximately $3,511 of costs and expenses in connection with the liquidation of Schaevitz UK, which consisted of write-down of prepaid pension costs of $2,309 and receiver and other costs of $1,202. The amount recovered from the liquidation was approximately $1,176.

In July 2002, the Company sold the assets (principally property and equipment) related to its silicon wafer fab manufacturing operation in Milpitas, CA to Silicon Microstructures, Inc. (SMI), a wholly owned subsidiary of Elmos Semiconductor AG. The wafer fab operation was formerly part of the Company's IC Sensors division. The price paid by SMI for the assets was approximately $5,250, consisting of approximately $3,370 in cash and $1,880 in prepaid credit for products and services, subject to reduction under certain circumstances. Approximately $900 of the cash purchase price was used to satisfy an outstanding equipment lease obligation. The prepaid credit for products and services, as utilized, is being accounted for as a reduction to cost of sales. The gain on this sale was approximately $159, net of tax, and has been reflected in the Condensed Consolidated Statements of Operations as "Gain on Sale of Wafer Fab" of $109 for the three months ended September 30, 2002, and an additional $50 for the three months ended December 31, 2002.

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


                                           FOR THE NINE MONTHS ENDED
                                               DECEMBER 31, 2002
                                         TERRAILLON    SCHAEVITZ,    TOTAL
                                                          UK
                                        --------------------------  --------
Net sales                               $    18,678   $       905   $19,583
Cost of goods sold                           13,244           617    13,861
                                        --------------------------  --------
   Gross profit                               5,434           288     5,722
Operating expenses:
Selling, general and administrative           5,835           149     5,984
Research and development                          -            68        68
Restructuring costs                               -         3,577     3,577
                                        --------------------------  --------
   Total operating expenses                   5,835         3,794     9,629

   Operating income (loss)                     (401)       (3,506)   (3,907)

Interest income (expense)                       (25)            2       (23)
Other income                                     27            (7)       20
                                        --------------------------  --------
(Loss) before income taxes                     (399)       (3,511)   (3,910)
Provision for income taxes                        -             -         -
                                        --------------------------  --------
Net loss from discontinued operations   $      (399)  $    (3,511)  $(3,910)
                                        ==========================  ========

8.  PER SHARE INFORMATION AND STOCK OPTION ISSUED:


Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options and warrants, less the shares that may be repurchased with the funds received from their exercise. Diluted earnings per share are not presented in fiscal periods for which the results are antidilutive. Excluded from diluted earnings per share are approximately 183,030 equivalent shares for the nine month period ended December 31, 2002.

The computation of the basic and diluted net income per share is as follows:

                                           FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                  DECEMBER 31,                     DECEMBER 31,
                                                     2003                             2003

                                         Income     Shares    Per Share   Income     Shares    Per Share
                                         -------  ----------  ----------  -------  ----------  ----------
Income from continuing operations        $   888  12,402,445  $     0.07  $ 6,274  12,234,849  $     0.51
Income from discontinued operations            -  12,402,445  $        -      112  12,234,849  $     0.01

Basic EPS:
                                         -------              ----------  -------              ----------
Income available to common shareholders  $   888  12,402,445  $     0.07  $ 6,386  12,234,849  $     0.52

Effect of dilutive securities:
Warrants                                             469,151                          630,968
Stock options                                      1,132,894                        1,040,125
                                         -------              ----------  -------              ----------

Diluted EPS:
Income available to common stockholders
     and assumed conversions             $   888  14,004,490  $     0.06  $ 6,386  13,905,942  $     0.46
                                         ===============================  ===============================

9.  SEGMENT INFORMATION:


The Company has two business segments, a Sensor segment and a Consumer Products segment.

The Company's Sensor segment designs and manufactures sensors for original equipment manufacturers. These sensors are used for automotive, medical, consumer, military/aerospace and industrial applications. Our sensor products include pressure and electromagnetic displacement sensors, piezoelectric polymer film sensors, panel sensors, custom microstructures, load cells and accelerometers.

The Company's Consumer Products segment designs and manufactures sensor-based consumer products that we sell to retailers and distributors in both the United States and Europe. Consumer products include bathroom and kitchen scales, tire pressure gauges and distance estimators. We sold our branded bathroom and kitchen scale business to Conair Corporation on January 30, 2003 (see Note 12), and are focusing on selling our Consumer Products in the original equipment manufacturer market.

Segment data have been presented on a basis consistent with how business activities are reported internally to management.

The accounting policies of the segments are substantially the same as those described in Note 2.

The Company has no material intersegment sales.

The following is information related to industry segments:

                                                 FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                        DECEMBER  31,                 DECEMBER 31,
                                                 ---------------------------   --------------------------
                                                      2003         2002             2003        2002
                                                 ---------------------------   --------------------------
 Net sales

Consumer Products                                $    17,108   $     14,750    $   42,697   $     44,242

  Sensor                                              14,761         13,601        43,772         40,134
                                                 ---------------------------   --------------------------

    Total                                             31,869         28,351        86,469         84,376
                                                 ---------------------------   --------------------------

 Operating income (loss)

 Consumer Products                                     3,731          2,068         8,524          6,472

  Sensor                                               4,025          4,031        12,312          5,589
                                                 ---------------------------   --------------------------

 Total segment operating income                        7,756          6,099        20,836         12,061

Unallocated expenses                                  (6,569)        (4,621)      (13,422)       (12,358)
                                                 ---------------------------   --------------------------
 Total operating income (loss)                         1,187          1,478         7,414           (297)

  Interest expense, net of interest income                22            424           322          1,771

  Other (income)                                          51            (82)           46             61
   Gain on sale of Wafer Fab                               -              -             -           (109)
                                                 ---------------------------   --------------------------
   Income  (loss) from continuing operations
    before income tax                                  1,114          1,136         7,046         (2,020)
         Income Tax                                      226             98           772            116
                                                 ---------------------------   --------------------------
 Income (loss) from continuing operations                888          1,038         6,274         (2,136)
   Income (loss) from Discontinued Operations              -              -           112         (3,910)
   Gain on sales of Terraillon                             -            570             -            910
                                                 ---------------------------   --------------------------
     Net Income(loss)                            $       888   $      1,608    $    6,386   $     (5,136)
                                                 ===========================   ==========================

                        DECEMBER 31,   MARCH 31,
                           2003          2003
                        ------------  ----------
Segment Assets
   Consumer Products    $     15,464  $   11,478
   Sensor                     33,905      34,391
   Unallocated                 1,858         299
                        ------------  ----------
    Total               $     51,227  $   46,168
                        ============  ==========

10.  COMMITMENTS AND CONTINGENCIES:

(Dollars in Thousands)

LITIGATION:

       SECURITIES LITIGATION

On March 20, 2002, a class action lawsuit was filed on behalf of purchasers of the Company's common stock in the United States District Court for the District of New Jersey against the Company and certain of the Company's present and former officers and directors. The complaint was subsequently amended to include the underwriters of the Company's August 2001 public offering as well as the Company's former auditors. The lawsuit alleges violations of the federal securities laws. The lawsuit seeks an unspecified award of money damages.
After March 20, 2002, nine additional similar class actions were filed in the same court. The ten lawsuits have been consolidated into one case under the caption In re: Measurement Specialties, Inc. Securities Litigation, 02 Civ. No. 1071 (D.N.J.). Plaintiffs filed a Consolidated Amended Complaint on September 12, 2002. The underwriters have made a claim for indemnification under the underwriting agreement. On September 30, 2003, the court denied the Company's motion to dismiss this case. The Company is in active settlement discussions with the plaintiffs, however it cannot predict the ultimate outcome of these discussions.

The Company has Directors and Officers liability insurance that provides an aggregate of $10,000 in coverage for the period during which this claim was filed ($5,000 in primary coverage and $5,000 in excess coverage). The Company's primary D&O insurance carrier initially denied coverage of this claim, which position the Company contested. After discussion, the insurer reversed its previous coverage position and agreed to participate in the defense and potential settlement of the class action lawsuit (subject to the $5,000 policy limit). As part of the arrangement, the Company renewed its D&O coverage. The new policy provides for an aggregate of $6,000 in coverage for the period from April 7, 2003 through April 7, 2004. The $3,200 renewal premium represents a combination of the market premium for D&O coverage for this period plus the Company's contribution toward a potential settlement in the class action lawsuit. The Company's excess insurance carrier has not accepted coverage for this claim. No assurance can be given that this insurance will be adequate, or that the Company's excess insurance coverage will be available or adequate, to cover losses, if any, arising from this litigation.

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

The Company is in settlement discussions with the SEC. Based on these discussions, the Company provided an accrual of $1,000 during the three months ended December 31, 2003 towards ultimate settlement. However, the Company cannot predict how long these investigations will continue or their ultimate outcome.

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

     SERVICE MERCHANDISE COMPANY, INC.

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

     EXETER TECHNOLOGIES, INC.

Exeter Technologies, Inc. ("Exeter") and Michael Yaron have alleged underpayments of approximately $322 relating to a January 5, 2000 Product Line Acquisition Agreement. The Company maintains the claim failed to recognize the Company's rights to certain contractual allowances and offsets. The matter proceeded to non-binding arbitration. Post-hearing submissions are due in March 2004. The Company has acknowledged that it owed Exeter approximately $128 as of October 1, 2003.

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's business, financial condition, or operating results.


RESOLVED  MATTERS

     HIBERNIA  CAPITAL  PARTNERS  I,  ILP AND HIBERNIA CAPITAL PARTNERS II, ILP.

On or about July 23, 2002, Hibernia Capital Partners I, ilp and Hibernia Capital Partners II, ilp filed a lawsuit against the Company in the High Court of Dublin. The Plenary Summons stated that plaintiffs sought a declaration that the plaintiffs entered into the share purchase agreement on June 7, 2001 for the sale of their shares in Terraillon Holdings Limited to the Company as a result of an operative misrepresentation and misstatement. Plaintiffs further sought damages for misrepresentation and/or breach of contract and/or breach of warranty and costs of the proceedings. This matter was settled for a $150 payment from the Company to the plaintiffs.

     SEMEX,  INC.

On October 24, 2002, Semex, Inc. ("Semex") filed a lawsuit against the Company and Amp Incorporated ("AMP") alleging breaches of the lease for the Company's former facility in Valley Forge, Pennsylvania. The Company is the assignee of AMP under the lease. In addition to rent and other charges in the sum of $770, plaintiff is also sought $1,015 for building cleanup, restoration, failure to remove alterations and environmental testing of the premises. At a settlement conference on January 26, 2004, the Company, Semex and AMP reached a verbal agreement to settle this matter. The settlement was reported to the Court and settlement documentation is being prepared. As part of the settlement, the Company has agreed to pay $1,425 to Semex within 30 days in exchange for a release of all claims and a termination of the litigation.

     CLARK  MATERIAL  HANDLING  COMPANY

The Company was the defendant (as successor to Lucas Control Systems) in a lawsuit filed in April 2002 by Clark Material Handling Company and its related debtors (the "Debtors") in the context of the Debtors' Chapter 11 bankruptcy proceedings. Plaintiffs asserted that Lucas Control Systems ("Lucas") received $34 from one or more of the Debtors during the ninety (90) day period before the Debtors filed their bankruptcy petitions, that the transfers were to Lucas' benefit, were for or on account of an antecedent debt owed by one or more of the Debtors, made when one or more of the Debtors were insolvent, and that the transfers allowed Lucas to receive more than it would have received if the cases were cases under Chapter 7 of the United States Bankruptcy Code. The action sought to disgorge the sum of $34 from Lucas. This matter was settled for a $19 payment from the Company to the plaintiffs.


11. RELATED PARTY TRANSACTIONS:


Restructuring Services

In May 2002, the Company retained Corporate Revitalization Partners ("CRP") to conduct its ongoing operational/financial restructuring efforts. In June 2002, Frank Guidone, a Managing Director of CRP, became the Company's Chief Executive Officer (See "Executive Services and Non-Cash Equity Based Compensation" below for a discussion of the current agreement relating to Mr. Guidone's services as Chief Executive Officer of the Company). As of December 31, 2003, and as of February 2, 2004, on a cumulative basis, the Company has incurred $3,514 and $3,556 respectively, in consulting fees and expenses to CRP (excluding the success fees described in this paragraph). For the three and nine month periods ended December 31, 2003, the company incurred $221 and $914, respectively, in fees to CRP. In addition to consulting fees based on hours billed by CRP consultants (at hourly rates that range from $175 to $275 and that are capped at a maximum of 50 hours per consultant each week), CRP earned an aggregate "success fee" of $138 and warrants exercisable to purchase an aggregate of 120,615 shares of the Company's common stock (at an exercise price of $2.28/share) as a result of the achievement of certain goals in connection with the Company's restructuring program. On June 12 and 13, and July 14, 2003, CRP exercised its warrant to purchase 120,615 shares of stock at an exercise price of $2.28.

Executive Services and Non-Cash Equity Based Compensation

On April 21, 2003, the Compensation Committee of the Company's Board of Directors reached a verbal agreement with Frank Guidone regarding his long term retention as Chief Executive Officer. Definitive agreements memorializing this arrangement were entered into on July 22, 2003, between the Company and Four Corners Capital Partners, LP ("Four Corners"), a limited partnership of which Mr. Guidone is a principal. Pursuant to this arrangement, Four Corners will make Mr. Guidone available to serve as the Company's Chief Executive Officer for which it will receive an annual fee of $400 (plus travel costs for Mr. Guidone) and will be eligible to receive a performance-based bonus. The agreement is for an indefinite period of time and both parties have the right to terminate the agreement on sixty day's advance notice. Through December 31, 2003, the Company paid an aggregate of $232 to Four Corners under this agreement.

In connection with the retention of the services of Mr. Guidone, Four Corners was also issued a warrant to purchase up to 600,000 shares of the Company's common stock at an exercise price of $3.16 per share. Subject to the continued service of Mr. Guidone, the right to purchase the shares vests at a rate of 35%, 30%, 20% and 15%, respectively, in each of the four years following the grant date of the warrant, with the potential of a reduced vesting period if certain performance targets are achieved. As a result of the performance of the Company's common stock, the first 35% of the warrant shares became vested on September 18, 2003. The other 30% and 20% of the warrant shares also became vested on October 24, 2003, and November 28, 2003, respectively. The Company recorded a non-cash equity based compensation charge of $3,046 ($0.22 per share diluted) and $4,954 ($0.36 per share diluted) during the three month and nine month periods ended December 31, 2003, respectively, representing the estimated fair value of the portion of the warrant that vested. For the three months ended December 31, 2003, the warrant was valued using the Black-Scholes option pricing model, using a risk free rate of 1.04%, 0.99% and 0.95%, volatility of 0.44, 0.31 and 0.25, and warrant life of five months, four months and three months, for the periods ended October 31, 2003, November 30, 2003 and December 31, 2003, respectively. The 90,000 remaining warrant shares vested on January 22, 2004, and an additional charge will be recorded in the fourth quarter ended March 31, 2004. See Note 8 for impact on diluted earnings per share of the 600,000 warrant shares issued to Four Corners.

In addition, in connection with this arrangement, Mr. Guidone entered into a non-competition agreement and Four Corners was granted registration rights relating to any shares purchased under the warrant.

See Note 5 for a discussion of the bridge loan from Castletop Capital, L.P., a limited partnership controlled by Morton L. Topfer, Chairman of the Company's Board of Directors.


12.  SUBSEQUENT EVENT:

On January 30, 2004, the Company signed a definitive asset purchase agreement to sell assets associated with its Thinner brand bathroom and kitchen scale business to Conair Corporation for $12,700 (subject to certain escrow, closing adjustments and offsets).

Under the terms of the agreement, Conair Corporation acquired certain assets associated with the sale of branded bathroom and kitchen scales, including worldwide rights to the Thinner brand name and exclusive rights to the Thinner designs in North America, for $12,700. $1,200 of this purchase price will be paid subject to the final inventory reconciliation; $1,000 of this purchase price is being held in escrow and will be released if fiscal year 2004 sales revenues meet certain minimum thresholds. The Thinner brand business, representing a portion of the consumer business, totals approximately $14,500 in annual net sales.

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

Our Sensor segment designs and manufactures sensors for original equipment manufacturers. These sensors are used for automotive, medical, consumer, military/aerospace and industrial applications. Our sensor products include pressure and electromagnetic displacement sensors, Piezoelectric polymer film sensors, panel sensors, custom microstructures, load cells and accelerometers.

Our Consumer Products segment designs and manufactures sensor-based consumer products that we sell to retailers and distributors in both the United States and Europe. Consumer products include bathroom and kitchen scales, tire pressure gauges and distance estimators.

The following table sets forth, for the periods indicated, certain items in our consolidated statements of income as a percentage of net sales:


                                            FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED

                                                   DECEMBER 31,                 DECEMBER 31,
                                           ----------------------------  ---------------------------
                                               2003           2002           2003          2002
                                                                                           (1)
                                           ---------------------------------------------------------
Net Sales

   Sensor                                          46.3%          48.0%         50.6%         47.6%

   Consumer products                               53.7           52.0          49.4          52.4
                                           -------------  -------------  ------------  -------------

      Total net sales                             100.0          100.0         100.0         100.0

Cost of Sales                                      55.9           60.7          55.0          64.8
                                           -------------  -------------  ------------  -------------

   Gross profit                                    44.1           39.3          45.0          35.2
Operating expenses (income)

   Selling, general, and administrative            25.2           31.1          26.6          31.5

   Litigation expense                               1.3              -           0.5             -

   Non-cash equity based compensation               9.6              -           5.7             -

   Research and development                         2.7            2.7           3.0           3.0

   Customer funded development                        -              -             -          (0.4)

   Restructuring costs                              1.7            0.3           0.6           1.4

   Interest expense, net                            0.1            1.5           0.4           2.1

   Gain on sale of wafer fab                          -              -             -          (0.1)

   Other expenses                                   0.1           (0.3)            -           0.1
                                           -------------  -------------  ------------  -------------
                                                   40.7           35.3          36.8          37.6

Income (loss) from continuing operations
 before income taxes                                3.4            4.0           8.2          (2.4)

 Income Tax Provision                               0.7            0.3           0.9           0.1

Income (loss) from discontinued units                 -            2.0           0.1          (3.6)
                                           -------------  -------------  ------------  -------------

Net income (loss)                                   2.7%           5.7%          7.4%         (6.1)%
                                           =============  =============  ============  =============

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

Our Development/Growth Strategy

     Development Strategy. We are focusing our development efforts in both our Sensor business and Consumer Products business on the original equipment manufacturers (OEM) market. In the Consumer Products business, having both a branded and OEM consumer scale business has created some channel conflicts historically. As part of this focus, we sold certain assets associated with our Thinner branded bathroom and kitchen scale business to Conair Corporation on January 30, 2004. We previously sold our Thinner branded scales directly to retailers, predominately in the U.S. and Canada. On a going-forward basis, we expect to supply these scales directly to Conair and intend to continue our efforts in the design, development and manufacture of innovative scale products for sale to our worldwide base of OEM customers. Although our development focus is on the OEM market, we intend to continue to develop and manufacture our tire pressure gauges, which are sold directly to retail customers. As OEM margins have historically been lower than margins on sales to retail customers, we expect our Consumer Products segment margins will decline as a result of this transaction. See Note 12 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a more detailed description of the Conair transaction.

     Growth Strategy. We are focused on aggressively growing our Sensor segment. We expect that this growth will come through a combination of organic growth and the acquisition of sensor businesses. We currently do not have any definitive agreements or understandings regarding any potential acquisitions. In order to finance any potential acquisitions, we would consider loans from financial institutions, the sale of equity securities, or the sale of existing Company assets, including assets in our Consumer Products segment.


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

ACCOUNTS RECEIVABLE:

The majority of the accounts receivable are due from retailers and manufacturers of electronic, automotive, military and industrial products. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 to 90 days and are stated as amounts due from customers net of allowances for doubtful accounts and other sales allowances. Accounts outstanding longer than the contractual payment terms, are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer's current ability to pay its obligation to us and the condition of the general economy and the industry as a whole. We write-off accounts receivable when we determine they are uncollectible; payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Actual uncollectible accounts could exceed our estimates and changes to our estimates will be accounted for in the period of change.

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

NON-CASH EQUITY BASED COMPENSATION:

We have issued warrants, under an agreement for the services of our Chief Executive Officer, to a limited partnership (LP). The LP is partially controlled by our chief executive officer. The warrant agreement allows the LP to purchase a certain number of shares of our stock, at an agreed-upon exercise price. The warrant shares vest at 35%, 30%, 20% and 15% each year over a four-year period, with the potential of a reduced vesting period if certain targets are achieved. We record non-cash equity based compensation expense on the warrants as the shares vest. The warrants are valued using the Black-Scholes option pricing model, using an appropriate risk free interest rate, volatility factor, and an estimated warrant life.


RESULTS OF OPERATIONS

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS IN OUR CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2003:

                                 FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                    DECEMBER 31,      %        DECEMBER 31,       %
                                 --------------------------  --------------------------
                                   2003     2002    CHANGE    2003     2002     CHANGE
                                 --------------------------  --------------------------
Net Sales                         $31,869  $28,351    12.4   $86,469  $84,376      2.5

Sensor                             14,761   13,601     8.5    43,772   40,134      9.1

Consumer products                  17,108   14,750    16.0    42,697   44,242     (3.5)

Gross profit                       14,046   11,140    26.1    38,942   29,733     31.0
Selling, general and                8,018    8,807    (9.0)   23,019   26,607    (13.5)
administrative

Litigation expense                    400        -       *       400        -        *
Non-cash equity based               3,046        -       *     4,954        -        *
compensation

Research and development              850      773    10.0     2,610    2,564      1.8

Customer Funded Development             -      (14) (100.0)        -     (360)  (100.0)

Restructuring costs                   545       96   467.7       545    1,219    (55.3)

Interest expense, net                  22      424   (94.8)      322    1,771    (81.8)

Income taxes                          226       98   130.6       772      116    565.5
Income (loss) from discontinued
units                                   -        -       -       112   (3,910)   102.9

Gain on sale of Terraillon              -      570  (100.0)        -      910   (100.0)

Net income (loss)                     888    1,608   (44.8)    6,386   (5,136)   224.3


* A percentage change has not been included where there was no corresponding expense in the same period of the prior fiscal year.

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

     The consolidated financial statements for the three and nine month periods ended December 31, 2003 and December 31, 2002 include the results of the ongoing operations of Measurement Specialties, Inc. As a result of our restructuring plan, we sold all of the outstanding stock of Terraillon in September 2002 and placed Schaevitz UK into receivership in June 2002. Accordingly, Terraillon and Schaevitz UK are classified as discontinued operations in the consolidated financial results for all periods presented.

Net Sales.

     Sensor Business. The increase in net sales for our Sensor business during the three months ended December 31, 2003 is due to both increased ICS product line sales and increased Microfused product line sales as compared to the same period in the prior fiscal year. The improved ICS product line sales is a result of increased demand from existing customers, as well as, the introduction
of new products.   The improved Microfused product line sales are primarily due to expanded demand for automotive pressure sensors and sales of certain newly released products. These increases were partially offset by decreased PiezoSensor sales in the three months ended December 31, 2003 primarily as a result of our decision to stop doing business with a customer due to collectability issues

     Consumer Products Business.   Increased tire gauge sales in the U.S.
consumer market accounted for $2,121 of the $2,358 increase in net sales of our Consumer Products business for the three months ended December 31, 2003 as compared to the same period in the prior fiscal year. We supplied one tire gauge promotion offered by a warehouse club customer in the three months ended December 31, 2003. We did not supply any tire gauge promotions in the three months ended December 31, 2002.

     Gross Margin.

     Gross margin as a percent of sales for the three months ended December 31, 2003 increased to 44.1% from 39.3% for the three months ended December 31, 2002.

     Sensor Business. Gross margin as a percent of sales for our Sensor business increased to 54.7% for the three months ended December 31, 2003 from 46.7% for the three months ended December 31, 2002. The continued improvement of our Sensor margin is primarily due to more efficient manufacturing operations and decreased materials and freight costs. Our increased efficiency in manufacturing operations was the result of our production planning and restructuring efforts. We have reduced material costs by purchasing raw materials in China. Our emphasis on the effective management of freight costs has also resulted in lower costs.

     Consumer Products Business. Gross margin as a percent of sales in our Consumer Products business increased to 33.8% for the three months ended December 31, 2003 from 30.5% for the three months ended December 31, 2002. Gross margin in our U.S. consumer division decreased slightly by 0.5% and gross margin in our Asian consumer division increased by 5.0%. The overall increase in gross margin for our Consumer Products business in the three months ended December 31, 2003, as compared to the same period in the prior fiscal year, is primarily due to improved margins on our sales to original equipment manufacturers. The margins on sales to original equipment manufacturers improved as a result of improved product mix, lower freight costs and a reduction in material costs due to our concentration on the more efficient use of raw materials in the manufacturing process. The margin on our retail customer sales declined slightly as compared to the quarter ended December 31, 2002 mainly due to a shift in sales to lower margin products.

On a continuing basis our gross margin in the Sensor and Consumer Products businesses may vary due to product mix, sales volume, availability of raw materials and other factors.

Selling ,General and Administrative. The decrease in selling, general and administrative expenses is primarily due to lower legal and professional fees incurred during the three months ended December 31, 2003 as compared to the same quarter in prior fiscal year. These legal and professional fees decreased approximately $1,678 in the three months ended December 31, 2003 as compared to the three months ended December 31, 2002. The higher professional fees in the fiscal 2003 period as compared to the fiscal 2004 period were due to defaults under our credit agreement and restatement of our financial statements, as well as a higher level of professional activity with respect to the pending class action lawsuit and SEC investigation. In addition, costs have decreased in the Sensor business due to consolidation of certain support services. Offsetting these declines is an increase to the employee profit sharing accrual as a result of the improvement in our company performance.

Litigation Expense. We recorded a net charge of $400 during the three months ended December 31, 2003 relating to the SEC investigation and the Hibernia Capital Partners litigation. This net charge represents the combination of a $1,000 charge relating to the SEC investigation offset by the reversal of $600 from the prior accrual upon the favorable settlement of the Hibernia lawsuit. See Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Non-Cash Equity Based Compensation. During the three months ended December 31, 2003, we recorded a non-cash equity based compensation charge of $3,046, or $0.22 per share diluted, for the vesting of the warrant issued to Four Corners Capital Partners LP, a limited partnership of which Mr. Guidone is a principal. The 90,000 remaining warrant shares vested on January 22, 2004, and an additional charge will be recorded in the fourth quarter ended March 31, 2004. See Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of non-cash equity based compensation and the arrangement with Four Corners.

Research and Development We had no customer-funded development for the three months ended December 31, 2003 compared with $14 for the three months ended December 31, 2002. On a net basis, research and development costs increased $77, or 10.1%, to $850 for the three months ended December 31, 2003 from $773 for the three months ended December 31, 2002. This change resulted from increased research and development efforts in our Sensor business.

Restructuring Costs. During the three months ended December 31, 2003, we recorded a charge of $545 for additional costs relating to the our restructuring plan. This charge results from the settlement of litigation related to our former facility in Valley Forge, Pennsylvania. See Note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Interest Expense, Net. The decrease in interest expense is attributable to a $7,047 reduction in average debt outstanding from $7,047 for the three months ended December 31, 2002 to $0 for the three months ended December 31, 2003.

Income Taxes. Our provision for income taxes includes taxes payable by our foreign subsidiaries. For U.S. tax purposes, we anticipate that our available net operating loss carry-forwards will offset all current year taxable income.


NINE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2002

Net Sales.

Sensor Business. The reasons for the increase in Sensor business sales during the nine months ended December 31, 2003 as compared to the same period in the prior fiscal year are described in the three month to three month comparison of net sales above.

Consumer Products Business. The higher Consumer Products Business sales during the nine months ended December 31, 2002 as compared to the same period in the current fiscal year is due to the liquidation of $1,315 in slow moving and obsolete inventory and higher sales to original equipment manufacturers. Also contributing to the decline in sales for the nine months ended December 31, 2003 is the loss of placement with a major retailer.

Gross Margin

Gross margin as a percent of sales for the nine months ended December 31, 2003 increased to 45.0% from 35.2% for the nine months ended December 31, 2002.

Sensor Business. Gross margin as a percent of sales for our Sensor business increased to 55.1% for the nine months ended December 31, 2003 from 41.3% for the nine months ended December 31, 2002. The reasons for the continued improvement of our Sensor margin are described in the three month to the three month comparison of Sensor gross margin above.

Consumer Products Business. Gross margin as a percent of sales for our Consumer Products business increased to 33.1% for the nine months ended December 31, 2003 from 29.7% for the nine months ended December 31, 2002. The margin increased for both retail customer sales and sales to original equipment manufacturers. The reasons for the improvement of our Consumer Products margin are described in the three month to three month comparison of Consumer Products gross margin above.

On a continuing basis our gross margin in the Sensor and Consumer Products businesses may vary due to product mix, sales volume, availability of raw materials and other factors.

Selling, General and Administrative. The decrease in selling, general and administrative expenses is primarily due to lower legal and professional fees incurred during the nine months ended December 31, 2003 as compared to the same period in the prior fiscal year. These legal and professional fees decreased approximately $4,671 in the nine months ended December 31, 2003 as compared to the nine months ended December 31, 2002. The reasons for the decreased legal fees are described in the three month to three month comparison of selling, general and administrative expenses above.

Litigation Expense. The net charge of $400 relating to the SEC investigation and the Hibernia Capital Partners litigation is described above in the three month to three month comparison of litigation expense.

Non-Cash Equity Based Compensation. During the nine months ended December 31, 2003, we recorded a non-cash equity based compensation charge of $4,954, or $0.36 per share diluted, for the vesting of the warrant issued to Four Corners Capital Partners LP, a limited partnership of which Mr. Guidone is a principal. The 90,000 remaining warrant shares vested on January 22, 2004, and an additional charge will be recorded in the fourth quarter ended March 31, 2004. See Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of non-cash equity based compensation and the arrangement with Four Corners.

Research and Development We had no customer-funded development for the nine months ended December 31, 2003 as compared to $360 of customer funded development for the nine months ended December 31, 2002. On a net basis, research and development costs increased $46, or 1.8%, to $2,610 for the nine months ended December 31, 2003 from $2,564 for the nine months ended December 31, 2002. The primary cause of the reduction in customer-funded development was the sale of the IC Sensors wafer fab in July 2002. We do not expect significant customer funded research and development for the remainder of fiscal 2004.

Restructuring Costs.   The $545 charge related to our restructuring plan is
described above in the three month to three month comparison of restructuring costs See Note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Interest Expense, Net. The decrease in interest expense is attributable to a $17,338 reduction in average debt outstanding from $20,476 in the nine months ended December 31, 2002 to $3,138 in the nine months ended December 31, 2003.

Income Taxes. Our provision for income taxes includes taxes payable by our foreign subsidiaries. For U.S. tax purposes, we anticipate that all current year taxable income will be offset by our available net operating loss carry-forwards.

Discontinued Operations. As a result of our restructuring plan, we sold all of the outstanding stock of Terraillon in September 2002 and placed Schaevitz UK into receivership in June 2002. We had a net loss of $3,000 for the nine months ended December 31, 2002 from these discontinued operations. A gain of $112 was recorded in the nine months ended December 31, 2003 as additional funds were received from the liquidation of Schaevitz UK.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (accounts receivable plus inventory less accounts payable) increased by $4,953 from $14,978 as of March 31, 2003 to $19,931 as of December 31, 2003. The increase was attributable to an increase in accounts receivable of $4,577 from $10,549 at March 31, 2003 to $15,126 at December 31, 2003, a decrease in accounts payable of $1,745 from $9,846 at March 31, 2003 to $8,101 at December 31, 2003, and offset by an decrease in inventory of $1,369 from $14,275 at March 31, 2003 to $12,906 at December 31, 2003. The increase in accounts receivable is attributable to the seasonal nature of sales for our Consumer Products segment. The decrease in accounts payable was primarily the result of our continued efforts in managing expenses. The decrease in inventory is attributable to the seasonal nature of our business and our continued inventory management efforts.

Cash provided by operating activities was $8,495 for the nine months ended December 31, 2003 as compared to $339 used for the nine months ended December 31, 2002. This increase was as a result of the company's overall performance improvement and reduced selling, general and administrative spending. Included in cash provided from operations for the nine month period ended December 31, 2003 is $2,800 of costs paid to our insurance carrier related to the D&O insurance policy renewal (See Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.) Excluding this payment to our insurance carrier, cash provided from operations would have been $11,295.

Capital spending increased to $1,369 for the nine months ended December 31, 2003 from $1,149 for the nine months ended December 31, 2002. The increase in capital spending is primarily attributable to investment in revenue generating projects at our Shenzen, China facility. Financing activities for the nine months ended December 31, 2003 utilized $4,316, primarily due to the repayment of all outstanding indebtedness to Castletop Capital, L.P., and repayment of company debt under our revolving credit facility. Financing activities for the nine months ended December 31, 2003 also reflect $944 in proceeds from the exercise of stock options and warrants.

Revolving Credit Facility

On January 31, 2003, we entered into a $15,000 revolving credit facility with Fleet Capital Corporation ("FCC"). The revolving credit facility is secured by a lien on substantially all of our assets. Interest accrues on the principal amount of our borrowings under this facility at a fluctuating rate per year equal to the lesser of FCC's prime rate for commercial loans plus one percent (subject to a two percent increase upon the occurrence of an event of default under the loan agreement) or the maximum rate permitted by applicable law. As of December 31, 2003, the interest rate applicable to borrowings under the revolving credit facility was 5.0%. The amount of borrowing available under the revolving credit facility is determined in accordance with a formula based on certain of our accounts receivable and inventory. The revolving credit facility expires on February 1, 2006.

Our revolving credit agreement requires us to meet certain financial covenants during the term of the revolving credit facility. In addition to certain affirmative and negative covenants, which include a restriction on the payment of dividends, we were required to maintain a borrowing availability of at least $2,000 through the filing of our quarterly report on Form 10-Q for the three months ended June 30, 2003. This covenant expired on August 7, 2003. In addition, beginning in the fiscal quarter ended June 30, 2003, we are required to keep a minimum fixed charge ratio of 1 to 1 at the end of each fiscal quarter. Fixed charge ratio is defined as operating cash flow, which is EBITDA (earnings before interest, taxes, depreciation and amortization) minus cash taxes paid and minus capital expenditures, divided by the sum of scheduled principle payments and interest expense during that period. We are currently in compliance with all covenants in the agreement. As of December 31, 2003, there were no outstanding borrowings and the Company had the right to borrow $9,846 under the revolving credit facility.


Bridge Loan

See Note 5 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q for a discussion of the $9,300 bridge loan from Castletop Capital L.P. (Castletop), a limited partnership controlled by Morton Topfer, Chairman of our Board of Directors, and the amendments thereto. We repaid all amounts owed to Castletop in September 2003.


Liquidity

At February 2, 2004, we had approximately $20,489 of available cash and $8,276 of borrowing capacity under our revolving credit facility. Our ongoing capital needs and other obligations include the payment of:

     - Substantial professional fees that are being incurred as the result of the class action lawsuits and SEC investigation; and

     - Any judgments, settlement payments or penalties arising from the class action lawsuit, SEC investigation or other matters described under "Legal Proceedings."

Our cash and amounts available under our revolving credit facility may not be available or adequate to fund amounts, if any, to be paid in settlement of our pending legal proceedings. Under the terms of the credit agreement, we are prohibited from making any cash payment in settlement of any litigation unless, after giving effect to such payment and for a period of 30 consecutive days prior thereto, availability under the credit facility is not less than $1,500. Moreover, we are prohibited from making any cash payment in settlement of the class action lawsuit, the DeWelt litigation or the Hibernia litigation without the prior written consent of FCC. In November 2003, we settled the Hibernia lawsuit with the approval of FCC., See "Legal Proceedings" below for a discussion of this settlement.

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


(Dollars in Thousands)
Foreign Currency Exchange Risk

We are exposed to a certain level of foreign currency exchange risk.

The majority of our net sales are priced in United States dollars. Our costs and expenses are priced in United States dollars, Hong Kong dollars and Chinese renminbi. Accordingly, the competitiveness of our products relative to products produced domestically (in foreign markets) may be affected by the performance of the United States dollar compared with that of our foreign customers' currencies. Additionally, we are exposed to the risk of foreign currency transaction and translation losses, which might result from adverse fluctuations in the values of the Hong Kong dollar and the Chinese renminbi. At December 31, 2003, we had net assets of approximately $303 subject to fluctuations in the value of the Hong Kong dollar and net liabilities of approximately $17,457 subject to fluctuations in the value of the Chinese renminbi. At December 31, 2002, we had net liabilities of approximately $2,360 subject to fluctuations in the value of the Hong Kong dollar and net assets of approximately $13,327 subject to fluctuations in the value of Chinese renminbi. At March 31, 2003, we had net liabilities of approximately $2,000 subject to fluctuations in the value of the Hong Kong dollar and the net assets of approximately $13,700 subject to fluctuations in the value of Chinese renminbi.

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

Interest Rate Risk
Interest on our revolving credit facility accrues on the principal amount of our borrowings under the facility at a fluctuating rate per year equal to the lesser of FCC's prime rate for commercial loans plus one percent (subject to a two percent increase upon the occurrence of an event of default under the loan agreement) or the maximum rate permitted by applicable law.

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

CAUTIONARY STATEMENT

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward looking statements may be identified by such words or phrases as "believe," "expect," "intend," "estimate," "anticipate," "project," "will," "may" and similar expressions. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. The forward-looking statements above are not guarantees of future performance and involve a number of risks and uncertainties. Factors that might cause actual results to differ materially from the expected results described in or underlying our forward-looking statements include:


     -    Conditions in the general economy and in the markets served by us;
     - Competitive factors, such as price pressures and the potential emergence of rival technologies;
     - Interruptions of suppliers' operations or the refusal of our suppliers to provide us with component materials;
     - Timely development, market acceptance, and warranty performance of new products;
     - Changes in product mix, costs, yields and fluctuations in foreign currency exchange rates;
     -    Uncertainties related to doing business in Hong Kong and China;
     -    The continued decline in the European consumer products market;
     - The class action lawsuits filed against us and the pending SEC investigation; and
     -    The risk factors listed from time to time in our SEC reports.

This list is not exhaustive. Except as required under federal securities laws and the rules and regulations promulgated by the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changes in assumptions or otherwise.

ITEM 4.  CONTROLS AND PROCEDURES

The company's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company's disclosure controls and procedures as of December 31, 2003. Based on this evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the company's internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

(DOLLARS IN THOUSANDS)

     SECURITIES LITIGATION  (CLASS ACTION LAWSUIT)

On March 20, 2002, a class action lawsuit was filed on behalf of purchasers of our common stock in the United States District Court for the District of New Jersey against us and certain of our present and former officers and directors. The complaint was subsequently amended to include the underwriters of our August 2001 public offering as well as our former auditors. The lawsuit alleges violations of the federal securities laws. The lawsuit seeks an unspecified award of money damages. After March 20, 2002, nine additional similar class actions were filed in the same court. The ten lawsuits have been consolidated into one case under the caption In re: Measurement Specialties, Inc. Securities Litigation, 02 Civ. No. 1071 (D.N.J.). Plaintiffs filed a Consolidated Amended Complaint on September 12, 2002. The underwriters have made a claim for indemnification under the underwriting agreement. On September 30, 2003, the court denied our motion to Dismiss this case. We are in active settlement discussions with the plaintiffs, however we cannot predicate the ultimate outcome of these discussions.

We have Directors and Officers liability insurance that provides an aggregate of $10,000 in coverage for the period during which this claim was filed ($5,000 in primary coverage and $5,000 in excess coverage). Our primary D&O insurance carrier initially denied coverage of this claim, which position we contested. After discussion, the insurer reversed its previous coverage position and agreed to participate in the defense and potential settlement of the class action lawsuit (subject to the $5,000 policy limit). As part of the arrangement, we renewed our D&O coverage. The new policy provides for an aggregate of $6,000 in coverage for the period from April 7, 2003 through April 7, 2004. The $3,200 renewal premium represents a combination of the market premium for D&O coverage for this period plus our contribution toward a potential settlement in the class action lawsuit. Our excess insurance carrier has not accepted coverage for this claim. No assurance can be given that this insurance will be adequate, or that our excess insurance coverage will be available or adequate, to cover losses, if any, arising from this litigation.

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

We have has also learned that the Office of the United States Attorney for the District of New Jersey is conducting an inquiry into the matters that are being investigated by the SEC.

We cannot predict how long these investigations will continue or their outcome.

     ROBERT L. DEWELT

Robert L. DeWelt v. Measurement Specialties, Inc. et al., United States District Court for the District of New Jersey, Civil Action No. 02-CV-3431. On July 17, 2002, Robert DeWelt, the former acting Chief Financial Officer and general manager of the Schaevitz Division, filed a lawsuit against us and certain of our officers and directors. Mr. DeWelt resigned on March 26, 2002 in disagreement with management's decision not to restate certain of our financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. We have filed a Motion to dismiss this case, which was denied on June 30, 2003. We have answered the complaint and commenced the discovery process. This litigation is ongoing and we cannot predict its outcome at this time.

     SERVICE MERCHANDISE COMPANY, INC.

In re Service Merchandise Company, Inc. ( Service Merchandise Company, Inc. v. Measurement Specialties, Inc.), United States Bankruptcy Court for the Middle District of Tennessee, Nashville Division, Case No. 399-02549, Adv. Pro. No. 301-0462A. We are currently the defendant in a lawsuit filed in March 2001 by Service Merchandise Company, Inc. ("SMC") and its related debtors (collectively, the "Debtors") in the context of the Debtors' Chapter 11 bankruptcy proceedings. The Bankruptcy Court entered a stay of the action in May 2001, which was lifted in February 2002. The action alleges that we received $645 from one or more of the Debtors during the ninety (90) day period before the Debtors filed their bankruptcy petitions, that the transfers were to our benefit, were for or on account of an antecedent debt owed by one or more of the Debtors, made when one or more of the Debtors were insolvent, and that the transfers allowed us to receive more than we would have received if the cases were cases under Chapter 7 of the United States Bankruptcy Code. The action seeks to disgorge the sum of $645 from us. It is not possible at this time to predict the outcome of the litigation or estimate the extent of any damages that could be awarded in the event that we are found liable to the estates of SMC or the other Debtors.

     EXETER TECHNOLOGIES, INC.  (ARBITRATION)

Exeter Technologies, Inc. ("Exeter") and Michael Yaron have alleged underpayments of approximately $322 relating to a January 5, 2000 Product Line Acquisition Agreement. We maintain the claim failed to recognize our rights to certain contractual allowances and offsets. The matter proceeded to non-binding arbitration. Post-hearing submissions are due in March 2004. We have acknowledged that we owed Exeter approximately $128 as of October 1, 2003.

From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

RESOLVED  MATTERS

     HIBERNIA  CAPITAL  PARTNERS  I,  ILP AND HIBERNIA CAPITAL PARTNERS II, ILP.

Measurement Specialties Inc. v. Hibernia Capital Partners I, ilp and Hibernia Capital Parnters II, ilp. On or about July 23, 2002, Hibernia Capital Partners I, ilp and Hibernia Capital Partners II, ilp filed a lawsuit against us in the High Court of Dublin. The Plenary Summons stated that plaintiffs sought a declaration that the plaintiffs entered into the share purchase agreement on June 7, 2001 for the sale of their shares in Terraillon Holdings Limited to us as a result of an operative misrepresentation and misstatement. Plaintiffs further sought damages for misrepresentation and/or breach of contract and/or breach of warranty and costs of the proceedings. This matter was settled for a $150 payment from us to the plaintiffs.

     SEMEX,  INC.

Semex Inc. v. Measurement Specialties, Inc. and AMP Incorporated Court of Common Pleas of Montgomery County Pennsylvania, Docket Number NO. 02-23609. On October 24, 2002, Semex, Inc. ("Semex") filed a lawsuit against us and Amp Incorporated ("AMP") alleging breaches of the lease for our former facility in Valley Forge, Pennsylvania. We are the assignee of AMP under the lease. In addition to rent and other charges in the sum of $770, plaintiff also sought $1,015 for building cleanup, restoration, failure to remove alterations and environmental testing of the premises. At a settlement conference on January 26, 2004, we reached a verbal agreement to settle this matter with Semex and AMP. The settlement was reported to the Court and settlement documentation is being prepared. As part of the settlement, we have agreed to pay $1,425 to Semex within 30 days in exchange for a release of all claims and a termination of the litigation.


     CLARK  MATERIAL  HANDLING  COMPANY   (ARBITRATION)

We were the defendant (as successor to Lucas Control Systems) in a lawsuit filed in April 2002 by Clark Material Handling Company and its related debtors (the "Debtors") in the context of the Debtors' Chapter 11 bankruptcy proceedings. Plaintiffs asserted that Lucas Control Systems ("Lucas") received $34 from one or more of the Debtors during the ninety (90) day period before the Debtors filed their bankruptcy petitions, that the transfers were to Lucas' benefit, were for or on account of an antecedent debt owed by one or more of the Debtors, made when one or more of the Debtors were insolvent, and that the transfers allowed Lucas to receive more than it would have received if the cases were cases under Chapter 7 of the United States Bankruptcy Code. The action sought to disgorge the sum of $34 from Lucas. This matter was settled for a $19 payment from us to the plaintiffs.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the retention of the services of Mr. Guidone, Four Corners Capital Partners LP, a limited partnership of which Mr. Guidone is a principal, was issued a warrant to purchase up to 600,000 shares of our common stock at an exercise price of $3.16 per share. Subject to the continued service of Mr. Guidone, the right to purchase the shares vests at a rate of 35%, 30%, 20% and 15%, respectively, in each of the four years following the grant date of the warrant, with the potential of a reduced vesting period if certain targets are achieved. As a result of the performance of our common stock, the first 35% of the warrant shares became vested on September 18, 2003. The other 30% and 20% of the warrant shares also became vested on October 24, 2003 and November 28, 2003, respectively. The warrant was issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act or 1933, as a transaction not involving a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

     See Exhibit Index.


(B)  REPORTS ON FORM 8-K.

The following reports on Form 8-K were filed during the three months ended December 31, 2003:

On November 8, 2003, we filed a current report on Form 8-K pursuant to Item 12 (Results of Operations and Financial Condition) to attach a press release reporting results for our second fiscal quarter ended September 30, 2003.

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


                                       MEASUREMENT SPECIALTIES, INC.

                                       (Registrant)



                                                        /s/ John P. Hopkins
---------------------------------------------------------------------------
Date:  February 4, 2004                             John P. Hopkins
                                                    Chief Financial Officer
                                                    (authorized officer and
                                                    principal financial officer)

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