Form 10-K
period 2004-03-31
MEASUREMENT SPECIALTIES INC
filed 2004-05-27
CIK 778734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF  1934

     FOR THE FISCAL YEAR ENDED MARCH 31, 2004
                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [ X ] No [ ]

     At September 30, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $166.9 million based on the closing price of the registrant's common stock on September 30, 2003.

     At May 13, 2004, 13,265,724 shares of the registrant's common stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON AUGUST 31, 2004 TO BE FILED BY THE REGISTRANT WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT

LATER THAN 120 DAYS AFTER THE FISCAL YEAR ENDED MARCH 31, 2004.

                                MEASUREMENT SPECIALTIES, INC.
                                          FORM 10-K
                                      TABLE OF CONTENTS
                                        MARCH 31, 2004

PART I
     ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
     ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
     ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . .  16
               EXECUTIVE OFFICERS OF REGISTRANT . . . . . . . . . . . . . . . . . . . . .  17

PART II
     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
                 ISSUER PURCHASES OF EQUITY SECURITIES. . . . . . . . . . . . . . . . . .  18
     ITEM 6.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . . . . . .  19
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS . . .  . . . . . . . . . . . . . . . . . . . . . .  19
     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . . . . . .  30
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . . . . . .  31
     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . . . . . .  31
     ITEM 9A  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . . . . .  31

PART III
     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . . . . .  31
     ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . . . .  31
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                 STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . . . . . . .  31
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . . .  32
     ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES . . . . . . . . . . . . . . . . . .  32

PART IV
     ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K . . . . .  32

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33

                                     PART I
ITEM 1.  BUSINESS

INTRODUCTION

NOTES:
(1) AS MORE FULLY DESCRIBED BELOW UNDER "CHANGES TO OUR BUSINESS," WE DISCONTINUED CERTAIN OF OUR BUSINESSES DURING THE FISCAL YEAR ENDED MARCH 31, 2003, AND SOLD ASSETS DURING THE FISCAL YEARS ENDED MARCH 31, 2003 AND 2004. EXCEPT AS OTHERWISE NOTED, THE DESCRIPTIONS OF OUR BUSINESS, RESULTS AND OPERATIONS CONTAINED IN THIS REPORT REFLECT ONLY OUR CONTINUING OPERATIONS.

(2) AS MORE FULLY DESCRIBED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2002, OUR FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED MARCH 31, 2001 AND FOR THE FIRST THREE QUARTERS OF THE FISCAL YEAR
     ENDED MARCH 31, 2002 WERE RESTATED. ALL AMOUNTS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K REFLECT THIS RESTATEMENT.

(3) ALL DOLLAR AMOUNTS IN THIS REPORT ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND PRODUCT PRICES.

     We are a designer and manufacturer of sensors and sensor-based consumer products. We produce a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics, including pressure, motion, force, displacement, tilt / angle, flow, and distance. We have two businesses, a Sensor business and a Consumer Products business. We are a New Jersey corporation organized in 1981.

     Our Sensor segment designs and manufacturers sensors for original equipment manufacturers (OEMs). These sensors are used for automotive, medical, consumer, military/aerospace and industrial applications. Our sensor products include piezoresistive pressure sensors, transducers and transmitters, electromagnetic displacement sensors, piezoelectric polymer film sensors, tilt sensors, membrane switch panel sensors, custom microstructures, load cells and accelerometers.

     Our Consumer Products segment designs and manufactures sensor-based consumer products. Our sensor-based consumer bath and kitchen scale products are sold and marketed primarily under the brand names of our original equipment manufacturer customers. Our tire pressure gauges and distance measurement products are sold and marketed under our own brand names, as well as those of our OEM and private label customers.

     Each of our businesses benefits from the same core technology base. Our advanced technologies include piezoresistive silicon sensors, application-specific integrated circuits, micro-electromechanical systems
(MEMS), piezoelectric polymers, foil strain gauges, force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, electromagnetic displacement sensors and ultrasonics. These technologies allow our sensors to operate precisely and cost effectively. We have a global operation with facilities located in North America, Europe and Asia. By functioning globally, we have been able to enhance our applications engineering capabilities and increase our geographic proximity to our customers.

     We are focusing our development efforts in both our Sensor business and Consumer Products business on the OEM market. In particular, we are focused on aggressively growing our Sensor segment, which management believes has greater growth potential. We expect that growth of our Sensor business will come through a combination of organic growth and acquisitions.

     In the Consumer Products segment, having both a branded and OEM consumer scale business has created channel conflicts. As part of our effort to focus on the OEM market, we sold certain assets associated with our Thinner branded bathroom and kitchen scale business to Conair Corporation on January 30, 2004. We previously sold our Thinner branded scales directly to retailers, predominately in the U.S. and Canada. On a going-forward basis, we expect to supply these scales directly to Conair and intend to continue our efforts in the design, development and manufacture of innovative scale products for sale to our worldwide base of OEM customers. Although our development focus is on the OEM market, we intend to continue to develop and manufacture our tire pressure gauges and distance measurement products for sale to both retail customers and OEM customers.

     Key to executing our strategy is to utilize our expertise in sensor technologies to target expanding market segments and to develop new products and applications, thereby increasing demand for our sensors and sensor-based consumer products. Our global design teams support our production facilities and engineering resources in the United States and in China. By combining our manufacturing expertise with our core technology, we strive to provide our global customers with an advantageous price-value relationship.


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

     - industrial sensors for regulating flow in industrial paint sprayers and agricultural equipment, monitoring pressures in refrigeration and heating/ventilating/air conditioning compressors, controlling valves in process control and electrical power generation equipment and traffic monitoring, vehicle speed and traffic light enforcement;

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

     Piezoelectric Polymer Technology. Piezoelectric materials convert mechanical stress or strain into proportionate electrical energy, and conversely, these materials mechanically expand or contract when voltages of opposite polarities are applied. Piezoelectric polymer films are also pyroelectric, converting heat into electrical charge. These polymer films offer unique sensor design and performance opportunities because they are thin, flexible, inert, broadband, and relatively inexpensive. This technology is ideal for applications where the use of rigid sensors would not be possible or cost-effective.

     Strain Gauge Technology. A strain gauge consists of metallic foil that is impregnated into an insulating material and bonded to a sensing element. The foil is etched to produce a grid pattern that is sensitive to changes in geometry, usually length, along the sensitive axis producing a change in resistance. The gauge operates through a direct conversion of strain to a change in gauge resistance. This technology is useful for the construction of reliable pressure sensors.

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

     Ultrasonic Technology. Ultrasonic sensors measure distance by calculating the time delay between transmitting and receiving an acoustic signal that is inaudible to the human ear. This technology allows for the quick, easy, and accurate measurement of distances between two points without physical contact.

BUSINESS SEGMENTS

     Our financial results by business segment for the fiscal years ended March 31, 2004, 2003 and 2002 are presented in Note 16 to the consolidated financial statements included in this Annual Report on Form 10-K.


PRODUCTS

     Sensors. A summary of our Sensor business product offerings as of March 31, 2004 is presented in the following table:

PRODUCT           TECHNOLOGY          BRAND NAME    APPLICATIONS
----------------  ------------------  ------------  ---------------------------------------
Pressure Sensors  Micro-              IC Sensors    Disposable catheter blood pressure,
                  Electromechanical                 altimeter, dive tank pressure, process
                  Systems (MEMS)                    instrumentation, fluid level,
                                                    measurement and intravenous drug
                                                    administration monitoring

-------------------------------------------------------------------------------------------
                  Piezoresistive      microFused    Fertilizer and paint spraying, diesel
                                                    engine control, hydraulics,
                                                    refrigeration and
                                                    automotive power train

-------------------------------------------------------------------------------------------
                  Strain Gauge        Schaevitz     Instrumentation-grade aerospace and
                                                    weapon control systems, sub-sea
                                                    pressure, ship cargo level, and steel
                                                    mills

-------------------------------------------------------------------------------------------
Accelerometers    Piezoelectric       PiezoSensors  Transportation shipment monitoring,
                  Polymer                           audio speaker feedback, appliance
                                                    imbalance and consumer
                                                    exercise monitoring

-------------------------------------------------------------------------------------------
                  Micro-              IC Sensors    Traffic alert and collision avoidance
                  Electromechanical                 systems, railroad, tilt, and
                  Systems (MEMS)                    instrumentation

-------------------------------------------------------------------------------------------
                  Force Balance       Schaevitz     Aerospace, weapon fire control,
                                                    inertial navigation, angle, and tilt


-------------------------------------------------------------------------------------------
Rotary            Linear and Rotary   Schaevitz     Aerospace, machine control systems,
Displacement      Variable                          knitting machines, industrial process
Sensors           Displacement                      control, and hydraulic actuators
                  Transducer

-------------------------------------------------------------------------------------------
Tilt/Angle        Fluid Capacitive    Schaevitz     Tire balancing, heavy equipment level
Sensors                                             measurement, and consumer
                                                    electronic level measurement


-------------------------------------------------------------------------------------------
Traffic Sensors   Piezoelectric       PiezoSensors  Traffic survey, speed and traffic light
                  Polymer                           enforcement, toll, and in-motion
                                                    vehicle weight measurement

-------------------------------------------------------------------------------------------
Custom Piezofilm  Piezoelectric       PiezoSensors  Medical diagnostics, ultrasound,
Sensors           Polymer                           consumer electronic, electronic
                                                    stethoscope, and sonar

-------------------------------------------------------------------------------------------
Custom            Micro-              IC Sensors    Atomic force microscopes, optical
Microstructures   Electromechanical                 switching, hydrogen and humidity
                  Systems (MEMS)                    sensors



     Consumer Products. A summary of our sensor-based consumer products as of March 31, 2004 is presented in the following table:

PRODUCT        TECHNOLOGY       BRAND NAMES(1)    TYPES OF PRODUCTS   PRICE RANGE
-------------  ---------------  ----------------  ------------------  ------------
Scales         Piezoresistive,  Thinner (2)       Bathroom Scales     $ 5.00-60.00
               Application      Health-o-meter,
               Specific         Laica,
               Integrated       Salter, Weight
               Circuits         Watchers and
                                Babyliss
                                Portion Power     Kitchen Scales      $ 3.00-25.00


-------------------------------------------------------------------------------------------
Tire Pressure  Piezoresistive   Accutire          Digital and         $ 0.50-35.00
Gauges                                            Mechanical Tire
                                                  Pressure Gauges

-------------------------------------------------------------------------------------------
Distance       Ultrasonic       Accutape          Interior Distance   $13.00-22.00
Measurement                                       Estimator
Products
                                Park-Zone         Distance Estimator  $10.00-25.00
                                                  for Parking

(1) Health-o-Meter, Laica, Salter, Babyliss, and Weight Watchers are trademarks, trade names, or service marks of our customers and are not owned by us.

(2) On January 30, 2004, Conair Corporation purchased certain assets of our Thinner branded bathroom and kitchen scale business, and now owns worldwide rights to the Thinner brand name and exclusive rights to the Thinner designs in North America. We previously sold our Thinner branded scales directly to retailers, predominately in the U.S. and Canada. On a going-forward basis, we agreed to supply these scales directly to Conair on an OEM basis.


CUSTOMERS

     We sell our sensor products throughout the world. Our Sensor business designs, manufactures, and markets sensors for original equipment manufacturer applications. Our extensive customer base consists of manufacturers of electronic, automotive, medical, military, and industrial products. None of our Sensor business customers accounted for more than 10% of our net sales during the last three fiscal years. Our key Sensor customers during fiscal 2004 included:

       - Alaris Medical         - Allison Transmission    - Ingersol Rand
       - Argon Medica  l        - Badger Meter            - Graco
       - Smtek                  - St. Jude Medical        - Texas Instruments

     Our Consumer Products business customers are primarily retailers, resellers, or manufacturers of consumer products in the United States and Europe. No Consumer Products customer accounted for more than 10% of our net sales during the last three fiscal years.

     Our key Consumer Products customers during fiscal 2004 included:

       - Bed Bath & Beyond *    - Conair                  - Beurer
       - Sears                  - Sunbeam                 - OBH
       - Linens N Things *      - Target                  - Babyliss
       - Sharper Image *        - Victor                  - Sam's
       - Laica                  - Martex                  - Canadian Tire

     * As a result of the Conair transaction, we no longer sell bath or kitchen scales directly to these customers.

SALES AND DISTRIBUTION

     We sell our sensor products through a combination of experienced direct sales engineers, distributors and generally exclusive sales relationships with outside sales representatives throughout the world. Our engineering teams work directly with our global customers to tailor our sensors to meet their specific application requirements.

     As a result of the Conair transaction, our sensor-based consumer bath and kitchen scale products are now sold and marketed primarily under the brand names of our original equipment manufacturer customers. Our tire pressure gauges and distance measurement products are sold and marketed under our own brand names, as well as those of our OEM and private label customers.

     We sell our products primarily in North America and Western Europe. The growing Asian market is a significant target of opportunity for our business. International sales accounted for 31.3% of net sales of our business for the fiscal year ended March 31, 2004, 24.0% of net sales of our business for the fiscal year ended March 31, 2003 and 27.8% of net sales of our business for the fiscal year ended March 31, 2002.

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


RESEARCH AND DEVELOPMENT

     Our research and development efforts are focused on expanding our core technologies, improving our existing products, developing new products, and designing custom sensors for specific customer applications. To maintain and improve our competitive position, our research, design, and engineering teams work directly with customers to design custom sensors for specific applications. Our gross research and development expenses, including customer funded projects, were $3,468, or 3.1% of net sales, for the fiscal year ended March 31, 2004, $3,594, or 3.3% of net sales, for the fiscal year ended March 31, 2003, $7,596 , or 7.8% of net sales, for the fiscal year ended March 31, 2002. Research and development expenses for our Sensor business were $2,085, or 3.5% of net sales of our Sensor business, for the fiscal year ended March 31, 2004, $2,191, or 4.2% of net sales of our Sensor business, for the fiscal year ended March 31, 2003, and $5,312, or 10.9% net sales of our Sensor business, for the fiscal year ended March 31, 2002. Included in gross research and development was $4, $367, and $1,784 of customer funded development for the fiscal years ended March 31, 2004, 2003, and 2002, respectively. The primary cause of the reduction in customer-funded development was the sale of the IC Sensors wafer fab in July 2002. See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the sale of the IC Sensor wafer fab.

     Research and development expenses in the Consumer Products business, which are historically lower than Sensor business research and development expenses, were $1,383, or 2.6% of net sales of our Consumer Products business, for the fiscal year ended March 31, 2004, $1,403, or 2.5% of net sales of our Consumer Products business, for the fiscal year ended March 31, 2003, and $673, or 1.4% net sales of our Consumer Products business, for the fiscal year ended March 31, 2002.

COMPETITION

     The global market for sensors includes many diverse products and technologies and is highly fragmented and subject to low to moderate pricing pressures.

     Our piezoresistive, MEMS and microFused pressure sensing technologies compete directly within the largest and fastest growing segments in the global market for industrial pressure sensors. Most of our Sensor business competitors are small companies or divisions of large corporations such as Emerson, Motorola, Siemens, General Electric and Honeywell. The principal elements of competition in the sensor market are production capability, price, quality, service, and the ability to design unique applications to meet specific customer needs.

     The market for sensor-based consumer products is characterized by frequent introductions of competitive products and pricing pressures. Recently, a number of brand name scale companies have been acquired by larger brand name companies or by Asian original equipment manufacturers. The principal elements of competition in the sensor-based consumer products market are price, quality and the ability to introduce new and innovative products.

     Although we believe that we compete favorably in our Sensor and Consumer Products businesses, new product introductions by our competitors could cause a decline in sales or loss of market acceptance for our existing products. If competitors introduce more technologically advanced products, the demand for our products would likely be reduced.

INTELLECTUAL PROPERTY

     We rely in part on patents to protect our intellectual property. We own 60 United States utility patents, 37 United States design patents, and 40 foreign patents to protect our rights in certain applications of our core technology. We have 20 United States patent applications pending, including provisionals. These patent applications may never result in issued patents. Even if these applications result in patents being issued, taken together with our existing patents, they may not be sufficiently broad to protect our proprietary rights, or they may prove unenforceable. We have not obtained patents for all of our innovations, nor do we plan to do so.

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

     Despite our efforts to protect our intellectual property, unauthorized third parties may copy aspects of our products, violate our patents, or use our proprietary information. In addition, the laws of some foreign countries do not protect our intellectual property to the same extent as the laws of the United
States. The loss of any material trademark, trade name, trade secret, patent right, or copyright could harm our business, results of operations and financial condition.

     We believe that our products do not infringe on the rights of third parties. However, we cannot be certain that third parties will not assert infringement claims against us in the future or that any such assertion will not result in costly litigation or require us to obtain a license to third party intellectual property. In addition, we cannot be certain that such licenses will be available on reasonable terms or at all, which could harm our business, results of operations and financial condition.


FOREIGN OPERATIONS

     We manufacture the majority of our sensor products, and most of our sensor subassemblies used in our consumer products, in leased premises located in Shenzhen, China. Sensors are also manufactured at our U.S. facilities in Hampton, VA and San Jose, CA. Additionally, certain key management, sales and support activities are conducted at leased premises in Wayne, PA and in Hong Kong. Substantially all our consumer products are assembled in China, primarily by a single supplier, River Display, Ltd. ("RDL"), although we also utilize alternative assemblers in China. There are no agreements which would require us to make minimum payments to RDL, nor is RDL obligated to maintain capacity available for our benefit, though we account for a significant portion of RDL's revenues. Additionally, most of our products contain key components that are obtained from a limited number of sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond our control, including political and other uncertainties regarding Hong Kong and China.

     The Chinese government has continued to pursue economic reforms hospitable to foreign investment and free enterprise, although the continuation and success of these efforts is not assured. Our operations could be adversely affected by changes in Chinese laws and regulations, including those relating to taxation and currency exchange controls, by the imposition of economic austerity measures intended to reduce inflation, and by social and political unrest. China became a member of World Trade Organization (WTO) on December 11, 2001. Such membership requires China and other members of the WTO to grant one another reciprocal "Normal Trade Relations" (NTR) status (formerly known as Most Favored Nation). Accordingly, China's preferred trading status with the United States (and other WTO members) is no longer subject to annual review and Chinese goods exported to the United States are subject to a low tariff and receive other favorable treatment.

     The continued stability of political, legal, economic or other conditions in Hong Kong cannot be assured. No treaty exists between Hong Kong and the United States providing for the reciprocal enforcement of foreign judgments. Accordingly, Hong Kong courts may not enforce judgments predicated on the laws of the United States, whether arising from actions brought in the United States or, if permitted, in Hong Kong

     Most of our revenues are priced in United States dollars. Most of our costs and expenses are priced in United States dollars, Chinese renminbi and Hong Kong dollars. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the United States dollar compared with that of our foreign customers' currencies.
United  States  sales  were  $77,537, $81,794, and $70,278, or 68.7%, 76.0%, and
72.2% of net sales, for the fiscal years ended March 31, 2004, 2003, and 2002, respectively. Foreign sales were $35,276, $25,882 and 26,995, or 31.3%, 24.0%, and 27.8% of net sales, for the fiscal years ended March 31, 2004, 2003, and 2002, respectively. While limited, we are exposed to foreign currency transaction and translation losses, which might result from adverse fluctuations in the value of the Hong Kong dollar and Chinese renminbi. Based on the net exposure of renminbi to United State dollars for the fiscal year ended March 31, 2004, we estimated an impact of negative $105 on our operating income for a 1% appreciation in renminbi against United State dollar.

     At March 31, 2004, we had net assets of $23,893 in the United States. At March 31, 2004, we had net assets of $4,836 subject to fluctuations in the value of the Hong Kong dollar and net assets of $7,330 subject to fluctuations in the value of the Chinese renminbi. We had net assets of $7,088 and $1,626 the United States, at March 31, 2003 and 2002, respectively. At March 31, 2003, we had net liabilities of $2,045 subject to fluctuations in the value of the Hong Kong dollar and net assets of $13,743 subject to fluctuations in the value of the Chinese renminbi. At March 31, 2002, we had net liabilities of $3,680 subject to fluctuations in the value of the Hong Kong dollar and net assets of $10,864 subject to fluctuations in the value of the Chinese renminbi.

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


EMPLOYEES

     As of March 31, 2004, we had 1,353 employees, including 172 in the United States, 4 in the United Kingdom, 1,173 in Shenzhen, China, 3 in Hong Kong, China, and 1 in Germany.

     As of March 31, 2004, 1,031 employees were engaged in manufacturing, 141 were engaged in administration, 29 were engaged in sales and marketing and 152 were engaged in engineering.

     Our employees are not covered by collective bargaining agreements.


ENVIRONMENTAL MATTERS

     We are subject to comprehensive and changing foreign, federal, state, and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. We believe that we are in compliance with current environmental requirements. Nevertheless, we use hazardous substances in our operations and as is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties, we may be held liable, and may be required to pay the cost of remedying the condition. The amount of any resulting liability could be material.

BACKLOG

     At March 31, 2004, the dollar amount of backlog orders believed to be firm was approximately $27,200. We include in backlog orders that have been accepted from customers that have not been filled or shipped and are supported with a purchase order. It is expected that the majority of these orders will be shipped during the next 12 months. At March 31, 2003, our backlog of unfilled orders was approximately $31,800. All orders are subject to modification or cancellation by the customer with limited charges. We believe that backlog may not be indicative of actual sales for the current fiscal year or any succeeding period.


SEASONALITY

     Our Consumer Products sales are seasonal, with highest sales during the second and third fiscal quarters. There is not significant seasonality to our Sensor sales.

AVAILABLE INFORMATION

We maintain an Internet website at the following address:  www.msiusa.com.  The
                                                           --------------
information on our website is not incorporated by reference into this Annual Report on Form 10-K.


We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the "SEC") in accordance with the Securities Exchange Act of 1934. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.


FORWARD-LOOKING STATEMENTS

     This  report  includes  forward-looking  statements  within  the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward looking statements may be identified by such words or phrases as "believe," "expect," "intend," "estimate," "anticipate," "project," "will," "may" and similar expressions. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. The forward-looking statements above are not guarantees of future performance and involve a number of risks and uncertainties. Factors that might cause actual results to differ materially from the expected results described in or underlying our forward-looking statements include:

     -    Conditions in the general economy and in the markets served by us;
     - Competitive factors, such as price pressures and the potential emergence of rival technologies;
     - Interruptions of suppliers' operations or the refusal of our suppliers to provide us with component materials;
     - Timely development, market acceptance and warranty performance of new products;
     - Changes in product mix, costs and yields and fluctuations in foreign currency exchange rates;
     -    Uncertainties related to doing business in Hong Kong and China;
     -    The continued decline in the European consumer products market;
     -    A decline in the United States consumer products market;
     - The [pending SEC investigation] and other legal proceedings described below under "Item 3 - Legal Proceedings"; and
     -    The risk factors listed from time to time in our SEC reports.

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

PENDING LITIGATION COULD RESULT IN SIGNIFICANT LIABILITIES.

     We are currently the defendant in several pending lawsuits. We are also the subject of a formal investigation being conducted by the Division of Enforcement of the United States Securities and Exchange Commission. We could incur significant additional liabilities as a result of these pending legal proceedings, which are described below in "Item 3- Legal Proceedings" and in
Note 15 to our consolidated financial statements included in this Annual Report on Form 10-K.

     Under the terms of our credit agreement, we are prohibited from making any cash payment in settlement of litigation unless, after giving effect to such payment and for a period of 30 consecutive days prior thereto, availability under the credit facility is not less than $1,500. Moreover, we are prohibited from making any cash payment in settlement of the securities class action lawsuit, the DeWelt litigation or the Hibernia litigation without the prior written consent of the lender under our revolving credit facility. We settled the Hibernia lawsuit in November 2003, and made payment after receiving approval from our lender, Bank of America Business Capital ("BOA") (formerly Fleet Capital Corporation). On April 1, 2004, we reached an agreement in principle to settle the securities class action lawsuit, and made payment after receiving approval from BOA. On May 18, 2004, we reached an agreement in principle with the SEC which would resolve the commission's investigation of the Company. See
Note 15 to the consolidated financial statements included in this Annual Report on Form 10-K for a detailed discussion on the terms and conditions related to the pending class action settlement and SEC investigation.



IF WE DO NOT DEVELOP AND INTRODUCE NEW PRODUCTS IN A TIMELY MANNER, WE MAY NOT BE ABLE TO MEET THE NEEDS OF OUR CUSTOMERS AND OUR NET SALES MAY DECLINE.

     Our success depends upon our ability to develop and introduce new sensor products, sensor-based consumer products, and product line extensions. If we are unable to develop or acquire new products in a timely manner, our net sales will suffer. The development of new products involves highly complex processes, and at times we have experienced delays in the introduction of new products. Since many of our sensor products are designed for specific applications, we must frequently develop new products jointly with our customers. We are dependent on the ability of our customers to successfully develop, manufacture and market products that include our sensors. Successful product development and introduction of new products depends on a number of factors, including the following:

     -    accurate product specification;

     -    timely completion of design;

     -    achievement of manufacturing yields;

     -    timely and cost-effective production; and

     -    effective marketing.

SUCCESSFUL INTEGRATION OF FUTURE ACQUISITIONS IS CRITICAL TO ACHIEVING OUR FUTURE GROWTH AND PROFITIBILITY GOALS.

     We have embarked on a growth strategy that includes acquisitions. Our future performance is dependent, in part, on the successful integration of those transactions.


WE HAVE SUBSTANTIAL NET SALES AND OPERATIONS OUTSIDE OF THE UNITED STATES, INCLUDING SIGNIFICANT OPERATIONS IN CHINA, THAT EXPOSE US TO INTERNATIONAL RISKS.


     Our international sales accounted for approximately 31.3% of our net sales in the fiscal year ended March 31, 2004 and 24.0% of our net sales in the fiscal year ended March 31, 2003. At March 31, 2004, our foreign subsidiaries' total assets aggregated $24,132, $8,807 was in Hong Kong and $15,325 was in China. We are subject to the risks of foreign currency transaction and translation losses, which might result from fluctuations in the values of the Hong Kong dollar and Chinese renminbi. At March 31, 2004, we had net assets of $4,836 subject to possible fluctuations in the value of the Hong Kong dollar and net assets of $7,330 subject to fluctuations in the value of the Chinese renminbi. Our foreign subsidiaries' operations reflect intercompany transfers of costs and expenses, including interest on intercompany trade receivables, at amounts established by us.

     We manufacture or source nearly all of our sensor-based consumer products and the majority of our sensor products in China. Our China subsidiary is subject to certain government regulations, including currency exchange controls, which limit the subsidiary's ability to pay cash dividends or lend funds to us. The inability to operate in China or the imposition of significant restrictions, taxes, or tariffs on our operations in China would impair our ability to manufacture products in a cost-effective manner and could reduce our profitability significantly.

     Risks specific to our international operations include:

     - political conflict and instability in the relationships among Hong Kong, Taiwan, China, the United States and in our target international markets;

     -    political  instability  and  economic  turbulence  in  Asian  markets;

     - changes in United States and foreign regulatory requirements resulting in burdensome controls, tariffs and import and export restrictions; - difficulties in staffing and managing international operations;

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

     - a recurrence of last year's outbreak of SARS and the associated risks to our operations in China and Hong Kong; and

     - tax policy change in China, which could affect the profitability of our operations in China. On January 1, 2004, China adopted a new Value Added Tax (VAT) export refund rate, which has dropped from 17% to 13%, with the intention of reducing their trade surplus and increasing pressure on local currency.

COMPETITION IN THE MARKETS WE SERVE IS INTENSE AND COULD REDUCE OUR NET SALES AND HARM OUR BUSINESS.

     Highly fragmented markets and high levels of competition characterize our Sensor business. Despite recent consolidations, including the acquisition of several smaller competitors of ours by larger competitors like General Electric, Honeywell, and Danaher Corporation, the sensor industry remains highly fragmented. The Consumer Products business is also highly competitive and is becoming more competitive as a result of the emergence of new scale manufacturers and enhanced product lines from existing competitors. We cannot assure that our original equipment manufacturer customers, who are also competitors, will not develop their own production capability or locate alternative sources of supply, and discontinue purchasing products from us. In addition, the barriers to entry are being reduced in the scale industry due to the emergence of low cost, commercially available electronics and load cells. Some of our competitors and potential competitors may have a number of significant advantages over us, including:

     -    greater  financial, technical, marketing, and manufacturing resources;

     -    preferred vendor status with our existing and potential customer base;

     -    more  extensive  distribution channels and a broader geographic scope;

     -    larger  customer  bases;  and

     - a faster response time to new or emerging technologies and changes in customer requirements.


A SUBSTANTIAL PORTION OF OUR NET SALES IS GENERATED BY A SMALL NUMBER OF LARGE CUSTOMERS. IF ANY OF THESE CUSTOMERS REDUCE OR POSTPONE ORDERS, OUR NET SALES AND EARNINGS WILL SUFFER.

     Historically, a relatively small number of customers have accounted for a significant portion of our net sales. For the fiscal year ended March 31, 2004, the five largest customers of our Consumer Products business represented approximately 40% of net sales for that business. One customer accounted for 14.7% of our net sales in the Consumer products business for the fiscal year ended March 31, 2004. Looking forward, as a result of the Conair transaction (see Item I - "Business", above), Conair is expected to represent approximately 25% of net sales for the Consumer Products business in the fiscal year ending March 31, 2005. In addition, the top five Consumer Products customers are expected to account for over 45% of net sales of our Consumer Products business in the fiscal year ending March 31, 2005. Because we have no long-term volume purchase commitments from any of our significant customers, we cannot be certain that our current order volume can be sustained or increased. The loss of or decrease in orders from any major customer could significantly reduce our net sales and profitability.


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

     We have adopted transfer-pricing procedures with our subsidiaries to regulate intercompany transfers. Our procedures call for the transfer of goods, services, or intellectual property from one company to a related company at prices that we believe are arm's length. We have established these procedures due to the fact that some of our assets, such as intellectual property developed in the United States, are transferred among our affiliated companies. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully require changes to our transfer pricing practices, we could become subject to higher taxes and our earnings would be adversely affected. Any determination of income reallocation or modification of transfer pricing laws can result in an income tax assessment of the portion of income deemed to be derived from the United States or other taxing jurisdiction.

WE RELY ON PROMOTIONAL PROGRAMS FOR A SIGNIFICANT PORTION OF OUR CONSUMER PRODUCTS REVENUES. ANY REDUCTION IN CUSTOMER PROMOTIONS MAY RESULT IN A LOSS OF NET SALES.

     Promotional programs by our Consumer Products customers resulted in net sales of $1,593 for the fiscal year ended March 31, 2004, net sales of $3,336 for the fiscal year ended March 31, 2003 and net sales of $2,568 for the fiscal year ended March 31, 2002. These promotional programs result in significant orders by customers who do not carry our products on a regular basis. Promotional programs often involve special pricing terms or require us to spend funds to have our products promoted. We cannot assure you that promotional purchases by our retail industry customers will be repeated regularly, or at all. These promotional sales could cause our quarterly results to vary significantly. Any reduction in customer promotions may result in a loss of net sales.


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



ITEM 2.  PROPERTIES

     As  of  March 31, 2004, we leased all of our properties under operating leases as follows:

LOCATION                PRIMARY USE                 BUSINESS      SQ. FT.  LEASE EXPIRATION
----------------------  --------------------------  ------------  -------  --------------------
Fairfield, NJ USA       Corporate headquarters      Consumer and    6,500  November  2004**
                                                    Corporate
                                                    Headquarters

Wayne, PA USA           Research and development,   Sensor          2,900  December 2004
                        sales and marketing

San Jose, CA USA        Manufacturing, research     Sensor          4,700  August 2005
                        and development, sales and
                        marketing


Shenzhen, China         Sensors principal Asian     Sensor        125,860  Between  August 2003
                        manufacturing                                      and  February  2005
                        facility


Shenzhen, China         Research and development    Consumer       12,214  February 2005
                        product support facility


Hampton, VA USA         Sensors principal domestic  Sensor         80,725  July 2011
                        manufacturing and
                        distribution facility

Hampton, VA             Distribution and warehouse  Consumer       39,275  July 2011
USA *

Hong Kong, China        Trading office              Consumer        2,000  March 2006

Kings Langley, England  Sales and marketing         Consumer        1,070  Month to Month

     *Our Consumer distribution and warehouse space in Hampton, Virginia is presently vacant due to the Conair transaction., as we no longer sell the Thinner branded of bath and kitchen scales to retailers. We are presently attempting to sublease the unused space.

     **The company elected to exercise an early termination clause in its Fairfield, NJ lease. As a result, the lease which originally expired in November 2007 will terminate in November 2004.

     Our sensor manufacturing facilities located in China and Virginia are ISO 9001 certified. We believe that these premises are suitable and adequate for our present operations.


ITEM 3.  LEGAL PROCEEDINGS

Pending Matters

     U.S.  Attorney  Investigation

     We have learned that the Office of the United States Attorney for the District of New Jersey is conducting an inquiry into the matters described below under the caption "SEC Investigation". We cannot predict how long this investigation will continue or its ultimate outcome.

     Robert L. DeWelt v. Measurement Specialties, Inc. et al. On July 17, 2002, Robert DeWelt, the former acting Chief Financial Officer and general manager of our Schaevitz Division, filed a lawsuit against the company and certain of our officers and directors in the United States District Court for the District of New Jersey. Mr. DeWelt resigned on March 26, 2002 in disagreement with management's decision not to restate certain of our financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. We filed a Motion to Dismiss this case, which was denied on June 30, 2003. We have answered the complaint and are engaged in the discovery process. This litigation is ongoing and we cannot predict its outcome at this time.

     Service Merchandise Company, Inc. v. Measurement Specialties, IncWe are currently the defendant in a lawsuit filed in March 2001 by Service Merchandise Company, Inc. ("SMC") and its related debtors (collectively, the "Debtors") in the United States District Court for the Middle District of Tennessee in the context of the Debtors' Chapter 11 bankruptcy proceedings. The Bankruptcy Court entered a stay of the action in May 2001, which was lifted in February 2002. On March 30, 2004, the court entered an order allowing written discovery in the form of interrogatories and requests for production of documents to begin. All other discovery remains stayed. The action alleges that we received approximately $645 from one or more of the Debtors during the ninety (90) day period before the Debtors filed their bankruptcy petitions, that the transfers were to our benefit, were for or on account of an antecedent debt owed by one or more of the Debtors, made when one or more of the Debtors were insolvent, and that the transfers allowed the company to receive more than the company would have received if the cases were cases under Chapter 7 of the United States Bankruptcy Code. The action seeks to disgorge the sum of approximately $645 from the company. It is not possible at this time to predict the outcome of the litigation or estimate the extent of any damages that could be awarded in the event that we are found liable to the estates of SMC or the other Debtors.

     From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that the we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

Pending Settlements

     Measurement Specialties, Inc. Securities Litigation. On March 20, 2002, a class action lawsuit was filed on behalf of purchasers of our common stock in the United States District Court for the District of New Jersey against the company and certain of our present and former officers and directors. The complaint was subsequently amended to include the underwriters of our August 2001 public offering as well as our former auditors.

     The lawsuit alleged violations of the federal securities laws. The lawsuit sought an unspecified award of money damages. After March 20, 2002, nine additional similar class actions were filed in the same court. The ten lawsuits were consolidated into one case under the caption In re: Measurement Specialties, Inc. Securities Litigation, 02 Civ. No. 1071 (D.N.J.). Plaintiffs filed a Consolidated Amended Complaint on September 12, 2002. The underwriters made a claim for indemnification under the underwriting agreement.

     On April 1, 2004, we reached an agreement in principle to settle this class action lawsuit. Pursuant to the agreement, the case will be settled as to all defendants in exchange for payments of $7,500 from the company and $590 from Arthur Andersen, our former auditors. Both our primary and excess D&O insurance carriers initially denied coverage for this matter. After discussion, our primary D&O insurance carrier agreed to contribute $5,000 and our excess insurance carrier agreed to contribute $1,400 to the settlement of this case. As part of the arrangement with our primary carrier, we agreed to renew our D&O coverage for the period from April 7, 2003 through April 7, 2004. The $3,200 renewal premium represented a combination of the market premium for an aggregate of $6,000 in coverage for this period plus a portion of our contribution toward the settlement.

     The settlement agreement is subject to court approval and can be terminated by plaintiffs or defendants, under certain circumstances.


     SEC Investigation

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

     On May 18, 2004, we reached an agreement in principle with the SEC which would resolve the commission's investigation of the company. Pursuant to the agreement, we will pay $1,000 in disgorgement and civil penalties. The settlement agreement is subject to court approval.

     As of March 31, 2004, we have provided an accrual of $2,100 associated with certain of the legal matters discussed above. However, there can be no assurance that additional amounts may not be required to dispose of such matters.



Settlement

     Exeter Technologies, Inc. and Michael Yaron v. Measurement Specialties, Inc. (Arbitration). Exeter Technologies, Inc. ("Exeter") and Michael Yaron alleged underpayments of approximately $322 relating to a January 5, 2000 Product Line Acquisition Agreement. We maintained the claim failed to recognize our rights to certain contractual allowances and offsets. In March 2004, the parties settled this matter for a $300 payment by the company.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of March 31, 2004 were as follows:

NAME                AGE  POSITION

Frank Guidone        39  President, Chief Executive Officer and Director

Morton L. Topfer     67  Chairman of the Board

John P. Hopkins      43  Chief Financial Officer

Mark W. Cappiello    50  Vice President and General Manager of the
                         Consumer Products Division

J. Victor Chatigny   53  Vice President and General Manager of the
                         Sensors Products Division

     Morton L. Topfer has been a director since January 2002 and was appointed Chairman of the Board in January 2003. Mr. Topfer is Managing Director of Castletop Capital, an investment firm. He previously served at Dell Computer Corporation as Counselor to the Chief Executive Officer, from December 1999 to February 2002, and Vice Chairman, from June 1994 to December 1999. Mr. Topfer was a member of the Board of Directors of Dell from December 1999 to July 2004. Prior to joining Dell, Mr. Topfer served for 23 years at Motorola, Inc. where he held several executive positions, last serving as Corporate Executive Vice President and President of the Land Mobile Products Sector. Mr. Topfer was conferred the Darjah Johan Negeri Penang State Award in July 1996 by the Governor of Penang for contributions to the development of the electronics industry in Malaysia. He serves as a director for Staktek Technologies. Mr. Topfer also serves on the advisory board of Singapore Technologies.

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

PART II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
AND  ISSUER  PURCHASES  OF  EQUITY  SECURITIES

     (A) Market Price

     Our  common  stock,  no par value, is traded on the American Stock Exchange
(AMEX) under the symbol MSS. The following table presents high and low sales prices of our common stock as reported on the AMEX for the periods indicated:


                                     HIGH    LOW
                                    ------  ------
YEAR ENDING MARCH 31, 2004
  Quarter ended June 30, 2003       $ 5.65  $ 2.96
  Quarter ended September 30, 2003   13.50    5.15
  Quarter ended December 31, 2003    22.10   11.85
  Quarter ended March 31, 2004       23.55   18.36

YEAR ENDED MARCH 31, 2003
  Quarter ended June 30, 2002       $ 3.25  $ 1.00
  Quarter ended September 30, 2002    2.91    2.06
  Quarter ended December 31, 2002     3.20    1.35
  Quarter ended March 31, 2003        3.26    1.95


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

     (B) Approximate Number of Holders of Common Stock

     At May 13, 2004, there were approximately 129 shareholders of record of our common stock.

     (C) Dividends

     We have not declared cash dividends on our common equity. Additionally, the payment of dividends is prohibited under our credit agreement.

     At present, there are no material restrictions on the ability of our Hong Kong subsidiary to transfer funds to us in the form of cash dividends, loans, advances, or purchases of materials, products or services. Chinese laws and regulations, including currency exchange controls, restrict distribution and repatriation of dividends by our China subsidiary.

     See Item 12 for information about our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements included in this Annual Report on Form 10-K.

                                            YEARS ENDED MARCH 31,
($IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                   2004       2003       2002       2001       2000
Results of operations:
     Net sales                                   $112,813   $107,676   $ 97,273   $ 97,033   $ 59,997
     Income (loss) from continuing operations    $ 21,374   $ (6,323)  $(24,234)  $  2,462   $  5,531
     Net income (loss)                           $ 21,586   $ (9,097)  $(29,047)  $  1,197   $  5,531
Net cash provided by (used in):
     Operating activities                        $  7,405   $  3,047   $ (6,077)  $ (4,123)  $  8,129


     Investing activities                        $  9,687   $ 21,113   $(12,070)  $(19,287)  $(15,999)
     Financing activities                        $ (3,508)  $(24,178)  $ 27,344   $ 27,539   $  7,041
     Income (loss) from continuing operations
     per common share:
               Basic                             $   1.73   $  (0.53)  $  (2.30)  $   0.30   $   0.73
               Diluted                           $   1.53   $  (0.53)  $  (2.30)  $   0.27   $   0.64
Loss per common share from discontinued
operations
               Basic                             $   0.02   $  (0.23)  $  (0.43)  $  (0.15)  $      -
               Diluted                           $   0.01   $  (0.23)  $  (0.43)  $  (0.14)  $      -
Net Income (loss) per common share:
               Basic                             $   1.75   $  (0.76)  $  (2.76)  $   0.15   $   0.73
               Diluted                           $   1.54   $  (0.76)  $  (2.76)  $   0.13   $   0.64
Cash dividends declared per common share         None       None       None       None       None
As of March 31,
               Total assets                      $ 77,000   $ 46,168   $ 89,612   $ 67,685   $ 39,647
Long-term debt, net of current maturities (1)    $      -   $  2,000   $      -   $      -   $  9,000

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

     Our Sensor segment designs and manufactures sensors for original equipment manufacturers. These sensors are used for automotive, medical, consumer, military/aerospace and industrial applications. Our sensor products include piezoresistive pressure sensors, transducers and transmitters, electromagnetic displacement sensors, piezoelectric polymer film sensors, tilt sensors, membrane switch panel sensors, custom microstructures, load cells and accelerometers.

     Our Consumer Products segment designs and manufactures sensor-based consumer products. Our sensor-based consumer bath and kitchen scale products are now sold and marketed primarily under the brand names of our original equipment manufacturer customers; previously they were also sold directly to retailers. Our tire pressure gauges and distance measurement products are sold and marketed under our own brand names, as well as those of our OEM and private label customers.

     The following table sets forth, for the periods indicated, certain items in our consolidated statements of income as a percentage of net sales:

                                                             FISCAL YEAR ENDED MARCH 31,
                                                         ---------------------------------
                                                            2004        2003      2002
                                                         -----------  --------  ----------
Net Sales

   Sensors                                                     53.4%     48.6%      50.3%
   Consumer products                                           46.6      51.4       49.7
                                                         -----------  --------  ----------
     Total net sales                                          100.0     100.0      100.0

Cost of sales                                                  55.4      64.7       71.5
                                                         -----------  --------  ----------
   Gross profit                                                44.6      35.3       28.5

Operating expenses (income)
Selling, general, and administrative                           27.0      31.8       36.7
Litigation expense                                              1.3       3.3


Research and development                                        3.1       3.3        7.8
Customer funded development                                       -      (0.3)      (1.8)
Non-cash equity based compensation                              5.7         -          -
Goodwill and Other Impairments                                    -         -        4.5
Restructuring costs                                             0.4       1.1        1.0
Interest expense, net                                           0.3       1.9        2.4
Other expenses (income)                                        (1.3)     (0.4)       0.2
                                                         -----------  --------  ----------
                                                               36.5      40.7       50.8
Income(loss) from continuing operations before income
taxes and cumulative effect of accounting change                8.1      (5.4)     (22.3)
Income tax benefit (expense)                                   10.8      (0.4)      (2.6)
Loss from operations of discontinued units                      0.2      (3.6)      (4.7)
Gain on disposition of discontinued units                         -       1.0
Cumulative effect of accounting change                            -         -       (0.3)
                                                         -----------  --------  ----------

NET INCOME (LOSS)                                              19.1%    (8.4)%     (29.9)%
                                                         ===========  ========  ==========


OUR DEVELOPMENT /GROWTH STRATEGY

     Development Strategy. We are focusing our development efforts in both our Sensor business and Consumer Products business on the original equipment manufacturers (OEM) market. In the Consumer Products business, having both a branded and OEM consumer scale business has historically created channel conflicts. As part of our effort to focus on the OEM market, we sold certain assets associated with our Thinner branded bathroom and kitchen scale business to Conair Corporation on January 30, 2004. We previously sold our Thinner branded scales directly to retailers, predominately in the U.S. and Canada. On a going-forward basis, we expect to supply these scales directly to Conair and intend to continue our efforts in the design, development and manufacture of innovative scale products for sale to our worldwide base of OEM customers. As OEM margins have historically been lower than margins on sales to retail customers, we expect our Consumer Products segment margins will decline as a result of this transaction. Although our development focus is on the OEM market, we intend to continue to develop and manufacture our tire pressure gauges, which are sold directly to retail customers. See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K for a more detailed description of the Conair transaction.

     Growth Strategy. We are focused on aggressively growing our Sensor segment. We expect that this growth will come through a combination of organic growth and acquisitions of sensor businesses. In order to finance any potential acquisitions, we would consider using available cash, loans from financial institutions, the sale of equity securities, or the sale of existing Company assets, including assets in our Consumer Products segment.

     Trends.
     Sensor Business: The sensors market is highly fragmented with hundreds of niche players. While the worldwide sensors market that we serve is expected to have a 5% Compound Annual Growth Rate (CAGR), we expect to gain share and grow our Sensor business in excess of the market.

     Consumer Products Business: As a result of the Conair transaction, we are now solely an OEM manufacturer of bath and kitchen scales. As OEM margins historically have been lower than retail margins, including the effect of the amortized gain related to the Conair transaction (see Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K), we anticipate gross margins in the Consumer Products business to be in the 28% - 30% range for the fiscal year ending March 31, 2005.



CHANGES IN OUR BUSINESS

   DISCONTINUED OPERATIONS:

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

     Our consolidated financial statements for the fiscal years ended March 31, 2004, 2003, and 2002 include the results of our ongoing operations. As a result of placing Schaevitz UK into receivership and selling Terraillon, these entities have been classified as discontinued operations in the consolidated financial results for all periods presented. Accordingly, all comparisons in Management's Discussion and Analysis for each of the fiscal years ended March 31, 2004, 2003 and 2002 exclude the results of these discontinued operations except for "Loss from discontinued units", "Cumulative effect of accounting change, net of tax", and "Net income (loss)."

   SALE  OF  ASSETS:

     On  January  30,  2004,  Conair Corporation purchased certain assets of our
Thinner branded bathroom and kitchen scale business, and now owns worldwide rights to the Thinner brand name and exclusive rights to the Thinner designs in North America. We previously sold our Thinner branded scales directly to retailers, predominately in the U.S. and Canada. On a going-forward basis, we expect to supply these scales directly to Conair and intend to continue our efforts in the design, development and manufacture of innovative scale products for sale to our worldwide base of OEM customers

     In July 2002, we sold the assets, principally property and equipment, related to our silicon wafer fab manufacturing operation in Milpitas, CA to Silicon Microstructures, Inc. (SMI), a wholly-owned subsidiary of Elmos Semiconductor AG. The wafer fab operation was formerly part of our IC Sensors division.

     IC Sensors continues to design and sell all, and manufacture most, of the product lines it produced prior to the sale, including custom wafers and die, pressure sensors, accelerometers and custom MEMS components, and to outsource to SMI the manufacturing of silicon chips used in these products. This sale is reflected in the results of operations of the Sensors segment.

EXECUTIVE SUMMARY

     Measurement Specialties has seen a significant amount of change over the last several years. There were considerable challenges encountered in integrating the acquisition of the Piezo polymer division of AMP (acquired in August 1998), the IC Sensor division of Perkin-Elmer (acquired in February,
2000), and the Schaevitz division of TRW (acquired in August 2000) into the Sensors business. As a result, we experienced very poor historical margin performance due mainly to under-absorption of the acquired overhead structure. In May 2002, we embarked upon an aggressive restructuring effort to improve the operating performance of the company. A key component of this restructuring was the elimination of underutilized facilities to consolidate our operations in Shenzhen, China and Hampton, Virginia. Having completed this restructuring, Measurement Specialties is now a global sensor solutions company with a broad range of technologies and capabilities. Our focus is engineered solutions where we can use our engineering and manufacturing talent and depth of knowledge and experience in sensors to provide a complete solution to our customers. A key to our manufacturing strategy is leveraging the significant infrastructure we now have in Shenzhen, China. As more fully described below, this infrastructure has enabled us to reduce costs and improve financial performance while continuing to provide our customers with low cost, highly reliable products.


NEW ACCOUNTING STANDARDS

     On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe that this statement will have a material effect on our consolidated financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), and amended April 2004, FIN46 (R)-4"Consolidation of Variable Interest Entities".
FIN 46 (R)-4 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 (R)-4 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 (R)-4 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 (R)-4 will have upon its financial condition or results of operations. The Company does not believe that the adoption of FIN46(R)-4 will have a material effect on its financial position or results of operations.

     In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. On January 30, 2004, Conair Corporation purchased certain assets of our Thinner branded bathroom and kitchen scale business, and now owns worldwide rights to the Thinner brand name and exclusive rights to the Thinner designs in North America. We have accounted for the sale of this business under the guidance of EITF 00-21. (See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the sale of the sale of the business to Conair). Except for the Conair transaction, we do not believe that the adoption of EITF 00-21 will have a material effect on our financial position or results of operations.



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

     On  January  30,  2004,  Conair Corporation purchased certain assets of our
Thinner branded bathroom and kitchen scale business, and now owns worldwide rights to the Thinner brand name and exclusive rights to the Thinner designs in North America. We have accounted for the sale of this business under the guidance of EITF 00-21. As a significant portion of the proceeds from the sale was in fact an up-front payment for future lost margins, the majority of the gain on sale has been deferred and will be amortized into revenues in future periods over the estimated remaining lives for those products sold to Conair. (See Note 6 to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the sale of the business to Conair).

   ACCOUNTS RECEIVABLE:

     The majority of our accounts receivable are due from manufacturers of electronic, automotive, military, industrial products and retailers. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 to 90 days and are stated as amounts due from customers net of allowances for doubtful accounts, and other sales allowances. Accounts outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer's current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when we determine they are uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Actual uncollectible accounts could exceed our estimates and changes to our estimates will be accounted for in the period of change.

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

     Realization of a deferred tax asset is dependent on generating future taxable income. During the fiscal year ended March 31, 2002, we provided a valuation allowance against deferred tax assets since we believed at the time that enough uncertainty existed regarding the realizability of our deferred tax assets. However, because of the current and expected future results of the company, taking into account the current status of our litigation (see Note 13 to the consolidated financial statements included in this Annual

Report on Form 10-K for a discussion of our pending litigation), we have concluded that this valuation allowance against the deferred tax assets is no longer necessary, and have reversed the allowance against the provision for taxes in the fiscal year ended March 31, 2004. (See Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K for a further discussion of our taxes).

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


RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 2004 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2003

ANALYSIS OF CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------------


(in thousands, except percentages)          FISCAL YEAR END ED MARCH 31,
                                        -------------------------------  PERCENTAGE
                                              2004            2003         CHANGE
                                        ----------------  -------------  -----------
Net Sales                                       112,813        107,676          4.8%

   Sensors                                       60,247         52,326         15.1%

   Consumer products                             52,566         55,350         -5.0%

Gross profit                                     50,300         37,996         32.4%

Selling, general, and administrative             30,448         34,245        -11.1%

Litigation expense                                1,500          3,550        -57.7%

Non-Cash Equity Based Compensation                6,483              -

Research and development                          3,464          3,227          7.4%

Restructuring costs                                 506          1,219        -58.5%

Interest expense, net                               323          2,057        -84.3%

Income taxes                                    (12,262)           483      -2638.7%

Income (loss) from discontinued units               212         (3,910)      -105.4%

The consolidated financial statements for the fiscal years ended March 31, 2004, 2003 and 2002 include the results of the ongoing operations of Measurement Specialties, Inc. As a result of our restructuring plan, we sold all of the outstanding stock of Terraillon in September 2002 and placed Schaevitz UK into receivership in June 2002.

Accordingly, Terraillon and Schaevitz UK are classified as discontinued operations in the consolidated financial results for all periods presented.

Net Sales.

Sensor Business. The increase in net sales of our Sensor business during the fiscal year ended March 31, 2004 is due to increased IC Sensors and Microfused product line sales as compared to the same period in the prior fiscal year. The improved ICS (ICS) product line sales is the result of increased demand from existing and new customers in the medical field, the introduction of a new line of instrumentation grade pressure transducers, as well as increased sales in the European and Asian markets. The improved Microfused product line sales are primarily due to continued growth in demand in the automotive sector due to the introduction of new customer platforms, and a general increase in demand for our Microfused products. The Microfused product line sales increased across multiple markets including medical, industrial, refrigeration, and flow measurement. Piezo sales declined due to the loss of a large customer. Schaevitz sales increased by 3%.

Consumer Products Business. The decrease in net sales of our Consumer Products business in the fiscal year ended March 31, 2004 is primarily attributable to lower bath scale and kitchen accessory sales, which were slightly offset by an increase in tire gauge sales in the U.S. Bath scale sales decreased due to the Conair transaction, as Conair made virtually no purchases in the month of February as they assessed the inventory that was acquired as part of the transaction. In addition, net sales will decline for the portion of the scale business that was sold to Conair because we are no longer selling at retail sales prices, which are higher than sales prices to OEM customers. Kitchen accessory sales decreased during the quarter ended March 31, 2004 compared to the prior year due to underperformance in this product category. Accordingly, we have decided to discontinue selling kitchen accessories. Tire gauge sales improved in the U.S. consumer market due to increases in core business with our major customers.

Gross Margin.

Gross margin as a percent of sales for the fiscal year ended March 31, 2004 increased to 44.6% from 35.3% for the fiscal year ended March 31, 2003.

Sensor Business. Gross margin as a percent of sales for our Sensor business increased to 54.2% for the fiscal year ended March 31, 2004 from 41.1% for the fiscal year ended March 31, 2003. The continued margin improvement in the Sensor Business is primarily due to more efficient manufacturing operations and decreased material costs, as more raw materials are purchased in Asia. Our increased operations efficiency over the prior year was the direct result of our continued focus on production planning and implementation of our restructuring plan. Freight costs have continued to fall as a percentage of sales through more effective management of the freight costs.

Consumer  Products  Business. Gross margin as a percent of sales in our Consumer
Products business increased to 32.0% for the fiscal year ended March 31, 2004 from 30.7% for the fiscal year ended March 31, 2003. The increase in gross margin for our Consumer Products business in the fiscal year ended March 31, 2004 is primarily due to improved margins on our sales to original equipment manufacturers. The margins on sales to original equipment manufacturers improved as a result of improved product mix, lower freight costs and a reduction in material costs due to our concentration on the more efficient use of raw materials in the manufacturing process. The margin on our retail customer sales increased slightly for the period ended March 31, 2004 as compared to the same period ended March 31, 2003. This increase was mainly due to lower freight and material costs, offset slightly by lower margins for the kitchen accessories product category. We have decided to no longer sell kitchen accessories and liquidated much of the remaining inventory in the fiscal year ended March 31, 2004 at margins below historical levels.

On a continuing basis our gross margin in the Sensor and Consumer Products businesses may vary due to product mix, sales volume, availability of raw materials and other factors.

Selling ,General and Administrative. The decrease in selling, general and administrative expenses is primarily due to lower legal and professional fees incurred during the fiscal year ended March 31, 2004 as compared to the same period in prior fiscal year. These legal and professional fees decreased approximately $6,260 in the fiscal year ended March 31, 2004 as compared to the fiscal year ended March 31, 2003. The higher professional fees in the fiscal 2003 period as compared to the fiscal 2004 period were due to a higher level of professional activity with respect to the restatement of our financial statements and the class action lawsuit and SEC investigation. In addition, costs have decreased in the Sensor business due to consolidation of certain support services. Offsetting these declines is an overall charge of $2,851 in the fiscal year ended March 31, 2004 for employee bonus payouts and the employer's match against the employee contributions to the 401-K plan as a result of the improvement in company performance. Our employee bonus and 401-K plan is 100% variable and is funded based upon performance against budget. Costs in the fiscal year ended March 31, 2003 decreased due to a refund of property taxes and a reduction in bonus accruals, as there were no incentive based bonuses paid in that year. Based upon our current budget for the fiscal year ended March 31, 2005, we would expect to fund approximately $2,500 for the employee bonus and 401-K match in fiscal 2005.

Litigation Expense. We recorded a net charge of $1,500 during the fiscal year ended March 31, 2004 relating to the SEC investigation, class action lawsuit, and the Hibernia Capital Partners litigation. This net charge represents the combination of a $1,000 charge relating to the SEC investigation, an additional $1,100 charge relating to the class action lawsuit, offset by the reversal of $600 from the prior accrual upon the favorable settlement of the Hibernia lawsuit. (See Note 15 to our consolidated financial statements included in this Annual Report on Form 10-K.)

Non-Cash Equity Based Compensation. During the fiscal year ended March 31, 2004, we recorded a non-cash equity based compensation charge of $6,483, or $.46 per share diluted, for the vesting of the warrant issued to Four Corners Capital Partners LP, a limited partnership of which Mr. Guidone is a principal. (See
Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K.) There will be no additional charges resulting from these warrants issued to Four Corners as all the warrants vested in the fiscal year ended March 31, 2004.

Research and Development We had virtually no customer-funded development for the fiscal year ended March 31, 2004 compared with $367 for the fiscal year ended March 31, 2003. On a net basis, research and development costs increased $238, or 7.4%, to $3,465 for the fiscal year ended March 31, 2004 from $3,227 for the fiscal year ended March 31, 2003. This change resulted from decreased customer-funded development which was partially offset by decreased research and development efforts in our Sensor business.

Restructuring Costs. During the fiscal year ended March 31, 2004, we recorded a charge of $506 for additional costs relating to our restructuring plan. This charge resulted from the settlement of litigation related to our former facility in Valley Forge, Pennsylvania.

Interest Expense, Net. The decrease in interest expense is attributable to a $14,122 reduction in average debt outstanding from $16,298 for the fiscal year ended March 31, 2003 to $2,176 for the fiscal year ended March 31, 2004.

Income Taxes. Our provision for income taxes includes taxes payable by our foreign subsidiaries. For U.S. tax purposes, we anticipate that our available net operating loss carry-forwards will offset all current fiscal year taxable income.

During the fiscal year ended March 31, 2002, we provided a valuation allowance against deferred tax assets since we believed at the time that enough uncertainty existed regarding the realizability of our deferred tax assets. However, because of the current and expected future results of the company, taking into account the status of our current litigation, the company has concluded that this valuation allowance against the deferred tax assets is no longer necessary, and has accordingly reversed the allowance against the provision for taxes in the fiscal year ended March 31, 2004. (See Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K for a further discussion on taxes.)

Discontinued Operations. The income from discontinued operations in the fiscal year ended March 31, 2004 reflects additional proceeds from the receiver associated with the Schaevitz UK liquidation.

FISCAL  YEAR  ENDED  MARCH 31, 2003 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2002

ANALYSIS OF CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------------




(in thousands, except percentages)        FISCAL YEAR ENDED MARCH 31,    PERCENTAGE
                                        -------------------------------
                                             2003             2002         CHANGE
                                        ---------------  --------------

Net Sales                                      107,676          97,273         10.7%

   Sensors                                      52,326          48,911          7.0%

   Consumer products                            55,350          48,362         14.4%


Gross profit                                    37,996          27,757         36.9%

Selling, general, and administrative            34,245          35,681         -4.0%

Litigation expense                               3,550               -            -

Research and development                         3,227           5,812        -44.5%

Restructuring costs                              1,219             955         27.6%

Interest expense, net                            2,057           2,371        -13.2%

Income taxes                                       483           2,512        -80.8%

Income (loss) from discontinued units           (3,910)         (4,565)       -14.3%



Net Sales.

Sensor Business.

Sensor Business. The increase in net sales of our Sensor business for the fiscal year ended March 31, 2003 was primarily the result of strong sales in our Microfused pressure product line, with increased demand across our expanding OEM customer base and increased sales in the automotive sector due to the introduction of new customer platforms.

Consumer Products Business. Approximately 18.8% of the sales improvement in our Consumer Products business for the fiscal year ended March 31, 2003 resulted from the liquidation of $1,315 of slow moving and obsolete inventory during that period. Excluding this liquidation of inventory, Consumer Products sales increased $5,673, or 11.7%, to $54,035 for the fiscal year ended March 31, 2003 as compared to the fiscal year ended March 31, 2002. The balance of the improved sales was mainly attributable to increased sales of bath scales and tire pressure gauges. In addition, sales increased due to the introduction of our kitchen accessories line. OEM sales were consistent year over year.

Gross Margin

Gross margin as a percent of sales for the fiscal year ended March 31, 2003 increased to 35.3% from 28.5% for the fiscal year ended March 31, 2002.

Sensor Business. Gross margin as a percent of sales for our Sensor business increased to 41.1%for the fiscal year ended March 31, 2003 from 34.2% for the fiscal year ended March 31, 2002. The significant improvement of our Sensors margin was primarily due to the transfer of production and materials sourcing to our lower cost China facility from our facilities located in Milpitas, CA, Hampton VA, and Valley Forge, PA. As a result of the sale and closure of the Milpitas, CA wafer fab and Valley Forge, PA facility, we were able to transfer production to a lower cost manufacturing environment in China and to eliminate significant fixed costs associated with these two facilities. Offsetting some of this margin improvement in the fiscal year ended March 31, 2003 was the negative margin impact associated with the write-down of inventory. During the fiscal year ended March 31, 2003, we produced certain custom products for one of our customers, Stayhealthy Inc. In the fiscal year ended March 31, 2003, we concluded that collectability for certain of the products manufactured for Stayhealthy could not be reasonably assured. Accordingly, gross margin was negatively affected due to the write-down of inventory related to the products manufactured for Stayhealthy.

Consumer Products Business. Gross margin as a percent of sales for our Consumer Products business increased to 30.7% for the fiscal year ended March 31, 2003 from 24.6% for the fiscal year ended March 31, 2002. Consumer Products gross margins for the fiscal year ended March 31, 2002 reflect $1,322 in write-downs of slow moving and obsolete inventory to net realizable value. These write downs were largely comprised of Park Zone inventory.

On a continuing basis our gross margin in the Sensor and Consumer Products businesses may vary due to product mix, sales volume, availability of raw materials and other factors.

Selling, General and Administrative. The decrease in selling, general and administrative expenses is primarily due to savings in payroll, facility and other expenses resulting from our cost reduction activities in the fiscal year ended March 31, 2002, largely offset by increased legal and professional fees incurred during the fiscal year ended March 31, 2003 as compared to the same period in the prior fiscal year. These legal and professional fees increased approximately $6,960 in the fiscal year ended March 31, 2003 over the prior fiscal year. The reasons for the increased legal fees are described in the fiscal year to fiscal year comparison of selling, general and administrative expenses above. In addition, the increases were offset by a $967 reduction in bad debt provisions and a $274 refund of property taxes.

Litigation Expense. The net charge of $3,550 relates to $2,800 accrual for the class action lawsuit and $750 accrual for the Hibernia Capital Partners

Research and Development. We had $367 of customer-funded development for the fiscal year ended March 31, 2003 as compared to $1,784 of customer funded development for the fiscal year ended March 31, 2002. On a net basis, research and development costs decreased $2,585, or 44.5%, to $3,227 for the fiscal year ended March 31, 2003 from $5,812 for the fiscal year ended March 31, 2002. The primary cause of the reduction in customer-funded development was the sale of the IC Sensors wafer fab in July 2002.

Restructuring Costs. The restructuring charges of $1,219 and $955 for the fiscal years ended March 31, 2003 and 2002, respectively relate to severance and lease costs relating to reductions in our workforce and consolidation of operations.

Interest Expense, Net. The decrease in interest expense is attributable to a $17,296 reduction in average debt outstanding from $33,594 in the fiscal year ended March 31, 2002 to $16,298 in the fiscal year ended March 31, 2003. Interest expense includes $452 associated with the issuance of the warrants in connection with the $9,300 bridge loan from Castletop Capital, L.P., a limited partnership controlled by Morton Topfer, Chairman of our board of directors.

Income Taxes. Our provision for income taxes includes taxes payable by our foreign subsidiaries. For U.S. tax purposes, all fiscal 2003 taxable income was offset by our available net operating loss carry-forwards.

Discontinued Operations. As a result of our restructuring plan, we sold all of the outstanding stock of Terraillon in September 2002 and placed Schaevitz UK into receivership in June 2002. We had net losses from these discontinued operations of $2,774 and $4,565 for the fiscal years ended March 31, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (accounts receivable plus inventory less accounts payable) increased by $1,284 from $14,978 as of March 31, 2003 to $16,261 as of March 31, 2004. The increase was attributable to an increase in accounts receivable of $3,461 from $10,549 at March 31, 2003 to $14,010 at March 31, 2004, a decrease in accounts payable of $1,928 from $9,846 at March 31, 2003 to $ 7,919 at March 31, 2004, and offset by a decrease in inventory of $4,105 from $14,275 at March 31, 2003 to $10,170 at March 31, 2004. The increase in accounts receivable is attributable to the improved sales in the Sensors business and higher OEM sales in March 2004 in the Consumer Products business, partially offset by a decrease in retail sales in the Consumer Product segment due to the Conair transaction. The decrease in accounts payable was primarily the result of our decision to accelerate payments to certain Consumer Product vendors in order to expedite the consolidation of financial systems used in our Consumer Products business. The decrease in inventory is attributable to our continued inventory management efforts, and sales of $3,112 of Thinner branded scale inventory to Conair as part of the transaction..

Cash provided by operating activities was $10,405 for the fiscal year ended March 31, 2004 as compared to $3,047 for the fiscal year ended March 31, 2003. This increase was as a result of the company's overall performance improvement and reduced selling, general and administrative spending. Included in cash provided from operations for the fiscal year ended March 31, 2004 is $2,800 of costs paid to our insurance carrier related to the D&O insurance policy renewal, $1,425 paid to our former landlord related to the settlement of litigation related to the termination of the lease for our former Valley Forge, Pennsylvania facility, and $1,284 of increased operating working capital, as described above. Excluding these payments towards litigation, restructuring, and changes in our working capital, cash provided by operations would have been $15,914.

Investing activities included $11,418 of proceeds from the Conair transaction. In addition, capital spending increased to $1,943 for the fiscal year ended March 31, 2004 from $1,518 for the fiscal year ended March 31, 2003. The increase in capital spending is primarily attributable to investment in revenue generating projects at our Shenzen, China facility. Financing activities for the fiscal year ended March 31, 2004 utilized $3,508 primarily due to the repayment of the remaining $2,000 of indebtedness to Castletop Capital, L.P., and repayment of $3,260 of Company debt under our revolving credit facility, leaving no outstanding borrowings at March 31, 2004. Financing activities for the fiscal year ended March 31, 2004 also reflect $1,777 in proceeds from the exercise of stock options and warrants.

Revolving Credit Facility

On January 31, 2003, we entered into a $15,000 revolving credit facility with Bank of America Business Capital (formerly Fleet Capital Corporation) ("BOA"). The revolving credit facility is secured by a lien on substantially all of our assets. Interest accrues on the principal amount of our borrowings under this facility at a fluctuating rate per year equal to the lesser of BOA's prime rate for commercial loans plus one percent (subject to a two percent increase upon the occurrence of an event of default under the loan agreement) or the maximum rate permitted by applicable law. As of March 31, 2004, the interest rate applicable to borrowings under the revolving credit facility was 5.0%. The amount of borrowing available under the revolving credit facility is determined in accordance with a formula based on certain of our accounts receivable and inventory. The revolving credit facility expires on February 1, 2006.

Our revolving credit agreement requires us to meet certain financial covenants during the term of the revolving credit facility. In addition to certain affirmative and negative covenants, which include a restriction on the payment of dividends, we were required to maintain a borrowing availability of at least $2,000 through the filing of our quarterly report on Form 10-Q for the three months ended June 30, 2003. This covenant expired on August 7, 2003. In addition, we are required to keep a minimum fixed charge ratio of 1 to 1 at the end of each fiscal quarter. Fixed charge ratio is defined as operating cash flow, which is EBITDA (earnings before interest, taxes, depreciation and amortization) minus cash taxes paid and minus capital expenditures, divided by the sum of scheduled principle payments and interest expense during that period. We are currently in compliance with all covenants in the agreement. As of March 31, 2004, there were no outstanding borrowings and we had the ability to borrow $ 5,595 under the revolving credit facility.

Bridge Loan

On October 31, 2002, we received a $9,300 bridge loan from Castletop Capital, L.P., a limited partnership controlled by Morton Topfer, Chairman of our Board of Directors. We repaid all amounts owed to Castletop in September 2003. (See
Note 7 to the consolidated financial statements included in this Annual Report on Form 10-K.)

Liquidity

At May 13, 2004, we had approximately $23,309 of available cash and $ 5,595 of borrowing capacity under our revolving credit facility. Our ongoing capital needs and other obligations include the payment of substantial professional fees and any judgments, settlement payments or penalties arising from the class action lawsuit, SEC investigation or other matters described under "Legal Proceedings."

Our cash and amounts available under our revolving credit facility may not be available or adequate to fund amounts, if any, to be paid in settlement of our pending legal proceedings. Under the terms of the credit agreement, we are prohibited from making any cash payment in settlement of any litigation unless, after giving effect to such payment and for a period of 30 consecutive days prior thereto, availability under the credit facility is not less than $1,500. Moreover, we are prohibited from making any cash payment in settlement of the class action lawsuit, the DeWelt litigation or the Hibernia litigation without the prior written consent of BOA. We settled the Hibernia lawsuit in November 2003, and made payment after receiving approval from BOA. On April 1, 2004, we reached an agreement in principle to settle the class action lawsuit, and made payment after receiving approval from BOA. See "Legal Proceedings" below for a detailed discussion on the terms and conditions related to the pending class action settlement.

OFF BALANCE SHEET ARRANGEMENTS
None.

AGGREGATE CONTRACTUAL OBLIGATINS

As of March 31, 2004, the company's contractual obligations, including payments due by period, are as follows:

     Contractual Obligations

                                        Payment due by period

                                      Less than 1                        More than 5
                               Total     year      1-3 years  3-5 years     years
                                      ----------------------------------------------
(Long-Term Debt Obligations)     -         -           -          -           -
(Capital Lease Obligations)      -         -           -          -           -
(Operating Lease Obligations)  8,973       -         3,808     1,896        3,269
(Purchase Obligations)           -         -           -          -           -
(Other)                           92      92           -          -           -
                               -----  -----------  ---------  ---------  -----------
Total                          9,065      92         3,808     1,896        3,269
                               -----  -----------  ---------  ---------  -----------

(1) $25 relates to part of the severance agreement with our former Chief Executive Officer, and $67 relates to the agreement with Four Corners that requires a 60 day notice period by either the Company or Mr. Guidone in order to terminate the agreement.

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

     The majority of our net sales are priced in United States dollars. Our costs and expenses are priced in United States dollars, Hong Kong dollars, and Chinese renminbi. Accordingly, the competitiveness of our products relative to products produced domestically (in foreign markets) may be affected by the performance of the United States dollar compared with that of our foreign customers' currencies. Additionally, we may be exposed to the risk of foreign currency transaction and translation losses, which might result from adverse fluctuations in the values of the Hong Kong dollar and the Chinese renminbi. At March 31, 2004, we had net assets of $4,836 subject to fluctuations in the value of the Hong Kong dollar and net assets of $7,330 subject to fluctuations in the value of the Chinese renminbi. At March 31, 2003, we had net liabilities of $2,045 subject to fluctuations in the value of the Hong Kong dollar and net assets of $13,743 subject to fluctuations in the value of the Chinese renminbi.

     Fluctuations in the value of the Hong Kong dollar have not been significant since October 17, 1983, when the Hong Kong government tied the value of the Hong Kong dollar to that of the United States dollar. However, there can be no assurance that the value of the Hong Kong dollar will continue to be tied to that of the United States dollar. China adopted a floating currency system on January 1, 1994, unifying the market and official rates of foreign exchange. The Chinese government is currently reevaluating its foreign currency policy but is not expected to have any major changes in the foreseeable future. China approved current account convertibility of the Chinese renminbi on July 1, 1996, followed by formal acceptance of the International Monetary Fund's Articles of Agreement on December 1, 1996. These regulations eliminated the requirement for prior government approval to buy foreign exchange for ordinary trade transactions, though approval is still required to repatriate equity or debt, including interest thereon.

     There can be no assurance that these currencies will remain stable or will fluctuate to our benefit. To manage our exposure to foreign currency transaction and translation risks, we may purchase currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices. However, to date we have not done so.

We are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility accrues at a fluctuating rate per year equal to the lesser of BOA's prime rate for commercial loans plus one percent (subject to a two percent increase upon the occurrence of an event of default under the loan agreement) or the maximum rate permitted by applicable law. Our results will be adversely affected by any increase in interest rates. For example, for every $1,000 of debt outstanding, an annual interest rate increase of 100 basis points would increase interest expense and decrease our after tax profitability by $10. We do not hedge this interest rate exposure. As of March 31, 2004, the company did not have any long or short term debt.

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

ITEM  9A.  CONTROLS  AND  PROCEDURES

The company's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company's disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the company's Chief Executive Officer and Chief Financial Officerconcluded that the company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the company's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.


PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT


     Apart from certain information concerning our executive officers which is set forth in Part I of this report, other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on August 31, 2004, including the information set forth under the caption "Election of Directors."

     We have a Code of Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. You can find our Code of Conduct on our website by going to the following address: www.msiusa.com. We will post any amendments to the Code of Conduct, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or The American Stock Exchange, on our website.

     The Audit Committee of our Board of Directors is an"Audit Committee" for the purposes of Section 3(a) (58) of the Securities Exchange Act of 1934. The members of that Committee are: Mr. John D. Arnold, The Honorable Dan J. Samuel and Mr. R. Barry Uber.



ITEM  11.  EXECUTIVE  COMPENSATION

     The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on August 31 2004, including the information set forth under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of March 31, 2004:

                       EQUITY COMPENSATION PLAN INFORMATION



                                                                       NUMBER OF
                                                                      SECURITIES
                                                                       REMAINING
                                                                       AVAILABLE
                                                                       FORFUTURE
                                                                       ISSUANCE
                                                                         UNDER
                                  NUMBER OF                             EQUITY
                              SECURITIES TO BE    WEIGHTED-AVERAGE   COMPENSATION
                                 ISSUED UPON       EXERCISE PRICE        PLANS
                                 EXERCISE OF       OF OUTSTANDING     (EXCLUDING
                                 OUTSTANDING          OPTIONS,        SECURITIES
                              OPTIONS,WARRANTS      WARRANTS AND       REFLECTED
                                  AND RIGHTS            RIGHTS        INCOLUMN(a))
                              -----------------  ------------------  -------------
                                     (a)                (b)               (c)
                              -----------------  ------------------
EQUITY COMPENSATION PLANS             1,331,244  $             6.00      1,028,330
APPROVED BY SECURITY HOLDERS

EQUITY COMPENSATION PLANS
NOT APPROVED BY SECURITY
HOLDERS                                       -                   -              -
                              =================  ==================  =============
TOTAL                                 1,331,244  $             6.00      1,028,330


     The other information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on August 31, 2004, including the information set forth under the caption "Beneficial Ownership of Measurement Specialties Common Stock."



ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS


     The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on August 31, 2004, including the information set forth under the caption "Executive Agreements and Related Transactions."


ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on August 31, 2004, including the information set forth under the caption"Fees Paid to Our Independent Auditors."


PART IV

ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K

     (a) The following consolidated financial statements and schedules are filed at the end of this report, beginning on page F-l. Other schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Document                                                        Pages
Report of Independent Registered Public Accounting Firm         F-1

Consolidated Statements of Operations for the Years Ended
      March 31, 2004, 2003 and 2002                             F-2

Consolidated Balance Sheets as of March 31, 2004 and 2003       F-3 to F-4

Consolidated Statements of Shareholders' Equity for the Years
      Ended March 31, 2004, 2003 and 2002                       F-5

Consolidated Statements of Cash Flows for the Years Ended       F-6 to F-7
      March 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements                      F-8 to F-34

Schedule II - Valuation and Qualifying Accounts, for the Years
      Ended March 31, 2004, 2003 and 2002                       S-1

     (b)   Reports on Form 8-K

     1. On February 10, 2004, the Company furnished a Current Report on Form 8-K attaching a press release reporting the company's third quarter results.
     2. On February 13, 2004, the Company furnished a Current Report on Form 8-K attaching a press release announcing the sale of its branded consumer scale business to Conair.

     (c)   See Exhibit Index

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEASUREMENT SPECIALTIES, INC.


By:  /s/ FRANK GUIDONE
------------------------------
          Frank Guidone
     Chief Executive Officer

Date:  May 26, 2004


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                                          Date
--------------------------  ---------------------------------------------  ------------

/s/ Frank Guidone           President, Chief Executive Officer and         May 26, 2004
--------------------------  Director (Principal Executive Officer)
Frank Guidone


/s/ John P. Hopkins         Chief Financial Officer (Principal Financial   May 26, 2004
--------------------------   Officer and Principal Accounting Officer)
John P. Hopkins


/s/ Morton L. Topfer        Chairman of the Board                          May 26, 2004
--------------------------
Morton L. Topfer


/s/ John D. Arnold          Director                                       May 26, 2004
--------------------------
John D. Arnold


/s/ The Hon. Dan J. Samuel  Director                                       May 26, 2004
--------------------------
The Hon. Dan J. Samuel


/s/ Barry R. Uber           Director                                       May 26, 2004
--------------------------
Barry R. Uber

                                           EXHIBIT INDEX
                                           -------------

EXHIBIT
NUMBER        DESCRIPTION
------------  --------------------------------------------------------------------------------
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

   10.25++++  Stock Purchase Agreement, dated as of September 18, 2002, by and between FUKUDA (Luxembourg) S.a.r.l. and Measurement Specialties,
              Inc.

   10.26####  Forbearance Agreement, dated as of July 2, 2002, by and among
              Wachovia Bank, National Association, for itself and as agent for Fleet National Bank and JP Morgan Chase Bank, Measurement
              Specialties, Inc., Measurement Specialties UK Limited, IC
              Sensors, Inc., Measurement Limited, Jingliang Electronics
              (Shenzhen) Co., Ltd. and Terraillon Holdings Limited.

   10.27####  Agreement of Lease, commencing October 1, 2002, between Liberty
              Property Limited Partnership and Measurement Specialties, Inc.

   10.28####  Sublease Agreement, dated August 1, 2002, between Quicksil, Inc.
              and Measurement Specialties, Inc.

  10.29****   Senior Secured Note and Warrant Purchase Agreement, dated as of October 31,
              2002, by and among Castletop Capital, L.P. and Measurement Specialties, Inc.
              (including first amendment thereto)


  10.30****   Loan and Security Agreement, dated January 31, 2003, by and among Fleet
              Capital Corporation, Measurement Specialties, Inc. and IC Sensors, Inc.

  10.31+++++  Second Amendment to Loan and Security Agreement, effective as of the 11th day of April 2003, by and among Measurement Specialties, Inc., IC Sensors, Inc. and
              Fleet Capital Corporation.

  10.32+++++  Second Amendment to Senior Secured Note and Warrant Purchase Agreement,
              dated April 11, 2003, among Castletop Capital, L.P. Measurement Specialties,
              Inc. and IC Sensor, Inc.

  10.33       Agreement of Purchase and Sale of Assets, dated January 30, 2004, between
              Measurement Specialties, Inc. and Conair Corporation.


  10.34       Third Amendment to Loan and Security Agreement, effective as of the 6th day of
              May 2004, by and among Meaurement Specialties, Inc. IC Sensors, Inc. and Fleet
              Capital Corporation.

   21.1       Subsidiaries.

   23.1       Consent of Grant Thornton LLP.

   31.1       Certification of Frank D. Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

              Certification of John P. Hopkins required by Rule 13a-14(a) or Rule 15d-14(a)
   31.2
   32.1       Certification of Frank D. Guidone and John P. Hopkins required by Rule 13a-
              14(b) or Rule 15d-14(b) andSection 906 of the Sarbanes-Oxley Act of 2002, 18
              U.S.C. Section 1350

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

++++ Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on May 28, 2003 and incorporated herein by reference.

REPORT  OF  REGISTERED  PUBLIC  ACCOUNTING  FIRM


To  the  Board  of  Directors  of
Measurement  Specialties,  Inc.

We have audited the accompanying consolidated balance sheets of Measurement Specialties, Inc. and Subsidiaries (a Delaware corporation) as of March 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Measurement Specialties, Inc. and Subsidiaries as of March 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for each of the three years in the period ended March 31, 2004. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.


GRANT  THORNTON  LLP


New  York,  New  York
May  21,  2004

                                             MEASUREMENT SPECIALTIES, INC
                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        FOR THE YEAR ENDED MARCH 31,
                                                                                      -------------------------------
($IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                 2004       2003       2002
                                                                                      -------------------------------
Net sales                                                                             $112,813   $107,676   $ 97,273
Cost of goods sold                                                                      62,513     69,680     69,516
                                                                                      -------------------------------
       Gross profit                                                                     50,300     37,996     27,757
                                                                                      -------------------------------
Operating expenses (income):
  Selling, general and administrative                                                   30,448     34,245     35,681
  Litigation Settlement expense                                                          1,500      3,550          -
  Research and development                                                               3,468      3,594      7,596
  Customer funded development                                                               (4)      (367)    (1,784)
  Non-Cash Equity Based Compensation                                                     6,483          -          -
  Goodwill and other impairments                                                             -          -      4,417
  Restructuring costs                                                                      506      1,219        955
                                                                                      -------------------------------
     Total operating expenses                                                           42,401     42,241     46,865
                                                                                      -------------------------------
        Operating income (loss)                                                          7,899     (4,245)   (19,108)
  Interest expense, net                                                                    323      2,057      2,371
   Gain on Sale of Assets                                                               (1,424)      (159)         -
   Other expense (income)                                                                 (112)      (303)       243
                                                                                      -------------------------------
Income (loss) from continuing operations before income
    taxes and cumulative effect of accounting change                                     9,112     (5,840)   (21,722)
    Income tax                                                                         (12,262)       483      2,512
                                                                                      -------------------------------
Income (loss) from continuing operations before cumulative
    effect of accounting change                                                         21,374     (6,323)   (24,234)
Discontinued operations:
     Income (loss) from operations of discontinued units (net of income tax benefit)       212     (3,910)    (4,565)
     Gain on disposition of discontinued units (net of income tax benefit)                   -      1,136          -
                                                                                      -------------------------------
       Income (loss) from discontinued units                                               212     (2,774)    (4,565)
                                                                                      -------------------------------
Income (loss) before cumulative effect of accounting change                             21,586     (9,097)   (28,799)
Cumulative effect of accounting change, net of taxes                                         -          -       (248)
                                                                                      -------------------------------
Net income (loss)                                                                     $ 21,586   $ (9,097)  $(29,047)
                                                                                      ===============================
Income (loss) per common share - Basic
   Income (loss) from continuing operations                                           $   1.73   $  (0.53)  $  (2.30)
   Income (loss) from discontinued units                                                  0.02      (0.23)     (0.43)
   Cumulative effect of accounting change                                                    -          -      (0.03)
                                                                                      -------------------------------
         Net income (loss)                                                            $   1.75   $  (0.76)  $  (2.76)
                                                                                      ===============================
Income (loss) per common share - Diluted
   Income (loss) from continuing operations                                           $   1.53   $  (0.53)  $  (2.30)
   Income (loss) from discontinued units                                                  0.01      (0.23)     (0.43)
   Cumulative effect of accounting change                                                    -          -      (0.03)
                                                                                      -------------------------------
         Net income (loss)                                                            $   1.54   $  (0.76)  $  (2.76)
                                                                                      ===============================
Weighted average shares outstanding - Basic                                             12,333     11,911     10,531
                                                                                      ===============================
Weighted average shares outstanding - Diluted                                           13,997     11,911     10,531
                                                                                      ===============================

                                 The accompanying notes are an integral part of these
                                          consolidated financial statements

                            MEASUREMENT SPECIALTIES, INC.
                             CONSOLIDATED BALANCE SHEETS


                                                              MARCH 31,   MARCH 31,
($IN THOUSANDS)                                                  2004        2003
------------------------------------------------------------  ----------  ----------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                   $   19,274  $    2,694
  Accounts receivable, trade, net of allowance for doubtful
    accounts of $327 and $1,038, respectively                     14,010      10,549
  Inventories                                                     10,170      14,275
  Prepaid expenses and other current assets                       15,856       1,885
                                                              ----------  ----------
    Total current assets                                          59,310      29,403
                                                              ----------  ----------

PROPERTY AND EQUIPMENT, NET                                       10,628      11,818
                                                              ----------  ----------

OTHER ASSETS:
  Goodwill                                                         4,191       4,191
  Deferred income taxes                                            2,214           -
  Other assets                                                       657         756
                                                              ----------  ----------
    Total other assets                                             7,062       4,947
                                                              ----------  ----------
  TOTAL ASSETS                                                $   77,000  $   46,168
                                                              ==========  ==========

     The  accompanying  notes  are  an integral part of these consolidated financial statements.

                                  MEASUREMENT SPECIALTIES, INC.
                                   CONSOLIDATED BALANCE SHEETS


                                                                         MARCH 31,    MARCH 31,
($IN THOUSANDS)                                                            2004         2003
----------------------------------------------------------------------  -----------  ----------

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

CURRENT LIABILITIES:
  Current portion of long term debt                                     $        -   $    3,260
  Accounts payable                                                           7,919        9,846
  Accrued compensation                                                       3,224        1,207
  Accrued expenses and other current liabilities                             4,686        5,744
  Accrued litigation expenses                                                2,100        3,550
                                                                        -----------  -----------
    Total current liabilities                                               17,929       23,607

OTHER LIABILITIES:
  Long term debt                                                                 -        2,000
  Deferred gain on sale of assets                                            6,744
  Other liabilities                                                          1,487        1,615
                                                                        -----------  -----------
    Total liabilities                                                       26,160       27,222
                                                                        -----------  -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Serial preferred stock; 221,756 shares authorized; none outstanding            -            -
  Common stock, no par; 20,000,000 shares authorized; 13,257,084 and
  11,922,958 shares issued and outstanding, respectively                     5,502        5,502
  Additional paid-in capital                                                53,509       43,197
  Accumulated deficit                                                       (8,097)     (29,683)
  Accumulated other comprehensive loss                                         (74)         (70)
                                                                        -----------  -----------
           Total shareholders' equity                                       50,840       18,946
                                                                        -----------  -----------
                                                                        $   77,000   $   46,168
                                                                        ===========  ===========

                                                MEASUREMENT SPECIALTIES, INC.
                                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                      FOR THE YEARS ENDED MARCH 31, 2004, 2003, AND 2002


                                                                  Accumulated
                                                    Additional     Retained          Other
                                          Common     paid-in       Earnings      Comprehensive               Comprehensive
($IN THOUSANDS EXCEPT PER SHARE AMOUNTS)   stock     capital       (Deficit)         Loss          Total     Income (Loss)
---------------------------------------------------------------------------------------------------------------------------

BALANCE, APRIL 1, 2001                    $ 5,502  $     3,769   $      8,461   $          (15)  $ 17,717
    Comprehensive loss, March 31, 2002:
      Net loss                                  -            -        (29,047)               -    (29,047)  $      (29,047)
      Currency translation adjustment           -            -              -             (420)      (420)            (420)
                                                -            -              -                -          -                -
                                                                                                            ---------------
    Comprehensive loss                                                                                      $      (29,467)
                                                                                                            ===============
    Reversal of tax benefit on
     exercise of options                        -       (1,534)             -                -     (1,534)
    2,530,000 common shares
    issued in secondary
    offering, net of expenses                   -       30,874              -                -     30,874
    503,692 common shares issued
     upon acquisition                           -        6,800              -                -      6,800
    182,434 common shares issued
     upon exercise of options                   -          429              -                -        429
    315,492 common shares issued
    in private placement                        -        2,008              -                -      2,008
BALANCE, MARCH 31, 2002                   $ 5,502  $    42,346   $    (20,586)  $         (435)  $ 26,827
                                          ----------------------------------------------------------------
    Comprehensive income (loss):
      Net (loss)                                                       (9,097)                     (9,097)  $       (9,097)
      Currency translation
      adjustment - effect of
                                                                                                        -                -
        disposal of Terraillon                                                             365        365              365
                                                                                                            ---------------
    Comprehensive (loss)                                                                                -   $       (8,732)
                                                                                                            ===============
    Proceeds from exercise of
    stock options                                          134                                        134
    Warrants issued for
    professional service                                   265                                        265
    Warrants issued for debt                               452                                        452
BALANCE, MARCH 31, 2003                   $ 5,502  $    43,197   $    (29,683)  $          (70)  $ 18,946
                                          ----------------------------------------------------------------
    Comprehensive income (loss):
      Net income                                                       21,586                      21,586   $       21,586
      Currency translation adjustment                                                       (4)        (4)              (4)
                                                                                                            ---------------
    Comprehensive income (loss)                                                                             $       21,582
                                                                                                            ===============
   Warrants issued for non-cash
   equity based compensation                             6,483                                      6,483
    Proceeds from exercise of
    stock options                                        1,014                                      1,014
    Tax benefit from stock options                         367                                        367
    Acceleration of options for
    Conair transaction                                     523                                        523
    Tax benefit from warrant exercise                    1,162                                      1,162
    Proceeds from exercise of
    stock warrants                                         763                                        763
BALANCE, MARCH 31, 2004                   $ 5,502  $    53,509   $     (8,097)  $          (74)  $ 50,840
                                          ================================================================

                               MEASUREMENT SPECIALTIES, INC
                          CONSOLIDATED STATEMENTS OF CASH FLOWS


(DOLLARS IN THOUSANDS)                                               MARCH 31,
                                                          -------------------------------
                                                            2004       2003       2002
                                                          ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $ 21,586   $ (9,097)  $(29,047)
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
      (Gain)Loss from discontinued operations                 (212)     3,910      4,565
      Depreciation and amortization                          2,824      3,331      4,549
      Deferred rent                                             28         17        126
      Warrants issued for professional services                  -        265          -
      Amortization of debt discount                              -        452          -
      Goodwill and other impairments                             -          -      4,062
      Gain on sale of Assets                                (1,424)      (159)         -
      Amortization of Deferred Gain                           (398)
      Gain on sale of Discontinued Units                         -     (1,136)         -
      Provision for writedown of assets                        310        656        188
      Provision for doubtful accounts                          245        842        809
      Provision for warranty                                   333        641        614
      Reversal of tax benefit on exercise of options             -          -     (1,534)
      Non-Cash equity compensation                           6,483          -          -
      Deferred income taxes                                      -          -      2,650
      Tax benefit on exercise of stock options and warrants  1,529          -          -
  Acceleration of option for Conair transaction                523
    Net changes in operating assets and liabilities:             -          -          -
        Accounts receivable, trade                          (3,706)       829       (251)
        Inventories                                          1,252      1,751      6,230
        Prepaid expenses and other current assets          (13,946)       203     (1,106)
        Other assets                                        (2,168)       (57)     1,587
        Accounts payable, trade                             (1,928)    (3,386)     1,822
        Accrued expenses and other liabilities                 524        435     (1,341)
        Accrued litigation expenses                         (1,450)     3,550          -
                                                          ---------  ---------  ---------
    Net cash provided by (used in) operating activities     10,405      3,047     (6,077)
                                                          ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                       (1,943)    (1,518)    (2,366)
  Proceeds from sale of Wafer Fab                                -      3,370          -
  Proceeds from sale of Terraillon                               -     18,197          -
  Cash received from receiver                                  212      1,064          -
  Proceeds from Conair transaction                          11,418
  Acquisition of business, net of cash acquired                             -     (9,704)
                                                          ---------  ---------  ---------
    Net cash provided by (used in) investing activities      9,687     21,113    (12,070)
                                                          ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under secured note                              3,000      9,300          -
  Repayment under secured note                              (5,000)    (7,300)         -
  Borrowing under bank line of credit agreement                  -     20,568     23,632
  Repayments under bank line of credit agreement            (3,260)   (46,371)   (14,935)
  Repayments under capital lease obligations                     -       (218)      (597)
  Repayment of long term debt                                    -          -    (13,836)
  Payment of deferred financing costs (net)                    (25)      (291)      (231)
  Proceeds from exercise of options and warrants             1,777        134        429
  Proceeds from issuance of common stock                         -          -     32,882
                                                          ---------  ---------  ---------
    Net cash provided by (used in) financing activities     (3,508)   (24,178)    27,344
                                                          ---------  ---------  ---------



Effect of exchange rates                                        (4)       365       (420)
                                                          ---------  ---------  ---------
Net change in cash and cash equivalents                     16,580        347      8,777
Cash used in discontinued operations                             -     (1,413)    (5,483)
Cash and cash equivalents, beginning of year                 2,694      3,760        466
                                                          ---------  ---------  ---------
Cash and cash equivalents, end of period                  $ 19,274   $  2,694   $  3,760
                                                          =========  =========  =========

Supplemental Cash Flow Information:
Cash paid (refunded) during the period for:
  Interest                                                $    334   $  2,582   $  2,818
  Taxes                                                      1,193          -        621
  Taxes refunded                                                 -       (588)         -
Noncash investing and financing transactions
   Common stock issued in connection with acquisition            -          -      6,800
   Common stock subscription receivable                          -          -      2,007


Interest expense                                               323      2,076
Accrued - 3/31/02                                               19        526
Accrued - 3/31/03                                               (8)       (19)
                                                          ---------  ---------
                                                               334      2,583
                                                          =========  =========

     The  accompanying  notes  are  an  integral  part  of  these  consolidated financial statements.

MEASUREMENT  SPECIALTIES  INC.

Notes  to  Consolidated  Financial  Statements

MARCH  31,  2004

($  IN  THOUSANDS  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS)

1.     DESCRIPTION  OF  BUSINESS  AND  LIQUIDITY:

DESCRIPTION  OF  BUSINESS:

     Measurement Specialties, Inc. ("MSI" or the "Company") is a designer and manufacturer of sensors and sensor-based consumer products. The Company produces a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics including pressure, motion, force, displacement, tilt/angle, flow and distance. The Company has two businesses, a Sensor business and a Consumer Products business.

     The Sensor segment designs and manufactures sensors for original equipment manufacturers. These sensors are used for automotive, medical, consumer, military/aerospace and industrial applications. The Company's sensor products include pressure and electromagnetic displacement sensors, Piezoelectric polymer film sensors, custom microstructures, load cells and accelerometers.

     The Consumer Products segment designs and manufacturers sensor-based consumer products that we sell to retailers and distributors in both the United States and Europe. Consumer products include bathroom and kitchen scales, tire pressure gauges and distance estimators.



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


CASH  AND  CASH  EQUIVALENTS:

     The Company considers highly liquid investments with original maturities of up to three months, when purchased to be cash equivalents.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS:

     Cash equivalents and short-term debt are carried at cost, which approximates fair value due to the short-term nature of such instruments. Long-term debt is carried at cost, which management believes approximates fair value because the interest rate on such instruments approximated market yields at March 31, 2003. There is no long-term debt at March 31, 2004.

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

INCOME  TAXES:

     Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of existing assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse

     Realization of a deferred tax asset is dependent on generating future taxable income. During the fiscal year ended March 31, 2002 the Company provided a valuation allowance against deferred tax assets since we believed at the time that enough uncertainty existed regarding the realizability of our deferred tax assets. However, because of the current and expected future results of the Company, which factors in the current status of the litigation (See Note 15 to the consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the status of the Company's litigation), the Company has concluded that this valuation allowance against the deferred tax assets is no longer necessary, and has accordingly reversed the allowance against the provision for taxes in the fiscal year ended March 31, 2004. See
Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K.

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

     The Company adopted SFAS No. 142 as of April 1, 2001 and ceased amortizing goodwill. In connection with its restructuring program (See Note 11), the Company performed additional impairment tests during the year ended March 31, 2002 that resulted in an impairment charge of $7,479 in the fourth quarter of such fiscal year of which $4,417 related to continuing operations and $3,062 related to discontinued operations. As of March 31, 2004, the Company has reevaluated the impact of SFAS No. 142 on its goodwill, and no additional impairment charges were deemed necessary. See Note 5 for further discussion of the impact of SFAS No. 142 on the Company's financial position and results of operations.

     Management assesses goodwill for impairment at the reporting unit level on an annual basis or more frequently under certain circumstances. Such circumstances include (i) significant adverse change in legal factors or in the business climate, (ii) an adverse action or assessment by a regulator, (iii) unanticipated competition, (iv) a loss of key personnel, (v) a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, and (vi) recognition of an impairment loss in a subsidiary that is a component of a reporting unit. Management must make assumptions regarding estimating the fair value of the company reporting units. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges would be included in general and administrative expenses in the Company's statements of operations, and would result in reduced carrying amounts of the goodwill.

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

     On January 30, 2004, Conair Corporation purchased certain assets of the Company's Thinner branded bathroom and kitchen scale business, including worldwide rights to the Thinner brand name and exclusive rights to the Thinner designs in North America. The Company has accounted for the sale of this business under the guidance of EITF 00-21. As a significant portion of the proceeds from the sale was in fact an up-front payment for future lost margins, the majority of the gain on sale has been deferred and will be amortized into revenues in future periods over the estimated remaining lives for those products sold to Conair. (See Note 6 for a discussion of the sale of the business to Conair).

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

ADVERTISING  COSTS:

     Advertising costs are included in selling, general and administrative expenses and are expensed when the advertising or promotion is published. Advertising expenses for the years ended March 31, 2004, 2003 and 2002 were approximately $322, $539 and $831, respectively.

ACQUISITIONS:

     The Company acquired Terraillon in August 2001, Schaevitz Sensors in August 2000 and IC Sensors in February 2000. These business combinations were accounted for using the purchase method of accounting. Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141 (which is effective for all business combinations completed after June 30, 2001). In June 2002, the Company placed "Schaevitz UK", previously a component of the Company's Sensor segment, into receivership; in July 2002, the Company sold the assets related to its silicon wafer fab manufacturing operation in Milpitas, CA; and in September 2002, the Company sold all of the outstanding stock of Terraillon. See Note 6.

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

     The  following  table  summarizes  the  warranty  reserve:

                                                        YEAR ENDED MARCH 31,
                                                       ----------------------
                                                        2004    2003    2002
                                                       ------  ------  ------
     Total Warranty Reserve (Beginning)                $(762)  $(685)  $(619)
     Expense for Warranties issued during the period    (333)   (641)   (614)
     Costs to repair products                            151     154     111
     Costs to replace products                           275     410     437
                                                       ------  ------  ------
     Total Warranty Reserve (Ending)                   $(669)  $(762)  $(685)
                                                       ======  ======  ======

COMPREHENSIVE  INCOME  (LOSS):

     Comprehensive income (loss) consists of net earnings or loss for the period and the impact of unrealized foreign currency translation adjustments.

STOCK  BASED  COMPENSATION:

     The Company has two stock-based employee compensation plans, which are described more fully in Note 14. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its plans. There was no compensation expense recognized in 2004, 2003 and 2002 as a result of options issued with an exercise price below the underlying stock's market price. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation", using the assumptions described in Note 14, to its stock-based employee plans.

                                                       YEAR ENDED MARCH 31,
                                                   ----------------------------
                                                    2004      2003      2002

Net income (loss), as reported                     $21,586  $(9,097)  $(29,047)
Add:  Stock-based employee compensation
  expense included in reported net
  income, net of related tax effects                     -        -          -

Deduct:  Total stock-based employee compensation
  expense determined under fair value based
  method for awards granted, modified, or
  settled, net of related tax effects                  290      640        139
                                                   -------  --------  ---------
Pro forma net income (loss)                        $21,296  $(9,737)  $(29,186)
                                                   =======  ========  =========

Earnings net income (loss) per share:
  Basic    - as reported                           $  1.73  $ (0.76)  $  (2.76)
  Basic    - pro forma                                1.73    (0.82)     (2.77)
  Diluted - as reported                               1.53    (0.76)     (2.76)
  Diluted - pro forma                                 1.52    (0.82)     (2.77)

LEASES:

     The Company follows SFAS No. 13, "Accounting for leases" to account for its operating leases. In accordance with SFAS No. 13, lease costs, including escalations, are provided for using the straight-line basis over the lease period. The Company did not have any capital lease obligations at March 31, 2004 and 2003.

DERIVATIVE  INSTRUMENTS:

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on April 1, 2001. SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149, establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The Company did not qualify for hedge accounting for its interest rate swap. During the year ended March 31, 2002, an aggregate of $871 was reflected in the income statement related to an interest rate swap. Of such amount, $623 was reflected as interest expense and $248 was recorded as the cumulative effect of the adoption of the accounting principle. The fair value of the swap at March 31, 2002 was included in accrued expenses.

     As part of the Company's refinancing plan, in October 2002 all derivative financial instruments were satisfied. The cost of these financial instruments for the fiscal year ended March 31, 2003 was $154 and has been included in interest expense.

     Terraillon had certain foreign currency derivatives which effects are included in discontinued operations in 2002 and 2003.

RECLASSIFICATIONS:

     Certain reclassifications have been made to conform to prior years' financial statements to the current year's presentation.

RECENT  ACCOUNTING  PRONOUNCEMENTS:

     On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150), which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stocks and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe that this statement will have a material effect on our consolidated financial position on results of operations.

     In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), and amended April 2004, FIN46 (R)-4"Consolidation of Variable Interest Entities".
FIN 46 (R)-4 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 (R)-4 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 (R)-4 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 (R)-4 will have upon its financial condition or results of operations. The Company does not believe that the adoption of FIN46(R)-4 will have a material effect on its financial position or results of operations.

     In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. On January 30, 2004, Conair Corporation purchased certain assets of the Company's Thinner branded bathroom and kitchen scale business. We have accounted for the sale of this business under the guidance of EITF 00-21. (See Note 6 for a discussion of the sale of the sale of the business to Conair). Except for the Conair transaction, the Company does not believe that the adoption of EITF 00-21 will have a material effect on its financial position or results of operations.

3.  INVENTORIES

INVENTORIES  ARE  SUMMARIZED  AS  FOLLOWS:

                    MARCH 31,
                  2004     2003
                 -------  -------
RAW MATERIALS    $ 6,777  $ 6,930
WORK-IN-PROCESS    1,210    2,630
FINISHED GOODS     2,183    4,715
                 -------  -------
                 $10,170  $14,275
                 =======  =======

Inventory reserves were $4,206 and $4,996 as of March 31, 2004 and 2003, respectively.

4.  PROPERTY  AND  EQUIPMENT:

Property  and  equipment  are  summarized  as  follows:


                                                     MARCH  31,
                                                 -------------------------------------------------
                                                   2004       2003             USEFUL LIFE
                                                 -------------------------------------------------
Production machinery and equipment               $ 14,616   $ 13,800   5-7 years
Tooling costs                                       3,846      3,579   5-7 years
Furniture and equipment                             4,138      4,922   3-10 years
Leasehold improvements                              1,780      1,721   Remaining term of the lease
Construction in progress                              296        283   -
                                                 --------------------
   Total                                           24,676     24,305
Less: accumulated depreciation and amortization   (14,048)   (12,487)
                                                 --------------------
                                                 $ 10,628   $ 11,818
                                                 ====================

Depreciation expense was $2,824, $3,002 and $3,608 for the years ended March 31, 2004, 2003, and 2002, respectively.

5.  GOODWILL  AND  INTANGIBLES

     The Company adopted SFAS 142 effective April 1, 2001 and discontinued amortizing goodwill. The changes in the carrying value of goodwill for the years ended March 31, 2004, 2003, 2002 and 2001 are as follows:

                                SENSORS    CONSUMER    TOTAL
BALANCE AS OF MARCH 31, 2001   $  7,571   $     779   $ 8,350
Purchase business combination         -           -         -
Impairment loss                  (3,353)       (779)   (4,132)
Other                               (27)                  (27)
                               -------------------------------
BALANCE AS OF MARCH 31, 2002      4,191           -     4,191
Impairment loss                       -           -         -
                               -------------------------------
BALANCE AS OF MARCH 31, 2003      4,191           -     4,191
Impairment loss                       -           -         -
                               -------------------------------
BALANCE AS OF MARCH 31, 2004   $  4,191   $       -   $ 4,191
                               ===============================


     During the fiscal quarter ended March 2002, management and the Company's Board of Directors, after considering ongoing operating losses, approved a restructuring program. As a result of the Company's evaluation of its businesses and its restructuring plan, management, with the assistance of valuation experts, performed impairment tests for the Company's reporting units and concluded that impairment charges were required for certain reporting units. The impairments related primarily to the Company's Schaevitz and Schaevitz UK reporting units. Fair value of the Company's reporting units was determined using the implied fair value approach. Impairment losses of $4,417, which includes $285 relating to sensor division patents, are included on a separate line item in continuing operations and impairment losses related to discontinued operations of $3,062 are reflected in discontinued operations (See Note 6). This process was completed in the fiscal quarters ended March 31, 2004 and 2003 for asset values as of March 31, 2004 and 2003. According to the guidelines established under SFAS 142, there was no impairment issue for its reporting units. At March 31, 2004 and 2003, fair value of the Company's reporting units was determined using the implied fair value approach.

     Other identifiable intangible assets with finite lives, which are included in other assets, consisting of patents with gross value of $192 and accumulated amortization of $129, with a net book value of $63, are amortized over a range of 6-15 years. Amortization expense for the years ended March 31, 2004, 2003 and 2002 was $30, $30 and $62, respectively. Amortization expense is expected to be $30, $25, and $5 thereafter. The accumulated amortization was $129 as of March 31, 2004 and $99 as of March 31, 2003.

6.   DISCONTINUED OPERATIONS, AND GAIN ON SALE OF ASSETS:

BACKGROUND: The Company adopted FAS 144 on April 1, 2002 (See Note 2). As more fully discussed below, the Company sold all of the outstanding stock of Terraillon, previously a component of the Company's Consumer Products segment, in September 2002, and placed Schaevitz UK previously a component of the Company's Sensor segment, into receivership in June 2002. The Company sold the assets, principally property and equipment, related to its IC Sensors silicon wafer fab manufacturing operations, previously a component of the Company's Sensor segment, in July 2002. The amounts for Schaevitz UK on the consolidated statements of operations for the fiscal years ended March 31, 2004, 2003 and 2002 and the amounts for Terraillion for the fiscal years ended March 31, 2003 and 2002, have been reclassified as discontinued operations to reflect the disposal of these operating units.

SCHAEVITZ  UK:   In  August  2000,  the  Company  acquired  Schaevitz  Sensors
("Schaevitz") from TRW Components, Inc. Schaevitz designs and manufacturers a variety of tilt, displacement, and pressure transducers and transmitters in the United States that are sold worldwide. The acquisition was accounted for as a purchase. The aggregate cash paid was $17,860 (including payment to TRW Components Inc. of $16,775 and closing costs of $1,085).

The Company placed Schaevitz UK into receivership on June 5, 2002 pursuant to the terms of a Mortgage Debenture dated February 28, 2001, as the Company was no longer in a position to support its losses. Schaevitz UK's landlord has a potential dilapidations claim of up to 350 Pounds Sterling (approximately $620 based on market exchange rates as of May 13, 2004) against Schaevitz UK that arose on the expiration of the lease of 543/544 Ipswich Road Trading Estate, Slough, Berkshire, England on June 23, 2002. The amounts for Schaevitz UK on the consolidated statements of operations for the fiscal years ended March 31, 2004, 2003 and 2002 have been reclassified as discontinued operations to reflect the disposal of this operating unit. During the fiscal year ended March 31, 2003, the Company incurred $3,511 of costs and expenses in connection with the liquidation of Schaevitz UK, which consisted of write down of prepaid pension costs of $2,309 and receiver and other costs of $1,202. The amount recovered from the liquidation was approximately $1,064, of which $439 is reflected as gain on disposal of discontinued units. In the fiscal year ended March 31, 2004, the Company recovered an additional $212 from the final liquidation. This amount is reflected as income from discontinued operations.

IC SENSORS: On February 14, 2000, the Company acquired IC Sensors, Inc. from Perkin-Elmer, Inc. IC Sensor's designs, manufactures and markets micromachined silicon pressure sensors, accelerometers and microstructures. The acquisition was accounted for as a purchase. The aggregate cash paid was $12,368 (including payment to Perkin-Elmer of $12,000 and closing costs of $368).

In July 2002, the Company sold the assets, principally property and equipment, related to its silicon wafer fab manufacturing operation in Milpitas, CA to Silicon Microstructures, Inc. (SMI), a wholly-owned subsidiary of Elmos Semiconductor AG. The wafer fab operation was formerly part of the Company's IC Sensors division. The price paid by SMI for the assets was approximately $5,250, consisting of approximately $3,370 in cash and $1,880 in prepaid credit for products and services, subject to reduction under certain circumstances. Approximately $900 of the cash purchase price was used to satisfy an outstanding equipment lease obligation. The prepaid credit for products and services, as utilized, have been accounted as a component of wafer costs. The gain on this sale was approximately $159, net of tax, and has been reflected as "Gain on Sale of Assets" for the fiscal year ended March 31, 2003.

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

CONSUMER PRODUCTS THINNER BRAND: On January 30, 2004, Conair Corporation (Conair) purchased certain assets of the Company's Thinner branded bathroom and kitchen scale business. The Company previously sold its Thinner branded scales directly to retailers, predominately in the U.S. and Canada. On a going-forward basis, the Company expects to supply these scales directly to Conair.

The Company has accounted for the sale of this business under the guidance of EITF 00-21. As part of the asset purchase agreement with Conair, the Company has agreed to supply Conair existing models of bathroom and kitchen scales at prices that approximate cost to manufacture the product. Accordingly, a significant portion of the $12,418 proceeds from the sale of the business was in fact an up-front payment for future lost margins. Of the $12,418 proceeds, $11,418 was received in February 2004, and additional $1,000 was released from escrow in April 2004. The estimated total gain ("total gain"), prior to any deferral, was approximately $8,565, and is subject to further adjustments. In order to arrive at the amount of the total gain on sale that should be deferred and amortized into future periods, the Company analyzed the estimated lost margins on an OEM basis for the Thinner branded bathroom and kitchen scale models sold to Conair. The basis of the calculation was to determine the estimated remaining product lives for those Thinner branded bathroom and kitchen scale models sold to Conair. Based upon this analysis, barring any new product introduction or material change to the competitive landscape, it is estimated that the Company would have been able to continue to sell these Thinner branded bathroom and kitchen scale models into the marketplace for approximately an additional 4.25 years. Applying these factors, it was determined that $7,142 of the total gain should be deferred and amortized over the remaining life cycle of the Thinner branded bathroom and kitchen scale models sold to Conair.
Accordingly, the Company recorded a gain on the sale of the assets of $1,424 (reflected as "Gain on Sale of Assets"), and included $398 in "net sales" for the amortization of the deferred gain in the fourth quarter of the fiscal year ended March 31, 2004. The balance of the deferred gain recorded on the balance sheet at March 31, 2004 is $6,744.

7.  LONG-TERM  DEBT:


CURRENT  REVOLVING  CREDIT  FACILITY


     On January 31, 2003, the Company entered into a $15,000 revolving credit facility with Bank of America Business Capital (formerly Fleet Capital Corporation) ("BOA"). The revolving credit facility is secured by a lien on substantially all of the Company's assets. Interest accrues on the principal amount of borrowings under this facility at a fluctuating rate per year equal to the lesser of BOA's prime rate for commercial loans plus one percent (subject to a two percent increase upon the occurrence of an event of default under the loan agreement) or the maximum rate permitted by applicable law. As of March 31, 2004, the interest rate applicable to borrowings under the revolving credit facility was 5.0%. The amount of borrowing available under the revolving credit facility is determined in accordance with a formula based on certain of the Company's accounts receivable and inventory. The revolving credit facility expires on February 1, 2006. As of March 31, 2004, there were no outstanding borrowings and the Company had the right to borrow an additional $5,595 under the revolving credit facility. Commitment fees on the unused balance are equal to .375% per annum of the average monthly amount by which $15,000 exceeds the sum of the outstanding principal balance of the revolving credit loans. Commitment fees paid during the year ended March 31, 2004 were $60.

     Cash receipts are applied from the Company's lockbox accounts directly against the bank line of credit, and checks clearing the bank are funded from the line of credit. The resulting overdraft balance, consisting of outstanding checks is $778 at March 31, 2004.

     The Company's revolving credit agreement requires it to meet certain financial covenants during the term of the revolving credit facility. In addition to certain affirmative and negative covenants, which include a restriction on the payment of dividends, the Company was required to maintain a borrowing availability of at least $2,000 through the filing of its quarterly report on Form 10-Q for the three months ended June 30, 2003. This covenant expired on August 7, 2003. In addition, beginning in the fiscal quarter ended June 30, 2003, the Company is required to keep a minimum fixed charge ratio of 1 to 1 at the end of each fiscal quarter. Fixed charge ratio is defined as operating cash flow, which is EBITDA (earnings before interest, taxes, depreciation and amortization) minus cash taxes paid and minus capital expenditures, divided by the sum of scheduled principal payments and interest expense during that period. The Company is currently in compliance with all covenants in the agreement.

     The Company is prohibited from making any cash payment in settlement of the securities class action lawsuit, the DeWelt litigation or the Hibernia litigation without the prior written consent of the lender under its revolving credit facility. The Company settled the Hibernia lawsuit in November 2003, and made payment after receiving approval from BOA. On April 1, 2004, the Company reached an agreement in principle to settle the class action lawsuit, and made payment after receiving approval from BOA. On May 18, 2004, the Company reached an agreement in principle with the SEC which would resolve the commission's investigation of the Company. See Note 15 for a detailed discussion of the terms and conditions related to the Hibernia lawsuit settlement and the pending securities class action lawsuit and SEC investigation settlements.

          As of March 31, 2004, the weighted average short-term interest rate on the revolving credit facility was 5.06%. The average amount outstanding under this agreement for the period from April 1, 2003 through March 31, 2004 was $264. The Company maintains a letter of credit for $34 to guarantee the lease of its facility in Fairfield, NJ.

BRIDGE  LOAN

     On October 31, 2002, the Company received a $9,300 bridge loan from Castletop Capital, L.P., a limited partnership controlled by Morton Topfer, Chairman of the Company's Board of Directors. The proceeds from this loan were used to repay all the Company's obligations under its previous term loan and revolving credit facility. The loan was evidenced by a Senior Secured Note originally due January 31, 2003. Interest on the note initially accrued at a rate of 7% per annum (subject to a 2% increase upon the occurrence of an event of default under the note). Castletop Capital also received a warrant to purchase up to 297,228 shares of the Company's common stock for an exercise price equal to the average closing price of the Company's common stock on the American Stock Exchange for the first five trading days after October 31, 2002 ($1.64 per share). The warrant had a term of five years. On June 26, 2003, Castletop Capital exercised its warrants to purchase 297,228 shares of stock at an exercise price of $1.64.

     The relative estimated fair value of the warrant of $452 was recorded as a debt discount, and was charged to interest expense in the fiscal year ended March 31, 2003, over the original term of the debt, which was originally due on January 31, 2003.

     AMENDMENT  TO  BRIDGE  LOAN

     In January 2003, the Company used a portion of the proceeds from the BOA revolving credit facility to reduce the principal amount outstanding under the bridge loan to $2,000. Also, in connection with the revolving credit facility transaction, the terms of the bridge loan were amended as follows:

     -    The  maturity  date  of the Castletop note was extended to January 31,
          2005;
     - The security interest and rights of Castletop under the bridge loan agreement were subordinated to those of BOA; and
     -    The  non-default  interest rate under the bridge loan was increased to
          11%.
     -    .

     There were no amendments to the warrant issued as part of the bridge loan transaction.



     SECOND  AMENDMENT  TO  BRIDGE  LOAN

     On April 11, 2003, the Company entered into a second amendment to the bridge loan to increase the aggregate principal amount of the Subordinated Note in favor of Castletop Capital, L.P. from $2,000 to $5,000. No other changes were made to the note. See Note 15 "Commitments and Contingencies". The additional borrowing was used to fund the $3,200 renewal premium payable in connection with the renewal of the Company's Directors and Officers liability insurance coverage (which renewal premium represented a combination of the market premium for D&O coverage for the period from April 7, 2003 through April 7, 2004 plus the Company's contribution toward a potential settlement in the class action lawsuit). (Note 15). The revolving credit agreement prohibited the Company from prepaying the bridge loan before September 30, 2003. In September 2003, with authorization from BOA, the Company retired this facility by repaying $5,000 in borrowings to Castletop.

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


8.  SHAREHOLDERS'  EQUITY:

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

     In December 2001, the Company issued 314,081 shares of common stock in a private placement to a member of the Board of Directors. The purchase price was $2,008 or $6.37 per share, which was an eight percent discount from the average closing price for the twenty trading days preceding December 24, 2001, the effective date of the purchase. These monies that were received in January 2002 were used to fund operations and repay debt. The Company is required to file a registration statement on Form S-3 to register the resale of these shares following the first anniversary from the effective date or as soon as it shall become eligible to use such form. As of March 31, 2004 such form has not yet been filed.

     On October 31, 2002, Castletop Capital, LP was issued warrants to purchase 297,228 shares of the Company's common stock in conjunction with the $9,300 loan made to the Company on that date. The warrants had an exercise price of $1.64 per share, and had an exercise period of five years. The Company valued these warrants using a Black-Scholes model at $452, recorded such value as debt discount and charged the discount to interest expense over the life of the debt, which was originally due on January 31, 2003. See Note 7. On June 26, 2003, Castletop exercised its warrant to purchase 297,228 shares of stock at an exercise price of $1.64.

     On various dates, warrants were issued to Corporate Revitalization Partners, (CRP) for successfully achieving objectives outlined by the Company's Board of Directors and Compensation Committee. In November 2002, warrants to purchase 87,720 shares of the Company's common stock were issued to CRP for the successful negotiation and execution of a long-term forbearance agreement, and for the Company being in compliance with the forbearance agreement as of September 30, 2002. On January 31, 2003, warrants to purchase an additional 32,895 shares of the Company's common stock were issued to CRP for the successful refinancing of the Company's lines of credit. Expense related to these warrants for the fiscal year ended March 31, 2003 was calculated at $234 using a Black-Scholes model. All warrants issued to CRP had an exercise period of three years and exercise prices equal to $2.28. On June 12 and 13, and July 14, 2003, CRP exercised its warrant to purchase all 120,615 shares of stock at an exercise price of $2.28.

     Effective April 21, 2003, the Company entered into an agreement with Four Corners Capital Partners LP ("Four Corners") to provide for the services of Frank Guidone as Chief Executive Officer of the Company. In connection with the retention of the services of Mr. Guidone, Four Corners was also issued a warrant to purchase up to 600,000 shares of the Company's common stock at an exercise price of $3.16 per share. Subject to the continued service of Mr. Guidone, the right to purchase the shares vests at a rate of 35%, 30%, 20% and 15%, respectively, in each of the four years following the grant date of the warrant, with the potential of a reduced vesting period if certain performance targets are achieved. As a result of the performance of the Company's common stock, the 35%, 30%, 20% and 15% of the warrant shares became vested on September 18, 2003, October 24, 2003, and November 28, 2003, and January 22, 2004 respectively. The Company recorded a non-cash equity based compensation charge of $6,484 ($0.46 per share diluted) during the fiscal year ended March 31, 2004, representing the estimated fair value of the portion of the warrant that vested. For the three months ended March 31, 2004, the warrant was valued using the Black-Scholes option pricing model, using a risk free rate of 0.95%, volatility of 0.27, and warrant life of two months. On March 29, 2004, Four Corners has exercised the warrant to purchase an aggregate of 600,000 shares of common stock and elected to pay the exercise price of the warrant by having the Company withhold a number of shares having a fair market value to the exercise price. Based on the closing price of $19.11 on March 29, 2004, Four Corners received 500,785 shares of common stock from this transaction. See Note 13 for impact on diluted earnings per share of the 600,000 warrant shares issued to Four Corners. See Note 10 for related party discussion.

     JL is subject to certain Chinese government regulations, including currency exchange controls, which limit cash dividends and loans to ML and MSI. At March 31, 2004 and 2003, JL's restricted net assets approximated $7,330, and $13,742, respectively.


9.  BENEFIT  PLANS:

DEFINED  CONTRIBUTION  PLANS:

     The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. Substantially all of its U.S. employees are eligible to participate after completing three months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants' contributions. The Company intends to match $362 to the plan for the fiscal year ended March 31, 2004. For the fiscal year ended March 31, 2003 there were no matching contributions to the plan. For the fiscal year ended March 31, 2002,the Company's matching contribution was $598.

     At the discretion of the Board, the Company may make profit sharing contributions. No profit sharing contributions were made for fiscal 2003 and 2002.


DEFINED  BENEFIT  PLANS:

     The Company had provided a contributory defined benefit retirement plan for certain Schaevitz UK employees. As a result of the Company's decision to liquidate its Schaevitz UK in the fiscal quarter ended June 30, 2002, the Company wrote-off the Schaevitz UK net prepaid pension asset of $2,309 in that quarter. The Company has received a letter from the plan's actuary stating that he has determined that there is no further statutory liability for the Company in accordance with current UK legislation.

The following table set forth reflects the amounts included in discontinued operations related to the defined benefit plan.

The net periodic pension cost which is included in discontinued operations, included the following components:

                                          YEAR ENDED
                                          MARCH  31,
                                             2002
                                          ----------
     Service  cost                        $     285
     Interest  cost                             171
     Expected  return  on  plan  assets        (428)
                                          ----------
     Net  periodic  pension  cost         $      28
                                          ==========

10.  RELATED  PARTY  TRANSACTIONS:

Restructuring  Services

In May 2002, the Company retained Corporate Revitalization Partners ("CRP") to conduct its ongoing operational/financial restructuring efforts. In June 2002, Frank Guidone, a Managing Director of CRP, became the Company's Chief Executive Officer (See "Executive Services and Non-Cash Equity Based Compensation" below for a discussion of the current agreement relating to Mr. Guidone's services as Chief Executive Officer of the Company). The Company no longer utilizes the services of CRP as of the end of March 2004. As of March 31, 2004, on a cumulative basis, the Company has incurred $3,613 in consulting fees and expenses to CRP (excluding the success fees described in this paragraph). For the fiscal years ended March 31, 2004 and 2003, the Company incurred $1,011 and $2,602, respectively, in fees to CRP.

In addition to consulting fees based on hours billed by CRP consultants (at hourly rates that range from $175 to $275 and that are capped at a maximum of 50 hours per consultant each week), CRP earned an aggregate "success fee" of $138 and warrants exercisable to purchase an aggregate of 120,615 shares of the Company's common stock (at an exercise price of $2.28/share) as a result of the achievement of certain goals in connection with the Company's restructuring program. On June 12 and 13, and July 14, 2003, CRP exercised its warrant to purchase 120,615 shares of stock at an exercise price of $2.28. During the fiscal year ended March 31, 2003, the Company expensed $234 relating to the CRP warrants (See Note 8).

Executive  Services  and  Non-Cash  Equity  Based  Compensation

On April 21, 2003, the Compensation Committee of the Company's Board of Directors reached a verbal agreement with Frank Guidone regarding his long term retention as Chief Executive Officer. Definitive agreements memorializing this arrangement were entered into on July 22, 2003, between the Company and Four Corners Capital Partners, LP ("Four Corners"), a limited partnership of which Mr. Guidone is a principal. Pursuant to this arrangement, Four Corners will make Mr. Guidone available to serve as the Company's Chief Executive Officer for which it will receive an annual fee of $400 (plus travel costs for Mr. Guidone) and will be eligible to receive a performance-based bonus. The agreement is for an indefinite period of time and both parties have the right to terminate the agreement on sixty day's advance notice. Through March 31, 2004, the Company paid an aggregate of $333 and $78 for compensation and for the reimbursement of travel costs, respectively, to Four Corners under this agreement.

In connection with the retention of the services of Mr. Guidone, Four Corners was also issued a warrant to purchase up to 600,000 shares of the Company's common stock at an exercise price of $3.16 per share. Subject to the continued service of Mr. Guidone, the right to purchase the shares vests at a rate of 35%, 30%, 20% and 15%, respectively, in each of the four years following the grant date of the warrant, with the potential of a reduced vesting period if certain performance targets are achieved. As a result of the performance of the Company's common stock, all warrant shares became vested during the fiscal year ended March 31, 2004. As a result of the performance of the Company's common stock, the 35%, 30%, 20% and 15% of the warrant shares became vested on September 18, 2003, October 24, 2003, and November 28, 2003, and January 22, 2004, respectively. The Company recorded a non-cash equity based compensation charge of $6,484 ($.46 per share diluted) during the fiscal year ended March 31, 2004, representing the estimated fair value of the portion of the warrant that vested. For the each of the quarters in the fiscal year ended March 31, 2004 , the warrant was valued using the Black-Scholes option pricing model, using a risk free rate, volatility factor, and warrant life as detailed in the chart below.

WARRANT  VALUATION
                           Q1        Q2            Q3           Q4
                         -------  ---------  --------------  --------
Shares Vested                 -    210,000         300,000    90,000
Option Value             $ 5.28   $  10.36   $ 9.17-$17.28   $ 18.43
Volatility                62.79%     45.84%   25.07%-43.82%    27.23%
Risk-Free Interest Rate    1.08%      1.01%     0.95%-1.04%     0.95%

On March 29, 2004, Four Corners exercised the warrant to purchase an aggregate of 600,000 shares of common stock and elected to pay the exercise price of the warrant by having the Company withhold a number of shares having a fair market value to the exercise price. Based on the closing price of $19.11 on March 29, 2004, Four Corners received 500,785 shares of common stock from this transaction. See Note 13 for impact on diluted earnings per share of the 600,000 warrant shares issued to Four Corners. See Note 8 for impact on Shareholder's equity.

In addition, in connection with this arrangement, Mr. Guidone entered into a non-competition agreement and Four Corners was granted registration rights relating to any shares purchased under the warrant.

See Note 7 for a discussion of the bridge loan from Castletop Capital, L.P., a limited partnership controlled by Morton L. Topfer, Chairman of the Company's Board of Directors.

     In September 2001, the Company loaned $125 to Steven Petrucelli, a former member of its Board of Directors. The loan, which was subsequently memorialized by a Promissory Note dated August 1, 2002, accrues interest at a rate of 6% per year. Bimonthly payments of principal and interest in the amount of $1,000 are payable until September 15, 2006. Under the terms of the Promissory Note, Mr. Petrucelli was able to reduce the outstanding balance of the loan by the amount of any un-submitted business expenses. In April 2003, Mr. Petrucelli submitted prior business expenses totaling $49, which were used to reduce the balance of the loan.

Accordingly, at March 31, 2004 and 2003, there was $43, and $61, respectively, outstanding under the loan. The entire unpaid balance of principal and accrued interest under the note is due and payable on September 15, 2006. The loan is included in other assets.

     In connection with the resignation of the former Chief Executive Officer of the Company, Joseph R. Mallon, Jr., effective February 4, 2003, the Company agreed to make a severance payment of $225 (one year's salary) to Mr. Mallon and to provide continued medical insurance coverage under its group plan for one year following the date of his termination. The Company also agreed to extend the exercise period for certain options held by Mr. Mallon until January 31, 2004, and to reimburse for up to $25 in tuition for continuing business education. An aggregate of $286 was included in selling, general and administrative expenses during the year ended, March 31, 2003 relating to such severance. As of March 31, 2004, an accrual for such costs of $25 is included in accrued expenses.

11.  RESTRUCTURING  AND  OTHER  COSTS:

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

                                 RESTRUCTURING     PAYMENTS                     RESTRUCTURING
                                  COST FOR THE    MADE DURING                    COST FOR THE     PAYMENT MADE
                 BALANCE AS OF     YEAR ENDED      THE YEAR     BALANCE AS OF     YEAR ENDED     DURING THE YEAR   BALANCE AS OF
                   MARCH 31,       MARCH 31,      ENDED MARCH     MARCH 31,       MARCH 31,        ENDED MARCH       MARCH 31,
                      2002            2003         31, 2003          2003            2004           31, 2004            2004
Severance (106
employees)       $           85  $            -  $        (85)  $            -  $            -  $              -   $            -
Severance (49
employees)       $            -             150          (150)               -               -                 -                -
Lease
termination                 522             839            (2)           1,359             506            (1,425)             440
                 ----------------------------------------------------------------------------------------------------------------
                 $          607             989  $       (237)  $        1,359             506  $         (1,425)  $          440
                 ================================================================================================================
Write down of
fixed assets                                230                                              -
                                 --------------                                 --------------
TOTAL                            $        1,219                                 $          506
                                 ==============                                 ==============


12.  INCOME  TAXES:

Income (loss) before income taxes and the cumulative effect of accounting change consists of the following:


                                                                              2004           2003       2002
                                                                        ---------------------------------------
Domestic                                                                $          2,533   $(10,534)  $(19,156)
Foreign                                                                            6,579      4,694     (2,566)
                                                                        ---------------------------------------
                                                                        $          9,112   $ (5,840)  $(21,722)
                                                                        =======================================

The income tax provision (benefit) consists of the following:

                                                                              2004           2003       2002
                                                                        ---------------------------------------
Current
                                                               Federal  $          1,087   $      -   $   (132)
                                                               Foreign             1,009        345         59
                                                               State                 310        138        (55)
                                                                        ---------------------------------------
                                                                 Total  $          2,406   $    483   $   (128)
                                                                        ---------------------------------------


Deferred
                                                               Federal           (12,468)         -      1,689
                                                               Foreign                 -          -        110
                                                               State              (2,200)         -        841
                                                                        ---------------------------------------
                                                                 Total           (14,668)         -      2,640
                                                                        ---------------------------------------
                                                                        $        (12,262)  $    483   $  2,512
                                                                        =======================================


Differences between the federal statutory income tax rate
and the effective tax rates are as follows:
                                                                              2004           2003       2002
                                                                        ---------------------------------------
U.S. Federal Statutory tax rate                                                     34.0%     -34.0%     -34.0%
Fine                                                                                 3.7%         -          -
Options                                                                              1.9%         -          -
Effect of foreign taxes                                                            -13.2%      -1.4%       3.1%
State taxes and other                                                                2.2%       1.0%      -0.1%
Over Under                                                                          -3.0%       0.0%       0.0%
Valuation allowance                                                               -157.3%      39.9%      40.6%
M & E                                                                                0.2%         -          -
                                                                        ---------------------------------------
                                                                                  -131.5%       5.5%       9.6%
                                                                        =======================================

     The Company's share of cumulative undistributed earnings of its foreign subsidiaries was approximately $ 12,100 and $7,100 at March 31, 2004 and 2003 (as restated), respectively. The difference between the Federal Statutory Rate and the above relate to the utilization of the Federal Net Operating Loss and the application of the alternative minimum tax. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations. It is not practical to estimate the amount of additional tax that might be payable on these foreign earnings in the event of distribution or sale. However, under existing law, foreign tax credits would be available to substantially reduce, or in some cases, eliminate U.S. taxes payable.

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

     The significant components of the net deferred tax assets consist of the following:

                                                        YEAR ENDED MARCH 31,
                                                        --------------------
DEFERRED TAX ASSET                                         2004      2003
------------------                                       -------  ---------
CURRENT DEF TAX ASSETS
    NET OPERATING LOSS                                    10,673    11,652
    ACCOUNTS RECEIVABLE ALLOW                                163       702
    INVENTORY                                                657     1,232
    ACCRUED EXPENSES                                         802     1,673
    OTHER                                                    169       155
                                                         -------  ---------
      TOTAL                                              $12,464  $ 15,414

CURRENT DEF TAX LIABILITY                                      -         -
VALUATION ALLOWANCE                                            -   (15,414)
                                                         -------  ---------
NET CURRENT DEFERRED TAX ASSET                            12,464         -
                                                         =======  =========

LONG-TERM DEFERRED TAX ASSETS
    DEFERRED GAIN                                          2,697         -
    WARRANTY                                                  75        52
                                                         -------  ---------
    TOTAL LONG TERM ASSET                                  2,772        52

LONG-TERM DEFERRED TAX LIABILITY
    BASIS DIFFERENCE IN FIXED ASSETS                        -568      -653
                                                         -------  ---------
    TOTAL LONG TERM LIABILITY                               -568      -653
VALUATION ALLOWANCE                                            0       601
                                                         -------  ---------
NET LONG TERM DEFERRED TAX LIABILITY                       2,204         -
                                                         -------  ---------
TOTAL NET DEFERRED TAX ASSET                              14,668         -
                                                         =======  =========

     In 2003, the Company had a pretax loss for financial reporting purposes. Recognition of deferred tax assets required generation of future taxable income. Since there was no assurance that the Company would generate profits at the end of March 2003, a valuation allowance was established for $15,414. The Company has reversed this valuation allowance for the year ended March 31, 2004.

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


13.  PER  SHARE  INFORMATION:

     Basic per share information is computed based on the weighted-average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, less the shares that may be repurchased with the funds received from their exercise. Potentially dilutive securities are not included in earnings per share for the years ended March 31, 2004 and 2003 as their inclusion would be antidilutive.

     The following is a reconciliation of the numerators and denominators of basic and diluted EPS computations for the year ended March 31, 2001:

                                     Income (Loss)
                                         from
                                      continuing    Weighted Average
                                      operations      Shares (000)      Per-Share
                                      (Numerator)     (Denominator)       Amount
                                     ---------------------------------------------
March 31, 2004
  Basic per share information        $     21,586             12,333   $     1.75
  Effect of dilutive securities                                1,664   $     0.21
                                     -------------------------------
                                     $     21,586             13,997   $     1.54
                                     ===============================

March 31, 2003
  Basic per share information        $     (9,097)            11,911   $    (0.76)
  Effect of dilutive securities                                                 -
                                     -------------------------------
    Diluted per-share information    $     (9,097)            11,911   $    (0.76)
                                     ===============================

March 31, 2002
  Basic per share information        $    (29,047)            10,531   $    (2.76)
  Effect of dilutive securities                                                 -
                                     -------------------------------
    Diluted per-share information    $    (29,047)            10,531   $    (2.76)
                                     ===============================

     For the years ended March 31, 2004 and 2003, an aggregate of 1,217,000 and 665,000 options and warrants respectively, were excluded from the earnings per share calculation because the effect would be antidilutive. No dilutive securities were excluded in the year ended March 31, 2001.

14.  STOCK  OPTION  PLANS:

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

     Options to purchase up to 1,500,000 shares may be granted under the Company's 1998 Stock Option Plan, (the "1998 Plan") until its expiration on October 19, 2008. Shares issuable under 1998 Plan grants which expire or otherwise terminate without being exercised become available for later issuance. A total of 1,246,694, 1,411,070 and 728,438 options to purchase shares were outstanding at March 31, 2004, 2003 and 2002, respectively under the 1998 plan.

     On July 28, 2003, the Board of Directors adopted the Measurement Specialties, Inc. 2003 Stock Option Plan , which was approved by shareholders at the 2003 Annual Meeting on September 23, 2003. Options to purchase up to 1,000,000 common shares were eligible to be granted under the 2003 stock option plan, and as of March 31, 2004, no stock options were issued under the 2003 stock option plan.

     Options under all Plans generally vest over service periods of up to five years, and expire no later than ten years from the date of grant. Options may, but need not, qualify as "incentive stock options" under section 422 of the Internal Revenue Code. Tax benefits are recognized upon nonqualified exercises and disqualifying dispositions of shares acquired by qualified exercises. There were no changes in the exercise prices of outstanding options, through cancellation and reissuance or otherwise, for 2004, 2003, or 2002.

     A summary of the status of stock options as of March 31, 2004, 2003, and 2002 and changes during the years ended on those dates is presented below:

                                                       WEIGHTED-AVERAGE
                           NUMBER  OF  SHARES          EXERCISE  PRICE
                       -------------------------  ------------------------
                       OUTSTANDING   EXERCISABLE  OUTSTANDING  EXERCISABLE
                       ------------  -----------  -----------  -----------
MARCH 31, 2001           1,199,884       458,044         7.60         2.71

    Granted at market      222,300                      15.10
    Forfeited             (190,080)                     11.53
    Exercised             (182,434)                      2.35
                       ------------               -----------
MARCH 31, 2002           1,049,670       514,660         9.39         4.55

    Granted at market      971,400                       2.32
    Forfeited             (252,100)                     16.40
    Exercised              (58,000)                      2.30
                       ------------               -----------
MARCH 31, 2003           1,710,970       539,530         4.59         5.70
                       ============

    Granted at market      153,000                      12.92
    Forfeited             (112,700)                      6.38
    Exercised             (420,026)                      2.59
                       ------------  -----------  -----------  -----------
MARCH 31, 2004           1,331,244       560,760         6.00         6.03

     Summarized information about stock options outstanding at March 31, 2004 follows:

                                                                                    WEIGHTED-
       NUMBER OF                                            WEIGHTED-AVERAGE         AVERAGE
   UNDERLYING SHARES               EXERCISE                 EXERCISE  PRICE         REMAINING
------------------------  --------------------------     ----------------------  -----------------
OUTSTANDING  EXERCISABLE          PRICE RANGE         OUTSTANDING   EXERCISABLE  CONTRACTUAL LIFE
-----------  -----------  --------------------------  ------------  -----------  -----------------

    872,614      360,960  $       1.38  $       3.81  $       1.79  $      1.80               7.79
    112,230       61,400  $       5.25  $       9.50  $       7.22  $      8.23               7.35
    267,400       99,000  $      13.39  $      18.80  $      14.90  $     14.19               7.12
     79,000       39,400  $      19.38  $      24.88  $      20.67  $     20.79               6.38
------------------------                              --------------------------------------------
  1,331,244      560,760                              $       6.00  $      6.03               7.60
========================                              ============================================

     Based on calculations using the Black-Scholes option pricing model, the weighted-average fair value of options granted in 2004, 2003, and 2002 at the date of grant was $12.74, $2.29, and $9.03 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (single grant assumption with straight-line amortization) with the following weighted-average assumptions:

                               2004    2003   2002
                              ------  ------  -----
     Expected volatility      205.8%  205.7   90.0%
     Risk-free interest rate    1.8%    2.8%   4.9%
     Dividend yield.             --      --     --
     Expected life in years.    5.0     5.0    5.0

15.  COMMITMENTS  AND  CONTINGENCIES:

LEASES. The Company leases certain property and equipment under noncancelable operating leases expiring on various dates through July 2011. Company leases that include escalated lease payments are straight-lined over that base lease period, in accordance with SFAS 13. Rent expense, including real estate taxes, insurance and maintenance expenses associate with net operating leases approximate $2,138 for 2004, $969 for 2003, and $3,032 for 2002. At March 31,
2004, total minimum rent payments under leases with initial or remaining noncancelable lease terms of more than one year were:

                            YEAR  ENDING  MARCH  31,
                          ----------------------------
                                2005          $  1,906
                                2006               983
                                2007               918
                                2008               938
                                2009               958
                          Thereafter          $  3,269

LITIGATION:


PENDING  MATTERS

     U.S  Attorney  Investigation
     The Company has learned that the Office of the United States Attorney for the District of New Jersey is conducting an inquiry into the matters that are being investigated by the SEC. The Company cannot predict how long this investigation will continue or its ultimate outcome.

     Robert L. DeWelt v. Measurement Specialties, Inc. et al., Civil Action No. 02-CV-3431. On July 17, 2002, Robert DeWelt, the former acting Chief Financial Officer and general manager of the Company's Schaevitz Division, filed a lawsuit against the Company and certain of the Company's officers and directors. Mr. DeWelt resigned on March 26, 2002 in disagreement with management's decision not to restate certain of the Company's financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. The Company filed a Motion to Dismiss this case, which was denied on June 30, 2003. The Company has answered the complaint and is engaged in the discovery process. This litigation is ongoing and the Company cannot predict its outcome at this time.

     In re Service Merchandise Company, Inc. (Service Merchandise Company,  Inc.
v. Measurement Specialties, Inc.), United States Bankruptcy Court for the Middle District of Tennessee, Nashville Division, Case No. 399-02649, Adv. Pro. No. 301-0462A. The Company is currently the defendant in a lawsuit filed in March 2001 by Service Merchandise Company, Inc. ("SMC") and its related debtors (collectively, the "Debtors") in the context of the Debtors' Chapter 11 bankruptcy proceedings. The Bankruptcy Court entered a stay of the action in May 2001, which was lifted in February 2002. The action alleges that the Company received approximately $645 from one or more of the Debtors during the ninety (90) day period before the Debtors filed their bankruptcy petitions, that the transfers were to the Company's benefit, were for or on account of an antecedent debt owed by one or more of the Debtors, made when one or more of the Debtors were insolvent, and that the transfers allowed the Company to receive more than the Company would have received if the cases were cases under Chapter 7 of the United States Bankruptcy Code. The action seeks to disgorge the sum of approximately $645 from the Company. It is not possible at this time to predict the outcome of the litigation or estimate the extent of any damages that could be awarded in the event that the Company is found liable to the estates of SMC or the other Debtors.

     From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's business, financial condition, or operating results.

PENDING  SETTLEMENTS

In re: Measurement Specialties, Inc. Securities Litigation, 02 Civ. No. 1071 (D.N.J.). On March 20, 2002, a class action lawsuit was filed on behalf of purchasers of the Company's common stock in the United States District Court for the District of New Jersey against the Company and certain of the Company's present and former officers and directors. The complaint was subsequently amended to include the underwriters of the Company's August 2001 public offering as well as the Company's former auditors. The lawsuit alleged violations of the federal securities laws. The lawsuit sought an unspecified award of money damages. After March 20, 2002, nine additional similar class actions were filed in the same court. The ten lawsuits were consolidated into one case under the caption In re: Measurement Specialties, Inc. Securities Litigation, 02 Civ. No. 1071 (D.N.J.). Plaintiffs filed a Consolidated Amended Complaint on September 12, 2002. The underwriters made a claim for indemnification under the underwriting agreement.

     On April 1, 2004, the Company reached an agreement in principle to settle this class action lawsuit. Pursuant to the agreement, the case will be settled as to all defendants in exchange for payments of $7,500 from the Company and $590 from Arthur Andersen, the Company's former auditors. Both the Company's primary and excess D&O insurance carriers initially denied coverage for this matter. After discussion, the Company's primary D&O insurance carrier agreed to contribute $5,000 and its excess insurance carrier agreed to contribute $1,400 to the settlement of this case. As part of the arrangement with its primary carrier, the Company agreed to renew its D&O coverage for the period from April 7, 2003 through April 7, 2004. The $3,200 renewal premium represented a combination of the market premium for an aggregate of $6,000 in coverage for this period plus a portion of the Company's contribution toward the settlement. The settlement agreement is subject to court approval and can be terminated by plaintiffs or defendants, under certain circumstances.

     SEC  Investigation

     In February 2002, the Company contacted the staff of the SEC after discovering that its former chief financial officer had made the misrepresentation to senior management, the board of directors and its auditors that a waiver of a covenant default under its credit agreement had been obtained when, in fact, its lenders had refused to grant such a waiver. Since February 2002, the Company and a special committee formed by its board of directors have been cooperating with the staff of the SEC. In June 2002, the staff of the Division of Enforcement of the SEC informed the Company that it is conducting a formal investigation relating to matters reported in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

     On May 18, 2004, the Company reached an agreement in principle with the SEC which would resolve the commission's investigation of the Company. Pursuant to the agreement, the Company will pay $1,000 in disgorgement and civil penalties. The settlement agreement is subject to court approval.

     As of March 31, 2004, the Company has provided an accrual of $2,100 associated with certain of the legal matters discussed above. However, there can be no assurance that additional amounts may not be required to dispose of such matters.

SETTLEMENT

     .Exeter Technologies, Inc. and Michael Yaron v. Measurement Specialties, Inc. (Arbitration). Exeter Technologies, Inc. ("Exeter") and Michael Yaron alleged underpayments of approximately $322 relating to a January 5, 2000 Product Line Acquisition Agreement. The Company maintained the claim failed to recognize the Company's rights to certain contractual allowances and offsets. In March 2004, the parties settled this matter for a $300 payment by the Company.


16.     SEGMENT  INFORMATION:

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

     At March 31, 2004, the foreign subsidiaries' total assets aggregated $24.1million of which, $8.8 million was in Hong Kong and $15.3 million was in China. At March 31, 2003 the foreign subsidiaries' total assets aggregated $20.5 million of which, $4.9 million was in Hong Kong and $15.6 million in China. The Company is potentially subject to the risks of foreign currency transaction and translation losses, which might result from fluctuations in the values of the Hong Kong dollar and the Chinese renminbi. The foreign subsidiaries' operations reflect intercompany transfers of costs and expenses, including interest on intercompany trade receivables, at amounts established by the Company.

The following is information related to industry segments:

                                                                    FOR THE YEAR ENDED MARCH 31,

                                                                     2004       2003       2002
 Net sales
   Consumer Products                                               $ 52,566   $ 55,350   $ 48,362
   Sensors                                                           60,247     52,326     48,911
                                                                   -------------------------------
      Total                                                        $112,813   $107,676   $ 97,273
                                                                   -------------------------------
 Operating income (loss)
   Consumer Products                                                  9,715      8,334      3,887
   Sensors                                                           16,459      6,931    (12,991)
                                                                   -------------------------------
     Total segment operating income (loss)                           26,174     15,265     (9,104)
   Corporate expenses                                               (18,275)   (19,510)   (10,004)
                                                                   -------------------------------
     Total operating income (loss)                                    7,899     (4,245)   (19,108)
   Interest expense, net of interest income                             323      2,057      2,371
   Gain on wafer fab sales                                           (1,424)      (159)
   Other expense (income)                                              (112)      (303)       243
                                                                   -------------------------------
      Income (loss) from continuing operations before
         income taxes and cumulative effect of accounting change      9,112     (5,840)   (21,722)
    Income tax                                                      (12,262)       483      2,512
                                                                   -------------------------------


       Income (loss) from continuing operations before
           cumulatvie effect of accounting change                    21,373     (6,323)   (24,234)
                                                                   -------------------------------
    Discontinued Operations:
       Income (loss) from operations of discontinued units (net
           of income tax benefit)                                       212     (3,910)    (4,565)
       Gain on disposition of discontinued units (net
            of income tax benefit)                                        -      1,136          -
                                                                   -------------------------------
     Loss from discontinued units                                       212     (2,774)    (4,565)
                                                                   -------------------------------
     Income (loss) before cumulative effect of accounting change     21,586     (9,097)   (28,799)
     Cumulative effect of accounting change, net of taxes                            -       (248)
                                                                   -------------------------------
     Net income (loss)                                             $ 21,586   $ (9,097)  $(29,047)
                                                                   ===============================

 Depreciation and amortization:
   Consumer Products                                               $    829   $    887   $    866
   Sensors                                                            1,995      2,444      3,683
                                                                   -------------------------------
      Total                                                        $  2,824   $  3,331   $  4,549
                                                                   ===============================


                                           MARCH  31,
                                   -------------------------
                                     2004     2003     2002
                                   -------  -------  -------
Segment Assets
  Consumer products                $11,518  $11,478  $17,118
  Sensors                           31,474   34,391   33,668
  Corporate                         34,008      299    2,194
  Assets held for sale - Consumer        -        -   27,984
  Assets held for sale - Sensors         -        -    8,648
                                    -------  -------  ------
    Total                          $77,000  $46,168  $89,612
                                   =======  =======  =======

Capital Expenditures:
  Consumer products                    523      817      687
  Sensors                            1,176      701    1,679
  Corporate                            244        -        -
                                    -------  -------  ------
    Total                          $ 1,943  $ 1,518  $ 2,366
                                   =======  =======  =======


     Geographic information for revenues, based on country of origin, and long-lived assets, which included property, plant and equipment, goodwill and other intangibles, net of related depreciation and amortization follows:

                    2004      2003     2002
                 --------  --------  -------
Net sales:
  United States  $ 77,537  $ 81,795  $70,278
  Germany           5,268     5,754    7,580
  France            2,337     1,634      863
  Other Europe     14,854    11,870    5,181
  Other            12,817     6,623   13,371
                 --------  --------  -------
    Total:       $112,813  $107,676  $97,273
                 ========  ========  =======

Long-lived assets:
                    2004      2003     2002
                 --------  --------  -------
  United States  $  7,315  $  8,117  $ 9,422
  China             8,136     8,649    9,464
                 --------  --------  -------
    Total:       $ 15,451  $ 16,766  $18,886
                 ========  ========  =======

17.  CONCENTRATIONS:

     Financial instruments, which potentially subject the Company to significant concentrations of credit risk, are principally cash, long-term debt and trade accounts receivable.

     The Company generally maintains its cash equivalents at major financial institutions in the United States, Canada, Hong Kong and China. Cash held in foreign institutions amounted to $3,255 and $1,709 at March 31, 2004 and 2003, respectively. The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy.

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

     A United States manufacturer and distributor of electric housewares accounted for 14.7%, 7.1%, and 8.1% of net sales for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. A German distributor of diversified house wares accounted for 7.6%, 8.3%, and 7.3% of net sales for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. Both customers are in the Company's Consumer Products segment.

18.     QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED):

     Presented below is a schedule of selected quarterly operating results.

                                                   FIRST         SECOND         THIRD        FOURTH
                                                  QUARTER        QUARTER       QUARTER      QUARTER
                                                 ENDED JUNE    ENDED SEPT.   ENDED DEC.   ENDED MARCH
                                                     30            30            31            31
YEAR ENDED MARCH 31, 2004
As Reported
  Net sales                                    $    26,041   $     28,559   $    31,869  $     26,344
  Gross profit                                 $    12,589   $     12,307   $    14,046  $     11,358
  Net income                                   $     3,783   $      1,715   $       888  $     15,200
Income
  Income per share, basic                             0.32           0.14          0.07          1.20
  Income per share, diluted                           0.30           0.12          0.06          1.08
YEAR ENDED MARCH 31, 2003
As Reported
  Net sales                                    $    23,725   $     32,300   $    28,351  $     23,300
  Gross profit                                 $     7,917   $     10,676   $    11,140  $      8,263
  Net income (loss)                            $    (5,703)  $     (1,041)  $     1,608  $     (3,961)
Income (loss)
  Income (loss) per share, basic and diluted         (0.48)         (0.09)         0.13         (0.33)

Earnings per share are computed independently for each of the quarters presented, on the basis described in 13. The sum of the quarters may not be equal to the full year earnings per share amounts.

SCHEDULE  II

                                                                                                                  SCHEDULE II

                                              VALUATION AND QUALIFYING ACCOUNTS
                                          Year Ended March 31, 2004, 2003, and 2002


                   Col. A                       Col. B                Col. C              Col. D                 Col. E
--------------------------------------------  -------------  ------------------------  -------------       ------------------
                                                                    Additions
                                                             ------------------------
                                                                          Charged to
                                               Balance at    Charged to      Other
                                              Beginning of    Costs and    Accounts     Deductions-        Balance at End of
Description                                      Period       Expenses     Describe      Describe                Period
--------------------------------------------  -------------  -----------  -----------  -------------       ------------------
Year ended March 31, 2004
Deducted from asset accounts:
   Allowance for doubtful accounts            $       1,038  $       245               $       (956)  (a)  $              327
   Sales reserve                              $         515  $     1,409               $     (1,756)  (b)                 168
   Inventory allowance                        $       4,996  $       358               $     (1,148)  (c)               4,206
   Valuation allowance for deferred taxes     $      15,414                            $    (15,414)  (d)                   -
   Warranty Reserve                           $         762  $       333               $       (426)  (e)                 669
Year ended March 31, 2003
Deducted from asset accounts:
   Allowance for doubtful accounts            $         658  $       842               $       (462)  (a)  $            1,038
   Sales reserve                              $         389               $     1,703  $     (1,577)  (b)                 515
   Inventory allowance                        $       5,106  $     1,285               $     (1,395)  (c)               4,996
   Valuation allowance for deferred taxes     $      13,014               $     2,400                 (d)              15,414
   Warranty Reserve                           $         685  $       641               $       (564)  (e)                 762
Year ended March 31, 2002*
Deducted from asset accounts:
   Allowance for doubtful accounts            $         914  $       809               $     (1,065)  (a)  $              658
   Sales reserve                              $         337               $       876  $       (824)  (b)                 389
   Inventory allowance                        $       2,074  $     3,577               $       (545)  (c)               5,106
   Valuation allowance for deferred taxes     $         500  $    12,514                                               13,014
   Warranty Reserve                           $         619  $       614               $       (548)  (c)                 685

(a) Bad debts written off, net of recoveries
(b) Actual returns received
(c) Inventory sold or destroyed
(d) Increase (Decrease) valuation allowance