Form 10-Q
period 2004-06-30
MEASUREMENT SPECIALTIES INC
filed 2004-08-05
CIK 778734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30 2004

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
      (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO. )


            710 ROUTE 46 EAST, SUITE 206, FAIRFIELD, NEW JERSEY 07004
            ---------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)

                                  (973) 808-3020
                             ------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,309,409 shares of common stock, no par value per share, at July 29, 2004.

PART I. FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . .   3

ITEM 1. FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . .   3
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED). . . . .   3

      CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED). . . . . . . . . .   4

      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)  6

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED). . . . .   7

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) . .   8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OFOPERATIONS. . . . . . . . . . . . . . . . . .  16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . .  26

ITEM 4.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . .  27

PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .  27

ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . .  27

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . .  28

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

ITEM 1.  FINANCIAL STATEMENTS

                          MEASUREMENT SPECIALTIES, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         FOR THE THREE MONTHS
                                                            ENDED JUNE 30,
                                                      --------------------------
                                                          2004          2003
                                                      ------------  ------------
Net sales                                             $    28,020   $    26,041
Cost of goods sold                                         15,443        13,452
                                                      --------------------------
       Gross profit                                        12,577        12,589
                                                      --------------------------
Operating expenses (income):
  Selling, general and administrative                       7,274         7,493
  Non-cash equity based compensation                            -            73
  Research and development                                    809           906
  Customer funded development                                 (95)            0
                                                      --------------------------
     Total operating expenses                               7,988         8,472
                                                      --------------------------
        Operating income                                    4,589         4,117
  Interest (income) expense, net                              (11)          165
  Other (income)                                               (9)           (7)
                                                      --------------------------
Income from continuing operations before income tax         4,609         3,959
       Income tax                                           1,314           288
                                                      --------------------------
Income from continuing operations                           3,295         3,671
Discontinued operations:
     Income from discontinued units                             -           112
                                                      --------------------------
Net income                                            $     3,295   $     3,783
                                                      ==========================

Income per common share - Basic
   Income from continuing operations                  $      0.25   $      0.31
   Income from discontinued units                               -          0.01
                                                      --------------------------
         Net income                                   $      0.25   $      0.32
                                                      ==========================
Income per common share - Diluted
   Income from continuing operations                  $      0.23   $      0.29
   Income from discontinued units                               -          0.01
                                                      --------------------------
         Net income                                   $      0.23   $      0.30
                                                      ==========================

Weighted average shares outstanding - Basic            13,267,552    11,952,555
                                                      ==========================

Weighted average shares outstanding - Diluted          14,195,676    12,487,894
                                                      ==========================

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MEASUREMENT SPECIALTIES, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)

                                                             June 30,   March 31,
                                                               2004        2004
-----------------------------------------------------------  ---------  ----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                  $  16,092  $   19,274
  Accounts receivable, trade, net of allowance for doubtful
  accounts of $424, and $413 respectively                       13,988      14,010
  Inventories                                                   13,700      10,170
  Deferred income taxes - current                               11,627      12,589
  Prepaid expenses and other current assets                      2,291       3,267
                                                             ---------  ----------
    Total current assets                                        57,698      59,310
                                                             ---------  ----------

PROPERTY AND EQUIPMENT, NET                                     10,641      10,628
                                                             ---------  ----------

OTHER ASSETS:
  Goodwill                                                      11,113       4,191
  Deferred income taxes                                          2,214       2,214
  Other assets                                                     728         657
                                                             ---------  ----------
                                                                14,055       7,062
                                                             ---------  ----------
    Total assets                                             $  82,394  $   77,000
                                                             =========  ==========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MEASUREMENT SPECIALTIES, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (DOLLARS IN THOUSANDS)
                                          (UNAUDITED)

                                                                        JUNE 30,    MARCH 31,
                                                                          2004        2004
---------------------------------------------------------------------------------  -----------
LIABILITIES  AND  SHAREHOLDERS'  EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                     $   9,943   $    7,919
  Accrued compensation                                                     1,842        3,224
  Current portion of Notes from Elekon acquisition                           750            -
  Accrued expenses and other current liabilities                           5,859        4,686
  Accrued litigation expenses                                                  -        2,100
                                                                       ----------  -----------
    Total current liabilities                                             18,394       17,929

OTHER LIABILITIES:
  Deferred Gain on sale of assets                                          6,194        6,744
  Notes from Elekon acquisition                                            2,250            -
  Other liabilities                                                        1,302        1,487
                                                                       ----------  -----------
    Total liabilities                                                     28,140       26,160
                                                                       ----------  -----------

SHAREHOLDERS' EQUITY
  Serial preferred stock; 221,756 shares authorized; none outstanding
  Common stock, no par; 20,000,000 shares authorized; 13,257,084
    and 13,282,874 shares issued and outstanding, respectively             5,502        5,502
  Additional paid-in capital                                              53,627       53,509
  Accumulated deficit                                                     (4,802)      (8,097)
  Accumulated other comprehensive loss                                       (73)         (74)
                                                                       ----------  -----------
        Total shareholders' equity                                        54,254       50,840
                                                                       ----------  -----------
                                                                       $  82,394   $   77,000
                                                                       ==========  ===========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                               MEASUREMENT SPECIALTIES, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                          FOR THE THREE MONTHS ENDED JUNE 30, 2004
                                                   (DOLLARS IN THOUSANDS)
                                                        (UNAUDITED)

                                                      Additional                       Other
                                             Common     paid-in     Accumulated    Comprehensive             Comprehensive
                                              stock     capital       Deficit          Loss         Total    Income (Loss)
---------------------------------------------------------------------------------------------------------------------------
BALANCE, APRIL 1, 2004                       $ 5,502  $    53,509  $     (8,097)  $          (74)  $50,840
  Net income                                       -            -         3,295                -     3,295  $         3,295
  Currency translation adjustment                  -            -             -                1         1                1
                                                                                                            ---------------
  Comprehensive income                             -            -             -                -         -  $         3,296
  Warrants issued for professional services        -            0             -                -         0  ===============
  Tax benefit from stock options                               22                                       22
  Proceeds from exercise of stock options          -           96             -                -        96
                                             -------------------------------------------------------------
BALANCE, JUNE 30, 2004                       $ 5,502  $    53,627  $     (4,802)  $          (73)  $54,254
                                             =============================================================

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                       MEASUREMENT SPECIALTIES, INC
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (DOLLARS IN THOUSANDS)
                                               (UNAUDITED)

                                                                   FOR THE THREE MONTHS ENDED JUNE 30,
                                                                -----------------------------------------
                                                                       2004                 2003
                                                                ------------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                      $           3,295   $              3,783
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities income:
      Income from discontinued operations                                       -                   (112)
      Depreciation and amortization                                           636                    730
      Assets written-off                                                        -                    114
      Deferred rent                                                            (2)                    (7)
      Amortization deferred gain                                             (550)                     -
      Provision for bad debt                                                    -                      -
      Non-cash equity based compensation                                        -                     73
    Tax benefit from stock options                                             22                      -
      Net changes in operating assets and liabilities:
        Accounts receivable, trade                                            728                 (2,184)
        Inventories                                                        (2,111)                 1,220
        Deferred income tax asset - current                                 1,017                      -
        Prepaid expenses and other current assets                             940                   (515)
        Other assets                                                         (599)                    79
        Accounts payable                                                      922                      1
        Accrued litigation costs                                           (2,100)                (2,800)
        Accrued expenses and other liabilities                               (397)                  (330)
        Working Capital due to Elekon acquisition                               -                      -
                                                                ------------------  ---------------------
    Net cash (used in) provided by operating activities                     1,801                     52
                                                                ------------------  ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                     (580)                  (412)
     Purchase of Elekon net of cash acquired                               (4,500)                     -
                                                                ------------------  ---------------------
    Net cash (used in) provided by investing activities                    (5,080)                  (412)
                                                                ------------------  ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowing under bridge loan                                                 -                  3,000
    Repayments of  debt                                                         -                 (3,260)
    Proceeds from exercise of options and warrants                             96                    684
                                                                ------------------  ---------------------
    Net cash used in financing activities                                      96                    424
                                                                ------------------  ---------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS, CONTINUING OPERATIONS             (3,183)                    64
Effect of exchange rates                                                        1                      2
Cash used for discontinued operations                                           -                    112
Cash and cash equivalents, beginning of period                             19,274                  2,694
                                                                ------------------  ---------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $          16,092   $              2,872
                                                                ==================  =====================
SUPPLEMENTAL CASH FLOW INFORMATION:
Non Cash Financing and Investing Activities:
Notes issued For Elekon Acquisition                             $           3,000   $                  -
Cash paid during the period for:
  Interest                                                      $              22   $                176
  Income taxes                                                  $             182   $                229

                          MEASUREMENT SPECIALTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.   BASIS OF PRESENTATIONS:

Interim financial statements:

     These interim financial statements were prepared pursuant to accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission, and have not been audited. Accordingly, while they conform to the measurement and classification provisions of accounting principles generally accepted in the United States, they do not include the footnote information required by accounting principles generally accepted in the United States for annual financial statements. Preparation of these financial statements requires management to make estimates and assumptions, which affect the amounts reported. Actual results could differ from those estimates. In the opinion of management, these financial statements include all normal and accrual adjustments necessary for a fair presentation. Reference is made to the annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our annual report on Form 10-K for the fiscal year ended March 31, 2004.

     The following information is unaudited. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

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

     The Sensor segment designs and manufactures sensors for original equipment manufacturers. These sensors are used for automotive, medical, consumer, military/aerospace and industrial applications. The Company's sensor products include pressure and electromagnetic displacement sensors, Piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, and optical sensors.

     The Consumer Products segment designs and manufacturers sensor-based consumer products that we sell to retailers and distributors in both the United States and Europe. Consumer products include bathroom and kitchen scales, tire pressure gauges and distance estimators.


     2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation:

     The consolidated financial statements include the accounts of Measurement Specialties, Inc. and its wholly-owned subsidiaries (the "Subsidiaries").

     In the quarter ended June 30, 2004, the Company reorganized its Asia operations under an offshore holding company, Kenabell Holding Limited, a British Virgin Island Company ("Kenabell Holding BVI"). As part of the reorganization, a new entity was formed under Kenabell Holding BVI in the Cayman Islands, Measurement Limited, ("ML Cayman"). A significant portion of the Consumer business in Asia was transferred into ML Cayman during the quarter ended June 30, 2004. These holding companies were formed as part of a foreign tax planning restructuring, and to facilitate any future sale of assets of our Consumer Products business.

     MSI Sensors (Asia) (formerly named Measurement Limited, organized in Hong
Kong) owns the shares of MSI Sensors (China) Ltd. (formerly named Jingliang Electronics (Shenzhen) Co. Ltd, organized in the peoples Republic of China). Kenabell Holding BVI owns the shares of MSI Sensors (Asia) and ML Cayman. All the companies are included in the consolidated financial statements of the group.

     IC Sensors Inc., a California corporation ("IC Sensors") continues as a wholly-owned subsidiary of the Company.

     Elekon Industries USA, Inc., acquired on June 24, 2004, is a wholly-owned subsidiary of the Company and is included in the consolidated financial statement as of the date of acquisition.

     All significant intercompany balances and transactions have been eliminated.

Reclassifications:

     The presentation of certain prior year information has been reclassified to conform with the current year presentation.

Stock Based Compensation:

     The Company has three stock-based employee compensation plans. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its plans. There was no compensation expense recognized in the first three months of the fiscal year ending March 31, 2005 or in the fiscal year ended March 31, 2004 as a result of options issued with an exercise price below the underlying stock's market price. The table below illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation".

                                                            For The Three Months
                                                              Ended June 30,
                                                            2004          2003
                                                         --------------------------
Net income, as reported                                  $    3,295   $      3,783
add: Stock-based employee compensation expense included
in reported net income, net of related tax effects                -              -

Deduct: Total stock-based employee compensation under
    fair value based method for awards granted,
    net of related tax effects                                 (157)           (37)
                                                         --------------------------
Pro forma net income                                     $    3,138   $      3,746
                                                         ==========================

Net Income per share
    Basic-as reported                                    $     0.25   $       0.32
    Basic Proforma                                             0.24           0.31
    Diluted- as reported                                       0.23           0.30
    Diluted proforma                                           0.22           0.30

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

     The Company's previous policy was to accrue restructuring and other costs at the commitment date of a plan in accordance with the provisions of Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." Accordingly, the Company has provided for certain restructuring costs related to exit or disposal activities initiated prior to December 31, 2002. (See Note 11).


3.   INVENTORIES:

Inventories net, consists of the following:

                  JUNE 30,   MARCH 31,
                   2004        2004
                 ---------  ----------
RAW MATERIALS    $   7,014  $    6,777
WORK-IN-PROCESS      3,225       1,210
FINISHED GOODS       3,461       2,183
                 ---------  ----------
                 $  13,700  $   10,170
                 =========  ==========

Inventory reserves were $4,245 at June 30, 2004 and $ 4,206 at March 31, 2004.

4.   LONG-TERM DEBT:

Current Revolving Credit Facility
---------------------------------

     On January 31, 2003, the Company entered into a $15,000 revolving credit facility with Bank of America Business Capital ("BOA") (formerly Fleet Capital Corporation). The revolving credit facility is secured by a lien on substantially all of the Company's assets. Interest accrues on the principal amount of borrowings under this facility at a fluctuating rate per year equal to the lesser of BOA's prime rate for commercial loans plus one percent (subject to a two percent increase upon the occurrence of an event of default under the loan agreement) or the maximum rate permitted by applicable law. As of June 30, 2004, the interest rate applicable to borrowings under the revolving credit facility was 5.0%. The amount of borrowing available under the revolving credit facility is determined in accordance with a formula based on certain of the Company's accounts receivable and inventory. The revolving credit facility expires on February 1, 2006. As of June 30, 2004, there were no outstanding borrowings and the Company had the right to borrow an additional $6,384 under the revolving credit facility. Commitment fees on the unused balance are equal to .375% per annum of the average monthly amount by which $15,000 exceeds the sum of the outstanding principal balance of the revolving credit loans. Commitment fees paid during the quarter ended June 30, 2004 were $10.

     Cash receipts are applied from the Company's lockbox accounts directly against the bank line of credit, and checks clearing the bank are funded from the line of credit. The resulting overdraft balance, consisting of outstanding checks was $555 at June 30, 2004.

     The Company's revolving credit agreement requires it to meet certain financial covenants during the term of the revolving credit facility. In addition to certain other affirmative and negative covenants, which include a restriction on the payment of dividends, the Company is required to keep a minimum fixed charge ratio of 1 to 1 at the end of each fiscal quarter. Fixed charge ratio is defined as operating cash flow, which is EBITDA (earnings before interest, taxes, depreciation and amortization) minus cash taxes paid and minus capital expenditures, divided by the sum of scheduled principle payments and interest expense during that period. The Company is currently in compliance with all covenants in the agreement.

     The Company is prohibited from making any cash payment in settlement of the shareholder class action lawsuit, the DeWelt litigation or the previously disclosed Hibernia litigation without the prior written consent of the lender under its revolving credit facility. The Company settled the Hibernia lawsuit in November 2003, and made payment after receiving approval from BOA. On April 1, 2004, the Company reached an agreement in principle to settle the shareholder class action lawsuit, and made payment after receiving approval from BOA. On May 18, 2004, the Company reached an agreement in principle with the SEC which would resolve the commission's investigation of the Company. The Company received final court approval of its settlements of both the shareholder class action and SEC investigation. See Note 9 for a detailed discussion of the terms and conditions related to the shareholder class action lawsuit and SEC investigation settlements.

     As of June 30, 2004, the weighted average short-term interest rate on the revolving credit facility was 5.0%. The average amount outstanding under this agreement for the period from April 1, 2003 through March 31, 2004 was zero. The Company maintains a letter of credit for $34 to guarantee the lease of its facility in Fairfield, NJ.

5.   PROPERTY AND EQUIPMENT:

Property and equipment are summarized as follows:

                                      JUNE 30,    MARCH 31,
                                        2004        2004      ESTIMATED USEFUL LIFE
                                     ----------  -----------  ---------------------
Production machinery and equipment   $  16,018   $   14,616   5-7 years
Tooling costs                            3,978        3,846   5-7 years
Furniture and equipment                  4,258        4,138   3-10 years
Leasehold improvements                   1,727        1,780   Term of the lease
Construction in progress                   364          296
                                     ----------  -----------
     Total                              26,345       24,676

Less:  accumulated depreciation and
amortization                           (15,704)     (14,048)
                                     ----------  -----------
                                     $  10,641   $   10,628
                                     ==========  ===========

Depreciation expense was $636 for the three month period ended June 30, 2004, and was $730 for the three month period ended June 30, 2003, respectively.

6.   PER SHARE INFORMATION AND STOCK OPTION ISSUED:

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

     The computation of the basic and diluted net income per share is as follows:

                                             FOR THE THREE MONTHS
                                              ENDED JUNE 30, 2004

                                         Income     Shares    Per Share
                                         -------  ----------  ----------
Income from continuing operations        $ 3,295  13,267,552  $     0.25

Basic EPS:
                                         -------  ----------  ----------
Income available to common shareholders  $ 3,295  13,267,552  $     0.25

Effect of dilutive securities:
Stock options                                        928,124
                                         -------  ----------  ----------

Diluted EPS:
Income available to common stockholders
     and assumed conversions             $ 3,295  14,195,676  $     0.23
                                         =======  ==========  ==========

7.   ACQUISITIONS:

     As part of its growth strategy in the Sensors segment, on June 24, 2004 the Company acquired the capital stock of Elekon Industries USA, Inc. for $7,750 ($4,500 in cash at the closing, $3,000 in deferred payments and $250 in acquisition costs). If certain performance targets are achieved, an additional $3,000 could be paid to the principles of Elekon. If paid, these amounts will be treated as additional acquisition costs and will increase the amount of goodwill associated with the acquisition. Elekon is based in Torrance, California where it designs and manufactures optical sensors primarily for the medical and security markets. The transaction was recorded as a purchase, and is included in the consolidated financial results from the date of acquisition through June 30, 2004. The Company has recorded goodwill of approximately $6,922 for the acquisition. Due to the timing of the acquisition, the purchase price allocation has not been finalized. This disclosure does not include pro forma results of operations for the current and comparable prior period because the acquisition was not material to the periods presented.

     Below is a condensed balance sheet for the acquired business on the date of acquisition:

                          CONDENSED BALANCE SHEET
                           OF ACQUIRED ENTITY AT
                               JUNE 24, 2004

-----------------------------------------------
     Assets               $        2,120
     Liabilities          $       (1,292)
                          ---------------------
     Net Assets Acquired  $          828
                          =====================

8.   SEGMENT INFORMATION:

     The Company has two business segments, a Sensor segment and a Consumer Products segment.

     The Company's Sensor segment designs and manufactures sensors for original equipment manufacturers. These sensors are used for automotive, medical, consumer, military/aerospace and industrial applications. Our sensor products include pressure and electromagnetic displacement sensors, piezoelectric polymer film sensors, panel sensors, custom microstructures, load cells, accelerometers and optical sensors.

     The Company's Consumer Products segment designs and manufactures sensor-based consumer products that we sell to retailers and distributors in both the United States and Europe. Consumer products include bathroom and kitchen scales, tire pressure gauges and distance estimators. We sold our branded bathroom and kitchen scale business to Conair Corporation on January 30, 2003. Accordingly, in the scale business, we now sell exclusively to the original equipment manufacturer market.

     Segment data have been presented on a basis consistent with how business activities are reported internally to management.

     The accounting policies of the segments are substantially the same as those described in Note 2.

     The Company has no material intersegment sales.

     The following is information related to industry segments:

                                                           For The Three
                                                            Months Ended
                                                              June 30,
                                                           2004      2003
                                                         --------  --------
Net sales
  Consumer Products                                      $10,879   $11,251
  Sensor                                                  17,141    14,790
                                                         --------  --------
    Total                                                 28,020    26,041
                                                         --------  --------

Operating income
  Consumer Products                                        1,314     2,108
  Sensors                                                  5,473     4,597
                                                         --------  --------
Total segment operating income                             6,787     6,705
  Unallocated expenses                                    (2,198)   (2,588)
                                                         --------  --------
Total operating income (loss)                              4,589     4,117

  Interest expense, net of interest (income)                 (11)      165
  Other (income)                                              (9)       (7)
                                                         --------  --------
  Income from continuing operations before income tax      4,609     3,959
          Income Tax                                       1,314       288
                                                         --------  --------
Income from continuing operations                          3,295     3,671
  Income from Discontinued Operations                          -       112
                                                         --------  --------
    Net Income                                           $ 3,295   $ 3,783
                                                         ========  ========


                     June 30,   March 31,
                       2004        2004
                     ---------  ----------
Segment Assets
  Consumer Products  $  17,147  $   11,518
  Sensor                43,050      31,474
  Unallocated           22,197      34,008
                     ---------  ----------
    Total            $  82,394  $   77,000
                     =========  ==========


9.   COMMITMENTS AND CONTINGENCIES:


PENDING MATTERS

     Robert L. DeWelt v. Measurement Specialties, Inc. et al., Civil Action No. 02-CV-3431. On July 17, 2002, Robert DeWelt, the former acting Chief Financial Officer and general manager of the Company's Schaevitz Division, filed a lawsuit against the company and certain of its officers and directors in the United States District Court of the District of New Jersey. Mr. DeWelt resigned on March 26, 2002 in disagreement with management's decision not to restate certain of the Company's financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. The Company filed a Motion to Dismiss this case, which was denied on June 30, 2003. The Company has answered the complaint and is engaged in the discovery process. This litigation is ongoing and the Company cannot predict its outcome at this time.

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

     SEB Patent Issue. On December 12, 2003, Babyliss, SA, a wholly owned subsidiary of Conair Corporation, received notice from the SEB Group ("SEB") alleging that certain bathroom scales manufactured by the Company and sold by Babyliss in France violated certain patents owned by SEB. On May 19, 2004, SEB issued a Writ of Summons to Babyliss and the Company, alleging patent infringement and requesting the Tribunal de Grande Instance de Paris to grant them unspecified monetary damages and injunctive relief. Pursuant to the indemnification provisions of the Conair transaction, the Company has assumed the defense of this matter. After thorough review, the Company believes SEB's allegations of patent infringement are without merit and the Company intends to defend its position vigorously. At this time, the Company cannot predict the outcome of this matter.

     From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, or operating results.


SETTLEMENT

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

     On April 1, 2004, the Company reached an agreement in principle to settle this class action lawsuit. On July 20, 2004, the court approved the settlement agreement. Pursuant to the agreement, the case has been settled as to all defendants in exchange for payments of $7,500 from the Company and $590 from Arthur Andersen, the Company's former auditors. Both the Company's primary and excess D&O insurance carriers initially denied coverage for this matter. After discussion, the Company's primary D&O insurance carrier agreed to contribute $5,000 and the Company's excess insurance carrier agreed to contribute $1,400 to the settlement of this case. As part of the arrangement with its primary carrier, the Company agreed to renew its D&O coverage for the period from April 7, 2003 through April 7, 2004. The $3,200 renewal premium paid represented a combination of the market premium for an aggregate of $6,000 in coverage for this period plus a portion of the Company's contribution toward the settlement.

     SEC Investigation. In February 2002, the Company contacted the staff of the SEC after discovering that its former chief financial officer had made the misrepresentation to senior management, its board of directors and its auditors that a waiver of a covenant default under its credit agreement had been obtained when, in fact, its lenders had refused to grant such a waiver. Since February 2002, the Company and a special committee formed by its board of directors have been cooperating with the staff of the SEC. In June 2002, the staff of the Division of Enforcement of the SEC informed the Company that it was conducting a formal investigation relating to matters reported in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

     On June 28, 2004, the Company reached a definitive settlement agreement with the SEC which resolved the SEC's investigation of the Company. On June 30, 2004, the court approved the settlement agreement. Pursuant to the definitive settlement agreement, the Company paid one dollar in disgorgement and $1,000 in civil penalties.

     U.S. Attorney Investigation. The Office of the United States Attorney for the District of New Jersey has been conducting an inquiry into the matters being investigated by the SEC. This inquiry has resulted in a guilty plea by the Company's former CFO. The Company is not aware of any continuing investigation into these matters.

10.  RELATED  PARTY  TRANSACTIONS:


Restructuring  Services

     In May 2002, the Company retained Corporate Revitalization Partners ("CRP") to conduct its ongoing operational/financial restructuring efforts. In June 2002, Frank Guidone, a Managing Director of CRP, became the Company's Chief Executive Officer (See "Executive Services and Non-Cash Equity Based Compensation" below for a discussion of the current agreement relating to Mr. Guidone's services as Chief Executive Officer of the Company). As of March 31, 2004, on a cumulative basis, the Company has incurred $3,613 in consulting fees and expenses to CRP (excluding the success fees described in this paragraph). In the quarter ended June 30, 2003, the Company incurred $424 in consulting expenses to CRP. The Company has not utilized the services of CRP since March 31, 2004.

     In the fiscal year ended March 31, 2003, CRP earned an aggregate "success fee" of $138 and warrants exercisable to purchase an aggregate of 120,615 shares of the Company's common stock (at an exercise price of $2.28/share) as a result of the achievement of certain goals in connection with the Company's restructuring program. On June 12, 13, and July 14, 2003, CRP exercised its warrant to purchase 120,615 shares of stock at an exercise price of $2.28.

Executive  Services  and  Non-Cash  Equity  Based  Compensation

     On April 21, 2003, the Compensation Committee of the Company's Board of Directors reached a verbal agreement with Frank Guidone regarding his long term retention as Chief Executive Officer. Definitive agreements memorializing this arrangement were entered into on July 22, 2003, between the Company and Four Corners Capital Partners, LP ("Four Corners"), a limited partnership of which Mr. Guidone is a principal. Pursuant to this arrangement, Four Corners will make Mr. Guidone available to serve as the Company's Chief Executive Officer for which it will receive an annual fee of $400 (plus travel costs for Mr. Guidone) and will be eligible to receive a performance-based bonus. The agreement is for an indefinite period of time and both parties have the right to terminate the agreement on sixty day's advance notice. Payments under this agreement to Four Corners in the three months ended June 30, 2004 were $100 for executive services and $25 for expenses.

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

11.  OTHER MATTERS:

Discontinued  Operations:

     The Company placed its Schaevitz UK entity into receivership on June 5, 2002 pursuant to the terms of a Mortgage Debenture dated February 28, 2001, as the Company was no longer in a position to support its losses. In the quarter ended June 30, 2003 the company received $112 from the liquidation of it MSS facility in the United Kingdom. This amount is recorded in "income (loss) from discontinued units". There was no receipt of funds from the liquidation of MSS in the quarter ended June 30, 2004.

Restructuring  and  Other  Costs:

     At March 31, 2004, the Company maintained an accrual of $440 to cover the expected cost of a lease termination during its restructuring. The Company did not make any payments in the three month period ended June 30, 2004 related to these costs.

12.  SUBSEQUENT EVENT:

     On July 16, 2004, the Company acquired the capital stock of Entran Devices, Inc., a designer/manufacturer of acceleration, pressure and force sensors for $9,500 ($6,000 in cash at the close plus the assumption/discharge of $1,500 in debt, and $2,000 in deferred payment).

     On July 16, 2004, the Company acquired the assets of Encoder Devices LLC, a designer/manufacturer of rotational sensors utilizing magnetic encoding technology for $4,400 ($4,000 cash at close plus a deferred payment of $400).

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

     Our fiscal year begins on April 1 and ends on March 31. References in this report to the year 2004 or fiscal 2004 refer to the 12-month period from April 1, 2003 through March 31, 2004 and references in this report to the year 2005 or fiscal 2005 refer to the 12-month period from April 1, 2004 through March 31, 2005.

OVERVIEW

     We are a designer and manufacturer of sensors and sensor-based consumer products. We produce a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics including pressure, motion, force, displacement, tilt/angle, flow and distance. We have two businesses, a Sensor business and a Consumer Products business.

     Our Sensor segment designs and manufactures sensors for original equipment manufacturers. These sensors are used for automotive, medical, consumer, military/aerospace and industrial applications. Our sensor products include pressure and electromagnetic displacement sensors, Piezoelectric polymer film sensors, panel sensors, custom microstructures, load cells, accelerometers and optical sensors.

     Our Consumer Products segment designs and manufactures sensor-based consumer products that we sell to retailers and distributors in both the United States and Europe. Consumer products include bathroom and kitchen scales, tire pressure gauges and distance estimators.

EXECUTIVE  SUMMARY

     Measurement Specialties has seen a significant amount of change over the last several years. There were considerable challenges encountered in integrating the acquisition of the Piezo polymer division of AMP (acquired in August 1998), the IC Sensor division of Perkin-Elmer (acquired in February
2000), and the Schaevitz division of TRW (acquired in August 2000) into the Sensors business. As a result, we experienced very poor historical margin performance due mainly to under-absorption of the acquired overhead structure. In May 2002, we embarked upon an aggressive restructuring effort to improve the operating performance of the company. A key component of this restructuring was the elimination of underutilized facilities to consolidate our operations in Shenzhen, China and Hampton, Virginia. Having completed this restructuring, Measurement Specialties is now a global sensor solutions company with a broad range of technologies and capabilities. Our focus is engineered solutions where we can use our engineering and manufacturing talent and depth of knowledge and experience in sensors to provide a complete solution to our customers. A key to our manufacturing strategy is leveraging the significant infrastructure we now have in Shenzhen, China. This infrastructure has enabled us to reduce costs and improve financial performance while continuing to provide our customers with low cost, highly reliable products.

The following table sets forth, for the periods indicated, certain items in our consolidated statements of income as a percentage of net sales:


                                                          FOR THE THREE MONTHS ENDED
                                                                  JUNE 30,
                                                             2004           2003
                                                        --------------  -------------
Net Sales
    Sensor                                                       61.2%          56.8%
    Consumer products                                            38.8           43.2
                                                        --------------  -------------
        Total net sales                                         100.0          100.0

Cost of Sales                                                    55.1           51.7
                                                        --------------  -------------
    Gross profit                                                 44.9           48.3
Operating expenses (income)
    Selling, general, and administrative                         25.9           28.7
    Non-cash equity based compensation                              -            0.3
    Research and development                                      2.9            3.5
    Customer funded development                                  (0.3)             -
                                                        --------------  -------------
    Total Operating Expense                                      28.5           32.5
                                                        --------------  -------------
          Operating Income                                       16.4           15.8
Interest expense, net                                            (0.0)           0.6
    Other Income                                                    -              -
                                                        --------------  -------------
Income from continuing operations before income taxes            16.4           15.2
Income Tax Provision                                              4.6            1.1
Income from discontinued units                                      -            0.4
                                                        --------------  -------------
Net income                                                       11.8%          14.5%
                                                        ==============  =============

                    FOR THE THREE MONTHS ENDED JUNE 30, 2004


OUR STRATEGY

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

     Growth Strategy. We are focused on aggressively growing our Sensor segment. We expect that this growth will come through a combination of organic growth and the acquisition of sensor businesses. To that end, the Company has made three acquisitions since March 31, 2004, two of which were subsequent to June 30, 2004. These acquisitions are described in Notes 7 and 12 to the Condensed Consolidated Financial Statements included in this quarterly Report on Form 10-Q. We currently do not have any other definitive agreements regarding any potential acquisitions. In order to finance any potential acquisitions, we would consider loans from financial institutions, the sale of equity securities, or the sale of existing Company assets, including assets in our Consumer Products segment.

     Establishment of Offshore Holding Companies. In the quarter ended June 30, 2004, we reorganized our Asia operations under an offshore holding company, Kenabell Holding Limited, a British Virgin Island Company ("Kenabell Holding BVI"). As part of the reorganization, a new entity was formed under Kenabell Holding BVI in the Cayman Islands, Measurement Limited, ("ML Cayman"). A significant portion of the Consumer business in Asia was transferred into ML Cayman during the quarter ended June

30, 2004. These holding companies were formed as part of a foreign tax planning restructuring, and to facilitate any future sale of assets of our Consumer Products business.

     MSI Sensors (Asia) (formerly named Measurement Limited, organized in Hong
Kong) owns the shares of MSI Sensors (China) Ltd. (formerly named Jingliang Electronics (Shenzhen) Co. Ltd, organized in the peoples Republic of China). Kenabell Holding BVI owns the shares of MSI Sensors (Asia) and ML Cayman. All the companies are included in the consolidated financial statements of the group.



CRITICAL ACCOUNTING POLICIES

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

FOREIGN  CURRENCY  TRANSLATION  AND  TRANSACTIONS:

     The functional currency of the Company's foreign operations is the applicable local currency. The foreign subsidiaries' assets and liabilities are translated into United States dollars using exchange rates in effect at the balance sheet date. Income and expense items are translated using the average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of other comprehensive income (loss). Realized foreign currency transaction gains and losses are included in net income.

GOODWILL:

     Prior to adoption of SFAS 142 on April 1, 2001, the Company amortized goodwill over its estimated useful life and evaluated goodwill for impairment in conjunction with its other long-lived assets. See "Long-lived assets" below for further information.

     The Company adopted SFAS No. 142 as of April 1, 2001 and ceased amortizing goodwill. In connection with its restructuring program, the Company performed additional impairment tests during the year ended March 31, 2002 that resulted in an impairment charge of $7,479 in the fourth quarter of such fiscal year of which $4,417 related to continuing operations and $3,062 related to discontinued operations. As of March 31, 2004, the Company has reevaluated the impact of SFAS No. 142 on its goodwill, and no additional impairment charges were deemed necessary

     Management assesses goodwill for impairment at the reporting unit level on an annual basis or more frequently under certain circumstances. Such circumstances include (i) significant adverse change in legal factors or in the business climate, (ii) an adverse action or assessment by a regulator, (iii) unanticipated competition, (iv) a loss of key personnel, (v) a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, and (vi) recognition of an impairment loss in a subsidiary that is a component of a reporting unit. Management must make assumptions regarding estimating the fair value of the company reporting units. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges would be included in general and administrative expenses in the Company's statements of operations, and would result in reduced carrying amounts of the goodwill.

LONG-LIVED ASSETS:

     The Company adopted SFAS 144 as of April 1, 2002. Adoption of this statement did not have a material affect on our financial position or results of operations. Management assesses the recoverability of its long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in the Company's stock price for a sustained period; and (iv) a change in the Company's market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using a projected discounted cash flow method. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges would be included in general and administrative expenses in the Company's statements of operations, and would result in reduced carrying amounts of the related assets on the Company's balance sheets.

REVENUE RECOGNITION:

     Revenue is recorded when products are shipped, based on sales terms, at which time title generally passes to the customer. Certain consumer products may be sold with a provision allowing the customer to return a portion of products. Upon shipment, the Company provides for allowances for returns and warranties based upon historical and estimated return rates. The amount of actual returns could differ from Company estimates. Changes in estimated returns would be accounted for in the period of change.

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

ACCOUNTS RECEIVABLE:

     The majority of the Company's accounts receivable are due from retailers and manufacturers of electronic, automotive, military and industrial products. Credit is extended based on an evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers net of allowances for doubtful accounts and other sales allowances. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they are considered uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

ACQUISITIONS:

     In all acquisitions, the purchase price of the acquired business is allocated to the assets acquired and liabilities assumed at their fair values on the date of the acquisition. The fair values of these items are based upon management's estimates and, in certain cases, with the assistance of an independent professional valuation firm. Certain of the acquired assets are intangible in nature, including trademarks. Management employs an independent valuation firm to assist in determining the fair value of these intangible assets. The excess purchase price over the amounts allocated to the assets is recorded as goodwill.

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


STOCK BASED COMPENSATION:

     The Company has three stock-based employee compensation plansThe Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its plans. There was no compensation expense recognized in

2004, 2003 and 2002 as a result of anti-dilutive effect since no options were issued with an exercise price below the underlying stock's market price. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation", to its stock-based employee plans.

                                                            FOR THE THREE MONTHS
                                                               ENDED JUNE 30,
                                                            2004          2003
                                                         --------------------------
Net income, as reported                                  $    3,295   $      3,783
add: Stock-based employee compensation expense included
in reported net income, net of related tax effects                -              -

Deduct: Total stock-based employee compensation under
     fair value based method for awards granted,
     net of related tax effects                                (157)           (37)
                                                         -----------  -------------
Pro forma net income                                     $    3,138   $      3,746
                                                         ===========  =============

Net Income per share
     Basic-as reported                                   $     0.25   $       0.32
     Basic Proforma                                            0.24           0.31
     Diluted- as reported                                      0.23           0.30
     Diluted proforma                                          0.22           0.30


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

CONTINGENCIES  AND  LITIGATION:

     We periodically assess the potential liabilities related to any lawsuits or claims brought against us. While it is typically very difficult to determine the timing and ultimate outcome of these actions, we use our best judgment to determine if it is probable that we will incur an expense related to a settlement or judgment for such matters and whether a reasonable estimation of such probable loss, if any, can be made. Given the inherent uncertainty related to the eventual outcome of litigation, it is possible that all or some of these matters may be resolved for amounts materially different from any estimates that we may have made with respect to their resolution. See Note 9 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion of contingencies and litigation.

NON-CASH  EQUITY  BASED  COMPENSATION:

     We have issued warrants, under an agreement for the services of our Chief Executive Officer, to a limited partnership (LP). The LP is partially controlled by our chief executive officer. The warrant agreement allows the LP to purchase a certain number of shares of our stock, at an agreed-upon exercise price. The warrant shares were to vest at 35%, 30%, 20% and 15% each year over a four-year period, with the potential of a reduced vesting period if certain targets are achieved. We recorded non-cash equity based compensation expense on the warrants as the shares vested. The warrants are valued using the Black-Scholes option pricing model, using an appropriate risk free interest rate, volatility factor, and an estimated warrant life. All warrants under this agreement vested and have been exercised, and the associated costs expensed in fiscal year ended March 31, 2004.

RESULTS  OF  OPERATIONS

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS IN OUR CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003:

                                                              For The Three Months Ended
                                                         -------------------------------------
                                                             June 30,
                                                           2004      2003           % Change
                                                         -------------------------------------
Net sales
   Consumer Products                                     $ 10,879   $      11,251        -3.3%
   Sensor                                                  17,141          14,790        15.9%
                                                         -------------------------------------
      Total                                                28,020          26,041         7.6%
                                                         -------------------------------------

Operating income
   Consumer Products                                        1,314           2,108       -37.7%
   Sensors                                                  5,473           4,597        19.1%
                                                         -------------------------------------
Total segment operating income                              6,787           6,705         1.2%
   Unallocated expenses                                    (2,198)         (2,588)      -15.1%
                                                         -------------------------------------
Total operating income (loss)                               4,589           4,117        11.5%

   Interest expense, net of interest (income)                 (11)            165      -106.7%
   Other (income)                                              (9)             (7)       28.6%
                                                         -------------------------------------
   Income from continuing operations before income tax      4,609           3,959        16.4%
                Income Tax                                  1,314             288       356.3%
                                                         -------------------------------------
Income from continuing operations                           3,295           3,671       -10.2%
    Income from Discontinued Operations                         -             112      -100.0%
                                                         -------------------------------------
         Net Income                                      $  3,295   $       3,783       -12.9%
                                                         =====================================


THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

The consolidated financial statements for the three month period ended June 30, 2004 and June 30, 2003 include the results of the ongoing operations of Measurement Specialties, Inc.

Net  Sales.

     Sensor Business. Sales generally increased along all product lines in the Sensor segment. A significant contributor to the increase in net sales for our Sensor business during the three months ended June 30, 2004 is higher displacement sales in the automotive sector, as one of our products has been designed into a new platform. In addition, Microfused product line sales increased significantly as compared to the same period in the prior fiscal year. The improved sales in this product line are primarily due to expanded demand for automotive pressure sensors and the recapture of business from a prior customer. The Pressure and Piezo product lines had modest increases this quarter compared to the same period in the prior fiscal year.

     Consumer Products Business. Lower tire gauge sales in the U.S. consumer market accounted for the majority of the decline in net sales of our Consumer Products business for the three months ended June 30, 2004, as compared to the same period in the prior fiscal year. We supplied one tire gauge promotion offered by a warehouse club customer in the three months ended June 30, 2003.

We did not supply any tire gauge promotions in the three months ended June 30, 2004. Higher OEM sales in the bath scale business more than offset the impact of the lower pricing structure resulting from the Conair transaction.

Gross  Margin.

     Gross margin as a percent of sales for the three months ended June 30, 2004 decreased to 44.9% from 48.3% for the three months ended June 30 2003.

     Sensor Business. Gross margin as a percent of sales for our Sensor business was flat quarter over quarter. Sensor margins in the quarter ended June 30, 2003 benefited from favorable raw material costs. Sensor margins in the quarter ended June 30, 2004 benefited from more favorable product mix.

     Consumer Products Business. Gross margin as a percent of sales in our Consumer Products business decreased to 24.3% for the three months ended June 30, 2004 from 34.1% for the three months ended June 30, 2003. Gross margin decreased as a result of lower tire gauge sales and also as a result of the Conair transaction, as the remaining tire gauge business continues to absorb facility costs associated with the warehouse location that previously served both the retail scale business and the tire gauge business. Bath and kitchen scale gross margins declined primarily as a result of the Conair transaction, as the entire scale business is now realizing OEM margins, which are historically lower than retail margins.

     On a continuing basis our gross margin in the Sensor and Consumer Products businesses may vary due to product mix, sales volume, availability of raw materials and other factors.

Selling, General and Administrative.

     The decrease in selling, general and administrative expenses is primarily due to reduced legal and professional fees incurred during the three months ended June 30, 2004 as compared to the same quarter in prior fiscal year. These legal and professional fees decreased approximately $208 in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. In addition, lower expenses for employee profit sharing and lower costs in the Consumer Products segment resulting from the Conair transaction, were partially offset by higher selling, general and administrative expenses in the Sensors segment.

Non-Cash  Equity  Based  Compensation.

     During the three months ended June 30, 2003, we recorded a non-cash equity based compensation charge of $73, or $0.01 per share diluted, for the vesting of the warrant issued to Four Corners Capital Partners LP, a limited partnership of which Mr. Guidone is a principal. All warrants issued to Four Corners vested in fiscal 2004, and there was no comparable charge in the three months ended June 30, 2004. See Note 10 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of non-cash equity based compensation and the arrangement with Four Corners.

Research  and  Development

     We had $95 of customer-funded development for the three months ended June 30, 2004 compared with zero for the three months ended June 30, 2003. On a net basis, research and development costs decreased $192, or 21.2%, to $714 for the three months ended June 30, 2004 from $906 for the three months ended June 30, 2003.

Interest  Expense,  Net.

     The decrease in interest expense to interest income is attributable to the Company having no debt outstanding for the three months ended June 30, 2004, compared to $5,344 in debt outstanding for the three months ended June 30, 2003.

Income  Taxes.

     The increase in the provision for income taxes is mainly due to the lower than normal prior year balance. Based on the evaluation of relevant factors last year, a valuation allowance for deferred tax assets was recorded because it was determined that it was more likely than not that a portion or all of the deferred tax assets would not be realized. The uncertainty with the then pending litigation resulted in this assessment. However, as the situation improved by the fiscal year ended March 31, 2004, a valuation allowance was determined to be no longer necessary. Our provision for income taxes represents our estimate of the full year's tax rate based upon the expected taxable income taxed at the applicable jurisdiction. The utilization of a portion of the Company's net operating loss carry forward of $26,681 at March 31, 2004 will result in the Company not having to make a cash payment for the U.S. portion of the provision for income taxes.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Operating working capital (accounts receivable plus inventory less accounts payable) increased by $1,484 from $16,261 as of March 31, 2004 to $17,745 as of June 30, 2004. The increase was attributable to an increase in inventory of $3,530 from $10,170 at March 31, 2004 to $13,700 at June 30, 2004 and offset by a decrease in accounts receivable of $22 from $14,010 at March 31, 2004 to $13,988 at June 30, 2004 and an increase in accounts payable of $2,024 from $7,919 at March 31, 2004 to $9,943 at June 30, 2004. Contributing to the increase in working capital was the acquisition of Elekon, which added $596 to accounts receivable, $1,536 in inventory and $1,194 in accounts payable at June 30, 2004. The increase in inventory is also attributable to higher inventory levels in our Sensor business as the company implements stocking programs on a number of product lines, as well as increases based on anticipated demand. Due to the seasonal nature of our business, Consumer Products is in a period of building inventory, resulting in higher inventory levels from March 31, 2004.

     Cash provided by operating activities was $1,801 for the three months ended June 30, 2004 as compared to $52 provided for the three months ended June 30, 2003. Included in cash provided from operations for the three month period ended June 30, 2004 is $2,100 of costs paid to settle our SEC and securities class action legal actions (See Note 9 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.).

     Investing activities included cash payments of $4,500 for the acquisition of Elekon. In addition, capital spending increased to $580 for the three months ended June 30, 2004 from $412 for the three months ended June 30, 2003. The increase in capital spending is primarily attributable to investment in revenue generating projects at our Shenzen, China facility. Financing activities for the three months ended June 30, 2004 provided $96, reflecting proceeds from the exercise of employee stock options.

Revolving  Credit  Facility

     On January 31, 2003, we entered into a $15,000 revolving credit facility with Bank of America Business Capital ("BOA") (formerly known as Fleet Capital Corporation). The revolving credit facility is secured by a lien on substantially all of our assets. Interest accrues on the principal amount of our borrowings under this facility at a fluctuating rate per year equal to the lesser of BOA's prime rate for commercial loans plus one percent (subject to a two percent increase upon the occurrence of an event of default under the loan agreement) or the maximum rate permitted by applicable law. As of June 30, 2004, the interest rate applicable to borrowings under the revolving credit facility was 5.0%. The amount of borrowing available under the revolving credit facility is determined in accordance with a formula based on certain of our accounts receivable and inventory. The revolving credit facility expires on February 1, 2006.

     Our revolving credit agreement requires us to meet certain financial covenants during the term of the revolving credit facility. In addition to certain other affirmative and negative covenants, which include a restriction on the payment of dividends, we are required to keep a minimum fixed charge ratio of 1 to 1 at the end of each fiscal quarter. Fixed charge ratio is defined as operating cash flow, which is EBITDA (earnings before interest, taxes, depreciation and amortization) minus cash taxes paid and minus capital expenditures, divided by the sum of scheduled principle payments and interest expense during that period. We are currently in compliance with all covenants in the agreement. As of June 30, 2004, there were no outstanding borrowings and the Company had $6,384 of borrowing capacity under the revolving credit facility.

Liquidity

     At July 29, 2004, we had approximately $7,799 of available cash and $2,638 of borrowing capacity under our revolving credit facility. This amount includes the increased borrowing capacity resulting from the acquisition of Elekon Industries USA, Inc. The decline in the cash balance and borrowing capacity from June 30, 2004 reflects the use of $7,539 of cash and borrowings of $ 3,803 to fund the Entran Devices, Inc. and Encoder Devices, LLC acquisitions. See Note 12 included as part of the Company's Condensed Consolidated Financial Statements included in the quarterly report on form 10-Q for a discussion on these acquisitions. With the acquisition of Entran and Encoder Devices in July 2004, our borrowing capacity is expected to slightly increase.

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

     The majority of our net sales are priced in United States dollars. Our costs and expenses are priced in United States dollars, Hong Kong dollars and Chinese renminbi. Accordingly, the competitiveness of our products relative to products produced domestically (in foreign markets) may be affected by the performance of the United States dollar compared with that of our foreign customers' currencies. Additionally, we are exposed to the risk of foreign currency transaction and translation losses, which might result from adverse fluctuations in the values of the Hong Kong dollar and the Chinese renminbi. At June 30, 2004, we had net assets of approximately $5,364 subject to fluctuations in the value of the Hong Kong dollar and net assets of approximately $7,246 subject to fluctuations in the value of the Chinese renminbi. At June 30, 2003, we had net assets of approximately $1,600 subject to fluctuations in the value of the Hong Kong dollar and net liabilities of approximately $15,400 subject to fluctuations in the value of Chinese renminbi. At March 31, 2004, we had net assets of approximately $4,836 subject to fluctuations in the value of the Hong Kong dollar and the net assets of approximately $7,330 subject to fluctuations in the value of Chinese renminbi.

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


ITEM  4.  CONTROLS  AND  PROCEDURES


     The company's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company's disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting, except that relating to the acquisition of Elekon Industries, USA, Inc ("Elekon"). The Company will be making changes to Elekon's internal controls as part of the integration into the Company. However, for purposes of this evaluation, the impact of Elekon on the Company's internal controls over financial reporting have been excluded. Elekon represents approximately $83 in net sales; $5 in operating income for the three months ended June 30, 2004 and $2,120 in total assets and $1,292 in total liabilities at June 30, 3004 included as part of the Company's Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

(DOLLARS  IN  THOUSANDS)

PENDING  MATTERS

     Robert L. DeWelt v. Measurement Specialties, Inc. et al., Civil Action No. 02-CV-3431. On July 17, 2002, Robert DeWelt, the former acting Chief Financial Officer and general manager of our Schaevitz Division, filed a lawsuit against us and certain of our officers and directors in the United States District Court of the District of New Jersey. Mr. DeWelt resigned on March 26, 2002 in disagreement with management's decision not to restate certain of the our financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. We filed a Motion to Dismiss this case, which was denied on June 30, 2003. We have answered the complaint and are engaged in the discovery process. This litigation is ongoing and we cannot predict its outcome at this time.

     In re Service Merchandise Company, Inc. (Service Merchandise Company, Inc.
v. Measurement Specialties, Inc.), United States Bankruptcy Court for the Middle District of Tennessee, Nashville Division, Case No. 399-02649, Adv. Pro. No. 301-0462A. We are currently the defendant in a lawsuit filed in March 2001 by Service Merchandise Company, Inc. ("SMC") and its related debtors (collectively, the "Debtors") in the United States District Court for the Middle District of Tennessee in the context of the Debtors' Chapter 11 bankruptcy proceedings. The Bankruptcy Court entered a stay of the action in May 2001, which was lifted in February 2002. On March 30, 2004, the court entered on order allowing written discovery in the form of interrogatories and requests for production of documents to begin. All other discovery remains stayed. The action alleges that we received approximately $645 from one or more of the Debtors during the ninety
(90) day period before the Debtors filed their bankruptcy petitions, that the transfers were to our benefit, were for or on account of an antecedent debt owed by one or more of the Debtors, made when one or more of the Debtors were insolvent, and that the transfers allowed the company to receive more than the company would have received if the cases were cases under Chapter 7 of the United States Bankruptcy Code. The action seeks to disgorge the sum of approximately $645 from us. It is not possible at this time to predict the outcome of the litigation or estimate the extent of any damages that could be awarded in the event that we are found liable to the estates of SMC or the other Debtors.

     SEB Patent Issue. On December 12, 2003, Babyliss, SA, a wholly owned subsidiary of Conair Corporation, received notice from the SEB Group ("SEB") alleging that certain bathroom scales manufactured by us and sold by Babyliss in France violated certain patents owned by SEB. On May 19, 2004, SEB issued a Writ of Summons to Babyliss and us, alleging patent infringement and requesting the Tribunal de Grande Instance de Paris to grant them unspecified monetary damages and injunctive relief. Pursuant to the indemnification provisions of the Conair transaction, we have assumed the defense of this matter. After thorough review, we believe SEB's allegations of patent infringement are without merit and we intend to defend our position vigorously. At this time, we cannot predict the outcome of this matter.

     From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, or operating results.


SETTLEMENT

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

     On April 1, 2004, we reached an agreement in principle to settle this class action lawsuit. On July 20, 2004, the court approved the settlement agreement. Pursuant to the agreement, the case has been settled as to all defendants in exchange for payments of $7,500 from the company and $590 from Arthur Andersen, its former auditors. Both our primary and excess D&O insurance carriers initially denied coverage for this matter. After discussion, our primary D&O insurance carrier agreed to contribute $5,000 and our excess insurance carrier agreed to contribute $1,400 to the settlement of this case. As part of the arrangement with our primary carrier, we agreed to renew our D&O coverage for the period from April 7, 2003 through April 7, 2004. The $3,200 renewal premium paid represented a combination of the market premium for an aggregate of $6,000 in coverage for this period plus a portion of our contribution toward the settlement.

     SEC Investigation. In February 2002, we contacted the staff of the SEC after discovering that our former chief financial officer had made the misrepresentation to senior management, our board of directors and our auditors that a waiver of a covenant default under our credit agreement had been obtained when, in fact, our lenders had refused to grant such a waiver. Since February 2002, the company and a special committee formed by our board of directors have been cooperating with the staff of the SEC. In June 2002, the staff of the Division of Enforcement of the SEC informed us that it was conducting a formal investigation relating to matters reported in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

     On June 28, 2004, we reached a definitive settlement agreement with the SEC which resolved the SEC's investigation of the Company. On June 30, 2004, the court approved the settlement agreement. Pursuant to the definitive settlement agreement, we paid one dollar in disgorgement and $1,000 in civil penalties.

     U.S. Attorney Investigation. The office of the United States Attorney for the District of New Jersey has been conducting as inquiry into the matters being investigated by the SEC. This inquiry has resulted in a guilty plea by our former CFO. We are not aware of any continuing investigation into these matters.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  EXHIBITS

     See  Exhibit  Index.


(b)  REPORTS  ON  FORM  8-K.

The following reports on Form 8-K were filed during the three months ended June 30, 2004:

On May 25, 2004, we filed a current report on Form 8-K pursuant to Item 9 (Regulation FD Disclosure) to attach a press release reporting that we will be presenting at Micro Capital's Third Annual Investor Conference

On May 25, 2004, we filed a current report on Form 8-K pursuant to Item 5 (Other Events and Required FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) to attach a press release reporting the settlement of the SEC investigation and announcing the scheduling of an earnings release.

On May 28, 2004, we filed a current report on Form 8-K pursuant to Item 12 (Results of Operations and Financial Condition) to attach a press release reporting results for our three and twelve month periods ended March 31, 2004.

On May 28, 2004, we filed a current report on Form 8-K pursuant to Item 9 (Regulation FD Disclosure) to attach an exhibit of our Consolidated Statements of Operations for the three months ended March 31 2003, and 2004.

On June 28, 2004, we filed a current report on Form 8-K pursuant to Item 2 (Acquisition or Disposition of Assets) to attach a press release reporting our purchase of all the outstanding stock of Elekon Industries USA, for $7,500 consisting of $4,500 in cash paid at closing, and $3,000 in deferred payments.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     MEASUREMENT SPECIALTIES, INC.

                                     (Registrant)



                                            /s/  John P. Hopkins
                                            ----------------------------
Date:  August 4, 2004                       John P. Hopkins
                                             Chief Financial Officer
                                             (authorized officer and
                                             principal financial officer)

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