Form 10-Q
period 2004-09-30
MEASUREMENT SPECIALTIES INC
filed 2004-11-09
CIK 778734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER:  1-11906


                          MEASUREMENT SPECIALTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              NEW JERSEY                                   22-2378738
    -------------------------------                    -------------------
    (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)


                  10 WASHINGTON AVE., FAIRFIELD, NJ    07004-3877
             ------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)

                                 (973) 808-3020
             ------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

             710 ROUTE 46 EAST, SUITE 206, FAIRFIELD, NJ 07004-3877
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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,426,549 shares of common stock, no par value per share, at October 29, 2004.

PART I.  FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .3

ITEM 1.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . .3
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED). . . . . .3
         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED). . . . . . . . . . .4

         CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED).6

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED). . . . . .7

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) . . .8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OFOPERATIONS . . . . . . . . . . . . . . . . . 17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . . . 23

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


                                                            For The Three Months          For The Six Months
                                                             Ended September 30,          Ended September 30,
                                                      ----------------------------------------------------------
                                                           2004            2003          2004           2003
                                                      ----------------------------------------------------------
Net sales                                             $       36,211   $     28,559  $     64,231   $    54,600
Cost of goods sold                                            21,082         16,252        36,525        29,704
                                                      ----------------------------------------------------------
      Gross profit                                            15,129         12,307        27,706        24,896
                                                      ----------------------------------------------------------
Operating expenses (income):
  Selling, general and administrative                          8,474          7,508        15,748        15,002
  Non-cash equity based compensation                               -          1,835             -         1,908
  Research and development                                       848            854         1,657         1,760
  Customer funded development                                    (43)             -          (138)            -
                                                      ----------------------------------------------------------
    Total operating expenses                                   9,279         10,197        17,267        18,670
                                                      ----------------------------------------------------------
      Operating income                                         5,850          2,110        10,439         6,226
  Interest expense, net                                          108            135            97           300
  Other (income)                                                  75              2            66            (6)
                                                      ----------------------------------------------------------
Income from continuing operations before income tax            5,667          1,973        10,276         5,932
      Income tax                                               1,613            258         2,927           546
                                                      ----------------------------------------------------------
Income from continuing operations                              4,054          1,715         7,349         5,386
Discontinued operations:
      Income from discontinued units                               -              -             -           112
                                                      ----------------------------------------------------------
Net income                                            $        4,054   $      1,715  $      7,349   $     5,498
                                                      ==========================================================

Income per common share - Basic
  Income from continuing operations                   $         0.30   $       0.14  $       0.55   $      0.44
  Income from discontinued units                                   -              -             -          0.01
                                                      ----------------------------------------------------------
      Net income                                      $         0.30   $       0.14  $       0.55   $      0.45
                                                      ==========================================================

Income per common share - Diluted
  Income from continuing operations                   $         0.29   $       0.12  $       0.52   $      0.39
  Income from discontinued units                                   -              -             -          0.01
                                                      ----------------------------------------------------------
      Net income                                      $         0.29   $       0.12  $       0.52   $      0.40
                                                      ==========================================================

Weighted average shares outstanding - Basic               13,326,843     12,349,546    13,297,197    12,151,050
                                                      ==========================================================

Weighted average shares outstanding - Diluted             14,188,500     13,844,523    14,168,655    13,587,597
                                                      ==========================================================

                        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MEASUREMENT SPECIALTIES, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (DOLLARS IN THOUSANDS)
                                      (UNAUDITED)

                                                             SEPTEMBER 30,   MARCH 31,
                                                                  2004          2004
-----------------------------------------------------------  --------------  ----------

ASSETS

Current assets:
  Cash and cash equivalents                                  $       10,359  $   19,274
  Accounts receivable, trade, net of allowance for doubtful
   accounts of $858 and $413 respectively                            19,190      14,010
  Inventories                                                        17,371      10,170
  Deferred income taxes - current                                     6,743      12,589
  Prepaid expenses and other current assets                           2,255       3,267
                                                             --------------  ----------
    Total current assets                                             55,918      59,310
                                                             --------------  ----------

Property and equipment, net                                          11,518      10,628
                                                             --------------  ----------

Other assets:
  Goodwill                                                           18,976       4,191
  Acquired and other intangibles                                      4,146           -
  Deferred income tax                                                 6,283       2,214
  Other assets                                                        1,063         657
                                                             --------------  ----------
                                                                     30,468       7,062
                                                             --------------  ----------
    Total assets                                             $       97,904  $   77,000
                                                             ==============  ==========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   MEASUREMENT SPECIALTIES, INC.
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (DOLLARS IN THOUSANDS)
                                            (UNAUDITED)

                                                                        SEPTEMBER 30,    MARCH 31,
                                                                            2004           2004
                                                                       ---------------  -----------

LIABILITIES  AND  SHAREHOLDERS'  EQUITY
Current liabilities:
  Current portion of notes payable                                     $        1,000   $        -
  Current portion of deferred acquisition payment                               1,400            -
  Short-term debt                                                               5,682            -
  Accounts payable                                                             11,788        7,919
  Accrued compensation                                                          2,335        3,224
  Accrued expenses and other current liabilities                                5,870        4,686
  Accrued litigation expenses                                                       -        2,100
                                                                       ---------------  -----------
    Total current liabilities                                                  28,075       17,929

Other liabilities:
  Deferred gain on sale of assets                                               5,290        6,744
  Notes payable                                                                 2,000            -
  Deferred acquisition payments                                                 2,254            -
  Other liabilities                                                             1,251        1,487
                                                                       ---------------  -----------
    Total liabilities                                                          38,870       26,160
                                                                       ---------------  -----------

Shareholders' equity
  Serial preferred stock; 221,756 shares authorized; none outstanding
  Common stock, no par; 20,000,000 shares authorized; 13,257,084
    and 13,282,874 shares issued and outstanding, respectively                  5,502        5,502
  Additional paid-in capital                                                   54,361       53,509
  Accumulated deficit                                                            (748)      (8,097)
  Accumulated other comprehensive loss                                            (81)         (74)
                                                                       ---------------  -----------
           Total shareholders' equity                                          59,034       50,840
                                                                       ---------------  -----------
                                                                       $       97,904   $   77,000
                                                                       ===============  ===========

                                               MEASUREMENT SPECIALTIES, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
                                                  (DOLLARS IN THOUSANDS)
                                                        (UNAUDITED)


                                                    Additional                       Other
                                           Common     paid-in     Accumulated    Comprehensive              Comprehensive
                                            stock     capital       Deficit          Loss         Total     Income (Loss)
                                           -------  -----------  -------------  ---------------  --------  ---------------

Balance, April 1, 2004                     $ 5,502  $    53,509  $     (8,097)  $          (74)  $50,840
  Net income                                     -            -         7,349                -     7,349   $        7,349
  Currency translation adjustment                -            -             -               (7)       (7)              (7)
                                                                                                           ---------------
  Comprehensive income                           -            -             -                -         -   $        7,342
                                                                                                           ===============
  Proceeds from exercise of stock options                   573                                      573
  Tax benefit from stock options                 -          279             -                -       279
                                           -------  -----------  -------------  ---------------  --------
Balance, September 30, 2004                $ 5,502  $    54,361  $       (748)  $          (81)  $59,034
                                           =======  ===========  =============  ===============  ========

                               SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                             MEASUREMENT SPECIALTIES, INC
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (DOLLARS IN THOUSANDS)
                                                      (UNAUDITED)

                                                                      Sept. 30, 2004              Sept. 30, 2003
                                                                ==========================  ==========================
Cash flows from operating activities:
Net Income                                                      $                   7,349   $                   5,498
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities income:
      Depreciation and amortization                                                 1,402                       1,454
      Assets written-off                                                              151                         140
      Deferred rent                                                                     5                         (13)
     Amortization deferred gain                                                    (1,454)                          -
      Provision for bad debt                                                          238                         173
     Provision for obsolete inventory                                                 358                           -
      Non-cash equity based compensation                                                -                       1,908
    Tax benefit from stock options                                                    279                           -
      Net changes in operating assets and liabilities:
        Accounts receivable, trade                                                 (2,656)                     (2,485)
        Inventories                                                                (4,443)                       (291)
        Deferred income tax asset                                                   1,777                           -
        Prepaid expenses and other current assets                                   1,089                        (472)
        Other assets                                                                 (191)                        144
        Accounts payable                                                               72                       2,009
        Accrued litigation costs                                                   (2,100)                     (2,800)
        Accrued expenses and other liabilities                                        130                         882
                                                                --------------------------  --------------------------
    Net cash (used in) provided by operating activities                             2,006                       6,147
                                                                --------------------------  --------------------------
Cash flows from investing activities:
     Purchases of property and equipment                                           (1,152)                       (904)
     Purchase of acquisitions, net of cash acquired                               (15,953)                          -
                                                                --------------------------  --------------------------
    Net cash (used in) provided by investing activities                           (17,105)                       (904)
                                                                --------------------------  --------------------------
Cash flows from financing activities:
    Borrowing under short-term debt and notes payable                               5,613                       3,000
    Repayments of  debt                                                                 -                      (8,260)
    Proceeds from exercise of options and warrants                                    573                         795
                                                                --------------------------  --------------------------
    Net cash used in financing activities                                           6,186                      (4,465)
                                                                --------------------------  --------------------------
Net change in cash and cash equivalents, continuing operations                     (8,913)                        778
Effect of exchange rates                                                               (2)                        (30)
Cash and cash equivalents, beginning of period                                     19,274                       2,694
                                                                --------------------------  --------------------------
Cash and cash equivalents, end of period                        $                  10,359   $                   3,442
                                                                ==========================  ==========================
Supplemental Cash Flow Information:
Non cash:
   Notes from acquisitions                                      $                   3,000   $                       -
   Deferred acquisition payments                                $                   3,654   $                       -
   Purchases of property in accounts payable                    $                     230   $                       -
Cash paid during the period for:
  Interest                                                      $                     128   $                     313
  Income taxes                                                  $                     372   $                     182

                          MEASUREMENT SPECIALTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. BASIS OF PRESENTATIONS:

Interim financial statements:

These interim financial statements and notes to condensed consolidated financial statements were prepared pursuant to accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission, and have not been audited. Accordingly, while they conform to the measurement and classification provisions of accounting principles generally accepted in the United States, they do not include the footnote information required by accounting principles generally accepted in the United States for annual financial statements. Preparation of these financial statements requires management to make estimates and assumptions, which affect the amounts reported. Actual results could differ from those estimates. In the opinion of management, these financial statements include all normal and accrual adjustments necessary for a fair presentation. Reference is made to the annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004. Operating results for the three months and six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our annual report on Form 10-K for the fiscal year ended March 31, 2004.

For further information, refer to the financial statements and footnotes thereto
included in the Company's Annual Report on Form   10-K for the year ended March
31, 2004.

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

The Consumer Products segment designs and manufacturers sensor-based consumer products that are sold to retailers and distributors in both the United States and Europe. Consumer products include bathroom and kitchen scales, tire pressure gauges and distance estimators.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation:

The consolidated financial statements include the accounts of Measurement Specialties, Inc. and its wholly-owned subsidiaries (the "Subsidiaries").

In the quarter ended June 30, 2004, the Company reorganized its Asia operations under an offshore holding company, Kenabell Holding Limited, a British Virgin Island Company ("Kenabell Holding BVI"). As part of the reorganization, a new entity was formed under Kenabell Holding BVI in the Cayman Islands, Measurement Limited, ("ML Cayman"). A significant portion of the Consumer business in Asia was transferred into ML Cayman during the quarter ended June 30, 2004. These holding companies were formed as part of a foreign tax planning restructuring, and to facilitate any potential future sale of assets of our Consumer Products business.

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

Elekon Industries USA, Inc., acquired on June 24, 2004, is a wholly-owned subsidiary of the Company and is included in the consolidated financial
statement as of the date of acquisition.   (See Note 7.)

Entran Devices, Inc. and Entran S.A., acquired on July 16, 2004 are subsidiaries of the Company and are included in the consolidated financial statement as of the date of acquisition (See Note 7).

The assets of Encoder Devices, LLC. "Encoder" were purchased on July 16, 2004. The results of operations of Encoder are included in the condensed consolidated statement of operations as of the date of acquisition, and the condensed consolidated balance sheet reflects the assets and liabilities of Encoder at September 30, 2004 (See Note 7).

All significant intercompany balances and transactions have been eliminated.

DEFERRED REVENUE:

The Company has recorded deferred revenue from the sale of the Company's Thinner branded bathroom and kitchen scale business to Conair. The sale of this business has been accounted for under the guidance of Emerging Issues Task Force (EITF) 00-21. As a significant portion of the proceeds from the sale was in fact upfront payment for future lost margins, the majority of the gain on the sale has been deferred and will be amortized into revenues in future period, over the estimated remaining life of the Thinner branded scale models sold to Conair.

RECLASSIFICATIONS:

The presentation of certain prior year information has been reclassified to conform with the current year presentation.

STOCK BASED COMPENSATION:

The Company has three stock-based employee compensation plans. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its plans. There was no compensation expense recognized in the period of three months or six months of the fiscal year ending March 31, 2005 or in the fiscal year ended March 31, 2004. The table below illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation".


                                                            For The Three Months        For The Six Months
                                                             Ended September 30,         Ended September 30,
                                                             2004          2003          2004          2003
                                                         --------------------------  --------------------------
Net income, as reported                                  $      4,054   $    1,715   $     7,349   $     5,498
add: Stock-based employee compensation expense included
in reported net income, net of related tax effects                  -            -             -             -

Deduct: Total stock-based employee compensation under
      fair value based method for awards granted,
      net of related tax effects                                 (163)         (19)         (328)          (56)
                                                         --------------------------  --------------------------
Pro forma net income                                     $      3,891   $    1,696   $     7,021   $     5,442
                                                         ==========================  ==========================

Net Income per share
     Basic-as reported                                   $       0.30   $     0.14   $      0.55   $      0.45
     Basic Proforma                                              0.29         0.14          0.53          0.45
     Diluted- as reported                                        0.29         0.12          0.52          0.40
     Diluted proforma                                            0.27         0.12          0.50          0.40


RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation 46 (FIN 46), and amended April 2004, FIN46 (R)-4"Consolidation of Variable Interest Entities". FIN 46 (R)-4 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 (R)-4 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 (R)-4 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has determined that the adoption of FIN46(R)-4 will not have a material effect on its financial position or results of operations.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. On January 30, 2004, Conair Corporation purchased certain assets of the Company's Thinner branded bathroom and kitchen scale business, and now owns worldwide rights to the Thinner brand name and exclusive rights to the Thinner designs in North America. The Company has accounted for the sale of this business under the guidance of EITF 00-21. Except for the Conair transaction, the Company does not believe that the adoption of EITF 00-21 will have a material effect on its financial position or results of operations.

3. INVENTORIES:

Inventories net, consists of the following:

                 September 30,   March 31,
                      2004          2004
                 --------------  ----------
Raw Materials    $       10,104  $    6,777
Work-in-Process           2,867       1,210
Finished Goods            4,400       2,183
                 --------------  ----------
                 $       17,371  $   10,170
                 ==============  ==========


Inventory reserves were $5,154 at September 30, 2004 and $ 4,206 at March 31, 2004.

4. SHORT AND LONG-TERM DEBT:

CURRENT REVOLVING CREDIT FACILITY
---------------------------------

On January 31, 2003, the Company entered into a $15,000 revolving credit facility with Bank of America Business Capital ("BOA") (formerly Fleet Capital Corporation). The revolving credit facility is secured by a lien on substantially all of the Company's assets. Interest accrues on the principal amount of borrowings under this facility at a fluctuating rate per year equal to the lesser of BOA's prime rate for commercial loans plus one percent (subject to a two percent increase upon the occurrence of an event of default under the loan agreement) or the maximum rate permitted by applicable law. As of September 30, 2004, the interest rate applicable to borrowings under the revolving credit facility was 5.75%. The amount of borrowing available under the revolving credit facility is determined in accordance with a formula based on certain of the Company's accounts receivable and inventory. The revolving credit facility expires on February 1, 2006. As of September 30, 2004, the outstanding borrowings were $5,613 and the Company had the right to borrow an additional $3,306 under the revolving credit facility. Commitment fees on the unused balance are equal to .375% per annum of the average monthly amount by which $15,000 exceeds the sum of the outstanding principal balance of the revolving credit loans. Commitment fees paid during the quarter ended September 30, 2004 were $11.

Cash receipts are applied from the Company's lockbox accounts directly against the bank line of credit, and checks clearing the bank are funded from the line of credit. The resulting overdraft balance, consisting of outstanding checks, was $726 at September 30, 2004.

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

As of September 30, 2004, the weighted average short-term interest rate on the revolving credit facility was 5.45%. The average amount outstanding under this agreement for the period from April 1, 2003 through March 31, 2004 was zero. The average amount outstanding for the 3 months period ended June 30, 2004 was 264, and the average amount outstanding for the 3 months period ended September 30, 2004 was $3,681. The Company maintains a letter of credit for $34 to guarantee the lease of its facility in Fairfield, NJ.

PROMISSORY NOTES
----------------

In connection with the acquisition of Elekon Industries USA, Inc. (See Note 7), the Company issued unsecured Promissory Notes ("Notes") totaling $3,000. The Notes amortize over a period of three years, are payable quarterly and bear interest of 6%.

OTHER SHORT-TERM DEBT
---------------------

In connection with the acquisition of Entran Devices, Inc. and Entran S.A., the Company has outstanding short-term borrowing of $69 at September 30, 2004. This amount is included in short-term debt in the condensed consolidated balance sheet.


5. PROPERTY AND EQUIPMENT:

Property and equipment are summarized as follows:

                                      SEPTEMBER 30,    MARCH 31,
                                                                   ESTIMATED USEFUL
                                          2004           2004      LIFE
                                     ---------------  -----------  -----------------
Production machinery and equipment   $       16,884   $   14,616   5-7 years
Tooling costs                                 4,118        3,846   5-7 years
Furniture and equipment                       4,954        4,138   3-10 years
Leasehold improvements                        1,935        1,780   Term of the lease
Construction in progress                        794          296
                                     ---------------  -----------
                    Total                    28,685       24,676
Less:  accumulated depreciation and
amortization                                (17,167)     (14,048)
                                     ---------------  -----------
                                     $       11,518   $   10,628
                                     ===============  ===========


Depreciation expense was $752 and $1,402 for the three and six months period ended September 30, 2004, respectively, and was $724 and $1,454 for the three and six months period ended September 30, 2003, respectively.

6. PER SHARE INFORMATION AND STOCK OPTIONS ISSUED:

Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options and warrants, less the shares that may be repurchased with the funds received from their exercise. There were no antidilutive shares in the period presented.

The computation of the basic and diluted net income per share is as follows:

                                           For The Three Months            For The Six Months
                                         Ended September 30, 2004        Ended September 30, 2004

                                    Income      Shares    Per Share    Income     Shares    Per Share
                                   ---------  ----------  ----------  --------  ----------  ----------
Income from continuing operations  $   4,054  13,326,843  $     0.30  $  7,349  13,297,197  $     0.55

Basic EPS:
                                   ---------  ----------  ----------  --------  ----------  ----------
Income available to common
shareholders                       $   4,054  13,326,843  $     0.30  $  7,349  13,297,197  $     0.55

Effect of dilutive securities:

Stock options                                    861,657                           871,458
                                   ---------  ----------  ----------  --------  ----------  ----------

Diluted EPS:
Income available to common
Stockholders

and assumed conversions            $   4,054  14,188,500  $     0.29  $  7,349  14,168,655  $     0.52
                                   =========  ==========  ==========  ========  ==========  ==========

7. ACQUISITIONS:

As part of its growth strategy in the Sensors segment, the Company has made three acquisitions in the six months ended September 30, 2004. Proforma financial statements are not presented for these acquisitions because the test of sigificance for the acquired companies is below the prescribed thresholds.

On June 24, 2004 the Company acquired 100% of the capital stock of Elekon Industries USA, Inc. ("Elekon") for $7,750 ($4,674 in cash at the closing, $3,000 in unsecured Promissory Notes "Notes" and $250 in acquisition costs).
The terms of the Notes amortize over a period of three years, are payable quarterly and bear interest at a rate of 6%. If certain performance targets are achieved, an additional $3,000 could be paid to the principals of Elekon. If paid, these amounts will be treated as additional acquisition costs and will increase the amount of goodwill associated with the acquisition. Elekon is based in Torrance, California where it designs and manufactures optical sensors primarily for the medical and security markets. The transaction was recorded as a purchase, and is included in the consolidated financial results from the date of acquisition through September 30, 2004. The Company had initially recorded goodwill of approximately $6,555 for the acquisition in the quarter ended June 30, 2004. However, the purchase price allocation was not finalized until the quarter ended September 30, 2004. The Company has allocated $3,155 as personally held intangibles and $620 to a covenant not to compete from the previously recorded goodwill. $1,870 of the personally held intangibles has an indefinite life and is therefore not amortized. The remaining $1,285 of personally held intangibles is for patented and proprietary technology and is being amortized over the asset's estimated useful lives, ranging from 10 to 18.5 years. The covenant of not to compete is being amortized over its estimated useful life of 3 years. Due to the timing of the acquisition, the purchase price allocation has not been finalized.

Below is a condensed balance sheet for the acquired business on the date of acquisition:

       CONDENSED BALANCE SHEET
        OF ACQUIRED ENTITY AT
            JUNE 24, 2004
Assets
  Cash                 $        174
  Accounts receivable           707
  Inventory                   1,418
  Property and
  equipment                     168
  Others                         20
                            -------
                              2,487
                            -------
Liabilities
  Accounts payable          (1,286)
  Others                        (6)
                            -------
                            (1,292)
                            -------
Net Assets Acquired    $      1,195
                            =======

On July 16, 2004 the Company acquired 100% of the capital stock of Entran Devices, Inc. and Entran S.A. ("Entran") for $10,539 ($6,000 in cash at the closing, $1,195 in certain liabilities discharging at closing, $3,254 in deferred payments and $90 in acquisition costs). The Company will pay a deferred payment of $2,254 on July 16, 2006, and will pay an additional $1,000 upon the earlier of October 31, 2005 or the date of the elimination of the lease expense and certain other expenses related to the Fairfield, NJ Facility. Entran, based in Fairfield, NJ and Les Clayes-sous-Bois, France, is a designer/manufacturer of acceleration, pressure and force sensors sold primarily to the automotive crash test and motorsport racing markets. The transaction was recorded as a purchase, and is included in the consolidated financial results from the date of acquisition through September 30, 2004. The Company has recorded goodwill of $8,269 for the acquisition. Due to the timing of the acquisition, the purchase price allocation has not been finalized.

Below is a condensed balance sheet for the acquired business on the date of acquisition:

      CONDENSED BALANCE SHEET
       OF ACQUIRED ENTITY AT
           JULY 15, 2004
Assets
  Cash                    $   246
  Accounts receivable       2,002
  Inventory                 1,513
  Property and equipment      489
  Others                      266
                          --------
                            4,516
                          --------
Liabilities
  Accounts payable         (2,085)
  Others                     (161)
                          --------
                           (2,246)
                          --------
Net Assets Acquired       $  2,270
                          ========


On July 16, 2004 the Company acquired the assets of Encoder Devices, LLC. ("Encoder") for $4,564 ($4,000 in cash at the closing, $400 in deferred payments and $164 in acquisition costs). The Company will pay the deferred payment of $400 on July 16, 2005. Encoder, based in Plainfield, IL, is a designer /manufacturer of rotational sensors (encoders) utilizing magnetic encoding technology. The transaction was recorded as a purchase, and is included in the consolidated financial results from the date of acquisition through September 30, 2004. The Company has recorded goodwill of $3,736 and intangibles of $420 for the acquisition. The intangibles, consisting of $137 of patents and a covenant not to compete valued at $283, are estimated to have a useful life of
19.5 and 3 years, respectively, and are being amortized over those periods. Due to the timing of the acquisition, the purchase price allocation has not been finalized.


Below is a condensed balance sheet for the acquired business on the date of acquisition:

     CONDENSED BALANCE SHEET
      OF ACQUIRED ENTITY AT
          JULY 15, 2004
Assets
  Accounts receivable     $    96
  Inventory                   134
  Property and equipment      251
  Others                        7
                          --------
                              488
                          --------
Liabilities
  Accounts payable            (80)
                          --------
                              (80)
                          --------
Net Assets Acquired       $   408
                          ========

The effect of acquisitions (opening balances) have been eliminated for the statement of cash flows.

8. SEGMENT INFORMATION:

The Company has two business segments, a Sensor segment and a Consumer Products segment.

The Company's Sensor segment designs and manufactures sensors for original equipment manufacturers. These sensors are used for automotive, medical, consumer, military/aerospace and industrial applications. These sensor products include pressure and electromagnetic displacement sensors, piezoelectric polymer film sensors, panel sensors, custom microstructures, load cells, accelerometers and optical sensors.

The Company's Consumer Products segment designs and manufactures sensor-based consumer products that are sold to retailers and distributors in both the United States and Europe. Consumer products include bathroom and kitchen scales, tire pressure gauges and distance estimators. The Company sold its branded bathroom and kitchen scale business to Conair Corporation on January 30, 2003. Accordingly, in the scale business, the Company now sells exclusively to the original equipment manufacturer market.

Segment data have been presented on a basis consistent with how business activities are reported internally to management.

The Company has no material intersegment sales.

The following is information related to industry segments:


                                                       For The Three Months Ended              For The Six Months Ended
                                                             September 30,                           September 30,
                                              ----------------------------------------  -----------------------------------
                                                 2004       2003           % Change       2004         2003        % Change
                                              ----------------------------------------  -----------------------------------
Net sales
   Sensors                                    $ 23,553   $       14,221          65.6%  $40,694   $       29,011      40.3%
   Consumer Products                            12,658           14,338         -11.7%   23,537           25,589      -8.0%
                                              ----------------------------------------  -----------------------------------
      Total                                     36,211           28,559          26.8%   64,231           54,600      17.6%
                                              ----------------------------------------  -----------------------------------

 Operating income
    Sensors                                      5,444            3,690          47.5%   10,917            8,287      31.7%
   Consumer Products                             2,060            2,685         -23.3%    3,374            4,793     -29.6%
                                              ----------------------------------------  -----------------------------------
 Total segment operating income                  7,504            6,375          17.7%   14,291           13,080       9.3%
   Unallocated expenses                         (1,654)          (4,265)        -61.2%   (3,852)          (6,854)    -43.8%
                                              ----------------------------------------  -----------------------------------
 Total operating income                          5,850            2,110         177.2%   10,439            6,226      67.7%

   Interest expense, net of interest income        108              135         -19.8%       97              300     -67.6%
   Other (income)                                   75                2        3635.4%       66               (6)  -1195.1%
                                              ----------------------------------------  -----------------------------------
   Income from continuing operations before
   income tax                                    5,667            1,973         187.2%   10,276            5,932      73.2%
                Income Tax                       1,613              258         525.1%    2,927              546     436.0%
                                              ----------------------------------------  -----------------------------------
 Income from continuing operations               4,054            1,715         136.4%    7,349            5,386      36.4%
    Income from Discontinued Operations              -                                        -              112    -100.0%
                                              ----------------------------------------  -----------------------------------
         Net Income                           $  4,054   $        1,715         136.4%  $ 7,349   $        5,498      33.7%
                                              ========================================  ===================================


                     September 30,   March 31,
                     --------------  ----------
                          2004          2004
Segment Assets
  Consumer Products  $       12,484  $    9,527
  Sensor                     60,425      30,326
  Unallocated                24,995      37,147
                     --------------  ----------
    Total            $       97,904  $   77,000
                     ==============  ==========

9. COMMITMENTS AND CONTINGENCIES:

PENDING MATTERS

Robert L. DeWelt v. Measurement Specialties, Inc. et al., Civil Action No. 02-CV-3431. On July 17, 2002, Robert DeWelt, the former acting Chief Financial Officer and general manager of our Schaevitz Division, filed a lawsuit against the Company and certain of its officers and directors in the United States District Court of the District of New Jersey. Mr. DeWelt resigned on March 26, 2002 in disagreement with management's decision not to restate certain of the Company's financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. The Company filed a Motion to Dismiss this case, which was denied on June 30, 2003. The Company has answered the complaint and is engaged in the discovery process. This litigation is ongoing and the Company cannot predict its outcome at this time.

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

SEB Patent Issue. On December 12, 2003, Babyliss, SA, a wholly owned subsidiary of Conair Corporation, received notice from the SEB Group ("SEB") alleging that certain bathroom scales manufactured by the Company and sold by Babyliss in France violated certain patents owned by SEB. On May 19, 2004, SEB issued a Writ of Summons to Babyliss and the Company, alleging patent infringement and requesting the Tribunal de Grande Instance de Paris to grant them unspecified monetary damages and injunctive relief. Pursuant to the indemnification provisions of the Conair transaction, the Company has assumed defense of this matter. After through review, the Company believes SEB's allegations of patent infringement are without merit and it intends to defend its position vigorously. At this time, the Company cannot predict the outcome of this matter.

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that management believes will have, individually or in the aggregate, a material adverse effect on the Company's business, financial condition, or operating results.


SETTLEMENT

In re: Measurement Specialties, Inc. Securities Litigation, 02 Civ. No. 1071 (D.N.J.). On March 20, 2002, a class action lawsuit was filed on behalf of purchasers of the Company's common stock in the United States District Court for the District of New Jersey against the Company and certain of its present and former officers and directors. The complaint was subsequently amended to include the underwriters of the Company's August 2001 public offering as well as its former auditors. The lawsuit alleged violations of the federal securities laws. The lawsuit sought an unspecified award of money damages. After March 20, 2002, nine additional similar class actions were filed in the same court. The ten lawsuits were consolidated into one case under the caption In re: Measurement Specialties, Inc. Securities Litigation, 02 Civ. No. 1071 (D.N.J.). Plaintiffs filed a Consolidated Amended Complaint on September 12, 2002. The underwriters made a claim for indemnification under the underwriting agreement.

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



10. RELATED PARTY TRANSACTIONS:

RESTRUCTURING SERVICES

In May 2002, the Company retained Corporate Revitalization Partners ("CRP") to conduct its ongoing operational/financial restructuring efforts. In June 2002, Frank Guidone, a Managing Director of CRP, became the Company's Chief Executive Officer (See "Executive Services and Non-Cash Equity Based Compensation" below for a discussion of the current agreement relating to Mr. Guidone's services as Chief Executive Officer of the Company). As of March 31, 2004, on a cumulative basis, the Company has incurred $3,613 in consulting fees and expenses to CRP. The Company has not utilized the services of CRP since March 31, 2004.

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

EXECUTIVE SERVICES AND NON-CASH EQUITY BASED COMPENSATION

On April 21, 2003, the Compensation Committee of the Company's Board of Directors reached a verbal agreement with Frank Guidone regarding his long term retention as Chief Executive Officer. Definitive agreements memorializing this arrangement were entered into on July 22, 2003, between the Company and Four Corners Capital Partners, LP ("Four Corners"), a limited partnership of which Mr. Guidone is a principal. Pursuant to this arrangement, Four Corners will make Mr. Guidone available to serve as the Company's Chief Executive Officer for which it will receive an annual fee of $400 (plus travel costs for Mr. Guidone) and will be eligible to receive a performance-based bonus. The agreement is for an indefinite period of time and both parties have the right to terminate the agreement on sixty day's advance notice. Payments under this agreement to Four Corners in the three months and six months ended September 30, 2004 were $116 ($100 for executive services and $16 for expenses), and $241 ($200 for executive services and $41 for expenses).

In connection with the retention of the services of Mr. Guidone, Four Corners was also issued a warrant to purchase up to 600,000 shares of the Company's common stock at an exercise price of $3.16 per share. As a result of the performance of the Company's common stock, all warrant shares became vested during the fiscal year ended March 31, 2004. The Company recorded a non-cash equity based compensation charge of $1,835 ($0.13 per share diluted) and $1,908 ($0.14 per share diluted) during the three month and six month periods ended September 30, 2004, representing the estimated fair value of the portion of the warrant that vested.

In addition, in connection with this arrangement, Mr. Guidone entered into a non-competition agreement and Four Corners was granted registration rights relating to any shares purchased under the warrant.

11. OTHER MATTERS:

DISCONTINUED OPERATIONS:

The Company placed its Schaevitz UK entity into receivership on June 5, 2002 pursuant to the terms of a Mortgage Debenture dated February 28, 2001, as the Company was no longer in a position to support its losses. In the quarter ended June 30, 2003 the company received $112 from the liquidation of it MSS facility in the United Kingdom. This amount is recorded in "income from discontinued units". There was no receipt of funds from the liquidation of MSS in the six months ended September 30, 2004.

RESTRUCTURING AND OTHER COSTS:

At March 31, 2004, the Company maintained an accrual of $440 to cover the expected cost of a lease termination during its restructuring. The Company did not make any payments in the six month period ended September 30, 2004 related to these costs.

CONTRACTUAL OBLIGATIONS:

                      Payments Due By Period, as of 9/30/2004
----------------------------------------------------------------------------------
Contractual Obligations    Total  Less than one  1-3 Years  3-5 Years  More than 5
                                      year                                 Years

Notes payable              3,069          1,069      2,000          -            -

Deferred payments          3,654          1,400      2,254          -            -

                          --------------------------------------------------------
                           6,723          2,469      4,254          -            -
                          ========================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FORWARD-LOOKING STATEMENTS

The following discussion of our results of operations and financial condition should be read together with the other financial information, consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward looking statements may be identified by such words or phrases as "believe," "expect," "intend," "estimate," "anticipate," "project," "will," "may" and similar expressions. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. The forward-looking statements below are not guarantees of future performance and involve a number of risks and uncertainties. Factors that might cause actual results to differ materially from the expected results described in or underlying our forward-looking statements include:

- Conditions in the general economy and in the markets served by us;
- Competitive factors, such as price pressures and the potential emergence of rival technologies;
- Interruptions of suppliers' operations or the refusal of our suppliers to provide us with component materials;
- Timely development, market acceptance and warranty performance of new products;
- Changes in product mix, costs and yields and fluctuations in foreign currency exchange rates;
- Uncertainties related to doing business in Europe, Hong Kong and China;
- The continued decline in the European consumer products market;
- A decline in the United States consumer products market;
- Legal proceedings described below under "Item 1 - Legal Proceedings"; and
- The risk factors listed from time to time in our SEC reports.

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

EXECUTIVE SUMMARY

Measurement Specialties has seen a significant amount of change over the last several years. We experienced very poor historical margin performance due mainly to under-absorption of the then in place overhead structure. In May 2002, we embarked upon an aggressive restructuring effort to improve the operating performance of the company. A key component of this restructuring was the elimination of underutilized facilities to consolidate our operations in Shenzhen, China and Hampton, Virginia. Having completed this restructuring, Measurement Specialties is now a global sensor solutions company with a broad range of technologies and capabilities. With recent acquisitions of Elekon Industries, Inc., Entran Devices, Inc. Entran SA. and Encoder Devices, LLC (the "Acquisitions", see Note 7 to the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q) as part of our strategic plans, our focus remains engineered solutions where we can use our engineering and manufacturing talent and depth of knowledge and experience in sensors to provide a complete solution to our customers. A key to our manufacturing strategy is leveraging the significant infrastructure we now have in Shenzhen, China. This infrastructure has enabled us to reduce costs and improve financial performance while continuing to provide our customers with low cost, highly reliable products.

The following table sets forth, for the periods indicated, certain items in our consolidated statements of income as a percentage of net sales:


                                                          For The Three Months Ended    For The Six Months Ended
                                                                September 30,                 September 30,
                                                        -----------------------------  ---------------------------
                                                             2004           2003           2004          2003
                                                        ----------------------------------------------------------
Net Sales
  Sensor                                                         65.0%          49.8%         63.4%          53.1%
  Consumer products                                              35.0%          50.2%         36.6%          46.9%
                                                        --------------  -------------  ------------  -------------
      Total net sales                                           100.0%         100.0%        100.0%         100.0%

Cost of Sales                                                    58.2%          56.9%         56.9%          54.4%
                                                        --------------  -------------  ------------  -------------
  Gross profit                                                   41.8%          43.1%         43.1%          45.6%
Expenses (income)
  Selling, general, and administrative                           23.4%          26.3%         24.5%          27.5%
  Litigation expense                                              0.0%           0.0%          0.0%           0.0%
  Non-cash equity based compensation                              0.0%           6.4%          0.0%           3.5%
  Research and development                                        2.3%           3.0%          2.6%           3.2%
  Customer funded development                                    -0.1%           0.0%         -0.2%           0.0%
  Restructuring costs                                             0.0%           0.0%          0.0%           0.0%
  Interest expense, net                                           0.3%           0.5%          0.2%           0.5%
  Gain on sale of wafer fab                                       0.0%           0.0%          0.0%           0.0%
  Other expenses                                                  0.2%           0.0%          0.1%           0.0%
                                                        --------------  -------------  ------------  -------------
                                                                 26.1%          36.2%         27.1%          34.7%

Income from continuing operations before income taxes            15.6%           6.9%         16.0%          10.9%
Income tax provision                                              4.5%           0.9%          4.6%           1.0%
Income from discontinued units                                    0.0%           0.0%          0.0%           0.2%
                                                        --------------  -------------  ------------  -------------
Net income                                                       11.2%           6.0%         11.4%          10.1%
                                                        ==============  =============  ============  =============




OUR STRATEGY

Development Strategy. We focus our development efforts in both our Sensor business and Consumer Products business on the original equipment manufacturers
(OEM) market. In the Consumer Products business, having both a branded and OEM consumer scale business had created some channel conflicts historically. As part of this focus, we sold certain assets associated with our Thinner branded bathroom and kitchen scale business to Conair Corporation on January 30, 2004. We previously sold our Thinner branded scales directly to retailers, predominately in the U.S. and Canada. On a going-forward basis, we expect to supply these scales directly to Conair and intend to continue our efforts in the design, development and manufacture of innovative scale products for sale to our worldwide base of OEM customers. Although our development focus is on the OEM market, we intend to continue to develop and manufacture our tire pressure gauges, which are sold directly to retail customers. As OEM margins have historically been lower than margins on sales to retail customers, we expect our Consumer Products segment margins will decline as a result of this transaction.

Growth Strategy. We are focused on aggressively growing our Sensor segment. We expect that this growth will come through a combination of organic growth and the acquisition of sensor businesses. To that end, the Company has made the three acquisitions referenced above since March 31, 2004, two of which were subsequent to June 30, 2004.

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


RESULTS OF OPERATIONS

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS IN OUR CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS AND SIX MONHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003, RESPECTIVELY:

                                               For The Three Months Ended        For The Six Months Ended
                                                     September 30,                     September 30,
                                           --------------------------------  -------------------------------
                                                                    % of                             % of
                                              2004       2003      Change       2004      2003      Change
                                           -----------------------------------------------------------------
Net Sales
  Sensor                                      23,553      14,221      65.6      40,694   29,011        40.3
  Consumer products                           12,658      14,338     (11.7)     23,537   25,589        (8.0)
                                           ----------  ---------             ----------  -------
    Total net sales                           36,211      28,559                64,231   54,600

Cost of Sales                                 21,082      16,252      29.7      36,525   29,704        23.0
                                           ----------  ---------             ----------  -------

  Gross profit                                15,129      12,307      22.9      27,706   24,896        11.3
Expenses (income)
  Selling, general, and administrative         8,474       7,508      12.9      15,748   15,002         5.0
  Non-cash equity based compensation               -       1,835    (100.0)          -    1,908      (100.0)
  Research and development                       848         854      (0.6)      1,657    1,760        (5.9)
  Customer funded development                    (43)          -                  (138)       -
  Interest expense, net                          108         135     (19.8)         97      300       (67.6)
  Other expenses                                  75           2   3,635.4          66       (6)   (1,195.1)
                                           ----------  ---------             ----------  -------
                                               9,462      10,334                17,430   18,964

Income from continuing operations before
 income taxes                                  5,667       1,973     187.1      10,276    5,932        73.2
Income tax provision                           1,613         258     525.1       2,927      546       436.3
Income from discontinued units                     -           -                     -      112
                                           ----------  ---------             ----------  -------
Net income                                     4,054       1,715     136.3       7,349    5,498        33.7
                                           ==========  =========             ==========  =======

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003
The consolidated financial statements for the three month periods ended September 30, 2004 and September 30, 2003 include the results of the ongoing operations of Measurement Specialties, Inc.

NET SALES.

Sensor Business. The increase in net sales for our base Sensor business during the three months ended September 30, 2004, is a result of increased demand in our Microfused, Schaevitz, and Piezo product lines. Significant contributors to the increase in net sales for our Microfused line are the expanded demand for automotive sensors, as well as ramping sales of newly introduced pressure products targeting the semiconductor processing market. The improved Schaevitz sales are attributed to the application of existing electromagnetic fluid level sensors to new automotive off road platforms, as well as a one time purchase of spare parts by an aerospace customer. The Piezo line has seen increased sales primarily in the area of our traffic sensor programs. Sales from the Acquisitions contributed an additional $4,556.

Consumer Business. Lower tire gauge sales in the U.S. business accounted for the majority of the decline in net sales for our Consumer Products division for the three months ended September 30, 2004, as compared to the same period in the prior fiscal year. The decrease is due to non-repeating promotional business and changes in customer product assortments. Higher OEM sales in the bath scale business more than offset the impact of the lower pricing structure resulting from the Conair transaction.


GROSS MARGIN.

Gross margin as a percent of sales for the three months ended September 30, 2004 decreased to 41.8% from 43.1% for the three months ended September 30, 2003.

Sensor Business. Gross margin as a percent of sales for our base Sensor business decreased from 53.5% for the quarter ending September 30, 2003 to 50.6% for the quarter ending September 30, 2004. This decreased gross margin occurred as the result of a shift in overall product mix to lower margin products, both in automotive and non-automotive businesses. Including acquisition sales, gross margin as a percent of sales for our Sensor business decreased to 48.6%, as the acquired businesses are generally at lower margins than our historical base business.

Consumer business. Gross margin as a percent of sales for our Consumer Products business decreased to 27.6% for the three months ended September 30, 2004 from 31.5% for the same period ending September 30, 2003. Gross margin decreased as a result of lower tire gauge sales. Tire gauge sales contribute a higher margin than the scale business. Additionally, as a result of the Conair transaction, the entire scale business is now realizing OEM margins, which are historically lower than retail margins. Also contributing to the lower margins was the effect of lower pricing and higher cost of sales in certain of our bath scale lines.


On a continuing basis our gross margin in the Sensor and Consumer Products businesses may vary due to product mix, sales volume, availability of raw materials and other factors.

SELLING, GENERAL AND ADMINISTRATIVE.

The increase in selling, general and administrative expenses is primarily due to the Acquisitions. These Acquisitions resulted in an increase of $1,564 for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. In addition, increased professional fees contributed to the increase in selling, general, and administrative expenses due to, among other things, costs associated with the implementation of Sarbanes-Oxley requirements. These higher expenses were partially offset by lower expenses for employee profit sharing and lower costs in the Consumer Products segment resulting from the Conair transaction


NON-CASH EQUITY BASED COMPENSATION.

During the three months ended September 30, 2003, we recorded a non-cash equity based compensation charge of $1,835, or $0.13 per share diluted, for the vesting of the warrant issued to Four Corners Capital Partners LP, a limited partnership of which Mr. Guidone is a principal. All warrants issued to Four Corners vested in fiscal 2004, and there was no comparable charge in the three months ended September 30, 2004. See Note 10 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of non-cash equity based compensation and the arrangement with Four Corners.

RESEARCH AND DEVELOPMENT

We had $43 of customer-funded development for the three months ended September 30, 2004 compared with zero for the three months ended September 30, 2003. On a net basis, research and development costs decreased $49, or 5.7%, to $805 for the three months ended September 30, 2004 from $854 for the three months ended September 30, 2003.

INTEREST EXPENSE, NET.

Net interest expense decreased $27, or 20%, to $108 for the three months ended September 30, 2004 from $135 for the three months ended September 30, 2003. The decrease in interest expense to interest income is attributable to the Company having average debt outstanding of $3,681 for the three months ended September 30, 2004, compared to $3,750 of debt outstanding for the three months ended September 30, 2003.

INCOME TAXES.

The increase in the provision for income taxes is mainly due to the lower than normal prior year balance. Based on the evaluation of relevant factors last year, a valuation allowance for deferred tax assets was recorded because it was determined that it was more likely than not that a portion or all of the deferred tax assets would not be realized. The uncertainty with the then pending litigation resulted in this assessment. However, as the situation improved by the fiscal year ended March 31, 2004, a valuation allowance was determined to be no longer necessary. Our provision for income taxes for the period ended September 30, 2004 represents our estimate of the full year's tax rate based upon the expected taxable income taxed at the applicable jurisdiction. The utilization of a portion of the Company's net operating loss carry forward of $26,681 at March 31, 2004 will greatly reduce the Company 's cash payment for the U.S. portion of the provision for income taxes.


SIX MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2003

The consolidated financial statements for the six month period ended September 30, 2004 and September 30, 2003 include the results of the ongoing operations of Measurement Specialties, Inc.

NET SALES.

Sensor Business. Sales generally increased along all product lines in the base Sensor segment. A significant contributor to the increase in net sales for our Sensor business for the six month period ending September 30, 2004 is higher displacement sales in the automotive sector for our Schaevitz product line, as one of our products has been designed into a new platform. In addition, Microfused product line sales increased significantly as compared to the same period in the prior fiscal year. The improved sales in this product line are primarily due to expanded demand for automotive sensors. Piezo product line sales increased as a result of increased traffic sensor programs. Sales from the acquisitions contributed an additional $4,639.

Consumer Business. The drivers of the decline in Consumer Business sales are essentially for the same reasons detailed in the three months ended September 30, 2004 compared to the three months ended September 30, 2003 discussion above, except that we supplied one tire gauge promotion offered by a warehouse club customer in the six months ended September 30, 2003. Higher OEM sales in the bath scale business more than offset the impact of the lower pricing structure resulting from the Conair transaction.


GROSS MARGIN.

Gross margin as a percent of sales for the six months ended September 30, 2004 decreased to 43.1% from 45.6% for the six months ended September 30, 2003.

Sensor Business. Gross margin as a percent of sales for our base Sensor business decreased from 55.3% for the six month period September 30, 2003 to 53.5% for the same period ending September 30, 2004. Including acquisition sales, gross margin as a percent of sales for our Sensor business decreased to 52.0%. The drivers of the margin decline are for essentially the same reasons detailed in the three months ended September 20, 2004 compared to the three months ended September 30, 2003 discussion above.

Consumer Business. Gross margin as a percent of sales for our Consumer Products business decreased to 26.1% for the six months ended September 30, 2004 from 32.6% for the six months ended September 30, 2003. The drivers of the margin decline are essentially for the same reasons detailed in the three months ended September 30, 2004 compared to the three months ended September 30, 2003 discussion above.

On a continuing basis our gross margin in the Sensor and Consumer Products businesses may vary due to product mix, sales volume, availability of raw materials and other factors.

SELLING, GENERAL AND ADMINISTRATIVE.

The increase in selling, general and administrative expenses is primarily due to the Acquisitions. These Acquisitions resulted in an increase of $1,583 for the six months ended September 30, 2004 as compared to the six months ended September 30, 2003. The drivers of the increased selling, general and administration costs are essentially for the same reasons detailed in the three months ended September 30, 2004 compared to the three months ended September 30, 2003 discussion above.

NON-CASH EQUITY BASED COMPENSATION.

During the six months ended September 30, 2003, we recorded a non-cash equity based compensation charge of $1,908, or $0.14 per share diluted, for the vesting of the warrant issued to Four Corners Capital Partners LP, a limited partnership of which Mr. Guidone is a principal. All warrants issued to Four Corners vested in fiscal 2004, and there was no comparable charge in the six months ended September 30, 2004. See Note 10 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of non-cash equity based compensation and the arrangement with Four Corners.

RESEARCH AND DEVELOPMENT

We had $138 of customer-funded development for the six months ended September 30, 2004 compared with zero for the six months ended September 30, 2003. On a net basis, research and development costs decreased $241, or 13.6%, to $1,519 for the six months ended September 30, 2004 from $1,760 for the six months ended September 30, 2003.

INTEREST EXPENSE, NET.

Net interest expense decreased $203, or 67.7%, to $97 for the six months ended September 30, 2004 from $300 for the six months ended September 30, 2003. The decrease in interest expense is attributable to the Company having an average debt outstanding of $2,103 for the six months ended September 30, 2004, compared to $4,482 of debt outstanding for the six months ended September 30, 2003.

INCOME TAXES.

The drivers of the higher tax provision are essentially for the same reasons detailed in the three months ended September 30, 2004 compared to the three months ended September 30, 2003 discussion above.



LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (accounts receivable plus inventory less accounts payable) increased by $8,512 from $16,261 as of March 31, 2004 to $24,773 as of September 30, 2004. The increase was attributable to an increase in accounts receivable of $5,180 from $14,010 at March 31, 2004 to $19,190 at September 30, 2004 an increase in inventory of $7,201 from $10,170 at March 31, 2004 to $17,371 at September 30, 2004 and offset by an increase in accounts payable of $3,869 from $7,919 at March 31, 2004 to $11,788 at September 30, 2004.
Contributing to the increase in working capital was the acquisition of Elekon, Entran and Encoder, which added $2,524 to accounts receivable, $2,758 in inventory and $3,797 in accounts payable at September 30, 2004. Excluding the effect of acquisitions, accounts receivable increased as a result of higher sales in Consumer products business due to the seasonal nature of our Consumer business, and an increase in sales in the Sensor business. The increase in inventory is attributable to the seasonal nature of our Consumer Products business, which is in a period of building inventory, resulting in higher inventory levels and a higher account payable from March 31, 2004. In addition, Sensor inventory, excluding acquisitions, increased as a result of the implementation of a change to our supply chain strategy. These changes will cause a temporary increase in inventory as we shift buffer stocks from finished goods to raw materials.

Cash provided from operating activities was $2,006 for the six months ended September 30, 2004 as compared to $6,147 provided for the six months ended September 30, 2003. Included in cash provided from operations for the six month period ended September 30, 2004 is $2,100 of costs paid to settle our SEC and securities class action legal actions (See Note 9 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.).

Investing activities included cash payments of $15,953 for the acquisition of Elekon, Entran and Encoder. In addition, capital spending increased to $1,152 for the six months ended September 30, 2004 from $904 for the six months ended September 30, 2003. The increase in capital spending is primarily attributable to investment in revenue generating projects at our Shenzen, China facility. Financing activities for the six months ended September 30, 2004 provided $6,186, reflecting financing for the acquisitions, and proceeds from the exercise of employee stock options.

REVOLVING CREDIT FACILITY

On January 31, 2003, we entered into a $15,000 revolving credit facility with Bank of America Business Capital ("BOA") (formerly known as Fleet Capital Corporation). The revolving credit facility is secured by a lien on substantially all of our assets. Interest accrues on the principal amount of our borrowings under this facility at a fluctuating rate per year equal to the lesser of BOA's prime rate for commercial loans plus one percent (subject to a two percent increase upon the occurrence of an event of default under the loan agreement) or the maximum rate permitted by applicable law. As of September 30, 2004, the interest rate applicable to borrowings under the revolving credit facility was 5.75%. The amount of borrowing available under the revolving credit facility is determined in accordance with a formula based on certain of our accounts receivable and inventory. The revolving credit facility expires on February 1, 2006.

Our revolving credit agreement requires us to meet certain financial covenants during the term of the revolving credit facility. In addition to certain other affirmative and negative covenants, which include a restriction on the payment of dividends, we are required to keep a minimum fixed charge ratio of 1 to 1 at the end of each fiscal quarter. Fixed charge ratio is defined as operating cash flow, which is EBITDA (earnings before interest, taxes, depreciation and amortization) minus cash taxes paid and minus capital expenditures, divided by the sum of scheduled principle payments and interest expense during that period. We are currently in compliance with all covenants in the agreement. As of September 30, 2004, the outstanding borrowings were $5,613 and the Company had the right to borrow an additional $3,306 under the revolving credit facility.

LIQUIDITY

At October 29, 2004, we had approximately $9,417 of available cash and $4,405 of borrowing capacity under our revolving credit facility. This amount includes the increased borrowing capacity resulting from the acquisitions. The decline in the cash balance and borrowing capacity from June 30, 2004 reflects the use of $7,539 of cash and borrowings of $3,803 to fund the Entran and Encoder acquisitions. See Note 7 included as part of the Company's Condensed Consolidated Financial Statements included in the quarterly report on form 10-Q for a discussion on these acquisitions.

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

The majority of our net sales are priced in United States dollars. Our costs and expenses are priced in United States dollars, Hong Kong dollars, Chinese renminbi and Euros. Accordingly, the competitiveness of our products relative to products produced domestically (in foreign markets) may be affected by the performance of the United States dollar compared with that of our foreign customers' currencies. Additionally, we are exposed to the risk of foreign currency transaction and translation losses, which might result from adverse fluctuations in the values of the Hong Kong dollar, the Chinese renminbi and the Euros. At September 30, 2004, we had net assets of approximately $22,559 subject to fluctuations in the value of the Hong Kong dollar, net assets of approximately $6,247 subject to fluctuations in the value of the Chinese renminbi, net assets of approximately $1,840 subject to fluctuations in the value of the Euro, and net assets of approximately $14 subject to fluctuations in the value of the British pound. At March 31, 2004, we had net assets of approximately $4,836 subject to fluctuations in the value of the Hong Kong dollar and the net assets of approximately $7,330 subject to fluctuations in the value of Chinese renminbi.

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

ITEM 4. CONTROLS AND PROCEDURES

The company's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company's disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting, except that relating to the acquisitions of Elekon., Entran and Encoder The Company will be making changes to the internal controls of these newly acquired companies as part of the integration into the Company. However, for purposes of this evaluation, the impact of these three acquisitions on the Company's internal controls over financial reporting have been excluded. The total of these three acquisitions represents approximately $4,639 in net sales; $295 in operating income for the six months ended September 30, 2004 and $26,846 in total assets and $17,963 in total liabilities at September 30, 2004 included as part of the Company's Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

SEB Patent Issue. On December 12, 2003, Babyliss, SA, a wholly owned subsidiary of Conair Corporation, received notice from the SEB Group ("SEB") alleging that certain bathroom scales manufactured by us and sold by Babyliss in France violated certain patents owned by SEB. On May 19, 2004, SEB issued a Writ of Summons to Babyliss and us, alleging patent infringement and requesting the Tribunal de Grande Instance de Paris to grant them unspecified monetary damages and injunctive relief. Pursuant to the indemnification provisions of the Conair transaction, we have assumed defense of this matter. After through review, we believe SEB's allegations of patent infringement are without merit and we intend to defend our position vigorously. At this time, we cannot predict the outcome of this matter.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

                               SEE EXHIBIT INDEX.

(b) REPORTS ON FORM 8-K.

The following reports on Form 8-K were filed during the three months ended September 30, 2004:

On July 23, 2004, we filed a current report on Form 8-K pursuant to Item 2 (Acquisition or Disposition of Assets) to attach a press release reporting our purchase of the capital stock of Entran Devices, Inc. and Entran S.A.

On July 23, 2004, we filed a current report on Form 8-K pursuant to Item 2 (Acquisition or Disposition of Assets) to attach a press release reporting our purchase of the assets of Encoder Devices, LLC.





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          MEASUREMENT SPECIALTIES, INC.

                                  (Registrant)



                                             /s/  John P. Hopkins
                                             ----------------------------
Date:  November 8, 2004                      John P. Hopkins
                                             Chief Financial Officer
                                             (authorized officer and
                                             principal financial officer)

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