Form 10-Q
period 2004-12-31
MEASUREMENT SPECIALTIES INC
filed 2005-02-09
CIK 778734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER:  1-11906


                          MEASUREMENT SPECIALTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               NEW JERSEY                             22-2378738
      -----------------------------                 ---------------
     (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)



                  10 WASHINGTON AVE., FAIRFIELD, NJ 07004-3877
           ----------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)

                                 (973) 808-3020
                       ----------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,536,344 shares of common stock, no par value per share, at February 4, 2005.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . . . 27

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . 29

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31

ITEM 1.  FINANCIAL STATEMENTS


                                        MEASUREMENT SPECIALTIES, INC
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                (UNAUDITED)


                                                         FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                          ENDED DECEMBER 31,         ENDED DECEMBER 31,
                                                      -----------------------------------------------------
                                                          2004          2003          2004         2003
                                                      -----------------------------------------------------
Net sales                                             $     36,016   $    31,869  $   100,247   $    86,469
Cost of goods sold                                          20,898        17,823       57,424        47,527
                                                      -----------------------------------------------------
    Gross profit                                            15,118        14,046       42,823        38,942
                                                      -----------------------------------------------------
Operating expenses (income):
  Selling, general and administrative                        9,037         8,018       24,785        23,019
  Litigation expense                                             -           400            -           400
  Non-cash equity based compensation                             -         3,046            -         4,954
  Research and development                                     919           850        2,576         2,610
  Customer funded development                                  (80)            -         (218)            -
  Restructuring costs and other costs                            -           545            -           545
                                                      -----------------------------------------------------
    Total operating expenses                                 9,876        12,859       27,143        31,528
                                                      -----------------------------------------------------
      Operating income                                       5,242         1,187       15,680         7,414
  Interest expense, net                                        148            22          245           322
  Other expense (income)                                        78            51          144            46
                                                      -----------------------------------------------------
Income from continuing operations before income tax          5,016         1,114       15,291         7,046
      Income tax                                             1,429           226        4,358           772
                                                      -----------------------------------------------------
Income from continuing operations                            3,587           888       10,933         6,274
Discontinued operations:
      Income from discontinued units                             -             -            -           112
                                                      -----------------------------------------------------
Net income                                            $      3,587   $       888  $    10,933   $     6,386
                                                      =====================================================
Income per common share - Basic
  Income from continuing operations                   $       0.27   $      0.07  $      0.82   $      0.51
  Income from discontinued units                                 -             -            -          0.01
                                                      -----------------------------------------------------
      Net income                                      $       0.27   $      0.07  $      0.82   $      0.52
                                                      =====================================================
Income per common share - Diluted
  Income from continuing operations                   $       0.25   $      0.06  $      0.78   $      0.45
  Income from discontinued units                                 -             -            -          0.01
                                                      -----------------------------------------------------
      Net income                                      $       0.25   $      0.06  $      0.78   $      0.46
                                                      -----------------------------------------------------
Weighted average shares outstanding - Basic             13,439,320    12,402,445   13,344,886    12,234,849
                                                      =====================================================

Weighted average shares outstanding - Diluted           14,204,853    14,004,490   14,089,032    13,905,942
                                                      =====================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MEASUREMENT SPECIALTIES, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)
                                      (UNAUDITED)


                                                             DECEMBER 31,   MARCH 31,
                                                                 2004          2004
-----------------------------------------------------------  -------------  ----------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                  $       7,480  $   19,274
  Accounts receivable, trade, net of allowance for doubtful
   accounts of $1,104 and $327, respectively                        19,671      14,010
  Inventories, net                                                  21,296      10,170
  Deferred income taxes - current                                    6,728       6,317
  Prepaid expenses and other current assets                          2,267       3,267
                                                             -------------  ----------
    Total current assets                                            57,442      53,038
                                                             -------------  ----------

PROPERTY AND EQUIPMENT, NET                                         14,254      10,628
                                                             -------------  ----------

OTHER ASSETS:
  Goodwill                                                          40,998       4,191
  Intangibles                                                        5,082           -
  Deferred income taxes - long term                                  5,195       8,486
  Other assets                                                       1,846         657
                                                             -------------  ----------
                                                                    53,121      13,334
                                                             -------------  ----------
    Total assets                                             $     124,817  $   77,000
                                                             =============  ==========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   MEASUREMENT SPECIALTIES, INC.
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                            (UNAUDITED)


                                                                        DECEMBER 31,    MARCH 31,
                                                                            2004          2004
-------------------------------------------------------------------------------------  -----------

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

CURRENT LIABILITIES:
  Current portion of promissory notes payable                           $       1,000  $        -
  Current portion of deferred acquisition payments                              1,400           -
  Short-term debt                                                                 649           -
  Current portion of long-term debt                                             2,000           -
  Accounts payable                                                             15,985       7,919
  Accrued compensation                                                          2,751       3,224
  Accrued expenses and other current liabilities                                4,340       1,886
  Accrued litigation expense-Shareholders' Class Action                             -       2,800
  Accrued litigation expenses-SEC                                                   -       2,100
  Deferred gain on sale of assets, current                                      2,925       2,830
  Income taxes payable                                                            787           -
                                                                        -------------  -----------
    Total current liabilities                                                  31,837     20,759

OTHER LIABILITIES:
  Deferred gain on sale of assets, net of current portion                       1,722       3,914
  Promissory notes payable                                                      1,750           -
  Long-term debt, net of current portion                                       19,914           -
  Deferred acquisition payments                                                 4,264           -
  Other liabilities                                                             1,210       1,487
                                                                        -------------  -----------
    Total liabilities                                                          60,697      26,160
                                                                        -------------  -----------

SHAREHOLDERS' EQUITY
  Serial preferred stock; 221,756 shares authorized; none outstanding
  Common stock, no par; 20,000,000 shares authorized; 13,533,044
    and 12,466,950 shares issued and outstanding, respectively                  5,502       5,502
  Additional paid-in capital                                                   55,106      53,509
  Retained earnings (Accumulated deficit)                                       2,836      (8,097)
  Accumulated other comprehensive income (loss)                                   676         (74)
                                                                        -------------  -----------
        Total shareholders' equity                                             64,120      50,840
                                                                        -------------  -----------
    Total Liabilities and Shareholders' Equity                          $     124,817  $   77,000
                                                                        =============  ===========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                  MEASUREMENT SPECIALTIES, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                                     (DOLLARS IN THOUSANDS)
                                                           (UNAUDITED)


                                                          Additional    Accumulated        Other
                                                 Common     paid-in      Earnings      Comprehensive              Comprehensive
                                                  stock     capital      (Deficit)         Loss         Total     Income (Loss)
-----------------------------------------------                                                                  ---------------
BALANCE, APRIL 1, 2003                           $ 5,502  $    43,197  $    (29,683)  $          (70)  $18,946
    Net income                                         -            -         6,386                -     6,386   $        6,386
    Currency translation adjustment                    -            -             -               (1)       (1)              (1)
                                                                                                                 ---------------
    Comprehensive income                                                                                         $        6,385
                                                                                                                 ===============
    Warrants issued for non-cash equity based
    compensation                                       -        4,954             -                -     4,954
    Proceeds from exercise of stock options            -          440             -                -       440
    Tax benefit from stock options                     -           90             -                -        90
    Proceeds from exercise of stock warrants           -          504             -                -       504
                                                 --------------------------------------------------------------
BALANCE, DECEMBER 31, 2003                       $ 5,502  $    49,185  $    (23,297)  $          (71)  $31,319
                                                 ==============================================================

BALANCE, APRIL 1, 2004                           $ 5,502  $    53,509  $     (8,097)  $          (74)  $50,840
    Net income                                         -            -        10,933                -    10,933   $       10,933
    Currency translation adjustment                    -            -             -              750       750              750
                                                                                                                 ---------------
    Comprehensive income                                                                                         $       11,683
                                                                                                                 ===============
    Issuance of common stock for acquisition of
    Humirel S.A.                                       -          476             -                -       476

    Proceeds from exercise of stock options            -        1,055             -                -     1,055
    Tax benefit from stock options                     -           66             -                -        66
                                                 --------------------------------------------------------------
BALANCE, DECEMBER 31, 2004                       $ 5,502  $    55,106  $      2,836   $          676   $64,120
                                                 ==============================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                  MEASUREMENT SPECIALTIES, INC
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (DOLLARS IN THOUSANDS)
                                                           (UNAUDITED)


                                                                         FOR THE NINE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                                        ---------------------------  ---------------------------
                                                                             DECEMBER 31, 2004            DECEMBER 31, 2003
                                                                        ---------------------------  ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $                   10,933   $                    6,386
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities income:
      Depreciation and amortization                                                          2,236                        2,124
      Assets written-off                                                                       111                          175
      Deferred rent                                                                              5                          (20)
     Deferred taxes                                                                            684                            -
     Amortization deferred gain                                                             (2,097)                           -
     Provision for bad debt                                                                    484                          161
    Provision for obsolete inventory                                                           429                            -
     Non-cash equity based compensation                                                                                   4,954
    Tax benefit from stock options                                                              66                           90
     Net changes in operating assets and liabilities:
        Accounts receivable, trade                                                          (2,011)                      (4,738)
        Inventories                                                                         (5,346)                       1,368
        Deferred income tax asset                                                            1,777                            -
        Prepaid expenses and other current assets                                            2,946                         (147)
        Other assets                                                                        (1,431)                         175
        Accounts payable                                                                     2,209                       (1,744)
        Accrued litigation costs                                                            (2,100)                      (2,125)
        Accrued expenses and other liabilities                                                 523                        1,836
                                                                        ---------------------------  ---------------------------
    Net cash (used in) provided by operating activities                                      9,418                        8,495
                                                                        ---------------------------  ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                     (3,089)                      (1,369)
    Purchase of acquisitions, net of cash acquired                                         (39,084)                           -
                                                                        ---------------------------  ---------------------------
    Net cash (used in) provided by investing activities                                    (42,173)                      (1,369)
                                                                        ---------------------------  ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under short-term debt and promissory notes payable, net                           -                        3,000
    Repayments of debt                                                                        (156)                      (8,260)
    Long-term debt proceeds                                                                 20,000
    Proceeds from exercise of options and warrants                                           1,055                          944
                                                                        ---------------------------  ---------------------------
    Net cash used in financing activities                                                   20,899                       (4,316)
                                                                        ---------------------------  ---------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS, CONTINUING OPERATIONS                             (11,856)                       2,810
Effect of exchange rates                                                                        62                           (1)
Cash and cash equivalents, beginning of period                                              19,274                        2,694
                                                                        ---------------------------  ---------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $                    7,480   $                    5,503
                                                                        ===========================  ===========================
SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash:
  Notes from acquisitions                                               $                    3,000   $                        -
  Deferred acquisition payments                                         $                    4,264   $                        -
  Issuance of stock for Humirel SA Acquisition                          $                      476   $                        -
Cash paid during the period for:
  Interest                                                              $                      219   $                      335
  Income taxes                                                          $                      814   $                      260

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MEASUREMENT SPECIALTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2004

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATIONS:

Interim financial statements:

These interim financial statements and notes to condensed consolidated financial statements were prepared pursuant to accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission, and have not been audited. Accordingly, while they conform to the measurement and classification provisions of accounting principles generally accepted in the United States, they do not include the footnote information required by accounting principles generally accepted in the United States for annual financial statements. Preparation of these financial statements requires management to make estimates and assumptions, which affect the amounts reported. Actual results could differ from those estimates. In the opinion of management, these financial statements include all normal and accrual adjustments necessary for a fair presentation. Reference is made to the annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004. Operating results for the three months and nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our annual report on Form 10-K for the fiscal year ended March 31, 2004.

Description of business:

Measurement Specialties, Inc. ("MSI" or the "Company") is a designer and manufacturer of sensors and sensor-based consumer products. The Company produces a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics including pressure, motion, force, displacement, tilt/angle, flow, distance and humidity. The Company has two segments, a Sensor business and a Consumer Products business.

The Sensor segment designs and manufactures sensors for original equipment manufacturers. These sensors are used for automotive, medical, consumer, military/aerospace and industrial applications. The Company's sensor products include pressure and electromagnetic displacement sensors, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors and humidity sensors.

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

In the quarter ended June 30, 2004, the Company reorganized its Asian operations under an offshore holding company, Kenabell Holding Limited, a British Virgin Island Company ("Kenabell Holding BVI"). As part of the reorganization, a new entity was formed under Kenabell Holding BVI in the Cayman Islands, Measurement Limited ("ML Cayman"). A significant portion of the Consumer business in Asia was transferred into ML Cayman during the quarter ended June 30, 2004. These holding companies were formed as part of a foreign tax planning restructuring, and to facilitate any potential future sale of assets of our Consumer Products business.

MSI Sensors (Asia) (formerly named Measurement Limited, organized in Hong Kong) owns the shares of MSI Sensors (China) Ltd. (formerly named Jingliang Electronics (Shenzhen) Co. Ltd, organized in the peoples Republic of China). Kenabell Holding BVI owns the shares of MSI Sensors (Asia) and ML Cayman. All the companies are included in the consolidated financial statements of the group.

In the quarter ended December 31, 2004, as part of a foreign tax planning restructuring, the Company reorganized its European operations under an offshore holding company, named Acalon, based in Cyprus, as well as establishing Measurement Specialties Foreign Holdings Corporation, a Delaware corporation, which owns Kenabell Holdings BVI, Entran SA and Humirel SA

IC Sensors Inc., a California corporation ("IC Sensors") continues as a wholly-owned subsidiary of the Company.

The Company has made the following acquisitions which are included in the consolidated financial statements as of the effective date of acquisition (See Notes 7 and 12):

ACQUIRED COMPANY                               EFFECTIVE DATE OF ACQUISITION  COUNTRY
Elekon Industries USA, Inc. ("Elekon")         June 24, 2004                  USA
Entran Devices, Inc. and Entran SA ("Entran")  July 16, 2004                  USA and France
Encoder Devices, LLC ("Encoder")               July 16, 2004                  USA
Humirel, SA ("Humirel")                        December 1, 2004               France
MWS Sensorik GmbH ("MWS Sensorik")             January 1, 2005                Germany
Polaron Components Ltd                         February 1, 2005               United Kingdom

Elekon, Entran, Humirel SA and MWS Sensorik are wholly-owned subsidiaries of the Company.

All significant inter-company balances and transactions have been eliminated.

RECLASSIFICATIONS:

The presentation of certain prior year information has been reclassified to conform with the current year presentation.

The Company reclassified $6,300 of the current deferred tax asset as of March 31, 2004 to long-term, since a portion of the deferred tax assets will be utilized beyond twelve months. Additionally, the Company reclassified $2,830 as of March 31, 2004 of the deferred gain on sale of assets to current from long-term, since a portion of the deferred gain on sale would be recognized during the next twelve months.

STOCK BASED COMPENSATION:

The Company has three stock-based employee compensation plans. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its plans. There was no compensation expense recognized as a result of options issued. The table below illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation".

                                                            FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                             ENDED DECEMBER 31,          ENDED DECEMBER 31,
                                                             2004          2003          2004          2003
                                                         --------------------------  --------------------------
Net income, as reported                                  $     3,587   $       888   $    10,933   $     6,386
Add: Stock-based employee compensation expense
included in reported income, net of related tax effects            -             -             -             -

Deduct: Total stock-based employee compensation under
     fair value based method for awards granted,
     net of related tax effects                                 (177)         (277)         (506)         (332)
                                                         --------------------------  --------------------------
Pro forma net income                                     $     3,410   $       611   $    10,427   $     6,054
                                                         ==========================  ==========================

Net Income per share
     Basic-as reported                                   $      0.27   $      0.07   $      0.82   $      0.52
     Basic Proforma                                             0.25          0.05          0.78          0.49
     Diluted- as reported                                       0.25          0.06          0.78          0.46
     Diluted proforma                                           0.24          0.04          0.74          0.44

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123R (Revised 2004), Share-Based Payment. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, rather than disclosed in the footnotes to the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of Statement 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. FASB Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Statement 123R will be required to be applied as of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently quantifying the impact of FASB 123R, but the Company does believe the adoption of FASB Statement 123R will have a material effect on its financial position and results of operations.

On November 24, 2004, the FASB issued FASB Statement No. 151, Inventory Costs - An amendment of ARB No. 43, Chapter 4. This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board ("IASB"). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. Statement 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, Statement 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The Company does not believe the adoption of FASB Statement 151 will have a material effect on its financial position or results of operations.

On December 17, 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. Statement 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, that was issued in 1973. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company does not believe the adoption of FASB Statement 153 will have a material effect on its financial position or results of operations.

3. INVENTORIES:

Inventories net, consists of the following:

                 DECEMBER 31,   MARCH 31,
                     2004          2004
                 -------------  ----------
RAW MATERIALS    $      10,955  $    6,777
WORK-IN-PROCESS          3,051       1,210
FINISHED GOODS           7,290       2,183
                 -------------  ----------
                 $      21,296  $   10,170
                 =============  ==========


Inventory reserves were $3,950 at December 31, 2004 and $ 4,206 at March 31,
2004.

4. SHORT AND LONG-TERM DEBT:

NEW TERM LOAN AND REVOLVING CREDIT FACILITY
-------------------------------------------

On December 17, 2004, the Company entered into a new, $35,000 five-year credit agreement with GE Commercial Finance, Commercial & Industrial Finance ("GE"), comprised of a $20,000 term loan and $15,000 revolving credit facility. JP Morgan Chase Bank, N.A. and Wachovia Bank National Association participated in the syndication. Interest accrues on the principal amount of borrowings at a rate based on either a London Inter-bank Offered Rate (LIBOR) rate plus a LIBOR margin or at an Index (a prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at the election of the borrower. From the closing date to the second anniversary date of the closing, the applicable LIBOR and Index Margins are 4.50% and 2.75%, respectively, and from the second anniversary, the applicable LIBOR and Index Margins are 4.25% and 2.50%, respectively, subject to a 2% increase upon the occurrence of an event of default under the credit agreement. The term loan is payable in nineteen quarterly installments beginning on March 1, 2005 through December 17, 2009. Proceeds from the new credit facility were primarily used to support the acquisition of Humirel (See Note 7), ordinary working capital and general corporate needs and replaced the $15,000 revolving credit facility with Bank of America Business Capital (formerly Fleet Capital Corporation). The Company has provided a security interest in substantially all of the Company's assets as collateral for the new credit facilities. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, and other related items. At December 31, 2004, the Company was in compliance with applicable debt covenants.

As of December 31, 2004, the Company utilized the prime based Index Rate, and the interest rate applicable to borrowings under the revolving credit facility was 8%. As of December 31, 2004, the outstanding borrowings on the term loan and revolver were $20,000 and zero, respectively, and the Company had the right to borrow an additional $15,000 under the revolving credit facility. The revolving credit facility is not directly based on any borrowing base requirements.

OLD REVOLVING CREDIT FACILITY
-----------------------------

On January 31, 2003, the Company entered into a $15,000 revolving credit facility with Bank of America Business Capital ("BOA") (formerly Fleet Capital Corporation). On December 17, 2004, the revolving credit facility with BOA was replaced by the new $35,000 credit agreement with GE. In connection with the refinancing, the Company expensed in December 2004, the $125 in related deferred financing costs, as well as a $100 early loan termination fee in selling, general and administrative expenses. The BOA credit facility was secured by a lien on substantially all of the Company's assets. Interest accrued on the principal amount of borrowings under this facility at a fluctuating rate per year equal to the lesser of BOA's prime rate for commercial loans plus one percent (subject to a two percent increase upon the occurrence of an event of default under the loan agreement). As of December 17, 2004, the interest rate applicable to borrowings under the old revolving credit facility was 6.25%. Commitment fees on the unused balance are equal to .375% per annum of the average monthly amount by which $15,000 exceeded the sum of the outstanding principal balance of the revolving credit loans. Commitment fees paid during the quarter ended December 31, 2004 were $5.

The weighted average short-term interest rate for the above credit facilities was 5.72% for the nine months ended December 31, 2004. The average amount outstanding under the agreements for the period from April 1, 2003 through March 31, 2004 was zero. The average amount outstanding for the three and nine months ended December 30, 2004 was $4,859 and $2,855, respectively.

PROMISSORY NOTES
----------------

In connection with the acquisition of Elekon Industries USA, Inc. (See Note 7), the Company issued unsecured Promissory Notes ("Notes") totaling $3,000, of which $2,750 was outstanding and $1,000 considered current at December 31, 2004. The Notes amortize over a period of three years, are payable quarterly and bear interest at 6%.

OTHER DEBT AND SHORT-TERM DEBT
------------------------------

In connection with the acquisition of Entran Devices, Inc., Entran SA and Humirel SA, the Company has outstanding short-term borrowing of $649 and long-term borrowings of $1,914 at December 31, 2004. These amounts are included in short-term and long-term debt, respectively, in the condensed consolidated balance sheet.

5. PROPERTY AND EQUIPMENT:

Property and equipment are summarized as follows:

                                               DECEMBER 31,    MARCH 31,   ESTIMATED USEFUL
                                                   2004          2004            LIFE
                                              --------------  -----------  -----------------
Building, production machinery and equipment  $      16,412   $   14,616   5-7 years
Tooling costs                                         4,770        3,846   5-7 years
Furniture and equipment                               5,841        4,138   3-10 years
Leasehold improvements                                2,204        1,780   Term of the lease
Construction in progress                                895          296
                                              --------------  -----------
          Total                                      30,122       24,676
Less:  accumulated depreciation and
amortization                                        (15,868)     (14,048)
                                              --------------  -----------
                                              $      14,254   $   10,628
                                              ==============  ===========

Depreciation expense was $754 and $2,156 for the three and nine months ended December 31, 2004, respectively, and was $670 and $2,124 for the three and nine months ended December 31, 2003, respectively.

6. PER SHARE INFORMATION AND STOCK OPTIONS ISSUED:

Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options and warrants, less the shares that may be repurchased with the funds received from their exercise. There were no anti-dilutive shares in the periods present.

The computation of the basic and diluted net income per share is as follows:

                                                FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                              ENDED DECEMBER 31, 2003            ENDED DECEMBER 31, 2003


                                          Income     Shares     Per Share    Income     Shares     Per Share
                                         --------  ----------  -----------  --------  ----------  -----------
Income from continuing operations        $    888  12,402,445  $     0.07   $  6,274  12,234,849  $     0.51
Income from discontinued operations
Basic EPS:                                      -  12,402,445           -        112  12,234,849  $     0.01
                                         --------  ----------  -----------  --------  ----------  -----------
Income available to common shareholders  $    888  12,402,445  $     0.07   $  6,386  12,234,849  $     0.52

Effect of dilutive securities:
Warrants                                              469,151           -          -     630,968           -
Options                                         -   1,132,894       (0.01)         -   1,040,125       (0.06)
                                         --------  ----------  -----------  --------  ----------  -----------
                                                -   1,602,045       (0.01)         -   1,671,093       (0.06)

Diluted EPS:
Income available to common stockholders
     and assumed conversions             $    888  14,004,490  $     0.06   $  6,386  13,905,942  $     0.46
                                         ========  ==========  ===========  ========  ==========  ===========

                                              For The Three Months                For The Nine Months
                                             Ended December 31, 2004            Ended December 31, 2004


                                          Income     Shares     Per Share    Income     Shares     Per Share
                                         --------  ----------  -----------  --------  ----------  -----------
Income from continuing operations        $  3,587  13,439,320  $     0.27   $ 10,933  13,344,886  $     0.82

Basic EPS:
                                         --------  ----------  -----------  --------  ----------  -----------
Income available to common shareholders  $  3,587  13,439,320  $     0.27   $ 10,933  13,344,886  $     0.82

Effect of dilutive securities:
Stock options                                   -     765,533       (0.02)         -     744,146       (0.04)
                                         --------  ----------  -----------  --------  ----------  -----------

Diluted EPS:
Income available to common stockholders
     and assumed conversions             $  3,587  14,204,853  $     0.25   $ 10,933  14,089,032  $     0.78
                                         ========  ==========  ==========  =========  ==========  ===========

7. ACQUISITIONS:

As part of its growth strategy in the Sensors segment, the Company has made four acquisitions during the nine months ended December 31, 2004. Proforma financial statements are not presented for Elekon, Entran, and Encoder acquisitions because the test of significance for the acquired companies is below the prescribed thresholds. Only the Humirel, SA acquisition meets the test of significance, and accordingly, proforma financial statements are presented below.

On June 24, 2004, the Company acquired 100% of the capital stock of Elekon Industries USA, Inc. ("Elekon") for $7,750 ($4,500 in cash at the closing, $3,000 in unsecured Promissory Notes ("Notes") and $250 in acquisition costs). The terms of the Notes amortize over a period of three years, are payable quarterly and bear interest at a rate of 6%. If certain performance targets are achieved, an additional $3,000 could be paid to the principals of Elekon. If paid, these amounts will be treated as additional acquisition costs and will increase the amount of goodwill associated with the acquisition. Elekon is based in Torrance, California where it designs and manufactures optical sensors primarily for the medical and security markets. The transaction was recorded as a purchase, and is included in the consolidated financial results from the date of acquisition through December 31, 2004. The Company has recorded goodwill of $3,230 for the acquisition. The Company has allocated $3,155 as personally held intangibles and $620 to a covenant not to compete from the previously recorded goodwill. $1,870 of the personally held intangibles has an indefinite life and is therefore not amortized. The remaining $1,285 of personally held intangibles is for patented and proprietary technology and is being amortized over the asset's estimated useful lives, ranging from 10 to 18.5 years. The covenant not to compete is being amortized over its estimated useful life of 3 years. While substantially completed, the purchase price allocation has not been finalized.

Below is a condensed balance sheet for the acquired business on the date of acquisition:

    Elekon Industries, Inc.
    CONDENSED BALANCE SHEET
     OF ACQUIRED ENTITY AT
        JUNE 24, 2004

Assets
  Cash                    $   174
  Accounts receivable         707
  Inventory                 1,418
  Property and equipment      168
  Others                       20
                          --------
                            2,487
                          --------
Liabilities
  Accounts payable         (1,286)
  Others                       (6)
                          --------
                           (1,292)
                          --------
Net Assets Acquired       $ 1,195
                          ========


On July 16, 2004 the Company acquired 100% of the capital stock of Entran Devices, Inc. and Entran SA ("Entran") for $10,539 ($6,000 in cash at the closing, $1,195 in certain liabilities discharged at closing, $3,254 in deferred payments and $90 in acquisition costs). The Company will pay a deferred payment of $2,254 on July 16, 2006, and will pay an additional $1,000 upon the earlier of October 31, 2005 or the date of the elimination of the lease expense and certain other expenses related to the Fairfield, NJ Facility. Entran, based in Fairfield, NJ and Les Clayes-sous-Bois, France, is a designer/manufacturer of acceleration, pressure and force sensors sold primarily to the automotive crash test and motor sport racing markets. The transaction was recorded as a purchase, and is included in the consolidated financial results from the date of acquisition through December 31, 2004. The Company has recorded goodwill of $8,269 for the acquisition. While substantially completed, the purchase price allocation has not been finalized.

Below is a condensed balance sheet for the acquired business on the date of acquisition:

Entran Devices, Inc. and Entran SA
     CONDENSED BALANCE SHEET
     OF ACQUIRED ENTITY AT
         JULY 16, 2004


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
                          ========

On July 16, 2004 the Company acquired the assets of Encoder Devices, LLC. ("Encoder") for $4,564 ($4,000 in cash at the closing, $400 in deferred payments and $164 in acquisition costs). The Company will pay the deferred payment of $400 on July 16, 2005. Encoder, based in Plainfield, IL, is a designer /manufacturer of rotational sensors (encoders) utilizing magnetic encoding technology. The transaction was recorded as a purchase, and is included in the consolidated financial results from the date of acquisition through December 31, 2004. The Company has recorded goodwill of $3,736 and intangibles of $420 for the acquisition. The intangibles, consisting of $137 of patents and a covenant not to compete valued at $283, are estimated to have a useful life of 19.5 and 3 years, respectively, and are being amortized over those periods. While substantially completed, the purchase price allocation has not been finalized.

Below is a condensed balance sheet for the acquired business on the date of acquisition:

    Encoder Devices LLC
   CONDENSED BALANCE SHEET
   OF ACQUIRED ENTITY AT
       JULY 16, 2004


Assets
  Accounts receivable     $ 96
  Inventory                134
  Property and equipment   251
  Others                     7
                          -----
                           488
                          -----
Liabilities
  Accounts payable         (80)
                          -----
                           (80)
                          -----
Net Assets Acquired       $408
                          =====


Effective on December 1, 2004, the Company acquired the stock of Humirel SA ("Humirel"), a designer/manufacturer of humidity sensors and assemblies based in France, for 19,000 Euro, or $25,300 ($23,400 at close, $1,914 in deferred payment, and $498 in acquisition costs). In addition, the sellers can earn up to an additional 6,300 Euro, or $8,400, if certain performance hurdles, including achieving established gross margin levels in 2005, are achieved. Management shareholders also received $476 of the closing consideration in restricted stock, or 20,000 shares. The transaction was financed with a term credit facility issued by a syndicate of lending institutions, led by a new lender for the Company (See Note 4). The transaction was recorded as a purchase, and is included in the consolidated financial results from the date of acquisition through December 31, 2004. The Company has initially recorded goodwill of $22,214 for the acquisition. The final purchase price allocation has not been completed.

                     Humirel SA
              CONDENSED BALANCE SHEET
               OF ACQUIRED ENTITY AT
                  December 1, 2004


Assets
  Cash                                    $   994
  Accounts receivable                       1,513
  Inventory                                 1,755
  Property and equipment                    1,472
  Others                                    1,730
                                          --------
                                            7,464
                                          --------
Liabilities
  Accounts payable                         (1,236)
  Current portion of long-term debt          (588)
                                          --------
  Long-term debt, net of current portion   (1,914)
                                          --------
                                           (3,738)
                                          --------
Net Assets Acquired                         3,726
                                          ========

Since the Humirel acquisition meets the test of significance threshold for the investment calculation, the following represents the Company's un-audited pro forma consolidated results of operations for the period assuming the Humirel acquisition had occurred as of April 1, 2004, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had Humirel been operated as part of the Company since April 1, 2003.

                            Nine Months Ended (Un-Audited)


                             DECEMBER 31,   DECEMBER 31,
                                 2004           2003
                             -------------  -------------
Net Sales                    $     106,146  $      90,385
Net Income                          11,437          6,514
Net Income per common share
    -Basic                   $        0.86  $        0.53
    -Diluted                 $        0.81  $        0.47


8. SEGMENT INFORMATION:

The Company has two business segments, a Sensor segment and a Consumer Products segment.

The Company's Sensor segment designs and manufactures sensors for original equipment manufacturers. These sensors are used for automotive, medical, consumer, military/aerospace and industrial applications. These sensor products include pressure and electromagnetic displacement sensors, piezoelectric polymer film sensors, panel sensors, custom microstructures, load cells, accelerometers optical sensors, and humidity sensors.

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

The Company has no material inter-segment sales.

The following is information related to industry segments:

                                                        For The Three Months             For The Nine Months
                                                                Ended                          Ended

                                                            December 31,                    December 31,
                                                         ------------------------------  -------------------------------
                                                           2004       2003                 2004       2003
                                                                              % Change                         % Change
                                                         ------------------------------  -------------------------------
Net sales
  Sensors                                                $ 22,956   $14,761       55.5%  $ 63,649   $ 43,772       45.4%
  Consumer Products                                        13,060    17,108      -23.7%    36,598     42,697      -14.3%
                                                         ------------------------------  -------------------------------
      Total                                                36,016    31,869       13.0%   100,247     86,469       15.9%
                                                         ------------------------------  -------------------------------

Operating income
    Sensors                                                 5,522     4,025       37.2%    16,432     12,312       33.5%
   Consumer Products                                        1,701     3,731      -54.4%     5,076      8,524      -40.5%
                                                         ------------------------------  -------------------------------
Total segment operating income                              7,223     7,756       -6.9%    21,508     20,836        3.2%
   Unallocated expenses                                    (1,981)   (6,569)      69.8%    (5,828)   (13,422)      56.6%
                                                         ------------------------------  -------------------------------
Total operating income                                      5,242     1,187      341.6%    15,680      7,414      111.5%

   Interest expense, net of interest (income)                 148        22      572.6%       245        322      -23.9%
   Other (income)                                              78        51       52.9%       144         46      213.0%
                                                         ------------------------------  -------------------------------
   Income from continuing operations before income tax      5,016     1,114      350.2%    15,291      7,046      117.0%
                Income Tax                                  1,429       226      532.3%     4,358        772      464.5%
                                                         ------------------------------  -------------------------------
Income from continuing operations                           3,587       888      303.9%    10,933      6,274       74.3%
    Income from Discontinued Operations                         -                               -        112     -100.0%
                                                         ------------------------------  -------------------------------
         Net Income                                      $  3,587   $   888      303.9%  $ 10,933   $  6,386       71.2%
                                                         ==============================  ===============================

                     DECEMBER 31,   MARCH 31,
                         2004          2004
                     -------------  ----------
Segment Assets
  Sensor             $      82,960  $   30,326
  Consumer Products         11,379       9,527
  Unallocated               30,478      37,147
                     -------------  ----------
     Total           $     124,817  $   77,000
                     =============  ==========


9. COMMITMENTS AND CONTINGENCIES:

PENDING MATTERS

Robert L. DeWelt v. Measurement Specialties, Inc. et al., Civil Action No. 02-CV-3431. On July 17, 2002, Robert DeWelt, the former acting Chief Financial Officer and former acting general manager of our Schaevitz Division, filed a lawsuit against the Company and certain of the Company's officers and directors in the United States District Court of the District of New Jersey. Mr. DeWelt resigned on March 26, 2002 in disagreement with management's decision not to restate certain of the Company's financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. The Company filed a Motion to dismiss this case, which was denied on June 30, 2003. The Company has answered the complaint and is engaged in the discovery process. This litigation is ongoing and the Company cannot predict its outcome at this time.

In re Service Merchandise Company, Inc. (Service Merchandise Company, Inc. v. Measurement Specialties, Inc.), United States Bankruptcy Court for the Middle District of Tennessee, Nashville Division, Case No. 399-02649, Adv. Pro. No. 301-0462A. The Company is currently the defendant in a lawsuit filed in March 2001 by Service Merchandise Company, Inc. ("SMC") and its related debtors (collectively, the "Debtors") in the United States District Court for the Middle District of Tennessee in the context of the Debtors' Chapter 11 bankruptcy proceedings. The Bankruptcy Court entered a stay of the action in May 2001, which was lifted in February 2002. On March 30, 2004, the court entered an order allowing written discovery in the form of interrogatories and requests for production of documents to begin. All other discovery remains stayed. The action alleges that the Company received approximately $645 from one or more of the Debtors during the ninety (90) day period before the Debtors filed their bankruptcy petitions, that the transfers were to our benefit, were for or on account of an antecedent debt owed by one or more of the Debtors, made when one or more of the Debtors were insolvent, and that the transfers allowed the Company to receive more than the Company would have received if the cases were cases under Chapter 7 of the United States Bankruptcy Code. The action seeks to disgorge the sum of approximately $645 from the Company. It is not possible at this time to predict the outcome of the litigation or estimate the extent of any damages that could be awarded in the event that the Company found liable to the estates of SMC or the other Debtors.

SEB Patent Issue. On December 12, 2003, Babyliss, SA, a wholly owned subsidiary of Conair Corporation, received notice from the SEB Group ("SEB") alleging that certain bathroom scales manufactured by the Company and sold by Babyliss in France violated certain patents owned by SEB. On May 19, 2004, SEB issued a Writ of Summons to Babyliss and the Company, alleging patent infringement and requesting the Tribunal de Grande Instance de Paris to grant them unspecified monetary damages and injunctive relief. Pursuant to the indemnification provisions of the Conair transaction, the Company has assumed defense of this matter. After thorough review, the Company believes SEB's allegations of patent infringement are without merit and the Company intends to defend our position vigorously. On November 9, 2004, the Company requested of the Tribunal de Grande Instance de Paris a declaration of non-infringement of the SEB patent with regard to certain weighing sensors design known as "M" design included in certain of the Company's bathroom scales other than those to which SEB has alleged infringement. At this time, the Company cannot predict the outcome of this matter.

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. The Company is currently not aware of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

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

WARRANTY RESERVE

The Company's sensor products generally have a warranty period of 1 year, and consumer products generally are marketed under warranties to retailers up to ten years. Factors affecting the Company's warranty liability include the number of products sold and historical and anticipated rates of claims and cost per claim. The Company provides for estimated product warranty obligations at the time of sale, based on its historical warranty claims experience and assumptions about future warranty claims. This estimate is susceptible to changes in the near term based on introductions of new products, product quality improvements and changes in end user application and/or behavior.

The following summarizes the warranty reserve:


                                        Three Months Ended       Nine Months Ended
                                            December 31,            December 31,
                                      -----------------------  ----------------------
                                         2004        2003         2004        2003
                                      ----------  -----------  ----------  ----------
Total Warranty Reserve (Beginning)        ($956)       ($354)      ($669)      ($385)
Warranties issued during the period         377         (168)        (10)       (282)
Costs to repair products                     34           69          83         174
Costs to replace products                    20           24          71          64
                                      ----------  -----------  ----------  ----------
Total Warranty Reserve (Ending)           ($525)       ($429)      ($525)      ($429)
                                      ==========  ===========  ==========  ==========

ACQUISITION EARN-OUTS

As disclosed in Note 7 above, in connection with the Elekon and Humirel acquisitions, the Company has potential performance based earn-outs totaling $3,000 and 6,300 Euro (or approximately $8,400), respectively, if the maximum performance targets are achieved.

10.  DERIVATIVE INSTRUMENTS

As part of the acquisition of Humirel SA, the Company has a number of forward purchase currency contracts with exercise dates beginning January 25, 2005 through October 26, 2005 with a total notional amount of $8,200 at an average exchange rate of $1.23 (in US dollars) to hedge Humirel's exposure to fluctuation in the US dollar relative to the Euro. As of December 31, 2004, the fair value of these currency contracts was $62, and this unrealized gain was recorded in Other Comprehensive Income. The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on April 1, 2001. SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149, establishes accounting and reporting standards for derivative instruments and hedging activities.

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

EXECUTIVE SERVICES AND NON-CASH EQUITY BASED COMPENSATION

On April 21, 2003, the Compensation Committee of the Company's Board of Directors reached a verbal agreement with Frank Guidone regarding his long term retention as Chief Executive Officer. Definitive agreements memorializing this arrangement were entered into on July 22, 2003, between the Company and Four Corners Capital Partners, LP ("Four Corners"), a limited partnership of which Mr. Guidone is a principal. Pursuant to this arrangement, Four Corners will make Mr. Guidone available to serve as the Company's Chief Executive Officer for which it will receive an annual fee of $400 (plus travel costs for Mr. Guidone) and will be eligible to receive a performance-based bonus. The agreement is for an indefinite period of time and both parties have the right to terminate the agreement on sixty day's advance notice. Payments under this agreement to Four Corners in the three months and nine months ended December 31, 2004 were $124 ($100 for executive services and $24 for expenses), and $364 ($300 for executive services and $64 for expenses).

In connection with the retention of the services of Mr. Guidone, Four Corners was also issued a warrant to purchase up to 600,000 shares of the Company's common stock at an exercise price of $3.16 per share. As a result of the performance of the Company's common stock, all warrant shares became vested during the fiscal year ended March 31, 2004. The Company recorded a non-cash equity based compensation charge of $3,046 ($0.22 per share diluted) and $4,954 ($0.36 per share diluted) during the three month and nine month periods ended December 31, 2004, respectively, representing the estimated fair value of the portion of the warrant that vested.

In addition, in connection with this arrangement, Mr. Guidone entered into a non-competition agreement and Four Corners was granted registration rights relating to any shares purchased under the warrant.

12. OTHER MATTERS:

SUBSEQUENT EVENTS:

Effective January 1, 2005, the Company acquired MWS Sensorik GmbH ("MWS" or "Sensorik"), for 900 Euro (650 Euro at close and 250 in deferred payments) or approximately $1.2 million.

Effective February 1, 2005, the Company has acquired certain assets of the industrial pressure sensing business of Polaron Components Ltd. in the United Kingdom, for GBP 1.2 million (approximately $2.25 million). The assets were acquired by the Company's China operation, MSI Sensors (China) Ltd.

RESTRUCTURING AND OTHER COSTS:

At March 31, 2004, the Company maintained an accrual of $440 to cover the expected cost of a lease termination during its restructuring. The Company did not make any payments in the nine month period ended December 31, 2004 related to these costs.

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

OVERVIEW

We are a designer and manufacturer of sensors and sensor-based consumer products. We produce a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics including pressure, motion, force, displacement, tilt/angle, flow, distance and humidity. We have two segments, a Sensor and a Consumer Products.

Our Sensor segment designs and manufactures sensors for original equipment manufacturers. These sensors are used for automotive, medical, consumer, military/aerospace and industrial applications. Our sensor products include pressure and electromagnetic displacement sensors, piezoelectric polymer film sensors, panel sensors, custom microstructures, load cells, accelerometers, optical sensors and humidity sensors.

Our Consumer Products segment designs and manufactures sensor-based consumer products that we sell to retailers and distributors in both the United States and Europe. Consumer products include bathroom and kitchen scales, tire pressure gauges and distance estimators.

EXECUTIVE SUMMARY

Measurement Specialties has seen a significant amount of change over the last several years. We experienced very poor historical margin performance due mainly to under-absorption of the then in place overhead structure. In May 2002, we embarked upon an aggressive restructuring effort to improve the operating performance of the company. A key component of this restructuring was the elimination of underutilized facilities to consolidate our operations in Shenzhen, China and Hampton, Virginia. Having completed this restructuring, Measurement Specialties is now a global sensor solutions company with a broad range of technologies and capabilities. With recent acquisitions of Elekon Industries, Inc., Entran Devices, Inc. Entran SA, Encoder Devices, LLC, Humirel SA, MWS Sensorik GMBH, and Polaron Components Ltd. (the "Acquisitions") (See Notes 7 and 12 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q) as part of our strategic plans, our focus remains engineered solutions where we can use our engineering and manufacturing talent and depth of knowledge and experience in sensors to provide a complete solution to our customers. A key to our manufacturing strategy is leveraging the significant infrastructure we now have in Shenzhen, China. This infrastructure has enabled us to reduce costs and improve financial performance while continuing to provide our customers with low cost, highly reliable products.

The following table sets forth, for the periods indicated, certain items in our consolidated statements of income as a percentage of net sales:

                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                             DECEMBER 31,                DECEMBER 31,
                                                        ---------------------------  -----------------------------
                                                           2004        2003            2004        2003
                                                        ----------------------------------------------------------
Net Sales
  Sensor                                                     63.7%       46.3%           63.5%       50.6%
  Consumer products                                          36.3%       53.7%           36.5%       49.4%
                                                        ----------  ----------       ---------  ----------
    Total net sales                                         100.0%      100.0%          100.0%      100.0%

Cost of Sales                                                58.0%       55.9%           57.3%       55.0%
                                                        ----------  ----------       ---------  ----------
  Gross profit                                               42.0%       44.1%           42.7%       45.0%
Expenses (income)
  Selling, general, and administrative                       25.0%       25.2%           24.7%       26.6%
  Litigation expense                                          0.0%        1.3%            0.0%        0.5%
  Non-cash equity based compensation                          0.0%        9.6%            0.0%        5.7%
  Research and development                                    2.6%        2.7%            2.6%        3.0%
  Customer funded development                                -0.2%        0.0%           -0.2%        0.0%
  Restructuring costs                                         0.0%        1.7%            0.0%        0.6%
  Interest expense, net                                       0.4%        0.1%            0.2%        0.4%
  Gain on sale of wafer fab                                   0.0%        0.0%            0.0%        0.0%
  Other expenses                                              0.2%        0.1%            0.1%        0.0%
                                                             28.0%       40.7%           27.4%       36.8%

Income from continuing operations before income taxes        14.0%        3.4%           15.3%        8.1%
 Income tax provision                                         4.0%        0.7%            4.4%        0.9%
Income from discontinued units                                0.0%        0.0%            0.0%        0.1%
                                                        ----------  ----------       ---------  ----------
Net income                                                   10.0%        2.7%           10.9%        7.1%
                                                        ==========  ==========       =========  ==========

OUR STRATEGY

Development Strategy. We focus our development efforts in both our Sensor business and Consumer Products business on the original equipment manufacturers
(OEM) market. In the Consumer Products business, having both a branded and OEM consumer scale business created some channel conflicts historically. As part of this focus, we sold certain assets associated with our Thinner branded bathroom and kitchen scale business to Conair Corporation on January 30, 2004. We previously sold our Thinner branded scales directly to retailers, predominately in the U.S. and Canada. On a going-forward basis, we expect to supply these scales directly to Conair and intend to continue our efforts in the design, development and manufacture of innovative scale products for sale to our worldwide base of OEM customers. Although our development focus is on the OEM market, we intend to continue to develop and manufacture our tire pressure gauges, which are sold directly to retail customers. As OEM margins have historically been lower than margins on sales to retail customers, we expect our Consumer Products segment margins will decline as a result of this transaction.

Growth Strategy. We are focused on aggressively growing our Sensor segment. We expect that this growth will come through a combination of organic growth and the acquisition of sensor businesses. To that end, since March 31, 2004, the Company has made six Acquisitions referenced above. To finance the Acquisitions, we entered into an expanded $35 million credit facility (See Note 4 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q) and to finance additional acquisitions we would consider additional borrowings, the sale of equity securities, or the sale of existing Company assets, including assets in our Consumer Products segment.

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

In the quarter ended December 31, 2004, as part of a foreign tax planning restructuring, the Company reorganized its European operations under an offshore holding company, named Acalon, based in Cyprus, as well as establishing Measurement Specialties Foreign Holdings Corporation, a Delaware corporation, which owns Kenabell Holdings BVI, Entran S.A. and Humirel SA.

RESULTS OF OPERATIONS

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS IN OUR CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS AND NINE MONHS ENDED DECEMBER 31, 2004 AND 2003,
RESPECTIVELY:

                                                          FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                           ENDED DECEMBER 31,          ENDED DECEMBER 31,
                                                      ---------------------------  ---------------------------
                                                                           % of                         % of
                                                        2004      2003    Change     2004      2003    Change
                                                      ---------------------------  ---------------------------
Net sales
  Sensor                                              $ 22,956   $14,761    55.5   $ 63,649   $43,772    45.4
  Consumer products                                     13,060    17,108   (23.7)    36,598    42,697   (14.3)
                                                      ---------  -------           ---------  -------
Total net sales                                         36,016    31,869            100,247    86,469
Cost of goods sold                                      20,898    17,823    17.3     57,424    47,527    20.8
                                                      ---------  -------           ---------  -------
      Gross profit                                      15,118    14,046     7.6     42,823    38,942    10.0
Operating expenses (income):
  Selling, general and administrative                    9,037     8,018    12.7     24,785    23,019     7.7
    Litigation                                               -       400  (100.0)         -       400  (100.0)
  Non-cash equity based compensation                         -     3,046  (100.0)         -     4,954  (100.0)
  Research and development                                 919       850     8.1      2,576     2,610    (1.3)
  Customer funded development                              (80)        -               (218)        -
  Restructuring costs and other costs                        -       545  (100.0)         -       545  (100.0)
                                                      ---------  -------           ---------  -------
    Total operating expenses                             9,876    12,859             27,143    31,528
                                                      ---------  -------           ---------  -------
      Operating income                                   5,242     1,187             15,680     7,414
  Interest expense, net                                    148        22   572.6        245       322   (23.8)
  Other (income)                                            78        51    53.2        144        46   213.5
                                                      ---------  -------           ---------  -------
Income from continuing operations before income tax      5,016     1,114   350.2     15,291     7,046   117.0
      Income tax                                         1,429       226   532.0      4,358       772   464.7
                                                      ---------  -------           ---------  -------
Income from continuing operations                        3,587       888   304.0     10,933     6,274    74.3
Discontinued operations:
    Income from discontinued units                           -         -                  -       112
                                                      ---------  -------           ---------  -------
Net income                                            $  3,587   $   888   304.0   $ 10,933   $ 6,386    71.2
                                                      ---------  -------           ---------  -------

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

The consolidated financial statements for the three month periods ended December 31, 2004 and December 30, 2003 include the results of the ongoing operations of Measurement Specialties, Inc.

NET SALES.

Sensor Business. Sensors sales increased $8,195, excluding sales from recent Acquisitions of $5,814, sales increased $2,381, or 16.1%. The increase in net sales for our base Sensor business during the three months ended December 31, 2004, is a result of increased demand in our pressure, displacement, and vibration product lines. Significant contributors to the increase in net sales for our pressure line are the expanded demand for automotive sensors, as well as alternative fuel vehicle sensors. Sales of automotive sensors increased by approximately 74%. Sales of the alternative fuel vehicle sensors is new business for MSI. The improved displacement sales are attributed to the application of existing electromagnetic fluid level sensors to new automotive off road platforms, as well as dual axis sensors for safety applications. The sales of existing electromagnetic fluid level sensors increased by approximately 47%. The sale of dual axis sensors for safety applications is new business application for MSI. The vibration line has seen increased sales primarily in the area of our traffic sensor programs, as well as ramping sales due to
customer introduction of new products using Piezo film.   Traffic sensor sales
increased by approximately 70%.  Piezo Film sales increased by 21%.   The
majority of the sales from recent acquisitions are attributable to the Elekon and Entran acquisitions.

Consumer Business. Net sales in the US consumer market decreased in the three months ended December 31, 2004 as compared to the same period in the prior fiscal year. The majority of this decrease is found in the non-scale product lines. Changes in product assortment in two large retailers resulted in a 45% decrease in sales in tire gauge line in the three month period ending December 31, 2004, as compared to the similar period in the prior fiscal year, or 77% of the overall decline. The balance of the decrease occurred in the bath scale line. In spite of a 19.7 % increase in units sold, the net decline in the bath scale line decrease is attributable to lower per unit selling price due to the Conair transaction.

GROSS MARGIN.

Gross margin as a percent of sales for the three months ended December 31, 2004 decreased to 42.0% from 44.1% for the three months ended December 31, 2003.

Sensor Business. Gross margin as a percent of sales for our base Sensor business increased from 54.7% for the quarter ending December 31, 2003 to 55.3% for the quarter ending December 31, 2004. This increased gross margin occurred as the result of more efficient manufacturing operations. Our improved efficiency in manufacturing operations was the result of our continuing production improvements. Including acquisition sales, gross margin as a percent of sales for our Sensor business decreased to 51.1%. Elekon represents 36% of the acquired sales, and carries a substantially lower gross margin than our base sensor business.

Consumer business. Gross margin as a percent of sales for our Consumer Products business decreased to 24.4% for the three months ended December 31, 2004 from 33.8% for the same period ending December 31, 2003. Gross margin decreased as a result of lower tire gauge sales and the effect of the Conair transaction. Tire gauge sales historically contribute a higher margin than the scale business. Additionally, as a result of the Conair transaction, the entire scale business is now realizing OEM margins, which are historically lower than retail margins. Also contributing to the lower margins was the effect of lower pricing and higher cost of sales in certain of our bath scale lines.

On a continuing basis our gross margin in the Sensor and Consumer Products businesses may vary due to product mix, sales volume, availability of raw materials and other factors.

SELLING, GENERAL AND ADMINISTRATIVE.

The increase in selling, general and administrative expenses is primarily due to the Acquisitions. These Acquisitions resulted in an increase of approximately $2,000 for the three months ended December 31, 2004, as compared to the three months ended December 31, 2003. The additional selling, general and administrative costs resulting from the Acquisitions were more than offset by lower expenses for employee profit sharing and lower costs in the Consumer Product segment resulting from the Conair transaction. Offsetting the decline were higher increased professional fees, primarily associated with the implementation of Sarbanes-Oxley requirements, as well as deferred financing costs, early loan termination fees and severance costs of a former executive recorded in the quarter ended December 31, 2004.


NON-CASH EQUITY BASED COMPENSATION.

During the three months ended December 31, 2003, we recorded a non-cash equity based compensation charge of $3,046, or $0.22 per share diluted, for the vesting of the warrant issued to Four Corners Capital Partners LP, a limited partnership of which Mr. Guidone is a principal. All warrants issued to Four Corners vested in fiscal 2004, and there was no comparable charge in the three months ended December 31, 2004. See Note 10 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of non-cash equity based compensation and the arrangement with Four Corners.

LITIGATION

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

RESEARCH AND DEVELOPMENT

We had $80 of customer-funded development for the three months ended December 31, 2004, compared with zero for the three months ended December 31, 2003. On a net basis, research and development costs decreased $11, or 1.3%, to $839 for the three months ended December 31, 2004 from $850 for the three months ended December 31, 2003.

RESTRUCTURING COSTS

During the three months ended December 31, 2003, we recorded a charge of $545 for additional costs relating to our restructuring plan. This charge resulted from the settlement of litigation related to our former facility in Valley Forge, Pennsylvania. There were no such restructuring costs during the nine months ended December 31, 2004.

INTEREST EXPENSE, NET

Net interest expense increased $126 to $148 for the three months ended December 31, 2004, from $22 for the three months ended December 31, 2003. The increase in interest expense is attributable to the Company having average debt outstanding of $4,859 for the three months ended December 31, 2004, compared to no debt outstanding for the three months ended December 31, 2003. On a going forward basis, the Company's interest expense will increase as a result of entering into term loan and revolving credit facility. (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report Filed on Form 10-Q.)

INCOME TAXES

The increase in the provision for income taxes is mainly due to the lower than normal prior year balance. Based on the evaluation of relevant factors last year, a valuation allowance for deferred tax assets was recorded because it was determined that it was more likely than not that a portion or all of the deferred tax assets would not be realized. In arriving at our conclusion to reverse the valuation allowance at March 31, 2004, we took into consideration the guidance provided by FAS 109, after considering both positive and negative evidence. Our analysis of positive evidence supporting the conclusion that the valuation allowance was no longer applicable included the assessment of three key issues that principally lead to the allowance: substantial operating losses, debt and pending litigation.

Our analysis supporting the reversal of the valuation allowance was straight-forward, as the positive evidence which could be objectively verified outweighed the negative evidence. The current and expected results of the Company, as well as taking into account the status of litigation, indicated that the valuation allowance was not needed. The Company had fully executed a restructuring whereby the Company returned to profitability, as supported by the earnings during fiscal 2004. Our provision for income taxes differs from the statutory US federal income tax rate due to our estimate and distribution of the full year's tax rate based upon the expected taxable income taxed at the applicable jurisdiction. The aforementioned expectations and other estimates utilized in calculating the tax provision and our effective tax rate on a quarterly basis involve complex domestic and foreign tax issues are monitored closely and subject to change base on ultimate circumstances. The utilization of a portion of the Company's net operating loss carry forward of $26,681 at March 31, 2004 will greatly reduce the Company's cash payment for the U.S. portion of the provision for income taxes.

We continue to evaluate the implications of the recently enacted American Jobs Creation Act of 2004. Due to our net operating loss carry-forwards, we do not expect this Act to have an immediate and significant impact on our effective tax rates.

NINE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2003

The consolidated financial statements for the nine month period ended December 31, 2004 and December 31, 2003 include the results of the ongoing operations of Measurement Specialties, Inc.

NET SALES.

Sensor Business. Sensor sales increased $19,877, excluding sales from recent Acquisitions of $10,453, sales increased $9,424, or 21.5%. The increase in net sales for our base Sensor business during the nine months ended December 31, 2004, is a result of increased demand in our pressure, displacement, and vibration product lines. The pressure product line sales have increased due to a one time refurbishment program for a military aircraft. This accounts for 1.4% of the total base Sensors sales for this period. Pressure sales also increased due to expanded demand for automotive braking system
sensors, as well as alternative fuel vehicle sensors.   Sales of automotive
sensors increased by approximately 67.7%. A significant contributor to the increase in net sales for our displacement product line for the nine month period ended December 31, 2004 is higher sales in the automotive sector, as one of our products has been designed into a new platform. These sales increased by 89%. Vibration product line sales increased primarily as a result of increased traffic sensor programs. Additional increase is due to customer introduction of new products using Piezo film. Traffic sensor sales increased by approximately 38.9% while Piezo Film sales increased by approximately 11%. The majority of the sales from recent acquisitions are attributable to the Elekon and Entran acquisitions.

Consumer Business. Lower non-scale product line sales in the U.S. consumer market accounted for 97% of the decline in net sales of our Consumer Products business for the nine month period ended December 31, 2004 as compared to the same period in the prior fiscal year. The decrease is due to changes in customer product assortments of tire gauges in retail customers such as Sears and Target. In spite of a 37.4% increase in units sold, the net decline in the bath scale line is attributable to lower per unit selling prices due to the Conair transaction.

GROSS MARGIN.

Gross margin as a percent of sales for the nine month period ended December 31, 2004 decreased to 42.7% from 45.0% for the nine months ended December 31, 2003.

Sensor Business. Gross margin as a percent of sales for our base Sensor business decreased from 55.1% for the nine month period ended December 31, 2003 to 54.1% for the same period ending December 31, 2004. This decreased gross margin occurred as the result of a shift in overall product mix to lower margin products, both in automotive and non-automotive businesses. Automotive sensor sales for the pressure line increased from 13.4% of total sales in FY 04 to 18.5% of total sales in FY 05. This product carries a gross margin lower than the average gross margin for the base business, thereby causing the decrease in average gross margin. Including acquisition sales, gross margin as a percent of sales for our Sensor business decreased to 51.7%. Elekon represents 41.6% of the acquired sales, and carries a substantially lower gross margin than our base sensor business.

Consumer Business. Gross margin as a percent of sales for our Consumer Products business decreased to 25.5% for the nine month period ended December 31, 2004 from 33.1% for the nine month period ended December 31, 2003. The drivers of the margin decline are essentially for the same reasons detailed in the three months ended December 31, 2004 compared to the three months ended December 31, 2003 discussion above.

On a continuing basis our gross margin in the Sensor and Consumer Products businesses may vary due to product mix, sales volume, availability of raw materials and other factors.

SELLING, GENERAL AND ADMINISTRATIVE.

The increase in selling, general and administrative expenses ("SG&A") is primarily due to the Acquisitions. These Acquisitions resulted in additional SG&A expense of approximately $3,600 for the nine months ended December 31, 2004. Also contributing to the increase in SG&A expenses were increased legal and professional fees, due principally to costs associated with the implementation of Sarbanes-Oxley requirements. In addition, the nine months ended December 31, 2004, reflects a severance charge for one of the Company's executives. These higher expenses were partially offset by lower expenses for employee profit sharing and lower costs in the Consumer Products segment resulting from the Conair transaction.

NON-CASH EQUITY BASED COMPENSATION.

During the nine month period ended December 31, 2003, we recorded a non-cash equity based compensation charge of $4,954, or $0.36 per share diluted, for the vesting of the warrant issued to Four Corners Capital Partners LP, a limited partnership of which Mr. Guidone is a principal. All warrants issued to Four Corners vested in fiscal 2004, and there was no comparable charge in the nine month period ended December 31, 2004. See Note 10 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of non-cash equity based compensation and the arrangement with Four Corners.

RESEARCH AND DEVELOPMENT

We had $218 of customer-funded development for the nine month period ended December 31, 2004 compared with zero for the nine month period ended December 31, 2003. On a net basis, research and development costs decreased $252, or 9.7%, to $2,358 for the nine month period ended December 31, 2004 from $2,610 for the nine month period ended December 31, 2003.

INTEREST EXPENSE, NET

Net interest expense decreased $77, or 24%, to $245 for the nine month period ended December 31, 2004 from $322 for the nine month period ended December 31, 2003. The decrease in interest expense is attributable to the Company having an average debt outstanding of $2,855 for the nine month period ended December 31, 2004, compared to $3,138 of debt outstanding for the nine month period ended December 31, 2003.

INCOME TAXES

The drivers of the higher tax provision are essentially for the same reasons detailed in the three months ended December 31, 2004 compared to the three months ended December 31, 2003 discussion above.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (accounts receivable plus inventory less accounts payable) increased by $8,721 from $16,261 as of March 31, 2004 to $24,982 as of December 31, 2004. The increase was attributable to an increase in accounts receivable of $5,661 from $14,010 at March 31, 2004 to $19,671 at December 31, 2004, an increase in inventory of $11,126 from $10,170 at March 31, 2004 to $21,296 at December 31, 2004 and offset by an increase in accounts payable of $8,066 from $7,919 at March 31, 2004 to $15,985 at December 31, 2004.
Contributing to the increase in working capital was the acquisition of Elekon, Entran, Encoder, and Humirel, which added $3,817 to accounts receivable, $6,109 in inventory and $4,700 in accounts payable at December 31, 2004. The increase in inventory is attributable to higher sales, as well as our attempt to reposition and establish inventory buffers in order to reduce manufacturing lead times. We anticipate improving turnover to historical levels over the next several quarters.

Cash provided from operating activities was $9,418 for the nine month period ended December 31, 2004, as compared to $8,495 provided for the nine month period ended December 31, 2003. Included in cash provided from operations for the nine month period ended December 31, 2004 is $2,100 of costs paid to settle our SEC and securities class action legal actions, as compared to $2,125 for same period last year (See Note 9 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.).

Investing activities included cash payments of $39,084 for the acquisition of Elekon, Entran, Encoder, and Humirel SA. In addition, capital spending increased to $3,089 for the nine month period ended December 31, 2004 from $1,369 for the nine month period ended December 31, 2003. The increase in capital spending is primarily attributable to investment in revenue generating projects at our Shenzhen, China facility. Financing activities for the nine month period ended December 31, 2004 provided $20,899, reflecting financing for the acquisitions, and proceeds from the exercise of employee stock options.

NEW TERM LOAN AND REVOLVING CREDIT FACILITY
-------------------------------------------

On December 17, 2004, the Company entered into a new, $35,000 five-year credit agreement with GE Commercial Finance, Commercial & Industrial Finance ("GE"), comprised of a $20,000 term loan and $15,000 revolving credit facility. JP Morgan Chase Bank, N.A. and Wachovia Bank National Association participated in the syndication. Interest accrues on the principal amount of borrowings at a rate based on either a London Inter-bank Offered Rate (LIBOR) rate plus a LIBOR margin or at an Index (a prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at the election of the borrower. From the closing date to the second anniversary date of the closing, the applicable LIBOR and Index Margins are 4.50% and 2.75%, respectively, and from the second anniversary, the applicable LIBOR and Index Margins are 4.25% and 2.50%, respectively, subject to a 2% increase upon the occurrence of an event of default under the credit agreement. The term loan is payable in nineteen equal quarterly installments beginning on March 1, 2005 through December 17, 2009. Proceeds from the new credit facility were primarily used to support the acquisition of Humirel (See
Note 7), ordinary working capital and general corporate needs and replaced the $15,000 revolving credit facility with Bank of America Business Capital (formerly Fleet Capital Corporation). The Company has provided a security interest in substantially all of the Company's assets as collateral for the new credit facilities. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, business combinations, and other related items. At December 31, 2004, the Company was in compliance with applicable debt covenants.

As of December 31, 2004, the Company utilized the prime based Index Rate, and the interest rate applicable to borrowings under the revolving credit facility was 8%. As of December 31, 2004, the outstanding borrowings on the term loan and revolver were $20,000 and zero, respectively, and the Company had the right to borrow an additional $15,000 under the revolving credit facility. The revolving credit facility is not directly based on any borrowing base requirements.

OLD REVOLVING CREDIT FACILITY
-----------------------------

On January 31, 2003, the Company entered into a $15,000 revolving credit facility with Bank of America Business Capital ("BOA") (formerly Fleet Capital Corporation). On December 17, 2004, the revolving credit facility with BOA was replaced by the new $35,000 credit agreement with GE. In connection with the refinancing, the Company expensed in December 2004, the $125 in related deferred financing costs, as well as a $100 early loan termination fee in selling, general and administrative expenses. The BOA credit facility was secured by a lien on substantially all of the Company's assets. Interest accrued on the principal amount of borrowings under this facility at a fluctuating rate per year equal to the lesser of BOA's prime rate for commercial loans plus one percent (subject to a two percent increase upon the occurrence of an event of default under the loan agreement). As of December 17, 2004, the interest rate applicable to borrowings under the old revolving credit facility was 6.25%. Commitment fees on the unused balance are equal to .375% per annum of the average monthly amount by which $15,000 exceeded the sum of the outstanding principal balance of the revolving credit loans. Commitment fees paid during the quarter ended December 31, 2004 were $5.

The weighted average short-term interest rate for the above credit facilities was 5.72% for the nine months ended December 31, 2004. The average amount outstanding under the agreements for the period from April 1, 2003 through March 31, 2004 was zero. The average amount outstanding for the three and nine months ended December 30, 2004 was $4,859 and $2,855, respectively.

PROMISSORY NOTES
----------------

In connection with the acquisition of Elekon Industries USA, Inc. (See Note 7), the Company issued unsecured Promissory Notes ("Notes") totaling $3,000, of which $2,750 was outstanding and $1,000 considered current at December 31, 2004. The Notes amortize over a period of three years, are payable quarterly and bear interest at 6%.

OTHER SHORT-TERM DEBT
---------------------

In connection with the acquisition of Entran Devices, Inc., Entran SA and Humirel SA, the Company has outstanding short-term and long-term borrowing of $649 and $1,914 at December 31, 2004. These amounts are included in short-term and long-term debt, respectively, in the condensed consolidated balance sheet.

CURRENT AND NON-CURRENT DEFERRED INCOME TAXES

The Company reclassified $6.3 million of the current deferred tax asset as of March 31, 2004 to long-term, since a portion of the deferred tax assets will be utilized beyond twelve months. A portion of the deferred tax assets should have been classified as non-current. Prior year balances have been reclassified to conform with current year presentation. This reclassification did not have an impact on the preceding discussion concerning the Company's liquidity and capital resources due to the non-cash nature of deferred tax assets.

LIQUIDITY

At February 4, 2005, we had approximately $6,000 of available cash and $11,500 of borrowing capacity under our revolving credit facility. This amount includes the increased borrowing capacity resulting from the Acquisitions. The decline in the cash balance and increase in borrowing from March 31, 2004 primarily reflects the use of $38,586 of cash and borrowings of $20,000 to fund the Acquisitions. See Note 7 included as part of the Company's Condensed Consolidated Financial Statements included in the quarterly report on form 10-Q for a discussion on the Acquisitions.

OTHER COMPREHENSIVE INCOME

Other comprehensive income consists of foreign currency translation adjustments and unrealized gains on currency hedging contracts. The increase in other comprehensive income is due the changes in the exchange rate of the US dollar relative to the Euro for the Euro denominated operations of Humirel S.A and Entran.

DEFERRED REVENUE

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

DIVIDENDS

We have not declared cash dividends on our common equity. The payment of dividends is prohibited under the existing credit agreement with GE. We may, in the future, declare dividends under certain circumstances.

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

OBLIGATIONS AND COMMITMENTS

Long-term Debt and Notes Payable:

The following long-term debt was outstanding at December 31, 2004:


Index/Prime plus 2.75% (X%) five year term
loan payable in sixteen equal quarterly
installments of $500 through 2008, and four $3,000
quarterly payments through December 17,
2009                                                  $20,000

6% Promissory notes payable in twelve equal
installments through September 20, 2007                 2,750
                                                      -------
                                                       22,750
Less long-term debt due currently                       3,000
                                                      -------
                                                      $19,750
                                                      =======


The principal payments of long-term debt are as follows:

                                                         Term Loan   Note Payable    Total
                                                 2005    $    2,000  $       1,000  $ 3,000
                                                 2006         2,000          1,000    3,000
                                                 2007         2,000            750    2,750
                                                 2008         2,000              -    2,000
                                                 2009        12,000              -   12,000
                                           Thereafter             -              -        -
                                                         ----------  -------------  -------
                                                Total    $   20,000  $       2,750  $22,750
                                                         ==========  =============  =======

In connection with the Entran and Humirel SA acquisitions, the Company has $2,563 in debt, of which $1,914 is long-term.

Leases: The Company leases certain property and equipment under non-cancelable operating leases expiring on various dates through July 2011. Company leases that include escalated lease payments are straight-lined over that base lease period, in accordance with SFAS 13. At December 31, 2004, total minimum rent payments under leases with initial or remaining non-cancelable lease terms of more than one year were:

         YEAR ENDING December 31,
       --------------------------
             2005     $2,197
             2006      1,231
             2007      1,115
             2008        982
             2009        948
          Thereafter   3,350

Severance: The Company has a severance commitment of $210 accrued at December 31, 2004 with a former executive whereby the Company pays equal amounts over the next twelve month.

Product Returns

As a result of a defective component in a custom manufactured tire gauge, in the quarter ended December 31, 2004 the Company agreed to accept the associated defective products back from this customer. The Company has reversed the effect of this sale in the quarter and has accrued for certain costs associated with the product returns based upon our best estimate at this point in time. As a result, revenues and cost of goods sold were reduced by $286 and $77, respectively, resulting in a reduction in gross margin of $209.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Dollars in Thousands)

FOREIGN CURRENCY EXCHANGE RISK

We are exposed to a certain level of foreign currency exchange risk.

The majority of our net sales are priced in United States dollars. Our costs and expenses are priced in United States dollars, Hong Kong dollars, Chinese renminbi and Euros. Accordingly, the competitiveness of our products relative to products produced domestically (in foreign markets) may be affected by the performance of the United States dollar compared with that of our foreign customers' currencies. Additionally, we are exposed to the risk of foreign currency transaction and translation losses, which might result from adverse fluctuations in the values of the Hong Kong dollar, the Chinese renminbi and the Euros. At December 31, 2004, we had net assets of approximately $17,116 subject to fluctuations in the value of the Hong Kong dollar, net assets of approximately $7,586 subject to fluctuations in the value of the Chinese renminbi, net assets of approximately $29,900 subject to fluctuations in the value of the Euro, and net assets of approximately $69 subject to fluctuations in the value of the British pound. At March 31, 2004, we had net assets of approximately $4,836 subject to fluctuations in the value of the Hong Kong dollar and the net assets of approximately $7,330 subject to fluctuations in the value of Chinese renminbi.

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

There can be no assurance that these currencies will remain stable or will fluctuate to our benefit. To manage our exposure to foreign currency and translation risks, we may purchase currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices. As part of the purchase of Humirel, we acquired a number of currency contracts, and we will continue to evaluate our exposures and alternatives for possible hedging strategies.

INTEREST RATE RISK

On December 17, 2004, the Company entered into a new, $35 million five-year credit agreement, comprised of a $20 million term loan and $15 million revolving credit facility. Interest accrues on the principal amount of borrowings at a rate based on either a LIBOR rate plus a LIBOR margin or at an Index Rate plus an index margin. The LIBOR or Index rate is at the election of the borrower. From the closing date to the second anniversary date of the closing, the applicable LIBOR and Index Margins are 4.50% and 2.75%, respectively, and from the second anniversary, the applicable LIBOR and Index Margins are 4.25% and 2.50%, respectively. Our results will be adversely affected by any increase in interest rates. For example, for every $1,000 of debt outstanding, an annual interest rate increase of 100 basis points would increase interest expense and thus decrease our after tax profitability by $10.

We do not hedge this interest rate exposure.

ITEM 4. CONTROLS AND PROCEDURES

The company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting, except that relating to the acquisitions of Elekon, Entran, Encoder, and Humirel, as of December 31, 2004, and MWS Sensorik and Polaron Components Ltd subsequent to that date (See Note 2 to the condensed consolidated financial statements included in this Quarterly Report Filed on Form 10-Q.). The Company will be making changes to the internal controls of these newly acquired companies as part of the integration into the Company. However, for purposes of this evaluation, the impact of these six acquisitions on the Company's internal controls over financial reporting have been excluded. The total of the Elekon, Entran, Encoder, and Humirel acquisitions represents approximately $10,500 in net sales; $572 in operating income for the nine months ended December 31, 2004 and $55,151 in total assets and $53,166 in total liabilities at December 31, 2004, which are included as part of the Company's Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

The Company is currently undergoing a comprehensive effort to ensure compliance with the new regulations under Section 404 of the Sarbanes-Oxley Act of 2002 that will be effective for our fiscal year ending March 31, 2005. Our effort includes identification and documentation of internal controls in our key business processes, as well as formalization of the Company's overall control environment. We are currently in the process of evaluating and testing these controls. As a result of this process, enhancements to the Company's internal controls over financial reporting have been or are being implemented. Management regularly discusses the results of our testing, identified deficiencies and proposed improvements to our control environment with the audit committee and our board of directors. To date, we have not identified any material weaknesses in our internal control as defined by the Public Company Accounting Oversight Board. However, since our evaluation is not yet complete, we can provide no assurance as to our or our independent auditor's conclusions as of March 31, 2005 with respect to the design and effectiveness of the Company's internal controls over financial reporting.



                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(DOLLARS IN THOUSANDS)

Robert L. DeWelt v. Measurement Specialties, Inc. et al., Civil Action No. 02-CV-3431. On July 17, 2002, Robert DeWelt, the former acting Chief Financial Officer and former acting general manager of our Schaevitz Division, filed a lawsuit against the Company and certain of our officers and directors in the United States District Court of the District of New Jersey. Mr. DeWelt resigned on March 26, 2002 in disagreement with management's decision not to restate certain of our financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. The Company filed a Motion to dismiss this case, which was denied on June 30, 2003. The Company has answered the complaint and is engaged in the discovery process. This litigation is ongoing and the Company cannot predict its outcome at this time.

In re Service Merchandise Company, Inc. (Service Merchandise Company, Inc. v. Measurement Specialties, Inc.), United States Bankruptcy Court for the Middle District of Tennessee, Nashville Division, Case No. 399-02649, Adv. Pro. No. 301-0462A. The Company is currently the defendant in a lawsuit filed in March 2001 by Service Merchandise Company, Inc. ("SMC") and its related debtors (collectively, the "Debtors") in the United States District Court for the Middle District of Tennessee in the context of the Debtors' Chapter 11 bankruptcy proceedings. The Bankruptcy Court entered a stay of the action in May 2001, which was lifted in February 2002. On March 30, 2004, the court entered on order allowing written discovery in the form of interrogatories and requests for production of documents to begin. All other discovery remains stayed. The action alleges that the Company received approximately $645 from one or more of the Debtors during the ninety (90) day period before the Debtors filed their bankruptcy petitions, that the transfers were to our benefit, were for or on account of an antecedent debt owed by one or more of the Debtors, made when one or more of the Debtors were insolvent, and that the transfers allowed the Company to receive more than the Company would have received if the cases were cases under Chapter 7 of the United States Bankruptcy Code. The action seeks to disgorge the sum of approximately $645 from the Company. It is not possible at this time to predict the outcome of the litigation or estimate the extent of any damages that could be awarded in the event that the Company found liable to the estates of SMC or the other Debtors.

SEB Patent Issue. On December 12, 2003, Babyliss, SA, a wholly owned subsidiary of Conair Corporation, received notice from the SEB Group ("SEB") alleging that certain bathroom scales manufactured by the Company and sold by Babyliss in France violated certain patents owned by SEB. On May 19, 2004, SEB issued a Writ of Summons to Babyliss and the Company, alleging patent infringement and requesting the Tribunal de Grande Instance de Paris to grant them unspecified monetary damages and injunctive relief. Pursuant to the indemnification provisions of the Conair transaction, the Company has assumed defense of this matter. After thorough review, the Company believes SEB's allegations of patent infringement are without merit and the Company intends to defend our position vigorously. On November 9, 2004, the Company requested of the Tribunal de Grande Instance de Paris a declaration of non-infringement of the SEB patent with regard to certain weighing sensors design known as "M" design included in certain of the Company's bathroom scales other than those to which SEB has alleged infringement. At this time, the Company cannot predict the outcome of this matter.

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. The Company is currently not aware of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

                               SEE EXHIBIT INDEX.

(b) REPORTS ON FORM 8-K.

The following reports on Form 8-K were filed during the three months ended December 31, 2004:

On December 23, 2004, we filed a current report on Form 8-K pursuant to Item 1 (Entry into a Material Definitive Agreement and Termination of a Material Definitive Agreement), and Item 8 (Other Events), to attach a press release reporting our entering into a definitive agreement to purchase the capital stock of Humirel SA, and the replacement of Bank of America revolver with a new $35 million credit agreement, and a press release reporting the acquisition of MWS Sensorik GmbH.

On December 28, 2004, we filed a current report on Form 8-K pursuant to Item 2 (Completion of Acquisition) to attach a press release reporting the closing of our purchase of the capital stock of Humirel SA


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          MEASUREMENT SPECIALTIES, INC.

                                  (Registrant)


                                 /s/  John P. Hopkins
                                 ----------------------------
     Date:  February 8, 2005     John P. Hopkins
                                 Chief Financial Officer
                                 (authorized officer and
                                 principal financial officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                             DESCRIPTION

10.01 Loan and Security Agreement dated December 17, 2004, between Measurement Specialities,
      Inc. and General Electric Capital Corporation, Wachovia Bank and JPMorgan Chase Bank

31.1  Certification  of  Frank  D. Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

31.2  Certification  of  John  P.  Hopkins required by Rule 13a-14(a) or Rule 15d-14(a)

32.1  Certification of Frank D. Guidone and John P. Hopkins required by Rule 13a-14(b)
      or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
      Section 1350