Form 10-K
period 2005-03-31
MEASUREMENT SPECIALTIES INC
filed 2005-06-14
CIK 778734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF  1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2005
                                       OR

[_] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE SECURITIES
                             EXCHANGE  ACT  OF  1934

                      FOR  THE  TRANSITION  PERIOD  FROM TO

                         COMMISSION FILE NUMBER 1-11906

                          MEASUREMENT SPECIALTIES, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       NEW JERSEY                     22-2378738
              (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER
             INCORPORATION  OR ORGANIZATION)     IDENTIFICATION NO.)


                       1000 LUCAS WAY, HAMPTON, VA  23666
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (757) 766-1500

             10 WASHINGTON AVENUE, FAIRFIELD,  NEW JERSEY 07004-3877
    (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                     REPORT)

SECURITIES  REGISTERED  UNDER  SECTION  12(b)  OF  THE  ACT:

                                    NAME  OF  EACH  EXCHANGE
TITLE OF EACH CLASS;                ON WHICH REGISTERED:
COMMON STOCK, NO PAR VALUE          AMERICAN  STOCK  EXCHANGE


         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 75 days. Yes [ X ] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [ X ] No [_]

     At March 31, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $248,000,000 based on the closing price of the registrant's common stock on March 31, 2005.

     At May 31, 2005, 13,578,869 shares of the registrant's common stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON SEPTEMBER 13,2005 TO BE FILED BY THE REGISTRANT WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE FISCAL YEAR ENDED MARCH 31, 2005.


                          MEASUREMENT SPECIALTIES, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS
                                 MARCH 31, 2005

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
------
   ITEM 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . .  1
   ITEM 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . 16
   ITEM 3.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . 17
   ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
   HOLDERS . . . . . . . . . . . . . . . . . . . . . . . . . . . 19
PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19
   ITEM 5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND
   RELATED STOCKHOLDER MATTERS AND  ISSUER  PURCHASES  OF
   EQUITY  SECURITIES. . . . . . . . . . . . . . . . . . . . . . 19
   ITEM 6.  SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . 20
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . 21
   ITEM 7A. QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES
   ABOUT  MARKET  RISK . . . . . . . . . . . . . . . . . . . . . 37
   ITEM 8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA. . . 39
   ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH
   ACCOUNTANTS  ON   ACCOUNTING AND FINANCIAL  DISCLOSURE. . . . 39
   ITEM 9A. CONTROLS  AND  PROCEDURES. . . . . . . . . . . . . . 39
   ITEM 9B. OTHER INFORMATION. . . . . . . . . . . . . . . . . . 41
PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . 41
   ITEM 10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE
   REGISTRANT. . . . . . . . . . . . . . . . . . . . . . . . . . 41
   ITEM 11.  EXECUTIVE  COMPENSATION . . . . . . . . . . . . . . 42
   ITEM 12.  SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL
   OWNERS AND MANAGEMENT AND RELATED  STOCKHOLDER
   MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . . 42
   ITEM 13.  CERTAIN  RELATIONSHIPS  AND  RELATED
   TRANSACTIONS. . . . . . . . . . . . . . . . . . . . . . . . . 42
   ITEM 14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES. . . . . 43
PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 43
   ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES . . . . 43

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

(2) ALL DOLLAR AMOUNTS IN THIS REPORT ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND PRODUCT PRICES.

We are a designer and manufacturer of sensors and sensor-based consumer products. We produce a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics, including pressure, force, position, vibration, humidity and photo optics. We have two businesses, a Sensor business and a Consumer Products business. We are a New Jersey corporation organized in 1981 with corporate offices located in Hampton, Virginia.

Our Sensor segment designs and manufactures sensors for original equipment manufacturers (OEMs) and end users. These sensors are used for automotive, off-road, medical, industrial, consumer, military, aerospace, test and measurement and traffic applications. Our sensor products include piezoresistive pressure sensors and transducers, electromagnetic displacement sensors, piezoelectric polymer film sensors, tilt sensors, membrane switch panel sensors, custom microstructures, load cells, humidity sensors, accelerometers, photo optic components and pulse oximetry sensors.

Our Consumer Products segment designs and manufactures sensor-based consumer products. Our sensor-based consumer bath and kitchen scale products are sold and marketed primarily under the brand names of our original equipment manufacturer customers. Our tire pressure gauges and distance measurement products are sold and marketed under our own brand names -Accutire(R) pressure gauges, ParkZone(R) garage parking aids and Accutape(R) distance measurers - as well as those of our OEM and private label customers.

OUR SENSORS

The majority of our sensors are devices, sense elements and transducers that convert mechanical information into a proportionate electronic signal for display, processing, interpretation or control. Sensors are essential to the accurate measurement, resolution and display of pressure, force, linear or rotary position, tilt, vibration, motion or humidity. Our other Sensor products are transducers that convert an applied electrical signal into a mechanical motion corresponding to the amplitude and frequency of the electrical input.

Each of our two businesses benefits from the same core technology base. Our advanced technologies include piezoresistive silicon sensors, application-specific integrated circuits, micro-electromechanical systems
(MEMS), piezoelectric polymers, foil strain gauges, force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, electromagnetic displacement sensors and ultrasonic sensors. These technologies allow our sensors to operate precisely and cost effectively.

We are a global operation with engineering and manufacturing facilities located in North America, Europe and Asia. By functioning globally, we have been able to enhance our applications engineering capabilities, increase our geographic proximity to our customers and leverage our cost structure.

RECENT ACQUISITIONS

We have made the following acquisitions which are included in the consolidated financial statements as of the effective date of acquisition (See Notes 2 and 5 to the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K):

ACQUIRED COMPANY                               EFFECTIVE DATE OF ACQUISITION
          COUNTRY

Elekon Industries USA, Inc. ("Elekon")             June 24, 2004
          USA
Entran Devices, Inc. and Entran SA ("Entran")      July 16, 2004
          USA and France
Encoder Devices, LLC ("Encoder Devices")           July 16, 2004
          USA
Humirel, SA ("Humirel")                            December 1, 2004
          France
MWS Sensorik GmbH ("MWS Sensorik")                 January 1, 2005
          Germany
Polaron Components Ltd. ("Polaron")                February 1, 2005
          United Kingdom


These acquisitions increased our revenues, technology base, share of the addressable sensor marketplace and presence in Europe. The largest of these acquisitions was Humirel, a Toulouse, France-based company with a proprietary technology for measuring relative humidity, a new platform for the company. Humirel's OEM customers in the automotive, industrial and medical marketplaces are synergistic with our existing customer base.

Entran, with operations in the United States and France, increased our business with end users who purchase miniature pressure transducers, accelerometers and load cells for test and measurement applications. Elekon brought to the company a new technology platform with photo optic and X-ray sensing as well as an established customer base for pulse oximetry (SpO2) sensors. Encoder Devices, a start-up company, offered us an emerging technology platform in magnetic encoders - a robust, low cost capability well suited to our OEM customer base.

Two smaller acquisitions further added to our capabilities in Europe. MWS Sensorik had been a distributor and value-added reseller of our piezoresistive accelerometers and pressure sensors in Germany with a solid customer base in the auto crash and road test market. We also acquired certain assets of Polaron, reuniting us with the foil strain gage pressure business formerly owned by Schaevitz and providing an additional customer base in Europe.

GROWTH STRATEGY

We plan to continue focusing our efforts on aggressively growing our Sensor segment, which management believes has greater growth potential and higher returns than the Consumer business. The majority of this growth over the next year will be organic, the result of several promising proprietary technologies that are gaining wider adoption in the marketplace. While we do not rule out additional acquisitions in the future, management is currently focused on integrating recent acquisitions and leveraging the inherent synergies for sales and marketing, engineering and manufacturing.

We are building strength in both our OEM and end user business for Sensors. Historically, our growth has been derived from, and will continue to derive from, OEM projects with longer development cycles, in which our sensors are designed into another product. However, some of the recent acquisitions - most notably Entran, but also MWS and Polaron - serve primarily end user customers. This new strength, coupled with our traditional Schaevitz linear and rotary displacement business, provides a solid platform on which to build end user sales. This market includes test and measurement applications as well as manufacturing and industrial process control. Devices sold to end users are packaged products (sensor elements with amplification, compensation and sometimes value-add assemblies) which carry a higher average selling price.

We recently organized our Sensor engineering resources into seven technology families: pressure, position, force, vibration, humidity, photo optics and piezo film. This flexible and scalable structure enables us to readily assimilate acquisitions, prioritize engineering resources and ultimately respond better to market opportunities in key industries. This new organization gives our global sales force a clear line of sight to the resources it needs to qualify and develop promising new OEM projects. The Company continues to operate under two distinct business segments, Sensor and Consumer, and overall management within these two segments is aligned geographically between North America, Europe/Middle East and Asia.

In the Consumer Products segment, our consumer scale business is focused on the design, development and manufacture of innovative scale products for sale to our worldwide base of OEM customers. In fiscal year 2004, we exited the retail scale business by selling our Thinner(R) branded bathroom and kitchen scale business to Conair Corporation. For digital tire pressure gauges, we design and manufacture products for OEM customers as well as for sale at retail under the Accutire(R) brand.

MARKETS

Many aspects of day-to-day life continue to be profoundly influenced by the pervasive application of sensors to transportation, energy, security, communications and medical technologies. Sensor manufacturers are moving toward more sophisticated sensor packages called "smart sensors" that take advantage of new lower cost digital based electronics to provide more accurate measurement and control.

The shift toward sensors utilizing digital signal processing technologies has enhanced applications in the automotive, industrial, medical, military and consumer products markets. Examples of our sensor applications include:

     - automotive and off-road applications in braking for electronic stability control, occupant safety, fogging prevention, transmission fluid level, oil pressure, diesel engine management, off-road equipment leveling and security sensing;

     - industrial sensors for regulating flow in paint sprayers and agricultural equipment, monitoring pressure in heating, ventilating, air conditioning & refrigeration compressors, flow measurement, factory automation, high purity wafer fab flow control, and process control valves such as those used in turbines for power generation equipment;

     - medical sensors for invasive blood pressure measurement, drug infusion pump flow monitoring, electronic stethoscopes, vascular health diagnostics, sleep apnea sensing, and ultrasound bone density, kidney dialysis, environmental monitoring for patient breathing and body activity sensor for implantable heart pacemakers;

     - military and aerospace applications, which continue to drive sensor development with new systems requiring small, high performance sensors for navigation and weapons control systems, pressure monitoring, hydrophones and traffic collision avoidance systems (TCAS)

     - consumer products applications including the measurement of weight, distance, and movement; digitizing information for electronic white boards and pen input devices for laptops; acoustic pick-ups for musical instruments and directional speakers; and load imbalance sensors for washing machines;

     - test and measurement applications including automotive crash accelerometers, high-accuracy position transducers and miniature pressure force and acceleration sensors used to verify system design and performance;

     - commercial and building equipment including: flow measurement of dispensed beverages, gasoline pump monitoring, ATM currency control, elevator feedback, oxygen systems in hospitals, and security for stand alone equipment;

     - traffic sensors used for real time traffic monitoring, weigh-in-motion, vehicle speed and red light enforcement and toll booth collection monitoring.

TECHNOLOGY

Measurement Specialties, Inc. has a broad and robust portfolio of technologies available to solve client sensing needs, some of which are proprietary to the Company. Our sensor technologies include:

     - PIEZORESISTIVE TECHNOLOGY is widely used for the measurement of pressure, load and acceleration, and its use in these applications is expanding significantly. Piezoresistive materials, most often silicon, respond to changes in applied mechanical variables such as stress, strain, or pressure by changing electrical conductivity (resistance). Changes in electrical conductivity can be readily detected in circuits by changes in current with a constant applied voltage, or conversely by changes in voltage with a constant supplied current.

     - APPLICATION SPECIFIC INTEGRATED CIRCUITS (ASICS). These circuits convert analog electrical signals into digital signals for measurement, computation or transmission. Application specific integrated circuits are well suited for use in both consumer and new sensor products because they can be designed to operate from a relatively small power source and are inexpensive and can improve system accuracy.

     - MICRO-ELECTROMECHANICAL SYSTEMS (MEMS). Micro-electromechanical systems and related silicon micromachining technology are used to manufacture components for physical measurement and control. Silicon micromachining is an ideal technology to use in the construction of miniature systems involving electronic, sensing, and mechanical components because it is inexpensive and has excellent physical properties. Micro-electromechanical systems have several advantages over their conventionally manufactured counterparts. For example, by leveraging existing silicon manufacturing technology, microelectromechanical systems allow for the cost-effective manufacture of small devices with high reliability and superior performance.

     -    PIEZOELECTRIC POLYMER TECHNOLOGY. Piezoelectric materials (such as
          PVDF) convert mechanical stress or strain into proportionate electrical energy, and conversely, these materials mechanically expand or contract when voltages of opposite polarities are applied. Piezoelectric polymer films are also pyroelectric, converting heat into electrical charge. These polymer films offer unique sensor design and performance opportunities because they are thin, flexible, inert, broadband, and relatively inexpensive. This technology is ideal for applications where the use of rigid sensors would not be possible or cost-effective.

     - STRAIN GAUGE TECHNOLOGY. A strain gauge consists of a base substrate material that will change its electrical properties with induced stress or strain (such as bulk silicon). The foil is etched to produce a grid pattern that is sensitive to changes in geometry, usually length, along the sensitive axis producing a change in resistance. The gauge is bonded to a sensing element surface which it will monitor. The gauge operates through a direct conversion of strain to a change in gauge resistance. This technology is useful for the construction of reliable pressure and force sensors. The Company also manufactures a proprietary strain gauge called Microfused(TM) in which the diaphragm in contact with the media is fused to a silicon sensing element with glass at high temperatures for a hermetic seal appropriate for harsh environments.

     - FORCE BALANCE TECHNOLOGY. A force-balanced accelerometer is a mass referenced device that under the application of tilt or linear acceleration, detects the resulting change in position of the internal mass by a position sensor and an error signal is produced. This error signal is passed to a servo amplifier and a current developed is fed back into a moving coil. This current is proportional to the applied tilt angle or applied linear acceleration and will balance the mass back to its original position. These devices are used in military and industrial applications where high accuracy is required.

     - FLUID CAPACITIVE TECHNOLOGY. This technology is also referred to as fluid filled, variable capacitance. The output from the sensing element is two variable capacitance signals per axis.

          Rotation of the sensor about its sensitive axis produces a linear change in capacitance. This change in capacitance is electronically converted into angular data, and provides the user with a choice of ratiometric, analog, digital, or serial output signals. These signals can be easily interfaced to a number of readout and/or data collection systems.

     - LINEAR VARIABLE DIFFERENTIAL TRANSFORMERS (LVDT). An LVDT is an electromechanical sensor that produces an electrical signal proportional to the displacement of a separate movable core. LVDTs are widely used as measurement and control sensors wherever displacements of a few micro inches to several feet can be measured directly, or where mechanical input, such as force or pressure, can be converted into linear displacement. LVDTs are capable of extremely accurate and repeatable measurements in severe environments.

     - HUMIDITY. Humidity technology is based upon variable capacitive affecting a sensitive polymer layer under changing ambient humidity conditions. This technology is uniquely designed for applications in consumer markets, automotive, home appliance and environmental control.

     - PHOTO OPTICS. Photo-Optic sensors use light to measure different parameters such as position, reflectance, color and many others. At present our main application is in non-invasive medical sensing, specifically Pulse-Oximetry.

     - ULTRASONIC TECHNOLOGY. Ultrasonic sensors measure distance by calculating the time delay between transmitting and receiving an acoustic signal that is inaudible to the human ear. This technology allows for the quick, easy, and accurate measurement of distances between two points without physical contact.

BUSINESS SEGMENTS

Our financial results by our two business segments for the fiscal years ended March 31, 2005, 2004 and 2003 are presented in Note 16 to the consolidated financial statements included in this Annual Report on Form 10-K.


PRODUCTS

     SENSORS.     A summary of our Sensor business product offerings as of
March 31, 2005 is presented in the following table. New products acquired or developed in the last year are highlighted with an asterisk*.

PRODUCT                TECHNOLOGY
---------------------  -----------------------
                                                             APPLICATIONS
PRESSURE SENSORS       Micro-                   Disposable catheter blood pressure,
AND TRANSDUCERS        Electromechanical        altimeter, dive tank pressure, process
                       Systems (MEMS)           instrumentation, fluid level, measurement
                                                and intravenous drug administration
                                                monitoring, racing engine performance

                       Microfused(TM)           Automotive electronic stability control
                       Piezoresistive Silicon   systems, paint spraying machines, fertilizer
                       Strain Gauge             dispensers, hydraulics, refrigeration and
                                                automotive transmission

                       Foil Strain Gauge        Instrumentation-grade aerospace and
                                                weapon control systems, sub-sea
                                                pressure, ship cargo level, steel mills

ACCELEROMETERS         Piezoelectric Polymer    Cardiac activity sensors, audio speaker
                                                feedback, appliance load balancing


                       Micro-                   Crash test sensors, anthropomorphic dummy
                       Electromechanical        sensors, road load dynamics, aerospace
                       Systems (MEMS)           traffic alert and collision avoidance systems,
                                                instrumentation

LOAD CELLS             Microfused(TM)           Automotive occupancy weight sensing,
                       Piezoresistive Silicon   bathroom scales, exercise equipment,
                       Strain Gauge             appliance monitoring, intravenous drug
                                                administration monitoring

LINEAR VARIABLE        Inductive                Aerospace, machine control systems,
DISPLACEMENT           Electromagnetic          knitting machines, industrial process
TRANSDUCERS                                     control, hydraulic actuators, instrumentation
(LVDT)

ROTARY POSITION        Inductive                Machine control systems, instrumentation
TRANSDUCERS AND        Electromagnetic
ENCODERS*

                       Magnetic Encoders*       Gas pump , dialysis machine controls

TILT/ANGLE SENSORS     Fluid Capacitive         Heavy equipment level measurement, auto
                                                security systems, tire balancing,
                                                instrumentation

RELATIVE HUMIDITY &    Capacitive Film          Auto anti-fogging systems, diesel engine
TEMPERATURE                                     controls, air climate systems, reprography
SENSORS*                                        machines, sleep apnea breathing apparatus

TRAFFIC SENSORS        Piezoelectric Polymer    Traffic survey, speed and traffic light
                                                enforcement, toll, and truck weigh-in-
                                                motion

CUSTOM PIEZOELECTRIC   Piezoelectric Polymer    Medical diagnostics, ultrasonic pen
FILM SENSORS                                    digitizers, musical instrument pickups,
                                                electronic stethoscope, security systems,
                                                electronic water meters

PULSE OXIMETRY         Photo optic infra-red    Reusable and disposable patient blood
SENSORS (SPO2)*        light absorption         oxygen and pulse sensors

X-RAY DETECTION*       X-ray sensor arrays      Security systems, medical CT scanners


CONSUMER PRODUCTS. A summary of our sensor-based consumer products as of March 31, 2005 is presented in the following tables. Our scales are sold on an OEM basis to manufacturers who sell them at retail under their own brand names. Our tire pressure gauges are sold direct to retailers under our own brand names as well as to OEMs under their own brand names.

PRODUCT      TECHNOLOGY           TYPES OF PRODUCTS     RETAIL PRICE RANGE
-------  ---------------------  ---------------------  --------------------
SCALES   Piezoresistive,        Bathroom Scales        $        5.00-60.00
         Application Specific
         Integrated Circuits
         (ASICs)
                                Kitchen (Food) Scales  $        3.00-25.00
                                Sportsmen (Hunting &   $    15.00 - $30.00
                                Fishing) Scales

   PRODUCT        TECHNOLOGY           BRAND NAME   TYPES OF PRODUCTS  RETAIL PRICE
-------------  ---------------------  -----------  ------------------  ---------------
                                                                       RANGE
                                                                       ---------------
TIRE PRESSURE  Piezoresistive Strain  Accutire(R)  Digital and         $   1.99-$60.00
GAUGES         Gauge                               Mechanical Tire
                                                   Pressure Gauges

DISTANCE       Ultrasonic             Accutape(R)  Interior Distance   $   13.00-22.00
MEASUREMENT                                        Estimator
PRODUCTS
                                      ParkZone(R)  Garage Parking      $15.00 - $30.00
                                                   Distance Estimator


CUSTOMERS


We sell our sensor products throughout the world. Our Sensor business designs, manufactures and markets sensors for original equipment manufacturer applications and for end users who use them for instrumentation and test applications. Our extensive customer base consists of manufacturers of electronic, automotive, medical, military, industrial and consumer products. One of our Sensor business customers, a large OEM automotive supplier, accounted for approximately 10% of our net sales during fiscal 2005, and during 2004 and 2003, no one customer represented more than 10% of our net sales.

Our Consumer Products business customers are primarily retailers, resellers, or manufacturers of consumer products in the United States and Europe. With the sale of our Thinner(R) brand to Conair on January 30, 2004, our volume to Conair increased to approximately 10% of net sales during fiscal 2005. No other Consumer Products customer accounted for more than 10% of our net sales during the last three fiscal years.

SALES AND DISTRIBUTION


We sell our sensor products through a combination of experienced regional sales managers (typically degreed engineers), distributors and generally exclusive sales relationships with outside sales representatives throughout the world. Our engineering teams work directly with our global customers to tailor our sensors to meet their specific application requirements.

As a result of the sale of our Thinner(R) brand to Conair in FY 2004, our sensor-based consumer bath and kitchen scale products are now sold and marketed under the brand names of our original equipment manufacturer customers. Our tire pressure gauges and distance measurement products are sold and marketed under our own brand names, as well as those of our OEM and private label customers.

We sell our products primarily in North America and Western Europe. The international component of our sales has grown with recent acquisitions. In addition, the growing Asian market represents a significant opportunity for our business. Sales into foreign countries accounted for 33% of net sales for the fiscal year ended March 31, 2005, 31.3% of net sales for the fiscal year ended March 31, 2004, and 24% of net sales for the fiscal year ended March 31, 2003.

SUPPLIERS


 We rely on contract manufacturers for a significant portion of our consumer-finished products and for our photo optic sensors sold in the medical marketplace. The majority of our sensor-based consumer products are assembled by a single contract manufacturer located in China. We utilize alternative manufacturers located in China to assemble additional sensor-based consumer products. We also source our assembly of photo optic products from a single contract manufacturer, with whom we have a contractual relationship. We procure components and finished products as needed, through purchase orders. We believe that the components we utilize could be obtained from alternative sources, or that our products could be redesigned to use alternative suppliers' components, if necessary.

RESEARCH AND DEVELOPMENT


 Our research and development efforts are focused on expanding our core technologies, improving our existing products, developing new products, and designing custom sensors for specific customer applications. To maintain and improve our competitive position, our research, design, and engineering teams work directly with customers to design custom sensors for specific applications. Our gross research and development expenses, including customer funded projects, were $ 3,468, or 2.5% of net sales, for the fiscal year ended March 31, 2005; $3,468, or 3.1% of net sales, for the fiscal year ended March 31, 2004; and $3,594, or 3.3% of net sales, for the fiscal year ended March 31, 2003. Research and development expenses for our Sensor business were $2,130, or 2.3% of net sales of our Sensor business, for the fiscal year ended March 31, 2005; $2,085, or 3.5% of net sales of our Sensor business, for the fiscal year ended March 31, 2004; and $2,191, or 4.2% of net sales of our Sensor business, for the fiscal year ended March 31, 2003. Included in gross research and development was $268 , $4 and $367 of customer funded development for the fiscal years ended March 31, 2005, 2004, and 2003, respectively.

Research and development expenses in the Consumer Products business were $1,338, or 2.7% of net sales for the fiscal year ended March 31, 2005; $1,383, or 2.6% of net sales for the fiscal year ended March 31, 2004; $1,403, or 2.5% of net sales for the fiscal year ended March 31, 2003.

COMPETITION

The global market for sensors includes many diverse products and technologies, is highly fragmented and subject to moderate pricing pressures. Our piezoresistive, MEMS and Microfused(TM) pressure sensing technologies compete directly within the largest and fastest growing segments in the global market for industrial pressure sensors. Most of our Sensor business competitors are small companies or divisions of large corporations such as Danaher, Motorola, Siemens, General Electric and Honeywell. The principal elements of competition in the sensor market are production capability, price, quality, service, and the ability to design unique applications to meet specific customer needs.

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


INTELLECTUAL PROPERTY

We rely in part on patents to protect our intellectual property. We own 79 United States utility patents, 32 United States design patents, and 45 foreign patents to protect our rights in certain applications of our core technology. We have 37 United States patent applications pending, including provisionals. These patent applications may never result in issued patents. Even if these applications result in patents being issued, taken together with our existing patents, they may not be sufficiently broad to protect our proprietary rights, or they may prove unenforceable. We have not obtained patents for all of our innovations, nor do we plan to do so.

We also rely on a combination of copyrights, trademarks, service marks, trade secret laws, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. In addition, we seek to protect our proprietary information by using confidentiality agreements with certain employees, sales representatives, consultants, advisors, customers and others. We cannot be certain that these agreements will adequately protect our proprietary rights in the event of any unauthorized use or disclosure, that our employees, sales representatives, consultants, advisors, customers or others will maintain the confidentiality of such proprietary information, or that our competitors will not otherwise learn about or independently develop such proprietary information.

Despite our efforts to protect our intellectual property, unauthorized third parties may copy aspects of our products, violate our patents or use our proprietary information. In addition, the laws of some foreign countries do not protect our intellectual property to the same extent as the laws of the United States. The loss of any material trademark, trade name, trade secret, patent right, or copyright could harm our business, results of operations and financial condition.

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


FOREIGN OPERATIONS

We manufacture the majority of our sensor products, and most of our sensor subassemblies used in our consumer products, in leased premises located in Shenzhen, China. Sensors are also manufactured at our U.S. facilities in Hampton, VA, San Jose, CA, and Torrance, CA, as well as our European facilities in Toulouse, France, Les Clayes-sous-Bois, France and Pfaffenhofen, Germany. Additionally, certain key management, sales and engineering activities are conducted at leased premises in Wayne, PA, Aliso Viejo, CA and in Hong Kong. Our pulse oximetry sensors are sourced from a single supplier, Opto Circuits India Limited, ("Opto"), in Karnatake, India. As discussed in Note 10 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, Opto is partially owned by Messrs. Thomas Dietiker and Jay Patel, employees of the Company. Substantially all of our consumer products are assembled in China, primarily by a single supplier, River Display, Ltd. ("RDL"), although we also utilize alternative assemblers in China. There are no agreements which would require us to make minimum payments to Opto or RDL, nor is Opto or RDL obligated to maintain capacity available for our benefit, though we account for a significant portion of both Opto and RDL's revenues. Additionally, most of our products contain key components that are obtained from a limited number of sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond our control, including political and other uncertainties regarding Hong Kong and China.

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

Most of our revenues are priced in United States dollars. Most of our costs and expenses are priced in United States dollars, with the remaining priced in Chinese renminbi, Euros and Hong Kong dollars. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the United States dollar compared with that of our foreign customers' currencies. United States sales were $68,555, $77,537 and $81,795, or 48.6%, 68.7% and 76.0% of net sales, for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. Sales from our foreign facilities were $72,386, $35,276, and $25,882 or 51.4%, 31.3% and 24.0% of net sales, for the fiscal years ended March 31, 2005, 2004, and 2003, respectively. We are exposed to foreign currency transaction and translation losses, which might result from adverse fluctuations in the value of the Euro, Hong Kong dollar and Chinese renminbi.

At March 31, 2005, we had net assets of $48,009 in the United States. At March 31, 2005, we had net assets of $49 in Europe, subject to fluctuations in the value of the Euro against the dollar. At March 31, 2005, we had net assets of $9,503 in Hong Kong subject to fluctuations in the value of the Hong Kong dollar and net assets of $10,455 in China subject to fluctuations in the value of the Chinese renminbi. We had net assets of $23,893 and $7,088 in the United States, at March 31, 2004 and 2003, respectively. At March 31, 2004 and March 31, 2003, we had no net assets in Europe. At March 31, 2004, we had net assets of $4,836 in Hong Kong subject to fluctuations in the value of the Hong Kong dollar and net assets in China of $7,330 subject to fluctuations in the value of the Chinese renminbi. At March 31, 2003, we had net liabilities of $2,045 in Hong Kong subject to fluctuations in the value of the Hong Kong dollar and net assets of $13,743 in China subject to fluctuations in the value of the Chinese renminbi.


Fluctuations in the value of the Hong Kong dollar have not been significant since October 17, 1983, when the Hong Kong government tied the value of the Hong Kong dollar to that of the United States dollar. However, there can be no assurance that the value of the Hong Kong dollar will continue to be tied to that of the United States dollar. China adopted a floating currency system on January 1, 1994, unifying the market and official rates of foreign exchange. China approved current account convertibility of the Chinese renminbi on July 1, 1996, followed by formal acceptance of the International Monetary Fund's Articles of Agreement on December 1, 1996. These regulations eliminated the requirement for prior government approval to buy foreign exchange for ordinary trade transactions, though approval is still required to repatriate equity or debt, including interest thereon. The Chinese government is currently reevaluating its foreign currency policy, and there have been indications, as reported widely in the news media, that the Chinese government may in fact allow the Chinese renminbi to revalue in the foreseeable future. Based on the net exposure of renminbi to US dollars for the fiscal year ended March 31, 2005, we estimate a negative operating income impact of $135 for every 1% appreciation in renminbi against US dollar (assuming no associated cost increases or currency hedging).

Based on the net exposures of Euros to the US dollars for the fiscal year ended March 31, 2005, we estimate a positive operating income impact of $95 for every 1% appreciation in Euros relative to the US dollar (assuming no associated cost increases or currency hedging).

There can be no assurance that these currencies will remain stable or will fluctuate to our benefit. To manage our exposure to potential foreign currency, transaction and translation risks, we may purchase currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices. We acquired a number of foreign exchange currency contracts with the purchase of Humirel, as disclosed in Note 5 to the Consolidated Financial Statements in this Annual Report on Form 10-K.


EMPLOYEES


As of March 31, 2005, we had 1,903 employees, including 213 in the United States, 150 in the European Union, and 1,540 in Asia. As of March 31, 2005, 1,485 employees were engaged in manufacturing, 145 were engaged in administration, 80 were engaged in sales and marketing and 193 were engaged in engineering.

Our employees in the U.S. and Asia are not covered by collective bargaining agreements. The majority of our employees in the European Union are covered by collective bargaining agreements. We believe our employee relations are satisfactory.

ENVIRONMENTAL MATTERS

We are subject to comprehensive and changing foreign, federal, state, and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. We believe that we are in compliance with current environmental requirements. Nevertheless, we use hazardous substances in our operations, and as is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties, we may be held liable, and may be required to pay the cost of remedying the condition. The amount of any resulting liability could be material.

BACKLOG


At March 31, 2005, the dollar amount of backlog orders believed to be firm was approximately $46,069. Acquisitions account for $9,921 of this backlog. We include in backlog orders that have been accepted from customers that have not been filled or shipped and are supported with a purchase order. It is expected that the majority of these orders will be shipped during the next 12 months. At March 31, 2004, our backlog of unfilled orders was approximately $27,200. All orders are subject to modification or cancellation by the customer with limited changes. We believe that backlog may not be indicative of actual sales for the current fiscal year or any succeeding period.

SEASONALITY

Our Consumer Products sales are seasonal, with highest sales during the second and third fiscal quarters. There is no significant seasonality to our Sensor sales.

AVAILABLE INFORMATION

We maintain an Internet website at the following address: www.msiusa.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

     -    Legal proceedings described below under "Item 3 - Legal Proceedings";
          and
     -    The risk factors listed from time to time in our SEC reports.

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

Our success depends upon our ability to develop and introduce new sensor products, sensor-based consumer products and product line extensions. If we are unable to develop or acquire new products in a timely manner, our net sales will suffer. The development of new products involves highly complex processes, and at times we have experienced delays in the introduction of new products. Since many of our sensor products are designed for specific applications, we must frequently develop new products jointly with our customers. We are dependent on the ability of our customers to successfully develop, manufacture and market products that include our sensors. Successful product development and introduction of new products depends on a number of factors, including the following:
     -    accurate product specification;
     -    timely completion of design;
     -    achievement of manufacturing yields;
     -    timely, quality and cost-effective production; and
     -    effective marketing.

RAPID GROWTH IN THE SENSOR DIVISION BRINGS RISKS AND CHALLENGES ASSOCIATED WITH GROWTH.

The rapid growth of the Sensor Division through a combination of organic and acquisitive means creates a unique set of challenges which include:
     - managing inventory from acquired companies as well as inventory required for new programs;
     - prioritizing the right engineering programs so new opportunities are harvested without losing business in smaller, more stable lines of business;
     - managing a growing end user business alongside a robust and larger OEM business;
     - building infrastructure and the management team to support growth of the business in new geographies, especially Europe;
     - maintaining a pipeline of increasingly larger opportunities to achieve comparable year over year growth rates;
     - maintaining a rapidly changing balance sheet to optimize debt to equity and working capital ratios.


WE HAVE SUBSTANTIAL NET SALES AND OPERATIONS OUTSIDE OF THE UNITED STATES, INCLUDING SIGNIFICANT OPERATIONS IN CHINA AND EUROPE THAT EXPOSE US TO INTERNATIONAL RISKS.


Our international sales accounted for approximately 51.4% of our net sales in the fiscal year ended March 31, 2005 and 31.3 % of our net sales in the fiscal year ended March 31, 2004. At March 31, 2005, our foreign subsidiaries' total assets aggregated $53,265, of which, $15,395 was in Hong Kong, $7,149 was in China and $30,721 was in Europe. We are subject to the risks of foreign currency transaction and translation losses, which might result from fluctuations in the values of the Hong Kong dollar and Chinese renminbi. At March 31, 2005, we had net assets of $9,503 subject to possible fluctuations in the value of the Hong Kong dollar, net assets of $10,455 subject to fluctuations in the value of the Chinese renminbi and net assets of $49 subject to fluctuations in the Euro. Our foreign subsidiaries' operations reflect intercompany transfers of costs and expenses, including interest on intercompany trade receivables, at amounts established by us.

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

     - a recurrence of the outbreak of SARS and the associated risks to our operations in China and Hong Kong; and

     - tax policy change in China, which could affect the profitability of our operations in China. On January 1, 2004, China adopted a new Value Added Tax (VAT) export refund rate, dropped from 17% to 13%, with the intention of reducing their trade surplus and increasing pressure on local currency.


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

Historically, a relatively small number of customers have accounted for a significant portion of our net sales. For the fiscal year ended March 31, 2005, the five largest customers of our Consumer Products business represented approximately 55% of net sales for that business. Because we have no long-term volume purchase commitments from any of our significant customers, we cannot be certain that our current order volume can be sustained or increased. The loss of or decrease in orders from any major customer could significantly reduce our net sales and profitability.

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

AS PART OF OUR BUSINESS STRATEGY, WE HAVE ENTERED INTO AND MAY ENTER INTO OR SEEK TO ENTER INTO BUSINESS COMBINATIONS AND ACQUISITIONS THAT MAY BE DIFFICULT AND COSTLY TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE OR DIVERT MANAGEMENT'S ATTENTION.

We made several acquisitions during fiscal year 2005. As a part of our business strategy, we may enter into additional business combinations and acquisitions. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business and distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our growth strategy, and we may incur substantial expenses and devote significant management time and resources in seeking to complete proposed acquisitions that will not generate benefits for us.

In addition, with future acquisitions, we could use substantial portions of our available cash as all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause significant stockholder dilution. Our prior acquisitions and any future acquisitions may not ultimately help us achieve our strategic goals and may pose other risks to us.

As a result of our previous acquisitions, we have added several different decentralized operating and accounting systems, resulting in a complex reporting environment. We expect that we will need to continue to modify our accounting policies, internal controls, procedures and compliance programs to provide consistency across all our operations, in order to increase efficiency and operating effectiveness and improve corporate visibility into our decentralized operations.


ITEM 2. PROPERTIES

As of March 31, 2005, we leased all but one of our properties under operating leases as follows:

     LOCATION               PRIMARY USE         BUSINESS  SQ. FT.  LEASE EXPIRATION
------------------  --------------------------  --------  -------  ----------------
Fairfield, NJ USA*  Light manufacturing,        Sensor     20,853      Oct-05
                    research and development,
                    sales and marketing

Wayne, PA USA       Research and development,   Sensor      2,900      Dec-06
                    Sales and marketing

San Jose, CA USA    Manufacturing, research     Sensor      4,700      Aug-05
                    and development, sales and
                    marketing

Aliso Viejo, CA     Research and development,   Sensor      2,283      Dec-07
   USA              and Product Support

Shenzhen, China     Sensors principal Asian     Sensor    125,860      Sep-07
                    Manufacturing facility

Shenzhen, China     Research and development
                    product support facility    Consumer   12,214      Feb-07

Hampton, VA USA     Sensors principal domestic
                    manufacturing and           Sensor     80,725      Jul-11
                    distribution facility, and
                    Corporate headquarters

Hampton, VA USA**   Distribution and warehouse  Consumer   39,275      Jul-11

Torrance, CA        Manufacturing, research
                    and development, sales and  Sensor      7,100      May-06
                    marketing

Plainfield, IL ***  Light Manufacturing,
                    Research and development,   Sensor      3,000      May-06
                    Sales and marketing

Pfaffenhofen,        Sales and Marketing        Sensor      1,300      Dec-05
   Germany

Toulouse, France    Manufacturing, research
                    and development, sales and  Sensor     20,000      July-07
                    marketing



Hong Kong, China    Trading office              Consumer    2,000      Mar-06

Kings Langley,
   England****      Sales and marketing         Consumer    1,070   Month to Month


Owned Property:
---------------
 Les Clayes-sous-   Manufacturing, sales and
   Bois, France     marketing                   Sensor     12,378


*The company acquired the lease of the Fairfield, NJ facility as part of the Entran acquisition. There will be no activity at this facility after June, 2005. The company is in discussions with the facility landlord to exit the lease prior to the October, 2005 lease termination date.

**Our Consumer distribution and warehouse space in Hampton, Virginia is presently vacant due to the Conair transaction, as we no longer sell the Thinner brand of bath and kitchen scales to retailers. We are presently attempting to sublease the unused space. Our accounting for the Hampton lease is in accordance with the requirements for FASB 146, "Accounting for Costs Associated with Exit or Disposal Activities" whereby we did not record a liability for the lease as part of the consummation of the transaction with Conair because the Company still derives economic benefit from the lease.

***The Company elected to exit the lease in Plainfield, IL effective May 31, 2005.

****The Company elected to exit the lease in Kings Langley, England effective May 31, 2005.

Our sensor manufacturing facilities located in China and Virginia are ISO 9001 certified. We believe that these premises are suitable and adequate for our present operations.

ITEM 3. LEGAL PROCEEDINGS

PENDING MATTERS

     Robert L. DeWelt v. Measurement Specialties, Inc. et al., Civil Action No. 02-CV-3431. On July 17, 2002, Robert DeWelt, the former acting Chief Financial Officer and former acting general manager of our Schaevitz Division, filed a lawsuit against us and certain of our officers and directors in the United States District Court of the District of New Jersey. Mr. DeWelt resigned on March 26, 2002 in disagreement with management's decision not to restate certain of our financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. We filed a Motion to Dismiss this case, which was denied on June 30, 2003. We have answered the complaint and are engaged in the discovery process. This litigation is ongoing and we cannot predict its outcome at this time.

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

     SEB Patent Issue. On December 12, 2003, Babyliss, SA, a wholly owned subsidiary of Conair Corporation, received notice from the SEB Group ("SEB") alleging that certain bathroom scales manufactured by us and sold by Babyliss in France violated certain patents owned by SEB. On May 19, 2004, SEB issued a Writ of Summons to Babyliss and us, alleging patent infringement and requesting the Tribunal de Grande Instance de Paris to grant them unspecified monetary damages and injunctive relief. Pursuant to the indemnification provisions of the Conair transaction, we have assumed defense of this matter. After thorough review, we believe SEB's allegations of patent infringement are without merit and we intend to defend our position vigorously. On November 9, 2004, we requested of the Tribunal de Grande Instance de Paris a declaration of non-infringement of the SEB patent with regard to certain weighing sensor design known as an "M" design included in certain of our bathroom scales other than those to which SEB has alleged infringement. On March 14, 2005, we filed pleadings with the Tribunal seeking nullity of the SEB patent and a ruling of non-infringement of the SEB patent with respect to the "M" design. At this time, we cannot predict the outcome of this matter.

     From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.


Settled Litigation

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

Measurement Specialties, Inc. Securities Litigation. On March 20, 2002, a class action lawsuit was filed on behalf of purchasers of our common stock in the United States District Court for the District of New Jersey against the company and certain of our present and former officers and directors. The complaint was subsequently amended to include the underwriters of our August 2001 public offering as well as our former auditors. The lawsuit alleged violations of the federal securities laws. The lawsuit sought an unspecified award of money damages. After March 20, 2002, nine additional similar class actions were filed in the same court. The ten lawsuits were consolidated into one case under caption In re: Measurement Specialties, Inc. Securities Litigation, 02 Civ. No. 1071 (D.N.J.). Plantiffs filed a Consolidated Amended Complaint on September 12, 2002. The underwriters made a claim for indemnification under the underwriting agreement.

On April 1, 2004, we reached an agreement in principle to settle this class action lawsuit. On July 20, 2004, the court approved the settlement agreement.

Pursuant to the agreement, the case has been settled as to all defendants in exchange for payments of $7,500 from the company and $590 from Arthur Anderson, our former auditors. Both our primary and excess D&O insurance carriers initially denied coverage for this matter. After discussion, our primary D&O insurance carrier agreed to contribute $5,000 and our excess insurance carrier agreed to contribute $1,400 to the settlement of this case. As part of the arrangement with our primary carrier, we agreed to renew our D&O coverage for the period from April 7, 2003 through April 7, 2004. The $3,200 renewal premium represented a combination of the market premium for an aggregate of $6,000 in coverage for this period plus a portion of our contribution toward the settlement.

SEC Investigation. In February 2002, we contacted the staff of the SEC after discovering that our former chief financial officer had made the misrepresentation to senior management, our board of directors and our auditors that a waiver of a covenant default under our credit agreement had been obtained when, in fact, our lenders had refused to grant such a waiver. Since February 2002, the company and a special committee formed by our board of directors have been cooperating with the staff of the SEC. In June, 2002, the staff of the Division of Enforcement of the SEC informed the company that it was conducting a formal investigation relating to matters reported in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

On June 28, 2004, the Company reached a definitive settlement agreement with the SEC which resolved the SEC's investigation of the Company. On June 30, 2004, the court approved the settlement agreement. Pursuant to the definitive settlement agreement, the Company paid one dollar in disgorgement and $1,000 in civil penalties.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of fiscal year 2005.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

   (A) Market Price

   Our common stock, no par value, is traded on the American Stock Exchange
(AMEX) under the symbol MSS. The following table presents high and low sales prices of our common stock as reported on the AMEX for the periods indicated:

                                   HIGH    LOW
                                  ------  ------
YEAR ENDING MARCH 31, 2005
Quarter ended June 30, 2004       $22.82  $18.65
Quarter ended September 30, 2004   25.85   19.74
Quarter ended December 31, 2004    26.98   23.75
Quarter ended March 31, 2005       28.06   23.00

YEAR ENDING MARCH 31, 2004
Quarter ended June 30, 2003       $ 5.65  $ 2.96
Quarter ended September 30, 2003   13.50    5.15
Quarter ended December 31, 2003    22.10   11.85
Quarter ended March 31, 2004       23.55   18.36

   (B) Approximate Number of Holders of Common Stock

   At May 27, 2005, there were approximately 112 shareholders of record of our common stock.

   (C) Dividends

   We have not declared cash dividends on our common equity. Additionally, the payment of dividends is prohibited under our credit agreement. We intend to retain earnings to support our growth strategy and we do not anticipate paying cash dividends in the foreseeable future.

   At present, there are no material restrictions on the ability of our Hong Kong subsidiary to transfer funds to us in the form of cash dividends, loans, advances, or purchases of materials, products or services. Chinese laws and regulations, including currency exchange controls, restrict distribution and repatriation of dividends by our China subsidiary.

  (D) Securities Authorized for Issuance Under Equity Compensation Plans

   See Item 12 for information about our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

(AMOUNTS IN THOUSANDS OF US DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                     YEARS ENDED MARCH 31,
                                                       2005       2004       2003       2002       2001

Results of operations:
   Net sales                                         $140,941   $112,813   $107,676   $ 97,273   $ 97,033
   Income (loss) from continuing operations          $ 14,826   $ 21,374   $ (6,323)  $(24,234)  $  2,462
   Net income (loss)                                 $ 14,826   $ 21,586   $ (9,097)  $(29,047)  $  1,197
Net cash provided by (used in):
   Operating activities                              $ 11,377   $ 10,405   $  3,047   $ (6,077)  $ (4,123)
   Investing activities                              $(48,322)  $  9,687   $ 21,113   $(12,070)  $(19,287)
   Financing activities                              $ 22,100   $ (3,508)  $(24,178)  $ 27,344   $ 27,539
   Income (loss) from continuing operations
   per common share:
       Basic                                         $   1.11   $   1.73   $  (0.53)  $  (2.30)  $   0.30
       Diluted                                       $   1.05   $   1.53   $  (0.53)  $  (2.30)  $   0.27
Loss per common share from discontinued operations
       Basic                                         $      -   $   0.02   $  (0.23)  $  (0.43)  $  (0.15)
       Diluted                                       $      -   $   0.01   $  (0.23)  $  (0.43)  $  (0.14)
Net Income (loss) per common share:
       Basic                                         $   1.11   $   1.75   $  (0.76)  $  (2.76)  $   0.15
       Diluted                                       $   1.05   $   1.54   $  (0.76)  $  (2.76)  $   0.13
Cash dividends declared per common share             None       None       None       None       None
As of March 31,


Total assets                                         $126,004   $ 77,000   $ 46,168   $ 89,612   $ 67,685
Long-term debt, net of current maturities            $ 20,028   $      -   $  2,000   $      -   $      -


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

OVERVIEW

We are a designer and manufacturer of sensors and sensor-based consumer products. We produce a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics including pressure, position, force, vibration, humidity and photo optics. We have two segments, the Sensor and Consumer Products.

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

Our Consumer Products segment designs and manufactures sensor-based consumer products that we sell to original equipment manufacturers, retailers and distributors in both the United States and Europe. Consumer products include bathroom and kitchen scales, tire pressure gauges and distance estimators.

The following table sets forth, for the periods indicated, certain items in our consolidated statements of income as a percentage of net sales:

                                                         FISCAL YEAR ENDED MARCH 31,
                                                     -----------------------------------
                                                        2005        2004       2003
                                                     -----------  --------  ------------
Net Sales
   Sensors                                                 65.5%     53.4%       48.6%
   Consumer products                                       34.5      46.6        51.4
                                                     -----------  --------  ------------
     Total net sales                                      100.0     100.0       100.0

Cost of Sales                                              57.9      55.4        64.7
                                                     -----------  --------  ------------
   Gross profit                                            42.1      44.6        35.3

Operating expenses (income)
   Selling, general, and administrative                    25.4      27.0        31.8
   Non-cash compensation                                      -       5.7           -
   Litigation expense                                         -       1.3         3.3
   Research and development                                 2.5       3.1         3.3
   Customer funded development                             (0.2)        -        (0.3)


   Amortization of acquired intangibles                     0.5         -           -
   Restructuring costs                                        -       0.4         1.1
   Interest expense, net                                    0.5       0.3         1.9
   Other expenses (income)                                 (0.1)     (1.3)       (0.4)
                                                     -----------  --------  ------------
                                                           28.6      36.5        40.7
Income/(loss) from continuing operations before
 income taxes                                              13.5       8.1        (5.4)
Income tax benefit (expense)                               (3.0)     10.8        (0.4)
Loss from operations of discontinued units                    -       0.2        (3.6)
Gain on disposition of discontinued units                     -         -         1.0
                                                     -----------  --------  ------------
NET INCOME (LOSS)                                          10.5 %    19.1 %       (8.4) %
                                                     ===========  ========  ============




EXECUTIVE SUMMARY

Measurement Specialties has seen a significant amount of change over the last several years. In May 2002, we embarked upon an aggressive restructuring effort to improve the operating performance of the Company. A key component of this restructuring was the elimination of underutilized facilities to consolidate our operations in Shenzhen, China and Hampton, Virginia. Having completed this restructuring, Measurement Specialties is now a global sensor solutions company with a broad range of technologies and capabilities. In fiscal year 2005, the Company embarked on an ambitious growth strategy for the sensor division, to be achieved through acquisition and organic growth. The result was six acquisitions during FY 05: Elekon Industries, Inc., Entran Devices, Inc. and Entran SA, Encoder Devices, LLC, Humirel SA, MWS Sensorik GMBH, and Polaron Components Ltd. (the "Acquisitions") (See Notes 2 and 5 to the Consolidated Financial Statements included in this Annual Report on Form 10-K). Our focus remains engineered solutions where we can use our engineering and manufacturing talent and depth of knowledge and experience in sensors to provide a complete solution to our customers. We also have a substantial end user business for high quality "off the shelf" sensors and transducers used for test, instrumentation and process control. A key to our manufacturing strategy is leveraging the significant infrastructure we now have in Shenzhen, China. This infrastructure has enabled us to reduce costs and improve financial performance while continuing to provide our customers with low cost, highly reliable products.

OUR STRATEGY

DEVELOPMENT STRATEGY. We focus our development efforts in both our Sensor business and Consumer Products business on the original equipment manufacturers
(OEM) market. In the Consumer Products business, having both a branded and OEM consumer scale business created some channel conflicts historically. As part of this focus, we sold certain assets associated with our Thinner(R) branded bathroom and kitchen scale business to Conair Corporation on January 30, 2004. We previously sold our Thinner(R) branded scales directly to retailers, predominantly in the U.S. and Canada. On a going-forward basis, we expect to supply these scales directly to Conair and intend to continue our efforts in the design, development and manufacture of innovative scale products for sale to our worldwide base of OEM customers. Although our development focus is on the OEM market, we intend to continue to develop and manufacture our tire pressure gauges, which are sold directly to retail customers under the Accutire(R) brand. As OEM margins have historically been lower than margins on sales to retail customers, we expect our Consumer Products segment margins will decline as a result of this transaction.

GROWTH STRATEGY. We are focused on aggressively growing our Sensor segment. We expect that this growth will come through a combination of organic growth and the acquisition of sensor businesses. To that end, since March 31, 2004, the Company has made six Acquisitions referenced above. To finance the Acquisitions, we entered into an expanded $35 million credit facility (See Note 7 to the Consolidated Financial Statements included in this Annual Report on Form 10-K). To finance additional acquisitions, we would consider additional borrowings, the sale of equity securities, or the sale of existing Company assets, including assets in our Consumer Products segment. The results of operations of these acquisitions are included in our consolidated statement of operations as of and since their respective dates of purchase.

ESTABLISHMENT OF OFFSHORE HOLDING COMPANIES. In the quarter ended June 30, 2004, the Company reorganized its Asian operations under an offshore holding company, Kenabell Holding Limited, a British Virgin Island Company ("Kenabell Holding BVI"). As part of the reorganization, a new entity was formed under Kenabell Holding BVI in the Cayman Islands, Measurement Limited ("ML Cayman"). A significant portion of the Consumer business in Asia was transferred into ML Cayman during the quarter ended June 30, 2004. These holding companies were formed as part of a foreign tax planning restructuring, and to facilitate any potential future sale of assets of our Consumer Products business.

MSI Sensors (Asia) Limited (formerly named Measurement Limited, organized in Hong Kong) owns all of the shares of MSI Sensors (China) Ltd. (formerly named Jingliang Electronics (Shenzhen) Co. Ltd, organized in the Peoples Republic of China). Kenabell Holding BVI owns all of the shares of MSI Sensors (Asia) Limited and ML Cayman. All the companies are included in the consolidated financial statements of the group.

In the quarter ended March 31,2005, as part of a foreign tax planning restructuring, the Company completed the reorganization of its European subsidiaries, which includes Entran SA and Humirel SA . This reorganization involved transferring ownership of these subsidiaries to a Cyprus holding company under Kenabell Holding BVI, named Acalon Holding Limited. In conjunction with this reorganization, the ownership of Kenabell Holding BVI was also transferred to Measurement Specialties Foreign Holdings Corporation, a Delaware corporation.

TRENDS.

Sensor Business: The sensors market is highly fragmented with hundreds of niche players. While the worldwide sensors market that we serve is expected to have a 5% Compound Annual Growth Rate (CAGR), we expect to gain share and grow our Sensor business in excess of the market. As a result of this growth strategy, we anticipate pursuing high volume sensor business that will carry lower gross margins than our traditional averages, which may influence our overall sensor gross margins. Accordingly, we anticipate average gross margins in the sensor division to decline to 47% from 50% for the fiscal year ending March 31, 2006.


Consumer Products Business: As a result of the Conair transaction, we now supply bath and kitchen scales solely to OEM manufacturers for sale under their labels. As OEM margins historically have been lower than retail margins, including the effect of the amortized gain related to the Conair transaction (See Note 6 to the Consolidated Financial Statements included in this Annual Report on Form 10-K), we anticipate gross margins in the Consumer Products business to be in the 22% - 24% range for the fiscal year ending March 31, 2006.

Please refer to Item 1 Business in this report for additional details regarding the basis of the trends described above.

CHANGES IN OUR BUSINESS

DISCONTINUED OPERATIONS:

In September 2002, we sold all of the outstanding stock of Terraillon Holdings Limited (referred to herein as "Terraillon"), a European manufacturer of branded consumer bathroom and kitchen scales, to Fukuda (Luxembourg) S.a.r.l., an investment holding company incorporated in Luxembourg.

We placed our United Kingdom subsidiary, Measurement Specialties UK Limited (referred to herein as "Schaevitz(R) UK"), into receivership on June 5, 2002 pursuant to the terms of a Mortgage Debenture dated February 28, 2001. Certain assets of Schaevitz(R) UK related to the foil strain gauge sensor business were reacquired during FY05 in the acquisition of Polaron Components, LTD.

Our consolidated financial statements for the fiscal years ended March 31, 2005, 2004, and 2003 include the results of our ongoing operations. As a result of placing Schaevitz UK into receivership and selling Terraillon, these entities have been classified as discontinued operations in the consolidated financial results for all periods presented. Accordingly, all comparisons in Management's Discussion and Analysis for each of the fiscal years ended March 31, 2005, 2004 and 2003 exclude the results of these discontinued operations except for "Loss from discontinued units", "Cumulative effect of accounting change, net of tax", and "Net income (loss)."

SALE OF ASSETS:

On January 30, 2004, Conair Corporation purchased certain assets of our Thinner(R) branded bathroom and kitchen scale business, and now owns worldwide rights to the Thinner(R) brand name and exclusive rights to the Thinner(R) designs in North America. Assets sold to Conair included, among other things, all inventories of finished scales, open customer purchase orders, and patents. We previously sold our Thinner(R) branded scales directly to retailers, predominately in the U.S. and Canada. On a going-forward basis, we expect to supply these scales directly to Conair and intend to continue our efforts in the design, development and manufacture of innovative scale products for sale to our worldwide base of OEM customers.

In July 2002, we sold the assets, principally property and equipment, related to our silicon wafer fab manufacturing operation in Milpitas, CA to Silicon Microstructures, Inc. ("SMI"), a wholly-owned subsidiary of Elmos Semiconductor AG. The wafer fab operation was formerly part of our IC Sensors division.

Our San Jose research and design center (the former IC Sensors division) continues to design and sell all, and manufacture most, of the product lines it produced prior to the sale, including custom wafers and die, pressure sensors, accelerometers and custom MEMS components, and continues to outsource to SMI the manufacturing of silicon chips used in these products. This sale is reflected in the results of operations of the Sensors segment.

RECENT ACQUISITIONS:

As a result of the recent acquisition discussed in Part I, Item I, "Recent Acquisitions" of this Annual Report on Form 10-K, the financial statements are not comparable.


RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123R (Revised 2004), Share-Based Payment. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, rather than disclosed in the footnotes to the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of Statement 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. FASB Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Under the effective date provisions included in Statement 123R, registrants would have been required to implement the Statement's requirements as of the beginning of the first interim or annual period beginning after June 15, 2005, or after December 15, 2005 for small business issuers. The new rule allows registrants to implement Statement 123R at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005, or December 15, 2005 for small business issuers. The Company will be required to apply FASB 123R beginning with the quarter ending June 30, 2006.
The Company is currently quantifying the impact of FASB 123R, however, the Company does believe the adoption of FASB Statement 123R will have a material effect on its financial position and results of operations consistent with the pro-forma disclosures.

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

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company does not believe the adoption of FASB Statement 151 will have a material effect on its financial position or results of operations.

In December 2004, the FASB issued FASB Staff Position No. 109-1 ("FSP 109-1"),"Application of SFAS No. 109, "Accounting for Income Taxes", to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP 109-1, which is effective immediately, states that the tax deduction of qualified domestic production activities, which is provided by the American Jobs Creation Act of 2004 (the "Jobs Act"), will be treated as a special deduction as described in SFAS No. 109. Consequently, the impact of the deduction, which is effective January 1, 2005, will be reported in the period in which the deduction is claimed on the Company's income tax returns. The Company does not expect FSP 109-1 to have a material effect on its financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-2 ("FSP 109-2"),"Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004". FSP 109-2 provides accounting and disclosure guidance related to the Jobs Act provision, which addresses the limited time 85% dividends received deduction on the repatriation of certain foreign earnings. Although adoption is effective immediately, FSP 109-2 states that a company is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. The Company is evaluating the impact of the repatriation provisions of the Jobs Act and will complete its review by December 31, 2005. However, it is not expected that these provisions will have a material impact on the Company's financial statements. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or net deferred tax assets to reflect the repatriation provisions of the Jobs Act.




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

REVENUE RECOGNITION:

Revenue is recognized when earned, which occurs when the following four conditions are met: 1. persuasive evidence of an arrangement exists; 2. delivery has occurred or services have been rendered; 3. the price to the buyer is fixed or determinable; and 4. collectability is reasonably assured. Certain consumer products may be sold with a provision allowing the customer to return a portion of products. We provide for allowances for returns based upon historical and estimated return rates. The amount of actual returns could differ from our estimate. Changes in estimated returns would be accounted for in the period of change.

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

On January 30, 2004, Conair Corporation purchased certain assets of our Thinner(R) branded bathroom and kitchen scale business, and now owns worldwide rights to the Thinner(R) brand name and exclusive rights to the Thinner(R) designs in North America. We have accounted for the sale of this business under the guidance of EITF 00-21. As a significant portion of the proceeds from the sale was in fact an up-front payment for future lost margins, the majority of the gain on sale has been deferred and will be amortized into revenues in future periods over the estimated remaining lives for those products sold to Conair. (See Note 6 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a discussion of the sale of the business to Conair).

ACCOUNTS RECEIVABLE:

The majority of our accounts receivable are due from manufacturers of electronic, automotive, military, and industrial products and retailers. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 to 90 days and are stated as amounts due from customers net of allowances for doubtful accounts, and other sales allowances. Accounts outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer's current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when we determine they are uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Actual uncollectible accounts could exceed our estimates and changes to our estimates will be accounted for in the period of change.

INVENTORIES:

Inventories are valued at the lower of cost or market ("LCM"). For purposes of analyzing the LCM, market is current replacement cost. Market cannot exceed the net realizable value (i.e., estimated selling price in the ordinary course of business less reasonably predicted costs of completion and disposal) and market shall not be less than net realizable value reduced by an allowance for an approximately normal profit margin. In evaluating LCM, management also considers, if applicable, other factors as well, including known trends, market conditions, currency exchange rates and other such issues. If the utility of goods is impaired by damage, deterioration, obsolescence, changes in price levels or other causes, a loss shall be charged as cost of sales in the period which it occurs.

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

Products that have existed in inventory for one calendar year with no usage and that have no current demand or no expected demand, will be considered obsolete and fully reserved. Obsolete inventory approved for disposal is written-off against the reserve. Furthermore, consideration is given to ultimate circumstances when recording inventory reserves and the disposal of inventory considered obsolete. Market conditions surrounding products are also considered periodically to determine if there are any net realizable valuation matters, which would require a write-down of any related inventories. If market or technological conditions change, it may result in additional inventory reserves and write-downs, which would be accounted for in the period of change. The level of inventory reserves reflects the nature of our industry whereby technological and other changes, such as customer buying requirements, result in impairment of inventory.

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

ACQUISITIONS:

In all acquisitions, the purchase price of the acquired business is allocated to the assets acquired and liabilities assumed at their fair values on the date of the acquisition. The fair values of these items were based upon management's estimates. Certain of the acquired assets are intangible in nature, including customer relationships, patented and proprietary technology, covenants not to compete, trade names and order backlog. The excess purchase price over the amounts allocated to the assets is recorded as goodwill.

All such valuation methodologies, including the determination of subsequent amortization periods, involve significant judgments and estimates. Different assumptions and subsequent actual events could yield materially different results.

LONG LIVED ASSETS:

The Company accounts for the impairment of long-lived assets in accordance with FAS 142, "Accounting for Goodwill and Other Intangible Assets" and FAS 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Management assesses the recoverability of long-lived assets whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review:

     (i) Significant underperformance relative to expected historical or projected future operating results;
     (ii)  Significant negative industry or economic trends;
     (iii) Significant decline in stock price for a sustained period; and
     (iv)  A change in market capitalization relative to net book value.

If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using a projected discounted cash flow method at the appropriate level (lowest level at which cash flows is identifiable).

Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. Other factors could include, among other things, quoted market prices, or other valuation techniques considered appropriate based on the circumstances. If these estimates or related assumptions change in the future, an impairment charge may need to be recorded. Impairment charges would be included in our statements of operations, and would result in reduced carrying amounts of the related assets on our balance sheet.


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

Realization of a deferred tax asset is dependent on generating future taxable income. During the fiscal year ended March 31, 2002, we provided a valuation allowance against deferred tax assets since we believed at the time that enough uncertainty existed regarding the realizability of our deferred tax assets. However, because of the current and expected future results of the company, taking into account the current status of our litigation (see Note 15 to the consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our pending litigation), we have concluded that this valuation allowance against the deferred tax assets is no longer necessary, and have reversed the allowance against the provision for taxes in the fiscal year ended March 31, 2004. (See Note 12 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for a further discussion of our taxes.)

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

WARRANTY RESERVE:

Our sensor and consumer products generally are marketed under warranties to end users of up to five years. Factors affecting our warranty liability include the number of products sold and historical and anticipated rates of warranty claims and cost per claim. We provide for estimated product warranty obligations at the time of sale, based on our historical warranty claims experience and assumptions about future warranty claims. This estimate is susceptible to changes in the near term based on introductions of new products, product quality improvements/declines and changes in end user application and/or behavior.

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


RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 2005 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2004 (in thousands, except percentages)

ANALYSIS OF CONSOLIDATED STATEMENTS OF INCOME

                                                            PERCENTAGE
                                         2005      2004       CHANGE
Net Sales                              $140,941  $112,813        24.93%
Sensors                                  92,268    60,247        53.15%
Consumer products                        48,673    52,566        -7.41%
Gross profit                             59,406    50,300        18.10%
Selling, general, and administrative     35,796    30,448        17.56%
Litigation expense                            -     1,500      -100.00%
Non-Cash Equity Based Compensation            -     6,483      -100.00%
Research and development, net             3,200     3,464        -7.62%
Restructuring costs                           -       506      -100.00%
Interest expense, net                       637       323        97.18%
Income taxes                              4,250   (12,262)      134.66%
Income (loss) from discontinued units         -       212      -100.00%


The consolidated financial statements for the fiscal years ended March 31, 2005, 2004 and 2003 include the results of the ongoing operations of Measurement Specialties, Inc. As a result of our restructuring plan, we sold all of the outstanding stock of Terraillon in September 2002 and placed Schaevitz UK into receivership in June 2002.

Accordingly, Terraillon and Schaevitz UK are classified as discontinued operations in the consolidated financial results for all periods presented.

Net Sales.

SENSOR BUSINESS. Sensor sales increased $32,021 from $60,247 to $92,268. Excluding sales from recent acquisitions of $18,078, sales increased $13,943, or 23.1%. The increase in net sales for our base Sensor business in the fiscal year ended March 31, 2005 is primarily a result of increased demand in our pressure, liquid level and traffic sensor products. The significant contributor to the increase in net sales for these lines is the expanded demand for the automotive sector with many new platforms adopting our sensor technology which resulted in strong growth for this market segment. Strong organic growth was also realized in our acceleration, pressure, security and tilt products in the industrial, high purity, off-road vehicle test and measurement and commercial market segments. Approximately $17,100, or 94.5%, of the sales from recent acquisitions are attributable to Elekon, Entran, and Humirel.

CONSUMER PRODUCTS BUSINESS. Net sales decreased $3,893 in the fiscal year ended March 31, 2005. The US retail bath scale business decreased approximately $11,800, mainly due to the sale of the Thinner(R) branded business to Conair. However, this decrease was more than offset by an increase of $14,700 in the OEM bath scale business. There was a decrease in sales of approximately $6,800 in the tire gauge line. The majority of this decrease is due to non-repeating promotions, changes in the scope and selection of customer product assortments, and a decline in selected OEM customers.

Gross Margin.

Gross margin as a percent of sales for the fiscal year ended March 31, 2005 decreased to 42.1% from 44.6% for the fiscal year ended March 31, 2004.

SENSOR BUSINESS. Gross margin as a percent of sales for our base Sensor business (which excludes the effects of acquisitions) decreased slightly to 53.4% for the fiscal year ended March 31, 2005 from 54.2% for the fiscal year ended March 31, 2004. This change is due to the increase in sales of automotive sensors, which carries a lower gross margin than our average sensor business. Also contributing to the margin decline is higher commodity costs in our core sensor lines. Including acquisition sales, gross margin as a percent of sales for our Sensor business decreased to 50.3%. Elekon represents 36.5% of the acquired sales, and carries a substantially lower gross margin than our base sensor business. Due to higher sales of lower margin product, we anticipate sensor gross margin to decline to approximately 47% to 50% for the fiscal year ended March 31, 2006.

CONSUMER PRODUCTS BUSINESS. Gross margin as a percent of sales in our Consumer Products business decreased to 25.4% for the fiscal year ended March 31, 2005 from 32.0% for the fiscal year ended March 31, 2004. The majority of the decrease was in the bathroom scale product line, and is a result of lower margins associated with sales to original equipment manufacturers as opposed to retail customers. Margins in our tire gauge product line decreased by 2.2% as a result of retail pricing pressures. Due to continued pricing pressure with our OEM customers and increases in commodity costs, we anticipate gross margin to decline to 22% to 24% for the fiscal year ended March 31, 2006.

On a continuing basis our gross margin in the Sensor and Consumer Products businesses may vary due to product mix, sales volume, availability of raw materials and other factors.

Selling , General and Administrative. Selling, General and Administrative (SG&A) expenses increased from $30,448 in fiscal 2004 to $35,796 in fiscal 2005. Excluding SG&A expenses specifically associated with the acquired companies, SG&A expenses decreased to approximately $29,146. The additional selling, general and administrative costs resulting from the Acquisitions were more than offset by lower expenses for employee profit sharing of $1,855 and lower costs in the Consumer Product segment resulting from the Conair transaction. Partially offsetting the decline were increased professional fees of $655, primarily associated with the implementation of Sarbanes-Oxley requirements, as well as the write-off of certain deferred financing costs from early loan termination fees associated with the debt refinancing $225 and severance costs of a former executive $210 recorded in the quarter ended December 31, 2004.

Litigation Expense. Litigation expensed decreased significantly during fiscal 2005 because the Company settled the SEC Investigation and the Class Action lawsuit for amounts which had been accrued during the prior fiscal year. We recorded a net charge of $1,500 during the fiscal year ended March 31, 2004 relating to the SEC investigation, class action lawsuit, and the Hibernia Capital Partners litigation. This net charge represented the combination of a $1,000 charge relating to the SEC investigation, an additional $1,100 charge relating to the class action lawsuit, which was partially offset by the reversal of $600 from the prior accrual upon the favorable settlement of the Hibernia lawsuit.

Non-Cash Equity Based Compensation. During the fiscal year ended March 31, 2004, we recorded a non-cash equity based compensation charge of $6,483, or $.46 per share diluted, for the vesting of the warrants issued to Four Corners Capital Partners LP, a limited partnership of which Mr. Guidone is a principal. There was no additional charge resulting from these warrants issued to Four Corners as all the warrants vested in the fiscal year ended March 31, 2004.

Research and Development. Customer-funded development for the fiscal year ended March 31, 2005 increased to $268 compared to $4 for the fiscal year ended March 31, 2004. On a net basis, research and development costs decreased $264. This decrease was due to the increase in customer funded development and little change in research and development spending.

Restructuring Costs. During the fiscal year ended March 31, 2005, we had no restructuring costs. For the fiscal year ended March 31, 2004, we recorded a charge of $506 for additional costs relating to our restructuring plan. This charge resulted from the settlement of litigation related to our former facility in Valley Forge, Pennsylvania.

Interest Expense, Net. The increase in interest expense is attributable to an increase in average debt outstanding from $2,657 for fiscal 2004 to $8,455 for fiscal 2005, partially offset by a lower average interest rate. The increase in debt was due to acquisitions.

Income Taxes. The income tax benefit incurred during fiscal year 2004 was due to the reversal of the $15.4 million valuation allowance for deferred tax assets, and the income tax expense incurred during fiscal year 2005 does not reflect any such adjustments. The current year tax rate of approximately 22.3 percent is lower than the prior year effective rate of approximately 25.8 percent, after taking into account the impact of the reversal of the valuation allowance. The decrease in the effective tax rate as compared to last year is mainly due to three factors: (i) a larger portion of income allocated to jurisdictions with lower tax rates, (ii) the recordation of deferred tax assets associated with certain temporary or timing differences for inventory reserves and depreciation, and (iii) the amortization of deferred tax liabilities relating to a number of the acquisitions.

During fiscal 2004, the valuation allowance for deferred tax assets was reversed. Based on the evaluation of relevant factors in fiscal 2004, a valuation allowance for deferred tax assets was recorded because it was determined that it was more likely than not that a portion or all of the deferred tax assets would not be realized. In arriving at our conclusion to reverse the valuation allowance at March 31, 2004, we took into consideration the guidance provided by FAS 109, after considering both positive and negative evidence. Our analysis of positive evidence supporting the conclusion that the valuation allowance was no longer applicable included the assessment of three key issues that principally lead to the allowance: substantial operating losses, debt and pending litigation.

Our analysis supporting the reversal of the valuation allowance was straight-forward, as the positive evidence which could be objectively verified outweighed the negative evidence. The current and expected results of the Company, as well as taking into account the status of litigation, indicated that the valuation allowance was not needed. The Company had fully executed a restructuring whereby the Company returned to profitability, as supported by the earnings during fiscal 2004. Our provision for income taxes differs from the statutory US federal income tax rate due to our estimate and distribution of the full year's tax rate based upon the expected taxable income taxed at the applicable jurisdiction's tax rate. The expectations and estimates utilized in calculating the tax provision and our effective tax rate on a quarterly basis involve complex domestic and foreign tax issues and are monitored closely and subject to change based on ultimate circumstances. The utilization during fiscal 2005 of a portion of the Company's net operating loss carry forward of $25,326 at March 31, 2005 will greatly reduce the Company's cash payment for the U.S. portion of the provision for income taxes.

We continue to evaluate the implications of the recently enacted American Jobs Creation Act of 2004. Due to, among other things, the volume of manufacturing in the US and our net operating loss carry-forwards, we do not expect this Act to have an immediate and significant impact on our effective tax rates.

Discontinued Operations. The income from discontinued operations in the fiscal year ended March 31, 2004 reflects additional proceeds from the receiver associated with the Schaevitz UK liquidation. There were no additional proceeds in the fiscal year ended March 31, 2005.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 2004 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2003 (in thousands, except percentages)



                                                             PERCENTAGE
                                         2004       2003       CHANGE
Net Sales                              $112,813   $107,676         4.77%
Sensors                                  60,247     52,326        15.14%
Consumer products                        52,566     55,350        -5.03%
Gross profit                             50,300     37,996        32.38%
Selling, general, and administrative     30,448     34,245       -11.09%
Litigation expense                        1,500      3,550       -57.75%
Non-Cash Equity Based Compensation        6,483          -            -
Research and development, net             3,464      3,227         7.34%
Restructuring costs                         506      1,219       -58.49%
Interest expense, net                       323      2,057       -84.30%
Income taxes                            (12,262)       483     -2638.72%
Income (loss) from discontinued units       212     (3,910)      105.42%



The consolidated financial statements for the fiscal years ended March 31, 2004 and 2003 include the results of the ongoing operations of Measurement Specialties, Inc. As a result of our restructuring plan, we sold all of the outstanding stock of Terraillon in September 2002 and placed Schaevitz UK into receivership in June 2002.

Accordingly, Terraillon and Schaevitz UK are classified as discontinued operations in the consolidated financial results for all periods presented.

Net Sales.

Sensor Business. Sensor sales increased $7,921, or 15.1% from the fiscal year ended March 31, 2003 to the fiscal year ended March 31, 2004. This increase was due to increased IC Sensors (ICS) and Microfused product line sales during fiscal 2005 as compared to the same period in the prior fiscal year. The improved ICS product line sales of $4,021 were the result of increased demand from existing and new customers in the medical field, the introduction of a new line of instrumentation grade pressure transducers, as well as increased sales in the European and Asian markets. The improved Microfused product line sales of $4,025 were primarily due to continued growth in demand in the automotive sector due to the introduction of new customer platforms. The increase in the automotive demand accounted for $2,784. The Microfused product line sales also increased across other markets to include medical, industrial, refrigeration, and flow measurement.

Consumer Products Business. The decrease in net sales of $2,784 for our Consumer Products business in the fiscal year ended March 31, 2004 is primarily attributable to lower bath scale and kitchen accessory sales, which were slightly offset by an increase in tire gauge sales in the U.S. Bath scale sales decreased from $41,146 to $36,378 due to the Conair transaction, as Conair made virtually no purchases in the month of February as they assessed the inventory that was acquired as part of the transaction. In addition, net sales will decline for the portion of the scale business that was sold to Conair because we are no longer selling at retail sales prices, which are higher than sales prices to OEM customers. Kitchen accessory sales decreased to $1,038 in the year ending March 31, 2004 compared to the prior year sales of $1,821 due to underperformance in this product category. Accordingly, we have decided to discontinue selling kitchen accessories. Tire gauge sales improved from $12,383 to $16,179 due to increases in core business with some of our major customers.

Gross Margin.

Gross margin as a percent of sales for the fiscal year ended March 31, 2004 increased to 44.6% from 35.3% for the fiscal year ended March 31, 2003.

Sensor Business. Gross margin as a percent of sales for our Sensor business increased to 54.2% for the fiscal year ended March 31, 2004 from 41.1% for the fiscal year ended March 31, 2003. The continued contribution margin improvement in the Sensor Business was primarily due to more efficient manufacturing operations and decreased material costs, as more raw materials were purchased in Asia. This improvement accounted for a reduction of 5% of variable costs directly associated with manufacturing. Our increased operations efficiency over the prior year was the direct result of our continued focus on production planning and implementation of our restructuring plan. This accounted for an improvement of approximately 8%.

Consumer Products Business. Gross margin as a percent of sales in our Consumer Products business increased to 32.0% for the fiscal year ended March 31, 2004 from 30.7% for the fiscal year ended March 31, 2003. The increase in gross margin for our Consumer Products business in the fiscal year ended March 31, 2004 is primarily due to improved margins on our sales to original equipment manufacturers. The margins on sales to original equipment manufacturers improved as a result of improved product mix, lower freight costs and a reduction in material costs due to our concentration on the more efficient use of raw materials in the manufacturing process. The margin on our retail customer sales increased slightly for the period ended March 31, 2004 as compared to the same period ended March 31, 2003. This increase was mainly due to lower freight and material costs, offset slightly by lower margins for the kitchen accessories product category. Together, the improved margins on the OEM and retail business are responsible for that 1.3% increase in gross margin. This is slightly offset by the kitchen accessory line's drop in margin from 38.0% in fiscal 2003 to 17.5% in fiscal 2004. We have decided to no longer sell kitchen accessories and liquidated much of the remaining inventory in the fiscal year ended March 31, 2004 at margins below historical levels.

On a continuing basis our gross margin in the Sensor and Consumer Products businesses may vary due to product mix, sales volume, availability of raw materials and other factors.

Selling, General and Administrative. Selling, General and Administrative (SG&A) expenses decreased to $30,448 in fiscal 2004 from $34,245 in fiscal 2003. Legal and professional fees decreased approximately $6,260 in the fiscal year ended March 31, 2004 as compared to the fiscal year ended March 31, 2003. The higher professional fees in the fiscal 2003 period as compared to the fiscal 2004 period were due to a higher level of professional activity relating to the restatement of our financial statements and the class action lawsuit and the SEC investigation. Offsetting these declines is an overall charge of $2,851 in the fiscal year ended March 31, 2004 for employee bonus payouts and the employer's match against the employee contributions to the 401-K plan as a result of the improvement in company performance.

Litigation Expense. Litigation fees decreased from $3,550 in the fiscal year ended March 31, 2003 to $1,500 in the fiscal year ended March 31, 2004. We recorded a net charge of $1,500 during the fiscal year ended March 31, 2004 relating to the SEC investigation, class action lawsuit, and the Hibernia Capital Partners litigation. This net charge represents the combination of a $1,000 charge relating to the SEC investigation, an additional $1,100 charge relating to the class action lawsuit, offset by the reversal of $600 from the prior accrual upon the favorable settlement of the Hibernia lawsuit. Litigation fees of $3,550 during the fiscal year ended March 31, 2003 relate to a $2,800 accrual for the class action lawsuit and $750 accrual for the Hibernia lawsuit.

Non-Cash Equity Based Compensation. During the fiscal year ended March 31, 2004, we recorded a non-cash equity based compensation charge of $6,483, or $.46 per share diluted, for the vesting of the warrants issued to Four Corners Capital Partners LP, a limited partnership of which Mr. Guidone is a principal. The vesting of these warrants was based on a combination of time and performance factors. The warrants were scheduled to vest beginning the last day of July 2003 through the last day of April 2007 at a rate of 35%, 30%, 20% and 15%, respectively, in each of the four years following the grant date of the warrant. The warrants provided the right to buy shares from time to time until April 30, 2013 with the potential of a reduced vesting period if the Company's stock price reached certain levels, as shown in the table below:

---------------------------------------------------
Period        Acceleration Price   Number of Shares
------------  -------------------  ----------------
Period One    $7.50                210,000
Period Two    $10.00               180,000
Period Three  $12.00               120,000
Period Four   $15.00               90,000
---------------------------------------------------

The vesting of the warrants was accelerated and became vested on September 18, 2003, October 24, 2003, November 28, 2003, and January 22, 2004, respectively, because the Company's stock price increased to a level above the defined acceleration prices. (See Note 10 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.)

Research and Development. We had virtually no customer-funded development for the fiscal year ended March 31, 2004 compared with $367 for the fiscal year ended March 31, 2003. On a net basis, research and development costs increased $237, or 7.3%, to $3,464 for the fiscal year ended March 31, 2004 from $3,227 for the fiscal year ended March 31, 2003. This change resulted from decreased customer-funded development which was partially offset by decreased research and development efforts in our Sensor business.

Restructuring Costs. Restructuring costs decreased from $1,219 for the fiscal year ended March 31, 2003 to $506 for the fiscal year ended March 31, 2004. During the fiscal year ended March 31, 2004, we recorded a charge of $506 for additional costs relating to our restructuring plan. This charge resulted from the settlement of litigation related to our former facility in Valley Forge, Pennsylvania. The restructuring costs of $1,219 in fiscal 2003 relate to severance and lease costs relating to reductions in our workforce and consolidation of operations.

Interest Expense, Net. The decrease in interest expense is attributable to a $14,122 reduction in average debt outstanding from $16,298 for the fiscal year ended March 31, 2003 to $2,176 for the fiscal year ended March 31, 2004.

Income Taxes. Our provision for income taxes includes taxes payable by our foreign subsidiaries. For U.S. tax purposes, our available net operating loss carry-forwards will offset all current fiscal year taxable income.

During the fiscal year ended March 31, 2002, we provided a valuation allowance against deferred tax assets since we believed at the time that enough uncertainty existed regarding the realization of our deferred tax assets. The Company reversed this valuation allowance for the year ended March 31, 2004. Our analysis of positive evidence supporting the conclusion that the valuation allowance was no longer applicable included the assessment of three key issues that principally lead to the allowance: Substantial operating losses, debt and pending litigation. Our analysis supporting the reversal of the valuation allowance was straight-forward, as the positive evidence which could be objectively verified outweighed the negative evidence. Current and expected results of the Company, as well as taking into account the status of litigation at that time, indicated that the valuation allowance was not needed. The Company had fully executed a restructuring whereby the Company returned to profitability, as supported by the strong earnings during fiscal 2004, coupled with the elimination of debt, a forecast indicating the Company would generate more than enough taxable income to realize the deferred tax assets and the status of litigation, the Company reversed the valuation allowance for the deferred tax assets. (See Note 12 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for a further discussion on taxes.)

Discontinued Operations. The income from discontinued operations in the fiscal year ended March 31, 2004 reflects additional proceeds from the receiver associated with the Schaevitz UK liquidation.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (accounts receivable plus inventory less accounts payable) increased by $10,996 from $16,261 as of March 31, 2004 to $27,257 as of March 31, 2005. The increase was attributable to an increase in accounts receivable of $6,359 from $14,010 at March 31, 2004 to $20,369 at March 31, 2005, an increase in inventory of $10,112 from $10,170 at March 31, 2004 to $20,282 at March 31, 2005 and offset by an increase in accounts payable of $5,475 from $7,919 at March 31, 2004 to $13,393 at March 31, 2005. The $10,996
increase in operating working capital is partially attributed to the $4,800 of net operating working capital from the acquisition of Elekon, Entran, Encoder, Humirel, Polaron and MWS. The remaining increase in inventory is attributable to higher sales, as well as our attempt to reposition and establish inventory buffers in order to reduce manufacturing lead times. We anticipate improving turnover to historical levels over the next several quarters.

Cash provided from operating activities was $11,377 for the fiscal year ended March 31, 2005, as compared to $10,405 provided for the fiscal year ended March 31, 2004. Included in cash provided from operations for the fiscal year ended March 31, 2005 is $2,100 of costs paid to settle our SEC investigation and securities class action litigation, as compared to $1,450 for same period last year (See Note 15 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.)

Investing activities included cash payments, net of cash acquired, of $43,691 for the acquisition of Elekon, Entran, Encoder, Humirel, Polaron and MWS. In addition, capital spending increased to $4,631 for the fiscal year ended March 31, 2005 from $1,943 for the fiscal year ended March 31, 2004. The increase in capital spending is primarily attributable to investment in revenue generating projects at our Shenzhen, China facility. Capital spending is expected to be in the range of $5,500 to $6,500 for the fiscal year ended March 31, 2006. Financing activities for the fiscal year ended March 31, 2005 provided $22,100, reflecting financing for the acquisitions, and proceeds from the exercise of employee stock options.

Revolving Credit Facility:

On December 17, 2004, the Company entered into a new, $35,000 five-year credit agreement with GE Commercial Finance, Commercial & Industrial Finance ("GE"), comprised of a $20,000 term loan and $15,000 revolving credit facility. JP Morgan Chase Bank, N.A. and Wachovia Bank National Association participated in the syndication. Interest accrues on the principal amount of borrowings at a rate based on either a London Inter-bank Offered Rate (LIBOR) rate plus a LIBOR margin or at an Index (prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at the election of the borrower. From the closing date to the second anniversary date of the closing, the applicable LIBOR and Index Margins are 4.50% and 2.75%, respectively, and from the second anniversary, the applicable LIBOR and Index Margins are 4.25% and 2.50%, respectively, subject to a 2% increase upon the occurrence of an event of default under the credit agreement. The term loan is payable in nineteen equal quarterly installments beginning on March 1, 2005 through December 17, 2009. Proceeds from the new credit facility were primarily used to support the acquisition of Humirel (See
Note 5 to the Consolidated Financial Statements included in this Annual Report on Form 10-K), ordinary working capital and general corporate needs and replaced the $15,000 revolving credit facility with Bank of America Business Capital (formerly Fleet Capital Corporation). The Company has provided a security interest in substantially all of the Company's assets as collateral for the new credit facilities. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, and other related items. The most restrictive covenant relates to limits on capital spending. At March 31, 2005, the Company was in compliance with applicable debt covenants.

As of March 31, 2005, the Company utilized the LIBOR based Index Rate, and the interest rate applicable to borrowings under the revolving credit facility was 8.5%. As of March 31, 2005, the outstanding borrowings on the term loan and revolver were $19,500 and $1,400 respectively, and the Company had the right to borrow an additional $13,600 under the revolving credit facility. The revolving credit facility is not directly based on any borrowing base requirements.

The weighted average interest rate for the above credit facilities was 7.26% for the twelve months ended March 31, 2005. The average amount outstanding under the above credit facilities for the twelve months ended March 31, 2005 was $8,455.

Promissory Notes:

In connection with the acquisition of Elekon Industries USA, Inc. (See Note 5 to the Consolidated Financial Statements included in this Annual Report on Form 10-K ), the Company issued unsecured Promissory Notes ("Notes") totaling $3,000, of which $2,300 was outstanding and $1,200 considered current at March 31, 2005. The Notes amortize over a period of three years, are payable quarterly and bear interest at 6%.

Other Short-Term Debt:

In connection with the acquisition of Entran and Humirel, the Company assumed short-term borrowing of those companies that totaled $685 at March 31, 2005. This amount is included in short-term debt in the consolidated balance sheet.

Liquidity:

At May 31 2005, we had approximately $ 6,916 of available cash and $13,600 of borrowing capacity under our revolving credit facility. This amount includes the increased borrowing capacity resulting from the Acquisitions. The decline in the cash balance and increase in borrowing from March 31, 2004 primarily reflects the use of $43,691 of cash and borrowings of $20,000 to fund the Acquisitions. See Note 5 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for a discussion on the Acquisitions.

OTHER COMPREHENSIVE INCOME

Other comprehensive income consists of foreign currency translation adjustments and unrealized gains on currency hedging contracts. The increase in other comprehensive income is due the changes in the exchange rate of the US dollar relative to the Euro for the Euro denominated operations of Humirel SA and Entran SA.

DEFERRED REVENUE

On January 30, 2004, Conair Corporation purchased certain assets of our Thinner(R) branded bathroom and kitchen scale business, and now owns worldwide rights to the Thinner(R) brand name and exclusive rights to the Thinner(R) designs in North America. We accounted for the sale of this business under the guidance of EITF 00-21.

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

SEASONALITY

Our sales of consumer products are seasonal, with highest sales during the second and third fiscal quarters. Sales of sensor products are not seasonal.

INFLATION

We compete on the basis of product design, features, and value. Accordingly, our revenues generally have kept pace with inflation, notwithstanding that inflation in the countries where our subsidiaries are located has been consistently higher than inflation in the United States. Increases in labor costs have not had a significant impact on our business because most of our employees are in China, where prevailing labor costs are low. However, we have experienced some significant increases in materials costs, in particular increases in steel and resin costs in our consumer business, and as a result have suffered a decline in margin.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance, special purpose entities or variable interest entities which are often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.

AGGREGATE CONTRACTUAL OBLIGATIONS

As of March 31, 2005, the Company's contractual obligations, including payments due by period, are as follows:

   Contractual Obligations

                                 PAYMENT DUE BY PERIOD

                                                            1-3      3-5    MORE THAN 5
                                TOTAL   LESS THAN 1 YEAR   YEARS    YEARS      YEARS
(LONG-TERM DEBT
OBLIGATIONS)                   $23,538  $           3,510  $ 5,873  $14,021  $        134
(CAPITAL LEASE OBLIGATIONS)    $   645  $             264  $   345  $    36  $          0
(OPERATING LEASE
OBLIGATIONS)                   $ 6,218  $           1,992  $ 2,126  $ 1,383  $        717
(PURCHASE OBLIGATIONS)         $     0  $               0  $     0  $     0  $          0
DEFFERRED ACQUISITION
  PAYMENTS                     $ 5,789  $           1,720  $ 4,069  $     0  $          0
(OTHER LONG-TERM
LIABILITIES REFLECTED ON THE
REGISTRANT'S BALANCE SHEET
UNDER GAAP                     $     0  $               0  $     0  $     0  $          0
TOTAL                          $36,190  $           7,486  $12,413  $15,440  $        851



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a certain level of foreign currency exchange risk.

Most of our revenues are priced in United States dollars. Most of our costs and expenses are priced in United States dollars, with the remaining priced in Chinese renminbi, Euros and Hong Kong dollars. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the sales out of the United States dollar compared with that of our foreign customers' currencies. United States sales were $68,555, $77,537 and $81,794, or 48.6%, 68.7% and 76.0% of net sales, for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. Sales from our foreign facilities were $72,386, $35,276, and $25,882 or 51.4%, 31.3% and
24.0% of net sales, for the fiscal years ended March 31, 2005, 2004, and 2003, respectively. We are exposed to foreign currency transaction and translation losses, which might result from adverse fluctuations in the value of the Euro, Hong Kong dollar and Chinese renminbi.

At March 31, 2005, we had net assets of $48,009 in the United States. At March 31, 2005, we had net assets of $49 in Europe, subject to fluctuations in the value of the Euro against the dollar. At March 31, 2005, we had net assets of $9,503 in Hong Kong subject to fluctuations in the value of the Hong Kong dollar and net assets of $10,455 in China subject to fluctuations in the value of the Chinese renminbi. We had net assets of $23,893 and $7,088 in the United States, at March 31, 2004 and 2003, respectively. At March 31, 2004 and March 31, 2003, we had no net assets in Europe. At March 31, 2004, we had net assets of $4,836 in Hong Kong subject to fluctuations in the value of the Hong Kong dollar and net assets in China of $7,330 subject to fluctuations in the value of the Chinese renminbi. At March 31, 2003, we had net liabilities of $2,045 in Hong Kong subject to fluctuations in the value of the Hong Kong dollar and net assets of $13,743 in China subject to fluctuations in the value of the Chinese renminbi.

Fluctuations in the value of the Hong Kong dollar have not been significant since October 17, 1983, when the Hong Kong government tied the value of the Hong Kong dollar to that of the United States dollar. However, there can be no assurance that the value of the Hong Kong dollar will continue to be tied to that of the United States dollar. China adopted a floating currency system on January 1, 1994, unifying the market and official rates of foreign exchange. China approved current account convertibility of the Chinese renminbi on July 1, 1996, followed by formal acceptance of the International Monetary Fund's Articles of Agreement on December 1, 1996. These regulations eliminated the requirement for prior government approval to buy foreign exchange for ordinary trade transactions, though approval is still required to repatriate equity or debt, including interest thereon. The Chinese government is currently reevaluating its foreign currency policy, and there have been indications, as reported widely in the news media, that the Chinese government may in fact allow the Chinese renminibi to revalue in the foreseeable future. Based on the net exposure of renminbi to US dollars for the fiscal year ended March 31, 2005, we estimate a negative operating income impact of $135 for every 1% appreciation in renminbi against US dollar (assuming no associated cost increases or currency hedging).

Based on the net exposures of Euros to the US dollars for the fiscal year ended March 31, 2005, we estimate a positive operating income impact of $95 for every 1% appreciation in Euros relative to the US dollar (assuming no associated costs increases or currency hedging).

The Company acquired a number of foreign currency exchange contracts with the purchase of Humirel. These currency contracts have a total notional amount of $9,650 with exercise dates through December 31, 2005 at an average exchange rate of $1.27 (Euro to US dollar conversion rate). These derivatives are designated as cash-flow hedges, and changes in their fair value are carried in accumulated other comprehensive income until the hedged transaction affects earnings. When the hedged transaction affects earnings, the appropriate gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income to cost of sales. As of March 31, 2005, the amount that will be reclassified from accumulated other comprehensive income to cost of sales over the next twelve months is an unrealized loss of $7. There is no ineffective portion of the derivatives.

There can be no assurance that these currencies will remain stable or will fluctuate to our benefit. To manage our exposure to foreign currency transaction and translation risks, we may purchase currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices. However, to date, other than for the foreign currency exchange contracts acquired with the purchase of Humirel, we have not done so.

We are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility accrues at a rate based on either a London Inter-bank Offered Rate (LIBOR) rate plus a LIBOR margin or at an Indexed (prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at our election. Our results will be adversely affected by any increase in interest rates. For example, for every $1,000 of debt outstanding, an annual interest rate increase of 100 basis points would increase interest expense and decrease our after tax profitability by $10. We do not hedge this interest rate exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are listed below in Item 15:
Exhibits, Financial Statement Schedules and are filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES

EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Measurement Specialties, Inc.'s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Measurement Specialties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2005. In making this assessment, Measurement Specialties, Inc.'s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of March 31, 2005, our internal control over financial reporting was effective based on those criteria.

Our management's assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears under Item 15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
     MEASUREMENT SPECIALTIES INC. AND SUBSIDIARIES

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Measurement Specialties Inc. and Subsidiaries maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Measurement Specialties Inc. and Subsidiaries maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2005 and 2004 and the related consolidated statements of operations, shareholders' equity and cash flows, for each of the three years in the period ended March 31, 2005, and our report dated June 10, 2005 expressed an unqualified opinion on those financial statements.




Grant Thornton LLP

New York, New York
June 10, 2005


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Apart from certain information concerning our Code of Conduct which is set forth below in this Item,, other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on September 13, 2005, including the information set forth under the captions "Election of Directors", "Committees of the Board of Directors", and "Executive Officers".

We have a Code of Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. You can find our Code of Conduct on our website by going to the following address: www.msiusa.com. Also on our website we will post any amendments to the Code of Conduct, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or The American Stock Exchange, on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on September 13, 2005, including the information set forth under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of March 31, 2005:

            EQUITY COMPENSATION PLAN INFORMATION


EQUITY COMPENSATION PLAN INFORMATION

For the Year Ended March 31, 2005

                                                                     NUMBER OF SHARES
                                 NUMBER OF                             REMAINING FOR
                              SECURITIES TO BE                        FUTURE ISSUANCE
                                ISSUED UPON                            UNDER EQUITY
                                EXERCISE OF      WEIGHTED-AVERAGE   COMPENSATION PLANS
                                OUTSTANDING     EXERCISE PRICE OF       (EXCLUDING
                                  OPTIONS,         OUTSTANDING          SECURITIES
                                WARRANTS AND    OPTIONS, WARRANTS      REFLECTED IN
                                   RIGHTS           AND RIGHTS          COLUMN(A))
EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS

EQUITY COMPENSATION PLANS
NOT APPROVED BY SECURITY
HOLDERS                              1,590,599  $            12.38              768,975
                             ----------------------------------------------------------
TOTAL                                1,590,599  $            12.38              768,975
                             ==========================================================


The other information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on September 13, 2005, including the information set forth under the caption "Beneficial Ownership of Measurement Specialties Common Stock."



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on September 13, 2005, including the information set forth under the caption "Executive Agreements and Related Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on September 13, 2005, including the information set forth under the caption "Fees Paid to Our Independent Auditors."

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES


     (a) The following consolidated financial statements and schedules are filed at the end of this report, beginning on page F-l. Other schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

DOCUMENT                                                        PAGES
Consolidated Statements of Operations for the Years Ended
   March 31, 2005, 2004 and 2003                                F-1

Consolidated Balance Sheets as of March 31, 2005 and 2004       F-2 to F-3

Consolidated Statements of Shareholders' Equity for the Years
   March 31, 2005, 2004 and 2003                                F-4

Consolidated Statements of Cash Flows for the Years Ended       F-5 to F-6
   March 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements                      F-7

Schedule II - Valuation and Qualifying Accounts, for the Years
   Ended March 31, 2005, 2004 and 2003                          S-1


   (b)  See Exhibit Index following this Annual Report on Form 10-K.

     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




MEASUREMENT SPECIALTIES, INC.


By: /s/ FRANK GUIDONE
------------------------------
Frank Guidone

Chief Executive Officer

Date: June 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                                Title                          Date
--------------------------  ---------------------------------------------  -------------

                                                                           June 13, 2005
/s/ Frank Guidone           President, Chief Executive Officer and
--------------------------  Director (Principal Executive Officer)
Frank Guidone


                                                                           June 13, 2005
/s/ John P. Hopkins         Chief Financial Officer (Principal Financial
--------------------------  Officer and Principal Accounting Officer)
John P. Hopkins


/s/ Morton L. Topfer        Chairman of the Board                          June 13, 2005
--------------------------
Morton L. Topfer


/s/ John D. Arnold          Director                                       June 13, 2005
--------------------------
John D. Arnold


/s/ The Hon. Dan J. Samuel  Director                                       June 13, 2005
--------------------------
The Hon. Dan J. Samuel


/s/ R. Barry Uber           Director                                       June 13, 2005
--------------------------
R. Barry Uber

                      EXHIBIT INDEX

NUMBER         DESCRIPTION
-------------  -----------
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

  10.26####    Forbearance Agreement, dated as of July 2, 2002, by and
               among Wachovia Bank, National Association, for itself
               and as agent for Fleet National Bank and JP Morgan
               Chase Bank, Measurement Fleet National Bank and JP
               Morgan Chase Bank, Measurement Specialties, Inc.,


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

  10.31 Second Amendment to Loan and Security Agreement, effective as of the 11th day of April 2003, by and among Measurement Specialties, Inc., IC Sensors, Inc. and Fleet
               Capital Corporation.

  10.32        Second Amendment to Senior Secured Note and Warrant
               Purchase Agreement, dated April 11, 2003, among
               Castletop Capital, L.P. Measurement Specialties, Inc.
               and IC Sensor, Inc.

  10.33        Agreement of Purchase and Sale of Assets, dated
               January 30, 2004, between Measurement Specialties Inc.
               and Conair Corporation

  10.34 Agreement of Purchase and Sale dated as of June 24, 2004 by and among Measurement Specialties Inc. and Thomas Dietiker and Wilma Dietiker

  10.35 Stock Purchase Agreement dated as of July 16, 2004 by and among Measurement Specialties Inc., and the Principal
               Shareholders of Entran Devices, Inc. and Entran SA.

  10.36 Asset Purchase Agreement dated as of July 16, 2004 between Measurement Specialties Inc. and Encoder
               Devices LLC.

  10.37 Share Purchase Agreement dated as of December 17, 2004 by and among Measurement Specialties, Inc.
               Entran S.A. and the Principal Shareholders of Humirel
               S.A.

  10.38 Loan and Security Agreement dated December 17, 2004 between Measurement Specialties, Inc. and General
               Electric Capital Corporation, Wachovia Bank and JPMorgan Chase Bank

  21.1         Subsidiaries.

  23.1         Consent of Grant Thornton LLP.

  31.1         Certification of Chief Executive Officer pursuant to Rule
               13a-14(a)/15d-14(a), as adopted pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002

  31.2         Certification of Chief Financial Officer pursuant to Rule
               13a-14(a)/15d-14(a), as adopted pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002

  32.1         Certification of Chief Executive Officer and
               Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002

  99.1         Certification pursuant to Section 906 of the Sarbanes-
               Oxley Act of 2002

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Board  of  Directors  and Shareholders
     MEASUREMENT  SPECIALTIES  INC.  AND  SUBSIDIARIES


We have audited the accompanying consolidated balance sheets of Measurement Specialties Inc. and Subsidiaries (a Delaware corporation) as of March 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Measurement Specialties Inc. and Subsidiaries as of March 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subject to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of Measurement Specialties Inc. and Subsidiaries' internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO), and our report dated June 10, 2005 expressed an unqualified opinion thereon.



GRANT THORNTON LLP

New York, New York
June 10,  2005

                                            MEASUREMENT SPECIALTIES, INC
                                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   FOR THE YEAR ENDED MARCH 31,
                                                                              -------------------------------------
($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)                              2005         2004        2003
                                                                              -------------------------------------
Net sales                                                                     $   140,941   $ 112,813   $  107,676
Cost of goods sold                                                                 81,535      62,513       69,680
                                                                              -------------------------------------
   Gross profit                                                                    59,406      50,300       37,996
                                                                              -------------------------------------
Operating expenses (income):
  Selling, general and administrative                                              35,796      30,448       34,245
  Non-Cash Equity based Compensation (Selling, general and administrative)              -       6,483            -
  Litigation expense                                                                    -       1,500        3,550
  Research and development                                                          3,468       3,468        3,594
  Customer funded development                                                        (268)         (4)        (367)
  Amortization of acquired intangibles                                                774          30           30
  Restructuring costs                                                                   -         506        1,219
                                                                              -------------------------------------
    Total operating expenses                                                       39,770      42,431       42,271
                                                                              -------------------------------------
      Operating income (loss)                                                      19,636       7,869       (4,275)
  Interest expense, net                                                               637         323        2,057
   Gain on sale of Assets                                                               -      (1,424)        (159)
   Other expense (income)                                                             (77)       (142)        (333)
                                                                              -------------------------------------
Income (loss) from continuing operations before income taxes                       19,076       9,112       (5,840)

    Income tax                                                                      4,250     (12,262)         483
                                                                              -------------------------------------
Income (loss) from continuing operations                                           14,826      21,374       (6,323)
                                                                              -------------------------------------
Discontinued operations:
    Income (loss) from operations of discontinued units (net of income tax
benefit)                                                                                -         212       (3,910)
    Gain on disposition of discontinued units (net of income tax benefit)               -           -        1,136
                                                                              -------------------------------------
     Income (loss) from discontinued units                                              -         212       (2,774)
                                                                              -------------------------------------
Net income (loss)                                                             $    14,826   $  21,586   $   (9,097)
                                                                              =====================================
Income (loss) per common share - Basic
  Income (loss) from continuing operations                                    $      1.11   $    1.73   $    (0.53)
  Income (loss) from discontinued units                                                 -        0.02        (0.23)
                                                                              -------------------------------------
     Net income (loss)                                                        $      1.11   $    1.75   $    (0.76)
                                                                              =====================================
Income (loss) per common share - Diluted
   Income (loss) from continuing operations                                   $      1.05   $    1.53   $    (0.53)
   Income (loss) from discontinued units                                                -        0.01        (0.23)
                                                                              -------------------------------------
     Net income (loss)                                                        $      1.05   $    1.54   $    (0.76)
                                                                              =====================================
Weighted average shares outstanding - Basic                                        13,392      12,333       11,911
                                                                              =====================================
Weighted average shares outstanding - Diluted                                      14,095      13,997       11,911
                                                                              =====================================

  The accompanying notes are an integral part of these consolidated financial statements

                            MEASUREMENT SPECIALTIES, INC.
                             CONSOLIDATED BALANCE SHEETS
                                                              MARCH 31,   MARCH 31,
($ IN THOUSANDS)                                                 2005        2004
------------------------------------------------------------  ----------  ----------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                   $    4,402  $   19,274
  Accounts receivable, trade, net of allowance for doubtful
    accounts of $390 and $327, respectively                       20,369      14,010
  Inventories                                                     20,282      10,170
  Deferred income taxes                                            4,284       6,192
  Prepaid expenses and other current assets                        3,029       3,392
                                                              ----------  ----------
    Total current assets                                          52,366      53,038
                                                              ----------  ----------

PROPERTY, PLANT AND EQUIPMENT, NET                                14,924      10,628
                                                              ----------  ----------

OTHER ASSETS:
  Goodwill                                                        40,010       4,191
  Acquired intangible assets, net                                 10,583          46
  Deferred income taxes                                            7,190       8,476
  Other assets                                                       931         621
                                                              ----------  ----------
    Total other assets                                            58,714      13,334
                                                              ----------  ----------
  TOTAL ASSETS                                                $  126,004  $   77,000
                                                              ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements

                                  MEASUREMENT SPECIALTIES, INC.
                                   CONSOLIDATED BALANCE SHEETS

                                                                         MARCH 31,    MARCH 31,
($ IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                     2005         2004
----------------------------------------------------------------------  -----------  -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of promissory notes payable                           $    1,200   $        -
  Current portion of deferred acquisition payments                           1,720            -
  Short-term debt                                                            2,085            -
  Current portion of long term debt                                          2,310            -
  Accounts payable                                                          13,394        7,919
  Accrued expenses and other current liabilities                             4,525        1,886
  Accrued litigation expense, class action                                       -        2,800
  Accrued compensation                                                       2,231        3,224
  Income taxes payable                                                       1,165            -
  Deferred gain on sale of assets, current                                   2,925        2,830
  Accrued litigation expenses, other                                             -        2,100
                                                                        -----------  -----------
    Total current liabilities                                               31,555       20,759

OTHER LIABILITIES:
  Deferred gain, net current portion                                           839        3,914
  Promissory notes payable, net current portion                              1,100            -
  Long term debt, net of current portion                                    18,928            -
  Deferred acquisition payments, net current portion                         4,069            -
  Other liabilities                                                          1,497        1,487
                                                                        -----------  -----------
    Total liabilities                                                       57,988       26,160
                                                                        -----------  -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Serial preferred stock; 221,756 shares authorized; none outstanding            -            -
  Common stock, no par; 20,000,000 shares authorized; 13,257,084 and
    11,922,958 shares issued and outstanding, respectively                   5,502        5,502
  Additional paid-in capital                                                56,285       53,509
  Accumulated earnings (deficit)                                             6,729       (8,097)
  Accumulated other comprehensive loss                                        (500)         (74)
                                                                        -----------  -----------
           Total shareholders' equity                                       68,016       50,840
                                                                        -----------  -----------
                                                                        $  126,004   $   77,000
                                                                        ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements

                                                   MEASUREMENT SPECIALTIES, INC.
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                         FOR THE YEAR ENDED MARCH 31, 2005, 2004, AND 2003



                                                                           Accumulated
                                                             Additional     Retained          Other
                                                    Common     paid-in      Earnings      Comprehensive             Comprehensive
($ IN THOUSANDS)                                     stock     capital      (Deficit)         Loss         Total    Income (Loss)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, APRIL 1, 2002                              $ 5,502  $    42,346  $    (20,586)  $         (435)   26,827
  Comprehensive income (loss):                                                                                  -
   Net (loss)                                                                   (9,097)                    (9,097)         (9,097)
   Currency translation adjustment - effect of                                                                  -
     disposal of Terraillon                                                                         365       365             365
                                                                                                                    --------------
  Comprehensive (loss)                                                                                                     (8,732)
                                                                                                                    ==============
  Proceeds from exercise of stock options                            134                                      134
  Warrants issued for professional service                           265                                      265
  Warrants issued for debt                                           452                                      452
                                                    --------------------------------------------------------------
BALANCE, MARCH 31, 2003                             $ 5,502  $    43,197  $    (29,683)  $          (70)  $18,946
  Comprehensive income (loss):                                                                                  -
   Net income                                                                   21,586                     21,586          21,586
   Currency translation adjustment                                                                   (4)       (4)             (4)
                                                                                                                    --------------
  Comprehensive income                                                                                                     21,582
                                                                                                                    ==============
 Proceeds from the exercise of warrants
issued for non-cash
    equity based compensation                                      6,483                                    6,483
  Proceeds from exercise of stock options                          1,014                                    1,014
  Tax benefit from stock options                                     367                                      367
  Accelerated options for Conair transaction                         523                                      523
  Tax benefit from warrant exercise                                1,162                                    1,162
  Proceeds from exercise of stock warrants                           763                                      763
                                                    --------------------------------------------------------------
BALANCE, MARCH 31, 2004                             $ 5,502  $    53,509  $     (8,097)  $          (74)  $50,840
  Comprehensive income (loss):
   Net income                                                                   14,826                     14,826          14,826
   Currency translation adjustment  and other                                                      (426)     (426)           (426)
                                                                                                                    --------------
  Comprehensive income (loss)                                                                                              14,400
                                                                                                                    ==============
  Proceeds from exercise of stock options                          1,200                                    1,200
  Tax benefit from stock options                                   1,100                                    1,100
  Issuance of common stock for Humirel
acquisition                                                          476                                      476
                                                    --------------------------------------------------------------
BALANCE, MARCH 31, 2005                             $ 5,502  $    56,285  $      6,729   $         (500)  $68,016
                                                    ==============================================================

  The accompanying notes are an integral part of these consolidated financial statements

                                 MEASUREMENT SPECIALTIES, INC
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)                                                    MARCH 31,
                                                               -------------------------------
                                                                 2005       2004       2003
                                                               ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $ 14,826   $ 21,586   $ (9,097)
  Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
      (Gain)Loss from discontinued operations                         -       (212)     3,910
      Depreciation and amortization                               3,869      2,824      3,331
      Deferred rent                                                   -         28         17
      Warrants issued for professional services                       -          -        265
      Amortization of debt discount                                   -          -        452
      Gain on sale of assets                                                     -       (159)
      Gain on sale of Discontinued Units                              -          -     (1,136)
      Gain from Sale of Thinner line                                  -     (1,424)         -
      Amortization of Deferred Gain Thinner line                 (2,980)      (398)         -
      Provision for writedown of assets                               -        310        656
      Provision for doubtful accounts                                56        245        842
      Provision for warranty                                        110        333        641
      Provision for inventory obsolescence                          216          -          -
      Acceleration of option for Conair transaction                   -        523          -
      Non-Cash equity compensation                                    -      6,483          -
      Deferred income taxes                                       3,194          -          -
      Tax benefit on exercise of stock options                    1,100      1,529          -
    Net changes in operating assets and liabilities net
    of acquisitions:                                                  -          -          -
        Accounts receivable, trade                               (3,697)    (3,706)       829
        Inventories                                              (7,296)     1,252      1,751
        Prepaid expenses and other current assets                   363    (13,946)       203
        Other assets                                                 65     (2,168)       (57)
        Accounts payable, trade                                   6,976     (1,928)    (3,386)
        Accrued expenses and other liabilities                   (1,690)       524        435
        Accrued litigation expenses                              (4,900)    (1,450)     3,550
        Income Taxes Payable                                      1,165          -          -
                                                               ---------  ---------  ---------
    Net cash provided by (used in) operating activities          11,377     10,405      3,047
                                                               ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                            (4,631)    (1,943)    (1,518)
  Proceeds from sale of Wafer Fab                                     -          -      3,370
  Proceeds from sale of Terraillon                                    -          -     18,197
  Cash received from receiver                                         -        212      1,064
  Proceeds from sale of thinner line                                  -     11,418          -
  Acquisition of business, net of cash acquired                 (43,691)         -          -
                                                               ---------  ---------  ---------
    Net cash provided by (used in) investing activities         (48,322)     9,687     21,113
                                                               ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under secured note                                       -      3,000      9,300
  Payment under promissory notes                                      -     (5,000)    (7,300)
  Borrowing under bank line of credit agreement                       -          -     20,568
  Repayments under bank line of credit agreement                      -     (3,260)   (46,371)
  Payment of promissory notes                                         -          -       (218)
  Proceeds from long term debt                                   20,000          -          -
  Repayment of long term debt                                      (500)         -          -
  Repayments under revolver                                     (12,695)         -          -
  Borrowings under revolver                                      14,095          -          -
  Payment of deferred financing costs (net)                           -        (25)      (291)
  Proceeds from exercise of options and warrants                  1,200      1,777        134
                                                               ---------  ---------  ---------
    Net cash provided by (used in) financing activities          22,100     (3,508)   (24,178)
                                                               ---------  ---------  ---------
Effect of exchange rates                                            (27)        (4)       365
                                                               ---------  ---------  ---------
Net change in cash and cash equivalents                         (14,872)    16,580        347
Cash used in discontinued operations                                  -          -     (1,413)
Cash and cash equivalents, beginning of year                     19,274      2,694      3,760
                                                               ---------  ---------  ---------
Cash and cash equivalents, end of period                       $  4,402   $ 19,274   $  2,694
                                                               ---------  ---------  ---------
Supplemental Cash Flow Information:
Cash paid (refunded) during the period for:
  Interest                                                     $    519   $    334   $  2,582
  Taxes                                                           1,778      1,193          -
  Taxes refunded                                                   (109)         -       (588)
Noncash investing and financing transactions
   Common stock issued in connection with acquisition               476          -          -
   Notes issued for acquisition                                   3,000          -          -
   Deferred acquisition payments                                  5,789          -          -
   Liabilities assumed                                            7,582          -          -
   Cash paid, net of cash acquired                               43,691          -          -
   Fair value of assets acquired                               $ 61,578   $      -   $      -

  The accompanying notes are an integral part of these consolidated financial statements.

MEASUREMENT SPECIALTIES INC.
Notes to Consolidated Financial Statements at and for the year ended MARCH 31, 2005
($ IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  DESCRIPTION OF BUSINESS:

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (the "Subsidiaries").

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

MSI Sensors (Asia) Limited (formerly named Measurement Limited, organized in Hong Kong) owns all of the shares of MSI Sensors (China) Limited (formerly named Jingliang Electronics (Shenzhen) Co. Ltd, organized in the Peoples Republic of China). Kenabell Holding BVI owns all of the shares of MSI Sensors (Asia) Limited and ML Cayman. All the companies are included in the consolidated financial statements of the group.

In the quarter ended March 31, 2005, as part of a foreign tax planning restructuring, the Company completed the reorganization of its European subsidiaries which includes, Entran SA and Humirel SA. This reorganization involved transferring ownership of these subsidiaries to a Cyprus holding company under Kenabell Holding BVI, named Acalon Holdings Limited. In conjunction with this reorganization, the ownership of Kenabell Holding BVI was also transferred to Measurement Specialties Foreign Holdings Corporation, a Delaware corporation.

IC Sensors Inc., a California corporation ("IC Sensors") continues as a wholly-owned subsidiary of the Company.

The Company has made the following acquisitions which are included in the consolidated financial statements as of the effective date of acquisition (See
Note 5):

                                               EFFECTIVE
                                               DATE OF
ACQUIRED COMPANY                               ACQUISITION       COUNTRY
Elekon Industries USA, Inc. ("Elekon")         June 24, 2004     USA
Entran Devices, Inc. and Entran SA ("Entran")  July 16, 2004     USA and France
Encoder Devices, LLC ("Encoder")               July 16, 2004     USA
Humirel, SA ("Humirel")                        December 1, 2004  France
MWS Sensorik GmbH ("MWS Sensorik")             January 1, 2005   Germany
Polaron Components Ltd  ("Polaron")            February 1, 2005  United Kingdom

Elekon, Entran, Humirel and MWS Sensorik are wholly-owned subsidiaries of the Company.

All significant inter-company balances and transactions have been eliminated.

RECLASSIFICATIONS:

The presentation of certain prior year information has been reclassified to conform to the current year presentation.

The Company reclassified $6,272 of the current deferred tax asset as of March 31, 2004 to long-term, since a portion of the deferred tax assets will be utilized beyond twelve months. Additionally, the Company reclassified $2,830 as of March 31, 2004 of the deferred gain on sale of assets to current from long-term, since a portion of the deferred gain on sale would be recognized during the next twelve months.


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

FAIR VALUE OF FINANCIAL INSTRUMENTS:

Cash equivalents and short-term debt are carried at cost, which approximates fair value due to the short-term nature of such instruments. Long-term debt is carried at cost, which management believes approximates fair value because the interest rate on such instruments approximated market yields at March 31, 2005. There was no long-term debt at March 31, 2004.

INVENTORIES:

Inventories are valued at the lower of cost or market (LCM). For purposes of analyzing the LCM, market is current replacement cost. Market cannot exceed the net realizable value (i.e., estimated selling price in the ordinary course of business less reasonably predicted costs of completion and disposal) and market shall not be less than net realizable value reduced by an allowance for an approximately normal profit margin. In evaluating LCM, management also considers, if applicable, other factors as well, including known trends, market conditions, currency exchange rates and other such issues. If the utility of goods is impaired by damage, deterioration, obsolescence, changes in price levels or other causes, a loss shall be charged as cost of sales in the period which it occurs.

The Company makes purchasing decisions principally based upon firm sales orders from customers, the availability and pricing of raw materials and projected customer requirements. Future events that could adversely affect these decisions and result in significant charges to our operations include slowdown in customer demand, customer delay in the issuance of sales orders, miscalculation of customer requirements, technology changes that render raw materials and finished goods obsolete, loss of customers and/or cancellation of sales orders. The Company establishes reserves for its inventories to recognize estimated obsolescence and unusable items on a continual basis.

Products that have existed in inventory for one calendar year with no usage and that have no current demand or no expected demand, will be considered obsolete and fully reserved. Obsolete inventory approved for disposal is written-off against the reserve. Furthermore, consideration is given to ultimate circumstances when recording inventory reserves and the disposal of inventory considered obsolete. Market conditions surrounding products are also considered periodically to determine if there are any net realizable valuation matters, which would require a write-down of any related inventories. If market or technological conditions change, it may result in additional inventory reserves and write-downs, which would be accounted for in the period of change. The level of inventory reserves reflects the nature of the industry whereby technological and other changes, such as customer buying requirements, result in impairment of inventory.

PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives of the assets. Normal maintenance and repairs of property and equipment are expensed as incurred. Renewals, betterments and major repairs that materially extend the useful life of property and equipment are capitalized.

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

Realization of a deferred tax asset is dependent on generating future taxable income. During the fiscal year ended March 31, 2002 the Company provided a valuation allowance against deferred tax assets since it believed at the time that enough uncertainty existed regarding the realizability of its deferred tax assets. The Company reversed this valuation allowance for the year ended March 31, 2004. The analysis of positive evidence supporting the conclusion that the valuation allowance was no longer applicable included the assessment of three key issues that principally lead to the allowance: Substantial operating losses, debt and pending litigation. The analysis supporting the reversal of the valuation allowance was straight-forward, as the positive evidence which could be objectively verified outweighed the negative evidence. Current and expected results of the Company, as well as taking into account the status of litigation at that time, indicated that the valuation allowance was not needed. The Company had fully executed a restructuring whereby the Company returned to profitability, as supported by the strong earnings during fiscal 2004, coupled with the elimination of debt, a forecast indicating the Company would generate more than enough taxable income to realize the deferred tax assets and the status of litigation, the Company reversed the valuation allowance for the deferred tax assets. (See Note 15 for a discussion of the status of the Company's litigation and see Note 12 regarding Income Taxes.)

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


GOODWILL:

As of March 31, 2005, 2004 and 2003, the Company has tested its goodwill for impairment under the provisions of SFAS No. 142, and no impairment charges were deemed necessary. See Note 5 for further discussion of the impact of SFAS No. 142 on the Company's financial position and results of operations.

Per SFAS No. 142, management assesses goodwill for impairment at the reporting unit level on an annual basis or more frequently under certain circumstances. Such circumstances include (i) significant adverse change in legal factors or in the business climate, (ii) an adverse action or assessment by a regulator, (iii) unanticipated competition, (iv) a loss of key personnel, (v) a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, and (vi) recognition of an impairment loss in a subsidiary that is a component of a reporting unit. Management must make assumptions regarding estimating the fair value of the company reporting units. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges would be included in general and administrative expenses in the Company's statements of operations, and would result in reduced carrying amounts of the goodwill.

BUSINESS COMBINATIONS:

In all acquisitions, the purchase price of the acquired business is allocated to the assets acquired and liabilities assumed at their fair values on the date of the acquisition. The fair values of these items are based upon management's estimates. Certain of the acquired assets are intangible in nature, including customer relationships, patented and proprietary technology, covenants not to compete, trade names and order backlog. The excess purchase price over the amounts allocated to the assets is recorded as goodwill.

All such valuation methodologies, including the determination of subsequent amortization periods, involve significant judgments and estimates. Different assumptions and subsequent actual events could yield materially different results.

LONG-LIVED ASSETS:

The Company accounts for the impairment of long-lived assets in accordance with FAS 142, "Accounting for Goodwill and Other Intangible Assets" and FAS 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". Long-lived assets, such as property, plant, and equipment, and purchased intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Management assesses the recoverability of long-lived assets whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review:

     i. Significant underperformance relative to expected historical or projected future operating results;
    ii.   Significant negative industry or economic trends;
   iii.   Significant decline in stock price for a sustained period; and
    iv.   A change in market capitalization relative to net book value.

If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using a projected discounted cash flow method at the appropriate level (lowest level at which cash flows is identifiable).

Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. Other factors could include, among other things, quoted market prices, or other valuation techniques considered appropriate based on the circumstances. If these estimates or related assumptions change in the future, an impairment charge may need to be recorded. Impairment charges would be included in our statements of operations, and would result in reduced carrying amounts of the related assets on our balance sheet.

REVENUE RECOGNITION:

Revenue is recognized when earned, which occurs when the following four conditions are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. Certain consumer products may be sold with a provision allowing the customer to return a portion of products. The Company provides for allowances for returns based upon historical and estimated return rates. The amount of actual returns could differ from estimates. Changes in estimated returns would be accounted for in the period of change.

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

On January 30, 2004, Conair Corporation purchased certain assets of the Company's Thinner(R) branded bathroom and kitchen scale business, including worldwide rights to the Thinner(R) brand name and exclusive rights to the Thinner(R) designs in North America. The Company has accounted for the sale of this business under the guidance of EITF 00-21. As a significant portion of the proceeds from the sale was in fact an up-front payment for future lost margins, the majority of the gain on sale has been deferred and will be amortized into revenues in future periods over the estimated remaining lives for those products sold to Conair. (See Note 6 for a discussion of the sale of the business to Conair).

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

ADVERTISING COSTS:

Advertising costs are included in selling, general and administrative expenses and are expensed when the advertising or promotion is published. Advertising expenses for the years ended March 31, 2005, 2004 and 2003 were approximately $358, $322, and $539, respectively.


WARRANTY RESERVE:

The Company's sensor and consumer products generally are marketed under warranties to end users of up to five years. Factors affecting the Company's warranty liability include the number of products sold and historical and anticipated rates of claims and cost per claim. The Company provides for estimated product warranty obligations at the time of sale, based on its historical warranty claims experience and assumptions about future warranty claims. This estimate is susceptible to changes in the near term based on introductions of new products, product quality improvements and changes in end user application and/or behavior.

The following table summarizes the warranty reserve:

                                                     YEAR ENDED MARCH 31,
                                                   2005    2004       2003
Total Warranty Reserve (Beginning)                 (669)    (762)        (685)
Expense for Warranties issued during the period    (110)    (333)        (641)
Costs to repair products                             86      151          154
Costs to replace products                           244      275          410
                                                  ----------------------------
Total Warranty Reserve (Ending)                   $(449)  $ (669)  $     (762)
                                                  ============================



COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) consists of net earnings or loss for the period, the impact of unrealized foreign currency translation adjustments and unrealized gains and losses on certain derivative financial instruments accounted for as cash flow hedges.

STOCK BASED COMPENSATION

The Company has two stock-based employee compensation plans, which are described more fully in Note 14. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its plans. There was no compensation expense recognized in 2005, 2004 and 2003 as a result of options issued with an exercise price below the underlying stock's market price. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation", using the assumptions described in Note 14, to its stock-based employee plans.


                                                       YEAR ENDED MARCH 31
                                                    2005     2004      2003
                                                   ---------------------------

Net income (loss), as reported                     $14,826  $21,586   ($9,097)
Add:  Stock-based employee compensation
expense included in reported net
income, net of related tax effects                       -        -         -

Deduct:  Total stock-based employee compensation
   expense determined under fair value based
   method for awards granted, modified, or
  settled, net of related tax effects                1,399      290       640
                                                   ---------------------------
  Pro forma net income (loss)                      $13,427  $21,296   ($9,737)
                                                   ===========================

Earnings net income (loss) per share:
  Basic    - as reported                           $  1.11  $  1.73    ($0.76)
  Basic    - pro forma                                1.00     1.73     (0.82)
  Diluted - as reported                               1.05     1.53     (0.76)
  Diluted - pro forma                                 0.95     1.52     (0.82)


LEASES:

The Company follows SFAS No. 13, "Accounting for leases" to account for its operating leases. In accordance with SFAS No. 13, lease costs, including escalations, are provided for using the straight-line basis over the lease period. The Company leases certain production equipment and automobiles which under SFAS No. 13 are considered capital lease arrangements. SFAS No.13 requires the capitalization of leases meeting certain criteria, with related asset being recorded in property and equipment, and an offsetting amount recorded as a liability.

The Company's Consumer distribution and warehouse space in Hampton, Virginia is presently vacant due to the Conair transaction, as the Company no longer sells the Thinner(R) brand of bath and kitchen scales to retailers. The Company is presently attempting to sublease the unused space. The accounting for the Hampton lease is in accordance with the requirements for FASB 146, "Accounting for Costs Associated with Exit or Disposal Activities" whereby the Company did not record a liability for the lease as part of the consummation of the transaction with Conair because the Company still derives economic benefit from the lease.

DERIVATIVE INSTRUMENTS:

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138 and SFAS No. 149, establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.

As part of the Company's refinancing plan, in October 2002 all derivative financial instruments were satisfied. The cost of these financial instruments for the fiscal year ended March 31, 2003 was $154 and has been included in interest expense. Terraillon had certain foreign currency derivatives which effects are included in discontinued operations in 2003. In 2005 the Company purchased a number of existing foreign currency exchange contracts with the acquisition of Humirel. (See Note 18)

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123R (Revised 2004), Share-Based Payment. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, rather than disclosed in the footnotes to the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of Statement 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. FASB Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Under the effective date provisions included in Statement 123R, registrants would have been required to implement the Statement's requirements as of the beginning of the first interim or annual period beginning after June 15, 2005, or after December 15, 2005 for small business issuers. The new rule allows registrants to implement Statement 123R at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005, or December 15, 2005 for small business issuers. The Company will be required to apply FASB 123R beginning with the quarter ending June 30, 2006. The Company is currently quantifying the impact of FASB 123R, however, the Company does believe the adoption of FASB Statement 123R will have a material effect on its financial position and results of operations consistent with the pro-forma disclosures.

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

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company does not believe the adoption of FASB Statement 154 will have a material effect on its financial position or results of operations.


In December 2004, the FASB issued FASB Staff Position No. 109-1 ("FSP 109-1"),"Application of SFAS No. 109, "Accounting for Income Taxes", to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP 109-1 is effective immediately. FSP 109-1 states that the tax deduction of qualified domestic production activities, which is provided by the American Jobs Creation Act of 2004 (the "Jobs Act"), will be treated as a special deduction as described in SFAS No. 109. Consequently, the impact of the deduction, which is effective January 1, 2005, will be reported in the period in which the deduction is claimed on the Company's income tax returns. The Company does not expect FSP 109-1 to have a material effect on its financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-2 ("FSP 109-2"),"Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("Jobs Act". FSP 109-2 provides accounting and disclosure guidance related to the Jobs Act provision for the limited time 85% dividends received deduction on the repatriation of certain foreign earnings. Although adoption is effective immediately, FSP 109-2 states that a company is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. The Company is evaluating the impact of the repatriation provisions of the Jobs Act and will complete its review by December 31, 2005. It is not expected that these provisions will have a material impact on the Company's financial statements. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or net deferred tax assets to reflect the repatriation provisions of the Jobs Act.

3. INVENTORIES

Inventories are summarized as follows:

                    MARCH 31,
                  2005     2004
                 -------  -------
RAW MATERIALS    $10,679  $ 6,777
WORK-IN-PROCESS    2,008    1,210
FINISHED GOODS     7,595    2,183
                 -------  -------
                 $20,282  $10,170
                 =======  =======


Inventory reserves were $3,866 and $4,206 as of March 31, 2005 and 2004, respectively.

4. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are summarized as follows:

                                          MARCH 31,
                                    ---------------------------------------------------
                                      2005        2004              USEFUL LIFE
                                    ---------------------------------------------------
Production machinery and equipment  $ 20,083   $   14,616   5-7 years
Building                                 750            -   39 years
Tooling costs                          4,635        3,846   5-7 years
Furniture and equipment                6,348        4,138   3-10 years
Leasehold improvements                 2,219        1,780   Remaining term of the lease
Construction in progress               1,299          296   -
                                    ----------------------
   Total                              35,334       24,676
Less: accumulated depreciation and
amortization                         (20,410)     (14,048)
                                    ----------------------
                                    $ 14,924   $   10,628
                                    ======================

Depreciation expense was $3,095 , $2,824 and $3,002 for the years ended March 31, 2005, 2004, and 2003, respectively. Included in property and equipment is $646 in capital leases.

5. ACQUISITIONS, GOODWILL AND ACQUIRED INTANGIBLES


Recent Acquisitions:

As part of its growth strategy in the Sensors segment, the Company made six acquisitions during the year ended March 31, 2005. Proforma financial statements are not presented for Elekon, Entran, Encoder, MWS and Polaron acquisitions because the test of significance for the acquired companies is below the prescribed thresholds. Only the Humirel acquisition meets the test of significance, and accordingly, proforma financial statements are presented below.

Elekon:

On June 24, 2004, the Company acquired 100% of the capital stock of Elekon Industries USA, Inc. ("Elekon") for $7,766 ($4,500 in cash at the closing, $3,000 in unsecured Promissory Notes ("Notes") and $266 in acquisition costs). The terms of the Notes amortize over a period of three years, are payable quarterly and bear interest at a rate of 6%. If certain performance targets are achieved, an additional $3,000 could be paid to the principals of Elekon. If paid, these amounts will be treated as additional acquisition costs and will increase the amount of goodwill associated with the acquisition. At this time, it does not appear the performance targets for additional payments will be achieved. Elekon is based in Torrance, California where it designs and manufactures optical sensors primarily for the medical and security markets. The transaction was recorded as a purchase, and is included in the consolidated financial results from the date of acquisition through March 31, 2005. The Company has recorded goodwill of $4,143. Included in the goodwill is $248 resulting from the recording of deferred tax liabilities as part of the acquisition. Set forth below is a summary of the amount of purchase price allocated to intangibles related to the Elekon acquisition:

     Description             Life     Value
------------------------  ----------  ------
Customer relationships    Indefinite  $1,870
Patents                      18.5        775
Proprietary technology        10         510
Covenants not-to-compete       3         620
                                      ------
                                      $3,775
                                      ======


Below is a condensed balance sheet for the acquired business on the date of acquisition:

       ELEKON INDUSTRIES, INC.
       CONDENSED BALANCE SHEET
        OF ACQUIRED ENTITY AT
            JUNE 24, 2004

Assets
     Accounts Receivable     $  501
     Inventory                  829
     Property and equipment     169
     Others                      20
                             -------
                              1,519
                             -------
Liabilities
     Accounts Payable        (1,321)
     Others                    (102)
                             -------
                             (1,423)
                             -------
Net Assets Acquired          $   96
                             =======



Entran:

On July 16, 2004 the Company acquired 100% of the capital stock of Entran Devices, Inc. and Entran SA ("Entran") for $10,841 ($6,000 in cash at the closing, $1,195 in certain liabilities discharged at closing, $3,254 in deferred payments and $392 in acquisition costs). The Company will pay a deferred payment of $2,254 on July 16, 2006, and will pay an additional $1,000 upon the earlier of October 31, 2005 or the date of the elimination of the lease expense and certain other expenses related to the Fairfield, NJ Facility. Entran, based in Fairfield, NJ and Les Clayes-sous-Bois, France, is a designer/manufacturer of acceleration, pressure and force sensors sold primarily to the automotive crash test and motor sport racing markets. The transaction was recorded as a purchase, and is included in the consolidated financial results from the date of acquisition through March 31, 2005. Included in total goodwill of $ 7,271 for Entran is $320 resulting from the recording of deferred tax liabilities as part of the acquisition. Set forth below is a summary of the amount of purchase price allocated to intangibles related to the Entran acquisition:

    Description         Life  Value
----------------------  ----  ------
Customer relationships   7    $  700
Order Backlog            1       100
                              ------
                              $  800
                              ======

Below is a condensed balance sheet for the acquired business on the date of acquisition:


     ENTRAN DEVICES, INC. AND ENTRAN SA
         CONDENSED BALANCE SHEET
          OF ACQUIRED ENTITY AT
             JULY 16, 2004

Assets
     Cash                    $  246
     Accounts Receivable      2,002
     Inventory                1,513
     Property, plant and
     equipment                1,000
     Others                     273
                             -------
                              5,034
                             -------
Liabilities
     Accounts Payable        (1,735)
     Others                    (209)
                             -------
                             (1,944)
                             -------
Net Assets Acquired          $3,090
                             =======

Encoder:

On July 16, 2004 the Company acquired the assets of Encoder Devices, LLC ("Encoder") for $4,577 ($4,000 in cash at the closing, $400 in deferred payments and $177 in acquisition costs). The Company will pay the deferred payment of $400 on July 16, 2005. Encoder, based in Plainfield, IL, is a designer /manufacturer of rotational sensors (encoders) utilizing magnetic encoding technology. The Company recorded $ 3,852 of goodwill associated with the Encoder acquisistion. The transaction was recorded as a purchase and is included in the consolidated financial results from the date of acquisition through March 31,2005. Set forth below is a summary of the amount of purchase price allocated to intangibles related to the Encoder acquisition:

    Description           Life  Value
------------------------  ----  ------

Patents                   19.5  $  137
Covenants not-to-compete    3      283
                                ------
                                $  420
                                ======


Below is a condensed balance sheet for the acquired business on the date of acquisition:



          ENCODER DEVICES LLC
        CONDENSED BALANCE SHEET
         OF ACQUIRED ENTITY AT
             JULY 15, 2004

Assets
     Accounts Receivable     $ 96
     Inventory                134
     Property and equipment   251
     Others                    36
                             -----

                              517
                             -----
Liabilities
     Accounts Payable        (203)
     Others                    (9)
                             -----
                             (212)
                             -----
Net Assets Acquired          $305
                             =====


Humirel:

Effective on December 1, 2004, the Company acquired the stock of Humirel SA ("Humirel"), a designer/manufacturer of humidity sensors and assemblies based in France, for 19,000 Euro, or $26,153 ($23,400 at close, $1,815 in deferred payment, and $939 in acquisition costs). The deferred payment is due payable on the second anniversary (less any applicable offsets) and bears interest at the rate of 3% per annum. In addition, the sellers can earn up to an additional 6,300 Euro, or $8,400, if certain performance hurdles, including achieving established net sales and gross margin levels in 2005, are achieved. Management shareholders also received $476 of the closing consideration in restricted stock, or 20,000 shares. The transaction was financed with a term credit facility issued by a syndicate of lending institutions, led by a new lender for the Company (See Note 7). The transaction was recorded as a purchase, and is included in the consolidated financial results from the date of acquisition through March 31, 2005. Set forth below is a summary of the amount of purchase price allocated to intangibles related to the Humirel acquisition. The Company has recorded goodwill of $19,029 for the acquisition and intangibles of $4,573. Included in the goodwill is $655 resulting from the recording of deferred tax liabilities as part of the acquisition:

      Description       Life  Value
----------------------  ----  ------

Customer relationships     8  $2,623
Patents                   13   1,455
Tradename                  3     232
Backlog                    1     261
                              ------
                              $4,571
                              ======

Below is a condensed balance sheet for the acquired business on the date of acquisition:

                 HUMIREL SA
           CONDENSED BALANCE SHEET
            OF ACQUIRED ENTITY AT
              DECEMBER 1, 2004

Assets
     Cash                               $   994
     Accounts Receivable                  1,513
     Inventory                            1,755
     Property and equipment               1,472
     Others                                 744
                                        --------
                                          6,478
                                        --------
Liabilities
     Accounts Payable
     Current portion of long-term debt   (1,268)
                                           (588)
     Long-term debt, net of current      (1,914)
                                        --------


                                         (3,770)
                                        --------
Net Assets Acquired                     $ 2,708
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


                               2005      2004
Net sales                    $145,961  $118,504
Net income                     15,365    21,769
Net income per common share
   Basic                         1.15      1.77
   Diluted                       1.09      1.56


MWS Sensorik:

Effective January 1, 2005, the Company acquired MWS Sensorik GmbH ("MWS" or "Sensorik"), for 900 Euro (650 Euro at close and 250 in deferred payments) or approximately $1,200. The Company has placed this deferred payment into escrow at closing. It will be released from escrow on the first anniversary. MWS, based in Pfaffenhofen, Germany, integrates and distributes accelerometers and other sensors, sold primarily to the automotive crash test market. MWS has historically used MSI's silicon micromachined accelerometer as their die for piezoresistive sensors. The transaction was recorded as a purchase, and is included in the consolidated financial results from the date of acquisition through March 31, 2005. The Company has recorded goodwill of $443 and intangibles of $751 for the acquisition. Included in the goodwill is $257 resulting from the recording of deferred tax liabilities as part of the acquisition. Set forth below is a summary of the amount of purchase price allocated to intangibles related to the MWS acquisition:

      Description       Life  Value
----------------------  ----  ------
Customer relationships   8    $  700
Backlog                  1        51
                              ------
                              $  751
                              ======


Below is a condensed balance sheet for the acquired business on the date of acquisition:

         MWS SENSORIK GMBH
      CONDENSED BALANCE SHEET
       OF ACQUIRED ENTITY AT
           JANUARY 1, 2005

Assets
     Accounts Receivable     $ 252
     Inventory                 189
     Property and equipment     49
     Others                      6
                             ------
                               496
                             ------


Liabilities
     Accounts Payable
     Others                  $ (58)
                              (175)
                             ------
                              (233)
                             ------
Net Assets Acquired          $ 263
                             ======


Polaron:

Effective February 1, 2005, the Company has acquired certain assets of the industrial pressure sensing business of Polaron Components Limited in the United Kingdom, for GBP 1,200 or approximately $2,478 ($2,460 at close and $18 in acquisition costs). The assets were acquired by the Company's Chinese subsidiary, MSI Sensors (China) Limited. The transaction is a vertical integration move for the Company, as Polaron distributed certain of the Company's products in the UK and the Company distributed Polaron products in North America and Asia. MSI had been manufacturing Polaron pressure products in its wholly owned subsidiary in China. The transaction was recorded as a purchase, and is included in the consolidated financial results from the date of acquisition through March 31, 2005. The Company has recorded goodwill of $1,081 and intangibles of $1,003 for the acquisition. Set forth below is a summary of the amount of purchase price allocated to intangibles related to the Polaron acquisition:

      Description       Life  Value
----------------------  ----  ------

Customer relationships   8    $  900
Backlog                  1       103
                              ------
                              $1,003
                              ======


Below is a condensed balance sheet for the acquired business on the date of acquisition:

     POLARON COMPONENTS LTD.
     CONDENSED BALANCE SHEET
      OF ACQUIRED ENTITY AT
        FEBRUARY 1, 2005

Assets
     Inventory               $ 388
     Property and equipment      7
                             -----
Net Assets Acquired          $ 395
                             =====


Acquired Intangibles:

In connection with current and previous acquisitions, the company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade names, and order backlogs. The gross amounts and accumulated amortization, along with the range of amortizable lives is as follows:

                                                                2005                     2004
                                                   -------------------------------------------------------------
                                                    Gross    Accumulated             Gross    Accumulated
                                          Life     Amount   Amortization     Net    Amount   Amortization   Net
                                       -------------------------------------------------------------------------
Amortizable intangible assets:
     Customer relationships               7-8      $ 4,923         ($230)  $ 4,693        -             -      -
     Patents                             6-19.5      2,559          (221)    2,338      192          (146)    46
     Tradenames                             3          232           (41)      191        -             -      -
     Backlogs                               1          515          (177)      338        -             -      -
     Covenants not-to-compete               3          903          (222)      681        -             -      -
     Proprietary Technology                10          510           (38)      472        -             -      -
                                                   -------  -------------  -------  -------  ------------  -----
                                                     9,642          (929)    8,713      192          (146)    46
     Unamortizable intangible assets:                                            -                             -
     Customer relationships            Indefinite    1,870             -     1,870        -             -      -
                                                   -------------------------------------------------------------
                                                   $11,512         ($929)  $10,583  $   192         ($146)  $ 46
                                                   =============================================================


Amortization Expenses is expected to be as follows:

     Year       Amortization Expense
     ----       --------------------
     2006             1,571
     2007             1,220
     2008               973
     2009               840
     2010               839
     Therafter        3,270


Goodwill:

A summary of the goodwill is as follows:

                              SENSORS
BALANCE AS OF MARCH 31, 2002  $  4,191
Impairment loss                      -
Other                                -
                              --------
BALANCE AS OF MARCH 31, 2003     4,191
Impairment loss                      -
                              --------
BALANCE AS OF MARCH 31, 2004     4,191
Elekon                           4,143
Entran                           7,271
Encoder                          3,852
Humirel                         19,029
MWS Sensorik                       443
Polaron                          1,081
Impairment loss                      -
                              --------
BALANCE AS OF MARCH 31, 2005  $ 40,010
                              ========


Impairment Testing:

The fair value of the Company's reporting units was determined using the implied fair value approach. This process was completed in the fiscal quarters ended March 31, 2005, 2004 and 2003 for asset values as of these respective dates. According to the guidelines established under SFAS 142, there was no impairment for any of the Company's reporting units.

Deferred Acquisition Payments:

In connection with the acquisitions, following is a summary of the deferred acquisition payments outstanding at March 31, 2005:

              Current   Long-term   Total
              --------  ----------  ------
Entran        $  1,000  $    2,254  $3,254
Encoder            400           -     400
Humirel              -       1,815   1,815
MWS Sensorik       320           -     320
              ----------------------------
              $  1,720  $    4,069  $5,789
              ============================

6. DISCONTINUED OPERATIONS AND GAIN ON SALE OF ASSETS:

BACKGROUND: As more fully discussed below, the Company sold all of the outstanding stock of Terraillon, previously a component of the Company's Consumer Products segment, in September 2002, and placed Schaevitz UK previously a component of the Company's Sensor segment, into receivership in June 2002. The Company sold the assets, principally property and equipment, related to its IC Sensors silicon wafer fab manufacturing operations, previously a component of the Company's Sensor segment, in July 2002. The amounts for Schaevitz UK on the consolidated statements of operations for the fiscal years ended March 31, 2004 and 2003 and the amounts for Terraillon for the fiscal years ended March 31, 2003 have been reclassified as discontinued operations to reflect the disposal of these operating units.


SCHAEVITZ UK : The Company placed Schaevitz UK into receivership on June 5, 2002 pursuant to the terms of a Mortgage Debenture dated February 28, 2001, as the Company was no longer in a position to support its losses. Schaevitz UK's landlord has a potential dilapidation claim of up to 350 Pounds Sterling against Schaevitz UK that arose on the expiration of the lease of 543/544 Ipswich Road Trading Estate, Slough, Berkshire, England on June 23, 2002. The amounts for Schaevitz UK on the consolidated statements of operations for the fiscal years ended March 31, 2004 and 2003 have been reclassified as discontinued operations to reflect the disposal of this operating unit. During the fiscal year ended March 31, 2003, the Company incurred $3,511 of costs and expenses in connection with the liquidation of Schaevitz UK, which consisted of write down of prepaid pension costs of $2,309 and receiver and other costs of $1,202. The amount recovered from the liquidation was approximately $1,064, of which $439 is reflected as gain on disposal of discontinued units. In the fiscal year ended March 31, 2004, the Company recovered an additional $212 from the final liquidation. This amount is reflected as income from discontinued operations.


IC SENSORS: In July 2002, the Company sold the assets, principally property and equipment, related to its silicon wafer fab manufacturing operation in Milpitas, CA to Silicon Microstructures, Inc. (SMI), a wholly-owned subsidiary of Elmos Semiconductor AG. The wafer fab operation was formerly part of the Company's IC Sensors division. The price paid by SMI for the assets was approximately $5,250, consisting of approximately $3,370 in cash and $1,880 in prepaid credit for products and services, subject to reduction under certain circumstances. Approximately $900 of the cash purchase price was used to satisfy an outstanding equipment lease obligation. The prepaid credit for products and services, as utilized, has been accounted as a component of wafer costs. The gain on this sale was approximately $159, net of tax, and has been reflected as "Gain on Sale of Assets" for the fiscal year ended March 31, 2003.


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

CONSUMER PRODUCTS THINNER(R) BRAND: On January 30, 2004, Conair Corporation (Conair) purchased certain assets of the Company's Thinner(R) branded bathroom and kitchen scale business. Under the terms of the Agreement of Purchase and Sale of Assets, dated January 30, 2004, Conair Corporation acquired certain assets associated with the sale of Thinner(R) brand bathroom and kitchen scales, including worldwide rights to the Thinner(R) brand name and exclusive rights to the Thinner(R) designs in North America. Assets sold to Conair included, among other things, all inventories of finished scales, open customer purchase orders, and patents. The Company previously sold its Thinner(R) branded scales directly to retailers, predominately in the U.S. and Canada. On a going-forward basis, the Company expects to supply these scales directly to Conair.

The Company has accounted for the sale of this business under the guidance of EITF 00-21. As part of the asset purchase agreement with Conair, the Company has agreed to supply Conair existing models of bathroom and kitchen scales at prices that approximate cost to manufacture the product. Accordingly, a significant portion of the $12,418 proceeds from the sale of the business was in fact an up-front payment for future lost margins. Of the $12,418 proceeds, $11,418 was received in February 2004, and additional $1,000 was released from escrow in April 2004. The estimated total gain ("total gain"), prior to any deferral, was approximately $8,565 and is subject to further adjustments. In order to arrive at the amount of the total gain on sale that should be deferred and amortized into future periods, the Company analyzed the estimated lost margins on an OEM basis for the Thinner(R) branded bathroom and kitchen scale models sold to Conair. The basis of the calculation was to determine the estimated remaining product lives for those Thinner(R) branded bathroom and kitchen scale models sold to Conair. Based upon this analysis, barring any new product introduction or material change to the competitive landscape, it is estimated that the Company would have been able to continue to sell these Thinner(R) branded bathroom and kitchen scale models into the marketplace for approximately an additional 4.25 years. Applying these factors, it was determined that $7,142 of the total gain should be deferred and amortized over the remaining life cycle of the Thinner(R) branded bathroom and kitchen scale models sold to Conair. Accordingly, the Company recorded a gain on the sale of the assets of $1,424 (reflected as "Gain on Sale of Assets"), and included $2,978 and $398 in "net sales" for the amortization of the deferred gain in the fiscal years ended March 31, 2005 and 2004. The balance of the deferred gain recorded on the balance sheet at March 31, 2005 is $3,764.

7. LONG-TERM DEBT:

Revolving Credit Facility

On December 17, 2004, the Company entered into a new, $35,000 five-year credit agreement with GE Commercial Finance, Commercial & Industrial Finance ("GE"), comprised of a $20,000 term loan and $15,000 revolving credit facility. JP Morgan Chase Bank, N.A. and Wachovia Bank, National Association participated in the syndication. Interest accrues on the principal amount of borrowings at a rate based on either a London Inter-bank Offered Rate (LIBOR) rate plus a LIBOR margin or at an Index (a prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at the election of the borrower. From the closing date to the second anniversary date of the closing, the applicable LIBOR and Index Margins are 4.50% and 2.75%, respectively, and from the second anniversary, the applicable LIBOR and Index Margins are 4.25% and 2.50%, respectively, subject to a 2% increase upon the occurrence of an event of default under the credit agreement. The term loan is payable in nineteen equal quarterly installments beginning on March 1, 2005 through December 17, 2009. Proceeds from the new credit facility were primarily used to support the acquisition of Humirel (See
Note 5), ordinary working capital and general corporate needs and replaced the $15,000 revolving credit facility with Bank of America Business Capital (formerly Fleet Capital Corporation). The Company has provided a security interest in substantially all of the Company's assets as collateral for the new credit facilities. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, and other related items, with the most restricted covenant being limitations on annual capital expenditures. At March 31, 2005, the Company was in compliance with applicable debt covenants.

As of March 31, 2005, the Company utilized the LIBOR based Index Rate, and the interest rate applicable to borrowings under the revolving credit facility was 8.5%. As of March 31, 2005, the outstanding borrowings on the term loan and revolver, which is included in short-term debt, were $19,500 and $1,400, respectively, and the Company had the right to borrow an additional $13,600 under the revolving credit facility. The revolving credit facility is not directly based on any borrowing base requirements.

Previous Revolving Credit Facility

On January 31, 2003, the Company entered into a $15,000 revolving credit facility with Bank of America Business Capital ("BOA") (formerly Fleet Capital Corporation). On December 17, 2004, the revolving credit facility with BOA was replaced by the new $35,000 credit agreement with GE. In connection with the refinancing, the Company expensed in December 2004, the $125 in related deferred financing costs, as well as a $100 early loan termination fee in selling, general and administrative expenses. The BOA credit facility was secured by a lien on substantially all of the Company's assets. Interest accrued on the principal amount of borrowings under this facility at a fluctuating rate per year equal to the lesser of BOA's prime rate for commercial loans plus one percent (subject to a two percent increase upon the occurrence of an event of default under the loan agreement). As of December 17, 2004, the interest rate applicable to borrowings under the old revolving credit facility was 6.25%. Commitment fees on the unused balance were equal to .375% per annum of the average monthly amount by which $15,000 exceeded the sum of the outstanding principal balance of the revolving credit loans. Commitment fees paid during the quarter ended December 31, 2004 were $5.

The weighted average interest rate for the above credit facilities was 7.26% for the year ended March 31, 2005. The average amount outstanding under the agreements for the year ended March 31, 2005 was $8,455. As of March 31, 2005, the Company had interest of $243 accrued in Accrued Expenses and other Current Liabilities.

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

The relative estimated fair value of the warrant of $452 was recorded as a debt discount, and was charged to interest expense in the fiscal year ended March 31, 2004, over the original term of the debt, which was originally due on January 31, 2003.


Amendment to bridge loan

In January 2003, the Company used a portion of the proceeds from the BOA revolving credit facility to reduce the principal amount outstanding under the bridge loan to $2,000.

Second amendment to bridge loan

On April 11, 2003, the Company entered into a second amendment to the bridge loan to increase the aggregate principal amount of the Subordinated Note in favor of Castletop Capital, L.P. from $2,000 to $5,000. No other changes were made to the note. The additional borrowing was used to fund the $3,200 renewal premium payable in connection with the renewal of the Company's Directors and Officers liability insurance coverage (which renewal premium represented a combination of the market premium for D&O coverage for the period from April 7, 2003 through April 7, 2004 plus the Company's contribution toward a potential settlement in the class action lawsuit) (See Note 15). The revolving credit agreement prohibited the Company from prepaying the bridge loan before September 30, 2003. In September 2003, with authorization from BOA, the Company retired this facility by repaying $5,000 in borrowings to Castletop.


Promissory Notes

In connection with the acquisition of Elekon Industries USA, Inc. (See Note 5), the Company issued unsecured Promissory Notes ("Notes") totaling $3,000, of which $2,300 was outstanding and $1,200 considered current at March 31, 2005. The Notes amortize over a period of three years, are payable quarterly and bear interest at 6%.

Other Short-Term Debt

In connection with the acquisition of Entran and Humirel, the Company assumed outstanding short-term borrowing. $685 of this assumed short-term borrowing remains outstanding at March 31, 2005 and is included in short-term debt in the consolidated balance sheet.

Short-term debt at March 31, 2005:

Revolver                                $1,400
Assumed European short-term
  borrowings                               685
                                        ------
                                        $2,085
                                        ======


The following long-term debt and notes were outstanding at March 31, 2005:


Prime or LIBOR plus 2.75% five year term
loan payable in nineteen quarterly
installments of $500 through 2009 with a
final installment due on December 17, 2009.  $19,500

Governmental loans from French agencies at
no interest and payable based on R&D
expenditures.                                    702

Term credit facility with six banks at an
interest rate of 4% payable through 2010.      1,036

6% Promissory notes payable in twelve equal
installments through September 20, 2007        2,300
                                             -------
                                              23,538
Less long-term debt and notes due currently    3,510
                                             -------
                                             $20,028
                                             =======


The principal payments of long-term debt are as follows:

              Term             Sub-    Promissory
              Loan    Other    Total      Notes      Total
      2006  $ 2,000  $  310  $ 2,310  $     1,200  $ 3,510
      2007    2,000     295    2,295        1,000    3,295
      2008    2,000     478    2,478          100    2,578
      2009    2,000     380    2,380            -    2,380
      2010   11,500     141   11,641            -   11,641
Thereafter        -     134      134            -      134
            ----------------------------------------------
     Total  $19,500  $1,738  $21,238  $     2,300  $23,538

8. SHAREHOLDERS' EQUITY:

The Company is authorized to issue 21,200,000 shares of capital stock, of which 221,756 shares have been designated as serial preferred stock and 20,000,000 shares have been designated as common stock. Each share of common stock has one vote. The Board of Directors has not designated 978,244 authorized shares of preferred stock.

In August 2001, the Company completed an underwritten offering of 2,530,000 shares of its common stock, including the exercise of the over allotment option. The stock was priced at $13.50 per share resulting in proceeds of $30,874, net of underwriting discount of $2,201 and expenses of $1,080. Of the proceeds, $10,669 was used to fund the Terraillon acquisition (See Note 6), and $9,169 was used to repay then outstanding principal on the former term loan.

In December 2001, the Company issued 314,081 shares of common stock in a private placement to a member of the Board of Directors. The purchase price was $2,008 or $6.37 per share, which was an eight percent discount from the average closing price for the twenty trading days preceding December 24, 2001, the effective date of the purchase. These monies that were received in January 2002 were used to fund operations and repay debt. The Company is required to file a registration statement on Form S-3 to register the resale of these shares following the first anniversary from the effective date. As of March 31, 2005 such form has not yet been filed.

On October 31, 2002, Castletop Capital, LP was issued warrants to purchase 297,228 shares of the Company's common stock in conjunction with the $9,300 loan made to the Company on that date. The warrants had an exercise price of $1.64 per share, and had an exercise period of five years. The Company valued these warrants using a Black-Scholes model at $452, recorded such value as debt discount and charged the discount to interest expense over the life of the debt, which was originally due on January 31, 2003 (See Note 7). On June 26, 2003, Castletop exercised its warrant to purchase 297,228 shares of stock at an exercise price of $1.64.

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

During the fiscal year ended March 31, 2004, we recorded a non-cash equity based compensation charge of $6,483, or $.46 per share diluted, for the vesting of the warrants issued to Four Corners Capital Partners LP, a limited partnership of which Mr. Guidone is a principal. The vesting of these warrants was based on a combination of time and performance factors. The warrants were scheduled to vest beginning the last day of July 2003 through the last day of April 2007 at a rate of 35%, 30%, 20% and 15%, respectively, in each of the four years following the grant date of the warrant. The warrants provide the right to buy shares from time to time until April 30, 2013 with the potential of a reduced vesting period if the Company's stock price reached certain levels, as shown in the table below:

        Period        Acceleration Price   Number of Shares
        Period One    $              7.50           210,000
        Period Two    $             10.00           180,000
        Period Three  $             12.00           120,000
        Period Four   $             15.00            90,000

The vesting of the warrants was accelerated and became vested on September 18, 2003, October 24, 2003, November 28, 2003, and January 22, 2004, respectively, because the Company's stock price increased to a level above the defined acceleration prices (See Note 10). There will be no additional charges resulting from these warrants issued to Four Corners as all the warrants vested in the fiscal year ended March 31, 2004.

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

Other Comprehensive Income:

The following table summarizes the components of accumulated other comprehensive income:

                                                   2005    2004   2003
                                                  ---------------------
Cumulative translation adjustment                 $(435)  $  (4)  $ 365
Changes in fair value of derivatives
for hedging                                           9       -       -
                                                  ---------------------
Other comprehensive income                         (426)     (4)    365
                                                  =====================



9. BENEFIT PLANS:

Defined Contribution Plans:

The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. Substantially all of its U.S. employees are eligible to participate after completing three months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants' contributions. The Company intends to match $249 to the plan for the fiscal year ended March 31, 2005. For the fiscal year ended March 31, 2004, the Company's matching contribution was $362. For the fiscal year ended March 31, 2003 there were no matching contributions to the plan.

Defined Benefit Plans:

The Company's European operations maintain certain supplemental defined benefit plans for substantially all of its employees. The gross amount of the future benefit to be paid for pension and retirement will be fully covered through a specific contract subscribed through an insurance company. Annual payments for this obligation total approximately $15.

10. RELATED PARTY TRANSACTIONS:

As part of the Elekon acquisition, (See Note 5) the Company has a long-term contract with Opto Circuits India, which defines a fixed pricing agreement, as well as providing intellectual property protections. Opto Circuits, a supplier of photo optic products, is a public company in India. Approximately 30% is owned by the public and 13% is owned by current employees of the Company (formerly employees of Elekon). For the fiscal year ended March 31, 2005, payments of $2,211 were made to Opto for inventory purchases. Accrual for payments due to Opto for receipts of inventory prior to March 31, 2005 was $1,240 and is on the balance sheet as a part of Accounts Payable.

Restructuring Services

In May 2002, the Company retained Corporate Revitalization Partners ("CRP") to conduct its ongoing operational/financial restructuring efforts. In June 2002, Frank Guidone, a Managing Director of CRP, became the Company's Chief Executive Officer (See "Executive Services and Non-Cash Equity Based Compensation" below for a discussion of the current agreement relating to Mr. Guidone's services as Chief Executive Officer of the Company). The Company no longer utilizes the services of CRP as of the end of March 2004. As of March 31, 2004, on a cumulative basis, the Company had incurred $3,613 in consulting fees and expenses to CRP (excluding the success fees described in this paragraph). For the fiscal years ended March 31, 2004 and 2003, the Company incurred $1,011 and $2,602, respectively, in fees to CRP.

In addition to consulting fees based on hours billed by CRP consultants (at hourly rates that range from $175 to $275 and that are capped at a maximum of 50 hours per consultant each week), CRP earned an aggregate "success fee" of $138 and warrants exercisable to purchase an aggregate of 120,615 shares of the Company's common stock (at an exercise price of $2.28/share) as a result of the achievement of certain goals in connection with the Company's restructuring program. On June 12 and 13, and July 14, 2003, CRP exercised its warrant to purchase 120,615 shares of stock at an exercise price of $2.28. During the fiscal years ended March 31, 2004 and 2003 the Company expensed $6,483 and $234 relating to the CRP warrants (See Note 8).

Executive Services and Non-Cash Equity Based Compensation

On April 21, 2003, the Compensation Committee of the Company's Board of Directors reached a verbal agreement with Frank Guidone regarding his long term retention as Chief Executive Officer. Definitive agreements memorializing this arrangement were entered into on July 22, 2003, between the Company and Four Corners Capital Partners, LP ("Four Corners"), a limited partnership of which Mr. Guidone is a principal. Pursuant to this arrangement, Four Corners will make Mr. Guidone available to serve as the Company's Chief Executive Officer for which it will receive an annual fee of $400 (plus travel costs for Mr. Guidone) and will be eligible to receive a performance-based bonus. The agreement is for an indefinite period of time and both parties have the right to terminate the agreement on sixty day's advance notice. Through March 31, 2004, the Company paid an aggregate of $333 and $78 for compensation and for the reimbursement of travel costs, respectively, to Four Corners under this agreement. During fiscal year 2005, the Company paid an aggregate of $400 for compensation and $96 for the reimbursement of travel costs, respectively, to Four Corners under this agreement.

In connection with the retention of the services of Mr. Guidone, Four Corners was also issued a warrant to purchase up to 600,000 shares of the Company's common stock at an exercise price of $3.16 per share. Subject to the continued service of Mr. Guidone, the right to purchase the shares was originally scheduled to vest at a rate of 35%, 30%, 20% and 15%, respectively, in each of the four years following the grant date of the warrant, with the potential of a reduced vesting period if certain performance targets are achieved. As a result of the performance of the Company's common stock, all warrant shares became vested during the fiscal year ended March 31, 2004. As a result of the performance of the Company's common stock, the 35%, 30%, 20% and 15% of the warrant shares became vested on September 18, 2003, October 24, 2003, and November 28, 2003, and January 22, 2004, respectively.

During the fiscal year ended March 31, 2004, we recorded a non-cash equity based compensation charge of $6,483, or $.46 per share diluted, for the vesting of the warrants issued to Four Corners Capital Partners LP, a limited partnership of which Mr. Guidone is a principal. The vesting of these warrants was based on a combination of time and performance factors. The warrants were scheduled to vest beginning the last day of July 2003 through the last day of April 2007 at a rate of 35%, 30%, 20% and 15%, respectively, in each of the four years following the grant date of the warrant. The warrants provide the right to buy shares from time to time until April 30, 2013 with the potential of a reduced vesting period if the Company's stock price reached certain levels, as shown in the table below:

        Period        Acceleration Price   Number of Shares
        Period One    $              7.50           210,000
        Period Two    $             10.00           180,000
        Period Three  $             12.00           120,000
        Period Four   $             15.00            90,000

The vesting of the warrants was accelerated and became vested on September 18, 2003, October 24, 2003, November 28, 2003, and January 22, 2004, respectively, because the Company's stock price increased to a level above the defined acceleration prices. There will be no additional charges resulting from these warrants issued to Four Corners as all the warrants vested in the fiscal year ended March 31, 2004.

For the each of the quarters in the fiscal year ended March 31, 2004, the warrant was valued using the Black-Scholes option pricing model, using a risk free rate, volatility factor, and warrant life as detailed in the chart below.

WARRANT VALUATION

YEAR ENDED MARCH 31, 2004
                           Q1        Q2            Q3           Q4
Shares Vested                 -    210,000         300,000    90,000
Option Value             $ 5.28   $  10.36   $ 9.17-$17.28   $ 18.43
Volatility                62.79%     45.84%   25.07%-43.82%    27.23%
Risk-Free Interest Rate    1.08%      1.01%     0.95%-1.04%     0.95%


On March 29, 2004, Four Corners exercised the warrant to purchase an aggregate of 600,000 shares of common stock and elected to pay the exercise price of the warrant by having the Company withhold a number of shares having a fair market value equal to the exercise price. Based on the closing price of $19.11 on March 29, 2004, Four Corners received 500,785 shares of common stock from this transaction. See Note 13 for impact on diluted earnings per share of the 600,000 warrant shares issued to Four Corners. See Note 8 for impact on Shareholder's equity.

In addition, in connection with this arrangement, Mr. Guidone entered into a non-competition agreement and Four Corners was granted registration rights relating to any shares purchased under the warrant.

See Note 7 for a discussion of the bridge loan from Castletop Capital, L.P., a limited partnership controlled by Morton L. Topfer, Chairman of the Company's Board of Directors.

In September 2001, the Company loaned $125 to Steven Petrucelli, a former member of its Board of Directors. The loan, which was subsequently memorialized by a Promissory Note dated August 1, 2002, accrues interest at a rate of 6% per year. Bimonthly payments of principal and interest in the amount of $1,000 are payable until September 15, 2006. Under the terms of the Promissory Note, Mr. Petrucelli was able to reduce the outstanding balance of the loan by the amount of any un-submitted business expenses. In April 2003, Mr. Petrucelli submitted prior business expenses totaling $49, which were used to reduce the balance of the loan. At March 31, 2004 there was $43 outstanding under the loan. Mr. Petrucelli fully repaid the loan during the fiscal year ended March 31, 2005.

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

11. RESTRUCTURING AND OTHER COSTS:

During the fiscal year ended March 31, 2005, the Company had no restructuring costs. For the fiscal year ended March 31, 2004, the Company recorded a charge of $506 for additional costs relating to its restructuring plan. This charge resulted from the settlement of litigation related to its former facility in Valley Forge, Pennsylvania. The following table summarizes the restructuring charges. Please refer to Note 6 for discussion on the outstanding Schaevitz restructuring accrual.


                                                                                                  PAYMENT
                                                                                                   MADE
                                RESTRUCTURING      PAYMENTS                                       DURING
                                COST FOR THE     MADE DURING                    RESTRUCTURING    THE YEAR
                   BALANCE AS    YEAR ENDED     THE YEAR ENDED   BALANCE AS   COST FOR THE YEAR    ENDED    BALANCE AS
                    OF MARCH      MARCH 31,       MARCH 31,       OF MARCH     ENDED MARCH 31,     MARCH     OF MARCH
                    31, 2003        2004             2004         31, 2004          2005         31, 2005    31, 2005

Lease termination  $     1,359  $         506  $        (1,425)  $       440  $               -  $       -  $       440
                   ====================================================================================================



12. INCOME  TAXES:

Income (loss) before income taxes and the cumulative effect of accounting change consists of the following:


                                                2005      2004       2003
                                              -------------------------------
Domestic                                      $ 8,475   $  2,533   $(10,534)
Foreign                                       $10,601      6,579      4,694
                                              -------------------------------
                                              $19,076   $  9,112   $ (5,840)
                                              ===============================


The income tax provision (benefit) consists of the following:

                                                 2005       2004       2003
                                              -------------------------------
Current
                                     Federal  $ 1,006      1,087          -
                                     Foreign    1,258      1,009        345
                                     State        314        310        138
                                              -------------------------------
                                     Total    $ 2,578   $  2,406   $    483
                                              -------------------------------

Deferred
                                     Federal    1,540    (12,468)         -
                                     Foreign     (322)         -          -
                                     State        454     (2,200)         -
                                              -------------------------------
                                     Total      1,672    (14,668)         -
                                              -------------------------------
                                              $ 4,250   $(12,262)  $    483
                                              ===============================

Differences between the federal statutory income tax rate and the effective tax rates are as follows:

                                                 2005       2004       2003
                                              -------------------------------

Statutory tax rate                               34.0%      34.0%     -34.0%
Fine                                                -        3.7%         -
Options                                             -        1.9%         -
Effect of foreign taxes                         -14.1%     -13.2%      -1.4%
State taxes and other                             2.4%       2.2%       1.0%
Over under                                          -       -3.0%       0.0%
Valuation allowance                                 -     -157.3%      39.9%
Other                                               -        0.2%         -
                                              -------------------------------
                                                 22.3%    -131.5%       5.5%
                                              ===============================

The difference between the Federal Statutory rate and the effective tax rate relates primarily to reduced income tax applied to pre-tax income generated by the Company's foreign subsidiaries and also changes to the valuation allowance during the fiscal years ended March 31, 2003 and 2004. The Company's share of cumulative undistributed earnings of its foreign subsidiaries was approximately $20,200 and $10,200 at March 31, 2005 and 2004 (as restated), respectively. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations. It is not practical to estimate the amount of additional tax that might be payable on these foreign earnings in the event of distribution or sale. However, under existing law, foreign tax credits would be available to substantially reduce, U.S. taxes payable.

The Company has received on an annual basis over the past 8 years certain tax reductions from the tax authorities in China, as the Company qualifies as a high-technology and export business enterprise. This special tax status provides the Company, among other things, reductions in our national and local tax rates in China from approximately 15% to approximately 10%. These reduced tax rates have resulted in tax reductions of approximately $171, or $0.01 per share, $222, or $0.02 per share, and $288, or $0.02 per share for fiscal years ended March 31, 2003, 2004 and 2005, respectively. These special tax status and tax holidays are renewed annually.

The Hong Kong corporate tax rate, at which MSI Sensors (Asia) Limited earnings are taxed, is 17.5 percent.

The significant components of the net deferred tax assets consist of the following:

                                                       YEAR ENDED MARCH 31,
                                                   --------------------------
                                                      2005          2004
                                                   ----------  --------------
Current Deferred Tax Assets:
  Net operating loss                                   2,892           4,401
  Accounts receivable allowance                           74             163
  Inventory                                              718             657
  Accrued expenses                                       770             802
  AMT credit                                              85               -
  Other                                                  230             169
                                                   ----------  --------------
     Total                                         $   4,769   $       6,192

Current Deferred Tax Liabilities:
  Basis difference in acquired intangible assets   $    (485)              -
                                                   ----------  --------------
     Total                                         $    (485)  $           -

                                                   ----------  --------------
Net Current Deferred Tax Assets                    $   4,284   $       6,192
                                                   ==========  ==============

Long-Term Deferred Tax Assets (Liabilities):
  Deferred Gain                                    $   1,505   $       2,697
  Warranty                                                 -              75
  Basis difference in fixed assets                       422               -
  Net operating loss                                   7,874           6,272
                                                   ----------  --------------
  Total long term asset                                9,801           9,044

Long-Term Deferred Tax Liability
  Basis difference in fixed assets                      (878)           (568)
  Basis difference in acquired intangible assets      (1,733)              -
                                                   ----------  --------------
  Total long term liability                           (2,611)           (568)
  Valuation allowance                                      -               -
                                                   ----------  --------------
  Net long term deferred tax asset (liability)     $   7,190   $       8,476
                                                   ==========  ==============

                                                   ----------  --------------
  Total net deferred tax asset                     $  11,474   $      14,668
                                                   ==========  ==============


In 2003, the Company had a pre-tax loss for financial reporting purposes. Recognition of deferred tax assets required generation of future taxable income. Since there was no assurance that the Company would generate profits at the end of March 2003, a valuation allowance was established for $15,414.

The Company has reversed this valuation allowance for the year ended March 31, 2004. The analysis of positive evidence supporting the conclusion that the valuation allowance was no longer applicable included the assessment of three key issues that principally lead to the allowance: Substantial operating losses, debt and pending litigation. The analysis supporting the reversal of the valuation allowance was straight-forward, as the positive evidence which could be objectively verified outweighed the negative evidence. Current and expected results of the Company, as well as taking into account the status of litigation at that time, indicated that the valuation allowance was not needed. The Company had fully executed a restructuring whereby the Company returned to profitability, as supported by the strong earnings during fiscal 2004, coupled with the elimination of debt, a forecast indicating the Company would generate more than enough taxable income to realize the deferred tax assets and the status of litigation, the Company reversed the valuation allowance for the deferred tax assets. The Company has determined no valuation allowances is required for deferred assets for the year ended March 31, 2005.

The Company has federal net operating loss carryforwards of approximately $25,326, which expire beginning in fiscal year 2022. The Company evaluated the Federal net operating loss carryforwards during fiscal year ended March 31, 2005. The Company believes the use of its Federal net operating loss carryforwards is not subject to limitation under section 382 of the Internal Revenue Code.

The Company also has net operating loss carryforwards for state tax purposes which expire beginning in the fiscal year ending March 31, 2010.

13. PER SHARE INFORMATION:

Basic per share information is computed based on the weighted-average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, less the shares that may be repurchased with the funds received from their exercise. Potentially dilutive securities are not included in earnings per share for the years ended March 31, 2005, 2004 and 2003 as their inclusion would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of basic and diluted EPS computations for the year ended March 31, 2005:

                                     Income (Loss)
                                    from continuing   Weighted Average
                                      operations        Shares (000)
                                      (Numerator)       (Denominator)     Per-Share Amount
                                   --------------------------------------------------------
March 31, 2005
  Basic per share information      $         14,826              13,392  $            1.11
  Effect of dilutive securities                   -                 703  $            0.06
                                   ------------------------------------
    Diluted per-share information  $         14,826              14,095  $            1.05
                                   ====================================

March 31, 2004
  Basic per share information      $         21,586              12,333  $            1.75
  Effect of dilutive securities                   -               1,664  $            0.21
                                   ------------------------------------
    Diluted per-share information  $         21,586              13,997  $            1.54
                                   ====================================

March 31, 2003
  Basic per share information      $         (9,097)             11,911  $           (0.76)
  Effect of dilutive securities                   -                   -                  -
                                   ------------------------------------
    Diluted per-share information  $         (9,097)             11,911  $           (0.76)
                                   ====================================


For the years ended March 31, 2005, 2004 and 2003, respectively, an aggregate of 327,550, 1,217,000 and 665,000 options and warrants respectively, were excluded from the earnings per share calculation because the effect would be anti-dilutive.

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

Options to purchase up to 1,500,000 shares may be granted under the Company's 1998 Stock Option Plan, (the "1998 Plan") until its expiration on October 19, 2008. Shares issuable under 1998 Plan grants which expire or otherwise terminate without being exercised become available for later issuance. A total of 941,499, 1,246,694, and 1,411,070 options to purchase shares were outstanding at March 31, 2005, 2004 and 2003, respectively under the 1998 plan.

On July 28, 2003, the Board of Directors adopted the Measurement Specialties, Inc. 2003 Stock Option Plan, which was approved by shareholders at the 2003 Annual Meeting on September 23, 2003. Options to purchase up to 1,000,000 common shares were eligible to be granted under the 2003 stock option plan, and as of March 31, 2005, 564,450 stock options were issued under the 2003 stock option plan.

Options under all Plans generally vest over service periods of up to five years, and expire no later than ten years from the date of grant. Options may, but need not, qualify as "incentive stock options" under section 422 of the Internal Revenue Code. Tax benefits are recognized upon nonqualified exercises and disqualifying dispositions of shares acquired by qualified exercises. There were no changes in the exercise prices of outstanding options, through cancellation and re-issuance or otherwise, for 2005, 2004, or 2003.

The number of shares remaining for future issuance under equity compensation plans totaled 768,975 and 1,028,330 as of March 31, 2005 and 2004, respectively.

A summary of the status of stock options as of March 31, 2005, 2004, and 2003 and changes during the years ended on those dates is presented below:

                      NUMBER OUTSTANDING OF SHARES
                              EXERCISABLE               WEIGHTED AVERAGE EXERCISE PRICE
                     OUTSTANDING       EXERCISABLE       OUTSTANDING     EXERCISABLE
    March 31, 2002       1,049,670            514,660  $           9.39  $       4.55

Granted at market          971,400               2.32
Forfeited                 (252,100)             16.40
Exercised                  (58,000)              2.30

    March 31, 2003       1,710,970            539,530              4.59          5.70
                   ------------------------------------------------------------------

Granted at market          153,000              12.92
Forfeited                 (112,700)              6.38
Exercised                 (420,026)              2.59
    March 31, 2004       1,331,244            560,760              6.00          6.03
                   ------------------------------------------------------------------
Granted at market          564,450              22.68
Forfeited                   (6,610)             11.16
Exercised                 (298,485)              4.02
    March 31, 2005       1,590,599            629,165             12.38          7.12
                   ------------------------------------------------------------------

Summarized information about stock options outstanding at March 31, 2005 follows:

STOCK OPTIONS OUTSTANDING AT MARCH 31, 2005

  NUMBER OF UNDERLYING SHARES                          WEIGHTED-AVERAGE
                                                       EXERCISE PRICE
                                                                                 AVERAGE
                                                                                REMAINING
                                     EXERCISE                                   CONTRACT
OUTSTANDING     EXERCISABLE         PRICE RANGE    OUTSTANDING   EXERCISABLE      LIFE
653,049               373,790  $    1.38  $ 3.81  $        1.85  $       1.92         7.79
71,000                 59,625  $    5.25  $ 9.50  $        7.05  $       7.33         7.35
229,000               124,800  $   13.39  $18.80  $       15.04  $      14.86         7.12
637,550                70,950  $   18.90  $26.69  $       22.81  $      20.72         6.38
-----------------------------                     ----------------------------------------
1,590,599             629,165                     $       12.38  $       7.12         7.60
=============================                     ========================================


Based on calculations using the Black-Scholes option pricing model, the weighted-average fair value of options granted in 2005, 2004, and 2003 at the date of grant was $8.10 , $12.74, and $2.29 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (single grant assumption with straight-line amortization) with the following weighted-average assumptions:


BLACK-SCHOLES  OPTION-PRICING  MODEL ASSUMPTION

                               2005    2004     2003
  Expected volatility         33.26%  205.80%  205.7%
  Risk-free interest rate      1.85%    1.80%   2.80%
  Dividend yield.                --       --      --
  Expected life in years.         4        5       5

15. COMMITMENTS AND CONTINGENCIES:

LEASES. The Company leases certain property and equipment under non-cancelable operating leases expiring on various dates through July 2011. Company leases that include escalated lease payments are straight-lined over that base lease period, in accordance with SFAS 13. Rent expense, including real estate taxes, insurance and maintenance expenses associate with net operating leases approximate $2,044 for 2005, $2,138 for 2004, and $969 for 2003. At March 31,
2005, total minimum rent payments under leases with initial or remaining non-cancelable lease terms of more than one year were and were recorded in Accrued Expenses and Other Current Liabilities and Other long-term liabilities:

           YEAR ENDING  MARCH  31,
           -----------  -----------

                  2006  $     1,992
                  2007        1,348
                  2008          777
                  2009          686
                  2010          696
           Thereafter   $       717


The Company leases certain equipment under capital lease arrangements. Below is a schedule of future payments under capital leases:

                           TOTAL   2006   2007   2008   THEREAFTER

CAPITAL LEASE OBLIGATIONS  $  645  $ 264  $ 345  $  36  $         0

Litigation:

Pending matters:

     Robert L. DeWelt v. Measurement Specialties, Inc. et al., Civil Action No. 02-CV-3431. On July 17, 2002, Robert DeWelt, the former acting Chief Financial Officer of the Company and former acting general manager of the Company's Schaevitz Division, filed a lawsuit against the Company and certain of its officers and directors in the United States District Court of the District of New Jersey. Mr. DeWelt resigned on March 26, 2002 in disagreement with management's decision not to restate certain of the Company's financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. The Company filed a Motion to Dismiss this case, which was denied on June 30, 2003. The Company has answered the complaint and is engaged in the discovery process. This litigation is ongoing and the Company cannot predict its outcome at this time.

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

     SEB Patent Issue. On December 12, 2003, Babyliss, SA, a wholly owned subsidiary of Conair Corporation, received notice from the SEB Group ("SEB") alleging that certain bathroom scales manufactured by the Company and sold by Babyliss in France violated certain patents owned by SEB. On May 19, 2004, SEB issued a Writ of Summons to Babyliss and the Company, alleging patent infringement and requesting the Tribunal de Grande Instance de Paris to grant them unspecified monetary damages and injunctive relief. Pursuant to the indemnification provisions of the Conair transaction, the Company has assumed defense of this matter. After thorough review, the Company believes SEB's allegations of patent infringement are without merit and the Company intends to defend the Company's position vigorously. On November 9, 2004, the Company requested of the Tribunal de Grande Instance de Paris a declaration of non-infringement of the SEB patent with regard to certain weighing sensor design known as an "M" design included in certain of the Company's bathroom scales other than those to which SEB has alleged infringement. On March 14, 2005, the Company filed pleadings with the Tribunal seeking nullity of the SEB patent and a ruling of non-infringement of the SEB patent with respect to the "M" design. At this time, the Company cannot predict the outcome of this matter.

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

Settled matters:

Exeter Technologies, Inc. and Michael Yaron v. Measurement Specialties, Inc. (Arbitration). Exeter Technologies, Inc. ("Exeter") and Michael Yaron alleged underpayments of approximately $322 relating to a January 5, 2000 Product Line Acquisition Agreement. The Company maintained that the claim failed to recognize our rights to certain contractual allowances and offsets. In March 2004, the parties settled this matter for a $300 payment by the Company.

Measurement Specialties, Inc. Securities Litigation. On March 20, 2002, a class action lawsuit was filed on behalf of purchasers of the Company's common stock in the United States District Court for the District of New Jersey against the Company and certain of its present and former officers and directors. The complaint was subsequently amended to include the underwriters of the Company's August 2001 public offering as well as the Company's former auditors. The lawsuit alleged violations of the federal securities laws. The lawsuit sought an unspecified award of money damages. After March 20, 2002, nine additional similar class actions were filed in the same court. The ten lawsuits were consolidated into one case under caption In re: Measurement Specialties, Inc. Securities Litigation, 02 Civ. No. 1071 (D.N.J.). Plantiffs filed a Consolidated Amended Compliant on September 12, 2002. The underwriters made a claim for indemnification under the underwriting agreement.

On April 1, 2004, the Company reached an agreement in principle to settle this class action lawsuit. On July 20, 2004, the court approved the settlement agreement. Pursuant to the agreement, the case has been settled as to all defendants in exchange for payments of $7,500 from the Company and $590 from Arthur Anderson, the Company's former auditors. Both the Company's primary and excess D&O insurance carriers initially denied coverage for this matter. After discussion, the Company's primary D&O insurance carrier agreed to contribute $5,000 and the Company's excess insurance carrier agreed to contribute $1,400 to the settlement of this case. As part of the arrangement with the Company's primary carrier, the Company agreed to renew its D&O coverage for the period from April 7, 2003 through April 7, 2004. The $3,200 renewal premium represented a combination of the market premium for an aggregate of $6,000 in coverage for this period plus a portion of the Company's contribution toward the settlement.

SEC Investigation. In February 2002, the Company contacted the staff of the SEC after discovering that its former chief financial officer had made the misrepresentation to senior management, its board of directors and its auditors that a waiver of a covenant default under our credit agreement had been obtained when, in fact, the Company's lenders had refused to grant such a waiver. Since February 2002, the Company and a special committee formed by our board of directors have been cooperating with the staff of the SEC. In June, 2002, the staff of the Division of Enforcement of the SEC informed the Company that it was conducting a formal investigation relating to matters reported in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2001. On June 28, 2004, the Company reached a definitive settlement agreement with the SEC which resolved the SEC's investigation of the Company. On June 30, 2004, the court approved the settlement agreement. Pursuant to the definitive settlement agreement, the Company paid one dollar in disgorgement and $1,000 in civil penalties.

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

The Company has no material inter-segment sales.

At March 31, 2005, the foreign subsidiaries' total assets aggregated $53,265 of which, $15,395 was in Hong Kong and $7,149 was in China, and $30,721 was in Europe. At March 31, 2004 the foreign subsidiaries' total assets aggregated $24,097 million of which, $8,919 million was in Hong Kong and $15,184 million in China, we had no assets in Europe. The Company is potentially subject to the risks of foreign currency transaction and translation losses, which might result from fluctuations in the values of the Euro, Hong Kong dollar and the Chinese renminbi. The foreign subsidiaries' operations reflect intercompany transfers of costs and expenses.

The following is information related to industry segments:


                                                                     FOR THE YEAR ENDED MARCH 31,
                                                                     2005       2004       2003
 Net sales
   Consumer Products                                               $ 48,673   $ 52,566   $ 55,350
   Sensors                                                         $ 92,268     60,247     52,326
                                                                   -------------------------------
      Total                                                        $140,941   $112,813   $107,676
                                                                   -------------------------------
 Operating income (loss)
   Consumer Products                                                  6,621      9,715      8,334
   Sensors                                                           21,865     16,459      6,931
                                                                   -------------------------------
     Total segment operating income (loss)                           28,486     26,174     15,265
   Corporate expenses                                                (8,850)   (18,305)   (19,540)
                                                                   -------------------------------
     Total operating income (loss)                                   19,636      7,869     (4,275)
   Interest expense, net of interest income                             637        323      2,057
   Gain on wafer fab sales                                                -     (1,424)      (159)
   Other expense (income)                                               (77)      (142)      (333)
                                                                   -------------------------------
      Income (loss) from continuing operations before
         income taxes and cumulative effect of accounting change     19,076      9,112     (5,840)
    Income tax                                                        4,250    (12,262)       483
                                                                   -------------------------------
       Income (loss) from continuing operations before
           cumulatvie effect of accounting change                    14,826     21,374     (6,323)
                                                                   -------------------------------
    Discontinued Operations:
       Income (loss) from operations of discontinued units (net
           of income tax benefit)                                         -        212     (3,910)
       Gain on disposition of discontinued units (net
            of income tax benefit)                                        -          -      1,136
                                                                   -------------------------------
     Loss from discontinued units                                         -        212     (2,774)
                                                                   -------------------------------
     Income (loss) before cumulative effect of accounting change     14,826     21,586     (9,097)
                                                                   -------------------------------
     Cumulative effect of accounting change, net of taxes                                       -
     Net income (loss)                                             $ 14,826   $ 21,586   $ (9,097)
                                                                   ===============================

 Depreciation and amortization:
   Consumer Products                                               $    822   $    829   $    887
   Sensors                                                            3,047      1,995      2,444
                                                                   -------------------------------
      Total                                                        $  3,869   $  2,824   $  3,331
                                                                   ===============================

                                  MARCH 31,
                        -----------------------------
                          2005       2004      2003
                        --------  ----------  -------
Segment Assets
     Consumer products  $ 16,812  $   11,518  $11,478
     Sensors              74,029      31,474   34,391
     Corporate            35,163      34,008      299
                        --------  ----------  -------
        Total           $126,004  $   77,000  $46,168
                        ========  ==========  =======


 Capital Expenditures:
     Consumer products       908         523      817
     Sensors               3,321       1,176      701
     Corporate               402         244        -
                        --------  ----------  -------
        Total           $  4,631  $    1,943  $ 1,518
                        ========  ==========  =======


Geographic information for revenues, based on country of origin, and long-lived assets, which include property, plant and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization follows:

                      2005      2004      2003
                    ----------------------------
Net Sales:

United States       $ 93,831  $ 77,537  $ 81,795
European Union        36,498    22,459    19,258
Asia and Other        10,612    12,817     6,623
                    ----------------------------
  Total:            $140,941  $112,813  $107,676
                    ============================

Long-lived assets:
                        2005      2004      2003
                    ----------------------------

United States       $  4,017  $  7,315  $  8,117
European Union      $  2,748  $      -  $      -
China                  9,089     8,136     8,649
                    ----------------------------
   Total:           $ 15,854  $ 15,451  $ 16,766
                    ============================


17. CONCENTRATIONS:

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, are principally cash, long-term debt and trade accounts receivable.

The Company generally maintains its cash equivalents at major financial institutions in the United States, Europe, Hong Kong, and China. Cash held in foreign institutions amounted to $4,229 and $3,255 at March 31, 2005 and 2004, respectively. The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy.

MSI Senors (China) Ltd. is subject to certain Chinese government regulations, including currency exchange controls, which limit cash dividends and loans to MSI Sensors (Asia) Limited and MSI. At March 31, 2005 and 2004 MSI Senors (China) Ltd restricted net assets approximated $10,457 and $5,806 respectively.

Accounts receivable are concentrated in United States and European distributors and retailers of consumer products. To limit credit risk, the Company evaluates the financial condition and trade payment experience of customers to whom credit is extended. The Company generally does not require customers to furnish collateral, though certain foreign customers furnish letters of credit.

The Company manufactures the substantial majority of its sensor products, and most of its sensor subassemblies used in its consumer products, in leased premises located in Shenzhen, China. Sensors are also manufactured at the Company's United States facilities located in Virginia, and California. Additionally, certain key management, sales and support activities are conducted at leased premises in Hong Kong. Substantially all of the Company's consumer products are assembled in China, primarily by a single supplier, River Display, Limited ("RDL"), although the Company is utilizing alternative Chinese assemblers. There are no agreements, which would require the Company to make minimum payments to RDL, nor is RDL obligated to maintain capacity available for the Company's benefit, though the Company accounts for a significant portion of RDL's revenues. Additionally, most of the Company's products contain key components, which are obtained from a limited number of sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond the Company's control, including, political, economic and legal uncertainties resulting from the Company's operations in China.

A United States manufacturer and distributor of electric housewares and a United States OEM automotive supplier each accounted for approximately 10%, of net sales for the fiscal year ended March 31, 2005. No other customers accounted for more than 10% during the fiscal years ended March 31, 2004 and 2003.

18. FOREIGN EXCHANGE RISK MANAGEMENT:

The Company acquired a number of foreign currency exchange contracts with the purchase of Humirel. These currency contracts have a total notional amount of $9,650 with exercise dates through December 31, 2005 at an average exchange rate of $1.27 (Euro to US dollar conversion rate). These derivatives are designated as cash-flow hedges, and changes in their fair value are carried in accumulated other comprehensive income until the hedged transaction affects earnings. When the hedged transaction affects earnings, the appropriate gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income to cost of sales. As of March 31, 2005, the amount that will be reclassified from accumulated other comprehensive income to cost of sales over the next twelve months is an unrealized loss of $7. There is no ineffective portion of the derivatives.


19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Presented below is a schedule of selected quarterly operating results.

                            FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                            ENDED JUNE 30   ENDED SEPT. 30   ENDED DEC. 31   ENDED MARCH 31
YEAR ENDED MARCH 31, 2005
As Reported
      Net sales             $       28,020  $        36,211  $       36,016  $        40,694
      Gross profit          $       12,577  $        15,129  $       15,118  $        16,582
      Net income (loss)     $        3,293  $         4,054  $        3,587  $         3,892
Income (loss)
      EPS basic                       0.25             0.30            0.27             0.29
      EPS diluted                     0.23             0.29            0.25             0.28
YEAR ENDED MARCH 31, 2004
As Reported
      Net sales             $       26,041  $        28,559  $       31,869  $        26,344
      Gross profit          $       12,589  $        12,307  $       14,046  $        11,358
      Net income (loss)     $        3,783  $         1,715  $          888  $        15,200
Income (loss)
      EPS basic             $         0.32  $          0.14  $         0.07  $          1.20


      EPS diluted           $         0.30  $          0.12  $         0.06  $          1.08


Earnings per share are computed independently for each of the quarters presented, on the basis described in Note 13. The sum of the quarters may not be equal to the full year earnings per share amounts. Quarterly results have a degree of variability due to seasonality of the Company's business, especially the Consumer business, where sales during the first quarter and last quarter are lower due to retail customer buying cycles and lead times for holiday sales. Also impacting quarterly results during fiscal 2005, the Company made several acquisitions, the timing of which had a larger impact during the third and fourth quarters. During the fourth quarter of fiscal 2005, the Company recorded the provision for income taxes which included a number of year end adjustments resulting in a lower effective tax rate (21.2% versus 28.5%). These year end adjustments primarily related to: (i) adjustments with the allocation of income to jurisdictions with lower tax rates based on the review of various transfer pricing factors, (ii) the recordation of additional deferred tax assets and
(iii) the amortization of certain deferred tax liabilities associated with recent acquisitions. The Company assessed the impact of these adjustments relative to the first three quarters and prior year, and determined there was no material impact of the periods reported.

                                                                                                         SCHEDULE II
                                          VALUATION AND QUALIFYING ACCOUNTS
                                      YEAR ENDED MARCH 31, 2005, 2004, AND 2003



              COL. A                    COL. B             COL. C                COL. D                 COL. E
-----------------------------------  ------------------------------------------------------       ------------------
                                                          ADDITIONS
                                                    ------------------------

                                                                 CHARGED TO
                                      BALANCE AT    CHARGED TO      OTHER
                                     BEGINNING OF    COSTS AND    ACCOUNTS     DEDUCTIONS-        BALANCE AT END OF
           DESCRIPTION                  PERIOD       EXPENSES     DESCRIBE      DESCRIBE                PERIOD
-----------------------------------  -------------  -----------  -----------  -------------       ------------------
Year ended March 31, 2005
Deducted from asset accounts:
   Allowance for doubtful accounts   $         327  $        56               $          7   (a)  $              390
   Sales reserve                     $         168  $         5               $        (93)  (b)  $               80
   Inventory allowance               $       4,206  $       216               $       (556)  (c)  $            3,866
   Valuation allowance for deferred
taxes                                $           -                                                $                -
   Warranty Reserve                  $         669  $       110               $       (330)  (e)  $              449
Year ended March 31, 2004
Deducted from asset accounts:
   Allowance for doubtful accounts   $       1,038  $       245               $       (956)  (a)  $              327
   Sales reserve                     $         515  $     1,409               $     (1,756)  (b)  $              168
   Inventory allowance               $       4,996  $       358               $     (1,148)  (c)  $            4,206
   Valuation allowance for deferred
taxes                                $      15,414                            $    (15,414)  (d)  $                -
   Warranty Reserve                  $         762  $       333               $       (426)  (e)  $              669
Year ended March 31, 2003*
Deducted from asset accounts:
   Allowance for doubtful accounts   $         658  $       842               $       (462)  (a)  $            1,038
   Sales reserve                     $         389               $     1,703  $     (1,577)  (b)  $              515
   Inventory allowance               $       5,106  $     1,285               $     (1,395)  (c)  $            4,996
   Valuation allowance for deferred
taxes                                $      13,014               $     2,400  $          -   (d)  $           15,414
   Warranty Reserve                  $         685  $       641               $       (564)  (e)  $              762

(a) Bad debts written off, net of
recoveries
(b) Actual returns received
(c) Inventory sold or destroyed
(d) Reverse valuation allowance
(e) Costs of product repaired or
replaced

* As Restated