Form 10-Q
period 2005-06-30
MEASUREMENT SPECIALTIES INC
filed 2005-08-09
CIK 778734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-11906

MEASUREMENT SPECIALTIES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

New Jersey	22-2378738
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO. )

1000 LUCAS WAY, HAMPTON, VA 23666

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

(757) 766-1500

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

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
Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒    No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,640,944 shares of common stock, no par value per share, as of August 1, 2005.

ITEM 1. FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months
	ended June 30,
($ in thousands, except share and per share amounts)	2005	2004
Net sales	$40,507	$28,020
Cost of goods sold	24,416	15,443
Gross profit	16,091	12,577
Operating expenses (income):
Selling, general and administrative	10,292	7,266
Research and development	939	809
Customer funded development	(56)	(95)
Amortization of acquired intangibles	428	8
Total operating expenses	11,603	7,988
Operating income	4,488	4,589
Interest expense (income), net	472	(11)
Other expense (income)	43	(9)
Income before income taxes	3,973	4,609
Income taxes	1,037	1,314
Net income	$2,936	$3,295

Net income per common share - Basic	$0.22	$0.25

Net Income per common share - Diluted	$0.21	$0.23
Weighted average shares outstanding - Basic	13,582,488	13,267,552
Weighted average shares outstanding - Diluted	14,302,108	14,195,676

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	March 31,
($ IN THOUSANDS)	2005	2005

ASSETS

Current assets:
Cash and cash equivalents	$5,853	$4,402
Accounts receivable, trade, net of allowance for doubtful
accounts of $452 and $390, respectively	17,034	20,369
Inventories	23,180	20,282
Deferred income taxes	4,252	4,284
Prepaid expenses and other current assets	3,100	3,029
Total current assets	53,419	52,366

Property and equipment, net	15,039	14,924

Other assets:
Goodwill	40,853	40,010
Acquired intangible assets, net	9,873	10,583
Deferred income taxes	7,145	7,190
Other assets	1,448	931
Total other assets	59,319	58,714
Total Assets	$127,777	$126,004

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	March 31,
($ IN THOUSANDS, EXCEPT SHARE AMOUNTS)	2005	2005

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of promissory notes payable	$1,000	$1,200
Current portion of deferred acquisition payments	1,720	1,720
Short-term debt	674	2,085
Current portion of long-term debt	2,247	2,310
Accounts payable	15,635	13,394
Accrued expenses and other current liabilities	4,454	4,525
Accrued compensation	1,786	2,231
Income taxes payable	2,363	1,165
Deferred gain on sale of assets, current	2,664	2,925
Total current liabilities	32,543	31,555

Other liabilities:
Deferred gain on sale of assets, net current portion	-	839
Promissory notes payable, net current portion	850	1,100
Long-term debt, net of current portion	18,291	18,928
Deferred acquisition payments, net current portion	3,950	4,069
Other liabilities	2,500	1,497
Total liabilities	58,134	57,988

Commitments and contingencies

Shareholders' equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	-	-
Common stock, no par; 20,000,000 shares authorized; 13,617,944 and
13,257,084 shares issued and outstanding, respectively	5,502	5,502
Additional paid-in capital	56,520	56,285
Accumulated earnings	9,665	6,729
Accumulated other comprehensive loss	(2,044)	(500)
Total shareholders' equity	69,643	68,016
	$127,777	$126,004

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the three months ended June 30, 2005 and 2004
(UNAUDITED)

				Accumulated
		Additional	Accumulated	Other
	Common	paid-in	Earnings	Comprehensive		Comprehensive
($ in thousands)	stock	capital	(Deficit)	Income (Loss)	Total	Income
Balance, April 1, 2004	$5,502	$53,509	$(8,097)	$(74)	$50,840
Comprehensive income:
Net income			3,295		3,295	3,295
Currency translation adjustment				1	1	1
Comprehensive income						3,296
Proceeds from exercise of stock options		96			96
Tax benefit from stock options		22			22
Balance, June 30, 2004	$5,502	$53,627	$(4,802)	$(73)	$54,254

Balance, April 1, 2005	$5,502	$56,285	$6,729	$(500)	$68,016
Comprehensive income:
Net income			2,936		2,936	2,936
Currency translation adjustment and other				(1,544)	(1,544)	(1,544)
Comprehensive income						1,392
Proceeds from exercise of stock options		100			100
Tax benefit from stock options		135			135
Balance, June 30, 2005	$5,502	$56,520	$9,665	$(2,044)	$69,643

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the three months
($ in thousands)	ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,936	$3,295
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,445	636
Deferred rent	-	(2)
Amortization of deferred gain	(1,100)	(550)
Provision for doubtful accounts	9	11
Provision for warranty	225	(12)
Provision for inventory obsolescence	519	39
Deferred income taxes	44	1,017
Tax benefit on exercise of stock options	135	22
Net changes in operating assets and liabilities:
Accounts receivable, trade	3,117	717
Inventories	(3,710)	(2,138)
Prepaid expenses and other current assets	(118)	940
Other assets	(490)	(599)
Accounts payable	2,128	922
Accrued expenses and other current liabilities	771	(397)
Accrued litigation expenses	-	(2,100)
Net cash provided by operating activities	5,911	1,801
Cash flows from investing activities:
Purchases of property and equipment	(1,318)	(580)
Acquisition of business, net of cash acquired	(742)	(4,500)
Net cash used in investing activities	(2,060)	(5,080)
Cash flows from financing activities:
Payments under promissory notes	(1,150)	-
Payments under bank line of credit agreement	(1,411)	-
Proceeds from exercise of options and warrants	100	96
Net cash provided by (used in) financing activities	(2,461)	96
Effect of exchange rates	61	1
Net change in cash and cash equivalents	1,451	(3,182)
Cash and cash equivalents, beginning of year	4,402	19,274
Cash and cash equivalents, end of period	$5,853	$16,092

Supplemental Cash Flow Information:
Cash paid (refunded) during the period for:
Interest	$398	$22
Taxes	89	182
Non-cash investing and financing transactions:
Capital leases	241	-
Notes from acquisitions	-	3,000
Fair value of assets acquired less liabilities assumed	-	6,343

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2005

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATIONS:

Interim financial statements:

The information presented as of June 30, 2005 and for the three month periods ended June 30, 2005 and 2004 is unaudited, and reflects all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of June 30, 2005 and the results of its operations and cash flows for the three month periods ended June 30, 2005 and 2004. The March 31, 2005 balance sheet information was derived from the audited consolidated financial statements for the year ended March 31, 2005.

The condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2005, which are included as part of the Company’s Annual Report on Form 10-K.

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

The Company has made the following acquisitions which are included in the consolidated financial statements as of the effective date of acquisition (See Note 7):

Acquired Company	Effective Date of Acquisition	Country
Elekon Industries USA, Inc. (“Elekon”)	June 24, 2004	USA
Entran Devices, Inc. and Entran SA (“Entran”)	July 16, 2004	USA and France
Encoder Devices, LLC (“Encoder”)	July 16, 2004	USA
Humirel, SA (“Humirel”)	December 1, 2004	France
MWS Sensorik GmbH (“MWS Sensorik”)	January 1, 2005	Germany
Polaron Components Ltd	February 1, 2005	United Kingdom

Elekon, Entran, Humirel and MWS Sensorik are wholly-owned subsidiaries of the Company.

All significant inter-company balances and transactions have been eliminated.

Reclassifications:

The presentation of certain prior year information has been reclassified to conform with the current year presentation.

Stock Based Compensation:

The Company has three stock-based employee compensation plans. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. There was no compensation expense recognized for the three months ended June 30, 2005 and 2004, as a result of options issued. The table below illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation.

	For the three months
	ended June 30,
	2005	2004

Net income, as reported	$2,936	$3,295
Add: Stock-based employee compensation
expense included in reported net
income, net of related tax effects	-	-

Deduct: Total stock-based employee compensation
expense determined under fair value based
method for awards granted, modified, or
settled, net of related tax effects	640	157
Pro forma net income	$2,296	$3,138

Net income per share:
Basic - as reported	$0.22	$0.25
Basic - pro forma	0.17	0.24
Diluted - as reported	0.21	0.23
Diluted - pro forma	0.16	0.22

Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123R (Revised 2004), Share-Based Payment. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, rather than disclosed in the footnotes to the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of FASB Statement 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FASB Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. FASB Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Under the effective date provisions included in FASB Statement 123R, registrants would have been required to implement the Statement’s requirements as of the beginning of the first interim or annual period beginning after June 15, 2005, or after December 15, 2005 for small business issuers. The new rule allows registrants to implement FASB Statement 123R at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005, or December 15, 2005 for small business issuers. The Company will be required to apply FASB 123R beginning with the quarter ending June 30, 2006. The Company is currently quantifying the impact of FASB 123R, however, the Company does believe the adoption of FASB Statement 123R will have a material effect on its financial position and results of operations consistent with the pro-forma disclosures.

On November 24, 2004, the FASB issued FASB Statement No. 151, Inventory Costs - An amendment of ARB No. 43, Chapter 4. This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (“IASB”). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. FASB Statement 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, FASB Statement 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in FASB Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The Company does not believe the adoption of FASB Statement 151 will have a material effect on its financial position or results of operations.

On December 17, 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the IASB. As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. FASB Statement 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, that was issued in 1973. The amendments made by FASB Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, APB Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in FASB Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company does not believe the adoption of FASB Statement 153 will have a material effect on its financial position or results of operations.

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. FASB Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company does not believe the adoption of FASB Statement 154 will have a material effect on its financial position or results of operations.

In December 2004, the FASB issued FASB Staff Position No. 109-1 ("FSP 109-1"), "Application of SFAS No. 109, "Accounting for Income Taxes", related to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP 109-1 is effective immediately. FSP 109-1 states that the tax deduction of qualified domestic production activities, which is provided by the American Jobs Creation Act of 2004 (the "Jobs Act"), will be treated as a special deduction as described in SFAS No. 109. Consequently, the impact of the deduction, which is effective January 1, 2005, will be reported in the period in which the deduction is claimed on the Company's income tax returns. The Company does not expect FSP 109-1 to have a material effect on its financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-2 ("FSP 109-2"),"Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (“Jobs Act”). FSP 109-2 provides accounting and disclosure guidance related to the Jobs Act provision for the limited time 85% dividends received deduction on the repatriation of certain foreign earnings. Although adoption is effective immediately, FSP 109-2 states that a company is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. The Company is evaluating the impact of the repatriation provisions of the Jobs Act and will complete its review by December 31, 2005. It is not expected that these provisions will have a material impact on the Company's financial statements. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or net deferred tax assets to reflect the repatriation provisions of the Jobs Act.

3. INVENTORIES:

Inventories net, consists of the following:

	June 30,	March 31,
	2005	2005
Raw Materials	$11,884	$10,679
Work-in-Process	2,122	2,008
Finished Goods	9,174	7,595
	$23,180	$20,282

Inventory reserves were $3,641 at June 30, 2005 and $ 3,603 at March 31, 2005.

4. SHORT AND LONG-TERM DEBT:

Term Loan and Revolving Credit Facility

On December 17, 2004, the Company entered into a new, $35,000 five-year credit agreement with GE Commercial Finance, Commercial & Industrial Finance (“GE” or “GECC”), comprised of a $20,000 term loan and $15,000 revolving credit facility. JP Morgan Chase Bank, N.A. and Wachovia Bank, National Association, participated in the syndication. Interest accrues on the principal amount of borrowings at a rate based on either a London Inter-bank Offered Rate (LIBOR) rate plus a LIBOR margin or at an Index (a prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at the election of the borrower. From the closing date to the second anniversary date of the closing, the applicable LIBOR and Index Margins are 4.50% and 2.75%, respectively, and from the second anniversary, the applicable LIBOR and Index Margins are 4.25% and 2.50%, respectively, subject to a 2% increase upon the occurrence of an event of default under the credit agreement. The term loan is payable in nineteen equal quarterly installments beginning on March 1, 2005 through December 17, 2009. Proceeds from the new credit facility were primarily used to support the acquisition of Humirel (See Note 7), for ordinary working capital and general corporate needs and to replace the $15,000 revolving credit facility with Bank of America Business Capital (formerly Fleet Capital Corporation). The Company has provided a security interest in substantially all of the Company’s assets as collateral for the new credit facilities. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, and other related items. At June 30, 2005, the Company was in compliance with applicable debt covenants.

As of June 30, 2005, the Company utilized the LIBOR based rate for the term loan and the prime based Index Rate for the revolving credit facility. As of June 30, 2005, the outstanding borrowings on the term loan and revolver were $19,000 and zero, respectively, and the Company had the right to borrow an additional $15,000 under the revolving credit facility. The revolving credit facility is not directly based on any borrowing base requirements.

The weighted average interest rate for the above credit facilities was 7.77% for the quarter ended June 30, 2005. The average amount outstanding under the agreements for the quarter ended June 30, 2005 was $19,938. As of June 30, 2005, the Company accrued interest of $244 in accrued expenses and other current liabilities in the accompanying condensed balance sheet.

Promissory Notes

In connection with the acquisition of Elekon Industries USA, Inc. (See Note 7), the Company issued unsecured Promissory Notes (“Notes”) totaling $3,000, of which $1,850 was outstanding and $1,000 was considered current at June 30, 2005. The Notes amortize over a period of three years, are payable quarterly and bear interest at 6%.

Other Short-Term Debt

In connection with the acquisition of Entran and Humirel, the Company assumed outstanding short-term borrowings. At June 30, 2005, $674 of this assumed short-term borrowing remains outstanding and is included in short-term debt in the accompanying condensed consolidated balance sheet.

Below is a summary of the long-term debt and promissory notes outstanding at June 30, 2005:

Prime or LIBOR plus 2.75% five-year term loan payable in nineteen quarterly installments of $500 through 2009 with a final installment due on December 17, 2009.	$19,000

Governmental loans from French agencies at no interest and payable based on R&D expenditures.	555

Term credit facility with six banks at an interest rate of 4% payable through 2010.	983

6% Promissory Notes payable in twelve equal quarterly installments through September 20, 2007	1,850
22,388
Less long-term debt and promissory notes due currently	3,247
$19,141

The principal payments of long-term debt and promissory notes are as follows:

Year	Term	Notes Payable	Other	Total
1	$2,000	$1,000	$247	$3,247
2	2,000	800	264	3,064
3	2,000	50	445	2,495
4	2,000	-	359	2,359
5	11,000	-	140	11,140
Thereafter	-	-	83	83
Total	$ 19,000	$ 1,850	$ 1,538	$ 22,388

5. PROPERTY AND EQUIPMENT:

Property and equipment are summarized as follows:

	June 30,	March 31,
	2005	2005	Useful Life
Production machinery and equipment	$20,452	$20,083	3-10 years
Building	867	750	39 years
Tooling costs	4,686	4,635	3-7 years
Furniture and equipment	6,145	6,348	3-10 years
Leasehold improvements	2,425	2,219	Lesser of useful life or remaining lease term
Construction in progress	1,356	1,299	-
Total	35,931	35,334
Less: accumulated depreciation and amortization	(20,892)	(20,410)
	$15,039	$14,924

Depreciation expense was $1,017 and $636 for the three months ended June 30, 2005 and 2004, respectively. Included in property and equipment is $1,162 in capital leases with a net book value of approximately $900.

6. PER SHARE INFORMATION AND STOCK OPTIONS ISSUED:

Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options and warrants, less the shares that may be repurchased with the funds received from their exercise. There were no significant anti-dilutive shares in the periods presented.

The computation of the basic and diluted net income per share is as follows:

	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three months ended June 30, 2005:
Basic per share information	$2,936	13,582,488	$0.22
Effect of dilutive securities		719,620	(0.01)
Diluted per-share information	$2,936	14,302,108	$0.21

Three months ended June 30, 2004:
Basic per share information	$3,295	13,267,552	$0.25
Effect of dilutive securities		928,124	(0.02)
Diluted per-share information	$3,295	14,195,676	$0.23

7. ACQUISITIONS, GOODWILL AND ACQUIRED INTANGIBLES:

Recent Acquisitions:

As part of its growth strategy in the Sensors segment, the Company made six acquisitions during the year ended March 31, 2005. Proforma financial statements are presented below for the aggregate of the acquisitions of Elekon, Entran, Encoder, Humirel, MWS and Polaron.

Elekon:

On June 24, 2004, the Company acquired 100% of the capital stock of Elekon Industries USA, Inc. ("Elekon") for $7,797 ($4,500 in cash at the closing, $3,000 in unsecured Promissory Notes ("Notes") and $297 in acquisition costs). The terms of the Notes amortize over a period of three years, are payable quarterly and bear interest at a rate of 6%. If certain performance targets were achieved, an additional $3,000 could have been paid to the principals of Elekon. However, the performance targets for additional payments were not achieved, and accordingly, no additional payment will be made. Elekon is based in Torrance, California where it designs and manufactures optical sensors primarily for the medical and security markets. The transaction was recorded as a purchase, and is included in the consolidated financial results from the date of acquisition through June 30, 2005. The Company’s final allocation recorded goodwill of $5,708. Included in the goodwill is $1,200 resulting from the recording of deferred tax liabilities as part of the acquisition. Set forth below is a summary of the amount of purchase price allocated to intangibles related to the Elekon acquisition:

Description	Life	Value
Customer relationships	Indefinite	$ 1,870
Patents	18.5	775
Proprietary technology	10	510
Covenants not-to-compete	3	620
		$ 3,775

Below is a condensed balance sheet for the acquired business on the date of acquisition:

ELEKON INDUSTRIES, INC.
CONDENSED BALANCE SHEET
OF ACQUIRED ENTITY AT
JUNE 24, 2004

Assets:
Accounts Receivable	$501
Inventory	442
Property and equipment	169
Others	20
1,132

Liabilities:
Accounts Payable	(1,516)
Others	(102)
(1,618)
Net Assets Acquired	$(486)

Entran:

On July 16, 2004, the Company acquired 100% of the capital stock of Entran Devices, Inc. and Entran SA ("Entran") for $10,754 ($6,000 in cash at the closing, $1,195 in certain liabilities discharged at closing, $3,254 in deferred payments and $305 in acquisition costs). The Company will pay a deferred payment of $2,254 on July 16, 2006, and an additional $1,000 was paid in July 2005 upon the elimination of the lease expense and certain other expenses related to the Fairfield, NJ Facility. Entran, based in Fairfield, NJ and Les Clayes-sous-Bois, France, is a designer/manufacturer of acceleration, pressure and force sensors sold primarily to the automotive crash test and motor sport racing markets. The transaction was recorded as a purchase, and is included in the consolidated financial results from the date of acquisition through June 30, 2005. Included in total goodwill of $7,270 for Entran is $320 resulting from the recording of deferred tax liabilities as part of the acquisition. Set forth below is a summary of the amount of purchase price allocated to intangibles related to the Entran acquisition:

Description	Life	Value
Customer relationships	7	$ 700
Backlog	1	100
		$ 800

Below is a condensed balance sheet for the acquired business on the date of acquisition:

ENTRAN DEVICES, INC. AND ENTRAN SA
CONDENSED BALANCE SHEET
OF ACQUIRED ENTITY AT
JULY 16, 2004

Assets:
Cash	$246
Accounts Receivable	2,002
Inventory	1,648
Property and equipment	1,073
Others	273
5,242

Liabilities:
Accounts Payable	(2,013)
Others	(225)
(2,238)
Net Assets Acquired	$3,004

Encoder:

On July 16, 2004, the Company acquired the assets of Encoder Devices, LLC ("Encoder") for $4,593 ($4,000 in cash at the closing, $400 in deferred payment and $193 in acquisition costs). The Company paid the deferred payment of $400 on July 16, 2005. Encoder, based in Plainfield, IL, is a designer /manufacturer of rotational sensors (encoders) utilizing magnetic encoding technology. The Company recorded $ 3,869 of goodwill associated with the Encoder acquisition. The transaction was recorded as a purchase and is included in the consolidated financial results from the date of acquisition through June 30, 2005. Set forth below is a summary of the amount of purchase price allocated to intangibles related to the Encoder acquisition:

Description	Life	Value
Patents	19.5	$ 137
Covenants not-to-compete	3	283
		$ 420

Below is a condensed balance sheet for the acquired business on the date of acquisition:

ENCODER DEVICES LLC
CONDENSED BALANCE SHEET
OF ACQUIRED ENTITY AT
JULY 16, 2004

Assets:
Accounts Receivable	$96
Inventory	134
Property and equipment	251
Others	36
517

Liabilities:
Accounts Payable	(204)
Others	(9)
(213)
Net Assets Acquired	$304

Humirel:

Effective on December 1, 2004, the Company acquired the stock of Humirel SA ("Humirel"), a designer/manufacturer of humidity sensors and assemblies based in France, for 19,000 Euro. The total purchase price in U.S. dollars based on June 30, 2005 exchange rate was $24,383 ($21,645 at close, $1,696 in deferred payment, and $1,042 in acquisition costs). The deferred payment is due payable on the second anniversary (less any applicable offsets) and bears interest at the rate of 3% per annum. In addition, the sellers can earn up to an additional 6,300 Euro, or $7,600, if certain performance hurdles, including achieving established net sales and gross margin levels in 2005, are achieved. Included in the purchase price is $476 for the 20,000 shares of restricted stock of the Company received by management shareholders as part of the closing consideration. The transaction was financed with a term credit facility issued by a syndicate of lending institutions, led by a new lender for the Company (See Note 4). The transaction was recorded as a purchase, and is included in the consolidated financial results from the date of acquisition through June 30, 2005. Set forth below is a summary of the amount of purchase price allocated to intangibles related to the Humirel acquisition. The Company has recorded goodwill of $18,058 for the acquisition. Included in the goodwill is $655 resulting from the recording of deferred tax liabilities as part of the acquisition. Set forth below is a summary of the amount of purchase price allocated to intangibles related to the Humirel acquisition:

Description	Life	Value
Customer relationships	8	$2,450
Patents	13	1,361
Tradename	3	217
Backlog	1	244
		$4,272

Below is a condensed balance sheet for the acquired business on the date of acquisition:

HUMIREL SA
CONDENSED BALANCE SHEET
OF ACQUIRED ENTITY AT
DECEMBER 1, 2004

Assets:
Cash	$994
Accounts Receivable	1,513
Inventory	1,755
Property and equipment	1,472
Others	744
6,478
Liabilities:
Accounts Payable	(1,268)
Current portion of long-term debt	(588)
Long-term debt, net of current	(1,914)
(3,770)
Net Assets Acquired	$2,708

MWS Sensorik:

Effective January 1, 2005, the Company acquired 100% of the capital stock of MWS Sensorik GmbH ("MWS" or "Sensorik"), for 900 Euro, or $1,262 ($879 at close, $320 in deferred payments, and $63 in acquisition costs). The Company has placed this deferred payment into escrow at closing. The deferred payment will be released from escrow on the first anniversary. MWS, based in Pfaffenhofen, Germany, integrates and distributes accelerometers and other sensors, sold primarily to the automotive crash test market. MWS has historically used MSI's silicon micromachined accelerometer as their die for piezoresistive sensors. The transaction was recorded as a purchase, and is included in the consolidated financial results from the date of acquisition through June 30, 2005. The Company has recorded goodwill of $505 and intangibles of $751 for the acquisition. Included in the goodwill is $257 resulting from the recording of deferred tax liabilities as part of the acquisition. Set forth below is a summary of the amount of purchase price allocated to intangibles related to the MWS acquisition:

Description	Life	Value
Customer relationships	8	$ 700
Backlog	1	51
		$ 751

Below is a condensed balance sheet for the acquired business on the date of acquisition:

MWS SENSORIK GMBH
CONDENSED BALANCE SHEET
OF ACQUIRED ENTITY AT
JANUARY 1, 2005

Assets:
Accounts Receivable	$252
Inventory	189
Property and equipment	49
Others	6
496
Liabilities:
Accounts Payable	(58)
Others	(175)
(233)
Net Assets Acquired	$263

Polaron:

Effective February 1, 2005, the Company has acquired certain assets of the industrial pressure sensing business of Polaron Components Limited in the United Kingdom, for GBP 1,200 or approximately $2,491 ($2,460 at close and $31 in acquisition costs). The assets were acquired by the Company's Chinese subsidiary, MSI Sensors (China) Limited. The transaction is a vertical integration move for the Company, as Polaron distributed certain of the Company's products in the UK and the Company distributed Polaron products in North America and Asia. MSI had been manufacturing Polaron pressure products in its wholly owned subsidiary in China. The transaction was recorded as a purchase, and is included in the consolidated financial results from the date of acquisition through June 30, 2005. The Company has recorded goodwill of $1,093 and intangibles of $1,003 for the acquisition. Set forth below is a summary of the amount of purchase price allocated to intangibles related to the Polaron acquisition:

Description	Life	Value
Customer relationships	8	$ 900
Backlog	1	103
		$1,003

Below is a condensed balance sheet for the acquired business on the date of acquisition:

POLARON COMPONENTS LTD.
CONDENSED BALANCE SHEET
OF ACQUIRED ENTITY AT
FEBRUARY 1, 2005

Assets:
Inventory	$388
Property and equipment	7
Net Assets Acquired	$395

The following represents the Company's pro forma consolidated results of operations for the period assuming all the above acquisitions had occurred as of April 1, 2004, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had all the acquired companies been operated as part of the Company since April 1, 2004.

Three months ended
June 30, 2004

Net sales	$35,664
Net income	3,138
Net income per common share:
Basic	$0.24
Diluted	$0.22

Acquired Intangibles:

In connection with current and previous acquisitions, the Company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade names, and order backlogs. The gross amounts and accumulated amortization of acquired and existing intangible assets, along with the range of amortizable lives are as follows:

		June 30, 2005			March 31, 2005
	Life	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	7-8	$4,750	($365)	$4,385	$4,923	($230)	$4,693
Patents	6-19.5	2,465	(278)	2,187	2,559	(221)	2,338
Trade names	3	217	(42)	175	232	(41)	191
Backlogs	1	498	(307)	191	515	(177)	338
Covenants not-to-compete	3	903	(297)	606	903	(222)	681
Proprietary technology	10	510	(51)	459	510	(38)	472
		9,343	(1,340)	8,003	9,642	(929)	8,713
Un-amortizable intangible assets:							-
Customer relationships	Indefinite	1,870	-	1,870	1,870	-	1,870
		$11,213	($1,340)	$9,873	$11,512	($929)	$10,583

Annual amortization expense is expected to be as follows:

Year	Amortization Expense
2006	$1,571
2007	1,220
2008	973
2009	840
2010	839
Thereafter	3,270

Deferred Acquisition Payments:

In connection with the acquisitions, following is a summary of the deferred acquisition payments outstanding at June 30, 2005:

	Current	Long-term	Total
Entran	$1,000	$2,254	$3,254
Encoder	400	-	400
Humirel	-	1,696	1,696
MWS Sensorik	320	-	320
	$1,720	$3,950	$5,670

8. SEGMENT INFORMATION:

The Company has two business segments, a Sensor segment and a Consumer Products segment.

The Company's Sensor segment designs and manufactures sensors for original equipment manufacturers. These sensors are used for automotive, medical, consumer, military/aerospace and industrial applications. These sensor products include pressure and electromagnetic displacement sensors, piezoelectric polymer film sensors, panel sensors, custom microstructures, load cells, accelerometers, optical sensors, and humidity sensors.

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

Segment data have been presented on a basis consistent with how business activities are reported internally to management. The Company has no material inter-segment sales. The following is information related to industry segments:

	For the three months ended June 30,
	2005	2004
Net sales:
Sensors	$25,278	$17,141
Consumer Products	15,229	10,879
Total	40,507	28,020
Operating income :
Consumer Products	2,225	1,314
Sensors	4,505	5,473
Total segment operating income	6,730	6,787
Corporate expenses	(2,242)	(2,198)
Total operating income	4,488	4,589
Interest expense, net of interest income	472	(11)
Other expense (income)	43	(9)
Income before income taxes	3,973	4,609
Income taxes	1,037	1,314
Net income	$2,936	$3,295

	June 30,	March 31,
	2005	2005
Segment Assets:
Consumer Products	$17,013	$16,812
Sensors	73,847	74,029
Unallocated	36,917	35,163
Total	$127,777	$126,004

The following is geographic information related to net sales and long-lived assets. Net sales are specific to country from which the product is invoiced. Long-lived assets include net property, plant and equipment, but exclude net intangible assets and goodwill, based on respective location of the Company’s operation.

	Three months ended June 30,
	2005	2004
Net Sales:

United States	$16,217	$13,953
Europe	4,103	-
Asia and Other	20,187	14,067
Total:	$40,507	$28,020

	June 30, 2005	March 31, 2005
Long lived assets:
United States	$3,703	$2,904
Europe	2,375	3,182
China	8,961	8,838
Total:	$15,039	$14,924

9. COMMITMENTS AND CONTINGENCIES:

Legal Proceedings

Pending Matters

Robert L. DeWelt v. Measurement Specialties, Inc. et al., Civil Action No. 02-CV-3431. On July 17, 2002, Robert DeWelt, the former acting Chief Financial Officer and former acting general manager of its Schaevitz Division, filed a lawsuit against the Company and certain of its officers and directors in the United States District Court of the District of New Jersey. Mr. DeWelt resigned on March 26, 2002 in disagreement with management’s decision not to restate certain of its financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. The Company filed a Motion to Dismiss this case, which was denied on June 30, 2003. The Company has answered the complaint and is engaged in the discovery process. This litigation is ongoing and the Company cannot predict its outcome at this time.

In re Service Merchandise Company, Inc. (Service Merchandise Company, Inc. v. Measurement Specialties, Inc.), United States Bankruptcy Court for the Middle District of Tennessee, Nashville Division, Case No. 399-02649, Adv. Pro. No. 301-0462A. The Company is currently the defendant in a lawsuit filed in March 2001 by Service Merchandise Company, Inc. ("SMC") and its related debtors (collectively, the "Debtors") in the United States District Court for the Middle District of Tennessee in the context of the Debtors' Chapter 11 bankruptcy proceedings. The Bankruptcy Court entered a stay of the action in May 2001, which was lifted in February 2002. On March 30, 2004, the court entered on order allowing written discovery in the form of interrogatories and requests for production of documents to begin. All other discovery remains stayed. The action alleges that the Company received approximately $645 from one or more of the Debtors during the ninety (90) day period before the Debtors filed their bankruptcy petitions, that the transfers were to its benefit, were for or on account of an antecedent debt owed by one or more of the Debtors, made when one or more of the Debtors were insolvent, and that the transfers allowed the Company to receive more than the Company would have received if the cases were cases under Chapter 7 of the United States Bankruptcy Code. The action seeks to disgorge the sum of approximately $645 from the Company. It is not possible at this time to predict the outcome of the litigation or estimate the extent of any damages that could be awarded in the event that the Company is found liable to the estates of SMC or the other Debtors.

SEB Patent Issue. On December 12, 2003, Babyliss, SA, a wholly owned subsidiary of Conair Corporation, received notice from the SEB Group ("SEB") alleging that certain bathroom scales manufactured by the Company and sold by Babyliss in France violated certain patents owned by SEB. On May 19, 2004, SEB issued a Writ of Summons to Babyliss and the Company, alleging patent infringement and requesting the Tribunal de Grande Instance de Paris to grant them unspecified monetary damages and injunctive relief. Pursuant to the indemnification provisions of the Conair transaction, the Company has assumed defense of this matter. After thorough review, the Company believes SEB's allegations of patent infringement are without merit and the Company intends to defend its position vigorously.   On November 9, 2004, the Company requested of the Tribunal de Grande Instance de Paris a declaration of non-infringement of the SEB patent with regard to certain weighing sensor design known as an "M" design included in certain of the Company’s bathroom scales other than those to which SEB has alleged infringement.  On March 14, 2005, the Company filed pleadings with the Tribunal seeking nullity of the SEB patent and a ruling of non-infringement of the SEB patent with respect to the "M" design.   On June 13, 2005, SEB filed a reply with the Tribunal arguing validity of its patent, requesting dismissal of the request for nullity of the SEB patent and the request for the declaration of non-infringement with regard to the "M" design, and again requesting a ruling and relief on the patent infringement charge. At this time, the Company cannot predict the outcome of this matter.

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. The Company is currently not aware of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, or operating results.

Warranty Reserve

The Company's sensor products generally have a warranty period of 1 year, and consumer products generally are marketed under warranties to retailers up to five years. Factors affecting the Company's warranty liability include the number of products sold and historical and anticipated rates of claims and cost per claim. The Company provides for estimated product warranty obligations at the time of sale, based on its historical warranty claims experience and assumptions about future warranty claims. This estimate is susceptible to changes in the near term based on introductions of new products, product quality improvements and changes in end user application and/or behavior.

Acquisition Earn-outs

As disclosed in Note 7 above, in connection with the Humirel acquisition, the Company has potential performance based earn-outs totaling 6,300 Euro (or approximately $7,600), if the maximum performance targets are achieved.

10. DERIVATIVE INSTRUMENTS

As part of the acquisition of Humirel, the Company has a number of forward purchase currency contracts with exercise dates beginning January 25, 2005 through March 31, 2006 with a total notional amount of $12,000 at an average exchange rate of $1.23 (in US dollars) to hedge Humirel’s exposure to fluctuation in the US dollar relative to the Euro. As of June 30, 2005, the fair value of the currency contracts was ($24), and this unrealized loss was recorded in Other Comprehensive Income. The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on April 1, 2001. SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149, establishes accounting and reporting standards for derivative instruments and hedging activities.

11. RELATED PARTY TRANSACTIONS:

Executive Services and Non-Cash Equity Based Compensation

On April 21, 2003, the Compensation Committee of the Company's Board of Directors reached a verbal agreement with Frank Guidone regarding his long term retention as Chief Executive Officer. Definitive agreements memorializing this arrangement were entered into on July 22, 2003, between the Company and Four Corners Capital Partners, LP ("Four Corners"), a limited partnership of which Mr. Guidone is a principal. Pursuant to this arrangement, Four Corners will make Mr. Guidone available to serve as the Company's Chief Executive Officer for which it will receive an annual fee of $400 (plus travel costs for Mr. Guidone) and will be eligible to receive a performance-based bonus. The agreement is for an indefinite period of time and both parties have the right to terminate the agreement on sixty day's advance notice. Payments under this agreement to Four Corners in the three months ended June 30, 2005 and 2004 were $132 ($100 for executive services and $32 for expenses), and $116 ($100 for executive services and $16 for expenses), respectively.

In addition, in connection with this arrangement, Mr. Guidone entered into a non-competition agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FORWARD-LOOKING STATEMENTS

This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward looking statements may be identified by such words or phrases as "believe," "expect," "intend," "estimate," "anticipate," "project," "will," "may" and similar expressions. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. The forward-looking statements below are not guarantees of future performance and involve a number of risks and uncertainties. Factors that might cause actual results to differ materially from the expected results described in or underlying our forward-looking statements include:

•	Conditions in the general economy and in the markets served by us;
•	Competitive factors, such as price pressures and the potential emergence of rival technologies;
•	Interruptions of suppliers' operations or the refusal of our suppliers to provide us with component materials;
•	Timely development, market acceptance and warranty performance of new products;
•	Changes in product mix, costs and yields and fluctuations in foreign currency exchange rates;
•	Uncertainties related to doing business in Europe, Hong Kong and China;
•	The continued decline in the European consumer products market;
•	A decline in the United States consumer products market;
•	Legal proceedings described below under "Part II. Item 1 - Legal Proceedings"; and
•	The risk factors listed from time to time in our SEC reports.

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

OUR VISION AND STRATEGY

Our Vision as a Company is to become a leading, global provider of sensors and sensor-based solutions to the OEM and end-user markets. Our Strategy to achieve this Vision is to:

-	Provide application specific solutions - not simply products - to our customers with respect to their needs regarding sensing physical characteristics;
-	Focus on OEM, medium-to-high volume, application-engineered opportunities, where our design strength can make the difference;
-	Take market share by leveraging the breadth of our technology portfolio and low-cost operating model. Grow 15% organically per year by:
o	Our willingness to customize (standard platforms, custom solutions)
o	Being a cost and service leader
o	Expanding our share in Europe and Asia
o	Efficiently servicing the low volume/end-user market
-
Expand our addressable market by acquiring additional sensing technologies and expanding horizontally in the marketplace (versus vertically integrating). These acquisitions will allow us to address a larger portion of the sensor market, and increase our effectiveness cross-selling various sensor solutions to the same customer.

Our Sensor Division’s net sales grew organically by 15% during fiscal year 2004 as compared to fiscal year 2003, and by 23% during fiscal year 2005 as compared to fiscal year 2004. We estimate the market growth at approximately 5%. While this implies we are taking market share, we estimate our addressable market at $3 to $4 billion worldwide, and as such, our share of market is relatively small (approximately 3%). Consistent with our expansion strategy, we acquired six companies in fiscal year 2005. Of these, three were considered “tuck” acquisitions, where we acquired similar technology, but gained new customers. In these cases, we look to leverage our existing assets as much as possible and drive operational synergies. The remaining three acquisitions represented technology expansions, where we acquired a new technology that allowed us to expand our total addressable market. We intend to continue to focus on small, accretive acquisitions in the future, and leverage the fragmentation in the marketplace.

To finance our acquisitions, we have used a combination of cash, seller financing (including earn-out structures) and bank debt. We currently have a $35 million credit facility with General Electric Capital Corporation, which includes a $20 million term loan and a $15 million revolving credit facility. It is our expectation and intent to use cash and add additional debt as appropriate to finance future acquisitions, generally staying within a 2 times senior debt to EBITDA (defined as “earnings before interest, taxes, depreciation and amortization”) ratio. Additionally, to fund future acquisitions we would consider subordinated debt, the sale of equity securities, or the sale of existing Company assets, including assets in our Consumer Products segment.

The following table sets forth, for the periods indicated, certain items in our consolidated statements of operations as a percentage of net sales:

	For three months ended June 30,
	2005	2004
Net Sales:
Sensors	62.4%	61.2%
Consumer Products	37.6	38.8
Total net sales	100.0	100.0

Cost of Sales	60.3	55.1
Gross profit	39.7	44.9

Operating expenses (income)
Selling, general, and administrative	25.4	25.9
Research and development, net	2.3	2.9
Customer funded development	(0.1)	(0.3)
Amortization of acquired intangibles	1.1	0.0
Interest expense, net	1.2	(0.0)
Other expenses (income)	0.0	(0.0)
	29.9	28.5

Income before income taxes	9.8	16.4
Income tax expense	2.6	4.6

Net income	7.2%	11.8%

Trends.

Sensor Business: As discussed above, the sensors market is highly fragmented with hundreds of niche players. While the worldwide sensors market that we serve is expected to have a 5% Compound Annual Growth Rate (CAGR), we expect to gain share and grow our Sensor business in excess of the market. As a result of this growth strategy, we anticipate pursuing high volume sensor business that will carry lower gross margins than our traditional averages, which may influence our overall sensor gross margins. Accordingly, we anticipate average gross margins in the sensor division to decline to 47% from 50% for the fiscal year ending March 31, 2006.

Consumer Products Business: As a result of the Conair transaction, we now supply bath and kitchen scales solely to OEM manufacturers for sale under their labels. As OEM margins historically have been lower than retail margins, including the effect of the amortized gain related to the Conair transaction, we anticipate gross margins in the Consumer Products business to be in the 21% - 22% range for the fiscal year ending March 31, 2006.

RESULTS OF OPERATIONS

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS IN OUR CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004, RESPECTIVELY:

	For the three months
	ended June 30,
($ in thousands, except share and per share amounts)	2005	2004
Net Sales - Sensor	$25,278	$17,141
Net Sales - Consumer Products	15,229	10,879
Net sales	40,507	28,020
Cost of goods sold	24,416	15,443
Gross profit	16,091	12,577
Operating expenses (income):
Selling, general and administrative	10,292	7,266
Research and development	939	809
Customer funded development	(56)	(95)
Amortization of acquired intangibles	428	8
Total operating expenses	11,603	7,988
Operating income	4,488	4,589
Interest expense, net	472	(11)
Other expense (income)	43	(9)
Income before taxes	3,973	4,609
Income taxes	1,037	1,314
Net income	$2,936	$3,295

Income per common share - Basic	$0.22	$0.25

Income per common share - Diluted	$0.21	$0.23
Weighted average shares outstanding - Basic	13,582,488	13,267,552
Weighted average shares outstanding - Diluted	14,302,108	14,195,676

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

The consolidated financial statements for the three month periods ended June 30, 2005 and June 30, 2004 include the results of the ongoing operations of Measurement Specialties, Inc.

Net Sales.

Sensor Business. Sensor sales increased 47.5% or $8,137, from $17,141 to $25,278. Excluding sales from recent acquisitions of $6,679, sales increased $1,458, or 8.5%. The increase in net sales for our base Sensor business in the quarter ended June 30, 2005 is primarily a result of increased demand in our Pressure product line. This increased demand is primarily in the automotive sector and is a result of continued platform expansion of our existing pressure products as well as a new application being introduced that also uses MSI's proprietary Microfused™ based sensing technology (for occupant weight sensing).  We would expect this growth to continue and perhaps accelerate this year’s sales as compared to last year's sales for this sector. We are also seeing moderate growth in the Pressure line for the non-automotive segment, for a variety of applications as our customer base grows and some customer’s ramp up production. Excluding acquisitions, sales in our Position product line decreased slightly due to several one time shipments and an older product being phase out of production by one customer. However we expect the Position portion of our business to pick up slightly in the following months of fiscal 2006. The Sensor business remains very healthy and we see very exciting growth prospects for both new and existing product lines.

Consumer Products Business. Net sales increased 40% or $4,350 in the quarter ended June 30, 2005.  The OEM bath scale business increased $2,308.  This increase was primarily through increased sales revenue to Conair of approximately $2,800, slightly offset by a decline in the Consumer scale business.  There was a $1,996 increase in revenue in the Tire Gauge product line, primarily due to increased business with an existing customer of $1,600. On an overall basis, we expect full year sales for the Consumer Products business to be up slightly as compared to fiscal year 2005.

Gross Margin.

Gross margin as a percent of sales for the quarter ended June 30, 2005 decreased to 39.7% from 44.9% for the quarter ended June 30, 2004.

Sensor Business. Gross margin as a percent of net sales for our base Sensor business (which excludes the effects of acquisitions) decreased to 52.9% for the quarter ended June 30, 2005 from 57.0% for the quarter ended June 30, 2004. This decline in margin is due to the decrease in pricing in order to secure a larger volume of business with a major automotive customer, and the resulting increase in sales of these automotive sensors, which carry a lower gross margin than our average sensor business. Also contributing to the margin decline is higher commodity costs in our core sensors business. Including acquisition sales, gross margin as a percent of sales for our Sensor business decreased to 49.7% from 56.9%. Average gross margin of the acquired businesses is approximately 39.8% which is significantly less than the core sensor business.

Consumer Products Business.  Gross margin as a percent of net sales in our Consumer Products business decreased to 23.2% for the quarter ended June 30, 2005 from 24.3% for the quarter ended June 30, 2004.  Margins in our tire gauge product line decreased by a nominal 0.3% to 29.7%.  Due to continued pricing pressure with our OEM customers and increases in commodity costs, particularly increases in steel and resin costs, margins in our bath scale business decreased by 2.3% to 21.4%. The Company attempts to mitigate the increases in costs through various alternatives, including process improvements and purchasing.

On a continuing basis our gross margin in the Sensor and Consumer Products businesses may vary due to product mix, sales volume, availability of raw materials and other factors.

Selling , General and Administrative. Selling, General and Administrative (SG&A) expenses increased from $7,266 in the quarter ended June 30, 2004 to $10,292 in the quarter ended June 30, 2005. Excluding SG&A expenses specifically associated with the acquired companies, SG&A expenses increased to approximately $7,692. During the quarter ended June 30, 2005, the Company executed certain cost reduction efforts to reduce operating expenses, including fully vacating the Entran facility in the U.S., as well as an overall staff reduction at other locations, resulting in severance and other related costs of approximately $379. The positive effect of these efforts will not be fully realized until later quarters in fiscal 2006. Additionally, professional fees increased largely to support the continued efforts associated with Sarbanes Oxley compliance and the Acquisitions.

Amortization of acquired intangibles. The $420 increase in amortization expense is due to the amortization of the acquired intangibles, such as customer relationships, patents and trade-names, directly related to the acquisitions during fiscal 2005.

Research and Development. Customer-funded development for the quarter ended June 30, 2005 decreased to $56 compared to $95 for the quarter ended June 30, 2004. On a net basis, research and development costs increased $169. The overall increase has occurred as additional engineering resources have been utilized in order to support anticipated growth, as well as the effect of Acquisitions.

Interest Expense, Net. The increase in interest expense is attributable to an increase in average debt outstanding from $0 for the quarter ended June 30, 2004 to $19,938 for the quarter ended June 30, 2005. The increase in debt was due to the acquisitions.

Income Taxes. The decrease in the effective tax rate from 28.5% to 26.1% primarily reflects a larger portion of income generated in jurisdictions with lower tax rates.

Our provision for income taxes differs from the statutory U.S. federal income tax rate due to our estimation and distribution of the full year's tax rate based upon the expected taxable income taxed at the applicable jurisdiction tax rates. The aforementioned expectations and other estimates utilized in calculating the tax provision and our effective tax rate on a quarterly basis involve complex domestic and foreign tax issues and are monitored closely and subject to change based on ultimate circumstances. The utilization of a portion of the Company's net operating loss carry forward will reduce the Company's cash payment for the U.S. portion of the provision for income taxes.

We continue to evaluate the implications of the recently enacted American Jobs Creation Act of 2004. Due to, among other things, the volume of manufacturing in the US and our net operating loss carry-forwards, we do not expect this Act to have an immediate or significant impact on our effective tax rates.

Chinese Renminbi Revaluation.

On July 21, 2005, the renminbi increased in value by approximately 2.1% as compared to the U.S. dollar. The Chinese government announced that it will no longer peg the renminbi to the US dollar, but established a currency policy letting the renminbi trade in a narrow band against a basket of currencies. Based on our net exposure of renminbi to US dollars for the fiscal year ended March 31, 2005 and forecast information for fiscal 2006, we estimate a negative operating income impact of approximately $135 for every 1% appreciation in renminbi against the U.S. dollar (assuming no associated cost increases or currency hedging). The July 21, 2005 revaluation is not expected to result in a realized foreign exchange currency loss relative to our net working capital exposure for our Chinese operations. The Company continues to consider various alternatives to hedge this exposure, and has considered, but does not currently use, foreign currency contracts as a hedging strategy. The Company is attempting to manage this exposure through, among other things, pricing and monitoring balance sheet exposures for payables and receivables. See Item 3 below, “Quantitative and Qualitative Disclosures about Market Risk”, for additional details regarding the Company’s exposure to fluctuations in foreign currency exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (accounts receivable plus inventory less accounts payable) decreased by $2,678 from $27,257 as of March 31, 2005 to $24,579 as of June 30, 2005. The decrease in working capital was attributable to a decrease in accounts receivable of $3,335 from $20,369 at March 31, 2005 to $17,034 at June 30, 2005, and an increase in accounts payable of $2,241 from $15,635 at June 30, 2005 to $13,394 at March 31, 2005, offset by an increase in inventory of $2,898 from $20,282 at March 31, 2005 to $23,180 at June 30, 2005.

Cash provided from operating activities was $5,911 for the quarter ended June 30, 2005, as compared to $1,801 provided for the quarter ended June 30, 2004. The increase in cash provided by operations is mainly due to the decrease in accounts receivable and the increases in accounts payable and accrued expenses, as well as attributable to a larger non-cash amortization in the first quarter of fiscal 2006 versus the same period last year.

Net cash used in investing activities for the three months ended June 30, 2005 decreased relative to the corresponding period last year, primarily because there was no major activity for acquisitions of businesses during the current fiscal year. During the quarter ended June 30, 2004, the Company made one acquisition. The current year activity for acquisition of businesses mainly reflects the final adjustments for related costs and purchase accounting. In addition, capital spending increased to $1,318 for the quarter ended June 30, 2005 from $580 for the quarter ended June 30, 2004. Capital spending is expected to be in the range of $5,500 to $6,500 for the fiscal year ended March 31, 2006. Financing activities for the quarter ended June 30, 2005 amounted to $2,461, reflecting payments for promissory notes and the revolver, which was partially offset by proceeds from the exercise of employee stock options.

On December 17, 2004, we entered into a new, $35,000 five-year credit agreement with GE Commercial Finance, Commercial & Industrial Finance (“GE” or “GECC”), comprised of a $20,000 term loan and $15,000 revolving credit facility. JP Morgan Chase Bank, N.A. and Wachovia Bank, National Association, participated in the syndication. Interest accrues on the principal amount of borrowings at a rate based on either a London Inter-bank Offered Rate (LIBOR) rate plus a LIBOR margin or at an Index (a prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at the election of the borrower. From the closing date to the second anniversary date of the closing, the applicable LIBOR and Index Margins are 4.50% and 2.75%, respectively, and from the second anniversary, the applicable LIBOR and Index Margins are 4.25% and 2.50%, respectively, subject to a 2% increase upon the occurrence of an event of default under the credit agreement. The term loan is payable in thirteen equal quarterly installments beginning on March 1, 2005 through December 17, 2009. Proceeds from the new credit facility were primarily used to support the acquisition of Humirel (See Note 7), ordinary working capital and general corporate needs and replaced the $15,000 revolving credit facility with Bank of America Business Capital (formerly Fleet Capital Corporation). We have provided a security interest in substantially all of our assets as collateral for the new credit facilities. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, and other related items. At June 30, 2005, we were in compliance with applicable debt covenants.

As of June 30, 2005, we utilized the LIBOR based rate for the term loan and the prime based Index Rate for the revolver. The interest rate applicable to borrowings under the revolving credit facility was 8.75%. As of June 30, 2005, the outstanding borrowings on the term loan and revolver were $19,000 and zero, respectively, and we had the right to borrow an additional $15,000 under the revolving credit facility. The revolving credit facility is not directly based on any borrowing base requirements.

The weighted average interest rate for the above credit facilities was 7.77% for the quarter ended June 30, 2005. The average amount outstanding under the agreements for the quarter ended June 30, 2005 was $19,937. As of June 30, 2005, we had interest of $244 accrued in Accrued Expenses and other Current Liabilities.

Promissory Notes

In connection with the acquisition of Elekon Industries USA, Inc. (See Note 7 to the Condensed Consolidated Financial Statements), we issued unsecured Promissory Notes (“Notes”) totaling $3,000, of which $1,850 was outstanding and $1,000 considered current at June 30, 2005. The Notes amortize over a period of three years, are payable quarterly and bear interest at 6%.

Other Short-Term Debt

In connection with the acquisition of Entran and Humirel, we assumed outstanding short-term borrowing. $674 of this assumed short-term borrowing remains outstanding at June 30, 2005 and is included in short-term debt in the condensed consolidated balance sheet.

Liquidity:

At August 1, 2005, we had approximately $3,705 of available cash and $15,000 of borrowing capacity under our revolving credit facility. This amount includes the increased borrowing capacity resulting from the Acquisitions.

OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income consists primarily of foreign currency translation adjustments. The increase in other comprehensive loss is due to the changes in the exchange rate of the US dollar relative to the Euro for the Euro denominated operations of Humirel and Entran .

DEFERRED REVENUE

On January 30, 2004, Conair Corporation purchased certain assets of our Thinner® branded bathroom and kitchen scale business, and now owns worldwide rights to the Thinner® brand name and exclusive rights to the Thinner® designs in North America. We accounted for the sale of this business under the guidance of EITF 00-21.

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

INFLATION

We compete on the basis of product design, features, and value. Accordingly, our revenues generally have kept pace with inflation, notwithstanding that inflation in the countries where our subsidiaries are located has been consistently higher than inflation in the United States. Increases in labor costs have not had a significant impact on our business because most of our employees are in China, where prevailing labor costs are low. However, we have experienced and may continue to experience some significant increases in materials costs, in particular increases in steel and resin costs in our consumer business, and as a result have suffered a decline in margin.

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

AGGREGATE CONTRACTUAL OBLIGATIONS

As of June 30, 2005, the Company's contractual obligations, including payments due by period, are as follows:

Contractual Obligations

	Payment due by period
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
Long-Term Debt Obligations	$3,247	$3,064	$2,495	$2,359	$11,140	$83	$22,388
Capital Lease Obligations	301	278	177	49	5	-	810
Operating Lease Obligations	1,992	1,348	777	686	696	717	6,216
Purchase Obligations	-	-	-	-	-	-	-
Deferred Acquisition Payments	1,720	3,950	-	-	-	-	5,670
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet Under GAAP	674	-	-	-	-	-	674
Total	$7,934	$8,640	$3,449	$3,094	$11,841	$800	$35,758

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Dollars in Thousands)

Foreign Currency Exchange Risk

We are exposed to a certain level of foreign currency exchange risk.

Most of our revenues are priced in U.S. dollars. Most of our costs and expenses are priced in U.S. dollars, with the remaining priced in Chinese renminbi, Euros and Hong Kong dollars. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the percentage of net sales in U.S. dollar’s compared with that of our foreign customers' currencies. U.S. net sales were $16,217 and $13,953, or 39.9%, and 49.8% of consolidated net sales, for the quarters ended June 30, 2005 and 2004, respectively. Net sales from our China facility were $5,435 and $3,936 or 13.4% and 14.0% of net sales, for the quarters ended June 30, 2005 and 2004, respectively. Net sales from our Hong Kong operation were $14,752 and $9,819 or 36.5%, and 35.0% of consolidated net sales, for the quarters ended June 30, 2005 and 2004, respectively. Net sales from our European operations were $4,103 and zero or approximately 10.1%, and 0% of consolidated net sales, for the quarters ended June 30, 2005 and 2004, respectively. We are exposed to foreign currency transaction and translation losses, which might result from adverse fluctuations in the value of the Euro, Hong Kong dollar and Chinese renminbi.

At June 30, 2005 and March 31, 2005, we had net assets of $47,368 and $48,009, respectively, in the United States. At June 30, 2005, we had net liabilities of $14 in Europe, subject to fluctuations in the value of the Euro against the U.S. dollar, and at March 31, 2005, we had net assets of $49. The change in the value of the US dollar relative to the Euro from March 31, 2005 to June 30, 2005 resulted in a translation decrease in total assets and total liabilities of approximately $2,019. At June 30, 2005 and March 31, 2005, we had net assets of $12,602 and $9,503, respectively, in Hong Kong subject to fluctuations in the value of the Hong Kong dollar. At June 30, 2005 and March 31, 2005, we had net assets of $9,687 and $10,455, respectively, in China subject to fluctuations in the value of the Chinese renminbi.

On July 21, 2005, the renminbi increased in value by approximately 2.1% as compared to the U.S. dollar. The Chinese government announced that it will no longer peg the renminbi to the US dollar, but established a currency policy letting the renminbi trade in a narrow band against a basket of currencies. Based on our net exposure of renminbi to U.S. dollars for the fiscal year ended March 31, 2005 and forecast information for fiscal 2006, we estimate a negative operating income impact of approximately $135 for every 1% appreciation in renminbi against the US dollar (assuming no associated cost increases or currency hedging). The July 21, 2005 revaluation is not expected to result in a realized foreign exchange currency loss relative to our net working capital exposure for our Chinese operations. We continue to consider various alternatives to hedge this exposure, and have considered, but do not currently use, foreign currency contracts as a hedging strategy. The Company is attempting to manage this exposure through, among other things, pricing and monitoring balance sheet exposures for payables and receivables.

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

Based on the net exposures of Euros to the US dollars for the quarter ended June 30, 2005, we estimate a positive operating income impact of $95 for every 1% appreciation in Euros relative to the US dollar (assuming no associated costs increases or currency hedging).

We have acquired a number of foreign currency exchange contracts with the purchase of Humirel. We have currency contracts which have a total notional amount of $12,000 with exercise dates through March 31, 2006 at an average exchange rate of $1.23 (Euro to US dollar conversion rate). These derivatives are designated as cash-flow hedges, and changes in their fair value are carried in accumulated other comprehensive income until the hedged transaction affects earnings. When the hedged transaction affects earnings, the appropriate gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income to cost of sales. As of June 30, 2005, the amount that will be reclassified from accumulated other comprehensive income to cost of sales over the next twelve months is an unrealized loss of $24. There is no ineffective portion of the derivatives.

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

Interest Rate Risk

We are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility accrues at a rate based on either a London Inter-bank Offered Rate (LIBOR) rate plus a LIBOR margin or at an Indexed (prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at our election. Our results will be adversely affected by any increase in interest rates. For example, for every $1,000 of debt outstanding, an annual interest rate increase of 100 basis points would increase interest expense and decrease our after tax profitability by $10. We do not currently hedge this interest rate exposure.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except that relating to the acquisitions of Entran, Encoder, Humirel, and MWS Sensorik as of June 30, 2005 (See Note 2 to the condensed consolidated financial statements included in this Quarterly Report Filed on Form 10-Q.). The Company will be making changes to the internal controls of these newly acquired companies as part of the integration into the Company. However, for purposes of this evaluation, the impact of these acquisitions on the Company's internal controls over financial reporting have been excluded. The total of the Entran S.A., Humirel and MWS Sensorik acquisitions represents approximately $4,103 in net sales; operating loss of $128 for the three months ended June 30, 2005 and $28,989 in total assets and $29,003 in total liabilities at June 30, 2005, which are included as part of the Company's Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(DOLLARS IN THOUSANDS)

Pending Matters

Robert L. DeWelt v. Measurement Specialties, Inc. et al., Civil Action No. 02-CV-3431. On July 17, 2002, Robert DeWelt, the former acting Chief Financial Officer and former acting general manager of our Schaevitz Division, filed a lawsuit against us and certain of our officers and directors in the United States District Court of the District of New Jersey. Mr. DeWelt resigned on March 26, 2002 in disagreement with management’s decision not to restate certain of our financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. We filed a Motion to Dismiss this case, which was denied on June 30, 2003. We have answered the complaint and are engaged in the discovery process. This litigation is ongoing and we cannot predict its outcome at this time.

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

SEB Patent Issue. On December 12, 2003, Babyliss, SA, a wholly owned subsidiary of Conair Corporation, received notice from the SEB Group ("SEB") alleging that certain bathroom scales manufactured by us and sold by Babyliss in France violated certain patents owned by SEB. On May 19, 2004, SEB issued a Writ of Summons to Babyliss and us, alleging patent infringement and requesting the Tribunal de Grande Instance de Paris to grant them unspecified monetary damages and injunctive relief. Pursuant to the indemnification provisions of the Conair transaction, we have assumed defense of this matter. After thorough review, we believe SEB's allegations of patent infringement are without merit and we intend to defend our position vigorously.   On November 9, 2004, we requested of the Tribunal de Grande Instance de Paris a declaration of non-infringement of the SEB patent with regard to certain weighing sensor design known as an "M" design included in certain of our bathroom scales other than those to which SEB has alleged infringement.  On March 14, 2005, we filed pleadings with the Tribunal seeking nullity of the SEB patent and a ruling of non-infringement of the SEB patent with respect to the "M" design.   On June 13, 2005, SEB filed a reply with the Tribunal arguing validity of its patent, requesting dismissal of the request for nullity of the SEB patent and the request for the declaration of non-infringement with regard to the "M" design, and again requesting a ruling and relief on the patent infringement charge. At this time, we cannot predict the outcome of this matter.

From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

ITEM 6. EXHIBITS

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Measurement Specialties, Inc. (Registrant)

Date: August 9, 2005	By:	/s/ John P. Hopkins
John P. Hopkins
Chief Financial Officer (authorized officer and principal financial officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Frank D. Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of John P. Hopkins required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Frank D. Guidone and John P. Hopkins required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350