Form 10-Q
period 2005-09-30
MEASUREMENT SPECIALTIES INC
filed 2005-11-09
CIK 778734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,712,880 shares of common stock, no par value per share, as of November 1, 2005.

Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months		For the six months
	ended September 30,		ended September 30,
(Dollars in thousands, except per share amounts )	2005	2004	2005	2004
Net sales	$44,405	$36,211	$84,912	$64,231
Cost of goods sold	26,950	21,082	51,366	36,525
Gross profit	17,455	15,129	33,546	27,706
Operating expenses (income):
Selling, general and administrative	9,118	8,474	19,405	15,748
Research and development	918	848	1,862	1,657
Customer funded development	(184)	(43)	(240)	(138)
Amortization of acquired intangibles	402	8	830	16
Total operating expenses	10,254	9,287	21,857	17,283
Operating income	7,201	5,842	11,689	10,423
Interest expense, net	486	108	958	97
Other expense (income)	(64)	67	(21)	50
Income before income taxes	6,779	5,667	10,752	10,276
Income taxes	2,434	1,613	3,472	2,927
Net income	$4,345	$4,054	$7,280	$7,349

Net income per common share - Basic	$0.32	$0.30	$0.53	$0.55
Net income per common share - Diluted	$0.30	$0.29	$0.51	$0.52
Weighted average shares outstanding - Basic	13,642,981	13,326,843	13,621,764	13,297,197
Weighted average shares outstanding - Diluted	14,293,355	14,188,500	14,293,723	14,168,655

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	March 31,
(Dollars in thousands)	2005	2005

ASSETS

Current assets:
Cash and cash equivalents	$5,973	$4,402
Accounts receivable, trade, net of allowance for
doubtful accounts of $516 and $390, respectively	23,209	20,369
Inventories, net	23,304	20,282
Deferred income taxes	4,261	4,284
Prepaid expenses and other current assets	3,572	3,029
Total current assets	60,319	52,366

Property and equipment, net	16,210	14,924

Other assets:
Goodwill	40,600	40,010
Acquired intangible assets, net	9,459	10,583
Deferred income taxes	6,429	7,190
Other assets	1,444	931
Total other assets	57,932	58,714
Total Assets	$134,461	$126,004

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	March 31,
(Dollars in thousands, except share amounts)	2005	2005

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of promissory notes payable	$1,000	$1,200
Current portion of deferred acquisition payments	2,574	1,720
Short-term debt	2,941	2,085
Current portion of long-term debt	2,247	2,310
Accounts payable	17,140	13,394
Accrued expenses and other current liabilities	3,551	4,525
Accrued compensation	2,408	2,231
Income taxes payable	3,474	1,165
Deferred gain on sale of assets, current	1,418	2,925
Total current liabilities	36,753	31,555

Other liabilities:
Deferred gain on sale of assets, net of current portion	-	839
Promissory notes payable, net of current portion	600	1,100
Long-term debt, net of current portion	17,753	18,928
Deferred acquisition payments, net of current portion	1,747	4,069
Other liabilities	2,387	1,497
Total liabilities	59,240	57,988

Shareholders' equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	-	-
Common stock, no par; 20,000,000 shares authorized; 13,712,880 and
13,257,084 shares issued and outstanding, respectively	5,502	5,502
Additional paid-in capital	57,773	56,285
Accumulated earnings	14,009	6,729
Accumulated other comprehensive loss	(2,063)	(500)
Total shareholders' equity	75,221	68,016
Total liabilities and shareholders' equity	$134,461	$126,004

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the six months ended September 30, 2005 and 2004
(UNAUDITED)

				Accumulated
		Additional	Accumulated	Other
	Common	paid-in	Earnings	Comprehensive		Comprehensive
(Dollars in thousands)	stock	capital	(Deficit)	Loss	Total	Income
Balance, April 1, 2004	$5,502	$53,509	$(8,097)	$(74)	$50,840
Comprehensive income:
Net income			7,349		7,349	$7,349
Currency translation adjustment				(7)	(7)	(7)
Comprehensive income						$7,342
Proceeds from exercise of stock options		573			573
Tax benefit from exercise of stock options		279			279
Balance, September 30, 2004	$5,502	$54,361	$(748)	$(81)	$59,034

Balance, April 1, 2005	$5,502	$56,285	$6,729	$(500)	$68,016
Comprehensive income:
Net income			7,280		7,280	$7,280
Currency translation adjustment				(1,563)	(1,563)	(1,563)
Comprehensive income						$5,717
Proceeds from exercise of stock options		1,031			1,031
Tax benefit from exercise of stock options		457			457
Balance, September 30, 2005	$5,502	$57,773	$14,009	$(2,063)	$75,221

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months
(Dollars in thousands)	ended September,
	2005	2004
Cash flows from operating activities:
Net income	$7,280	$7,349
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,900	1,402
Deferred rent	-	5
Amortization of deferred gain	(2,346)	(1,454)
Provision for doubtful accounts	-	238
Loss on disposal of fixed assets	(20)	151
Provision for inventory obsolescence	1,098	358
Deferred income taxes	732	1,777
Tax benefit on exercise of stock options	457	279
Net changes in operating assets and liabilities:
Accounts receivable, trade	(2,974)	(2,656)
Inventories	(4,234)	(4,443)
Prepaid expenses and other current assets	(568)	1,089
Other assets	(480)	(191)
Accounts payable, trade	4,746	(322)
Accrued expenses and other liabilities	646	130
Accrued litigation expenses	-	(2,100)
Income taxes payable	2,009	394
Net cash provided by operating activities	9,246	2,006
Cash flows from investing activities:
Purchases of property and equipment	(3,389)	(1,152)
Acquisition of business, net of cash acquired	(2,735)	(15,953)
Net cash used in investing activities	(6,124)	(17,105)
Cash flows from financing activities:
Payments under short-term debt and notes payable	(6,406)	-
Borrowings under short-term debt	7,000	5,613
Payments on long-term debt	(1,788)	-
Payments on deferred acquisition payments	(1,400)	-
Proceeds from exercise of options	1,031	573
Net cash provided by (used in) financing activities	(1,563)	6,186
Effect of exchange rates	12	(2)
Net change in cash and cash equivalents	1,571	(8,915)
Cash and cash equivalents, beginning of year	4,402	19,274
Cash and cash equivalents, end of period	$5,973	$10,359
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$932	$30
Income taxes	89	-
Noncash investing and financing transactions
Notes from acquisitions	-	3,000
Deferred acquisition payments	-	3,654
Purchases of property in accounts payable	-	230
Fair value of assets acquired less liabilities assumed	-	7,708

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION:

Interim financial statements:

The information presented as of September 30, 2005 and for the three and six month periods ended September 30, 2005 and 2004 is unaudited, and reflects all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of September 30, 2005 and the results of its operations and cash flows for the six month periods ended September 30, 2005 and 2004. The March 31, 2005 balance sheet information was derived from the audited consolidated financial statements for the year ended March 31, 2005.

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

Description of business:

Measurement Specialties, Inc. ("MSI" or the "Company") is a designer and manufacturer of sensors and sensor-based consumer products. The Company produces a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics including pressure, position, force, vibration, humidity and photo-optics. The Company has two segments, a Sensor business and a Consumer Products business.

The Sensor segment designs and manufactures sensors for original equipment manufacturers and end users. These sensors are used for automotive, medical, consumer, military/aerospace and industrial applications. The Company's sensor products include pressure and electromagnetic displacement sensors, transducers and sensors piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors and humidity sensors.

The Consumer Products segment designs and manufacturers sensor-based consumer products primarily as an original equipment manufacturer (OEM) that are sold to retailers and distributors primarily in the United States and Europe. Consumer products include bathroom and kitchen scales, tire pressure gauges and distance estimators.

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

Reclassifications:

The presentation of certain prior year information has been reclassified to conform with the current year financial statement presentation.

Stock Based Compensation:

The Company has three stock-based employee compensation plans. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. There was no compensation expense recognized for the three or six months ended September 30, 2005 and 2004, as a result of options issued. The table below illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation.

	For the three months		For the six months
	ended September 30,		ended September 30,
	2005	2004	2005	2004

Net income, as reported	$4,345	$4,054	$7,280	$7,349
Add: Stock-based employee compensation
expense included in reported net
income, net of related tax effects	-	-	-	-

Deduct: Total stock-based employee compensation
expense determined under fair value based
method for awards granted, modified, or
settled, net of related tax effects	(320)	(163)	(1,006)	(328)
Pro forma net income	$4,025	$3,891	$6,274	$7,021

Net income per share:
Basic - as reported	$0.32	$0.30	$0.53	$0.55
Basic - pro forma	0.30	0.29	0.46	0.53
Diluted - as reported	0.30	0.29	0.51	0.52
Diluted - pro forma	0.28	0.27	0.44	0.50

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

3. INVENTORIES:

Inventories net of inventory reserves, consists of the following:

	September 30,	March 31,
	2005	2005
Raw Materials	$12,247	$12,645
Work-in-Process	2,470	2,008
Finished Goods	8,587	5,629
	$23,304	$20,282

Inventory reserves were $4,208 at September 30, 2005 and $ 3,603 at March 31, 2005.

4. SHORT AND LONG-TERM DEBT:

Term Loan and Revolving Credit Facility

On December 17, 2004, the Company entered into a $35,000 five-year credit agreement with GE Commercial Finance, Commercial & Industrial Finance (“GE” or “GECC”), comprised of a $20,000 term loan and $15,000 revolving credit facility. JP Morgan Chase Bank, N.A. and Wachovia Bank, participated in the syndication. Interest accrues on the principal amount of borrowings at a rate based on either a London Inter-bank Offered Rate (LIBOR) rate plus a LIBOR margin or at an Index (a prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at the election of the borrower. From the closing date to the second anniversary date of the closing, the applicable LIBOR and Index Margins are 4.50% and 2.75%, respectively, and from the second anniversary, the applicable LIBOR and Index Margins are 4.25% and 2.50%, respectively, subject to a 2% increase upon the occurrence of an event of default under the credit agreement. The term loan is payable in nineteen quarterly installments of $500 beginning on March 1, 2005 with the final installment due on December 17, 2009. Proceeds from the new credit facility were primarily used to support the acquisition of Humirel (See Note 7), for ordinary working capital and general corporate needs and to replace the $15,000 revolving credit facility with Bank of America Business Capital (formerly Fleet Capital Corporation). The Company has provided a security interest in substantially all of the Company’s assets as collateral for the new credit facilities. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, and other related items. At September 30, 2005, the Company was in compliance with applicable debt covenants.

As of September 30, 2005, the Company utilized the LIBOR based rate for the term loan and the prime based Index Rate for the revolving credit facility. As of September 30, 2005, the outstanding borrowings on the term loan and revolver were $18,500 and $2,500, respectively, and the Company had the right to borrow an additional $12,500 under the revolving credit facility. The revolving credit facility is not directly based on any borrowing base requirements.

The weighted average interest rate for the above credit facilities was 7.89% for the six months ended September 30, 2005. The average amount outstanding under the agreements for the six months ended September 30, 2005 was $19,761.

Promissory Notes

In connection with the acquisition of Elekon Industries USA, Inc. (See Note 7), the Company issued unsecured Promissory Notes (“Notes”) totaling $3,000, of which $1,600 was outstanding and $1,000 was considered current at September 30, 2005. The Notes amortize over a period of three years, are payable quarterly and bear interest at 6%.

Other Short-Term Debt

In connection with the acquisition of Entran and Humirel, the Company assumed outstanding short-term borrowings. At September 30, 2005, $441 of this assumed short-term borrowing remains outstanding and is included in short-term debt in the accompanying condensed consolidated balance sheet.

Long-term debt and promissory notes

Below is a summary of the long-term debt and promissory notes outstanding at September 30, 2005:

Prime or LIBOR plus 2.75% five-year term loan with a final installment due on December 17, 2009.	$18,500

Governmental loans from French agencies at no interest and payable based on R&D expenditures.	563

Term credit facility with six banks at an interest rate of 4% payable through 2010.	937

6% Promissory Notes payable in twelve equal quarterly installments through September 20, 2007	1,600
21,600
Less long-term debt and promissory notes due currently	3,247
$18,353

5. PROPERTY AND EQUIPMENT:

Property and equipment are summarized as follows:

	September 30,	March 31,
	2005	2005	Useful Life
Production machinery and equipment	$21,902	$20,083	3-10 years
Building	1,375	750	39 years
Tooling costs	4,491	4,635	3-7 years
Furniture and equipment	6,548	6,348	3-10 years
Leasehold improvements	1,686	2,219	Lesser of useful life or remaining term of lease
Construction in progress	1,788	1,299	-
Total	37,790	35,334
Less: accumulated depreciation and amortization	(21,580)	(20,410)
	$16,210	$14,924

Depreciation expense was $1,053 and $752 for the three months ended September 30, 2005 and 2004, respectively, and depreciation expense was $2,070 and $1,402 for the six months ended September 30, 2005 and 2004, respectively.

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

The computation of the basic and diluted net income per share is as follows:

	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three months ended September 30, 2005:
Basic per share information	$4,345	13,642,981	$0.32
Effect of dilutive securities		650,374	(0.02)
Diluted per-share information	$4,345	14,293,355	$0.30

Three months ended September 30, 2004:
Basic per share information	$4,054	13,326,843	$0.30
Effect of dilutive securities		861,657	(0.01)
Diluted per-share information	$4,054	14,188,500	$0.29

Six months ended September 30, 2005:
Basic per share information	$7,280	13,621,764	$0.53
Effect of dilutive securities		671,959	(0.02)
Diluted per-share information	$7,280	14,293,723	$0.51

Six months ended September 30, 2004:
Basic per share information	$7,349	13,297,197	$0.55
Effect of dilutive securities		871,458	(0.03)
Diluted per-share information	$7,349	14,168,655	$0.52

7. ACQUISITIONS, GOODWILL AND ACQUIRED INTANGIBLES:

Recent Acquisitions:

As part of its growth strategy in the Sensors segment, the Company made six acquisitions during the year ended March 31, 2005. Proforma financial statements are presented below for the aggregate of the acquisitions of Elekon, Entran, Encoder, Humirel, MWS and Polaron.

Elekon:

On June 24, 2004, the Company acquired 100% of the capital stock of Elekon Industries USA, Inc. ("Elekon") for $7,797 ($4,500 in cash at the closing, $3,000 in unsecured Promissory Notes ("Notes") and $297 in acquisition costs). The terms of the Notes amortize over a period of three years, are payable quarterly and bear interest at a rate of 6%. If certain performance targets were achieved, an additional $3,000 could have been paid to the principals of Elekon. However, the performance targets for additional payments were not achieved, and accordingly, no additional payment will be made. Elekon is based in Torrance, California where it designs and manufactures optical sensors primarily for the medical and security markets. The transaction was recorded as a purchase, and is included in the consolidated financial results from the date of acquisition through September 30, 2005. The Company’s final allocation recorded goodwill of $5,708. Included in the goodwill is $1,200 resulting from the recording of deferred tax liabilities as part of the acquisition. Set forth below is a summary of the amount of purchase price allocated to intangibles related to the Elekon acquisition:

Description	Life	Value
Customer relationships	Indefinite	$1,870
Patents	18.5 years	775
Proprietary technology	10 years	510
Covenants not-to-compete	3 years	620
		$3,775

Below is a condensed balance sheet for the acquired business on the date of acquisition:

ELEKON INDUSTRIES, INC.
CONDENSED BALANCE SHEET
OF ACQUIRED ENTITY AT
JUNE 24, 2004

Assets:
Accounts receivable	$501
Inventory	442
Property and equipment	169
Others	20
1,132

Liabilities:
Accounts payable	(1,516)
Others	(102)
(1,618)
Net Assets Acquired	$(486)

Entran:

On July 16, 2004, the Company acquired 100% of the capital stock of Entran Devices, Inc. and Entran SA ("Entran") for $10,724 ($6,000 in cash at the closing, $1,195 in certain liabilities discharged at closing, $3,254 in deferred payments and $275 in acquisition costs). The Company will pay a deferred payment of $2,254 on July 16, 2006, and an additional $1,000 was paid in July 2005 upon the elimination of the lease expense and certain other expenses related to the Fairfield, NJ Facility. Entran, based in Fairfield, NJ and Les Clayes-sous-Bois, France, is a designer/manufacturer of acceleration, pressure and force sensors sold primarily to the automotive crash test and motor sport racing markets. The transaction was recorded as a purchase, and is included in the consolidated financial results from the date of acquisition through September 30, 2005. The Company’s final allocation recorded goodwill of $7,341. Included in the goodwill is $320 resulting from the recording of deferred tax liabilities as part of the acquisition. Set forth below is a summary of the amount of purchase price allocated to intangibles related to the Entran acquisition:

Description	Life	Value
Customer relationships	7 years	$700
Backlog	1 year	100
		$800

Below is a condensed balance sheet for the acquired business on the date of acquisition:

ENTRAN DEVICES, INC. AND ENTRAN SA
CONDENSED BALANCE SHEET
OF ACQUIRED ENTITY AT
JULY 16, 2004

Assets:
Cash	$246
Accounts receivable	2,002
Inventory	1,648
Property and equipment	979
Others	264
5,139

Liabilities:
Accounts payable	(2,013)
Others	(225)
(2,238)
Net Assets Acquired	$2,901

Encoder:

On July 16, 2004, the Company acquired the assets of Encoder Devices, LLC ("Encoder") for $4,601 ($4,000 in cash at the closing, $400 in deferred payment and $201 in acquisition costs). The Company paid the deferred payment of $400 on July 16, 2005. Encoder, based in Plainfield, IL, is a designer and manufacturer of rotational sensors (encoders) utilizing magnetic encoding technology. The transaction was recorded as a purchase and is included in the consolidated financial results from the date of acquisition through September 30, 2005. The Company’s final allocation recorded goodwill of $3,883. Set forth below is a summary of the amount of purchase price allocated to intangibles related to the Encoder acquisition:

Description	Life	Value
Patents	19.5 years	$137
Covenants not-to-compete	3 years	283
		$420

Below is a condensed balance sheet for the acquired business on the date of acquisition:

ENCODER DEVICES LLC
CONDENSED BALANCE SHEET
OF ACQUIRED ENTITY AT
JULY 16, 2004

Assets:
Accounts receivable	$96
Inventory	134
Property and equipment	245
Others	36
511

Liabilities:
Accounts payable	(204)
Others	(9)
(213)
Net Assets Acquired	$298

Humirel:

Effective on December 1, 2004, the Company acquired the stock of Humirel SA ("Humirel"), a designer/manufacturer of humidity sensors and assemblies based in France, for 19,000 Euro. The total purchase price in U.S. dollars based on the September 30, 2005 exchange rate was $24,388 ($21,609 at close, $1,747 in deferred payment, and $1,032 in acquisition costs). The deferred payment is due payable on the second anniversary of the closing date (less any applicable offsets) and bears interest at the rate of 3% per annum. In addition, the sellers can earn up to an additional 6,300 Euro, or $7,585, if certain performance hurdles, including achieving established net sales and gross margin levels in 2005, are achieved. Included in the purchase price is $476 for the 20,000 shares of restricted stock of the Company received by management shareholders as part of the closing consideration. The transaction was financed with a term credit facility issued by a syndicate of lending institutions, led by a new lender for the Company (See Note 4). The transaction was recorded as a purchase, and is included in the consolidated financial results from the date of acquisition. Set forth below is a summary of the amount of purchase price allocated to intangibles related to the Humirel acquisition. The Company has recorded goodwill of $18,069 for the acquisition. Included in the goodwill is $654 resulting from the recording of deferred tax liabilities as part of the acquisition. Set forth below is a summary of the amount of purchase price allocated to intangibles related to the Humirel acquisition:

Description	Life	Value
Customer relationships	8 years	$2,446
Patents	13 years	1,359
Tradename	3 years	216
Backlog	1 year	244
		$4,265

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

MWS Sensorik:

Effective January 1, 2005, the Company acquired 100% of the capital stock of MWS Sensorik GmbH ("MWS" or "Sensorik"), for 900 Euro, or $1,261 ($879 at close, $320 in deferred payments, and $62 in acquisition costs). The Company has placed this deferred payment into escrow at closing. The deferred payment will be released from escrow on the first anniversary of the closing date. MWS, based in Pfaffenhofen, Germany, integrates and distributes accelerometers and other sensors, sold primarily to the automotive crash test market. MWS has historically used MSI's silicon micromachined accelerometer as their die for piezoresistive sensors. The transaction was recorded as a purchase, and is included in the consolidated financial results from the date of acquisition through September 30, 2005. The Company has recorded goodwill of $504 and intangibles of $751 for the acquisition. Included in the goodwill is $257 resulting from the recording of deferred tax liabilities as part of the acquisition. Set forth below is a summary of the amount of purchase price allocated to intangibles related to the MWS acquisition:

Description	Life	Value
Customer relationships	8 years	$700
Backlog	1 year	51
		$751

Below is a condensed balance sheet for the acquired business on the date of acquisition:

MWS SENSORIK GMBH
CONDENSED BALANCE SHEET
OF ACQUIRED ENTITY AT
JANUARY 1, 2005

Assets:
Accounts receivable	$252
Inventory	189
Property and equipment	49
Others	6
496
Liabilities:
Accounts payable	(58)
Others	(175)
(233)
Net Assets Acquired	$263

Polaron:

Effective February 1, 2005, the Company has acquired certain assets of the industrial pressure sensing business of Polaron Components Limited in the United Kingdom, for GBP 1,200 or approximately $2,491 ($2,460 at close and $31 in acquisition costs). The assets were acquired by the Company's Chinese subsidiary, MSI Sensors (China) Limited. The transaction is a vertical integration move for the Company, as Polaron distributed certain of the Company's products in the UK and the Company distributed Polaron products in North America and Asia. MSI had been manufacturing Polaron pressure products in its wholly owned subsidiary in China. The transaction was recorded as a purchase, and is included in the consolidated financial results from the date of acquisition through September 30, 2005. The Company has recorded goodwill of $1,093 and intangibles of $1,003 for the acquisition. Set forth below is a summary of the amount of purchase price allocated to intangibles related to the Polaron acquisition:

Description	Life	Value
Customer relationships	8 years	$900
Backlog	1 year	103
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

	Three months ended	Six months ended
	September 30, 2004	September 30, 2004

Net sales	$38,261	$73,925
Net income	3,381	6,519
Net income per common share:
Basic	0.25	0.49
Diluted	0.24	0.46

Acquired Intangibles:

In connection with current and previous acquisitions, the Company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade names, covenants not-to-compete and order backlogs. The gross amounts and accumulated amortization of acquired and existing intangible assets, along with the range of amortizable lives are as follows:

		September 30, 2005			March 31, 2005
	Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	7-8	$4,746	($516)	$4,230	$4,923	($230)	$4,693
Patents	6-19.5	2,462	(324)	2,138	2,559	(221)	2,338
Tradenames	3	216	(60)	156	232	(41)	191
Backlogs	1	498	(410)	88	515	(177)	338
Covenants not-to-compete	3	903	(372)	531	903	(222)	681
Proprietary technology	10	510	(64)	446	510	(38)	472
		9,335	(1,746)	7,589	9,642	(929)	8,713
Unamortizable intangible assets:							-
Customer relationships	Indefinite	1,870	-	1,870	1,870	-	1,870
		$11,205	($1,746)	$9,459	$11,512	($929)	$10,583

Annual amortization expense is expected to approximate as follows:

Fiscal Year	Amortization Expense
2006	$1,571
2007	1,220
2008	973
2009	840
2010	839
Thereafter	3,270

Deferred Acquisition Payments:

In connection with the acquisitions, following is a summary of the deferred acquisition payments outstanding at September 30, 2005:

	Current	Long-term	Total
Entran	$2,254		$2,254
Humirel	-	1,747	1,747
MWS Sensorik	320	-	320
	$2,574	$1,747	$4,321

8. SEGMENT INFORMATION:

The Company has two business segments, a Sensor segment and a Consumer Products segment.

The Company's Sensor segment designs and manufactures sensors for original equipment manufacturers and end users. These sensors are used for automotive, medical, consumer, military/aerospace and industrial applications. These sensor products include pressure and electromagnetic displacement sensors, piezoelectric polymer film sensors, panel sensors, custom microstructures, load cells, accelerometers, optical sensors, and humidity sensors.

The Company's Consumer Products segment designs and manufactures sensor-based consumer products that are sold to retailers and distributors in both the United States and Europe. Consumer products include bathroom and kitchen scales, tire pressure gauges and distance estimators. The Company sold its branded bathroom and kitchen scale business to Conair Corporation on January 30, 2004. Accordingly, in the scale business, the Company sells primarily as an original equipment manufacturer (OEM) to retailers and distributors.

Segment data have been presented on a basis consistent with how business activities are reported internally to management. The Company has no material inter-segment sales. The following is information related to industry segments:

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
Net sales:
Sensors	$29,570	$23,553	$54,848	$40,694
Consumer Products	14,835	12,658	30,064	23,537
Total	44,405	36,211	84,912	64,231
Operating income :
Sensors	6,326	5,444	10,651	10,917
Consumer Products	2,550	2,060	4,777	3,374
Total segment operating income	8,876	7,504	15,428	14,291
Corporate expenses	(1,675)	(1,662)	(3,739)	(3,868)
Total operating income	7,201	5,842	11,689	10,423
Interest expense, net	486	108	958	97
Other expense (income), net	(64)	67	(21)	50
Income before income taxes	6,779	5,667	10,752	10,276
Income taxes	2,434	1,613	3,472	2,927
Net income	$4,345	$4,054	$7,280	$7,349

	September 30,	March 31,
	2005	2005
Segment Assets
Consumer Products	$19,968	$16,812
Sensors	79,586	74,029
Unallocated	34,907	35,163
Total	$134,461	$126,004

The following is geographic information related to net sales and long-lived assets. Net sales are specific to the country from which the product is invoiced. Long-lived assets include net property, plant and equipment, but exclude net intangible assets and goodwill, based on respective location of the Company’s operation.

	Six months ended September 30,
	2005	2004
Net Sales:

United States	$35,107	$31,783
Europe	8,197	2,698
Asia and Other	41,608	29,750
Total:	$84,912	$64,231

	September 30, 2005	March 31, 2005
Long lived assets:
United States	$3,740	$2,904
Europe	3,036	3,182
China	9,434	8,838
Total:	$16,210	$14,924

9. COMMITMENTS AND CONTINGENCIES:

Legal Proceedings

Pending Matters

Robert L. DeWelt v. Measurement Specialties, Inc. et al., Civil Action No. 02-CV-3431. On July 17, 2002, Robert DeWelt, the former acting Chief Financial Officer and former acting general manager of the Company’s Schaevitz Division, filed a lawsuit against the Company and certain officers and directors of the Company in the United States District Court of the District of New Jersey. Mr. DeWelt resigned on March 26, 2002 in disagreement with management’s decision not to restate certain of our financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. The Company filed a Motion to Dismiss this case, which was denied on June 30, 2003. The Company has answered the complaint and is engaged in the discovery process. This litigation is ongoing and the Company cannot predict its outcome at this time.

In re Service Merchandise Company, Inc. (Service Merchandise Company, Inc. v. Measurement Specialties, Inc.), United States Bankruptcy Court for the Middle District of Tennessee, Nashville Division, Case No. 399-02649, Adv. Pro. No. 301-0462A. The Company was defendant in a lawsuit filed in March 2001 by Service Merchandise Company, Inc. ("SMC") and its related debtors (collectively, the "Debtors") in the United States District Court for the Middle District of Tennessee in the context of the Debtors' Chapter 11 bankruptcy proceedings. The Bankruptcy Court entered a stay of the action in May 2001, which was lifted in February 2002. On March 30, 2004, the court entered an order allowing written discovery in the form of interrogatories and requests for production of documents to begin. All other discovery remains stayed. The action alleged that the Company received approximately $645 from one or more of the Debtors during the ninety (90) day period before the Debtors filed their bankruptcy petitions, that the transfers were to the Company’s benefit, were for or on account of an antecedent debt owed by one or more of the Debtors, made when one or more of the Debtors were insolvent, and that the transfers allowed the Company to receive more than we would have received if the cases were cases under Chapter 7 of the United States Bankruptcy Code. The action sought to disgorge the sum of approximately $645 from the Company. During the quarter ended September 30, 2005, the Company settled the SMC suit by paying $303, which was approximately the amount that had been accrued for this matter.

SEB Patent Issue. On December 12, 2003, Babyliss, SA, a wholly owned subsidiary of Conair Corporation, received notice from the SEB Group ("SEB") alleging that certain bathroom scales manufactured by the Company and sold by Babyliss in France violated certain patents owned by SEB. On May 19, 2004, SEB issued a Writ of Summons to Babyliss and the Company, alleging patent infringement and requesting the Tribunal de Grande Instance de Paris to grant them unspecified monetary damages and injunctive relief. Pursuant to the indemnification provisions of the Conair transaction, the Company has assumed defense of this matter. After thorough review, the Company believes SEB's allegations of patent infringement are without merit and the Company intends to defend the Company’s position vigorously.   On November 9, 2004, the Company requested of the Tribunal de Grande Instance de Paris a declaration of non-infringement of the SEB patent with regard to certain weighing sensor design known as an "M" design included in certain of our bathroom scales other than those to which SEB has alleged infringement.  On March 14, 2005, the Company filed pleadings with the Tribunal seeking nullity of the SEB patent and a ruling of non-infringement of the SEB patent with respect to the "M" design.  On June 13, 2005, SEB filed a reply with the Tribunal arguing validity of its patent, requesting dismissal of the request for nullity of the SEB patent and the request for the declaration of non-infringement with regard to the "M" design, and again requesting a ruling and relief on the patent infringement charge. On September 26, 2005, the Company filed reply pleadings with the Tribunal addressing the matters raised by SEB in its reply dated June 13, 2005, and again requested the Tribunal nullify claims of the SEB patent, declare the infringement action groundless, and provide a ruling of non-infringement of the SEB patent with respect to the "M" design.  At this time, the Company cannot predict the outcome of this matter.

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, or operating results.

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

Acquisition Earn-outs

As disclosed in Note 7 above, in connection with the Humirel acquisition, the Company has potential performance based earn-outs totaling 6,300 Euro (or approximately $7,585), if the maximum performance targets are achieved.

10. DERIVATIVE INSTRUMENTS

The Company has a number of forward purchase currency contracts with exercise dates through September 30, 2006 with a total notional amount of $8,428 at an average exchange rate of $1.26 (in US dollars) to hedge Humirel’s exposure to fluctuation in the US dollar relative to the Euro. As of September 30, 2005, the fair value of the currency contracts was a loss of $28.

11. RELATED PARTY TRANSACTIONS:

Executive Services and Non-Cash Equity Based Compensation

On April 21, 2003, the Compensation Committee of the Company's Board of Directors reached a verbal agreement with Frank Guidone regarding his long term retention as Chief Executive Officer. Definitive agreements memorializing this arrangement were entered into on July 22, 2003, between the Company and Four Corners Capital Partners, LP ("Four Corners"), a limited partnership of which Mr. Guidone is a principal. Pursuant to this arrangement, Four Corners will make Mr. Guidone available to serve as the Company's Chief Executive Officer for which it will receive an annual fee of $400 (plus travel costs for Mr. Guidone) and will be eligible to receive a performance-based bonus. The agreement is for an indefinite period of time and both parties have the right to terminate the agreement on sixty day's advance notice. Payments under this agreement to Four Corners in the six months ended September 30, 2005 and 2004 were $263 ($200 for executive services and $63 for expenses), and $241 ($200 for executive services and $41 for expenses), respectively.

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

Our Sensor segment designs and manufactures sensors for original equipment manufacturers and end users. These sensors are used for automotive, medical, consumer, military/aerospace and industrial applications. Our sensor products include pressure and electromagnetic displacement sensors, piezoelectric polymer film sensors, panel sensors, custom microstructures, load cells, accelerometers, optical sensors and humidity sensors.

Our Consumer Products segment designs and manufactures sensor-based consumer products that we sell primarily as an original equipment manufacturer to retailers and distributors in both the United States and Europe. Consumer products include bathroom and kitchen scales, tire pressure gauges and distance estimators.

OUR VISION AND STRATEGY

Our Vision is to become a leading, global provider of sensors and sensor-based solutions to the OEM and end-user markets. Our Strategy to achieve this Vision is to:

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

To finance our acquisitions, we have used a combination of cash, seller financing (including earn-out structures) and bank debt. We currently have a $35 million credit facility with General Electric Capital Corporation, which includes a $20 million term loan and a $15 million revolving credit facility of which $12,500 was available at September 30, 2005. It is our expectation and intent to use cash and add additional debt as appropriate to finance future acquisitions, generally staying within a two times senior debt to EBITDA (defined as “earnings before interest, taxes, depreciation and amortization”) ratio. Additionally, to fund future acquisitions we would consider the issuance of subordinated debt, or the sale of equity securities, or the sale of existing Company assets, and are actively pursuing sale of assets in our Consumer Products segment. Consistent with our Vision and Strategy to transition to a sensor-only business, we are currently engaged in preliminary discussions with a potential buyer to sell our Consumer Products segment, subject to the satisfactory completion of the negotiations and the drafting of a definitive agreement.

The following table sets forth, for the periods indicated, certain items in our consolidated statements of operations as a percentage of net sales:

	For three months ended September 30,		For six months ended September 30,
	2005	2004	2005	2004
Net Sales:
Sensors	66.6%	65.0%	64.6%	63.4%
Consumer Products	33.4	35.0	35.4	36.6
Total net sales	100.0	100.0	100.0	100.0

Cost of Sales	60.7	58.2	60.5	56.9
Gross profit	39.3	41.8	39.5	43.1

Operating expenses (income)
Selling, general, and administrative	20.5	23.4	22.8	24.5
Research and development, net	2.1	2.3	2.2	2.6
Customer funded development	(0.4)	(0.1)	(0.3)	(0.2)
Amortization of acquired intangibles	0.9	-	1.0	-
Interest expense, net	1.0	0.3	1.1	0.2
Other expenses (income), net	(0.1)	0.2	(0.0)	0.0
	24.0	26.1	26.8	27.1

Income before income taxes	15.3	15.6	12.7	16.0
Income tax expense	5.5	4.5	4.1	4.6
Net income	9.8%	11.1%	8.6%	11.4%

Trends.

Sensor Business: As discussed above, the sensors market is highly fragmented with hundreds of niche players. While the worldwide sensors market that we serve is expected to have a 5% Compound Annual Growth Rate (CAGR), we expect to gain share and grow our Sensor business in excess of the market. As a result of this growth strategy, we anticipate pursuing high volume sensor business that will carry lower gross margins than our traditional averages, which may influence our overall sensor gross margins. Accordingly, we anticipate average gross margins in the sensor division to decline to 46% from 50% for the fiscal year ending March 31, 2006.

Consumer Products Business: As a result of the Conair transaction, we now supply bath and kitchen scales solely as an OEM supplier for sale under their labels. As OEM margins historically have been lower than retail margins, including the effect of the amortized gain related to the Conair transaction, we anticipate gross margins in the Consumer Products for Conair, non-Conair scales, and tire gauge business to be in the 21% - 22% range for the fiscal year ending March 31, 2006.

RESULTS OF OPERATIONS

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS IN OUR CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004, RESPECTIVELY:

	For the three months
	ended September 30,
(Dollars in thousands)	2005	2004
Net Sales - Sensor	$29,570	$23,553
Net Sales - Consumer Products	14,835	12,658
Net sales	44,405	36,211
Cost of goods sold	26,950	21,082
Gross profit	17,455	15,129
Operating expenses (income):
Selling, general and administrative	9,118	8,474
Research and development	918	848
Customer funded development	(184)	(43)
Amortization of acquired intangibles	402	8
Total operating expenses	10,254	9,287
Operating income	7,201	5,842
Interest expense, net	486	108
Other expense, net	(64)	67
Income before taxes	6,779	5,667
Income taxes	2,434	1,613
Net income	$4,345	$4,054

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

The consolidated financial statements for the three month periods ended September 30, 2005 and September 30, 2004 include the results of the ongoing operations of Measurement Specialties, Inc. and its subsidiaries.

Net Sales.

Sensor Business. Net sales of the Sensor business increased 25.5% or $6,017 from $23,553 to $29,570. Excluding net sales from acquisitions completed during the year ended March 31, 2005, of $8,340 and $4,556 for quarters ended September 30, 2005 and 2004, respectively, net sales increased $2,233, or 11.8%. The increase in net sales for our base Sensor business for the quarter ended September 30, 2005 is primarily a result of increased demand in our Pressure product line, the Company’s largest.

This increased demand is primarily in the automotive sector, the result of continued platform expansion of our existing Microfused™ pressure products. In addition, we are seeing adoption of MSI's proprietary Microfused™ load cell technology (force sensors) for occupant weight sensing in automobiles.  We would expect sales growth in this sector to continue to grow as compared to last year. We are also seeing moderate growth in the Pressure line for a variety of applications in the non-automotive segment, as our customer base grows and key customer’s ramp up production. Sales in our Position product line decreased due to one time shipments made in the prior year. However, we expect the Position portion of our business to pick up slightly in the remaining months of fiscal 2006. The Sensor business remains very healthy and we anticipate growth prospects for both new and existing product lines.

Consumer Products Business. Net sales for our Consumer Products business increased 17.2% or $2,177 in the quarter ended September 30, 2005.  Net sales were strong for bath scales to U.S. and European customers. Worldwide tire gauge business increased 7%, or $238. Worldwide bath scale business increased 17% or $1,939. On an overall basis, we expect full year net sales for the Consumer Products business to be up slightly as compared to fiscal year 2005.

Gross Margin.

Gross margin as a percent of net sales decreased to 39.3% for the quarter ended September 30, 2005 from 41.8% for the quarter ended September 30, 2004.

Sensor Business. Gross margin as a percent of net sales for our base Sensor business (which excludes the effects of acquisitions) decreased to 49.4% for the quarter ended September 30, 2005 from 50.6% for the quarter ended September 30, 2004. This decline in margin is mainly due to the decrease in pricing in order to secure a larger volume of business with a major automotive customer, and the resulting increase in sales of these automotive sensors, which carry a lower gross margin than our average sensor business. Also contributing to the margin decline is higher commodity costs in our core sensors business. Including acquisition sales, gross margin as a percent of sales for our Sensor business decreased to 46.5% from 48.6%. Average gross margin of the acquired businesses is approximately 39.4% which is significantly less than the core sensor business.

Consumer Products Business.  Gross margin as a percent of net sales in our Consumer Products business decreased to 25.0% for the quarter ended September 30, 2005 from 27.6% for the quarter ended September 30, 2004.  The decrease in margin was the result of declining prices for products due to competitive pressures in the bath scale business, and changing product and customer mix in the tire gauge business. Declining prices for bath scales were offset somewhat by the sourcing of some finished goods at lower cost factories in China.

On a continuing basis our gross margin in the Sensor and Consumer Products businesses may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates, and other factors.

Selling , General and Administrative. Selling, General and Administrative (SG&A) expenses increased from $8,474 for the quarter ended September 30, 2004 to $9,118 for the quarter ended September 30, 2005. Excluding SG&A expenses specifically associated with the acquired companies, SG&A expenses increased by approximately $300, which is due mainly to an increase in wage and benefit expense.

Research and Development. Customer-funded development for the quarter ended September 30, 2005 increased to $184 compared to $43 for the quarter ended September 30, 2004. On a net basis, research and development costs decreased $71. The overall decrease on a net basis is due to higher customer funded development associated with related research and development costs, which more than offset the increase in related engineering costs.

Amortization of acquired intangibles. The $394 increase in amortization expense is due to the amortization of the acquired intangibles, such as customer relationships, patents and trade-names, directly related to the acquisitions during fiscal 2005.

Interest Expense, Net. The increase in interest expense is attributable to an increase in average debt outstanding from $3,681 for the quarter ended September 30, 2004 to $19,584 for the quarter ended September 30, 2005, as well as higher interest rates. The increase in debt was due to the acquisitions.

Income Taxes. The increase in the effective tax rate from 28.5% during the quarter ended September 30, 2004 to approximately 35.9% during the quarter ended September 30, 2005 primarily reflects the impact of an adjustment to reduce the net deferred tax assets resulting from a lower US tax rate. Excluding the effects of the adjustments described below, the Company’s effective tax rate during the quarter ended September 30, 2005 would have been approximately 25.45%.

During the quarter ended September 30, 2005, there was a larger apportionment to a state with a lower tax rate, since the Company has centralized the principal headquarters and much of the manufacturing operations in the U.S. to Hampton, Virginia from New Jersey. This has resulted in a lower effective tax rate for the U.S. The effective tax rate in the United States has decreased from 40% to approximately 38.20%. Accordingly, there was a $695 adjustment to write-down the related net deferred tax assets based on this lower U.S. tax rate, as well as a $14 adjustment related to a change in foreign tax rates.

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

We continue to evaluate the implications of the recently enacted American Jobs Creation Act of 2004. Due to, among other things, the volume of manufacturing in the U.S. and our net operating loss carry-forwards, we do not expect this Act to have an immediate or significant impact on our effective tax rates.

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS IN OUR CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004, RESPECTIVELY:

	For the six months
	ended September 30,
(Dollars in thousands)	2005	2004
Net Sales - Sensor	$54,848	$40,694
Net Sales - Consumer Products	30,064	23,537
Net sales	84,912	64,231
Cost of goods sold	51,366	36,525
Gross profit	33,546	27,706
Operating expenses (income):
Selling, general and administrative	19,405	15,748
Research and development	1,862	1,657
Customer funded development	(240)	(138)
Amortization of acquired intangibles	830	16
Total operating expenses	21,857	17,283
Operating income	11,689	10,423
Interest expense, net	958	97
Other expense, net	(21)	50
Income before taxes	10,752	10,276
Income taxes	3,472	2,927
Net income	$7,280	$7,349

SIX MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2004

The consolidated financial statements for the six month period ended September 30, 2005 and September 30, 2004 include the results of the ongoing operations of Measurement Specialties, Inc. and its subsidiaries.

Net Sales.

Sensor Business. Net sales for our Sensor business increased 34.8% or $14,154 from $40,694 to $54,848. Excluding fiscal 2006 net sales for fiscal 2005 acquisitions of $14,980, and fiscal 2005 net sales for fiscal 2005 acquisitions of $4,639, net sales for the six months ended September 30, 2005 and 2004, respectively, increased $3,813, or 10.6%. The increase in net sales for our base Sensor business in the six months ended September 30, 2005 is primarily a result of increased demand in our Pressure product line.

This increased demand is primarily in the automotive sector, the result of continued platform expansion of our existing Microfused™ pressure products. In addition, we are seeing adoption of  our proprietary Microfused™ load cell technology (force sensors) for occupant weight sensing in automobiles. We expect this growth to continue and perhaps accelerate this year’s net sales as compared to last year's net sales for this sector. We are also seeing moderate growth in the Pressure line for a variety of applications in the non-automotive segment as our customer base grows and key customer’s ramp up production. Sales in our Position product line decreased due to one time shipments made in the prior year. However, we expect the Position portion of our business to pick up slightly in the remaining months of fiscal 2006. The Sensor business remains very healthy and we anticipate growth prospects for both new and existing product lines.

Consumer Products Business Net sales for our Consumer Products business increased 27.7%, or $6,527 for the six month period ended September 30, 2005. Net sales of bathroom scales were strong for both quarters as compared with the prior year, as Conair and other large customers continue to win more new placements with our designs. On an overall basis, we expect full year net sales for the Consumer Products business to be up slightly as compared to fiscal year 2005.

Gross Margin.

Gross margin as a percent of net sales for the six months ended September 30, 2005 decreased to 39.5% from 43.1% for the six months ended September 30, 2004.

Sensor Business. Gross margin as a percent of net sales for our base Sensor business (which excludes the effects of acquisitions) decreased to 51.1% for the six months ended September 30, 2005 from 53.5% for the six months ended September 30, 2004. This decline in margin is due to the decrease in pricing in order to secure a larger volume of business with a major automotive and industrial customers, and the resulting increase in net sales of these automotive sensors, which carry a lower gross margin than our average sensor business. Also contributing to the margin decline is higher raw material costs in our core sensors business, as well as the change in the US dollar/Chinese renminbi currency exchange rate. Including acquisition sales, gross margin as a percent of sales for our Sensor business decreased to 48.0% from 52.0%. Average gross margin of the acquired businesses is approximately 39.9% which is significantly less than the core sensor business.

Consumer Products Business.  Gross margin as a percent of net sales in the Consumer Products business decreased to 24.1% for the six month period ended September 30, 2005 from 26.1% for the six month period ended September 30, 2004.  The decrease in margin was the result of declining prices for products due to competitive pressures and customer mix, as outlined for the three month period ending September 30, 2005 above.

On a continuing basis our gross margin in the Sensor and Consumer Products businesses may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates and other factors.

Selling , General and Administrative. Selling, General and Administrative (SG&A) expenses increased from $15,748 for the six months ended September 30, 2004 to $19,405 for the six months ended September 30, 2005. Excluding SG&A expenses specifically associated with the acquired companies, SG&A expenses increased by approximately $650. The prior year SG&A costs were lower than normal due to several miscellaneous items including a $200 insurance refund received during the six months ended September 30, 2004. Additionally, SG&A expenses were higher than normal because of severance and relocation costs incurred during the six months ended September 30, 2005.

During the quarter ended June 30, 2005, the Company executed certain cost reduction efforts to reduce operating expenses, including fully vacating the Entran facility in the U.S., as well as an overall staff reduction at other locations, resulting in severance and other related costs of approximately $379. The positive effect of these efforts will not be fully realized until later quarters in fiscal 2006. Additionally, professional fees increased largely to support the continued efforts associated with Sarbanes-Oxley compliance and the acquisitions.

Research and Development. Customer-funded development for the six months ended September 30, 2005 increased to $240 compared to $138 for the six months ended September 30, 2004. On a net basis, research and development costs increased $103. The overall increase has occurred as additional engineering resources have been utilized in order to support anticipated growth, as well as the effect of acquisitions.

Amortization of acquired intangibles. The $814 increase in amortization expense is due to the amortization of the acquired intangibles, such as customer relationships, patents and trade-names, directly related to the acquisitions during fiscal 2005.

Interest Expense, Net. The increase in interest expense is attributable to an increase in average debt outstanding from $2,103 for the six months ended September 30, 2004 to $19,761 for the six months ended September 30, 2005, as well as higher interest rates. The increase in debt was due to the acquisitions.

Income Taxes. The increase in the effective tax rate from 28.5% during the six months ended September 30, 2004 to approximately 32.3% during the six months ended September 30, 2005 primarily reflects the impact of an adjustment to reduce the net deferred tax assets resulting from a lower U.S. tax rate.

During the six months ended September 30, 2005, there was a larger apportionment to a state with a lower tax rate, since the Company has centralized the principal headquarters and much of the manufacturing operations in the U.S. to Hampton, Virginia from New Jersey. This has resulted in a lower effective tax rate for the U.S. The effective tax rate in the United States has decreased from 40% to approximately 38.2%. Accordingly, there was a $695 adjustment that increased income tax expense to write-down the related U.S. net deferred tax assets based on this lower U.S. tax rate, as well as a $14 adjustment related to a change in foreign tax rates.

Excluding the effects of the above adjustments, the Company’s effective tax rate during the six months ended September 30, 2005 would have been approximately 25.50%.

We continue to evaluate the implications of the recently enacted American Jobs Creation Act of 2004. Due to, among other things, the volume of manufacturing in the U.S. and our net operating loss carry-forwards, we do not expect this Act to have an immediate or significant impact on our effective tax rates.

Chinese Renminbi Revaluation.

On July 21, 2005, the renminbi increased in value by approximately 2.1% as compared to the U.S. dollar. The Chinese government announced that it will no longer peg the renminbi to the U.S. dollar, but established a currency policy letting the renminbi trade in a narrow band against a basket of currencies. Based on our net exposure of renminbi to U.S. dollars for the fiscal year ended March 31, 2005 and forecast information for fiscal 2006, we estimate a negative operating income impact of approximately $135 for every 1% appreciation in renminbi against the U.S. dollar (assuming no associated cost increases or currency hedging). The July 21, 2005 revaluation has resulted in a realized foreign exchange currency loss of approximately $60 included in "Other expenses." The Company continues to consider various alternatives to hedge this exposure, and has considered, but does not currently use, foreign currency contracts as a hedging strategy. The Company is attempting to manage this exposure through, among other things, pricing and monitoring balance sheet exposures for payables and receivables. See Item 3 below, “Quantitative and Qualitative Disclosures about Market Risk”, for additional details regarding the Company’s exposure to fluctuations in foreign currency exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (accounts receivable plus inventory less accounts payable) increased by $2,116 from $27,257 as of March 31, 2005 to $29,373 as of September 30, 2005. The increase in operating working capital was attributable to a increase in accounts receivable of $2,840 from $20,369 at March 31, 2005 to $23,209 at September 30, 2005, an increase in inventory of $3,022 from $20,282 at March 31, 2005 to $23,304 at September 30, 2005, and slightly offset by the increase in accounts payable of $3,746 to $17,140 at September 30, 2005 from $13,394 at March 31, 2005. The increase in accounts payable is due mainly to the overall increase in sales.

Cash provided from operating activities was $9,246 for the six months ended September 30, 2005, as compared to $2,006 provided for the six months ended September 30, 2004. The increase in cash provided by operations is mainly due to the increase in trade payables and income tax payable, higher collections from customers resulting from higher sales, as well as higher than normal payments last year for litigation expenses and larger non-cash amortization/depreciation and tax benefit on the exercise of stock options in fiscal 2006 as compared to the same period last year.

Net cash used in investing activities for the six months ended September 30, 2005 decreased relative to the corresponding period last year, primarily because there was no major activity for acquisitions of businesses during the current fiscal year. During the six months ended September 30, 2004, the Company made three acquisitions. The current year activity for acquisitions of businesses mainly reflects the final adjustments for related costs and purchase accounting. In addition, capital spending increased to $3,389 for the six months ended September 30, 2005 from $1,152 for the six months ended September 30, 2004. Capital spending is expected to be in the range of $5,500 to $6,500 for the fiscal year ended March 31, 2006.

Financing activities for the six months ended September 30, 2005 used $1,563, reflecting payments for promissory notes, term loan and deferred acquisition payments, which was partially offset by proceeds from the exercise of employee stock options and short-term debt borrowings.

On December 17, 2004, the Company entered into a $35,000 five-year credit agreement with GE Commercial Finance, Commercial & Industrial Finance (“GE” or “GECC”), comprised of a $20,000 term loan and $15,000 revolving credit facility. JP Morgan Chase Bank, N.A. and Wachovia Bank, National Association, participated in the syndication. Interest accrues on the principal amount of borrowings at a rate based on either a London Inter-bank Offered Rate (LIBOR) rate plus a LIBOR margin or at an Index (a prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at the election of the borrower. From the closing date to the second anniversary date of the closing, the applicable LIBOR and Index Margins are 4.50% and 2.75%, respectively, and from the second anniversary, the applicable LIBOR and Index Margins are 4.25% and 2.50%, respectively, subject to a 2% increase upon the occurrence of an event of default under the credit agreement. The term loan is payable in nineteen equal quarterly installments beginning on March 1, 2005 through December 17, 2009. Proceeds from the new credit facility were primarily used to support the acquisition of Humirel (See Note 7 to the Condensed Consolidated Financial Statements), for ordinary working capital and general corporate needs and to replace the $15,000 revolving credit facility with Bank of America Business Capital (formerly Fleet Capital Corporation). The Company has provided a security interest in substantially all of the Company’s assets as collateral for the new credit facilities. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, and other related items. At September 30, 2005, the Company was in compliance with applicable debt covenants.

As of September 30, 2005, the Company utilized the LIBOR based rate for the term loan and the prime based Index Rate for the revolving credit facility. As of September 30, 2005, the outstanding borrowings on the term loan and revolver were $18,500 and $2,500, respectively, and the Company had the right to borrow an additional $12,500 under the revolving credit facility. The revolving credit facility is not directly based on any borrowing base requirements.

The weighted average interest rate for the above credit facilities was 7.89% for the six months ended September 30, 2005. The average amount outstanding under the agreements for the six months ended September 30, 2005 was $19,761. As of September 30, 2005, the Company accrued interest of $269 in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

Promissory Notes

In connection with the acquisition of Elekon Industries USA, Inc. (See Note 7 to the Condensed Consolidated Financial Statements), the Company issued unsecured Promissory Notes (“Notes”) totaling $3,000, of which $1,600 was outstanding and $1,000 was considered current at September 30, 2005. The Notes amortize over a period of three years, are payable quarterly and bear interest at 6%.

Other Short-Term Debt

In connection with the acquisition of Entran and Humirel, the Company assumed outstanding short-term borrowings. At September 30, 2005, $441 of this assumed short-term borrowing remains outstanding and is included in short-term debt in the accompanying condensed consolidated balance sheet.

Liquidity:

At November 1, 2005, we had approximately $8,236 of available cash and $12,500 of borrowing capacity under our revolving credit facility. This amount includes the increased borrowing capacity resulting from the acquisitions.

OTHER COMPREHENSIVE INCOME

Other comprehensive income consists primarily of foreign currency translation adjustments. The increase in other comprehensive loss is due to the changes in the exchange rate of the U.S. dollar relative to the Euro for the Euro denominated operations of Humirel and Entran, as well as the recent fluctuation in the Chinese renminbi relative to the U.S. dollar.

DEFERRED REVENUE

On January 30, 2004, Conair Corporation purchased certain assets of our Thinner® branded bathroom and kitchen scale business, and now owns worldwide rights to the Thinner® brand name and exclusive rights to the Thinner® designs in North America. We accounted for the sale of this business under the guidance of EITF 00-21. During the six months ended September 30, 2005, the Company recognized $2,346 of the deferred revenue, and at September 30, 2005, there remained $1,418 in deferred revenue. As this deferred revenue becomes fully utilized, the Company expects to transition this business to products with higher prices, but there remains the risk that margins may decline after the deferred revenue is fully recognized.

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

AGGREGATE CONTRACTUAL OBLIGATIONS

As of September 30, 2005, the Company's contractual obligations, including payments due by period, are as follows:

Contractual Obligations

	Payment due by period
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
Long-Term Debt Obligations	$3,247	$2,862	$2,445	$2,359	$10,640	$47	$21,600

Interest Obligation on Long-term Debt	1,665	1,404	1,215	1,035			5,319

Capital Lease Obligations	182	318	197	39	5	-	741

Operating Lease Obligations	1,939	1,998	1,082	1,050	1,076	2,978	10,123

Purchase Obligations	-	-	-	-	-	-	-

Deferred Acquisition Payments	2,254	2,067	-	-	-	-	4,321

Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet Under GAAP	2,941	-	-	-	-	-	2,941

Total	$12,228	$8,649	$4,939	$4,483	$11,721	$3,025	$45,045

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Dollars in thousands)

Foreign Currency Exchange Risk

We are exposed to a certain level of foreign currency exchange risk. Most of our revenues are priced in U.S. dollars. Most of our costs and expenses are priced in U.S. dollars, with the remaining priced in Chinese renminbi, Euros and Hong Kong dollars. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the percentage of net sales in U.S. dollars compared with that of our foreign customers' currencies. U.S. net sales were approximately $35,100, or 41.3% of consolidated net sales for the six months ended September 30, 2005. Net sales from our China facility were approximately $24,300 (inclusive of approximately $11,500 intercompany sales) or 28.6% of consolidated net sales for the six months ended September 30, 2005. Net sales from our Hong Kong operation were approximately $28,800 or 33.9% of consolidated net sales for the six months ended September 30, 2005. Net sales from our European operations were approximately $8,200 or approximately 9.7% of consolidated net sales for the six months ended September 30, 2005. We are exposed to foreign currency transaction and translation losses, which might result from adverse fluctuations in the value of the Euro, Hong Kong dollar and Chinese renminbi.

At September 30, 2005 and March 31, 2005, we had net assets of approximately $49,100 and $48,000, respectively, in the United States. At September 30, 2005, we had net assets of $185 in Europe, subject to fluctuations in the value of the Euro against the U.S. dollar, and at March 31, 2005, we had net assets of $49 in Europe. The change in the value of the U.S. dollar relative to the Euro from March 31, 2005 to September 30, 2005 resulted in a translation decrease in total assets and total liabilities of approximately $2,000. At September 30, 2005 and March 31, 2005, we had net assets of approximately $14,300 and $9,500, respectively, in Hong Kong subject to fluctuations in the value of the Hong Kong dollar. At September 30, 2005 and March 31, 2005, we had net assets of approximately $11,700 and $10,455, respectively, in China subject to fluctuations in the value of the Chinese renminbi.

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

Based on the net exposures of Euros to the U.S. dollars for the quarter ended September 30, 2005, we estimate a positive operating income impact of $95 for every 1% appreciation in Euros relative to the US dollar (assuming no associated costs increases or currency hedging).

We have acquired a number of foreign currency exchange contracts with the purchase of Humirel. We have currency contracts which have a total notional amount of $8,428 with exercise dates through September 30, 2006 at an average exchange rate of $1.26 (Euro to U.S. dollar conversion rate) with a fair value of a loss of approximately $28 at September 30, 2005. The fair value and the change in the fair value of these currency contracts are not material to the condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except that relating to the acquisitions of Humirel, and MWS Sensorik as of September 30, 2005 (See Note 2 to the condensed consolidated financial statements included in this Quarterly Report Filed on Form 10-Q.). The Company will be making changes to the internal controls of these newly acquired companies as part of the integration into the Company. However, for purposes of this evaluation, the impact of these acquisitions on the Company's internal controls over financial reporting have been excluded. The total of the Humirel and MWS Sensorik acquisitions represents approximately $5,846 in net sales; operating income of $800 for the six months ended September 30, 2005 and $6,049 in total assets and $5,669 in total liabilities at September 30, 2005, which are included as part of the Company's Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(DOLLARS IN THOUSANDS)

Pending Matters

Robert L. DeWelt v. Measurement Specialties, Inc. et al., Civil Action No. 02-CV-3431. On July 17, 2002, Robert DeWelt, the former acting Chief Financial Officer and former acting general manager of the Company’s Schaevitz Division, filed a lawsuit against us and certain of our officers and directors in the United States District Court of the District of New Jersey. Mr. DeWelt resigned on March 26, 2002 in disagreement with management’s decision not to restate certain of our financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. We have filed a Motion to Dismiss this case, which was denied on June 30, 2003. We have answered the complaint and are engaged in the discovery process. This litigation is ongoing and we cannot predict its outcome at this time.

In re Service Merchandise Company, Inc. (Service Merchandise Company, Inc. v. Measurement Specialties, Inc.), United States Bankruptcy Court for the Middle District of Tennessee, Nashville Division, Case No. 399-02649, Adv. Pro. No. 301-0462A. We were defendant in a lawsuit filed in March 2001 by Service Merchandise Company, Inc. ("SMC") and its related debtors (collectively, the "Debtors") in the United States District Court for the Middle District of Tennessee in the context of the Debtors' Chapter 11 bankruptcy proceedings. The Bankruptcy Court entered a stay of the action in May 2001, which was lifted in February 2002. On March 30, 2004, the court entered an order allowing written discovery in the form of interrogatories and requests for production of documents to begin. All other discovery remains stayed. The action alleged that we received approximately $645 from one or more of the Debtors during the ninety (90) day period before the Debtors filed their bankruptcy petitions, that the transfers were to our benefit, were for or on account of an antecedent debt owed by one or more of the Debtors, made when one or more of the Debtors were insolvent, and that the transfers allowed us to receive more than we would have received if the cases were cases under Chapter 7 of the United States Bankruptcy Code. The action sought to disgorge the sum of approximately $645 from us. During the quarter ended September 30, 2005, we settled the suit by paying $303, which was approximately the amount that had been accrued for this matter.

SEB Patent Issue. On December 12, 2003, Babyliss, SA, a wholly owned subsidiary of Conair Corporation, received notice from the SEB Group ("SEB") alleging that certain bathroom scales manufactured by us and sold by Babyliss in France violated certain patents owned by SEB. On May 19, 2004, SEB issued a Writ of Summons to Babyliss and us, alleging patent infringement and requesting the Tribunal de Grande Instance de Paris to grant them unspecified monetary damages and injunctive relief. Pursuant to the indemnification provisions of the Conair transaction, the we have assumed defense of this matter. After thorough review, we believe SEB's allegations of patent infringement are without merit and we intend to defend the our position vigorously.   On November 9, 2004, we requested of the Tribunal de Grande Instance de Paris a declaration of non-infringement of the SEB patent with regard to certain weighing sensor design known as an "M" design included in certain of our bathroom scales other than those to which SEB has alleged infringement.  On March 14, 2005, we filed pleadings with the Tribunal seeking nullity of the SEB patent and a ruling of non-infringement of the SEB patent with respect to the "M" design.  On June 13, 2005, SEB filed a reply with the Tribunal arguing validity of its patent, requesting dismissal of the request for nullity of the SEB patent and the request for the declaration of non-infringement with regard to the "M" design, and again requesting a ruling and relief on the patent infringement charge. On September 26, 2005, we filed reply pleadings with the Tribunal addressing the matters raised by SEB in its reply dated June 13, 2005, and again requested the Tribunal nullify claims of the SEB patent, declare the infringement action groundless, and provide a ruling of non-infringement of the SEB patent with respect to the "M" design.  At this time, we cannot predict the outcome of this matter.

From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Since January 1, 2000, our Savings Plan for Employees of Measurement Specialties, Inc. (the “401(k) Plan”) has offered, as one of several investment alternatives, the option to allocate contributions toward the purchase of shares of our common stock. Prior to today, such sales, and interests in the 401(k) Plan were not registered under federal or state securities laws. As a result, we may have failed to comply with the registration or qualification requirements of applicable federal and state securities laws. We are in the process of gathering information on the number of shares so purchased and the prices per share. We did not receive any of the proceeds of any election to allocate contributions toward the purchase of our shares under the 401(k) Plan.

To remedy the situation, we plan to file a registration statement on Form S-8 covering future sales of stock, and interests in the 401(k) Plan, on or about November 30, 2005. Participants in the 401(k) Plan who purchased shares of our common stock prior to the effectiveness of this registration statement on Form S-8 may have the right to rescind such prior purchase under federal and state securities laws.

ITEM 6. EXHIBITS

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Measurement Specialties, Inc. (Registrant)

Date: November 9, 2005	By:	/s/ John P. Hopkins
John P. Hopkins
Chief Financial Officer (authorized officer and principal financial officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Frank D. Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of John P. Hopkins required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Frank D. Guidone and John P. Hopkins required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350