Form 10-K/A
period 2005-03-31
MEASUREMENT SPECIALTIES INC
filed 2006-01-24
CIK 778734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        AMENDMENT NO. 1 to Form 10-K on

                                   FORM 10-K/A

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


                       DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON SEPTEMBER 13, 2005 TO BE FILED BY THE REGISTRANT WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NO LATER THAN 120 DAYS AFTER THE FISCAL YEAR ENDED MARCH 31, 2005.

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the "Amendment") amends the Annual Report on Form 10-K of Measurement Specialties, Inc. (the "Company") for the fiscal year ended March 31, 2005, previously filed on June 14, 2005 (the "Original 10-K"). The Company has filed this Amendment solely for the purpose of filing corrected versions of: (i) the Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed as Exhibit 31.1 to the Original 10-K), (ii) the Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed as Exhibit 31.2 to the Original 10-K), and (iii) the Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed as Exhibit 32.1 to the Original 10-K). This Amendment contains the corrected Certifications noted herein and should be read in conjunction with the information set forth in the Original 10-K, as well as the Company's quarterly reports on Form 10-Q for the three months ended June 30, 2005 and September 30, 2005, filed on August 9, 2005, as amended on January 24, 2006, and November 9, 2005, as amended on January 24, 2006, respectively, and any subsequent reports filed pursuant to the Securities Exchange Act of 1934.

All information contained in this Amendment is as of the original filing date of the Original Form 10-K and does not reflect events occurring after the filing of the Original 10-K or modify or update the disclosures therein in any way other than as required to reflect the amendments set forth herein.

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

Date: January 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                                Title                          Date
--------------------------  ---------------------------------------------  ----------------

                                                                           January 24, 2006
/s/ Frank Guidone           President, Chief Executive Officer and
--------------------------  Director (Principal Executive Officer)
Frank Guidone


                                                                           January 24, 2006
/s/ John P. Hopkins         Chief Financial Officer (Principal Financial
--------------------------  Officer and Principal Accounting Officer)
John P. Hopkins


/s/ Morton L. Topfer        Chairman of the Board                          January 24, 2006
--------------------------
Morton L. Topfer


/s/ John D. Arnold          Director                                       January 24, 2006
--------------------------
John D. Arnold


/s/ Satish Rishi            Director                                       January 24, 2006
--------------------------
Satish Rishi


/s/ R. Barry Uber           Director                                       January 24, 2006
--------------------------
R. Barry Uber

                      EXHIBIT INDEX

NUMBER         DESCRIPTION
-------------  -----------
  3.1          Second Restated Certificate of Incorporation of
               Measurement Specialties, Inc.

  3.2          Bylaws of Measurement Specialties, Inc.

  4.1 Specimen Certificate for shares of common stock of Measurement Specialties, Inc.

  10.1         Supply and Distribution Agreement dated September 26,
               1997 between Korona GmbH & Co. KG and
               Measurement Specialties, Inc.


  10.2         Product Line Acquisition Agreement dated January 5,
               2000 between Exeter Technologies, Inc., Dr. Michael
               Yaron and Measurement Specialties, Inc.

  10.3 Stock Purchase Agreement dated February 11, 2000 between Perkin-Elmer, Inc. and Measurement
               Specialties, Inc.

  10.4         Purchase Agreement dated August 4, 2000 between
               TRW Sensors & Components, Inc. and Measurement
               Specialties, Inc.

  10.5 Asset Purchase Agreement dated August 14, 1998 between AMP Incorporated, The Whitaker Corporation and Measurement Specialties, Inc.

  10.6         Measurement Specialties, Inc. 1995 Stock Option Plan.

  10.7         Measurement Specialties, Inc. 1998 Stock Option Plan.

  10.8         Lease dated December 30, 1999 between Hollywood
               Place Company Limited and Measurement Limited for property in Kowloon, Hong Kong.

  10.9         Lease dated September 14, 1977 between Schaevitz E.M.
               Limited and Slough Trading Estate Limited for property in Slough, England.

  10.10        Deed of Variation dated July 14, 1992 of Lease between
               Slough Trading Estate Limited and Lucas Schaevitz Limited.

  10.11        Assignment of Lease, dated August 4, 2000, from Lucas
               Schaevitz Limited to Measurement Specialties (England)
               Limited.

  10.12        License to Assign dated August 4, 2000 between Slough
               Trading Estate Limited, Lucas Schaevitz Limited,
               Measurement Specialties (England) Limited and
               Measurement Specialties, Inc. for property in Slough,
               England.

  10.13        Lease dated May 5, 1994 between Transcube Associates and
               Measurement Specialties, Inc. for property in Fairfield, New
               Jersey.


  10.14 First Amendment dated February 24, 1997 to Lease between Transcube Associates and Measurement
               Specialties, Inc.

  10.15 Second Amendment dated July 10, 2000 to Lease between Transcube Associates and Measurement
               Specialties, Inc.

  10.16 First Amendment dated February 1, 2001 to Lease between Kelsey-Hayes Company and Measurement
               Specialties, Inc. for property in Hampton, Virginia.

  10.17        Lease Agreement dated May 20, 1986 between Semex,
               Inc. and Pennwalt Corporation and all amendments for property in Valley Forge, Pennsylvania.

  10.18        Lease Agreement dated January 10, 1986 between
               Creekside Industrial Associates and I.C. Sensors and all amendments for property in Milpitas, California.

  10.19        Lease Agreements for property in Shenzhen, China

  10.20        Lease dated August 4, 2000 between Kelsey-Hayes
               Company and Measurement Specialties, Inc. for property in Hampton, Virginia.

  10.21 Amended and Restated Revolving Credit, Term Loan and Security Agreement dated as of February 28, 2001 among Measurement Specialties, Inc., Measurement
               Specialties UK Limited, Summit Bank, The Chase
               Manhattan Bank and First Union National Bank as agent and all amendments.

  10.22 Agreement for the Purchase of the Share Capital of Terraillon Holdings Limited, dated 7 June 2001, among
               Hibernia Development Capital Partners LLP, Hibernia
               Development Capital Partners II LLP, Fergal Mulchrone and Chris Duggan and Andrew Gleeson and
               Measurement Specialties, Inc.

  10.23 Supplemental Agreement, dated 11 July 2001, concerning the amendment of the Agreement for the Purchase of the Share Capital of Terraillon Holdings
               Limited, dated 7 June 2001.

  10.24 Asset Purchase Agreement dated July 12, 2002 by and among Elmos Semiconductor AG, Silicon
               Microstructures, Inc., Measurement Specialties, Inc., and
               IC Sensors Inc. Stock Purchase Agreement, dated as of
               September 18, 2002, by and between FUKUDA
               (Luxembourg) S.a.r.l. and Measurement Specialties, Inc.

  10.26 Forbearance Agreement, dated as of July 2, 2002, by and among Wachovia Bank, National Association, for itself and as agent for Fleet National Bank and JP Morgan
               Chase Bank, Measurement Fleet National Bank and JP
               Morgan Chase Bank, Measurement Specialties, Inc.,

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

  21.1         Subsidiaries.

  23.1         Consent of Grant Thornton LLP dated June 10, 2005.

  23.2+        Consent of Grant Thornton LLP dated January 24, 2006.

  31.1*        Certification of Chief Executive Officer pursuant to Rule
               13a-14(a)/15d-14(a), as adopted pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002

  31.2*        Certification of Chief Financial Officer pursuant to Rule
               13a-14(a)/15d-14(a), as adopted pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002

  32.1*        Certification of Chief Executive Officer and
               Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002

  99.1         Certification pursuant to Section 906 of the Sarbanes-
               Oxley Act of 2002

+ Filed herewith

* Revised Exhibit as set forth in the Explanatory Note above, filed herewith.

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