Form 10-Q/A
period 2005-06-30
MEASUREMENT SPECIALTIES INC
filed 2006-01-24
CIK 778734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 to Form 10-Q on

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Measurement Specialties, Inc. (the “Company”) for the quarter ended June 30, 2005, previously filed on August 9, 2005 (the “Original 10-Q”). The Company has filed this Amendment solely for the purpose of filing corrected versions of: (i) the Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed as Exhibit 31.1 to the Original 10-Q), and (ii) the Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed as Exhibit 31.2 to the Original 10-Q). This Amendment contains the corrected Certifications noted herein and should be read in conjunction with the information set forth in the Original 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, previously filed on June 14, 2005 (the “Original 10-K”) , as amended on January 24, 2006, and the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed on November 9, 2005, as amended on January 24, 2006, and any subsequent reports filed pursuant to the Securities Exchange Act of 1934.

All information contained in this Amendment is as of the original filing date of the Original Form 10-Q and does not reflect events occurring after the filing of the Original 10-Q or modify or update the disclosures therein in any way other than as required to reflect the amendments set forth herein.

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

ITEM 6.   EXHIBITS

EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1*	Certification of Frank D. Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

31.2 *	Certification of John P. Hopkins required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Frank D. Guidone and John P. Hopkins required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*   Revised Exhibits as set forth in the Explanatory Note above, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Measurement Specialties, Inc. (Registrant)

Date: January 24, 2006	By:	/s/ John P. Hopkins
John P. Hopkins
Chief Financial Officer (authorized officer and principal financial officer)