Form 10-Q/A
period 2005-09-30
MEASUREMENT SPECIALTIES INC
filed 2006-01-24
CIK 778734

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Measurement Specialties, Inc. (the “Company”) for the quarter ended September 30, 2005, previously filed on November 9, 2005 (the “Original 10-Q”). The Company has filed this Amendment solely for the purpose of filing corrected versions of: (i) the Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed as Exhibit 31.1 to the Original 10-Q), and (ii) the Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed as Exhibit 31.2 to the Original 10-Q). This Amendment contains the corrected Certifications noted herein and should be read in conjunction with the information set forth in the Original 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, previously filed on June 14, 2005 (the “Original 10-K”) , as amended on January 24, 2006, and the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005, as amended on January 24, 2006, and any subsequent reports filed pursuant to the Securities Exchange Act of 1934.

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