Form 10-Q
period 2005-12-31
MEASUREMENT SPECIALTIES INC
filed 2006-02-09
CIK 778734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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
Yes ☒    No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,811,780 shares of common stock, no par value per share, as of February 1, 2006.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months		For the nine months
	ended December 31,		ended December 31,
(Dollars in thousands, except per share amounts )	2005	2004	2005	2004
Net sales	$31,006	$22,957	$85,854	$63,649
Cost of goods sold	16,450	11,028	44,994	30,151
Gross profit	14,556	11,929	40,860	33,498
Operating expenses (income):
Selling, general and administrative	8,455	7,788	26,040	21,296
Research and development	719	583	1,935	1,625
Customer funded development	(106)	(80)	(345)	(218)
Amortization of acquired intangibles	391	97	1,220	188
Total operating expenses	9,459	8,388	28,850	22,891
Operating income	5,097	3,541	12,010	10,607
Interest expense, net	541	148	1,499	245
Other expense	125	70	130	138
Income from continuing operations
before income taxes	4,431	3,323	10,381	10,224
Income taxes	697	946	2,942	2,913
Income from continuing operations	3,734	2,377	7,439	7,311
Discontinued operations (Note 8):
Income from discontinued operations before income taxes	1,913	1,693	6,716	5,067
Income taxes from discontinued operations	348	483	1,574	1,445
Income from discontinued operations, before gain	1,565	1,210	5,142	3,622
Gain on disposition of discontinued operations (net of income tax)	9,113	–	9,113	–
Income from discontinued operations	10,678	1,210	14,255	3,622
Net income	$14,412	$3,587	$21,694	$10,933

Net income per common share – Basic
Income from continuing operations	$0.27	$0.18	$0.54	$0.55
Income from discontinued operations	0.11	0.09	0.38	0.27
Gain from disposition	0.67	–	0.67	–
Net income per common share – Basic	$1.05	$0.27	$1.59	$0.82

Net income per common share – Diluted
Income from continuing operations	$0.26	$0.17	$0.52	$0.52
Income from discontinued operations	0.11	0.08	0.36	0.26
Gain from disposition	0.64	–	0.64	–
Net income per common share – Diluted	$1.01	$0.25	$1.52	$0.78

Weighted average shares outstanding – Basic	13,682,326	13,439,320	13,662,200	13,344,886
Weighted average shares outstanding – Diluted	14,278,889	14,204,853	14,309,111	14,089,032

See Accompanying Notes to Condensed Consolidated Financial Statements

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	December 31, 2005	March 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$14,134	$4,402
Accounts receivable, trade, net of allowance for
doubtful accounts of $408 and $244, respectively	18,289	16,060
Inventories, net	24,471	17,278
Deferred income taxes	4,200	4,227
Prepaid expenses and other current assets	2,949	2,726
Current portion of promissory note receivable	1,900	–
Current assets of discontinued operations	928	7,673
Total current assets	66,871	52,366

Property and equipment:
Property and equipment, net	20,682	12,689
Property and equipment of discontinued operations, net	–	2,235
Total property and equipment, net	20,682	14,924

Other assets:
Goodwill	40,520	40,010
Acquired intangible assets, net	10,510	10,583
Deferred income taxes	8,370	7,190
Promissory note receivable, net of current portion	1,900	–
Other assets	1,461	931
Total other assets	62,761	58,714
Total assets	$150,314	$126,004

See Accompanying Notes to Condensed Consolidated Financial Statements

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	March 31,
(Dollars in thousands)	2005	2005

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of promissory notes payable	$1,000	$1,200
Current portion of deferred acquisition payments	4,292	1,720
Short-term debt	4,165	2,085
Current portion of long-term debt	2,075	2,310
Accounts payable	12,863	7,059
Accrued expenses and other current liabilities	4,147	3,554
Accrued compensation	3,381	2,189
Income taxes payable	3,159	815
Current liabilities of discontinued operations	1,945	10,623
Total current liabilities	37,027	31,555

Other liabilities:
Promissory notes payable, net of current portion	350	1,100
Long-term debt, net of current portion	17,690	18,928
Deferred acquisition payments, net of current portion	–	4,069
Contingent consideration provision (Note 7)	2,816	–
Other liabilities	1,767	1,764
Other liabilities of discontinued operations	–	572
Total liabilities	59,650	57,988

Shareholders’ equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	–	–
Common stock, no par; 20,000,000 shares authorized; 13,811,780 and
13,257,084 shares issued and outstanding, respectively	–	–
Additional paid-in capital	65,017	61,787
Retained earnings	28,423	6,729
Accumulated other comprehensive loss	(2,776)	(500)
Total shareholders’ equity	90,664	68,016
Total liabilities and shareholders’ equity	$150,314	$126,004

See Accompanying Notes to Condensed Consolidated Financial Statements

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the nine months ended December 31, 2005 and 2004
(UNAUDITED)

(Dollars in thousands)	Additional paid-in capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
Balance, April 1, 2004	$59,011	$(8,097)	$(74)	$50,840
Comprehensive income:
Net income		10,933		10,933	$10,933
Currency translation adjustment			750	750	750
Comprehensive income					$11,683
Issuance of common stock for acquisition of Humirel S.A.	476			476
Proceeds from exercise of stock options	1,055			1,055
Tax benefit from exercise of stock options	66			66
Balance, December 31, 2004	$60,608	$2,836	$676	$64,120

Balance, April 1, 2005	$61,787	$6,729	$(500)	$68,016
Comprehensive income:
Net income		21,694		21,694	$21,694
Currency translation adjustment			(2,276)	(2,276)	(2,276)
Comprehensive income					$19,418
Issuance of stock options (Note 7)	913			913
Proceeds from exercise of stock options	1,690			1,690
Tax benefit from exercise of stock options	627			627
Balance, December 31, 2005	$65,017	$28,423	$(2,776)	$90,664

See Accompanying Notes to Condensed Consolidated Financial Statements

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	For the nine months
(Dollars in thousands)	ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$21,694	$10,933
Income from discontinued operations	5,142	3,622
Gain on sale of discontinued operations	9,113	–
Income from continuing operations	7,439	7,311
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,858	1,705
Deferred rent	–	5
(Gain) loss on sale of assets	17	(141)
Provision for doubtful accounts	(124)	243
Provision for inventory obsolescence	1,922	221
Provision for warranty	18	–
Deferred income taxes	779	2,461
Tax benefit on exercise of stock options and warrants	627	66
Net change in operating assets and liabilities:
Accounts receivable, trade	(1,165)	(1,403)
Inventories	(7,002)	(3,634)
Prepaid expenses and other current assets	(287)	2,865
Other assets	(246)	(1,413)
Accounts payable, trade	2,574	4,609
Accrued expenses and other liabilities	95	906
Accrued litigation expenses	–	(2,100)
Income taxes payable	2,446	(804)
Net cash provided by operating activities from continuing operations	10,951	10,897
Cash flows used in investing activities:
Purchases of property and equipment	(6,276)	(2,578)
Acquisition of business, net of cash acquired	(3,445)	(39,084)
Net cash used in investing activities from continuing operations	(9,721)	(41,662)
Cash flows from financing activities:
Borrowings under short-term debt	7,262	20,000
Payments under short-term debt and notes payable	(6,596)	–
Payments on long-term debt	(2,371)	(156)
Payment of deferred acquisition costs	(1,400)	–
Proceeds from exercise of options and warrants	1,690	1,055
Net cash provided by (used in) financing activities from continuing operations	(1,415)	20,899
Net cash provided by operating activities of discontinued operations	7,109	(1,479)
Net cash provided by investing activities of discontinued operations	2,871	(511)
Net cash provided by (used in) discontinued operations	9,980	(1,990)
Net change in cash and cash equivalents	9,795	(11,856)
Effect of exchange rate changes on cash	(63)	62
Cash, beginning of year	4,402	19,274
Cash, end of year	$14,134	$7,480
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$1,456	$219
Income taxes	3,276	814
Non-cash investing and financing transactions:
Promissory notes payable from acquisitions	1,350	3,000
Promissory notes receivable from sale of assets	3,800	–
Deferred acquisition payments	–	4,264
Contingent consideration provision	2,816	–
Issuance of stock in connection with acquisition	–	476
Fair value of assets acquired less liabilities assumed	3,907	14,681

See Accompanying Notes to Condensed Consolidated Financial Statements

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2005

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION:

As more fully described below in Note 8, the Company sold the Consumer business during the quarter ended December 31, 2005. As a result, assets, liabilities, and results of operations of the Consumer business have been presented as discontinued operations as of and for the periods ended December 31, 2005. In addition, prior year amounts have been reclassified to conform with the current year presentation. Except as otherwise noted, the descriptions of our business and results of operations contained in this report reflect only our continuing operations.

Interim Financial Statements:

The information presented as of December 31, 2005 and for the three and nine month periods ended December 31, 2005 and 2004 is unaudited, and reflects all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of December 31, 2005 and the results of its operations and cash flows for the nine-month periods ended December 31, 2005 and 2004. The March 31, 2005 balance sheet information was derived from the audited consolidated financial statements for the year ended March 31, 2005.

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

Description of Business:

Measurement Specialties, Inc. (the Company) is a global leader in designing and manufacturing sensors for original equipment manufacturers and end users. The Company produces a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics including pressure, position, force, vibration, humidity and photo-optics. These sensors are used for automotive, medical, consumer, military/aerospace and industrial applications. The Company’s sensor products include pressure and electromagnetic displacement sensors, transducers, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors and humidity sensors.

The Company sold its Consumer Products segment effective on December 1, 2005 (See Note 8). The Consumer Products segment designed and manufactured sensor-based consumer products, primarily as an original equipment manufacturer (OEM), that were sold to retailers and distributors in the United States and Europe. Consumer products included bathroom and kitchen scales, tire pressure gauges and distance estimators.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The consolidated financial statements include the accounts of the continuing Sensor operations of Measurement Specialties, Inc. and its wholly owned subsidiaries (the Subsidiaries). As described in Note 8, the Company sold the Consumer business and, accordingly, the financial statements for the Consumer operations are reported separately as discontinued operations for all periods presented.

The Company has made the following acquisitions which are included in the consolidated financial statements as of the effective date of acquisition (See Note 7):

Acquired Company	Effective Date of Acquisition	Country
Elekon Industries USA, Inc. (Elekon)	June 24, 2004	USA
Entran Devices, Inc. and Entran SA (Entran)	July 16, 2004	USA and France
Encoder Devices, LLC (Encoder)	July 16, 2004	USA
Humirel, SA (Humirel)	December 1, 2004	France
MWS Sensorik GmbH (MWS Sensorik)	January 1, 2005	Germany
Polaron Components Ltd (Polaron)	February 1, 2005	United Kingdom
HL Planartechnik GmbH (HLP)	November 30, 2005	Germany

The above companies, except for Encoder and Polaron which were asset purchases, are wholly-owned direct and indirect subsidiaries of the Company.

All significant inter-company balances and transactions have been eliminated in consolidation.

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

Stock Based Compensation:

The Company has three stock-based employee compensation plans. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. There was no employee compensation expense recognized for the three or nine months ended December 31, 2005 and 2004, as a result of options issued. The table below illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation.

	For the three months		For the nine months
	ended December 31,		ended December 31,
	2005	2004	2005	2004

Net income, as reported	$14,412	$3,587	$21,694	$10,933
Add: Stock-based employee compensation
expense included in reported income
from continuing operations, net of related tax effects	–	–	–	–

Deduct: Total stock-based employee compensation
expense determined under fair value based
method for awards granted, modified, or
settled, net of related tax effects	(552)	(177)	(1,718)	(506)
Pro forma net income	$13,860	$3,410	$19,976	$10,427

Net income per share:
Basic – as reported	$1.05	$0.27	$1.59	$0.82
Basic – pro forma	1.01	0.25	1.46	0.78
Diluted – as reported	$1.01	0.25	$1.52	0.78
Diluted – pro forma	0.97	0.24	1.40	0.74

Recent Accounting Pronouncements:

In December 2004, the FASB issued Statement No. 123R (Revised 2004), Share-Based Payment. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, rather than disclosed in the footnotes to the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of FASB Statement No. 123R includes a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FASB Statement No. 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. FASB Statement No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Under the effective date provisions included in FASB Statement No. 123R, registrants would have been required to implement the Statement’s requirements as of the beginning of the first interim or annual period beginning after June 15, 2005, or after December 15, 2005 for small business issuers. The new rule allows registrants to implement FASB Statement No. 123R at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005, or December 15, 2005 for small business issuers. The Company will be required to apply FASB Statement No. 123R beginning with the quarter ending June 30, 2006. The Company is currently quantifying the impact of FASB Statement No. 123R; however, the Company does believe the adoption of FASB Statement No. 123R will have a material effect on its financial position and results of operations consistent with the pro forma disclosures.

On November 24, 2004, the FASB issued Statement No. 151, Inventory Cost - An Amendment of ARB No. 43, Chapter 4. This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. FASB Statement No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, FASB Statement No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in FASB Statement No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The Company does not believe the adoption of FASB Statement No. 151 will have a material effect on its financial position or results of operations.

On December 17, 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the IASB. As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. FASB Statement 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, that was issued in 1973. The amendments made by FASB Statement No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in FASB Statement No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company does not believe the adoption of FASB Statement No. 153 will have a material effect on its financial position or results of operations.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, FASB Statement No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. FASB Statement No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company does not believe the adoption of FASB Statement No. 154 will have a material effect on its financial position or results of operations.

In December 2004, the FASB issued FASB Staff Position No. 109-1 (FSP 109-1), Application of SFAS No. 109, Accounting for Income Taxes, related to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP 109-1 is effective immediately. FSP 109-1 states that the tax deduction of qualified domestic production activities, which is provided by the American Jobs Creation Act of 2004 (the “Jobs Act), will be treated as a special deduction as described in Statement of Financial Accounting Standards No. 109. Consequently, the impact of the deduction, which is effective January 1, 2005, will be reported in the period in which the deduction is claimed on the Company’s income tax returns. The adoption of FSP 109-1 did not have a material effect on the Company’s financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-2 (FSP 109-2), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (Jobs Act). FSP 109-2 provides accounting and disclosure guidance related to the Jobs Act provision for the limited time 85% dividends received deduction on the repatriation of certain foreign earnings. Although adoption is effective immediately, FSP 109-2 states that a company is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. The Company has evaluated the impact of the repatriation provisions of the Jobs Act. These provisions are not expected to have a material impact on the Company’s financial statements. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or net deferred tax assets to reflect the repatriation provisions of the Jobs Act.

3. INVENTORIES:

Inventories net of inventory reserves, consist of the following:

	December 31,	March 31,
	2005	2005
Raw Materials	$13,434	$9,281
Work-in-Process	3,764	1,909
Finished Goods	7,273	6,088
	$24,471	$17,278

Inventory reserves were $4,230 at December 31, 2005 and $2,670 at March 31, 2005. Net inventory originally reported at March 31, 2005 was $20,282, which included inventory for discontinued operations of $3,004. Inventory reserves for discontinued operations were $1,196 at March 31, 2005.

4. SHORT AND LONG-TERM DEBT:

Term Loan and Revolving Credit Facility:

On December 17, 2004, the Company entered into a $35,000 five-year credit agreement with GE Commercial Finance, Commercial & Industrial Finance (GE or GECC), comprised of a $20,000 term loan and $15,000 revolving credit facility. JP Morgan Chase Bank, N.A. and Wachovia Bank participated in the syndication. Interest accrues on the principal amount of borrowings at a rate based on either a London Inter-bank Offered Rate (LIBOR) rate plus a LIBOR margin or at an Index Rate (a prime based) plus an Index Margin. The LIBOR or Index Rate is at the election of the borrower. From the closing date to the second anniversary date of the closing, the applicable LIBOR and Index Margins are 4.50% and 2.75%, respectively, and from the second anniversary, the applicable LIBOR and Index Margins are 4.25% and 2.50%, respectively, subject to a 2% increase upon the occurrence of an event of default under the credit agreement. The term loan is payable in nineteen quarterly installments of $500 beginning on March 1, 2005 with the final installment due on December 17, 2009. Proceeds from the new credit facility were primarily used to support the acquisition of Humirel (See Note 7), for ordinary working capital and general corporate needs and to replace the $15,000 revolving credit facility with Bank of America Business Capital (formerly Fleet Capital Corporation). The Company has provided a security interest in substantially all of the Company’s assets as collateral for the new credit facilities. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, and other related items. At December 31, 2005, the Company was in compliance with applicable debt covenants.

As of December 31, 2005, the Company utilized the LIBOR based rate for the term loan and the prime based Index Rate for the revolving credit facility. As of December 31, 2005, the outstanding borrowings on the term loan and revolver were $18,000 and $2,500, respectively, and the Company had the right to borrow an additional $12,500 under the revolving credit facility. The revolving credit facility is not directly based on any borrowing base requirements.

The weighted average interest rate for the above credit facilities was 8.14% for the nine months ended December 31, 2005.

Promissory Notes:

In connection with the acquisition of Elekon Industries USA, Inc. (See Note 7), the Company issued unsecured Promissory Notes (the Notes) totaling $3,000, of which $1,350 and $2,300 was outstanding at December 31, 2005 and March 31, 2005, respectively. At December 31, 2005 and March 31, 2005, $1,000 and $1,200, respectively, were considered current. The Notes amortize over a period of three years, are payable quarterly and bear interest at 6%.

Other Short-Term Debt:

In connection with the acquisition of Entran, Humirel and HLP, the Company assumed outstanding short-term borrowings. At December 31, 2005, $1,665 of this assumed short-term borrowing remains outstanding and is included in short-term debt in the accompanying condensed consolidated balance sheet.

Long-Term Debt and Promissory Notes:

Below is a summary of the long-term debt and promissory notes outstanding:

	December 31, 2005	March 31, 2005

Prime or LIBOR plus 2.75% five-year term loan with a final installment due on December 17, 2009.	$18,000	$19,500

Governmental loans from French agencies at no interest and payable based on R&D expenditures.	525	702

Term credit facility with six banks at an interest rate of 4% payable through 2010.	1,240	1,036
	19,765	21,238
Less current portion of long-term debt	2,075	2,310
	$17,690	$18,928

6% Promissory Notes payable in twelve equal quarterly installments through September 20, 2007	$1,350	$2,300
Less current portion of promissory notes payable	1,000	1,200
	$350	$1,100

5. PROPERTY AND EQUIPMENT:

Property and equipment are summarized as follows:

	December 31,	March 31,
	2005	2005	Useful Life
Production machinery and equipment	$26,112	$19,343	3-10 years
Building	1,732	750	39 years
Tooling	662	351	3-7 years
Furniture and equipment	6,537	5,893	3-10 years
Leasehold improvements	1,754	1,739	Lesser of useful life or remaining term of lease
Construction-in-progress	2,126	876
Total	38,923	28,952
Less: accumulated depreciation and amortization	(18,241)	(16,263)
	$20,682	$12,689

Depreciation expense from continuing operations was $957 and $551 for the three months ended December 31, 2005 and 2004, respectively, and depreciation expense was $2,617 and $1,543 for the nine months ended December 31, 2005 and 2004, respectively. Depreciation expense for discontinued operations for the three months ended December 31, 2005 and 2004 was $139 and $203, respectively, and $549 and $613 for the nine months ended December 31, 2005 and 2004, respectively. Property and equipment, net of accumulated depreciation, originally reported at March 31, 2005 was $14,924, which included $2,235 for the discontinued operations.

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

The computation of the basic and diluted net income per share is as follows:

	Income from continuing operations (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three months ended December 31, 2005:
Basic per share information	$3,734	13,682,326	$0.27
Effect of dilutive securities	–	596,563	(0.01)
Diluted per-share information	$3,734	14,278,889	$0.26

Three months ended December 31, 2004:
Basic per share information	$2,378	13,439,320	$0.18
Effect of dilutive securities	–	765,533	(0.01)
Diluted per-share information	$2,378	14,204,853	$0.17

Nine months ended December 31, 2005:
Basic per share information	$7,439	13,662,200	$0.54
Effect of dilutive securities	–	646,911	(0.02)
Diluted per-share information	$7,439	14,309,111	$0.52

Nine months ended December 31, 2004:
Basic per share information	$7,311	13,344,886	$0.55
Effect of dilutive securities	–	744,146	(0.03)
Diluted per-share information	$7,311	14,089,032	$0.52

7. ACQUISITIONS, GOODWILL AND ACQUIRED INTANGIBLES:

Recent Acquisitions:

As part of its growth strategy in the Sensors segment, the Company made six acquisitions during the year ended March 31, 2005, and one acquisition during the nine months ended December 31, 2005. Proforma financial statements are presented below for Elekon, Entran, Encoder, Humirel, MWS, Polaron and HLP acquisitions.

Elekon:

On June 24, 2004, the Company acquired 100% of the capital stock of Elekon Industries USA, Inc. (Elekon) for $7,797 ($4,500 in cash at the closing, $3,000 in unsecured Promissory Notes (Notes) and $297 in acquisition costs). The terms of the Notes amortize over a period of three years, are payable quarterly and bear interest at a rate of 6%. If certain performance targets were achieved, an additional $3,000 could have been paid to the principals of Elekon. However, the performance targets for the additional payment were not achieved, and accordingly, no additional payment will be made. Elekon is based in Torrance, California where it designs and manufactures optical sensors primarily for the medical and security markets. The transaction was recorded as a purchase, and is included in the consolidated financial results from the date of acquisition through December 31, 2005. The Company’s final allocation recorded goodwill of $5,708. Included in the goodwill is $1,200 resulting from the recording of deferred tax liabilities as part of the acquisition. Set forth below is a summary of the amount of purchase price allocated to intangibles related to the Elekon acquisition:

Description	Life	Value
Customer relationships	Indefinite	$1,870
Patents	18.5 years	775
Proprietary technology	10 years	510
Covenants not-to-compete	3 years	620
		$3,775

Below is a condensed balance sheet for the acquired business on the date of acquisition:

ELEKON INDUSTRIES, INC.
CONDENSED BALANCE SHEET
OF ACQUIRED ENTITY AT
JUNE 24, 2004

Assets:
Accounts receivable	$501
Inventory	442
Property and equipment	169
Other assets	20
1,132

Liabilities:
Accounts payable	(1,516)
Other liabilities	(102)
(1,618)
Net liabilities assumed	$(486)

Entran:

On July 16, 2004, the Company acquired 100% of the capital stock of Entran Devices, Inc. and Entran SA (Entran) for $10,724 ($6,000 in cash at the closing, $1,195 in certain liabilities discharged at closing, $3,254 in deferred payments and $275 in acquisition costs). The Company will pay a deferred payment of $2,254 on July 16, 2006, and an additional $1,000 was paid in July 2005 upon the elimination of the lease expense and certain other expenses related to the Fairfield, NJ facility. Entran, which was based in Fairfield, NJ and Les Clayes-sous-Bois, France, is a designer/manufacturer of acceleration, pressure and force sensors sold primarily to the automotive crash test and motor sport racing markets. The transaction was recorded as a purchase, and is included in the consolidated financial results from the date of acquisition through December 31, 2005. The Company’s final allocation recorded goodwill of $7,204. Included in the goodwill is $320 resulting from the recording of deferred tax liabilities as part of the acquisition. Set forth below is a summary of the amount of purchase price allocated to intangibles related to the Entran acquisition:

Description	Life	Value
Customer relationships	7 years	$700
Backlog	1 year	100
		$800

Below is a condensed balance sheet for the acquired business on the date of acquisition:

ENTRAN DEVICES, INC. AND ENTRAN SA
CONDENSED BALANCE SHEET
OF ACQUIRED ENTITY AT
JULY 16, 2004

Assets:
Cash	$246
Accounts receivable	2,002
Inventory	1,648
Property and equipment	979
Other assets	264
5,139

Liabilities:
Accounts payable	(2,013)
Other liabilities	(86)
(2,099)
Net Assets Acquired	$3,040

Encoder:

On July 16, 2004, the Company acquired the assets of Encoder Devices, LLC (Encoder) for $4,601 ($4,000 in cash at the closing, $400 in deferred payment and $201 in acquisition costs). The Company paid the deferred payment of $400 on July 16, 2005. Encoder, which was based in Plainfield, IL, is a designer and manufacturer of rotational sensors (encoders) utilizing magnetic encoding technology. The transaction was recorded as a purchase and is included in the consolidated financial results from the date of acquisition through December 31, 2005. The Company’s final allocation recorded goodwill of $3,883. Set forth below is a summary of the amount of purchase price allocated to intangibles related to the Encoder acquisition:

Description	Life	Value
Patents	19.5 years	$137
Covenants not-to-compete	3 years	283
		$420

Below is a condensed balance sheet for the acquired business on the date of acquisition:

ENCODER DEVICES LLC
CONDENSED BALANCE SHEET
OF ACQUIRED ENTITY AT
JULY 16, 2004

Assets:
Accounts receivable	$96
Inventory	134
Property and equipment	245
Other assets	36
511

Liabilities:
Accounts payable	(204)
Other liabilities	(9)
(213)
Net assets acquired	$298

Humirel:

Effective on December 1, 2004, the Company acquired the stock of Humirel SA (Humirel), a designer/manufacturer of humidity sensors and assemblies based in France, for 19,000 Euro. The total purchase price in U.S. dollars based on the December 31, 2005 exchange rate was $26,173 ($21,251 at close, the assumption of $2,172 in debt (which is also included in the condensed balance sheet below), $1,718 in deferred payment, and $1,032 in acquisition costs). The deferred payment is payable on the second anniversary of the closing date (less any applicable offsets) and bears interest at the rate of 3% per annum. In addition, the sellers could have earned up to an additional 6,300 Euro, or $7,461, if certain performance hurdles, including achieving established net sales and gross margin levels in 2005, were achieved. The established levels of net sales and gross margins for the earn-out were not reached during 2005 and no earn-out payments were made. Included in the purchase price is $476 for the 20,000 shares of restricted stock of the Company received by management shareholders as part of the closing consideration. The transaction was financed with a term credit facility issued by a syndicate of lending institutions, led by a new lender for the Company (See Note 4). The transaction was recorded as a purchase, and is included in the consolidated financial results from the date of acquisition. Set forth below is a summary of the amount of purchase price allocated to intangibles related to the Humirel acquisition. The Company’s final allocation recorded goodwill of $17,742. Included in the goodwill is $643 resulting from the recording of deferred tax liabilities as part of the acquisition. Set forth below is a summary of the amount of purchase price allocated to intangibles related to the Humirel acquisition:

Description	Life	Value
Customer relationships	8 years	$2,405
Patents	13 years	1,336
Tradename	3 years	213
Backlog	1 year	240
		$4,194

Below is a condensed balance sheet for the acquired business on the date of acquisition:

HUMIREL SA
CONDENSED BALANCE SHEET
OF ACQUIRED ENTITY AT
DECEMBER 1, 2004

Assets:
Cash	$994
Accounts receivable	1,513
Inventory	1,755
Property and equipment	1,472
Other assets	744
6,478
Liabilities:
Accounts payable	(1,268)
Debt	(2,502)
(3,770)
Net assets acquired	$2,708

MWS Sensorik:

Effective January 1, 2005, the Company acquired 100% of the capital stock of MWS Sensorik GmbH (MWS or Sensorik), for 900 Euro, or $1,261 ($879 at close, $320 in deferred payments, and $62 in acquisition costs). The Company placed this deferred payment into escrow at closing. The deferred payment was released from escrow on January 16, 2006. MWS, based in Pfaffenhofen, Germany, integrates and distributes accelerometers and other sensors, sold primarily to the automotive crash test market. MWS has historically used the Company’s silicon micromachined accelerometer as their die for piezoresistive sensors. The transaction was recorded as a purchase, and is included in the consolidated financial results from the date of acquisition through December 31, 2005. The Company has recorded goodwill of $514 and intangibles of $751 for the acquisition. Included in the goodwill is $257 resulting from the recording of deferred tax liabilities as part of the acquisition. Set forth below is a summary of the amount of purchase price allocated to intangibles related to the MWS acquisition:

Description	Life	Value
Customer relationships	8 years	$700
Backlog	1 year	51
		$751

Below is a condensed balance sheet for the acquired business on the date of acquisition:

MWS SENSORIK GMBH
CONDENSED BALANCE SHEET
OF ACQUIRED ENTITY AT
JANUARY 1, 2005

Assets:
Accounts receivable	252
Inventory	189
Property and equipment	49
Other assets	6
496
Liabilities:
Accounts payable	(68)
Other liabilities	(175)
Net assets acquired	$253

Polaron:

Effective February 1, 2005, the Company has acquired certain assets of the industrial pressure sensing business of Polaron Components Limited in the United Kingdom, for GBP 1,200 or approximately $2,491 ($2,460 at close and $31 in acquisition costs). The assets were acquired by the Company’s Chinese subsidiary, Measurement Specialties Sensors (China) Limited. The transaction is a vertical integration move for the Company, as Polaron distributed certain of the Company’s products in the UK and the Company distributed Polaron products in North America and Asia. The Company had been manufacturing Polaron pressure products in its wholly owned subsidiary in China. The transaction was recorded as a purchase, and is included in the consolidated financial results from the date of acquisition through December 31, 2005. The Company has recorded goodwill of $1,433 and intangibles of $1,003 for the acquisition. Set forth below is a summary of the amount of purchase price allocated to intangibles related to the Polaron acquisition:

Description	Life	Value
Customer relationships	8 years	$900
Backlog	1 year	103
		$1,003

Below is a condensed balance sheet for the acquired business on the date of acquisition:

POLARON COMPONENTS LTD.
CONDENSED BALANCE SHEET
OF ACQUIRED ENTITY AT
FEBRUARY 1, 2005

Assets:
Inventory	$48
Property and equipment	7
Net assets acquired	$55

HLP:

Effective November 30, 2005, the Company acquired the capital stock of HL Planartechnik GmbH (HLP), a sensor company located in Dortmund, Germany. The total purchase price based on the December 31, 2005 exchange rate was $7,255 ($2,868 at close, the assumption of $4,193 in debt and other non-operational liabilities (which are also included in condensed balance sheet below), and $194 in acquisition cost). The sellers can earn up to an additional $3.5 million if certain performance hurdles, including defined net sales achieved in 2006. The transaction was recorded as a purchase, and is included in the consolidated financial results from the date of acquisition. Since the initial amounts of the transaction resulted in negative goodwill, the Company has recorded $2,816 of the contingent consideration as a liability, which is the lesser of the maximum contingent consideration or negative goodwill as of the date of the acquisition based on preliminary purchase accounting. Included in the negative goodwill is approximately $1,971 resulting from the recording of net deferred tax assets as part of the acquisition. Set forth below is a summary of the estimated amount of the preliminary purchase price allocated to intangibles related to the HLP acquisition, which could change significantly based on the final valuation analysis:

Description	Average Life	Value
Preliminary unallocated acquired intangibles, including customer relationships, patents and tradenames	7 years	$1,500

Below is a condensed balance sheet for the acquired business on the date of acquisition:

HLP
CONDENSED BALANCE SHEET
OF ACQUIRED ENTITY AT
NOVEMBER 30, 2005

Assets:
Accounts receivable	$1,116
Inventory	2,273
Property and equipment	4,263
Other assets	284
7,936

Liabilities:
Accounts payable	(695)
Accrued compensation	(392)
Debt and other non-operational liabilities	(4,193)
Other liabilities	(249)
(5,529)
Net assets acquired	$2,407

Pro forma Financial Data:

The following represents the Company’s pro forma consolidated results of continuing operations for the period assuming all the above acquisitions occurred as of April 1, 2004, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had all the acquired companies been operated as part of the Company since April 1, 2004.

	Three months ended	Nine months ended
	December 31, 2004	December 31, 2004

Net sales	$28,729	$84,916
Income from continuing operations	1,819	5,705
Income from continuing operations per common share:
Basic	0.14	0.43
Diluted	0.13	0.40

	Three months ended	Nine months ended
	December 31, 2005	December 31, 2005

Net sales	$33,267	$95,114
Income from continuing operations	2,986	4,770
Income from continuing operations per common share:
Basic	0.22	0.35
Diluted	0.21	0.33

Acquired Intangibles:

In connection with current and previous acquisitions, the Company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade names, covenants not-to-compete and order backlogs. The gross amounts and accumulated amortization of acquired and existing intangible assets, along with the range of amortizable lives are as follows:

		December 31, 2005			March 31, 2005
	Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	7-8	$4,705	($662)	$4,043	$4,923	($230)	$4,693
Patents	6-19.5	2,450	(368)	2,082	2,559	(221)	2,338
Tradenames	3	213	(77)	136	232	(41)	191
Backlogs	1	494	(485)	9	515	(177)	338
Covenants not-to-compete	3	903	(448)	455	903	(222)	681
Proprietary technology	10	510	(77)	434	510	(38)	472
Unallocated HLP intangibles	7	1,500	(18)	1,482	–	–	–
		10,775	(2,135)	8,640	9,642	(929)	8,713
Unamortizable intangible assets:							–
Customer relationships	Indefinite	1,870	–	1,870	1,870	–	1,870
		$12,645	(2,135)	10,510	$11,512	($929)	$10,583

Annual amortization expense for the following fiscal years is expected to approximate as follows:

Fiscal year
2006	$1,642
2007	1,434
2008	1,187
2009	1,054
2010	1,053
Thereafter	3,843

Deferred Acquisition Payments:

In connection with the acquisitions, following is a summary of the deferred acquisition payments outstanding at December 31, 2005:

Total
Entran	$2,254
Humirel	1,718
MWS Sensorik	320
$4,292

8. DISCONTINUED OPERATIONS AND GAIN ON SALE OF ASSETS:

Effective December 1, 2005, the Company completed the sale of the Consumer segment to Fervent Group Limited (FGL), whereby the Company sold its Consumer segment, including its Cayman Island subsidiary, Measurement Limited (“ML”). FGL is a company controlled by the owners of River Display Limited (RDL), the Company’s long time partner and primary supplier of consumer products in Shenzhen, China. Under the terms of the agreement, the Company sold to FGL the Company’s Consumer Division for $8,500 in cash and a two-year $4,000 non-interest bearing promissory note receivable from FGL. The Company recorded the promissory note receivable net of imputed interest of 5% at $3,800. In addition, the Company can earn up to an additional $5,000 if ML meets certain performance criteria (sales and margin targets) within the first year.

The related financial statements for the Consumer segment are reported as discontinued operations. The Consumer segment designed and manufactured sensor-based consumer products, such as bathroom and kitchen scales, tire pressure gauges and distance estimators, primarily as an original equipment manufacturer (OEM), to retailers and distributors mainly in the United States and Europe.

The gain on the sale of the Consumer business totaled $9,113, net of income taxes of $68, severance and professional fees of $1,122, and stock compensation expense of $913 for severance directly related to the execution of the sale. Included in the gain on sale is the recognition of $826 of non-cash deferred gain from the sale of the Thinner® branded business to Conair Corporation that was consummated in January 2004. Since ML, which was directly owned by the Company’s British Virgin Island subsidiary, Kenabell Holding BVI, did not conduct business in Hong Kong, the sale of the Consumer business was effectively not taxed. The Company has no further obligations to Conair Corporation subsequent to the sale of the Consumer business. The assets sold to FGL consist of those items related to the business of the Consumer Division, including such items as raw material and finished goods inventory, tooling, and patents, but excluding certain trade accounts receivable, property and equipment, and accounts payable.

The Company does not have any continued involvement in the management of the Consumer business, nor does the Company have a direct financial ownership investment in the Consumer business. For a limited period of time, the Company will continue to sell certain sensor components to RDL used in the manufacturing of the consumer products, but as part of the sale, the Company has agreed to allow RDL a royalty-free license in order to manufacture these components themselves.

The following is a summary of the components of assets and liabilities sold, which excludes intercompany balances, assets, indebtedness and other liabilities that were not part of the sale or extinguished in connection with the divesture of the Consumer business:

ASSETS:
Current assets:
Cash and cash equivalents	$502
Accounts receivable, net	3,137
Inventories, net	2,799
Deferred income taxes	43
Prepaid expenses and other current assets	3,401
Total current assets	9,882

Property and equipment
Capital expenditure - Undepreciated	85
Land and building	42
Production equipment and tooling	4,680
Furniture and fixture	147
Computer equipment and software	50
Less accumulated depreciation and amortization	(3,111)
Total property, plant and equipment, net	1,893
Total assets	$11,775

LIABILITIES:
Current liabilities:
Accounts payable	$7,388
Accrued compensation	33
Income taxes payable	1,104
Accrued expenses and other current liabilities	849
Total current liabilities	9,374

Other liabilities:
Other liabilities, including deferred income taxes liability	508
Total liabilities	$9,882
Net assets sold	$1,893

A summary of the results of operations of the discontinued operating unit follows:

	Three months ended		Nine months ended
	December 31,		December 31,
(Dollars in thousands)	2005	2004	2005	2004
Net sales	$10,227	$13,060	$40,291	$36,598
Cost of goods sold	7,750	9,870	30,572	27,273
Gross profit	2,477	3,190	9,719	9,325
Operating expenses (income):
Selling, general and administrative	503	1,152	2,324	3,298
Research and development	232	336	876	951
Amortization of intangibles	–	1	1	3
Total operating expenses	735	1,489	3,201	4,252
Operating income	1,742	1,701	6,518	5,073
Other expense (income)	(171)	8	(198)	6
Income from discontinued operations before income taxes	1,913	1,693	6,716	5,067
Income taxes	348	483	1,574	1,445
Income from discontinued operations	$1,565	$1,210	$5,142	$3,622

No interest expense was allocated to discontinued operations, since none of the proceeds from the sale were used to pay down debt.

9. SEGMENT AND GEOGRAPHIC INFORMATION:

As a result of the divesture of the Consumer segment (Note 8), the Company now has one business segment, the Sensor segment.

The following is geographic information related to net sales and long-lived assets of continuing operations. Net sales are specific to the country from which the product is invoiced. Long-lived assets include net property, plant and equipment, but exclude net intangible assets and goodwill, based on the respective locations of the Company’s operations.

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Net Sales:
United States	$17,946	$15,955	$51,705	$46,493
Europe and other	5,136	2,522	13,436	3,818
Asia	7,924	4,480	20,713	13,338
Total:	$31,006	$22,957	$85,854	$63,649

	December 31, 2005	March 31, 2005
Long lived assets:
United States	$3,946	$2,653
Europe and other	7,701	3,182
Asia	9,035	6,854
Total:	$20,682	$12,689

10. COMMITMENTS AND CONTINGENCIES:

Pending Legal Matters

Robert L. DeWelt v. Measurement Specialties, Inc. et al., Civil Action No. 02-CV-3431. On July 17, 2002, Robert DeWelt, the former acting Chief Financial Officer and former acting general manager of the Company’s Schaevitz Division, filed a lawsuit against the Company and certain of the Company’s officers and directors in the United States District Court of the District of New Jersey. Mr. DeWelt resigned on March 26, 2002 in disagreement with management’s decision not to restate certain of our financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. The Company has filed a Motion to Dismiss this case, which was denied on June 30, 2003. The Company has answered the complaint and is engaged in the discovery process. This litigation is ongoing and the Company cannot predict its outcome at this time.

SEB Patent Issue. On December 12, 2003, Babyliss, SA, a wholly owned subsidiary of Conair Corporation, received notice from the SEB Group (SEB) alleging that certain bathroom scales manufactured by the Company and sold by Babyliss in France violated certain patents owned by SEB. On May 19, 2004, SEB issued a Writ of Summons to Babyliss and the Company, alleging patent infringement and requesting the Tribunal de Grande Instance de Paris to grant them unspecified monetary damages and injunctive relief. Pursuant to the indemnification provisions of the Conair transaction, the Company has assumed defense of this matter. On January 4, 2006, the Tribunal ruled in the Company’s favor, invalidating the claims of the SEB patent that SEB had asserted. Although the time for appeal has not yet expired, the Company is not aware of any appeal of this decision by SEB.

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

Warranty Reserve:

The Company’s sensor products generally have a warranty period of one year. Factors affecting the Company’s warranty liability include the number of products sold and historical and anticipated rates of claims and cost per claim. The Company provides for estimated product warranty obligations based on its historical warranty claims experience and assumptions about future warranty claims. This estimate is susceptible to changes in the near term based on introductions of new products, product quality improvements and changes in end user application and/or behavior.

Acquisition Earn-Outs:

As disclosed in Note 7, in connection with the HLP acquisition, the Company has potential performance based earn-out obligations totaling $3,500 if the maximum performance targets are achieved. The Company may owe up to $3,500 if these financial performance targets are fully met. Since this contingency has not been resolved, no amounts have been accrued as of December 31, 2005.

11. DERIVATIVE INSTRUMENTS:

The Company has a number of forward purchase currency contracts with exercise dates through December 31, 2006 with a total notional amount of $7,500 at an average exchange rate of $1.22 (in U.S. dollars) to hedge Humirel’s exposure to fluctuation in the U.S. dollar relative to the Euro. As of December 31, 2005, the fair value of the currency contracts was a loss of $21.

12. RELATED PARTY TRANSACTIONS:

Executive Services and Non-Cash Equity Based Compensation

On April 21, 2003, the Compensation Committee of the Company’s Board of Directors reached a verbal agreement with Frank Guidone regarding his long term retention as Chief Executive Officer. Definitive agreements memorializing this arrangement were entered into on July 22, 2003, between the Company and Four Corners Capital Partners, LP (Four Corners), a limited partnership of which Mr. Guidone is a principal. Pursuant to this arrangement, Four Corners will make Mr. Guidone available to serve as the Company’s Chief Executive Officer, for which it will receive an annual fee of $400 (plus travel costs for Mr. Guidone) and will be eligible to receive a performance-based bonus. The agreement is for an indefinite period of time and both parties have the right to terminate the agreement on sixty day’s advance notice. Payments under this agreement to Four Corners in the nine months ended December 31, 2005 and 2004 were $397 ($300 for executive services and $97 for expenses) and $364 ($300 for executive services and $64 for expenses), respectively.

In addition, in connection with this arrangement, Mr. Guidone entered into a non-competition agreement.

13.  SUBSEQUENT EVENTS:

On January 17, 2006, the Company completed the acquisition of Assistance Technique Experimentale (“ATEX”), a sensor company based outside of Paris, France, by acquiring all of the outstanding shares of ATEX stock for approximately $3,200. As part of the transaction, the Company acquired approximately $590 in cash. The selling shareholders also have the potential to receive up to an additional $1,888 in an earn-out tied to three-year growth objectives. Founded in 2000, ATEX specializes in providing vibration sensors to the Formula One racing market. For calendar year 2005, ATEX had annual revenues of approximately $1,770, with customers predominantly in Europe.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

RECENT CHANGES IN OUR BUSINESS

DISCONTINUED OPERATIONS:

Effective December 1, 2005, we completed the sale of the Consumer segment to Fervent Group Limited (FGL), whereby we sold our Consumer Product segment, including its Cayman Island subsidiary, Measurement Limited (“ML”). FGL is a company controlled by the owners of River Display Limited (RDL), our long time partner and primary supplier of consumer products in Shenzhen, China. Accordingly, the related financial statements for the Consumer segment are reported as discontinued operations.

Our consolidated financial statements for the three and nine months ended December 31, 2005 and 2004, include the results of our ongoing operations.  As indicated above, the Consumer segment has been classified as discontinued operations in the consolidated financial results for all periods presented.  Accordingly, all comparisons in Management’s Discussion and Analysis for each of the periods ended December 31, 2005 exclude the results of these discontinued operations except as otherwise noted.

FORWARD-LOOKING STATEMENTS

This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward looking statements may be identified by such words or phrases as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. The forward-looking statements below are not guarantees of future performance and involve a number of risks and uncertainties. Factors that might cause actual results to differ materially from the expected results described in or underlying our forward-looking statements include:

•	Conditions in the general economy and in the markets served by us;
•	Competitive factors, such as price pressures and the potential emergence of rival technologies;
•	Interruptions of suppliers’ operations or the refusal of our suppliers to provide us with component materials;
•	Timely development, market acceptance and warranty performance of new products;
•	Changes in product mix, costs and yields and fluctuations in foreign currency exchange rates;
•	Uncertainties related to doing business in Europe, Hong Kong and China;
•	Legal proceedings described below under “Part II. Item 1 - Legal Proceedings”; and
•	The risk factors listed from time to time in our SEC reports.

This list is not exhaustive. Except as required under federal securities laws and the rules and regulations promulgated by the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changes in assumptions or otherwise.

OVERVIEW

We are a global leader in designing and manufacturing sensor products. We produce a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics including pressure, position, force, vibration, humidity and photo optics. We design and manufacture sensors for original equipment manufacturers and end users. These sensors are used for automotive, medical, consumer, military/aerospace and industrial applications. Our sensor products include pressure and electromagnetic displacement sensors, piezoelectric polymer film sensors, panel sensors, custom microstructures, load cells, accelerometers, optical sensors and humidity sensors.

We sold our Consumer Products segment on December 1, 2005. Our Consumer Products segment designed and manufactured sensor-based consumer products that we sold primarily as an original equipment manufacturer to retailers and distributors in both the United States and Europe. Consumer products included bathroom and kitchen scales, tire pressure gauges and distance estimators.

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
-
Expand our addressable market by acquiring additional sensing technologies and expanding horizontally in the marketplace (versus vertically integrating). These acquisitions will allow us to address a larger portion of the sensor market, and increase our effectiveness in cross-selling various sensor solutions to the same customer.

Net sales in our Sensor business grew organically by 23% during fiscal year 2005 as compared to fiscal year 2004, and by 15% during fiscal year 2004 as compared to fiscal year 2003. We estimate the market growth at approximately 5%. While this implies we are taking market share, we estimate our addressable market at $3 to $4 billion worldwide, and as such, our share of market is relatively small (approximately 3%).

Consistent with our expansion strategy, we acquired six companies in fiscal year 2005, and effective December 1, 2005 we sold our Consumer division and acquired a company. Of these, four were considered “tuck” acquisitions, where we acquired similar technology, but gained new customers. In these cases, we look to leverage our existing assets as much as possible and drive operational synergies. The remaining three acquisitions represented technology expansions, where we acquired a new technology that allowed us to expand our total addressable market. We intend to continue to focus on small, accretive acquisitions in the future, and leverage the fragmentation in the marketplace.

To finance our acquisitions, we have used a combination of cash, seller financing (including earn-out structures) and bank debt. We currently have a $35 million credit facility with General Electric Capital Corporation, which includes a $20 million term loan and a $15 million revolving credit facility of which $12,500 was available at December 31, 2005. It is our expectation and intent to use cash and add additional debt as appropriate to finance future acquisitions, generally staying within a two times senior debt to EBITDA (defined as “earnings before interest, taxes, depreciation and amortization) ratio. Additionally, to fund future acquisitions we would consider the issuance of subordinated debt, or the sale of equity securities, or the sale of existing Company assets.

The following table sets forth, for the periods indicated, certain items in our consolidated statements of continuing operations as a percentage of net sales:

	For the three months		For the nine months
	ended December 31,		ended December 31,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	53.1%	48.0%	52.4%	47.4%
Gross profit	46.9%	52.0%	47.6%	52.6%
Operating expenses (income):
Selling, general and administrative	27.3%	33.9%	30.3%	33.5%
Research and development	2.3%	2.5%	2.3%	2.6%
Customer funded development	-0.3%	-0.3%	-0.4%	-0.3%
Amortization of acquired intangibles	1.3%	0.4%	1.4%	0.3%
Total operating expenses	30.6%	36.5%	33.6%	36.1%
Operating income	16.3%	15.5%	14.0%	16.5%
Interest expense, net	1.7%	0.6%	1.7%	0.4%
Other expense	0.4%	0.3%	0.2%	0.2%
Income from continuing operations
before income taxes	14.2%	14.6%	12.1%	15.9%
Income taxes	2.2%	4.1%	3.4%	4.6%
Income from continuing operations	12.0%	10.5%	8.7%	11.3%

Trends.

Sensor Business: The sensor market is highly fragmented with hundreds of niche players. While the worldwide sensors market that we serve is expected to have a 5% Compound Annual Growth Rate (CAGR), we expect to gain share and grow our Sensor business in excess of the market. As a result of this growth strategy, we anticipate pursuing high volume sensor business that will carry lower gross margins than our traditional averages, which may influence our overall sensor gross margins. Accordingly, we anticipate average gross margins in the Sensor division for the next quarter to remain relatively consistent with the margin in the current quarter.

Consumer Products Business: We sold the Consumer division effective December 1, 2005, and accordingly, information concerning the Consumer business is detailed below as discontinued operations.

RESULTS OF CONTINUING OPERATIONS

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS FROM CONTINUING OPERATIONS IN OUR CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004, RESPECTIVELY:

	For the three months
	ended December 31,
(Dollars in thousands )	2005	2004
Net sales	$31,006	$22,957
Cost of goods sold	16,450	11,028
Gross profit	14,556	11,929
Operating expenses (income):
Selling, general and administrative	8,455	7,788
Research and development	719	583
Customer funded development	(106)	(80)
Amortization of acquired intangibles	391	97
Total operating expenses	9,459	8,388
Operating income	5,097	3,541
Interest expense, net	541	148
Other expense	125	70
Income from continuing operations
before income taxes	4,431	3,323
Income taxes	697	946
Income from continuing operations	$3,734	$2,377

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2004

Net Sales.

Net sales of the Sensor business increased 35.1% or $8,049 from $22,957 to $31,006. Excluding net sales from acquisitions completed during the fiscal year ended March 31, 2005 and the nine months ended December 31, 2005 (which amounts to $9,569 and $5,814 for quarters ended December 31, 2005 and 2004, respectively), net sales increased $4,294, or 25%. The increase in net sales for our base Sensor business for the quarter ended December 31, 2005 is primarily a result of increased demand in our Pressure product line, the Company’s largest.

This increased demand is primarily the result of continued platform expansion of our existing Microfused pressure products and adoption of a new Microfused load cell program for occupant weight sensing in the automotive sector. We expect sales growth in this sector to continue to grow moderately as compared with the current fiscal year. We are also seeing moderate growth in the Pressure line for a variety of medical and industrial applications as our customer base grows and key customers ramp up production with new programs. The Piezo product line has grown due to new customer applications for consumer goods, medical products and security. Among the acquisitions, we expect to see strong growth in the humidity/temperature product line.

Gross Margin.

Gross margin as a percent of net sales for our base Sensor business (which excludes the effects of acquisitions) decreased to 51.9% for the quarter ended December 31, 2005 from 56.4% for the quarter ended December 31, 2004. This decline in margin is mainly due to product sales mix, the decrease in pricing in order to secure a larger volume of business with a major automotive customer, and the change in the exchange rate of the Chinese renminbi relative to the U.S. dollar. Also contributing to the margin decline is higher commodity costs in our core Sensor business. Including acquisitions, gross margin as a percent of sales for our Sensor business decreased to 46.9% from 52.0%. Average gross margin of the acquired businesses is approximately 35.9% for the quarter.

On a continuing basis our gross margin in the Sensor business may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates, and other factors.

Selling, General and Administrative. Selling, General and Administrative (SG&A) expenses as a percent of net sales decreased from 33.9% to 27.3%, mainly reflecting net sales increasing at a higher rate than costs due to various cost control measures. Overall, SG&A increased from $7,788 for the quarter ended December 31, 2004 to $8,455 for the quarter ended December 31, 2005. Excluding SG&A expenses specifically associated with the acquired companies, SG&A expenses increased by approximately $620, which is due mainly to an increase in wage and benefit expenses with additional sales and engineering staff to support higher sales.

Research and Development. Customer-funded development for the quarter ended December 31, 2005 increased to $106 compared to $80 for the quarter ended December 31, 2004. On a net basis, research and development (R&D) costs increased $110. The overall increase has occurred as additional engineering resources have been utilized in order to support anticipated growth, as well as the effect of acquisitions and R&D costs associated with starting wafer fabrication.

Amortization of acquired intangibles. The $294 increase in amortization expense is due to the amortization of the acquired intangibles, such as customer relationships, patents and trade-names, directly related to the acquisitions during fiscal 2005 and the nine months ended December 31, 2005.

Interest Expense, Net. The increase in interest expense is attributable to an increase in average debt outstanding from $4,859 for the quarter ended December 31, 2004 to $20,333 for the quarter ended December 31, 2005, as well as higher interest rates. The increase in debt was due to the acquisitions during fiscal 2005 and the nine months ended December 31, 2005.

Income Taxes. Overall, our effective tax rate was 15.7% during the quarter ended December 31, 2005. Excluding the effects of the adjustments described below, the our effective tax rate during the quarter ended December 31, 2005 would have been approximately 23.6%.

The decrease in the effective tax rate from 28.5% during the quarter ended December 31, 2004 to approximately 15.7% during the quarter ended December 31, 2005 primarily resulted from the cumulative impact of a shift in earnings before taxes during the current fiscal year to jurisdictions with lower tax rates and a $137 adjustment to reverse an accrual related to foreign withholding taxes. The shift in earnings can be attributed to, among other things, the changes in our business with the sale of the Consumer business and the impact of the acquisitions during the past two years, specifically with regard to the amortization of acquired intangibles and higher interest expense. The aforementioned expectations and other estimates utilized in calculating the tax provision and our effective tax rate on a quarterly basis involve complex domestic and foreign tax issues and are monitored closely and subject to change based on ultimate circumstances.

Due to, among other things, the volume of manufacturing in the U.S. and our net operating loss carry-forwards, we do not expect the American Jobs Creation Act of 2004 to have an immediate or significant impact on our effective tax rates.

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS FROM CONTINUING OPERATIONS IN OUR CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004, RESPECTIVELY:

(Dollars in thousands )	2005	2004
Net sales	$85,854	$63,649
Cost of goods sold	44,994	30,151
Gross profit	40,860	33,498
Operating expenses (income):
Selling, general and administrative	26,040	21,296
Research and development	1,935	1,625
Customer funded development	(345)	(218)
Amortization of acquired intangibles	1,220	188
Total operating expenses	28,850	22,891
Operating income	12,010	10,607
Interest expense, net	1,499	245
Other expense	130	138
Income from continuing operations
before income taxes	10,381	10,224
Income taxes	2,942	2,913
Income from continuing operations	$7,439	$7,311

NINE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO NINE MONTHS ENDED DECEMBER  31, 2004

Net Sales.

Net sales for our Sensor business for the nine month period ended December 31, 2005 increased 34.9% or $22,205 as compared with the prior fiscal year from $63,649 to $85,854. Excluding net sales from acquisitions completed during the fiscal year ended March 31, 2005 and the nine months ended December 31, 2005 (which amounts to $24,698 and $10,453 for nine months ended December 31, 2005 and 2004, respectively), net sales increased $7,960 or 15.0%. The increase in net sales for our base Sensor business in the nine months ended December 31, 2005 is primarily a result of increased demand in our Pressure product line.

This increased demand is primarily the result of continued platform expansion of our existing Microfused pressure products and adoption of a new Microfused load cell program for occupant weight sensing in the automotive sector. In addition, we are seeing solid growth in our pressure, Piezo, and humidity product lines as outlined above for medical, industrial and consumer goods applications.

Gross Margin.

Gross margin as a percent of net sales for our base Sensor business (which excludes the effects of acquisitions) decreased to 51.3% for the nine months ended December 31, 2005 from 55.2% for the nine months ended December 31, 2004. This decline in margin is due to product sales mix, the decrease in pricing in order to secure a larger volume of business with major automotive and industrial customers, and the change in the exchange rate of the Chinese renminbi. Also contributing to the margin decline is higher raw material costs in our core Sensor business. Including acquisition sales, gross margin as a percent of sales for our Sensor business decreased to 47.6% from 52.6%. Average gross margin of the acquired businesses is approximately 38.4%.

On a continuing basis our gross margin in the Sensor business may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates and other factors.

Selling , General and Administrative. Selling, General and Administrative (SG&A) expenses as a percent of net sales decreased from 33.5% to 30.3% primarily reflecting sales increasing at a higher rate than costs due to various cost control measures. Overall, SG&A increased from $21,296 for the nine months ended December 31, 2004 to $26,040 for the nine months ended December 31, 2005. Excluding SG&A expenses specifically associated with the acquired companies, SG&A expenses increased by approximately $1,920. Additionally, SG&A expenses were higher than normal during the current year because of severance and relocation costs associated with acquisition integration of certain employees incurred during the nine months ended December 31, 2005.

During the quarter ended June 30, 2005, we executed certain cost reduction efforts to reduce operating expenses, including fully vacating the Entran facility in the U.S., as well as an overall staff reduction at other locations, resulting in severance and other related costs of approximately $379.

Research and Development. Customer-funded development for the nine months ended December 31, 2005 increased to $345 compared to $218 for the nine months ended December 31, 2004. On a net basis, research and development costs increased $183. The overall increase has occurred as additional engineering and other resources have been utilized in order to support anticipated growth, as well as the effect of acquisitions and starting wafer fabrication.

Amortization of acquired intangibles. The $1,032 increase in amortization expense is due to the amortization of the acquired intangibles, such as customer relationships, patents and trade-names, directly related to the acquisitions during fiscal 2005 and the nine months ended December 31, 2005.

Interest Expense, Net. The increase in interest expense is attributable to an increase in average debt outstanding from $2,855 for the nine months ended December 31, 2004 to $19,952 for the nine months ended December 31, 2005, as well as higher interest rates. The increase in debt was due to the acquisitions during fiscal 2005 and the nine months ended December 31, 2005.

Income Taxes. Our overall effective tax rate was 28.3% during the nine months ended December 31, 2005. Excluding the impact of the adjustments noted below, our overall effective tax rate has decreased from approximately 28.5% last year to approximately 23.6% during the current year, due to the shift in earnings before taxes to jurisdictions with lower tax rates.

The decrease in the effective tax rate from 28.5% during the nine months ended December 31, 2004 to approximately 28.3% during the nine months ended December 31, 2005 primarily reflects the impact of a number of adjustments which were mostly offset by a decrease in the overall effective tax rate.

There was a $695 adjustment during the quarter ended September 30, 2005 that increased income tax expense to write-down the related U.S. net deferred tax assets based on a lower estimated U.S. tax rate, as well as a $14 adjustment related to a change in foreign tax rates. The $695 adjustment was the result of a larger apportionment to a state with a lower tax rate, since we have centralized the principal headquarters and much of the manufacturing operations in the U.S. to Hampton, Virginia from New Jersey. This has resulted in a lower effective tax rate for the U.S. The effective tax rate in the United States has decreased from 40% to approximately 38.2%. Offsetting these adjustments, the Company reversed an accrual during the quarter ended December 31, 2005 for $137 related to foreign withholding taxes which were no longer payable.

The shift in earnings can be attributed to, among other things, the changes in our business with the sale of the Consumer business and the impact of the acquisitions during the past two years, specifically with regard to the amortization of acquired intangibles and higher interest expense. The aforementioned expectations and other estimates utilized in calculating the tax provision and our effective tax rate on a quarterly basis involve complex domestic and foreign tax issues and are monitored closely and subject to change based on ultimate circumstances. Our expected effective tax rate for the remainder of fiscal 2006 is estimated to approximate 23.6%.

Due to, among other things, the volume of manufacturing in the U.S. and our net operating loss carry-forwards, we do not expect the American Jobs Creation Act of 2004 to have an immediate or significant impact on our effective tax rates.

Chinese Renminbi Revaluation.

On July 21, 2005, the Chinese renminbi (RMB) increased in value by approximately 2.1% as compared to the U.S. dollar, and during the remainder of calendar 2005, the RMB appreciated an additional 0.57%. The Chinese government announced that it will no longer peg the renminbi to the U.S. dollar, but established a currency policy letting the renminbi trade in a narrow band against a basket of currencies. Based on our net exposure of renminbi to U.S. dollars for the fiscal year ended March 31, 2005 and forecast information for fiscal 2006, we estimate a negative operating income impact of approximately $135 for every 1% appreciation in renminbi against the U.S. dollar (assuming no associated cost increases or currency hedging). The July 21, 2005 revaluation has resulted in a realized foreign exchange currency loss of approximately $60 included in “Other expenses.” We continue to consider various alternatives to hedge this exposure, and have considered, but do not currently use, foreign currency contracts as a hedging strategy. We are attempting to manage this exposure through, among other things, pricing and monitoring balance sheet exposures for payables and receivables. See Item 3 below, “Quantitative and Qualitative Disclosures about Market Risk”, for additional details regarding our exposure to fluctuations in foreign currency exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital for continuing operations (accounts receivable plus inventory less accounts payable) increased by $3,618 from $26,279 as of March 31, 2005 to $29,897 as of December 31, 2005. The increase in operating working capital was attributable to an increase in accounts receivable of $2,229 from $16,060 at March 31, 2005 to $18,289 at December 31, 2005, an increase in inventory of $7,193 from $17,278 at March 31, 2005 to $24,471 at December 31, 2005, and slightly offset by the increase in accounts payable of $5,804 to $12,863 at December 31, 2005 from $7,059 at March 31, 2005. The increases in accounts receivable, inventory and accounts payable are due mainly to the overall increase in sales.

Cash provided from operating activities of continuing operations was $10,951 for the nine months ended December 31, 2005, as compared to $10,897 provided for the nine months ended December 31, 2004. The increase in cash provided by operations is mainly due to the increase in non-cash amortization/depreciation and provisions for inventory obsolescence, offset by a decrease in non-cash deferred income taxes, and the increase in inventory and the decrease in prepaid expenses and other current assets. The increase in inventory is mainly due to the increase in sales.

Net cash used in investing activities of continuing operations of $9,721 for the nine months ended December 31, 2005 decreased $31,941 relative to the corresponding period last year, primarily because there was only one acquisition during the first nine months of fiscal 2006, as compared to four during the same period last year. In addition, capital spending increased to $6,276 for the nine months ended December 31, 2005 from $2,578 for the nine months ended December 31, 2004, due to capital investments in manufacturing equipment.

Financing activities for the nine months ended December 31, 2005 used $1,415, reflecting payments for promissory notes, term loan and deferred acquisition payments, which was partially offset by proceeds from the exercise of employee stock options and short-term debt borrowings.

Net cash provided by discontinued operations was $9,980 for the nine months ended December 31, 2005, which principally related to proceeds from the sale of the consumer business.

On December 17, 2004, we entered into a $35,000 five-year credit agreement with GE Commercial Finance, Commercial & Industrial Finance (GE” or “GECC), comprised of a $20,000 term loan and $15,000 revolving credit facility. JP Morgan Chase Bank, N.A. and Wachovia Bank, National Association, participated in the syndication. Interest accrues on the principal amount of borrowings at a rate based on either a London Inter-bank Offered Rate (LIBOR) rate plus a LIBOR margin or at an Index (a prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at the election of the borrower. From the closing date to the second anniversary date of the closing, the applicable LIBOR and Index Margins are 4.50% and 2.75%, respectively, and from the second anniversary, the applicable LIBOR and Index Margins are 4.25% and 2.50%, respectively, subject to a 2% increase upon the occurrence of an event of default under the credit agreement. The term loan is payable in nineteen equal quarterly installments beginning on March 1, 2005 through December 17, 2009. Proceeds from the new credit facility were primarily used to support the acquisition of Humirel (See Note 7 to the Condensed Consolidated Financial Statements), for ordinary working capital and general corporate needs and to replace the $15,000 revolving credit facility with Bank of America Business Capital (formerly Fleet Capital Corporation). We have provided a security interest in substantially all of our assets as collateral for the new credit facilities. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, and other related items. At December 31, 2005, we were in compliance with applicable debt covenants.

As of December 31, 2005, we utilized the LIBOR based rate for the term loan and the prime based Index Rate for the revolving credit facility. As of December 31, 2005, the outstanding borrowings on the term loan and revolver were $18,000 and $2,500, respectively, and we had the right to borrow an additional $12,500 under the revolving credit facility. The revolving credit facility is not directly based on any borrowing base requirements.

The weighted average interest rate for the above credit facilities was 8.14% for the nine months ended December 31, 2005. The average amount outstanding under the agreements for the nine months ended December 31, 2005 was $19,952.

Promissory Notes

In connection with the acquisition of Elekon Industries USA, Inc. (See Note 7 to the Condensed Consolidated Financial Statements), we issued unsecured Promissory Notes (Notes) totaling $3,000, of which $1,350 was outstanding and $1,000 was considered current at December 31, 2005. The Notes amortize over a period of three years, are payable quarterly and bear interest at 6%.

Other Short-Term Debt

In connection with the acquisition of Entran, Humirel and HLP, we assumed outstanding short-term borrowings. At December 31, 2005, $1,665 of this assumed short-term borrowing remains outstanding and is included in short-term debt in the condensed consolidated balance sheet.

Liquidity:

At February 1, 2006, we had approximately $10,152 of available cash and $12,500 of borrowing capacity under our revolving credit facility. This amount includes the increased borrowing capacity resulting from the acquisitions.

OTHER COMPREHENSIVE INCOME

Other comprehensive income consists primarily of foreign currency translation adjustments. The effect of changes in the exchange rate of the U.S. dollar relative to the Euro for the Euro denominated operations of Humirel and Entran, as well as the recent fluctuation in the Chinese renminbi relative to the U.S. dollar resulted in a decrease to other comprehensive income of $2,276 for the nine months ended December 31, 2005.

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

INFLATION

We compete on the basis of product design, features, and value. Accordingly, our revenues generally have kept pace with inflation, notwithstanding that inflation in the countries where our subsidiaries are located has been consistently higher than inflation in the United States. Increases in labor costs have not had a significant impact on our business because most of our employees are in China, where prevailing labor costs are low. However, we have experienced and may continue to experience some significant increases in materials costs, and as a result have suffered a decline in margin. Additionally, changes in foreign currency exchange rates have a direct impact on our costs, particularly with the value of the Chinese renminbi relative to the U.S. dollar.

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

AGGREGATE CONTRACTUAL OBLIGATIONS

As of December 31, 2005, our contractual obligations, including payments due by period, are as follows:

Contractual Obligations:

	Payment due by period
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
Long-Term Debt Obligations	$3,075	$2,722	$2,527	$2,429	$10,195	$166	$21,115
Interest Obligation on Long-term Debt	1,620	1,440	1,260	1,080	–	–	5,400
Capital Lease Obligations	91	319	200	41	14	–	665
Operating Lease Obligations*	2,098	1,938	1,125	1,116	1,140	2,535	9,952
Deferred Acquisition Payments	4,291	2,815	–	–	–	–	7,106
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet Under GAAP	4,165	–	–	–	–	–	4,165
Total	15,340	9,234	5,112	4,666	11,349	2,701	48,402

* Minimum payments have not been reduced by minimum sublease rentals of $149 per year due in the future under non-cancelable subleases.

Discontinued Operations: Consumer Products Business.

Effective December 1, 2005, we completed the sale of the Consumer segment to Fervent Group Limited (FGL), whereby we sold its Consumer segment, including its Cayman Island subsidiary, Measurement Limited (“ML”). FGL is a company controlled by the owners of River Display Limited (RDL), our long time partner and primary supplier of consumer products in Shenzhen, China. Under the terms of the agreement, we sold to FGL our Consumer Division for $8,500 in cash and a two-year $4,000 non-interest bearing promissory note receivable from FGL. We recorded the promissory note receivable net of imputed interest of 5% at $3,800. In addition, we can earn up to an additional $5,000 if ML meets certain performance criteria (sales and margin targets) within the first year.

Accordingly, the related financial statements for the Consumer segment are reported as discontinued operations. The Consumer segment designed and manufactured sensor-based consumer products, such as bathroom and kitchen scales, tire pressure gauges and distance estimators, primarily as an original equipment manufacturer (OEM) to retailers and distributors mainly in the United States and Europe.

The gain on the sale of the Consumer business totaled $9,113, net of income taxes of $68, severance and professional fees of $1,122, and stock compensation expense of $913 for severance directly related to the execution of the sale. Included in the gain on sale is the recognition of $826 of non-cash deferred gain from the sale of the Thinner® branded business to Conair Corporation that was consummated in January 2004. We have no further obligations to Conair Corporation subsequent to the sale of the Consumer business. Since ML, which was directly owned by the our British Virgin Island subsidiary, Kenabell Holding BVI, did not conduct business in Hong Kong, the sale of the Consumer business was effectively not taxed. The assets sold to FGL consist of those items related to the business of the Consumer Division, including such items as raw material and finished goods inventory, tooling, and patents, but excluding certain trade accounts receivable, property and equipment, and accounts payable.

Proceeds from the sale will be used to finance any future acquisitions for the sensor business.

The results of discontinued operations discussed below for the quarter ended December 31, 2005 effectively cover business activity for only a two month period beginning October 1, 2005 and ended November 30, 2005, and the quarter ended December 31, 2004 represents three months of business activity.

	For the three months ended
	December 31,
(Dollars in thousands)	2005	2004
Net sales	$10,227	$13,060
Cost of goods sold	7,750	9,870
Gross profit	2,477	3,190
Operating expenses (income):
Selling, general and administrative	503	1,152
Research and development	232	336
Amortization of intangibles	–	1
Total operating expenses	735	1,489
Operating income	1,742	1,701
Other expense (income) expense	(171)	8
Income from discontinued operations before income taxes	1,913	1,693
Income taxes	348	483
Income from discontinued operations	1,565	1,210
Gain on disposition of discontinued operations (net of income tax)	9,113	–
Income from discontinued operations	$10,678	$1,210

Net sales decreased $2,833, or 21.7% from $13,060 for the quarter ended December 31, 2004 to $10,227 the quarter ended December 31, 2005. The decrease in net sales is primarily due to the current year amount consisting of only two months of sales for the Consumer business, rather than three months, because the sale of the Consumer business was effective December 1, 2005. The Consumer business was on track to have an overall increase in sales, and excluding the impact of the shorter period of time, sales of bath scales and tire gauges were strong for the two selling months during the quarter ended December 31, 2005 due to better placements of new designs with a number of large customers .

Overall, gross margin for the Consumer business as a percent of net sales remained relatively stable at approximately 24%.

Income from discontinued operations for the three months ended December 31, 2005, increased $355, or 30% to $1,565 from $1,210, which can be attributed to, among other things, decreases in operating expenses and lower income taxes. The decrease in operating expenses is directly related to the cost reductions implemented in anticipation of the sale and the effective date of the sale being December 1, 2005, which represents only two months of the Consumer business. The decrease in the effective tax rate during the quarter ended December 31, 2005 as compared to prior year reflects a larger portion of income allocated to a jurisdiction with a lower tax rate, as part of the transition for the sale of the business.

The results of discontinued operations discussed below for the nine months ended December 31, 2005 represent the eight month period beginning April 1, 2005 and ending November 30, 2005, and for the nine months ended December 31, 2004 represents nine months of business activity.

	For the nine months ended
	December 31,
(Dollars in thousands)	2005	2004
Net sales	$40,291	$36,598
Cost of goods sold	30,572	27,273
Gross profit	9,719	9,325
Operating expenses (income):
Selling, general and administrative	2,324	3,298
Research and development	876	951
Amortization of intangibles	1	3
Total operating expenses	3,201	4,252
Operating income	6,518	5,073
Other expense (income) expense	(198)	6
Income from discontinued operations before income taxes	6,716	5,067
Income taxes	1,574	1,445
Income from discontinued operations	5,142	3,622
Gain on disposition of discontinued operations (net of income tax)	9,113	–
Income from discontinued operations	$14,255	$3,622

Net sales increased $3,693, or 10.1% to $40,291 for the nine months ended December 31, 2005 from $36,598 for the nine months ended December 31, 2004. Sales for the current year would have increased by more if the sale of the Consumer business had not been effective December 1, 2005. Sales of bath scales and tire gauges were strong for the eight selling months of the nine months ended December 31, 2005 due to better placements of new designs with a number of large customers.

Overall, gross profit for the Consumer business as a percent of net sales decreased from 25.5% last year to 24.1%. The decrease in gross profit is due to competitive pricing pressures and lower grossing product sales mix, which was partially offset by sourcing some finished products from lower cost factories.

Income from discontinued operations for the nine months ended December 31, 2005, increased $1,521, or 42.3% to $5,142 from $3,621, which can be attributed to, among other things, increase in sales, a decreases in operating expenses and a lower effective tax rate, which was partially offset by the previously mentioned decrease in gross profit. The 25.0% decrease in operating expenses is directly related to the cost reductions implemented as part of the sale and the effective date of the sale of the Consumer business being December 1, 2005. The decrease in the effective tax rate during the quarter ended December 31, 2005 as compared to prior year reflects a larger portion of income allocated to a jurisdiction with a lower tax rate as part of the transition for the sale of the business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Dollars in thousands)

Foreign Currency Exchange Risk

We are exposed to a certain level of foreign currency exchange risk. Most of our revenues are priced in U.S. dollars. Most of our costs and expenses are priced in U.S. dollars, with the remaining priced in Chinese renminbi (“RMB”), Euros and Hong Kong dollars. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the percentage of net sales in U.S. dollars compared with that of our foreign customers’ currencies. U.S. net sales were approximately $51,705, or 60.2% of consolidated net sales for the nine months ended December 31, 2005. Net sales from our China facility were approximately $20,713 (exclusive of approximately $18,003 intercompany sales) or 24.1% of consolidated net sales for the nine months ended December 31, 2005. Net sales from our European operations were approximately $13,436 or approximately 15.6% of consolidated net sales for the nine months ended December 31, 2005. We are exposed to foreign currency transaction and translation losses, which might result from adverse fluctuations in the value of the Euro, Hong Kong dollar and Chinese renminbi.

At December 31, 2005 and March 31, 2005, we had net assets of approximately $44,342 and $48,009, respectively, in the United States. At December 31, 2005, we had net assets of $161 in Europe, subject to fluctuations in the value of the Euro against the U.S. dollar, and at March 31, 2005, we had net assets of $49 in Europe. At December 31, 2005 and March 31, 2005, we had net assets of approximately $30,029 and $9,504, respectively, in Hong Kong subject to fluctuations in the value of the Hong Kong dollar against the U.S dollar. At December 31, 2005 and March 31, 2005, we had net assets of approximately $16,158 and $10,455, respectively, in China subject to fluctuations in the value of the Chinese renminbi against the U.S dollar.

On July 21, 2005, the RMB increased in value by approximately 2.1% as compared to the U.S. dollar, and during the remainder of calendar 2005, the RMB has appreciated by an additional 0.57%. The Chinese government announced that it will no longer peg the renminbi to the US dollar, but established a currency policy letting the renminbi trade in a narrow band against a basket of currencies. Based on our net exposure of renminbi to U.S. dollars for the fiscal year ended March 31, 2005 and forecast information for fiscal 2006, we estimate a negative operating income impact of approximately $135 for every 1% appreciation in renminbi against the U.S. dollar (assuming no associated cost increases or currency hedging). We continue to consider various alternatives to hedge this exposure, and have considered, but do not currently use, foreign currency contracts as a hedging strategy. We are attempting to manage this exposure through, among other things, pricing and monitoring balance sheet exposures for payables and receivables.

Fluctuations in the value of the Hong Kong dollar have not been significant since October 17, 1983, when the Hong Kong government tied the value of the Hong Kong dollar to that of the United States dollar. However, there can be no assurance that the value of the Hong Kong dollar will continue to be tied to that of the United States dollar. China adopted a floating currency system on January 1, 1994, unifying the market and official rates of foreign exchange. China approved current account convertibility of the Chinese renminbi on July 1, 1996, followed by formal acceptance of the International Monetary Fund’s Articles of Agreement on December 1, 1996. These regulations eliminated the requirement for prior government approval to buy foreign exchange for ordinary trade transactions, though approval is still required to repatriate equity or debt, including interest thereon.

Based on the net exposures of Euros to the U.S. dollars for the quarter ended December 31, 2005, we estimate a positive operating income impact of $95 for every 1% appreciation in Euros relative to the US dollar (assuming no associated costs increases or currency hedging).

We have acquired a number of foreign currency exchange contracts with the purchase of Humirel. We have currency contracts which have a total notional amount of $7,500 with exercise dates through December 31, 2006 at an average exchange rate of $1.22 (Euro to U.S. dollar conversion rate) with a fair value of a loss of approximately $21 at December 31, 2005. The fair value and the change in the fair value of these currency contracts are not material to the condensed consolidated financial statements.

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

Interest Rate Risk

We are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility accrues at a rate based on either a London Inter-bank Offered Rate (LIBOR) rate plus a LIBOR margin or at an Indexed Rate (prime based) plus an Index Margin. The LIBOR or Index Rate is at our election. Our results will be adversely affected by any increase in interest rates. For every $1,000 of debt outstanding, an annual interest rate increase of 100 basis points would increase interest expense and decrease our before tax profitability by $10. We do not currently hedge this interest rate exposure.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, such evaluation does not include the disclosure controls and procedures of the recent acquisitions ofm MWS Sensorik and HLP. The Company will be making changes to the internal controls of these newly acquired companies as part of the integration into the Company. However, for purposes of this evaluation, the impact of these acquisitions on our internal controls over financial reporting have been excluded. The total of the MWS Sensorik and HLP acquisitions represents approximately $1,712 in net sales; loss before taxes of $61 for the nine months ended December 31, 2005 and $9,875 in total assets and $9,970 in total liabilities at December 31, 2005, which are included as part of the Company’s Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(Dollars in Thousands)

Pending Matters

Robert L. DeWelt v. Measurement Specialties, Inc. et al., Civil Action No. 02-CV-3431. On July 17, 2002, Robert DeWelt, the former acting Chief Financial Officer and former acting general manager of the Company’s Schaevitz Division, filed a lawsuit against us and certain of our officers and directors in the United States District Court of the District of New Jersey. Mr. DeWelt resigned on March 26, 2002 in disagreement with management’s decision not to restate certain of our financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. We have filed a Motion to Dismiss this case, which was denied on June 30, 2003. We have answered the complaint and we are engaged in the discovery process. This litigation is ongoing and we cannot predict its outcome at this time.

SEB Patent Issue. On December 12, 2003, Babyliss, SA, a wholly owned subsidiary of Conair Corporation, received notice from the SEB Group (SEB) alleging that certain bathroom scales manufactured by us and sold by Babyliss in France violated certain patents owned by SEB. On May 19, 2004, SEB issued a Writ of Summons to Babyliss and us, alleging patent infringement and requesting the Tribunal de Grande Instance de Paris to grant them unspecified monetary damages and injunctive relief. Pursuant to the indemnification provisions of the Conair transaction, we have assumed defense of this matter. On January 4, 2006, the Tribunal ruled in our favor, invalidating the claims of the SEB patent that SEB had asserted. Although the time for appeal has not yet expired, we are unaware of any appeal of this decision by SEB.

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

Measurement Specialties, Inc. (Registrant)

Date: February 9, 2006	By:	/s/ John P. Hopkins
John P. Hopkins
Chief Financial Officer (authorized officer and principal financial officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1	Share Purchase and Transfer Agreement dated November 30, 2005 by and among the Sellers and MWS Sensorik GmbH

10.2	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Measurement Ltd. by and between Fervent Group Limited and Kenabell Holding Limited

31.1	Certification of Frank D. Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of John P. Hopkins required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Frank D. Guidone and John P. Hopkins required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350