Form 10-K
period 2006-03-31
MEASUREMENT SPECIALTIES INC
filed 2006-06-19
CIK 778734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2006

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

(757) 766-1500
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITES REGISTERED UNDER SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS;	NAME OF EACH EXCHANGE ON WHICH REGISTERED:
COMMON STOCK, NO PAR VALUE	NASDAQ

SECURITES REGISTERED UNDER SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒   No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘accelerated filer and large accelerated filer’ in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer ☐  Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒.

At September 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $203,000,000 (based on the closing price of the registrant’s common stock on the Nasdaq National Market on such date).

At May 31, 2006, the number of shares outstanding of the Registrant’s common stock was 14,054,780.

Documents Incorporated by Reference:

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on or about September 13, 2006 to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2006.

MEASUREMENT SPECIALTIES, INC.
FORM 10-K
TABLE OF CONTENTS
MARCH 31, 2006

PART I

ITEM 1. BUSINESS

INTRODUCTION

NOTES:

(1) AS MORE FULLY DESCRIBED BELOW UNDER “CHANGES TO OUR BUSINESS,” WE DISCONTINUED THE REMAINDER OF OUR CONSUMER PRODUCTS BUSINESS DURING THE FISCAL YEAR ENDED MARCH 31, 2006. IN ADDITION, WE DISCONTINUED CERTAIN OF OUR BUSINESSES DURING THE FISCAL YEAR ENDED MARCH 31, 2003, AND SOLD ASSETS DURING THE FISCAL YEARS ENDED MARCH 31, 2003 AND 2004. EXCEPT AS OTHERWISE NOTED, THE DESCRIPTIONS OF OUR BUSINESS, RESULTS AND OPERATIONS CONTAINED IN THIS REPORT REFLECT ONLY OUR CONTINUING OPERATIONS.

(2) OUR FISCAL YEAR BEGINS ON APRIL 1 AND ENDS ON MARCH 31. REFERENCES IN THIS ANNUAL REPORT ON FORM 10-K TO THE YEAR 2005 OR FISCAL YEAR 2005 REFER TO THE 12-MONTH PERIOD FROM APRIL 1, 2004 THROUGH MARCH 31, 2005 AND REFERENCES TO THE YEAR 2006 OR FISCAL YEAR 2006 REFER TO THE 12-MONTH PERIOD FROM APRIL 1, 2005 THROUGH MARCH 31, 2006.

(3) ALL DOLLAR AMOUNTS IN THIS REPORT ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND PRODUCT PRICES.

Measurement Specialties, Inc. (the “Company”) is a global leader in designing and manufacturing sensors for original equipment manufacturers and end users. The Company produces a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics including pressure, position, force, vibration, humidity and photo-optics. These sensors are used for automotive, medical, consumer, military/aerospace and industrial applications. The Company’s sensor products include pressure and electromagnetic displacement sensors, transducers, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors and humidity sensors.

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

Our advanced technologies include piezoresistive silicon sensors, application-specific integrated circuits, micro-electromechanical systems (“MEMS”), piezoelectric polymers, foil strain gauges, force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, electromagnetic displacement sensors and ultrasonic sensors. These technologies allow our sensors to operate precisely and cost effectively.

We are a global operation with engineering and manufacturing facilities located in North America, Europe and Asia. By functioning globally, we have been able to enhance our applications engineering capabilities, increase our geographic proximity to our customers and leverage our cost structure.

RECENT ACQUISITIONS AND DIVESTITURES

We sold our Consumer Products segment effective on December 1, 2005 (See Note 6 to the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K). The Consumer Products segment designed and manufactured sensor-based consumer products, primarily as an original equipment manufacturer (OEM), that were sold to retailers and distributors in the United States and Europe. Consumer products included bathroom and kitchen scales, tire pressure gauges and distance estimators.

We have made the following acquisitions which are included in the consolidated financial statements as of the effective date of acquisition (See Notes 2 and 5 to the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K):

Acquired Company	Effective Date of Acquisition	Country
Elekon Industries USA, Inc. (‘Elekon’)	June 24, 2004	USA
Entran Devices, Inc. and Entran SA (‘Entran’)	July 16, 2004	USA and France
Encoder Devices, LLC (‘Encoder’)	July 16, 2004	USA
Humirel, SA (‘Humirel’)	December 1, 2004	France
MWS Sensorik GmbH (‘MWS’)	January 1, 2005	Germany
Polaron Components Ltd (‘Polaron’)	February 1, 2005	United Kingdom
HL Planartechnik GmbH (‘HLP’)	November 30, 2005	Germany
Assistance Technique Experimentale (‘ATEX’)	January 19, 2006	France

The above companies, except for Encoder and Polaron which were asset purchases, are wholly owned direct and indirect subsidiaries of the Company.

These acquisitions increased our revenues, technology base, share of the addressable sensor marketplace and presence in Europe. Humirel, a Toulouse, France-based company with a proprietary technology for measuring relative humidity, was a new platform for the company. Humirel’s OEM customers in the automotive, industrial and medical marketplaces are synergistic with our existing customer base.

Entran, with operations in the United States and France, increased our business with end users who purchase miniature pressure transducers, accelerometers and load cells for test and measurement applications. Elekon brought to the company a new technology platform with photo optic and X-ray sensing as well as an established customer base for pulse oximetry (“SpO2”) sensors. Encoder, a start-up company, offered us an emerging technology platform in magnetic encoders, which is a robust, low cost capability well suited to our OEM customer base.

Two smaller acquisitions further added to our capabilities in Europe. MWS Sensorik had been a distributor and value-added reseller of our piezoresistive accelerometers and pressure sensors in Germany with a solid customer base in the auto crash and road test markets. We also acquired certain assets of Polaron, reuniting us with the foil strain gage pressure business formerly owned by Schaevitz and providing an additional customer base in Europe.

HLP, which specializes in thin-film metallization processes, produces sensors in four main categories: (1) infrared thermopiles used in appliance, automobile, medical and other applications for non-contacting temperature measurement; (2) magneto-resistive (“MR”) sensors that measure changes in magnetic fields to determine position, angle, rotation, or current; (3) mass air flow (“MAF”) sensors to measure the changes in air flow and other gases for use in automotive, medical and industrial applications; and (4) Electrolytic fluid conductive-based inclination sensors for the precise measurement of level, angle or tilt in construction equipment, automobile and aerospace applications. ATEX specializes in providing vibration sensors to the Formula One racing market.

GROWTH STRATEGY

Having divested the low-margin Consumer business, the Company is now wholly engaged in pursuing aggressive growth in our Sensor business, with an established goal of achieving annual revenues of $250 million by Fiscal Year 2009. This rapid growth in excess of 25% CAGR (Compound Annual Growth Rate) will continue to come through a combination of organic growth and acquisitions. The Company is targeting organic growth of 15% per year, primarily through custom-engineered medium- to high-volume OEM applications for which the typical development cycle lasts from 6 to 24 months.

In additon to the two acquisitions during Fiscal Year 2006, and six acquisitions in Fiscal Year 2005, management still believes there is room on the balance sheet to support the leveraged acquisition of other companies that can provide entry into new technologies, geographies and customer segments. The Company will continue to pursue acquisitions that make a good strategic fit without specific timetables for closure.

Work continues on integrating acquisitions for inherent synergies in sales and marketing, engineering and manufacturing. This is particularly true for the largest acquisition of Fiscal Year 2006, HLP, where opportunities exist to lower manufacturing costs and leverage the Company sales force on behalf of promising HLP technologies. By organizing engineering, product development and manufacturing resources into seven product families, the Company has created a flexible structure that can facilitate integration and support growth. This scalable structure enables the Company to readily assimilate acquisitions, prioritize engineering resources, and respond better to market opportunities in key industries. Processes have been established for the progressive integration of support functions such as supply chain, information technology, financial management, sales and marketing. Patterns are being established to cross-fertilize the sales efforts across product families.

In addition to the Company’s traditional OEM business, the Company has a growing end user business as a result of recent acquisitions. Accelerometers, pressure transducers, linear variable differential transformers (“LVDTs”) and derivative linear displacement products made by the Company are all used by customers for applications in test and measurement, instrumentation and process control. These devices are packaged products (sense elements with amplification, compensation and sometimes value-add) which carry a higher average selling price. The Company is pushing these sales through direct selling to high volume users, new distribution channels to small and medium volume users and through e-Commerce on its own website.

MARKETS

Many aspects of day-to-day life continue to be profoundly influenced by the pervasive application of sensors to transportation, energy, security, communications and medical technologies. Manufacturers are including more sensors in their products to improve performance, reduce energy consumption and improve control. Sensor companies are moving towards more sophisticated sensors that take advantage of new lower cost, digital-based electronics to provide more accurate measurement and control.

The shift toward sensors utilizing digital signal processing technologies has enhanced applications in the automotive, industrial, medical, military and consumer products markets. Examples of our sensor applications include:

•
automotive applications for electronic stability control, occupant safety, proper airbag deployment, fogging prevention, systems controls, cabin comfort, anti-theft systems and engine performance and management;

•
truck, off-road vehicle and marine applications for critical fluid level, oil pressure, diesel engine management, pressure and position for hydraulics systems, brake by wire, throttle position and equipment leveling;

•
industrial sensors for regulating flow in paint sprayers and agricultural equipment, monitoring pressure, humidity and temperature in heating, ventilating, air conditioning and refrigeration compressors, flow measurement, factory automation and robotics, high purity wafer fab flow control, pressure measurement for hydraulics and pneumatics, tank liquid level, oil and well drilling and monitoring, and process control valves such as those used in turbines for power generation equipment;

•
medical sensors for invasive blood pressure measurement, drug infusion pump flow monitoring, electronic stethoscopes, cardiovascular health diagnostics, surgery applications, sleep apnea sensing, ultrasound bone density, kidney dialysis, respirators, environmental monitoring for patient breathing and body activity sensor for implantable heart pacemakers;

•
military and aerospace applications, which continue to drive sensor development with new systems requiring small, high performance sensors for aircraft controls and testing, navigation, weapons control systems, hydrophones and traffic collision avoidance systems (“TCAS”);

•
consumer products applications including the measurement of weight, distance, and movement, digitizing information for electronic white boards and pen input devices for laptops, acoustic pick-ups for musical instruments and directional speakers, keypads, load imbalance sensors for washing machines, and systems controls for other household appliances;

•
test and measurement applications including automotive crash and crash test dummy accelerometers, vibration, force and pressure sensors for European and US motorsport racing teams, high-accuracy pressure and position transducers for instrumentation devices, and miniature pressure, force and acceleration sensors used to verify system design and performance;

•
commercial, retail and building equipment including flow measurement of dispensed beverages, gasoline pump monitoring, ATM (automatic teller machines) currency control, elevator feedback, oxygen systems in hospitals, anti-tamper panel sensors for data protection and ultrasonic sensors for perimeter security systems;

•	traffic sensors used for real time traffic monitoring, weigh-in-motion, vehicle speed and red light enforcement and toll booth collection monitoring.

TECHNOLOGY

The Company has a broad and robust portfolio of technologies available to solve client sensing needs, some of which are proprietary to the Company. Our sensor technologies include:

•
PIEZORESISTIVE TECHNOLOGY is widely used for the measurement of pressure, load and acceleration, and we believe its use in these applications is expanding significantly. Piezoresistive materials, most often silicon, respond to changes in applied mechanical variables such as stress, strain, or pressure by changing electrical conductivity (resistance). Changes in electrical conductivity can be readily detected in circuits by changes in current with a constant applied voltage, or conversely by changes in voltage with a constant supplied current.

•
APPLICATION SPECIFIC INTEGRATED CIRCUITS (“ASICS”). These circuits convert analog electrical signals into digital signals for measurement, computation or transmission. Application specific integrated circuits are well suited for use in both consumer and new sensor products because they can be designed to operate from a relatively small power source, are inexpensive and can improve system accuracy.

•
MICRO-ELECTROMECHANICAL SYSTEMS (“MEMS”). Micro-electromechanical systems and related silicon micromachining technology are used to manufacture components for physical measurement and control. Silicon micromachining is an ideal technology to use in the construction of miniature systems involving electronic, sensing, and mechanical components because it is inexpensive and has excellent physical properties. Micro-electromechanical systems have several advantages over their conventionally manufactured counterparts. By leveraging existing silicon manufacturing technology, microelectromechanical systems allow for the cost-effective manufacture of small devices with high reliability and superior performance.

•
PIEZOELECTRIC POLYMER TECHNOLOGY. Piezoelectric materials (such as polyvinylidene floride, “PVDF”) convert mechanical stress or strain into proportionate electrical energy, and conversely, these materials mechanically expand or contract when voltages of opposite polarities are applied. Piezoelectric polymer films are also pyroelectric, converting heat into electrical charge. These polymer films offer unique sensor design and performance opportunities because they are thin, flexible, inert, broadband, and relatively inexpensive. This technology is ideal for applications where the use of rigid sensors would not be possible or cost-effective.

•
STRAIN GAUGE TECHNOLOGY. A strain gauge consists of a base substrate material that will change its electrical properties with induced stress or strain (such as bulk silicon). The foil is etched to produce a grid pattern that is sensitive to changes in geometry, usually length, along the sensitive axis producing a change in resistance. The gauge is bonded to a sensing element surface which it will monitor. The gauge operates through a direct conversion of strain to a change in gauge resistance. This technology is useful for the construction of reliable pressure and force sensors. The Company also manufactures a proprietary strain gauge called Microfused™ in which the diaphragm in contact with the media is fused to a silicon sensing element with glass at high temperatures for a hermetic seal appropriate for harsh environments.

•
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

•
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

•
LINEAR VARIABLE DIFFERENTIAL TRANSFORMERS (“LVDT”). An LVDT is an electromechanical sensor that produces an electrical signal proportional to the displacement of a separate movable core. LVDT’s are widely used as measurement and control sensors wherever displacements of a few micro inches to several feet can be measured directly, or where mechanical input, such as force or pressure, can be converted into linear displacement. LVDT’s are capable of extremely accurate and repeatable measurements in severe environments.

•
MAGNETO-RESISTIVE (MR) TECHNOLOGY. MR sensors are used to measure small changes in magnetic fields. A rotation of the magnetization of thin film stripes made of magnetic permalloy (Ni81FE19) in x-direction takes place when a magnetic field in y-direction is applied due to the magnetoresistive effect. MR sensors are highly sensitive, stable, repeatable and relatively low cost. MR sensing technology can be packaged as low field sensors (eg., electronic compass), angle sensors such as magnetic encoders, position sensors, or current sensors (eg. for battery management).

•
ELECTROLYTIC FLUID TECHNOLOGY. To create an inclination sensor, a small chamber is partially filled with an electrolytic liquid. Platinum electrodes are deposited in pairs on the base of the sensor’s cell parallel to the sensitive axis. When an alternating voltage is passed between two electrodes, the electric current will create a dispersed field. By tilting the sensor and thereby reducing the level of the liquid, it is possible to confine this stray field. Because of the constant, specific conductivity of the electrolytes, a variance of resistance is formed in relation to the liquid level. A basic differential principle will yield an angle of inclination from the polarity signs. This technology is durable, highly repeatable and relatively low cost compared with alternate technologies.

•
INFRARED SENSING. Measurement Specialties uses thermopiles to measure temperature without contact through infrared (IR) radiation. All objects emit IR radiation, with energy increasing based on increased surface temperatures (Planck’s law). Thermopiles are created by lining up multiple thermocouples in series. If a temperature difference is induced between a hot junction connecting two thermocouples and their open ends (cold junctions), a voltage is created, allowing the thermopile to transduce the IR radiation into a voltage measure (while factoring for ambient temperature). Miniaturization and batch fabrication on micro-machined silicon wafers enable low cost devices, which can also be used for gas detection.

•
HUMIDITY. Humidity technology is based upon variable capacitive affecting a sensitive polymer layer under changing ambient humidity conditions. This technology is uniquely designed for high volume OEM applications in consumer markets, automotive, home appliance and environmental control.

•
PHOTO OPTICS. Photo-Optic sensors use light to measure different parameters such as position, reflectance, color and many others. At present our main application is in non-invasive medical sensing, specifically pulse oximetry, also known as SpO2.

•
ULTRASONIC TECHNOLOGY. Ultrasonic sensors measure distance by calculating the time delay between transmitting and receiving an acoustic signal that is inaudible to the human ear. This technology allows for the quick, easy, and accurate measurement of distances between two points without physical contact.

BUSINESS SEGMENTS

As a result of the sale of our Consumer Products business segment, the Sensor business segment is our sole segment.

PRODUCTS

The Company has one business segment, the Sensor segment, with global engineering resources organized into seven key product families: pressure, force, position, vibration, humidity/temperature, photo optics and Piezo film. Each product family is supported by a research and design center (or centers) as well as manufacturing on a global basis. Product teams are also supported by global specialists with expertise in the use of sensors for various industries: medical, automotive, aerospace, test and measurement, manufacturing, power generation, HVAC/refrigeration, oil and gas, consumer goods and appliances. Regional account management, organized into three hubs (US, Europe/Middle East, Asia), brings the Company diverse capabilities to local companies throughout the world.

A summary of our Sensor business product offerings as of March 31, 2006 is presented in the following table. New products acquired or developed in the last fiscal year are highlighted with an asterisk*.

Product Family	Product	Technology	Applications

Pressure	Pressure Components, Sensors and Transducers	Micro-Electromechanical Systems	Disposable catheter blood pressure altimeter, dive tank pressure, process instrumentation, fluid level, measurement and intravenous drug administration monitoring, racing engine performance

		MicrofusedTM Piezoresistive Silicon Strain Gauge	Automotive electronic stability control systems, paint spraying machines, fertilizer dispensers, hydraulics, refrigeration and automotive transmission

		Bonded Foil Strain Gauge	Instrumentation-grade aerospace and weapon control systems, sub-sea pressure, ship cargo level, steel mills

		Bonded Gauge	Miniature and subminiature transducers for test and measurement applications in aerospace, auto testing and industry

Force	Load Cells	MicrofusedTM Piezoresistive Silicon Strain Gauge	Automotive occupancy weight sensing, bathroom scales, exercise equipment, appliance monitoring, intravenous drug administration monitoring

		Micro-Electromechanical Systems instrumentation	Crash test sensors, anthropomorphic dummy sensors, road load dynamics, aerospace traffic alert and collision avoidance systems, instrumentation

Position	Linear Variable Displacement Transducers	Inductive Electromagnetic	Aerospace, machine control systems, knitting machines, industrial process control, hydraulic actuators, instrumentation

	Rotary Position Transducers	Inductive Electromagnetic	Machine control systems, instrumentation

	MR sensors and Magnetic Encoders	Magneto-Resistive*	Automotive systems controls, pump counting and control, school bus stop sign arm position

	Tilt/Angle Sensors	Fluid Capacitive or Electrolytic Fluid*	Heavy equipment level measurement, auto security systems, tire balancing, instrumentation

Vibration	Accelerometers	Micro-Electromechanical Systems instrumentation	Crash test sensors, anthropomorphic dummy sensors, road load dynamics, aerospace traffic alert and collision avoidance systems, instrumentation

	Accelerometers	Piezoelectric Polymer	Cardiac activity sensors, audio speaker feedback, appliance load balancing

Humidity	Relative Humidity and Temperature Sensors*	Capacitive Film	Auto anti-fogging systems, diesel engine controls, air climate systems, reprography machines, respirators

	Thermopiles	Infrared (IR)*	Non-contacting thermometers, microwave and convection oven controls, gas detection

Photo Optics	Pulse Oximetry Sensors (SpO2)	Photo optic infra-red light absorption	Reusable and disposable patient blood oxygen and pulse sensors

	X-Ray Detection	X-ray sensor arrays	Security systems, medical CT scanners

Piezo Film	Traffic Sensors	Piezoelectric Polymer	Traffic survey, speed and traffic light enforcement, toll, and truck weigh-in-motion

Custom Piezoelectric Film Sensors	Piezoelectric Polymer	Medical diagnostics, ultrasonic pen digitizers, musical instrument pickups, electronic stethoscope, security systems, anti-tamper sensors for data protection, electronic water meters

CUSTOMERS

We sell our sensor products throughout the world. We design, manufacture and market sensors for original equipment manufacturer applications and for end users who use them for instrumentation and test applications. Our extensive customer base consists of manufacturers of electronic, automotive, medical, military, industrial and consumer products. Our largest Sensor business customer, a large OEM automotive supplier, accounted for approximately 18.1% of our net sales during fiscal 2006, approximately 15.3% of our sales during fiscal 2005, and approximately 14.5% during fiscal 2004. No other customers accounted for more than 10% during the fiscal years ended March 31, 2006, 2005 and 2004.

SALES AND DISTRIBUTION

We sell our sensor products through a combination of experienced regional sales managers, distributors and generally exclusive sales relationships with outside sales representatives throughout the world. Our engineering teams work directly with our global customers to tailor our sensors to meet their specific application requirements.

We sell our products primarily in North America and Western Europe. The international component of our sales has grown with recent acquisitions. In addition, the growing Asian market represents a significant opportunity for our business. Sales into foreign countries accounted for 45.2% of net sales for the fiscal year ended March 31, 2006, 39.5% of net sales for the fiscal year ended March 31, 2005, and 31.4% of net sales for the fiscal year ended March 31, 2004.

SUPPLIERS

We procure components and finished products from a variety of suppliers as needed through purchase orders. We actively manage this process to ensure component quality, steady supply and best costing, while managing hazardous materials content for compliance with European Restrictions on Hazardous Substances (“ROHS”) regulations. While there could be a short-term disruption in qualifying vendors, we believe that the components we utilize could be obtained from alternative sources, or that our products could be redesigned to use alternative suppliers’ components, if necessary. We source our assembly of photo optic products from a single contract manufacturer, with whom we have a contractual relationship.

RESEARCH AND DEVELOPMENT

Our research and development efforts are focused on expanding our core technologies, improving our existing products, developing new products and designing custom sensors for specific customer applications. To maintain and improve our competitive position, our research, design, and engineering teams work directly with customers to design custom sensors for specific applications. Our gross research and development expenses, including customer funded projects, were $2,567 or 2.1% of net sales, for the fiscal year ended March 31, 2006; $2,130 or 2.3% of net sales, for the fiscal year ended March 31, 2005; $2,085, or 3.5% of net sales, for the fiscal year ended March 31, 2004. Customer funded research and development was $448, $268, and $4 for the fiscal years ended March 31, 2006, 2005, and 2004, respectively.

COMPETITION

The global market for sensors includes many diverse products and technologies, is highly fragmented and subject to moderate pricing pressures. Our piezoresistive, MEMS and Microfused™ pressure sensing technologies compete directly within the largest and fastest growing segments in the global market for industrial pressure sensors. For some of our more mature technologies such as LVDTs and IR thermopiles, we compete with a number of regional providers, also with moderate pricing pressure. For some of our newer technologies - such as humidity sensing and magnetic encoders - we believe we do not face direct competition as such because we are enabling sensing of new properties or we are replacing more expensive legacy technologies. Most of our competitors are small companies or divisions of large corporations such as Danaher, Motorola, Siemens, General Electric and Honeywell. The principal elements of competition in the sensor market are production capability, price, quality, service, and the ability to design unique applications to meet specific customer needs.

Although we believe that we compete favorably, new product introductions by our competitors could cause a decline in sales or loss of market acceptance for our existing products. If competitors introduce more technologically advanced products, the demand for our products would likely be reduced.

INTELLECTUAL PROPERTY

We rely in part on patents to protect our intellectual property. We own 74 United States utility patents and 6 foreign patents to protect our rights in certain applications of our core technology. We have 15 United States patent applications pending, including provisionals. These patent applications may never result in issued patents. Even if these applications result in patents being issued, taken together with our existing patents, they may not be sufficiently broad to protect our proprietary rights, or they may prove unenforceable. We have not obtained patents for all of our innovations, nor do we plan to do so.

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

FOREIGN OPERATIONS

We manufacture the majority of our sensor products in leased premises located in Shenzhen, China. Sensors are also manufactured at our U.S. facilities in Hampton, VA and Fremont, CA, as well as our European facilities in Toulouse, France, Les Clayes-sous-Bois, France, Guyancourt, France, Dortmund, Germany and Pfaffenhofen, Germany. Additionally, certain key management, sales and engineering activities are conducted at leased premises in Wayne, PA, Aliso Viejo, CA, Oxon, UK and in Hong Kong. Our pulse oximetry sensors are sourced from a single supplier, Opto Circuits India Limited, (“Opto”), in Karnatake, India. There are no agreements which would require us to make minimum payments to Opto, nor is Opto obligated to maintain capacity available for our benefit, though we account for a significant portion of Opto’s revenues. Additionally, most of our products contain key components that are obtained from a limited number of sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond our control, including political and other uncertainties regarding China and India.

The Chinese government has continued to pursue economic reforms hospitable to foreign investment and free enterprise, although the continuation and success of these efforts is not assured. Our operations could be adversely affected by changes in Chinese laws and regulations, including those relating to taxation and currency exchange controls, by the imposition of economic austerity measures intended to reduce inflation, and by social and political unrest. China became a member of World Trade Organization (WTO) on December 11, 2001. Such membership requires China and other members of the WTO to grant one another reciprocal “Normal Trade Relations” (NTR) status (formerly known as Most Favored Nation). Accordingly, China’s preferred trading status with the United States (and other WTO members) is no longer subject to annual review and Chinese goods exported to the United States are subject to a low tariff and receive other favorable treatment.

A substantial portion of our revenues are priced in United States dollars. Most of our costs and expenses are priced in United States dollars, with the remaining priced in Chinese renminbi, and Euros. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the United States dollar compared with that of our foreign customers’ currencies. United States sales were $68,704, $64,772, and $44,045 or 56.6%, 70.2%, and 73.1% of net sales, for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. Sales from our foreign facilities were $52,713, $27,496, and $16,202 or 43.4%, 29.8%, and 26.9% of net sales, for the fiscal years ended March 31, 2006, 2005, and 2004, respectively. We are exposed to foreign currency transaction and translation losses, which might result from adverse fluctuations in the value of the Euro and Chinese renminbi.

At March 31, 2006, 2005, and 2004 we had net assets of $46,956, $48,009, and $38,648, respectively, in the United States. At March 31, 2006, 2005, and 2004 we had net assets of $18,503, $10,455, and $7,330 , respectively, in China subject to fluctuations in the value of the Chinese renminbi against the United States dollar. At March 31, 2006, 2005, and 2004 we had net assets of $30,269, $9,503, and $4,836, respectively, in Hong Kong subject to fluctuations in the value of the Hong Kong dollar against the United States dollar.  At March 31, 2006, 2005, and 2004 we had net assets (liabilities) of $(231), $49, and $0, respectively, in Europe, subject to fluctuations in the value of the Euro against the United States dollar.

On July 21, 2005, the renminbi increased in value by approximately 2.1% as compared to the U.S. dollar, and during the remainder of calendar 2005, the renminbi has appreciated by an additional 0.57%. The Chinese government announced that it will no longer peg the renminbi to the US dollar, but established a currency policy letting the renminbi trade in a narrow band against a basket of currencies. Based on our net exposure of renminbi to U.S. dollars for the fiscal year ended March 31, 2006 and forecast information for fiscal 2007, we estimate a negative operating income impact of approximately $210 for every 1% appreciation in renminbi against the U.S. dollar (assuming no price increases passed to customers, and no associated cost increases or currency hedging). We continue to consider various alternatives to hedge this exposure, and have considered, but do not currently use, foreign currency contracts as a hedging strategy. We are attempting to manage this exposure through, among other things, pricing and monitoring balance sheet exposures for payables and receivables.

Based on the net exposures of Euros to the US dollars for the fiscal year ended March 31, 2006, we estimate a positive operating income impact of $80 for every 1% appreciation in Euros relative to the US dollar (assuming no price increases passed to customers, and associated cost increases or currency hedging).

There can be no assurance that these currencies will remain stable or will fluctuate to our benefit. To manage our exposure to potential foreign currency, transaction and translation risks, we may purchase currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices. We do have a number of foreign exchange currency contracts in Europe, as disclosed in Note 7 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

EMPLOYEES

As of March 31, 2006, we had 1,982 employees, including 180 in the United States, 298 in the European Union, and 1,504 in Asia. As of March 31, 2006, 1,552 employees were engaged in manufacturing, 144  were engaged in administration, 76 were engaged in sales and marketing, and 210 were engaged in engineering.

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

Furthermore, we are in the process of identifying and eliminating hazardous materials such as lead and mercury in our components, so we can in turn eliminate, reduce, or at least inform our customers of the hazardous material content of our products, in order to comply with new European RoHS Directive and UK RoHS Regulations for "the restriction of the use of certain hazardous substances in electrical and electronic equipment” which will come into effect July 1, 2006. We do not believe there is any substantial risk to our business resulting from these new regulations at this time.

BACKLOG

At March 31, 2006, the dollar amount of backlog orders believed to be firm was approximately $39,346 . Backlog from acquisitions completed during fiscal 2005 that were not included as part of the March 31, 2005 backlog disclosure below account for $6,628 of this backlog. We include in backlog orders that have been accepted from customers that have not been filled or shipped and are supported with a purchase order. It is expected that the majority of these orders will be shipped during the next 12 months. At March 31, 2005, our backlog of unfilled orders was approximately $34,057 . All orders are subject to modification or cancellation by the customer with limited changes. We believe that backlog may not be indicative of actual sales for the current fiscal year or any succeeding period.

SEASONALITY

There is no significant seasonality to our Sensor business sales.

AVAILABLE INFORMATION

We maintain an Internet website at the following address: www.meas-spec.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward looking statements may be identified by such words or phrases as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. The forward-looking statements used herein are not guarantees of future performance and involve a number of risks and uncertainties. Factors that might cause actual results to differ materially from the expected results described in or underlying our forward-looking statements include:

•	Conditions in the general economy and in the markets served by us;

•	Competitive factors, such as price pressures and the potential emergence of rival technologies;

•	Interruptions of suppliers’ operations or the refusal of our suppliers to provide us with component materials;

•	Timely development, market acceptance and warranty performance of new products;

•	Changes in product mix, costs and yields and fluctuations in foreign currency exchange rates;

•	Uncertainties related to doing business in Europe and China;

•	Legal proceedings described below under “Item 3 -Legal Proceedings;” and

•	The risk factors listed from time to time in our SEC reports.

This list is not exhaustive. Except as required under federal securities laws and the rules and regulations promulgated by the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Annual Report on Form 10-K, whether as a result of new information, future events, changes in assumptions or otherwise.

ITEM 1A. RISK FACTORS

An investment in our common stock is speculative in nature and involves a high degree of risk. No investment in our common stock should be made by any person who is not in a position to lose the entire amount of such investment.

In addition to being subject to the risks described elsewhere in this Annual Report on Form 10-K, including those risks described below under “Liquidity and Capital Resources,” an investment in our common stock is subject to the following risks and uncertainties:

IF WE DO NOT DEVELOP AND INTRODUCE NEW PRODUCTS IN A TIMELY MANNER, WE MAY NOT BE ABLE TO MEET THE NEEDS OF OUR CUSTOMERS AND OUR NET SALES MAY DECLINE.

Our success depends upon our ability to develop and introduce new sensor products and product line extensions. If we are unable to develop or acquire new products in a timely manner, our net sales will suffer. The development of new products involves highly complex processes, and at times we have experienced delays in the introduction of new products. Since many of our sensor products are designed for specific applications, we must frequently develop new products jointly with our customers. We are dependent on the ability of our customers to successfully develop, manufacture and market products that include our sensors. Successful product development and introduction of new products depends on a number of factors, including the following:

•	accurate product specification;
•	timely completion of design;
•	achievement of manufacturing yields;
•	timely, quality and cost-effective production; and
•	effective marketing.

RAPID GROWTH BRINGS RISKS AND CHALLENGES ASSOCIATED WITH GROWTH.

The rapid growth of our business through a combination of organic and acquisitive means creates a unique set of challenges which include:

•	managing inventory from acquired companies as well as inventory required for new programs;
•	prioritizing the right engineering programs so new opportunities are harvested without losing business in smaller, more stable lines of business;
•	managing a growing end user business alongside a robust and larger OEM business;
•	building infrastructure and the management team to support growth of the business in new geographies, especially Europe and Asia;
•	maintaining a pipeline of increasingly larger opportunities to achieve comparable year over year growth rates; and
•	maintaining a rapidly changing balance sheet to optimize debt to equity and working capital ratios.

WE HAVE SUBSTANTIAL NET SALES AND OPERATIONS OUTSIDE OF THE UNITED STATES, INCLUDING SIGNIFICANT OPERATIONS IN CHINA AND EUROPE, THAT EXPOSE US TO INTERNATIONAL RISKS.

Our international sales accounted for approximately 43.4% and 29.8% of our net sales in the fiscal years ended March 31, 2006 and 2005, respectively. At March 31, 2006, our foreign subsidiaries’ total assets totaled $85,152, of which, $14,768 was in China, $18,536 was in Hong Kong and $51,848 was in Europe. We are subject to the risks of foreign currency transaction and translation losses, which might result from fluctuations in the values of the Chinese renminbi and the Euro against the United States dollar. At March 31, 2006, we had net assets of $18,503 subject to fluctuations in the value of the Chinese renminbi, net assets of $30,269 subject to fluctuations in the value of the Hong Kong dollar, and net assets (liabilities) of $(231) subject to fluctuations in the Euro. Our foreign subsidiaries’ operations reflect intercompany transfers of costs and expenses, including interest on intercompany trade receivables, at amounts established by us. We manufacture the majority of our sensor products in China. Our China subsidiary is subject to certain government regulations, including currency exchange controls, which limit the subsidiary’s ability to pay cash dividends or lend funds to us. The inability to operate in China or the imposition of significant restrictions, taxes, or tariffs on our operations in China would impair our ability to manufacture products in a cost-effective manner and could reduce our profitability significantly.

Risks specific to our international operations include:

•	political conflict and instability in the relationships among Hong-Kong, Taiwan, China, the United States and in our target international markets;

•	political instability and economic turbulence in Asian markets;

•	changes in United States and foreign regulatory requirements resulting in burdensome controls, tariffs and import and export restrictions;

•	changes in foreign currency exchange rates, which could make our products more expensive as stated in local currency, as compared to competitive products priced in the local currency;

•	enforceability of contracts and other rights or collectability of accounts receivable in foreign countries due to distance and different legal systems;

•	delays or cancellation of production and delivery of our products due to the logistics of international shipping, which could damage our relationships with our customers;

•	a recurrence of the outbreak of Severe Acute Respiratory Syndrome (“SARS”) or Avian Flu and the associated risks to our operations in China; and

•
tax policy change in China, which could affect the profitability of our operations in China. On January 1, 2004, China adopted a new Value Added Tax (VAT) export refund rate, which dropped from 17% to 13%, with the intention of reducing their trade surplus and increasing pressure on local currency.

COMPETITION IN THE MARKETS WE SERVE IS INTENSE AND COULD REDUCE OUR NET SALES AND HARM OUR BUSINESS.

Highly fragmented markets and high levels of competition characterize our business. Despite recent consolidations, including the acquisition of several smaller competitors of ours by larger competitors like General Electric, Honeywell, and Danaher Corporation, the sensor industry remains highly fragmented. Some of our competitors and potential competitors may have a number of significant advantages over us, including:

•	greater financial, technical, marketing, and manufacturing resources;
•	preferred vendor status with our existing and potential customer base;
•	more extensive distribution channels and a broader geographic scope;
•	larger customer bases; and
•	a faster response time to new or emerging technologies and changes in customer requirements.

OUR TRANSFER PRICING PROCEDURES MAY BE CHALLENGED, WHICH MAY SUBJECT US TO HIGHER TAXES AND ADVERSELY AFFECT OUR EARNINGS.

Transfer pricing refers to the prices that one member of a group of related companies charges to another member of the group for goods, services, or the use of intellectual property. If two or more affiliated companies are located in different countries, the laws or regulations of each country generally will require that transfer prices be the same as those charged by unrelated companies dealing with each other at arm’s length. If one or more of the countries in which our affiliated companies are located believes that transfer prices were manipulated by our affiliate companies in a way that distorts the true taxable income of the companies, the laws of countries where our affiliated companies are located could require us to redetermine transfer prices and thereby reallocate the income of our affiliate companies in order to reflect these transfer prices. Any reallocation of income from one of our companies in a lower tax jurisdiction to an affiliated company in a higher tax jurisdiction would result in a higher overall tax liability to us.

Moreover, if the country from which the income is being reallocated does not agree to the reallocation, the same income could be subject to taxation by both countries.

We have adopted transfer-pricing procedures with our subsidiaries to regulate intercompany transfers. Our procedures call for the transfer of goods, services, or intellectual property from one company to a related company at prices that we believe are arm’s length. We have established these procedures due to the fact that some of our assets, such as intellectual property developed in the United States, are transferred among our affiliated companies. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully require changes to our transfer pricing practices, we could become subject to higher taxes and our earnings would be adversely affected. Any determination of income reallocation or modification of transfer pricing laws can result in an income tax assessment on the portion of income deemed to be derived from the United States or other taxing jurisdiction.

PRESSURE BY OUR CUSTOMERS TO REDUCE PRICES MAY CAUSE OUR NET SALES OR PROFIT MARGINS TO DECLINE.

Our customers are under pressure to reduce prices of their products. Therefore, we expect to experience pressure from our customers to reduce the prices of our products. We believe that we must reduce our manufacturing costs and obtain larger orders to offset declining average sales prices. If we are unable to offset declining average sales prices, our gross profit margins will decline.

AS PART OF OUR BUSINESS STRATEGY, WE HAVE ENTERED INTO AND MAY ENTER INTO OR SEEK TO ENTER INTO BUSINESS COMBINATIONS AND ACQUISITIONS THAT MAY BE DIFFICULT AND COSTLY TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE OR DIVERT MANAGEMENT’S ATTENTION.

We made several acquisitions during fiscal years 2006 and 2005. As a part of our business strategy, we may enter into additional business combinations and acquisitions. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business and distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our growth strategy, and we may incur substantial expenses and devote significant management time and resources in seeking to complete proposed acquisitions that will not generate benefits for us.

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

As a result of our previous acquisitions, we have added several different decentralized operating and accounting systems, resulting in a complex reporting environment. While we strive to integrate each acquired company into our enterprise resource planning (ERP) information systems as quickly as possible after the acquisition, we expect that we will need to continue to modify our accounting policies, internal controls, procedures and compliance programs to provide consistency across all of our operations, in order to increase efficiency and operating effectiveness and improve corporate visibility into our decentralized operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of March 31, 2006, we leased all but one of our properties under operating leases as follows:

	Primary		Lease
Location	Use	Sq. Ft.	Expiration
Wayne, PA	Research and development, sales and marketing	2,900	Dec-06

Fremont, CA	Manufacturing, research and development, sales and marketing	11,690	Mar-15

Shenzhen, China	Asian headquarters and manufacturing	144,097	Feb-09

Hampton, VA*	Worldwide Corporate and US headquarters and principal domestic manufacturing and distribution facility	120,000	Jul-11

Hong Kong, China	Sales	355	Feb-08

Toulouse, France	European headquarters and manufacturing, research and development, sales and marketing	27,000	Requires 6 month's notice

Torrance, CA **	Light manufacturing, research and development, sales and marketing	7,050	May-06

Aliso Viejo, CA	Research and development	2,283	Dec-07

Dortmund, Germany	Manufacturing, research and development, sales and marketing	28,000	Dec-09

Pfaffenhofen, Germany	Sales and marketing	2,600	Apr-10

Guyancourt, France	Manufacturing, marketing and sales	1,800	Sep-07

Abingdon, UK	Sales	1,200	Feb-07

Owned Property

Les Clayes-sous-Bois, France	Manufacturing, marketing, and sales	12,378

*Our Consumer distribution and warehouse space in Hampton, Virginia is partially vacant due to the complete divestiture of the Consumer business. We have subleased a portion of the unused space.

**The Company elected to exit the lease in Torrance, CA effective May 2006.

Our sensor manufacturing facilities located in China and Virginia are ISO 9001 certified. We believe that these premises are suitable and adequate for our present operations.

ITEM 3. LEGAL PROCEEDINGS

Pending Matters

Robert L. DeWelt v. Measurement Specialties, Inc. et al., Civil Action No. 02-CV-3431. On July 17, 2002, Robert DeWelt, the former acting Chief Financial Officer and former acting general manager of our Schaevitz Division, filed a lawsuit against us and certain of our officers and directors in the United States District Court of the District of New Jersey. Mr. DeWelt resigned on March 26, 2002 in disagreement with our decision not to restate certain of our financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. We have filed a Motion to Dismiss this case, which was denied on June 30, 2003. We have answered the complaint and we are engaged in the discovery process. This litigation is ongoing and we cannot predict its outcome at this time.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of fiscal year 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(A) Market Price

On September 13, 2005, we switched the listing of our common stock from the American Stock Exchange to The Nasdaq Stock Market®. Our common stock, no par value, is now traded under the symbol NASDAQ: MEAS. The following table presents high and low sales prices of our common stock as reported on the NASDAQ or AMEX, as appropriate, for the periods indicated:

	High	Low
YEAR ENDING MARCH 31, 2006
Quarter ended June 30, 2005	$24.15	19.25
Quarter ended September 30, 2005	27.18	20.10
Quarter ended December 31, 2005	26.44	20.02
Quarter ended March 31, 2006	27.00	22.62

YEAR ENDING MARCH 31, 2005
Quarter ended June 30, 2004	$22.95	18.30
Quarter ended September 30, 2004	26.10	19.51
Quarter ended December 31, 2004	27.00	22.59
Quarter ended March 31, 2005	28.30	22.99

(B) Approximate Number of Holders of Common Stock

At May 31, 2006, there were approximately 2,686 shareholders of record of our common stock.

(C) Dividends

We have not declared cash dividends on our common equity. Additionally, the payment of dividends is prohibited under our credit agreement with GECC. We intend to retain earnings to support our growth strategy and we do not anticipate paying cash dividends in the foreseeable future.

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

(D) Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of this Annual Report on Form 10-K for information about our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

(AMOUNTS IN THOUSANDS OF US DOLLARS, EXCEPT PER SHARE AMOUNTS)

	Years ended March 31(1)
	2006	2005	2004	2003	2002
Results of operations:
Net sales	$121,417	$92,268	$60,247	$52,326	$48,911
Research & development expenses, net	2,119	1,862	2,081	1,824	3,528
Income (loss) from continuing operations	10,327	9,780	13,594	(14,657)	(28,368)
Net income (loss)	24,534	14,826	21,586	(9,097)	(29,047)

Per common share:
Income (loss) from continuing operations
Basic	$0.75	$0.73	$1.10	$(1.23)	$(2.69)
Diluted	0.72	0.69	0.97	(1.23)	(2.69)
Net income (loss)
Basic	1.79	1.11	1.75	(0.76)	(2.76)
Diluted	1.71	1.05	1.54	(0.76)	(2.76)
Cash dividends declared	-	-	-	-	-

Financial Position at Year-End:
Total assets	$152,424	$126,004	$77,000	$46,168	$89,612
Long-term debt, net of current maturities	16,794	18,928	-	2,000	-
Shareholders’ equity	95,497	68,016	50,840	18,946	26,827

(1) Fiscal year 2002, 2003 and 2004 reflect $955, $1,219 and $506, respectively, of charges resulting from the restructuring of the business. Fiscal year 2003 and 2004 reflect $3,550 and $1,550, respectively, of charges taken as a result of the Class Action Lawsuit and SEC investigation. Fiscal year 2004 reflects the favorable impact of reversing $15,400 million tax valuation allowance for the deferred tax assets and a $6,483 charge for non-cash equity based compensation. Fiscal year 2006 reflects a $9,039 gain on the sale of the Consumer business.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our results of operations and financial condition should be read together with the other financial information and Consolidated Financial Statements and related Notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors. Throughout this section, dollar amounts, except per share amounts, are in thousands.

Our fiscal year begins on April 1 and ends on March 31. References in this report to the year 2005 or fiscal 2005 refer to the 12-month period from April 1, 2004 through March 31, 2005 and references in this report to the year 2006 or fiscal 2006 refer to the 12-month period from April 1, 2005 through March 31, 2006.

OVERVIEW

Measurement Specialties, Inc. (the “Company” or “we”) is a global leader in designing and manufacturing sensors for original equipment manufacturers and end users. The Company continues to expand our business at a relatively high rate through organic growth and through acquisitions. With the sale of our Consumer Products business effective December 1, 2005, the Company now has one reportable segment, a sensor business. Accordingly, all comparisons in Management’s Discussion and Analysis for each of the fiscal years ended March 31, 2006 and 2005 exclude the results of these discontinued operations, except as otherwise noted. (See Note 6 to the Consolidated Financial Statements included in this Annual Report on Form 10-K). The Consumer Products segment designed and manufactured sensor-based consumer products, primarily as an original equipment manufacturer (OEM), that were sold to retailers and distributors in the United States and Europe. Consumer products included bathroom and kitchen scales, tire pressure gauges and distance estimators.

We have six primary manufacturing facilities strategically located in United States, China, France and Germany enabling the Company to produce and market world-wide a broad range of sensors that use advanced technologies to measure precise ranges of physical characteristics including pressure, position, force, vibration, humidity and photo-optics. These sensors are used for automotive, medical, consumer, military/aerospace and industrial applications. The Company’s sensor products include pressure and electromagnetic displacement sensors, transducers, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors and humidity sensors.

The following table sets forth, for the periods indicated, certain items in our consolidated statements of income as a percentage of net sales:

	For the year ended March 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	53.4	49.0	44.4
Gross profit	46.6	51.0	55.6
Operating expenses (income):
Selling, general and administrative	30.4	34.0	41.1
Non-cash equity based compensation	-	-	10.8
Litigation Expense	-	-	2.5
Research and development	2.1	2.3	3.5
Customer funded development	(0.4)	(0.3)	-
Amortization of acquired intangibles	1.5	0.9	-
Restructuring costs	-	-	0.8
Total operating expenses	33.6	36.9	58.7
Operating income (loss)	13.0	14.1	(3.1)
Interest expense, net	1.7	0.7	0.5
Other expense (income)	0.1	(0.1)	(0.2)
Income from continuing operations before income taxes	11.2	13.5	(3.4)
Income tax expense (benefit) from continuing operations	2.7	2.9	(25.9)
Income from continuing operations	8.5	10.6	22.5
Discontinued operations:
Income from discontinued operations before income taxes - Consumer	5.6	7.2	18.5
Income from discontinued operations before income taxes - Shaevitz U.K.	-	-	0.4
Income taxes from discontinued operations	1.3	1.7	5.6
Income from discontinued operations, before gain	4.3	5.5	13.3
Gain on disposition of discontinued operations (net of income taxes)	7.4	-	-
Income from discontinued operations	11.7	5.5	13.3
Net income	20.2%	16.1%	35.8%

EXECUTIVE SUMMARY

Measurement Specialties has seen a significant amount of change over the last several years. In May 2002, we embarked upon an aggressive restructuring effort to improve the operating performance of the Company. A key component of this restructuring was the elimination of underutilized facilities to consolidate our operations in Shenzhen, China and Hampton, Virginia. In fiscal year 2005, the Company embarked on an ambitious growth strategy for the Sensor division, to be achieved through acquisition and organic growth. To that end, the Company made six acquisitions during fiscal 2005, and two acquisitions in fiscal 2006 (the “Acquisitions”) (See Notes 2 and 5 to the Consolidated Financial Statements included in this Annual Report on Form 10-K). The results of operations of these Acquisitions are included in our consolidated statement of operations as of and since their respective dates of purchase. Additionally, during the month of April 2006, the Company made two additional acquisitions which added a range of temperature sensors to our product line-up (See Note 19 to the Consolidated Financial Statements included in this Annual Report on Form 10-K). To finance the Acquisitions, we expanded our $35,000 credit facility to $75,000 (See Notes 8 and 19 to the Consolidated Financial Statements included in this Annual Report on Form 10-K). Having completed the restructuring and acquisitions, Measurement Specialties is now a global sensor solutions company with a broad range of technologies and capabilities. Our focus remains engineered solutions where we can use our engineering and manufacturing talent and depth of knowledge and experience in sensors to provide a complete solution to our customers, as well as “bundle” products together. We also have a substantial end user business for high quality “off the shelf” sensors and transducers used for test, instrumentation and process control. A key to our manufacturing strategy is leveraging the significant infrastructure we now have in Shenzhen, China. This infrastructure has enabled us to reduce costs and improve financial performance while continuing to provide our customers with low cost, highly reliable products.

GROWTH STRATEGY

Having divested the low-margin Consumer business, the Company is now wholly engaged in pursuing aggressive growth in Sensors, with an established goal of achieving annual revenues of $250 million by Fiscal Year 2009. This rapid growth in excess of 25% CAGR (Compound Annual Growth Rate) will continue to come through a combination of organic growth and acquisition. The Company is targeting organic growth of 15% per year, primarily through custom-engineered medium- to high-volume OEM applications for which the typical development cycle lasts from 6 to 24 months.

In addition to the two acquisitions this fiscal year, and following our six acquisitions in Fiscal Year 2005, management still believes there is room on the balance sheet to support the leveraged acquisition of Companies that can provide entry into new technologies, geographies and customer segments. The Company will continue to pursue acquisitions that make a good strategic fit without specific timetables for closure.

Work continues on integrating acquisitions for inherent synergies in sales and marketing, engineering and manufacturing. This is particularly true for the largest acquisition of Fiscal Year 2006, HLP, where opportunities exist to lower manufacturing costs and leverage the Company sales force on behalf of promising HLP technologies. By organizing engineering, product development and manufacturing resources into seven product families, the Company has created a flexible structure that can facilitate integration and support growth. This scalable structure enables the company to readily assimilate acquisitions, prioritize engineering resources, and respond better to market opportunities in key industries. Processes have been established for the progressive integration of support functions such as supply chain, information technology, financial management, sales and marketing. Patterns are being established to cross-fertilize the sales efforts across product families.

In addition to the Company’s traditional OEM business, the company has a growing end user business as a result of recent acquisitions. Accelerometers, pressure transducers, linear variable differential transformers (LVDTs) and derivative linear displacement products made by the Company are all used by customers for applications in test and measurement, instrumentation and process control. These devices are packaged products (sense elements with amplification, compensation and sometimes value-add) which carry a higher average selling price. The Company is pushing these sales through direct selling to high volume users, new distribution channels to small and medium volume users and through e-Commerce on its own website.

Trends.

We anticipate our overall average gross margins for our Sensor business to decline to approximately 44-45% in fiscal year 2007 as compared to gross margins of 46% and 51% for fiscal years 2006 and 2005, respectively.

There are several factors impacting margins, including sales growth strategies, product sales mix and our cost structure. The sensors market is highly fragmented with hundreds of niche players. While the worldwide sensors market that we serve is expected to have a 5% Compound Annual Growth Rate (CAGR), we expect to gain share and grow our Sensor business in excess of the market primarily through custom-engineered medium-to high volume OEM applications for which the typical development cycle lasts 6 to 24 months. As a result of this growth strategy, we anticipate pursuing high volume sensor business that carry lower gross margins than our historical experience, which influence our overall sensor gross margins. Additionally, a number of our new products from recent acquisitions carry lower margins than our historical experience. Furthermore, the appreciation of the Chinese renminbi (“RMB”) relative to the U.S. dollar has resulted in additional pressure on lowering our margins since a large portion of our products are manufactured in our China facility with some of our costs denominated in RMB. Partially offsetting the aforementioned items impacting margins, the Company continually monitors costs and pursues various cost control measures and sales initiatives to improve margins.

During the first quarter of fiscal 2007, the Company will begin recognizing compensation costs in our statement of operations related to stock options, in accordance with Financial Accounting Standards Board (‘FASB’) Statement No. 123R (Revised 2004), Share-Based Payment. Compensation costs from stock options had been previously reported on a pro-forma basis and not recorded in the statement of operations. Additionally, with the increase in acquired intangible assets from our recent acquisitions and our expanded credit facility to $75,000 in April 2006, the Company will incur higher levels of amortization expense and interest costs. The Company’s operations are expected to support these higher costs and generate sufficient cash flows to not only service the debt but also to pay down debt.

The Company currently manufactures from a leased facility in China. In order to, among other things, control costs and to provide reliable and adequate capacity, the Company is planning to build a factory in China to replace the current leased facility. The overall cost of the factory is expected to be in the magnitude of $10,000 to $12,000 and should be constructed over the next two years. On March 1, 2006, the Company entered into a definitive 50 year lease agreement for land in Shenzhen, Guang Dong Province, China for a total cost of approximately $530. The Company plans to finance the new facility through a combination of sources, including cash generated from operations and through additional borrowings.

Please refer to Item 1 Business in this Report on Form 10-K for additional details regarding the basis of the trends described above.

Establishment of Offshore Holding Companies. In the quarter ended June 30, 2004, the Company reorganized its Asian operations under an offshore holding company, Kenabell Holding Limited, a British Virgin Island Company (“Kenabell Holding BVI”). As part of the reorganization, a new entity was formed under Kenabell Holding BVI in the Cayman Islands, Measurement Limited (“ML”). A significant portion of the Consumer business in Asia was transferred into ML Cayman during the quarter ended June 30, 2004. These holding companies were formed as part of a foreign tax planning restructuring, and to facilitate the sale of assets of our Consumer Products business. Accordingly, the gain on sale of the Consumer business was effectively not taxed, since Kenabell Holdings BVI did not conduct business directly in Hong Kong.

MSI Sensors (Asia) Limited (formerly named Measurement Limited, organized in Hong Kong) owns all of the shares of MSI Sensors (China) Ltd. (formerly named Jingliang Electronics (Shenzhen) Co. Ltd, organized in the Peoples Republic of China). Kenabell Holding BVI owns all of the shares of MSI Sensors (Asia) Limited and ML Cayman was subsequently sold to Fervent Group Limited effective December 1, 2005.

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

CHANGES IN OUR BUSINESS

DISCONTINUED OPERATIONS:

Effective December 1, 2005, we completed the sale of the Consumer segment to Fervent Group Limited (FGL), whereby we sold our Consumer Product segment, including its Cayman Island subsidiary, ML. FGL is a company controlled by the owners of River Display Limited (RDL), our long time partner and primary supplier of consumer products in Shenzhen, China. Accordingly, the related financial statements for the Consumer segment are reported as discontinued operations.

We placed our United Kingdom subsidiary, Measurement Specialties UK Limited (referred to herein as “Schaevitz® UK”), into receivership on June 5, 2002 pursuant to the terms of a Mortgage Debenture dated February 28, 2001. Certain assets of Schaevitz® UK related to the foil strain gauge sensor business were reacquired during 2005 in the acquisition of Polaron Components, LTD. As a result of placing Schaevitz UK into receivership and selling Terraillon, these entities have been classified as discontinued operations in the consolidated financial results for 2004.

Accordingly, all comparisons in Management’s Discussion and Analysis for consolidated statement of operations and consolidated statements of cash flows for each of the fiscal years ended March 31, 2006, 2005 and 2004, and consolidated balance sheets as of March 31, 2006 and 2005, exclude the results of these discontinued operations except as otherwise noted.

SALE OF ASSETS:

On January 30, 2004, Conair Corporation purchased certain assets of our Thinner® branded bathroom and kitchen scale business. Assets sold to Conair included, among other things, the worldwide rights to the Thinner® brand name, exclusive rights to the Thinner® designs in North America, all inventories of finished scales, open customer purchase orders, and patents. The gain on the sale of the Thinner related assets are presented as discontinued operations since they relate to the Consumer business.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (‘FASB’) issued SFAS No. 123R (Revised 2004), Share-Based Payment. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, rather than disclosed in the footnotes to the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Under the effective date provisions included in SFAS No. 123R, registrants would have been required to implement the Statement’s requirements as of the beginning of the first interim or annual period beginning after June 15, 2005, or after December 15, 2005 for small business issuers. The new rule allows registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005, or December 15, 2005 for small business issuers. The Company will be required to apply SFAS No. 123R beginning with the quarter ending June 30, 2006. The adoption of SFAS No. 123R will have a material effect on its financial position and results of operations consistent with the pro-forma disclosures.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a ‘restatement.’ The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its financial position or results of operations.

In July 2005, the FASB issued an exposure draft of a proposed interpretation of SFAS No. 109, “Accounting for Income Taxes”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. Responses to this exposure draft are currently being evaluated by the FASB.

Recently Adopted Accounting Standards:

In December 2004, the FASB issued FASB Staff Position No. 109-1 (FSP 109-1), Application of SFAS No. 109, Accounting for Income Taxes, related to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP 109-1 is effective immediately. FSP 109-1 states that the tax deduction of qualified domestic production activities, which is provided by the American Jobs Creation Act of 2004 (the ‘Jobs Act), will be treated as a special deduction as described in SFAS No. 109. Consequently, the impact of the deduction, which is effective January 1, 2005, will be reported in the period in which the deduction is claimed on the Company’s income tax returns. The adoption of FSP 109-1 did not have a material effect on the Company’s financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-2 (FSP 109-2), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (Jobs Act). FSP 109-2 provides accounting and disclosure guidance related to the Jobs Act provision for the limited time 85% dividends received deduction on the repatriation of certain foreign earnings. Although adoption is effective immediately, FSP 109-2 states that a company is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. The Company has evaluated the impact of the repatriation provisions of the Jobs Act. Since the Company has elected not to repatriate, these provisions did not have a material impact on the Company’s financial statements. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or net deferred tax assets to reflect the repatriation provisions of the Jobs Act.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. The following accounting policies involve “critical accounting estimates” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.

REVENUE RECOGNITION:

Revenue is recognized when earned, which occurs when the following four conditions are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. Certain products may be sold with a provision allowing the customer to return a portion of products. The Company provides for allowances for returns based upon historical and estimated return rates. The amount of actual returns could differ from estimates. Changes in estimated returns would be accounted for in the period of change.

The Company utilizes manufacturing representatives as sales agents for certain of its products. Such representatives do not receive orders directly from customers, take title to or physical possession of products, or invoice customers. Accordingly, revenue is recognized upon shipment to the customer.

On January 30, 2004, Conair Corporation purchased certain assets of the Company’s Thinner® branded bathroom and kitchen scale business, including worldwide rights to the Thinner® brand name and exclusive rights to the Thinner® designs in North America. The Company has accounted for the sale of this business under the guidance of EITF 00-21. As a significant portion of the proceeds from the sale was in fact an up-front payment for future lost margins, the majority of the gain on sale has been deferred and was amortized into revenues in future periods over the estimated remaining lives for those products sold to Conair. (See Note 6 for a discussion of the sale of the business to Conair).

ACCOUNTS RECEIVABLE:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The majority of the Company’s accounts receivable is due from manufacturers of electronic, automotive, military and industrial products. Credit is extended based on an evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers net of allowances for doubtful accounts and other sales allowances. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company reviews its allowance for doubtful accounts quarterly. Actual uncollectible accounts could exceed the Company’s estimates and changes to its estimates will be accounted for in the period of change. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

INVENTORIES:

Inventories are valued at the lower of cost or market (‘LCM’). For purposes of analyzing the LCM, market is current replacement cost. Cost is determined on a standard cost basis which approximates historical cost. Market cannot exceed the net realizable value (i.e., estimated selling price in the ordinary course of business less reasonably predicted costs of completion and disposal) and market shall not be less than net realizable value reduced by an allowance for an approximately normal profit margin. In evaluating LCM, management also considers, if applicable, other factors as well, including known trends, market conditions, currency exchange rates and other such issues. If the utility of goods is impaired by damage, deterioration, obsolescence, changes in price levels or other causes, a loss shall be charged as cost of sales in the period which it occurs.

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

GOODWILL IMPAIRMENT:

Per SFAS No. 142, management assesses goodwill for impairment at the reporting unit level on an annual basis or more frequently under certain circumstances. Such circumstances include (i) significant adverse change in legal factors or in the business climate, (ii) an adverse action or assessment by a regulator, (iii) unanticipated competition, (iv) a loss of key personnel, (v) a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, and (vi) recognition of an impairment loss in a subsidiary that is a component of a reporting unit. Management must make assumptions regarding estimating the fair value of the company reporting units. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges would be included in general and administrative expenses in the Company’s statements of operations, and would result in reduced carrying amounts of the goodwill.

As of March 31, 2006, the Company has tested its goodwill for impairment under the provisions of Statement of Financial Accounting Standards (‘SFAS’) No. 142, and no impairment charges were deemed necessary. See Note 5 to the Consolidated Financial statements included in this Annual Report on Form 10-K for further discussion of the impact of SFAS No. 142 on the Company’s financial position and results of operations.

ACQUISITIONS:

In all acquisitions, the purchase price of the acquired business is allocated to the assets acquired and liabilities assumed at their fair values on the date of the acquisition. The fair values of these items are based upon management’s estimates. Certain of the acquired assets are intangible in nature, including customer relationships, patented and proprietary technology, covenants not to compete, trade names and order backlog. The excess purchase price over the amounts allocated to the assets is recorded as goodwill.

Purchased intangibles and goodwill are not deductible for tax purposes. However, purchase accounting requires the establishment of deferred tax liabilities on purchased intangibles (other than goodwill) that will be reflected as a tax benefit on our future statements of operations in proportion to and over the amortization period of the related intangible asset.

All such valuation methodologies, including the determination of subsequent amortization periods, involve significant judgments and estimates. Different assumptions and subsequent actual events could yield materially different results.

LONG LIVED ASSETS:

The Company accounts for the impairment of long-lived assets and purchased intangible assets subject to amortization in accordance with SFAS No. 144, ‘Accounting for the Impairment of Disposal of Long-Lived Assets’. Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets.

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

If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using a projected discounted cash flow method at the lowest level at which cash flows is identifiable. In the event impairment is indicated, fair value is determined using the discounted cash flow method, appraisal or other accepted techniques.

Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. Other factors could include, among other things, quoted market prices, or other valuation techniques considered appropriate based on the circumstances. If these estimates or related assumptions change in the future, an impairment charge may need to be recorded. Impairment charges would be included in our consolidated statements of operations, and would result in reduced carrying amounts of the related assets on our consolidated balance sheets.

FOREIGN CURRENCY TRANSLATION AND TRANSACTION:

The functional currency of the Company’s foreign operations is the applicable local currency. The foreign subsidiaries’ assets and liabilities are translated into United States dollars using exchange rates in effect at the balance sheet date and their operations are translated using the average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of other comprehensive income (loss). Accumulated comprehensive income (loss) consists of net earnings for the period and the cumulative impact of unrealized foreign currency translation adjustments.

The Company is subject to foreign exchange risk for foreign currency denominated transactions, such as receivables and payables. Foreign currency transaction gains and losses are recorded in other income and expenses in the Company’s consolidated statements of operations.

INCOME TAXES:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Realization of a deferred tax asset is dependent on generating future taxable income, which is reviewed annually. During the fiscal year ended March 31, 2002 the Company provided a valuation allowance against deferred tax assets since it believed at the time that enough uncertainty existed regarding the realizability of its deferred tax assets. The Company reversed this valuation allowance for the year ended March 31, 2004. The analysis of positive evidence supporting the conclusion that the valuation allowance was no longer applicable included the assessment of three key issues that principally lead to the allowance: Substantial operating losses, debt and pending litigation. The analysis supporting the reversal of the valuation allowance was straight-forward, as the positive evidence which could be objectively verified outweighed the negative evidence. Current and expected results of the Company, as well as taking into account the status of litigation at that time, indicated that the valuation allowance was not needed. The Company had fully executed a restructuring whereby the Company returned to profitability, as supported by the strong earnings during fiscal 2004, coupled with the elimination of debt, a forecast indicating the Company would generate more than enough taxable income to realize the deferred tax assets and the status of litigation, the Company reversed the valuation allowance for the deferred tax assets. (See Notes 13 and 16 to the Consolidated Financial Statements for a discussion regarding Income Taxes and the status of the Company’s litigation.) The Company annually evaluates positive and negative evidence in determining whether a valuation allowance on deferred tax assets is required. This evaluation is primarily based upon projected future earnings and various tax strategies.

Transfer pricing refers to the prices that one member of a group of related companies charges to another member of the group for goods, services, or the use of intellectual property. If two or more affiliated companies are located in different countries, the laws or regulations of each country generally will require that transfer prices be the same as those charged by unrelated companies dealing with each other at arm’s length. If one or more of the countries in which our affiliated companies are located believes that transfer prices were manipulated by our affiliate companies in a way that distorts the true taxable income of the companies, the laws of countries where our affiliated companies are located could require us to redetermine transfer prices and thereby reallocate the income of our affiliate companies in order to reflect these transfer prices. Any reallocation of income from one of our companies in a lower tax jurisdiction to an affiliated company in a higher tax jurisdiction would result in a higher overall tax liability to us. Moreover, if the country from which the income is being reallocated does not agree to the reallocation, the same income could be subject to taxation by both countries.

WARRANTY RESERVE:

The Company’s sensor products generally are marketed under warranties to end users of up to one year. Factors affecting the Company’s warranty liability include the number of products sold and historical and anticipated rates of claims and cost per claim. The Company provides for estimated product warranty obligations at the time of sale, based on its historical warranty claims experience and assumptions about future warranty claims. This estimate is susceptible to changes in the near term based on introductions of new products, product quality improvements and changes in end user application and/or behavior.

CONTINGENCIES AND LITIGATION:

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Such accruals are adjusted as further information develops or circumstances change.

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

STOCK BASED COMPENSATION:

The Company has two stock-based employee compensation plans, which are described more fully in Note 15. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. There was no employee compensation expense recognized in 2006, 2005 and 2004 as a result of options issued to employees. The effect on net income and earnings per share is presented on a pro-forma basis in Note 2(u), if the Company had applied the fair value recognition provisions of SFAS Statement 123, Accounting for Stock-Based Compensation, using the assumptions described in Note 15 to the Consolidated Financial Statements regarding stock-based employee plans. The proforma disclosures are sensitive to the expected life, volatility and discount rate model assumptions.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 2006 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2005
(in thousands, except percentages)

ANALYSIS OF CONSOLIDATED STATEMENT OF OPERATIONS

	2006	2005	Change	Percent Change
Net sales	$121,417	$92,268	$29,149	31.6%
Cost of goods sold	64,791	45,226	19,565	43.3
Gross profit	56,626	47,042	9,584	20.4
Operating expenses (income):
Selling, general and administrative	36,956	31,391	5,565	17.7
Research and development	2,567	2,130	437	20.5
Customer funded development	(448)	(268)	(180)	67.2
Amortization of acquired intangibles	1,767	774	993	128.3
Total operating expenses	40,842	34,027	6,815	20.0
Operating income	15,784	13,015	2,769	21.3
Interest expense, net	2,066	637	1,429	224.43
Other expense (income)	167	(90)	257	(285.6)
Income from continuing operations before income taxes	13,551	12,468	1,083	8.7
Income tax expense	3,224	2,688	536	19.9
Income from continuing operations	10,327	9,780	547	5.6
Discontinued operations:
Income from discontinued operations before income taxes - Consumer	6,695	6,608	87	1.3
Income taxes from discontinued operations	1,527	1,562	(35)	2.2
Income from discontinued operations, before gain	5,168	5,046	122	2.4
Gain on disposition of discontinued operations (net of income tax)	9,039	-	9,039	-
Income from discontinued operations	14,207	5,046	9,161	181.5
Net income	$24,534	$14,826	$9,708	65.5%

The consolidated financial statements for the fiscal years ended March 31, 2006 and 2005 include the results of the continuing operations of the Company. The Company sold the Consumer business effective December 1, 2005, and accordingly, the Consumer business is classified as discontinued operations in the consolidated financial results for all periods presented.

Net Sales. Sales increased $29,149 or 31.6% from $92,268 to $121,417. Excluding sales from fiscal 2005 and fiscal 2006 acquisitions of $18,078 and $34,789, respectively, sales increased $12,438, or 16.8%. The increase in net sales in the fiscal year ended March 31, 2006 is primarily the result of increased demand in our pressure, force, humidity, Piezo Film and traffic sensor product lines.   Contributing significantly to the growth of pressure and humidity lines is continued expansion of existing and new platforms in automotive and off-road vehicles.  The Company’s pressure products are also capturing increasing market share in medical applications.  Piezo Film growth is occurring in the consumer goods applications and in anti-tamper devices used in encryption security and in automatic teller machines (“ATMs”).

Overall, we expect sales to continue to grow based on our sales growth strategies with high volume sensor business, and organic growth with new and existing products, as well as the impact of Acquisitions.

Gross Margin. Overall, gross margin (gross profit as a percent of sales) decreased to 46.6% for the fiscal year ended March 31, 2006 from 51.0% for the fiscal year ended March 31, 2005. Gross margin as a percent of net sales for our base Sensor business (which excludes the effects of acquisitions in 2006 and 2005) decreased to 51.5% for the fiscal year ended March 31, 2006 from 53.4% for the fiscal year ended March 31, 2005. The decline in our overall margins and margins of our traditional Sensor business excluding Acquisitions is due to several factors, including a shift in sales to products with lower margins and reductions in pricing to secure a higher volume of business, as well as the impact of the appreciation of the Chinese RMB.

On an ongoing basis our gross margin for Sensors will fluctuate due to product mix, sales volume, raw material costs, foreign currency exchange rates and other such factors. The increases in costs should be partially offset by sales growth in OEM platforms for automotive and in medical applications, increased prices and improved supply chain dynamics. Overall, margins are expected to decrease slightly to approximate 44-45% next fiscal year.

Selling, General and Administrative. Selling, General and Administrative (“SG&A”) expenses increased $5,565 or 17.7% from $31,391 in fiscal 2005 to $36,956 in fiscal 2006. The increase in SG&A costs mainly reflect the impact of the Acquisitions and related integration costs, and additional sales and engineering staff to support higher sales. As a percentage of net sales, SG&A costs actually declined from 34.0% to 30.4%, reflecting net sales increasing at a higher rate than costs, improved leverage by consolidating operations, and various cost control measures, including lower employee profit sharing and lower professional fees. Last year’s professional fees were higher than normal primarily because of the costs associated with the initial implementation of Sarbanes-Oxley requirements.

Research and Development. Customer-funded development for the fiscal year ended March 31, 2006 increased to $448 compared to $268 for the fiscal year ended March 31, 2005. On a net basis, research and development costs increased $257. This increase was due to the higher costs in research and development spending due to our continued efforts to develop new products, improve existing products and the impact of Acquisitions.

Amortization of Acquired Intangibles. The $993 increase in amortization of acquired intangibles, which includes the amortization of customer relationships, patents, and trade-names, to $1,767 for the year ended March 31, 2006 directly relates to the Acquisitions and the timing of the Acquisitions. The amortization for 2006 represents a full year of amortization for the intangibles from the Acquisitions occurring in fiscal 2005, since the Acquisitions were effective at different dates throughout 2005. The prior year amortization does not represent a full twelve months of amortization.

Interest Expense, Net. The $1,429 increase in interest expense to $2,066 for the year ended March 31, 2006 is primarily attributed to the increase in average debt outstanding and an increase in interest rates. Overall, average borrowings during fiscal 2006 increased to $20,213 from $8,455 for fiscal 2005. Average interest rates increased to 9.45% from 7.26%. The increase in debt was due to the Acquisitions.

Other Expense/Income, Net.. Other Expense/Income fluctuated to an expense of $167 for the year ended March 31, 2006 from income of $90 the prior fiscal year. The fluctuation to an expense from income is mainly attributed to the foreign currency exchange loss of approximately $300 incurred during fiscal 2006, which was mainly due to the change in the Chinese RMB rate relative to the US dollar.

Income Taxes.  Our overall effective tax rate from continuing operations was approximately 23.8 percent during the year ended March 31, 2006. Excluding the impact of the adjustments noted below, our overall effective tax rate has decreased from approximately 21.6 percent last year to approximately 18.8 percent during the current year, due to the shift in earnings before taxes to jurisdictions with lower tax rates.

There was an adjustment of approximately $680 during 2006 that increased income tax expenses. This adjustment was the revaluation of the related U.S. net deferred tax assets based on a lower estimated effective U.S. tax rate. The lower overall U.S. effective tax rate was the result of a larger apportionment to a state with a lower tax rate, which was mainly due to centralizing the Company’s principal headquarters and much of the manufacturing operations in the U.S. to Hampton, Virginia from New Jersey. As a result of this change in apportionment, the effective tax rate in the United States has decreased from 40 percent to approximately 37 percent.

The shift in earnings can be attributed to, among other things, the changes in our business with the sale of the Consumer business and the impact of the acquisitions during the past two years, specifically with regard to the amortization of acquired intangibles and higher interest expense.

Due to, among other things, the volume of manufacturing in the U.S. and our net operating loss carry-forwards in the U.S., we do not expect the American Jobs Creation Act of 2004 to have an immediate or significant impact on our effective tax rates.

Discontinued Operations. The income from discontinued operations for the fiscal year ended March 31, 2006 consists of the gain from the sale of the Consumer business and the income from the Consumer business prior to the sale. Aside from this gain, income from discontinued operations was relatively flat year-over year, reflecting slightly higher income in fiscal 2006. The higher income in fiscal 2006 is the result of higher bathroom scale sales.

FISCAL YEAR ENDED MARCH 31, 2005 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2004
(in thousands, except percentages)

ANALYSIS OF CONSOLIDATED STATEMENT OF OPERATIONS:

	2005	2004	Change	Percent Change
Net sales	$92,268	$60,247	$32,021	53.1%
Cost of goods sold	45,226	26,746	18,480	69.1
Gross profit	47,042	33,501	13,541	40.4
Operating expenses (income):
Selling, general and administrative	31,391	24,747	6,644	26.8
Non-Cash Equity based Compensation	-	6,483	(6,483)	(100.0)
Litigation Expense	-	1,500	(1,500)	(100.0)
Research and development	2,130	2,085	45	2 .2
Customer funded development	(268)	(4)	(264)	6,600 .0
Amortization of acquired intangibles	774	30	744	2,480 .0
Restructuring costs	-	506	(506)	(100.0)
Total operating expenses	34,027	35,347	(1,320)	(3.7)
Operating income (loss)	13,015	(1,846)	14,861	(805.0)
Interest expense, net	637	323	314	97 .2
Other expense (income)	(90)	(142)	52	(36.6)
Income (loss) from continuing operations before income taxes	12,468	(2,027)	14,495	(715.1)
Income tax expense (benefit) from continuing operations	2,688	(15,621)	18,309	(117.2)
Income from continuing operations	9,780	13,594	(3,814)	(28.1)
Discontinued operations (Note 8):
Income from discontinued operations before income taxes - Consumer	6,608	11,139	(4,531)	(40.7)
Income from discontinued operations before income taxes - Schavitz UK	-	212	(212)	(100.0)
Income taxes from discontinued operations	1,562	3,359	(1,797)	(53.5)
Income from discontinued operations	5,046	7,992	(2,946)	(36.9)
Net Income	14,826	21,586	(6,760)	(31.3)%

The consolidated financial statements for the fiscal years ended March 31, 2005 and 2004 include the results of the continuing operations of the Company. The Company sold the Consumer business effective December 1, 2005, and we placed Schaevitz UK into receivership in June 2002. Accordingly, the Consumer and Schaevitz UK businesses are classified as discontinued operations in the consolidated financial results for all periods presented.

Net Sales. Sales increased $32,021 from $60,247 for fiscal 2004 to $92,268 for fiscal 2005. Excluding sales from fiscal 2005 Acquisitions of $18,078, sales increased $13,943, or 23.1%. The increase in net sales for our base Sensor business in the fiscal year ended March 31, 2005 was primarily a result of increased demand in our pressure, liquid level and traffic sensor products. The significant contributor to the increase in net sales for these lines is the expanded demand for the automotive sector with many new platforms adopting our sensor technology which resulted in strong growth for this market segment. Strong organic growth was also realized in our acceleration, pressure, security and tilt products in the industrial, high purity, off-road vehicle test and measurement and commercial market segments. Approximately $17,100, or 94.5%, of the sales from recent acquisitions are attributable to Elekon, Entran, and Humirel.

Gross Margin. Gross margin as a percent of net sales for our base Sensor business (which excludes the effects of Acquisitions) decreased slightly to 53.4% for the fiscal year ended March 31, 2005 from 54.2% for the fiscal year ended March 31, 2004. This change is due to the increase in sales of automotive sensors, which carries a lower gross margin than our average sensor business. Also contributing to the margin decline is higher commodity costs in our core sensor lines. Including acquisition sales, gross margin as a percent of sales for our Sensor business decreased from 55.6% to 51.0%. Elekon represents 36.5% of the acquired sales, and carries a substantially lower gross margin than our base sensor business.

Selling, General and Administrative. Selling, General and Administrative (“SG&A”) expenses increased from $24,747 in fiscal 2004 to $31,391 in fiscal 2005. Excluding SG&A expenses specifically associated with the acquired companies, SG&A expenses decreased to $24,741, which is flat with the prior year. Lower expenses for employee profit sharing of $1,855 were offset by increased professional fees of $655, primarily associated with the implementation of Sarbanes-Oxley requirements, the write-off of certain deferred financing costs from early loan termination fees associated with the debt refinancing of $225, and severance costs of a former executive of $210 recorded in the quarter ended December 31, 2004.

Litigation Expense. During the fiscal year ended March 31, 2005, there were no litigation expenses. The Company settled the SEC Investigation and the Class Action lawsuit during fiscal 2005, but for amounts which had been accrued during the prior fiscal year. We recorded a net charge of $1,500 during the fiscal year ended March 31, 2004 relating to the SEC investigation, class action lawsuit, and the Hibernia Capital Partners litigation. This net charge represented the combination of a $1,000 charge relating to the SEC investigation, an additional $1,100 charge relating to the class action lawsuit, which was partially offset by the reversal of $600 from the prior accrual upon the favorable settlement of the Hibernia lawsuit.

Non-Cash Equity Based Compensation. During the fiscal year ended March 31, 2004, we recorded in operating expenses a non-cash equity based compensation charge of $6,483, or $.46 per share diluted, for the vesting of the warrants issued to Four Corners Capital Partners LP, a limited partnership of which Mr. Guidone is a principal. There was no additional charge resulting from these warrants issued to Four Corners as all the warrants vested in the fiscal year ended March 31, 2004.

Research and Development. Customer-funded development for the fiscal year ended March 31, 2005 increased to $268 compared to $4 for the fiscal year ended March 31, 2004. On a net basis, research and development costs decreased $219. This decrease was due to the increase in customer funded development and little change in research and development spending.

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

Income Taxes. The income tax benefit realized during fiscal year 2004 was due to the reversal of the $15.4 million valuation allowance for deferred tax assets, and the income tax expense incurred during fiscal year 2005 does not reflect any such adjustments. The current year tax rate of approximately 21.6 percent is lower than the prior year effective rate of approximately 25.9 percent, after taking into account the impact of the reversal of the valuation allowance. The decrease in the effective tax rate as compared to last year is mainly due to three factors: (i) a larger portion of income allocated to jurisdictions with lower tax rates, (ii) the recordation of deferred tax assets associated with certain temporary or timing differences for inventory reserves and depreciation, and (iii) the amortization of deferred tax liabilities relating to a number of the acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (accounts receivable plus inventory less accounts payable) increased by $6,864 from $26,279 as of March 31, 2005 to $33,143 as of March 31, 2006. The increase was attributable to an increase in accounts receivable of $3,321 from $16,060 at March 31, 2005 to $19,381 at March 31, 2006, and an increase in inventory of $7,821 from $17,278 at March 31, 2005 to $25,099 at March 31, 2006, which was partially offset by an increase in accounts payable of $4,278 from $7,059 at March 31, 2005 to $11,337 at March 31, 2006. The $6,864 increase in operating working capital is partially attributed to the $2,604 of net operating working capital from the acquisition of HL Planar and ATEX. The increase in trade accounts receivable is mainly due to higher sales, and the number of days receivable ratio (net trade account receivables divided by net sales times 365 days) improved from 63.5 days at March 31, 2005 to 58.3 days at March 31, 2006. The increase in inventory is primarily due to higher sales, as well as our continued efforts to reposition and establish inventory buffers in order to reduce manufacturing lead times. We anticipate improving inventory turnover to historical levels.

Cash provided from operating activities increased $6,256 to $11,726 for the fiscal year ended March 31, 2006, as compared to $5,470 provided for the fiscal year ended March 31, 2005. The increase in cash provided by operations reflects the $2,469 increase in depreciation and amortization and the $1,640 increase in the provision for inventory obsolescence. The increase in depreciation and amortization primarily reflects the added depreciation and amortization associated with Acquisitions. The increase in inventory obsolescence relates to changes in technology and designs for medical and other product lines. Also contributing to the increase in cash provided by operations is the increase in accrued expenses and other liabilities, which increased mainly due to certain capital lease liabilities.

Investing activities included cash payments, net of cash acquired, of $6,824 for the acquisition of HL Planar and ATEX, as well as adjustments to finalize purchase accounting for 2005 Acquisitions. Capital spending increased to $8,011 for the fiscal year ended March 31, 2006 from $3,681 for the fiscal year ended March 31, 2005. Approximately $3,500 of the capital spending in 2006 is attributable to investment in revenue generating projects at our Shenzhen, China facility and the initial costs capitalized for the planned construction of a new facility in China. Excluding the new manufacturing facility in China, capital spending is expected to be in the range of $6,000 to $7,000 for the fiscal year ended March 31, 2007.

Financing activities for the fiscal year ended March 31, 2006 used $1,605, as compared to providing $22,100 the prior year. The prior year was higher than normal mainly because of proceeds from financing for the acquisitions. The current year financing activities primarily reflects the servicing of debt and payment of deferred acquisition payments. The acquisitions during 2006 were not funded from new or expanded credit facilities.

Net cash provided by discontinued operations increased by $4,453 to $9,409 from $4,956. The overall increase reflects the proceeds from the sale of the Consumer business. As part of the sale of the Consumer business, the Company has a promissory note receivable, and at March 31, 2006, the balance of the note receivable was $3,297.

Revolving Credit Facility:

Revolving Credit Facility. On December 17, 2004, the Company entered into a new, $35,000 five-year credit agreement with GE Commercial Finance, Commercial & Industrial Finance (‘GE’), comprised of a $20,000 term loan and $15,000 revolving credit facility. JP Morgan Chase Bank, N.A. and Wachovia Bank, National Association participated in the syndication. Interest accrues on the principal amount of borrowings at a rate based on either a London Inter-bank Offered Rate (LIBOR) rate plus a LIBOR margin or at an Index (a prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at the election of the borrower. From the closing date to the second anniversary date of the closing, the applicable LIBOR and Index Margins are 4.50% and 2.75%, respectively, and from the second anniversary, the applicable LIBOR and Index Margins are 4.25% and 2.50%, respectively, subject to a 2% increase upon the occurrence of an event of default under the credit agreement. The term loan is payable in twenty installments beginning on March 1, 2005 through December 17, 2009. Proceeds from the new credit facility were primarily used to support the acquisition of Humirel (See Note 5 to the Consolidated Financial Statements), ordinary working capital and general corporate needs and replaced the $15,000 revolving credit facility with Bank of America Business Capital (formerly Fleet Capital Corporation). The Company has provided a security interest in substantially all of the Company’s assets as collateral for the new credit facilities. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, and other related items, with the most restricted covenant being limitations on annual capital expenditures. The revolving credit facility is not directly based on any borrowing base requirements. At March 31, 2006, the Company was in compliance with financial debt covenants.

As of March 31, 2006, the Company utilized the prime based Index Rate, and the interest rate applicable to borrowings under the revolving credit facility was 10.50%. As of March 31, 2006, the outstanding borrowings on the term loan and revolver, which is included in short-term debt, were $17,500 and $3,500, respectively, and the Company had the right to borrow an additional $11,500 under the revolving credit facility. The weighted average amount of borrowings and weighted average interest rate for the term loan during the twelve months ended March 31, 2006 were $20,213 and 9.45%, respectively. The weighted average amount of borrowings and weighted average interest rate for the revolver during the twelve months ended March 31, 2005 were $8,455 and 7.26%, respectively. Commitment fees on the unused balance were equal to .5% per annum of the average amount of unused balances and commitment fees paid during the years ended March 31, 2006 and 2005 were $69 and $20, respectively.

On April 3, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Facility”) with GE, which, among other things, expanded the credit facility to $75 million (See Note 19) and lowered the applicable margin. The term portion of the Amended Credit Facility totaled $20,000, and the revolver totaled $55,000 with LIBOR and Index Margin of 2.75% and 1%, respectively, subject to an increase upon changes in financial ratios. The term loan is payable in nineteen quarterly installments beginning June 1, 2006 through March 1, 2011. The proceeds from the Amended Credit Facility were used primarily to support the acquisitions of BataTherm and YSI Temperature. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, and other related items, with the most restricted covenant being limitations on annual capital expenditures. The revolving credit facility is not directly based on any borrowing base requirements. The Company has provided a security interest in substantially all of the Company’s assets as collateral for these credit facilities.

Promissory Notes. In connection with the acquisition of Elekon Industries USA, Inc. (See Note 7), the Company issued unsecured Promissory Notes (the Notes) totaling $3,000, of which $1,100 and $2,300 was outstanding at March 31, 2006 and 2005, respectively. At March 31, 2006 and 2005, $1,000 and $1,200, respectively, were considered current. The Notes amortize over a period of three years, are payable quarterly and bear interest at 6%.

Other Short-Term Debt. In connection with the acquisition of Entran, Humirel, HLP, and ATEX the Company assumed outstanding short-term borrowings. At March 31, 2006 and 2005, $277 and $685 respectively, of this assumed short-term borrowing remains outstanding and is included in short-term debt in the accompanying condensed consolidated balance sheet.

Liquidity. At June 5, 2006, we had approximately $9,729 of available cash and $3,590 of borrowing capacity under our amended revolving credit facility. This amount includes cash balances of $4,553 in China which are subject to certain restrictions to another country because of currency control regulations, and the increased borrowing capacity resulting from the Acquisitions.

OTHER COMPREHENSIVE INCOME

Comprehensive income consists of net earnings for the period and the cumulative impact of unrealized foreign currency translation adjustments. The increase in other comprehensive income from the changes in the exchange rates is primarily due to the changes in the value of the US dollar relative to the Euro and RMB.

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

INFLATION

We compete on the basis of product design, features, and value. Accordingly, our revenues generally have kept pace with inflation, notwithstanding that inflation in the countries where our subsidiaries are located has been consistently higher than inflation in the United States. Increases in labor costs have not had a significant impact on our business because most of our employees are in China, where prevailing labor costs are low. However, we have experienced some significant increases in materials costs, and as a result, we have suffered a decline in margin.

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

AGGREGATE CONTRACTUAL OBLIGATIONS

As of March 31, 2006, the Company’s contractual obligations, including payments due by period, are as follows:

Contractual Obligations

	Payment due by period
	2007	2008	2009	2010	2011	Thereafter	Total
Long-Term Debt Obligations	$3,553	$2,683	$2,460	$11,635	$75	$41	$20,447
Interest Obligation on Long-term Debt	1,640	1,435	1,230	1,025	-	-	5,330
Capital Lease Obligations	606	832	671	586	91	-	2,786
Operating Lease Obligations*	3,242	2,474	2,268	2,022	1,366	1,939	13,311
Contingent consideration provision	3,517	-	-	-	-	-	3,517
Deferred Acquisition Payments	3,972	-	-	-	-	-	3,972
Short-term Debt	3,777	-	-	-	-	-	3,777
Total	$20,307	$7,424	$6,629	$15,268	$1,532	$1,980	$53,140

* Operating lease obligations are not reduced for annual sublease rentals of approximately $150.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a certain level of foreign currency exchange risk.

Most of our revenues are priced in United States dollars. Most of our costs and expenses are priced in United States dollars, with the remaining priced in Chinese renminbi (“RMB”), Euros and Hong Kong dollars. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the sales out of the United States dollar compared with that of our foreign customers’ currencies. United States sales were $68,704, $64,772, and $44,045 or 56.6%, 70.2%, and 73.1% of net sales, for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. Sales from our foreign facilities were $52,713, $27,496, and $16,202 or 43.4%, 29.8%, and 26.9% of net sales, for the fiscal years ended March 31, 2006, 2005, and 2004, respectively. We are exposed to foreign currency transaction and translation losses, which might result from adverse fluctuations in the value of the Euro, Hong Kong dollar and Chinese renminbi.

At March 31, 2006, 2005, and 2004 we had net assets of $46,956, $48,009, and $38,648, respectively, in the United States. At March 31, 2006, 2005, and 2004 we had net assets of $18,503, $10,455, and $7,330, respectively, in China subject to fluctuations in the value of the Chinese renminbi against the United States dollar. At March 31, 2006, 2005, and 2004 we had net assets of $30,269, $9,503, and $4,836, respectively, in Hong Kong subject to fluctuations in the value of the Hong Kong dollar against the United States dollar. At March 31, 2006, 2005, and 2004 we had net assets (liabilities) of $(231), $49, and $0 respectively, in Europe, subject to fluctuations in the value of the Euro against the United States dollar.

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

On July 21, 2005, the RMB increased in value by approximately 2.1% as compared to the U.S. dollar, and during the remainder of calendar 2005, the RMB appreciated by an additional 0.57%. The Chinese government announced that it will no longer peg the RMB to the US dollar, but established a currency policy letting the RMB trade in a narrow band against a basket of currencies. Based on our net exposure of renminbi to U.S. dollars for the fiscal year ended March 31, 2006 and forecast information for fiscal 2007, we estimate a negative operating income impact of approximately $210 for every 1% appreciation in RMB against the U.S. dollar (assuming no associated cost increases or currency hedging). We continue to consider various alternatives to hedge this exposure, and have considered, but do not currently use, foreign currency contracts as a hedging strategy. We are attempting to manage this exposure through, among other things, pricing and monitoring balance sheet exposures for payables and receivables.

Based on the net exposures of Euros to the US dollars for the fiscal year ended March 31, 2006, we estimate a positive operating income impact of $80 for every 1% appreciation in Euros relative to the US dollar (assuming no associated costs increases or currency hedging).

The Company has a number of foreign currency exchange contracts in Europe. These currency contracts have a total notional amount of $7,300 with exercise dates through February 2007 at an average exchange rate of $1.24 (Euro to US dollar conversion rate). Since these derivatives are not designated as cash-flow hedges under FASB 133, changes in their fair value are recorded in earnings, not in other comprehensive income. As of March 31, 2006 and 2005, the fair value of these contracts was liability of $59 and $7, respectively.

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

Under our revolving credit facility we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility accrues at a rate based on either a London Inter-bank Offered Rate (LIBOR) rate plus a LIBOR margin or at an Indexed (prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at our election. Our results will be adversely affected by any increase in interest rates. For example, based on the $17,500 of total debt outstanding under this facility at March 31, 2006, an annual interest rate increase of 100 basis points would increase interest expense and decrease our are pre tax profitability by $175. We do not hedge this interest rate exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are listed below in Item 15: Exhibits, Financial Statement Schedules and are filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Measurement Specialties, Inc.’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weakness described below in Management’s Annual Report on Internal Control Over Financial Reporting.

(b) MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Measurement Specialties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management identified, as of March 31, 2006, the following material weakness in our internal control over financial reporting:

The Company did not maintain adequate policies and procedures over the accounting for income taxes. Specifically, the Company’s policies and procedures did not adequately provide for (i) the documentation and management review of tax exposure items, (ii) the preparation and management review of income tax reconciliations and (iii) timely management review of information provided to and received from the outsourced tax provider. These deficiencies resulted in errors in the deferred tax asset, deferred tax liability, income taxes payable and income tax expense accounts in the 2006 annual and interim consolidated financial statements. These errors were corrected prior to the issuance of the 2006 annual consolidated financial statements.

Based on the material weaknesses identified above, management concluded that our internal control over financial reporting was not effective as of March 31, 2006.

The Company acquired HL Planartechnik GmbH (HLP) and Assistance Technique Experimentale (ATEX) during the year ended March 31, 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, HLP’s and ATEX’s internal control over financial reporting associated with approximately $3,946 in net sales and $19,825 in total assets, included in the Company’s consolidated financial statements as of and for the year ended March 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears below and under Item 15 of this Annual Report on Form 10-K.

(c) REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Measurement Specialties, Inc.:

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(b)), that Measurement Specialties, Inc. (the Company) did not maintain effective internal control over financial reporting as of March 31, 2006, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Measurement Specialties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment as of March 31, 2006:

The Company did not maintain adequate policies and procedures over the accounting for income taxes. Specifically, the Company’s policies and procedures did not adequately provide for (i) the documentation and management review of tax exposure items, (ii) the preparation and management review of income tax reconciliations and (iii) timely management review of information provided to and received from the outsourced tax provider. These deficiencies resulted in errors in the deferred tax asset, deferred tax liability, income taxes payable and income tax expense accounts in the 2006 annual and interim consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Measurement Specialties, Inc. and subsidiaries as of March 31, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year ended March 31, 2006. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated June 17, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that Measurement Specialties, Inc. did not maintain effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Measurement Specialties, Inc. has not maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired HL Planartechnik GmbH (HLP) and Assistance Technique Experimentale (ATEX) during the year ended March 31, 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, HLP’s and ATEX’s internal control over financial reporting associated with approximately $3,946 in net sales and $19,825 in total assets, included in the Company’s consolidated financial statements as of and for the year ended March 31, 2006. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of HLP and ATEX.

/s/ KPMG LLP

Norfolk, Virginia
June 17, 2006

(d) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for that related to the acquisitions of HLP and Atex, which management continues to implement internal controls in the integration process.

Subsequent to March 31, 2006, the Company will develop certain remediation plans to address the identified material weakness in our internal control over financial reporting noted above in Management’s Annual Report on Internal Control Over Financial Reporting. These remedial actions include:

•
The Company will develop and implement effective controls over the process of reviewing tax exposure items. These controls will include monitoring current exposures and formalizing a proactive process for identifying, evaluating and documenting potential tax exposures, in close association with our outsourced tax provider;

•
The Company will implement a clearly defined process concerning the timing, preparation and review of the information, including related income tax reconciliations, provided to and from our outsourced tax provider.

Notwithstanding the existence of the material weakness noted above, management believes that the accompanying consolidated financial statements fairly present, in all material respects, the financial condition, results of operations and cash flows for the fiscal years presented in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Apart from certain information concerning our Code of Conduct which is set forth below, other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 13, 2006, including the information set forth under the captions “Election of Directors”, “Committees of the Board of Directors”, and “Executive Officers”, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2006.

We have a Code of Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. You can find our Code of Conduct on our website by going to the following address: www.meas-spec.com. Also on our website we will post any amendments to the Code of Conduct, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or The Nasdaq National Market, on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 13, 2006, including the information set forth under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation”, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of March 31, 2006:

EQUITY COMPENSATION PLAN INFORMATION

For the Year Ended March 31, 2006:

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SHARES REMAINING FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN(A))
EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS

EQUITY COMPENSATION PLANS
NOT APPROVED BY SECURITY
HOLDERS	1,471,864	$17.45	140,303
TOTAL	1,471,864	$17.45	140,303

The other information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 13, 2006, including the information set forth under the caption “Beneficial Ownership of Measurement Specialties Common Stock.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 13, 2006, including the information set forth under the caption “Executive Agreements and Related Transactions”, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 13, 2006, including the information set forth under the caption “Fees Paid to Our Independent Auditors”, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2006.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  The following consolidated financial statements and schedules are filed at the end of this report, beginning on page F-l. Other schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b)  See Exhibit Index following this Annual Report on Form 10-K.

DOCUMENT	PAGES
Consolidated Statements of Operations for the Years Ended
March 31, 2006, 2005 and 2004	F-1
Consolidated Balance Sheets as of March 31, 2006 and 2005	F-2 to F-3
Consolidated Statements of Shareholders’ Equity for the Years
March 31, 2006, 2005 and 2004	F-4
Consolidated Statements of Cash Flows for the Years Ended	F-5 to F-6
March 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements	F-7
Schedule II -Valuation and Qualifying Accounts, for the Years
Ended March 31, 2006, 2005 and 2004	S-1

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEASUREMENT SPECIALTIES, INC.

By: /s/ FRANK GUIDONE

Frank Guidone
Chief Executive Officer
Date: June 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Guidone	President, Chief Executive Officer and	June 19, 2006
Frank Guidone	Director (Principal Executive Officer)

/s/ John P. Hopkins	Chief Financial Officer (Principal Financial	June 19, 2006
John P. Hopkins	Officer and Principal Accounting Officer)

/s/ Morton L. Topfer	Chairman of the Board	June 19, 2006
Morton L. Topfer

/s/ John D. Arnold	Director	June 19, 2006
John D. Arnold

/s/ Satish Rishi	Director	June 19, 2006
Satish Rishi

/s/ R. Barry Uber	Director	June 19, 2006
R. Barry Uber

EXHIBIT INDEX

EXHIBIT INDEX

NUMBER	DESCRIPTION

3.1#	Second Restated Certificate of Incorporation of Measurement Specialties, Inc.

3.2##	Bylaws of Measurement Specialties, Inc.

4.1###	Specimen Certificate for shares of common stock of Measurement Specialties, Inc.

10.1###	Measurement Specialties, Inc. 1995 Stock Option Plan

10.2*	Measurement Specialties, Inc. 1998 Stock Option Plan.

10.3**	Measurement Specialties, inc. 2003 Stock Option Plan

10.4##	Lease dated August 4, 2000 between Kelsey-Hayes Company and Measurement Specialties, Inc. for property in Hampton, Virginia

10.5##	First Amendment dated February 1, 2001 to Lease between Kelsey-Hayes Company and Measurement Specialties, Inc. for property in Hampton, Virginia

10.6##	Lease Agreement dated May 20, 1986 between Semex, Inc. and Pennwalt Corporation and all amendments for property in Valley Forge, Pennsylvania

10.7##	Lease Agreement dated January 10, 1986 between Creekside Industrial Associates and I.C. Sensors and all amendments for property in Milpitas, California

10.8##	Lease Agreements for property in Shenzhen, China

10.9####	Agreement of Lease, commencing October 1, 2002, between Liberty Property Limited Partnership and Measurement Specialties, Inc.

10.10####	Sublease Agreement, dated August 1, 2002, between Quicksil, Inc. and Measurement Specialties, Inc.

10.11***	Share Purchase and Transfer Agreement dated November 30, 2005 by and among the Sellers and MWS Sensorik GmbH

10.12 ***	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Measurement Ltd. by and between Fervent Group Limited and Kenabell Holding Limited

10.13****	Agreement of Purchase and Sale dated April 3, 2006 by and between Measurement Specialties, Inc. and YSI Incorporated

10.14****	Agreement for the purchase of the entire issued share capital of BetaTHERM Group Ltd. dated April 3, 2006 by and among the parties Named in the First Schedule thereto and Measurement Specialties, Inc.

10.15****
Amended and Restated Credit Agreement dated April 3, 2006 by and among Measurement Specialties, Inc., the other US Credit Parties signatory thereto, Wachovia Bank, National Association, JPMorgan Chase Bank, N.A. and General Electric Capital Corporation

21.1	Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on February 3, 1998 and incorporated herein by reference.

##	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on July 5, 2001 and incorporated herein by reference.

###	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 (File No. 333-57928) and incorporated herein by reference.

####	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on October 29, 2002 and incorporated herein by reference.

*	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on August 18, 1998 and incorporated herein by reference.

**	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on July 29, 2003 and incorporated herein by reference.

***	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Repost on Form 10-Q filed on February 9, 2006 and incorporated herein by reference.

****	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on April 6, 2006 and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Measurement Specialties, Inc.:

We have audited the accompanying consolidated balance sheet of Measurement Specialties, Inc. and subsidiaries as of March 31, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year ended March 31, 2006. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II for the year ended March 31, 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Measurement Specialties, Inc. and subsidiaries as of March 31, 2006, and the results of their operations and their cash flows for the year ended March 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Measurement Specialties, Inc.’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 17, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Norfolk, Virginia
June 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
MEASUREMENT SPECIALTIES INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Measurement Specialties, Inc.. and Subsidiaries as of March 31, 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the two years in the period ended March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Measurement Specialties, Inc. and Subsidiaries as of March 31, 2005 and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 6, the accompanying consolidated financial statements as of and for the two year period ended March 31, 2005 have been restated. The effect of the restatement is disclosed in Note 6.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II - Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

New York, New York
June 10, 2005 (except with respect to the matters described in
Note 6 as to which the date is June 14, 2006)

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)	For the Year ended March 31,
	2006	2005	2004
Net Sales	$121,417	$92,268	$60,247
Cost of goods sold	64,791	45,226	26,746
Gross profit	56,626	47,042	33,501
Operating expenses (income):
Selling, general and administrative	36,956	31,391	24,747
Non-cash equity based compensation	-	-	6,483
Litigation expense	-	-	1,500
Research and development	2,567	2,130	2,085
Customer funded development	(448)	(268)	(4)
Amortization of acquired intangibles	1,767	774	30
Restructuring costs	-	-	506
Total operating expenses	40,842	34,027	35,347
Operating income (loss)	15,784	13,015	(1,846)
Interest expense, net	2,066	637	323
Other expense (income)	167	(90)	(142)
Income (loss) from continuing operations before income taxes	13,551	12,468	(2,027)
Provision (benefit) for income taxes from continuing operations	3,224	2,688	(15,621)
Income from continuing operations	10,327	9,780	13,594
Discontinued operations (Note 6):
Income from discontinued operations - Consumer	6,695	6,608	11,139
Income from discontinued operations - Schaevitz UK	-	-	212
Income taxes from discontinued operations	1,527	1,562	3,359
Income from discontinued operations	5,168	5,046	7,992
Gain on disposition of discontinued operations (net of income tax)	9,039	-	-
Income from discontinued operations	14,207	5,046	7,992
Net income	$24,534	$14,826	$21,586
Earnings per share information:
Net income per common share - Basic:
Income from continuing operations	$0.75	$0.73	$1.10
Income from discontinued operations	0.38	0.38	0.65
Gain on disposition of discontinued operations (net of income tax)	0.66	-	-
Net income per common share - Basic	$1.79	$1.11	$$1.75
Net income per common share - Diluted:
Income from continuing operations	$0.72	$0.69	$$0.97
Income from discontinued operations	0.36	0.36	0.57
Gain on disposition of discontinued operations	0.63	-	-
Net income per common share - Diluted	$1.71	$1.05	$1.54
Weighted average shares outstanding - Basic	13,704	13,392	12,333
Weighted average shares outstanding - Diluted	14,356	14,095	13,997

See accompanying notes to the consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	March 31,
(Dollars in thousands)	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$9,166	$4,402
Accounts receivable, trade, net of allowance for
doubtful accounts of $447 and $244, respectively	19,381	16,060
Inventories, net	25,099	17,278
Deferred income taxes	1,510	4,227
Prepaid expenses and other current assets	1,821	2,521
Other receivables	3,409	205
Current portion of promissory note receivable	1,900	-
Current assets of discontinued operations	1,111	7,673
Total current assets	63,397	52,366
Property and equipment, net	22,086	12,689
Property and equipment of discontinued operations, net	-	2,235
Goodwill	41,848	40,010
Acquired intangible assets, net	11,250	10,583
Deferred income taxes	10,785	5,685
Promissory note receivable, net of current portion	1,397	-
Other assets	1,542	924
Other assets of discontinued operations	119	1,512
	89,027	73,638
Total Assets	$152,424	$126,004

See accompanying notes to the consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	March 31,
(Dollars in thousands)	2006	2005
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of promissory notes payable	$1,000	$1,200
Current portion of deferred acquisition payments	3,972	1,720
Short-term debt	3,777	2,085
Current portion of long-term debt	2,553	2,310
Accounts payable	11,337	7,059
Accrued expenses	2,190	1,310
Accrued compensation	3,116	2,189
Income taxes payable	789	815
Current portion of capital lease obligation	606	264
Other current liabilities	1,731	1,540
Current liabilities of discontinued operations (Note 6)	1,266	11,063
Total current liabilities	32,337	31,555

Promissory notes payable, net of current portion	100	1,100
Long-term debt, net of current portion	16,794	18,928
Deferred acquisition payments, net of current portion	-	4,069
Contingent consideration provision (Note 5)	3,517	-
Capital lease obligation, net of current portion	2,180	381
Other liabilities	1,999	544
Other liabilities of discontinued operations (Note 6)	-	1,411
Total liabilities	56,927	57,988
Commitments and contingencies
Shareholders' equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	-	-
Common stock, no par; 20,000,000 shares authorized; 13,970,033
and 13,257,084 shares issued and outstanding, respectively	-	-
Additional paid-in capital	66,371	61,787
Retained earnings	31,263	6,729
Accumulated other comprehensive loss	(2,137)	(500)
Total shareholders' equity	95,497	68,016
Total liabilities and shareholders' equity	$152,424	$126,004

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Shareholders' Equity and Comprehensive Income
For the years ended March 31, 2006, 2005 and 2004

(Dollars in thousands)	Additional paid-in capital	Retained Earnings Accum- ulated (Deficit)	Accumulated Other Comprehensive Loss	Total	Comprehensive Income
Balance, April 1, 2003	$48,699	$(29,683)	$(70)	$18,946
Comprehensive income:	-	-	-	-
Net income	-	21,586	-	21,586	$21,586
Currency translation adjustment	-	-	(4)	(4)	(4)
Comprehensive income					$21,582
Proceeds from the exercise of warrants issued for non-cash
equity based compensation	6,483	-	-	6,483
Accelerated options for Conair transaction	523	-	-	523
Proceeds from exercise of stock warrants	763	-	-	763
Proceeds from exercise of stock options	1,014	-	-	1,014
Tax benefit from exercise of stock options	367	-	-	367
Tax benefit from exercise of stock warrants	1,162	-	-	1,162
Balance, March 31, 2004	$59,011	$(8,097)	$(74)	$50,840
Comprehensive income:
Net income	-	14,826	-	14,826	$14,826
Currency translation adjustment	-	-	(426)	(426)	(426)
Comprehensive income					$14,400
Issuance of common stock for acquisition of Humirel S.A.	476	-	-	476
Proceeds from exercise of stock options	1,200	-	-	1,200
Tax benefit from exercise of stock options	1,100	-	-	1,100
Balance, March 31, 2005	$61,787	$6,729	$(500)	$68,016
Comprehensive income:
Net income	-	24,534	-	24,534	$24,534
Currency translation adjustment	-	-	(1,637)	(1,637)	(1,637)
Comprehensive income					$22,897
Options issued related to sale of Consumer	913	-	-	913
Proceeds from exercise of stock options	2,887	-	-	2,887
Tax benefit from exercise of stock options	784	-	-	784
Balance, March 31, 2006	$66,371	$31,263	$(2,137)	$95,497

See accompanying notes to the consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the year ended
(Dollars in thousands)	March 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$24,534	$14,826	$21,586
Income from discontinued operations - Consumer	5,168	5,046	6,356
Income from discontinued operations - Schaevitz UK	-	-	212
Gain on sale of Thinner line	-	-	1,424
Gain on sale of Consumer	9,039	-	-
Income from continuing operations	10,327	9,780	13,594
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,516	3,047	1,995
Provision for write-down of assets	-	-	310
Deferred rent	-	-	28
Loss on sale of assets	80	-	-
Provision for doubtful accounts	250	(70)	71
Provision for inventory obsolescence	1,561	(79)	-
Provision for warranty	32	(73)	19
Non-cash equity compensation	-	-	6,483
Deferred income taxes	2,096	3,162	-
Net change in operating assets and liabilities:
Accounts receivable, trade	(2,135)	(4,420)	(2,416)
Inventories	(7,642)	(5,905)	2,529
Prepaid expense, other current assets and other receivables	(876)	418	(13,946)
Other assets	227	65	(2,141)
Accounts payable, trade	(323)	3,947	(2,251)
Accrued expenses and other current liabilities	1,864	(1,683)	1,425
Accrued litigation expenses	-	(4,984)	(1,450)
Tax benefit on exercise of stock options and warrants	784	1,100	1,398
Income taxes payable	(35)	1,165	-
Net cash provided by operating activities from continuing operations	11,726	5,470	5,648
Cash flows from (used) in investing activities:
Purchases of property and equipment	(8,011)	(3,681)	(931)
Proceeds from sale of equipment	105	-	-
Acquisition of business, net of cash acquired	(6,824)	(43,691)	-
Net cash used in investing activities from continuing operations	(14,730)	(47,372)	(931)
Cash flows from financing activities:
Borrowing under secured note	-	-	3,000
Repayments under secured note	-	-	(5,000)
Borrowings under short-term debt and notes payable	12,500	14,095	-
Payments under short-term debt and notes payable	(11,621)	(12,695)	(3,260)
Payments on long-term debt	(3,629)	(500)	-
Payment of deferred acquisition costs	(1,742)	-	(25)
Proceeds from issuance of debt	-	20,000	-
Proceeds from exercise of options and warrants	2,887	1,200	1,777
Net cash provided by (used) in financing activities from continuing operations	(1,605)	22,100	(3,508)
Net cash provided by operating activities of discontinued operations	5,061	4,906	4,758
Net cash provided by investing activities of discontinued operations	4,348	50	10,618
Net cash provided by discontinued operations	9,409	4,956	15,376
Net change in cash and cash equivalents	4,800	(14,846)	16,585
Effect of exchange rate changes on cash	(36)	(26)	(5)
Cash, beginning of year	4,402	19,274	2,694
Cash, end of year	$9,166	$4,402	$19,274
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$(1,986)	$(529)	$(334)
Income taxes	(2,267)	(1,987)	(652)
Income taxes refunded	-	109	-
Noncash investing and financing transactions:
Promissory notes payable from acquisitions	-	3,000	-
Promissory notes receivable from sale of assets	3,800	-	-
Deferred acquisition payments	-	5,789	-
Contingent consideration provision	3,517	-	-
Financing receivable (Note 2g)	1,811	-	-
Liabilities sold	9,881
Issuance of stock in connection with acquisition	-	476	-
Issuance of stock options in connection with sale of Consumer	913	-	-

See accompanying notes to the consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
MARCH 31, 2006 and 2005
(Dollars in thousands, except per share amounts)

1. DESCRIPTION OF BUSINESS:

As more fully described below in Note 6, Measurement Specialties, Inc. (the ‘Company’) sold the Consumer business during the quarter ended December 31, 2005. As a result, assets, liabilities, results of operations and cash flows of the Consumer business have been presented as discontinued operations as of and for the periods presented. In addition, prior year amounts have been classified to conform with current year presentation. Except as otherwise noted, the descriptions of our business and results of operations contained in this report reflect only our continuing operations.

The Company is a global leader in designing and manufacturing sensors for original equipment manufacturers and end users. The Company has six primary manufacturing facilities strategically located in United States, China, France and Germany enabling the Company to produce and market world-wide a broad range of sensors that use advanced technologies to measure precise ranges of physical characteristics including pressure, position, force, vibration, humidity and photo-optics. These sensors are used for automotive, medical, consumer, military/aerospace and industrial applications. The Company’s sensor products include pressure and electromagnetic displacement sensors, transducers, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors and humidity sensors.

The Company sold its Consumer Products segment effective on December 1, 2005 (See Note 6). The Consumer Products segment designed and manufactured sensor-based consumer products, primarily as an original equipment manufacturer (OEM), that were sold to retailers and distributors in the United States and Europe. Consumer products included bathroom and kitchen scales, tire pressure gauges and distance estimators.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (the ‘Subsidiaries’). Over the past few years, the Company has established a holding company structure for foreign operations, whereby Measurement Specialties Foreign Holding Corporation owns Kenabell Holding Limited, the primary foreign holding company for the Company’s foreign entities.

In the quarter ended June 30, 2004, the Company reorganized its Asian operations under an offshore holding company, Kenabell Holding Limited, a British Virgin Island Company (‘Kenabell Holding BVI’). As part of the asset reorganization, a new entity was formed under Kenabell Holding BVI in the Cayman Islands, Measurement Limited (‘ML Cayman’). A significant portion of the Consumer business in Asia was transferred into ML Cayman during the quarter ended June 30, 2004. These holding companies were formed as part of a foreign tax planning restructuring, and to facilitate any potential sale of assets of our Consumer business.

MSI Sensors (Asia) Limited (formerly named Measurement Limited, organized in Hong Kong) owns all of the shares of MSI Sensors (China) Limited (formerly named Jingliang Electronics (Shenzhen) Co. Ltd, organized in the Peoples Republic of China). Kenabell Holding BVI owns all of the shares of MSI Sensors (Asia) Limited. ML Cayman was subsequently sold to Fervent Group Limited effective December 1, 2005 as part of the sale of the Consumer business.

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

There was no effect on the consolidated financial statements as a result of the above reorganizations.

IC Sensors Inc., a California corporation (‘IC Sensors’) continues as a wholly-owned subsidiary of the Company.

The Company has made the following acquisitions which are included in the consolidated financial statements as of the effective date of acquisition (See Note 5):

Acquired Company	Effective Date of Acquisition	Country
Elekon Industries USA, Inc. (‘Elekon’)	June 24, 2004	USA
Entran Devices, Inc. and Entran SA (‘Entran’)	July 16, 2004	USA and France
Encoder Devices, LLC (‘Encoder’)	July 16, 2004	USA
Humirel, SA (‘Humirel’)	December 1, 2004	France
MWS Sensorik GmbH (‘MWS’)	January 1, 2005	Germany
Polaron Components Ltd (‘Polaron’)	February 1, 2005	United Kingdom
HL Planartechnik GmbH (‘HLP’)	November 30, 2005	Germany
Assistance Technique Experimentale (‘ATEX’)	January 19, 2006	France

The above companies, except for Encoder and Polaron, which were asset purchases, are direct or indirect wholly-owned subsidiaries of the Company.

All significant inter-company balances and transactions have been eliminated. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities (FIN 46R), and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FIN 46R. The Company does not have any variable interest entities.

(b) Reclassifications:

The presentation of certain prior year information has been reclassified to conform to the current year presentation.

(c) Use of Estimates:

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, acquired intangibles and goodwill, valuation allowances for receivables, inventories and deferred income tax assets and liabilities, warranties, and valuation of derivative financial instruments. Actual results could differ from those estimates.

(d) Cash and Cash Equivalents:

For purposes of the consolidated statements of cash flows, the Company considers highly liquid investments with original maturities of up to three months, when purchased, to be cash equivalents. At March 31, 2006, approximately $4,553 of the Company’s cash balances were maintained in China, which are subject to certain restrictions and are not freely transferable to another country because of exchange control regulations.

(e) Accounts Receivable:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The majority of the Company’s accounts receivable are due from manufacturers of electronic, automotive, military and industrial products. Credit is extended based on an evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers net of allowances for doubtful accounts and other sales allowances. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company reviews its allowance for doubtful accounts quarterly. Actual uncollectible accounts could exceed the Company’s estimates and changes to its estimates will be accounted for in the period of change. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

(f) Inventories:

Inventories are valued at the lower of cost or market (‘LCM’). For purposes of analyzing the LCM, market is current replacement cost. Cost is determined on a standard cost basis which approximates historical cost. Market cannot exceed the net realizable value (i.e., estimated selling price in the ordinary course of business less reasonably predicted costs of completion and disposal) and market shall not be less than net realizable value reduced by an allowance for an approximately normal profit margin. In evaluating LCM, management also considers, if applicable, other factors as well, including known trends, market conditions, currency exchange rates and other such issues. If the utility of goods is impaired by damage, deterioration, obsolescence, changes in price levels or other causes, a loss shall be charged as cost of sales in the period which it occurs.

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

Products that have existed in inventory for 12 months with no usage and that have no current demand or no expected demand, will be considered obsolete and fully reserved. Obsolete inventory approved for disposal is written-off against the reserve. Furthermore, consideration is given to ultimate circumstances when recording inventory reserves and the disposal of inventory considered obsolete. Market conditions surrounding products are also considered periodically to determine if there are any net realizable valuation matters, which would require a write-down of any related inventories. If market or technological conditions change, it may result in additional inventory reserves and write-downs, which would be accounted for in the period of change. The level of inventory reserves reflects the nature of the industry whereby technological and other changes, such as customer buying requirements, result in impairment of inventory. Cash flows from the purchase and sale of inventory are included in cash flows from operating activities.

(g) Other Receivables:

Other receivables consist of various non-trade receivables. At March 31, 2006 and 2005, approximately $1,237 and $205, respectively, were value added tax (VAT) receivables due to our European operations. In addition, approximately $1,811 of the March 31, 2006 balance consisted of funds receivable from financing consummated on March 31, 2006.

(h) Promissory Note Receivable:

Promissory note receivable is recorded net of imputed interest and relates to the financing arrangement with the sale of the Consumer business (See Note 6). The note is unsecured. The Company has not and does not intend to sell this promissory note receivable. Amounts collected on this promissory note receivable will be included in net cash provided by investing activities from discontinued operations in the consolidated statements of cash flows. No allowance for doubtful accounts is provided because, based on the Company’s best estimate, credit loss is not considered probable.

(i) Property, Plant and Equipment:

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

(j) Income Taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Tax benefits from early disposition of the stock acquired by employees from the exercise of incentive stock options or exercise of non-qualified stock options are credited to additional paid-in capital.

(k) Foreign Currency Translation and Transactions:

The functional currency of the Company’s foreign operations is the applicable local currency. The foreign subsidiaries’ assets and liabilities are translated into United States dollars using exchange rates in effect at the balance sheet date and their operations are translated using the average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss).

The Company is subject to foreign exchange risk for foreign currency denominated transactions, such as receivables and payables. Foreign currency transaction gains and losses are recorded in other income and expenses in the Company’s consolidated statements of operations.

(l) Goodwill:

As of March 31, 2006, the Company has tested its goodwill for impairment under the provisions of Statement of Financial Accounting Standards (‘SFAS’) No. 142, and no impairment charges were deemed necessary. See Note 5 for further discussion of the impact of SFAS No. 142 on the Company’s financial position and results of operations.

Per SFAS No. 142, management assesses goodwill for impairment at the reporting unit level on an annual basis at fiscal year end or more frequently under certain circumstances. Such circumstances include (i) significant adverse change in legal factors or in the business climate, (ii) an adverse action or assessment by a regulator, (iii) unanticipated competition, (iv) a loss of key personnel, (v) a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, and (vi) recognition of an impairment loss in a subsidiary that is a component of a reporting unit. Management must make assumptions regarding estimating the fair value of the company reporting unit. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges would be included in general and administrative expenses in the Company’s consolidated statements of operations, and would result in reduced carrying amounts of the goodwill.

In evaluating goodwill and long-lived assets for impairment, the fair value of the Company’s reporting unit was determined using the implied fair value approach. This process was completed in the fiscal years ended March 31, 2006, 2005 and 2004 for asset values as of these respective dates. According to the guidelines established under SFAS 142, there was no impairment for of the Company’s reporting unit.

(m) Business Combinations:

Acquisitions are recorded as of the purchase date, and are included in the consolidated financial statements from the date of acquisition. In all acquisitions, the purchase price of the acquired business is allocated to the assets acquired and liabilities assumed at their fair values on the date of the acquisition. The fair values of these items are based upon management’s best estimates. Certain of the acquired assets are intangible in nature, including customer relationships, patented and proprietary technology, covenants not to compete, trade names and order backlog, which are stated at cost less accumulated amortization. Amortization is computed by the straight-line method over the estimated useful lives of the assets. The excess purchase price over the amounts allocated to the assets is recorded as goodwill. All such valuation methodologies, including the determination of subsequent amortization periods, involve significant judgments and estimates. Different assumptions and subsequent actual events could yield materially different results.

Purchased intangibles and goodwill are usually not deductible for tax purposes. However, purchase accounting allows for the establishment of deferred tax liabilities on purchased intangible assets and goodwill related to stock purchase acquisitions, which will be reflected as a tax benefit on our future consolidated statements of operations in proportion to and over the amortization period of the related intangible asset.

(n) Long-Lived Assets:

The Company accounts for the impairment of long-lived assets and amortizing intangible assets in accordance with SFAS No. 144, ‘Accounting for the Impairment or Disposal of Long-Lived Assets’. Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

(o) Revenue Recognition:

Revenue is recognized when earned, which occurs when the following four conditions are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. Certain products may be sold with a provision allowing the customer to return a portion of products. The Company provides for allowances for returns based upon historical and estimated return rates. The amount of actual returns could differ from these estimates. Changes in estimated returns are accounted for in the period of change.

The Company utilizes manufacturing representatives as sales agents for certain of its products. Such representatives do not receive orders directly from customers, take title to or physical possession of products, or invoice customers. Accordingly, revenue is recognized upon shipment to the customer.

(p) Shipping and Handling:

The Company generally does not bill shipping and handling fees to its customers. Shipping and handling costs are recorded in cost of sales in the Company’s consolidated statement of operations.

(q) Research and Development and Advertising Costs:

Research and development and advertising costs are expensed as incurred. Research and development costs amounted to $2,567, $2,130 and $2,085 in 2006, 2005 and 2004, respectively. Advertising costs are included in selling, general and administrative expenses in the Company’s consolidated statement of operations and are expensed when the advertising or promotion is published. Advertising expenses for the years ended March 31, 2006, 2005 and 2004 were approximately $205, $246 and $256, respectively.

(r) Warranty Reserve:

The Company’s sensor products generally are marketed under warranties to end users of up to one year. Factors affecting the Company’s warranty liability include the number of products sold and historical and anticipated rates of claims and cost per claim. The Company provides for estimated product warranty obligations at the time of sale, based on its historical warranty claims experience and assumptions about future warranty claims. This estimate is susceptible to changes in the near term based on introductions of new products, product quality improvements and changes in end user application and/or behavior.

The following table summarizes the warranty reserve:

	2006	2005	2004
Total Warranty Reserve - Beginning	$70	$89	$88
Warranties issued during the period	124	99	188
Costs to repair products	(53)	(86)	(104)
Costs to replace products	5	(32)	(83)
Total Warranty Reserve - Ending	$146	$70	$89

(s) Commitments and Contingencies:

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Such accruals are adjusted as further information develops or circumstances change.

(t) Comprehensive Income:

Comprehensive income consists of net income for the period and the impact of unrealized foreign currency translation adjustments.

(u) Stock Based Compensation:

The Company has two stock-based employee compensation plans, which are described more fully in Note 15. The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. There was no employee compensation expense recognized in income from continuing operations in 2006, 2005 and 2004 as a result of options issued to employees. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, using the assumptions described in Note 15, to its stock-based employee plans.

	Year ended March 31,
	2006	2005	2004
Net income, as reported	$24,534	$14,826	$21,586
Add: Stock-based employee
compensation expense included
in reported net income, net of
related tax effects	-	-	-
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
awards granted, modified, or
settled, net of related tax effects	2,143	1,399	290
Pro forma net income	$22,391	$13,427	$21,296
Earnings per share:
Basic - as reported	$1.79	$1.11	$1.75
Basic - pro forma	1.63	1.00	1.73
Diluted - as reported	1.71	1.05	$1.54
Diluted - pro forma	1.56	0.95	1.52

The Company will adopt the provisions of SFAS No. 123R, Share-Based Payment, beginning with the quarter ended June 30, 2006. In connection with the sale of the Consumer business discussed in Note 6, the Company issued options to former Consumer employees transferred to Fervent Group Limited. The Company recorded an expense of $913 related to the issuance of these options which is included in the net gain on disposition of discontinued operations.

(v) Leases:

The Company follows SFAS No. 13, Accounting for Leases, to account for its operating leases. In accordance with SFAS No. 13, lease costs, including escalations, are provided for using the straight-line basis over the lease period. The Company leases certain production equipment and automobiles which under SFAS No. 13 are considered capital lease arrangements. SFAS No. 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property and equipment, and an offsetting amount recorded as a liability.

The Company’s distribution and warehouse space in Hampton, Virginia was vacant due to the Conair transaction (see Note 6), as the Company no longer sells the Thinner® brand of bath and kitchen scales to retailers. The Company subleased the unused space in 2006. The accounting for the Hampton lease was in accordance with the requirements for SFAS 146, ‘Accounting for Costs Associated with Exit or Disposal Activities’ whereby the Company did not record a liability for the lease as part of the consummation of the transaction with Conair because the Company still derives economic benefit from the lease.

(w) Derivative Instruments:

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138 and SFAS No. 149, establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.

The Company has a number of forward purchase currency contracts to manage Humirel’s exposures to fluctuations in the U.S. dollar relative to the Euro. As of March 31, 2006 and 2005, the notional amount of these currency contracts total $7,300 and $9,650, respectively, and the fair values of these contracts total $(59) and $(7), respectively. These currency contracts are entered into to hedge foreign exchange exposure, although they are undesignated for accounting purposes. Since these currency contracts do not meet the requirements of SFAS No. 133 for hedge accounting purposes, changes in the fair value of these instruments are recognized in earnings as gains and losses, rather than in other comprehensive income.

(x) Recently Issued Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (‘FASB’) issued SFAS No. 123R (Revised 2004), Share-Based Payment. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, rather than disclosed in the footnotes to the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Under the effective date provisions included in SFAS No. 123R, registrants would have been required to implement the Statement’s requirements as of the beginning of the first interim or annual period beginning after June 15, 2005, or after December 15, 2005 for small business issuers. The new rule allows registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005, or December 15, 2005 for small business issuers. The Company will be required to apply SFAS No. 123R beginning with the quarter ending June 30, 2006. The adoption of SFAS No. 123R will have a material effect on its financial position and results of operations consistent with the pro-forma disclosures.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a ‘restatement.’ The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its financial position or results of operations.

In July 2005, the FASB issued an exposure draft of a proposed interpretation of SFAS No. 109, “Accounting for Income Taxes”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. Responses to this exposure draft are currently being evaluated by the FASB.

(y) Recently Adopted Accounting Standards:

In December 2004, the FASB issued FASB Staff Position No. 109-1 (FSP 109-1), Application of SFAS No. 109, Accounting for Income Taxes, related to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP 109-1 is effective immediately. FSP 109-1 states that the tax deduction of qualified domestic production activities, which is provided by the American Jobs Creation Act of 2004 (the ‘Jobs Act), will be treated as a special deduction as described in Statement of SFAS No. 109. Consequently, the impact of the deduction, which is effective January 1, 2005, will be reported in the period in which the deduction is claimed on the Company’s income tax returns. The adoption of FSP 109-1 did not have a material effect on the Company’s financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-2 (FSP 109-2), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (Jobs Act). FSP 109-2 provides accounting and disclosure guidance related to the Jobs Act provision for the limited time 85% dividends received deduction on the repatriation of certain foreign earnings. Although adoption is effective immediately, FSP 109-2 states that a company is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. The Company has evaluated the impact of the repatriation provisions of the Jobs Act. Since the Company has elected not to repatriate, these provisions did not have a material impact on the Company’s financial statements. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or net deferred tax assets to reflect the repatriation provisions of the Jobs Act.

3. INVENTORIES

Inventories, net of inventory reserves, consist of the following:

	March 31,
	2006	2005
Raw Materials	$13,586	$9,283
Work-in-Process	4,392	1,907
Finished Goods	7,121	6,088
	$25,099	$17,278

Inventory reserves for slow moving, obsolete or lower of cost or market exposures were $3,296 and $2,670 as of March 31, 2006 and 2005, respectively. Net inventory originally reported at March 31, 2005 was $20,282, which included inventory for discontinued operations of $3,004. Inventory reserves for discontinued operations were $1,196 at March 31, 2005.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases are stated at the present value of minimum lease payments. Property, plant and equipment are summarized as follows:

	March 31, 2006	March 31, 2005	Useful Life
Production Equipment & Tooling	$27,156	$20,444	3-10 years
			39 years or lesser of useful life or remaining
Building and leasehold improvements	3,914	1,739	term of lease
Furniture and equipment	7,135	5,893	3-10 years
Construction-in-progress	1,999	876
Total	40,204	28,952
Less: accumulated depreciation and amortization	(18,118)	(16,263)
	$22,086	$12,689

Total depreciation from continuing operations was $3,383, $2,277 and $2,006 for the years March 31, 2006, 2005 and 2004. Depreciation expense for discontinued operations for the year ended March 31, 2006, 2005 and 2004 was $563, $818 and $818, respectively. Property and equipment, net of accumulated depreciation, originally reported at March 31, 2005 was $14,924, which included $2,235 for the discontinued operations. Property and equipment included $2,786 and $645 in capital leases at March 31, 2006 and 2005, respectively.

5. ACQUISITIONS, GOODWILL AND ACQUIRED INTANGIBLES

Recent Acquisitions:

As part of its growth strategy in the Sensors segment, the Company made six acquisitions during the year ended March 31, 2005 and two acquisitions during the year ended March 31, 3006.

Adjustments to goodwill relate to new acquisitions, final purchase price allocations and translation adjustments due to changes in foreign currency exchange rates. Goodwill balances presented in the consolidated balance sheets of foreign acquisitions are translated at the exchange rate in effect at each balance sheet date; however, opening balance sheets used to calculate goodwill and acquired intangible assets are based on purchase date exchange rates. The following acquisition summaries represent acquisitions from fiscal 2005 forward. Therefore, goodwill for each acquisition presented below does not aggregate to reported amounts. Goodwill recorded for acquisitions was $1,838 and $35,819 for the years ended March 31, 2006 and 2005, respectively, translated at the exchange rate on each of these dates.

Elekon:

On June 24, 2004, the Company acquired 100% of the capital stock of Elekon Industries USA, Inc. (Elekon) for $7,797 ($4,500 in cash at the closing, $3,000 in unsecured Promissory Notes (Notes) and $297 in acquisition costs). The terms of the Notes amortize over a period of three years, are payable quarterly and bear interest at a rate of 6%. Elekon was based in Torrance, California where it designed and manufactured optical sensors primarily for the medical and security markets. The Company’s final allocation of purchase price related to the Elekon acquisition follows:

Assets:
Accounts receivable	$501
Inventory	442
Property and equipment	169
Other assets	20
Acquired intangible assets	3,775
Goodwill	4,756
9,663
Liabilities:
Accounts payable	(1,516)
Other liabilities	(102)
Deferred income taxes	(248)
(1,866)
Total purchase price	$7,797

Entran:

On July 16, 2004, the Company acquired 100% of the capital stock of Entran Devices, Inc. and Entran SA (Entran) for $10,724 ($6,000 in cash at the closing, $1,195 in certain liabilities discharged at closing, $3,254 in deferred payments and $275 in acquisition costs). The Company will pay a deferred payment of $2,254 on July 16, 2006, and an additional $1,000 was paid in July 2005 upon the elimination of the lease expense and certain other expenses related to the Fairfield, NJ facility. Entran, which was based in Fairfield, NJ and Les Clayes-sous-Bois, France, is a designer/manufacturer of acceleration, pressure and force sensors sold primarily to the automotive crash test and motor sport racing markets. The Company’s final allocation of purchase price related to the Entran acquisition follows:

Assets:
Cash	$246
Accounts receivable	2,002
Inventory	1,648
Property and equipment	979
Other assets	264
Acquired intangible assets	800
Goodwill	7,204
13,143
Liabilities:
Accounts payable	(2,013)
Other liabilities	(86)
Deferred income taxes	(320)
(2,419)
Total purchase price	$10,724

Encoder:

On July 16, 2004, the Company acquired the assets of Encoder Devices, LLC (Encoder) for $4,601 ($4,000 in cash at the closing, $400 in deferred payment and $201 in acquisition costs). The Company paid the deferred payment of $400 on July 16, 2005. Encoder, which was based in Plainfield, IL, was a designer and manufacturer of rotational sensors (encoders) utilizing magnetic encoding technology. The Company’s final purchase allocation related to the Encoder acquisition follow:

Assets:
Accounts receivable	$96
Inventory	134
Property and equipment	245
Other assets	36
Acquired intangible assets	420
Goodwill	3,883
4,814
Liabilities:
Accounts payable	(204)
Other liabilities	(9)
(213)
Total purchase price	$4,601

Humirel:

Effective on December 1, 2004, the Company acquired the stock of Humirel SA (Humirel), a designer/manufacturer of humidity sensors and assemblies based in France, for 19,000 Euro. The total purchase price in U.S. dollars based on the December 17, 2004 exchange rate was $26,318 ($23,244 at close, $1,922 in deferred payment, and $1,152 in acquisition costs). The deferred payment is payable on the second anniversary of the closing date (less any applicable offsets) and bears interest at the rate of 3% per annum. Included in the purchase price is $476 for the 20,000 shares of restricted stock of the Company received by management shareholders as part of the closing consideration. The transaction was financed with a term credit facility issued by a syndicate of lending institutions, led by a new lender for the Company (See Note 8). Set forth below is the final allocation of purchase price related to the Humirel acquisition:

Assets:
Cash	$994
Accounts receivable	1,513
Inventory	1,755
Property and equipment	1,916
Other assets	744
Acquired intangible assets	4,690
Goodwill	19,195
30,807
Liabilities:
Accounts payable	(1,268)
Long-term debt	(2,502)
Deferred income taxes	(719)
(4,489)
Total purchase price	$26,318

MWS Sensorik:

On January 1, 2005, the Company acquired 100% of the capital stock of MWS Sensorik GmbH (MWS or Sensorik), for 900 Euro, or $1,292 ($912 at close, $309 in deferred payments, and $71 in acquisition costs). MWS, based in Pfaffenhofen, Germany, integrates and distributes accelerometers and other sensors, sold primarily to the automotive crash test market. MWS has historically used the Company’s silicon micro-machined accelerometer as their die for Piezo-resistive sensors. The Company’s final allocation of purchase price related to the MWS acquisition follows:

Assets:
Accounts receivable	$252
Inventory	189
Property and equipment	49
Other assets	6
Acquired intangible assets	844
Goodwill	452
1,792
Liabilities:
Accounts payable	(68)
Other liabilities	(175)
Deferred income taxes	(257)
(500)
Total purchase price	$1,292

Polaron:

On February 1, 2005, the Company has acquired certain assets of the industrial pressure sensing business of Polaron Components Limited in the United Kingdom, for GBP 1,200 or approximately $2,290 ($2,259 at close and $31 in acquisition costs). The transaction is a vertical integration move for the Company, as Polaron distributed certain of the Company’s products in the UK and the Company distributed Polaron products in North America and Asia. The Company had been manufacturing Polaron pressure products in its wholly owned subsidiary in China, and these products continue to be manufactured by the Company’s factory in China. The Company’s final allocation of purchase price related to the Polaron acquisition follows:

Assets:
Inventory	$48
Property and equipment	7
Acquired intangible assets	1,003
Goodwill	1,232
Total purchase price	$2,290

HLP:

On November 30, 2005, the Company acquired the capital stock of HL Planartechnik GmbH (HLP), a sensor company located in Dortmund, Germany. The total purchase price based on the November 30, 2005 exchange rate was $3,040 ($2,835 at close and $205 in acquisition cost). The sellers can earn up to an additional $3,517 if certain performance hurdles, including if defined net sales are achieved in calendar 2006. Since the initial amounts of the transaction resulted in negative goodwill, the Company has recorded $3,517 of the contingent consideration as a liability, which is the lesser of the maximum contingent consideration or negative goodwill as of the date of the acquisition based on preliminary purchase accounting. Because of the proximity of the HLP acquisition to our fiscal year end, the values of certain assets and accruals are based on preliminary information and are subject to adjustment as additional information is obtained. Set forth below is the preliminary purchase price allocation related to the HLP acquisition:

Assets:
Accounts receivable	$1,116
Inventory	2,081
Property and equipment	4,228
Others	284
Acquired intangible assets	1,684
Deferred income taxes	2,721
12,114
Liabilities:
Accounts payable	(695)
Accrued compensation	(392)
Debt and other non-operational liabilities	(4,193)
Others	(277)
Negative goodwill provision	(3,517)
(9,074)
Total purchase price	$3,040

ATEX

On January 19, 2006, the Company completed the acquisition of Assistance Technique Experimentale (‘ATEX’), a sensor company based outside of Paris, France, by acquiring all of the outstanding shares of ATEX stock. Founded in 2000, ATEX specializes in providing vibration sensors to the Formula One racing market. The total purchase price based on the January 19, 2006 exchange rates was $4,026 ($2,502 in cash, $74 in acquisition costs, deferred payment of $725, and the first earn-out payment accrual of $725). The selling shareholders have the potential to receive up to an additional $1,888 in three earn-out payments tied to sales growth objectives over the next three years, and if the contingencies are resolved and meet established conditions, these amounts will be recorded as an additional element of the cost of the acquisition. The first earn-out payment of $725 was accrued and included in the total purchase price at March 31, 2006 since satisfying the first of the three sales growth objectives was considered probable. Because of the proximity of the ATEX acquisition to our fiscal year end, the values of certain assets and accruals are based on preliminary information and are subject to adjustment as additional information is obtained. The Company’s preliminary purchase price allocation related to the ATEX acquisition follows:

Assets:
Cash	$692
Accounts receivable	401
Inventory	117
Property and equipment	131
Other assets	31
Acquired intangible assets	834
Goodwill	2,670
4,876
Liabilities:
Accounts payable	(416)
Debt	(157)
Deferred income taxes	(277)
(850)
Total purchase price	$4,026

Acquired Intangibles

In connection with current and previous acquisitions, the company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade-names, order backlogs and covenants not to competes. The gross amounts and accumulated amortization, along with the range of amortizable lives is as follows:

		2006			2005
	Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated	Net
Amortizable intangible assets:
Customer relationships	5-15	$8,193	$(922)	$7,271	$4,923	$(230)	$4,693
Patents	5-19.5	2,642	(422)	2,220	2,559	(221)	2,338
Trade-names	3	570	(135)	435	232	(41)	191
Backlogs	1	654	(542)	112	515	(177)	338
Covenants not-to-compete	3	903	(523)	380	903	(222)	681
Proprietary technology	5-10	989	(157)	832	510	(38)	472
		$13,951	$(2,701)	$11,250	$9,642	$(929)	$8,713
Unamortizable intangible assets:
Customer relationships	Indefinite	-	-	-	1,870	-	1,870
		$13,951	$(2,701)	$11,250	$11,512	$(929)	$10,583

During 2006, the Company reclassified $1,870 of customer relationships from an indefinite life to an amortizing intangible asset with a 10 year remaining life. In accordance with SFAS No. 142, this has been treated as a change in an accounting estimate prospectively applied.

Annual amortization expenses is expected to be as follows:

Amortization Expense
Year ending March 31:
2007	$1,957
2008	1,596
2009	1,428
2010	1,333
2011	1,227
Thereafter	3,709
$11,250

Deferred Acquisition Payments

In connection with the acquisitions, following is a summary of the deferred acquisition payments outstanding at March 31, 2006:

	Current	Long-term	Total
Entran	$2,254	$-	$2,254
Humirel	1,718	-	1,718
	3,972	-	3,972

Pro forma Financial Data

The following represents the Company’s pro forma consolidated results of continuing operations for the years ended March 31, 2006 and 2005, presented assuming all the above acquisitions occurred as of April 1, 2004, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had all the acquired companies been operated as part of the Company since April 1, 2004.

	(Unaudited) Year ended March 31,
	2006	2005
Net sales	$132,177	$118,588
Income from continuing operations	7,720	7,768
Income from continuing operations per common share:
Basic	$0.56	$0.58
Diluted	0.54	0.55

6. DISCONTINUED OPERATIONS AND GAIN ON SALE OF ASSETS:

CONSUMER PRODUCTS SEGMENT: Effective December 1, 2005, the Company completed the sale of the Consumer Products segment to Fervent Group Limited (FGL), whereby the Company sold its Consumer Products segment, including its Cayman Island subsidiary, Measurement Limited (‘ML’). FGL is a company controlled by the owners of River Display Limited (RDL), the Company’s long time partner and primary supplier of consumer products in Shenzhen, China. Under the terms of the agreement, the Company sold to FGL the Company’s Consumer Division for $8,500 in cash and a two-year $4,000 non-interest bearing promissory note receivable from FGL. The Company recorded the promissory note receivable net of imputed interest of 5% at $3,800. In addition, the Company can earn up to an additional $5,000 if ML meets certain performance criteria (sales and margin targets) within the first year.

In accordance with SFAS 144, ‘Accounting for Impairment or Disposal of Long-lived Assets’, the related financial information for the Consumer segment are reported as discontinued operations. The Consumer segment designed and manufactured sensor-based consumer products, such as bathroom and kitchen scales, tire pressure gauges and distance estimators, primarily as an original equipment manufacturer (OEM), to retailers and distributors mainly in the United States and Europe.

The gain on the sale of the Consumer business totaled $9,039, net of income taxes of $118, severance and professional fees of $1,162, and stock compensation expense of $913 for severance directly related to the execution of the sale. Also included in the gain on sale is the recognition of $826 of non-cash deferred gain from the sale of the Thinner® branded business to Conair Corporation that was consummated in January 2004. The Company has no further obligations to Conair Corporation subsequent to the sale of the Consumer business. Since ML, which was directly owned by the Company’s British Virgin Island subsidiary, Kenabell Holding BVI, did not conduct business in Hong Kong, the sale of the Consumer segment was effectively not taxed. The net assets of approximately $1,894 sold to FGL consist of those items related to the business of the Consumer segment, including such items as raw material and finished goods inventory, tooling, and patents, but excluding certain trade accounts receivable, property and equipment, and accounts payable.

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

The following is a summary of the components of assets and liabilities for discontinued operations, which excludes intercompany balances, assets, indebtedness and other liabilities that were not part of the sale or extinguished in connection with the divesture of the Consumer business at December 1, 2005 and total assets and liabilities for discontinued operations at March 31, 2005:

Assets:	March 31, 2005
Current assets:
Cash and cash equivalents	$-
Accounts receivable, net	4,309
Inventories, net	3,004
Deferred income taxes	57
Prepaid expenses and other current assets	303
Total current assets	7,673
Property and equipment:	2,235
Other assets	1,512
Total assets	11,420
Liabilities:
Current liabilities:
Accounts payable	6,335
Accrued expenses and other current liabilities	1,411
Accrued compensation	42
Income taxes payable	350
Deferred revenue	2,925
Total current liabilities	11,063
Other liabilities:
Other liabilities, including deferred income taxes liability	1,411
Total liabilities	12,474
Net assets (liabilities)	$(1,054)

A summary of the results of operations of the discontinued Consumer operating unit follows:

	April 1, 2005 to December 1, 2005	For the year ended March 31,
	Fiscal 2006	2005	2004
Net sales	$40,356	$48,673	$52,566
Cost of goods sold	30,595	36,309	35,767
Gross profit	9,761	12,364	16,799
Operating expenses:
Selling, general and administrative	2,441	4,405	5,701
Research and development	887	1,338	1,383
Total operating expense	3,328	5,743	7,084
Operating income	6,433	6,621	9,715
Gain on sale of assets	-	-	1,424
Other expense (income)	(262)	13	-
Income from discontinued operations before income taxes	6,695	6,608	11,139
Income taxes from discontinued operations	1,527	1,562	3,359
Income from discontinued operations before, gain	5,168	5,046	7,780
Gain on disposition of discontinued operations (net of income tax)	9,039	-	-
Income from discontinued operations	$14,207	$5,046	$7,780

No interest expense was allocated to discontinued operations, since none of the proceeds from the sale were used to pay down debt.

CONSUMER PRODUCTS THINNER® BRAND: On January 30, 2004, Conair Corporation (Conair) purchased certain assets of the Company’s Thinner® branded bathroom and kitchen scale business. Under the terms of the Agreement of Purchase and Sale of Assets, dated January 30, 2004, Conair Corporation acquired certain assets associated with the sale of Thinner® brand bathroom and kitchen scales, including worldwide rights to the Thinner® brand name and exclusive rights to the Thinner® designs in North America. Assets sold to Conair included, among other things, all inventories of finished scales, open customer purchase orders, and patents. The Company previously sold its Thinner® branded scales directly to retailers, predominately in the U.S. and Canada.

The Company has accounted for the sale of this business under the guidance of EITF 00-21. As part of the asset purchase agreement with Conair, the Company has agreed to supply Conair existing models of bathroom and kitchen scales at prices that approximate cost to manufacture the product. Accordingly, a significant portion of the $12,418 proceeds from the sale of the business was in fact an up-front payment for future lost margins. Of the $12,418 proceeds, $11,418 was received in February 2004, and additional $1,000 was released from escrow in April 2004. The estimated total gain (‘total gain’), prior to any deferral, was approximately $8,565 and is subject to further adjustments. In order to arrive at the amount of the total gain on sale that should be deferred and amortized into future periods, the Company analyzed the estimated lost margins on an OEM basis for the Thinner® branded bathroom and kitchen scale models sold to Conair. The basis of the calculation was to determine the estimated remaining product lives for those Thinner® branded bathroom and kitchen scale models sold to Conair. Based upon this analysis, barring any new product introduction or material change to the competitive landscape, it is estimated that the Company would have been able to continue to sell these Thinner® branded bathroom and kitchen scale models into the marketplace for approximately an additional 4.25 years. Applying these factors, it was determined that $7,142 of the total gain should be deferred and amortized over the remaining life cycle of the Thinner® branded bathroom and kitchen scale models sold to Conair. Accordingly, the Company recorded a gain on the sale of the assets of $1,424 (reflected as ‘Gain on Sale of Assets’), and included $2,940, $2,978 and $398 in ‘net sales’ for the amortization of the deferred gain in the fiscal years ended March 31, 2006, 2005 and 2004. The balance of deferred gain of $826 remaining upon the sale of the Consumer business to FGL above was included in the gain on disposition of discontinued operations for the year ended March 31, 2006.

7. FINANCIAL INSTRUMENTS:

Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2006 and 2005. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2006		2005
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$9,166	$9,166	$4,402	$4,402
Accounts receivable	19,381	19,381	16,060	16,060
Promissory note receivable	3,297	3,297	-	-
Other receivables	3,409	3,409	205	205
Prepaids and other current assets	1,821	1,821	2,521	2,521
Financial liabilities:
Promissory notes payable	1,100	1,040	2,300	2,020
Accounts payable	11,337	11,337	7,059	7,059
Deferred acquisition payments	3,972	3,916	5,789	5,314
Foreign currency contracts	59	59	7	7
Capital lease obligation	2,786	2,786	645	645
Accrued compensation	3,116	3,116	2,189	2,189
Accrued expenses (non-derivatives)	2,190	2,190	1,310	1,310
Other liabilities (non-derivatives)	1,999	1,999	544	544
Contingent consideration provision	3,517	3,517	-	-
Long-term debt	19,347	14,626	21,238	14,931

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions, except for foreign currency contracts and capital lease liability, which are included in accrued expenses and other liabilities.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable, note receivable and other assets, short-term notes payable, accounts payable, accrued expenses other liabilities (non-derivatives), and foreign currency contracts: The carrying amounts approximate fair value because of the short maturity of these instruments or amounts have already been recorded at approximate fair value.

Promissory notes payable, deferred acquisition payments and capital lease obligation: The fair value is determined as the present value of expected future cash flows discounted at the current interest rate, which approximates rates currently offered by lending institutions for loans of similar terms to companies with comparable credit risk.

Long-term debt: The fair value of the Company’s long-term debt is estimated by discounting future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s bankers.

Foreign Exchange Risk Management

The Company has a number of currency contracts to manage Humirel’s exposure to fluctuations of the U.S. dollar relative to the Euro. These currency contracts have a total notional amount of $7,300 and $9,650 at March 31, 2006 and 2005, respectively. The exercise dates are through February, 2007 at an average exchange rate of $1.24 (Euro to US dollar conversion rate). Since these derivatives are not designated as cash-flow hedges under FASB 133, changes in their fair value are recorded in earnings, not in accumulated other comprehensive income. As of March 31, 2006 and 2005, the fair value of these contracts was liability of $59 and $7, respectively.

The aggregate foreign currency transaction exchange gain (loss) recorded in other income of the statement of operations was ($300) and $115 for the years ended March 31, 2006 and 2005, respectively.

8. LONG-TERM DEBT:

Revolving Credit Facility

On December 17, 2004, the Company entered into a new, $35,000 five-year credit agreement with GE Commercial Finance, Commercial & Industrial Finance (‘GE’), comprised of a $20,000 term loan and $15,000 revolving credit facility. JP Morgan Chase Bank, N.A. and Wachovia Bank, National Association participated in the syndication. Interest accrues on the principal amount of borrowings at a rate based on either a London Inter-bank Offered Rate (LIBOR) rate plus a LIBOR margin or at an Index (a prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at the election of the borrower. From the closing date to the second anniversary date of the closing, the applicable LIBOR and Index Margins are 4.50% and 2.75%, respectively, and from the second anniversary, the applicable LIBOR and Index Margins are 4.25% and 2.50%, respectively, subject to a 2% increase upon the occurrence of an event of default under the credit agreement. The term loan is payable in twenty installments beginning on March 1, 2005 through December 17, 2009. Proceeds from the new credit facility were primarily used to support the acquisition of Humirel (See Note 5), ordinary working capital and general corporate needs and replaced the $15,000 revolving credit facility with Bank of America Business Capital (formerly Fleet Capital Corporation). The Company has provided a security interest in substantially all of the Company’s assets as collateral for the credit facilities. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, and other related items, with the most restricted covenant being limitations on annual capital expenditures. The revolving credit facility is not directly based on any borrowing base requirements. At March 31, 2006, the Company was in compliance with applicable financial covenants.

As of March 31, 2006, the Company utilized the prime based Index Rate, and the interest rate applicable to borrowings under the revolving credit facility was 10.50%. As of March 31, 2006, the outstanding borrowings on the term loan and revolver, which is included in short-term debt, were $17,500 and $3,500, respectively, and the Company had the right to borrow an additional $11,500 under the revolving credit facility. The weighted average amount of borrowings and weighted average interest rate for the above facilities during the twelve months ended March 31, 2006 were $20,213 and 9.45%, respectively. The weighted average amount of borrowings and weighted average interest rate for the above facilities during the twelve months ended March 31, 2005 were $8,455 and 7.26%, respectively. Commitment fees on the unused balance were equal to .5% per annum of the average amount of unused balances and commitment fees paid during the years ended March 31, 2006 and 2005 were $69 and $20, respectively.

On April 3, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Facility”) with GE, which, among other things, expanded the credit facility to $75 million (See Note 19) and lowered the applicable margin. The term portion of the Amended Credit Facility totaled $20,000, and the revolver totaled $55,000 with LIBOR and Index Margin of 2.75% and 1%, respectively, subject to an increase upon changes in financial ratios. The term loan is payable in nineteen quarterly installments beginning June 1, 2006 through March 1, 2011. The proceeds from the Amended Credit Facility were used primarily to support the acquisitions of BetaTherm and YSI Temperature (See Note 19). Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, and other related items, with the most restricted covenant being limitations on annual capital expenditures. The revolving credit facility is not directly based on any borrowing base requirements. The Company has provided a security interest in substantially all of the Company’s assets as collateral for these credit facilities.

Previous Revolving Credit Facility

On January 31, 2003, the Company entered into a $15,000 revolving credit facility with Bank of America Business Capital (‘BOA’) (formerly Fleet Capital Corporation). On December 17, 2004, the revolving credit facility with BOA was replaced by the new $35,000 credit agreement with GE. In connection with the refinancing, the Company expensed in December 2004, the $125 in related deferred financing costs, as well as a $100 early loan termination fee in selling, general and administrative expenses. The BOA credit facility was secured by a lien on substantially all of the Company’s assets. Interest accrued on the principal amount of borrowings under this facility at a fluctuating rate per year equal to the lesser of BOA’s prime rate for commercial loans plus one percent (subject to a two percent increase upon the occurrence of an event of default under the loan agreement). As of December 17, 2004, the interest rate applicable to borrowings under the old revolving credit facility was 6.25%. Commitment fees on the unused balance were equal to .375% per annum of the average monthly amount by which $15,000 exceeded the sum of the outstanding principal balance of the revolving credit loans. Commitment fees paid during the quarter ended December 31, 2004 were $5.

Bridge Loan

On October 31, 2002, the Company received a $9,300 bridge loan from Castletop Capital, L.P., a limited partnership controlled by Morton Topfer, Chairman of the Company’s Board of Directors. The proceeds from this loan were used to repay all the Company’s obligations under its previous term loan and revolving credit facility. The loan was evidenced by a Senior Secured Note originally due January 31, 2003. Interest on the note initially accrued at a rate of 7% per annum (subject to a 2% increase upon the occurrence of an event of default under the note). Castletop Capital also received a warrant to purchase up to 297,228 shares of the Company’s common stock for an exercise price equal to the average closing price of the Company’s common stock on the American Stock Exchange for the first five trading days after October 31, 2002 ($1.64 per share). The warrant had a term of five years. On June 26, 2003, Castletop Capital exercised its warrants to purchase 297,228 shares of stock at an exercise price of $1.64.

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

Second Amendment to Bridge Loan

On April 11, 2003, the Company entered into a second amendment to the bridge loan to increase the aggregate principal amount of the Subordinated Note in favor of Castletop Capital, L.P. from $2,000 to $5,000. No other changes were made to the note. The additional borrowing was used to fund the $3,200 renewal premium payable in connection with the renewal of the Company’s Directors and Officers liability insurance coverage (which renewal premium represented a combination of the market premium for D&O coverage for the period from April 7, 2003 through April 7, 2004 plus the Company’s contribution toward a potential settlement in the class action lawsuit) (See Note 16). The revolving credit agreement prohibited the Company from prepaying the bridge loan before September 30, 2003. In September 2003, with authorization from BOA, the Company retired this facility by repaying $5,000 in borrowings to Castletop.

Promissory Notes

In connection with the acquisition of Elekon Industries USA, Inc. (See Note 7), the Company issued unsecured Promissory Notes (the Notes) totaling $3,000, of which $1,100 and $2,300 was outstanding at March 31, 2006 and 2005, respectively. At March 31, 2006 and 2005, $1,000 and $1,200, respectively, were considered current. The Notes amortize over a period of three years, are payable quarterly and bear interest at 6%.

Other Short-Term Debt

In connection with the acquisition of Entran, Humirel, HLP, and ATEX, the Company assumed outstanding short-term borrowings. At March 31, 2006 and 2005, $277 and $685, respectively, of this assumed short-term borrowing remains outstanding and is included in short-term debt in the accompanying consolidated balance sheets. Below is a summary of Other Short-Term Debt outstanding:

	2006	2005
Revolver	$3,500	$1,400
European short-term borrowings	277	685
	$3,777	$2,085

Long-Term Debt and Promissory Notes

Below is a summary of the long-term debt and promissory notes outstanding at March 31, 2006 and 2005:

	2006	2005
Prime or LIBOR plus 2.75% five-year term
loan with a final installment due on December
17, 2009.	$17,500	$19,500

Governmental loans from French agencies at no
interest and payable based on R&D
expenditures.	535	702

Term credit facility with six banks at an interest
rate of 4% payable through 2010.	750	1,036

Bonds issued at an interest rate of 3% payable
through 2009.	423	—

Term credit facility with two banks at interest
rates of 3.9%-4.0% payable through 2009.	139	—
	$19,347	$21,238
Less current portion of long-term debt	2,553	2,310
	$16,794	$18,928
6% Promissory Notes payable in six quarterly
installments through July 1, 2007	$1,100	$2,300
Less current portion of promissory notes
payable	1,000	1,200
	$100	$1,100

	Term Loan	Other	Subtotal	Promissory Notes	Total
2007	$2,000	$553	$2,553	$1,000	$3,553
2008	2,000	583	2,583	100	2,683
2009	2,000	460	2,460	-	2,460
2010	11,500	135	11,635	-	11,635
2011	-	75	75	-	75
Thereafter	-	41	41	-	41
Total	$17,500	$1,847	$19,347	$1,100	$20,447

9. SHAREHOLDERS’ EQUITY:

The Company is authorized to issue 21,200,000 shares of capital stock, of which 221,756 shares have been designated as serial preferred stock and 20,000,000 shares have been designated as common stock. Each share of common stock has one vote. The Board of Directors has not designated 978,244 authorized shares of preferred stock.

In December 2001, the Company issued 314,081 shares of common stock in a private placement to a member of the Board of Directors. The purchase price was $2,008 or $6.37 per share, which was an eight percent discount from the average closing price for the twenty trading days preceding December 24, 2001, the effective date of the purchase. These monies that were received in January 2002 were used to fund operations and repay debt. The Company is required to use its best efforts to file a registration statement on Form S-3 to register the resale of these shares following the first anniversary from the effective date at the request of the Board member. As of March 31, 2006 such form has not yet been filed.

On October 31, 2002, Castletop Capital, LP was issued warrants to purchase 297,228 shares of the Company’s common stock in conjunction with the $9,300 loan made to the Company on that date. The warrants had an exercise price of $1.64 per share, and had an exercise period of five years. The Company valued these warrants using a Black-Scholes model at $452, recorded such value as debt discount and charged the discount to interest expense over the life of the debt, which was originally due on January 31, 2003 (See Note 8). On June 26, 2003, Castletop exercised its warrant to purchase 297,228 shares of stock at an exercise price of $1.64.

On various dates, warrants were issued to Corporate Revitalization Partners, (CRP) for successfully achieving objectives outlined by the Company’s Board of Directors and Compensation Committee. In November 2002, warrants to purchase 87,720 shares of the Company’s common stock were issued to CRP for the successful negotiation and execution of a long-term forbearance agreement, and for the Company being in compliance with the forbearance agreement as of September 30, 2002. On January 31, 2003, warrants to purchase an additional 32,895 shares of the Company’s common stock were issued to CRP for the successful refinancing of the Company’s lines of credit. Expense related to these warrants for the fiscal year ended March 31, 2003 was calculated at $234 using a Black-Scholes model. All warrants issued to CRP had an exercise period of three years and exercise prices equal to $2.28. On June 12 and 13, and July 14, 2003, CRP exercised its warrant to purchase all 120,615 shares of stock at an exercise price of $2.28.

Effective April 21, 2003, the Company entered into an agreement with Four Corners Capital Partners LP (‘Four Corners’) a limited partnership of which Mr. Guidone is a principal, to provide for the services of Frank Guidone as Chief Executive Officer of the Company. In connection with the retention of the services of Mr. Guidone, Four Corners was also issued a warrant to purchase up to 600,000 shares of the Company’s common stock at an exercise price of $3.16 per share.

During the fiscal year ended March 31, 2004, the Company recorded a non-cash equity based compensation charge of $6,483, or $.46 per share diluted, for the vesting of the warrants issued to Four Corners. The vesting of these warrants was based on a combination of time and performance factors. The warrants were scheduled to vest beginning the last day of July 2003 through the last day of April 2007 at a rate of 35%, 30%, 20% and 15%, respectively, in each of the four years following the grant date of the warrant. The warrants provide the right to buy shares from time to time until April 30, 2013 with the potential of a reduced vesting period if the Company’s stock price reached certain levels, as shown in the table below:

Period	Acceleration Price	Number of Shares
Period One	$7.50	210,000
Period Two	$10.00	180,000
Period Three	$12.00	120,000
Period Four	$15.00	90,000

The vesting of the warrants was accelerated and became vested on September 18, 2003, October 24, 2003, November 28, 2003, and January 22, 2004, respectively, because the Company’s stock price increased to a level above the defined acceleration prices (See Note 11). There will be no additional charges resulting from these warrants issued to Four Corners as all the warrants vested in the fiscal year ended March 31, 2004.

For the three months ended March 31, 2004, the warrants were valued using the Black-Scholes option pricing model, using a risk free rate of 0.95%, volatility of 0.27, and warrant life of two months. On March 29, 2004, Four Corners has exercised the warrant to purchase an aggregate of 600,000 shares of common stock and elected to pay the exercise price of the warrant by having the Company withhold a number of shares having a fair market value to the exercise price. Based on the closing price of $19.11 on March 29, 2004, Four Corners received 500,785 shares of common stock from this transaction. The impact on diluted earnings per share of the 600,000 warrant shares issued to Four Corners is considered in Note 14. See Note 11 for related party discussion.

Accumulated Other Comprehensive Income:

Accumulated other comprehensive income consists of foreign currency translation adjustments. The largest portion of the cumulative translation adjustment relates to the Company’s European operations and reflects the changes in the Euro exchange rate relative to the US dollar. A smaller portion of the cumulative translation adjustment is due changes in the value of Chinese renminbi relative to the US dollar with the Company’s operations in China.

10. BENEFIT PLANS:

Defined Contribution Plans:

The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. Substantially all of its U.S. employees are eligible to participate after completing three months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions. The Company intends to match $244 to the plan for the fiscal year ended March 31, 2006. For the fiscal year ended March 31, 2005 and 2004, the Company’s matching contribution was $241 and $362, respectively.

Defined Benefit Plans:

The Company’s European operations maintain certain supplemental defined benefit plans for substantially all of its employees. The gross amount of the future benefit to be paid for pension and retirement will be fully covered through a specific contract subscribed through an insurance company. Annual payments for this obligation total approximately $30.

11. RELATED PARTY TRANSACTIONS:

As part of the Elekon acquisition, (See Note 5) the Company has a long-term contract with Opto Circuits India, which defines a fixed pricing agreement, as well as providing intellectual property protections. Opto Circuits, a supplier of photo optic products, is a public company in India. Approximately 30% is owned by the public and 13% is owned by former employees of the Company (formerly employees of Elekon). For the fiscal year ended March 31, 2006 and 2005, payments of $4,000 and $2,211, respectively, were made to Opto for inventory purchases. Accrual for payments due to Opto for receipts of inventory prior to March 31, 2006 and 2005 were $702 and $1,240, respectively, and is recorded in the balance sheet as a part of Accounts Payable. Although the Company accounts for a significant portion of Opto’s, revenues there are no agreements which would require the Company to make minimum payments to Opto, nor is Opto obligated to maintain capacity available for the Company’s benefit.

Restructuring Services

In May 2002, the Company retained Corporate Revitalization Partners (‘CRP’) to conduct its ongoing operational/financial restructuring efforts. In June 2002, Frank Guidone, a Managing Director of CRP, became the Company’s Chief Executive Officer (See ‘Executive Services and Non-Cash Equity Based Compensation’ below for a discussion of the current agreement relating to Mr. Guidone’s services as Chief Executive Officer of the Company). The Company no longer utilizes the restructuring services of CRP as of the end of March 2004. As of March 31, 2004, on a cumulative basis, the Company had incurred $3,613 in consulting fees and expenses to CRP (excluding the success fees described in this paragraph). For the fiscal years ended March 31, 2004 the Company incurred $1,011 in fees to CRP.

In addition to consulting fees based on hours billed by CRP consultants (at hourly rates that range from $175 to $275 and that are capped at a maximum of 50 hours per consultant each week), CRP earned an aggregate ‘success fee’ of $138 and warrants exercisable to purchase an aggregate of 120,615 shares of the Company’s common stock (at an exercise price of $2.28/share) as a result of the achievement of certain goals in connection with the Company’s restructuring program. On June 12 and 13, and July 14, 2003, CRP exercised its warrant to purchase 120,615 shares of stock at an exercise price of $2.28. During the fiscal year ended March 31, 2004, the Company expensed $6,483 relating to the CRP warrants (See Note 9).

Executive Services and Non-Cash Equity Based Compensation

On April 21, 2003, the Compensation Committee of the Company’s Board of Directors reached a verbal agreement with Frank Guidone regarding his long term retention as Chief Executive Officer. Definitive agreements memorializing this arrangement were entered into on July 22, 2003, between the Company and Four Corners Capital Partners, LP (‘Four Corners’), a limited partnership of which Mr. Guidone is a principal. Pursuant to this arrangement, Four Corners will make Mr. Guidone available to serve as the Company’s Chief Executive Officer for which it will receive an annual fee of $400 (plus travel costs for Mr. Guidone) and will be eligible to receive a performance-based bonus. The agreement is for an indefinite period of time and both parties have the right to terminate the agreement on sixty day’s advance notice. Through March 31, 2004, the Company paid an aggregate of $333 and $78 for compensation and for the reimbursement of travel costs, respectively, to Four Corners under this agreement. During fiscal year 2006 and 2005, the Company paid an aggregate of $400 for compensation each year and $129 and $96, respectively, for the reimbursement of travel costs, respectively, to Four Corners under this agreement.

In connection with the retention of the services of Mr. Guidone, Four Corners was also issued a warrant to purchase up to 600,000 shares of the Company’s common stock at an exercise price of $3.16 per share. Subject to the continued service of Mr. Guidone, the right to purchase the shares was originally scheduled to vest at a rate of 35%, 30%, 20% and 15%, respectively, in each of the four years following the grant date of the warrant, with the potential of a reduced vesting period if certain performance targets are achieved. As a result of the performance of the Company’s common stock, all warrant shares became vested during the fiscal year ended March 31, 2004. As a result of the performance of the Company’s common stock, the 35%, 30%, 20% and 15% of the warrant shares became vested on September 18, 2003, October 24, 2003, and November 28, 2003, and January 22, 2004, respectively.

During the fiscal year ended March 31, 2004, the Company recorded a non-cash equity based compensation charge of $6,483, or $.46 per share diluted, for the vesting of the warrants issued to Four Corners Capital Partners LP, a limited partnership of which Mr. Guidone is a principal. The vesting of these warrants was based on a combination of time and performance factors. The warrants were scheduled to vest beginning the last day of July 2003 through the last day of April 2007 at a rate of 35%, 30%, 20% and 15%, respectively, in each of the four years following the grant date of the warrant. The warrants provide the right to buy shares from time to time until April 30, 2013 with the potential of a reduced vesting period if the Company’s stock price reached certain levels, as shown in the table below:

Period	Acceleration Price	Number of Shares
Period One	$7.50	210,000
Period Two	$10.00	180,000
Period Three	$12.00	120,000
Period Four	$15.00	90,000

The vesting of the warrants was accelerated and became vested on September 18, 2003, October 24, 2003, November 28, 2003, and January 22, 2004, respectively, because the Company’s stock price increased to a level above the defined acceleration prices. There will be no additional charges resulting from these warrants issued to Four Corners as all the warrants vested in the fiscal year ended March 31, 2004.

For each of the quarters in the fiscal year ended March 31, 2004, the warrant was valued using the Black-Scholes option pricing model, using a risk free rate, volatility factor, and warrant life as detailed in the chart below.

WARRANT VALUATION

	Year ended March 31, 2004
	Q1	Q2	Q3	Q4
Shares vested	-	210,000	300,000	90,000
Option value	$5.28	$10.36	$9.17-17.28	$18.43
Volatility	62.79%	45.84%	25.07%-43.82%	27.23%
Risk-Free Interest Rate	1.08%	1.01%	0.95%-1.04%	0.95%

On March 29, 2004, Four Corners exercised the warrant to purchase an aggregate of 600,000 shares of common stock and elected to pay the exercise price of the warrant by having the Company withhold a number of shares having a fair market value equal to the exercise price. Based on the closing price of $19.11 on March 29, 2004, Four Corners received 500,785 shares of common stock from this transaction. See Note 14 for impact on diluted earnings per share of the 600,000 warrant shares issued to Four Corners. See Note 8 for impact on Shareholder’s equity.

In addition, in connection with this arrangement, Mr. Guidone entered into a non-competition agreement and Four Corners was granted registration rights relating to any shares purchased under the warrant.

On April 5, 2006, the Company entered into an Employment Agreement with Mr. Guidone, the current Chief Executive Officer of the Company, effective as of March 30, 2006 (the “Employment Agreement”). The Employment Agreement is for an initial term of two years with automatic renewal for successive one-year terms unless either party gives timely notice of non renewal.

Under the terms of the Employment Agreement, Mr. Guidone will continue to serve as the Chief Executive Officer of the Company at an annual base salary of $450. Pursuant to the terms of the Employment Agreement dated March 30, 2006, Mr. Guidone is entitled to receive an option to purchase 300,000 shares of the Company’s common stock at an exercise price per share equal to the fair market value of a share of the Company’s common stock on March 30, 2006 (the “Option”). The Option shall be granted pursuant to the Company’s 2006 Stock Option Plan (the “Option Plan”) and shall be subject to the terms, conditions and provisions thereof and of the certificate or agreement evidencing the Option. Notwithstanding the foregoing, the Option Plan is subject to approval by the stockholders of the Company, and in the event that such approval is not obtained, the Option shall be rescinded by the Company and the Company shall have no liability or obligation to Mr. Guidone with respect thereto.  In addition, Mr. Guidone received a prepaid bonus in the amount of $50 in connection with the execution of the Employment Agreement. This prepaid bonus shall be credited against the aggregate of any bonus amounts payable to the CEO in fiscal 2007. Mr. Guidone shall also be eligible to receive an annual bonus pursuant to the Company’s Bonus Plan, payable in accordance with the terms thereof, based upon annual performance criteria and goals established by the Compensation Committee of the Board of Directors of the Company.

See Note 7 for a discussion of the bridge loan from and related warrants issued to Castletop Capital, L.P., a limited partnership controlled by Morton L. Topfer, Chairman of the Company’s Board of Directors.

12. RESTRUCTURING AND OTHER COSTS:

During the fiscal year ended March 31, 2006 and 2005, the Company had no restructuring costs. For the fiscal year ended March 31, 2004, the Company recorded a charge of $506 for additional costs relating to its restructuring plan. This charge resulted from the settlement of litigation related to its former facility in Valley Forge, Pennsylvania. At March 31, 2006 and 2005, the restructuring accrual was $440. This accrual is recorded in current liabilities and relates to a lease termination for which the Company recorded a dilapidation liability.

13. INCOME TAXES:

Income (loss) before income taxes for continuing operations consists of the following:

	2006	2005	2004
Domestic	$4,828	$6,860	$(5,937)
Foreign	8,723	5,608	3,910
	$13,551	$12,468	$(2,027)

The income tax provision (benefit) from continuing operations consists of the following:

	2006	2005	2004
Current:
Federal	$153	$35	$49
Foreign	930	430	(73)
State	45	279	229
Total	$1,128	$743	$205
Deferred:
Federal	$1,058	$2,115	$(13,377)
Foreign	(157)	(469)	-
State	1,195	299	(2,449)
Total	$2,096	$1,945	$(15,826)
	$3,224	$2,688	$(15,621)

Differences between the federal statutory income tax rate and the effective tax rates for continuing operations are as follow:

	2006	2005	2004
Statutory tax rate	34.0%	34.0%	34.0%
Fine	0.0%	0.0%	3.7%
Options	0.0%	0.0%	1.9%
Effect of foreign taxes	-16.4%	-14.1%	-7.3%
State taxes and other	6.0%	1.7%	2.2%
Valuation allowance	0.4%	0.0%	-802.4%
Other	-0.2%	0.0%	2.8%
	23.8%	21.6%	-770.7%

The difference between the Federal statutory rate and the effective tax rate relates primarily to reduced income tax applied to pre-tax income generated by the Company’s foreign subsidiaries, and for fiscal 2004, included changes to the valuation allowance. The Company considers undistributed earnings of its foreign subsidiaries to be indefinitely reinvested outside of the United States, and accordingly, no US deferred taxes have been recorded with respect to such earnings. Should the earnings be remitted as dividends, the Company may be subject to additional US taxes net of allowable foreign tax credits. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings.

The Company has received on an annual basis over the past 8 years certain tax reductions from the tax authorities in China, as the Company qualifies as a high-technology and export business enterprise. This special tax status provides the Company, among other things, reductions in statutory national and local tax rates in China from approximately 15% to approximately 10%. These reduced tax rates have resulted in tax reductions of approximately $420, or $0.03 per share, $288, or $0.02 per share, and $222, or $0.02 per share for fiscal years ended March 31, 2006, 2005 and 2004, respectively. This special tax status is renewed annually provided that the Company meets certain threshold targets.

The Hong Kong statutory corporate tax rate, at which the Company's Hong Kong Subsidiaries' earnings are taxed, is 17.5 percent. The statutory corporate tax rates for the Company's subsidiaries in France and Germany are approximately 33 percent and 38 percent, respectively.

The significant components of the net deferred tax assets for continuing operations consist of the following:

	Year ended March 31,
	2006	2005
Current Deferred Tax Assets:
Net operating loss carryforward	$443	$2,892
Accounts receivable allowance	87	74
Inventory	803	718
Accrued expenses	321	770
Other	59	258
Total deferred tax assets	1,713	4,712
Current Deferred Tax Liabilities:
Basis difference in acquired intangible assets	(203)	(485)
Net Current Deferred Tax Assets	$1,510	$4,227
Long-Term Deferred Tax Assets
AMT	$90	$-
Warranty	6	-
Net operating loss carryforward	12,828	7,874
Other	854	-
Total long term asset	13,778	7,874
Valuation allowance	(58)	-
Net long-term deferred tax assets	$13,720	$7,874
Long-Term Deferred Tax Liabilities
Basis difference in fixed assets	$(152)	$(878)
Basis difference in acquired intangible assets	(2,401)	(1,311)
Other	(382)	-
Total long term liabilities	(2,935)	(2,189)
Net long term deferred tax asset	$10,785	$5,685

The following are the net deferred tax assets and deferred tax liabilities by jurisdiction:

	March 31,
	2006	2005
Net deferred tax assets:
Current deferred tax assets:
Domestic	$1,507	$4,664
Europe	74	10
China and Hong Kong	132	95
Total	1,713	4,769
Non-current deferred tax assets:
Domestic	8,889	7,328
Europe	4,668	905
China and Hong Kong	163	63
Total	13,720	8,296
Total deferred tax assets	$15,433	$13,065
Net deferred tax liabilities:
Current deferred tax liabilities:
Domestic	(203)	(406)
Europe	-	-
China and Hong Kong	-	(79)
Total current deferred tax liabilities:	(203)	(485)
Non-current deferred tax liabilities
Domestic	(1,074)	(1,681)
Europe	(1,861)	(930)
China and Hong Kong	-	-
Total non-current deferred tax liabilities	(2,935)	(2,611)
Total deferred tax liabilities	$(3,138)	$(3,096)
Net deferred tax assets	$12,295	$9,969

In 2003, the Company had a pre-tax loss for financial reporting purposes. Recognition of deferred tax assets required generation of future taxable income. Since there was no assurance that the Company would generate profits at the end of March 2003, a valuation allowance was established for $15,414.

The Company has reversed this valuation allowance for the year ended March 31, 2004. The analysis of positive evidence supporting the conclusion that the valuation allowance was no longer applicable included the assessment of three key issues that principally lead to the allowance: Substantial operating losses, debt and pending litigation. The analysis supporting the reversal of the valuation allowance was straight-forward, as the positive evidence which could be objectively verified outweighed the negative evidence. Current and expected results of the Company, as well as taking into account the status of litigation at that time, indicated that the valuation allowance was not needed. The Company had fully executed a restructuring whereby the Company returned to profitability, as supported by the strong earnings during fiscal 2004, coupled with the elimination of debt, a forecast indicating the Company would generate more than enough taxable income to realize the deferred tax assets and the status of litigation, the Company reversed the valuation allowance for the deferred tax assets. The Company has determined no valuation allowances are required for deferred assets for the year ended March 31, 2005.

The $58 valuation allowance at March 31, 2006 primarily relates to one of the Company's subsidiaries in Germany, which was shut down in 2006, and consequently, the related deferred tax assets will not be realized.

The Company has U.S. federal and state net operating loss carryforwards of approximately $23,767, which expire beginning in fiscal year 2022.  The Company has net operating loss carryforwards in Germany and France of approximately $10,000 and $1,115, respectively, which are not subject to expiration. The Company has a federal AMT tax credit carryforward of approximately $90, which does not expire..

14. EARNINGS PER SHARE INFORMATION:

Basic per share information is computed based on the weighted-average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, less the shares that may be repurchased with the funds received from their exercise. The following is a reconciliation of the numerators and denominators of basic and diluted EPS computations for the years ended March 31, 2006, 2005 and 2004:

	Net income (000) (Numerator)	Weighted average shares (000) (Denominator)	Earnings per share amounts
March 31, 2006:
Basic per share information	$24,534	13,704	$1.79
Effect of dilutive securities		652	$(0.08)
Diluted per-share information	$24,534	14,356	$1.71
March 31, 2005:
Basic per share information	$14,826	13,392	$1.11
Effect of dilutive securities		703	$(0.06)
Diluted per-share information	$14,826	14,095	$1.05
March 31, 2004:
Basic per share information	$21,586	12,333	$1.75
Effect of dilutive securities		1,664	$(0.21)
Diluted per-share information	$21,586	13,997	$1.54

For the years ended March 31, 2006, 2005 and 2004, respectively, an aggregate of 400,575, 327,550, and 1,217,000 options and warrants respectively, were excluded from the earnings per share calculation because their effect would be anti-dilutive.

15. STOCK OPTION PLANS:

Options to purchase up to 1,828,000 common shares were eligible to be granted under MSI’s 1995 Stock Option Plan and its predecessor plan (together the ‘1995 Plan’), until its expiration on September 8, 2005.

Shares issuable under 1995 Plan grants which expire or otherwise terminate without being exercised become available for later issuance. All shares eligible for grant were issued prior to April 1, 1999.

Options to purchase up to 1,500,000 shares may be granted under the Company’s 1998 Stock Option Plan, (the ‘1998 Plan’) until its expiration on October 19, 2008. Shares issuable under 1998 Plan grants which expire or otherwise terminate without being exercised become available for later issuance. A total of 562,984, 941,499, and 1,246,694 options to purchase shares were outstanding at March 31, 2006, 2005 and 2004, respectively under the 1998 plan.

On July 28, 2003, the Board of Directors adopted the Measurement Specialties, Inc. 2003 Stock Option Plan, which was approved by shareholders at the 2003 Annual Meeting on September 23, 2003. Options to purchase up to 1,000,000 common shares were eligible to be granted under the 2003 stock option plan, and as of March 31, 2006 and 2005 respectively, 908,880 and 564,450, stock options were issued and outstanding under the 2003 stock option plan. As of March 31, 2004, there were no stock options issued under the 2003 stock plan.

Options under all Plans generally vest over service periods of up to five years, and expire no later than ten years from the date of grant. Options may, but need not, qualify as ‘incentive stock options’ under section 422 of the Internal Revenue Code. Tax benefits are recognized upon nonqualified exercises and disqualifying dispositions of shares acquired by qualified exercises. There were no changes in the exercise prices of outstanding options, through cancellation and re-issuance or otherwise, for 2006, 2005, or 2004.

The number of shares remaining for future issuance under equity compensation plans totaled 131,103 and 768,975 as of March 31, 2006 and 2005, respectively.

A summary of the status of stock options as of March 31, 2006, 2005, and 2004 and changes during the years ended on those dates is presented below:

	Number of outstanding		Weighted average
	shares exercisable		exercise price
	Outstanding	Exercisable	Outstanding	Exercisable
March 31, 2003	2,263,350	814,120	$6.23	$6.38
Granted at market	151,000	-	12.92
Forfeited	(76,800)	-	7.91
Exercised	(420,026)	-	2.59
March 31, 2004	1,917,524	905,980	7.50	7.42
Granted at market	618,400	-	22.48
Forfeited	(575,225)	-	12.32
Exercised	(298,485)	-	4.03
March 31, 2005	1,662,214	729,190	12.00	6.75
Granted at market	584,830	-	23.86
Modified grant below market (See Note 6)	18,420	-	1.64
Forfeited	(382,358)	-	14.00
Exercised	(411,242)	-	7.54
March 31, 2006	1,471,864	500,570	17.45	9.87

Information disclosed in the status of stock options table above includes all stock option plans. The prior year disclosure only included the 2003 Option Plan. There was no impact on previously reported pro-forma earnings and earnings per share.

Summarized information about stock options outstanding at March 31, 2006 follows:

				Weighted average		Average
Number of underlying shares				exercise price		remaining
Outstanding	Exercisable	Exercise price range		Outstanding Exercisable		contract life
278,734	207,020	$1.38	$1.64	$1.60	$1.59	3.88
71,050	48,050	2.25	3.81	2.49	2.58	4.30
471,900	221,300	5.40	23.39	18.79	17.12	5.04
650,180	24,200	$24.14	$26.69	24.73	26.17	6.61
1,471,864	500,570			$17.45	$9.87	$5.48

Based on calculations using the Black-Scholes option pricing model, the weighted-average fair value of options granted in 2006, 2005, and 2004 at the date of grant was $8.59, $8.10, and $12.74 per share, respectively. The weighted average remaining contractual life of outstanding options was 5.48 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (single grant assumption with straight-line amortization) with the following weighted-average assumptions:

Black-Scholes option pricing model assumption

	2006	2005	2004
Expected volatility	35.34%	33.26%	205.80%
Risk-free interest rate	4.40%	1.85%	1.80%
Dividend yield	-	-	-
Expected life in years	2	4	5

16. COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases certain property and equipment under non-cancelable operating leases expiring on various dates through March 2015. The Company provided an unconditional guarantee up to a maximum amount of $1,000 under a property sub-lease if the sub-lessor defaults. Expenses for leases that include escalated lease payments are recorded on a straight-line basis over that base lease period, in accordance with SFAS No. 13. Rent expense, including real estate taxes, insurance and maintenance expenses associated with net operating leases approximate $2,594 for 2006 $1,742 for 2005, and $1,883 for 2004. At March 31, 2006, total minimum rent payments under leases with initial or remaining non-cancelable lease terms of more than one year were:

Year ending March 31,
2007	$3,242
2008	2,474
2009	2,268
2010	2,022
2011	1,366
Thereafter	1,939

Minimum payments have not been reduced by minimum sublease rentals of $150 per year due in the future under non-cancelable subleases.

The Company leases certain equipment under capital lease arrangements. At March 31, 2006 and 2005, the gross amount of equipment and related accumulated amortization recorded under capital leases were $2,786 and $645, respectively.

Below is a schedule of future payments under capital leases:

	Year 1	Year 2	Year 3	Year 4	Year 5	Total
Capital Lease Obligations	606	832	671	586	91	2,786

Litigation:

Pending Legal Matters

Robert L. DeWelt v. Measurement Specialties, Inc. et al., Civil Action No. 02-CV-3431. On July 17, 2002, Robert DeWelt, the former acting Chief Financial Officer and former acting general manager of the Company’s Schaevitz Division, filed a lawsuit against the Company and certain of the Company’s officers and directors in the United States District Court of the District of New Jersey. Mr. DeWelt resigned on March 26, 2002 in disagreement with management’s decision not to restate certain of the Company’s financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. The Company has filed a Motion to Dismiss this case, which was denied on June 30, 2003. The Company has answered the complaint and the Company is engaged in the discovery process. This litigation is ongoing and we cannot predict its outcome at this time.

SEB Patent Issue. On December 12, 2003, Babyliss, SA, a wholly owned subsidiary of Conair Corporation, received notice from the SEB Group (SEB) alleging that certain bathroom scales manufactured by the Company and sold by Babyliss in France violated certain patents owned by SEB. On May 19, 2004, SEB issued a Writ of Summons to Babyliss and the Company, alleging patent infringement and requesting the Tribunal de Grande Instance de Paris to grant them unspecified monetary damages and injunctive relief. Pursuant to the indemnification provisions of the Conair transaction, the Company has assumed defense of this matter. On January 4, 2006, the Tribunal ruled in the Company’s favor, invalidating the claims of the SEB patent that SEB had asserted. Although the time for appeal has not yet expired, the Company is unaware of any appeal of this decision by SEB.

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, or operating results.

Settled legal matters:

Exeter Technologies, Inc. and Michael Yaron v. Measurement Specialties, Inc. (Arbitration). Exeter Technologies, Inc. (‘Exeter’) and Michael Yaron alleged underpayments of approximately $322 relating to a January 5, 2000 Product Line Acquisition Agreement. The Company maintained that the claim failed to recognize our rights to certain contractual allowances and offsets. In March 2004, the parties settled this matter for a $300 payment by the Company.

Measurement Specialties, Inc. Securities Litigation. On March 20, 2002, a class action lawsuit was filed on behalf of purchasers of the Company’s common stock in the United States District Court for the District of New Jersey against the Company and certain of its present and former officers and directors. The complaint was subsequently amended to include the underwriters of the Company’s August 2001 public offering as well as the Company’s former auditors. The lawsuit alleged violations of the federal securities laws. The lawsuit sought an unspecified award of money damages. After March 20, 2002, nine additional similar class actions were filed in the same court. The ten lawsuits were consolidated into one case under caption In re: Measurement Specialties, Inc. Securities Litigation, 02 Civ. No. 1071 (D.N.J.). Plantiffs filed a Consolidated Amended Compliant on September 12, 2002. The underwriters made a claim for indemnification under the underwriting agreement.

On April 1, 2004, the Company reached an agreement in principle to settle this class action lawsuit. On July 20, 2004, the court approved the settlement agreement. Pursuant to the agreement, the case has been settled as to all defendants in exchange for payments of $7,500 from the Company and $590 from Arthur Anderson, the Company’s former auditors. Both the Company’s primary and excess D&O insurance carriers initially denied coverage for this matter. After discussion, the Company’s primary D&O insurance carrier agreed to contribute $5,000 and the Company’s excess insurance carrier agreed to contribute $1,400 to the settlement of this case. As part of the arrangement with the Company’s primary carrier, the Company agreed to renew its D&O coverage for the period from April 7, 2003 through April 7, 2004. The $3,200 renewal premium represented a combination of the market premium for an aggregate of $6,000 in coverage for this period plus a portion of the Company’s contribution toward the settlement.

SEC Investigation. In February 2002, the Company contacted the staff of the SEC after discovering that its former chief financial officer had made the misrepresentation to senior management, its board of directors and its auditors that a waiver of a covenant default under our credit agreement had been obtained when, in fact, the Company’s lenders had refused to grant such a waiver. Since February 2002, the Company and a special committee formed by our board of directors have been cooperating with the staff of the SEC. In June, 2002, the staff of the Division of Enforcement of the SEC informed the Company that it was conducting a formal investigation relating to matters reported in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2001. On June 28, 2004, the Company reached a definitive settlement agreement with the SEC which resolved the SEC’s investigation of the Company. On June 30, 2004, the court approved the settlement agreement. Pursuant to the definitive settlement agreement, the Company paid one dollar in disgorgement and $1,000 in civil penalties.

Settlement of the above matters resulted in litigation expense of $1,500 in the year ended March 31, 2004.

17. SEGMENT INFORMATION:

The Company has one reportable segment, sensor business. The Company sold the Consumer segment on December 1, 2005. For a description of the products and services, see Note 1.

Geographic information, excluding discontinued operations, for revenues based on country of destination, and long-lived assets based on country of location, which includes property, plant and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization follows:

	2006	2005	2004
Net sales:
United States	$90,387	$67,140	$44,045
Europe and other	22,030	16,322	7,634
China	9,000	8,806	8,568
Total	$121,417	$92,268	$60,247
Long-lived assets:
United States	$4,230	$2,653	$2,368
Europe and other	8,428	3,182	-
China	9,428	6,854	6,152
Total	$22,086	$12,689	$8,520

18. CONCENTRATIONS:

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, are principally cash, long-term debt, trade accounts receivable and note receivable.

The Company generally maintains its cash equivalents at major financial institutions in the United States, Europe, Hong Kong, and China. Cash held in foreign institutions amounted to $8,773 and $4,229 at March 31, 2006 and 2005, respectively. The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy.

MSI Sensors (China) Ltd. is subject to certain Chinese government regulations, including currency exchange controls, which limit cash dividends and loans to MSI Sensors (Asia) Limited and MSI. At March 31, 2006 and 2005 MSI Sensors (China) Ltd net assets approximated $18,503 and $10,455, respectively.

Accounts receivable are concentrated in the United States and Europe and the note receivable is concentrated in Hong Kong. At March 31, 2006 and 2005, accounts receivable in the United States totaled $11,109 and $10,207, respectively, and accounts receivable in Europe totaled $4,853 and $3,206, respectively. To limit credit risk, the Company evaluates the financial condition and trade payment experience of customers to whom credit is extended. The Company generally does not require customers to furnish collateral, though certain foreign customers furnish letters of credit.

The Company manufactures the substantial majority of its sensor products in the Company’s factory in leased premises located in Shenzhen, China. Sensors are also manufactured at the Company’s United States facilities located in Virginia and California and at two of the Company’s facilities in France. Substantially all of the Company’s optical products are assembled in India, by a single supplier, Opto Circuits. Additionally, most of the Company’s products contain key components, which are obtained from a limited number of sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond the Company’s control, including, political, economic and legal uncertainties resulting from the Company’s operations in China. The Company’s 298 employees in Europe are covered by collective bargaining agreements

Our largest Sensor business customer, a large U.S. OEM automotive supplier, accounted for approximately 18.1% of our net sales during fiscal 2006, approximately 15.3% of our sales during fiscal 2005, and approximately 14.5% during fiscal 2004. No other customers accounted for more than 10% during the fiscal years ended March 31, 2006 and 2005.

19. SUBSEQUENT EVENTS (UNAUDITED):

On April 3, 2006, the Company consummated the acquisition of all of the capital stock of YSIS Incorporated (“YSI Temperature”), a division of YSI Incorporated, for $14,000 in cash. YSI Temperature manufactures thermistors and had revenues of approximately $12,000 in fiscal 2005.

On April 3, 2006, the Company consummated the acquisition of all of the capital stock of BetaTHERM Group Ltd., a sensor company headquartered in Galway, Ireland (“BetaTHERM”), for $38,000 ($35,000 in cash at close, $2,000 deferred acquisition payments and $1,000 in Company shares.) Established in 1983, BetaTHERM manufactures precision thermistors used for temperature sensing in aerospace, biomedical, automotive, industrial and consumer goods applications. BetaTHERM had annual revenues of $20,000 in 2005. BetaTHERM has a U.S. sales office located in Massachusetts and a plant located in northern China.

To support the financing of the acquisitions of YSI Temperature and BetaTHERM, on April 3, 2006, the Company entered into an Amended and Restated Credit Agreement with General Electric Capital Corporation, JP Morgan Chase Bank, N.A. and Wachovia Bank, National Association, which credit facility is comprised of a $20,000 term loan and a $55,000 revolver.

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Presented below is a schedule of selected quarterly operating results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended June 30	Ended Sept. 30	Ended Dec. 31	Ended March 31
Year Ended March 31, 2006
Net sales	$25,278	$29,571	$31,006	35,562
Gross profit	12,562	13,742	14,556	15,766
Net income (loss) from continuing operations	1,273	2,428	3,734	2,892
Income from discontinued operations net of taxes before gain	1,663	1,917	1,565	23
Gain on disposition of discontinued operations (net of income tax)	-	-	9,090	(51)
Net Income	2,936	4,345	14,338	2,915
Income - continuing operations
EPS basic	0.09	0.18	0.27	0.21
EPS diluted	0.09	0.17	0.26	0.20
Income - discontinued operations
EPS basic	0.12	0.14	0.11	-
EPS diluted	0.12	0.13	0.11	-
Income gain on disposition of discontinued operations
EPS basic	-	-	0.67	-
EPS diluted	-	-	0.64	-
Year Ended March 31, 2005
Net sales	$17,140	$23,553	$22,957	$28,618
Gross profit	9,876	11,637	11,929	13,600
Net income (loss) from continuing operations	2,298	2,582	2,377	2,523
Income from discontinued operations net of taxes	940	1,472	1,210	1,424
Gain on disposition of discontinued operations (net of income tax)	-	-	-	-
Net Income	3,238	4,054	3,587	3,947
Income - continuing operations
EPS basic	0.18	0.19	0.18	0.18
EPS diluted	0.16	0.18	0.17	0.17
Income - discontinued operations
EPS basic	0.07	0.11	0.09	0.11
EPS diluted	0.07	0.11	0.08	0.10

Earnings per share are computed independently for each of the quarters presented, on the basis described in Note 14. The sum of the quarters may not be equal to the full year earnings per share amounts. There was an adjustment of approximately $695 during the third quarter of fiscal 2006 that increased income tax expense. This adjustment was the revaluation of the related U.S. net deferred tax assets based on a lower estimated effective U.S. tax rate. Also impacting quarterly results during fiscal 2005, the Company made several acquisitions, the timing of which had a larger impact during the third and fourth quarters. During the fourth quarter of fiscal 2005, the Company recorded the provision for income taxes which included a number of year end adjustments resulting in a lower effective tax rate (21.2% versus 28.5%). These year end adjustments primarily related to: (i) adjustments with the allocation of income to jurisdictions with lower tax rates based on the review of various transfer pricing factors, (ii) the recordation of additional deferred tax assets and (iii) the amortization of certain deferred tax liabilities associated with recent acquisitions. The Company assessed the impact of these adjustments relative to the first three quarters and prior year, and determined there was no material impact of the periods reported.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 31, 2006, 2005, and 2004

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
			Charged to
	Balance at	Charged to	Other
	Beginning of	Costs and	Accounts		Deductions-		Balance at End
Description	Period	Expenses	Describe		Describe		of Period
Year ended March 31, 2006
Deducted from asset and liability accounts:
Allowance for doubtful accounts	$244	$250	$(45)	(f)	$(2)	(a)	$447
Sales return and allowance	-	60	-		-	(b)	60
Inventory allowance	2,670	1,561	(1)	(f)	(934)	(c)	3,296
Valuation allowance for deferred taxes	-	-	58	(f)	-	(f)	58
Warranty Reserve	70	32	92	(f)	(48)	(e)	146
Year ended March 31, 2005	-	-	-		-		-
Deducted from asset and liability accounts:
Allowance for doubtful accounts	$183	$(70)	$-		$131	(a)	$244
Sales return and allowance	(1)	5	-		(4)	(b)	-
Inventory allowance	3,137	(79)	-		(388)	(c)	2,670
Valuation allowance for deferred taxes	-	-	-		-		-
Warranty Reserve	89	(73)	-		54	(e)	70
Year ended March 31, 2004	-	-	-		-		-
Deducted from asset and liability accounts:
Allowance for doubtful accounts	$769	$71	$-		$(657)	(a)	$183
Sales return and allowance	111	994	-		(1,106)	(b)	(1)
Inventory allowance	3,573	-	-		(436)	(c)	3,137
Valuation allowance for deferred taxes	15,414	-	-		(15,414)	(d)	-
Warranty Reserve	88	19	-		(18)	(e)	89
(a) Bad debts written off, net of recoveries
(b) Actual returns received
(c) Inventory sold or destroyed
(d) Reverse valuation allowance
(e) Costs of product repaired or replaced
(f) Recorded as part of purchase accounting

S-1