Form 10-Q
period 2006-06-30
MEASUREMENT SPECIALTIES INC
filed 2006-08-09
CIK 778734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,122,504 shares of common stock, no par value per share, as of August 1, 2006.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,
(Dollars in thousands, except per share amounts )	2006	2005
Net sales	$45,991	$25,278
Cost of goods sold	25,416	12,716
Gross profit	20,575	12,562
Operating expenses:
Selling, general, and administrative	13,923	9,871
Non-cash equity based compensation (SFAS 123R)	580	-
Amortization of acquired intangibles	1,018	428
Total operating expenses	15,521	10,299
Operating income	5,054	2,263
Interest expense, net	1,738	471
Other expense	245	43
Income from continuing operations before minority interest and income taxes	3,071	1,749
Minority interest	74	-
Income tax expense from continuing operations	568	467
Income from continuing operations	$2,429	$1,282
Discontinued operations (Note 1):
Income from discontinued operations before income taxes - Consumer	29	2,224
Income taxes from discontinued operations	6	570
Income from discontinued operations	23	1,654
Net income	$2,452	$2,936

Net income per common share - Basic
Income from continuing operations	$0.17	$0.10
Income from discontinued operations	-	0.12
Net income per common share - Basic	$0.17	$0.22

Net income per common share - Diluted
Income from continuing operations	$0.17	$0.09
Income from discontinued operations	-	0.12
Net income per common share - Diluted	$0.17	$0.21

Weighted average shares outstanding - Basic	14,027,986	13,582,488
Weighted average shares outstanding - Diluted	14,442,196	14,302,108

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	June 30, 2006	March 31, 2006

ASSETS

Current assets:
Cash and cash equivalents	$10,974	$9,166
Accounts receivable, trade, net of allowance for doubtful accounts of $548 and $447, respectively	28,854	19,381
Inventories, net	33,161	25,099
Deferred income taxes	1,545	1,510
Prepaid expenses and other current assets	1,880	1,821
Other receivables	1,412	3,409
Due from joint venture partner	706	-
Current portion of promissory note receivable	1,849	1,900
Current assets of discontinued operations	270	1,111
Total current assets	80,651	63,397

Property and equipment, net	24,800	22,086
Goodwill	74,185	41,848
Acquired intangible assets, net	20,356	11,250
Deferred income taxes	9,924	10,785
Promissory note receivable, net of current portion	998	1,397
Other assets	2,041	1,542
Assets of discontinued operations	119	119
Total other assets	132,423	89,027
Total Assets	$213,074	$152,424

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	June 30, 2006	March 31, 2006

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of promissory notes payable	$800	$1,000
Current portion of deferred acquisition payments	4,075	3,972
Short-term debt	245	3,777
Current portion of long-term debt	2,264	2,553
Accounts payable	16,494	11,337
Accrued expenses	1,347	2,190
Accrued compensation	4,656	3,116
Income taxes payable	1,345	789
Current portion of capital lease obligation	606	606
Other current liabilities	1,655	1,731
Current liabilities of discontinued operations	440	1,266
Total current liabilities	33,927	32,337

Other liabilities:
Revolver	49.410	-
Promissory notes payable, net of current portion	50	100
Long-term debt, net of current portion	19,032	16,794
Deferred acquisition payments, net of current portion	1,885	-
Contingent consideration provision	-	3,517
Capital lease obligation, net of current portion	1,855	2,180
Other liabilities	3,689	1,999
Total liabilities	109,848	56,927

Minority Interest	1,241	-

Shareholders' equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	-	-
Common stock, no par; 20,000,000 shares authorized; 14,077,100 and 13,970,033 shares issued and outstanding, respectively	-	-
Additional paid-in capital	68,776	66,371
Retained earnings	33,715	31,263
Accumulated other comprehensive income (loss)	(506)	(2,137)
Total shareholders' equity	101,985	95,497
Total liabilities and shareholders' equity	$213,074	$152,424

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

(Dollars in thousands)	Additional paid-in capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
Balance, March 31, 2005	$61,787	6,729	(500)	$68,016
Comprehensive income:
Net income		2,936		2,936	$2,936
Currency translation adjustment			(1,544)	(1,544)	(1,544)
Comprehensive income					$1,392
Proceeds from exercise of stock options	100			100
Tax benefit from exercise of stock options	135			135
Balance, June 30, 2005	$62,022	$9,665	$(2,044)	$69,643
Balance, March 31, 2006	$66,371	$31,263	$(2,137)	$95,497
Comprehensive income:
Net income		2,452		2,452	$2,452
Currency translation adjustment			1,631	1,631	1,631
Comprehensive income					$4,083
Non-cash equity based compensation	580			580
Issuance of common stock for acquisition of BetaTherm	1,000			1,000
Proceeds from exercise of stock options	825			825
Balance, June 30, 2006	$68,776	$33,715	$(506)	$101,985

See Accompanying Notes to Condensed Consolidated Financial Statements

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	For the quareter ended June 30,
(Dollars in thousands)	2006	2005

Cash flows from operating activities:
Net income	$2,452	$2,936
Income from discontinued operations - Consumer	23	1,654
Income from continuing operations	2,429	1,282

Adjustments to reconcile net income to net cash provided by (used) operating activities:
Depreciation and amortization	2,423	1,240
Gain (loss) on sale of assets	(19)	-
Provision for doubtful accounts	36	159
Provision for inventory obsolescence	450	725
Provision for warranty	38	245
Minority interest	74	-
Non-cash equity compensation	580	-
Deferred income taxes	(10)	59
Net change in operating assets and liabilities:
Accounts receivable, trade	(2,505)	1,619
Inventories	(3,727)	(4,243)
Prepaid expenses and other current assets	604	(88)
Other assets	6	(490)
Accounts payable, trade	2,929	5,341
Accrued expenses and other liabilities	67	(74)
Income taxes payable	(744)	468
Net cash provided by operating activities from continuing operations	2,631	6,243
Cash flows used in investing activities:
Purchases of property and equipment	(2,010)	(1,129)
Proceeds from sale of equipment	57	-
Acquisitions of business, net of cash acquired	(46,360)	(742)
Net cash used in investing activities from continuing operations	(48,313)	(1,871)
Cash flows from financing activities:
Borrowing under long-term debt note	21,885	-
Repayments under secured note	(18,123)	-
Borrowings under short-term debt, revolver and notes payable	45,917	(1,150)
Payments under short-term debt, revolver and notes payable	(3,768)	(1,411)
Payments under capital leases	(52)	-
Tax benefit on exercise of stock options and warrants	-	135
Proceeds from exercise of options and warrants	825	100
Net cash provided (used) in financing activities from continuing operations	46,684	(2,326)

Net cash provided (used) by operating activities of discontinued operations	230	(467)
Net cash provided (used) by investing activities of discontinued operations	473	(189)
Net cash provided (used) by discontinued operations	703	(656)

Net change in cash and cash equivalents	1,705	1,390
Effect of exchange rate changes on cash	103	61
Cash, beginning of period	9,166	4,402
Cash, end of period	$10,974	$5,853

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$831	$398
Income taxes	175	89

Noncash investing and financing transactions:
Deferred acquisition payments	1,787	-
Issuance of stock in connection with acquisition of BetaTherm	1,000	-
Capital leases	-	241

See Accompanying Notes to Condensed Consolidated Financial Statements

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2006

(Dollars in thousands, except share amounts)

1. BASIS OF PRESENTATION

Measurement Specialties, Inc. (the “Company”) sold its Consumer business during the quarter ended December 31, 2005. As a result, assets, liabilities, and results of operations of the Consumer business have been presented as discontinued operations as of June 30, 2006 and March 31, 2006 and for the periods then ended. In addition, prior year amounts have been reclassified to conform with current year presentation. Except as otherwise noted, the descriptions of our business and results of operations contained in this report reflect only our continuing operations.

Interim Financial Statements:

The information presented as of June 30, 2006 and for the three month periods ended June 30, 2006 and 2005 are unaudited, and reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of June 30, 2006 and the results of its operations and cash flows for the three-month periods ended June 30, 2006 and 2005. The March 31, 2006 balance sheet information was derived from the audited consolidated financial statements for the year ended March 31, 2006, which are included as part of the Company’s Annual Report on Form 10-K.

The condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2006, which are included as part of the Company’s Annual Report on Form 10-K.

Description of Business:

Measurement Specialties, Inc. is a global leader in designing and manufacturing sensors for original equipment manufacturers and end users. The Company produces a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics including pressure, position, force, vibration, humidity, temperature, and photo-optics. These sensors are used for industrial, automotive, medical, consumer and military/aerospace applications. The Company’s sensor products include pressure and electromagnetic displacement sensors, transducers, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors, humidity and temperature sensors.

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

The Company's advanced technologies include piezo-resistive silicon sensors, application-specific integrated circuits, micro-electromechanical systems (“MEMS”), piezoelectric polymers, foil strain gauges, force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, electromagnetic displacement sensors, hygroscopic capacitive sensors and ultrasonic sensors. These technologies allow our sensors to operate precisely and cost effectively.

The Company is a global operation with engineering and manufacturing facilities located in North America, Europe and Asia. By functioning globally, the Company has been able to enhance its applications engineering capabilities, increase the Company’s geographic proximity to its customers and leverage its cost structure.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated condensed financial statements include the accounts of the continuing Sensor operations of Measurement Specialties, Inc., its wholly owned subsidiaries (the “Subsidiaries”), and its joint venture in Japan. The Company sold the Consumer business and, accordingly, the financial statements for the Consumer operations are reported separately as discontinued operations for all periods presented.

The Company has made the following acquisitions which are included in the consolidated financial statements as of the effective date of acquisition (See Note 6):

Acquired Company	Effective Date of Acquisition	Country
Elekon Industries USA, Inc. (‘Elekon’)	June 24, 2004	USA
Entran Devices, Inc. and Entran SA (‘Entran’)	July 16, 2004	USA and France
Encoder Devices, LLC (‘Encoder’)	July 16, 2004	USA
Humirel, SA (‘Humirel’)	December 1, 2004	France
MWS Sensorik GmbH (‘MWS’)	January 1, 2005	Germany
Polaron Components Ltd (‘Polaron’)	February 1, 2005	United Kingdom
HL Planartechnik GmbH (‘HLP’)	November 30, 2005	Germany
Assistance Technique Experimentale (‘ATEX’)	January 19, 2006	France
YSIS Incorporated (‘YSI Temperature’)	April 1, 2006	USA
BetaTherm Group Ltd. (‘BetaTherm’)	April 1, 2006	Ireland and USA

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

Use of Estimates:

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, acquired intangibles and goodwill, valuation allowances for receivables, inventories and deferred income tax assets and liabilities, warranties, and valuation of derivative financial instruments. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements:

On July 13, 2006, Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income tax recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (“SFAS No. 109”). FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The Company is currently quantifying the impact of FIN 48; however, the Company does not believe the adoption of FIN 48 will have a material effect on its financial position and results of operations.

Recently Adopted Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (‘FASB’) issued SFAS No. 123R (Revised 2004), Share-Based Payment. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, rather than disclosed in the footnotes to the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Under the effective date provisions included in SFAS No. 123R, registrants would have been required to implement the Statement’s requirements as of the beginning of the first interim or annual period beginning after June 15, 2005, or June 30, 2006 for the Company. The Company adopted SFAS No. 123R as disclosed in Note 3.

On November 24, 2004, the FASB issued Statement No. 151, Inventory Cost - An Amendment of ARB No. 43, Chapter 4. This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. FASB Statement No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, FASB Statement No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in FASB Statement No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The adoption of FASB Statement No. 151 did not have a material effect on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements , and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The adoption of SFAS No. 154 did not have a material effect on the Company’s financial position or results of operations.

3. STOCK BASED COMPENSATION AND PER SHARE INFORMATION

The Company has two active share-based compensation plans. These plans are administered by the compensation committee of the Board of Directors. The Chief Executive Officer selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Terms for stock-option awards include pricing based on the closing price on the award date, and generally vest over four or five years and such awards are granted based on the individual’s performance. Readers should refer to Notes 1 and 15 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, for additional information related to these share-based compensation plans.

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” utilizing the modified prospective approach. Prior to the adoption of SFAS 123R, we accounted for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants to employees.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on April 1, 2006, as well as those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the three months ended June 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of adopting SFAS 123R on April 1, 2006, our income before taxes for the three months ended June 30, 2006 were lower by $580. For the three months ended June 30, 2006, stock compensation expense decreased net income by representing $0.03 on a per diluted share basis, than if the Company had continued to account for share-based compensation under APB Opinion No. 25 for it’s stock option grants.

The Company receives a tax deduction for certain stock options and stock option exercises during the period the options are exercised, generally for the excess of the fair value of the stock over the exercise price of the options at the exercise date. Prior to adoption of SFAS 123R, the Company reported all tax benefits resulting from the award of equity instruments as operating cash flows in its condensed consolidated statements of cash flows. In accordance with SFAS 123R, the Company is required to report excess tax benefits from the award of equity instruments as financing cash flows, however as the Company is currently in a net operating loss carry-forward position, there is no cash flow effect for the excess tax benefits. Excess tax benefits will be recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes once the Company is no longer in a net operating loss carry-forward position.

Net cash proceeds from the exercise of stock options were $825 and $100 for the three months ended June 30, 2006 and 2005, respectively, and the income tax benefit realized for the three month periods ended June 30, 2006 and 2005 from stock option exercises was $0 and $135 , respectively.

The following table illustrates the effect on operating results and per share information had the Company accounted for share-based compensation in accordance with SFAS 123R for the periods indicated (in thousands, except per share amounts):

Quarter ended June 30, 2005

Net income, as reported:	$2,936
Add: Share-based employee compensation reported in net income, net of taxes	-
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	(640)
Pro forma	$2,296

Basic net income per share, as reported:	$0.22
Add: Share-based employee compensation reported in net income, net of taxes	-
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	(0.05)
Pro forma	$0.17

Diluted net income per share, as reported:	$0.21
Add: Share-based employee compensation reported in net income, net of taxes	-
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	(0.05)
Pro forma	$0.16

Stock Options:

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following assumptions for the indicated periods.

	Quarter Ended June 30,
	2006	2005
Dividend yield	-	-
Weighted-average expected volality	70.3%	29.3%
Expected volality	41.8%-91.7%	29.3%
Risk-Free interest rate	4.9%-5.2%	4.8%
Expected life of options (in years)	3.2-7.2	4.8
Weighted-average grant-date fair value	$15.06	$7.21

The assumptions above are based on multiple factors, including historical exercise patterns of employees with respect to exercise and post-vesting employment termination behaviors, expected future exercise patterns for these employees and the historical volatility of our stock price. The expected term of options granted is derived using company-specific, historical exercise information and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

At June 30, 2006, there was $4,753 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2 years. The unrecognized compensation cost above is not adjusted for estimated forfeitures. Including estimated forfeitures, at June 30, 2006, there was $3,640 of unrecognized compensation cost related to share-based payments.

The following table represents stock option activity for the three months ended June 30, 2006:

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life in Years
Outstanding options at beginning of period	1,468,504	$17.36	5.46
Granted	72,500	25.09
Exercised	(103,620)	7.61
Forfeited and expired	(33,070)	20.21
Outstanding options at end of period	1,404,314	18.41	5.52

Outstanding exerciseable at end of period	495,190	$12.81	3.48

Shares available for future stock option grants to employees and directors under existing plans were 95,000 at June 30, 2006. The aggregate intrinsic value of options outstanding at June 30, 2006, was $7,202, and the aggregate intrinsic value of options exercisable of $4,935. Total intrinsic value of options exercised was $1,852 for the three months ended June 30, 2006.

The following table summarizes our non-vested stock option activity for the three months ended June 30, 2006:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested stock options at beginning of period	967,934	$5.51
Granted	72,500
Exercised	(19,420)
Vested	(85,060)
Forfeited and expired	(26,830)
Non-vested stock options at end of period	909,124	$5.23

Per Share Information:

Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options and warrants, less the shares that may be repurchased with the funds received from their exercise. There were approximately 674,000 and 328,000 anti-dilutive weighted shares excluded from the calculation in the periods ended June 30, 2006, and June 30, 2005, respectively.

The computation of the basic and diluted net income per share is as follows:

	Net income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Quarter ended June 30, 2006:
Basic per share information	$2,452	14,027,986	$0.17
Effect of dilutive securities	-	414,210	-
Diluted per-share information	$2,452	14,442,196	$0.17

Quarter ended June 30, 2005:
Basic per share information	$2,936	13,582,488	$0.22
Effect of dilutive securities	-	719,620	(0.01)
Diluted per-share information	$2,936	14,302,108	$0.21

4. INVENTORIES

Inventories, net of inventory reserves, and inventory reserves for slow moving, obsolete and lower of cost or market exposures at June 30, 2006 and March 31, 2006 are summarized as follows:

	June 30, 2006	March 31, 2006
Raw Materials	$17,145	$13,586
Work-in-Process	6,629	4,392
Finished Goods	9,387	7,121
	$33,161	$25,099

Inventory Reserves:	$2,847	$2,670

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases are stated at the present value of minimum lease payments. Property, plant and equipment are summarized as follows:

	June 30, 2006	March 31, 2006	Useful Life
Production equipment & tooling	$27,913	$27,156	3-10 years
Building and leasehold improvements	5,776	3,914	39 years or lesser of useful life or remaining term of lease
Furniture and equipment	8,808	7,135	3-10 years
Construction-in-progress	2,212	1,999
Total	44,709	40,204
Less: accumulated depreciation and amortization	(19,909)	(18,118)
	$24,800	$22,086

Total depreciation from continuing operations was $1,290, and $813 for the quarters ended June 30, 2006 and 2005, respectively. Depreciation expense for discontinued operations for the three months ended June 30, 2006 and 2005 was $0 and $204, respectively. Property and equipment included $2,608 and $2,786 in capital leases at June 30, 2006 and March 31, 2006, respectively.

6. ACQUISITIONS, GOODWILL AND ACQUIRED INTANGIBLES

Recent Acquisitions:

As part of its growth strategy in the Sensors segment, the Company made six acquisitions during the year ended March 31, 2005, two acquisitions during the year ended March 31, 3006, and two acquisitions effective as of April 1, 2006.

Acquisitions are recorded as of the purchase date, and are included in the consolidated financial statements from the date of acquisition. Adjustments to goodwill relate to new acquisitions, final purchase price allocations and translation adjustments due to changes in foreign currency exchange rates. Goodwill balances presented in the consolidated balance sheets of foreign acquisitions are translated at the exchange rate in effect at each balance sheet date; however, opening balance sheets used to calculate goodwill and acquired intangible assets are based on purchase date exchange rates. The following acquisition summaries represent acquisitions from fiscal 2006 forward. Therefore, goodwill for each acquisition presented below does not aggregate to reported amounts. Goodwill recorded for acquisitions was $1,838 and $32,337 for the year ended March 31, 2006 and for the quarter ended June 30, 2006, respectively, translated at the exchange rate on each of those dates.

HLP:

On November 30, 2005, the Company acquired the capital stock of HL Planartechnik GmbH (“HLP”), a sensor company located in Dortmund, Germany. The total purchase price based on the November 30, 2005 exchange rate was $3,040 ($2,835 at close and $205 in acquisition cost). The sellers can earn up to an additional $3,517 if certain performance hurdles, specifically defined net sales, are achieved in calendar 2006. Based on the results of operations for the six months ended June 30, 2006, management estimates that the minimum performance target will not be achieved. The initial amounts of the transaction resulted in negative goodwill (the excess of fair value of net assets over cost), and at March 31, 2006, the Company had recorded $3,517 of the contingent consideration as a liability, which is the lesser of the maximum contingent consideration or negative goodwill as of the date of the acquisition based on preliminary purchase accounting. Effective April 1, 2006, the negative goodwill provision was reversed and purchase price reallocated to proportionately reduce the assigned values of acquired property, equipment and acquired intangible assets. Set forth below is the preliminary purchase price allocation related to the HLP acquisition prior to and after the recognition of the contingent consideration:

	Preliminary Allocation	Revised Allocation
Assets:
Accounts receivable	$1,116	$1,116
Inventory	2,081	2,081
Property and equipment	4,228	1,490
Acquired intangible assets	1,684	616
Deferred income taxes	2,721	3,010
Other	284	284
	12,114	8,597

Liabilities:
Accounts payable	(695)	(695)
Accrued compensation	(392)	(392)
Debt and other non-operational Liabilities	(4,193)	(4,193)
Negative goodwill provision	(3,517)	-
Other	(277)	(277)
	(9,074)	(5,557)
Total Purchase Price	$3,040	$3,040

The reduction in property, equipment and acquired intangible assets from the allocation of negative goodwill resulted in a reduction in monthly depreciation and amortization expense of approximately $47 and $25, respectively.

ATEX

On January 19, 2006, the Company completed the acquisition of Assistance Technique Experimentale (“ATEX”), a sensor company based outside of Paris, France, by acquiring all of the outstanding shares of ATEX stock. Founded in 2000, ATEX specializes in providing vibration sensors to the Formula One racing market. The total purchase price based on the January 19, 2006 exchange rates was $4,026 ($2,502 in cash, $74 in acquisition costs, deferred payment of $725, and the first earn-out payment accrual of $725). The selling shareholders have the potential to receive up to an additional $1,888 in three earn-out payments tied to sales growth objectives over the next three years and, if certain contingencies are resolved, these amounts will be recorded as an additional element of the cost of the acquisition. The first two earn-out payments were recorded and included in the total purchase price at June 30, 2006, because the satisfaction of the related sales growth objectives was considered probable. The Company’s preliminary purchase price allocation related to the ATEX acquisition follows:

Assets:
Cash	$692
Accounts receivable	401
Inventory	117
Property and equipment	131
Acquired intangible assets	834
Goodwill	2,670
Other	31
4,876

Liabilities:
Accounts payable	(416)
Accrued compensation	(157)
Deferred income taxes	(277)
(850)
Total Purchase Price	$4,026

YSI

Effective April 1, 2006, the Company completed the acquisition of all of the capital stock of YSIS Incorporated (“YSI Temperature”), a division of YSI Incorporated, for $14,252 ($14,000 at close and $252 in acquisition costs). YSI Temperature manufactures a range of thermistors for automotive, medical, industrial and consumer goods applications. The transaction was financed with the Amended Credit Facility issued by a syndicate of lending institutions (See Note 7). The Company’s preliminary purchase price allocation related to the YSI Temperature acquisition follows:

Assets:

Accounts receivable	$3,523
Inventory	1,662
Property and equipment	1,154
Acquired intangible assets	2,013
Goodwill	8,027
Other	1,048
17,427

Liabilities:
Accounts payable	(859)
Accrued compensation	(524)
Minority interest	(1,099)
Deferred income taxes	(693)
(3,175)
Total Purchase Price	$14,252

With the purchase of YSI Temperature, the Company acquired a 50 percent ownership interest in Nikisso-YSI, a joint venture in Japan. This joint venture is consolidated in the consolidated financial statement of the Company at June 30, 2006 and as part of the purchase accounting as a variable interest entity (“VIE”) as defined by FIN 46(R), “Consolidation of Variable Interest Entities (revised December 2003), because YSI Temperature is determined to be the primary beneficiary of the VIE. Total assets and liabilities of the consolidated VIE at June 30, 2006 totaled $3,034 and $1,794, respectively. At June 30, 2006, the joint venture had amounts due from joint venture partner of $706 which represents funds held by Nikisso, the joint venture partner in a short-term interest bearing arrangement.

BetaTherm

Effective April 1, 2006, the Company completed the acquisition of all of the capital stock of BetaTHERM Group Ltd., a sensor company headquartered in Galway, Ireland (“BetaTHERM”), for $37,238 ($33,741 in cash at close, $1,787 deferred acquisition payments, $1,000 in Company shares and $710 in acquisition costs). Established in 1983, BetaTHERM manufactures precision thermistors used for temperature sensing in aerospace, biomedical, automotive, industrial and consumer goods applications. BetaTHERM has a U.S. sales office located in Massachusetts and a strategic partner located in northern China. The transaction was financed with the Amended Credit Facility issued by a syndicate of lending institutions (See Note 7). The Company’s preliminary purchase price allocation related to the BetaTHERM acquisition follows:

Assets:
Cash	$2,388
Accounts receivable	3,180
Inventory	2,521
Property and equipment	3,552
Acquired intangible assets	9,033
Goodwill	23,707
Other	226
44,607

Liabilities:
Accounts payable	(2,729)
Debt	(3,737)
Deferred income taxes	(903)
(7,369)
Total Purchase Price	$37,238

Acquired Intangibles

In connection with current and previous acquisitions, the Company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade-names, order backlogs and covenants not to compete. The gross amounts and accumulated amortization, along with the range of amortizable lives, is as follows:

		June 30, 2006			March 31, 2006
	Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	5-15	$15,235	$(1,433)	$13,802	$8,193	$(922)	$7,271
Patents	5-19.5	2,585	(471)	2,114	2,642	(422)	2,220
Tradenames	1.5-3	940	(226)	714	570	(135)	435
Backlog	1	1,307	(749)	558	654	(542)	112
Covenants not-to-compete	3	1,763	(670)	1,093	903	(523)	380
Proprietary technology	5-15	2,283	(208)	2,075	989	(157)	832
		$24,113	$(3,757)	$20,356	$13,951	$(2,701)	$11,250
Annual amortization expense is expected to be as follows:

Year	Amortization Expense
1	$3,937
2	2,957
3	2,778
4	2,404
5	2,302
Thereafter	5,978
$20,356

Deferred Acquisition Payments

In connection with the acquisitions, following is a summary of the deferred acquisition payments outstanding at June 30, 2006:

	Current	Long-term	Total
Entran	$2,254	$-	$2,254
Humirel	1,821	-	1,821
BetaTHERM	-	1,885	1,885
	$4,075	$1,885	$5,960

Pro forma Financial Data

The following represents the Company’s pro forma consolidated results of continuing operations for the quarter ended June 30, 2005, assuming all the above acquisitions occurred as of April 1, 2005, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had all the acquired companies been operated as part of the Company since April 1, 2005.

Three months ended June 30, 2005

Net sales	$37,543
Loss from continuing operations	$(66)
Loss from continuing operations per common share:
Basic	$-
Diluted	$-

7. LONG-TERM DEBT

To support the financing of the acquisitions of YSI Temperature and BetaTHERM (See Note 6), on April 3, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Facility”) which, among other things, increased the Company’s existing credit facility to $75,000 and lowered the applicable LIBOR or Index Margin from 4.50% and 2.75%, respectively. The term portion of the Amended Credit Facility totaled $20,000, and the revolver totaled $55,000 at applicable LIBOR and Index rates plus LIBOR and Index Margins of 2.75% and 1%, respectively. Beginning in September 2006, the applicable margins may be adjusted quarterly on a prospective basis if the total Senior Debt to the trailing twelve month EBITDA (Earnings before Interest Taxes, Depreciation and Amortization) is less than 2.00 to 1, to an Index Margin of .5% and a LIBOR Margin of 2.25%. The term loan is payable in quarterly installments beginning June 1, 2006 through March 1, 2011. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, and other related items, with the most restrictive covenant being limitations on annual capital expenditures. The revolving credit facility is not directly based on any borrowing base requirements, but has an indirect limitation based on the ratio of outstanding debt to EBITDA. The Company has provided a security interest in substantially all of the Company’s U.S. based assets as collateral for the Amended Credit Facility.

As of June 30, 2006, the Company utilized the LIBOR based rate, and the interest rate applicable to borrowings under the revolving credit facility was 8.19%. As of June 30, 2006, the outstanding borrowings on the revolver, which is classified as long-term debt, were $49,410, and the Company had the right to borrow an additional $5,590 under the revolving credit facility. Commitment fees on the unused balance were equal to .375% per annum of the average amount of unused balances.

Promissory Notes

In connection with the acquisition of Elekon, the Company issued unsecured Promissory Notes (the “Notes”) totaling $3,000, of which $850 and $1,100 were outstanding at June 30, 2006 and March 31, 2006, respectively. At June 30, 2006 and 2005, $800 and $1,000, respectively, were current. The Notes amortize over a period of three years, are payable quarterly and bear interest at 6%.

Short-Term Debt

In connection with the acquisition of Entran, Humirel, HLP, and ATEX, the Company assumed outstanding short-term borrowings. At June 30, 2006 and March 31, 2006, $245 and $277, respectively, of this assumed short-term borrowing remains outstanding and is included in short-term debt in the accompanying condensed consolidated balance sheets. Below is a summary of Short-Term Debt outstanding:

	June 30, 2006	March 31, 2006
Short-term debt:
Revolver	$-	$3,500
European short-term borrowings	245	277
	$245	$3,777

Long-Term Debt and Promissory Notes

Below is a summary of the long-term debt and promissory notes outstanding at June 30, 2006 and March 31, 2006:

	June 30, 2006	March 31, 2006
LIBOR or Index plus 2.75% or 1% five-year term loan with a final installment due on March 31, 2011	$19,500	$17,500

Governmental loans from French agencies at no interest and payable based on R&D expenditures.	528	535

Term credit facility with six banks at an interest rate of 4% payable through 2010.	702	750

Bonds issued at an interest rate of 3% payable through 2009.	439	423

Term credit facility with two banks at interest rates of 3.9%-4.0% payable through 2009.	127	139

	$21,296	$19,347
Less current portion of long-term debt	2,264	2,553
	$19,032	$16,794
6% Promissory Notes payable in six quarterly installments through July 1, 2007	$850	$1,100
Less current portion of promissory notes payable	800	1,000
	$50	$100

The principal payments of long term debt and promissory notes are as follows:

Year	Term	Other	Subtotal	Notes Payable	Total
1	$2,000	$264	$2,264	$800	$3,064
2	2,000	598	2,598	50	2,648
3	2,000	705	2,705	-	2,705
4	2,000	115	2,115	-	2,115
5	11,500	75	11,575	-	11,575
Thereafter	-	39	39	-	39
Total	$19,500	$1,796	$21,296	$850	$22,146

8. SEGMENT AND GEOGRAPHIC INFORMATION:

As a result of the divesture of the Consumer segment (Note 1), the Company now has one business segment, the Sensor segment.

The following is geographic information related to net sales and long-lived assets of continuing operations. Net sales are specific to the country from which the product is invoiced. Long-lived assets include net property, plant and equipment, but exclude net intangible assets and goodwill, based on the respective locations of the Company’s operations.

	Three months ended June 30,
	2006	2005
Net Sales:
United States	$25,262	$15,740
Europe and other	11,249	4,103
Asia	9,480	5,435
Total:	$45,991	$25,278

	June 30, 2006	March 31, 2006
Long lived assets:
United States	$5,757	$4,230
Europe and other	9,491	8,428
China	9,552	9,428
Total:	$24,800	$22,086

9. COMMITMENTS AND CONTINGENCIES:

Pending Matters

Robert L. DeWelt v. Measurement Specialties, Inc. et al., Civil Action No. 02-CV-3431. On July 17, 2002, Robert DeWelt, the former acting Chief Financial Officer and former acting general manager of our Schaevitz Division, filed a lawsuit against the Company and certain of the Company’s officers and directors in the United States District Court of the District of New Jersey. Mr. DeWelt resigned on March 26, 2002 in disagreement with the Company’s decision not to restate certain of our financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. The Company has filed a Motion to Dismiss this case, which was denied on June 30, 2003. The Company has answered the complaint and is engaged in the discovery process. This litigation is ongoing and the Company cannot predict its outcome at this time.

SEB Patent Issue. On December 12, 2003, Babyliss, SA, a wholly owned subsidiary of Conair Corporation, received notice from the SEB Group (“SEB”) alleging that certain bathroom scales manufactured by the Company and sold by Babyliss in France violated certain patents owned by SEB. On May 19, 2004, SEB issued a Writ of Summons to Babyliss and the Company, alleging patent infringement and requesting the Tribunal de Grande Instance de Paris to grant them unspecified monetary damages and injunctive relief. Pursuant to the indemnification provisions of the Conair transaction, the Company has assumed defense of this matter. On January 4, 2006, the Tribunal ruled in the Company’s favor, invalidating the claims of the SEB patent that SEB had asserted. Although the time for appeal has not yet expired, the Company is unaware of any appeal of this decision by SEB.

The Honorable Dan Samuel v. Measurement Specialties, Inc. On July 29, 2006, The Honorable Dan Samuel, a former director of the Company, commenced a lawsuit in the United States District Court for the District of Connecticut captioned as The Honorable Dan Samuel v. Measurement Specialties, Inc., Case No. 306 CV 1005(MRK). Plaintiff, The Honorable Dan Samuel, allowed his stock options to terminate before he attempted to exercise them. Mr. Samuel claims that the Company misled him with respect to when his options expired and, as a result, filed this lawsuit seeking damages. The claims asserted by Mr. Samuel against the Company sound in Negligent Misrepresentation, Fraud, Breach of Contract, Conversion and violation of the Connecticut Unfair Trade Practices Act for which damages in an amount not less than $450,000 plus interest and costs are sought. The Company intends to vigorously defend itself against these claims. This litigation is ongoing and the Company cannot predict its outcome at this time.

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

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

Acquisition Earn-Outs:

As disclosed in Note 6, in connection with the HLP acquisition, the Company has potential performance based earn-out obligations totaling $3,517 if the maximum performance targets are achieved. At June 30, 2006, management has concluded that the performance targets will not be achieved by December 31, 2006, and accordingly, no amounts have been accrued as of June 30, 2006. With the acquisition of ATEX, the Company has three potential based earn-out obligations totaling approximately $1,888 if maximum sales performance targets are achieved. The first two earn-out payments are accrued at June 30, 2006, because satisfaction of the sales growth objective was considered probable beyond a reasonable doubt.

10. DERIVATIVE INSTRUMENTS:

The Company has a number of forward purchase currency contracts with exercise dates through August 31, 2007 with a total notional amount of $7,650 at an average exchange rate of $1.256 (in U.S. dollars) to hedge Humirel’s exposure to fluctuation in the U.S. dollar relative to the Euro. As of June 30, 2006, the fair value of the currency contracts was an asset of $38.

11. DISCONTINUED OPERATIONS:

The Company's former Consumer business is classified as discontinued operations. During the three months ended June 30, 2005 the Consumer segment had net sales of $15,229, operating income of $2,225 and net income of $1,654.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

RECENT CHANGES IN OUR BUSINESS

DISCONTINUED OPERATIONS:

Effective December 1, 2005, we completed the sale of the Consumer segment to Fervent Group Limited (“FGL”), whereby we sold our Consumer Product segment, including its Cayman Island subsidiary, Measurement Limited (“ML”). FGL is a company controlled by the owners of River Display Limited (“RDL”), our long time partner and primary supplier of consumer products in Shenzhen, China. Accordingly, the related financial statements for the Consumer segment are reported as discontinued operations.

Our condensed consolidated financial statements for the three month periods ended June 30, 2006 and 2005, include the results of our ongoing operations. As indicated above, the Consumer segment has been classified as discontinued operations in the consolidated financial results for all periods presented. Accordingly, all comparisons in Management’s Discussion and Analysis for each of the periods ended June 30, 2006 and 2005, exclude the results of these discontinued operations except as otherwise noted.

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

ཉ	Conditions in the general economy and in the markets served by us;
ཉ	Competitive factors, such as price pressures and the potential emergence of rival technologies;
ཉ	Interruptions of suppliers’ operations or the refusal of our suppliers to provide us with component materials;
ཉ	Timely development, market acceptance and warranty performance of new products;
ཉ	Changes in product mix, costs and yields and fluctuations in foreign currency exchange rates;
ཉ	Uncertainties related to doing business in Europe, Hong Kong and China;
ཉ	Legal proceedings described below under “Part II. Item 1 - Legal Proceedings”; and
ཉ	The risk factors listed from time to time in our SEC reports.

This list is not exhaustive. Except as required under federal securities laws and the rules and regulations promulgated by the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changes in assumptions or otherwise.

OVERVIEW

Measurement Specialties, Inc. (the “Company” or “we”) is a global leader in the design and manufacture of sensors and sensor-based systems for original equipment manufacturers and end users. The Company continues to expand the business at a relatively high rate through organic growth and through acquisitions. With the sale of our Consumer Products business effective December 1, 2005, the Company now has one reportable segment, formerly the Sensor Division. Accordingly, all comparisons in Management’s Discussion and Analysis for each of the fiscal quarters ended June 30, 2006 and 2005 exclude the results of discontinued operations, except as otherwise noted. (See Note 1 to the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q).

We have eight primary manufacturing facilities strategically located in the United States, China, France, Germany and Ireland, enabling the Company to produce and market world-wide a broad range of sensors that use advanced technologies to measure precise ranges of physical characteristics including pressure, position, force, vibration, humidity, temperature and photo-optics. These sensors are used for industrial, automotive, medical, consumer and military/aerospace applications. The Company’s sensor products include pressure and electromagnetic displacement sensors, transducers, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors, humidity and thermostat sensors.

EXECUTIVE SUMMARY

The Company has seen a significant amount of change over the last several years. In May 2002, we embarked upon an aggressive restructuring effort to improve the operating performance of the Company. A key component of this restructuring was the elimination of underutilized facilities to consolidate our operations in Shenzhen, China and Hampton, Virginia. In fiscal year 2004, the Company made the strategic decision to focus on aggressively growing the Sensor Division through acquisition and organic growth, and set a 3 year target of $150 million in fiscal 2007 sensor-only sales. To that end, the Company made eight acquisitions during fiscal 2005 and 2006, and two acquisitions in fiscal 2007 (the “Acquisitions”) (See Notes 2 and 6 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). The results of operations of these Acquisitions are included in our consolidated statement of operations as of and since their respective dates of purchase. To finance the Acquisitions, we expanded our $35,000 credit facility to $75,000 (See Notes 6 and 7 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). Having completed the restructuring and acquisitions, the Company is now a global sensor solutions company with a broad range of technologies and capabilities. Our focus remains on engineered solutions where we can use our engineering and manufacturing talent and depth of knowledge and experience in sensors to provide a complete solution to our customers, as well as “bundle” products together. We also have a substantial end user business for high quality “off the shelf” sensors and transducers used for test, instrumentation and process control. A key to our manufacturing strategy is leveraging the significant infrastructure we now have in Shenzhen, China. This infrastructure has enabled us to reduce costs and improve financial performance while continuing to provide our customers with low cost, highly reliable products.

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

In addition to the organic growth, management still believes there is room on the balance sheet to support the leveraged acquisition of companies that can provide entry into new technologies, geographies and customer segments. The Company will continue to pursue acquisitions that make a good strategic fit without specific timetables for closure.

Work continues on integrating acquisitions for inherent synergies in sales and marketing, engineering and manufacturing. This is particularly true for the largest acquisition of Fiscal 2006, HLP, where opportunities exist to lower manufacturing costs and leverage the Company sales force on behalf of promising HLP technologies. By organizing engineering, product development and manufacturing resources into eight product families, the Company has created a flexible structure that can facilitate integration and support growth. This scalable structure enables the Company to readily assimilate acquisitions, prioritize engineering resources, and respond better to market opportunities in key industries. Processes have been established for the progressive integration of support functions such as supply chain, information technology, financial management, sales and marketing. Patterns are being established to cross-fertilize the sales efforts across product families.

In addition to the Company’s traditional OEM business, the Company has a growing end user business as a result of recent acquisitions. Accelerometers, pressure transducers, linear variable differential transformers (LVDTs) and derivative linear displacement products made by the Company are all used by customers for applications in test and measurement, instrumentation and process control. These devices are packaged products (sense elements with amplification, compensation and sometimes value-added) which carry a higher average selling price. The Company is pushing these sales through direct selling to high volume users, new distribution channels to small and medium volume users and through e-Commerce on its own website.

Trends.

We are expecting organic growth in net sales of approximately 15% in fiscal 2007 over fiscal 2006. This growth, coupled with the sales associated with the HLP, ATEX, BetaTHERM and YSI Temperature acquisitions, should result in net sales of approximately $190,000 in fiscal 2007, as compared to $121,417 in fiscal 2006.

We anticipate our overall average gross margins for our Sensor business to decline to approximately 44% to 45% in fiscal year 2007 as compared to gross margins of 46% and 51% for fiscal years 2006 and 2005, respectively.

There are several factors impacting margins, including sales growth strategies, product sales mix and our cost structure. The sensors market is highly fragmented with hundreds of niche players. While the worldwide sensors market that we serve is expected to have a 5%-7% CAGR, we expect to gain share and grow our Sensor business in excess of the market primarily through custom-engineered medium-to high volume OEM applications for which the typical development cycle lasts 6 to 24 months. As a result of this growth strategy, we anticipate pursuing larger programs that may carry lower gross margins than our historical business, which could influence our overall sensor gross margins. The growth of our automotive applications would be an example of such a business. Additionally, a number of our new products from recent acquisitions carry lower gross margins than our historical average. Finally, the appreciation of the Chinese renminbi (“RMB”) relative to the U.S. dollar has resulted in lower margins since a large portion of our products are manufactured in our China facility, where most of our costs are denominated in RMB. Furthermore, the Company continually monitors costs and pursues various cost control measures and sales initiatives to improve margins to offset increases to the aforementioned items impacting our margins.

While we expect gross margin to decline as compared to previous years, we expect operating margin to improve as a result of improved operating expense leverage. Operating expenses as a percent of net sales have declined to 33.6% in fiscal 2006, as compared to 36.9% and 58.7% in fiscal 2005 and fiscal 2004, respectively. Selling, general and administrative expenses ("SG&A") as a percent of net sales declined to 32.2% for fiscal 2006, as compared to 36.1% and 57.8% in fiscal years 2005 and 2004, respectively. For fiscal 2007, we expect operating expense as a percent of net sales to decline to 27%-29%. It is through this leverage of SG&A where we expect to realize improved operating margin.

During the first quarter of fiscal 2007, the Company began recognizing compensation costs in our statement of operations related to stock options in accordance with Financial Accounting Standards Board (‘FASB’) Statement No. 123R (Revised 2004), Share-Based Payment (See Note 3 to the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q). Compensation costs from stock options had been previously reported on a pro-forma basis and not recorded in the statement of operations. Additionally, with the increase in acquired intangible assets from our recent acquisitions and our expanded credit facility to $75,000 in April 2006, the Company will incur higher levels of amortization expense and interest costs. The Company’s operations are expected to support these higher costs and generate sufficient cash flows to both service and reduce our debt.

The Company currently manufactures from a leased facility in China. In order to, among other things, control costs and to provide reliable and adequate capacity, the Company is planning to build a factory in China to replace the current leased facility. The overall cost of the factory is expected to be in the range of $10,000 to $12,000 and should be constructed over the next two years. On March 1, 2006, the Company entered into a definitive 50 year lease agreement for land in Shenzhen, Guang Dong Province, China for a total cost of approximately $530. The Company plans to finance the new facility through a combination of sources, including cash generated from operations and through additional borrowings.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS FROM CONTINUING OPERATIONS IN OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005, RESPECTIVELY:

	Three months ended June 30,
(Dollars in thousands, except per share amounts )	2006	2005
Net sales	$45,991	$25,278
Cost of goods sold	25,416	12,716
Gross profit	20,575	12,562
Operating expenses (income):
Selling, general, and administrative	13,923	9,871
Non-cash equity based compensation	580	-
Amortization of acquired intangibles	1,018	428
Total operating expenses	15,521	10,299
Operating income	5,054	2,263
Interest expense, net	1,738	471
Other expense	245	43
Income from continuing operations before minority interest and income taxes	3,071	1,749
Minority interest	74	-
Income tax expense from continuing operations	568	467
Income from continuing operations	$2,429	$1,282

Net Sales.

Net sales increased 82% or $20,713 from $25,278 to $45,991. Excluding net sales from acquisitions completed during the fiscal year ended March 31, 2006 and the quarter ended June 30, 2006 (“Recent Acquisitions”, which amounts to $14,403 and $0 for quarters ended June 30, 2006 and 2005, respectively), net sales increased $6,310 or 25.0% (defined as “organic growth”).

The strong organic growth in the quarter was primarily the result of growth in sales with our largest customer, Sensata, and strong growth in the Piezo/Panels, Pressure, Humidity and Force product lines. Growth with Sensata was a result of their continued penetration of sensors used in Electronic Stability Control (ESC) systems and direct gas injection applications, as well as the introduction of force sensors used in occupant weight sensing, all of which utilize the Company’s proprietary Microfused technology. We expect to see continued strong quarter to quarter growth in these programs in fiscal 2007 as compared to fiscal 2006. Growth in our Piezo/Panels product line is primarily due to strong sales of sensors used in medical applications and computer/business equipment products as compared to last year, as well as strong sales of our recently introduced penetration panels used in security applications and our piezo-based traffic sensors. Pressure products (our largest line) enjoyed strong growth across most of the industrial applications for stainless steel and board level sensors in both existing customers and new accounts. Our Humidity product line continued to grow as a result of increased penetration for fogging prevention in automotive applications, as well as strong growth in engine management applications. Finally, with the sale of the Consumer Division, the sale of our load cells for consumer scale applications are now included in our third party sales, boosting sales for our Force products.

Gross Margin.

Gross margin as a percent of net sales decreased 5 margin points to 44.7% from 49.7%. Excluding Recent Acquisitions, gross margin declined 4 margin points to 45.7% from 49.7%. The decline in margin is primarily due to mix associated with increased sales with our largest customer, Sensata, which serves the automotive market and carries lower gross margin than our average, as well increased optical sales which also carries much lower gross margin. Additionally, we have moved selected low volume, high pressure and/or difficult to manufacture oil-filled products from our China operation to the Fremont operation which has decreased the gross margin in the Pressure line, but will result in improved service to our customers. Finally, the change in exchange rate of the Chinese renminbi relative to the US dollar, along with increased commodity costs, also negatively impacted margins. For every 1% appreciation in the Chinese renminbi relative to the U.S. dollar, the negative impact to our margins is approximately $210.

On a continuing basis our gross margin in the Sensor business may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates, and other factors.

Operating Expenses. Overall, operating expenses increased $5,222 or 51% to $15,521, and as a percent of net sales, operating expenses decreased to 34% from 41%. The increase in operating expenses is mainly due to the recognition of the non-cash stock option compensation expense of $580, the $590 increase in amortization of acquired intangible assets from Acquisitions and the increase in other operating expenses related to the recent acquisitions.

Selling, General and Administrative.

SG&A expenses increased $4,052 or 41% to $13,923 for the three months ended June 30, 2006 from $9,871 for the same period last year, primarily due to the added operating costs from acquisitions. As a percentage of net sales, SG&A expenses declined to 30% from 39%. This decline in expenses as a percent of sales is a result of our strategy to increase sales more quickly than actual SG&A expenses, thereby realizing improvements in SG&A expense leverage, offsetting declines in gross margin. Excluding Recent Acquisitions, SG&A expense increased $370 or 3.7% to $10,293 for the quarter ended June 30, 2006 from $9,871 for the quarter ended June 30, 2005. Included in the fiscal 2007 SG&A expenses is $237 associated with the closure of the Barbados facility, a former operating entity of BetaTHERM.

Stock Option Expense. The $580 in stock option expense for the three months ended June 30, 2006 represents non-cash equity based compensation with the adoption of SFAS 123R under the modified prospective method. The adoption of SFAS 123R requires the recognition of stock-based compensation in our results of operations for the three months ended June 30, 2006, as compared to the same period of fiscal 2005 when the Company accounted for stock-based compensation as a disclosure in the footnotes on a pro-forma basis in accordance with APB Opinion No. 25. The stock option expense disclosed in the footnotes of the Consolidated Condensed Financial Statements for the quarter ended June 2005 totaled $640.

Under the SFAS 123R guidelines, the Company has changed the accounting for share-based compensation, but the Company has not made modifications to outstanding options or changed the terms of the share-based payment arrangements prior to the adoption of SFAS 123R. The Company made certain changes prospectively in the valuation methodologies and assumptions in estimating the fair value of options, including using the applicable historical period of time to match the option term for both expected volatility and risk-free interest rates. In calculating the expected volatility and risk-free interest rate, the Company had previously used a two-year expected life of the option. The overall impact of this change is an increase in the period of time, which resulted in an increase in the volatility and the risk-free interest rate, and consequently, an increase in shared-based compensation expense. From the same period last year, weighted-average expected volatility increased from approximately 29.3% percent to 70.3%, and the weighted-average risk- free interest rate increased from 4.8% to 5.2%.

Total compensation cost related to non-vested awards not yet recognized totaled $4,753 at June 30, 2006, which is expected to be recognized over a weighted average period of 2 years.

Amortization of acquired intangibles. Amortization of acquired intangible assets increased $590 from $428 to $1,018 due to the increase in intangible assets (such as customer relationships, patents and trade-names) directly related to the acquisitions during fiscal 2006 and the two acquisitions during the three months ended June 30, 2006.

Interest Expense, Net. Interest expense increased $1,267, from $471 during the three months ended June 30, 2005 to $1,738 for the three months ended June 30, 2006. The increase in interest expense is primarily attributable to an increase in the total outstanding debt from an average amount outstanding of $19,938 during the quarter ended June 30, 2005 to $72,750 during the quarter ended June 30, 2006 to support the BetaTHERM and YSI Temperature acquisitions, as well as higher interest rates.

Income Taxes. The overall increase in income tax expense reflects the increase in profit before taxes. Our overall effective tax rate was approximately 19.0% during the quarter ended June 30, 2006, as compared to an effective tax rate of 26.7% during the same period last year. The decrease in the overall effective tax rate is mainly due to a higher portion of taxable income allocated to tax jurisdictions with lower tax rates. This includes BetaTHERM, whose operations are based in Ireland, which has a relatively low tax rate. The statutory tax rates in China and Ireland are 10%, and 12%, respectively. Additionally, there was a decrease in profitability in the U.S. with the added operating expenses associated with the implementation of SFAS 123R, which carries a higher tax rate. Our effective tax rate is based on anticipated earnings from the various taxing jurisdictions globally, and while we believe our current rate of 19.0% is representative based on our full year forecasts, changes in actual earnings from forecast from various regions could have a material change on the tax rate going forward.

Due to, among other things, the volume of manufacturing in the U.S. and our net operating loss carry-forwards, we do not expect the American Jobs Creation Act of 2004 to have an immediate or significant impact on our effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital for continuing operations (accounts receivable plus inventory less accounts payable) increased by $12,377 from $33,143 as of March 31, 2006 to $45,520 as of June 30, 2006. The increase in operating working capital was attributable to the increase in accounts receivable of $9,473 from $19,381 at March 31, 2006 to $28,854 at June 30, 2006, an increase in inventory of $8,062 from $25,099 at March 31, 2006 to $33,161 at June 30, 2006, and slightly offset by the $5,157 increase in accounts payable to $16,494 at March 31, 2006 from $11,337 at June 30, 2006. The increases in accounts receivable, inventory and accounts payable are due mainly to the Acquisitions.

Cash provided from operating activities was $2,631 for the three months ended June 30, 2006, as compared to $6,243 provided for the three months ended June 30, 2005. The $3,612 decrease in cash provided by operations is mainly due to the changes in working capital. Changes in operating working capital consumed $3,303 during the three months ended June 30, 2006, as compared to providing $2,717 during the same period last year.

Net cash used in investing activities was $48,313 for the three months ended June 30, 2006 as compared to $1,871 relative to the corresponding period last year. The increase is primarily due to the acquisitions of YSI Temperature and BetaTHERM. In addition, capital spending increased to $2,010 for the three months ended June 30, 2006 from $1,129 for the three months ended June 30, 2005, due to capital investments in manufacturing equipment to support higher sales.

Financing activities for the three months ended June 30, 2006 provided $46,684 mainly reflecting the proceeds from the amended and expanded credit facilities, which was partially offset by $825 in proceeds from the exercise of employee stock options.

Long-term debt:

To support the financing of the acquisitions of YSI Temperature and BetaTHERM (See Note 6), on April 3, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Facility”) with GE, which, among other things, increased the Company’s credit facility to $75,000 and lowered the applicable LIBOR or Index Margin from 4.50% and 2.75%, respectively. The term portion of the Amended Credit Facility totaled $20,000, and the revolver totaled $55,000 at applicable LIBOR and Index rates plus LIBOR and Index Margins of 2.75% and 1%, respectively. Beginning in September 2006, the applicable margins may be adjusted quarterly on a prospective basis if the total Senior Debt to the trailing twelve month EBITDA (Earnings before Interest Taxes, Depreciation and Amortization) is less than 2.00 to 1, to an Index Margin of .5% and a LIBOR Margin of 2.25%. The term loan is payable in quarterly installments beginning June 1, 2006 through March 1, 2011. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, and other related items, with the most restrictive covenant being limitations on annual capital expenditures. The revolving credit facility is not directly based on any borrowing base requirements, but has an indirect limitation based on a ratio of outstanding debt to EBITDA. The Company has provided a security interest in substantially all of the Company’s U.S. based assets as collateral for the Amended Credit Facilities.

As of June 30, 2006, the Company utilized the LIBOR based rate, and the interest rate applicable to borrowings under the revolving credit facility was 8.19%. As of June 30, 2006, the outstanding borrowings on the revolver, which is classified as long-term debt, were $49,410, and the Company had the right to borrow an additional $5,590 under the revolving credit facility. Commitment fees on the unused balance were equal to .375% per annum of the average amount of unused balances.

Promissory Notes

In connection with the acquisition of Elekon, the Company issued unsecured Promissory Notes (the “Notes”) totaling $3,000, of which $850 and $1,100 were outstanding at June 30, 2006 and March 31, 2006, respectively. At June 30, 2006 and 2005, $800 and $1,000, respectively, were current. The Notes amortize over a period of three years, are payable quarterly and bear interest at 6%.

Other Short-Term Debt

In connection with the acquisition of Entran, Humirel, HLP, and ATEX, the Company assumed outstanding short-term borrowings. At June 30, 2006 and March 31, 2006, $245 and $277, respectively, of this assumed short-term borrowing remains outstanding and is included in short-term debt in the accompanying condensed consolidated balance sheets. Below is a summary of Other Short-Term Debt outstanding:

	June 30, 2006	March 31, 2006
Short-term debt:
Revolver	$-	$3,500
European short-term borrowings	245	277
	$245	$3,777

LIQUIDITY

At August 1, 2006, we had approximately $10,205 of available cash and $5,590 of borrowing capacity under our revolving credit facility. This amount includes the increased borrowing capacity resulting from the acquisitions. At August 1, 2006, approximately $3,492 in the Company’s cash balances were maintained in China, which are subject to certain restrictions and are not freely transferable to another country because of exchange control regulations.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists primarily of foreign currency translation adjustments, which are the effects of changes in the exchange rate of the U.S. dollar relative to the Euro for the Euro denominated operations of BetaTHERM, HLP, Humirel, ATEX, and Entran, as well as the recent fluctuation in the Chinese renminbi relative to the U.S. dollar.

DIVIDENDS

We have not declared cash dividends on our common equity. The payment of dividends is prohibited under the Amended Credit Facility agreement with GE. We may, in the future, declare dividends under certain circumstances.

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

AGGREGATE CONTRACTUAL OBLIGATIONS

As of June 30, 2006, our contractual obligations, including payments due by period, were as follows:

Contractual Obligations:

	Payment due by period
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
Long-term debt obligations	$3,064	$2,648	$2,705	$2,115	$11,575	$39	$22,146
Interest obligation on long-term debt	1,599	1,476	1,312	1,148	984	820	7,339
Capital lease obligations *	872	715	679	342	-	-	2,608
Operating lease obligations	3,497	2,750	2,618	2,167	1,728	3,276	16,036
Deferred acquisition payments	4,075	1,885	-	-	-	-	5,960
Short-term debt	245	-	-	-	49,410	-	49,655
Total	$13,352	$9,474	$7,314	$5,772	$63,697	$4,135	$103,744

* Minimum payments have not been reduced by minimum sublease rentals of $149 per year due in the future under non-cancelable subleases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Dollars in thousands)

Foreign Currency Exchange Risk

We are exposed to a certain level of foreign currency exchange risk.

Most of our revenues are priced in United States dollars. Most of our costs and expenses are priced in United States dollars, with the remaining priced in Chinese renminbi (“RMB”), Euros and Hong Kong dollars. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the sales out of the United States in dollars compared with that of our foreign customers’ currencies. For the quarters ended June 30, 2006 and 2005, net sales in the United States were $25,262 and $15,740, respectively, and represented approximately 55% and 62% of consolidated net sales, respectively. Sales from our foreign facilities were $20,729 and $9,538 or 45% and 38% of net sales, for the three months ended June 30, 2006 and June 30, 2005, respectively. We are exposed to foreign currency transaction and translation losses, which might result from adverse fluctuations in the value of the Euro, Hong Kong dollar and Chinese renminbi.

At June 30, 2006 and March 31, 2006, we had net assets of $42,238 and $46,956, respectively, in the United States. At June 30, 2006 and March 31, 2006, we had net assets of $21,009 and $18,503, respectively, in China subject to fluctuations in the value of the Chinese renminbi against the United States dollar. At June 30, 2006 and March 31, 2006, we had net assets $30,915 and $30,296 respectively, in Hong Kong, subject to fluctuations in the value of the Hong Kong dollar against the United States dollar. In Europe at June 30, 2006, we had net assets $7,823 , and at March 31, 2006, we had net liability of $231, subject to fluctuations in the value of the Euro against the United States dollar.

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

On July 21, 2005, the RMB increased in value by approximately 2.1% as compared to the U.S. dollar, and since then, the RMB appreciated by an additional 1.6%. The Chinese government announced that it will no longer peg the RMB to the US dollar, but established a currency policy letting the RMB trade in a narrow band against a basket of currencies. Based on our net exposure of RMB to U.S. dollars for the fiscal year ended March 31, 2006 and forecast information for fiscal 2007, we estimate a negative operating income impact of approximately $210 for every 1% appreciation in RMB against the U.S. dollar (assuming no associated cost increases or currency hedging). We continue to consider various alternatives to hedge this exposure, and have considered, but do not currently use, foreign currency contracts as a hedging strategy. We are attempting to manage this exposure through, among other things, pricing and monitoring balance sheet exposures for payables and receivables.

Based on the net exposures of Euros to the US dollars for the fiscal year ended March 31, 2006, we estimate a positive operating income impact of $80 for every 1% appreciation in Euros relative to the US dollar (assuming no associated costs increases or currency hedging).

The Company has a number of foreign currency exchange contracts in Europe. These currency contracts have a total notional amount of $7,650 with exercise dates through August 31, 2007 at an average exchange rate of 1.256 (Euro to US dollar conversion rate). Since these derivatives are not designated as cash-flow hedges under FASB 133, changes in their fair value are recorded in earnings, not in other comprehensive income. As of June 30, 2006, the fair value of these contracts was an asset of $38 and at March 31, 2006, the fair value of these contracts was a liability of $59.

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

Under the Amended Credit Facility we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving and term credit facility for the portion of the Amended Credit Faclity accrues at a rate based on either a London Inter-bank Offered Rate (LIBOR) rate plus a LIBOR margin or at an Indexed (prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at our election. Our results will be adversely affected by any increase in interest rates. For example based on the $19,500 in long term debt outstanding under this facility, an interest rate increase of 100 basis points would increase interest expense by $195.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except the Company continues to implement the remediation plans to address the identified material weakness noted in the March 31, 2006 Form 10-K related to income taxes. These remedial actions include developing the process to evaluate tax exposure items, as well as the timing and preparation of tax account reconciliations and account roll-forwards. However, such evaluation does not include the disclosure controls and procedures of the Recent Acquisitions. The Company will be making changes to the internal controls of these newly acquired companies as part of the integration into the Company. However, for purposes of this evaluation, the impact of these acquisitions on our internal controls over financial reporting have been excluded. The total of the HLP, BetaTHERM and YSI acquisitions represents approximately $13,907 in net sales; loss before taxes of $998 for the three months ended June 30, 2006 and $73,237 in total assets and $73,619 total liabilities at June 30, 2006, which are included as part of the Company’s Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

The Honorable Dan Samuel v. Measurement Specialties, Inc. On July 29, 2006, The Honorable Dan Samuel, a former director of the Company, commenced a lawsuit in the United States District Court for the District of Connecticut captioned as The Honorable Dan Samuel v. Measurement Specialties, Inc., Case No. 306 CV 1005(MRK). Plaintiff, The Honorable Dan Samuel, allowed his stock options to terminate before he attempted to exercise them. Mr. Samuel claims that we misled him with respect to when his options expired and, as a result, filed this lawsuit seeking damages. The claims asserted by Mr. Samuel against us sound in Negligent Misrepresentation, Fraud, Breach of Contract, Conversion and violation of the Connecticut Unfair Trade Practices Act for which damages in an amount not less than $450,000 plus interest and costs are sought. We intend to vigorously defend ourselves against these claims. This litigation is ongoing and we cannot predict its outcome at this time.

From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in our Form 10-K for the year ended March 31, 2006, that could adversely affect our business, results of operations and financial condition.

ITEM 6. EXHIBITS

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Measurement Specialties, Inc. (Registrant)

Date: August 9, 2006	By:	/s/Frank Guidone
Frank Guidone
President, Chief Executive Officer and Chief Financial Officer (Acting) (authorized officer and principal financial officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1	Executive Employment Agreement dated March 31, 2006 by and between Measurement Specialties, Inc. and Frank Guidone

31.1	Certification of Frank D. Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Frank Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Frank D. Guidone required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350