Form 10-Q
period 2006-09-30
Measurement Specialties Inc
filed 2006-11-08
CIK 778734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,190,520 shares of common stock, no par value per share, as of October 30, 2006.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Six months ended September 30,
(Dollars in thousands, except per share amounts )	2006	2005	2006	2005
Net sales	$50,111	$29,570	$96,102	$54,848
Cost of goods sold	28,815	15,829	54,244	28,545
Gross profit	21,296	13,741	41,858	26,303
Operating expenses:
Selling, general, and administrative	13,482	8,684	27,437	18,555
Non-cash equity based compensation (SFAS 123R)	624	-	1,203	-
Amortization of acquired intangibles	1,132	402	2,150	830
Total operating expenses	15,238	9,086	30,790	19,385
Operating income	6,058	4,655	11,068	6,918
Interest expense, net	1,455	486	3,231	958
Other expense (income)	261	(64)	429	(21)
Income from continuing operations before minority interest and income taxes	4,342	4,233	7,408	5,981
Minority interest	155	-	230	-
Income tax expense from continuing operations	808	1,781	1,370	2,248
Income from continuing operations	$3,379	$2,452	$5,808	$3,733
Discontinued operations (Note 1):
Income (loss) from discontinued operations before income taxes	(61)	2,549	(32)	4,773
Income tax expense (benefit) from discontinued operations	(12)	656	(6)	1,226
Income (loss) from discontinued operations	(49)	1,893	(26)	3,547
Net income	$3,330	$4,345	$5,782	$7,280

Net income per common share - Basic
Income from continuing operations	$0.24	$0.18	$0.41	$0.27
Income from discontinued operations	-	0.14	-	0.26
Net income per common share - Basic	$0.24	$0.32	$0.41	$0.53

Net income per common share - Diluted
Income from continuing operations	$0.24	$0.17	$0.40	$0.26
Income (loss) from discontinued operations	(0.01)	0.13	-	0.25
Net income per common share - Diluted	$0.23	$0.30	$0.40	$0.51

Weighted average shares outstanding - Basic	14,096,270	13,642,981	14,074,592	13,621,764
Weighted average shares outstanding - Diluted	14,345,248	14,293,355	14,403,108	14,293,723

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	March 31,
(Dollars in thousands)	2006	2006

ASSETS

Current assets:
Cash and cash equivalents	$10,473	$9,166
Accounts receivable, trade, net of allowance for
doubtful accounts of $548 and $447, respectively	30,361	19,381
Inventories, net	34,397	25,099
Deferred income taxes, net	2,556	1,510
Prepaid expenses and other current assets	2,574	1,821
Other receivables	857	3,409
Other receivable due from joint venture partner	723	-
Current portion of promissory note receivable	1,869	1,900
Current assets of discontinued operations	-	1,111
Total current assets	83,810	63,397

Property and equipment, net	25,036	22,086
Goodwill	75,913	41,848
Acquired intangible assets, net	19,229	11,250
Deferred income taxes, net	7,948	10,785
Promissory note receivable, net of current portion	497	1,397
Other assets	1,963	1,542
Assets of discontinued operations	-	119

Total Assets	$214,396	$152,424

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	March 31,
(Dollars in thousands)	2006	2006

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of promissory notes payable	$600	$1,000
Current portion of deferred acquisition payments	2,049	3,972
Short-term debt	139	3,777
Current portion of long-term debt	2,172	2,553
Accounts payable	16,433	11,337
Accrued expenses	2,933	2,190
Accrued compensation	4,760	3,116
Income taxes payable	1,466	789
Current portion of capital lease obligation	243	606
Other current liabilities	2,540	1,731
Current liabilities of discontinued operations	512	1,266
Total current liabilities	33,847	32,337

Revolver	49,410	-
Promissory notes payable, net of current portion	-	100
Long-term debt, net of current portion	18,777	16,794
Deferred acquisition payments, net of current portion	1,914	-
Contingency consideration provision	-	3,517
Capital lease obligation, net of current portion	2,061	2,180
Other liabilities	545	1,999
Total liabilities	106,554	56,927

Minority Interest	1,336	-

Shareholders' equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	-	-
Common stock, no par; 20,000,000 shares authorized; 14,123,583
and 13,970,033 shares issued and outstanding, respectively	-	-
Additional paid-in capital	69,559	66,371
Retained earnings	37,045	31,263
Accumulated other comprehensive loss	(98)	(2,137)
Total shareholders' equity	106,506	95,497
Total liabilities, minority interest and shareholders' equity	$214,396	$152,424

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)

			Accumulated
	Additional		Other
	paid-in	Retained	Comprehensive		Comprehensive
(Dollars in thousands)	capital	Earnings	Income (Loss)	Total	Income
Balance, March 31, 2005	$61,787	6,729	(500)	$68,016
Comprehensive income:
Net income		7,280		7,280	$7,280
Currency translation adjustment			(1,563)	(1,563)	(1,563)
Comprehensive income					$5,717
Issuance of common stock for acquisition of				-
Proceeds from exercise of stock options	1,031			1,031
Tax benefit from exercise of stock options	457			457
Balance, September 30, 2005	$63,275	$14,009	$(2,063)	$75,221
Balance, March 31, 2006	$66,371	$31,263	$(2,137)	$95,497
Comprehensive income:
Net income		5,782		5,782	$5,782
Currency translation adjustment			2,039	2,039	2,039
Comprehensive income					$7,821
Non-cash equity based compensation (SFAS 123R)	1,203			1,203
Issuance of common stock for acquisition of BetaTherm	1,000			1,000
Proceeds from exercise of stock options	985			985
Balance, September 30, 2006	$69,559	$37,045	$(98)	$106,506

See Accompanying Notes to Condensed Consolidated Financial Statements.

M EASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	September 30,
(Dollars in thousands)	2006	2005

Cash flows from operating activities:
Net income	$5,782	$7,280
Income (loss) from discontinued operations - Consumer	(26)	3,547
Income from continuing operations	5,808	3,733

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	4,692	2,474
Gain (loss) on sale of assets	(4)	-
Provision for doubtful accounts	74	8
Provision for inventory obsolescence	980	1,385
Provision for warranty	220	11
Minority interest	230	-
Non-cash equity based compensation (SFAS 123R)	1,203	-
Deferred income taxes	(10)	-
Net change in operating assets and liabilities:
Accounts receivable, trade	(4,074)	(1,889)
Inventories	(5,283)	(4,088)
Prepaid expenses and other current assets	73	(709)
Other assets	90	(480)
Accounts payable, trade	3,082	5,673
Accrued expenses and other liabilities	(734)	(473)
Income taxes payable	(439)	2,248
Net cash provided by operating activities from continuing operations	5,908	7,893
Cash flows used in investing activities:
Purchases of property and equipment	(3,415)	(3,089)
Proceeds from sale of equipment	77	-
Acquisition of business, net of cash acquired	(46,325)	(2,735)
Net cash used in investing activities from continuing operations	(49,663)	(5,824)
Cash flows from financing activities:
Borrowing under long-term debt note	21,885	-
Repayments under long-term notes	(18,764)	(1,788)
Borrowings under short-term debt, revolver and notes payable	47,646	7,000
Payments under short-term debt, revolver, leases and notes payable	(5,762)	(6,406)
Payments under deferred acquisition payments	(2,074)	(1,400)
Minority interest	(112)	-
Tax benefit on exercise of stock options and warrants	-	457
Proceeds from exercise of options and warrants	985	1,031
Net cash provided by (used in) in financing activities from continuing operations	43,804	(1,106)

Net cash provided by operating activities of discontinued operations	252	896
Net cash provided (used) by investing activities of discontinued operations	945	(300)
Net cash provided by discontinued operations	1,197	596

Net change in cash and cash equivalents	1,246	1,559
Effect of exchange rate changes on cash	61	12
Cash, beginning of period	9,166	4,402
Cash, end of period	$10,473	$5,973

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$3,399	$932
Income taxes	693	91

Noncash investing and financing transactions:
Deferred acquisition payments	1,787	-
Issuance of stock in connection with acquisition of BetaTherm	1,000	-
Capital lease	-	241

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2006 and 2005

(Dollars in thousands, except share amounts)

1. BASIS OF PRESENTATION

Measurement Specialties, Inc. (the “Company”) sold its business line of consumer products (“Consumer”) during the quarter ended December 31, 2005. As a result, assets, liabilities, and results of operations of the Consumer business have been presented as discontinued operations as of September 30, 2006 and March 31, 2006 and for the three and six month periods ended September 30, 2006 and 2005. In addition, prior year amounts have been reclassified to conform with current year presentation. Except as otherwise noted, the descriptions of our business and results of operations contained in this report reflect only our continuing operations.

Interim Financial Statements:

The information presented as of September 30, 2006 and for the three and six month periods ended September 30, 2006 and 2005 are unaudited, and reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of September 30, 2006 and the results of its operations for the three and six month periods and cash flows for the six-month periods ended September 30, 2006 and 2005. The March 31, 2006 balance sheet information was derived from the audited consolidated financial statements for the year ended March 31, 2006, which are included as part of the Company’s Annual Report on Form 10-K.

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

Description of Business:

Measurement Specialties, Inc. is a global leader in designing and manufacturing sensors for original equipment manufacturers and end users. The Company produces a wide variety of sensors that use advanced technologies to measure precise ranges of physical characteristics including pressure, position, force, vibration, humidity, temperature, and photo-optics. These sensors are used for industrial, automotive, medical, consumer and military/aerospace applications. The Company’s sensor products include pressure and electromagnetic displacement sensors, transducers, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors, humidity and temperature sensors. Such business line of sensor products shall hereafter be referred to as the Sensor business or Sensor operations.

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

The Company has made the following acquisitions which are included in the consolidated financial statements as of the effective date of such acquisition (See Note 6):

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

The above companies, except for Encoder and Polaron which were asset purchases, became wholly-owned direct or indirect subsidiaries of the Company, upon consummation of their respective acquisitions.

As of September 1, 2006, pursuant to a restructuring of certain of the Company’s European operations, the Company established two new entities: MEAS Europe and its wholly-owned subsidiary MEAS France. MEAS France is the primary French holding company and is the result of the consolidating and merging of the operations of Entran, Humirel, and ATEX. The reorganization was effected to facilitate improved statutory reporting and there was no effect on the consolidated financial statements as a result of this reorganization.

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

Recently Issued Accounting Pronouncements:

On September 29, 2006, the Financial Accounting Standards Board (‘FASB’) issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R. This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's over-funded status or a liability for a plan's under-funded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. Statement 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently quantifying the impact of SFAS No. 158.

In September 2006, the FASB issued No. 157, Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

Currently, over 40 accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. Prior to Statement 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-market value. Statement 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data.

Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity's own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently quantifying the impact of SFAS No. 157.

On July 13, 2006, Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income tax recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (“SFAS No. 109”) . FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The Company is currently quantifying the impact of FIN 48.

On September 13, 2006, the Securities Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) Topic No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how a registrant should evaluate whether an error in its financial statements is material. The SEC staff concludes in SAB 108 that materiality should be evaluated using both the “rollover” and “iron curtain” methods. Registrants are required to comply with the guidance in SAB 108 in financial statements for fiscal years ending after November 15, 2006. Registrants that have evaluated financial statement errors contrary to the views of the SEC staff and have not adopted the provisions of SAB 108 should consider disclosure of same following the guidance in SAB Topic 11M, “Miscellaneous Disclosure — Disclosure of the Impact That Recently Issued Accounting Standards Will Have on the Financial Statements of the Registrant When Adopted in a Future Period” (SAB 74). The Company is currently quantifying the impact of SAB 108.

Recently Adopted Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (‘FASB’) issued SFAS No. 123R (Revised 2004), Share-Based Payment. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, rather than disclosed in the footnotes to the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Under the effective date provisions included in SFAS No. 123R, registrants were required to implement the Statement’s requirements as of the beginning of the first interim or annual period beginning after June 15, 2005, or June 30, 2006 for the Company. The Company adopted SFAS No. 123R as disclosed in Note 3.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections . This new standard replaces APB Opinion No. 20, Accounting Changes , and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The adoption of SFAS No. 154 did not have a material effect on the Company’s financial position or results of operations.

3. STOCK BASED COMPENSATION AND PER SHARE INFORMATION

The Company has three active share-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which approves grants to individuals eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Terms for stock-option awards include pricing based on the closing price on the award date, and generally vest over four or five years and such awards are granted based on the individual’s performance. Readers should refer to Notes 1 and 15 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and the Registration Statement filed on Form S-8 on September 28, 2006, which registered 1,000,000 shares of common stock for the Measurement Specialties, Inc. 2006 Stock Option Plan, for additional information related to these share-based compensation plans.

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” utilizing the modified prospective approach. Prior to the adoption of SFAS 123R, the Company accounted for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants to employees.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on April 1, 2006, as well as those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the six months ended September 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of adopting SFAS 123R on April 1, 2006, our income before income taxes for the six months ended September 30, 2006 was lower by $1,203. For the six months ended September 30, 2006, stock compensation expense (after income taxes) decreased net income by $0.07 on a per diluted share basis as compared to if the Company had continued to account for share-based compensation under APB Opinion No. 25 for its stock option grants.

The Company receives a tax deduction for certain stock options and stock option exercises during the period the options are exercised, generally for the excess of the fair value of the stock over the exercise price of the options at the exercise date. Prior to adoption of SFAS 123R, the Company reported all tax benefits resulting from the award of equity instruments as operating cash flows in its condensed consolidated statements of cash flows. In accordance with SFAS 123R, the Company is required to report excess tax benefits from the award of equity instruments as financing cash flows; however, as the Company is currently in a net operating loss carry-forward position, there is no cash flow effect for the excess tax benefits. Excess tax benefits will be recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes once the Company is no longer in a net operating loss carry-forward position.

Net cash proceeds from the exercise of stock options were $985 and $1,031 for the six months ended September 30, 2006 and 2005, respectively, and the income tax benefit realized for the six months ended September 30, 2006 and 2005 from stock option exercises was $0 and $457, respectively.

The following table illustrates the effect on operating results and per share information had the Company accounted for share-based compensation in accordance with SFAS 123R for the periods indicated:

	Three months ended September 30, 2005	Six months ended September 30, 2005

Net income, as reported:	$4,345	$7,280
Add: Share-based employee compensation reported in net income, net of income taxes	-	-
Deduct: Share-based employee compensation under the fair value method for all awards, net of income taxes	320	1,006
Pro forma	$4,025	$6,274

Basic net income per share, as reported:	$0.32	$0.53
Add: Share-based employee compensation reported in net income, net of income taxes	-	-
Deduct: Share-based employee compensation under the fair value method for all awards, net of income taxes	(0.02)	(0.07)
Pro forma	$0.30	$0.46

Diluted net income per share, as reported:	$0.30	$0.51
Add: Share-based employee compensation reported in net income, net of income taxes	-	-
Deduct: Share-based employee compensation under the fair value method for all awards, net of income taxes	(0.02)	(0.07)
Pro forma	$0.28	$0.44

Stock Options:

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following assumptions for the indicated periods.

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Dividend yield	-	-	-	-
Expected Volality	38.39%	32.51%	38.49%	31.37%
Risk-Free Interest Rate	5.12%	5.00%	5.07%	4.92%
Expected life of options (in years)	3.6	4.5	3.8	4.6
Weighted-average grant-date fair value	$4.94	$7.84	$5.88	$7.62

The assumptions above are based on multiple factors, including historical exercise patterns of employees with respect to exercise and post-vesting employment termination behaviors, expected future exercise patterns for these employees and the historical volatility of our stock price and the stock prices of companies in our peer group (Standard Industrial Classification or “SIC” Code 3823). The expected term of options granted is derived using company-specific, historical exercise information and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

In order to provide an appropriate expected volatility, one which marketplace participants would likely use in determining an exchange price for an option, the Company revised, during the quarter ended September 30, 2006, the method of calculating expected volatility by disregarding a period of the Company’s historical volatility data not considered representative of expected future volatility and replacing the disregarded period of time with peer group data. The Company considers the period of time disregarded to be within the “rare” situations stated in Security Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). The Company experienced, during the period of time leading up to and after the restructuring in May 2002, a rare series of events, including a going concern situation, financial statement restatement, a class action shareholder lawsuit, SEC investigation, a $4.4 million asset write-down, significant net losses, and a halt in the trading of the Company’s common stock, none of which are expected to recur in the future.

During the quarter ended June 30, 2006, the Company used only the Company’s stock historical price data to calculate expected volatility, including the disregarded period noted above. The revised expected volatility calculation utilizes the Company’s stock price data from October 1, 2003 to the current period, and prior to October 1, 2003, the Company utilized stock price data from companies in the Company’s peer group (SIC Code 3823). Expected volatility approximated 38.49% based on the combined stock price data from the peer group for the period disregarded and based on the Company’s stock price from October 1, 2003 to the current period, as compared to the previously calculated expected volatility of 70.28% during the quarter ended June 30, 2006. The impact of the change in historical volatility during the first quarter of fiscal 2007 would have lowered equity based compensation expense by less than $10 or approximately $8 after income tax, and since this amount is considered immaterial, no restatement was deemed necessary. This change will provide a more appropriate expected volatility going forward, and as time progresses, the peer group data will be replaced with the Company’s current stock price data. The effect of this change based on the first quarter data will decrease quarterly option expense on average by approximately $16 over the next five years as these options fully vest.

At September 30, 2006, there was $5,337 of unrecognized compensation cost related to share-based payments, which is expected to be recognized ratably during the vesting period of the options. The unrecognized compensation cost above is not adjusted for estimated forfeitures. Including estimated forfeitures, at September 30, 2006, there was $4,037 of unrecognized compensation cost related to share-based payments.

The following table represents stock option activity for the six months ended September 30, 2006:

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life in Years
Outstanding options at beginning of period	1,463,504	$17.33	5.46
Granted	404,000	25.07
Exercised	(179,890)	5.12
Forfeited and expired	(51,970)	21.34
Outstanding options at end of period	1,635,644	20.45	5.83

Outstanding exerciseable at end of period	487,820	$15.20	3.55

Shares available for future stock option grants to employees and directors under existing plans were 787,433 at September 30, 2006. The aggregate intrinsic value of options outstanding at September 30, 2006, was $3,989, and the aggregate intrinsic value of options exercisable was $2,600. Total intrinsic value of options exercised was $3,252 for the six months ended September 30, 2006.

The following table summarizes our non-vested stock option activity for the six months ended September 30, 2006:

	Number of shares	Weighted-Average Grant-Date Fair Value
Non-vested stock options at beginning of period	946,934	$5.63
Granted	404,000
Exercised	(34,420)
Vested	(116,720)
Forfeited and expired	(51,970)
Non-vested stock options at end of period	1,147,824	$4.65

Per Share Information:

Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options and warrants, less the shares that may be repurchased with the funds received from their exercise. There were approximately 823,653 and 318,703 anti-dilutive weighted shares excluded from the calculation in the periods ended September 30, 2006 and 2005, respectively.

The computation of the basic and diluted net income per share is as follows:

	Net income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Quarter ended September 30, 2006:
Basic per share information	$3,330	14,096,270	$0.24
Effect of dilutive securities	-	248,978	(0.01)
Diluted per-share information	$3,330	14,345,248	$0.23

Quarter ended September 30, 2005:
Basic per share information	$4,345	13,642,981	$0.32
Effect of dilutive securities	-	650,374	(0.02)
Diluted per-share information	$4,345	14,293,355	$0.30

Six months ended September 30, 2006:
Basic per share information	$5,782	14,074,592	$0.41
Effect of dilutive securities	-	328,516	(0.01)
Diluted per-share information	$5,782	14,403,108	$0.40

Six months ended September 30, 2005:
Basic per share information	$7,280	13,621,764	$0.53
Effect of dilutive securities	-	671,959	(0.02)
Diluted per-share information	$7,280	14,293,723	$0.51

4. INVENTORIES

Inventories, net of inventory reserves, and inventory reserves for slow moving, obsolete and lower of cost or market exposures at September 30, 2006 and March 31, 2006 are summarized as follows:

	September 30,	March 31,
	2006	2006
Raw Materials	$18,730	$13,586
Work-in-Process	6,040	4,392
Finished Goods	9,627	7,121
	$34,397	$25,099

Inventory Reserves:	$3,086	$3,296

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Property, plant and equipment are summarized as follows:
	September 30,	March 31,
	2006	2006	Useful Life
Production equipment & tooling	$29,446	$27,156	3-10 years
Building and leasehold improvements	6,952	3,914	39 years or lesser of useful life or remaining term of lease
Furniture and equipment	8,164	7,135	3-10 years
Construction-in-progress	1,709	1,999
Total	46,271	40,204
Less: accumulated depreciation and amortization	(21,235)	(18,118)
	$25,036	$22,086

Total depreciation from continuing operations was $1,239 and $846 for the three months ended September 30, 2006 and 2005, respectively. Total depreciation from continuing operations was $2,542 and $1,659 for the six months ended September 30, 2006 and 2005, respectively. Depreciation expense for discontinued operations for the six months ended September 30, 2006 and 2005 was $0 and $392, respectively. Property and equipment included $2,304 and $2,786 in capital leases at September 30, 2006 and March 31, 2006, respectively.

6. ACQUISITIONS, GOODWILL AND ACQUIRED INTANGIBLES

Recent Acquisitions:

As part of its growth strategy in the Sensors segment, the Company made six acquisitions during the year ended March 31, 2005, two acquisitions during the year ended March 31, 3006, and two acquisitions effective as of April 1, 2006.

Acquisitions are recorded as of the purchase date, and are included in the consolidated financial statements from the date of acquisition. Adjustments to goodwill relate to new acquisitions, final purchase price allocations and translation adjustments due to changes in foreign currency exchange rates. Goodwill balances presented in the consolidated balance sheets of foreign acquisitions are translated at the exchange rate in effect at each balance sheet date; however, opening balance sheets used to calculate goodwill and acquired intangible assets are based on purchase date exchange rates. The following acquisition summaries represent acquisitions from the beginning of fiscal 2006 forward. Therefore, goodwill for each acquisition presented below does not aggregate to reported amounts. Goodwill recorded as a result of acquisitions was $1,838 and $34,065 for the year ended March 31, 2006 and for the six months ended September 30, 2006, respectively, translated at the exchange rate on each of those dates.

HLP:

On November 30, 2005, the Company acquired the capital stock of HL Planartechnik GmbH (“HLP”), a sensor company located in Dortmund, Germany. The total purchase price based on the November 30, 2005 exchange rate was $3,044 ($2,835 at close and $209 in acquisition cost). The sellers can earn up to an additional $3,517 if certain performance hurdles, specifically defined net sales, are achieved in calendar 2006. Based on the results of operations for the six months ended June 30, 2006 and updated for the nine months ended September 30, 2006, management estimates that the minimum performance target will not be achieved. The initial amounts of the transaction resulted in negative goodwill (the excess of fair value of net assets over cost), and at March 31, 2006, the Company had recorded $3,517 of the contingent consideration as a liability, which is the lesser of the maximum contingent consideration or negative goodwill as of the date of the acquisition based on preliminary purchase accounting. Effective April 1, 2006, the negative goodwill provision was reversed and purchase price reallocated to proportionately reduce the assigned values of acquired property, equipment and acquired intangible assets. Set forth below is the preliminary purchase price allocation related to the HLP acquisition prior to and after the recognition of the contingent consideration:

	Preliminary Allocation	Revised Allocation
Assets:
Accounts receivable	$1,116	$1,116
Inventory	2,081	2,081
Property and equipment	4,228	1,477
Acquired intangible assets	1,684	616
Deferred income taxes	2,721	3,010
Other	284	284
	12,114	8,584

Liabilities:
Accounts payable	(678)	(678)
Accrued compensation	(392)	(392)
Debt and other non-operational Liabilities	(4,193)	(4,193)
Negative goodwill provision	(3,530)	-
Other	(277)	(277)
	(9,070)	(5,540)
Total Purchase Price	$3,044	$3,044

The reduction in property, equipment and acquired intangible assets from the allocation of negative goodwill resulted in a reduction in monthly depreciation and amortization expense of approximately $47 and $25, respectively, beginning April 1, 2006.

ATEX

On January 19, 2006, the Company completed the acquisition of Assistance Technique Experimentale (“ATEX”), a sensor company based outside of Paris, France, by acquiring all of the outstanding shares of ATEX stock. Effective with the European reorganization during fiscal 2007, ATEX was merged into Humirel, and Humirel was renamed MEAS France. Founded in 2000, ATEX specializes in providing vibration sensors to the Formula One racing market. The total purchase price based on the January 19, 2006 exchange rates was $4,026 ($2,502 in cash, $74 in acquisition costs, deferred payment of $725, and the first earn-out payment accrual of $725). The selling shareholders have the potential to receive up to an additional $1,888 in earn-out payments tied to sales growth objectives over the next three years and, if certain contingencies are resolved, these amounts will be recorded as an additional element of the cost of the acquisition. The first two payments were recorded and included in the total purchase price at September 30, 2006, because the satisfaction of the related sales growth objectives was considered probable. The Company’s preliminary purchase price allocation related to the ATEX acquisition follows:

Assets:
Cash	$692
Accounts receivable	401
Inventory	117
Property and equipment	131
Acquired intangible assets	834
Goodwill	2,670
Other	31
4,876

Liabilities:
Accounts payable	(416)
Accrued compensation	(157)
Deferred income taxes	(277)
(850)
Total Purchase Price	$4,026

YSI

Effective April 1, 2006, the Company completed the acquisition of all of the capital stock of YSIS Incorporated (“YSI Temperature”), a division of YSI Incorporated, for $14,252 ($14,000 at close and $252 in acquisition costs). YSI Temperature manufactures a range of thermistors for automotive, medical, industrial and consumer goods applications. The transaction was financed with borrowings under the Company’s Amended Credit Facility provided by a syndicate of lending institutions (See Note 7). The Company’s preliminary purchase price allocation related to the YSI Temperature acquisition follows:

Assets:

Accounts receivable	$3,523
Inventory	1,662
Property and equipment	1,154
Acquired intangible assets	2,013
Goodwill	8,248
Other	1,048
17,648

Liabilities:
Accounts payable	(835)
Accrued compensation	(769)
Minority interest	(1,099)
Deferred income taxes	(693)
(3,396)
Total Purchase Price	$14,252

Cash paid	$14,000
Deferred payment	-
Costs	252
Total Purchase Price	$14,252

With the purchase of YSI Temperature, the Company acquired a 50 percent ownership interest in Nikisso-YSI, a joint venture in Japan. This joint venture is consolidated in the consolidated financial statements of the Company at September 30, 2006 and as part of the purchase accounting as a variable interest entity (“VIE”) as defined by FIN 46(R), “Consolidation of Variable Interest Entities” (revised December 2003), because YSI Temperature is determined to be the primary beneficiary of the VIE. Assets and liabilities of the consolidated VIE at September 30, 2006 totaled $3,495 and $1,078, respectively. Net sales of the consolidated VIE for the three and six months ended September 30, 2006 totaled $1,632 and $2,561, respectively. At September 30, 2006, the joint venture had amounts due from its joint venture partner of $723 which represents funds held by Nikisso, the joint venture partner, in a short-term interest bearing arrangement.

BetaTherm

Effective April 1, 2006, the Company completed the acquisition of all of the capital stock of BetaTHERM Group Ltd., a sensor company headquartered in Galway, Ireland (“BetaTHERM”), for $37,248 ($33,741 in cash at closing, $1,787 deferred acquisition payments, $1,000 in Company shares and $720 in acquisition costs). Established in 1983, BetaTHERM manufactures precision thermistors used for temperature sensing in aerospace, biomedical, automotive, industrial and consumer goods applications. BetaTHERM conducts business through operations located in Massachusetts and in northern China. The transaction was financed with borrowings under the Company’s Amended Credit Facility provided by a syndicate of lending institutions (See Note 7). The Company’s preliminary purchase price allocation related to the BetaTHERM acquisition follows:

Assets:
Cash	$2,388
Accounts receivable	3,180
Inventory	2,521
Property and equipment	3,552
Acquired intangible assets	8,947
Goodwill	25,209
Other	226
46,023

Liabilities:
Accounts payable	(2,729)
Debt	(3,737)
Deferred income taxes	(2,309)
(8,775)
Total Purchase Price	$37,248

Cash paid	$33,741
Deferred payment	1,787
MEAS shares	1,000
Costs	720
Total Purchase Price	$37,248

Acquired Intangibles

In connection with current and previous acquisitions, the Company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade-names, order backlogs and covenants not to compete. The gross amounts and accumulated amortization, along with the range of amortizable lives, is as follows:

		September 30, 2006			March 31, 2006
	Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	5-15	$15,872	$(2,097)	$13,775	$8,193	$(922)	$7,271
Patents	5-19.5	2,433	(344)	2,089	2,642	(422)	2,220
Tradenames	1.5-3	923	(315)	608	570	(135)	435
Backlog	1	1,624	(1,061)	563	654	(542)	112
Covenants not-to-compete	3	903	(673)	230	903	(523)	380
Proprietary technology	5-15	2,231	(267)	1,964	989	(157)	832
		$23,986	$(4,757)	$19,229	$13,951	$(2,701)	$11,250

Annual amortization expense is expected to be as follows:

Amortization
Year	Expense
1	$3,739
2	2,831
3	2,678
4	2,856
5	2,408
Thereafter	4,717
$19,229

Deferred Acquisition Payments

In connection with the acquisitions, following is a summary of the deferred acquisition payments outstanding at September 30, 2006:
	Current	Long-term	Total
Entran	$179	$-	$179
Humirel	1,870	-	1,870
BetaTHERM	-	1,914	1,914
	$2,049	$1,914	$3,963

Pro forma Financial Data

The following represents the Company’s pro forma consolidated results of continuing operations for the quarter ended September 30, 2005, assuming all the above acquisitions occurred as of April 1, 2005, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had all the acquired companies been operated as part of the Company since April 1, 2005.

	Three months ended September 30, 2005	Six months ended September 30, 2005

Net sales	$41,384	$79,053
Loss from continuing operations	($140)	($206)
Loss from continuing operations per common share:
Basic	($0.01)	($0.01)
Diluted	($0.01)	($0.01)

7. LONG-TERM DEBT

To support the financing of the acquisitions of YSI Temperature and BetaTHERM (See Note 6), on April 3, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Facility”) which, among other things, increased the Company’s existing credit facility to $75,000 and lowered the applicable LIBOR or Index Margin from 4.50% and 2.75%, respectively, to LIBOR and Index Margins of 2.75% and 1%, respectively. The term portion of the Amended Credit Facility totaled $20,000, and the revolver totaled $55,000 at applicable LIBOR and Index Rates (as defined in the Amended Credit Facility). Beginning on September 30, 2006, the applicable margins may be adjusted quarterly on a prospective basis if the total Senior Debt to the trailing twelve month EBITDA (Earnings before Interest Taxes, Depreciation and Amortization) is less than 2.00 to 1, to an Index Margin of .5% and a LIBOR Margin of 2.25%. The term loan is payable in $500 quarterly installments plus interest beginning June 1, 2006 through March 1, 2011, with a final payment of $10,500 payable on April 3, 2011. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, annual capital expenditures, and other related items. The availability of the revolving credit facility is not based on any borrowing base requirements, but borrowings may be limited by certain financial covenant limitations. The Company has provided a security interest in substantially all of the Company’s U.S. based assets as collateral for the Amended Credit Facility.

As of September 30, 2006, the Company utilized the LIBOR based rate for approximately $66,910, and the balance utilized the Index based rate. Interest rate applicable to borrowings under the revolving credit facility was 8.14% at September 30, 2006. As of September 30, 2006, the outstanding borrowings on the revolver, which is classified as long-term debt, were $49,410, and the Company had the right to borrow an additional $5,590 under the revolving credit facility. Commitment fees on the unused balance were equal to .375% per annum of the average amount of unused balances.

Promissory Notes

In connection with the acquisition of Elekon, the Company issued unsecured promissory notes (the “Notes”) totaling $3,000, of which $600 and $1,100 were outstanding at September 30, 2006 and March 31, 2006, respectively. At September 30, 2006 and 2005, $600 and $1,000, respectively, were current liabilities. The Notes amortize over a period of three years, are payable quarterly and bear interest at 6%.

Short-Term Debt

In connection with the acquisition of Entran, Humirel, HLP, and ATEX, the Company assumed outstanding short-term borrowings. At September 30, 2006 and March 31, 2006, $139 and $277, respectively, of this assumed short-term borrowing remains outstanding and is included in short-term debt in the accompanying condensed consolidated balance sheets. Below is a summary of short-term debt outstanding:

	September 30,	March 31,
	2006	2006
Short-term debt:
Revolver	$-	$3,500
European short-term borrowings	139	277
	$139	$3,777

Long-Term Debt and Promissory Notes

Below is a summary of the long-term debt and promissory notes outstanding at September 30, 2006 and March 31, 2006:

	September 30, 2006	March 31, 2006
Prime or LIBOR plus 2.75% or 1% five-year term loan with a final installment due on March 31, 2011	$19,000	$17,500

Governmental loans from French agencies at no interest and payable based on R&D expenditures.	727	535

Term credit facility with six banks at an interest rate of 4% payable through 2010.	655	750

Bonds issued at an interest rate of 3% payable through 2009.	444	423

Term credit facility with two banks at interest rates of 3.9%-4.0% payable through 2009.	123	139

	$20,949	$19,347
Less current portion of long-term debt	2,172	2,553
	$18,777	$16,794
6% promissory notes payable in six quarterly installments through July 1, 2007	$600	$1,100
Less current portion of promissory notes payable	600	1,000
	$-	$100

The principal payments of long term debt, revolver and promissory notes are as follows:

Year	Term	Other	Subtotal	Notes Payable	Revolver	Total
1	$1,500	$672	$2,172	$600	$-	$2,772
2	2,000	343	2,343	-	-	2,343
3	2,000	705	2,705	-	-	2,705
4	2,000	115	2,115	-	-	2,115
5	11,500	75	11,575	-	49,410	60,985
Thereafter	-	39	39	-	-	39
Total	$19,000	$1,949	$20,949	$600	$49,410	$70,959

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

	Six months ended September 30,
	2006	2005
Net Sales:
United States	$52,621	$33,883
Europe and other	22,663	8,197
Asia	20,818	12,768
Total:	$96,102	$54,848

	September 30,	March 31,
	2006	2006
Long lived assets:
United States	$5,831	$4,230
Europe and other	9,677	8,428
Asia	9,528	9,428
Total:	$25,036	$22,086

9. COMMITMENTS AND CONTINGENCIES:

Pending Matters

Robert L. DeWelt v. Measurement Specialties, Inc. et al., Civil Action No. 02-CV-3431 . On July 17, 2002, Robert DeWelt, the former acting Chief Financial Officer and former acting general manager of our former Schaevitz Division, filed a lawsuit against the Company and certain of the Company’s officers and directors in the United States District Court of the District of New Jersey. Mr. DeWelt resigned on March 26, 2002 in disagreement with the Company’s decision not to restate certain of our financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. The Company filed a motion to dismiss this case, which was denied on June 30, 2003. The Company has answered the complaint and is engaged in the discovery process. This litigation is ongoing and the Company cannot predict its outcome at this time.

SEB Patent Issue . On December 12, 2003, Babyliss, SA, a wholly owned subsidiary of Conair Corporation, received notice from the SEB Group (“SEB”) alleging that certain bathroom scales manufactured by the Company and sold by Babyliss in France violated certain patents owned by SEB. On May 19, 2004, SEB issued a Writ of Summons to Babyliss and the Company, alleging patent infringement and requesting the Tribunal de Grande Instance de Paris to grant them unspecified monetary damages and injunctive relief. Pursuant to the indemnification provisions of the Conair transaction, the Company has assumed defense of this matter. On January 4, 2006, the Tribunal ruled in the Company’s favor, invalidating the claims of the SEB patent that SEB had asserted. Although the time for appeal has not yet expired, the Company is unaware of any appeal of this decision by SEB.

The Honorable Dan Samuel v. Measurement Specialties, Inc., Case No. 3:06 cv 1005. On June 29, 2006, The Company was sued by a former director.  The matter is pending in the United States District Court for the District of Connecticut. In this matter, the plaintiff, The Honorable Dan Samuel, a former director of the Company, allowed his stock options to terminate before he attempted to exercise them. Mr. Samuel claims that the Company misled him with respect to when his options terminated/expired and asserts claims against the Company for negligent misrepresentation, fraud, breach of contract, and conversion and seeks damages in an amount not less than $450,000 plus interest and costs.

On August 30, 2006, the Company filed a motion to dismiss. At a conference before the Court, the Court suggested that Mr. Samuel file an amended complaint and that the Company, instead of moving to dismiss, answer the amended complaint, take some discovery and then renew its motion to dismiss as a summary judgment motion after discovery. Consistent with the Court's direction, on October 12, 2006, Mr. Samuel filed an amended complaint which contains counts asserting the following claims against the Company: Negligent Misrepresentation, Fraud, Breach of Contract, Conversion and Promissory Estoppel. The Company will answer the amended complaint and intends to vigorously defend itself against the claims made against Company. At this time, the Company is unable to express an opinion that an unfavorable result is either probable or remote.

In addition, the Company tendered this litigation to Chubb, the Company’s insurer under its Executive Protection Policy.  Chubb has agreed to defend the claims and has hired appointed panel counsel, Epstein Becker & Green, to defend the Company.  As a result, Epstein Becker will be assuming defense of this matter on the Company’s behalf; however, Chubb has reserved its rights regarding coverage if the Company is ultimately held liable to Mr. Samuel.

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

Acquisition Earn-Outs:

As disclosed in Note 6, in connection with the HLP acquisition, the Company has potential performance based earn-out obligations totaling $3,517 if the maximum performance targets are achieved. At September 30, 2006, management has concluded that the performance targets will not be achieved by December 31, 2006, and accordingly, no amounts have been accrued as of September 30, 2006. With the acquisition of ATEX, the Company has three potential based earn-out obligations totaling approximately $1,888 if maximum sales performance targets are achieved. The first two earn-out payments are accrued at September 30, 2006, because satisfaction of the sales growth objective was considered probable.

10. DERIVATIVE INSTRUMENTS:

The Company has a number of forward purchase currency contracts with exercise dates through August 31, 2007 with a total notional amount of $5,650 at an average exchange rate of $1.26 (in U.S. dollars) to hedge Humirel’s exposure to fluctuation in the U.S. dollar relative to the Euro. Since these derivatives are not designated as cash-flow hedges under FASB 133, changes in their fair value are recorded in earnings, not in other comprehensive income. As of September 30, 2006 and March 31, 2006, the fair value of the currency contracts was a liability of $9 and $59, respectively.

11. DISCONTINUED OPERATIONS:

The Company's former Consumer business is classified as discontinued operations. During the six months ended September 30, 2005 the Consumer segment had net sales of $30,064, operating income of $4,773 and income from discontinued operations of $3,547.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

RECENT CHANGES IN OUR BUSINESS

DISCONTINUED OPERATIONS

Effective December 1, 2005, we completed the sale of our Consumer segment, including our Cayman Island subsidiary, Measurement Limited (“ML”), to Fervent Group Limited (“FGL”). FGL is a company controlled by the owners of River Display Limited (“RDL”), our long time partner and primary supplier of consumer products in Shenzhen, China. Accordingly, the related financial statements for the Consumer segment are reported as discontinued operations.

Our condensed consolidated financial statements for the three month and six month periods ended September 30, 2006 and 2005, include the results of our ongoing operations. As indicated above, the Consumer segment has been classified as discontinued operations in the consolidated financial results for all periods presented. Accordingly, all comparisons in Management’s Discussion and Analysis for each of the periods ended September 30, 2006 and 2005, exclude the results of these discontinued operations except as otherwise noted.

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

OVERVIEW

Measurement Specialties, Inc. (the “Company” or “we”) is a global leader in the design and manufacture of sensors and sensor-based systems for original equipment manufacturers and end users. The Company continues to expand the business at a relatively high rate through organic growth and through acquisitions. With the sale of our Consumer business effective December 1, 2005, the Company now has one reportable segment, formerly the Sensor Division. Accordingly, all comparisons in Management’s Discussion and Analysis for each of the fiscal periods ended September 30, 2006 and 2005 exclude the results of discontinued operations, except as otherwise noted. (See Note 1 to the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q).

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

EXECUTIVE SUMMARY

The Company has seen a significant amount of change over the last several years. In May 2002, we embarked upon an aggressive restructuring effort to improve the operating performance of the Company. A key component of this restructuring was the elimination of underutilized facilities to consolidate our operations in Shenzhen, China and Hampton, Virginia. In fiscal year 2004, the Company made the strategic decision to focus on aggressively growing the Sensor Division through acquisition and organic growth, and set a 3-year target of $150,000 in fiscal 2007 sensor-only sales. To that end, the Company made eight acquisitions during fiscal 2005 and 2006, and two acquisitions in fiscal 2007 (the “Acquisitions”) (See Notes 2 and 6 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). The results of operations of these Acquisitions are included in our consolidated statement of operations as of and since their respective dates of purchase. To finance the Acquisitions, we expanded our $35,000 credit facility to $75,000 (See Notes 6 and 7 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). Having completed the restructuring and acquisitions, the Company is now a global sensor solutions company with a broad range of technologies and capabilities. Our focus remains on engineered solutions where we can use our engineering and manufacturing talent and depth of knowledge and experience in sensors to provide a complete solution to our customers, as well as “bundle” products together. We also have a substantial end user business for high quality “off the shelf” sensors and transducers used for test, instrumentation and process control. A key to our manufacturing strategy is leveraging the significant infrastructure we now have in Shenzhen, China. This infrastructure has enabled us to reduce costs and improve financial performance while continuing to provide our customers with low cost, highly reliable products.

GROWTH STRATEGY

Having divested the low-margin Consumer business, the Company is now wholly engaged in pursuing aggressive growth in the Sensor business, with an established goal of achieving annual revenues of $250 million by fiscal year 2009. This rapid growth in excess of 25% CAGR (Compound Annual Growth Rate) will continue to come through a combination of organic growth and acquisitions. The Company is targeting organic growth of 15% per year, primarily through custom-engineered medium- to high-volume OEM applications for which the typical development cycle lasts from 6 to 24 months.

In addition to the organic growth, management still believes there is room on the balance sheet to support the leveraged acquisition of companies that can provide entry into new technologies, geographies and customer segments. The Company will continue to pursue acquisitions that make a good strategic fit without specific timetables for closure.

Work continues on integrating acquisitions for inherent synergies in sales and marketing, engineering and manufacturing. This is particularly true for the largest acquisition of fiscal 2006, HLP, where opportunities exist to lower manufacturing costs and leverage the Company sales force on behalf of promising HLP technologies. By organizing engineering, product development and manufacturing resources into eight product families, the Company has created a flexible structure that can facilitate integration and support growth. This scalable structure enables the Company to readily assimilate acquisitions, prioritize engineering resources, and respond better to market opportunities in key industries. Processes have been established for the progressive integration of support functions such as supply chain, information technology, financial management, sales and marketing. Marketing patterns are being established to cross-fertilize the sales efforts across product families.

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

Trends.

We are expecting organic growth in net sales of approximately 15% to 20% in fiscal 2007 over fiscal 2006. This growth, coupled with the sales associated with the HLP, ATEX, BetaTHERM and YSI Temperature acquisitions, should result in net sales of approximately $196,000 to $200,000 in fiscal 2007, as compared to $121,417 in fiscal 2006.

We anticipate our overall average gross margins for our Sensor business to decline to approximately 42% to 44% in fiscal year 2007 as compared to gross margins of 46% and 51% for fiscal years 2006 and 2005, respectively.

There are several factors impacting margins, including sales growth strategies, product sales mix and our cost structure. The sensors market is highly fragmented with hundreds of niche players. While the worldwide sensors market that we serve is expected to have a 5%-7% CAGR, we expect to gain share and grow our Sensor business in excess of the market primarily through custom-engineered medium-to high volume OEM applications for which the typical development cycle lasts 6 to 24 months. As a result of this growth strategy, we anticipate pursuing larger programs that may carry lower gross margins than our historical business, which could influence our overall sensor gross margins. The growth of our automotive applications would be an example of such a business. Additionally, a number of our new products from recent acquisitions carry lower gross margins than our historical average. The appreciation of the Chinese renminbi (“RMB”) relative to the U.S. dollar has resulted in lower margins since a large portion of our products is manufactured in our China facility, where most of our costs are denominated in RMB. Similarly, appreciation of the Euro relative to the dollar has created similar pressure on gross margins on products sold in Europe. Finally, several short term factors have reduced margins as a result of variances to standards, including higher product costs, premium freight for delinquent shipments, lower than expected yields on new program introductions, and variances associated with product moves from one facility to another. The Company continually monitors costs and pursues various cost control measures and sales initiatives to improve margins to offset increases to the aforementioned items impacting our margins.

While we expect gross margin to decline as compared to previous years, we expect operating margin to improve as a result of improved operating expense leverage. Operating expenses as a percent of net sales have declined to 33.6% in fiscal 2006, as compared to 36.9% and 58.7% in fiscal 2005 and fiscal 2004, respectively. Selling, general and administrative expenses ("SG&A") as a percent of net sales declined to 32.2% for fiscal 2006, as compared to 36.1% and 57.8% in fiscal years 2005 and 2004, respectively. For fiscal 2007, we expect SG&A as a percent of net sales to decline to 27%-29%. It is through this leverage of SG&A that we expect to realize improved operating margin.

Certain expenses are expected to increase, including compensation expenses associated with stock options and profit sharing, which are expected to be partially offset by decreases in amortization of acquired intangible assets and interest expense. During the first quarter of fiscal 2007, the Company began recognizing compensation costs in our statement of operations related to stock options in accordance with Financial Accounting Standards Board (‘FASB’) Statement No. 123R (Revised 2004), Share-Based Payment (See Note 3 to the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q). Compensation costs from stock options had been previously reported on a pro-forma basis and not recorded in the statement of operations. Under the modified prospective approach, compensation costs associated with stock options are expected to increase with additional awards. Additionally, under the previous profit sharing incentive plan, the Company did not made any accruals during the first half of fiscal 2007; however, with recent modifications to the plan, the Company expects to accrue certain amounts during the second half of fiscal 2007. We expect modest declines in amortization of acquired intangibles and interest expense in future quarters as compared to the second quarter of fiscal 2007. The Company’s operations are expected to support these higher costs and generate sufficient cash flows to both service and reduce our debt.

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

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS FROM CONTINUING OPERATIONS IN OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005, RESPECTIVELY:

	Three months ended September 30,
(Dollars in thousands)	2006	2005
Net sales	$50,111	$29,570
Cost of goods sold	28,815	15,829
Gross profit	21,296	13,741
Operating expenses:
Selling, general, and administrative	13,482	8,684
Non-cash equity based compensation (SFAS 123R)	624	-
Amortization of acquired intangibles	1,132	402
Total operating expenses	15,238	9,086
Operating income	6,058	4,655
Interest expense, net	1,455	486
Other expense (income)	261	(64)
Income from continuing operations before minority interest and income taxes	4,342	4,233
Minority interest	155	-
Income tax expense from continuing operations	808	1,781
Income from continuing operations	$3,379	$2,452

Net Sales.

Net sales increased 69% or $20,541 from $29,570 to $50,111. Excluding net sales from acquisitions completed during the fiscal year ended March 31, 2006 and in April 2006 (“Recent Acquisitions”), which amounts to $15,508 and $0 for the quarters ended September 30, 2006 and 2005, respectively, net sales increased by $5,033 or 17% to $34,603 (defined as “organic growth”).

The strong organic growth in the quarter was primarily the result of growth in sales with our largest customer, Sensata, and strong growth in the Piezo/Panels, Vibration, Humidity and Force product lines. Growth with Sensata was a result of their continued penetration of sensors used in Electronic Stability Control (ESC) systems and direct gas injection applications, as well as the introduction of force sensors used in occupant weight sensing, all of which utilize the Company’s proprietary Microfused technology. We expect to see continued strong quarter to quarter growth in these programs in fiscal 2007 as compared to fiscal 2006. Growth in our Piezo/Panels product line is primarily due to strong sales of sensors used in medical applications and computer/business equipment products as compared to last year, as well as strong sales of our recently introduced penetration panels used in security applications and our piezo-based traffic sensors. Vibration products enjoyed strong growth as we continue to gain share in the automotive crash test market, as well as various aerospace test applications. Our Humidity product line continued to grow as a result of increased penetration for fogging prevention in automotive applications, as well as strong growth in engine management applications. Finally, with the sale of the Consumer business, the sale of our load cells for consumer scale applications are now included in our third party sales, boosting sales for our Force products.

Gross Margin.

Gross margin as a percent of net sales decreased 4 margin points to 42.5% from 46.5%. Excluding Recent Acquisitions, gross margin declined 3.9 margin points to 42.6% from 46.5%. The decline in margin is primarily due to mix associated with increased sales with our largest customer, Sensata, which serves the automotive market and carries lower gross margin than our average, as well as increased optical sales which also carries much lower gross margin. Additionally, we have moved selected low volume, high pressure and/or difficult to manufacture oil-filled products from our China operation to the Fremont operation which has decreased the gross margin in the Pressure line, but will result in improved service to our customers. The change in exchange rate of the RMB relative to the US dollar, along with increased commodity costs, also negatively impacted margins. For every 1% appreciation in the RMB relative to the U.S. dollar, the negative impact to our margins is approximately $210. Additionally, there were some specific items in the quarter that reduced gross margin, including higher than normal freight expense associated with 2nd day air shipments to meet customer requirements, a large scrap expense associated with a change in resin for our humidity sensors, and lower than expected yields/higher costs on the startup of new products in our tilt and pressure lines. These items accounted for nearly 1 margin point of the decline.

On a continuing basis our gross margin in the Sensor business may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates, and other factors.

Operating Expenses.

Overall, operating expenses increased $6,152 or 68% to $15,238, and as a percent of net sales, operating expenses decreased to 30.4% from 30.7%. The increase in operating expenses is mainly due to the recognition of the non-cash stock option compensation expense of $624, the $730 increase in amortization of acquired intangible assets from Acquisitions and the increase in other operating expenses related to the Recent Acquisitions.

Selling, General and Administrative.

SG&A expenses increased $4,798 or 55% to $13,482 for the three months ended September 30, 2006 from $8,684 for the same period last year, primarily due to the added operating costs from acquisitions. As a percentage of net sales, SG&A expenses declined to 26.9% from 29.4%. This decline in expenses as a percent of sales is a result of our strategy to increase sales more quickly than actual SG&A expenses, thereby realizing improvements in SG&A expense leverage, offsetting declines in gross margin. Excluding Recent Acquisitions, SG&A expense increased 10.4%, or $900, to $9,584, for the quarter ended September 30, 2006, from $8,684 for the quarter ended September 30, 2005.

Stock Option Expense.

The $624 in stock option expense for the three months ended September 30, 2006 represents non-cash equity based compensation with the adoption of SFAS 123R under the modified prospective method. The adoption of SFAS 123R requires the recognition of stock-based compensation in our results of operations for the three months ended September 30, 2006, as compared to the same period of fiscal 2006 when the Company accounted for stock-based compensation as a disclosure in the footnotes on a pro-forma basis in accordance with APB Opinion No. 25. The stock option expense disclosed in the footnotes of the Consolidated Condensed Financial Statements for the quarter ended September 30, 2005 totaled $320.

Under the SFAS 123R guidelines, the Company has changed the accounting for share-based compensation, but the Company has not made modifications to outstanding options or changed the terms of the share-based payment arrangements prior to the adoption of SFAS 123R. During the quarter ended June 30, 2006, the Company made certain changes prospectively in the valuation methodologies and assumptions in estimating the fair value of options, including using the applicable historical period of time to match the option term for both expected volatility and risk-free interest rates. In calculating the expected volatility and risk-free interest rate, the Company had previously used a two-year expected life of the option. The overall impact of this change is an increase in the period of time, which resulted in an increase in the volatility and the risk-free interest rate, and consequently, an increase in shared-based compensation expense.

In order to provide an appropriate expected volatility, one which marketplace participants would likely use in determining an exchange price for an option, the Company revised during the quarter ended September 30, 2006, the method of calculating expected volatility by disregarding a period of the Company’s historical volatility data not considered representative of future expected volatility and replacing the disregarded period of time with peer group data. The Company considers the period of time disregarded to be within the “rare” situations stated in Security Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). The Company experienced during the period of time leading up to and after the restructuring in May 2002 a rare series of events, including a going concern situation, financial statement restatement, a class action shareholder lawsuit, SEC investigation, a $4.4 million asset write-down, significant net losses, and a halt in the trading of the Company’s common stock, none of which are expected to recur in the future.

During the quarter ended June 30, 2006, the Company used only the Company’s stock historical price data to calculate expected volatility, including the disregarded period noted above. The revised expected volatility calculation utilizes the Company’s stock price data from October 1, 2003 to the current period, and prior to October 1, 2003, the Company utilized stock price data from companies in the Company’s peer group (SIC Code 3823). Expected volatility approximated 38.49% based on the combined stock price data from the peer group for the period disregarded and based on the Company’s stock price from October 1, 2003 to the current period, as compared to the previously calculated expected volatility of 70.28% during the quarter ended June 30, 2006. The impact of the change in historical volatility during the first quarter of fiscal 2007 would have lowered equity based compensation expense by less than $10 or approximately $8 after income tax, and since this amount is considered immaterial, no restatement was deemed necessary. This change will provide a more appropriate expected volatility going forward, and as time progresses, the peer group data will be replaced with the Company’s current stock price data. The effect of this change based on the first quarter data will decrease quarterly option expense on average by approximately $16 over the next five years as these options fully vest.

Total compensation cost related to non-vested awards not yet recognized totaled $5,337 at September 30, 2006, which is expected to be recognized over a weighted average period of 2 years.

Amortization of acquired intangibles.

Amortization of acquired intangible assets increased $730 from $402 to $1,132 due to the increase in intangible assets (such as customer relationships, patents and trade-names) directly related to the acquisitions during fiscal 2006 and the two acquisitions during the three months ended June 30, 2006.

Interest Expense, Net.

Interest expense increased $969, from $486 during the three months ended September 30, 2005 to $1,455 for the three months ended September 30, 2006. The increase in interest expense is primarily attributable to an increase in the total outstanding debt from an average amount outstanding of $19,584 during the quarter ended September 30, 2005 to $68,057 during the quarter ended September 30, 2006 to support the BetaTHERM and YSI Temperature acquisitions, as well as higher interest rates.

Income Taxes.

The overall decrease in income tax expense reflects certain adjustments recorded during the prior year increasing income tax expenses and a higher portion of taxable income earned during the current fiscal year in tax jurisdictions with lower tax rates.

Our overall effective tax rate was approximately 19.3% during the quarter ended September 30, 2006, as compared to an effective tax rate of 42.1% during the same period last year. Excluding the impact of the adjustments recorded during the prior year, the overall effective tax rate during the three months ended September 30, 2005 would have been approximately 25.45%. The decrease in the overall effective tax rate is mainly because of a higher than normal tax expense during the second quarter last fiscal year due to a $695 adjustment to revalue U.S. net deferred tax assets based on a lower estimated U.S. effective tax rate resulting from larger apportionment to a state with a lower tax rate. The current year overall effective rate is lower due to a higher portion of taxable income earned in tax jurisdictions with lower tax rates. This includes BetaTHERM, whose operations are based in Ireland, which has a relatively low tax rate. The statutory tax rates in China and Ireland are 10%, and 12%, respectively. Additionally, there was a decrease in profitability in the U.S. with the added operating expenses associated with the implementation of SFAS 123R, which carries a higher tax rate. Our effective tax rate is based on anticipated earnings from the various taxing jurisdictions globally, and while we believe our current rate is representative based on our full year forecasts, changes in actual earnings from forecast from various regions could have a material change on the tax rate going forward.

Due to, among other things, the volume of manufacturing in the U.S. and our net operating loss carry-forwards, we do not expect the American Jobs Creation Act of 2004 to have an immediate or significant impact on our effective tax rates.

SIX MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2005

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS FROM CONTINUING OPERATIONS IN OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005, RESPECTIVELY:

	Six months ended September 30,
(Dollars in thousands)	2006	2005
Net sales	$96,102	$54,848
Cost of goods sold	54,244	28,545
Gross profit	41,858	26,303
Operating expenses:
Selling, general, and administrative	27,437	18,555
Non-cash equity based compensation (SFAS 123R)	1,203	-
Amortization of acquired intangibles	2,150	830
Total operating expenses	30,790	19,385
Operating income	11,068	6,918
Interest expense, net	3,231	958
Other expense (income)	429	(21)
Income from continuing operations before minority interest and income taxes	7,408	5,981
Minority interest	230	-
Income tax expense from continuing operations	1,370	2,248
Income from continuing operations	$5,808	$3,733

Net Sales.

Net sales for the six months ended September 30, 2006 increased 75% or $41,254 from $54,848 to $96,102. Excluding net sales from Recent Acquisitions, which amounts to $29,911 and $0 for six months ended September 30, 2006 and 2005, respectively, net sales increased to $66,191 or 20.7% (defined as “organic growth”).

The strong organic growth in the period was primarily the result of growth in sales with our largest customer, Sensata, and strong growth in the Piezo/Panels, Vibration, Humidity and Force product lines. Growth with Sensata was a result of their continued penetration of sensors used in Electronic Stability Control (ESC) systems and direct gas injection applications, as well as the introduction of force sensors used in occupant weight sensing, all of which utilize the Company’s proprietary Micro-fused technology. We expect to see continued strong quarter to quarter growth in these programs in fiscal 2007 as compared to fiscal 2006. Growth in our Piezo/Panels product line is primarily due to strong sales of sensors used in medical applications and computer/business equipment products as compared to last year, as well as strong sales of our recently introduced penetration panels used in security applications and our piezo-based traffic sensors. Vibration products enjoyed strong growth as we continue to gain share in the automotive crash test market, as well as various aerospace test applications. Our Humidity product line continued to grow as a result of increased penetration for fogging prevention in automotive applications, as well as strong growth in engine management applications. Finally, with the sale of the Consumer business, the sale of our load cells for consumer scale applications are now included in our third party sales, boosting sales for our Force products.

Gross Margin.

Gross margin as a percent of net sales decreased 4 margin points to 44% from 48%. Excluding Recent Acquisitions, gross margin declined 3.9 margin points to 44.1% from 48%. The decline in margin is primarily due to mix associated with increased sales with our largest customer, Sensata, which serves the automotive market and carries lower gross margin than our average, as well increased optical sales which also carries much lower gross margin. Additionally, we have moved selected low volume, high pressure and/or difficult to manufacture oil-filled products from our China operation to the Fremont operation which has decreased the gross margin in the Pressure line, but will result in improved service to our customers. The change in exchange rate of the RMB relative to the US dollar, along with increased commodity costs, also negatively impacted margins. Since April 1, 2005, the value of the RMB has appreciated approximately 4.5% relative to the US dollar. For every 1% appreciation in the RMB relative to the U.S. dollar, the negative impact to our margins is approximately $210. Additionally, there were some specific items in the second quarter that reduced gross margin, including higher than normal freight expense associated with 2nd day air shipments to meet customer requirements, a large scrap expense associated with a change in resin for our humidity sensors, and lower than expected yields/higher costs on the startup of new products in our tilt and pressure lines.

On a continuing basis our gross margin in the Sensor business may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates, and other factors.

Operating Expenses.

Overall, operating expenses increased $11,405 or 59% to $30,790, and as a percent of net sales, operating expenses decreased to 32% from 35%. The increase in operating expenses is mainly due to the recognition of the non-cash stock option compensation expense of $1,203, the $1,320 increase in amortization of acquired intangible assets from Acquisitions and the increase in other operating expenses, such as salaries and professional fees, related to the recent acquisitions.

Selling, General and Administrative.

SG&A expenses increased $8,882 or 48% to $27,437 for the six months ended September 30, 2006 from $18,555 for the same period last year, primarily due to the added operating costs from acquisitions. As a percentage of net sales, SG&A expenses declined to 29% from 34%. This decline in expenses as a percent of sales is a result of our strategy to increase sales more quickly than actual SG&A expenses, thereby realizing improvements in SG&A expense leverage, offsetting declines in gross margin. Excluding Recent Acquisitions, SG&A expenses increased $1,027 or 6% to $19,583 for the six months ended September 30, 2006 from $18,555 during the six months ended September 30, 2005. Included in the fiscal 2007 SG&A expenses is approximately $237 in expenses associated with the closure of the Barbados facility, a former operating entity of BetaTHERM.

Stock Option Expense.

The $1,203 in stock option expense for the six months ended September 30, 2006 represents non-cash equity based compensation with the adoption of SFAS 123R under the modified prospective method. The adoption of SFAS 123R requires the recognition of stock-based compensation in our results of operations for the six months ended September 30, 2006, as compared to the same period of fiscal 2005 when the Company accounted for stock-based compensation as a disclosure in the footnotes on a pro-forma basis in accordance with APB Opinion No. 25. The stock option expense disclosed in the footnotes of the Consolidated Condensed Financial Statements for the six months ended September 30, 2005 totaled $1,006.

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

In order to provide an appropriate expected volatility, one which marketplace participants would likely use in determining an exchange price for an option, the Company revised during the quarter ended September 30, 2006, the method of calculating expected volatility by disregarding a period of the Company’s historical volatility data not considered representative of expected future volatility and replacing the disregarded period of time with peer group data. The Company considers the period of time disregarded to be within the “rare” situations stated in Security Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). The Company experienced during the period of time leading up to and after the restructuring in May 2002 a rare series of events, including a going concern situation, financial statement restatement, a class action shareholder lawsuit, SEC investigation, a $4.4 million asset write-down, significant net losses, and a halt in the trading of the Company’s common stock, none of which are expected to recur in the future.

During the quarter ended June 30, 2006, the Company used only the Company’s stock historical price data to calculate expected volatility, including the disregarded period noted above. The revised expected volatility calculation utilizes the Company’s stock price data from October 1, 2003 to the current period, and prior to October 1, 2003, the Company utilized stock price data from companies in the Company’s peer group (SIC Code 3823). Expected volatility approximated 38.49% based on the combined stock price data from the peer group for the period disregarded and based on the Company’s stock price from October 1, 2003 to the current period, as compared to the previously calculated expected volatility of 70.28% during the quarter ended June 30, 2006. The impact of the change in historical volatility during the first quarter of fiscal 2007 would have lowered equity based compensation expense by less than $10 or approximately $8 after-tax, and since this amount is considered immaterial, no restatement was deemed necessary. This change will provide a more appropriate expected volatility going forward, and as time progresses, the peer group data will be replaced with the Company’s current stock price data. The effect of this change based on the first quarter data will decrease quarterly option expense on average by approximately $16 over the next five years as these options fully vest.

Total compensation cost related to non-vested awards not yet recognized totaled $5,337 at September 30, 2006, which is expected to be recognized over a weighted average period of 2 years.

Amortization of acquired intangibles.

Amortization of acquired intangible assets increased $1,320 from $830 to $2,150 due to the increase in intangible assets (such as customer relationships, patents and trade-names) directly related to the acquisitions during fiscal 2006 and the two acquisitions in April 2006.

Interest Expense, Net.

Interest expense increased $2,273, from $958 during the six months ended September 30, 2005 to $3,231 for the six months ended September 30, 2006. The increase in interest expense is primarily attributable to an increase in the total outstanding debt from an average amount outstanding of $19,761 during the six months ended September 30, 2005 to $69,174 during the six months ended September 30, 2006 to support the BetaTHERM and YSI Temperature acquisitions, as well as higher interest rates.

Income Taxes.

The overall decrease in income tax expense reflects certain adjustments recorded during the prior year increasing income tax expenses and a higher portion of taxable income earned during the current fiscal year in tax jurisdictions with lower tax rates.

Our overall effective tax rate was approximately 19.1% during the six months ended September 30, 2006, as compared to an effective tax rate of 37.6% during the same period last year. Excluding the impact of the adjustments recorded during the prior year, the overall effective tax rate during the six months ended September 30, 2005 would have been approximately 25.5%. The decrease in the overall effective tax rate is mainly because of a higher than normal tax expense during the second quarter last fiscal year due to a $695 adjustment to revalue U.S. net deferred tax assets based on a lower estimated U.S. effective tax rate resulting from larger apportionment to a state with a lower tax rate. The current year overall effective rate is lower due to a higher portion of taxable income earned in tax jurisdictions with lower tax rates. This includes BetaTHERM, whose operations are based in Ireland, which has a relatively low tax rate. The statutory tax rates in China and Ireland are 10%, and 12%, respectively. Additionally, there was a decrease in profitability in the U.S. with the added operating expenses associated with the implementation of SFAS 123R, which carries a higher tax rate. Our effective tax rate is based on anticipated earnings from the various taxing jurisdictions globally, and while we believe our current rate of approximately 19% is representative based on our full year forecasts, changes in actual earnings from forecast from various regions could have a material change on the tax rate going forward.

Due to, among other things, the volume of manufacturing in the U.S. and our net operating loss carry-forwards, we do not expect the American Jobs Creation Act of 2004 to have an immediate or significant impact on our effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES
(Dollars in thousands)

Operating working capital for continuing operations (accounts receivable plus inventory less accounts payable) increased by $15,182 from $33,143 as of March 31, 2006 to $48,325 as of September 30, 2006. As a percent of annualized sales (net sales for the second quarter times four), operating working capital improved to 24% at September 30, 2006 from 27% at March 31, 2006. The overall increase in operating working capital was attributable to the increase in accounts receivable of $10,980 from $19,381 at March 31, 2006 to $30,361 at September 30, 2006, an increase in inventory of $9,298 from $25,099 at March 31, 2006 to $34,397 at September 30, 2006, and slightly offset by the $5,096 increase in accounts payable from $11,337 at March 31, 2006 to $16,433 at September 30, 2006. The increases in the respective balance sheet accounts, including accounts receivable, inventory and accounts payable, are due mainly to the Acquisitions, and the Company acquired operating working capital of $7,322 effective April 1, 2006 with the purchase of BT and YSI, as well as to support increased sales.

Cash provided from operating activities was $5,908 for the six months ended September 30, 2006, as compared to $7,893 provided for the six months ended September 30, 2005. The $1,985 decrease in cash provided by operations is mainly due to the changes in working capital. Changes in operating working capital consumed $6,276 during the six months ended September 30, 2006, as compared to providing $304 during the same period last year.

Net cash used in investing activities was $49,663 for the six months ended September 30, 2006 as compared to $5,824 relative to the corresponding period last year. The increase is primarily due to the acquisitions of YSI Temperature and BetaTHERM. In addition, capital spending increased to $3,415 for the six months ended September 30, 2006 from $3,089 for the six months ended September 30, 2005, due to capital investments in manufacturing equipment to support higher sales.

Financing activities for the six months ended September 30, 2006 provided $43,804 mainly reflecting the net proceeds from the amended and expanded credit facilities, and the addition of $985 in proceeds from the exercise of employee stock options, partially offset by the deferred acquisition payments.

Long-term debt:

To support the financing of the acquisitions of YSI Temperature and BetaTHERM (See Notes 6 and 7), on April 3, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Facility”) which, among other things, increased the Company’s existing credit facility to $75,000 and lowered the applicable LIBOR or Index Margin from 4.50% and 2.75%, respectively. The term portion of the Amended Credit Facility totaled $20,000, and the revolver totaled $55,000 at applicable LIBOR and Index Rates (as defined in the Amended Credit Facility) plus LIBOR and Index Margins of 2.75% and 1%, respectively. Beginning on September 30, 2006, the applicable margins may be adjusted quarterly on a prospective basis if the total Senior Debt to the trailing twelve month EBITDA (Earnings before Interest Taxes, Depreciation and Amortization) is less than 2.00 to 1, to an Index Margin of .5% and a LIBOR Margin of 2.25%. The term loan is payable in $500 quarterly installments beginning June 1, 2006 through March 1, 2011, with a final payment of $10,500 payable on April 3, 2011. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, annual capital expenditures, and other related items. The availability of the revolving credit facility is not based on any borrowing base requirements, but borrowings may be limited by certain financial covenant limitations. The Company has provided a security interest in substantially all of the Company’s U.S. based assets as collateral for the Amended Credit Facility.

As of September 30, 2006, the Company utilized the LIBOR based rate for approximately $66,910, and the balance utilizing the Index based rate. Interest rate applicable to borrowings under the revolving credit facility was 8.14%. As of September 30, 2006, the outstanding borrowings on the revolver, which is classified as long-term debt, were $49,410, and the Company had the right to borrow an additional $5,590 under the revolving credit facility. Commitment fees on the unused balance were equal to .375% per annum of the average amount of unused balances.

Promissory Notes

In connection with the acquisition of Elekon, the Company issued unsecured promissory notes (the “Notes”) totaling $3,000, of which $600 and $1,100 were outstanding at September 30, 2006 and March 31, 2006, respectively. At September 30, 2006 and 2005, $600 and $1,000, respectively, were current liabilities. The Notes amortize over a period of three years, are payable quarterly and bear interest at 6%.

Short-Term Debt

In connection with the acquisition of Entran, Humirel, HLP, and ATEX, the Company assumed outstanding short-term borrowings. At September 30, 2006 and March 31, 2006, $139 and $277, respectively, of this assumed short-term borrowing remains outstanding and is included in short-term debt in the accompanying condensed consolidated balance sheets. Below is a summary of Short-Term Debt outstanding:

	September 30,	March 31,
	2006	2006
Short-term debt:
Revolver	$-	$3,500
European short-term borrowings	139	277
	$139	$3,777

LIQUIDITY

At October 30, 2006, we had approximately $10,327 of available cash and $5,590 of borrowing capacity under our Amended Credit Facility. This amount includes the increased borrowing capacity resulting from the acquisitions. On October 30, 2006, approximately $5,384 in the Company’s cash balances were maintained in China, which are subject to certain restrictions. The increase in the level of cash in China, which is expected to be utilized in the near term, is mainly due to increased funding requirements for operations with growing sales and capital spending for the new manufacturing facility in China.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists primarily of foreign currency translation adjustments, which are the effects of changes in the exchange rate of the U.S. dollar relative to the Euro for the Euro denominated operations of BetaTHERM, HLP, Humirel, ATEX, and Entran, as well as the recent fluctuation in the RMB relative to the U.S. dollar. Since September 1, 2006, the operations of Humirel, ATEX and Entran are included in the operations of MEAS Europe, pursuant to the Company’s restructuring of its European subsidiaries.

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

AGGREGATE CONTRACTUAL OBLIGATIONS

As of September 30, 2006, our contractual obligations, including payments due by period, were as follows:

Contractual Obligations:

	Payment due by period
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
Long-term debt obligations	$2,772	$2,343	$2,705	$2,115	$60,985	$39	$70,959
Interest obligation on long-term debt	1,599	1,476	1,312	1,148	984	820	7,339
Capital lease obligations *	243	1,040	679	342	-	-	2,304
Operating lease obligations	3,497	2,750	2,618	2,167	1,728	3,276	16,036
Deferred acquisition payments	2,049	1,914	-	-	-	-	3,963
Short-term debt	139	-	-	-	-	-	139
Total	$10,299	$9,523	$7,314	$5,772	$63,697	$4,135	$100,740

* Minimum payments have not been reduced by minimum sublease rentals of $149 per year due in the future under non-cancelable subleases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Dollars in thousands)

Foreign Currency Exchange Risk

We are exposed to a certain level of foreign currency exchange risk.

Most of our revenues are priced in United States dollars. Most of our costs and expenses are priced in United States dollars, with the remaining priced in RMB, Euros and Hong Kong dollars. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the sales out of the United States in dollars compared with that of our foreign customers’ currencies. For the six months ended September 30, 2006 and 2005, net sales in the United States were $66,424 and $43,119, respectively, and represented approximately 69% and 81% of consolidated net sales, respectively. Sales from our foreign facilities, inclusive of intercompany sales, were $43,481 and $20,965 or 45% and 36% of net sales, for the six months ended September 30, 2006 and 2005, respectively. We are exposed to foreign currency transaction and translation losses, which might result from adverse fluctuations in the value of the Euro, Hong Kong dollar and RMB.

At September 30, 2006 and March 31, 2006, we had net assets of $43,221 and $46,956, respectively, in the United States. At September 30, 2006 and March 31, 2006, we had net assets of $24,354 and $18,503, respectively, in China subject to fluctuations in the value of the RMB against the United States dollar. At September 30, 2006 and March 31, 2006, we had net assets $31,004 and $30,269 respectively, in Hong Kong, subject to fluctuations in the value of the Hong Kong dollar against the United States dollar. In Europe at September 30, 2006, we had net assets $7,930, and at March 31, 2006, we had net liability of $231, subject to fluctuations in the value of the Euro against the United States dollar.

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

The Company has a number of foreign currency exchange contracts in Europe. These currency contracts have a total notional amount of $5,650 with exercise dates through August 31, 2007 at an average exchange rate of $1.26 (Euro to US dollar conversion rate). Since these derivatives are not designated as cash-flow hedges under FASB 133, changes in their fair value are recorded in earnings, not in other comprehensive income. As of September 30, 2006, the fair value of these contracts was a liability of $9 and at March 31, 2006, the fair value of these contracts was a liability of $59.

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

Under the Amended Credit Facility we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving and term credit facility for the portion of the Amended Credit Facility accrues at a rate based on either a London Inter-bank Offered Rate (LIBOR) rate plus a LIBOR margin or at an Indexed (prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at our election. Our results will be adversely affected by any increase in interest rates. For example based on the $70,959 in debt outstanding under this facility, an interest rate increase of 100 basis points would increase annual interest expense by $710.

ITEM 4. CONTROLS AND PROCEDURES
(Dollars in thousands)

The Company’s management, with the participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of September 30, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the six months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except the Company continues to implement the remediation plans to address the identified material weakness noted in the March 31, 2006 Form 10-K related to income taxes. These remedial actions include developing the process to evaluate tax exposure items, as well as the timing and preparation of tax account reconciliations and account roll-forwards. However, such evaluation does not include the disclosure controls and procedures of the Recent Acquisitions. The Company will be making changes to the internal controls of these newly acquired companies as part of the integration into the Company. However, for purposes of this evaluation, the impact of these acquisitions on our internal controls over financial reporting have been excluded. The HLP, BetaTHERM and YSI acquisitions in the aggregate represent approximately $29,603 or 31% in net sales; profit before taxes of $2,570 or 35% for the six months ended September 30, 2006 and $77,073 or 36% in total assets and $76,778 or 72% total liabilities at September 30, 2006, which are included as part of the Company’s Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(Dollars in Thousands)

Pending Matters

Robert L. DeWelt v. Measurement Specialties, Inc. et al., Civil Action No. 02-CV-3431 . On July 17, 2002, Robert DeWelt, the former acting Chief Financial Officer and former acting general manager of our Schaevitz Division, filed a lawsuit against us and certain of our officers and directors in the United States District Court of the District of New Jersey. Mr. DeWelt resigned on March 26, 2002 in disagreement with our decision not to restate certain of our financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. We have filed a motion to dismiss this case, which was denied on June 30, 2003. We have answered the complaint and are engaged in the discovery process. This litigation is ongoing and we cannot predict its outcome at this time.

SEB Patent Issue . On December 12, 2003, Babyliss, SA, a wholly owned subsidiary of Conair Corporation, received notice from the SEB Group (“SEB”) alleging that certain bathroom scales manufactured by us and sold by Babyliss in France violated certain patents owned by SEB. On May 19, 2004, SEB issued a Writ of Summons to Babyliss and us, alleging patent infringement and requesting the Tribunal de Grande Instance de Paris to grant them unspecified monetary damages and injunctive relief. Pursuant to the indemnification provisions of the Conair transaction, we have assumed defense of this matter. On January 4, 2006, the Tribunal ruled in our favor, invalidating the claims of the SEB patent that SEB had asserted. Although the time for appeal has not yet expired, we are unaware of any appeal of this decision by SEB.

The Honorable Dan Samuel v. Measurement Specialties, Inc., Case No. 3:06 cv 1005. On June 29, 2006, we were sued by a former director.  The matter is pending in the United States District Court for the District of Connecticut. In this matter, plaintiff The Honorable Dan Samuel, a former director of the Company, allowed his stock options to terminate before he attempted to exercise them. Mr. Samuel claims that we misled him with respect to when his options terminated/expired and asserts claims against us for negligent misrepresentation, fraud, breach of contract, and conversion and seeks damages in an amount not less than $450 plus interest and costs.

On August 30, 2006, we filed a motion to dismiss. At a conference before the Court, the Court suggested that Mr. Samuel file an amended complaint and that we, instead of moving to dismiss answer the amended complaint, take some discovery and then renew its motion to dismiss as a summary judgment motion after discovery. Consistent with the Court's direction, on October 12, 2006, Mr. Samuel filed an amended complaint which contains counts asserting the following claims against us: Negligent Misrepresentation, Fraud, Breach of Contract, Conversion and Promissory Estoppel. We will answer the amended complaint and intend to vigorously defend ourselves against the claims made against us. At this time, we are unable to express an opinion that an unfavorable result is either probable or remote.

In addition, we tendered this litigation to Chubb, our insurer under its Executive Protection Policy.  Chubb has agreed to defend the claims and has hired appointed panel counsel, Epstein Becker & Green, to defend the Company.  As a result, Epstein Becker will be assuming defense of this matter on our behalf; however, Chubb has reserved its rights regarding coverage if we are ultimately held liable to Mr. Samuel.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of Shareholders of Measurement Specialties, Inc. was held on September 14, 2006.

(b)	All director nominees were elected.

(c)	The following matters were voted upon at the meeting of shareholders and the votes cast with respect to such matters were as follows:

	Votes Received For	Votes Withheld
Election of Directors:

R. Barry Uber	11,709,387	624,198
Satish Rishi	11,794,932	538,653

	Votes Received For	Votes Against	Votes Withheld	Broker Non-Votes
Approval of the Third Amended and Restated Certificate of Incorporation of the Company	4,917,972	4,992,277	22,962	2,400,374

Adoption of the Measurement Specialties, Inc. 2006 Stock Option Plan	7,434,632	2,485,693	12,885	2,400,375

Adoption of the Measurement Specialties, Inc. 2006 Employee Stock Purchase Plan	9,441,321	482,345	9,545	2,400,374

Ratification of appointment of independent public accountants, KPMG LLP	12,276,052	53,047	4,486	-

 ITEM 6. EXHIBITS

EXHIBITS
See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Measurement Specialties, Inc. (Registrant)

Date: November 8, 2006	By:	/s/Frank D. Guidone
Frank D. Guidone
President, Chief Executive Officer and Chief Financial Officer (Acting) (authorized officer and principal financial officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Frank D. Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Frank D. Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Frank D. Guidone required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350