Form 10-Q
period 2006-12-31
Measurement Specialties Inc
filed 2007-02-07
CIK 778734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,266,480 shares of common stock, no par value per share, as of February 1, 2007.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,		Nine months ended December 31,
(Dollars in thousands, except per share amounts )	2006	2005	2006	2005
Net sales	$49,766	$31,006	$145,867	$85,854
Cost of goods sold	28,113	16,450	82,396	44,994
Gross profit	21,653	14,556	63,471	40,860
Total operating expenses	15,935	9,459	46,666	28,850
Operating income	5,718	5,097	16,805	12,010
Interest expense, net	1,518	541	4,749	1,499
Other expense (income)	(12)	125	436	130
Income from continuing operations before minority interest and income taxes	4,212	4,431	11,620	10,381
Minority interest, net of income taxes	230	—	460	—
Income tax expense from continuing operations	648	697	2,019	2,942
Income from continuing operations	$3,334	$3,734	$9,141	$7,439
Discontinued operations (Note 1):
Income (loss) from discontinued operations before income taxes	(5)	1,913	(37)	6,716
Income tax expense (benefit) from discontinued operations	(1)	348	(7)	1,574
Income from discontinued operations, before gain	(4)	1,565	(30)	5,142
Gain on disposition of discontinued operations (net of income tax)	2,156	9,113	2,156	9,113
Income from discontinued operations	2,152	10,678	2,126	14,255
Net income	$5,486	$14,412	$11,267	$21,694

Net income per common share - Basic
Income from continuing operations	$0.24	$0.27	$0.65	$0.54
Income from discontinued operations	—	0.11	—	0.38
Gain from disposition	0.15	0.67	0.15	0.67
Net income per common share - Basic	$0.39	$1.05	$0.80	$1.59

Net income per common share - Diluted
Income from continuing operations	$0.23	$0.26	$0.63	$0.52
Income from discontinued operations	—	0.11	—	0.36
Gain from disposition	0.15	0.64	0.15	0.64
Net income per common share - Diluted	$0.38	$1.01	$0.78	$1.52

Weighted average shares outstanding - Basic	14,177,323	13,682,326	14,119,553	13,662,200
Weighted average shares outstanding - Diluted	14,400,595	14,278,889	14,410,870	14,309,111

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	March 31,
(Dollars in thousands)	2006	2006

ASSETS

Current assets:
Cash and cash equivalents	$8,275	$9,166
Accounts receivable, trade, net of allowance for doubtful accounts of $489 and $447, respectively	30,640	19,381
Inventories, net	36,833	25,099
Deferred income taxes, net	2,627	1,510
Prepaid expenses and other current assets	2,666	1,821
Other receivables	1,153	3,409
Other receivable due from joint venture partner	668	—
Current portion of promissory note receivable	2,978	1,900
Current assets of discontinued operations	—	1,111
Total current assets	85,840	63,397

Property and equipment, net	25,948	22,086
Goodwill	75,949	41,848
Acquired intangible assets, net	18,116	11,250
Deferred income taxes, net	8,773	10,785
Promissory note receivable, net of current portion	1,078	1,397
Other assets	1,921	1,542
Other assets of discontinued operations	—	119
Total Assets	$217,625	$152,424

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	March 31,
(Dollars in thousands)	2006	2006

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of promissory notes payable	$350	$1,000
Current portion of deferred acquisition obligation	1,958	3,972
Short-term debt	181	3,777
Current portion of long-term debt	2,129	2,553
Accounts payable	15,104	11,337
Accrued expenses	3,650	2,190
Accrued compensation	5,636	3,116
Income taxes payable	2,259	789
Current portion of capital lease obligation	140	606
Other current liabilities	3,753	1,731
Current liabilities of discontinued operations	—	1,266
Total current liabilities	35,160	32,337

Revolver	44,210	—
Promissory notes payable, net of current portion	—	100
Long-term debt, net of current portion	18,782	16,794
Contingency consideration provision	—	3,517
Capital lease obligation, net of current portion	2,143	2,180
Other liabilities	559	1,999
Total liabilities	100,854	56,927

Minority Interest	1,546	—

Shareholders' equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	—	—
Common stock, no par; 20,000,000 shares authorized; 14,249,980 and 13,970,033 shares issued and outstanding, respectively	—	—
Additional paid-in capital	71,092	66,371
Retained earnings	42,530	31,263
Accumulated other comprehensive income (loss)	1,603	(2,137)
Total shareholders' equity	115,225	95,497
Total liabilities, minority interest and shareholders' equity	$217,625	$152,424

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the nine months ended December 31, 2006 and 2005
(UNAUDITED)

			Accumulated
	Additional		Other
	paid-in	Retained	Comprehensive		Comprehensive
(Dollars in thousands)	capital	Earnings	Income (Loss)	Total	Income
Balance, March 31, 2005	$61,787	6,729	(500)	$68,016
Comprehensive income:
Net income		21,694		21,694	$21,694
Currency translation adjustment			(2,276)	(2,276)	(2,276)
Comprehensive income					$19,418
Options issued related to sale of Consumer	913			913
Proceeds from exercise of stock options	1,690			1,690
Tax benefit from exercise of stock options	627			627
Balance, December 31, 2005	$65,017	$28,423	$(2,776)	$90,664
Balance, March 31, 2006	$66,371	$31,263	$(2,137)	$95,497
Comprehensive income:
Net income		11,267		11,267	$11,267
Currency translation adjustment			3,740	3,740	3,740
Comprehensive income					$15,007
Non-cash equity based compensation (SFAS 123R)	1,985			1,985
Issuance of common stock for acquisition of BetaTherm	1,000			1,000
Proceeds from exercise of stock options	1,736			1,736
Balance, December 31, 2006	$71,092	$42,530	$1,603	$115,225

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	December 31,
(Dollars in thousands)	2006	2005

Cash flows from operating activities:
Net income	$11,267	$21,694
Income (loss) from discontinued operations - Consumer	$(30)	$5,142
Less: Gain on sale of discontinued operations - Consumer	2,156	9,113
Income from continuing operations	9,141	7,439

Adjustments to reconcile net income to net cash
provided by (used) operating activities from continuing operations:
Depreciation and amortization	7,207	3,858
Gain on sale of assets	35	17
Provision for doubtful accounts	133	(124)
Provision for inventory reserve	1,454	1,922
Provision for warranty	306	18
Minority interest	460	—
Non-cash equity based compensation (SFAS 123R)	1,985	—
Tax benefit on exercise of stock options and warrants	—	627
Net change in operating assets and liabilities:
Accounts receivable, trade	(4,136)	(1,165)
Inventories	(7,967)	(7,002)
Prepaid expenses and other current assets	(75)	(287)
Other assets	(27)	533
Accounts payable	2,041	2,574
Accrued expenses and other liabilities	694	95
Income taxes payable	344	2,446
Net cash provided by operating activities from continuing operations	11,595	10,951
Cash flows used in investing activities from continuing operations:
Purchases of property and equipment	(5,015)	(6,276)
Proceeds from sale of equipment	90	—
Acquisition of business, net of cash acquired	(46,325)	(3,445)
Net cash used in investing activities from continuing operations	(51,250)	(9,721)
Cash flows from financing activities from continuing operations:
Borrowing under long-term debt note	21,885	—
Repayments under long-term notes	(19,282)	(2,371)
Borrowings under short-term debt, revolver and notes payable	48,133	7,262
Payments under short-term debt, revolver, leases and notes payable	(11,340)	(6,596)
Payments under deferred acquisition payments	(3,972)	(1,400)
Minority interest payments	(112)	—
Tax benefit on exercise of stock options and warrants	—	—
Proceeds from exercise of options	1,736	1,690
Net cash provided (used) in financing activities from continuing operations	37,048	(1,415)

Net cash provided by operating activities of discontinued operations	208	7,109
Net cash provided by investing activities of discontinued operations	1,418	2,871
Net cash provided by discontinued operations	1,626	9,980

Net change in cash and cash equivalents	(981)	9,795
Effect of exchange rate changes on cash	90	(63)
Cash, beginning of period	9,166	4,402
Cash, end of period	$8,275	$14,134

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$4,868	$1,456
Income taxes	549	3,276

Noncash investing and financing transactions:
Deferred acquisition obligation	1,958	—
Issuance of stock in connection with acquisition of BetaTherm	1,000	—
Promissory note receivable from sale of assets - Consumer	—	3,800
Promissory note payable from acquisition	—	1,350
Promissory note receivable from earn-out on sale of discontinued operations - Consumer	2,156	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC.  AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2006 and 2005
(UNAUDITED)

(Dollars in thousands, except share amounts)

1. BASIS OF PRESENTATION

Measurement Specialties, Inc. (the “Company”) sold its business line of consumer products (“Consumer”) during the quarter ended December 31, 2005. As a result, assets, liabilities, and results of operations of the Consumer business have been presented as discontinued operations as of December 31, 2006 and March 31, 2006 and for the three and nine month periods ended December 31, 2006 and 2005. In addition, prior year amounts have been reclassified to conform with current year presentation. Except as otherwise noted, the descriptions of our business and results of operations contained in this report reflect only our continuing operations.

Interim Financial Statements:

The information presented as of December 31, 2006 and for the three and nine month periods ended December 31, 2006 and 2005 are unaudited, and reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of December 31, 2006 and the results of its operations for the three and nine month periods and cash flows for the nine month periods ended December 31, 2006 and 2005. The Company’s March 31, 2006 balance sheet information was derived from the audited consolidated financial statements for the year ended March 31, 2006, which are included as part of the Company’s Annual Report on Form 10-K.

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

The majority of our sensors are devices, sense elements and transducers that convert mechanical information into a proportionate electronic signal for display, processing, interpretation or control. Sensors are essential to the accurate measurement, resolution and display of pressure, force, linear or rotary position, tilt, vibration, motion, humidity or temperature. Our other sensor products are transducers that convert an applied electrical signal into a mechanical motion corresponding to the amplitude and frequency of the electrical input.

The Company's advanced technologies include piezo-resistive silicon sensors, application-specific integrated circuits, micro-electromechanical systems (“MEMS”), piezoelectric polymers, foil strain gauges, force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, electromagnetic displacement sensors, hygroscopic capacitive sensors, ultrasonic sensors and negative thermal coefficient (“NTC”) ceramic sensors. These technologies allow our sensors to operate precisely and cost effectively.

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

The Company has made the following acquisitions which are included in the consolidated financial statements as of the effective date of such acquisition (See Note 6):

Acquired Company	Effective Date of Acquisition	Country
Elekon Industries USA, Inc. (‘Elekon’)	June 24, 2004	USA
Entran Devices, Inc. and Entran SA (‘Entran’)	July 16, 2004	USA and France
Encoder Devices, LLC (‘Encoder’)	July 16, 2004	USA
Humirel, SA (‘Humirel’)	December 1, 2004	France
MWS Sensorik GmbH (‘MWS’)	January 1, 2005	Germany
Polaron Components Ltd (‘Polaron’)	February 1, 2005	United Kingdom
HL Planartechnik GmbH (‘HLP’)	November 30, 2005	Germany
Assistance Technique Experimentale (‘ATEX’)	January 19, 2006	France
YSIS Incorporated (‘YSI Temperature’)	April 1, 2006	USA and Japan
BetaTherm Group Ltd. (‘BetaTherm’)	April 1, 2006	Ireland and USA

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

Recently Issued Accounting Pronouncements:

On September 29, 2006, the Financial Accounting Standards Board (‘FASB’) issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132R. This new standard requires an employer to: ( a ) recognize in its statement of financial position an asset for a plan's over-funded status or a liability for a plan's under-funded status; ( b ) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and ( c ) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. Statement 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently quantifying the impact of SFAS No. 158.

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

On September 13, 2006, the Securities Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) Topic No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how a registrant should evaluate whether an error in its financial statements is material. The SEC staff concludes in SAB 108 that materiality should be evaluated using both the “rollover” and “iron curtain” methods. Registrants are required to comply with the guidance in SAB 108 in financial statements for fiscal years ending after November 15, 2006. Registrants that have evaluated financial statement errors contrary to the views of the SEC staff and have not adopted the provisions of SAB 108 should consider disclosure of same following the guidance in SAB Topic 11M, “ Miscellaneous Disclosure — Disclosure of the Impact That Recently Issued Accounting Standards Will Have on the Financial Statements of the Registrant When Adopted in a Future Period” (SAB 74) . The Company is currently quantifying the impact of SAB 108.

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

3. STOCK BASED COMPENSATION AND PER SHARE INFORMATION

The Company has three active share-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which approves grants to individuals eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Terms for stock-option awards include pricing based on the closing price on the award date, and generally vest over four or five years and such awards are generally granted based on the individual’s performance. Readers should refer to Notes 1 and 15 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and the Registration Statement filed on Form S-8 on September 28, 2006, which registered 1,000,000 shares of common stock for the Measurement Specialties, Inc. 2006 Stock Option Plan, for additional information related to these share-based compensation plans.

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

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on April 1, 2006, as well as those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the nine months ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of adopting SFAS 123R on April 1, 2006, our income before income taxes for the nine months ended December 31, 2006 was lower by $1,985. For the nine months ended December 31, 2006, stock compensation expense (after income taxes) decreased net income by $0.11 per share on a diluted basis as compared to if the Company had continued to account for share-based compensation under APB Opinion No. 25 for its stock option grants.

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

Net cash proceeds from the exercise of stock options were $1,736 and $1,690 for the nine months ended December 31, 2006 and 2005, respectively, and the income tax benefit realized for the nine months ended December 31, 2006 and 2005 from stock option exercises was $0 and $627, respectively.

The following table illustrates the effect on operating results and per share information had the Company accounted for share-based compensation in accordance with SFAS 123 for the periods indicated:

	Three months ended December 31, 2005	Nine months ended December 31, 2005

Net income, as reported:	$14,412	$21,694
Add: Share-based employee compensation reported in net income, net of income taxes	—	—
Deduct: Share-based employee compensation under the fair value method for all awards, net of income taxes	552	1,718
Pro forma	$13,860	$19,976

Basic net income per share, as reported:	$1.05	$1.59
Add: Share-based employee compensation reported in net income, net of income taxes	—	—
Deduct: Share-based employee compensation under the fair value method for all awards, net of income taxes	(0.04)	(0.13)
Pro forma	$1.01	$1.46

Diluted net income per share, as reported:	$1.01	$1.52
Add: Share-based employee compensation reported in net income, net of income taxes	—	—
Deduct: Share-based employee compensation under the fair value method for all awards, net of income taxes	(0.04)	(0.12)
Pro forma	$0.97	$1.40

Stock Options:

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following assumptions for the indicated periods.

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Dividend yield	—	—	—	—
Expected Volality	39.38%	30.40%	38.89%	30.71%
Risk-Free Interest Rate	4.61%	5.00%	4.86%	4.98%
Expected life of options (in years)	4.9	5.0	4.3	4.9
Weighted-average grant-date fair value	$9.33	$8.66	$7.46	$8.33

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

At December 31, 2006, there was $7,706 of unrecognized compensation cost related to share-based payments, which is expected to be recognized ratably during the vesting period of the options. The unrecognized compensation cost above is not adjusted for estimated forfeitures. Including estimated forfeitures, at December 31, 2006, there was $5,744 of unrecognized compensation cost related to share-based payments.

The following table represents stock option activity for the nine months ended December 31, 2006:

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life in Years
Outstanding options at beginning of period	1,483,504	$17.44	5.49
Granted	743,000	24.11
Exercised	(239,350)	7.01
Forfeited and expired	(64,352)	21.76
Outstanding options at end of period	1,922,802	21.18	6.05

Outstanding options exerciseable at end of period	578,670	$15.23	3.71

Shares available for future stock option grants to employees and directors under existing plans were 440,815 at December 31, 2006. The aggregate intrinsic value of options outstanding at December 31, 2006, was $4,795, and the aggregate intrinsic value of options exercisable was $4,329. Total intrinsic value of options exercised was $602 for the nine months ended December 31, 2006.

The following table summarizes our non-vested stock option activity for the nine months ended December 31, 2006:

	Number of shares	Weighted-Average Grant- Date Fair Value
Non-vested stock options at beginning of period	946,934	$5.51
Granted	743,000
Exercised	(47,936)
Vested	(258,070)
Forfeited and expired	(64,352)
Non-vested stock options at end of period	1,319,576	$5.73

 Per Share Information:

Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options and warrants, less the shares that may be repurchased with the funds received from their exercise. There were approximately 1,326,662 and 532,486 anti-dilutive weighted shares excluded from the calculation in the periods ended December 31, 2006 and 2005, respectively.

The computation of the basic and diluted net income per share is as follows:

	Net income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Quarter ended December 31, 2006:
Basic per share information	$5,486	14,177,323	$0.39
Effect of dilutive securities	—	223,272	(0.01)
Diluted per-share information	$5,486	14,400,595	$0.38

Quarter ended December 31, 2005:
Basic per share information	$14,412	13,682,326	$1.05
Effect of dilutive securities	—	596,563	(0.04)
Diluted per-share information	$14,412	14,278,889	$1.01

Nine months ended December 31, 2006:
Basic per share information	$11,267	14,119,553	$0.80
Effect of dilutive securities	—	291,317	(0.02)
Diluted per-share information	$11,267	14,410,870	$0.78

Nine months ended December 31, 2005:
Basic per share information	$21,694	13,662,200	$1.59
Effect of dilutive securities	—	646,911	(0.07)
Diluted per-share information	$21,694	14,309,111	$1.52

4. INVENTORIES

Inventories, net of inventory reserves for slow moving, obsolete and lower of cost or market exposures at December 31, 2006 and March 31, 2006 are summarized as follows:

	December 31,	March 31,
	2006	2006
Raw Materials	$16,899	$13,586
Work-in-Process	5,963	4,392
Finished Goods	13,971	7,121
	$36,833	$25,099

Inventory Reserves:	$3,593	$3,296

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Property, plant and equipment are summarized as follows:

	December 31,	March 31,
	2006	2006	Useful Life
Production equipment & tooling	$31,236	$27,156	3-10 years
Building and leasehold improvements	7,487	3,914	39 years or lesser of useful life or remaining term of lease
Furniture and equipment	8,472	7,135	3-10 years
Construction-in-progress	1,858	1,999
Total	49,053	40,204
Less: accumulated depreciation and amortization	(23,105)	(18,118)
	$25,948	$22,086

Total depreciation from continuing operations was $1,367 and $957 for the three months ended December 31, 2006 and 2005, respectively. Total depreciation from continuing operations was $3,909 and $2,617 for the nine months ended December 31, 2006 and 2005, respectively. Depreciation expense for discontinued operations for the nine months ended December 31, 2006 and 2005 was $0 and $549, respectively. Property and equipment included $2,283 and $2,786 in capital leases at December 31, 2006 and March 31, 2006, respectively.

6. ACQUISITIONS, GOODWILL AND ACQUIRED INTANGIBLES

Recent Acquisitions:

As part of its growth strategy in the Sensors segment, the Company made six acquisitions during the year ended March 31, 2005, two acquisitions during the year ended March 31, 2006, and two acquisitions effective as of April 1, 2006.

Acquisitions are recorded as of the purchase date, and are included in the consolidated financial statements from the date of acquisition. Adjustments to goodwill relate to new acquisitions, final purchase price allocations and translation adjustments due to changes in foreign currency exchange rates. Goodwill balances presented in the consolidated balance sheets of foreign acquisitions are translated at the exchange rate in effect at each balance sheet date; however, opening balance sheets used to calculate goodwill and acquired intangible assets are based on purchase date exchange rates. The following acquisition summaries represent acquisitions from the beginning of fiscal 2006 forward. Therefore, goodwill for each acquisition presented below does not aggregate to reported amounts. Goodwill recorded as a result of acquisitions was $1,838 and $34,101 for the year ended March 31, 2006 and for the nine months ended December 31, 2006, respectively, translated at the exchange rate on each of those dates.

HLP:

On November 30, 2005, the Company acquired the capital stock of HL Planartechnik GmbH (“HLP”), a sensor company located in Dortmund, Germany. The total purchase price based on the November 30, 2005 exchange rate was $3,044 ($2,835 at close and $209 in acquisition cost). The sellers could have earned an additional $3,517 if certain performance hurdles, specifically defined net sales, were achieved in calendar 2006. Based on the results of operations, the minimum performance targets were not achieved and no earn-out was paid. The initial amounts of the transaction resulted in negative goodwill (the excess of fair value of net assets over cost), and at March 31, 2006, the Company had recorded $3,517 of the contingent consideration as a liability, which is the lesser of the maximum contingent consideration or negative goodwill as of the date of the acquisition based on preliminary purchase accounting. Effective April 1, 2006, the negative goodwill provision was reversed and purchase price reallocated to proportionately reduce the assigned values of acquired property, equipment and acquired intangible assets. Set forth below is the final purchase price allocation related to the HLP acquisition prior to and after the recognition of the contingent consideration:

	Preliminary Allocation	Revised Allocation
Assets:
Accounts receivable	$1,116	$1,065
Inventory	2,081	1,909
Property and equipment	4,228	1,713
Acquired intangible assets	1,684	603
Deferred income taxes	2,721	3,010
Other	284	284
	12,114	8,584

Liabilities:
Accounts payable	(678)	(678)
Accrued compensation	(392)	(392)
Debt and other non-operational liabilities	(4,193)	(4,193)
Negative goodwill provision	(3,530)	—
Other	(277)	(277)
	(9,070)	(5,540)
Total Purchase Price	$3,044	$3,044

The reduction in property, equipment and acquired intangible assets from the allocation of negative goodwill resulted in a reduction in monthly depreciation and amortization expense of approximately $47 and $25, respectively, beginning April 1, 2006.

ATEX

On January 19, 2006, the Company completed the acquisition of Assistance Technique Experimentale (“ATEX”), a sensor company based outside of Paris, France, by acquiring all of the outstanding shares of ATEX stock. Effective with the European reorganization (See Note 2) during fiscal 2007, ATEX was merged into Humirel, and Humirel was renamed MEAS France. Founded in 2000, ATEX specializes in providing vibration sensors to the Formula One racing market. The total purchase price based on the January 19, 2006 exchange rates was $4,026 ($2,502 in cash, $74 in acquisition costs, deferred payment of $725, and the first earn-out payment accrual of $725). The selling shareholders have the potential to receive up to an additional $1,888 in earn-out payments tied to sales growth objectives over the next three years and, if certain contingencies are resolved, these amounts will be recorded as an additional element of the cost of the acquisition. The first two payments were recorded and included in the total purchase price at December 31, 2006, because the satisfaction of the related sales growth objectives was considered probable. The Company’s preliminary purchase price allocation related to the ATEX acquisition follows:

Assets:
Cash	$692
Accounts receivable	401
Inventory	117
Property and equipment	131
Acquired intangible assets	834
Goodwill	2,670
Other	31
4,876
Liabilities:
Accounts payable	(416)
Accrued compensation	(157)
Deferred income taxes	(277)
(850)
Total Purchase Price	$4,026
Cash paid	$2,502
Deferred acquisition payments	1,450
Costs	74
Total Purchase Price	$4,026

YSI

Effective April 1, 2006, the Company completed the acquisition of all of the capital stock of YSIS Incorporated (“YSI Temperature”), a division of YSI Incorporated, for $14,252 ($14,000 in cash at close and $252 in acquisition costs). YSI Temperature manufactures a range of thermistors for automotive, medical, industrial and consumer goods applications. The transaction was financed with borrowings under the Company’s Amended Credit Facility provided by a syndicate of lending institutions (See Note 7). The Company’s preliminary purchase price allocation related to the YSI Temperature acquisition follows:

Assets:

Accounts receivable	$3,523
Inventory	1,662
Property and equipment	1,154
Acquired intangible assets	2,142
Goodwill	7,426
Other	1,048
16,955
Liabilities:
Accounts payable	(835)
Accrued compensation	(769)
Minority interest	(1,099)
(2,703)
Total Purchase Price	$14,252

The Company filed with the Internal Revenue Service a 338(h) (10) election for the YSI Temperature acquisition in December 2006, which for tax purposes, provides treatment as an asset purchase with the underlying assets stepped up to the fair value rather than as a stock purchase, and as result of this election, the deferred taxes previously recorded are no longer reflected as part of purchase accounting.

With the purchase of YSI Temperature, the Company acquired a 50 percent ownership interest in Nikisso-YSI, a joint venture in Japan. This joint venture is consolidated as part of the purchase accounting and is included in the consolidated financial statements of the Company at December 31, 2006, as a variable interest entity (“VIE”) as defined by FIN 46(R), “Consolidation of Variable Interest Entities” (revised December 2003), because YSI Temperature is determined to be the primary beneficiary of the VIE. Assets and liabilities of the consolidated VIE at December 31, 2006 totaled $3,027 and $1,031, respectively. Net sales of the consolidated VIE for the three and nine months ended December 31, 2006 totaled $1,607 and $3,231, respectively. Minority interest for the quarter and nine months ended December 31, 2006 are net of income taxes of $42 and $83, respectively. At December 31, 2006, the joint venture had amounts due from its joint venture partner of $668 which represents funds held by Nikisso, the joint venture partner, in a short-term interest bearing arrangement.

BetaTherm

Effective April 1, 2006, the Company completed the acquisition of all of the capital stock of BetaTHERM Group Ltd., a sensor company headquartered in Galway, Ireland (“BetaTHERM”), for $37,248 ($33,741 in cash at closing, $1,787 in deferred acquisition payments, $1,000 in Company shares and $720 in acquisition costs). Established in 1983, BetaTHERM manufactures precision thermistors used for temperature sensing in aerospace, biomedical, automotive, industrial and consumer goods applications. BetaTHERM conducts business through operations located in Ireland, Massachusetts and in northern China. The transaction was financed with borrowings under the Company’s Amended Credit Facility provided by a syndicate of lending institutions (See Note 7). The Company’s preliminary purchase price allocation related to the BetaTHERM acquisition follows:

Assets:
Cash	$2,388
Accounts receivable	3,180
Inventory	2,521
Property and equipment	3,552
Acquired intangible assets	9,292
Goodwill	24,864
Other	226
46,023

Liabilities:
Accounts payable	(2,729)
Debt	(3,737)
Deferred income taxes	(2,309)
(8,775)
Total Purchase Price	$37,248

Cash paid	$33,741
Deferred acquisition payment	1,787
MEAS shares	1,000
Costs	720
Total Purchase Price	$37,248

Acquired Intangibles

In connection with current and previous acquisitions, the Company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade-names, order backlogs and covenants-not-to-compete. The gross amounts and accumulated amortization, along with the range of amortizable lives, is as follows:

		December 31, 2006			March 31, 2006
	Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	5-15	$15,411	$(2,619)	$12,792	$8,193	$(922)	$7,271
Patents	5-19.5	$2,491	(397)	$2,094	2,642	(422)	2,220
Tradenames	1.5-3	$1,013	(422)	$591	570	(135)	435
Backlog	1	$1,904	(1,523)	$381	654	(542)	112
Covenants not-to-compete	3	$903	(749)	$154	903	(523)	380
Proprietary technology	5-15	$2,431	(327)	$2,104	989	(157)	832
		$24,153	$(6,037)	$18,116	$13,951	$(2,701)	$11,250

Annual amortization expense is expected to be as follows:

Amortization
Year	Expense
1	$3,416
2	2,737
3	2,563
4	2,484
5	2,141
Thereafter	4,775
$18,116

Deferred Acquisition Payments

In connection with the acquisitions, $1,958 in deferred acquisition payments were classified as current and outstanding at December 31, 2006.

Pro forma Financial Data

The following represents the Company’s pro forma consolidated results of continuing operations for the quarter and nine months ended December 31, 2005, assuming all the above acquisitions occurred as of April 1, 2005, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had all the acquired companies been operated as part of the Company since April 1, 2005.

	Three months ended December 31, 2005	Nine months ended December 31, 2005

Net sales	$41,657	$120,710
Income from continuing operations	$1,882	$1,647
Income from continuing operations per common share:
Basic	$0.14	$0.12
Diluted	$0.13	$0.11

7. LONG-TERM DEBT

To support the financing of the acquisitions of YSI Temperature and BetaTHERM (See Note 6) effective April 1, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Facility”) which, among other things, increased the Company’s existing credit facility to $75,000 and lowered the applicable LIBOR or Index Margin from 4.50% and 2.75%, respectively, to LIBOR and Index Margins of 2.75% and 1%, respectively. The term portion of the Amended Credit Facility totaled $20,000, and the revolver totaled $55,000 at applicable LIBOR and Index Rates (as defined in the Amended Credit Facility). Beginning on September 30, 2006, the applicable margins may be adjusted quarterly on a prospective basis if the total Senior Debt to the trailing twelve month EBITDA (Earnings before Interest Taxes, Depreciation and Amortization) is less than 2.00 to 1, to an Index Margin of .5% and a LIBOR Margin of 2.25%. The term loan is payable in $500 quarterly installments plus interest beginning June 1, 2006 through March 1, 2011, with a final payment of $10,500 payable on April 3, 2011. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, annual capital expenditures, and other related items. The availability of the revolving credit facility is not based on any borrowing base requirements, but borrowings may be limited by certain financial covenants. The Company has provided a security interest in substantially all of the Company’s U.S. based assets as collateral for the Amended Credit Facility.

As of December 31, 2006, the Company utilized the LIBOR based rate for approximately $54,000, and the balance utilized the Index based rate. Interest rate applicable to borrowings under the revolving credit facility was 8.12% at December 31, 2006. As of December 31, 2006, the outstanding borrowings on the revolver, which is classified as long-term debt, were $44,210, and the Company had the right to borrow an additional $10,790 under the revolving credit facility. Commitment fees on the unused balance were equal to .375% per annum of the average amount of unused balances.

Promissory Notes

In connection with the acquisition of Elekon, the Company issued unsecured promissory notes (the “Notes”) totaling $3,000, of which $350 and $1,100 were outstanding and at December 31, 2006 and March 31, 2006, respectively. The Notes amortize over a period of three years, are payable quarterly and bear interest at 6%.

Short-Term Debt

In connection with the acquisitions of Entran, Humirel, HLP, and ATEX, the Company assumed outstanding short-term borrowings. At December 31, 2006 and March 31, 2006, $181 and $277, respectively, of this assumed short-term borrowing remained outstanding and is included in short-term debt in the accompanying condensed consolidated balance sheets. Below is a summary of short-term debt outstanding:

	December 31,	March 31,
	2006	2006
Short-term debt:
Revolver	$—	$3,500
European short-term borrowings	181	277
	$181	$3,777

Long-Term Debt and Promissory Notes

Below is a summary of the long-term debt and promissory notes outstanding at December 31, 2006 and March 31, 2006:

	December 31, 2006	March 31, 2006
Prime or LIBOR plus 2.75% or 1% five-year term loan with a final installment due on March 31, 2011	$18,500	$17,500

Governmental loans from French agencies at no interest and payable based on R&D expenditures.	756	535

Term credit facility with six banks at an interest rate of 4% payable through 2010.	1,084	750

Bonds issued at an interest rate of 3% payable through 2009.	462	423

Term credit facility with two banks at interest rates of 3.9%-4.0% payable through 2009.	109	139

	$20,911	$19,347
Less current portion of long-term debt	2,129	2,553
	$18,782	$16,794
6% promissory notes payable in six quarterly installments through July 1, 2007	$350	$1,100
Less current portion of promissory notes payable	350	1,000
	$—	$100

The principal payments of long term debt, revolver and promissory notes are as follows:

Year	Term	Other	Subtotal	Notes Payable	Revolver	Total
1	$2,000	$129	$2,129	$350	—	$2,479
2	2,000	1,325	$3,325	—	—	3,325
3	2,000	733	$2,733	—	—	2,733
4	2,000	182	$2,182	—	—	2,182
5	10,500	25	$10,525	—	44,210	54,735
Thereafter	—	17	$17	—	—	17
Total	$18,500	$2,411	$20,911	$350	$44,210	$65,471

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

	Nine months ended December 31,
	2006	2005
Net Sales:
United States	$78,533	$51,705
Europe and other	34,607	13,436
Asia	32,727	20,713
Total:	$145,867	$85,854

	December 31,	March 31,
	2006	2006
Long lived assets:
United States	$5,716	$4,230
Europe and other	10,339	8,428
Asia	9,893	9,428
Total:	$25,948	$22,086

9. COMMITMENTS AND CONTINGENCIES:

Pending Matters

Robert L. DeWelt v. Measurement Specialties, Inc. et al., Civil Action No. 02-CV-3431. On July 17, 2002, Robert DeWelt, the former acting Chief Financial Officer and former acting general manager of the Company’s former Schaevitz Division, filed a lawsuit against the Company and certain of the Company’s officers and directors in the United States District Court of the District of New Jersey. Mr. DeWelt resigned on March 26, 2002 in disagreement with the Company’s decision not to restate certain of our financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. The Company filed a motion to dismiss this case, which was denied on June 30, 2003. The Company answered the complaint and engaged in the discovery process, which has now concluded.  On December 1, 2006, the Company filed a motion for summary judgment seeking dismissal of all claims.  This litigation is ongoing and the Company cannot predict its outcome at this time.

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

On August 30, 2006, the Company filed a motion to dismiss. At a conference before the Court, the Court suggested that Mr. Samuel file an amended complaint and that the Company, instead of moving to dismiss, answer the amended complaint, take some discovery and then renew its motion to dismiss as a motion for summary judgment at the conclusion of discovery. Consistent with the Court's direction, on October 12, 2006, Mr. Samuel filed an amended complaint which contains counts asserting the following claims against the Company: Negligent misrepresentation, fraud, breach of contract, conversion and promissory estoppel. The Company has answered the amended complaint and has asserted numerous affirmative defenses. Presently, the case is in the discovery phase of litigation. The Company intends to vigorously defend itself against the claims asserted by Mr. Samuel against the Company. At this time, the Company is unable to express an opinion that an unfavorable result is either probable or remote.

In addition, the Company tendered this litigation to Chubb, the Company’s insurer under its Executive Protection Policy. Chubb has agreed to defend the claims and has appointed the law firm of Epstein Becker & Green to defend the Company; however, Chubb has reserved its rights regarding coverage for liability, if any.

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

Acquisition Earn-Outs:

As disclosed in Note 6, in connection with the acquisition of ATEX, the Company has three earn-out obligations totaling approximately $1,888 if maximum sales performance targets are achieved. The first two earn-out payments were accrued at December 31, 2006, because satisfaction of the sales growth objective was considered probable.

10. DERIVATIVE INSTRUMENTS:

The Company has a number of forward purchase currency contracts with exercise dates through November 30, 2007 with a total notional amount of $5,150 at an average exchange rate of $1.26 (in U.S. dollars) to hedge the Company’s exposure to fluctuation in the U.S. dollar relative to the Euro. Since these derivatives are not designated as cash-flow hedges under FASB 133, changes in their fair value are recorded in earnings, not in other comprehensive income. As of December 31, 2006 and March 31, 2006, the fair value of the currency contracts was an asset of $15 and a liability of $59, respectively.

11. DISCONTINUED OPERATIONS:

The Company's former Consumer business is classified as discontinued operations. As part of the sale agreement of the Consumer Products segment to Fervent Group Limited (FGL), the Company could have earned an additional $5,000 if certain performance criteria (sales and margin targets) were met within the first year. At December 31, 2006, the Company recorded $2,156 of the earn-out, because a portion of the earn-out targets were met. This amount is net of imputed interest, payable over eight quarters, reported in the condensed consolidated statement of operations as the gain on disposition of discontinued operations, and the related receivable is included in the condensed consolidated balance sheet as current and non-current portions of promissory note receivable. During the nine months ended December 31, 2005, the Consumer segment had net sales of $40,291, operating income of $6,518 and income from discontinued operations of $5,142. Additionally, the Company recorded a gain on the sale of Consumer segment of $9,113 during the nine month period ended December 31, 2005.

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

Our condensed consolidated financial statements for the three month and nine month periods ended December 31, 2006 and 2005 include the results of our ongoing operations. As indicated above, the Consumer segment has been classified as discontinued operations in the consolidated financial results for all periods presented. Accordingly, all comparisons in Management’s Discussion and Analysis for each of the periods ended December 30, 2006 and 2005, exclude the results of these discontinued operations except as otherwise noted.

FORWARD-LOOKING STATEMENTS

This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward looking statements may be identified by such words or phrases as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. The forward-looking statements below are not guarantees of future performance and involve a number of risks and uncertainties. Factors that might cause actual results to differ materially from the expected results described in or underlying our forward-looking statements include:

●	Conditions in the general economy and in the markets served by us;

●	Competitive factors, such as price pressures and the potential emergence of rival technologies;

●	Interruptions of suppliers’ operations or the refusal of our suppliers to provide us with component materials;

●	Timely development, market acceptance and warranty performance of new products;

●	Changes in product mix, costs and yields and fluctuations in foreign currency exchange rates;

●	Uncertainties related to doing business in Europe, Hong Kong and China;

●	Legal proceedings described below under “Part II. Item 1 - Legal Proceedings”; and

●	The risk factors listed from time to time in our SEC reports.

This list is not exhaustive. Except as required under federal securities laws and the rules and regulations promulgated by the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changes in assumptions or otherwise.

OVERVIEW

Measurement Specialties, Inc. (the “Company” or “we”) is a global leader in the design and manufacture of sensors and sensor-based systems for original equipment manufacturers and end users. The Company continues to expand the business at a relatively high rate through organic growth and through acquisitions. With the sale of our Consumer business effective December 1, 2005, the Company now has one reportable segment, formerly the Sensor Division. Accordingly, all comparisons in Management’s Discussion and Analysis for each of the fiscal periods ended December 31, 2006 and 2005 exclude the results of discontinued operations, except as otherwise noted. (See Note 1 to the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q).

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

GROWTH STRATEGY

Having divested the low-margin Consumer business, the Company is now wholly engaged in pursuing aggressive growth in the Sensor business, with an established goal of achieving annual revenues of $250 million by fiscal year 2009. This rapid growth in excess of 25% CAGR (Compound Annual Growth Rate) will continue to come through a combination of organic growth and acquisitions. The Company is targeting organic growth of 15% per year, primarily through custom-engineered medium to high volume OEM applications for which the typical development cycle lasts from 6 to 24 months.

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

Work continues on integrating acquisitions for inherent synergies in sales and marketing, engineering and manufacturing. To improve the ownership and accountability on top-to-bottom results, the Company has recently organized the eight product families into four business “Groups”, with each Group having responsibility for sales, engineering, operations and customer service of their respective products. A Group Vice President has been assigned overall strategic and profit/loss responsibility for the particular Group, with finance/accounting, supply chain/ISIT and strategic sourcing remaining functional, shared resources. The organization of each Group, and associated Group VP is as follows:

–	PFG/Glen MacGibbon: Pressure/Force
–	PVG/Vic Chatigny: Position/Vibration/Piezo
–	TPG/Terence Monaghan: Temperature/Optical
–	HCG/Jean-Francois Allier: Humidity/Chemical/Gas

We intend to finalize and migrate to this structure in fourth fiscal quarter of 2007, and officially manage under this organization in fiscal 2008.

Trends.

We are expecting organic growth in net sales of approximately 15% to 20% in fiscal 2007 over fiscal 2006. This growth, coupled with the sales associated with the HLP, ATEX, BetaTHERM and YSI Temperature acquisitions, should result in net sales of approximately $197,000 to $199,000 in fiscal 2007, as compared to $121,417 in fiscal 2006.

We anticipate our overall average gross margins for our Sensor business to decline to a range of approximately 42% to 44% in fiscal year 2007 as compared to gross margins of 46.6% and 51% for fiscal years 2006 and 2005, respectively.

There are several factors impacting margins, including sales growth strategies, product sales mix and our cost structure. The sensors market is highly fragmented with hundreds of niche players. While the worldwide sensors market that we serve is expected to have a 5%-7% CAGR (Compound Annual Growth Rate), we expect to gain share and grow our business well in excess of the market by leveraging our willingness to develop customized solutions for our customers, through our broad technology portfolio, and through our low-cost model. As a result of this growth strategy, we anticipate pursuing larger programs that may carry lower gross margins than our historical business, which could influence our overall sensor gross margins. The growth of our automotive applications would be an example of such a business. Additionally, a number of our new products from recent acquisitions carry lower gross margins than our historical average. The appreciation of the Chinese renminbi (“RMB”) relative to the U.S. dollar has resulted in lower margins since a large portion of our products is manufactured in our China facility, where most of our costs are denominated in RMB. Similarly, appreciation of the Euro relative to the dollar has created similar pressure on gross margins on products sold in Europe. The Company continually monitors costs and pursues various cost control measures and sales initiatives to improve margins to offset increases to the aforementioned items impacting our margins.

While we expect gross margin to decline as compared to previous years, we expect operating margin to improve as a result of improved operating expense leverage. Operating expenses as a percent of net sales have declined to 33.6% in fiscal 2006, as compared to 36.9% and 58.7% in fiscal 2005 and fiscal 2004, respectively. It is through this leverage of operating expenses that we expect to realize improved overall operating margin.

Certain expenses are expected to increase, including compensation expenses associated with stock options and profit sharing, which are anticipated to be partially offset by decreases in amortization of acquired intangible assets and interest expense. During the first quarter of fiscal 2007, the Company began recognizing compensation costs in our statement of operations related to stock options in accordance with Financial Accounting Standards Board (‘FASB’) Statement No. 123R (Revised 2004), Share-Based Payment (See Note 3 to the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q). Compensation costs from stock options had been previously reported on a pro-forma basis and not recorded in the statement of operations. Under the modified prospective approach, compensation costs associated with stock options are expected to increase with additional awards. Additionally, under the previous profit sharing incentive plan, the Company did not made any accruals during the first half of fiscal 2007; however, with recent modifications to the plan, the Company has accrued $0.6 million in the third quarter of fiscal 2007 and expects additional accruals in subsequent quarters. We expect modest declines in amortization of acquired intangibles and interest expense in future quarters as compared to the third quarter of fiscal 2007. The Company’s operations are expected to support these higher costs and generate sufficient cash flows to both service and reduce our debt.

The Company currently manufactures from a leased facility in China. In order to, among other things, control costs and to provide reliable and adequate capacity, the Company is planning to build a factory in China to replace the current leased facility. The overall cost of the factory is expected to be in the range of $10,000 to $12,000 and should be constructed over the next two years. On March 1, 2006, the Company entered into a definitive 50 year lease agreement for land in Shenzhen, Guang Dong Province, China for a total cost of approximately $530. The Company anticipates breaking ground in March 2007. The Company plans to finance the new facility through a combination of sources, including cash generated from operations and through additional borrowings.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2005

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS FROM CONTINUING OPERATIONS IN OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005, RESPECTIVELY:

	Three months ended December 31,
(Dollars in thousands)	2006	2005
Net sales	$49,766	$31,006
Cost of goods sold	28,113	16,450
Gross profit	21,653	14,556
Operating expenses:
Selling, general, and administrative	14,004	9,068
Non-cash equity based compensation (SFAS 123R)	782	—
Amortization of acquired intangibles	1,149	391
Total operating expenses	15,935	9,459
Operating income	5,718	5,097
Interest expense, net	1,518	541
Other expense (income)	(12)	125
Income from continuing operations before minority interest and income taxes	4,212	4,431
Minority interest, net of income taxes	230	—
Income tax expense from continuing operations	648	697
Income from continuing operations	$3,334	$3,734

Net Sales.

Net sales increased 61% or $18,760 from $31,006 to $49,766. Excluding net sales from acquisitions completed during the fiscal year ended March 31, 2006 and in April 2006 (“Recent Acquisitions”), which amounts to $14,857 and $762 for the quarters ended December 31, 2006 and 2005, respectively, net sales increased by $4,665 or 15% to $34,909 (defined as “organic growth”).

The strong organic growth in the quarter was primarily the result of growth in sales with our largest customer, Sensata, and strong growth in the Humidity, Piezo/Panels, Force and Optical product lines. Growth with Sensata was a result of their continued penetration of sensors used in Electronic Stability Control (ESC) systems and direct gas injection applications, as well as the introduction of force sensors used in occupant weight sensing, all of which utilize the Company’s proprietary Micro-fused technology. We expect to see continued strong quarter to quarter growth in these programs in fiscal 2007 as compared to fiscal 2006. We enjoyed strong growth in our Humidity products, largely as a result of continued penetration of windshield fogging prevention applications, as well as diesel engine management applications for heavy truck and off-road equipment. Growth in our Piezo/Panels product line was primarily due to strong sales of sensors used in medical applications and computer/business equipment products as compared to last year, as well as strong sales of our recently introduced penetration panels used in security applications and our piezo-based traffic sensors. Optical sales during the third quarter increased reflecting higher order demand and broader adoption by a number of medical end-use customers. Finally, with the sale of the Consumer business, the sale of our load cells for consumer scale applications are now included in our third party sales, boosting sales for our Force products.

Gross Margin.

Gross margin as a percent of net sales decreased 3.4 margin points to 43.5% from 46.9%. Excluding Recent Acquisitions, gross margin declined 3.9 margin points to 43.1% from 47.0%. The decline in margin is primarily due to mix associated with increased sales with our largest customer, Sensata, which serves the automotive market and carries lower gross margin than our average, as well as increased optical sales which also carry a lower gross margin. Additionally, we have moved selected low volume, high pressure and/or difficult to manufacture oil-filled products from our China operation to the Fremont operation which has decreased the gross margin in the Pressure line, but will result in improved service to our customers. The change in exchange rate of the RMB relative to the US dollar, along with increased commodity costs, also negatively impacted margins. For every 1% appreciation in the RMB relative to the U.S. dollar, the negative impact to our margins is approximately $210. It is important to note that gross margin improved over 1 margin point as compared to last quarter, reflecting stabilization of the business mix and elimination of the unusual items that affected the second quarter.

On a continuing basis our gross margin in the Sensor business may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates, and other factors.

Operating Expense and Selling, General and Administrative.

Overall, total operating expenses increased $6,476 or 68% to $15,935, and as a percent of net sales, operating expenses increased to 32.0% from 30.5%. The increase in operating expenses is mainly due to the recognition of the non-cash stock option compensation expense of $782, the $758 increase in amortization of acquired intangible assets from Recent Acquisitions, the increase in operating expenses of approximately $3,148 related to the Recent Acquisitions, and a $600 accrual associated with the profit sharing incentive plan.

Selling, General and Administrative (“SG&A”) expenses increased $4,936 or 54% to $14,004 for the three months ended December 31, 2006 from $9,068 for the same period last year, primarily due to the $3,152 in added SG&A from Recent Acquisitions and a $600 accrual associated with the management variable compensation plan. The added costs associated with Recent Acquisitions and the profit sharing accrual represented approximately 64% and 12%, respectively, of the total increase in SG&A. As a percentage of net sales, SG&A expenses declined to 28.1% from 29.2%. This decline in expenses as a percent of sales is a result of our strategy to increase sales more quickly than actual SG&A expenses, thereby realizing improvements in SG&A expense leverage, offsetting declines in gross margin.

Stock Option Expense.

The $782 in stock option expense for the three months ended December 31, 2006 represents non-cash equity based compensation with the adoption of SFAS 123R under the modified prospective method. The $158 increase over the second quarter was primarily the result of the increased number of granted options under the long-term contract with our CEO, as well as an increase in granted options to support the newly acquired temperature products group.The adoption of SFAS 123R requires the recognition of stock-based compensation in our results of operations for the three months ended December 31, 2006, as compared to the same period of fiscal 2006 when the Company accounted for stock-based compensation as a disclosure in the footnotes on a pro-forma basis in accordance with APB Opinion No. 25. The stock option expense disclosed in the footnotes of the Consolidated Condensed Financial Statements for the quarter ended December 31, 2005 totaled $552.

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

Total compensation cost related to non-vested awards not yet recognized totaled $7,706 at December 31, 2006, which is expected to be recognized over a weighted average period of 2 years.

Amortization of acquired intangibles.

Amortization of acquired intangible assets increased $758 to $1,149 from $391 due to the increase in intangible assets (such as customer relationships, patents and trade-names) directly related to the acquisitions during fiscal 2006 and the two acquisitions during the three months ended June 30, 2006.

Interest Expense, Net.

Interest expense increased $977, from $541 during the three months ended December 31, 2005 to $1,518 for the three months ended December 31, 2006. The increase in interest expense is primarily attributable to an increase in the total outstanding debt from an average amount outstanding of $20,333 during the quarter ended December 31, 2005 to $67,266 during the quarter ended December 31, 2006 to support the BetaTHERM and YSI Temperature acquisitions, as well as higher interest rates.

Income Taxes.

The overall decrease in income tax expense reflects a higher portion of taxable income earned during the current fiscal year in tax jurisdictions with lower overall effective tax rates.

Our overall effective tax rate was approximately 16.3% during the quarter ended December 31, 2006, as compared to an effective tax rate of 15.7% during the same period last year. The Company recorded income tax expense at estimated effective tax rate of approximately 19% during the first two quarters of fiscal 2007, and during the third quarter, the estimated effective tax rate was reduced to 18.1%. The current year overall effective rate is lower due to a higher portion of taxable income earned in tax jurisdictions with lower tax rates. This includes BetaTHERM, whose operations are based in Ireland, which has a relatively low tax rate. The statutory tax rates in China and Ireland are 10%, and 12%, respectively. Additionally, there was a decrease in profitability in the U.S. with the added operating expenses associated with the implementation of SFAS 123R, which carries a higher tax rate. During the quarter ended December 31, 2005, the Company recorded a $137 adjustment to reverse an accrual related to foreign withholding taxes, which resulted in the prior year tax expense and overall effective tax rate being lower than normal. Excluding the impact of the adjustments recorded during the prior year, the overall effective tax rate during the three months ended December 31, 2005 would have been approximately 18.8%.

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

NINE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2005

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS FROM CONTINUING OPERATIONS IN OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005, RESPECTIVELY:

	Nine months ended December 31,
(Dollars in thousands)	2006	2005
Net sales	$145,867	$85,854
Cost of goods sold	82,396	44,994
Gross profit	63,471	40,860
Operating expenses:
Selling, general, and administrative	41,383	27,630
Non-cash equity based compensation (SFAS 123R)	1,985	—
Amortization of acquired intangibles	3,298	1,220
Total operating expenses	46,666	28,850
Operating income	16,805	12,010
Interest expense, net	4,749	1,499
Other expense	436	130
Income from continuing operations before minority interest and income taxes	11,620	10,381
Minority interest, net of income taxes	460	—
Income tax expense from continuing operations	2,019	2,942
Income from continuing operations	$9,141	$7,439

Net Sales.

Net sales for the nine months ended December 31, 2006 increased 70% or $60,013 from $85,854 to $145,867. Excluding net sales from Recent Acquisitions, which amount to $44,768 and $762 for the nine months ended December 31, 2006 and 2005, respectively, net sales increased to $101,099 or 18.8% (defined as “organic growth”).

The strong organic growth in the period was primarily the result of growth in sales with our largest customer, Sensata, and strong growth in the Piezo/Panels, Vibration, Humidity, Optical and Force product lines. Growth with Sensata was a result of their continued penetration of sensors used in Electronic Stability Control (ESC) systems and direct gas injection applications, as well as the introduction of force sensors used in occupant weight sensing, all of which utilize the Company’s proprietary Micro-fused technology. We expect to see continued strong quarter to quarter growth in these programs in fiscal 2007 as compared to fiscal 2006. We enjoyed strong growth in our Humidity products, largely as a result of continued penetration of windshield fogging prevention applications, as well as diesel engine management applications for heavy tricks and off-road equipment. Growth in our Piezo/Panels product line was primarily due to strong sales of sensors used in medical applications and computer/business equipment products as compared to last year, as well as strong sales of our recently introduced penetration panels used in security applications and our piezo-based traffic sensors. Vibration products enjoyed strong growth as we continue to gain share in the automotive crash test market, as well as various aerospace test applications. Optical sales during the third quarter increased reflecting higher order demand and broader adoption by a number of medical end-use customers. Finally, with the sale of the Consumer business, the sale of our load cells for consumer scale applications are now included in our third party sales, boosting sales for our Force products.

Gross Margin.

Gross margin as a percent of net sales decreased 4 margin points to 44% from 48%. Excluding Recent Acquisitions, gross margin declined 4.3 margin points to 43.7% from 48%. The decline in margin is primarily due to mix associated with increased sales with our largest customer, Sensata, which serves the automotive market and carries lower gross margin than our average, as well increased optical sales which also carries much lower gross margin. Additionally, we have moved selected low volume, high pressure and/or difficult to manufacture oil-filled products from our China operation to the Fremont operation which has decreased the gross margin in the Pressure line, but will result in improved service to our customers. The change in exchange rate of the RMB relative to the US dollar, along with increased commodity costs, also negatively impacted margins. Since April 1, 2005, the value of the RMB has appreciated approximately 5.7% relative to the US dollar. For every 1% appreciation in the RMB relative to the U.S. dollar, the negative impact to our margins is approximately $210. Additionally, there were some specific items in the second quarter that reduced gross margin, including higher than normal freight expense associated with 2nd day air shipments to meet customer requirements, a large scrap expense associated with a change in resin for our humidity sensors, and lower than expected yields/higher costs on the startup of new products in our tilt and pressure lines. However, it is important to note that gross margin improved during the third quarter of fiscal 2007 by over margin point as compared to the second quarter, reflecting stabilization of the business mix and elimination of the unusual items that affected the second quarter margin.

On a continuing basis our gross margin in the Sensor business may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates, and other factors.

Operating Expenses and Selling, General and Administrative.

Overall, total operating expenses increased $17,816 or 62% to $46,666, and as a percent of net sales, operating expenses decreased to 32% from 34%. The increase in operating expenses is mainly due to the recognition of the non-cash stock option compensation expense of $1,985, the $2,078 increase in amortization of acquired intangible assets from Recent Acquisitions and the $10,673 increase in operating expenses related to Recent Acquisitions. In spite of the aforementioned increases in operating expenses totaling $14,736, overall operating expenses as a percent of net sales declined. The decline in operating expenses as a percent of sales is a result of our strategy to increase sales more quickly than actual operating expenses, thereby realizing improvements in operating expense leverage, offsetting declines in gross margin.

SG&A expenses increased $13,753 or 50% to $41,383 for the nine months ended December 31, 2006 from $27,630 for the same period last year, primarily due to the added operating costs from Recent Acquisitions and a $600 accrual associated with the management variable compensation plan. As a percentage of net sales, SG&A expenses declined to 28% from 32%. This decline in expenses as a percent of sales is a result of our strategy to increase sales more quickly than actual SG&A expenses, thereby realizing improvements in SG&A expense leverage, offsetting declines in gross margin.

Stock Option Expense.

The $1,985 in stock option expense for the nine months ended December 31, 2006 represents non-cash equity based compensation with the adoption of SFAS 123R under the modified prospective method. The adoption of SFAS 123R requires the recognition of stock-based compensation in our results of operations for the nine months ended December 31, 2006, as compared to the same period of fiscal 2005 when the Company accounted for stock-based compensation as a disclosure in the footnotes on a pro-forma basis in accordance with APB Opinion No. 25. The stock option expense disclosed in the footnotes of the Consolidated Condensed Financial Statements for the nine months ended December 31, 2005 totaled $1,718.

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

Total compensation cost related to non-vested awards not yet recognized totaled $7,706 at December 31, 2006, which is expected to be recognized over a weighted average period of 2 years.

Amortization of acquired intangibles.

Amortization of acquired intangible assets increased $2,078 from $1,220 to $3,298 due to the increase in intangible assets (such as customer relationships, patents and trade-names) directly related to the acquisitions during fiscal 2006 and the two acquisitions in April 2006.

Interest Expense, Net.

Interest expense increased $3,250, from $1,499 during the nine months ended December 31, 2005 to $4,749 for the nine months ended December 31, 2006. The increase in interest expense is primarily attributable to an increase in the total outstanding debt from an average amount outstanding of $19,952 during the nine months ended December 31, 2005 to $68,535 during the nine months ended December 31, 2006 to support the BetaTHERM and YSI Temperature acquisitions, as well as higher interest rates.

Income Taxes.

The overall decrease in income tax expense reflects certain adjustments recorded during the prior year increasing income tax expenses and a higher portion of taxable income earned during the current fiscal year in tax jurisdictions with lower tax rates.

Our overall effective tax rate was approximately 18.1% during the nine months ended December 31, 2006, as compared to an effective tax rate of 28.3% during the same period last year. The Company recorded income tax expense at estimated effective tax rate of approximately 19% during the first two quarters of fiscal 2007, and during the third quarter, the estimated annual effective tax rate was reduced to 18.1%. The current year overall effective rate is lower due to a higher portion of taxable income earned in tax jurisdictions with lower tax rates. This includes BetaTHERM, whose operations are based in Ireland, which has a relatively low tax rate. The statutory tax rates in China and Ireland are 10%, and 12%, respectively. Additionally, there was a decrease in profitability in the U.S. with the added operating expenses associated with the implementation of SFAS 123R, which carries a higher tax rate. Excluding the impact of the adjustments recorded during the prior year, the overall effective tax rate during the nine months ended December 31, 2005 would have been approximately 22.8%. The decrease in the overall effective tax rate is mainly because of a higher than normal tax expense during the second quarter last fiscal year due to a $695 adjustment to revalue U.S. net deferred tax assets based on a lower estimated U.S. effective tax rate resulting from larger apportionment to a state with a lower tax rate.

Our effective tax rate is based on anticipated earnings from the various taxing jurisdictions globally, and while we believe our current rate of approximately 18.1% is representative based on our full year forecasts, changes in actual earnings from forecast from various regions could have a material change on the tax rate going forward.

Due to, among other things, the volume of manufacturing in the U.S. and our net operating loss carry-forwards, we do not expect the American Jobs Creation Act of 2004 to have an immediate or significant impact on our effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES
(Dollars in thousands)

Operating working capital for continuing operations (accounts receivable plus inventory less accounts payable) increased by $19,226 from $33,143 as of March 31, 2006 to $52,369 as of December 31, 2006. As a percent of annualized sales (net sales for the third quarter times four), operating working capital decreased to 26.3% at December 31, 2006 from 27% at March 31, 2006. The overall increase in operating working capital was attributable to the increase in accounts receivable of $11,259 from $19,381 at March 31, 2006 to $30,640 at December 31, 2006, an increase in inventory of $11,734 from $25,099 at March 31, 2006 to $36,833 at December 31, 2006, and slightly offset by the $3,767 increase in accounts payable from $11,337 at March 31, 2006 to $15,104 at December 31, 2006. The increases in the respective balance sheet accounts, including accounts receivable, inventory and accounts payable, are due mainly to the Recent Acquisitions, as well as to support increased sales. The Company acquired operating working capital of $7,322 effective April 1, 2006 with the purchase of BT and YSI.

Cash provided from operating activities was $11,595 for the nine months ended December 31, 2006, as compared to $10,951 provided for the nine months ended December 31, 2005. The $644 increase in cash provided by operations is mainly due to the increase in net sales resulting in higher net income from continuing operations.

Net cash used in investing activities was $51,250 for the nine months ended December 31, 2006 as compared to $9,721 relative to the corresponding period last year. The increase is primarily due to the acquisitions of YSI Temperature and BetaTHERM. In addition, capital spending decreased to $5,015 for the nine months ended December 31, 2006 from $6,276 for the nine months ended December 31, 2005.

Financing activities for the nine months ended December 31, 2006 provided $37,048 of net cash mainly reflecting the net proceeds from the amended and expanded credit facilities, and the addition of $1,736 in proceeds from the exercise of employee stock options, which was partially offset by $3,972 in deferred acquisition payments.

Long-term debt:

To support the financing of the acquisitions of YSI Temperature and BetaTHERM (See Note 6), effective April 1, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Facility”) which, among other things, increased the Company’s existing credit facility to $75,000 and lowered the applicable LIBOR or Index Margin from 4.50% and 2.75%, respectively, to LIBOR and Index Margins of 2.75% and 1%, respectively. The term portion of the Amended Credit Facility totaled $20,000, and the revolver totaled $55,000 at applicable LIBOR and Index Rates (as defined in the Amended Credit Facility). Beginning on September 30, 2006, the applicable margins may be adjusted quarterly on a prospective basis if the total Senior Debt to the trailing twelve month EBITDA (Earnings before Interest Taxes, Depreciation and Amortization) is less than 2.00 to 1, to an Index Margin of .5% and a LIBOR Margin of 2.25%. The term loan is payable in $500 quarterly installments plus interest beginning June 1, 2006 through March 1, 2011, with a final payment of $10,500 payable on April 3, 2011. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, annual capital expenditures, and other related items. The availability of the revolving credit facility is not based on any borrowing base requirements, but borrowings may be limited by certain financial covenants. The Company has provided a security interest in substantially all of the Company’s U.S. based assets as collateral for the Amended Credit Facility.

As of December 31, 2006, the Company utilized the LIBOR based rate for approximately $54,000, and the balance utilized the Index based rate. The interest rate applicable to borrowings under the revolving credit facility was 8.12% at December 31, 2006. As of December 31, 2006, the outstanding borrowings on the revolver, which is classified as long-term debt, were $44,210, and the Company had the right to borrow an additional $10,790 under the revolving credit facility. Commitment fees on the unused balance were equal to .375% per annum of the average amount of unused balances.

Promissory Notes

In connection with the acquisition of Elekon, the Company issued unsecured promissory notes (the “Notes”) totaling $3,000, of which $350 and $1,100 were outstanding and at December 31, 2006 and March 31, 2006, respectively. The Notes amortize over a period of three years, are payable quarterly and bear interest at 6%.

Short-Term Debt

In connection with the acquisitions of Entran, Humirel, HLP, and ATEX, the Company assumed outstanding short-term borrowings. At December 31, 2006 and March 31, 2006, $181 and $277, respectively, of this assumed short-term borrowing remains outstanding and is included in short-term debt in the accompanying condensed consolidated balance sheets. Below is a summary of short-term debt outstanding:

	December 31,	March 31,
	2006	2006
Short-term debt:
Revolver	$—	$3,500
European short-term borrowings	181	277
	$181	$3,777

LIQUIDITY

At January 31, 2007, we had approximately $11,554 of available cash and $8,290 of borrowing capacity under our Amended Credit Facility. Management believes current liquidity is sufficient to support our working capital needs. On January 31, 2007, approximately $6,182 of the Company’s cash was maintained in China, which is subject to certain restrictions. The increase in the level of cash in China, which is expected to be utilized in the near term, is mainly due to increased funding requirements for operations with growing sales and capital spending for the new manufacturing facility in China.

ACCUMULATED OTHER COMPREHENSIVE INCOME

Other comprehensive income consists primarily of foreign currency translation adjustments, which are the effects of changes in the exchange rate of the U.S. dollar relative to the Euro for the Euro denominated operations of BetaTHERM, HLP, Humirel, ATEX, and Entran, as well as the recent fluctuation in the RMB relative to the U.S. dollar. Since September 1, 2006, the operations of Humirel, ATEX and Entran are included in the operations of MEAS Europe, pursuant to the Company’s restructuring of its European subsidiaries.

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

INFLATION

We compete on the basis of product design, features, and value. Accordingly, our revenues generally have kept pace with inflation, notwithstanding that inflation in the countries where our subsidiaries are located has been consistently higher than inflation in the United States. Increases in labor costs have not had a significant impact on our business because most of our employees are in China, where prevailing labor costs are relatively low. However, we have experienced and may continue to experience some increases in materials costs, and these increases, among other factors, have lead to a decline in gross margins. Additionally, changes in foreign currency exchange rates have a direct impact on our costs, particularly with the value of the Chinese renminbi relative to the U.S. dollar.

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

AGGREGATE CONTRACTUAL OBLIGATIONS

As of December 31, 2006, our contractual obligations, including payments due by period, were as follows:

Contractual Obligations:

	Payment due by period
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
Long-term debt obligations	$2,479	$3,325	$2,733	$2,182	$54,735	$17	$65,471
Interest obligation on long-term debt	1,353	1,189	1,025	861	697	533	5,658
Capital lease obligations *	140	1,040	761	342	—	—	2,283
Operating lease obligations	3,810	3,479	2,500	1,694	2,825	2,185	16,493
Deferred acquisition payments	1,958		—	—	—	—	1,958
Short-term debt	181	—	—	—	—	—	181
Total	$9,921	$9,033	$7,019	$5,079	$58,257	$2,735	$92,044

* Minimum payments have not been reduced by minimum sublease rentals of $149 per year due in the future under non-cancelable subleases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Dollars in thousands)

Foreign Currency Exchange Risk

We are exposed to a certain level of foreign currency exchange risk.

Our revenues are priced in United States dollars, and to a lesser extent, euros. Most of our costs and expenses are priced in United States dollars, with the remaining priced in RMB, Euros and Hong Kong dollars. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the sales out of the United States in dollars compared with that of our foreign customers’ currencies. For the nine months ended December 31, 2006 and 2005, net sales in United States dollars were $99,937 and $66,616, respectively, and represented approximately 69% and 78% of consolidated net sales, respectively. Sales from our foreign facilities, inclusive of intercompany sales, were $67,334 and $34,149 or 46% and 40% of net sales, for the nine months ended December 31, 2006 and 2005, respectively. We are exposed to foreign currency transaction and translation losses, which might result from adverse fluctuations in the value of the Euro, Hong Kong dollar and RMB.

At December 31, 2006 and March 31, 2006, we had net assets of $45,208 and $46,956, respectively, in the United States. At December 31, 2006 and March 31, 2006, we had net assets of $24,855 and $18,503, respectively, in China subject to fluctuations in the value of the RMB against the United States dollar. At December 31, 2006 and March 31, 2006, we had net assets of $36,494 and $30,269 respectively, in Hong Kong, subject to fluctuations in the value of the Hong Kong dollar against the United States dollar. In Europe at December 31, 2006, we had net assets of $8,780, and at March 31, 2006, we had net liability of $231, subject to fluctuations in the value of the Euro against the United States dollar.

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

On July 21, 2005, the RMB increased in value by approximately 2.1% as compared to the U.S. dollar, and since then, the RMB appreciated by an additional 3.6%. The Chinese government announced that it will no longer peg the RMB to the US dollar, but established a currency policy letting the RMB trade in a narrow band against a basket of currencies. Based on our net exposure of RMB to U.S. dollars for the fiscal year ended March 31, 2006 and forecast information for fiscal 2007, we estimate a negative operating income impact of approximately $210 for every 1% appreciation in RMB against the U.S. dollar (assuming no associated cost increases or currency hedging). We continue to consider various alternatives to hedge this exposure, and have considered, but do not currently use, foreign currency contracts as a hedging strategy. We are attempting to manage this exposure through, among other things, pricing and monitoring balance sheet exposures for payables and receivables.

Based on the net exposures of Euros to the US dollars for the fiscal year ended March 31, 2006, we estimate a positive operating income impact of $80 for every 1% appreciation in Euros relative to the US dollar (assuming no associated costs increases or currency hedging).

The Company has a number of foreign currency exchange contracts in Europe. These currency contracts have a total notional amount of $5,150 with exercise dates through November 30, 2007 at an average exchange rate of $1.26 (Euro to US dollar conversion rate). Since these derivatives are not designated as cash-flow hedges under FASB 133, changes in their fair value are recorded in earnings, not in other comprehensive income. As of December 31, 2006, the fair value of these contracts was an asset of $15 and at March 31, 2006, the fair value of these contracts was a liability of $59.

There can be no assurance that these currencies will remain stable or will fluctuate to our benefit. To manage our exposure to foreign currency transaction and translation risks, we may purchase currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

Under the Amended Credit Facility we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving and term credit facility for the portion of the Amended Credit Facility accrues at a rate based on either a London Inter-bank Offered Rate (LIBOR) rate plus a LIBOR margin or at an Indexed (prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at our election. Our results will be adversely affected by any increase in interest rates. For example based on the $62,710 in debt outstanding under this facility, an interest rate increase of 100 basis points would increase annual interest expense by $627.

ITEM 4. CONTROLS AND PROCEDURES
(Dollars in thousands)

The Company’s management, with the participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of December 31, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the nine months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except the Company continues to implement the remediation plans to address the identified material weakness noted in the March 31, 2006 Form 10-K related to income taxes. These remedial actions include developing the process to evaluate tax exposure items, as well as the timing and preparation of tax account reconciliations and account roll-forwards. Such evaluation does not include the disclosure controls and procedures of the BetaTHERM and YSI acquisitions. The Company will be making changes to the internal controls of these newly acquired companies as part of the integration into the Company. However, for purposes of this evaluation, the impact of these acquisitions on our internal controls over financial reporting have been excluded. The BetaTHERM and YSI acquisitions in the aggregate represent approximately $33,085 or 23% in net sales; profit before taxes and minority interest of $4,892 or 44% for the nine months ended December 31, 2006 and $64,195 or 29% in total assets and $61,696 or 61% total liabilities at December 31, 2006, which are included as part of the Company’s Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(Dollars in Thousands)

Pending Matters

Robert L. DeWelt v. Measurement Specialties, Inc. et al., Civil Action No. 02-CV-3431. On July 17, 2002, Robert DeWelt, the former acting Chief Financial Officer and former acting general manager of our former Schaevitz Division, filed a lawsuit against us and certain of our officers and directors in the United States District Court of the District of New Jersey. Mr. DeWelt resigned on March 26, 2002 in disagreement with our decision not to restate certain of our financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. We filed a motion to dismiss this case, which was denied on June 30, 2003. We answered the complaint and engaged in the discovery process, which has now concluded.  On December 1, 2006 we filed a motion for summary judgment seeking dismissal of all claims.  This litigation is ongoing and we cannot predict its outcome at this time.

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

On August 30, 2006, we filed a motion to dismiss. At a conference before the Court, the Court suggested that Mr. Samuel file an amended complaint and that we, instead of moving to dismiss, answer the amended complaint, take some discovery and then renew its motion to dismiss as a motion for summary judgment at the conclusion of discovery. Consistent with the Court's direction, on October 12, 2006, Mr. Samuel filed an amended complaint which contains counts asserting the following claims against us: negligent misrepresentation, fraud, breach of contract, conversion and promissory estoppel. We have answered the amended complaint and have asserted numerous affirmative defenses. Presently, the case is in the discovery phase of litigation. We intend to vigorously defend ourselves against the claims asserted by Mr. Samuel. At this time, we are unable to express an opinion that an unfavorable result is either probable or remote.

In addition, we tendered this litigation to Chubb, our insurer under our Executive Protection Policy. Chubb has agreed to defend the claims and has appointed the law firm of Epstein Becker & Green to defend us; however, Chubb has reserved its rights regarding coverage for liability, if any.

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

Measurement Specialties, Inc. (Registrant)

Date: February 7, 2007	By:	/s/ Frank D. Guidone
Frank D. Guidone
President, Chief Executive Officer and Chief Financial Officer (Acting) (authorized officer and principal financial officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Frank D. Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Frank D. Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Frank D. Guidone required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350