Form 10-K
period 2007-03-31
Measurement Specialties Inc
filed 2007-06-12
CIK 778734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2007

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

(757) 766-1500
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITES REGISTERED UNDER SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS:	NAME OF EACH EXCHANGE ON WHICH REGISTERED:
COMMON STOCK, NO PAR VALUE	NASDAQ

SECURITES REGISTERED UNDER SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒ .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No ☒ .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  ☐ .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘accelerated filer and large accelerated filer’ in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐    No  ☒ .

At September 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $169,691,520 (based on the closing price of the registrant’s common stock on the Nasdaq Global Market on such date).

At May 31, 2007, the number of shares outstanding of the Registrant’s common stock was 14,292,267.

Documents Incorporated by Reference:

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on or about September 19, 2007 to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2007.

MEASUREMENT SPECIALTIES, INC.
FORM 10-K
TABLE OF CONTENTS
MARCH 31, 2007

PART I

ITEM 1. BUSINESS

INTRODUCTION

NOTES:

(1) OUR FISCAL YEAR BEGINS ON APRIL 1 AND ENDS ON MARCH 31. REFERENCES IN THIS ANNUAL REPORT ON FORM 10-K TO THE YEAR 2006 OR FISCAL YEAR 2006 REFER TO THE 12-MONTH PERIOD FROM APRIL 1, 2005 THROUGH MARCH 31, 2006 AND REFERENCES TO THE YEAR 2007 OR FISCAL YEAR 2007 REFER TO THE 12-MONTH PERIOD FROM APRIL 1, 2006 THROUGH MARCH 31, 2007.

(2) ALL DOLLAR AMOUNTS IN THIS REPORT ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND PRODUCT PRICES.

Measurement Specialties, Inc. (the “Company” or “we”) is a global leader in designing and manufacturing sensors for original equipment manufacturers and end users. The Company has eight primary manufacturing facilities strategically located in the United States, China, France, Ireland and Germany enabling the Company to produce and market world-wide a broad range of sensors that use advanced technologies to measure precise ranges of physical characteristics including pressure, position, force, vibration, humidity, photo-optics and temperature. These sensors are used for automotive, medical, consumer, military/aerospace and industrial applications. The Company’s sensor products include pressure and electromagnetic displacement sensors, transducers, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors, humidity and temperature sensors. As more fully described below under “Changes to our Business,” we discontinued the remainder of our Consumer products business during the fiscal year ended March 31, 2006. Except as otherwise noted, the descriptions of our business, and results and operations contained in this report reflect only our continuing operations.

OUR SENSORS

The majority of our sensors are devices, sense elements and transducers that convert mechanical information into a proportionate electronic signal for display, processing, interpretation or control. Sensors are essential to the accurate measurement, resolution and display of pressure, force, linear or rotary position, tilt, vibration, motion, humidity or temperature.

Our advanced technologies include piezo-resistive silicon sensors, application-specific integrated circuits, micro-electromechanical systems (“MEMS”), piezoelectric polymers, foil strain gauges, force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, electromagnetic displacement sensors, ultrasonic sensors, hygroscopic capacitive and negative temperature co-efficient thermistors (“NTC”). These technologies allow our sensors to operate precisely and cost effectively.

We are a global operation with engineering and manufacturing facilities located in North America, Europe and Asia. By functioning globally, we have been able to enhance our applications engineering capabilities, increase our geographic proximity to our customers and leverage our cost structure.

RECENT ACQUISITIONS AND DIVESTITURES

The Consumer Products segment designed and manufactured sensor-based consumer products, primarily as an original equipment manufacturer (“OEM”), that were sold to retailers and distributors in the United States and Europe. Consumer products included bathroom and kitchen scales, tire pressure gauges and distance estimators.

We have made the following acquisitions which are included in the consolidated financial statements as of the effective date of acquisition (See Notes 2 and 5 to the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K):

Acquired Company	Effective Date of Acquisition	Country
Elekon Industries U.S.A., Inc. (‘Elekon’)	June 24, 2004	U.S.A.
Entran Devices, Inc. And Entran SA (‘Entran’)	July 16, 2004	U.S.A. and France
Encoder Devices, LLC (‘Encoder’)	July 16, 2004	USA
Humirel, SA (‘Humirel’)	December 1, 2004	France
MWS Sensorik GmbH (‘MWS’)	January 1, 2005	Germany
Polaron Components Ltd (‘Polaron’)	February 1, 2005	United Kingdom
HL Planartechnik GmbH (‘HLP’)	November 30, 2005	Germany
Assistance Technique Experimentale (‘ATEX’)	January 19, 2006	France
YSIS Incorporated (‘YSI Temperature’)	April 1, 2006	U.S.A. and Japan
BetaTherm Group Ltd. (‘BetaTherm’)	April 1, 2006	Ireland and USA

The above companies, except for Encoder and Polaron, which were asset purchases, became direct or indirect wholly-owned subsidiaries of the Company upon consummation of their respective acquisitions.

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

Two smaller acquisitions in 2005 further added to our capabilities in Europe. MWS Sensorik had been a distributor and value-added reseller of our piezoresistive accelerometers and pressure sensors in Germany with a solid customer base in the auto crash and road test markets. We also acquired certain assets of Polaron, reuniting us with the foil strain gage pressure business formerly owned by the Company and providing an additional customer base in Europe.

HLP, which specializes in thin-film metallization processes, produces sensors in four main categories: (1) infrared thermopiles used in appliance, automobile, medical and other applications for non-contacting temperature measurement; (2) magneto -resistive (“MR”) sensors that measure changes in magnetic fields to determine position, angle, rotation, or current; (3) mass air flow (“MAF”) sensors to measure the changes in air flow and other gases for use in automotive, medical and industrial applications; and (4) electrolytic fluid conductive-based inclination sensors for the precise measurement of level, angle or tilt in construction equipment, automobile and aerospace applications. ATEX specializes in providing vibration sensors to the Formula One racing market.

The acquisitions of YSI Temperature and BetaTherm in fiscal 2007 expanded our product line-up to include precision thermistors, and as a substantial product group, complemented our existing customer base with applications in aerospace, biomedical, automotive, industrial and consumer goods. YSI Temperature and BetaTherm augmented our operations with manufacturing in Ireland, United States and China, as well as provided a presence in Japan with Nikisso-YSI, our 50% joint venture with Nikisso Co., Ltd. (“Nikisso”).

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

•
medical sensors for invasive blood pressure measurement, drug infusion pump flow monitoring, electronic stethoscopes, cardiovascular health diagnostics, surgery applications, sleep apnea sensing, ultrasound bone density measurement, kidney dialysis, respirators, environmental monitoring for patient breathing and body activity sensor for implantable heart pacemakers;

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

TECHNOLOGY

The Company has a broad and robust portfolio of technologies available to solve client sensing needs, some of which are proprietary to the Company. Our sensor technologies include:

•
PIEZORESISTIVE TECHNOLOGY. This technology is widely used for the measurement of pressure, load and acceleration, and we believe its use in these applications is expanding significantly. Piezoresistive materials, most often silicon, respond to changes in applied mechanical variables such as stress, strain, or pressure by changing electrical conductivity (resistance). Changes in electrical conductivity can be readily detected in circuits by changes in current with a constant applied voltage, or conversely by changes in voltage with a constant supplied current.

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

•
MAGNETO-RESISTIVE (MR) TECHNOLOGY. MR sensors are used to measure small changes in magnetic fields.   A rotation of the magnetization of thin film stripes made of magnetic permalloy (Ni81FE19) in x-direction takes place when a magnetic field in y-direction is applied due to   the magnetoresistive effect. MR sensors are highly sensitive, stable, repeatable and relatively low cost. MR sensing technology can be packaged as low field sensors (i.e., electronic compass), angle sensors such as magnetic encoders, position sensors, or current sensors (eg. for battery management).

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

•
VARIABLE CAPACITIVE. Humidity technology is based upon variable capacitive affecting a sensitive polymer layer under changing ambient humidity conditions. This technology is uniquely designed for high volume OEM applications in consumer markets, automotive, home appliance and environmental control.

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

•
TEMPERATURE. Negative temperature co-efficient (“NTC”) thermistors offer high-end precision temperature sensors by exhibiting a change in electrical resistance in response to a change in ambient temperature conditions.

BUSINESS SEGMENTS

As a result of the sale of our Consumer Products business segment, the Sensor business segment is our sole segment.

PRODUCTS

The Company has one business segment, the Sensor segment, with global engineering resources organized into eight key product families: pressure, force, position, vibration, humidity, temperature, photo optics and Piezo film. Each product family is supported by a research and design center (or centers) as well as manufacturing on a global basis. Product teams are also supported by global specialists with expertise in the use of sensors for various industries: medical, automotive, aerospace, test and measurement, manufacturing, power generation, HVAC/refrigeration, oil and gas, consumer goods and appliances. Regional account management, organized into three hubs (US, Europe/Middle East, Asia), brings the Company diverse capabilities to local companies throughout the world.

To improve the ownership and accountability on top-to-bottom results, the Company has recently organized effective April 1, 2007 the eight product families into four business “Groups”, with each Group having responsibility for sales, engineering, operations and customer service of their respective products. A Group Vice President has been assigned overall strategic and profit/loss responsibility for the particular Group, with finance/accounting, supply chain/information systems and strategic sourcing remaining functional, shared resources. The four business groups are PFG (Pressure and Force), PVG (Position/Piezo and Vibration), TPG (Temperature/Optical) and HCG (Humidity Chemical Gas). Prior to and after the aforementioned organization changes from eight product families to four business groups, the Company continues to have one reporting segment, a sensor business, under the guidelines established with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, because, among other things, the criteria for aggregation.

A summary of our Sensor business product offerings as of March 31, 2007 is presented in the following table.

Group	Product Family	Product	Technology	Applications

PFG	Pressure	Pressure Components, Sensors and Transducers	Micro-Electromechanical Systems	Disposable catheter blood pressure altimeter, dive tank pressure, process instrumentation, fluid level, measurement and intravenous drug administration monitoring, racing engine performance

			Microfused TM Piezoresistive Silicon Strain Gauge	Automotive electronic stability control systems, paint spraying machines, fertilizer dispensers, hydraulics, refrigeration and automotive transmission

			Bonded Foil Strain Gauge	Instrumentation-grade aerospace and weapon control systems, sub-sea pressure, ship cargo level, steel mills

			Bonded Gauge	Miniature and subminiature transducers for test and measurement applications in aerospace, auto testing and industry

PFG	Force	Load Cells	Microfused TM Piezoresistive Silicon Strain Gauge	Automotive occupancy weight sensing, bathroom scales, exercise equipment, appliance monitoring, intravenous drug administration monitoring

			Micro-Electromechanical Systems instrumentation	Crash test sensors, anthropomorphic dummy sensors, road load dynamics, aerospace traffic alert and collision avoidance systems, instrumentation

PVG	Position	Linear Variable Displacement Transducers	Inductive Electromagnetic	Aerospace, machine control systems, knitting machines, industrial process control, hydraulic actuators, instrumentation

		Rotary Position Transducers	Inductive Electromagnetic	Machine control systems, instrumentation

		MR sensors and Magnetic Encoders	Magneto-Resistive	Automotive systems controls, pump counting and control, school bus stop sign arm position

		Tilt/Angle Sensors	Fluid Capacitive or Electrolytic Fluid	Heavy equipment level measurement, auto security systems, tire balancing, instrumentation

PVG	Piezo Film	Traffic Sensors	Piezoelectric Polymer	Traffic survey, speed and traffic light enforcement, toll, and truck weigh-in-motion

		Custom Piezoelectric Film Sensors	Piezoelectric Polymer	Medical diagnostics, ultrasonic pen digitizers, musical instrument pickups, electronic stethoscope, security systems, anti-tamper sensors for data protection, electronic water meters

PVG	Vibration	Accelerometers	Micro-Electromechanical Systems instrumentation	Crash test sensors, anthropomorphic dummy sensors, road load dynamics, aerospace traffic alert and collision avoidance systems, instrumentation

		Accelerometers	Piezoelectric Polymer	Cardiac activity sensors, audio speaker feedback, appliance load balancing

HCG	Humidity	Relative Humidity Sensors	Capacitive Film	Auto anti-fogging systems, diesel engine controls, air climate systems, reprography machines, respirators

TPG	Temperature	Thermistors	Negative Temperature Co-efficient (NTC) Thermistors, Infrared (IR)	Patient monitoring and diagnostics, gas chromatography, HVAC & R, and non-contacting thermometers, microwave and convection oven controls, gas detection

TPG	Photo Optics	Pulse Oximetry Sensors (SpO2); X-Ray Detection	Photo optic infra-red light absorption	Reusable and disposable patient blood oxygen and pulse sensors, security system and CT scanner sensor arrays

CUSTOMERS

We sell our sensor products throughout the world. We design, manufacture and market sensors for original equipment manufacturer applications and for end users who use them for instrumentation and test applications. Our extensive customer base consists of manufacturers of electronic, automotive, medical, military, industrial and consumer products. Our largest customer, Sensata, a large OEM automotive supplier, accounted for approximately 15.0% of our net sales during fiscal 2007, approximately 18.1% of our net sales during fiscal 2006, and approximately 15.3% of our sales during fiscal 2005. No other customers accounted for more than 10% during the fiscal years ended March 31, 2007, 2006 and 2005.

SALES AND DISTRIBUTION

We sell our sensor products through a combination of experienced regional sales managers, distributors and generally exclusive sales relationships with outside sales representatives throughout the world. Our engineering teams work directly with our global customers to tailor our sensors to meet their specific application requirements.

We sell our products primarily in North America and Western Europe. The international component of our sales has grown with recent acquisitions. In addition, we believe the growing Asian market represents a significant opportunity for our business. Sales into foreign countries primarily from our foreign facilities accounted for 31.8% of net sales for the fiscal year ended March, 31, 2007, 45.2% of net sales for the fiscal year ended March 31, 2006, and 39.5% of net sales for the fiscal year ended March 31, 2005.

SUPPLIERS

We procure components and finished products from a variety of suppliers as needed through purchase orders. We actively manage this process to ensure component quality, steady supply and best costing, while managing hazardous materials content for compliance with European Restrictions on Hazardous Substances (“ROHS”) regulations. We source our assembly of photo optic products from a single contract manufacturer.

RESEARCH AND DEVELOPMENT

Our research and development efforts are focused on expanding our core technologies, improving our existing products, developing new products and designing custom sensors for specific customer applications. To maintain and improve our competitive position, our research, design, and engineering teams work in close association with customers to design custom sensors for specific applications. Research and development costs approximated $9,235 or 4.6% of net sales for fiscal 2007, $6,450 or 5.3% of net sales for fiscal 2006, and $4,491 or 4.9% of net sales for fiscal 2005. Prior year disclosure of research and development costs excluded salaries of certain engineers whose activities qualify as research and development costs under Statement of Financial Accounting Standards (“SFAS”) No.2, Research and Development. Research and development costs disclosed in prior years were $2,567 and $2,130 in 2006 and 2005, respectively. Customer funded research and development was $786, $448, and $268 for the fiscal years ended March 31, 2007, 2006, and 2005, respectively.

COMPETITION

The global market for sensors includes many diverse products and technologies, is highly fragmented and is subject to moderate pricing pressures. Our piezo-resistive, MEMS and Micro-fused™ pressure sensing technologies compete directly within the largest and fastest growing segments in the global market for industrial pressure sensors. For some of our more mature technologies such as LVDTs and IR thermopiles, we compete with a number of regional providers or divisions of larger companies, also with moderate pricing pressure. Most of our competitors are small companies or divisions of large corporations such as Danaher, General Electric, Schneider-Electric and Honeywell. The principal elements of competition in the sensor market are production capability, price, quality, service, and the ability to design unique applications to meet specific customer needs.

Although we believe that we compete favorably, new product introductions by our competitors could cause a decline in sales or loss of market acceptance for our existing products. If competitors introduce more technologically advanced products, the demand for our products would likely be reduced.

INTELLECTUAL PROPERTY

We rely in part on patents to protect our intellectual property. We own 42 United States utility patents and 40 foreign patents to protect our rights in certain applications of our core technology. We have 7 patent applications pending. These patent applications may never result in issued patents. Even if these applications result in patents being issued, taken together with our existing patents, they may not be sufficiently broad to protect our proprietary rights, or they may prove unenforceable. We have not obtained patents for all of our innovations, nor do we plan to do so.

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

FOREIGN OPERATIONS

We manufacture the majority of our sensor products in leased premises located in Shenzhen, China. Sensors are also manufactured at our U.S. facilities in Hampton, VA, Dayton, OH and Fremont, CA, as well as our European facilities in Galway, Ireland, Toulouse, France, Les Clayes-sous-Bois, France, Guyancourt, France, and Dortmund, Germany. Additionally, certain key management, sales and engineering activities are conducted at leased premises in Wayne, PA, Aliso Viejo, CA, and Shrewsbury, MA. The Company manufactures the bulk of its NTC thermistors, but a large portion of our discrete and probe assemblies are manufactured in China by Betacera Inc., a subcontractor with a long-standing relationship with the Company. Our pulse oximetry sensors are sourced from a single supplier, Opto Circuits India Limited, (“Opto”), in Karnatake, India. There are no agreements which would require us to make minimum payments to Opto, nor is Opto obligated to maintain capacity available for our benefit. Additionally, most of our products contain key components that are obtained from a limited number of sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond our control, including political and other uncertainties regarding China and India.

The Chinese government has continued to pursue economic reforms hospitable to foreign investment and free enterprise, although the continuation and success of these efforts is not assured. Our operations could be adversely affected by changes in Chinese laws and regulations, including those relating to taxation and currency exchange controls, by the imposition of economic austerity measures intended to reduce inflation, and by social and political unrest. China became a member of the World Trade Organization (WTO) on December 11, 2001. Such membership requires China and other members of the WTO to grant one another reciprocal “Normal Trade Relations” (NTR) status (formerly known as Most Favored Nation). Accordingly, China’s preferred trading status with the United States (and other WTO members) is no longer subject to annual review and Chinese goods exported to the United States are subject to a low tariff and receive other favorable treatment.

A substantial portion of our revenues are priced in United States dollars. Most of our costs and expenses are priced in United States dollars, with the remaining priced in Chinese renminbi and Euros. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the United States dollar compared with that of our foreign customers’ currencies. Sales from our facilities in the United States were $106,476, $68,704, and $64,772, or 53.2%, 56.6%, and 70.2% of net sales, for the fiscal years ended March 31, 2007, 2006, and 2005, respectively. Sales from our foreign facilities were $93,774, $52,713, and $27,496, or 46.8%, 43.4%, and 29.8% of net sales, for the fiscal years ended March 31, 2007, 2006, and 2005, respectively. We are exposed to foreign currency transaction and translation losses, which might result from adverse fluctuations in the value of the Euro and Chinese renminbi.

At March 31, 2007, 2006, and 2005 we had net assets of $43,561, $46,956, and $48,009, respectively, in the United States. At March 31, 2007, 2006, and 2005 we had net assets of $23,810, $18,503, and $10,455, respectively, in China subject to fluctuations in the value of the Chinese renminbi against the United States dollar. At March 31, 2007, 2006, and 2005 we had net assets of $40,981, $30,269, and $9,503, respectively, in Hong Kong subject to fluctuations in the value of the Hong Kong dollar against the United States dollar.  At March 31, 2007, 2006, and 2005 we had net assets (liabilities) of $12,285, $(231), and $49, respectively, in Europe, subject to fluctuations in the value of the Euro against the United States dollar.

On July 21, 2005, the renminbi increased in value by approximately 2.1% as compared to the U.S. dollar, and since this initial change in value, the renminbi has appreciated by an additional 0.57% and 4.0% during 2006 and 2007, respectively. The Chinese government announced that it will no longer peg the renminbi to the US dollar, but established a currency policy letting the renminbi trade in a narrow band against a basket of currencies. Based on our net exposure of renminbi to U.S. dollars for the fiscal year ended March 31, 2007 and forecast information for fiscal 2008, we estimate a negative operating income impact of approximately $184 for every 1% appreciation in renminbi against the U.S. dollar (assuming no price increases passed to customers, and no associated cost increases or currency hedging). We continue to consider various alternatives to hedge this exposure, and have considered, but do not currently use, foreign currency contracts as a hedging strategy. We are attempting to manage this exposure through, among other things, pricing and monitoring balance sheet exposures for payables and receivables.

Based on the net exposures of Euros to the US dollars for the fiscal year ended March 31, 2007, we estimate a positive operating income impact of $66 for every 1% appreciation in Euros relative to the US dollar (assuming no price increases passed to customers, and associated cost increases or currency hedging).

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

EMPLOYEES

As of March 31, 2007, we had 2,191 employees, including 322 in the United States, 361 in the European Union, and 1,508 in Asia. As of March 31, 2007, 1,553 employees were engaged in manufacturing, 274 were engaged in administration, 265 were engaged in engineering and 99 were engaged in sales and marketing.

Our employees in the U.S., Europe and Asia are not covered by collective bargaining agreements. We believe our employee relations are good.

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

We believe we are in compliance with the European and UK Restrictions on Hazardous Substances (“RoHS”) environmental directive which became effective July 1, 2006 for "the restriction of the use of certain hazardous substances in electrical and electronic equipment.”

Our business and our customers may be subject to new requirements under the European Commission’s Proposal for the Registration, Evaluation and Authorization of Chemicals (“REACH”). REACH will impose obligations on European Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Additionally, substances of high concern will be subject to an authorization process per application. Authorization may result in restrictions in the use of products by application or even prohibitions on the manufacture or importation of products. REACH came into effect on June 1, 2007. The regulations impose additional burdens on chemical producers, importers, downstream users of chemical substances and preparations, and the entire supply chain. We are evaluating the impact of REACH on the Company. However, our manufacturing presence and sales activities in the European Union will likely require us to incur additional compliance costs and may result in increases in the costs of raw materials we purchase and the products we sell.

We do not believe there is any substantial risk to our business resulting from these new regulations at this time.

BACKLOG

At March 31, 2007, the dollar amount of backlog orders believed to be firm was approximately $62,826. Backlog from acquisitions completed during fiscal 2007 that were not included as part of the March 31, 2006 backlog disclosure below account for $16,612 of this backlog. We include in backlog orders that have been accepted from customers that have not been filled or shipped and are supported with a purchase order. It is expected that the majority of these orders will be shipped during the next 12 months. At March 31, 2006, our backlog of unfilled orders was approximately $39,346. All orders are subject to modification or cancellation by the customer. We believe that backlog may not be indicative of actual sales for the current fiscal year or any succeeding period.

SEASONALITY

There is no significant seasonality to our sales.

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

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward looking statements may be identified by such words or phrases as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. The forward-looking statements used herein are not guarantees of future performance and involve a number of risks and uncertainties, many of which are beyond our control. Factors that might cause actual results to differ materially from the expected results described in or underlying our forward-looking statements include:

•	Conditions in the general economy and in the markets served by us;

•	Competitive factors, such as price pressures and the potential emergence of rival technologies;

•	Interruptions of suppliers’ operations or the refusal of our suppliers to provide us with component materials;

•	Timely development, market acceptance and warranty performance of new products;

•	Changes in product mix, costs and yields and fluctuations in foreign currency exchange rates;

•	Uncertainties related to doing business in Europe and China;

•	Legal proceedings described below under “Item 3 -Legal Proceedings;” and

•	The risk factors listed from time to time in our SEC reports, including those described below under “Risk Factors”.

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

In addition to being subject to the risks described elsewhere in this Annual Report on Form 10-K, including those risks described below under “Liquidity and Capital Resources,” an investment in our common stock is subject to the risks and uncertainties described below.

Other risks include the impact of new or changes to accounting and reporting rules and standards issued by the Financial Accounting Standards Board, the SEC, and other accounting oversight bodies, the impact of rulings by the Internal Revenue Service and/or state tax authorities, and the enactment of additional state, federal or foreign regulatory and tax laws and regulations pertaining to our subsidiaries and foreign investments.

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

Our international sales accounted for approximately 46.8% and 43.4% of our net sales in the fiscal years ended March 31, 2007 and 2006, respectively. At March 31, 2007, our foreign subsidiaries’ assets totaled $163,758, of which $34,717 was in China, $50,205 was in Hong Kong and $78,836 was in Europe. We are subject to the risks of foreign currency transaction and translation losses, which might result from fluctuations in the values of the Chinese renminbi, the Hong Kong dollar and the Euro against the United States dollar. At March 31, 2007, we had net assets of $23,810 subject to fluctuations in the value of the Chinese renminbi, net assets of $40,981 subject to fluctuations in the value of the Hong Kong dollar, and net assets of $12,285 subject to fluctuations in the Euro. Our foreign subsidiaries’ operations reflect intercompany transfers of costs and expenses, including interest on intercompany trade receivables, at amounts established by us. We manufacture the majority of our sensor products in China. Our China subsidiary is subject to certain government regulations, including currency exchange controls, which limit the subsidiary’s ability to pay cash dividends or lend funds to us. The inability to operate in China or the imposition of significant restrictions, taxes, or tariffs on our operations in China would impair our ability to manufacture products in a cost-effective manner and could reduce our profitability significantly.

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

•
tax policy change in China, which could affect the profitability of our operations in China. China has enacted higher tax rates effective January 1, 2008. If the Company does not receive the annual special tax status in China, our rates could be between 15% and 25%.

COMPETITION IN THE MARKETS WE SERVE IS INTENSE AND COULD REDUCE OUR NET SALES AND HARM OUR BUSINESS.

Highly fragmented markets and high levels of competition characterize our business. Despite recent consolidations, including the acquisition of several smaller competitors of ours by larger competitors like General Electric, Honeywell, Schneider-Electric and Danaher Corporation, the sensor industry remains highly fragmented. Some of our competitors and potential competitors may have a number of significant advantages over us, including:

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

OUR TRANSFER PRICING PROCEDURES MAY BE CHALLENGED, WHICH MAY SUBJECT US TO HIGHER TAXES AND ADVERSELY AFFECT OUR EARNINGS.

Transfer pricing refers to the prices that one member of a group of related companies charges to another member of the group for goods, services, or the use of intellectual property. If two or more affiliated companies are located in different countries, the laws or regulations of each country generally will require that transfer prices be the same as those charged by unrelated companies dealing with each other at arm’s length. If one or more of the countries in which our affiliated companies are located believes that transfer prices were manipulated by our affiliate companies in a way that distorts the true taxable income of the companies, the laws of countries where our affiliated companies are located could require us to re-determine transfer prices and thereby reallocate the income of our affiliate companies in order to reflect these transfer prices. Any reallocation of income from one of our companies in a lower tax jurisdiction to an affiliated company in a higher tax jurisdiction would result in a higher overall tax liability to us.

Moreover, if the country from which the income is being reallocated does not agree to the reallocation, the same income could be subject to taxation by both countries.

We have adopted transfer-pricing procedures with our subsidiaries to regulate inter-company transfers. Our procedures call for the transfer of goods, services, or intellectual property from one company to a related company at prices that we believe are arm’s length. We have established these procedures due to the fact that some of our assets, such as intellectual property developed in the United States, are transferred among our affiliated companies. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully require changes to our transfer pricing practices, we could become subject to higher taxes and our earnings would be adversely affected. Any determination of income reallocation or modification of transfer pricing laws can result in an income tax assessment on the portion of income deemed to be derived from the United States or other taxing jurisdiction.

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

We made ten acquisitions during fiscal years 2007, 2006 and 2005. As a part of our business strategy, we may enter into additional business combinations and acquisitions. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business and distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our growth strategy, and we may incur substantial expenses and devote significant management time and resources in seeking to complete proposed acquisitions that will not generate benefits for us.

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

As a result of our previous acquisitions, we have added several different decentralized operating and accounting systems, resulting in a complex reporting environment. While we strive to integrate all of our acquired companies except for BetaTHERM into our enterprise resource planning (ERP) and management reporting/analysis information systems as quickly as possible after their acquisition, we expect that we will need to continue to modify our accounting policies, internal controls, procedures and compliance programs to provide consistency across all of our operations, in order to increase efficiency and operating effectiveness and improve corporate visibility into our decentralized operations. BetaTHERM will remain on the ERP which existed prior to acquisition, because this system’s functionality was determined to be within the established requirements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of March 31, 2007, we leased all but two of our properties under operating leases, as follows:

Location	Primary Use	Sq. Ft.	Lease Expiration
Wayne, PA	Research and development, sales and marketing	2,529	Dec-2008

Fremont, CA	Manufacturing, research and development, sales and marketing	11,951	Mar-2015

Shenzhen, China	Asian headquarters, manufacturing and support	149,523	Apr-2008 and Feb-2009

Hampton, VA*	Worldwide Corporate and US headquarters, research and development, manufacturing and distribution facility	120,000	Jul-2011

Hong Kong, China	Sales	355	Feb-2008

Toulouse, France	European headquarters and manufacturing, research and development, sales and marketing	27,000	Requires 6 month's notice

Aliso Viejo, CA	Research and development	2,283	Dec-2007

Dortmund, Germany	Manufacturing, research and development, sales and marketing	28,000	Dec-2009

Guyancourt, France	Manufacturing, marketing and sales	1,800	Sep-2007

Abingdon, UK	Sales	1,200	Dec-2007

Dayton, OH	Manufacturing, research and development, sales and marketing	31,600	Feb-2014

India	Materials Engineer	600	May-2007

Shrewsbury, MA	Research and development, sales and marketing	4,568	Apr-2010

Galway, Ireland	Manufacturing, research and development, administrative, sales and marketing	4,053	Jan-2026

Owned Properties:
Les Clayes-sous-Bois, France	Manufacturing, marketing, and sales	12,378

Galway, Ireland	Manufacturing, research and development, sales and marketing	16,426

*Our distribution and warehouse space in Hampton, VA was partially vacant due to the complete divestiture of the Consumer business. We have subleased a portion of the unused space.

We have a facility under construction in Shenzhen, Guang Dong Province, China. Our primary sensor manufacturing facilities are ISO 9001 certified, but we also have registration under FDA (Federal Drug Administration) regulations at our Dayton, Ohio facility and a number of facilities are TS 16949 (Technical Standards) registered, as well as AS9100 and ISO 13485. We believe that these premises are suitable and adequate for our present operations.

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

Settled Matters

The Honorable Dan Samuel v. Measurement Specialties, Inc., Case No. 3:06 cv 1005. On June 29, 2006, we were sued by a former director of the Company in the United States District Court for the District of Connecticut. In this matter, the plaintiff, The Honorable Dan Samuel, a former director of the Company, allowed his stock options to terminate before he attempted to exercise them. Mr. Samuel claimed that we misled him with respect to when his options terminated/expired and asserts claimed against us for negligent misrepresentation, fraud, breach of contract, and conversion and sought damages in an amount not less than $450 plus interest and costs. On August 30, 2006, we filed a motion to dismiss. At a conference before the Court, the Court suggested that Mr. Samuel file an amended complaint and that we, instead of moving to dismiss, answer the amended complaint, take some discovery and then renew our motion to dismiss as a motion for summary judgment at the conclusion of discovery. Consistent with the Court's direction, on October 12, 2006, Mr. Samuel filed an amended complaint which contained counts asserting negligent misrepresentation, fraud, breach of contract, conversion and promissory estoppel. We answered the amended complaint and asserted numerous affirmative defenses. On April 16, 2007, we reached an agreement in principle to settle this lawsuit. Pursuant to the agreement, the case was settled on a no fault basis in exchange for a payment by us in the amount of $225 to Mr. Samuel. On May 7, 2007, a Stipulation of Dismissal of with Prejudice and without cost as to all causes of action by Dan Samuel was filed with the United States District Court for the District of Connecticut.

Robert L. DeWelt v. Measurement Specialties, Inc. et al., Civil Action No. 02-CV-3431. On July 17, 2002, Robert DeWelt, the former acting Chief Financial Officer and former acting general manager of our Schaevitz Division, filed a lawsuit against us and certain of our officers and directors in the United States District Court of the District of New Jersey. Mr. DeWelt resigned on March 26, 2002 in disagreement with our decision not to restate certain of our financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. We filed a Motion to Dismiss this case, which was denied on June 30, 2003. We answered the complaint and engaged in the discovery process, which has now concluded. On December 1, 2006, we filed a motion for summary judgment seeking dismissal of all claims. The Court denied the motion, but pursuant to the election of remedies provision of the New Jersey Conscientious Employee Protection Act, two of the common law claims were waived by Mr. DeWelt and dismissed by the Court. The trial of this case was scheduled for June, 2007. On June 1, 2007, Mr. DeWelt voluntarily dismissed his claim for breach of contract, intending to proceed to trial on only his claim under the New Jersey Conscientious Employee Protection Act.  However, the parties orally agreed to a confidential settlement in the amount of $1,050 and the Court cancelled the trial.  The parties have now executed a settlement agreement and will file a stipulation dismissing the lawsuit with prejudice once the settlement payment is issued. Accordingly, the Company accrued liability for the DeWelt matter in the amount of $1,050 at March 31, 2007.

From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of fiscal year 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(A) Market Information

On September 13, 2005, we moved the listing of our common stock from the American Stock Exchange to The Nasdaq Global Market. Our common stock, no par value, is now traded under the symbol NASDAQ: MEAS. The following table presents high and low sales prices of our common stock as reported on the NASDAQ or AMEX, as appropriate, for the periods indicated:

	HIGH	LOW
YEAR ENDED MARCH 31, 2007
Quarter ended June 30, 2006	$30.00	$22.27
Quarter ended September 30, 2006	23.21	17.75
Quarter ended December 31, 2006	24.28	18.09
Quarter ended March 31, 2007	24.50	19.01

YEAR ENDED MARCH 31, 2006
Quarter ended June 30, 2005	$24.15	$19.25
Quarter ended September 30, 2005	27.18	20.10
Quarter ended December 31, 2005	26.44	20.02
Quarter ended March 31, 2006	27.00	22.62

(B) Approximate Number of Holders of Common Stock

At May 31, 2007, there were approximately 2,475 shareholders of record of our common stock.

(C) Dividends

We have not declared cash dividends on our common equity. Additionally, the payment of dividends is prohibited under our credit agreement with General Electric Capital Corporation (“GECC” or “GE”). We intend to retain earnings to support our growth strategy and we do not anticipate paying cash dividends in the foreseeable future.

At present, there are no material restrictions on the ability of our Hong Kong or European subsidiaries to transfer funds to us in the form of cash dividends, loans, advances, or purchases of materials, products or services. Chinese laws and regulations, including currency exchange controls, restrict distribution and repatriation of dividends by our China subsidiary.

 (D) Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of this Annual Report on Form 10-K for information about our equity compensation plans.

(E) Performance Graph

The following graph compares our cumulative total stockholder return since March 31, 2002 with the Russell 2000 Index and SIC Code 3823 peer group index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100.00 on March 31, 2002.

	3/2002	3/2003	3/2004	3/2005	3/2006	3/2007

Measurement Specialties, Inc.	100.00	41.01	278.85	330.94	376.26	324.60
Russell 2000	100.00	73.04	119.66	126.13	158.73	168.11
SIC Code 3823	100.00	76.15	109.23	122.76	161.20	170.16

(F) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

(G) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	YEARS ENDED MARCH 31,
	2007	2006	2005	2004	2003
Results of operations:
Net sales	$200,250	$121,417	$92,268	$60,247	$52,326
Income (loss) from continuing operations	11,957	10,327	9,780	13,594	(14,657)
Net income (loss)	14,234	24,534	14,826	21,586	(9,097)

Per common share:
Earning (loss) from continuing operations:
Basic	$0.85	$0.75	$0.73	$1.10	$(1.23)
Diluted	0.83	0.72	0.69	0.97	(1.23)
Net Income (loss):
Basic	1.01	1.79	1.11	1.75	(0.76)
Diluted	0.99	1.71	1.05	1.54	(0.76)
Cash dividends declared	-	-	-	-	-

Financial Position at Year-End:
Total assets	$225,128	$152,424	$126,004	$77,000	$46,168
Long-term debt and revolver, net of current
maturities	59,571	16,794	18,928	-	2,000
Shareholders' equity	120,637	95,497	68,016	50,840	18,946

(1) Fiscal year 2003 and 2004 reflect $955, $1,219 and $506, respectively, of charges resulting from the restructuring of the business. Fiscal year 2003 and 2004 reflect $3,550 and $1,550, respectively, of charges taken as a result of a prior class action lawsuit and SEC investigation (See Note 15 to the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K). Fiscal year 2004 reflects the favorable impact of reversing $15,400 million tax valuation allowance for the deferred tax assets and a $6,483 charge for non-cash equity based compensation. In fiscal 2007, there was $1,275 in litigation settlement costs. Net income for fiscal years 2003, 2004, 2005, 2006 and 2007, includes income from discontinued operations of $5,560, $7,992, $5,046, $14,207 and $2,277, respectively.

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

Our fiscal year begins on April 1 and ends on March 31. References in this report to the year 2006 or fiscal 2006 refer to the 12-month period from April 1, 2005 through March 31, 2006 and references in this report to the year 2007 or fiscal 2007 refer to the 12-month period from April 1, 2006 through March 31, 2007.

OVERVIEW

The Company is a global leader in the design and manufacture of sensors and sensor-based systems for original equipment manufacturers and end users. The Company continues to expand the business at a relatively high rate through organic growth and through acquisitions. With the sale of our Consumer business effective December 1, 2005, the Company had one reportable segment during 2007 and 2006, formerly the Sensor Division. Accordingly, all comparisons in Management’s Discussion and Analysis for each of the fiscal periods ended March 31, 2007, 2006 and 2005 exclude the results of discontinued operations, except as otherwise noted.

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

The following table sets forth, for the periods indicated, certain items in our consolidated statements of income as a percentage of net sales:
	For the years ended March 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	56.3	53.4	49.0
Gross profit	43.7	46.6	51.0
Operating expenses:		-	-
Selling, general, and administrative	28.1	32.1	36.0
Non-cash equity based compensation (SFAS 123R)	1.4	-	-
Amortization of acquired intangibles	2.2	1.5	0.9
Litigation settlment expenses	0.6	-	-
Total operating expenses	32.3	33.6	36.9
Operating income	11.4	13.0	14.1
Interest expense, net	3.0	1.7	0.7
Other expense (income)	0.4	0.1	(0.1)
Income from continuing operations before minority interest and income taxes	7.8	11.2	13.5
Minority interest, net of income taxes	0.3	-	-
Income tax expense from continuing operations	1.6	2.7	2.9
Income from continuing operations	6.0	8.5	10.6
Discontinued operations:
Income from discontinued operations before income taxes	0.1	5.6	7.2
Income tax expense from discontinued operations	-	1.3	1.7
Income from discontinued operations, before gain	0.1	4.3	5.5
Gain on disposition of discontinued operations (net of income tax)	1.1	7.4	-
Income from discontinued operations	1.1	11.7	5.5
Net income	7.1%	20.2%	16.1%

EXECUTIVE SUMMARY

The Company has seen a significant amount of change over the last several years. In May 2002, we embarked upon an aggressive restructuring effort to improve the operating performance of the Company. A key component of this restructuring was the elimination of underutilized facilities to consolidate our operations in Shenzhen, China and Hampton, Virginia. In fiscal year 2004, the Company made the strategic decision to focus on aggressively growing the Sensor Division through acquisition and organic growth. To that end, the Company made eight acquisitions during fiscal 2005 and 2006, and two acquisitions in fiscal 2007 (the “Acquisitions”) (See Notes 2 and 5 to the Consolidated Financial Statements included in this Annual Report on Form 10-K). The results of operations of these Acquisitions are included in our consolidated statement of operations as of and since their respective dates of purchase. To finance the Acquisitions, we expanded our $35,000 credit facility to $75,000 (See Notes 5 and 8 to the Consolidated Financial Statements included in this Annual Report on Form 10-K). Having completed the restructuring and acquisitions, the Company is now a global sensor solutions company with a broad range of technologies and capabilities. Our focus remains on engineered solutions where we can use our engineering and manufacturing talent and depth of knowledge and experience in sensors to provide a complete solution to our customers, as well as “bundle” products together. We also have a substantial end user business for high quality “off the shelf” sensors and transducers used for test, instrumentation and process control. A key to our manufacturing strategy is leveraging the significant infrastructure we now have in Shenzhen, China. This infrastructure has enabled us to reduce costs and improve financial performance while continuing to provide our customers with low cost, highly reliable products.

GROWTH STRATEGY

Having divested the low-margin Consumer business, the Company is now wholly engaged in pursuing aggressive growth in the Sensor business, with an established goal of achieving annual revenues of $250,000 by the end of fiscal year 2009. From fiscal 2003 to fiscal 2007, the Company has grown annual revenues at a 40% Compound Annual Growth Rate (“CAGR”) through a combination of organic growth and acquisitions. To achieve our fiscal 2009 sales goal, the Company is targeting an average annual organic growth of 15%, which is consistent with historical demonstrated performance. The Company targets custom-engineered medium to high volume OEM applications for which the typical development cycle lasts from 6 to 24 months.

In addition to the Company’s traditional OEM business, the Company has a growing end user business as a result of recent acquisitions. Accelerometers, pressure transducers, linear variable differential transformers (LVDTs) and derivative linear displacement products made by the Company are all used by customers for applications in test and measurement, instrumentation and process control. These devices are packaged products (sense elements with amplification, compensation and sometimes value-added) which carry a higher average selling price. The Company is pursuing these sales through direct selling to high volume users, new distribution channels to small and medium volume users including private-label agreements with established brands and through e-commerce on its own website.

In addition to the organic growth, management still believes there is room on the balance sheet to support the leveraged acquisition of companies that can provide entry into new technologies, geographies and customer segments. The Company will continue to pursue acquisitions that make a good strategic fit without specific timetables for closure.

Work continues on integrating acquisitions for inherent synergies in sales and marketing, engineering and manufacturing. To improve the ownership and accountability on top-to-bottom results, the Company has recently organized the eight product families into four business “Groups”, with each Group having responsibility for sales, engineering, operations and customer service of their respective products. A Group Vice President has been assigned overall strategic and profit/loss responsibility for the particular Group, with finance/accounting, supply chain/information systems and strategic sourcing remaining functional, shared resources.

The organization of each Group, and associated Group VP is as follows:

•	PFG/Glen MacGibbon: Pressure/Force

•	PVG/Vic Chatigny: Position/Vibration/Piezo

•	TPG/Terence Monaghan: Temperature/Optical

•	HCG/Jean-Francois Allier: Humidity/Chemical/Gas

We have been finalizing and testing this structure in fourth fiscal quarter of 2007, and will officially operate under this organization in fiscal 2008.

Trends.

We are expecting to maintain our organic and overall growth rates in net sales to meet or exceed the forecasted annual revenues of $250,000 by the end of fiscal 2009. Additionally, sales and results of operations could be impacted by additional acquisitions, though there is no specific timetable for such transactions.

We anticipate our overall average gross margins for our Sensor business to stay within a range of approximately 42% to 44% in fiscal year 2008 as compared to gross margins of 43.7% and 46.6% for fiscal years 2007 and 2006, respectively.

There are several factors impacting margins, including sales growth strategies, product sales mix, exchange rates and our overall cost structure. The sensors market is highly fragmented with hundreds of niche players. While the worldwide sensors market that we serve is expected to have a 5%-7% CAGR, we expect to gain share and grow our Sensor business through our willingness to customize, broad technology portfolio and through our cost competitive structure. As a result of this growth strategy, we anticipate pursuing larger programs that may carry lower gross margins than our historical business, which could influence our overall sensor gross margins. The growth of our automotive applications would be an example of such a business. The continued appreciation of the Chinese renminbi (“RMB”) relative to the U.S. dollar has resulted in lower margins since a large portion of our products is manufactured in our China facility, where a large volume of our costs are denominated in RMB but sold in U.S. dollars. Similarly, depreciation of the Euro relative to the dollar could create similar pressure on gross margins on products sold in Europe. The Company continually monitors costs and pursues various cost control measures and sales initiatives to improve margins to offset increases to the aforementioned items impacting our margins.

While we expect gross margin to slowly decline as compared to previous years, we expect operating margin to improve as a result of improved Selling, General and Administrative expenses (i.e., “SGA” leverage). SGA as a percent of net sales have declined to 28.1% in fiscal 2007, as compared to 32.1% and 36.1% in fiscal 2006 and 2005, respectively. It is through this leverage of operating expenses that we expect to realize improved overall operating margin.

Certain expenses are expected to increase, including income taxes, applications engineering and development expenses and compensation expense associated with our variable compensation plan, which are anticipated to be partially offset by decreases in amortization of acquired intangible assets and interest expense. The decrease in income tax expense is primarily a function of a lower overall effective tax rate due to a larger portion of anticipated earnings to taxing jurisdictions with lower tax rates and the recently announced increase in the China tax rate from 10% to 15% effective January 2008. The impact of the increase in the China tax rate during the year ended March 31, 2007 resulted in a decrease in income tax of approximately $187 due to the calculation of the deferred tax assets at the higher rate. The increased applications engineering and development costs reflect the Company’s continued focus on developing new innovative products through internal research and development, and certain identified programs which are forecasted to result in higher expenses in 2008 prior to generating sales revenue. Under the previous profit sharing incentive plan, the Company did not make any accruals during the first half of fiscal 2007; however, with modifications to the plan, the Company accrued certain amounts during the second half of fiscal 2007, and such accruals are expected to continue throughout 2008. We expect modest declines in amortization of acquired intangibles and interest expense in future quarters as compared to the previous quarters. The Company’s operations are expected to support these higher costs and generate sufficient cash flows to both service and reduce our debt.

Foreign currency exchange gains and losses will impact the financial results of the Company due to changes in foreign currency exchange rates relative to the US dollar, especially with the RMB and Euro, which are likely to continue to fluctuate. The Company has implemented certain risk management and hedging strategies and the Company closely monitors exchange rates, but there is no assurance that such financial impact will be mitigated.

The Company currently manufactures from a leased facility in China. In order to, among other things, control costs and to provide reliable and adequate capacity, the Company is in the process of building a factory in China to replace the current leased facility. The overall cost of the factory is expected to be in the range of $10,000 to $12,000 and should be constructed over the next year. In connection with the construction of the new facility, on March 1, 2006, the Company entered into a definitive 50 year lease agreement for land in Shenzhen, Guang Dong Province, China for a total cost of approximately $530. The Company broke ground and began construction in March 2007. The Company plans to finance the new facility through a combination of sources, including cash generated from operations and through additional borrowings.

Please refer to Item 1. Business in this Annual Report on Form 10-K for additional details regarding the basis of the trends described above.

Establishment of Offshore Holding Companies. In the quarter ended June 30, 2004, the Company reorganized its Asian operations under an offshore holding company, Kenabell Holding Limited, a British Virgin Island Company (“Kenabell Holding BVI”). As part of the reorganization, a new entity was formed under Kenabell Holding BVI in the Cayman Islands, Measurement Limited (“ML Cayman”). A significant portion of the Consumer business in Asia was transferred into ML Cayman during the quarter ended June 30, 2004. These holding companies were formed as part of a foreign tax planning restructuring, and to facilitate the sale of assets of our Consumer Products business. Accordingly, the gain on sale of the Consumer business was effectively not taxed, since Kenabell Holdings BVI did not conduct business directly in Hong Kong.

Measurement Specialties Sensors (Asia) Limited (formerly named Measurement Limited, organized in Hong Kong) owns all of the shares of Measurement Specialties Sensors (China) Ltd. (formerly named Jingliang Electronics (Shenzhen) Co. Ltd, organized in the Peoples Republic of China). Kenabell Holding BVI owns all of the shares of MSI Sensors (Asia) Limited and ML Cayman was subsequently sold to Fervent Group Limited effective December 1, 2005.

In the quarter ended March 31, 2005, as part of a foreign tax planning restructuring, the Company completed the reorganization of its European subsidiaries, which includes Entran SA and Humirel SA. This reorganization involved transferring ownership of these subsidiaries to a Cyprus holding company under Kenabell Holding BVI, named Acalon Holding Limited. In conjunction with this reorganization, the ownership of Kenabell Holding BVI was also transferred to Measurement Specialties Foreign Holdings Corporation, a Delaware corporation. All the companies are included in the consolidated financial statements of the group.

As of September 1, 2006, pursuant to a restructuring of certain of the Company’s European operations, the Company established two new entities: MEAS Europe SAS and its wholly-owned subsidiary MEAS France SAS. MEAS France SAS is the primary French holding company and is the result of the consolidating and merging of the operations of Entran, Humirel, and ATEX. The reorganization was effected to facilitate improved statutory reporting.

The Company executed a restructuring of BetaTHERM Ireland Limited (“BetaTHERM Ireland”) during the quarter ended March 31, 2007, whereby the ownership of BetaTHERM’s U.S. operation was transferred to Measurement Specialties, Inc. from BetaTHERM Ireland. This reorganization was part of the acquisition, a requirement under our credit facility and provided a more efficient organizational structure for operational and tax purposes

CHANGES IN OUR BUSINESS

DISCONTINUED OPERATIONS:

Effective December 1, 2005, we completed the sale of the Consumer segment to Fervent Group Limited (FGL), including its Cayman Island subsidiary, ML Cayman. FGL is a company controlled by the owners of River Display Limited (RDL), our long time partner and primary supplier of consumer products in Shenzhen, China. Accordingly, the related financial statements for the Consumer segment are reported as discontinued operations.

All comparisons in Management’s Discussion and Analysis for consolidated statements of operations and consolidated statements of cash flows for each of the fiscal years ended March 31, 2007, 2006 and 2005, and consolidated balance sheets as of March 31, 2007 and 2006, exclude the results of these discontinued operations except as otherwise noted.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (Revised 2004), Share-Based Payment. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements, rather than disclosed in the footnotes to the financial statements. Effective April 1, 2006, the Company adopted SFAS No. 123R using the modified-prospective transition method as disclosed in Notes 1 and 15 to the consolidated financial statements include in the Annual Report on Form 10-K.

On November 24, 2004, the FASB issued SFAS No. 151, Inventory Cost - An Amendment of ARB No. 43, Chapter 4. This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between generally accepted accounting principles (“GAAP”) in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The adoption of SFAS No. 151 did not have a material effect the Company’s financial position or results of operations.

Effective April 1, 2006, the Company adopted disclosure requirements of Emerging Issues Task Force (“EITF”) Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement, for tax receipts on the face of their income statements. The scope of this guidance includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. The Company has historically presented such taxes on a net basis in net sales.

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

On September 13, 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) Topic No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how a registrant should evaluate whether an error in its financial statements is material. The SEC staff concluded in SAB 108 that materiality should be evaluated using both the “rollover” and “iron curtain” methods. Registrants are required to comply with the guidance in SAB 108 in financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s financial position or results of operations.

Recently Issued Accounting Pronouncements:

In September 2006, the FASB issued No. 157, Fair Value Measurements . This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

Currently, over 40 accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. Prior to SFAS 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-market value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data.

Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity's own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently quantifying the impact of SFAS No. 157.

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

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The Company is in the process of assessing the impact of adopting FIN 48, but based on preliminary procedures, the Company does not expect the adoption of FIN 48 to have a material impact on its results of operations and financial condition.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. The following accounting policies involve “critical accounting estimates” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.

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

On January 30, 2004, Conair Corporation purchased certain assets of the Company’s Thinner® branded bathroom and kitchen scale business, including worldwide rights to the Thinner® brand name and exclusive rights to the Thinner® designs in North America. The Company has accounted for the sale of this business under the guidance of EITF 00-21. As a significant portion of the proceeds from the sale was in fact an up-front payment for future lost margins, the majority of the gain on sale has been deferred and was amortized into revenues in future periods over the estimated remaining lives for those products sold to Conair. (See Note 6 to the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K for a discussion of the sale of the business to Conair).

ACCOUNTS RECEIVABLE:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The majority of the Company’s accounts receivable is due from manufacturers of electronic, automotive, military and industrial products. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers net of allowances for doubtful accounts and other sales allowances. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company reviews its allowance for doubtful accounts quarterly. Actual uncollectible accounts could exceed the Company’s estimates and changes to its estimates will be accounted for in the period of change. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Products that have existed in inventory for one calendar year with no usage and that have no current demand or no expected demand, will be considered obsolete and reserved. Obsolete inventory approved for disposal is written-off against the reserve. Furthermore, consideration is given to ultimate circumstances when recording inventory reserves and the disposal of inventory considered obsolete. Market conditions surrounding products are also considered periodically to determine if there are any net realizable valuation matters, which would require a write-down of any related inventories. If market or technological conditions change, it may result in additional inventory reserves and write-downs, which would be accounted for in the period of change. The level of inventory reserves reflects the nature of the industry whereby technological and other changes, such as customer buying requirements, result in impairment of inventory.

GOODWILL IMPAIRMENT:

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. As of March 31, 2007, the Company has tested its goodwill for impairment under the provisions of SFAS No. 142, and no impairment charges were deemed necessary. See Note 1 to the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K for further discussion of the impact of SFAS No. 142 on the Company’s financial position and results of operations.

Per SFAS No. 142, management assesses goodwill for impairment at the reporting unit level on an annual basis at fiscal year end or more frequently under certain circumstances. The goodwill impairment test is a two step test. Under the first step, the fair value of the reporting unit is compared to its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit, and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

In evaluating goodwill for impairment, the fair value of the Company’s reporting unit exceeded its carrying value in the fiscal years ended March 31, 2007, 2006 and 2005, and accordingly, there was no impairment of the Company’s goodwill.

ACQUISITIONS:

Acquisitions are recorded as of the purchase date, and are included in the consolidated financial statements from the date of acquisition. In all acquisitions, the purchase price of the acquired business is allocated to the assets acquired and liabilities assumed at their fair values on the date of the acquisition. The fair values of these items are based upon management’s best estimates. Certain of the acquired assets are intangible in nature, including customer relationships, patented and proprietary technology, covenants not to compete, trade names and order backlog, which are stated at purchase date fair value less accumulated amortization. Amortization is computed by the straight-line method over the estimated useful lives of the assets. The excess purchase price over the amounts allocated to the assets is recorded as goodwill. All such valuation methodologies, including the determination of subsequent amortization periods, involve significant judgments and estimates. Different assumptions and subsequent actual events could yield materially different results.

Purchased intangibles and goodwill are usually not deductible for tax purposes with stock acquisitions. However, purchase accounting requires for the establishment of deferred tax liabilities on purchased intangible assets (excluding goodwill) to the extent the carrying value for the financial reporting exceeds the tax basis.

LONG LIVED ASSETS:

The Company accounts for the impairment of long-lived assets and purchased intangible assets subject to amortization in accordance with SFAS No. 144, ‘Accounting for the Impairment of Disposal or Long-Lived Assets’. Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets.

Management assesses the recoverability of long-lived assets whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review:

• Significant underperformance relative to expected historical or projected future operating results;

• Significant negative industry or economic trends;

• Significant decline in stock price for a sustained period; and

• A change in market capitalization relative to net book value.

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

This process was completed in the fiscal years ended March 31, 2007, 2006 and 2005 for asset values as of these respective dates. According to the guidelines established under SFAS 144, there was no impairment.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS:

The functional currency of the Company’s foreign operations is the applicable local currency. The foreign subsidiaries’ assets and liabilities are translated into United States dollars using exchange rates in effect at the balance sheet date and their operations are translated using the average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of other comprehensive income (loss). Accumulated comprehensive income (loss) consists of net income for the period and the cumulative impact of unrealized foreign currency translation adjustments.

The Company is subject to foreign exchange risk for foreign currency denominated transactions, such as receivables and payables. Foreign currency transaction gains and losses are recorded in other income and expenses in the Company’s consolidated statements of operations.

INCOME TAXES:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Realization of a deferred tax asset is dependent on generating future taxable income, which is reviewed annually. The Company evaluates all positive and negative evidence in evaluating whether a valuation allowance is required. Consideration of current and expected results of the Company, as well as the status of litigation, indicated that a valuation allowance is not needed. (See Notes 12 and 15 to the Consolidated Financial Statements of the Company in this Annual Report on Form 10-K for a discussion regarding income taxes and the status of the Company’s litigation.) The Company annually evaluates positive and negative evidence in determining whether a valuation allowance on deferred tax assets is required. This evaluation is primarily based upon projected future earnings and various tax strategies.

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

WARRANTY RESERVE:

The Company’s sensor products generally are marketed to end users under warranties of up to one year. Factors affecting the Company’s warranty liability include the number of products sold and historical and anticipated rates of claims and cost per claim. The Company provides for estimated product warranty obligations at the time of sale, based on its historical warranty claims experience and assumptions about future warranty claims. This estimate is susceptible to changes in the near term based on introductions of new products, product quality improvements and changes in end user application and/or behavior.

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

STOCK BASED COMPENSATION:

The Company has three active share-based compensation plans, which are more fully described in Note 15 to the Consolidated Financial Statements of the Company in this Annual Report on Form 10-K. Prior to fiscal 2007, the Company applied the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognized no compensation expense for stock option grants to employees. There was no employee compensation expense recognized in the income from continuing operations in fiscal 2006 and 2005 as a result of options issued to employees.

Effective April 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, utilizing the modified prospective approach. This statement replaces SFAS 123, Accounting for Stock-Based Compensation and supersedes APB 25. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding and not vested on April 1, 2006, as well as those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the year ended March 31, 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value using the Black-Scholes option pricing model in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

The Company receives a tax deduction for certain stock options and stock option exercises during the period the options are exercised, generally for the excess of the fair value of the stock over the exercise price of the options at the exercise date. Prior to adoption of SFAS 123R, the Company reported all tax benefits resulting from the award of equity instruments as operating cash flows in its consolidated statements of cash flows. In accordance with SFAS 123R, the Company is required to report excess tax benefits from the award of equity instruments as financing cash flows. Since the Company is currently in a net operating loss carry-forward position, the Company applies the tax-law-ordering approach, whereby the tax benefits are considered realized for current-year exercises of share-based compensation awards. These amounts are considered realized because such deductions offset taxable income on the Company’s tax return, thereby reducing the amount of income subject to tax. The current-year stock compensation deduction is used to offset taxable income before the NOL carry-forwards because all current-year deductions take priority over NOL carry-forwards. When the tax deduction exceeds the compensation expense, the tax benefit associated with any excess deduction is considered an excess tax benefit, or “windfall”. The windfall portion of the share-based compensation deduction reduces income tax payable and is credited to additional paid-in capital (“APIC”). The windfall credited to APIC increases the Company’s APIC pool available to offset future tax deficiencies (“shortfalls”). Shortfalls are the amount the compensation expense exceeds the tax deduction.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 2007 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2006 (in thousands, except percentages)

ANALYSIS OF CONSOLIDATED STATEMENT OF OPERATIONS

	For the years ended Mar 31,			Percent
(Amounts in thousands, except per share amounts )	2007	2006	Change	Change
Net sales	$200,250	$121,417	$78,833	64.9%
Cost of goods sold	112,803	64,791	48,012	74.1%
Gross profit	87,447	56,626	30,821	54.4%
Operating expenses:
Selling, general, and administrative	56,346	39,075	17,271	44.2%
Non-cash equity based compensation (SFAS 123R)	2,887	-	2,887	100.0%
Amortization of acquired intangibles	4,464	1,767	2,697	152.6%
Litigation settlment expenses	1,275	-	1,275	100.0%
Total operating expenses	64,972	40,842	24,130	59.1%
Operating income	22,475	15,784	6,691	42.4%
Interest expense, net	6,106	2,066	4,040	195.5%
Other expense (income)	761	167	594	355.7%
Income from continuing operations before minority interest and income taxes	15,608	13,551	2,057	15.2%
Minority interest, net of income taxes	524		524	100.0%
Income tax expense from continuing operations	3,127	3,224	(97)	-3.0%
Income from continuing operations	11,957	10,327	1,630	15.8%
Discontinued operations:
Income from discontinued operations before income taxes	115	6,695	(6,580)	-98.3%
Income tax expense from discontinued operations	(6)	1,527	(1,533)	-100.4%
Income from discontinued operations, before gain	121	5,168	(5,047)	-97.7%
Gain on disposition of discontinued operations (net of income taxes)	2,156	9,039	(6,883)	-76.1%
Income from discontinued operations	2,277	14,207	(11,930)	-84.0%
Net income	14,234	24,534	$(10,300)	-42.0%

Net Sales. Consolidated net sales hit a record annual level in fiscal 2007, and increased $78,833 or 64.9% from $121,417 to $200,250. Net sales from 2007 and 2006 Acquisitions totaled $60,771, and organic net sales increased $21,969 or 18.7%, defined as “organic growth”.

The strong organic growth for the year was primarily the result of growth in sales with our largest customer, Sensata, as well as higher sales in the piezo panels, force, optical, humidity and vibration product lines. Growth with Sensata was primarily a result of their continued penetration of sensors used in Electronic Stability Control (ESC) systems and direct gas injection applications, as well as the introduction of force sensors used in occupant weight sensing, all of which utilize the Company’s proprietary Micro-fused technology. We enjoyed strong growth in our Humidity products, largely as a result of continued penetration of windshield fogging prevention applications, as well as diesel engine management applications for heavy truck and off-road equipment. Growth in our Piezo/Panels product line was primarily due to strong sales of sensors used in medical applications and computer/business equipment products as compared to last year, as well as strong sales of our recently introduced penetration panels used in security applications and our piezo-based traffic sensors. Optical sales increased reflecting higher order demand and broader adoption by a number of medical end-use customers. Growth in our Vibration products reflected our continued success with our newly introduced line of accelerometers targeting the automotive crash test market and vibration monitoring applications. Finally, with the sale of the Consumer business, the sale of our load cells for consumer scale applications are now included in our third party sensor sales, boosting sales for our Force products.

Overall, we expect net sales to continue to grow based on our sales growth strategies with high volume sensor business, and organic growth with new and existing products.

Gross Margin.  Overall, gross margin (gross profit as a percent of net sales) decreased to 43.7% for the fiscal year ended March 31, 2007 from 46.6% for the fiscal year ended March 31, 2006.

The decline in margin is primarily due to sales mix, resulting from, among other things, higher sales with our largest customer, Sensata, which serves the automotive market and carries lower gross margin than our average, as well as increased optical sales which also carry a lower gross margin. Additionally, we have moved selected low volume, high pressure and/or difficult to manufacture oil-filled products from our China operation to the Fremont operation which has decreased the gross margin in the pressure line, but should result in improved service to our customers. The change in exchange rate of the RMB relative to the US dollar, along with increased commodity costs, also negatively impacted margins.

On an ongoing basis our gross margin for Sensors will fluctuate due to product mix, sales volume, raw material costs, foreign currency exchange rates and other such factors. The increases in costs should be partially offset by sales growth in OEM platforms for automotive and in medical applications, increased prices and improved supply chain dynamics. Overall, margins are expected to remain within a range 42% to 44% next fiscal year.

Operating Expense.   Operating expenses increased $24,130 from $40,842 to $64,972. As a percent of net sales, operating expense declined to 32.4% from 33.6%. Approximately $14,294 of the $24,130 increase was associated with companies acquired in fiscal 2006 or 2007, as well as the increase in stock-based compensation expense of $2,887 with the adoption of SFAS 123R, $2,697 increase in amortization of acquired intangible assets, approximately $1,600 of compensation expense under the incentive compensation plan and $1,275 in costs associated with the settlement of legal matters.

Selling, General and Administrative.   Selling, general and administrative (“SG&A”) expenses, which includes application and development engineering expense, increased $17,271 to $56,346 in fiscal 2007 from $39,075 in fiscal 2006. As a percent of net sales, SG&A decreased from 32.1% to 28.1% of net sales. Approximately $14,534 of the increase in SG&A reflects the impact of SG&A due to acquired companies. The majority of the remaining increase is associated with the approximately $1,600 incentive compensation expense in fiscal 2007.

Litigation Settlement Expenses. At March 31, 2007, the Company accrued $1,275 in litigation settlement expenses associated with the settlement of the DeWelt and Samuel litigation (See Note 15 to the Consolidated Financial Statements included in this Annual Report filed on Form 10-K). Additionally, the Company incurred approximately $200 in legal fees during 2007 specifically associated with these two matters which are included in SG&A expenses and not included in the litigation settlement expenses.

Amortization of Acquired Intangibles.   The $2,697 increase in amortization of acquired intangibles subject to amortization to $4,464 for the year ended March 31, 2007, directly relates to the increase in acquired intangible assets and the timing of the Acquisitions. Effective April 1, 2006, the Company purchased YSI Temperature and BetaTHERM, and approximately $10,751 in acquired intangible assets were assigned as part of these two acquisitions. The amortization of intangibles for 2007 represents a full year of amortization. Acquisitions in fiscal 2006 were effective at different dates and at the end of fiscal 2006, and the prior year amortization was lower because it did not represent a full twelve months of amortization of acquired intangible assets.

Interest Expense, Net.   The $4,040 increase in interest expense to $6,106 for the year ended March 31, 2007 is primarily attributed to the increase in average debt outstanding. Overall, average borrowings during fiscal 2007 increased to $67,407 from $20,213 for fiscal 2006. Average interest rates decreased to 8.40% from 9.45%. The increase in debt was due to the Acquisitions.

Other Expense/Income, Net. Other expense increased to $761 for the year ended March 31, 2007 from $167 for the same period last year. The fluctuation is mainly attributed to the increase in foreign currency exchange losses of approximately $767 during fiscal 2007, as compared to $300 the prior year, which was mostly due to the change in the RMB exchange rate relative to the US dollar.

Income Taxes.   Our overall effective tax rate from continuing operations was approximately 20.7% during the year ended March 31, 2007, as compared to 23.8% last year. The overall decrease in the effective income tax rate reflects certain adjustments recorded during the prior year increasing income tax expenses and a higher portion of taxable income earned during the current fiscal year in tax jurisdictions with lower tax rates. During the second quarter of fiscal 2006, the Company recorded a $680 adjustment, which increased income tax expense, to revalue U.S. net deferred tax assets based on a lower estimated U.S. effective tax rate resulting from larger apportionment to a state with a lower tax rate. The impact of the adjustments recorded during the prior year increased the overall tax rate by 5 points.

The Company’s overall effective rate in 2007 was impacted by a higher portion of taxable income earned in tax jurisdictions with lower tax rates. The statutory tax rates for trading operations in China and Ireland are 10% and 12%, respectively. Additionally, there was a decrease in profitability in the U.S., which carries a higher tax rate, with the added operating expenses associated with the implementation of SFAS 123R, litigation settlement charges and higher interest expense. More than offsetting the impact of the jurisdictions with lower tax rates, the Company accrued an additional $620 in income tax expense during the quarter ended March 31, 2007 in conjunction with the finalization of the BetaTHERM reorganization in the fourth quarter, and the evaluation of the final structure and tax elections.

Due to, among other things, the volume of manufacturing in the U.S. and our net operating loss carry-forwards, we do not expect the American Jobs Creation Act of 2004 to have an immediate or significant impact on our effective tax rates.

Discontinued Operations. As part of the sale agreement of the Consumer Products segment to Fervent Group Limited (FGL), the Company could have earned an additional $5,000 if certain performance criteria (sales and margin targets) were met within the first year. At December 31, 2006, the Company recorded $2,156 of the earn-out, because a portion of the earn-out targets were met. This amount is net of imputed interest, payable over eight quarters, reported in the consolidated statements of operations as the gain on disposition of discontinued operations, and the related receivable is included in the condensed consolidated balance sheets as current and non-current portions of promissory note receivable. Cash flows from discontinued operations are reported separately in the statement of cash flows, and the absence of cash flows from discontinued operations is not expected to have a material adverse affect on the future liquidity and capital resources of the Company.

FISCAL YEAR ENDED MARCH 31, 2006 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2005
(in thousands, except percentages)

ANALYSIS OF CONSOLIDATED STATEMENT OF OPERATIONS:

				Percent
(Amounts in thousands)	2006	2005	Change	Change
Net sales	$121,417	$92,268	$29,149	31.6%
Cost of goods sold	64,791	45,226	19,565	43.3%
Gross profit	56,626	47,042	9,584	20.4%
Operating expenses:
Selling, general, and administrative	39,075	33,253	5,822	17.5%
Amortization of acquired intangibles	1,767	774	993	128.3%
Total operating expenses	40,842	34,027	6,815	20.0%
Operating income	15,784	13,015	2,769	21.3%
Interest expense, net	2,066	637	1,429	224.3%
Foreign currency exchange and other expense (income)	167	(90)	257	-285.6%
Income from continuing operations before minority interest and income taxes	13,551	12,468	1,083	8.7%
Minority interest, net of income taxes
Income tax expense from continuing operations	3,224	2,688	536	19.9%
Income from continuing operations	10,327	9,780	547	5.6%
Discontinued operations:
Income from discontinued operations before income taxes	6,695	6,608	87	1.3%
Income tax expense from discontinued operations	1,527	1,562	(35)	-2.2%
Income from discontinued operations, before gain	5,168	5,046	122	2.4%
Gain on disposition of discontinued operations (net of income tax)	9,039	-	9,039	-
Income from discontinued operations	14,207	5,046	9,161	181.5%
Net income	24,534	14,826	9,708	65.5%

The consolidated financial statements for the fiscal years ended March 31, 2006 and 2005 include the results of the continuing operations of the Company. The Company sold the Consumer business effective December 1, 2005, and accordingly, the Consumer business is classified as discontinued operations in the consolidated financial results for all periods presented.

Net Sales. Net sales for 2006 increased $29,149 or 31.6% from $92,268 to $121,417. Net sales from fiscal 2005 and fiscal 2006 acquisitions totaled $18,078 and $34,789, respectively, and organic net sales increased $12,438, or 16.8%. The increase in net sales in the fiscal year ended March 31, 2006 is primarily the result of increased demand in our pressure, force, humidity, Piezo Film and traffic sensor product lines.   Contributing significantly to the growth of pressure and humidity lines was continued expansion of existing and new platforms in automotive and off-road vehicles.  The Company’s pressure products were also capturing increasing market share in medical applications.  Piezo Film growth was occurring in the consumer goods applications and in anti-tamper devices used in encryption security and in automatic teller machines (“ATMs”).

Gross Margin.  Overall, gross margin decreased to 46.6% for the fiscal year ended March 31, 2006 from 51.0% for the fiscal year ended March 31, 2005. Gross margin as a percent of net sales for our base Sensor business (which excludes the effects of Acquisitions in 2006 and 2005) decreased to 51.5% for the fiscal year ended March 31, 2006 from 53.4% for the fiscal year ended March 31, 2005. The decline in our overall margins and margins of our traditional Sensor business was due to several factors, including Acquisitions and a shift in sales to products with lower margins and reductions in pricing to secure a higher volume of business, as well as the impact of the appreciation of the RMB.

Operating Expense.   Operating expenses in 2006 increased $6,815 or 20.0% from $34,027 to $40,842 primarily as a result of the Acquisitions. As a percent of net sales, operating expense declined to 33.6% from 36.9%. Approximately $1,965 of the $6,815 increase was associated with companies acquired in fiscal 2006, as well as the increase in wages to support the increase in sales.

Selling, General and Administrative.   SG&A expenses increased $5,822 or 17.5% from $33,253 in fiscal 2005 to $39,075 in fiscal 2006. The increase in SG&A costs mainly reflect the impact of the Acquisitions and related integration costs, and additional sales and engineering staff to support higher sales. As a percentage of net sales, SG&A costs actually declined from 36.1% to 32.2%, reflecting net sales increasing at a higher rate than costs, improved leverage by consolidating operations, and various cost control measures, including lower employee profit sharing and lower professional fees. The prior year’s professional fees were higher than normal primarily because of the costs associated with the initial implementation of Sarbanes-Oxley requirements.

Amortization of Acquired Intangibles.   The $993 increase in amortization of acquired intangibles subject to amortization to $1,767 for the year ended March 31, 2006 directly relates to the Acquisitions and the timing of the Acquisitions. The amortization for 2006 represents a full year of amortization for the intangibles from the Acquisitions occurring in fiscal 2005, since the Acquisitions were effective at different dates throughout 2005. The prior year amortization does not represent a full twelve months of amortization.

Interest Expense, Net.   The $1,429 increase in interest expense to $2,066 for the year ended March 31, 2006 is primarily attributable to the increase in average debt outstanding and an increase in interest rates. Overall, average borrowings during fiscal 2006 increased to $20,213 from $8,455 for fiscal 2005. Average interest rates increased to 9.45% from 7.26%. The increase in debt was due to the Acquisitions.

Other Expense/Income, Net. Other expense/income fluctuated to an expense of $167 for the year ended March 31, 2006 from income of $90 for the prior fiscal year. The fluctuation to an expense from income is mainly attributed to the foreign currency exchange loss of approximately $300 incurred during fiscal 2006, which was mainly due to the change in the RMB rate relative to the US dollar.

Income Taxes.   Our overall effective tax rate from continuing operations was approximately 23.8% during the year ended March 31, 2006. Partially offsetting the impact of the of the adjustments noted below which increased income tax expense and our overall tax rate, the shift in earnings before taxes to jurisdictions with lower tax rates contributed to lowering our tax rate.

There was an adjustment of approximately $680 during 2006 that increased income tax expenses. This adjustment was the revaluation of the related U.S. net deferred tax assets based on a lower estimated effective U.S. tax rate. The lower overall U.S. effective tax rate was the result of a larger apportionment to a state with a lower tax rate, which was mainly due to centralizing the Company’s principal headquarters and much of the manufacturing operations in the U.S. to Hampton, Virginia from New Jersey. As a result of this change in apportionment, the effective tax rate in the United States decreased from 40% to approximately 37%.

The shift in earnings can be attributed to, among other things, the changes in our business with the sale of the Consumer business and the impact of the acquisitions during the two prior years, specifically with regard to the amortization of acquired intangibles and higher interest expense.

Discontinued Operations.   The income from discontinued operations for the fiscal year ended March 31, 2006 consists of the gain from the sale of the Consumer business and the income from the Consumer business prior to the sale. Aside from this gain, income from discontinued operations was relatively flat year over year, reflecting slightly higher income in fiscal 2006. The higher income in fiscal 2006 is the result of higher bathroom scale sales.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital for continuing operations (accounts receivable plus inventory less accounts payable) increased by $21,120 from $33,143 as of March 31, 2006 to $54,263 as of March 31, 2007. As a percent of net sales, operating working capital decreased slightly to 27.1% at March 31, 2007 from 27.3% at March 31, 2006. The overall increase in operating working capital was attributable to the increase in accounts receivable of $15,393 from $19,381 at March 31, 2006 to $34,774 at March 31, 2007, an increase in inventory of $12,132 from $25,099 at March 31, 2006 to $37,231 at March 31, 2007, and slightly offset by the $6,405 increase in accounts payable from $11,337 at March 31, 2006 to $17,742 at March 31, 2007. The increases in the respective balance sheet accounts, including accounts receivable, inventory and accounts payable, are due mainly to the Acquisitions, as well as to support increased sales. The Company acquired operating working capital of $7,865 effective April 1, 2006 with the purchase of BetaTHERM and YSI Temperature.

Cash provided from operating activities was $13,974 for the year ended March 31, 2007, as compared to $11,726 provided for the fiscal year ended March 31, 2006. The $2,248 increase in cash provided by operations is mainly due to the increase in income from continuing operations. The total of all adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations was a net use of cash of $2,017 for the year ended March 31, 2007, representing the uses of cash from such items as increases in receivables and inventories, which were mostly offset by the net cash provided from such items as increases in trade payables and the adjustments for depreciation and non-cash equity compensation.

Net cash used in investing activities was $53,002 for the year ended March 31, 2007 as compared to $14,730 relative to the corresponding period last year. The increase in net cash used in investing activities is primarily due to the acquisitions of YSI Temperature and BetaTHERM, which were much larger acquisitions than HLP and ATEX during the prior year. In addition, capital spending decreased to $7,305 for the year ended March 31, 2007 from $8,011 for the twelve months ended March 31, 2006.

Financing activities for the year ended March 31, 2007 provided $35,022 of net cash mainly reflecting the net proceeds from the amended and expanded credit facilities and short-term debt.

Long-term Debt

To support the financing of the acquisitions of YSI Temperature and BetaTherm (See Note 5 to the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K), effective April 1, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Facility”) with GECC which, among other things, increased the Company’s existing credit facility from $35,000 to $75,000 and lowered the applicable LIBOR or Index Margin from 4.50% and 2.75%, respectively, to LIBOR and Index Margins of 2.75% and 1%, respectively. The term portion of the Amended Credit Facility totaled $20,000, and the revolver totaled $55,000. Interest accrues on the principal amount of the borrowings at a rate based on either LIBOR plus a LIBOR margin or, at the election of the borrower, at an Index Rate (prime based rate) plus an Index Margin. Beginning on September 30, 2006, the applicable margins may be adjusted quarterly on a prospective basis based on a change in specified financial ratios. The term loan is payable in $500 quarterly installments plus interest beginning June 1, 2006 through March 1, 2011, with a final payment of $10,500 payable on April 3, 2011. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, annual capital expenditures, and other related items. The availability of the revolving credit facility is not based on any borrowing base requirements, but borrowings may be limited by certain financial covenants. The Company has provided a security interest in substantially all of the Company’s U.S. based assets as collateral for the Amended Credit Facility. At March 31, 2007, the Company was in compliance with applicable financial covenants.

As of March 31, 2007, the Company utilized the LIBOR based rate for approximately $54,000, and the balance utilized the Index based rate. The interest rate applicable to borrowings under the revolving credit facility was approximately 8.1% at March 31, 2007. As of March 31, 2007, the outstanding borrowings on the revolver, which is classified as long-term debt, were $42,010, and the Company had the right to borrow an additional $12,990 under the revolving credit facility. Commitment fees on the unused balance were equal to .375% per annum of the average amount of unused balances.

Promissory Notes

In connection with the acquisition of Elekon Industries USA, Inc. (See Note 5 to the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K), the Company issued unsecured Promissory Notes (the Notes) totaling $3,000, of which $100 and $1,100 were outstanding at March 31, 2007 and 2006, respectively. At March 31, 2007 and 2006, $100 and $1,000, respectively, were considered current. The Notes amortize over a period of three years, are payable quarterly and bear interest at 6%.

Other Short-Term Debt

In connection with the acquisition of Entran, Humirel, HLP, and ATEX, the Company assumed outstanding short-term borrowings. At March 31, 2006, $277 of this assumed short-term borrowing was outstanding and was included in short-term debt in the accompanying consolidated balance sheets, and these amounts were paid during 2007. Additionally, the Company had $3,500 in short-term debt at March 31, 2006, which was refinanced by the revolver during 2007.

Liquidity. At March 31, 2007, we had approximately $7,709 of available cash and $12,990 of borrowing capacity under our amended revolving credit facility. This cash balance includes cash of $8,656 in China which is subject to certain restrictions on the transfer to another country because of currency control regulations. We believe the Company’s financial position and ability to generate cash will be sufficient to meet funding of day-to-day and material short and long-term commitments for the foreseeable future.

OTHER COMPREHENSIVE INCOME

Comprehensive income consists of net income for the period and the impact of unrealized foreign currency translation adjustments. The increase in other comprehensive income from the changes in the exchange rates is primarily due to the changes in the value of the US dollar relative to the Euro and RMB.

DIVIDENDS

We have not declared cash dividends on our common equity. The payment of dividends is prohibited under the Amended Credit Facility. We may, in the future, declare dividends under certain circumstances.

At present, there are no material restrictions on the ability of our Hong Kong and European subsidiaries to transfer funds to us in the form of cash dividends, loans, advances, or purchases of materials, products, or services. Chinese laws and regulations, including currency exchange controls, restrict distribution and repatriation of dividends by our China subsidiary.

SEASONALITY

Sales of our products are not seasonal.

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

AGGREGATE CONTRACTUAL OBLIGATIONS

As of March 31, 2007, the Company’s contractual obligations, including payments due by period, are as follows:

Contractual Obligations

	Payment due by period
	2008	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt obligations	$2,853	$3,105	$2,242	$1,673	$52,535	$16	-	$62,424
Interest obligation on long-term debt	5,618	5,361	5,082	4,880	4,730	2	-	25,673
Capital lease obligations	811	694	634	26	-	-	-	2,165
Operating lease obligations *	3,945	3,354	2,447	1,791	1,094	761	2,433	15,826
Deferred acquisition payments	1,973	-	-	-	-	-	-	1,973
Capital additions (China facility)	7,000	-	-	-	-	-	-	7,000
Total	$22,200	$12,514	$10,405	$8,370	$58,359	$779	2,433	$115,061

* Operating lease obligations are not reduced for annual sublease rentals of approximately $150.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a certain level of foreign currency exchange risk.

Most of our revenues are priced in United States dollars. Most of our costs and expenses are priced in United States dollars, with the remaining priced in RMB, Euros and Hong Kong dollars. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the United States dollar compared with that of our foreign customers’ currencies. United States net sales were $106,476, $68,704, and $64,772, or 53.2%, 56.6%, and 70.2% of net sales, for the fiscal years ended March 31, 2007, 2006 and 2005, respectively. Net sales from our foreign facilities were $93,774, $52,713, and $27,496, or 46.8%, 43.4%, and 29.8% of net sales, for the fiscal years ended March 31, 2007, 2006, and 2005, respectively. We are exposed to foreign currency transaction and translation losses, which might result from adverse fluctuations in the value of the Euro, Hong Kong dollar and RMB.

At March 31, 2007, 2006, and 2005 we had net assets of $43,561, $46,956, and $48,009, respectively, in the United States. At March 31, 2007, 2006, and 2005 we had net assets of $23,810, $18,503, and $10,455, respectively, in China subject to fluctuations in the value of the RMB against the United States dollar. At March 31, 2007, 2006, and 2005 we had net assets of $40,981, $30,269, and $9,503, respectively, in Hong Kong subject to fluctuations in the value of the Hong Kong dollar against the United States dollar. At March 31, 2007, 2006, and 2005 we had net assets (liabilities) of $12,285, $(231), and $49, respectively, in Europe, subject to fluctuations in the value of the Euro against the United States dollar.

Fluctuations in the value of the Hong Kong dollar have not been significant since October 17, 1983, when the Hong Kong government tied the value of the Hong Kong dollar to that of the United States dollar. However, there can be no assurance that the value of the Hong Kong dollar will continue to be tied to that of the United States dollar.

On July 21, 2005, the RMB increased in value by approximately 2.1% as compared to the U.S. dollar, and during 2007 and 2006, the RMB appreciated by an additional 4% and 0.57%, respectively. The Chinese government announced that it will no longer peg the RMB to the US dollar, but established a currency policy letting the RMB trade in a narrow band against a basket of currencies. Based on our net exposure of RMB to U.S. dollars for the fiscal year ended March 31, 2007 and forecast information for fiscal 2008, we estimate a negative gross margin income impact of approximately $184 for every 1% appreciation in renminbi against the U.S. dollar (assuming no price increases passed to customers, and no associated cost increases or currency hedging). We continue to consider various alternatives to hedge this exposure, and have considered, but do not currently use, foreign currency contracts as a hedging strategy. We are attempting to manage this exposure through, among other things, pricing and monitoring balance sheet exposures for payables and receivables.

Based on the net exposures of Euros to the US dollars for the fiscal year ended March 31, 2007, we estimate a positive gross margin impact of $143 for every 1% appreciation in Euros relative to the US dollar (assuming no price increases passed to customers, and associated cost increases or currency hedging).

The Company has a number of foreign currency exchange contracts in Europe. These currency contracts have a total notional amount of $5,088 with exercise dates through March 2008 at an average exchange rate of $1.275 (Euro to US dollar conversion rate). Since these derivatives are not designated as cash-flow hedges under FASB 133, changes in their fair value are recorded in earnings, not in other comprehensive income. As of March 31, 2007 and 2006, the fair value of these contracts was an asset (liability) of $102 and ($59), respectively.

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

Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility accrues at a rate based on either a London Inter-bank Offered Rate (LIBOR) rate plus a LIBOR margin or at an Indexed (prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at our election. Our results will be adversely affected by any increase in interest rates. For example, based on the $61,571 of total debt outstanding under these facilities at March 31, 2007, an annual interest rate increase of 100 basis points would increase interest expense and decrease our pre tax profitability by $616. We do not hedge this interest rate exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are listed below in Item 15: Exhibits, Financial Statement Schedules and are filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting does not include the internal controls of YSI Temperature or BetaTHERM, which were acquired in April 2006, and are included in the 2007 consolidated financial statements of the Company. At March 31, 2007, and for the year then ended, total assets and total sales of YSI Temperature and BetaTHERM were $64,971 and $44,596, respectively, and represented 28.9% of total assets and 22.3% total sales, respectively.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of March 31, 2007, the Company’s internal controls over financial reporting is effective based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears below and under Item 15 of this Annual Report on Form 10-K.

(c) ATTESTATION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Measurement Specialties, Inc.:

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Measurement Specialties, Inc. (the Company) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Measurement Specialties, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Measurement Specialties, Inc. maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Measurement Specialties, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired YSIS Incorporated and BetaTHERM Group Ltd. during the year ended March 31, 2007, and management excluded from its assessment of the effectiveness of the company’s internal control over financial reporting as of March 31, 2007, YSIS Incorporated and BetaTHERM Group Ltd.’s internal control over financial reporting associated with approximately $64,971 of total assets and $44,596 of net sales included in the Company’s consolidated financial statements as of and for the year ended March 31, 2007. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of YSIS Incorporated and BetaTHERM Group Ltd.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Measurement Specialties, Inc. and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended March 31, 2007, and our report dated June 12, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Norfolk, Virginia
June 12, 2007

(d) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including the implementation of certain remedial actions, including additional staffing, implementing a standardized global software tax reporting platform, preparation of account reconciliations and roll-forwards over accounting for income taxes in response to the material control weakness identified in the prior year Annual Report. Management continues to implement internal controls in the integration process with respect to the Company’s acquisitions of YSI Temperature and BetaTHERM.

Management believes that the accompanying consolidated financial statements fairly present, in all material respects, the financial condition, results of operations and cash flows for the fiscal years presented in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Apart from certain information concerning our Code of Conduct which is set forth below, other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 19, 2007, including the information set forth under the captions “Election of Directors”, “Committees of the Board of Directors”, and “Executive Officers”, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2007.

We have a Code of Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct is available to shareholders at our website, www.meas-spec.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 19, 2007, including the information set forth under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation”, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of March 31, 2007:

EQUITY COMPENSATION PLAN INFORMATION

For the Year Ended March 31, 2007:

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED- AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SHARES REMAINING FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN(A))

EQUITY COMPENSATION PLANS APPROVED BY SECURITY HOLDERS	1,909,662	$21.46	407,165
EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS	-	-	-

The other information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 19, 2007, including the information set forth under the caption “Beneficial Ownership of Measurement Specialties Common Stock.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 19, 2007, including the information set forth under the captions “Executive Agreements and Related Transactions”, “Committees of the Board of Directors” and “Election of Directors” which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 19, 2007, including the information set forth under the caption “Fees Paid to Our Independent Auditors”, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2007.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following consolidated financial statements and schedules are filed at the end of this report, beginning on page F-l. Other schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b)   See Exhibit Index following this Annual Report on Form 10-K.

DOCUMENT	PAGES
Consolidated Statements of Operations for the Years Ended
March 31, 2007, 2006 and 2005	F-1
Consolidated Balance Sheets as of March 31, 2007 and 2006	F-2 to F-3
Consolidated Statements of Shareholders’ Equity for the Years Ended
March 31, 2007, 2006 and 2005	F-4
Consolidated Statements of Cash Flows for the Years Ended
March 31, 2007, 2006 and 2005	F-5
Notes to Consolidated Financial Statements	F-6
Schedule II -Valuation and Qualifying Accounts, for the Years
Ended March 31, 2007, 2006 and 2005	S-1

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEASUREMENT SPECIALTIES, INC.

By:  /s/ FRANK GUIDONE

Frank Guidone
Chief Executive Officer
Date: June 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Guidone	President, Chief Executive Officer and	June 12, 2007
Frank Guidone	Director (Principal Executive Officer)

/s/ Mark Thomson	Chief Financial Officer (Principal Financial	June 12, 2007
Mark Thomson	Officer and Principal Accounting Officer)

/s/ Morton L. Topfer	Chairman of the Board	June 12, 2007
Morton L. Topfer

/s/ John D. Arnold	Director	June 12, 2007
John D. Arnold

/s/ Satish Rishi	Director	June 12, 2007
Satish Rishi

/s/ R. Barry Uber	Director	June 12, 2007
R. Barry Uber

/s/ Kenneth E. Thompson	Director	June 12, 2007
Kenneth E. Thompson

EXHIBIT INDEX

EXHIBIT INDEX

NUMBER	DESCRIPTION

3.1#	Second Restated Certificate of Incorporation of Measurement Specialties, Inc.

3.2##	Bylaws of Measurement Specialties, Inc.

4.1###	Specimen Certificate for shares of common stock of Measurement Specialties, Inc.

10.1####	Measurement Specialties, Inc. 2006 Stock Option Plan

10.2####	Measurement Specialties, Inc. 2006 Employee Stock Purchase Plan

10.3###	Measurement Specialties, Inc. 1995 Stock Option Plan

10.4*	Measurement Specialties, Inc. 1998 Stock Option Plan

10.5**	Measurement Specialties, Inc. 2003 Stock Option Plan

10.6##	Lease dated August 4, 2000 between Kelsey-Hayes Company and Measurement Specialties, Inc. for property in Hampton, Virginia

10.7##	First Amendment dated February 1, 2001 to Lease between Kelsey-Hayes Company and Measurement Specialties, Inc. for property in Hampton, Virginia

10.8##	Lease Agreement dated May 20, 1986 between Semex, Inc. and Pennwalt Corporation and all amendments for property in Valley Forge, Pennsylvania

10.9##	Lease Agreement dated January 10, 1986 between Creekside Industrial Associates and I.C. Sensors and all amendments for property in Milpitas, California

10.10##	Lease Agreements for property in Shenzhen, China

10.11####	Agreement of Lease, commencing October 1, 2002, between Liberty Property Limited Partnership and Measurement Specialties, Inc.

10.12####	Sublease Agreement, dated August 1, 2002, between Quicksil, Inc. and Measurement Specialties, Inc.

10.13***	Share Purchase and Transfer Agreement dated November 30, 2005 by and among the Sellers and MWS Sensorik GmbH

10.14 ***	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Measurement Ltd. by and between Fervent Group Limited and Kenabell Holding Limited

10.15****	Agreement of Purchase and Sale dated April 3, 2006 by and between Measurement Specialties, Inc. and YSI Incorporated

10.16****	Agreement for the purchase of the entire issued share capital of BetaTHERM Group Ltd. dated April 3, 2006 by and among the parties Named in the First Schedule thereto and Measurement Specialties, Inc.

10.17****
Amended and Restated Credit Agreement dated April 3, 2006 by and among Measurement Specialties, Inc., the other US Credit Parties signatory thereto, Wachovia Bank, National Association, JPMorgan Chase Bank, N.A. and General Electric Capital Corporation

10.18*****	Executive Employment Agreement dated March 31, 2006 by and between Measurement Specialties, Inc. and Frank Guidone

10.19	Employment Agreement dated March 13, 2007 by and between Measurement Specialties, Inc. and Mark Thomson

21.1	Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on February 3, 1998 and incorporated herein by reference.

##	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on July 5, 2001 and incorporated herein by reference.

###	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 (File No. 333-57928) and incorporated herein by reference.

####	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on October 29, 2002 and incorporated herein by reference.

#####	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 (File No. 333-137650) and incorporated herein by reference.

*	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on August 18, 1998 and incorporated herein by reference.

**	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on July 29, 2003 and incorporated herein by reference.

***	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Repost on Form 10-Q filed on February 9, 2006 and incorporated herein by reference.

****	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on April 6, 2006 and incorporated herein by reference.

*****	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on August 9, 2006 and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Measurement Specialties, Inc.:

We have audited the accompanying consolidated balance sheets of Measurement Specialties, Inc. and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended March 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II for the years ended March 2007 and 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Measurement Specialties, Inc. and subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, effective April 1, 2006, Measurement Specialties, Inc. adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Measurement Specialties, Inc.’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 12, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Norfolk, Virginia
June 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Measurement Specialties, Inc.

We have audited the accompanying consolidated statement of income, shareholders’ equity and cash flows for the year ended March 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated result of its operations and its consolidated cash flow for the year ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 6, the accompanying consolidated financial statements as of and for the year period ended March 31, 2005 have been restated. The effect of the restatement is disclosed in Note 6.

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

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the years ended March 31,
(Amounts in thousands, except per share amounts )	2007	2006	2005
Net sales	$200,250	$121,417	$92,268
Cost of goods sold	112,803	64,791	45,226
Gross profit	87,447	56,626	47,042
Total operating expenses	64,972	40,842	34,027
Operating income	22,475	15,784	13,015
Interest expense, net	6,106	2,066	637
Foreign currency exchange and other expense (income)	761	167	(90)
Income from continuing operations before minority interest and income taxes	15,608	13,551	12,468
Minority interest, net of income taxes of $362	524	-	-
Income tax expense from continuing operations	3,127	3,224	2,688
Income from continuing operations	11,957	10,327	9,780
Discontinued operations (Note 6):
Income from discontinued operations before income taxes	115	6,695	6,608
Income tax expense (benefit) from discontinued operations	(6)	1,527	1,562
Income from discontinued operations, before gain	121	5,168	5,046
Gain on disposition of discontinued operations (net of income taxes of $0 and $118, respectively)	2,156	9,039	-
Income from discontinued operations	2,277	14,207	5,046
Net income	$14,234	$24,534	$14,826
Net income per common share - Basic:
Income from continuing operations	$0.85	$0.75	$0.73
Income from discontinued operations	0.01	0.38	0.38
Gain from disposition of discontinued operations (net of income taxes)	0.15	0.66	-
Net income per common share - Basic	$1.01	$1.79	$1.11
Net income per common share - Diluted:
Income from continuing operations	$0.83	$0.72	$0.69
Income from discontinued operations	0.01	0.36	0.36
Gain from disposition of discontinued operations (net of income taxes)	0.15	0.63	-
Net income per common share - Diluted	$0.99	$1.71	$1.05
Weighted average shares outstanding - Basic	14,156	13,704	13,392
Weighted average shares outstanding - Diluted	14,423	14,356	14,095

See accompanying notes to the consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	March 31,
(Amounts in thousands)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$7,709	$9,166
Accounts receivable, trade, net of allowance for
doubtful accounts of $516 and $447, respectively	34,774	19,381
Inventories, net	37,231	25,099
Deferred income taxes, net	4,718	1,510
Prepaid expenses and other current assets	3,057	1,821
Other receivables	420	3,409
Other receivable due from joint venture partner	1,456	-
Current portion of promissory note receivable	2,465	1,900
Current assets of discontinued operations	-	1,111
Total current assets	91,830	63,397
Property, plant and equipment, net	27,559	22,086
Goodwill	77,397	41,848
Acquired intangible assets, net	17,006	11,250
Deferred income taxes, net	8,360	10,785
Promissory note receivable, net of current portion	851	1,397
Other assets	1,688	1,542
Other assets of discontinued operations	-	119
Total Assets	$224,691	$152,424

See accompanying notes to the consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	March 31,
(Amounts in thousands)	2007	2006

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of promissory notes payable	$100	$1,000
Current portion of deferred acquisition obligation	1,973	3,972
Short-term debt	-	3,777
Current portion of long-term debt	2,753	2,553
Accounts payable	17,742	11,337
Accrued expenses	2,447	2,190
Accrued compensation	6,616	3,116
Income taxes payable	3,089	789
Current portion of capital lease obligation	811	606
Other current liabilities	4,089	1,731
Accrued litigation settlement expense	1,275	-
Current liabilities of discontinued operations	-	1,266
Total current liabilities	40,895	32,337

Revolver	42,010	-
Promissory notes payable, net of current portion	-	100
Long-term debt, net of current portion	17,561	16,794
Contingency consideration provision	-	3,517
Capital lease obligation, net of current portion	1,354	2,180
Other liabilities	606	1,999
Total liabilities	102,426	56,927

Minority Interest	1,628	-

Shareholders' equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	-	-
Common stock, no par; 20,000,000 shares authorized; 14,280,364
and 13,970,033 shares issued and outstanding, respectively	-	-
Additional paid-in capital	73,399	66,371
Retained earnings	45,497	31,263
Accumulated other comprehensive income (loss)	1,741	(2,137)
Total shareholders' equity	120,637	95,497
Total liabilities, minority interest and shareholders' equity	$224,691	$152,424

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Shareholders' Equity and Comprehensive Income
For the years ended March 31, 2007, 2006 and 2005

			Accumulated
	Additional		Other
	paid-in	Retained	Comprehensive		Comprehensive
(Amounts in thousands)	capital	Earnings	Income (Loss)	Total	Income
Balance, March 31, 2004	$59,011	(8,097)	(74)	$50,840
Comprehensive income:
Net income		14,826		14,826	$14,826
Currency translation adjustment			(426)	(426)	(426)
Comprehensive income					$14,400
Issuance of common stock for acquisition of Humirel	476			476
Proceeds from exercise of stock options	1,200			1,200
Tax benefit from exercise of stock options	1,100			1,100
Balance, March 31, 2005	$61,787	$6,729	$(500)	$68,016
Comprehensive income:
Net income		24,534		24,534	$24,534
Currency translation adjustment			(1,637)	(1,637)	(1,637)
Comprehensive income					$22,897
Options issued related to sale of Consumer	913			913
Proceeds from exercise of stock options	2,887			2,887
Tax benefit from exercise of stock options	784			784
Balance, March 31, 2006	$66,371	$31,263	$(2,137)	$95,497
Comprehensive income:
Net income		14,234		14,234	$14,234
Currency translation adjustment, net of income taxes of $188			3,878	3,878	3,878
Comprehensive income					$18,112
Non-cash equity based compensation (SFAS 123R)	2,887			2,887
Issuance of common stock for acquisition of BetaTherm	1,000			1,000
Proceeds from exercise of stock options	1,865			1,865
Tax benefit from exercise of stock options	1,276			1,276
Balance, March 31, 2007	$73,399	$45,497	$1,741	$120,637

See accompanying notes to the consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the years ended
	March 31,
(Amounts in thousands)	2007	2006	2005

Cash flows from operating activities:
Net income	$14,234	$24,534	$14,826
Less: Income (loss) from discontinued operations - Consumer	121	5,168	5,046
Less: Gain on sale of discontinued operations - Consumer	2,156	9,039
Income from continuing operations	11,957	10,327	9,780

Adjustments to reconcile net income to net cash
provided by (used in) operating activities from continuing operations:
Depreciation and amortization	9,668	5,516	3,047
Loss (gain) on sale of assets	(80)	80	-
Provision for doubtful accounts	258	250	(70)
Provision for inventory reserve	1,508	1,561	(79)
Provision for warranty	432	32	(73)
Minority interest	524	-	-
Non-cash equity based compensation (SFAS 123R)	2,887	-	-
Deferred income taxes	(573)	2,096	3,162
Net change in operating assets and liabilities:
Accounts receivable, trade	(8,780)	(2,135)	(4,420)
Inventories	(8,409)	(7,642)	(5,905)
Prepaid expenses and other current assets and receivables	1,160	(876)	418
Other assets	(1,464)	227	65
Accounts payable	3,264	(323)	3,947
Accrued expenses and other liabilities	11	1,864	(1,683)
Accrued litigation settlement expenses	1,275	-	(4,984)
Tax benefit on exercise of stock options	(1,276)	784	1,100
Income taxes payable	1,612	(35)	1,165
Net cash provided by operating activities from continuing operations	13,974	11,726	5,470
Cash flows used in investing activities from continuing operations:
Purchases of property and equipment	(7,305)	(8,011)	(3,681)
Proceeds from sale of equipment	188	105	-
Acquisition of business, net of cash acquired	(45,885)	(6,824)	(43,691)
Net cash used in investing activities from continuing operations	(53,002)	(14,730)	(47,372)
Cash flows from financing activities from continuing operations:
Borrowing under long-term debt	20,000	-	20,000
Repayments under long-term debt	(19,576)	(3,629)	(500)
Borrowings under short-term debt, revolver and notes payable	59,587	12,500	14,095
Payments under short-term debt, revolver, leases and notes payable	(25,850)	(11,621)	(12,695)
Sale lease-back financing transaction	1,917	-	-
Payments under deferred acquisition payments	(4,052)	(1,742)	-
Minority interest payments	(145)	-	-
Tax benefit on exercise of stock options	1,276	-	-
Proceeds from exercise of options	1,865	2,887	1,200
Net cash provided (used in) financing activities from continuing operations	35,022	(1,605)	22,100

Net cash provided by operating activities of discontinued operations	(62)	5,061	4,906
Net cash provided by investing activities of discontinued operations	2,276	4,348	50
Net cash provided by discontinued operations	2,214	9,409	4,956

Net change in cash and cash equivalents	(1,792)	4,800	(14,846)
Effect of exchange rate changes on cash	335	(36)	(26)
Cash, beginning of year	9,166	4,402	19,274
Cash, end of year	$7,709	$9,166	$4,402

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$(6,088)	$(1,986)	$(529)
Income taxes	(827)	(2,267)	(1,987)
Income taxes refunded	-	-	109
Non-cash investing and financing transactions:
Deferred acquisition obligation	1,787	-	5,789
Promissory note receivable from sale of discontinued operations	-	3,800	-
Promissory note payable from acquisition	-	-	3,000
Promissory note receivable from earn-out on sale of discontinued operations - Consumer	2,156	-	-
Contingent consideration provision	-	3,517	-
Financing receivable (Note 2(g))	-	1,811	-
Liabilities sold	-	9,881	-
Issuance of stock in connection with acquisition	1,000	-	476
Issuance of stock options in connection with sale of Consumer	-	913	-
Earn-out in connection with acquisition	933	725	-

 See accompanying notes to the consolidated financial statements

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
(Amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS:

Measurement Specialties, Inc. (the “Company”) is a global leader in designing and manufacturing sensors for original equipment manufacturers and end users. The Company has eight primary manufacturing facilities strategically located in the United States, China, France, Ireland and Germany, enabling the Company to produce and market world-wide a broad range of sensors that use advanced technologies to measure precise ranges of physical characteristics including pressure, position, force, vibration, humidity, photo-optics and temperature. These sensors are used for automotive, medical, consumer, military/aerospace and industrial applications. The Company’s sensor products include pressure and electromagnetic displacement sensors, transducers, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors, humidity and temperature sensors.

As more fully described below in Note 6, the Company sold the Consumer business during the quarter ended December 31, 2005. As a result, assets, liabilities, results of operations and cash flows of the Consumer business have been presented as discontinued operations as of and for the periods presented. The Consumer Products segment designed and manufactured sensor-based consumer products, primarily as an original equipment manufacturer (“OEM”), that were sold to retailers and distributors in the United States and Europe. Consumer products included bathroom and kitchen scales, tire pressure gauges and distance estimators. Except as otherwise noted, the descriptions of our business and results of operations contained in this report reflect only our continuing operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (the ‘Subsidiaries’) and its joint venture in Japan. In accordance with Financial Accounting Standards Bard (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities, the Company consolidates its one variable interest entity (“VIE”) for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company established a holding company structure for foreign operations, whereby Measurement Specialties Foreign Holding Corporation owns Kenabell Holding Limited, the primary foreign holding company for the Company’s foreign entities.

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

In the quarter ended March 31, 2005, as part of a foreign tax planning restructuring, the Company completed the reorganization of its European subsidiaries which included Entran SA and Humirel SA. This reorganization involved transferring ownership of these subsidiaries to a Cyprus holding company under Kenabell Holding BVI, named Acalon Holdings Limited. In conjunction with this reorganization, the ownership of Kenabell Holding BVI was also transferred to Measurement Specialties Foreign Holdings Corporation, a Delaware corporation.

As of September 1, 2006, pursuant to a restructuring of certain of the Company’s European operations, the Company established two new entities: MEAS Europe SAS and its wholly-owned subsidiary MEAS France SAS. MEAS France SAS is the primary French holding company and is the result of the consolidating and merging of the operations of Entran, Humirel, and ATEX. The reorganization was effected to facilitate improved statutory reporting.

The Company executed a restructuring of BetaTHERM Ireland Limited (“BetaTHERM Ireland”) during the quarter ended March 31, 2007, whereby the ownership of BetaTHERM’s U.S. operation was transferred to Measurement Specialties, Inc. from BetaTHERM Ireland. This reorganization was planned as part of the acquisition, a requirement under our credit facility and provided an efficient organizational structure for operational and tax purposes.

There was no significant effect on the consolidated financial statements as a result of the above reorganizations.

IC Sensors Inc., a California corporation (‘IC Sensors’) continues as a wholly-owned subsidiary of the Company.

The Company has made the following acquisitions which are included in the consolidated financial statements as of the effective date of acquisition (See Note 5):

Acquired Company	Effective Date of Acquisition	Country
Elekon Industries U.S.A., Inc. (‘Elekon’)	June 24, 2004	U.S.A.
Entran Devices, Inc. and Entran SA (‘Entran’)	July 16, 2004	U.S.A. and France
Encoder Devices, LLC (‘Encoder’)	July 16, 2004	U.S.A.
Humirel, SA (‘Humirel’)	December 1, 2004	France
MWS Sensorik GmbH (‘MWS’)	January 1, 2005	Germany
Polaron Components Ltd (‘Polaron’)	February 1, 2005	United Kingdom
HL Planartechnik GmbH (‘HLP’)	November 30, 2005	Germany
Assistance Technique Experimentale (‘ATEX’)	January 19, 2006	France
YSIS Incorporated (‘YSI Temperature’)	April 1, 2006	U.S.A. and Japan
BetaTherm Group Ltd. (‘BetaTherm’)	April 1, 2006	Ireland and U.S.A.

The above companies, except for Encoder and Polaron, which were asset purchases, became direct or indirect wholly-owned subsidiaries of the Company, upon consummation of their respective acquisitions.

(b) Reclassifications:

The presentation of certain prior year information has been reclassified to conform to the current year presentation, which includes the consolidation of operating expenses into one caption.

(c) Use of Estimates:

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, acquired intangibles and goodwill, valuation allowances for receivables, inventories and deferred income tax assets and liabilities, warranties, valuation of derivative financial instruments and stock based compensation. Actual results could differ from those estimates.

(d) Cash and Cash Equivalents:

For purposes of the consolidated statements of cash flows, the Company considers highly liquid investments with original maturities of up to three months, when purchased, to be cash equivalents. At March 31, 2007, approximately $4,771 of the Company’s cash balances were maintained in China, which are subject to certain restrictions and are not freely transferable to another country without adverse tax consequences because of exchange control regulations, but can be used without such restrictions for general business purposes in China.

(e) Accounts Receivable:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The majority of the Company’s accounts receivable is due from manufacturers of electronic, automotive, military and industrial products. Credit is extended based on an evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers net of allowances for doubtful accounts and other sales allowances. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due based on contractual terms, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company reviews its allowance for doubtful accounts quarterly. Actual uncollectible accounts could exceed the Company’s estimates and changes to its estimates will be accounted for in the period of change. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Generally, products that have existed in inventory for 12 months with no usage and that have no current demand or no expected demand, will be considered obsolete and fully reserved. Obsolete inventory approved for disposal is written-off against the reserve. Market conditions surrounding products are also considered periodically to determine if there are any net realizable valuation matters, which would require a write-down of any related inventories. If market or technological conditions change, it may result in additional inventory reserves and write-downs, which would be accounted for in the period of change. The level of inventory reserves reflects the nature of the industry whereby technological and other changes, such as customer buying requirements, result in impairment of inventory. Cash flows from the purchase and sale of inventory are included in cash flows from operating activities.

(g) Other Receivables:

Other receivables consist of various non-trade receivables such as value added tax (VAT) receivables due to our European operations. In addition, approximately $1,811 of the March 31, 2006 balance consisted of funds receivable from financing executed prior to March 31, 2006.

(h) Other Current Liabilities:

Other current liabilities consist of various non-trade payable liabilities such as commissions, warranties, interest, dilapidation liability, sales and property taxes payable.

(i) Promissory Note Receivable:

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

(j) Property, Plant and Equipment:

Property, plant and equipment are stated at cost less accumulated depreciation. Plant and equipment under capital leases are stated at the present value of the minimum lease payments, and are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives of the assets. Normal maintenance and repairs of property and equipment are expensed as incurred. Renewals, betterments and major repairs that materially extend the useful life of property and equipment are capitalized.

(k) Income Taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Prior to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, tax benefits from early disposition of the stock acquired by employees from the exercise of incentive stock options or exercise of non-qualified stock options were credited to additional paid-in capital. Since the Company is currently in a net operating loss carry-forward position, the Company has consistently applied the tax-law-ordering approach, whereby the tax benefits are considered realized for current-year exercises of share-based compensation awards.

 (l) Foreign Currency Translation and Transactions:

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

The Company is subject to foreign exchange risk for foreign currency denominated transactions, such as receivables and payables. Foreign currency transaction gains and losses are recorded in foreign currency exchange and other income and expenses in the Company’s consolidated statements of operations.

(m) Goodwill:

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. See Note 5 for further discussion of the impact of SFAS No. 142 on the Company’s financial position and results of operations.

Per SFAS No. 142, management assesses goodwill for impairment at the reporting unit level on an annual basis at fiscal year end or more frequently under certain circumstances. The goodwill impairment test is a two step test. Under the first step, the fair value of the reporting unit is compared to its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit, and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

In evaluating goodwill for impairment, the fair value of the Company’s reporting unit was determined using the implied fair value approach. This process was completed in the fiscal years ended March 31, 2007, 2006 and 2005 for asset values as of these respective dates. According to the guidelines established under SFAS 142, there was no impairment for of the Company’s goodwill.

(n) Business Combinations:

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

Purchased intangibles and goodwill are usually not deductible for tax purposes in stock acquisitions. However, purchase accounting requires for the establishment of deferred tax liabilities on purchased intangible assets (excluding goodwill) to the extent the carrying value for financial reporting exceeds the tax basis

(o) Long-Lived Assets:

The Company accounts for the impairment of long-lived assets and amortizing intangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

(p) Revenue Recognition:

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

(q) Shipping and Handling:

Shipping and handling costs are recorded in cost of sales in the Company’s consolidated statement of operations.

(r) Research and Development and Advertising Costs:

Research and development and advertising costs are expensed as incurred. Research and development costs amounted to $9,235, $6,450 and $4,491, for the years ended March 31, 2007, 2006 (restated) and 2005 (restated), respectively. Prior year disclosure of research and development costs excluded certain salaries of engineers whose activities qualify as research and development costs under SFAS No.2, Research and Development. Research and development costs disclosed in prior years were $2,567 and $2,130 in 2006 and 2005, respectively. Customer funded research and development was $786, $448, and $268 for the fiscal years ended March 31, 2007, 2006, and 2005, respectively. Advertising costs are included in operating expenses in the Company’s consolidated statement of operations and are expensed when the advertising or promotion is published. Advertising expenses for the years ended March 31, 2007, 2006, and 2005 were approximately $242, $205, and $246, respectively.

(s) Warranty Reserve:

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

The following table summarizes the warranty reserve:

	Years ended March 31,
	2007	2006	2005
Total Warranty Reserve - Beginning	$146	$70	$89
Warranties issued during the period	491	124	99
Costs to repair products	(36)	(53)	(86)
Costs to replace products	(200)	5	(32)
Total Warranty Reserve - Ending	$401	$146	$70

(t) Commitments and Contingencies:

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

(u) Comprehensive Income:

Comprehensive income consists of net income for the period and the impact of unrealized foreign currency translation adjustments, net of income taxes.

(v) Stock Based Compensation:

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payment, which is a revision of SFAS No. 123. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB Opinion No. 25), Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Prior to fiscal 2007, the Company applied the intrinsic value method prescribed in APB Opinion No. 25 and accordingly, recognized no compensation expense for stock option grants to employees.

Effective April 1, 2006, the Company adopted SFAS 123(R), utilizing the modified prospective approach.  Under the modified prospective approach, SFAS 123(R) applies to new awards and to unvested awards that were outstanding on April 1, 2006, as well as those that are subsequently modified, repurchased or cancelled. Compensation cost recognized in the year ended March 31, 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value using the Black-Scholes-Merton option pricing model in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard. The Company’s results for the year ended March 31, 2007 include $2,887 before income taxes and $1,813 after income taxes of operating expenses related to the adoption of SFAS 123(R). For the year ended March 31, 2007, stock compensation expense (after income taxes) decreased net income by approximately $0.13 per share on a basic and diluted basis as compared to if the Company had continued to account for share-based compensation under APB Opinion No. 25 for its stock option grants.

The Company receives a tax deduction for certain stock options and stock option exercises during the period the options are exercised, generally for the excess of the fair value of the stock over the exercise price of the options at the exercise date. Prior to adoption of SFAS 123(R), the Company reported all tax benefits resulting from the exercise of equity instruments as an operating cash inflow in its consolidated statements of cash flows. In accordance with SFAS 123(R), the Company has elected to report the entire tax benefit from the exercise of equity instruments as a financing cash inflow.  Since the Company is currently in a net operating loss carry-forward position, the Company has consistently applied the tax-law-ordering approach, whereby the tax benefits are considered realized for current-year exercises of share-based compensation awards.

Net cash proceeds from the exercise of stock options were $1,865, $2,887 and $1,200 for the years ended March 31, 2007, 2006 and 2005, respectively, and the income tax benefit realized for the year ended March 31, 2007, 2006 and 2005 from stock option exercises was $1,276, $784 and $1,100, respectively.

The following table illustrates the effect on net income for the years ended March 31, 2006 and 2005 as if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock plans prior to adoption of Statement 123(R) on April 1, 2006.  No pro forma disclosure has been made for periods subsequent to April 1, 2006 as all stock-based compensation has been recognized in net income.  For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing model and amortized to expense over the options’ service periods with forfeitures recognized as they occurred.

	March 31, 2006	March 31, 2005
Net income, as reported:	$24,534	$14,826
Add: Share-based employee compensation reported in net income,
net of income taxes	-	-
Deduct: Share-based employee compensation under the fair value
method for all awards, net of income taxes	2,143	1,399
Pro forma net income	$22,391	$13,427

Earnings per share:
Basic-as reported	$1.79	$1.11
Basic-pro forma	1.63	1.00
Diluted-as reported	1.71	1.05
Diluted-pro forma	1.56	0.95

In connection with the sale of the Consumer business discussed in Note 6, the Company issued options to former Consumer employees transferred to Fervent Group Limited. The Company recorded an expense of $913 related to the issuance of these options which is included in the net gain on disposition of discontinued operations in fiscal 2006.

(w) Leases:

The Company follows SFAS No. 13, Accounting for Leases, to account for its operating leases. In accordance with SFAS No. 13, lease costs, including escalations, are provided for using the straight-line basis over the lease period. The Company leases certain production equipment and automobiles which under SFAS No. 13 are considered capital lease arrangements. SFAS No. 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment, and an offsetting amount recorded as a liability.

The Company’s distribution and warehouse space in Hampton, Virginia was vacant due to the Conair transaction (see Note 6), as the Company no longer sells the Thinner® brand of bath and kitchen scales to retailers. The Company subleased the unused space in 2007. The accounting for the Hampton lease was in accordance with the requirements for SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, whereby the Company did not record a liability for the lease as part of the consummation of the transaction with Conair because the Company still derives economic benefit from the lease.

(x) Derivative Instruments:

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

The Company has a number of forward purchase currency contracts to manage the Company’s exposures to fluctuations in the U.S. dollar relative to the Euro. As of March 31, 2007 and 2006, the notional amount of these currency contracts total $5,088 and $7,300, respectively, and the fair values of these contracts was an asset of $102 at March 31, 2007 and a liability of $59 at March 31, 2006. These currency contracts are entered into to hedge foreign exchange exposure, although they are undesignated for accounting purposes. Since these currency contracts do not meet the requirements of SFAS No. 133 for hedge accounting purposes, changes in the fair value of these instruments are recognized in earnings as gains and losses, rather than in other comprehensive income.

(y) Recently Adopted Accounting Standards:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (Revised 2004), Share-Based Payment. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, rather than disclosed in the footnotes to the financial statements. Effective April 1, 2006, the Company adopted SFAS No. 123R using the modified-prospective-transition method as disclosed in Note 2.

On November 24, 2004, the FASB issued SFAS No. 151, Inventory Cost - An Amendment of ARB No. 43, Chapter 4. This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. FASB Statement No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The adoption of SFAS No. 151 did not effect the Company’s financial position or results of operations.

Effective April 1, 2006, the Company adopted disclosure requirements of Emerging Issues Task Force (“EITF”) Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement, for tax receipts on the face of their income statements. The scope of this guidance includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. The Company has historically represented such taxes on a net basis in net sales.

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

On September 13, 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) Topic No. 108, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses how a registrant should evaluate whether an error in its financial statements is material. The SEC staff concludes in SAB 108 that materiality should be evaluated using both the “rollover” and “iron curtain” methods. Registrants are required to comply with the guidance in SAB 108 in financial statements for fiscal years ending after November 15, 2006. Registrants that have evaluated financial statement errors contrary to the views of the SEC staff and have not adopted the provisions of SAB 108 should consider disclosure of same following the guidance in SAB Topic 11M, Miscellaneous Disclosure — Disclosure of the Impact That Recently Issued Accounting Standards Will Have on the Financial Statements of the Registrant When Adopted in a Future Period (SAB 74). The adoption of SAB 108 did not have a material effect on the Company’s financial position or results of operations.

(z) Recently Issued Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

Currently, over 40 accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-market value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data.

Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity's own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently quantifying the impact of SFAS No. 157.

On July 13, 2006, Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income tax recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The Company is in the process of assessing the impact of adopting FIN 48, but based on preliminary procedures, the Company does not expect the adoption of FIN 48 to have a material impact on its results of operations and financial condition.

3. INVENTORIES

Inventories, net of inventory reserves, consist of the following:

	March 31,
	2007	2006
Raw Materials	$18,328	$13,586
Work-in-Process	5,099	4,392
Finished Goods	13,804	7,121
	$37,231	$25,099
Inventory Reserves:	$3,158	$3,296

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Property, plant and equipment are summarized as follows:

	March 31,
	2007	2006	Useful Life
Production equipment & tooling	$32,435	$27,156	3-10 years
Building and leasehold improvements	7,524	3,914	39 years or lesser of useful life or remaining term of lease

Furniture and equipment	9,103	7,135	3-10 years
Construction-in-progress	2,603	1,999
Total	51,665	40,204
Less: accumulated depreciation and amortization	(24,106)	(18,118)
	$27,559	$22,086

Total depreciation and amortization from continuing operations was $5,204, $3,383, and $2,277 for the years March 31, 2007, 2006, and 2005, respectively. Depreciation expense for discontinued operations for the years ended March 31, 2006 and 2005 was $563 and $818, respectively. Property and equipment included $2,165 and $2,786 in capital leases at March 31, 2007 and 2006, respectively.

5. ACQUISITIONS, GOODWILL AND ACQUIRED INTANGIBLES

Recent Acquisitions:

As part of its growth strategy, the Company made six acquisitions during the year ended March 31, 2005, two acquisitions during the year ended March 31, 2006, and two acquisitions during the year ended March 31, 2007.

Changes to goodwill relate to new acquisitions, earn-out payments, final purchase price allocations and translation adjustments due to changes in foreign currency exchange rates. Goodwill balances presented in the consolidated balance sheets of foreign acquisitions are translated at the exchange rate in effect at each balance sheet date; however, opening balance sheets used to calculate goodwill and acquired intangible assets are based on purchase date exchange rates, except for earn-out payments which are recorded at the exchange rates in effect on the date the earn-out is accrued. The following acquisition summaries represent acquisitions from fiscal 2005 forward. Therefore, goodwill for each acquisition presented below does not aggregate to reported amounts. Goodwill recorded for the years ended March 31, 2007 and 2006 was $35,549 and $1,838, respectively.

Elekon:

On June 24, 2004, the Company acquired 100% of the capital stock of Elekon Industries USA, Inc. (“Elekon”) for $7,797 ($4,500 in cash at the closing, $3,000 in unsecured Promissory Notes (Notes) and $297 in acquisition costs). The terms of the Notes amortize over a period of three years, are payable quarterly and bear interest at a rate of 6%. Elekon was based in Torrance, California where it designed and manufactured optical sensors primarily for the medical and security markets. The Company’s final allocation of purchase price related to the Elekon acquisition follows:

Assets:
Accounts receivable	$501
Inventory	442
Property and equipment	169
Other assets	20
Acquired intangible assets	3,775
Goodwill	4,756
9,663
Liabilities:
Accounts payable	(1,516)
Other liabilities	(102)
Deferred income taxes	(248)
(1,866)
Total purchase price	$7,797

Entran:

On July 16, 2004, the Company acquired 100% of the capital stock of Entran Devices, Inc. and Entran SA (collectively “Entran”) for $10,724 ($6,000 in cash at the closing, $1,195 in certain liabilities discharged at closing, $3,254 in deferred payments and $275 in acquisition costs). The Company paid a deferred payment of $2,186 in July 2006, and an additional $1,000 was paid in July 2005 upon the elimination of the lease expense and certain other expenses related to the Fairfield, NJ facility. Entran, which was based in Fairfield, NJ and Les Clayes-sous-Bois, France, is a designer/manufacturer of acceleration, pressure and force sensors sold primarily to the automotive crash test and motor sport racing markets. The Company’s final allocation of purchase price related to the Entran acquisition follows:

Assets:
Cash	$246
Accounts receivable	2,002
Inventory	1,648
Property and equipment	979
Other assets	264
Acquired intangible assets	800
Goodwill	7,204
13,143
Liabilities:
Accounts payable	(2,013)
Other liabilities	(86)
Deferred income taxes	(320)
(2,419)
Total purchase price	$10,724

Encoder:

On July 16, 2004, the Company acquired the assets of Encoder Devices, LLC (“Encoder”) for $4,601 ($4,000 in cash at the closing, $400 in deferred payment and $201 in acquisition costs). The Company paid the deferred payment of $400 on July 16, 2005. Encoder, which was based in Plainfield, IL, was a designer and manufacturer of rotational sensors (encoders) utilizing magnetic encoding technology. The Company’s final purchase allocation related to the Encoder acquisition follow:

Assets:
Accounts receivable	$96
Inventory	134
Property and equipment	245
Other assets	36
Acquired intangible assets	420
Goodwill	3,883
4,814
Liabilities:
Accounts payable	(204)
Other liabilities	(9)
(213)
Total purchase price	$4,601

Humirel:

Effective on December 1, 2004, the Company acquired the stock of Humirel SA (“Humirel”), a designer/manufacturer of humidity sensors and assemblies based in France, for 19,000 Euro. The total purchase price in U.S. dollars based on the December 17, 2004 exchange rate was $26,318 ($23,244 at close, $1,922 in deferred payment, and $1,152 in acquisition costs). The deferred payment was paid on the second anniversary of the closing date (less any applicable offsets) and bears interest at the rate of 3% per annum. Included in the purchase price is $476 for the 20,000 shares of restricted stock of the Company received by management shareholders as part of the closing consideration. The transaction was financed with a term credit facility issued by a syndicate of lending institutions, led by a new lender for the Company (See Note 8). Set forth below is the final allocation of purchase price related to the Humirel acquisition:

Assets:
Cash	$994
Accounts receivable	1,513
Inventory	1,755
Property and equipment	1,916
Other assets	744
Acquired intangible assets	4,690
Goodwill	19,195
30,807
Liabilities:
Accounts payable	(1,268)
Long-term debt	(2,502)
Deferred income taxes	(719)
(4,489)
Total purchase price	$26,318

MWS Sensorik:

On January 1, 2005, the Company acquired 100% of the capital stock of MWS Sensorik GmbH (“MWS” or “Sensorik”), for 900 Euro, or $1,292 ($912 at close, $309 in deferred payments, and $71 in acquisition costs). MWS, based in Pfaffenhofen, Germany, integrates and distributes accelerometers and other sensors, sold primarily to the automotive crash test market. MWS has historically used the Company’s silicon micro-machined accelerometer as their die for Piezo-resistive sensors. The Company’s final allocation of purchase price related to the MWS acquisition follows:

Assets:
Accounts receivable	$252
Inventory	189
Property and equipment	49
Other assets	6
Acquired intangible assets	844
Goodwill	452
1,792
Liabilities:
Accounts payable	(68)
Other liabilities	(175)
Deferred income taxes	(257)
(500)
Total purchase price	$1,292

Polaron:

On February 1, 2005, the Company has acquired certain assets of the industrial pressure sensing business of Polaron Components Limited in the United Kingdom, for GBP 1,200 or approximately $2,290 ($2,259 at close and $31 in acquisition costs). The transaction is a vertical integration move for the Company, as Polaron distributed certain of the Company’s products in the UK and the Company distributed Polaron products in North America and Asia. The Company had been manufacturing Polaron pressure products in its wholly-owned subsidiary in China, and these products continue to be manufactured by the Company’s factory in China. The Company’s final allocation of purchase price related to the Polaron acquisition follows:

Assets:
Inventory	$48
Property and equipment	7
Acquired intangible assets	1,003
Goodwill	1,232
Total purchase price	$2,290

HLP:
On November 30, 2005, the Company acquired the capital stock of HL Planartechnik GmbH (“HLP”), a sensor company located in Dortmund, Germany. The total purchase price based On the November 30, 2005 exchange rate was $3,044 ($2,835 at close and $209 in acquisition costs). The sellers could have earned an additional $3,517 if certain performance hurdles, specifically defined net sales, were achieved in calendar 2006. Based on the results of operations, the minimum performance targets were not achieved and no earn-out was paid. The initial amounts of the transaction resulted in negative goodwill (the excess of fair value of net assets over cost), and at March 31, 2006, the Company had recorded $3,517 of the contingent consideration as a liability, which is the lesser of the maximum contingent consideration or negative goodwill as of the date of the acquisition based on preliminary purchase accounting. Effective April 1, 2006, the negative goodwill provision was reversed and purchase price reallocated to proportionately reduce the assigned values of acquired property, equipment and acquired intangible assets. The reduction in property, equipment and acquired intangible assets from the allocation of negative goodwill resulted in a reduction in depreciation and amortization expense of approximately $420 and $222, respectively, for the year ended March 31, 2007. Set forth below is the preliminary allocation prior to the allocation of negative goodwill and prior to finalization of purchase accounting and the final purchase price allocation related to the HLP acquisition:

	Preliminary Allocation	Revised Allocation
Assets:
Accounts receivable	$1,116	$1,065
Inventory	2,081	1,909
Property and equipment	4,228	1,713
Acquired intangible assets	1,684	603
Deferred income taxes	2,708	3,010
Other	284	284
	12,101	8,584

Liabilities:
Accounts payable	(678)	(678)
Accrued compensation	(392)	(392)
Debt and other non-operational liabilities	(4,193)	(4,193)
Negative goodwill provision	(3,517)	—
Other	(277)	(277)
	(9,057)	(5,540)
Total Purchase Price	$3,044	$3,044

ATEX:
On January 19, 2006, the Company completed the acquisition of Assistance Technique Experimentale (“ATEX”), a sensor company based outside of Paris, France, by acquiring all of the outstanding shares of ATEX stock. Founded in 2000, ATEX specializes in providing vibration sensors to the Formula One racing market. The total purchase price based on the January 19, 2006 exchange rates was $4,959 ($2,502 in cash, $74 in acquisition costs, deferred payment of $725, the first earn-out payment of $725 and the final earn-out payment accrual of the final earn-out payments of $933). The selling shareholders have the potential to receive up to an additional $1,888 in three earn-out payments tied to sales growth objectives over the next three years, and if the contingencies are resolved and meet established conditions, these amounts will be recorded as an additional element of the cost of the acquisition. The first earn-out payment of $725 was accrued and included in the total purchase price at March 31, 2006 since satisfying the first of the three sales growth objectives was considered probable. At March 31, 2007, the final earn-out noted above was accrued for the other sales growth objectives. The Company’s final allocation of purchase price related to the ATEX acquisition (subject to any remaining earn-out payments) follows:

Assets:
Cash	$692
Accounts receivable	401
Inventory	117
Property and equipment	131
Other assets	31
Acquired intangible assets	834
Goodwill	3,603
5,809
Liabilities:
Accounts payable	(416)
Debt	(157)
Deferred income taxes	(277)
(850)
Total purchase price	$4,959

YSI:

Effective April 1, 2006, the Company completed the acquisition of all of the capital stock of YSIS Incorporated (“YSI Temperature”), a division of YSI Incorporated, for $14,252 ($14,000 in cash at close and $252 in acquisition costs). YSI Temperature manufactures a range of thermistors for automotive, medical, industrial and consumer goods applications. The transaction was financed with borrowings under the Company’s Amended Credit Facility provided by a syndicate of lending institutions (See Note 8). The acquisition of YSI was consummated on April 3, 2006, and accordingly, the Company will finalize purchase accounting within one year of this date. The Company’s final purchase price allocation related to the YSI Temperature acquisition follows:

Assets:
Cash	$440
Accounts receivable	3,109
Inventory	1,672
Prepaid assets and other	714
Property and equipment	1,134
Acquired intangible assets	2,142
Goodwill	7,588
Other	303
17,102
Liabilities:
Accounts payable	(884)
Accrued compensation	(780)
Deferred income taxes	(65)
Minority interest	(1,121)
(2,850)
Total Purchase Price	$14,252

The Company filed with the Internal Revenue Service a 338(h) (10) election for the YSI Temperature acquisition in December 2006, which for tax purposes, provides treatment of the acquisition as an asset purchase with the underlying assets stepped up to the fair value rather than as a stock purchase, and as result of this election, the deferred taxes initially recorded are no longer reflected as part of purchase accounting.

With the purchase of YSI Temperature, the Company acquired a 50 percent voting-ownership interest in Nikisso-YSI, a joint venture in Japan. This joint venture is consolidated as part of the purchase accounting and is included in the consolidated financial statements of the Company, as a variable interest entity (“VIE”) as defined by FIN 46(R), “Consolidation of Variable Interest Entities” (revised December 2003), because YSI Temperature is determined to be the primary beneficiary of the VIE as it incurs the majority of the economic risk and reward. Assets and liabilities of the consolidated VIE at March 31, 2007 totaled $4,257 and $1,243, respectively. Net sales of the consolidated VIE for the twelve months ended March 31, 2007 totaled $4,771. Minority interest for the twelve months ended March 31, 2007 net of income taxes totaled $524. At March 31, 2007, the joint venture had amounts due from its joint venture partner of $1,456 which consists of funds held by Nikisso, the joint venture partner, in a short-term interest bearing arrangement.

BetaTHERM:

Effective April 1, 2006, the Company completed the acquisition of all of the capital stock of BetaTHERM Group Ltd., a sensor company headquartered in Galway, Ireland (“BetaTHERM”), for $37,248 ($33,741 in cash at closing, $1,787 in deferred acquisition payments, $1,000 in Company shares and $720 in acquisition costs). Established in 1983, BetaTHERM manufactures precision thermistors used for temperature sensing in aerospace, biomedical, automotive, industrial and consumer goods applications. BetaTHERM conducts business through operations located in Ireland, Massachusetts and in China. The transaction was financed with borrowings under the Company’s Amended Credit Facility provided by a syndicate of lending institutions (See Note 8). The Company executed a restructuring of BetaTHERM during the quarter ended March 31, 2007, whereby the ownership of BetaTHERM’s U.S. operation was transferred to Measurement Specialties, Inc. from BetaTHERM Ireland. This reorganization was part of the acquisition in that it was a requirement in our credit facility and provided an efficient organizational structure for operational and tax purposes. The Company’s final purchase price allocation related to the BetaTHERM acquisition follows:

Assets:
Cash	$2,388
Accounts receivable	3,180
Inventory	2,521
Property and equipment	3,551
Acquired intangible assets	8,609
Goodwill	25,803
Other	228
46,280
Liabilities:
Accounts payable	(1,733)
Accrued expenses	(695)
Taxes payable	(805)
Debt	(3,737)
Deferred income taxes	(2,062)
(9,032)
Total Purchase Price	$37,248

Acquired Intangibles

In connection with current and previous acquisitions, the Company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade-names, order backlogs and covenants-not-to-compete. The gross amounts and accumulated amortization, along with the range of amortizable lives is as follows:

	March 31, 2007				March 31, 2006
	Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	5-15	$15,474	$(3,194)	$12,280	$8,193	$(922)	$7,271
Patents	5-19.5	2,514	(445)	$2,069	2,642	(422)	2,220
Tradenames	1.5-3	1,031	(520)	$511	570	(135)	435
Backlog	1	1,780	(1,780)	$-	654	(542)	112
Covenants-not-to-compete	3	903	(824)	$79	903	(523)	380
Proprietary technology	5-15	2,447	(380)	$2,067	989	(157)	832
		$24,149	$(7,143)	$17,006	$13,951	$(2,701)	$11,250

Amortization expense was $4,464, $1,767, and $744, for the years ended March 31, 2007, 2006 and 2005, respectively. During 2006, the Company reclassified $1,870 of customer relationships from an indefinite life to an amortizing intangible asset with a 10 year remaining life. In accordance with SFAS No. 142, this has been treated as a change in an accounting estimate prospectively applied.

Estimated annual amortization expense is expected to be as follows:
Amortization
Year	Expense
2008	$2,962
2009	2,752
2010	2,537
2011	2,484
2012	2,049
Thereafter	4,222
$17,006

Deferred Acquisition Payments

In connection with the BetaTHERM acquisitions, $1,973, net of imputed interest of $210, in deferred acquisition payments outstanding was classified as current and outstanding at March 31, 2007.

Pro forma Financial Data (Unaudited)

The following represents the Company’s pro forma consolidated results of continuing operations for the year ended March 31, 2006, presented assuming all the above acquisitions occurred as of April 1, 2005, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had all the acquired companies been operated as part of the Company since April 1, 2005. Since BetaTherm and YSI Temperature were acquired effective April 1, 2006, there were no pro forma adjustments to fiscal 2007.
March 31, 2006
Net sales	$164,737
Income from continuing operations	$4,291
Income from continuing operations per common share:
Basic	$0.31
Diluted	$0.30

6. DISCONTINUED OPERATIONS AND GAIN ON SALE OF ASSETS:

CONSUMER PRODUCTS SEGMENT: Effective December 1, 2005, the Company completed the sale of the Consumer Products segment to Fervent Group Limited (FGL), whereby the Company sold its Consumer Products segment, including its Cayman Island subsidiary, Measurement Limited (‘ML Cayman’). FGL is a company controlled by the owners of River Display Limited (RDL), the Company’s long time partner and primary supplier of consumer products in Shenzhen, China. Under the terms of the agreement, the Company sold to FGL the Company’s Consumer Division for $8,500 in cash and a two-year $4,000 non-interest bearing promissory note receivable from FGL. The Company recorded the promissory note receivable net of imputed interest of 5% at $3,800. In addition, the Company could have earned an additional $5,000 if certain performance criteria (sales and margin targets) were met within the first year. The Company recorded $2,156 of the earn-out in 2007, because a portion of the earn-out targets were met. This amount is net of imputed interest, payable over eight quarters, reported in the 2007 consolidated statement of operations as the gain on disposition of discontinued operations, and the related receivable is included in the consolidated balance sheet as both current and non-current portions of promissory note receivable. At March 31, 2007 and 2006, the promissory notes receivable related to the sale and earn-out of the Consumer business totaled $3,316 and $3,297, respectively.

In accordance with SFAS 144, Accounting for Impairment or Disposal of Long-lived Assets, the related financial information for the Consumer segment are reported as discontinued operations. The Consumer segment designed and manufactured sensor-based consumer products, such as bathroom and kitchen scales, tire pressure gauges and distance estimators, primarily as an original equipment manufacturer (OEM), to retailers and distributors mainly in the United States and Europe.

During 2006, the Company recorded a gain on the sale of the Consumer business of $9,039, net of income taxes of $118, severance and professional fees of $1,162, and stock compensation expense of $913 for severance directly related to the execution of the sale. Also included in the gain on sale is the recognition of $826 of non-cash deferred gain from the sale of the Thinner® branded business to Conair Corporation that was consummated in January 2004. The Company has no further obligations to Conair Corporation subsequent to the sale of the Consumer business. Since ML Cayman, which was directly owned by the Company’s British Virgin Island subsidiary, Kenabell Holding BVI, did not conduct business in Hong Kong, the sale of the Consumer segment was effectively not taxed. The net assets of approximately $1,894 sold to FGL consist of those items related to the business of the Consumer segment, including such items as raw material and finished goods inventory, tooling, and patents, but excluding certain trade accounts receivable, property and equipment, and accounts payable.

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

A summary of the results of operations of the discontinued Consumer operating unit follows:

	April 1, 2005 to December 1, 2005	For the year ended March 31,
	Fiscal 2006	2005
Net sales	$40,356	$48,673
Cost of goods sold	30,595	36,309
Gross profit	9,761	12,364
Operating expenses:
Selling, general and administrative	2,441	4,405
Research and development	887	1,338
Total operating expense	3,328	5,743
Operating income	6,433	6,621
Gain on sale of assets	-	-
Other expense (income)	(262)	13
Income from discontinued operations before income taxes	6,695	6,608
Income taxes from discontinued operations	1,527	1,562
Income from discontinued operations before, gain	5,168	5,046
Gain on disposition of discontinued operations (net of income tax)	9,039	-
Income from discontinued operations	$14,207	$5,046

Income from discontinued operations for the year ended March 31, 2007 was $121, representing interest income earned on the promissory notes receivable and partially offset by certain residual amounts as the business was unwound. No interest expense was allocated to discontinued operations, since none of the proceeds from the sale were used to pay down debt.

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

The Company has accounted for the sale of this business under the guidance of EITF 00-21. As part of the asset purchase agreement with Conair, the Company has agreed to supply Conair existing models of bathroom and kitchen scales at prices that approximate cost to manufacture the product. Accordingly, a significant portion of the $12,418 proceeds from the sale of the business was in fact an up-front payment for future lost margins. Of the $12,418 proceeds, $11,418 was received in February 2004, and additional $1,000 was released from escrow in April 2004. The estimated total gain (‘total gain’), prior to any deferral, was approximately $8,565. In order to arrive at the amount of the total gain on sale that should be deferred and amortized into future periods, the Company analyzed the estimated lost margins on an OEM basis for the Thinner® branded bathroom and kitchen scale models sold to Conair. The basis of the calculation was to determine the estimated remaining product lives for those Thinner® branded bathroom and kitchen scale models sold to Conair. Based upon this analysis, barring any new product introduction or material change to the competitive landscape, it is estimated that the Company would have been able to continue to sell these Thinner® branded bathroom and kitchen scale models into the marketplace for approximately an additional 4.25 years. Applying these factors, it was determined that $7,142 of the total gain should be deferred and amortized over the remaining life cycle of the Thinner® branded bathroom and kitchen scale models sold to Conair. Accordingly, the Company recorded a gain on the sale of the assets of $1,424 (reflected as ‘Gain on Sale of Assets’), and included $2,940, $2,978 and $398 in ‘net sales’ for the amortization of the deferred gain in the fiscal years ended March 31, 2006, 2005 and 2004, respectively. The balance of deferred gain of $826 remaining upon the sale of the Consumer business to FGL above was included in the gain on disposition of discontinued operations for the year ended March 31, 2006.

7. FINANCIAL INSTRUMENTS:

Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2007 and 2006. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2007		2006
	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$7,709	$7,709	$9,166	$9,166
Accounts receivable	34,774	34,774	19,381	19,381
Promissory notes receivable	3,316	3,316	3,297	3,297
Other receivables	1,876	1,876	3,409	3,409
Prepaids and other assets (current and long-term)	4,745	4,745	3,363	3,363

Financial liabilities:
Promissory notes payable	100	100	1,100	1,040
Accounts payable	17,742	17,742	11,337	11,337
Deferred acquisition payments	1,973	1,973	3,972	3,916
Foreign currency contracts	102	102	59	59
Capital lease obligation	2,165	2,165	2,786	2,786
Accrued compensation	6,616	6,616	3,116	3,116
Accrued expenses	2,447	2,447	2,190	2,190
Other liabilities (current and long-term)	4,695	4,695	3,730	3,730
Contingent consideration provision	-	-	3,517	3,517
Accrued litigation settlement
Revolver	42,010	42,010	-	-
Long-term debt	20,314	20.314	19,347	14,626

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions, except for foreign currency contracts, which are included in accrued expenses or other assets.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

For cash and cash equivalents, accounts receivable, notes receivable and other receivables, prepaid and other assets (current and long-term), promissory notes payable, accounts payable, accrued expenses other liabilities (non-derivatives, current and long-term), and foreign currency contracts, the carrying amounts approximate fair value because of the short maturity of these instruments or amounts have already been recorded at approximate fair value.

For promissory notes payable, deferred acquisition payments and capital lease obligation, the fair value is determined as the present value of expected future cash flows discounted at the current interest rate, which approximates rates currently offered by lending institutions for loans of similar terms to companies with comparable credit risk.

For long-term debt and revolver, the fair value of the Company’s long-term debt is estimated by discounting future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. The fair value of long-term debt and revolver approximates carrying value with the recent renegotiation of debt in April 2006 and the variable interest nature of the debt.

Foreign Exchange Risk Management

The Company has a number of currency contracts to manage exposure to fluctuations of the U.S. dollar relative to the Euro. These currency contracts have a total notional amount of $5,088 and $7,300 at March 31, 2007 and 2006, respectively. The exercise dates are through March 2008 at an average exchange rate of $1.275 (Euro to U.S. dollar conversion rate). Since these derivatives are not designated as cash-flow hedges under SFAS 133, changes in their fair value are recorded in earnings, not in accumulated other comprehensive income. As of March 31, 2007 and 2006, the fair value of these contracts was an asset and a liability of $102 and $59, respectively.

The aggregate foreign currency transaction exchange gain (loss) recorded in other income of the statement of operations was ($767), ($300) and $115 for the years ended March 31, 2007, 2006 and 2005, respectively.

8. LONG-TERM DEBT:

Long-term Debt and Revolving Credit Facility:

To support the financing of the acquisitions of YSI Temperature and BetaTherm (See Note 5), effective April 1, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Facility”) with GECC which, among other things, increased the Company’s existing credit facility from $35,000 to $75,000 and lowered the applicable LIBOR or Index Margin from 4.50% and 2.75%, respectively, to LIBOR and Index Margins of 2.75% and 1%, respectively. The term portion of the Amended Credit Facility totaled $20,000. Interest accrues on the principal amount of the borrowings at a rate based on either LIBOR plus a LIBOR margin, or at the election of the borrower, at an Index Rate (prime based rate) plus an Index Margin. Beginning on September 30, 2006, the applicable margins may be adjusted quarterly on a prospective basis based on a change in specified financial ratios. The term loan is payable in $500 quarterly installments plus interest beginning June 1, 2006 through March 1, 2011, with a final payment of $10,500 payable on April 3, 2011. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, annual capital expenditures, and other related items. The availability of the revolving credit facility is not based on any borrowing base requirements, but borrowings may be limited by certain financial covenants. The Company has provided a security interest in substantially all of the Company’s U.S. based assets as collateral for the Amended Credit Facility. At March 31, 2007, the Company was in compliance with applicable financial covenants.

As of March 31, 2007, the Company utilized the LIBOR based rate for approximately $54,000, and the balance utilized the Index based rate. The interest rate applicable to borrowings under the revolving credit facility was approximately 8.1% at March 31, 2007. As of March 31, 2007, the outstanding borrowings on the revolver, which is classified as long-term debt, were $42,010, and the Company had the right to borrow an additional $12,990 under the revolving credit facility. Commitment fees on the unused balance were equal to .375% per annum of the average amount of unused balances.

Previous Long-term debt and Revolving Credit Facility

On December 17, 2004, the Company entered into a $35,000 five-year credit agreement with GECC, comprised of a $20,000 term loan and $15,000 revolving credit facility. JP Morgan Chase Bank, N.A. and Wachovia Bank, National Association participated in the syndication. On April 1, 2006, the $35,000 credit agreement was replaced by the Amended Credit Facility of $75,000. Interest accrued on the principal amount of borrowings at a rate based on either a London Inter-bank Offered Rate (LIBOR) rate plus a LIBOR margin or at an Index (a prime based) Rate plus an Index Margin. The LIBOR or Index Rate was at the election of the borrower. From the closing date to the second anniversary date of the closing, the applicable LIBOR and Index Margins were 4.50% and 2.75%, respectively, and from the second anniversary, the applicable LIBOR and Index Margins were 4.25% and 2.50%, respectively, subject to a 2% increase upon the occurrence of an event of default under the credit agreement. The term loan was payable in twenty installments beginning on March 1, 2005 through December 17, 2009. Proceeds from the new credit facility were primarily used to support the acquisition of Humirel, ordinary working capital and general corporate needs.

As of March 31, 2006, the Company utilized the prime based Index Rate, and the interest rate applicable to borrowings under the revolving credit facility was 10.50%. As of March 31, 2006, the outstanding borrowings on the term loan and revolver, which is included in short-term debt, were $17,500 and $3,500, respectively. The weighted average amount of borrowings and weighted average interest rate for the above facilities during the twelve months ended March 31, 2006 were $20,213 and 9.45%, respectively. Commitment fees on the unused balance were equal to .5% per annum of the average amount of unused balances and commitment fees paid during the year ended March 31, 2006 was $69.

Promissory Notes

In connection with the acquisition of Elekon Industries USA, Inc., the Company issued unsecured Promissory Notes (the “Notes”) totaling $3,000, of which $100 and $1,100 was outstanding at March 31, 2007 and 2006, respectively. At March 31, 2007 and 2006, $100 and $1,000, respectively, were considered current. The Notes amortize over a period of three years, are payable quarterly and bear interest at 6%.

Other Short-Term Debt

In connection with the acquisition of Entran, Humirel, HLP, and ATEX, the Company assumed outstanding short-term borrowings. At March 31, 2006, $277 of this assumed short-term borrowing remained outstanding and was included in short-term debt in the accompanying consolidated balance sheets. Below is a summary of Other Short-Term Debt outstanding at March 31, 2006, which were paid during 2007:

2006
Short-term debt:
Revolver	$3,500
European short-term borrowings	277
$3,777

Long-Term Debt and Promissory Notes

Below is a summary of the long-term debt and promissory notes outstanding at March 31, 2007 and 2006:

The principal payments of long-term debt, revolver and promissory notes are as follows:

	2007	2006

Prime or LIBOR plus 2.75% or 1% five-year term loan with a final installment due on March 31, 2011	$18,000	$17,500
Governmental loans from French agencies at no interest and payable based on R&D expenditures.	744	535
Term credit facility with six banks at an interest rate of 4% payable through 2010.	1,009	750
Bonds issued at an interest rate of 3% payable through 2009.	467	423
Term credit facility with two banks at interest rates of 3.9%-4.0% payable through 2009.	94	139
	20,314	19,347
Less current portion of long-term debt	2,753	2,553
	$17,561	$16,794

6% promissory notes payable in six quarterly installments through July 1, 2007	$100	$1,100
Less current portion of promissory notes payable	100	1,000
	$-	$100

The principal payments of long-term debt, revolver and promissory notes are as follows:

Year	Term	Other	Subtotal	Notes Payable	Revolver	Total
2008	$2,000	$753	$2,753	$100	-	$2,853
2009	2,000	1,105	$3,105	-	-	3,105
2010	2,000	242	$2,242	-	-	2,242
2011	1,500	173	$1,673	-	-	1,673
2012	10,500	25	$10,525	-	42,010	52,535
Thereafter	-	16	$16	-	-	16
Total	$18,000	$2,314	$20,314	$100	$42,010	$62,424

9. SHAREHOLDERS’ EQUITY:

Capital Stock:

The Company is authorized to issue 21,200,000 shares of capital stock, of which 221,756 shares have been designated as serial preferred stock and 20,978,244 shares have been designated as common stock. Each share of common stock has one vote. The Board of Directors has the authority without further action by shareholders to issue up to 978,244 shares of blank check preferred stock, none of which are issued or outstanding.

Accumulated Other Comprehensive Income:

Accumulated other comprehensive income consists of foreign currency translation adjustments. The largest portion of the cumulative translation adjustment relates to the Company’s European and Asian operations and reflects the changes in the Euro and RMB exchange rates relative to the US dollar.

10. BENEFIT PLANS:

Defined Contribution Plans:

The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. Substantially all of its U.S. employees are eligible to participate after completing three months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions. The Company recorded an expense of $579 under the plan for the fiscal year ended March 31, 2007. For the fiscal year ended March 31, 2006 and 2005, the Company recorded an expense of $244 and $241, respectively.

Defined Benefit Plans:

The Company’s European operations maintain certain supplemental defined benefit plans for substantially all of its employees. The gross amount of the future benefit to be paid for pension and retirement will be fully covered through a specific contract subscribed through an insurance company. Annual payments for this obligation total approximately $48.

Employee Stock Purchase Plan:

In September 2006, the Company established The Measurement Specialties, Inc. 2006 Employee Stock Purchase Plan (“ESPP”) under Section 423 of the Internal Revenue Code to provide employees of the Company and certain of its subsidiaries with an opportunity to purchase shares of the Company’s common stock through accumulated payroll deductions. The purchase price for shares of the Company’s common stock under the ESPP is 95% of the lower of the closing value of the Company’s common stock on the first or last trading day of an offering period. In accordance with Statement of Position (“SOP”) 93-6, Employers’ Accounting for Employee Stock Ownership Plans, shares held by the ESPP are considered outstanding upon the commitment date for issuance for purposes of calculating diluted net income per commons share. The ESPP is accounted for and within the safe-harbor provisions of SFAS No. 123R. On April 4, 2007, the Company issued 2,734 shares as part of the initial offering period ending March 31, 2007, and accordingly, these shares were considered outstanding as of March 31, 2007 in the calculation of diluted net income per share.

11. RELATED PARTY TRANSACTIONS:

Executive Services and Non-Cash Equity Based Compensation

On April 21, 2003, the Compensation Committee of the Company’s Board of Directors reached a verbal agreement with Frank Guidone regarding his long term retention as Chief Executive Officer. Definitive agreements memorializing this arrangement were entered into on July 22, 2003, between the Company and Four Corners Capital Partners, LP (‘Four Corners’), a limited partnership of which Mr. Guidone is a principal. Pursuant to this arrangement, Four Corners made Mr. Guidone available to serve as the Company’s Chief Executive Officer for which it will receive an annual fee of $400 (plus travel costs for Mr. Guidone) and will be eligible to receive a performance-based bonus. The agreement was for an indefinite period of time and both parties had the right to terminate the agreement on sixty day’s advance notice. During fiscal year 2006 and 2005, the Company paid an aggregate of $400 for compensation each year and $129 and $96 for the reimbursement of travel costs, respectively, to Four Corners under this agreement.

On April 5, 2006, the Company entered into an Employment Agreement with Mr. Guidone, the current Chief Executive Officer of the Company, effective as of March 30, 2006 (the “Employment Agreement”). The Employment Agreement is for an initial term of two years with automatic renewal for successive one-year terms unless either party gives timely notice of non renewal.

Under the terms of the Employment Agreement, Mr. Guidone will continue to serve as the Chief Executive Officer of the Company at an annual base salary of $450. Pursuant to the terms of the Employment Agreement dated March 30, 2006, Mr. Guidone received an option to purchase 300,000 shares of the Company’s common stock at an exercise price per share equal to the fair market value of a share of the Company’s common stock on March 30, 2006 (the “Options”). The Options were granted pursuant to the Company’s 2006 Stock Option Plan. In addition, Mr. Guidone received a prepaid bonus in the amount of $50 in connection with the execution of the Employment Agreement. This prepaid bonus shall be credited against the aggregate of any bonus amounts payable to the CEO in fiscal 2007. Mr. Guidone shall also be eligible to receive an annual bonus pursuant to the Company’s Bonus Plan, payable in accordance with the terms thereof, based upon annual performance criteria and goals established by the Compensation Committee of the Board of Directors of the Company.

12. INCOME TAXES:

Income from continuing operations before minority interest and income taxes consists of the following:

	2007	2006	2005

Domestic	$(2,515)	$4,828	$6,860
Foreign	18,123	8,723	5,608
Income before income taxes and minority interest	15,608	13,551	12,468
Minority interest	524	-	-
Income before income taxes	$15,084	$13,551	$12,468

The income tax provision (benefit) from continuing operations consists of the following:

	2007	2006	2005
Current
Federal	$64	$153	$35
Foreign	3,492	930	429
State	144	45	279
Total	$3,700	$1,128	$743
Deferred
Federal	233	1,058	2,115
Foreign	(776)	(157)	(469)
State	(30)	1,195	299
Total	(573)	2,096	1,945
	$3,127	$3,224	$2,688

Differences between the federal statutory income tax rate and the effective tax rates using income from continuing operations before income taxes and after minority interest of $15,084 are as follows:

	2007	2006	2005
Statutory tax rate	34.0%	34.0%	34.0%
Return to provision adjustment	0.6%	-	-
Effect of foreign taxes	-20.4%	-16.4%	-14.1%
State taxes and other	0.8%	6.0%	1.7%
Valuation allowance	0.5%	0.4%	-
Permanent items	5.9%	0.3%	0.2%
Rate changes	-0.5%	-	-
Other	-0.2%	-0.5%	-0.2%
	20.7%	23.8%	21.6%

The difference between the Federal statutory rate and the effective tax rate relates primarily to reduce income tax applied to pre-tax income generated by the Company’s foreign subsidiaries. The Company considers undistributed earnings of its foreign subsidiaries to be indefinitely reinvested outside of the United States, and accordingly, no U.S. deferred taxes have been recorded with respect to such earnings. Should the earnings be remitted as dividends, the Company may be subject to additional U.S. taxes net of allowable foreign tax credits. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings. The larger permanent items in 2007 include incentive stock options, Sub-Part F income and non-deductible foreign currency translation items, as well as meals and entertainment.

The Company has received on an annual basis over the past 8 years certain tax reductions from the tax authorities in China, as the Company qualifies as a high-technology and export business enterprise. This special tax status provides the Company, among other things, reductions in statutory national and local tax rates in China from approximately 15% to approximately 10%. These reduced tax rates have resulted in tax reductions of approximately $642, or $0.04 per share, $420, or $0.03 per share, and $288, or $0.02 per share for fiscal years ended March 31, 2007, 2006, and 2005, respectively. This special tax status is renewed annually provided that the Company meets certain threshold targets. China enacted higher tax rates which will be effective January 2008, and the Company’s tax rate in China is expected to increase from 10% to 15% beginning April 1, 2008. If the Company does not obtain the annual special tax status in China, tax rates could be between 15% to 25%.

The Hong Kong statutory corporate tax rate, at which the Company's Hong Kong Subsidiaries' earnings are taxed, is 17.5%. The statutory tax rates for the Company's subsidiaries in France and Germany are approximately 33% and 38%, respectively. The statutory tax rates in Ireland are 10% for trade operating income and 25% for passive income such as interest.

The significant components of the net deferred tax assets from continuing operations consist of the following:

	2007	2006
Current deferred tax assets:
Net operating loss	2,034	443
Accounts receivable allowance	162	87
Inventory	792	803
Accrued expenses	1,937	321
Other	386	59
Total current deferred tax assets	$5,311	$1,713

Current deferred tax liabilities:
Basis difference in fixed assets	(166)	-
Basis difference in acquired intangible assets	(427)	(203)
Total	$(593)	$(203)

Net current deferred tax assets	$4,718	$1,510

Long-term deferred tax assets:
AMT and other credit carry-forwards	878	594
Warranty and other accrued expenses	34	6
Net operating loss carryforwards	10,541	12,828
Stock Options	441	194
Other	810	156
Total long term asset	$12,704	$13,778
Valuation allowance	(141)	(58)
Net long-term deferred tax assets	$12,563	$13,720

Long-term deferred tax liability
Basis difference in fixed assets	-	(152)
Basis difference in acquired intangible assets	(3,726)	(2,401)
Other	(477)	(382)
Total long term liability	$(4,203)	$(2,935)
Net long term deferred tax asset (liability)	$8,360	$10,785

Net deferred tax assets	$13,078	$12,295

The following are the net deferred tax assets and deferred tax liabilities by jurisdiction:

Current deferred tax assets:
Domestic	4,837	1,507
Europe	295	74
China and Hong Kong	179	132
Total	$5,311	$1,713

Non-current deferred tax assets:
Domestic	6,804	8,889
Europe	5,425	4,668
China and Hong Kong	334	163
Total	$12,563	$13,720
Total deferred tax assets	$17,874	$15,433

Current deferred tax liabilities:
Domestic	(580)	(203)
Europe	(13)	-
China and Hong Kong	-	-
Total	$(593)	$(203)

Non-current deferred tax liabilities:
Domestic	(1,763)	(1,074)
Europe	(2,428)	(1,861)
China and Hong Kong	(12)	-
Total	$(4,203)	$(2,935)
Total deferred tax liabilities	$(4,796)	$(3,138)
Net deferred tax assets	$13,078	$12,295

The Company does not have an overall valuation allowance for deferred tax assets. The analysis of positive evidence which could be objectively verified supports the conclusion that an overall valuation allowance is not applicable and outweighs any negative evidence. Current and expected results of the Company supports that the overall valuation allowance is not needed and it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The valuation allowance of $141 and $58 at March 31, 2007 and 2006, respectively, primarily relates to two of the Company's subsidiaries in Germany and one in Barbados, which were shut-down, and consequently, the related deferred tax assets are not expected to be realized.

The Company has U.S. federal and state net operating loss carry-forwards of approximately $20,704 and $25,219, respectively, which expire beginning in fiscal year 2022.  The Company has net operating loss carry-forwards in Germany and France of approximately $11,723 and $659, respectively, which are not subject to expiration. The Company has net operating loss carry-forwards in Ireland and Hong Kong totaling 4 and $171, respectively, which are not subject to expiration. The Company has a federal AMT tax credit carry-forward of approximately $175, which does not expire.

13. EARNINGS PER SHARE INFORMATION:

Basic per share information is computed based on the weighted-average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, less the shares that may be repurchased with the funds received from their exercise. The following is a reconciliation of the numerators and denominators of basic and diluted EPS computations for the years ended March 31, 2007, 2006 and 2005, respectively:

	Net income (Numerator)	Weighted Average Shares in thousands (Denominator)	Per-Share Amount
March 31, 2007:
Basic per share information	$14,234	14,156	$1.01
Effect of dilutive securities	-	267	(0.02)
Diluted per-share information	$14,234	14,423	$0.99

March 31, 2006:
Basic per share information	$24,534	13,704	$1.79
Effect of dilutive securities	-	652	(0.08)
Diluted per-share information	$24,534	14,356	$1.71

March 31, 2005:
Basic per share information	$14,826	13,392	$1.11
Effect of dilutive securities	-	703	(0.06)
Diluted per-share information	$14,826	14,095	$1.05

For the years ended March 31, 2007, 2006 and 2005, respectively, an aggregate of 1,147,918, 400,575, and 327,550 options, respectively, were excluded from the earnings per share calculation because their effect would be anti-dilutive.

14. STOCK OPTION PLANS:

The Company’s stock option plans are administered by the compensation committee of the Board of Directors, which approves grants to individuals eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. The C.E.O. can also grant individual awards up to certain limits as approved by the compensation committee. Terms for stock-option awards include pricing based on the closing price on the award date, and generally vest up to five years and such awards are generally granted based on the individual’s performance. Shares issued under stock option plans are newly issued common stock.

Options to purchase up to 1,000,000 shares of common stock may be granted under the Company’s 2006 Stock Option Plan (the ‘2006 Plan’) until its expiration on February 29, 2016. Shares issuable under 2006 Plan grants which expire or otherwise terminate without being exercised become available for later issuance. A total of 644,000 options to purchase shares were outstanding at March 31, 2007 under the 2006 plan.

On July 28, 2003, the Board of Directors adopted the Measurement Specialties, Inc. 2003 Stock Option Plan (the “2003 Plan”), which was approved by shareholders at the 2003 Annual Meeting on September 23, 2003. Options to purchase up to 1,000,000 common shares were eligible to be granted under the 2003 Plan, and as of March 31, 2007, 2006, and 2005 respectively, 853,600, 908,880 and 564,450, stock options were issued and outstanding under the 2003 Plan.

Options to purchase up to 1,500,000 shares of common stock may be granted under the Company’s 1998 Stock Option Plan, (the ‘1998 Plan’) until its expiration on October 19, 2008. Shares issuable under 1998 Plan grants which expire or otherwise terminate without being exercised become available for later issuance. A total of 412,062, 562,984, and 941,499 options to purchase shares were outstanding at March 31, 2007, 2006 and 2005, respectively under the 1998 Plan.

Options to purchase up to 1,828,000 common shares were eligible to be granted under the Company’s 1995 Stock Option Plan and its predecessor plan (together the ‘1995 Plan’), until its expiration on September 8, 2005. Shares issuable under 1995 Plan grants which expire or otherwise terminate without being exercised become available for later issuance. All shares eligible for grant were issued prior to April 1, 1999.

Options under all Plans generally vest over requisite service periods of up to five years, and expire no later than ten years from the date of grant. Options may, but need not, qualify as ‘incentive stock options’ under section 422 of the Internal Revenue Code. Tax benefits are recognized upon nonqualified exercises and disqualifying dispositions of shares acquired by qualified exercises. There were no changes in the exercise prices of outstanding options, through cancellation and re-issuance or otherwise, for 2007, 2006, or 2005. The number of shares remaining for future issuance under equity compensation plans totaled 407,165, 131,103, and 768,975 as of March 31, 2007, 2006, and 2005, respectively.

A summary of stock options outstanding as of March 31, 2007 and changes during the twelve months then ended is presented below:

	Number of outstanding shares exercisable		Weighted-Average Exercise Price
	Outstanding	Exerciseable	Outstanding	Exerciseable
March 31, 2006	1,471,864	500,570	17.45	9.87
Granted at market	485,000		23.19
Granted above market	300,000		25.52
Forfeited	(80,202)		21.80
Exercised	(267,000)		6.75
March 31, 2007	1,909,662	641,180	21.46	16.87

The aggregate intrinsic value of options outstanding at March 31, 2007, was $4,755 and had a weighted-average remaining contractual life of 5.9 years. Of these options outstanding, 641,180 were exercisable and 583,474 were expected to vest, and had an aggregate intrinsic value of $4,322 with a weighted-average remaining contractual life of 3.7 years. The following table provides information related to options exercised during the years ended March 31, 2007, 2006, and 2005:

	2007	2006	2005
Total intrinsic value	$4,316	$6,706	$5,750
Cash received upon exercise of options	1,865	2,887	1,200
Related tax benefit realized	1,276	784	1,100

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model (graded vesting schedule with traunche by traunche measurement and recognition of compensation cost) with the following weighted-average assumptions:

	2007	2006	2005
Dividend yield	-	-	-
Expected Volality	38.90%	35.34%	33.26%
Risk-Free Interest Rate	4.85%	4.40%	1.85%
Expected term (in years)	2.0	2.0	4.0
Weighted-average grant-date fair value	$7.54	$8.59	$8.10

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

In order to provide an appropriate expected volatility, one which marketplace participants would likely use in determining an exchange price for an option, the Company revised, during the quarter ended September 30, 2006, the method of calculating expected volatility by disregarding a period of the Company’s historical volatility data not considered representative of expected future volatility and replacing the disregarded period of time with peer group data. The Company considers the period of time disregarded to be within the “rare” situations stated in Security Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). The Company experienced, during the period of time leading up to and after the restructuring in May 2002, a rare series of events, including a going concern situation, financial statement restatement, a class action shareholder lawsuit, an SEC investigation, a $4.4 million asset write-down, significant net losses, and a halt in the trading of the Company’s common stock, none of which are expected to recur in the future.

Based on calculations using the Black-Scholes-Merton option pricing model, the weighted-average fair value per share of options granted during the years ended March 31, 2007, 2006, and 2005 was $7.54, $8.59, and $8.10, respectively.

At March 31, 2007, there was $7,033 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2.7 years. The unrecognized compensation cost above is not adjusted for estimated forfeitures. Including estimated forfeitures, at March 31, 2007, there was $5,179 of unrecognized compensation cost related to share-based payments.

15. COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases certain property and equipment under non-cancelable operating leases expiring on various dates through March 2015. The Company provided an unconditional guarantee up to a maximum amount of $1,000 under a property sub-lease if the sub-lessor defaults. Expenses for leases that include escalated lease payments are recorded on a straight-line basis over that base lease period, in accordance with SFAS No. 13. Rent expense, including real estate taxes, insurance and maintenance expenses associated with net operating leases approximates $4,607 for 2007, $2,594 for 2006, and $1,742 for 2005. At March 31, 2007, total minimum rent payments under leases with initial or remaining non-cancelable lease terms of more than one year were:

	Years ending March 31,
	2008	2009	2010	2011	2012	Thereafter
Minimum operating lease rent payments	$3,945	$3,354	$2,447	$1,791	$1,094	3,195

Minimum payments have not been reduced by minimum sublease rentals of $150 per year due in the future under non-cancelable subleases.

The Company is obligated under capital lease arrangements for certain equipment. At March 31, 2007 and 2006, the gross amount of equipment and related accumulated amortization recorded under capital leases were $2,165 and $2,786, respectively.

Below is a schedule of future payments under capital leases:

	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
Capital lease obligations	$811	694	634	26	-	-	$2,165

Amortization of assets held under capital leases is included with depreciation expense.

Litigation:

Pending Legal Matters

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

The Honorable Dan Samuel v. Measurement Specialties, Inc., Case No. 3:06 cv 1005. On June 29, 2006, the Company was sued by a former director of the Company in the United States District Court for the District of Connecticut. In this matter, the plaintiff, The Honorable Dan Samuel, a former director of the Company, allowed his stock options to terminate before he attempted to exercise them. Mr. Samuel claimed that the Company misled him with respect to when his options terminated/expired and asserts claims against the Company for negligent misrepresentation, fraud, breach of contract, and conversion and sought damages in an amount not less than $450 plus interest and costs. On August 30, 2006, the Company filed a motion to dismiss. At a conference before the Court, the Court suggested that Mr. Samuel file an amended complaint and that the Company, instead of moving to dismiss, answer the amended complaint, take some discovery and then renew its motion to dismiss as a motion for summary judgment at the conclusion of discovery. Consistent with the Court's direction, on October 12, 2006, Mr. Samuel filed an amended complaint which contained counts asserting negligent misrepresentation, fraud, breach of contract, conversion and promissory estoppel. The Company answered the amended complaint and have asserted numerous affirmative defenses. On April 16, 2007, the Company reached an agreement in principle to settle this lawsuit. Pursuant to the agreement, the case was settled on a no fault basis in exchange for a payment by the Company in the amount of $225 to Mr. Samuel. On May 7, 2007, a Stipulation of Dismissal of with Prejudice and without cost as to all causes of Action by Dan Samuel was filed with the United States District Court for the District of Connecticut. The settlement of this matter resulted in an expense of $225 in fiscal 2007.

Robert L. DeWelt v. Measurement Specialties, Inc. et al., Civil Action No. 02-CV-3431. On July 17, 2002, Robert DeWelt, the former acting Chief Financial Officer and former acting general manager of the Company’s Schaevitz Division, filed a lawsuit against the Company and certain of the Company’s officers and directors in the United States District Court of the District of New Jersey. Mr. DeWelt resigned on March 26, 2002 in disagreement with management’s decision not to restate certain of the Company’s financial statements. The lawsuit alleges a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt seeks an unspecified amount of compensatory and punitive damages. The Company filed a Motion to Dismiss this case, which was denied on June 30, 2003. The Company answered the complaint and engaged in the discovery process, which has now concluded. On December 1, 2006, the Company filed a motion for summary judgment seeking dismissal of all claims. The Court denied the motion, but pursuant to the election of remedies provision of the New Jersey Conscientious Employee Protection Act, two of the common law claims were waived by Mr. DeWelt and dismissed by the Court. The trial of this case was scheduled for June 2007. On June 1, 2007, Mr. DeWelt voluntarily dismissed his claim for breach of contract, intending to proceed to trial on only his claim under the New Jersey Conscientious Employee Protection Act.  However, the parties orally agreed to a confidential settlement in the amount of $1,050 and the Court cancelled the trial.  The parties have now executed a settlement agreement to writing and will file a stipulation dismissing the lawsuit with prejudice once the agreement is signed and the settlement payment is issued. Accordingly, the Company accrued a liability for the DeWelt matter in the amount of $1,050 at March 31, 2007.

Acquisition Earn-Outs:

As disclosed in Note 5, in connection with the ATEX acquisition, the Company had potential performance based earn-out obligations totaling $1,888, of which approximately $933 remains accrued at March 31, 2007 for the final two earn-out payments, because satisfaction of the sales growth objective is considered probable.

16. SEGMENT INFORMATION:

The Company has one reportable segment, the Sensor business. The Company sold the Consumer segment on December 1, 2005. For a description of the products and services of the Sensor business, see Note 1.

The Company continues to have one reporting segment, a sensor business, under the guidelines established with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, because, among other things, the criteria for aggregation.

Geographic information, excluding discontinued operations, for revenues based on country of destination, and long-lived assets based on country of location, which includes property, plant and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization follows:

Net Sales:	2007	2006	2005
United States	$136,485	$90,387	$67,140
Europe and other	48,165	22,030	16,322
China	15,600	9,000	8,806
Total:	$200,250	$121,417	$92,268

Long lived assets:
United States	$5,969	$4,230	$2,653
Europe and other	10,609	8,428	3,182
Asia	10,981	9,428	6,854
Total:	$27,559	$22,086	$12,689

17. CONCENTRATIONS:

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, are principally cash, long-term debt, trade accounts receivable and note receivable.

The Company generally maintains its cash equivalents at major financial institutions in the United States, Europe, Hong Kong, and China. Cash held in foreign institutions amounted to $6,807 and $8,773 at March 31, 2007 and 2006, respectively. The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy.

Measurement Specialties Sensor (China) Ltd. is subject to certain Chinese government regulations, including currency exchange controls, which limit cash dividends and loans to Measurement Specialties Sensor (Asia) Limited and Measurement Specialties, Inc. At March 31, 2007 and 2006, Measurement Specialties Sensors (China) Ltd.’s net assets approximated $23,810 and $18,503, respectively.

Accounts receivable are concentrated in the United States and Europe and the note receivable is concentrated in Hong Kong. At March 31, 2007 and 2006, accounts receivable in the United States totaled $20,344 and $11,109, respectively, and accounts receivable in Europe totaled $9,818 and $4,853, respectively. To limit credit risk, the Company evaluates the financial condition and trade payment experience of customers to whom credit is extended. The Company generally does not require customers to furnish collateral, though certain foreign customers furnish letters of credit.

The Company manufactures the substantial majority of its non-temperature and non-optical sensor products in the Company’s factory located at leased premises in Shenzhen, China. Sensors are also manufactured at the Company’s United States leased facilities located in Virginia, and California and at two of the Company’s facilities in France and Germany. The Company manufactures a significant portion of the temperature sensors at leased facilities in Ohio and in Ireland. Substantially all of the Company’s optical products are assembled in India, by a single supplier, Opto Circuits. A larger portion of the Company’s temperature sensors are manufactured by Betacera Inc., a Taiwanese-based contract manufacturer in China. Additionally, most of the Company’s products contain key components, which are obtained from a limited number of sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond the Company’s control, including, political, economic and legal uncertainties resulting from the Company’s operations outside the U.S.

Our largest Sensor business customer, a large U.S. OEM automotive supplier, accounted for approximately 15.0% of our net sales during fiscal 2007, approximately 18.1% of our net sales during fiscal 2006, and approximately 15.3% of our sales during fiscal 2005. No other customers accounted for more than 10% during the fiscal years ended March 31, 2007, 2006 and 2005.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Presented below is a schedule of selected quarterly operating results.

	First Quarter Ended June 30	Second Quarter Ended Sept. 30	Third Quarter Ended Dec. 31	Fourth Quarter Ended March 31
Year Ended March 31, 2007
Net sales	$45,991	$50,111	$49,766	$54,382
Gross profit	20,575	21,296	21,653	23,923
Net income from continuing operations	2,429	3,379	3,334	2,815
Income (loss) from discontinued operations net of taxes before gain	23	(49)	(4)	151
Gain on disposition of discontinued operations (net of income tax)	-	-	2,156	-
Net Income	2,452	3,330	5,486	2,966
Income - continuing operations
EPS basic	0.17	0.24	0.24	0.20
EPS diluted	0.17	0.24	0.23	0.19
Income (loss) - discontinued operations
EPS basic	-	-	-	0.01
EPS diluted	-	(0.01)	-	0.02
Income gain on disposition of discontinued operations
EPS basic	-	-	0.15	-
EPS diluted	-	-	0.15	-
Year Ended March 31, 2006
Net sales	$25,278	$29,571	$31,006	$35,562
Gross profit	12,562	13,742	14,556	15,766
Net income (loss) from continuing operations	1,273	2,428	3,734	2,892
Income from discontinued operations net of taxes before gain	1,663	1,917	1,565	23
Gain on disposition of discontinued operations (net of income tax)	-	-	9,040	(51)
Net Income	2,936	$4,345	$14,338	$2,915
Income - continuing operations
EPS basic	0.09	0.18	0.27	0.21
EPS diluted	0.09	0.17	0.26	0.20
Income - discontinued operations
EPS basic	0.12	0.14	0.11	-
EPS diluted	0.12	0.13	0.11	-
Income gain on disposition of discontinued operations
EPS basic	-	-	0.67	-
EPS diluted	-	-	0.64	-

Earnings per share are computed independently for each of the quarters presented, on the basis described in Note 14. The sum of the quarters may not be equal to the full year earnings per share amounts. There was an adjustment of approximately $695 during the third quarter of fiscal 2006 that increased income tax expense. This adjustment was the revaluation of the related U.S. net deferred tax assets based on a lower estimated effective U.S. tax rate. Also impacting quarterly results during fiscal 2006, the Company made several acquisitions, the timing of which had a larger impact during the third and fourth quarters. These year end adjustments primarily related to: (i) adjustments with the allocation of income to jurisdictions with lower tax rates based on the review of various transfer pricing factors, (ii) the recordation of additional deferred tax assets and (iii) the amortization of certain deferred tax liabilities associated with recent acquisitions. During the quarter ended March 31, 2007, the Company recorded $1,275 in litigation settlement charges and approximately $620 in tax adjustments related to the year end tax provision. The Company assessed the impact of these adjustments relative to the first three quarters and prior year, and determined there was no material impact of the periods reported.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 31, 2007, 2006, and 2005

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts Describe		Deductions-Describe		Balance at End of Period
Year ended March 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$447	$258	$30 (e	)	$(219)	(a)	$516
Sales return and allowance	60	102	-		(162)	(b)	-
Inventory allowance	3,296	1,508	9 (e	)	(1,655)	(c)	3,158
Valuation allowance for deferred taxes	58	83	-		-		141
Warranty Reserve	146	432	59 (e	)	(236)	(d)	401
Year ended March 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$244	$250	$(45) (e	)	$(2)	(a)	$447
Sales return and allowance	-	60	-		-	(b)	60
Inventory allowance	2,670	1,561	(1) (e	)	(934)	(c)	3,296
Valuation allowance for deferred taxes	-	-	58 (e	)	-	(e)	58
Warranty Reserve	70	32	92 (e	)	(48)	(d)	146
Year ended March 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$183	$(70)	$-		$131	(a)	$244
Sales return and allowance	(1)	5	-		(4)	(b)	-
Inventory allowance	3,137	(79)	-		(388)	(c)	2,670
Valuation allowance for deferred taxes	-	-	-		-		-
Warranty Reserve	89	(73)	-		54	(d)	70

S-1