Form 10-Q
period 2007-06-30
Measurement Specialties Inc
filed 2007-08-08
CIK 778734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 1-11906

MEASUREMENT SPECIALTIES, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

New Jersey	22-2378738
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,296,301 shares of common stock, no par value per share, as of August 1, 2007.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS
JUNE 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,
(Amounts in thousands, except per share amounts )	2007	2006
Net sales	$53,151	$45,991
Cost of goods sold	30,267	25,416
Gross profit	22,884	20,575
Total operating expenses	16,590	15,521
Operating income	6,294	5,054
Interest expense, net	1,186	1,738
Foreign currency exchange and other expense	138	245
Income from continuing operations before minority interest and income taxes	4,970	3,071
Minority interest, net of income taxes of $55 and $24, respectively	82	74
Income tax expense from continuing operations	1,173	568
Income from continuing operations	3,715	2,429
Discontinued operations:
Income from discontinued operations before income taxes	36	29
Income tax expense from discontinued operations	6	6
Income from discontinued operations	30	23
Net income	$3,745	$2,452

Net income per common share - Basic:
Income from continuing operations	$0.26	$0.17
Income from discontinued operations	-	-
Net income per common share - Basic	$0.26	$0.17

Net income per common share - Diluted:
Income from continuing operations	$0.26	$0.17
Income from discontinued operations	-	-
Net income per common share - Diluted	$0.26	$0.17

Weighted average shares outstanding - Basic	14,287	14,028
Weighted average shares outstanding - Diluted	14,461	14,442

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands)	June 30, 2007	March 31, 2007

ASSETS

Current assets:
Cash and cash equivalents	$12,754	$7,709
Accounts receivable, trade, net of allowance for doubtful accounts of $527 and $516, respectively	32,749	34,774
Inventories, net	38,684	37,231
Deferred income taxes, net	4,456	4,718
Prepaid expenses and other current assets	2,532	3,057
Other receivables	626	420
Due from joint venture partner	1,039	1,456
Current portion of promissory note receivable	1,946	2,465
Total current assets	94,786	91,830

Property, plant and equipment, net	28,325	27,559
Goodwill	77,462	77,397
Acquired intangible assets, net	16,315	17,006
Deferred income taxes, net	8,185	8,360
Promissory note receivable, net of current portion	567	851
Other assets	1,712	1,688
Total Assets	$227,352	$224,691

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands)	June 30, 2007	March 31, 2007

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of promissory notes payable	$50	$100
Current portion of deferred acquisition obligation	2,221	1,973
Current portion of long-term debt	2,731	2,753
Current portion of capital lease obligation	793	811
Accounts payable	20,547	17,742
Accrued expenses	4,295	2,447
Accrued compensation	5,818	6,616
Income taxes payable	2,959	3,089
Other current liabilities	2,192	4,089
Accrued litigation settlement expenses	-	1,275
Total current liabilities	41,606	40,895

Revolver	40,010	42,010
Long-term debt, net of current portion	17,136	17,561
Capital lease obligation, net of current portion	1,180	1,354
Other liabilities	294	606
Total liabilities	100,226	102,426

Minority Interest	1,574	1,628

Shareholders' equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	-	-
Common stock, no par; 20,000,000 shares authorized; 14,286,301 and 14,280,364 shares issued and outstanding, respectively	-	-
Additional paid-in capital	74,229	73,399
Retained earnings	49,242	45,497
Accumulated other comprehensive income	2,081	1,741
Total shareholders' equity	125,552	120,637
Total liabilities, minority interest and shareholders' equity	$227,352	$224,691

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE QUARTER ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

(Amounts in thousands)	Additional paid-in capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
Balance, March 31, 2006	$66,371	$31,263	$(2,137)	$95,497
Comprehensive income:
Net income	-	2,452	-	2,452	$2,452
Currency translation adjustment	-	-	1,631	1,631	1,631
Comprehensive income	-	-	-		$4,083
Non-cash equity based compensation (SFAS 123R)	580	-	-	580
Issuance of common stock for acquisition of BetaTherm	1,000	-	-	1,000
Proceeds from exercise of stock options	825	-	-	825
Balance, June 30, 2006	$68,776	$33,715	$(506)	$101,985

Balance, March 31, 2007	$73,399	$45,497	$1,741	$120,637
Comprehensive income:
Net income	-	3,745	-	3,745	$3,745
Currency translation adjustment	-	-	340	340	340
Comprehensive income	-	-	-		$4,085
Non-cash equity based compensation (SFAS 123R)	813	-	-	813
Proceeds from exercise of stock options	17	-	-	17
Balance, June 30, 2007	$74,229	$49,242	$2,081	$125,552

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended June 30,
(Amounts in thousands)	2007	2006
Cash flows from operating activities:
Net income	$3,745	$2,452
Less: Income from discontinued operations - Consumer	30	23
Income from continuing operations	3,715	2,429

Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	2,280	2,423
Loss (gain) on sale of assets	8	(19)
Provision for doubtful accounts	17	36
Provision for inventory reserve	439	450
Provision for warranty	30	38
Minority interest	82	74
Non-cash equity based compensation (SFAS 123R)	813	580
Deferred income taxes	(158)	(10)
Net change in operating assets and liabilities:
Accounts receivable, trade	2,206	(2,505)
Inventories	(1,328)	(3,727)
Prepaid expenses and other current assets and receivables	421	604
Other assets	398	6
Accounts payable	2,201	2,929
Accrued expenses and other liabilities	(929)	67
Accrued litigation settlement expenses	(1,275)	-
Income taxes payable	468	(744)
Net cash provided by operating activities from continuing operations	9,388	2,631
Cash flows used in investing activities from continuing operations:
Purchases of property and equipment	(2,341)	(2,010)
Proceeds from sale of assets	34	57
Acquisition of business, net of cash acquired	-	(46,360)
Net cash used in investing activities from continuing operations	(2,307)	(48,313)
Cash flows from financing activities from continuing operations:
Borrowing of long-term debt	-	21,885
Repayments of long-term debt	(606)	(18,123)
Borrowings of short-term debt, revolver and notes payable	1,135	45,917
Payments of short-term debt, revolver, leases and notes payable	(3,050)	(3,768)
Payments of capital leases	(215)	(52)
Minority interest payments	(243)	-
Proceeds from exercise of options	17	825
Net cash provided by (used in) in financing activities from continuing operations	(2,962)	46,684

Net cash provided by operating activities of discontinued operations	36	230
Net cash provided by investing activities of discontinued operations	802	473
Net cash provided by discontinued operations	838	703

Net change in cash and cash equivalents	4,957	1,705
Effect of exchange rate changes on cash	88	103
Cash, beginning of year	7,709	9,166
Cash, end of year	$12,754	$10,974

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$1,196	$831
Income taxes	682	175
Non-cash investing and financing transactions:
Deferred acquisition obligation	-	1,787
Issuance of stock in connection with acquisition of BetaTherm	-	1,000

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC.  AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Interim Financial Statements:

The information presented as of June 30, 2007 and for the three month periods ended June 30, 2007 and 2006 are unaudited, and reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of June 30, 2007 and the results of its operations and cash flows for the three month periods ended June 30, 2007 and 2006. The Company’s March 31, 2007 balance sheet information was derived from the audited consolidated financial statements for the year ended March 31, 2007, which are included as part of the Company’s Annual Report on Form 10-K.

The condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2007, which are included as part of the Company’s Annual Report on Form 10-K.

Description of Business:

Measurement Specialties, Inc. (the “Company”) is a global leader in designing, developing and manufacturing sensors for original equipment manufacturers and end users. The Company has eight primary manufacturing facilities strategically located in the United States, China, France, Ireland and Germany enabling the Company to produce and market world-wide a broad range of sensors that use advanced technologies to measure precise ranges of physical characteristics including pressure, position, force, vibration, humidity, photo-optics and temperature. These sensors are used for automotive, medical, consumer, military/aerospace and industrial applications. The Company’s sensor products include pressure and electromagnetic displacement sensors, transducers, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors, humidity and temperature sensors.

The majority of our sensors are devices that sense elements and transducers that convert mechanical information into a proportionate electronic signal for display, processing, interpretation or control. Sensors are essential to the accurate measurement, resolution and display of pressure, force, linear or rotary position, tilt, vibration, motion, humidity or temperature. Our other sensor products are transducers that convert an applied electrical signal into a mechanical motion corresponding to the amplitude and frequency of the electrical input.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries (the “Subsidiaries”), and its joint venture in Japan. All significant intercompany balances and transactions have been eliminated in the consolidation.

The Company has made the following acquisitions, which are included in the consolidated financial statements as of the effective date of such acquisition (See Note 6):

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

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46(R)”) (revised December 2003), Consolidation of Variable Interest Entities, the Company consolidates its one variable interest entity (“VIE”) for which the Company is the primary beneficiary. With the purchase of YSI Temperature, the Company acquired a 50 percent ownership interest in Nikisso-YSI, a joint venture in Japan. This joint venture is included in the consolidated financial statements of the Company at June 30, 2007 and 2006 and March 31, 2007. Assets of the consolidated VIE at June 30, 2007 and March 31, 2007 totaled $3,270 and $4,257, respectively, and total liabilities of the consolidated VIE at June 30, 2007 and March 31, 2007 totaled $713 and $1,243, respectively. Net sales of the consolidated VIE for the three months ended June 30, 2007 and 2006 totaled $962 and $928, respectively. Minority interest for the three months ended June 30, 2007 and 2006 is net of income taxes of $55 and $24, respectively. At June 30, 2007 and March 31, 2007, the joint venture had amounts due from its joint venture partner of $1,039 and $1,456, respectively, which represents funds held by Nikisso, the joint venture partner, in a short-term interest bearing arrangement.

As of April 1, 2007, pursuant to a restructuring of certain of the Company’s European operations, the Company established a new entity: MEAS Germany, which is a subsidiary of MEAS Europe. MEAS Germany is the primary German holding company and is the result of the consolidating and merging of the operations of MWS, HLP, and ATEX GmbH. The reorganization was effected to facilitate improved statutory reporting and there was no effect on the consolidated financial statements as a result of this reorganization.

Use of Estimates:

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, acquired intangibles and goodwill, valuation allowances for receivables, inventories and deferred income tax assets and liabilities, warranties, valuation of derivative financial instruments and stock-based compensation. Actual results could differ from those estimates. There have been no significant changes to the Application of Critical Accounting Estimates disclosure contained in the Company’s Form 10-K as of March 31, 2007, with the exception of the adoption of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, which is discussed below in “Recently Adopted Accounting Pronouncements.”

Recently Adopted Accounting Pronouncements:

On July 13, 2006, FIN 48 was issued. FIN 48 clarifies the accounting for uncertainty in income tax recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (“SFAS No. 109”). FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under the guidelines of FIN 48, an entity should recognize a financial statement benefit for a tax position if it determines that it is more likely than not that the position will be sustained on examination. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

The Company adopted the provisions of FIN 48 effective April 1, 2007. The Company has historically applied the more-likely-than-not recognition threshold, and as a result, the implementation of FIN 48 did not have an impact on the Company’s financial statements. The amount of unrecognized tax benefit was $633 at April 1, 2007. The total amount of unrecognized tax benefit at April 1, 2007, that, if recognized, would be recorded against goodwill. Based on the expiration of the statute of limitations for specific jurisdictions, the related unrecognized tax benefit for positions previously taken may change in the next twelve months by approximately $160.

The Company recognizes non-acquisition exposures for interest related to unrecognized tax benefits in “Interest expense” and penalties related to tax matters in “Operating expenses.” At April 1, 2007, the balance of interest accrued on unrecognized tax benefits and any penalties related to tax matters was $74 and $108, respectively.

The Company files consolidated federal income tax returns. The Company and its subsidiaries also file separate or combined income tax returns in various state and foreign jurisdictions. The following are the major jurisdictions in which the Company and its subsidiaries operate and the earliest tax years for which the Company or its subsidiaries are subject to examination:

U. S. Federal	2001
U.S. State:
Virginia	2001
California	2001
Ohio	2007
Massachusetts	2004
China	1996
Hong Kong	2001
Ireland	2000
France	2004
Germany	2004

Recently Issued Accounting Pronouncements:

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (“SFAS No. 157”). This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

Currently, over 40 accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-market value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data.

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

3. STOCK BASED COMPENSATION AND PER SHARE INFORMATION

The Company accounts for stock-based compensation under SFAS No. 123R (Revised 2004), Share-Based Payment. Stock-based compensation expense for the three months ended June 30, 2007 and 2006 was $813 and $580, respectively. The estimated fair value of these stock options granted during the three months ended June 30, 2007 approximated $521, net of expected forfeitures and is being recognized over their respective vesting periods. During the three months ended June 30, 2007, the Company recognized $55 of expense related to these options.

The Company has three active share-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which approves grants to individuals eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. The Chief Executive Officer can also grant individual awards up to certain limits as approved by the compensation committee. Terms for stock-option awards include pricing based on the closing price of the Company’s common stock on the award date, and generally vest over four or five years. Awards are generally granted based on the individual’s performance. Shares issued under stock option plans are newly issued common stock. Readers should refer to Note 14 of the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for additional information related to these share based compensation plans.

During the three months ended June 30, 2007, the Company granted a total of 76,500 stock options from the 2006 Stock Option Plan. The Company uses the Black-Scholes-Merton option pricing model (graded vesting schedule with traunche by traunche measurement and recognition of compensation cost) to estimate the fair value of stock-based awards with the following assumptions for the indicated periods.

Three months ended June 30, 2007
Dividend yield	-
Expected Volality	39.0%
Risk-Free Interest Rate	4.6%
Expected term from vest date (in years)	2.0
Weighted-average grant-date fair value	$9.17

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

During the three months ended June 30, 2007, approximately 24,100 stock options were exercised yielding $17 in cash proceeds and no tax benefit recognized as additional paid in capital. During the three months ended June 30, 2006, approximately 103,620 stock options were exercised yielding $825 in cash proceeds and no tax benefit recognized as additional paid in capital.

At June 30, 2007, there was $4,868 of unrecognized compensation cost adjusted for estimated forfeitures related to share-based payments, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

Per Share Information:

Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options and warrants, less the shares that may be repurchased with the funds received from their exercise. There were approximately 1,620,829 and 674,000 anti-dilutive weighted shares excluded from the calculation in the periods ended June 30, 2007 and 2006, respectively.

The computation of the basic and diluted net income per share is as follows:

	Net income (Numerator)	Weighted Average Shares in thousands (Denominator)	Per-Share Amount
Three months ended June 30, 2007:
Basic per share information	$3,745	14,287	$0.26
Effect of dilutive securities	-	174	-
Diluted per-share information	$3,745	14,461	$0.26

Three months ended June 30, 2006:
Basic per share information	$2,452	14,028	$0.17
Effect of dilutive securities	-	414	-
Diluted per-share information	$2,452	14,442	$0.17

4. INVENTORIES

Inventories, net of inventory reserves for slow moving, obsolete and lower of cost or market exposures at June 30, 2007 and March 31, 2007 are summarized as follows:

	June 30, 2007	March 31, 2007
Raw Materials	$21,570	$18,328
Work-in-Process	5,630	5,099
Finished Goods	11,484	13,804
	$38,684	$37,231
Inventory Reserves:	$2,926	$3,158

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments.

Property, plant and equipment are summarized as follows:

	June 30, 2007	March 31, 2007	Useful Life
Production equipment & tooling	$33,364	$32,435	3-10 years
Building and leasehold improvements	7,720	7,524	39 years or lesser of useful life or remaining term of lease
Furniture and equipment	9,273	9,103	3-10 years
Construction-in-progress	3,409	2,603
Total	53,766	51,665
Less: accumulated depreciation and amortization	(25,441)	(24,106)
	$28,325	$27,559

Total depreciation from continuing operations was $1,473 and $1,290 for the three months ended June 30, 2007 and 2006, respectively. Property and equipment included $1,973 and $2,165 in capital leases at June 30, 2007 and March 31, 2007, respectively.

6. ACQUISITIONS, GOODWILL AND ACQUIRED INTANGIBLES

Recent Acquisitions:

As part of its growth strategy, the Company made six acquisitions during the year ended March 31, 2005, two acquisitions during the year ended March 31, 2006, and two acquisitions during the year ended March 31, 2007.

Changes to goodwill relate to translation adjustments for changes in foreign currency exchange rates. Goodwill balances presented in the consolidated balance sheets of foreign acquisitions are translated at the exchange rate in effect at each balance sheet date; however, opening balance sheets used to calculate goodwill and acquired intangible assets are based on purchase date exchange rates, except for earn-out payments which are recorded at the exchange rates in effect on the date the earn-out is accrued. The following acquisition summaries represent acquisitions from the beginning of fiscal 2007 forward. Therefore, goodwill for each acquisition presented below does not aggregate to reported amounts.

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

BetaTHERM:

Effective April 1, 2006, the Company completed the acquisition of all of the capital stock of BetaTHERM Group Ltd., a sensor company headquartered in Galway, Ireland (“BetaTHERM”), for $37,248 ($33,741 in cash at closing, $1,787 in deferred acquisition payments, $1,000 in Company shares and $720 in acquisition costs). BetaTHERM manufactures precision thermistors used for temperature sensing in aerospace, biomedical, automotive, industrial and consumer goods applications. BetaTHERM conducts business through operations located in Ireland, Massachusetts and in China. The transaction was financed with borrowings under the Company’s Amended Credit Facility provided by a syndicate of lending institutions (See Note 7). The Company executed a restructuring of BetaTHERM during the three months ended March 31, 2007, whereby the ownership of BetaTHERM’s U.S. operation was transferred to Measurement Specialties, Inc. from BetaTHERM Ireland. This reorganization was part of the acquisition in that it was a requirement in our Amended Credit Facility and provided an efficient organizational structure for operational and tax purposes. The Company’s final purchase price allocation related to the BetaTHERM acquisition follows:

Assets:
Cash	$2,388
Accounts receivable	3,180
Inventory	2,521
Property and equipment	3,551
Acquired intangible assets	8,609
Goodwill	25,803
Other	228
46,280

Liabilities:
Accounts payable	(1,733)
Accrued expenses	(695)
Taxes payable	(805)
Debt	(3,737)
Deferred income taxes	(2,062)
(9,032)
Total Purchase Price	$37,248

Acquired Intangibles

In connection with previous acquisitions, the Company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade-names, order backlogs and covenants not to compete. The gross amounts and accumulated amortization, along with the range of amortizable lives, are as follows:

		June 30, 2007			March 31, 2007
	Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	5-15	$15,565	$(3,724)	$11,841	$15,474	$(3,194)	$12,280
Patents	5-19.5	2,531	(494)	2,037	2,514	(445)	2,069
Tradenames	1.5-3	1,036	(618)	418	1,031	(520)	511
Backlog	1	1,785	(1,785)	-	1,780	(1,780)	-
Covenants-not-to-compete	3	903	(899)	4	903	(824)	79
Proprietary technology	5-15	2,449	(434)	2,015	2,447	(380)	2,067
		$24,269	$(7,954)	$16,315	$24,149	$(7,143)	$17,006

Estimated annual amortization expense is as follows:
Fiscal Year	Amortization Expense
2008	$2,962
2009	2,752
2010	2,537
2011	2,484
2012	2,049
Thereafter	4,222
$17,006

Deferred Acquisition Payment

In connection with the acquisition of BetaTHERM, the Company has $2,221, net of imputed interest of $250, in deferred acquisition payments outstanding and classified as current at June 30, 2007.

7. LONG-TERM DEBT

To support the financing of the acquisitions of YSI Temperature and BetaTherm (See Note 6), effective April 1, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Facility”) with GECC which, among other things, increased the Company’s existing credit facility from $35,000 to $75,000 and lowered the applicable LIBOR or Index Margin from 4.50% and 2.75%, respectively, to LIBOR and Index Margins of 2.75% and 1%, respectively. The term portion of the Amended Credit Facility totaled $20,000. Interest accrues on the principal amount of the borrowings at a rate based on either LIBOR plus a LIBOR margin, or at the election of the borrower, at an Index Rate (prime based rate) plus an Index Margin. The applicable margins may be adjusted quarterly based on a change in specified financial ratios. The term loan is payable in $500 quarterly installments plus interest beginning June 1, 2006 through March 1, 2011, with a final payment of $10,500 payable on April 3, 2011. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, annual capital expenditures, and other related items. The availability of the revolving credit facility is not based on any borrowing base requirements, but borrowings may be limited by certain financial covenants. The Company has provided a security interest in substantially all of the Company’s U.S. based assets as collateral for the Amended Credit Facility. At June 30, 2007, the Company was in compliance with applicable financial covenants.

As of June 30, 2007, the Company utilized the LIBOR based rate for approximately $53,500, and the balance of the total credit facility utilized the Index based rate. The interest rate applicable to borrowings under the revolving credit facility was approximately 7.7% at June 30, 2007. As of June 30, 2007, the outstanding borrowings on the revolver, which is classified as long-term debt, were $40,010, and the Company had the right to borrow an additional $14,990 under the revolving credit facility. Commitment fees on the unused balance were equal to .375% per annum of the average amount of unused balances.

Promissory Notes

In connection with the acquisition of Elekon, the Company issued unsecured promissory notes (the “Notes”) totaling $3,000, of which $50 and $100 were outstanding and at June 30, 2007 and March 31, 2007, respectively. The Notes amortize over a period of three years, are payable quarterly and bear interest at 6%.

Long-Term Debt and Promissory Notes
Below is a summary of the long-term debt and promissory notes outstanding at June 30, 2007 and March 31, 2007:

	June 30,	March 31,
	2007	2007
Prime or LIBOR plus 2.75% or 1% five-year term loan with a final installment due on April 3, 2011	$17,500	$18,000

Governmental loans from French agencies at no interest and payable based on R&D expenditures.	886	744

Term credit facility with six banks at an interest rate of 4% payable through 2010.	931	1,009

Bonds issued at an interest rate of 3% payable through 2009.	472	467

Term credit facility with two banks at interest rates of 3.9%-4.0% payable through 2009.	78	94

	$19,867	$20,314
Less current portion of long-term debt	2,731	2,753
	$17,136	$17,561
6% promissory notes payable in six quarterly installments through July 1, 2007	$50	$100
Less current portion of promissory notes payable	50	100
	$-	$-

Annual principal payments of long term debt, revolver and promissory notes are expected to be as follows:

Year	Term	Other	Subtotal	Notes Payable	Revolver	Total
Year 1	$2,000	$731	$2,731	$50	-	$2,781
Year 2	2,000	1,175	3,175	-	-	3,175
Year 3	2,000	244	2,244	-	-	2,244
Year 4	11,500	174	11,674	-	-	11,674
Year 5		25	25	-	40,010	40,035
Thereafter	-	18	18	-	-	18
Total	$17,500	$2,367	$19,867	$50	$40,010	$59,927

8. SEGMENT AND GEOGRAPHIC INFORMATION:

The Company continues to have one reporting segment, a sensor business, under the guidelines established with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, because of, among other things, the criteria for aggregation. Geographic information for revenues based on country of sale, and long-lived assets based on country of location, which includes property, plant and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization follows:

	Three months ended June 30,
	2007	2006
Net Sales:
United States	$27,307	$25,262
Europe and other	13,647	11,249
China	12,197	9,480
Total:	$53,151	$45,991

	June 30, 2007	March 31, 2007
Long lived assets:
United States	$5,711	$5,969
Europe and other	10,701	10,609
Asia	11,913	10,981
Total:	$28,325	$27,559

9. COMMITMENTS AND CONTINGENCIES:

Legal Matters

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, or operating results.

Acquisition Earn-Outs:

In connection with the ATEX acquisition, the Company had potential performance based earn-out obligations totaling $1,888, of which approximately $933 remains accrued at June 30, 2007 for the final two earn-out payments, because satisfaction of the sales growth objective is considered probable.

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

Purchase Commitments:

The Company has a contractual commitment of approximately $7,000 in connection with the construction of the new manufacturing facility in China.

10. DERIVATIVE INSTRUMENTS:

The Company has a number of foreign currency exchange contracts to manage exposure to fluctuations of the U.S. dollar relative to the Euro. These currency contracts have a total notional amount of $5,638 and $5,088 at June 30, 2007 and March 31, 2007, respectively. The exercise dates are through March 2008 at an average exchange rate of $1.275 (Euro to U.S. dollar conversion rate). These derivatives are not designated as cash-flow hedges under FASB 133, therefore, changes in fair value are recorded in earnings, not in other comprehensive income. As of June 30, 2007 and March 31, 2007, the fair value of these currency contracts was an asset of $80 and $102, respectively.

11. DISCONTINUED OPERATIONS:

Effective December 1, 2005, the Company completed the sale to Fervent Group Limited (FGL) of its Consumer Products segment, including its Cayman Island subsidiary, Measurement Limited. FGL is a company controlled by the owners of River Display Limited, the Company’s long time partner and primary supplier of consumer products in Shenzhen, China. Under the terms of the agreement, the Company sold to FGL the Company’s Consumer Division for $8,500 in cash and a two-year non-interest bearing promissory note receivable from FGL. The Company recorded the promissory note receivable net of imputed interest of 5% at $3,800. In addition, the Company could have earned an additional $5,000 if certain performance criteria (sales and margin targets) were met within the first year. The Company recorded $2,156 of the earn-out in fiscal year 2007, because a portion of the earn-out targets were met. This amount is net of imputed interest, payable over eight quarters, and was reported in the 2007 consolidated statement of operations as the gain on disposition of discontinued operations. The related receivable is included in the condensed consolidated balance sheet as current and non-current portions of promissory note receivable. At June 30, 2007 and March 31, 2007, the promissory notes receivable related to the sale and earn-out of the Consumer business totaled $2,513 and $3,316, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands, except per share data)

DISCONTINUED OPERATIONS

Effective December 1, 2005, we completed the sale of our Consumer segment, including our Cayman Island subsidiary, Measurement Limited (“ML”), to Fervent Group Limited (“FGL”). FGL is a company controlled by the owners of River Display Limited, our long time partner and primary supplier of consumer products in Shenzhen, China. Accordingly, the related financial statements for the Consumer segment are reported as discontinued operations.

Our condensed consolidated financial statements for the three month periods ended June 30, 2007 and 2006 include the results of our ongoing operations. As indicated above, the Consumer segment has been classified as discontinued operations in the consolidated financial results for all periods presented. Accordingly, all comparisons in Management’s Discussion and Analysis for each of the periods ended June 30, 2007 and 2006, exclude the results of these discontinued operations except as otherwise noted.

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

OVERVIEW

Measurement Specialties, Inc. (the “Company” or “we”) is a global leader in the design and manufacture of sensors and sensor-based systems for original equipment manufacturers and end users. The Company continues to expand the business at a relatively high rate through organic growth and through acquisitions. With the sale of our Consumer business effective December 1, 2005, the Company now has one reportable segment, the Sensor Division.

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

EXECUTIVE SUMMARY

In fiscal year 2004, the Company had made the strategic decision to focus on aggressively growing the Sensor Division through acquisition and organic growth. To that end, the Company made ten strategic sensor acquisitions since fiscal 2005. The Company is now a global sensor solutions company with a broad range of technologies and capabilities. Our focus remains on engineered solutions where we can use our engineering and manufacturing talent and depth of knowledge and experience in sensors to provide a complete solution to our customers, as well as “bundle” products together. We also have a substantial end user business for high quality “off the shelf” sensors and transducers used for test, instrumentation and process control. These sensors and transducers generally carry a higher average selling price than the OEM applications. A key to our manufacturing strategy is leveraging the significant infrastructure we now have in Shenzhen, China. This infrastructure has enabled us to reduce costs and improve financial performance while continuing to provide our customers with low cost, highly reliable products.

GROWTH STRATEGY

Having divested the low-margin Consumer business, the Company is now wholly engaged in pursuing aggressive growth in the Sensor business, with an established goal of exceeding $250,000 in annual revenues by fiscal year 2009. The Company is targeting organic growth of approximately 15% per year, and intends to continue to pursue add-on acquisitions that will increase the overall growth rate and will provide entry into new technologies, geographies and/or market segments.

Work continues on integrating acquisitions for inherent synergies in sales and marketing, engineering and manufacturing. To improve the ownership and accountability on top-to-bottom results, effective April 2007, the Company organized the eight product families into four business “Groups”, with each Group having responsibility for sales, engineering, operations and customer service of their respective products. The four business groups are: PFG for Pressure/Force; PVG for Position/Piezo/ Vibration; TPG for Temperature/Optical and HCA for Humidity/Chemical Gas. A Group Vice President has been assigned overall strategic and profit/loss responsibility for the particular Group, with finance/accounting, supply chain/ISIT and strategic sourcing remaining functional, shared resources.

Trends

The Company generated record consolidated net sales in excess of $200,000 during fiscal 2007, and recorded organic sales growth of 19%. We are forecasting total sales of $225,000 in fiscal 2008 by the Company and its existing subsidiaries.

As a result of our forecasted mix of sales, we anticipate our overall average gross margins to remain stable and within a range of 42% to 44% in fiscal year 2008 as compared to gross margins of 43.7% and 46.6% for fiscal years 2007 and 2006, respectively.

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

While we expect gross margin to slowly decline as compared to previous years, we expect operating margin to improve as a result of increasing Selling, General and Administrative expenses more slowly than sales (i.e., “SGA” leverage). SGA as a percent of net sales have declined to 28.1% in fiscal 2007, as compared to 32.1% and 36.1% in fiscal 2006 and 2005, respectively. It is through this leverage of operating expenses that we expect to realize improved overall operating margin.

Certain expenses are expected to increase, including income taxes, applications engineering and development expenses and compensation expense associated with our variable compensation plan, which are anticipated to be partially offset by decreases in amortization of acquired intangible assets and interest expense. The increase in income tax expense is primarily a function of increased profits from taxing jurisdictions that carry a higher overall effective tax rate, therefore changing our mix as compared to fiscal 2007. Additionally, the recently announced increase in the China tax rate from 10% to 15% effective January 2008 is expected to affect our effective rate. If the Company does not receive the annual special tax status in China, our tax rates could be between 15% and 25%. The increased applications engineering and development costs reflect the Company’s continued focus on developing new innovative products through internal research and development, and certain identified programs which are forecasted to result in higher expenses in 2008 prior to generating sales revenue. Additionally, due to improved operating performance, we expect to see an increase in the expense under our management variable compensation plan as compared to fiscal 2007. Offsetting these increases will be declines in amortization of acquired intangibles and interest expense in fiscal 2008 as compared to fiscal 2007. The Company’s operations are expected to support these higher costs and generate sufficient cash flows to both service and reduce our debt.

The Company currently manufactures from a leased facility in China. In order to, among other things, control costs and to provide reliable and adequate capacity, the Company is in the process of building a factory in China to replace the current leased facility. The overall cost of the factory is expected to be in the range of $10,000 to $12,000, of which the Company has entered into a $7,000 construction contract and should be constructed over the next year. In connection with the construction of the new facility, on March 1, 2006, the Company entered into a definitive 50 year lease agreement for land in Shenzhen, Guang Dong Province, China for a total cost of approximately $530. The Company broke ground and began construction in March 2007. The Company plans to finance the new facility through a combination of sources, including cash generated from operations and through additional borrowings.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS FROM CONTINUING OPERATIONS IN OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006, RESPECTIVELY:

	Three months ended June 30,			Percent
(Amounts in thousands)	2007	2006	Change	Change
Net sales	$53,151	$45,991	$7,160	15.6%
Cost of goods sold	30,267	25,416	4,851	19.1%
Gross profit	22,884	20,575	2,309	11.2%
Operating expenses:
Selling, general, and administrative	14,970	13,923	1,047	7.5%
Non-cash equity based compensation (SFAS 123R)	813	580	233	40.2%
Amortization of acquired intangibles	807	1,018	(211)	-20.7%
Total operating expenses	16,590	15,521	1,069	6.9%
Operating income	6,294	5,054	1,240	24.5%
Interest expense, net	1,186	1,738	(552)	-31.8%
Foreign currency exchange and other expense	138	245	(107)	-43.7%
Income from continuing operations before minority interest and income taxes	4,970	3,071	1,899	61.8%
Minority interest, net of income taxes of $55 and $24	82	74	8	10.8%
Income tax expense from continuing operations	1,173	568	605	106.5%
Income from continuing operations	$3,715	$2,429	$1,286	52.9%

Net Sales.

Net sales for the quarter increased 15.6% or $7,160 from $45,991 to $53,151. All Groups posted strong organic growth, with the strongest growth coming from our Pressure/Force (PFG) and Humidity/Chem Gas (HCG) Groups. PFG net sales increased approximately 25%, the result of strong growth with our largest customer Sensata, who primarily services the automotive market, as well as growth with our sensors and transducers in HVAC, high-purity, industrial and medical applications. HCG net sales increased approximately 34% due to continued success of our humidity products in fogging prevention and engine management applications, as well as sense elements used in the measurement of mass air flow. Net sales within our Position/Piezo/Vibration (PVG) and Temperature/Optical (TPG) Groups grew 9% and 6%, respectively. Net sales in Position were down slightly as compared to last year, offset by strong sales in Vibration and Piezo products, fueled by continued success of our newly introduced line of accelerometers, as well as various Piezo applications in traffic, patient monitoring and consumer applications.

Gross Margin.

Gross margin as a percent of net sales decreased 1.6 margin points to 43.1% from 44.7%. The decline in margin is primarily due to product sales mix, which in part is associated with increased sales with our largest customer, Sensata, which serves the automotive market and carries a lower gross margin than our average. Price concessions with Sensata have also contributed to the lower margin. Additionally, margins in our Piezo line were down due to increased sales of a lower margin traffic product. The change in exchange rate of the RMB relative to the U.S. dollar also negatively impacted margins.

On a continuing basis our gross margin in the Sensor business may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates, and other factors.

Operating Expense and Selling, General and Administrative.

Overall, total operating expenses increased $1,069 or 6.9% to $16,590. As a percent of net sales, operating expenses decreased to 31.2% from 33.7%. The decrease in operating expenses as a percent of sales is due to net sales increasing at a higher rate as compared to the increase in costs. Prior year operating expenses were higher by approximately $237 due to the costs associated with the closure of the Barbados facility, a former operating entity of BetaTHERM.

Selling, General and Administrative (“SG&A”) expenses increased $1,047 or 7.5% to $14,970 for the three months ended June 30, 2007 from $13,923 for the same period last year. As a percentage of net sales, SG&A expenses declined to 28.2% from 30.3%. Included in SG&A for the three months ended June 30, 2007 is approximately $300 in legal expenses associated with the DeWelt and Samuel litigation cases, which were settled during the first quarter, and $210 in expense under our variable compensation plan.

Stock Option Expense.

Stock option expense increased $233 to $813 from $580 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Stock option expense represents non-cash equity based compensation with the adoption of SFAS No. 123R, Share-Based Payment, under the modified prospective method. The increase in stock option expense as compared to the first quarter last year was primarily the result of the increased number of granted options under the long-term contract with our CFO, as well as stock options granted during the second half of last year, including the large block granted to employees of the newly acquired temperature products group.

Total compensation cost related to share based payments not yet recognized totaled $6,694 at June 30, 2007, which is expected to be recognized over a weighted average period of approximately 2.7 years.

Amortization of acquired intangibles.

Amortization of acquired intangible assets decreased $211 to $807 from $1,018 for the three months ended June 30, 2007 mainly due to a higher rate of amortization expense in the same period last year since it was the initial year after the acquisition of YSI Temperature and BetaTHERM. The amortization expense for intangible assets is higher during the first year because the back-log is fully amortized during the initial year. Amortization expense for acquired intangible assets is expected to decline in future periods as well, based on the accelerated scheduled amortization of other intangibles, such as covenants-not-to-compete, which are fully amortized after 3 years.

Interest Expense, Net.

Interest expense decreased $552 from $1,738 during the three months ended June 30, 2006 to $1,186 for the three months ended June 30, 2007. The decrease in interest expense is primarily attributable to a decrease in the total outstanding debt from an average amount outstanding of $72,750 during the three months ended June 30, 2006 to $58,115 during the three months ended June 30, 2007, as well as due to a slight decrease in interest rates.

Income Taxes.

Income tax expense during the first quarter of fiscal 2008 increased $605 to $1,173, as compared to the first quarter of fiscal 2007, due to the increase in profits before taxes and the increase in the estimated effective tax rate. Our overall effective tax rate from continuing operations for the year ended March 31, 2008 is expected to be approximately 24.0%, and was 19% during the three months ended June 30, 2006.

The Company’s overall effective rate in 2008 has been impacted by a higher portion of taxable income expected to be earned in tax jurisdictions with higher tax rates as compared to 2007. The shift of taxable earnings is mainly with the forecast of higher earnings in the United States and Europe, as a result of continued cost controls, operating leverage, and lower interest expense. The overall estimated effective tax rate is based on expectations and other estimates and involve complex domestic and foreign tax issues, which are monitored closely, but subject to change.

LIQUIDITY AND CAPITAL RESOURCES
(Amounts in thousands)

Operating working capital for continuing operations (accounts receivable plus inventory less accounts payable) decreased by $3,377 from $54,263 as of March 31, 2007 to $50,886 as of June 30, 2007. As a percent of annualized sales (net sales for the first quarter times four), operating working capital decreased to 23.9% at June 30, 2007 from 27.1% at March 31, 2007 for annual sales. The overall decrease in operating working capital was attributable primarily to the decrease in accounts receivable of $2,025 from $34,774 at March 31, 2007 to $32,749 at June 30, 2007, the increase in inventory of $1,453 from $37,231 at March 31, 2007 to $38,684 at June 30, 2007, and the increase in accounts payable of $2,805 from $17,742 at March 31, 2007 to $20,547 at June 30, 2007.

Cash provided from operating activities was $9,388 for the three months ended June 30, 2007, as compared to $2,631 provided for the three months ended June 30, 2006. Cash provided by operations for the three months ended June 30, 2007 increased $6,757 as compared to the same period last year, which is mainly due to the $4,711 change in trade receivables to a source of cash flows of $2,206 relative to a use of cash of $2,505 the same period last year, as well as due to the increase in income from continuing operations. The total of all adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations was a net source of cash of $5,673 for the three months ended June 30, 2007, representing the source of cash from such items as decrease in trade receivables and the increase trade payables, which were partially offset by the net cash used from such items as increases in inventory and the payment of $1,275 as part of the litigation settlement of the DeWelt and Samuel cases during the three months ended June 30, 2007.

Net cash used in investing activities was $2,307 for the three months ended June 30, 2007 as compared to $48,313 relative to the corresponding period last year. The decrease in net cash used in investing activities is primarily due to the acquisitions of YSI Temperature and BetaTHERM during the prior year. In addition, capital spending increased to $2,341 for the three months ended June 30, 2007 from $2,010 for the three months ended June 30, 2006.

Financing activities for the three months ended June 30, 2007 utilized $2,962 of net cash, reflecting the debt payments, as compared to $46,684 provided by financing activities mainly due to the net proceeds from the amended and expanded credit facilities and short-term debt.

Long-Term Debt:

To support the financing of the acquisitions of YSI Temperature and BetaTherm (See Note 6), effective April 1, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Facility”) with GECC which, among other things, increased the Company’s existing credit facility from $35,000 to $75,000 and lowered the applicable LIBOR or Index Margin from 4.50% and 2.75%, respectively, to LIBOR and Index Margins of 2.75% and 1%, respectively. The term portion of the Amended Credit Facility totaled $20,000. Interest accrues on the principal amount of the borrowings at a rate based on either LIBOR plus a LIBOR margin, or at the election of the borrower, at an Index Rate (prime based rate) plus an Index Margin. The applicable margins may be adjusted quarterly based on a change in specified financial ratios. The term loan is payable in $500 quarterly installments plus interest beginning June 1, 2006 through March 1, 2011, with a final payment of $10,500 payable on April 3, 2011. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, annual capital expenditures, and other related items. The availability of the revolving credit facility is not based on any borrowing base requirements, but borrowings may be limited by certain financial covenants. The Company has provided a security interest in substantially all of the Company’s U.S. based assets as collateral for the Amended Credit Facility. At June 30, 2007, the Company was in compliance with applicable financial covenants.

As of June 30, 2007, the Company utilized the LIBOR based rate for approximately $53,500, and the balance utilized the Index based rate. The interest rate applicable to borrowings under the revolving credit facility was approximately 7.7% at June 30, 2007. As of June 30, 2007, the outstanding borrowings on the revolver, which is classified as long-term debt, were $40,010, and the Company had the right to borrow an additional $14,990 under the revolving credit facility. Commitment fees on the unused balance were equal to .375% per annum of the average amount of unused balances.

Promissory Notes

In connection with the acquisition of Elekon, the Company issued unsecured promissory notes (the “Notes”) totaling $3,000, of which $50 and $100 were outstanding and at June 30, 2007 and March 31, 2007, respectively. The Notes amortize over a period of three years, are payable quarterly and bear interest at 6%.

LIQUIDITY

At June 30, 2007, we had approximately $12,754 of available cash and $14,990 of borrowing capacity under the revolving credit facility. This cash balance includes cash of $6,839 in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations. We believe the Company’s financial position and ability to generate cash will be sufficient to meet funding of day-to-day and material short and long-term commitments for the foreseeable future.

ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consists of foreign currency translation adjustments, which relates to the Company’s European and Asian operations and the effects of changes in the exchange rates of the U.S. dollar relative to the Euro, RMB and Hong Kong dollar.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require management to change them.   Accordingly, management regularly reviews these estimates and assumptions based on historical experience, changes in the business environment and other factors that management believes to be reasonable under the circumstances.   Management discusses the development, selection and disclosures concerning critical accounting estimates with the Audit Committee of its Board of Directors.   There have been no significant changes to the Application of Critical Accounting Estimates disclosure contained in the Company’s Form 10-K as of March 31, 2007, with the exception of the adoption of FIN No. 48, which is discussed below in “New Accounting Pronouncement” and in Note 2.

NEW ACCOUNTING PRONOUNCEMENT

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes.   This Interpretation clarifies accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”   The adoption of this Interpretation in the first quarter of fiscal 2007 did not have an impact on the Company’s financial statements (see Note 2).

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

SEASONALITY

Sales of our products are not seasonal.

INFLATION

We compete on the basis of product design, features, and value. Accordingly, our revenues generally have kept pace with inflation, notwithstanding that inflation in the countries where our subsidiaries are located has been consistently higher than inflation in the United States. Increases in labor costs have not had a significant impact on our business because most of our employees are in China, where prevailing labor costs are low. However, we have experienced some significant increases in material costs, and as a result, we have suffered a decline in margin.

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

AGGREGATE CONTRACTUAL OBLIGATIONS

Annual payments for contractual obligations are expected to be as follows:

Contractual Obligations:

	Payment due by period
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
Long-term debt obligations	$2,781	$3,175	$2,244	$11,674	$40,035	$18	$59,927
Interest obligation on long-term debt	5,393	5,143	4,857	4,655	3,605	2	23,655
Capital lease obligations	793	540	640	-	-	-	1,973
Operating lease obligations *	3,722	4,171	2,394	1,703	808	3,012	15,810
Deferred acquisition payments	2,221	-	-	-	-	-	2,221
Capital additions (China facility)	7,000	-	-	-	-	-	7,000
Total	$21,910	$13,029	$10,135	$18,032	$44,448	$3,032	$110,586

* Minimum payments have not been reduced by minimum sublease rentals of $149 per year due in the future under non-cancelable subleases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Amounts in thousands)

Foreign Currency Exchange Risk

We are exposed to a certain level of foreign currency exchange risk.

Most of our revenues are priced in U.S. dollars. Most of our costs and expenses are priced in U.S. dollars, with the remaining priced in RMB, Euros and Hong Kong dollars. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the U.S. dollar compared with that of our foreign customers’ currencies. U.S. net sales were $27,307 and $25,262, or 51.4% and 55.0% of net sales, for the three months ended June 30, 2007 and 2006 respectively. Net sales from our foreign facilities were $25,844 and $20,729, or 48.6% and 45.0% of net sales, for the three months ended June 30, 2007 and 2006, respectively. We are exposed to foreign currency transaction and translation losses, which might result from adverse fluctuations in the value of the Euro, Hong Kong dollar and RMB.

At June 30, 2007 and March 31, 2007, we had net assets of $43,941 and $43,561, respectively, in the United States. At June 30, 2007 and March 31, 2007, we had net assets of $26,638 and $23,810, respectively, in China subject to fluctuations in the value of the RMB against the U.S. dollar. At June 30, 2007 and March 31, 2007, we had net assets of $41,297 and $40,981 respectively, in Hong Kong, subject to fluctuations in the value of the Hong Kong dollar against the U.S. dollar. At June 30, 2007 and March 31, 2007, we had net assets of $13,676 and $12,285, respectively, in Europe subject to fluctuations in the value of the Euro against the U.S. dollar.

Fluctuations in the value of the Hong Kong dollar have not been significant since October 17, 1983, when the Hong Kong government tied the value of the Hong Kong dollar to that of the U.S. dollar. However, there can be no assurance that the value of the Hong Kong dollar will continue to be tied to that of the U.S. dollar. China adopted a floating currency system on January 1, 1994, unifying the market and official rates of foreign exchange.

On July 21, 2005, the renminbi (RMB) increased in value by approximately 2.1% as compared to the U.S. dollar, and since this initial change in value, the RMB has appreciated by an additional 0.57% and 4.0% during 2006 and 2007, respectively. The Chinese government announced that it will no longer peg the RMB to the U.S. dollar, but established a currency policy letting the RMB trade in a narrow band against a basket of currencies. Based on our net exposure of RMB to U.S. dollars for the fiscal year ended March 31, 2007 and forecast information for fiscal year 2008, we estimate a negative operating income impact of approximately $184 for every 1% appreciation in RMB against the U.S. dollar (assuming no associated cost increases or currency hedging). We continue to consider various alternatives to hedge this exposure, and have considered, but do not currently use, foreign currency contracts as a hedging strategy. We are attempting to manage this exposure through, among other things, pricing and monitoring balance sheet exposures for payables and receivables.

Based on the net exposures of the Euro to the U.S. dollar for the fiscal year ended March 31, 2007, we estimate a positive operating income impact of $143 for every 1% appreciation in Euros relative to the U.S. dollar (assuming no price increases passed to customers, and associated cost increases or currency hedging).

The Company has a number of foreign currency exchange contracts to manage exposure to fluctuations of the U.S. dollar relative to the Euro. These currency contracts have a total notional amount of $5,638 and $5,088 at June 30, 2007 and March 31, 2007, respectively. The exercise dates are through March 2008 at an average exchange rate of $1.275 (Euro to U.S. dollar conversion rate). These derivatives are not designated as cash-flow hedges under FASB No. 133, therefore, changes in their fair value are recorded in earnings, not in other comprehensive income. As of June 30, 2007 and March 31, 2007, the fair value of these currency contracts was an asset of $80 and $102, respectively.

There can be no assurance that these currencies will remain stable or will fluctuate to our benefit. To manage our exposure to foreign currency transaction and translation risks, we may purchase currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility accrues at a rate based on either a London Inter-bank Offered Rate (LIBOR) rate plus a LIBOR margin or at an Indexed (prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at our election. Our results will be adversely affected by any increase in interest rates. For example, based on the $57,510 of total debt outstanding under these facilities at June 30, 2007 an annual interest rate increase of 100 basis points would increase interest expense and decrease our pre-tax profitability by $575. We do not hedge this interest rate exposure.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2007.   Based on such evaluation, such officers have concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures are effective.

 (b) Changes in Internal Control Over Financial Reporting

During the first quarter of 2008, management did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pending Matters
There are currently no material pending matters.

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, or operating results.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in our Form 10-K for the year ended March 31, 2007, that could adversely affect our business, results of operations and financial condition.

ITEM 6. EXHIBITS

EXHIBITS
See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Measurement Specialties, Inc. (Registrant)

Date: August 8, 2007	By:	/s/ Frank D. Guidone
Frank D. Guidone
President, Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2007	By:	/s/ Mark Thomson
Mark Thomson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Frank D. Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Mark Thomson required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Frank D. Guidone and Mark Thomson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350