Form 10-Q
period 2007-09-30
Measurement Specialties Inc
filed 2007-11-07
CIK 778734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,403,638 shares of common stock, no par value per share, as of November 1, 2007.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS
SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
(Amounts in thousands, except per share amounts)
Net sales	$56,462	$50,111	$109,613	$96,102
Cost of goods sold	33,101	28,815	63,368	54,244
Gross profit	23,361	21,296	46,245	41,858
Total operating expenses	16,086	15,238	32,677	30,790
Operating income	7,275	6,058	13,568	11,068
Interest expense, net	1,207	1,455	2,393	3,231
Foreign currency exchange and other expense	271	261	409	429
Income from continuing operations before minority interest and income taxes	5,797	4,342	10,766	7,408
Minority interest, net of income taxes	78	155	161	230
Income tax expense from continuing operations	2,370	808	3,543	1,370
Income from continuing operations	3,349	3,379	7,062	5,808
Discontinued operations:
Income (loss) from discontinued operations before income taxes	20	(61)	56	(32)
Income tax expense (benefit) from discontinued operations	-	(12)	6	(6)
Income (loss) from discontinued operations	20	(49)	50	(26)
Net income	$3,369	$3,330	$7,112	$5,782

Net income per common share - Basic:
Income from continuing operations	$0.24	$0.24	$0.50	$0.41
Income from discontinued operations	-	-	-	-
Net income per common share - Basic	$0.24	$0.24	$0.50	$0.41

Net income per common share - Diluted:
Income from continuing operations	$0.23	$0.24	$0.49	$0.40
Income (loss) from discontinued operations	-	(0.01)	-	-
Net income per common share - Diluted	$0.23	$0.23	$0.49	$0.40

Weighted average shares outstanding - Basic	14,318	14,096	14,303	14,075
Weighted average shares outstanding - Diluted	14,502	14,345	14,481	14,403

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	March 31,
	2007	2007
(Amounts in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$9,673	$7,709
Accounts receivable, trade, net of allowance for
doubtful accounts of $624 and $516, respectively	36,236	34,774
Inventories, net	39,494	37,231
Deferred income taxes, net	3,642	4,718
Prepaid expenses and other current assets	3,644	3,057
Other receivables	775	420
Due from joint venture partner	1,438	1,456
Current portion of promissory note receivable	1,541	2,465
Total current assets	96,443	91,830

Property, plant and equipment, net	30,692	27,559
Goodwill	78,567	77,397
Acquired intangible assets, net	15,796	17,006
Deferred income taxes, net	8,177	8,360
Promissory note receivable, net of current portion	283	851
Other assets	1,621	1,688
Total Assets	$231,579	$224,691

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	March 31,
	2007	2007
(Amounts in thousands)
LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of promissory notes payable	$-	$100
Current portion of deferred acquisition obligation	2,353	1,973
Current portion of long-term debt	2,843	2,753
Current portion of capital lease obligation	809	811
Accounts payable	20,570	17,742
Accrued expenses	3,940	2,447
Accrued compensation	5,891	6,616
Income taxes payable	2,624	3,089
Other current liabilities	2,670	4,089
Accrued litigation settlement expenses	-	1,275
Total current liabilities	41,700	40,895

Revolver	35,760	42,010
Long-term debt, net of current portion	16,706	17,561
Capital lease obligation, net of current portion	1,062	1,354
Other liabilities	541	606
Total liabilities	95,769	102,426

Minority Interest	1,693	1,628

Shareholders' equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	-	-
Common stock, no par; 25,000,000 shares authorized; 14,375,546
and 14,280,364 shares issued and outstanding, respectively	-	-
Additional paid-in capital	76,050	73,399
Retained earnings	52,609	45,497
Accumulated other comprehensive income	5,458	1,741
Total shareholders' equity	134,117	120,637
Total liabilities, minority interest and shareholders' equity	$231,579	$224,691

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

			Accumulated
	Additional		Other
	paid-in	Retained	Comprehensive		Comprehensive
	capital	Earnings	Income (Loss)	Total	Income
(Amounts in thousands)
Balance, March 31, 2006	$66,371	$31,263	$(2,137)	$95,497
Comprehensive income:
Net income	-	5,782	-	5,782	$5,782
Currency translation adjustment	-	-	2,039	2,039	2,039
Comprehensive income	-	-	-		$7,821
Non-cash equity based compensation (SFAS 123R)	1,203	-	-	1,203
Issuance of common stock for acquisition of BetaTherm	1,000	-	-	1,000
Proceeds from exercise of stock options	985	-	-	985
Balance, September 30, 2006	$69,559	$37,045	$(98)	$106,506

Balance, March 31, 2007	$73,399	$45,497	$1,741	$120,637
Comprehensive income:
Net income	-	7,112	-	7,112	$7,112
Currency translation adjustment	-	-	3,717	3,717	3,717
Comprehensive income	-	-	-		$10,829
Non-cash equity based compensation (SFAS 123R)	1,633	-	-	1,633
Proceeds from exercise of stock options	1,018	-	-	1,018
Balance, September 30, 2007	$76,050	$52,609	$5,458	$134,117

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	September 30,
	2007	2006
(Amounts in thousands)
Cash flows from operating activities:
Net income	$7,112	$5,782
Less: Income (loss) from discontinued operations - Consumer	50	(26)
Income from continuing operations	7,062	5,808

Adjustments to reconcile net income to net cash
provided by operating activities from continuing operations:
Depreciation and amortization	4,447	4,692
Loss (gain) on sale of assets	44	(4)
Provision for doubtful accounts	106	74
Provision for inventory reserve	479	980
Provision for warranty	355	220
Minority interest	161	230
Non-cash equity based compensation (SFAS 123R)	1,633	1,203
Deferred income taxes	673	(10)
Net change in operating assets and liabilities:
Accounts receivable, trade	(807)	(4,074)
Inventories	(1,737)	(5,283)
Prepaid expenses and other current assets and receivables	(504)	73
Other assets	(183)	90
Accounts payable	2,472	3,082
Accrued expenses and other liabilities	(1,317)	(734)
Accrued litigation settlement expenses	(1,275)	-
Income taxes payable	297	(439)
Net cash provided by operating activities from continuing operations	11,906	5,908
Cash flows used in investing activities from continuing operations:
Purchases of property and equipment	(4,934)	(3,415)
Proceeds from sale of assets	25	77
Acquisition of business, net of cash acquired	-	(46,325)
Net cash used in investing activities from continuing operations	(4,909)	(49,663)
Cash flows from financing activities from continuing operations:
Borrowing of long-term debt	-	21,885
Repayments of long-term debt	(1,340)	(18,764)
Borrowings of short-term debt, revolver and notes payable	4,159	47,646
Payments of short-term debt, revolver, leases and notes payable	(10,526)	(5,762)
Payments under deferred acquisition payments	-	(2,074)
Minority interest payments	(243)	(112)
Proceeds from exercise of options	1,018	985
Net cash provided by (used in) in financing activities from continuing operations	(6,932)	43,804

Net cash provided by operating activities of discontinued operations	126	252
Net cash provided by investing activities of discontinued operations	1,492	945
Net cash provided by discontinued operations	1,618	1,197

Net change in cash and cash equivalents	1,683	1,246
Effect of exchange rate changes on cash	281	61
Cash, beginning of year	7,709	9,166
Cash, end of year	$9,673	$10,473

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$2,344	$3,399
Income taxes	2,390	693
Non-cash investing and financing transactions:
Deferred acquisition obligation	-	1,787
Issuance of stock in connection with acquisition of BetaTherm	-	1,000

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Interim Financial Statements:

The information presented as of September 30, 2007 and for the three and six month periods ended September 30, 2007 and 2006 are unaudited, and reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of September 30, 2007, the results of its operations for the three and six month periods ended September 30, 2007 and 2006, and cash flows for the six month periods ended September 30, 2007 and 2006. The Company’s March 31, 2007 balance sheet information was derived from the audited consolidated financial statements for the year ended March 31, 2007, which are included as part of the Company’s Annual Report on Form 10-K.

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

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, the Company consolidates its one variable interest entity (“VIE”) for which the Company is the primary beneficiary. With the purchase of YSI Temperature, the Company acquired a 50 percent ownership interest in Nikisso-YSI, a joint venture in Japan. This joint venture is included in the condensed consolidated financial statements of the Company at September 30, 2007 and 2006 and March 31, 2007. Assets of the consolidated VIE at September 30, 2007 and March 31, 2007 totaled $3,857 and $4,257, respectively, and total liabilities of the consolidated VIE at September 30, 2007 and March 31, 2007 totaled $950 and $1,243, respectively. Net sales of the consolidated VIE for the three months ended September 30, 2007 and 2006 totaled $925 and $1,632, respectively, and for the six months ended September 30, 2007 and 2006 totaled $1,860 and $2,561, respectively. Minority interest for the three months ended September 30, 2007 and 2006 is net of income taxes of $58 and $78, respectively, and for the six months ended September 30, 2007 and 2006, minority interest is net of income taxes of $112 and $101, respectively. At September 30, 2007 and March 31, 2007, the joint venture had amounts due from its joint venture partner of $1,438 and $1,456, respectively, which represents funds held by Nikisso, the joint venture partner, in a short-term interest bearing arrangement.

As of April 1, 2007, pursuant to a restructuring of certain of the Company’s European operations, the Company established a new entity: MEAS Germany, which is a subsidiary of MEAS Europe. MEAS Germany is the primary German holding company and will be the result of the consolidating and merging of the operations of MWS, HLP, and ATEX GmbH. The reorganization is being effected to facilitate improved statutory reporting and no effect is expected on the condensed consolidated financial statements as a result of this reorganization.

Use of Estimates:

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, acquired intangibles and goodwill, valuation allowances for receivables, inventories and deferred income tax assets, warranties, valuation of derivative financial instruments and stock-based compensation. Actual results could differ from those estimates. There have been no significant changes to the Application of Critical Accounting Estimates disclosure contained in the Company’s Annual Report Form 10-K as of March 31, 2007, with the exception of the adoption of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, which is discussed below in “Recently Adopted Accounting Pronouncements.”

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

3. STOCK BASED COMPENSATION AND PER SHARE INFORMATION

The Company accounts for stock-based compensation under SFAS No. 123R (Revised 2004), Share-Based Payment. Stock-based compensation expense for the three months ended September 30, 2007 and 2006 was $820 and $624, respectively, and for the six months ended September 30, 2007 and 2006, stock-based compensation expense was $1,633 and $1,203, respectively. The estimated fair value of stock options granted during the three and six months ended September 30, 2007 approximated $255 and $945, respectively, net of expected forfeitures and is being recognized over their respective vesting periods. During the three and six months ended September 30, 2007, the Company recognized $19 and $131, respectively, of expense related to these options.

The Company has three active share-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which approves grants to individuals eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. The Chief Executive Officer can also grant individual awards up to certain limits as approved by the compensation committee. Awards are generally granted based on the individual’s performance. Terms for stock-option awards include pricing based on the closing price of the Company’s common stock on the award date, and generally vest over four or five year requisite service periods using a graded vesting schedule. Shares issued under stock option plans are newly issued common stock. Readers should refer to Note 14 of the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for additional information related to these share based compensation plans.

During the three and six months ended September 30, 2007, the Company granted a total of 26,500 and 101,500 stock options, respectively, from the 2006 Stock Option Plan. The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of stock-based awards with the following assumptions for the indicated periods.

	Three months ended September 30, 2007	Six months ended September 30, 2007
Dividend yield	-	-
Expected Volality	38.7%	38.9%
Risk-Free Interest Rate	4.9%	4.6%
Expected term from vest date (in years)	2.0	2.0
Weighted-average grant-date fair value	$9.64	$9.31

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

During the six months ended September 30, 2007, approximately 105,985 stock options were exercised yielding $1,018 in cash proceeds and no tax benefit recognized as additional paid in capital. During the six months ended September 30, 2006, approximately 179,890 stock options were exercised yielding $985 in cash proceeds and no tax benefit recognized as additional paid in capital.

At September 30, 2007, there was $4,247 of unrecognized compensation cost adjusted for estimated forfeitures related to share-based payments, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

Per Share Information:

Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options and warrants, less the shares that may be repurchased with the funds received from their exercise. There were approximately 1,604,420 and 823,653 anti-dilutive weighted shares excluded from the calculation in the periods ended September 30, 2007 and 2006, respectively.

The computation of the basic and diluted net income per share is as follows:

	Net income (Numerator)	Weighted Average Shares in thousands (Denominator)	Per-Share Amount
Three months ended September 30, 2007:
Basic per share information	$3,369	14,318	$0.24
Effect of dilutive securities	-	184	(0.01)
Diluted per-share information	$3,369	14,502	$0.23

Three months ended September 30, 2006:
Basic per share information	$3,330	14,096	$0.24
Effect of dilutive securities	-	249	(0.01)
Diluted per-share information	$3,330	14,345	$0.23

Six months ended September 30, 2007:
Basic per share information	$7,112	14,303	$0.50
Effect of dilutive securities	-	178	(0.01)
Diluted per-share information	$7,112	14,481	$0.49

Six months ended September 30, 2006:
Basic per share information	$5,782	14,075	$0.41
Effect of dilutive securities	-	328	(0.01)
Diluted per-share information	$5,782	14,403	$0.40

4. INVENTORIES

Inventories, net of inventory reserves for slow moving, obsolete and lower of cost or market exposures at September 30, 2007 and March 31, 2007 are summarized as follows:

	September 30, 2007	March 31, 2007
Raw Materials	$18,528	$18,328
Work-in-Process	9,908	5,099
Finished Goods	11,058	13,804
	$39,494	$37,231
Inventory Reserves:	$2,402	$3,158

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments.

Property, plant and equipment are summarized as follows:

	September 30, 2007	March 31, 2007	Useful Life
Production equipment & tooling	$35,533	$32,435	3-10 years
Building and leasehold improvements	8,101	7,524	39 years or lesser of useful life or remaining term of lease
Furniture and equipment	10,043	9,103	3-10 years
Construction-in-progress	4,830	2,603
Total	58,507	51,665
Less: accumulated depreciation and amortization	(27,815)	(24,106)
	$30,692	$27,559

Total depreciation from continuing operations was $1,474 and $1,239 for the three months ended September 30, 2007 and 2006, respectively. Total depreciation from continuing operations was $2,901 and $2,542 for the six months ended September 30, 2007 and 2006, respectively. Property and equipment included $1,871 and $2,165 in capital leases at September 30, 2007 and March 31, 2007, respectively.

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

YSI:

Effective April 1, 2006, the Company completed the acquisition of all of the capital stock of YSIS Incorporated (“YSI Temperature”), a division of YSI Incorporated, for $14,252 ($14,000 in cash at close and $252 in acquisition costs). YSI Temperature manufactures a range of thermistors for automotive, medical, industrial and consumer goods applications. The transaction was financed with borrowings under the Company’s Amended Credit Facility provided by a participation group of lending institutions (See Note 7). The Company’s final purchase price allocation related to the YSI Temperature acquisition follows:

Assets:
Cash	$440
Accounts receivable	3,109
Inventory	1,672
Prepaid assets and other	714
Property and equipment	1,134
Acquired intangible assets	2,142
Goodwill	7,588
Other	303
17,102
Liabilities:
Accounts payable	(884)
Accrued compensation	(780)
Deferred income taxes	(65)
Minority interest	(1,121)
(2,850)
Total Purchase Price	$14,252

BetaTHERM:

Effective April 1, 2006, the Company completed the acquisition of all of the capital stock of BetaTHERM Group Ltd., a sensor company headquartered in Galway, Ireland (“BetaTHERM”), for $37,248 ($33,741 in cash at closing, $1,787 in deferred acquisition payments, $1,000 in Company shares and $720 in acquisition costs). BetaTHERM manufactures precision thermistors used for temperature sensing in aerospace, biomedical, automotive, industrial and consumer goods applications. BetaTHERM conducts business through operations located in Ireland, Massachusetts and China. The transaction was financed with borrowings under the Company’s Amended Credit Facility provided by a participation group of lending institutions (See Note 7). The Company executed a restructuring of BetaTHERM during the three months ended March 31, 2007, whereby the ownership of BetaTHERM’s U.S. operation was transferred to Measurement Specialties, Inc. from BetaTHERM Ireland. This reorganization was part of the acquisition in that it was a requirement in our Amended Credit Facility and provided an efficient organizational structure for operational and tax purposes. The Company’s final purchase price allocation related to the BetaTHERM acquisition follows:

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

Acquired Intangibles

In connection with previous acquisitions, the Company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade-names, order backlogs and covenants not to compete. The gross amounts and accumulated amortization, along with the range of amortizable lives, are as follows:

		September 30, 2007			March 31, 2007
	Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	5-15	$15,821	$(4,385)	$11,436	$15,474	$(3,194)	$12,280
Patents	5-19.5	2,624	(557)	2,067	2,514	(445)	2,069
Tradenames	1.5-3	1,060	(732)	328	1,031	(520)	511
Backlog	1	1,814	(1,814)	-	1,780	(1,780)	-
Covenants-not-to-compete	3	903	(903)	-	903	(824)	79
Proprietary technology	5-15	2,457	(492)	1,965	2,447	(380)	2,067
		$24,679	$(8,883)	$15,796	$24,149	$(7,143)	$17,006

Estimated annual amortization expense is as follows:

Amortization
Fiscal Year	Expense
2008	$2,962
2009	2,752
2010	2,537
2011	2,484
2012	2,049
Thereafter	4,222
$17,006

Deferred Acquisition Payment

In connection with the acquisition of BetaTHERM, the Company has $2,353, net of imputed interest of $291, in deferred acquisition payments outstanding and classified as current at September 30, 2007.

7. LONG-TERM DEBT

To support the financing of the acquisitions of YSI Temperature and BetaTherm (See Note 6), effective April 1, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Facility”) with GE Commercial Credit which, among other things, increased the Company’s existing credit facility from $35,000 to $75,000 and lowered the applicable London Inter-bank Offered Rate (“LIBOR”) or Index Margin from 4.50% and 2.75%, respectively, to LIBOR and Index Margins of 2.75% and 1%, respectively. The term portion of the Amended Credit Facility totaled $20,000. Interest accrues on the principal amount of the borrowings at a rate based on either LIBOR plus a LIBOR margin, or at the election of the borrower, at an Index Rate (prime based rate) plus an Index Margin. The applicable margins may be adjusted quarterly based on a change in specified financial ratios. The term loan is payable in $500 quarterly installments plus interest beginning June 1, 2006 through March 1, 2011, with a final payment of $10,500 payable on April 3, 2011. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, annual capital expenditures, and other related items. The availability of the revolving credit facility is not based on any borrowing base requirements, but borrowings may be limited by certain financial covenants. The Company has provided a security interest in substantially all of the Company’s U.S. based assets as collateral for the Amended Credit Facility. At September 30, 2007, the Company was in compliance with applicable financial covenants.

As of September 30, 2007, the Company utilized the LIBOR based rate for approximately $53,000, and the balance of the total credit facility utilized the Index based rate. The interest rate applicable to borrowings under the revolving credit facility was approximately 7.7% at September 30, 2007. As of September 30, 2007, the outstanding borrowings on the revolver, which is classified as long-term debt, were $35,760, and the Company had the right to borrow an additional $19,240 under the revolving credit facility. Commitment fees on the unused balance were equal to .375% per annum of the average amount of unused balances.

Promissory Notes

In connection with the acquisition of Elekon, the Company issued unsecured promissory notes (the “Notes”) totaling $3,000, of which $100 was outstanding at March 31, 2007. The Notes, which amortized over a period of three years in quarterly installments at an interest rate of 6% per year, were paid in full at September 30, 2007.

Long-Term Debt and Promissory Notes

Below is a summary of the long-term debt and promissory notes outstanding at September 30, 2007 and March 31, 2007:

	September 30,	March 31,
	2007	2007
Prime or LIBOR plus 2.75% or 1% five-year term loan
with a final installment due on April 3, 2011	$17,000	$18,000
Governmental loans from French agencies at no interest
and payable based on R&D expenditures.	824	744
Term credit facility with six banks at an interest rate of
4% payable through 2010.	1,161	1,009
Bonds issued at an interest rate of 3% payable through
2009.	499	467
Term credit facility with two banks at interest rates of
3.9%-4.0% payable through 2009.	65	94
	$19,549	$20,314
Less current portion of long-term debt	2,843	2,753
	$16,706	$17,561
6% promissory notes payable in six quarterly
installments through July 1, 2007	$-	$100
Less current portion of promissory notes payable	-	100
	$-	$-

The principal payments of long-term debt and revolver are as follows:

Year	Term	Other	Subtotal	Revolver	Total
Year 1	$2,000	$843	$2,843	-	$2,843
Year 2	2,000	1,214	3,214	-	3,214
Year 3	2,000	332	2,332	-	2,332
Year 4	11,000	133	11,133	35,760	46,893
Year 5	-	18	18	-	18
Thereafter	-	9	9	-	9
Total	$17,000	$2,549	$19,549	$35,760	$55,309

8. INCOME TAXES:

Income tax expense for interim reporting is based on an estimated overall effective tax rate for the year ending March 31, 2008. The Company’s overall effective tax rate during the six months ended September 30, 2007 is estimated to be approximately 24%, as compared to 19% during the same period last year. Excluding the impact of the discrete non-cash tax adjustment, the estimated overall effective income tax rate has been impacted by a higher portion of taxable income expected to be earned in tax jurisdictions with higher tax rates as compared to the prior year. The shift of taxable earnings is mainly with the forecast of higher earnings in the United States and Europe, as a result of continued cost controls, operating leverage, and lower interest expense. The overall estimated effective tax rate is based on expectations and other estimates and involves complex domestic and foreign tax issues, which are monitored closely, but are subject to change.

During the quarter ended September 30, 2007, the Company recorded a discrete non-cash tax adjustment of approximately $997 for the revaluation of the net deferred tax assets in Germany resulting from recently enacted decrease in tax rates. The Company’s combined tax rate in Germany decreased from 39% to 31%, as a result of the German Business Tax Reform 2008, which became effective on August 17, 2007.  The lower German corporate tax rates are effective in fiscal 2008.  The Company is required by SFAS No. 109, Accounting for Income Taxes, to revalue the German net deferred tax assets at the lower combined German tax rate. Prior to the combined German tax rate reduction, the Company's German net deferred tax assets were valued at approximately $4,297 using a combined German tax rate of 39%, and after the combined German tax rate reduction, the Company’s German net deferred tax assets reduced to approximately $3,293 using a combined tax rate of approximately 31%. The resulting income tax expense of $997 is a discrete non-cash adjustment and is presented separately in the condensed consolidated statement of operations.

9. SEGMENT AND GEOGRAPHIC INFORMATION:

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

	Three months ended September 30		Six months ended September 30,
	2007	2006	2007	2006
Net Sales:
United States	$28,030	$27,359	$55,337	$52,621
Europe and other	14,909	11,413	28,555	22,663
China	13,523	11,339	25,721	20,818
Total:	$56,462	$50,111	$109,613	$96,102

	September 30, 2007	March 31, 2007
Long lived assets:
United States	$5,977	$5,969
Europe and other	11,595	10,609
Asia	13,120	10,981
Total:	$30,692	$27,559

10. COMMITMENTS AND CONTINGENCIES:

Legal Matters

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, or operating results.

Acquisition Earn-Outs:

In connection with the ATEX acquisition, the Company had potential performance based earn-out obligations totaling $1,888, of which approximately $933 remains accrued at September 30, 2007 for the final two earn-out payments, because satisfaction of the sales growth objective is considered probable.

Warranty Reserve:

The Company’s sensor products generally have a warranty period of one year. Factors affecting the Company’s warranty liability include the number of products sold and historical and anticipated rates of claims and cost per claim. The Company provides for estimated product warranty obligations based on its historical warranty claims experience and assumptions about future warranty claims. This estimate is susceptible to changes in the near term based on introductions of new products, product quality improvements and changes in end user application and/or behavior. At September 30, 2007 and March 31, 2007, the Company’s warranty reserve totaled $735 and $401, respectively.

Purchase Commitments:

The Company has a contractual commitment of approximately $7,000 in connection with the construction of the new manufacturing facility in China.

11. DERIVATIVE INSTRUMENTS:

The Company has a number of foreign currency exchange contracts to manage exposure to fluctuations of the U.S. dollar relative to the Euro. These currency contracts have a total notional amount of $7,867 and $5,088 at September 30, 2007 and March 31, 2007, respectively. The exercise dates are through June 2008 at an average exchange rate of $1.34 (Euro to U.S. dollar conversion rate). These derivatives are not designated as cash-flow hedges under FASB 133, therefore, changes in fair value are recorded in earnings, not in other comprehensive income. As of September 30, 2007 and March 31, 2007, the fair value of these currency contracts was an asset of $15 and $102, respectively.

12. DISCONTINUED OPERATIONS:

Effective December 1, 2005, the Company completed the sale to Fervent Group Limited (FGL) of its Consumer Products segment, including its Cayman Island subsidiary, Measurement Limited. FGL is a company controlled by the owners of River Display Limited, the Company’s long time partner and primary supplier of consumer products in Shenzhen, China. Under the terms of the agreement, the Company sold to FGL the Company’s Consumer Division for $8,500 in cash and a two-year non-interest bearing promissory note receivable from FGL. The Company recorded the promissory note receivable net of imputed interest of 5% at $3,800. In addition, the Company could have earned an additional $5,000 if certain performance criteria (sales and margin targets) were met within the first year. The Company recorded $2,156 of the earn-out in fiscal year 2007, because a portion of the earn-out targets were met. This amount is net of imputed interest, payable over eight quarters, and was reported in the 2007 consolidated statement of operations as the gain on disposition of discontinued operations. The related receivable is included in the condensed consolidated balance sheet as current and non-current portions of promissory note receivable. At September 30, 2007 and March 31, 2007, the promissory notes receivable related to the sale and earn-out of the Consumer business totaled $1,824 and $3,316, respectively.

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

Our condensed consolidated financial statements for the three and six month periods ended September 30, 2007 and 2006 include the results of our ongoing operations. As indicated above, the Consumer segment has been classified as discontinued operations in the consolidated financial results for all periods presented. Accordingly, all comparisons in Management’s Discussion and Analysis for each of the periods ended September 30, 2007 and 2006, exclude the results of these discontinued operations except as otherwise noted.

FORWARD-LOOKING STATEMENTS

This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward looking statements may be identified by such words or phrases as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. The forward-looking statements below are not guarantees of future performance and involve a number of risks and uncertainties, many of which are beyond our control. Factors that might cause actual results to differ materially from the expected results described in or underlying our forward-looking statements include:

•	Conditions in the general economy and in the markets served by us;

•	Competitive factors, such as price pressures and the potential emergence of rival technologies;

•	Interruptions of suppliers’ operations or the refusal of our suppliers to provide us with component materials;

•	Timely development, market acceptance and warranty performance of new products;

•	Changes in product mix, costs and yields and fluctuations in foreign currency exchange rates and tax rates;

•	Uncertainties related to doing business in Europe, Hong Kong and China; and

•	The risk factors listed from time to time in our SEC reports.

This list is not exhaustive. Except as required under federal securities laws and the rules and regulations promulgated by the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changes in assumptions or otherwise.

OVERVIEW

Measurement Specialties, Inc. (the “Company” or “we”) is a global leader in the design and manufacture of sensors and sensor-based systems for original equipment manufacturers and end users. The Company continues to expand the business at a relatively high rate through organic growth (sales of products recently introduced within the past year) and through acquisitions. With the sale of our Consumer business effective December 1, 2005, the Company now has one reportable segment, the Sensor Division.

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

Work continues on integrating acquisitions for inherent synergies in sales and marketing, engineering and manufacturing. To improve the ownership and accountability on top-to-bottom results, effective April 2007, the Company organized the eight product families into four business “Groups,” with each Group having responsibility for sales, engineering, operations and customer service of their respective products. The four business groups are: PFG for Pressure/Force; PVG for Position/Piezo/Vibration; TPG for Temperature/Optical and HCA for Humidity/Chemical Gas. A Group Vice President has been assigned overall strategic and profit/loss responsibility for the particular Group, with finance/accounting, supply chain/ISIT and strategic sourcing remaining functional, shared resources.

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

While we expect gross margin to slowly decline as compared to previous years, we expect operating margin to improve as a result of increasing Selling, General and Administrative expenses more slowly than sales (i.e., “SGA” leverage). SGA expenses as a percent of net sales have declined to 28.1% in fiscal 2007, as compared to 32.1% and 36.1% in fiscal 2006 and 2005, respectively. It is through this leverage of operating expenses that we expect to realize improved overall operating margin.

Certain expenses are expected to increase, including income taxes, applications engineering and development expenses and compensation expense associated with our variable compensation plan, which are anticipated to be partially offset by decreases in amortization of acquired intangible assets and interest expense. The increase in income tax expense is primarily a function of increased profits from taxing jurisdictions that carry a higher overall effective tax rate, therefore changing our mix as compared to fiscal 2007. Additionally, the recently announced increase in the China tax rate from 10% to 15% effective January 2008 is expected to affect our effective rate. If the Company does not receive the annual special tax status in China, our tax rates could be between 15% and 25%. The German tax rate reduction enacted on August 17, 2007 is not expected to result in a significant decrease in the Company’s overall effective tax rate in fiscal 2008, but will positively influence our overall rate in future years as our earnings in Germany increase. The increased applications engineering and development costs reflect the Company’s continued focus on developing new innovative products through internal research and development, and certain identified programs which are forecasted to result in higher expenses in 2008 prior to generating sales revenue. Additionally, due to improved operating performance, we expect to see an increase in the expense under our management variable compensation plan as compared to fiscal 2007. Offsetting these increases will be expected declines in amortization of acquired intangibles and interest expense in fiscal 2008 as compared to fiscal 2007. The Company’s operations are expected to support these higher costs and generate sufficient cash flows to both service and reduce our debt.

The Company currently manufactures from a leased facility in China. In order to, among other things, control costs and to provide reliable and adequate capacity, the Company is in the process of building a factory in China to replace the current leased facility. The overall cost of the factory is expected to be in the range of $10,000 to $12,000, of which the Company has entered into a $7,000 construction contract and should be constructed over the next year. In connection with the construction of the new facility, on March 1, 2006, the Company entered into a definitive 50 year lease agreement for land in Shenzhen, Guang Dong Province, China for a total cost of approximately $530. The Company broke ground and began construction of the new facility in March 2007. The Company plans to finance the new facility through a combination of sources, including cash generated from operations and through additional borrowings.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS FROM CONTINUING OPERATIONS IN OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006, RESPECTIVELY:

	Three months ended
	September 30,			Percent
	2007	2006	Change	Change
(Amounts in thousands)
Net sales	$56,462	$50,111	$6,351	12.7%
Cost of goods sold	33,101	28,815	4,286	14.9%
Gross profit	23,361	21,296	2,065	9.7%
Operating expenses:
Selling, general, and administrative	14,526	13,482	1,044	7.7%
Non-cash equity based compensation (SFAS 123R)	820	624	196	31.4%
Amortization of acquired intangibles	740	1,132	(392)	-34.6%
Total operating expenses	16,086	15,238	848	5.6%
Operating income	7,275	6,058	1,217	20.1%
Interest expense, net	1,207	1,455	(248)	-17.0%
Other expense (income)	271	261	10	3.8%
Income from continuing operations before minority interest and income taxes	5,797	4,342	1,455	33.5%
Minority interest, net of income taxes	78	155	(77)	-49.7%
Income from continuing operations before income taxes	5,719	4,187	1,532	36.6%
Income tax expense from discrete adjustment due to tax law change	997	-	997	100.0%
Other income tax expense from continuing operations	1,373	808	565	69.9%
Income tax expense from continuing operations	2,370	808	1,562	193.4%
Income from continuing operations	$3,349	$3,379	($30)	-0.9%

Net Sales.

Net sales for the quarter increased 12.7% or $6,351 from $50,111 to $56,462 . All Groups posted organic growth, with the strongest growth coming from our Pressure/Force (PFG) and Humidity/Chem Gas (HCG) Groups. PFG net sales increased approximately $3,995 or 23.6%, the result of strong growth with our largest customer Sensata, which primarily services the automotive market, as well as growth with our sensors and transducers in HVAC, high-purity, industrial and medical applications. HCG net sales increased approximately $1,479 or 40.8% due to continued success of our humidity products in fogging prevention and engine management applications, as well as sense elements used in the measurement of mass air flow. Net sales within our Position/Piezo/Vibration (PVG) and Temperature/Optical (TPG) Groups grew 2.6% and 3.8%, respectively. Net sales in our Position line were down slightly as compared to last year, which was more than offset by strong sales in Vibration and Piezo products, fueled by continued success of our newly introduced line of accelerometers, as well as various Piezo applications in traffic, patient monitoring and consumer applications.

Gross Margin.

Gross margin (gross profit as a percent of net sales) decreased 1.1 margin points to 41.4% from 42.5%. The decline in margin is primarily due to several factors including product sales mix, a discrete quality event and the strengthening of the Chinese RMB. The unfavorable product sales mix is largely associated with increased sales to our largest customer, Sensata, which primarily serves the automotive market and carries a lower gross margin than our average. Price concessions with Sensata as compared to last year have also contributed to the lower margin. During the quarter ended September 30, 2007, the Company recorded an accrual of approximately $300 to cover costs associated with the expected scrap and rework resulting from an isolated large return of goods from Sensata. The issue that led to the return, which the Company believes has since been resolved, was largely attributable to a problem with raw material supplied by one of our vendors. In addition to this accrual, we incurred approximately $200 in unfavorable direct labor variance in the quarter associated with this event. During the quarter ended September 30, 2007, the Chinese RMB exchange rate relative to the US dollar appreciated approximately 5% as compared to the same period last year. This translates to approximately $1,000 in annualized margin erosion, or $250 in the quarter.

On a continuing basis our gross margin in the Sensor business may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates, and other factors.

Operating Expense and Selling, General and Administrative.

Overall, total operating expenses increased $848 or 5.6% to $16,086. As a percent of net sales, operating expenses decreased to 28.5% from 30.4%. The decrease in operating expenses as a percent of sales is due to net sales increasing at a higher rate as compared to the increase in costs, as well as the impact of continued cost control measures over such areas as professional fees.

Selling, General and Administrative (“SG&A”) expenses increased $1,044 or 7.7% to $14,526 for the three months ended September 30, 2007 from $13,482 for the same period last year. As a percentage of net sales, SG&A expenses declined to 25.7% from 26.9%. Included in SG&A for the three months ended September 30, 2007 is approximately $420 in expense under our variable compensation plan, which represented approximately 40% of the overall increase. There was no variable compensation expense during the first half of fiscal 2007.

Stock Option Expense.

Stock option expense increased $196 to $820 from $624 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Stock option expense represents non-cash equity based compensation in accordance with SFAS No. 123R, Share-Based Payment, under the modified prospective method. The increase in stock option expense as compared to the second quarter last year was primarily the result of the increased number of granted options under the long-term contract with our CFO, as well as stock options granted during the second half of last year, including the large block granted to employees of the newly acquired temperature products group.

Total compensation cost related to share based payments not yet recognized totaled $4,247 at September 30, 2007, which is expected to be recognized over a weighted average period of approximately 2.7 years.

Amortization of acquired intangibles.

Amortization of acquired intangible assets decreased $392 to $740 for the three months ended September 30, 2007 as compared to $1,132 for the three months ended September 30, 2006 mainly due to a higher rate of amortization expense in the same period last year since it was the initial year after the acquisition of YSI Temperature and BetaTHERM. The amortization expense for intangible assets is higher during the first year because the back-log is fully amortized during the initial year. Amortization expense for acquired intangible assets is expected to decline in future periods as well, based on the scheduled amortization of other intangibles, such as covenants-not-to-compete, which are fully amortized after 3 years.

Interest Expense, Net.

Interest expense decreased $248 from $1,455 during the three months ended September 30, 2006 to $1,207 for the three months ended September 30, 2007. The decrease in interest expense is primarily attributable to a decrease in the total outstanding debt from an average amount outstanding of $68,057 during the three months ended September 30, 2006 to $56,793 during the three months ended September 30, 2007, as well as due to a slight decrease in interest rates.

Income Taxes.

Total income tax expense during the second quarter of fiscal 2008 increased $1,562 to $2,370, as compared to the second quarter of fiscal 2007. Approximately $997 of the increase in income tax expense is because of the non-cash discrete income tax expense adjustment for the revaluation of the net deferred tax assets in Germany resulting from recently enacted decrease in tax rates. The remainder of the increase in income tax expense is because of the overall increase in profits before taxes and the increase in the estimated consolidated effective tax rate.

The Company’s combined tax rate in Germany decreased from 39% to 31%, as a result of the German Business Tax Reform 2008, which became effective on August 17, 2007.  The lower German corporate tax rates are effective in fiscal 2008. Although these lower German tax rates are expected to favorably impact net income because of the resulting decrease in income tax expense associated with profits earned in Germany in fiscal 2008 and beyond, the Company revalued the German net deferred tax assets under the provision of SFAS No. 109, Accounting for Income Taxes, at the lower combined German tax rate. Prior to the combined German tax rate reduction, the Company's German net deferred tax assets were valued at approximately $4,297 using a combined German tax rate of 39%, and after the combined German tax rate reduction, the Company’s German net deferred tax assets were revalued to approximately $3,293 using a combined tax rate of approximately 31%. The resulting income tax expense of approximately $997 is a discrete non-cash adjustment.

Our overall effective tax rate from continuing operations, excluding the impact of the $997 non-cash discrete income tax expense adjustment as a result of the German tax rate reduction, was approximately 24% (other income tax from continuing operations of $1,373 divided by income from continuing before income taxes of $5,719) for the three months ended September 30, 2007, as compared to the overall effective tax rate of 19% during the three months ended September 30, 2006. The Company’s overall effective rate in fiscal 2008 has been impacted by a higher portion of taxable income expected to be earned in tax jurisdictions with higher tax rates as compared to fiscal 2007. The shift of taxable earnings is mainly with the forecast of higher earnings in the United States and Europe, as a result of continued cost controls, operating leverage, and lower interest expense. The overall estimated effective tax rate is based on expectations and other estimates and involve complex domestic and foreign tax issues, which are monitored closely, but are subject to change.

SIX MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2006

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS FROM CONTINUING OPERATIONS IN OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006, RESPECTIVELY:

	Six months ended
	September 30,			Percent
	2007	2006	Change	Change
(Amounts in thousands)
Net sales	$109,613	$96,102	$13,511	14.1%
Cost of goods sold	63,368	54,244	9,124	16.8%
Gross profit	46,245	41,858	4,387	10.5%
Operating expenses:
Selling, general, and administrative	29,497	27,437	2,060	7.5%
Non-cash equity based compensation (SFAS 123R)	1,633	1,203	430	35.7%
Amortization of acquired intangibles	1,547	2,150	(603)	-28.0%
Total operating expenses	32,677	30,790	1,887	6.1%
Operating income	13,568	11,068	2,500	22.6%
Interest expense, net	2,393	3,231	(838)	-25.9%
Other expense (income)	409	429	(20)	-4.7%
Income from continuing operations before minority interest and income taxes	10,766	7,408	3,358	45.3%
Minority interest, net of income taxes	161	230	(69)	-30.0%
Income from continuing operations before income taxes	10,605	7,178	3,427	47.8%
Income tax expense from discrete adjustment due to tax law change	997	-	997	100.0%
Other income tax expense from continuing operations	2,546	1,370	1,176	85.8%
Income tax expense from continuing operations	3,543	1,370	2,173	158.7%
Income from continuing operations	$7,062	$5,808	$1,254	21.6%

Net Sales.

Net sales for the six months ended September 30, 2007 increased 14.1% or $13,511 from $96,102 to $109,613. All Groups posted organic sales growth, with the strongest growth coming from PFG and HCG. PFG net sales increased approximately $7,943 or 24.3%, the result of strong growth with our largest customer Sensata, which primarily services the automotive market, as well as growth with our sensors and transducers in HVAC, high-purity, industrial and medical applications. HCG net sales increased approximately $2,684 or 37.4% due to continued success of our humidity products in fogging prevention and engine management applications, as well as sense elements used in the measurement of mass air flow. Net sales within PVG and TPG Groups grew 5.5% and 4.9%, respectively. Net sales in Position were down slightly as compared to last year, offset by strong sales in Vibration and Piezo products, fueled by continued success of our newly introduced line of accelerometers, as well as various Piezo applications in traffic, patient monitoring and consumer applications.

Gross Margin.

Gross margin (gross profit divided by net sales) for the six months ended September 30, 2007 as a percent of net sales decreased 1.4  margin points to 42.2% from 43.6%. The decline in margin is margin is primarily due to several factors including product sales mix, a discrete quality event and the strengthening of the Chinese RMB. The unfavorable product sales mix is largely associated with increased sales to our largest customer, Sensata, which primarily serves the automotive market and carries a lower gross margin than our average. Price concessions with Sensata as compared to last year have also contributed to the lower margin. During the quarter ended September 30, 2007, the Company recorded an accrual of approximately $300 to cover costs associated with the expected scrap and rework resulting from an isolated large return of goods from Sensata. The issue that led to the return, which the Company believes has since been resolved, was largely attributable to a problem with raw material supplied by one of our vendors. In addition to this accrual, we incurred approximately $200 in unfavorable direct labor variance in the quarter associated with this event. During the six months ended September 30, 2007, the Chinese RMB exchange rate relative to the US dollar appreciated approximately 5% as compared to the same period last year. This translates to approximately $1,000 in annualized margin erosion, or $500 for the six months.

On a continuing basis our gross margin in the Sensor business may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates, and other factors.

Operating Expense and Selling, General and Administrative.

Overall, total operating expenses for the six months ended September 30, 2007 increased $1,887 or 6.1% to $32,677 relative to the same period last year. As a percent of net sales, operating expenses decreased to 29.8% from 32.0%. The decrease in operating expenses as a percent of sales is due to net sales increasing at a higher rate as compared to the increase in costs, as well as the impact of cost control measures over such areas as professional fees. Prior year operating expenses were higher by approximately $237 due to the costs associated with the closure of the Barbados facility, a former operating entity of BetaTHERM.

SG&A expenses increased $2,060 or 7.5% to $29,497 for the six months ended September 30, 2007 from $27,437 for the same period last year. As a percentage of net sales, SG&A expenses declined to 26.9% from 28.5%. Included in SG&A for the six months ended September 30, 2007 is approximately $300 in legal expenses associated with the DeWelt and Samuel litigation cases, which were settled during the first quarter, and $630 in expense under our variable compensation plan. There was no variable compensation expense during the first half of fiscal 2007.

Stock Option Expense.

Stock option expense increased $430 to $1,633 from $1,203 for the six months ended September 30, 2007 compared to the six months ended September 30, 2006. Stock option expense represents non-cash equity based compensation with the adoption of SFAS No. 123R, Share-Based Payment, under the modified prospective method. The increase in stock option expense as compared to the same period last year was primarily the result of the increased number of granted options under the long-term contract with our CFO, as well as stock options granted during the second half of last year, including the large block granted to employees of the newly acquired temperature products group.

Total compensation cost related to share based payments not yet recognized totaled $4,247 at September 30, 2007, which is expected to be recognized over a weighted average period of approximately 2.7 years.

Amortization of acquired intangibles.

Amortization of acquired intangible assets decreased $603 to $1,547 from $2,150 for the six months ended September 30, 2007 mainly due to a higher rate of amortization expense during the same period last year since it was the initial year after the acquisition of YSI Temperature and BetaTHERM. The amortization expense for intangible assets is higher during the first year because the back-log is fully amortized during the initial year. Amortization expense for acquired intangible assets is expected to decline in future periods as well, based on the scheduled amortization of other intangibles, such as covenants-not-to-compete, which are fully amortized after 3 years.

Interest Expense, Net.

Interest expense decreased from $3,231 during the six months ended September 30, 2006 to $2,393 for the six months ended September 30, 2007. The decrease in interest expense is primarily attributable to a decrease in the total outstanding debt from an average amount outstanding of $69,174 during the six months ended September 30, 2006 to $57,450 during the six months ended September 30, 2007, as well as due to a slight decrease in interest rates.

Income Taxes.

Total income tax expense during the first half of fiscal 2008 increased $2,173 to $3,543, as compared to the first half of fiscal 2007. Approximately $997 of the increase in income tax expense is a result of the non-cash discrete income tax expense adjustment for the revaluation of the net deferred tax assets in Germany resulting from the recent decrease in tax rates. The remainder of the increase in income tax expense is because of the overall increase in profits before taxes and the increase in the estimated consolidated effective tax rate.

The Company’s combined tax rate in Germany decreased from approximately 39% to 31%, as a result of the German Business Tax Reform 2008, which became effective on August 17, 2007.  The lower German corporate tax rates are effective in fiscal 2008. Although these lower German tax rates are expected to favorably impact net income because of the resulting decrease in income tax expense associated with profits earned in Germany in fiscal 2008 and beyond, the Company under the provisions of SFAS No. 109, Accounting for Income Taxes, revalued the German net deferred tax assets at the lower combined German tax rate. Prior to the combined German tax rate reduction, the Company's German net deferred tax assets were valued at approximately $4,297 using a combined German tax rate of 39%, and after the combined German tax rate reduction, the Company’s German net deferred tax assets were revalued to approximately $3,293 using a combined tax rate of approximately 31%. The resulting income tax expense of $997 is a discrete non-cash adjustment.

The Company’s overall effective rate in fiscal 2008, excluding the impact of the discrete non-cash tax adjustment of $997 as a result of the German tax rate reduction, was approximately 24% (other income tax from continuing operations of $2,546 divided by income from continuing operations before income taxes of $10,605), and has been impacted by a higher portion of taxable income expected to be earned in tax jurisdictions with higher tax rates as compared to fiscal 2007. The shift of taxable earnings is mainly with the forecast of higher earnings in the United States and Europe, as a result of continued cost controls, operating leverage, and lower interest expense. The overall estimated effective tax rate is based on expectations and other estimates and involve complex domestic and foreign tax issues, which are monitored closely, but are subject to change.

LIQUIDITY AND CAPITAL RESOURCES
(Amounts in thousands)

Operating working capital for continuing operations (accounts receivable plus inventory less accounts payable) increased by $897 from $54,263 as of March 31, 2007 to $55,160 as of September 30, 2007. As a percent of annualized sales (net sales for the second quarter times four), operating working capital decreased to 24.4% at September 30, 2007 from 25.3% at March 31, 2007 for annual sales. The overall increase in operating working capital was attributable primarily to the increase in accounts receivable of $1,462 from $34,774 at March 31, 2007 to $36,236 at September 30, 2007, and the increase in inventory of $2,263 from $37,231 at March 31, 2007 to $39,494 at September 30, 2007, but was partially offset by the increase in accounts payable of $2,828 from $17,742 at March 31, 2007 to $20,570 at September 30, 2007. The increase in account receivables and inventory reflects our overall growth in sales, partially offset by improvements in days sales outstanding and inventory turn ratio.

Cash provided from operating activities was $11,906 for the six months ended September 30, 2007, as compared to $5,908 for the six months ended September 30, 2006. Cash provided by operations for the six months ended September 30, 2007 increased $5,998 as compared to the same period last year, which is mainly due to the $3,267 net change in trade receivables from a use of cash flows of $4,074 to a use of cash flows of $807, the $3,546 net change in inventory from a use of cash flows of $5,283 to a use of cash flows of $1,737, as well as due to the increase in income from continuing operations and the favorable adjustments to reconcile net income to net cash for depreciation and amortization and deferred income taxes. The total of all adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations was a net source of cash of $4,844 for the six months ended September 30, 2007, representing the source of cash from such items as the decrease in trade receivables and the increase trade payables, which were partially offset by the net cash used from such items as increases in inventory and the payment of $1,275 as part of the litigation settlement of the DeWelt and Samuel cases.

Net cash used in investing activities was $4,909 for the six months ended September 30, 2007 as compared to $49,663 for the corresponding period last year. The decrease in net cash used in investing activities is primarily due to the acquisitions of YSI Temperature and BetaTHERM during the prior year. In addition, capital spending increased to $4,934 for the six months ended September 30, 2007 from $3,415 for the six months ended September 30, 2006. The increase in capital expenditures can be mainly attributed to the new facility in China the Company is building as well as various capital projects related to production equipment.

Financing activities for the six months ended September 30, 2007 utilized $6,932 of net cash, reflecting debt payments, as compared to $43,804 provided by financing activities the same period last year mainly due to the net proceeds from the amended and expanded credit facilities and short-term debt. The Company continues to pay down the revolver and during the first six months of fiscal 2008, the revolver balance has been reduced by over $6,000.

Long-Term Debt:

To support the financing of the acquisitions of YSI Temperature and BetaTherm (See Note 6), effective April 1, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Facility”) with GE Commercial Credit which, among other things, increased the Company’s existing credit facility from $35,000 to $75,000 and lowered the applicable London Inter-bank Offered Rate (“LIBOR”) or Index Margin from 4.50% and 2.75%, respectively, to LIBOR and Index Margins of 2.75% and 1%, respectively. The term portion of the Amended Credit Facility totaled $20,000. Interest accrues on the principal amount of the borrowings at a rate based on either LIBOR plus a LIBOR margin, or at the election of the borrower, at an Index Rate (prime based rate) plus an Index Margin. The applicable margins may be adjusted quarterly based on a change in specified financial ratios. The term loan is payable in $500 quarterly installments plus interest beginning June 1, 2006 through March 1, 2011, with a final payment of $10,500 payable on April 3, 2011. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, annual capital expenditures, and other related items. The availability of the revolving credit facility is not based on any borrowing base requirements, but borrowings may be limited by certain financial covenants. The Company has provided a security interest in substantially all of the Company’s U.S. based assets as collateral for the Amended Credit Facility. At September 30, 2007, the Company was in compliance with applicable financial covenants.

As of September 30, 2007, the Company utilized the LIBOR based rate for approximately $53,000, and the balance utilized the Index based rate. The interest rate applicable to borrowings under the revolving credit facility was approximately 7.7% at September 30, 2007. As of September 30, 2007, the outstanding borrowings on the revolver, which is classified as long-term debt, were $35,760, and the Company had the right to borrow an additional $19,240 under the revolving credit facility. Commitment fees on the unused balance were equal to .375% per annum of the average amount of unused balances.

Promissory Notes

In connection with the acquisition of Elekon, the Company issued unsecured promissory notes (the “Notes”) totaling $3,000, of which $100 was outstanding at March 31, 2007. The Notes, which amortized over a period of three year in quarterly installments at an interest rate of 6%, were paid in full at September 30, 2007.

LIQUIDITY

At September 30, 2007, we had approximately $9,673 of available cash and $19,240 of borrowing capacity under the revolving credit facility. This cash balance includes cash of $3,160 in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations. We believe the Company’s financial position and ability to generate cash will be sufficient to meet funding of day-to-day and material short and long-term commitments for the foreseeable future.

ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consists of foreign currency translation adjustments, which relates to the Company’s European and Asian operations and the effects of changes in the exchange rates of the U.S. dollar relative to the Euro, RMB and Hong Kong dollar.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require management to change them.   Accordingly, management regularly reviews these estimates and assumptions based on historical experience, changes in the business environment and other factors that management believes to be reasonable under the circumstances.   Management discusses the development, selection and disclosures concerning critical accounting estimates with the Audit Committee of its Board of Directors.   There have been no significant changes to the Application of Critical Accounting Estimates disclosure contained in the Company’s Annual Report Form 10-K as of March 31, 2007, with the exception of the adoption of FIN No. 48, which is discussed below in “New Accounting Pronouncement” and in Note 2.

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

SEASONALITY

Sales of our products are not seasonal.

INFLATION

We compete on the basis of product design, features, and value. Accordingly, our revenues generally have kept pace with inflation, notwithstanding that inflation in the countries where our subsidiaries are located has been consistently higher than inflation in the United States. Increases in labor costs have not had a significant impact on our business because most of our employees are in China, where prevailing labor costs are low. However, we have experienced some increases in material costs, and as a result, we have suffered a decline in margin.

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

AGGREGATE CONTRACTUAL OBLIGATIONS

Annual payments for contractual obligations are expected to be as follows:

Annual contractual obligations estimated as of September 30:

	Payment due by period
	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt obligations	$2,843	$3,214	$2,332	$46,893	$18	$9	$55,309
Interest obligation on long-term debt	4,978	4,722	4,433	4,223	2	1	18,359
Capital lease obligations	809	720	331	11	-	-	1,871
Operating lease obligations *	4,093	3,592	2,431	1,674	832	2,953	15,575
Deferred acquisition payments	2,353	-	-	-	-	-	2,353
Capital additions (China facility)	7,000	-	-	-	-	-	7,000
Total	$22,076	$12,248	$9,527	$52,801	$852	$2,963	$100,467

* Minimum payments have not been reduced by minimum sublease rentals of $149 per year due in the future under non-cancelable subleases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Amounts in thousands)

Foreign Currency Exchange Risk

We are exposed to a certain level of foreign currency exchange risk.

Most of our revenues are priced in U.S. dollars. Most of our costs and expenses are priced in U.S. dollars, with the remaining priced in Chinese renminbi (“RMB”), Euros, Hong Kong dollars and Japanese yen. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the U.S. dollar compared with that of our foreign customers’ currencies. U.S. net sales were $55,337 and $52,621, or 50.5% and 54.8% of net sales, for the six months ended September 30, 2007 and 2006 respectively. Net sales from our foreign facilities were $54,276 and $43,481, or 49.5% and 45.2% of net sales, for the six months ended September 30, 2007 and 2006, respectively. We are exposed to foreign currency transaction and translation losses, which might result from adverse fluctuations in the value of the Euro, Hong Kong dollar, Japanese Yen and Chinese RMB.

At September 30, 2007 and March 31, 2007, we had net assets of $47,213 and $43,561, respectively, in the United States. At September 30, 2007 and March 31, 2007, we had net assets of $29,216 and $23,810, respectively, in China subject to fluctuations in the value of the RMB against the U.S. dollar. At September 30, 2007 and March 31, 2007, we had net assets of $42,560 and $40,981 respectively, in Hong Kong, subject to fluctuations in the value of the Hong Kong dollar against the U.S. dollar. At September 30, 2007 and March 31, 2007, we had net assets of $15,128 and $12,285, respectively, in Europe subject to fluctuations in the value of the Euro against the U.S. dollar. At September 30, 2007 and 2006, we had $2,907 and $3,014, respectively, in net assets in Japan subject to fluctuations in the value of the Japanese Yen against the U.S. dollar.

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

On July 21, 2005, the RMB increased in value by approximately 2.1% as compared to the U.S. dollar, and since this initial change in value, the RMB has appreciated by an additional 7.8%. The Chinese government announced that it will no longer peg the RMB to the U.S. dollar, but established a currency policy letting the RMB trade in a narrow band against a basket of currencies. Based on our net exposure of RMB to U.S. dollars for the fiscal year ended March 31, 2007 and forecast information for fiscal year 2008, we estimate a negative operating income impact of approximately $184 for every 1% appreciation in RMB against the U.S. dollar (assuming no associated cost increases or currency hedging). We continue to consider various alternatives to hedge this exposure, and have considered, but do not currently use, foreign currency contracts as a hedging strategy. We are attempting to manage this exposure through, among other things, pricing and monitoring balance sheet exposures for payables and receivables.

Based on the net exposures of the Euro to the U.S. dollar for the fiscal year ended March 31, 2007, we estimate a positive operating income impact of $143 for every 1% appreciation in Euros relative to the U.S. dollar (assuming no price increases passed to customers, and associated cost increases or currency hedging).

The Company has a number of foreign currency exchange contracts to manage exposure to fluctuations of the U.S. dollar relative to the Euro. These currency contracts have a total notional amount of $7,867 and $5,088 at September 30, 2007 and March 31, 2007, respectively. The exercise dates are through March 2008 at an average exchange rate of $1.34 (Euro to U.S. dollar conversion rate). These derivatives are not designated as cash-flow hedges under FASB No. 133, therefore, changes in their fair value are recorded in earnings, not in other comprehensive income. As of September 30, 2007 and March 31, 2007, the fair value of these currency contracts was an asset of $15 and $102, respectively.

There can be no assurance that these currencies will remain stable or will fluctuate to our benefit. To manage our exposure to foreign currency transaction and translation risks, we may purchase currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility accrues at a rate based on either LIBOR rate plus a LIBOR margin or at an Indexed (prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at our election. Our results will be adversely affected by any increase in interest rates. For example, based on the $53,000 of total debt outstanding under these facilities at September 30, 2007 an annual interest rate increase of 100 basis points would increase interest expense and decrease our pre-tax profitability by $530. We do not hedge this interest rate exposure.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2007.   Based on such evaluation, such officers have concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures are effective. This assessment of internal controls over financial reporting did not include the evaluation of internal controls for the Company’s joint venture in Japan, Nikisso-YSI (“N-Y”), an entity consolidated pursuant to FIN 46R. The Company does not have the ability to dictate or modify the controls of N-Y, and the Company does not have the ability, in practice, to assess those controls. At September 30, 2007, N-Y represented $3,857 in total assets, $2,907 in net assets, $1,860 net sales and $160 in net income.

 (b) Changes in Internal Control Over Financial Reporting

During the first six months of fiscal 2008, management did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in our Annual Report Form 10-K for the year ended March 31, 2007, that could adversely affect our business, results of operations and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of Shareholders of Measurement Specialties, Inc. was held on September 10, 2007.

(b)	All director nominees were elected.

(c)	The following matters were voted upon at the meeting of shareholders and the votes cast with respect to such matters were as follows:

	Votes Received For	Votes Withheld
Election of Directors:

John D. Arnold	11,911,977	354,096
Frank D. Guidone	11,913,770	352,303
Kenneth E. Thompson	11,748,472	517,601

	Votes Received For	Votes Against	Votes Withheld	Broker Non-Votes
Approval of an amendment to the Second Restated Certificate of Incorporation of the Company to increase shares the total number of authorized shares of common stock from 20,000,000 to 25,000,000.	12,114,529	144,558	6,986	-

Approval of an amendment to the Second Restated Certificate of Incorporation of the Company to provide indemnification of directors, officers and employees of the Company.	12,141,463	106,522	18,088	-

Ratification of appointment of independent public accountants, KPMG LLP	12,217,084	40,740	8,250	-

ITEM 5. OTHER INFORMATION

On November 6, 2007, the Company and Frank D. Guidone, the Company’s Chief Executive Officer, entered into an amendment and restatement (the “Restated Agreement”) of Mr. Guidone’s employment agreement with the Company. The Restated Agreement was approved by the Compensation Committee of the Company. The Restated Agreement, among other things, (1) removes the target bonus amount of 55% of Mr. Guidone’s annual salary and provides that the amount of any bonus payable to Mr. Guidone will be determined by the Compensation Committee or the Board, (2) removes the fixed employment term (previously an initial term of two years continuing through March 31, 2008 and automatic renewal terms of one year thereafter) and (3) provides for the payment of severance benefits in the event that Mr. Guidone’s employment is terminated by the Company without cause or by Mr. Guidone for cause. Such severance benefits include a lump sum payment in the amount of (1) accrued but unpaid salary, (2) earned but unpaid bonus, (3) incurred but unreimbursed business expenses plus (4) 150% of Mr. Guidone’s annual salary.

ITEM 6. EXHIBITS

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Measurement Specialties, Inc. (Registrant)

Date: November 7, 2007	By:	/s/ Frank D. Guidone
Frank D. Guidone
President, Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2007	By:	/s/ Mark Thomson
Mark Thomson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Second Restated Certificate of Incorporation of Measurement Specialties, Inc.

31.1	Certification of Frank D. Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Mark Thomson required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Frank D. Guidone and Mark Thomson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350