Form 10-Q
period 2007-12-31
Measurement Specialties Inc
filed 2008-02-06
CIK 778734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,427,228 shares of common stock, no par value per share, as of February 1, 2008.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS
DECEMBER 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,		Nine months ended December 31,
(Amounts in thousands, except per share amounts)	2007	2006	2007	2006
Net sales	$55,991	$49,766	$165,604	$145,867
Cost of goods sold	32,522	28,113	95,888	82,396
Gross profit	23,469	21,653	69,716	63,471
Total operating expenses	15,949	15,935	48,629	46,666
Operating income	7,520	5,718	21,087	16,805
Interest expense, net	946	1,518	3,339	4,749
Foreign currency exchange and other expense (income)	425	(12)	834	436
Income from continuing operations before minority interest and income taxes	6,149	4,212	16,914	11,620
Minority interest, net of income taxes	91	230	252	460
Income tax expense from continuing operations	1,205	648	4,747	2,019
Income from continuing operations	4,853	3,334	11,915	9,141
Discontinued operations:
Income (loss) from discontinued operations before income taxes	42	(5)	98	(37)
Income tax benefit from discontinued operations	(9)	(1)	(3)	(7)
Income from discontinued operations	51	(4)	101	(30)
Gain on disposition of discontinued operations (net of income taxes)	-	2,156	-	2,156
Income from discontinued operations	51	2,152	101	2,126
Net income	$4,904	$5,486	$12,016	$11,267

Net income per common share - Basic:
Income from continuing operations	$0.33	$0.24	$0.83	$0.65
Income from discontinued operations	0.01	-	0.01	-
Gain from disposition of discontinued operations (net of income taxes)	-	0.15	-	0.15
Net income per common share - Basic	$0.34	$0.39	$0.84	$0.80

Net income per common share - Diluted:
Income from continuing operations	$0.33	$0.23	$0.82	$0.63
Income (loss) from discontinued operations	0.01	-	0.01	-
Gain from disposition of discontinued operations (net of income taxes)	-	0.15	-	0.15
Net income per common share - Diluted	$0.34	$0.38	$0.83	$0.78

Weighted average shares outstanding - Basic	14,357	14,177	14,337	14,120
Weighted average shares outstanding - Diluted	14,535	14,401	14,512	14,411

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands)	December 31, 2007	March 31, 2007

ASSETS

Current assets:
Cash and cash equivalents	$28,958	$7,709
Accounts receivable, trade, net of allowance for
doubtful accounts of $551 and $516, respectively	34,960	34,774
Inventories, net	41,774	37,231
Deferred income taxes, net	4,956	4,718
Prepaid expenses and other current assets	3,662	3,057
Other receivables	847	420
Due from joint venture partner	1,622	1,456
Current portion of promissory note receivable	1,077	2,465
Total current assets	117,856	91,830

Property, plant and equipment, net	35,403	27,559
Goodwill	92,027	77,397
Acquired intangible assets, net	32,968	17,006
Deferred income taxes, net	2,989	8,360
Promissory note receivable, net of current portion	-	851
Other assets	1,725	1,688
Total Assets	$282,968	$224,691

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	March 31,
(Amounts in thousands)	2007	2007

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of promissory notes payable	$2,177	$100
Current portion of deferred acquisition obligation	-	1,973
Current portion of long-term debt	3,106	2,753
Current portion of capital lease obligation	798	811
Accounts payable	21,825	17,742
Accrued expenses	4,171	2,447
Accrued compensation	6,385	6,616
Income taxes payable	3,115	3,089
Other current liabilities	2,473	4,089
Accrued litigation settlement expenses	-	1,275
Total current liabilities	44,050	40,895

Revolver	69,647	42,010
Promissory notes payable, net of current portion	6,531	-
Long-term debt, net of current portion	15,914	17,561
Capital lease obligation, net of current portion	912	1,354
Other liabilities	542	606
Total liabilities	137,596	102,426

Minority Interest	1,690	1,628

Shareholders' equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	-	-
Common stock, no par; 25,000,000 shares authorized; 14,423,478
and 14,280,364 shares issued and outstanding, respectively	-	-
Additional paid-in capital	77,460	73,399
Retained earnings	57,513	45,497
Accumulated other comprehensive income	8,709	1,741
Total shareholders' equity	143,682	120,637
Total liabilities, minority interest and shareholders' equity	$282,968	$224,691

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

			Accumulated
	Additional		Other
	paid-in	Retained	Comprehensive		Comprehensive
(Amounts in thousands)	capital	Earnings	Income (Loss)	Total	Income
Balance, March 31, 2006	$66,371	$31,263	$(2,137)	$95,497
Comprehensive income:
Net income	-	11,267	-	11,267	$11,267
Currency translation adjustment	-	-	3,740	3,740	3,740
Comprehensive income	-	-	-		$15,007
Non-cash equity based compensation (SFAS 123R)	1,985	-	-	1,985
Issuance of common stock for acquisition of BetaTherm	1,000	-	-	1,000
Proceeds from exercise of stock options	1,736	-	-	1,736
Balance, December 31, 2006	$71,092	$42,530	$1,603	$115,225

Balance, March 31, 2007	$73,399	$45,497	$1,741	$120,637
Comprehensive income:
Net income	-	12,016	-	12,016	$12,016
Currency translation adjustment	-	-	6,968	6,968	6,968
Comprehensive income	-	-	-		$18,984
Non-cash equity based compensation (SFAS 123R)	2,493	-	-	2,493
Proceeds from exercise of stock options	1,568	-	-	1,568
Balance, December 31, 2007	$77,460	$57,513	$8,709	$143,682

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	December 31,
(Amounts in thousands)	2007	2006

Cash flows from operating activities:
Net income	$12,016	$11,267
Less: Income (loss) from discontinued operations - Consumer	101	(30)
Less: Gain on sale of discontinued operations - Consumer	-	2,156
Income from continuing operations	11,915	9,141

Adjustments to reconcile net income to net cash
provided by operating activities from continuing operations:
Depreciation and amortization	6,784	7,207
Loss on sale of assets	93	35
Provision for doubtful accounts	84	133
Provision for inventory reserve	566	1,454
Provision for warranty	455	306
Minority interest	252	460
Non-cash equity based compensation (SFAS 123R)	2,493	1,985
Deferred income taxes	822	-
Net change in operating assets and liabilities:
Accounts receivable, trade	2,099	(4,136)
Inventories	(545)	(7,967)
Prepaid expenses, other current assets and other receivables	(256)	(75)
Other assets	(238)	(27)
Accounts payable	3,008	2,041
Accrued expenses, accrued compensation, other current and other liabilities	(2,073)	694
Accrued litigation settlement expenses	(1,275)	-
Income taxes payable	263	344
Net cash provided by operating activities from continuing operations	24,447	11,595
Cash flows used in investing activities from continuing operations:
Purchases of property and equipment	(8,473)	(5,015)
Proceeds from sale of assets	26	90
Acquisition of business, net of cash acquired of $10,744	(22,838)	(46,325)
Net cash used in investing activities from continuing operations	(31,285)	(51,250)
Cash flows from financing activities from continuing operations:
Borrowing of long-term debt	-	21,885
Repayments of long-term debt	(2,183)	(19,282)
Borrowings of short-term debt, revolver and notes payable	41,127	48,133
Payments of short-term debt, revolver, leases and notes payable	(13,587)	(11,340)
Payments under deferred acquisition payments	(1,738)	(3,972)
Minority interest payments	(243)	(112)
Proceeds from exercise of options	1,568	1,736
Net cash provided by financing activities from continuing operations	24,944	37,048
Net cash provided by operating activities of discontinued operations	158	208
Net cash provided by investing activities of discontinued operations	2,239	1,418
Net cash provided by discontinued operations	2,397	1,626

Net change in cash and cash equivalents	20,503	(981)
Effect of exchange rate changes on cash	746	90
Cash, beginning of year	7,709	9,166
Cash, end of period	$28,958	$8,275

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$3,461	$4,868
Income taxes	3,278	549
Non-cash investing and financing transactions:
Deferred acquisition obligation	-	1,958
Promissory note payable from acquisition	8,708	-
Issuance of stock in connection with acquisition of BetaTherm	-	1,000
Promissory note receivable from sale of discontinued operations	-	2,156

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Interim Financial Statements:

The information presented as of December 31, 2007 and for the three and nine month periods ended December 31, 2007 and 2006 are unaudited, and reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of December 31, 2007, the results of its operations for the three and nine month periods ended December 31, 2007 and 2006, and cash flows for the nine month periods ended December 31, 2007 and 2006. The Company’s March 31, 2007 balance sheet information was derived from the audited consolidated financial statements for the year ended March 31, 2007, which are included as part of the Company’s Annual Report on Form 10-K.

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

Description of Business:

Measurement Specialties, Inc. (the “Company”) is a global leader in designing, developing and manufacturing sensors for original equipment manufacturers and end users. The Company has nine primary manufacturing facilities strategically located in the United States, China, France, Ireland, Germany and Switzerland enabling the Company to produce and market world-wide a broad range of sensors that use advanced technologies to measure precise ranges of physical characteristics including pressure, position, force, vibration, humidity, photo-optics, in-situ fluid monitoring and temperature. These sensors are used for automotive, medical, consumer, military/aerospace, barometric and sub-sea depth markets and industrial applications. The Company’s sensor products include pressure and electromagnetic displacement sensors, transducers, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors, humidity and temperature sensors.

The majority of our sensors are devices that sense elements and transducers that convert mechanical information into a proportionate electronic signal for display, processing, interpretation or control. Sensors are essential to the accurate measurement, resolution and display of pressure, force, linear or rotary position, tilt, vibration, motion, humidity, temperature or fluid properties such as viscosity, density and dielectric constant. Our other sensor products are transducers that convert an applied electrical signal into a mechanical motion corresponding to the amplitude and frequency of the electrical input.

The Company's advanced technologies include piezo-resistive silicon sensors, application-specific integrated circuits, micro-electromechanical systems (“MEMS”), piezoelectric polymers, foil strain gauges, force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, electromagnetic displacement sensors, hygroscopic capacitive sensors, ultrasonic sensors, optical sensors, negative thermal coefficient (“NTC”) ceramic sensors and in-situ fluid monitoring sensors. These technologies allow our sensors to operate precisely and cost effectively.

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

The Company has made the following acquisitions, which are included in the consolidated financial statements as of the effective date of such acquisition (See Note 6):

Acquired Company	Effective Date of Acquisition	Country
Elekon Industries U.S.A., Inc. (‘Elekon’)	June 24, 2004	U.S.A.
Entran Devices, Inc. and Entran SA (‘Entran’)	July 16, 2004	U.S.A. and France
Encoder Devices, LLC (‘Encoder’)	July 16, 2004	U.S.A.
Humirel, SA (‘Humirel’)	December 1, 2004	France
MWS Sensorik GmbH (‘MWS’)	January 1, 2005	Germany
Polaron Components Ltd (‘Polaron’)	February 1, 2005	United Kingdom
HL Planartechnik GmbH (‘HLP’)	November 30, 2005	Germany
Assistance Technique Experimentale (‘ATEX’)	January 19, 2006	France
YSIS Incorporated (‘YSI Temperature’)	April 1, 2006	U.S.A. and Japan
BetaTherm Group Ltd. (‘BetaTherm’)	April 1, 2006	Ireland and U.S.A.
Visyx Technologies, Inc. (‘Visyx’)	November 20, 2007	U.S.A.
Intersema Microsystems SA (‘Intersema’)	December 28, 2007	Switzerland

The above companies, except for Encoder, Polaron and Visyx, which were asset purchases, became direct or indirect wholly-owned subsidiaries of the Company, upon consummation of their respective acquisitions.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, the Company consolidates its one variable interest entity (“VIE”) for which the Company is the primary beneficiary. With the purchase of YSI Temperature, the Company acquired a 50 percent ownership interest in Nikisso-THERM (“NT”), a joint venture in Japan. This joint venture is included in the condensed consolidated financial statements of the Company at December 31, 2007 and 2006 and March 31, 2007. Assets of the consolidated VIE at December 31, 2007 and March 31, 2007 totaled $3,798 and $4,257, respectively, and total liabilities of the consolidated VIE at December 31, 2007 and March 31, 2007 totaled $646 and $1,243, respectively. Net sales of the consolidated VIE for the three months ended December 31, 2007 and 2006 totaled $876 and $1,607, respectively, and for the nine months ended December 31, 2007 and 2006 totaled $2,737 and $3,231, respectively. Minority interest for the three months ended December 31, 2007 and 2006 is net of income taxes of $63 and $120, respectively, and for the nine months ended December 31, 2007 and 2006, minority interest is net of income taxes of $175 and $221, respectively. At December 31, 2007 and March 31, 2007, NT had amounts due from Nikisso of $1,622 and $1,456, respectively.

As of April 1, 2007, pursuant to a restructuring of certain of the Company’s European operations, the Company established a new entity: MEAS Germany, which is a subsidiary of MEAS Europe. MEAS Germany is the German holding company and will be the result of the consolidating and merging of the operations of MWS, HLP, and ATEX GmbH. The reorganization is being effected to facilitate improved statutory reporting and no effect is expected on the condensed consolidated financial statements as a result of this reorganization.

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

Recently Adopted Accounting Pronouncements:

FIN 48, which was issued on July 13, 2006, clarifies the accounting for uncertainty in income tax recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (“SFAS No. 109”). FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under the guidelines of FIN 48, an entity should recognize a financial statement benefit for a tax position if it determines that it is more likely than not that the position will be sustained on examination. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

The Company adopted the provisions of FIN 48 effective April 1, 2007. The Company has historically applied the more-likely-than-not recognition threshold, and as a result, the implementation of FIN 48 did not have an impact on the Company’s financial statements. The amount of unrecognized tax benefit was $633 at April 1, 2007. The total amount of unrecognized tax benefit at April 1, 2007, if recognized, would be recorded against goodwill. Based on the expiration of the statute of limitations for specific jurisdictions, the related unrecognized tax benefit for positions previously taken may change in the next twelve months by approximately $260.

The Company recognizes exposures for interest related to unrecognized tax benefits in “Interest expense” and penalties related to tax matters in “Operating expenses.” At April 1, 2007, the balance of interest accrued on unrecognized tax benefits and any penalties related to tax matters was $74 and $108, respectively.

The Company files consolidated federal income tax returns. The Company and its subsidiaries also file separate or combined income tax returns in various state and foreign jurisdictions. The following are the major jurisdictions in which the Company and its subsidiaries operate and the earliest tax years for which the Company or its subsidiaries are subject to examination:

U.S. Federal	2001
U.S. State:
Virginia	2001
California	2001
Ohio	2007
Massachusetts	2004
China	1996
Hong Kong	2001
Ireland	2000
France	2004
Germany	2004
Switzerland	2006

Recently Issued Accounting Pronouncements:

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141. SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;

•	Non-controlling interests (formerly known as "minority interests") will be valued at fair value at the acquisition date;

•
Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R is effective for the Company beginning April 1, 2009 and will apply prospectively to business combinations for which the acquisition is completed on or after that date. Earlier adoption is prohibited. Since SFAS No. 141R is prospectively applied, no impact is expected on the current financial statements.

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for the Company beginning April 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Like Statement 141R discussed above, earlier adoption is prohibited. Since SFAS No. 160 is prospectively applied, no impact is expected on the current financial statements.

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

The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently quantifying the impact of SFAS No. 157 on its financial statements.

3. STOCK BASED COMPENSATION AND PER SHARE INFORMATION

The Company accounts for stock-based compensation under SFAS No. 123R (Revised 2004), Share-Based Payment. Stock-based compensation expense for the three months ended December 31, 2007 and 2006 was $860 and $782, respectively, and for the nine months ended December 31, 2007 and 2006, stock-based compensation expense was $2,493 and $1,985, respectively. The estimated fair value of stock options granted during the three and nine months ended December 31, 2007 approximated $2,057 and $2,759, respectively, net of expected forfeitures and is being recognized over their respective vesting periods. During the three and nine months ended December 31, 2007, the Company recognized $100 and $310, respectively, of expense related to these options.

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

During the three and nine months ended December 31, 2007, the Company granted a total of 313,045 and 414,545 stock options, respectively, from the 2006 Stock Option Plan. The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of stock-based awards with the following assumptions for the indicated periods.

	Three months ended December 31, 2007	Nine months ended December 31, 2007
Dividend yield	-	-
Expected Volality	37.2%	37.6%
Risk-Free Interest Rate	3.2%	3.6%
Expected term (in years)	3.9	4.2
Weighted-average grant-date fair value	$7.93	$8.27

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

During the nine months ended December 31, 2007, approximately 153,068 stock options were exercised yielding $1,568 in cash proceeds and no tax benefit recognized as additional paid in capital. During the nine months ended December 31, 2006, approximately 239,350 stock options were exercised yielding $1,736 in cash proceeds and no tax benefit recognized as additional paid in capital.

At December 31, 2007, there was $5,518 of unrecognized compensation cost adjusted for estimated forfeitures related to share-based payments, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

Per Share Information:

Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options and warrants, less the shares that may be repurchased with the funds received from their exercise. There were approximately 1,249,490 and 1,326,662 anti-dilutive weighted shares excluded from the calculation for the three months ended December 31, 2007 and 2006, respectively, and there were approximately 1,502,718 and 1,015,223 anti-dilutive weighted shares excluded from the calculation for the nine months ended December 31, 2007 and 2006, respectively.

The computation of the basic and diluted net income per share is as follows:

	Net income (Numerator)	Weighted Average Shares in thousands (Denominator)	Per-Share Amount
Three months ended December 31, 2007:
Basic per share information	$4,904	14,357	$0.34
Effect of dilutive securities	-	178	-
Diluted per-share information	$4,904	14,535	$0.34

Three months ended December 31, 2006:
Basic per share information	$5,486	14,177	$0.39
Effect of dilutive securities	-	224	(0.01)
Diluted per-share information	$5,486	14,401	$0.38

Nine months ended December 31, 2007:
Basic per share information	$12,016	14,337	$0.84
Effect of dilutive securities	-	175	(0.01)
Diluted per-share information	$12,016	14,512	$0.83

Nine months ended December 31, 2006:
Basic per share information	$11,267	14,120	$0.80
Effect of dilutive securities	-	291	(0.02)
Diluted per-share information	$11,267	14,411	$0.78

4. INVENTORIES

Inventories, net of inventory reserves for slow moving, obsolete and lower of cost or market exposures at December 31, 2007 and March 31, 2007 are summarized as follows:

	December 31, 2007	March 31, 2007
Raw Materials	$21,765	$18,328
Work-in-Process	6,020	5,099
Finished Goods	13,989	13,804
	$41,774	$37,231

Inventory Reserves:	$3,028	$3,158

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments.

Property, plant and equipment are summarized as follows:

	December 31, 2007	March 31, 2007	Useful Life
Production equipment & tooling	$38,727	$32,435	3-10 years
Building and leasehold improvements	8,581	7,524	39 years or lesser of useful life or remaining term of lease
Furniture and equipment	10,827	9,103	3-10 years
Construction-in-progress	7,159	2,603
Total	65,294	51,665
Less: accumulated depreciation and amortization	(29,891)	(24,106)
	$35,403	$27,559

Total depreciation was $1,541 and $1,367 for the three months ended December 31, 2007 and 2006, respectively. Total depreciation was $4,505 and $3,909 for the nine months ended December 31, 2007 and 2006, respectively. Property and equipment included $1,710 and $2,165 in capital leases at December 31, 2007 and March 31, 2007, respectively. Construction-in-progress at December 31, 2007 and March 31, 2007 includes approximately $3,387 and $1,588, respectively, related to the construction of the new facility in China.

6. ACQUISITIONS, GOODWILL AND ACQUIRED INTANGIBLES

Recent Acquisitions:

As part of its growth strategy, the Company made twelve acquisitions since June 2004 with total purchase price exceeding $150,000, of which two acquisitions were made during the year ended March 31, 2007 and two acquisitions were made during the quarter ended December 31, 2007.

Changes to goodwill relate to new acquisitions and translation adjustments for changes in foreign currency exchange rates. Goodwill balances presented in the condensed consolidated balance sheets of foreign acquisitions are translated at the exchange rate in effect at each balance sheet date; however, opening balance sheets used to calculate goodwill and acquired intangible assets are based on purchase date exchange rates, except for earn-out payments which are recorded at the exchange rates in effect on the date the earn-out is accrued. The following acquisition summaries represent acquisitions from the beginning of fiscal 2007 forward. Therefore, goodwill for each acquisition presented below does not aggregate to reported amounts.

YSI:

Effective April 1, 2006, the Company completed the acquisition of all of the capital stock of YSIS Incorporated (“YSI Temperature”), a division of YSI Incorporated, for $14,252 ($14,000 in cash at close and $252 in acquisition costs). YSI Temperature manufactures a range of thermistors for automotive, medical, industrial and consumer goods applications. The transaction was financed with borrowings under the Company’s Amended and Restated Credit Facility (See Note 7). The Company’s final purchase price allocation related to the YSI Temperature acquisition follows:
Assets:
Cash	$440
Accounts receivable	3,109
Inventory	1,672
Prepaid assets and other	714
Property and equipment	1,134
Acquired intangible assets	2,142
Goodwill	7,588
Other	303
17,102
Liabilities:
Accounts payable	(884)
Accrued compensation	(780)
Deferred income taxes	(65)
Minority interest	(1,121)
(2,850)
Total Purchase Price	$14,252

BetaTHERM:

Effective April 1, 2006, the Company completed the acquisition of all of the capital stock of BetaTHERM Group Ltd., a sensor company headquartered in Galway, Ireland (“BetaTHERM”), for $37,248 ($33,741 in cash at closing, $1,787 in deferred acquisition payments which were paid in October 2007, $1,000 in Company shares and $720 in acquisition costs). BetaTHERM manufactures precision thermistors used for temperature sensing in aerospace, biomedical, automotive, industrial and consumer goods applications. BetaTHERM conducts business through operations located in Ireland, Massachusetts and China. The transaction was financed with borrowings under the Company’s Amended and Restated Credit Facility (See Note 7). The Company executed a restructuring of BetaTHERM during the three months ended March 31, 2007, whereby the ownership of BetaTHERM’s U.S. operation was transferred to Measurement Specialties, Inc. from BetaTHERM Ireland. This reorganization was part of the acquisition in that it was a requirement in our Amended and Restated Credit Facility and provided an efficient organizational structure for operational and tax purposes. The Company’s final purchase price allocation related to the BetaTHERM acquisition follows:

Assets:
Cash	$2,388
Accounts receivable	3,180
Inventory	2,521
Property and equipment	3,551
Acquired intangible assets	8,609
Goodwill	25,803
Other	228
46,280
Liabilities:
Accounts payable	(1,733)
Accrued expenses	(695)
Taxes payable	(805)
Debt	(3,737)
Deferred income taxes	(2,062)
(9,032)
Total Purchase Price	$37,248

Visyx:

Effective November 20, 2007, the Company acquired certain assets of Visyx Technologies Inc. based in Sunnyvale, California for $1,616 ($1,400 at close, $100 held-back to cover certain expenses, and $116 in acquisition costs). The Seller has the potential to receive up to an additional $2,000 in the form of a contingent payment based on successful commercialization of specified sensors prior to December 31, 2011, and an additional $9,000 earn-out based on a percentage of sales in calendar years 2009, 2010 and 2011. Visyx has a range of sensors that measure fluid properties, including density, viscosity and dielectric constant, for use in heavy truck/off road engines and transmissions, compressors/turbines, refrigeration and air conditioning. Because of the proximity of the Visyx transaction to our fiscal quarter end, the values of certain assets and accruals are based on preliminary information and are subject to adjustment as additional information is obtained. The Company’s preliminary purchase price allocation related to the Visyx acquisition follows:

Assets:
Accounts receivable	$12
Inventory	10
Acquired intangible assets	1,528
Goodwill	66
Total Purchase Price	$1,616

Intersema:

Effective December 28, 2007, the Company completed the acquisition of all of the capital stock of Intersema Microsystems S.A. (“Intersema”), a sensor company headquartered in Bevaix, Switzerland, for $40,049 ($31,249 in cash at closing, $8,708 in unsecured Promissory Notes (“Intersema Notes”), and $92 in acquisition costs). The Intersema Notes bear interest of 4.5% per annum and are payable in four equal annual installments beginning December 28, 2008. The selling shareholders have the potential to receive up to an additional $17,400 tied to 2009 earnings growth objectives. Intersema is a designer and manufacturer of pressure sensors and modules with low pressure, harsh media and ultra-small package configurations for use in barometric and sub-sea depth measurement markets. The transaction was financed with borrowings under the Company’s Amended Credit Facility (See Note 7). Because of the proximity of the Intersema transaction to our fiscal quarter end, the values of certain assets and accruals are based on preliminary information and are subject to adjustment as additional information is obtained. The Company’s preliminary purchase price allocation related to the Intersema acquisition follows:

Assets:
Cash	$10,744
Accounts receivable	1,183
Inventory	2,980
Other assets	537
Property and equipment	1,846
Acquired intangible assets	16,160
Goodwill	12,571
46,021

Liabilities:
Accounts payable	(848)
Accrued compensation	(1,329)
Deferred income taxes	(3,795)
(5,972)
Total Purchase Price	$40,049

Acquired Intangibles:

In connection with acquisitions, the Company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade-names, order backlogs and covenants not to compete. The gross amounts and accumulated amortization, along with the range of amortizable lives, are as follows:

		December 31, 2007			March 31, 2007
	Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	5-15	$26,339	$(4,920)	$21,419	$15,474	$(3,194)	$12,280
Patents	5-19.5	7,471	(627)	6,844	2,514	(445)	2,069
Tradenames	1.5-3	1,768	(814)	954	1,031	(520)	511
Backlog	1	3,019	(1,832)	1,187	1,780	(1,780)	-
Covenants-not-to-compete	3	1,556	(905)	651	903	(824)	79
Proprietary technology	5-15	2,462	(549)	1,913	2,447	(380)	2,067
		$42,615	$(9,647)	$32,968	$24,149	$(7,143)	$17,006

Estimated annual amortization expense is as follows:

Amortization
Fiscal Year	Expense
2008	$3,694
2009	5,318
2010	4,215
2011	4,056
2012	3,297
Thereafter	12,388
$32,968

Pro forma Financial Data (Unaudited):

The following represents the Company’s pro forma consolidated results of continuing operations for the quarter and nine months ended December 31, 2007 and 2006, assuming the Visyx and Intersema acquisitions occurred as of April 1, 2007 and 2006, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had all the acquired companies been operated as part of the Company since April 1, 2007 and 2006. Additionally, due to the proximity of acquiring Visyx and Intersema to December 31, 2007, the pro forma data is based on preliminary purchase accounting information.

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
Net Sales	$60,638	$53,407	$178,970	$156,852

Income from continuing operations	$4,531	$2,543	$10,949	$6,769

Income from continuing operations per common share:
Basic	$0.32	$0.18	$0.76	$0.48
Diluted	$0.31	$0.18	$0.75	$0.47

7. LONG-TERM DEBT

To support the financing of the acquisition of Intersema (See Note 6), the Company amended the Amended and Restated Credit Agreement (“Amended Credit Facility”) with GE Commercial Credit effective December 10, 2007 which, among other things, increased the Company’s existing revolving credit facility from $55,000 to $121,000 and lowered the applicable London Inter-bank Offered Rate (“LIBOR”) or Index Margin from 2.75% and 1.0%, respectively, to LIBOR and Index Margins of 2.00% and 0.25%, respectively. Interest accrues on the principal amount of the borrowings at a rate based on either LIBOR plus a LIBOR margin, or at the election of the borrower, at an Index Rate (prime based rate) plus an Index Margin. The applicable margins may be adjusted quarterly based on a change in specified financial ratios. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, annual capital expenditures, and other related items. The availability of the revolving credit facility is not based on any borrowing base requirements, but borrowings may be limited by certain financial covenants. The Company has provided a security interest in substantially all of the Company’s U.S. based assets as collateral for the Amended Credit Facility. The term loan portion of our credit facility was not changed with the Amended Credit Facility. At December 31, 2007, the Company was in compliance with applicable financial covenants.

To support the financing of the acquisitions of YSI Temperature and BetaTherm (See Note 6), effective April 1, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended and Restated Credit Facility”) with GE Commercial Credit which, among other things, increased the Company’s existing credit facility from $35,000 to $75,000 and lowered the applicable London Inter-bank Offered Rate (“LIBOR”) or Index Margin from 4.50% and 2.75%, respectively, to LIBOR and Index Margins of 2.75% and 1%, respectively. The term portion of the Amended Credit Facility totaled $20,000. The term loan is payable in $500 quarterly installments plus interest beginning June 1, 2006 through March 1, 2011, with a final payment of $10,500 payable on April 3, 2011.

As of December 31, 2007, the Company utilized the LIBOR based rate for approximately $82,343, and the balance of the total credit facility utilized the Index based Rate. The interest rate applicable to borrowings under the revolving credit facility was approximately 6.94% at December 31, 2007. As of December 31, 2007, the outstanding borrowings on the revolver, which is classified as long-term debt, were $69,647, and the Company had the right to borrow an additional $51,353 under the revolving credit facility. Commitment fees on the unused balance were equal to .375% per annum of the average amount of unused balances.

Promissory Notes:

In connection with the acquisition of Elekon, the Company issued unsecured promissory notes (“Elekon Notes”) totaling $3,000, of which $100 was outstanding at March 31, 2007. The Elekon Notes, which amortized over a period of three years in quarterly installments at an interest rate of 6% per year, were paid in full during the quarter ended September 30, 2007.

In connection with the acquisition of Intersema, the Company issued unsecured promissory notes (“Intersema Notes”) totaling $8,708, of which $2,177 is classified as current at December 31, 2007. The Intersema Notes are payable in four annual installments of $2,177 beginning December 28, 2008 and bear an interest rate of 4.5% per year.

Long-Term Debt and Promissory Notes:

Below is a summary of the long-term debt and promissory notes outstanding at December 31, 2007 and March 31, 2007:

	December 31,	March 31,
	2007	2007
Prime or LIBOR plus 2.00% or 0.25% five-year term loan with a final installment due on April 3, 2011	$16,500	$18,000

Governmental loans from French agencies at no interest and payable based on R&D expenditures.	851	744

Term credit facility with six banks at an interest rate of 4% payable through 2010.	1,102	1,009

Bonds issued at an interest rate of 3% payable through 2009.	515	467

Term credit facility with two banks at interest rates of 3.9%-4.0% payable through 2009.	52	94

	$19,020	$20,314
Less current portion of long-term debt	3,106	2,753
	$15,914	$17,561
6% promissory notes payable in six quarterly installments through July 1, 2007	$-	$100
4.5% promissory note payable in four equal annual installments through December 28, 2011	8,708	-
Less current portion of promissory notes payable	2,177	100
	$6,531	$-

The annual principal payments of long-term debt and revolver as of December 31, 2007 are as follows:

Year	Term	Other	Subtotal	Notes	Revolver	Total
2008	$2,000	$1,106	$3,106	$2,177	-	$5,283
2009	2,000	991	2,991	2,177	-	5,168
2010	2,000	326	2,326	2,177	-	4,503
2011	10,500	72	10,572	2,177	69,647	82,396
2012	-	19	19	-	-	19
Thereafter	-	6	6	-	-	6
Total	$16,500	$2,520	$19,020	$8,708	$69,647	$97,375

8. INCOME TAXES:

Income tax expense for interim reporting is based on an estimated overall effective tax rate for the year ending March 31, 2008. The Company’s overall effective tax rate during the nine months ended December 31, 2007 is estimated to have been approximately 28.5% (income tax expense from continuing operations divided by income from continuing operations less minority interest), as compared to 18.1% during the same period last year. The estimated overall effective income tax rate for fiscal 2008 has been impacted by the discrete items noted below, and a higher portion of taxable income expected to be earned in tax jurisdictions with higher tax rates as compared to the prior year. In addition to the recent increase in tax rates in China, the shift of taxable earnings is mainly with the forecast of higher earnings in the United States and Europe, as a result of continued cost controls, operating leverage, and lower interest expense. The overall estimated effective tax rate is based on expectations and other estimates and involves complex domestic and foreign tax issues, which are monitored closely, but are subject to change.

During the quarter ended December 31, 2007, the Company recorded two discrete tax credit adjustments totaling approximately $312. The Company recorded a tax credit adjustment of approximately $137 related to the refinement of the estimates between the preparation of the prior year tax provision and the filing of the prior year tax returns. The Company recorded an additional net non-cash tax credit adjustment of $175 related to the revaluation of the net deferred tax assets for its MEAS China subsidiary due to a tax law change.

During the quarter ended September 30, 2007, the Company recorded a discrete non-cash tax adjustment of approximately $997 for the revaluation of the net deferred tax assets in Germany resulting from a recently enacted decrease in tax rates. The Company’s combined tax rate in Germany decreased from 39% to 31%, as a result of the German Business Tax Reform 2008, which became effective on August 17, 2007.  The lower German corporate tax rates are effective in fiscal 2008.  The Company is required by SFAS No. 109, Accounting for Income Taxes, to revalue the German net deferred tax assets at the lower combined German tax rate. Prior to the combined German tax rate reduction, the Company's German net deferred tax assets were valued at approximately $4,297 using a combined German tax rate of 39%, and after the combined German tax rate reduction, the Company’s German net deferred tax assets reduced to approximately $3,293 using a combined tax rate of approximately 31%.

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

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
Net Sales:
United States	$25,533	$25,912	$80,871	$78,533
Europe and other	15,289	11,945	43,844	34,607
China	15,169	11,909	40,889	32,727
Total:	$55,991	$49,766	$165,604	$145,867

	December 31, 2007	March 31, 2007
Long lived assets:
United States	$6,185	$5,969
Europe and other	14,104	10,609
Asia	15,114	10,981
Total:	$35,403	$27,559

Approximately $8,713 of the Company’s cash is maintained in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations.

10. COMMITMENTS AND CONTINGENCIES:

Legal Matters:

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, or operating results.

Acquisition Earn-Outs and Contingent Payments:

In connection with the ATEX acquisition, the Company had potential performance based earn-out obligations totaling $1,888, of which approximately $933 remains accrued at December 31, 2007 for the final two earn-out payments, because satisfaction of the sales growth objective is considered probable. In connection with the Visyx acquisition, the Company has a contingent payment obligation of approximately $2,000 based on the commercialization of certain sensors, and a sales performance based earn-out totaling $9,000, none of which was accrued since the respective contingencies were not resolved at December 31, 2007. In connection with the Intersema acquisition, the Company has earnings performance based earn-out obligations totaling $17,400, none of which was accrued since the contingency was not resolved at December 31, 2007.

 Warranty Reserve:

The Company’s sensor products generally have a warranty period of one year. Factors affecting the Company’s warranty liability include the number of products sold and historical and anticipated rates of claims and cost per claim. The Company provides for estimated product warranty obligations based on its historical warranty claims experience and assumptions about future warranty claims. This estimate is susceptible to changes in the near term based on introductions of new products, product quality improvements and changes in end user application and/or behavior. At December 31, 2007 and March 31, 2007, the Company’s warranty reserve totaled $483 and $401, respectively.

Purchase Commitments:

The Company has a contractual commitment of approximately $7,000 in connection with the construction of the new manufacturing facility in China. The Company has spent approximately $3,387 related to the construction of the China facility as of December 31, 2007

11. DERIVATIVE INSTRUMENTS:

The Company has a number of foreign currency exchange contracts to manage exposure to fluctuations of the U.S. dollar relative to the Euro. These currency contracts have a total notional amount of $6,975 and $5,088 at December 31, 2007 and March 31, 2007, respectively. The exercise dates are through June 2008 at an average exchange rate of $1.34 (Euro to U.S. dollar conversion rate). These derivatives are not designated as cash-flow hedges under SFAS No. 133, therefore, changes in fair value are recorded in earnings, not in other comprehensive income. As of December 31, 2007 and March 31, 2007, the fair value of these currency contracts was an asset of $11 and $102, respectively.

12. DISCONTINUED OPERATIONS:

Effective December 1, 2005, the Company completed the sale to Fervent Group Limited (FGL) of its Consumer Products segment, including its Cayman Island subsidiary, Measurement Limited. FGL is a company controlled by the owners of River Display Limited, the Company’s long time partner and primary supplier of consumer products in Shenzhen, China. Under the terms of the agreement, the Company sold to FGL the Company’s Consumer Division for $8,500 in cash and a two-year non-interest bearing promissory note receivable from FGL. The Company recorded the promissory note receivable net of imputed interest of 5% at $3,800. In addition, the Company could have earned an additional $5,000 if certain performance criteria (sales and margin targets) were met within the first year. The Company recorded $2,156 of the earn-out in fiscal year 2007, because a portion of the earn-out targets were met. This amount is net of imputed interest, payable over eight quarters, and was reported in the 2007 consolidated statement of operations as the gain on disposition of discontinued operations. The related receivable is included in the condensed consolidated balance sheet as current and non-current portions of promissory note receivable. At December 31, 2007 and March 31, 2007, the promissory notes receivable related to the sale and earn-out of the Consumer business totaled $1,077 and $3,316, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands, except per share data)

DISCONTINUED OPERATIONS

Our condensed consolidated financial statements for the three and nine month periods ended December 31, 2007 and 2006 include the results of our ongoing operations. Effective December 1, 2005, we completed the sale of our Consumer segment, including our Cayman Island subsidiary, Measurement Limited (“ML”), to Fervent Group Limited (“FGL”). FGL is a company controlled by the owners of River Display Limited, our long time partner and primary supplier of consumer products in Shenzhen, China. Accordingly, the related financial statements for the Consumer segment are reported as discontinued operations. All comparisons in Management’s Discussion and Analysis for each of the periods ended December 31, 2007 and 2006, exclude the results of these discontinued operations except as otherwise noted.

FORWARD-LOOKING STATEMENTS

This discussion includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements may be identified by such words or phrases as “forecast,” “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. The forward-looking statements below are not guarantees of future performance and involve a number of risks and uncertainties, many of which are beyond our control. Factors that might cause actual results to differ materially from the expected results described in or underlying our forward-looking statements include:

•	Conditions in the general economy and in the markets served by us;

•	Competitive factors, such as price pressures and the potential emergence of rival technologies;

•	Interruptions of suppliers’ operations or the refusal of our suppliers to provide us with component materials;

•	Timely development, market acceptance and warranty performance of new products;

•	Changes in product mix, costs and yields and fluctuations in foreign currency exchange rates and tax rates;

•	Uncertainties related to doing business in Europe, Hong Kong and China; and

•	Legislative initiatives, including tax legislation and other changes in the Company’s tax position.

•	The risk factors listed from time to time in the reports we file with the Securities and Exchange Commission (“SEC”).

This list is not exhaustive. Except as required under federal securities laws and the rules and regulations promulgated by the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changes in assumptions or otherwise.

OVERVIEW

Measurement Specialties, Inc. (the “Company” or “we”) is a global leader in the design and manufacture of sensors and sensor-based systems for original equipment manufacturers and end users. The Company continues to expand the business at a relatively high rate through organic growth (sales of products recently introduced within the past year) and through acquisitions. The Company has one reportable segment, our Sensor business.

We have nine primary manufacturing facilities strategically located in the United States, China, France, Germany, Ireland and Switzerland, enabling the Company to produce and market world-wide a broad range of sensors that use advanced technologies to measure precise ranges of physical characteristics including pressure, position, force, vibration, humidity, temperature, in-situ fluid monitoring for density and viscosity and photo-optics. These sensors are used for industrial, automotive, medical, consumer and military/aerospace applications. The Company’s sensor products include pressure and electromagnetic displacement sensors, transducers, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors, humidity, temperature, in-situ fluid monitoring and barometric pressure sensors.

EXECUTIVE SUMMARY

In fiscal year 2004, the Company had made the strategic decision to focus on aggressively growing the Sensor Division through acquisition and organic growth. To that end, the Company made twelve strategic sensor acquisitions since fiscal 2005 totaling over $150,000. The Company is now a global sensor solutions company with a broad range of technologies and capabilities. Our focus remains on engineered solutions where we can use our engineering and manufacturing talent and depth of knowledge and experience in sensors to provide a complete solution to our customers, as well as “bundle” products together. We also have a substantial end user business for high quality “off the shelf” sensors and transducers used for test, instrumentation and process control. These sensors and transducers generally carry a higher average selling price than the OEM applications. A key to our manufacturing strategy is leveraging the significant infrastructure we have in Shenzhen, China. We believe this infrastructure has enabled us to reduce costs and improve financial performance while continuing to provide our customers with low cost, highly reliable products.

GROWTH STRATEGY

Having divested the low-margin Consumer business, the Company is now wholly engaged in pursuing aggressive growth in the Sensor business, with an established goal of exceeding $250,000 in annual revenues by fiscal year 2009. The Company is targeting average organic growth of approximately 10% to 15% per year, and intends to continue to pursue add-on acquisitions that will increase the overall growth rate and will provide entry into new technologies, geographies and/or market segments.

Work continues on integrating acquisitions for inherent synergies in sales and marketing, engineering and manufacturing. To improve the ownership and accountability on top-to-bottom results, effective April 2007, the Company organized the eight product families into four business “Groups,” with each Group having responsibility for sales, engineering, operations and customer service of their respective products. The four business groups are: PFG for Pressure/Force; PVG for Position/Piezo/Vibration; TPG for Temperature/Optical and HCG for Humidity/Chemical Gas. During the quarter ended December 31, 2007, the Company combined the management of TPG and HCG. A Group Vice President has been assigned overall strategic and profit/loss responsibility for the particular Group, with finance/accounting, supply chain/ISIT and strategic sourcing remaining functional, shared resources.

Trends

The Company generated record consolidated net sales in excess of $200,000 during fiscal 2007, and recorded organic sales growth of 19%. We are forecasting total sales of $223,000 to $225,000 in fiscal 2008, excluding sales related to the acquisitions of Visyx and Intersema.

As a result of our forecasted mix of sales, we anticipate our overall average gross margins to remain stable and within a range of 42% to 44% in fiscal year 2008 as compared to gross margins of 43.7% and 46.6% for fiscal years 2007 and 2006, respectively.

There are several factors impacting margins, including sales growth strategies, product sales mix, exchange rates and our overall cost structure. As a result of this growth strategy, we anticipate pursuing larger programs that may carry lower gross margins than our historical business, which could influence our overall sensor gross margins. The growth of our automotive applications would be an example of such a business. Additionally, the Company reached agreement with Sensata regarding production volumes on our largest application through 2010. The continued appreciation of the Chinese renminbi (“RMB”) relative to the U.S. dollar has resulted in lower margins since a large portion of our products is manufactured in our China facility, where a large volume of our costs are denominated in RMB but sold in U.S. dollars. The Company continually monitors costs and pursues various cost control measures and sales initiatives to improve margins to offset increases to the aforementioned items impacting our margins.

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

Certain expenses are expected to increase, including interest, amortization of acquired intangible assets, income taxes, application engineering and development expenses and compensation expense associated with our variable compensation plan. The increase in interest reflects additional borrowings to fund the Intersema acquisition, and the increase in amortization expense directly relates to the intangible assets acquired with Visyx and Intersema. The increased applications engineering and development costs reflect the Company’s continued focus on developing new innovative products through internal research and development, and certain identified programs which are forecasted to result in higher expenses in 2008 prior to generating sales revenue. Additionally, due to improved operating performance, we expect to see an increase in the expense under our management variable compensation plan as compared to fiscal 2007. The Company’s operations are expected to support these higher costs and generate sufficient cash flows to both service and reduce our debt.

The increase in income tax expense is primarily a function of higher levels of income and increased profits in taxing jurisdictions that carry a higher overall effective tax rate, therefore changing our mix as compared to fiscal 2007. Additionally, the recently announced increase in the China tax rate from 10% to 18% effective January 2008 is expected to affect our effective rate. If the Company does not receive the annual special tax status in China, our tax rates could be between 18% and 25%. The German tax rate reduction enacted on August 17, 2007 is not expected to result in a significant decrease in the Company’s overall effective tax rate in fiscal 2008, but is expected to positively influence our overall rate in future years as earnings in Germany increase.

The Company currently manufactures from a leased facility in China. In order to, among other things, control costs and to provide reliable and adequate capacity, the Company is in the process of building a factory in China to replace the current leased facility. The overall cost of the factory is expected to be in the range of $10,000 to $12,000, of which the Company has entered into a $7,000 construction contract. In connection with the construction of the new facility, on March 1, 2006, the Company entered into a definitive 50 year lease agreement for land in Shenzhen, Guang Dong Province, China for a total cost of approximately $530. The Company began construction of the new facility in March 2007 and expects the new facility to be completed in fiscal 2009. The Company plans to finance the new facility through a combination of sources, including cash generated from operations and through additional borrowings.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2006

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS FROM CONTINUING OPERATIONS IN OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006, RESPECTIVELY:

	Three months ended
	December 31,			Percent
(Amounts in thousands)	2007	2006	Change	Change
Net sales	$55,991	$49,766	$6,225	12.5%
Cost of goods sold	32,522	28,113	4,409	15.7%
Gross profit	23,469	21,653	1,816	8.4%
Operating expenses:
Selling, general, and administrative	14,357	14,004	353	2.5%
Non-cash equity based compensation (SFAS 123R)	860	782	78	10.0%
Amortization of acquired intangibles	732	1,149	(417)	-36.3%
Total operating expenses	15,949	15,935	14	0.1%
Operating income	7,520	5,718	1,802	31.5%
Interest expense, net	946	1,518	(572)	-37.7%
Foreign currency exchange and other expense (income)	425	(12)	437	-3641.7%
Income from continuing operations before minority interest and income taxes	6,149	4,212	1,937	46.0%
Minority interest, net of income taxes	91	230	(139)	-60.4%
Income from continuing operations before income taxes	6,058	3,982	2,076	52.1%
Income tax expense due to tax law change	174	-	174	100.0%
Other income tax expense from continuing operations	1,031	648	383	59.1%
Income tax expense from continuing operations	1,205	648	557	86.0%
Income from continuing operations	$4,853	$3,334	$1,519	45.6%

Net Sales.

Net sales for the quarter increased 12.5% or $6,225 from $49,766 to $55,991 . The strongest growth came from our Pressure/Force (PFG) and Humidity/Chemical/Gas (HCG) Groups. PFG net sales increased approximately $5,388 or 31.6%, the result of strong growth with our largest customer Sensata, which primarily services the automotive market, as well as growth with our sensors and transducers in HVAC, high-purity, industrial and medical applications. HCG net sales increased approximately 11.0% due to continued success of our humidity products in fogging prevention and engine management applications, as well as sense elements used in the measurement of mass air flow. Net sales within Temperature/Optical (TPG) Groups grew 4.7%. Net sales in our Position/Piezo/Vibration (PVG) Groups were down slightly as compared to last year.

Gross Margin.

Gross margin (gross profit as a percent of net sales) decreased 1.6 margin points to 41.9% from 43.5%. The decline in margin is due to several factors, including product sales mix and the strengthening of the Chinese RMB. The unfavorable product sales mix is largely associated with increased sales of lower gross margin products in our Pressure, and Position Groups and growth of digitizer sales in Piezo. This would include sales to our largest customer, Sensata, which primarily serves the automotive market and carries a lower gross margin than our average, as well. During the quarter ended December 31, 2007, the Chinese RMB exchange rate relative to the US dollar appreciated approximately 5.7% as compared to the same period last year. This translates to approximately $1,200 in annualized margin erosion or approximately $300 in the quarter.

On a continuing basis, our gross margin in the Sensor business may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates, and other factors.

Operating Expense and Selling, General and Administrative.

Overall, total operating expenses increased $14 or 0.1% to $15,949. As a percent of net sales, operating expenses decreased to 28.5% from 32.1%. The decrease in operating expenses as a percent of sales is due to net sales increasing at a higher rate as compared to the increase in costs, as well as the impact of continued cost control measures over such areas as amortization and professional fees.

Selling, General and Administrative (“SG&A”) expenses increased $353 or 2.5% to $14,357 for the three months ended December 31, 2007 from $14,004 for the same period last year. As a percentage of net sales, SG&A expenses declined to 25.7% from 28.2%. Variable compensation expense during the three months ended December 31, 2007 and 2006 was $543 and $600, respectively.

Stock Option Expense.

Stock option expense increased $78 to $860 from $782 for the three months ended December 31, 2007 compared to the three months ended December 31, 2006. Stock option expense represents non-cash equity based compensation under SFAS No. 123R, Share-Based Payment. The increase in stock option expense as compared to the third quarter last year was primarily the result of the increased number of granted options under the long-term contract with our CFO, as well as the annual stock options grant in November.

Total compensation cost related to share based payments not yet recognized totaled $5,518 at December 31, 2007, which is expected to be recognized over a weighted average period of approximately 2.5 years.

Amortization of acquired intangibles.

Amortization of acquired intangible assets decreased $417 to $732 for the three months ended December 31, 2007 as compared to $1,149 for the three months ended December 31, 2006 mainly due to higher amortization expense in the same period last year since it was the initial year after the acquisition of YSI Temperature and BetaTHERM. The amortization expense for intangible assets is higher during the first year mainly because the back-log is fully amortized during the initial year. Amortization expense for acquired intangible assets is expected to increase in future periods as a result of the Visyx and Intersema acquisitions. However, the increase in amortization expense associated with the two acquisitions consummated during the quarter ended December 31, 2007 was not significant due to the proximity of the transactions to our quarter end.

Interest expense, net.

Interest expense decreased $572 from $1,518 during the three months ended December 31, 2006 to $946 for the three months ended December 31, 2007. The decrease in interest expense is primarily attributable to a decrease in the average total outstanding debt from an average amount outstanding of $67,266 during the three months ended December 31, 2006 to $57,012 during the three months ended December 31, 2007, as well as due to a slight decrease in interest rates. The increase in interest expense associated with the additional borrowings to fund the acquisitions consummated during the quarter ended December 31, 2007 was not significant due to the close proximity of the transactions relative to our quarter end, but the impact on interest expense is expected to be more significant in future quarters.

Foreign currency exchange and other expense and income.

Foreign currency exchange, other expense and income consist of various non-operating items, including foreign currency exchange gains and losses, sales of tooling, and other miscellaneous income and expense items. The increase in other expense is primarily due to the increase in foreign currency exchange losses with the changes of the value of the US dollar relative to the RMB.

Income Taxes.

Total income tax expense during the third quarter of fiscal 2008 increased $557 to $1,205, as compared to $648 for the third quarter of fiscal 2007. The increase in income tax expense is primarily because of the overall increase in profits before taxes and the increase in the estimated consolidated effective tax rate.

Our overall effective tax rate (income tax from continuing operations divided by income from continuing operations before income taxes) was approximately 19.9% for the three months ended December 31, 2007, which includes the effect of the tax law change of $174 or approximately 2.9% (income tax expense due to tax law change divided by income from continuing operations before income taxes). The Company’s overall effective rate has increased relative to the overall effective tax rate of 16.3% during the three months ended December 31, 2006. The Company’s overall effective rate in fiscal 2008 has been impacted by a higher portion of taxable income expected to be earned in tax jurisdictions with higher tax rates as compared to fiscal 2007. The shift of taxable earnings is mainly with the forecast of higher earnings in the United States and Europe, as a result of continued cost controls, operating leverage, and lower interest expense, in addition to the recent increase in the tax rate in China. The overall estimated effective tax rate is based on expectations and other estimates and involve complex domestic and foreign tax issues, which are monitored closely, but are subject to change.

During the quarter ended December 31, 2007, the Company recorded a tax credit adjustment of approximately $137 related primarily to the refinement of estimates between the filing of the prior year tax returns and the prior year provision. The Company recorded an additional net non-cash tax credit adjustment of $175 related to the revaluation of the net deferred tax assets for its MEAS China subsidiary due to a tax law change. Additionally, the Company recorded as part of the overall effective tax rate $349 in additional tax expense associated with the China tax law change for the accrual of a 5% withholding tax.

The Company’s China tax rate for the fourth quarter is expected to be 18%. The 18% tax rate was announced by the China tax authorities on December 27, 2007 and is effective January 1, 2008. Also effective January 1, 2008 is a 5% withholding tax on the distribution of earnings. The Company is pursing continued qualification as a high technology (“high tech”) enterprise with the Chinese authority, and if the Company obtains the High Tech status, the effective income tax rate will be 15%. While there has been additional guidance on the criteria to qualify for the high tech status and it is expected ultimately to be decided by the local government authority, the central government guidance is not yet complete at this time and it is delaying the local authority from accepting applications for high tech status. Accordingly, the revaluation of the Company’s deferred tax assets at December 31, 2007 does not consider receiving approval of high tech status, although historically, MEAS China has been considered a high tech enterprise. The current guidance on the new China tax law without high tech status graduates the statutory rate from 18% in calendar 2008 to 25% in calendar year 2012.

NINE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2006

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS FROM CONTINUING OPERATIONS IN OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006, RESPECTIVELY:

	Nine months ended
	December 31,			Percent
(Amounts in thousands)	2007	2006	Change	Change
Net sales	$165,604	$145,867	$19,737	13.5%
Cost of goods sold	95,888	82,396	13,492	16.4%
Gross profit	69,716	63,471	6,245	9.8%
Operating expenses:
Selling, general, and administrative	43,857	41,383	2,474	6.0%
Non-cash equity based compensation (SFAS 123R)	2,493	1,985	508	25.6%
Amortization of acquired intangibles	2,279	3,298	(1,019)	-30.9%
Total operating expenses	48,629	46,666	1,963	4.2%
Operating income	21,087	16,805	4,282	25.5%
Interest expense, net	3,339	4,749	(1,410)	-29.7%
Foreign currency exchange and other expense	834	436	398	91.3%
Income from continuing operations before minority interest and income taxes	16,914	11,620	5,294	45.6%
Minority interest, net of income taxes	252	460	(208)	-45.2%
Income from continuing operations before income taxes	16,662	11,160	5,502	49.3%
Income tax expense due to tax law change	1,171	-	1,171	100.0%
Other income tax expense from continuing operations	3,576	2,019	1,557	77.1%
Income tax expense from continuing operations	4,747	2,019	2,728	135.1%
Income from continuing operations	$11,915	$9,141	$2,774	30.3%

Net Sales.

Net sales for the nine months ended December 31, 2007 increased 13.5% or $19,737 from $145,867 to $165,604. All Groups posted organic sales growth, with the strongest growth coming from PFG and HCG. PFG net sales increased approximately $13,330 or 26.8%, the result of strong growth in sales to our largest customer Sensata, which primarily services the automotive market, as well as growth with our sensors and transducers in HVAC, high-purity, industrial and medical applications. HCG net sales increased approximately $3,141 or 27.8% due to continued success of our humidity products in fogging prevention and engine management applications, as well as sense elements used in the measurement of mass air flow. Net sales within PVG and TPG Groups grew 3.0% and 4.9%, respectively. Net sales in Position were down slightly as compared to last year, offset by strong sales in Vibration and Piezo products, fueled by continued success of our newly introduced line of accelerometers, as well as various Piezo applications in traffic, patient monitoring and consumer applications.

Gross Margin.

Gross margin (gross profit divided by net sales) for the nine months ended December 31, 2007 as a percent of net sales decreased 1.4  margin points to 42.1% from 43.5%. The decline in margin is primarily due to several factors including product sales mix, a discrete quality event and the strengthening of the Chinese RMB. The unfavorable product sales mix is largely associated with increased sales in Pressure, Position and digitizer sales in Piezo. This would include sales to our largest customer, Sensata, which primarily serves the automotive market and carries a lower gross margin than our average. The Company has entered into a supply agreement with Sensata which should secure sales volumes with our largest customer. During the second quarter ended September 30, 2007, the Company recorded an accrual of approximately $300 to cover costs associated with the expected scrap and rework resulting from an isolated large return of goods from Sensata. The issue that led to the return, which the Company believes has since been resolved, was largely attributable to a problem with raw material supplied by one of our vendors. In addition to this accrual, we incurred approximately $200 in unfavorable direct labor variance in the second quarter associated with this event. During the nine months ended December 31, 2007, the Chinese RMB exchange rate relative to the US dollar appreciated approximately 5.0% as compared to the same period last year. This translates to approximately $1,250 in annualized margin erosion, or $930 for the nine months.

On a continuing basis, our gross margin in the Sensor business may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates, and other factors.

Operating Expense and Selling, General and Administrative.

Overall, total operating expenses for the nine months ended December 31, 2007 increased $1,963 or 4.2% to $48,629 relative to the same period last year. As a percent of net sales, operating expenses decreased to 29.4% from 32%. The decrease in operating expenses as a percent of sales is due to net sales increasing at a higher rate as compared to the increase in costs, as well as the impact of cost control measures over such areas as amortization and professional fees. Prior year operating expenses were higher by approximately $237 due to the costs associated with the closure of the Barbados facility, a former operating entity of BetaTHERM.

SG&A expenses increased $2,474 or 6.0% to $43,857 for the nine months ended December 31, 2007 from $41,383 for the same period last year. As a percentage of net sales, SG&A expenses declined to 26.5% from 28.4%. Included in SG&A for the nine months ended December 31, 2007 is approximately $300 in legal expenses associated with the DeWelt and Samuel litigation cases, which were settled during the first quarter, and $1,173 in expense under our variable compensation plan. There was $1,173 and $600 in variable compensation expense during the first nine months of fiscal 2008 and 2007, respectfully.

Stock Option Expense.

Stock option expense increased $508 to $2,493 for the nine months ended December 31, 2007 compared to $1,985 for the nine months ended December 31, 2006. Stock option expense represents non-cash equity based compensation under SFAS No. 123R, Share-Based Payment. The increase in stock option expense as compared to the same period last year was primarily the result of the increased number of granted options under the long-term employment agreement with our CFO, as well as the annual stock options grant in November.

Total compensation cost related to share based payments not yet recognized totaled $5,518 at December 31, 2007, which is expected to be recognized over a weighted average period of approximately 2.5 years.

Amortization of acquired intangibles.

Amortization of acquired intangible assets decreased $1,019 to $2,279 for the nine months ended December 31, 2007 mainly due to higher amortization expense during the same period last year since it was the initial year after the acquisition of YSI Temperature and BetaTHERM. The amortization expense for intangible assets is higher during the first year mainly because the back-log is fully amortized during the initial year. The increase in amortization expense associated with the two acquisitions consummated during the quarter ended December 31, 2007 was not significant due to the close proximity of the transactions to our quarter end, but the impact on amortization expense related to these acquisitions is expected to be more significant in future quarters.

Interest Expense, Net.

Interest expense decreased $1,410 from $4,749 during the nine months ended December 31, 2006 to $3,339 for the nine months ended December 31, 2007. The decrease in interest expense is primarily attributable to a decrease in the total outstanding debt from an average amount outstanding of $68,535 during the nine months ended December 31, 2006 to $57,304 during the nine months ended December 31, 2007, as well as due to a slight decrease in interest rates. The impact on interest expense associated with the additional borrowings from the acquisitions consummated during the quarter ended December 31, 2007 was not significant due to the close proximity of the transactions to our quarter end, but the increase in interest expense is expected to be more significant in future quarters.

Foreign currency exchange and other expense.

Foreign currency exchange and other expense consist of various non-operating items, including foreign currency exchange gains and losses, sale of tooling, and other miscellaneous income and expense items. The increase in other expense is primarily due to the increase in foreign currency exchange losses with the changes of the value of the US dollar relative to the RMB.

Income Taxes.

Total income tax expense during the first nine months of fiscal 2008 increased $2,728 to $4,747, as compared to the first nine months of fiscal 2007. Approximately $685 increase in income tax expense is a result of the $997 discrete non-cash income tax expense adjustment recorded during the quarter ended September 30, 2007 for the revaluation of the net deferred tax assets in Germany resulting from the recent decrease in tax rates, which was partially offset by a tax credit adjustment recorded during the quarter ended December 31, 2007 for approximately $137 associated with filing of the prior year returns and $175 associated with the revaluation of the Company’s China net deferred tax assets due to a tax law change. The remainder of the increase in income tax expense is because of the overall increase in profits before taxes and the increase in the estimated consolidated effective tax rate.

Our overall effective tax rate (income tax from continuing operations divided by income from continuing operations before income taxes) was approximately 28.5% for the nine months ended December 31, 2007, which includes the net effect of the tax law change of $1,171 or approximately 7.1% (income tax expense tax law change divided by income from continuing operations before income taxes). The Company’s overall effective tax rate of 28.5% is an increase relative to the overall effective tax rate of 18.1% during the nine months ended December 31, 2006. The Company’s overall effective tax rate has been impacted by a higher portion of taxable income expected to be earned in tax jurisdictions with higher tax rates as compared to fiscal 2007. The shift of taxable earnings is mainly with the forecast of higher earnings in the United States and Europe, as a result of continued cost controls, operating leverage, and lower interest expense, in addition to the recent increase in the tax rate in China. The overall estimated effective tax rate is based on expectations and other estimates and involve complex domestic and foreign tax issues, which are monitored closely, but are subject to change.

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

During the quarter ended December 31, 2007, there was a tax credit adjustment of approximately $137 related to the refinement of estimates between the filing of the prior year tax returns and the prior year provision. There was an additional net non-cash tax credit adjustment of $175 related to the revaluation of the net deferred tax assets for MEAS China due to a tax law change. Additionally, the Company recorded as part of the overall effective tax rate $349 in additional tax expense associated with the China tax law change for the accrual of a 5% withholding tax

The Company’s China tax rate for the fourth quarter is expected to be 18%. The 18% tax rate was announced by the China tax authorities on December 27, 2007 and is effective on January 1, 2008. Also effective January 1, 2008 is a 5% withholding tax on the distribution of earnings. The Company is pursing continued qualification as a high technology (“high tech”) enterprise with the Chinese authority, and if the Company obtains the High Tech status, the effective income tax rate will be 15%. While there has been additional guidance on the criteria to qualify for the high tech status and it is expected ultimately to be decided by the local government authority, the central government guidance is not yet complete at this time and it is delaying the local authority from accepting applications for high tech status. Accordingly, the revaluation of the Company’s deferred tax assets at December 31, 2007 does not consider receiving approval of high tech status, although historically, MEAS China has been considered a high tech enterprise. The current guidance on the new China tax law without high tech status graduates the statutory rate from 18% in calendar 2008 to 25% in calendar year 2012.

LIQUIDITY AND CAPITAL RESOURCES
(Amounts in thousands)

The overall increase in cash balances at December 31, 2007 as compared to the prior year is due to several factors. The Company acquired approximately $10,700 in cash with purchase of Intersema. Additionally, cash balances in China increased $6,100 mainly because of funding the construction of the new China facility and maintaining cash balances to promote natural hedging of the foreign exchange exposure with the changes in the value of the RMB relative to the US dollar. Other factors contributing to the increase in cash balances at December 31, 2007 include retaining approximately $1,000 in Europe to pay the Atex earn-out due in January, as well as overall cash generated from operations. Cash balances are expected to decline as the Company funds the construction of the new facility in China, pays down debt and implements various strategies to improve cash and working capital management.

Operating working capital (accounts receivable plus inventory less accounts payable) increased by $646 from $54,263 as of March 31, 2007 to $54,909 as of December 31, 2007. As a percent of annualized sales (net sales for the third quarter times four), operating working capital decreased to 24.5% at December 31, 2007 from 27.1% at March 31, 2007 based on annual sales. The overall change in operating working capital was attributable primarily to the slight increase in accounts receivable of $186 from $34,774 at March 31, 2007 to $34,960 at December 31, 2007, and the increase in inventory of $4,543 from $37,231 at March 31, 2007 to $41,774 at December 31, 2007, which was offset by the increase in accounts payable of $4,083 from $17,742 at March 31, 2007 to $21,825 at December 31, 2007. The increase in inventory reflects our overall growth in sales. In spite of higher sales, account receivables did not increase significantly because of improvements in collections.

Cash provided from operating activities was $24,447 for the nine months ended December 31, 2007, as compared to $11,595 for the nine months ended December 31, 2006. Cash provided by operations for the nine months ended December 31, 2007 increased $12,852 as compared to the same period last year, mainly due to the improvements with collection of receivables and improved inventory management, resulting in the $6,235 net change in trade receivables from a use of cash flows of $4,136 to a source of cash flows of $2,099, the $7,422 net change in inventory from a use of cash flows of $7,967 to a use of cash flows of $545, as well as due to the increase in income from continuing operations and the favorable adjustments to reconcile net income to net cash for equity based compensation, depreciation and amortization and deferred income taxes. The Company paid $1,275 as part of the litigation settlement of the DeWelt and Samuel cases during the first quarter of fiscal 2008.

Net cash used in investing activities was $31,285 for the nine months ended December 31, 2007 as compared to $51,250 for the corresponding period last year. The current year amounts are mainly for the acquisitions of Visyx and Intersema, and the prior year amounts are primarily for the acquisitions of YSI Temperature and BetaTHERM. In addition, capital spending increased to $8,473 for the nine months ended December 31, 2007 from $5,015 for the nine months ended December 31, 2006. The increase in capital expenditures can be mainly attributed to the Company’s new facility in China, as well as various capital projects related to production equipment.

Financing activities for the nine months ended December 31, 2007 provided $24,944 of net cash, reflecting additional borrowings to finance the Intersema acquisition, partially offset by debt payments, as compared to $37,048 provided by financing activities during the same period last year. The Company continues to make revolver and term loan payments, and during the first nine months of fiscal 2008, the revolver and term payments totaled over $15,000, excluding the additional borrowings related to acquisitions.

Long-Term Debt:

To support the financing of the acquisition of Intersema (See Note 6), the Company amended the Amended and Restated Credit Agreement (“Amended Credit Facility”) with GE Commercial Credit effective December 10, 2007 which, among other things, increased the Company’s existing revolving credit facility from $55,000 to $121,000 and lowered the applicable London Inter-bank Offered Rate (“LIBOR”) or Index Margin from 2.75% and 1.0%, respectively, to LIBOR and Index Margins of 2.00% and 0.25%, respectively. Interest accrues on the principal amount of the borrowings at a rate based on either LIBOR plus a LIBOR margin, or at the election of the borrower, at an Index Rate (prime based rate) plus an Index Margin. The applicable margins may be adjusted quarterly based on a change in specified financial ratios. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, annual capital expenditures, and other related items. The availability of the revolving credit facility is not based on any borrowing base requirements, but borrowings may be limited by certain financial covenants. The Company has provided a security interest in substantially all of the Company’s U.S. based assets as collateral for the Amended Credit Facility. The term loan portion of our credit facility was not changed with the Amended Credit Facility. At December 31, 2007, the Company was in compliance with applicable financial covenants.

To support the financing of the acquisitions of YSI Temperature and BetaTherm (See Note 6), effective April 1, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended and Restated Credit Facility”) with GE Commercial Credit which, among other things, increased the Company’s existing credit facility from $35,000 to $75,000 and lowered the applicable London Inter-bank Offered Rate (“LIBOR”) or Index Margin from 4.50% and 2.75%, respectively, to LIBOR and Index Margins of 2.75% and 1%, respectively. The term portion of the Amended Credit Facility totaled $20,000. The term loan is payable in $500 quarterly installments plus interest beginning June 1, 2006 through March 1, 2011, with a final payment of $10,500 payable on April 3, 2011.

As of December 31, 2007, the Company utilized the LIBOR based rate for approximately $82,343, and the balance of the total credit facility utilized the Index based rate. The interest rate applicable to borrowings under the revolving credit facility was approximately 6.94% at December 31, 2007. As of December 31, 2007, the outstanding borrowings on the revolver, which is classified as long-term debt, were $69,647, and the Company had the right to borrow an additional $51,353 under the revolving credit facility. Commitment fees on the unused balance were equal to .375% per annum of the average amount of unused balances.

Promissory Notes

In connection with the acquisition of Elekon, the Company issued unsecured promissory notes (“Elekon Notes”) totaling $3,000, of which $100 was outstanding at March 31, 2007. The Elekon Notes, which amortized over a period of three year in quarterly installments at an interest rate of 6%, were paid in full during the quarter ended September 30, 2007.

In connection with the acquisition of Intersema, the Company issued unsecured promissory notes (“Intersema Notes”) totaling $8,708, of which $2,177 is classified as current at December 31, 2007. The Intersema Notes are payable in four annual installments of $2,177 beginning December 28, 2008 and bears an interest rate of 4.5% per year.

LIQUIDITY

At December 31, 2007, we had approximately $28,958 of available cash and $51,353 of borrowing capacity under the revolving credit facility. This cash balance includes cash of $8,713 in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations. We believe the Company’s financial position and ability to generate cash will be sufficient to meet funding of day-to-day and material short and long-term commitments for the foreseeable future.

ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consists of foreign currency translation adjustments, which relates to the Company’s European and Asian operations and the effects of changes in the exchange rates of the U.S. dollar relative to the Euro, RMB, Hong Kong dollar, Japanese Yen and Swiss franc.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require management to change them.   Accordingly, management regularly reviews these estimates and assumptions based on historical experience, changes in the business environment and other factors that management believes to be reasonable under the circumstances.   Management discusses the development, selection and disclosures concerning critical accounting estimates with the Audit Committee of its Board of Directors.   There have been no significant changes to the Application of Critical Accounting Estimates disclosure contained in the Company’s Annual Report on Form 10-K as of March 31, 2007, with the exception of the adoption of FIN No. 48, which is discussed below in “New Accounting Pronouncement” and in Note 2.

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

At present, there are no material restrictions on the ability of our Hong Kong and European subsidiaries to transfer funds to us in the form of cash dividends, loans, advances, or purchases of materials, products, or services. Chinese laws and regulations, including currency exchange controls, restrict distribution and repatriation of dividends by our China subsidiary. Additionally, there are certain Swiss fiscal restrictions related to the distribution of retained earnings in connection with the acquisition of Intersema.

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

AGGREGATE CONTRACTUAL OBLIGATIONS

Estimated annual payments under contractual obligations as of December 31, 2007 are as follows:

	Payment due by period
	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt obligations	$5,283	$5,168	$4,503	$82,396	$19	$6	$97,375
Interest obligation on long-term debt	6,816	6,446	6,085	5,769	2	-	25,118
Capital lease obligations	798	752	157	3	-	-	1,710
Operating lease obligations *	4,338	3,279	2,145	1,451	865	2,800	14,878
Capital additions (China facility)	7,000	-	-	-	-	-	7,000
Total	$24,235	$15,645	$12,890	$89,619	$886	$2,806	$146,081

* Minimum payments have not been reduced by minimum sublease rentals of $149 per year due in the future under non-cancelable subleases.

The above table excludes unresolved related earnout payments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Amounts in thousands)

Foreign Currency Exchange Risk

We are exposed to a certain level of foreign currency exchange risk.

Most of our revenues are priced in U.S. dollars. Most of our costs and expenses are priced in U.S. dollars, with the remaining priced in Chinese renminbi (“RMB”), Euros, Hong Kong dollars and Japanese yen. With the acquisition of Intersema, the Company will also have revenues and expenses denominated in Swiss francs. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the U.S. dollar compared with that of our foreign customers’ currencies. U.S. net sales were $80,871 and $78,533, or 48.8% and 53.8% of net sales, for the nine months ended December 30, 2007 and 2006 respectively. Net sales from our foreign facilities were $84,733 and $67,334, or 51.2% and 46.2% of net sales, for the nine months ended December 31, 2007 and 2006, respectively. We are exposed to foreign currency transaction and translation losses, which might result from adverse fluctuations in the value of the Euro, Hong Kong dollar, Japanese yen, Chinese RMB and Swiss Franc.

At December 31, 2007 and March 31, 2007, we had net assets of $45,431 and $40,556, respectively, in the United States. At December 31, 2007 and March 31, 2007, we had net assets of $24,752 and $23,810, respectively, in China subject to fluctuations in the value of the RMB against the U.S. dollar. At December 31, 2007 and March 31, 2007, we had net assets of $51,170 and $40,981 respectively, in Hong Kong, subject to fluctuations in the value of the Hong Kong dollar against the U.S. dollar. At December 31, 2007 and March 31, 2007, we had net assets of $19,176 and $12,285, respectively, in Europe subject to fluctuations in the value of the Euro and Swiss franc against the U.S. dollar. At December 31, 2007 and March 31, 2007, we had $3,153 and $3,005, respectively, in net assets in Japan subject to fluctuations in the value of the Japanese Yen against the U.S. dollar.

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

On July 21, 2005, the RMB increased in value by approximately 2.1% as compared to the U.S. dollar, and since this initial change in value, the RMB has appreciated by an additional 10.3% as of December 31, 2007. The Chinese government announced that it will no longer peg the RMB to the U.S. dollar, but established a currency policy letting the RMB trade in a narrow band against a basket of currencies. Based on our net exposure of RMB to U.S. dollars for the fiscal year ended March 31, 2007 and forecast information for fiscal year 2008, we estimate a negative operating income impact of approximately $184 for every 1% appreciation in RMB against the U.S. dollar (assuming no associated cost increases or currency hedging). We continue to consider various alternatives to hedge this exposure, and have considered, but do not currently use, foreign currency contracts as a hedging strategy. We are attempting to manage this exposure through, among other things, pricing and monitoring balance sheet exposures for payables and receivables.

Based on the net exposures of the Euro to the U.S. dollar for the fiscal year ended March 31, 2007, we estimate a positive operating income impact of $143 for every 1% appreciation in Euros relative to the U.S. dollar (assuming no price increases passed to customers, and associated cost increases or currency hedging).

The Company has a number of foreign currency exchange contracts to manage exposure to fluctuations of the U.S. dollar relative to the Euro. These currency contracts have a total notional amount of $6,975 and $5,088 at December 31, 2007 and March 31, 2007, respectively. The exercise dates are through June 2008 at an average exchange rate of $1.34 (Euro to U.S. dollar conversion rate). These derivatives are not designated as cash-flow hedges under FASB No. 133, therefore, changes in their fair value are recorded in earnings, not in other comprehensive income. As of December 31, 2007 and March 31, 2007, the fair value of these currency contracts was an asset of $11 and $102, respectively.

There can be no assurance that these currencies will not fluctuate in a manner adverse to the Company. To manage our exposure to foreign currency transaction and translation risks, we may purchase currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility accrues at a rate based on either LIBOR rate plus a LIBOR margin or at an Indexed (prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at our election. Our results will be adversely affected by any increase in interest rates. For example, based on the $86,147 of total debt outstanding under these facilities at December 31, 2007 an annual interest rate increase of 100 basis points would increase interest expense and decrease our pre-tax profitability by $861. We do not hedge this interest rate exposure.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007.   Based on such evaluation, such officers have concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting

During the first nine months of fiscal 2008, management did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. This assessment of internal controls over financial reporting did not include the evaluation of internal controls for the Company’s joint venture in Japan, Nikkiso-THERM (“NT), and the Company’s recent acquisition of Intersema SA, which was acquired on December 28, 2007. NT is an entity consolidated pursuant to FIN 46R. The Company does not have the ability to dictate or modify the controls of NT, and the Company does not have the ability, in practice, to assess those controls. At December 31, 2007, NT represented $3,798 in total assets, $3,153 in net assets, $2,737 net sales and $125 in net income. Intersema represented at December 31, 2007, $46,699 in total assets, and since the acquisition was consummated on December 28, 2007, there are effectively no net sales or net income reported for the quarter ended December 31, 2007.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended March 31, 2007, that could adversely affect our business, results of operations and financial condition.

ITEM 6. EXHIBITS

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Measurement Specialties, Inc. (Registrant)

Date: February 6, 2008	By:	/s/ Frank D. Guidone
Frank D. Guidone President, Chief Executive Officer (Principal Executive Officer)

Date: February 6, 2008	By:	/s/ Mark Thomson
Mark Thomson Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.17
Fourth Amendment and Waiver to Credit Agreement dated December 10, 2007 by and among Measurement Specialties, Inc., the US Credit Parties signatory thereto, Wachovia Bank, National Association, JPMorgan Chase Bank, N.A, Bank of America, N.A., Royal Bank of Canada, and General Electric Capital Corporation

10.18	Amended and Restated Executive Employment Agreement dated November 6, 2007 by and between Measurement Specialties, Inc. and Frank Guidone

10.20	Agreement for the purchase of entire share capital of Intersema Microsystems SA dated December 28, 2007 by and among Measurement Specialties, Inc., Mr. Manfred Knutel and Mr. Hans Peter Salvisberg

31.1	Certification of Frank D. Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Mark Thomson required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Frank D. Guidone and Mark Thomson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350