Form 10-K
period 2008-03-31
Measurement Specialties Inc
filed 2008-06-12
CIK 778734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE  ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2008

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

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐    No  ☒ .

At September 30, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $229,979,477 (based on the closing price of the registrant’s common stock on the Nasdaq Global Market on such date).

At May 31, 2008, the number of shares outstanding of the Registrant’s common stock was 14,444,921.

Documents Incorporated by Reference:

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement for the 2008 annual meeting of shareholders to be held on or about September 16, 2008 to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2008. With the exceptions of the sections of the 2008 Proxy Statement specifically incorporated herein by reference, the 2008 Proxy Statement is not deemed to be filed as part of this Form 10-K.

MEASUREMENT SPECIALTIES, INC.
FORM 10-K
TABLE OF CONTENTS
MARCH 31, 2008

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Certain information included or incorporated by reference in this Annual Report, in press releases, written statements or other documents filed with or furnished to the Securities and Exchange Commission (“SEC”), or in our communications and discussions through webcasts, phone calls, conference calls and other presentations and meetings, may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, margins, expenses, tax provisions (or reversals of tax provisions), earnings or losses from operations, cash flows, synergies or other financial items; plans, strategies and objectives of management for future operations, including statements relating to potential acquisitions, executive compensation and purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that Measurement Specialties, Inc. (“MEAS”, the “Company,” “we,” “us,” “our”) intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “forecast,” “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.

Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, many of which are beyond our control. Actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made. Factors that might cause actual results to differ materially from the expected results described in or underlying our forward-looking statements include:

•	Conditions in the general economy and in the markets served by us;

•	Competitive factors, such as price pressures and the potential emergence of rival technologies;

•	Interruptions of suppliers’ operations or the refusal of our suppliers to provide us with component materials;

•	Timely development, market acceptance and warranty performance of new products;

•	Changes in product mix, costs and yields and fluctuations in foreign currency exchange rates;

•	Uncertainties related to doing business in Europe and China;

•	Legislative initiatives, including tax legislation and other changes in the Company’s tax position;

•	Legal proceedings described below under “Item 3 -Legal Proceedings;” and

•	The risk factors listed from time to time in the reports we file with the SEC, including those described below under “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

This list is not exhaustive. Except as required under federal securities laws and the rules and regulations promulgated by the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Annual Report on Form 10-K, whether as a result of new information, future events, changes in assumptions or otherwise.

PART I

ITEM 1. BUSINESS

INTRODUCTION

NOTES:

(1) OUR FISCAL YEAR BEGINS ON APRIL 1 AND ENDS ON MARCH 31. REFERENCES IN THIS ANNUAL REPORT ON FORM 10-K TO THE YEAR 2007 OR FISCAL YEAR 2007 REFER TO THE 12-MONTH PERIOD FROM APRIL 1, 2006 THROUGH MARCH 31, 2007 AND REFERENCES TO THE YEAR 2008 OR FISCAL YEAR 2008 REFER TO THE 12-MONTH PERIOD FROM APRIL 1, 2007 THROUGH MARCH 31, 2008.

(2) ALL DOLLAR AMOUNTS IN THIS REPORT ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS.

Measurement Specialties, Inc. is a leader in the design, development and manufacture of sensors and sensor-based systems for original equipment manufacturers and end users, based on a broad portfolio of proprietary technology. The Company is a multi-national corporation with nine primary manufacturing facilities strategically located in the United States, China, France, Ireland, Germany and Switzerland, enabling the Company to produce and market world-wide a broad range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for automotive, medical, consumer, military/aerospace, and industrial applications. The Company’s sensor products include pressure sensors and transducers, linear/rotary position sensors, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors, humidity and temperature sensors. The Company's advanced technologies include piezo-resistive silicon sensors, application-specific integrated circuits, micro-electromechanical systems (“MEMS”), piezoelectric polymers, foil strain gauges, force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, electromagnetic displacement sensors, hygroscopic capacitive sensors, ultrasonic sensors, optical sensors, negative thermal coefficient (“NTC”) ceramic sensors and mechanical resonators.

With engineering, sourcing and manufacturing facilities located in North America, Europe and Asia, the Company has been able to, among other things, enhance its applications engineering capabilities, increase the Company’s geographic proximity to its customers, drive initiatives for global sourcing of materials and seek the lowest cost of manufacturing.

As more fully described below under “Changes in our Business,” we discontinued the remainder of our Consumer products business during the fiscal year ended March 31, 2006. Except as otherwise noted, the descriptions of our business, and results and operations contained in this report reflect only our continuing operations.

RECENT ACQUISITIONS AND DIVESTITURES

The Company has consummated twelve acquisitions since June 2004 with a total purchase price exceeding $154,000. We believe our acquisitions will help the Company enhance long-term shareholder value by increasing growth in sales and profitability through the addition of new technologies, establishing new lines of business, and/or expanding our geographic footprint. The following acquisitions are included in the consolidated financial statements as of the effective date of acquisition (See Notes 2 and 5 to the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K):

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

The Visyx and Intersema acquisitions occurred during fiscal 2008 (“2008 Acquisitions”). Visyx was a business purchased that consisted primarily of intellectual property and technology which augmented our product line with a range of sensors that measure fluid properties, including density, viscosity and dielectric constant, for use in heavy truck/off road engines and transmissions, compressors/turbines, refrigeration and air conditioning. The acquisition of Intersema further expanded our pressure sensors product line and technology modules capable of measuring low pressure, harsh media and ultra-small package configurations for use in barometric and sub-sea depth measurement markets.

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

PRODUCTS, MARKETS AND APPLICATIONS

The majority of our sensors are devices, sense elements and transducers that convert physical or mechanical information into a proportionate electronic signal for display, processing, interpretation or control. Sensors are essential to the accurate measurement, resolution and display of pressure, force, linear or rotary position, tilt, vibration, motion, humidity, temperature or fluid properties such as viscosity, density and dielectric constant.

The sensor market is being influenced by the increase in intelligent products across virtually all end markets, including medical, transportation, energy, industrial, aerospace and consumer applications. As OEMs strive to make products “smarter”, they are generally adding more sensors to link the physical world with digital control and/or response.

A summary of our Sensor business product offerings as of March 31, 2008 is presented in the following table.

Group	Product Family	Product	Technology	Applications

PFG	Pressure	Pressure Components, Sensors and Transducers	Piezoresistive Micro-Electromechanical Systems (MEMS)
Disposable catheter blood pressure altimeter, dive tank pressure, process instrumentation, fluid level, measurement and intravenous drug administration monitoring, racing engine performance, barometric pressure sensors (altimeters)

			Microfused TM Piezoresistive Silicon Strain Gage	Automotive electronic stability control systems, paint spraying machines, fertilizer dispensers, hydraulics, refrigeration and automotive transmission

			Bonded Foil Strain Gage	Instrumentation-grade aerospace and weapon control systems, sub-sea pressure, ship cargo level, steel mills

			Bonded Silicon Strain Gage	Miniature and subminiature transducers for test and measurement applications in aerospace, auto testing and industry

PFG	Force	Load Cells	Microfused TM Piezoresistive Silicon Strain Gage	Automotive occupancy weight sensing, bathroom scales, exercise equipment, appliance monitoring, intravenous drug administration monitoring

PVG	Position	Linear Variable Differential Transformers	Inductive Electromagnetic	Aerospace, machine control systems, knitting machines, industrial process control, hydraulic actuators, instrumentation

		Rotary Position Transducers	Inductive Electromagnetic	Machine control systems, instrumentation

		MR sensors and Magnetic Encoders	Magneto-Resistive (AMR)	Automotive systems controls, pump counting and control, school bus stop sign arm position

		Tilt/Angle Sensors	Fluid Capacitive or Electrolytic Fluid	Heavy equipment level measurement, auto security systems, tire balancing, instrumentation

PVG	Piezo Film	Traffic Sensors	Piezoelectric Polymer (PVDF)	Traffic survey, speed and traffic light enforcement, toll, and truck weigh-in-motion

		Custom Piezoelectric Film Sensors	Piezoelectric Polymer (PVDF)	Medical diagnostics, ultrasonic pen digitizers, musical instrument pickups, electronic stethoscope, security systems, anti-tamper sensors for data protection, electronic water meters

PVG	Vibration	Accelerometers	Micro-Electromechanical Systems instrumentation	Crash test sensors, anthropomorphic dummy sensors, road load dynamics, aerospace traffic alert and collision avoidance systems, instrumentation

		Accelerometers	Piezoelectric Polymer (PVDF)	Cardiac activity sensors, audio speaker feedback, appliance load balancing

HTG	Humidity	Relative Humidity Sensors	Capacitive Polymer	Auto anti-fogging systems, diesel engine controls, air climate systems, reprography machines, respirators
	Fluid Properties	Fluid Monitoring Sensors	Quartz Mechanical Resonator (Tuning Fork)	Heavy truck/off-road engine and transmission fluid monitoring for viscosity, density and dielectric constant

HTG	Temperature	Thermistors & RTDs (Resistance Temperature Detector)	Negative Temperature Co-efficient (NTC) Thermistors, Infrared (IR), Nickel RTD	Patient monitoring and diagnostics, gas chromatography, HVAC & R, and non-contacting thermometers, microwave and convection oven controls, gas detection

HTG	Photo Optics	Pulse Oximetry Sensors (SpO 2 ); X-Ray Detection	Photo optic infra-red light absorption	Reusable and disposable patient blood oxygen and pulse sensors, security system and CT scanner sensor arrays

TECHNOLOGY

The Company has a broad portfolio of technologies available to solve client sensing needs, some of which are proprietary to the Company. Our sensor technologies include:

•
PIEZORESISTIVE TECHNOLOGY. This technology is widely used for the measurement of pressure, load and acceleration, and we believe its use in these applications is expanding significantly, particularly in the form of micro-electromechanical systems (MEMS). Piezoresistive materials, most often silicon, respond to changes in applied mechanical variables such as stress, strain, or pressure by changing electrical conductivity (resistance). Changes in electrical conductivity can be readily detected in circuits by changes in current with a constant applied voltage, or conversely by changes in voltage with a constant supplied current. Silicon MEMS systems have several advantages over their conventionally manufactured counterparts. By leveraging existing silicon manufacturing technology, micro-electromechanical systems allow for the cost-effective manufacture of small devices with high reliability and superior performance.

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

•
PIEZOELECTRIC POLYMER TECHNOLOGY. Piezoelectric materials (such as polyvinylidene fluoride, “PVDF”) convert mechanical stress or strain into proportionate electrical energy, and conversely, these materials mechanically expand or contract when voltages of opposite polarities are applied. Piezoelectric polymer films are also pyroelectric, converting heat into electrical charge. These polymer films offer unique sensor design and performance opportunities because they are thin, flexible, inert, broadband, and relatively inexpensive. This technology is ideal for applications where the use of rigid sensors would not be possible or cost-effective.

•
STRAIN GAGE TECHNOLOGY. A strain gauge consists of a base substrate material that will change its electrical properties with induced stress or strain (such as bulk silicon). The foil is etched to produce a grid pattern that is sensitive to changes in geometry, usually length, along the sensitive axis producing a change in resistance. The gauge is bonded to a sensing element surface which it will monitor. The gauge operates through a direct conversion of strain to a change in gauge resistance. This technology is useful for the construction of reliable pressure and force sensors. The Company also manufactures a proprietary strain gauge called Microfused™ in which the diaphragm in contact with the media is fused to a silicon sensing element with glass at high temperatures for a hermetic seal appropriate for harsh environments.

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

•
FLUID CAPACITIVE TECHNOLOGY. This technology is also referred to as fluid filled, variable capacitance. The output from the sensing element is two variable capacitance signals per axis. Rotation of the sensor about its sensitive axis produces a linear change in capacitance. This change in capacitance is electronically converted into angular data, and provides the user with a choice of ratio metric, analog, digital, or serial output signals. These signals can be easily interfaced to a number of readout and/or data collection systems.

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

•
MAGNETO-RESISTIVE (MR) TECHNOLOGY. MR sensors are used to measure small changes in magnetic fields.   A rotation of the magnetization of thin film stripes made of magnetic permalloy (Ni 81 FE 19 ) in x-direction takes place when a magnetic field in y-direction is applied due to   the magneto resistive effect. MR sensors are highly sensitive, stable, repeatable and relatively low cost. MR sensing technology can be packaged as low field sensors (i.e., electronic compass), angle sensors such as magnetic encoders, position sensors, or current sensors (i.e., for battery management).

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

•	MECHANICAL RESONATOR: A mechanical resonator, or tuning fork, changes frequency response while submersed in a fluid as the properties of the fluid (density, viscosity and dielectric constant) change.

BUSINESS SEGMENTS

As a result of the sale of our Consumer Products business segment, the Sensor business segment is our sole reportable segment, under the guidelines established by the Financial Accounting Standards Board (“FASB”) in Statement of Financial Accounting Standard (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information because of among other things, the criteria for aggregation.

To improve the ownership and accountability on top-to-bottom results, effective fiscal 2008 the Company organized its product families into three business “Groups”, with each Group having responsibility for sales, engineering, operations and customer service of their respective products. The three business groups are PFG (Pressure/Force), PVG (Position/Piezo and Vibration), and HTG (Humidity/Chemical Gas/Temperature/Optical). A Group Vice President has been assigned overall strategic and profit/loss responsibility for the particular Group, with finance/accounting, supply chain/information systems and strategic sourcing remaining functional, shared resources.

Geographic information, excluding discontinued operations, for revenues based on country from which invoiced, and long-lived assets based on country of location, which includes property, plant and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization follows:

	For the years ended March 31,
	2008	2007	2006
Net Sales:
United States	$107,734	$106,476	$68,704
France	28,021	21,576	17,379
Germany	19,323	15,587	4,651
Ireland	12,969	11,002	-
Switzerland	4,396	-	-
China	55,940	45,609	30,683
Total:	$228,383	$200,250	$121,417
Long lived assets:
United States	$6,624	$5,969	$4,230
France	6,808	5,194	4,189
Germany	2,817	1,865	4,239
Ireland	4,263	3,550	-
Switzerland	2,418	-	-
Asia	17,785	10,981	9,428
Total:	$40,715	$27,559	$22,086

The above table reflects a break-out of foreign operations which has been made to prior year amounts previously reported to conform with current year presentation.

CUSTOMERS

We sell our sensor products throughout the world. We design, manufacture and market sensors for original equipment manufacturer applications and for end users who use them for instrumentation and test applications. Our extensive customer base consists of manufacturers of electronic, automotive, medical, military, industrial and consumer products. Our largest customer, Sensata, a large automotive sensor supplier, accounted for approximately 18% of our net sales during fiscal 2008, approximately 15% of our net sales during fiscal 2007, and approximately 18% of our net sales during fiscal 2006. At March 31, 2008, the trade receivable with Sensata was approximately $5,446. No other customers accounted for more than 10% of our net sales during the fiscal years ended March 31, 2008, 2007, and 2006.

SALES AND DISTRIBUTION

We sell our sensor products through a combination of experienced regional sales managers, distributors and (generally) exclusive relationships with outside sales representatives throughout the world. Our engineering teams work directly with our global customers to tailor our sensors to meet their specific application requirements.

We sell our products primarily in North America, Asia and Western Europe. The international component of our sales has grown with recent acquisitions. In addition, we believe the growing Asian market represents a significant opportunity for our business. Sales invoiced from foreign countries accounted for approximately 53% of net sales for the fiscal year ended March, 31, 2008, 47% of net sales for the fiscal year ended March, 31, 2007, and 43% of net sales for the fiscal year ended March 31, 2006.

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

Our manufacturing operations employ a wide variety of raw materials, including steel, copper, cast iron, electronic components, aluminum, and plastics. We purchase raw materials from a large number of independent sources around the world. No single raw material supplier is material, although some of the components we use require particular specifications where a limited number of suppliers exist that can supply such components. Market forces have driven significant increases in the costs of steel and petroleum-based products over the last three years, and the costs of certain precious and non-ferrous metals have also generally increased over the last eighteen months. We have attempted to mitigate the impact of the cost increases through supply-chain initiatives or to pass a portion of these increases on to customers in the form of price increases. For a further discussion of risks related to the materials and components required for our operations, please refer to “Foreign Operations” and “Item 1A. Risk Factors.”

RESEARCH AND DEVELOPMENT

Our research and development efforts are focused on expanding our core technologies, improving our existing products by enhancing functionality, effectiveness, ease of use and reliability, developing new products and designing custom sensors for specific customer applications. To maintain and improve our competitive position, our research, design, and engineering teams work in close association with customers to design custom sensors for specific applications. Research and development costs approximated $9,852 or 4.3% of net sales for fiscal 2008, $9,235 or 4.6% of net sales for fiscal 2007, and $6,450 or 5.3% of net sales for fiscal 2006. We expect to continue to make significant investment in research and development expenditures in order to provide innovative new products to our customers and to maintain and improve our competitive position. Customer funded research and development was $1,018, $786, and $448 for the fiscal years ended March 31, 2008, 2007, and 2006, respectively.

COMPETITION

The global market for sensors includes many diverse products and technologies, is highly fragmented and is subject to moderate to high pricing pressures, depending on the end markets and level of customization. Most of our competitors are small independent companies or divisions of large corporations such as Danaher, General Electric, Schneider-Electric and Honeywell. The principal elements of competition in the sensor market are technology and production capability, price, quality, service, and the ability to design unique applications to meet specific customer needs.

Although we believe that we compete favorably, new product introductions by our competitors could cause a decline in sales or loss of market acceptance for our existing products. If competitors introduce more technologically advanced products, the demand for our products would likely be reduced.

INTELLECTUAL PROPERTY

We rely in part on patents to protect our intellectual property. We own 51 United States utility and design patents and 53 foreign patents to protect our rights in certain applications of our core technology. We have 42 patent applications pending. These patent applications may never result in issued patents. Even if these applications result in patents being issued, taken together with our existing patents, they may not be sufficiently broad to protect our proprietary rights, or they may prove unenforceable. We have not obtained patents for all of our innovations, nor do we plan to do so.

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

FOREIGN OPERATIONS

Our products are manufactured and marketed worldwide. Our geographic diversity enables us to leverage our cost structure and supply-chain, promote economies of scale, and affords a broader and diverse sales base. We manufacture a large portion of our sensor products in Shenzhen, China. Sensors are also manufactured at our U.S. facilities in Hampton, VA, Dayton, OH and Fremont, CA, as well as our European facilities in Galway, Ireland, Toulouse, France, Les Clayes-sous-Bois, France, Dortmund, Germany and Bevaix, Switzerland. A large portion of our NTC thermistors, discrete and probe assemblies are manufactured in China by Betacera Inc., a subcontractor with a long-standing contractual relationship with the Company. Our pulse oximetry sensors are sourced from a single supplier, Opto Circuits India Limited (“Opto”), in Karnatake, India. Many of our products contain key components that are obtained from a limited number of sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond our control, including political and other uncertainties regarding China and India.

A substantial portion of our revenues are priced in United States dollars. Most of our costs and expenses are priced in United States dollars, with the remainder priced in Chinese renminbi, Euros, Swiss francs and Japanese yen. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the United States dollar compared with that of our foreign customers’ currencies. We are exposed to foreign currency transaction and translation losses, which might result from adverse fluctuations in the value of the Euro, Chinese renminbi, Swiss franc, and Japanese yen. The following table details annual consolidated net sales and the respective amount as a percentage of consolidated net sales invoiced from our facilities within and outside of the U.S. for the previous three years, as well as the U.S. dollar equivalent of net assets for the respective functional currencies:

	For the years ended March 31,
	2008	2007	2006
Net sales:
U.S. facilities	$107,734	$106,476	$68,704
U.S. facilities % of sales	47%	53%	57%
Non-U.S. facilities	$120,649	$93,774	$52,713
Non-U.S. facilities % of sales	53%	47%	43%
Net assets (liabilities):
U.S. dollar	$49,082	$40,547	$46,956
Chinese renminbi	17,306	23,810	18,503
Hong Kong dollar	63,827	40,981	30,269
Euro	19,562	12,285	(231)
Japanese yen	3,787	3,014	-
Swiss franc	2,225	-	-

The above table reflects certain reclassifications which have been made to prior year amounts previously reported to conform to current year presentation. U.S. dollar net assets for 2007 previously included Japanese yen and current year presentation separately reports Japanese yen amounts.

The renminbi has appreciated by 2.7%, 4.0%, and 9% during 2006, 2007 and 2008, respectively. The Chinese government announced that it will no longer peg the renminbi to the U.S. dollar, but established a currency policy letting the renminbi trade in a narrow band against a basket of currencies. The Company has more expenditures in renminbi than sales denominated in renminbi, and as such, when the US dollar weakens relative to the renminbi, our operating profits decrease. Based on our net exposure of renminbi to U.S. dollars for the fiscal year ended March 31, 2008 and forecast information for fiscal 2009, we estimate a negative operating income impact of approximately $186 for every 1% appreciation in renminbi against the U.S. dollar (assuming no price increases passed to customers, and no associated cost increases or currency hedging). We continue to consider various alternatives to hedge this exposure, and have considered, but do not currently use, foreign currency contracts as a hedging strategy. We are attempting to manage this exposure through, among other things, pricing and monitoring balance sheet exposures for payables and receivables.

The Company’s French and Germany subsidiaries have more sales in Euro than expenses in Euro and the Company’s Swiss subsidiary has more expenses in Swiss franc than sales, and as such, if the U.S. dollar weakens relative to the Euro and Swiss franc, our operating profits increase in France and Germany but decline in Switzerland. Based on the net exposures of Euros and Swiss francs to the U.S. dollar for the fiscal year ended March 31, 2008, we estimate a positive operating income impact of $42 in Euros and a negative operating income impact of $30 for every 1% appreciation in Euro and Swiss franc, respectively, relative to the U.S. dollar (assuming no price increases passed to customers, and associated cost increases or currency hedging).

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

EMPLOYEES

As of March 31, 2008, we had 2,428 employees, including 317  in the United States, 437  in the European Union, and 1,674  in Asia. As of March 31, 2008,  1,819 employees were engaged in manufacturing, 255 were engaged in administration, 227  were engaged in engineering and 127 were engaged in sales and marketing.

Our employees in the U.S., Europe and Asia are not covered by collective bargaining agreements. We believe our employee relations are good.

ENVIRONMENTAL MATTERS

We are subject to comprehensive and changing foreign, federal, state, and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. We believe that we are in compliance in all material respects with current environmental requirements. Nevertheless, we use hazardous substances in our operations, and as is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties, we may be held liable, and may be required to pay the cost of remedying the condition. The amount of any resulting liability could be material.

We believe we are in compliance in all material respects with the European and UK Restrictions on Hazardous Substances (“RoHS”) environmental directive which became effective July 1, 2006 for "the restriction of the use of certain hazardous substances in electrical and electronic equipment.”

Our business and our customers may be subject to requirements under the European Commission’s Proposal for the Registration, Evaluation and Authorization of Chemicals (“REACH”). REACH imposes obligations on European Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Additionally, substances of high concern are subject to an authorization process per application. Authorization may result in restrictions in the use of products by application or even prohibitions on the manufacture or importation of products. REACH came into effect on June 1, 2007. The regulations impose additional burdens on chemical producers, importers, downstream users of chemical substances and preparations, and the entire supply chain. However, our manufacturing presence and sales activities in the European Union will likely require us to incur additional compliance costs and may result in increases in the costs of raw materials we purchase and the products we sell.

EXPORT/IMPORT COMPLIANCE

We are required to comply with various export/import control and economic sanctions laws, including:

•
The International Traffic in Arms Regulations (ITAR) administered by the U.S. Department of State, Directorate of Defense Trade Controls, which, among other things, imposes license requirements on the export from the United States of defense articles and defense services (which are items specifically designed or adapted for a military application and/or listed on the United States Munitions List);

•
the Export Administration Regulations administered by the U.S. Department of Commerce, Bureau of Industry and Security, which, among other things, impose licensing requirements on the export or re-export of certain dual-use goods, technology and software (which are items that potentially have both commercial and military applications);

•
the regulations administered by the U.S. Department of Treasury, Office of Foreign Assets Control, which implement economic sanctions imposed against designated countries, governments and persons based on United States foreign policy and national security considerations; and

•	the import regulatory activities of the U.S. Customs and Border Protection.

Non-United States governments have also implemented similar export and import control regulations, which may affect our operations or transactions subject to their jurisdictions. For a discussion of risks related to export/import control and economic sanctions laws, please refer to “Item 1A. Risk Factors.”

BACKLOG

At March 31, 2008, the dollar amount of backlog orders believed to be firm was approximately $70,058. Backlog from acquisitions completed during fiscal 2008 that were included as part of the March 31, 2008 backlog disclosure accounts for $2,840 of this backlog. We include in backlog orders that have been accepted from customers that have not been filled or shipped and are supported with a purchase order. It is expected that the majority of these orders will be shipped during the next 12 months. At March 31, 2007, our backlog of unfilled orders was approximately $62,826. We believe that backlog may not be indicative of actual sales for the current fiscal year or any succeeding period.

WORKING CAPITAL

We maintain adequate working capital to support our business requirements. There are no unusual industry practices or requirements relating to working capital items.

SEASONALITY

As a whole, there is no material seasonality in our sales. However, general economic conditions have an impact on our business and financial results, and certain end-use markets experience certain seasonality. For example, European sales are often lower in summer months and OEM sales are often stronger immediately preceding and following the introduction of new products.

AVAILABLE INFORMATION

We maintain an Internet website at the following address: www.meas-spec.com. The information on or that may be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS

Careful consideration should be given to the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions, a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest rates, terrorism, international conflicts, major health concerns, natural disasters or other disruptions of expected economic or business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition. An investment in our common stock is speculative in nature and involves a high degree of risk. No investment in our common stock should be made by any person who is not in a position to lose the entire amount of such investment.

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

Our international operations represent a substantial portion of our net sales, total assets and net assets. Our foreign operating subsidiaries are in China, Hong Kong, Japan and Europe, and as such, we are exposed to, among other things, foreign currency transaction and translation losses with the Chinese renminbi, Hong Kong dollar, Euro, Japanese yen and Swiss franc. Our foreign subsidiaries’ operations reflect intercompany transfers of costs and expenses, including interest on intercompany trade receivables, at amounts established by us. We manufacture the majority of our sensor products in China. Our China subsidiary is subject to certain government regulations, including currency exchange controls, which limit the subsidiary’s ability to pay cash dividends or lend funds to us. The inability to operate in China or the imposition of significant restrictions, taxes, or tariffs on our operations in China would impair our ability to manufacture products in a cost-effective manner and could reduce our profitability significantly.

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

•
legislative initiatives, including tax legislation and other changes in the Company’s tax position, including tax policy changes in China, which could affect the profitability of our operations in China. China has enacted higher tax rates effective January 1, 2008. If the Company does not receive the annual special tax status in China, our rates could be between 18% and 25%.

RAPID GROWTH BRINGS RISKS AND CHALLENGES ASSOCIATED WITH GROWTH.

Visibility into our markets is limited, and forecasting is difficult by its nature. The rapid growth of our business through a combination of organic and acquisitive means creates a unique set of challenges which include:

•	managing inventory from acquired companies as well as inventory required for new programs;

•	prioritizing the right engineering programs so new opportunities are harvested without losing business in smaller, more stable lines of business;

•	managing a growing end user business alongside a robust and larger OEM business;

•	building infrastructure and the management team to support growth of the business in new geographies, especially Europe and Asia;

•	maintaining a rapidly changing balance sheet to optimize debt to equity and working capital ratios; and

•	finalizing the construction of the new China factory and the transition from one facility to the new facility.

COMMODITY PRICES MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

We are exposed to a variety of market risks, including the effects of changes in commodity prices. We are a buyer of steel, non-ferrous metals and petroleum-based products, as well as other commodities required for the manufacture of products. As a result, changes in commodity prices and our inability to pass such increases on to our customers may have an adverse effect on our results of operations and financial condition. For example, market forces have driven significant increases in the costs of steel and petroleum-based products over the last three years, and the costs of certain precious and non-ferrous metals have also generally increased over the last eighteen months.

OUR SUCCESS DEPENDS ON OUR ABILITY TO MAINTAIN AND PROTECT OUR INTELLECTUAL PROPERTY AND AVOID CLAIMS OF INFRINGEMENT OR MISUSE OF THIRD PARTY INTELECTUAL PROPERTY.

We own numerous patents, trademarks, copyrights, trade secrets and licenses to intellectual property owned by others, which in aggregate are important to our operations. The steps that we and our licensors have taken to maintain and protect our intellectual property may not prevent it from being challenged, invalidated or circumvented, particularly in countries where intellectual property rights are not highly developed or protected. Unauthorized use of our intellectual property rights could adversely impact our competitive position and results of operations. In addition, from time to time in the usual course of business, we receive notices from third parties regarding intellectual property infringement or misappropriation. In the event of a successful claim against us, we could lose our rights to needed technology or be required to pay substantial damages or license fees with respect to the infringed rights, any of which could adversely impact our revenues, profitability and cash flows. Even where we successfully defend against claims of infringement or misappropriation, we may incur significant costs which could adversely affect our profitability and cash flows.

WE ARE SUBJECT TO A VARIETY OF LITIGATION IN THE COURSE OF OUR BUSINESS THAT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

We are subject to or could be subject to a variety of litigation incidental to our business, including claims for damages arising out of the use of our products, warranty and recall claims, claims relating to intellectual property matters and claims involving employment matters, commercial disputes, environmental matters and acquisition-related matters. Some of these lawsuits include claims for punitive and consequential as well as compensatory damages. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our financial condition, operations and results of operations. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against potential loss exposures.

OUR BUSINESS IS SUBJECT TO REGULATION, AND FAILURE TO COMPLY WITH THOSE REGULATIONS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND REPUTATION.

We are subject to extensive regulation by U.S. and non-U.S. governmental entities and other entities at the federal, state and local levels, including the following:

•
Certain of our operations are subject to environmental laws and regulations in the jurisdictions in which they operate. We must also comply with various health and safety regulations in the U.S. and abroad in connection with our operations. We cannot give assurance that we have been or will be at all times in substantial compliance with environmental and health and safety laws.

•
We are required to comply with various import laws and export control and economic sanctions laws, which may affect our transactions with certain customers, business partners and other persons, including in certain cases dealings with or between our employees and subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies, and in other circumstances we may be required to obtain an export license before exporting the controlled item. Compliance with the various import laws that apply to our businesses can restrict our access to, and increase the cost of obtaining, certain products and at times can interrupt our supply of imported inventory.

•
Certain of our products are medical devices and other products that are subject to regulation by the U.S. Food and Drug Administration (“FDA”), by counterpart agencies of other countries and by regulations governing the management, storage, handling and disposal of hazardous or radioactive materials. Violations of these regulations, efficacy or safety concerns or trends of adverse events with respect to our products can lead to warning letters, declining sales, recalls, seizures, injunctions, administrative detentions, refusals to permit importations, suspension or withdrawal of approvals and pre-market notification rescissions. Our products and operations are also often subject to the rules of industrial standards bodies such as the International Standards Organization (ISO), and failure to comply with these rules can also adversely impact our business.

•
We also have agreements relating to the sale of products to government entities and are subject to various statutes and regulations that apply to companies doing business with the government. Our agreements relating to the sale of products to government entities may be subject to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending and other factors. We are also subject to investigation and audit for compliance with the requirements governing government contracts, including requirements related to procurement integrity, export control, employment practices, the accuracy of records and the recording of costs. A failure to comply with these requirements might result in suspension of these contracts and suspension or debarment from government contracting or subcontracting.

In addition, failure to comply with any of these laws and regulations could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to import and export products and services, and damage to our reputation.

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

We have adopted transfer-pricing procedures with our subsidiaries to regulate inter-company transfers. Our procedures call for the transfer of goods, services, or intellectual property from one company to a related company at prices that we believe are at arm’s length. We have established these procedures due to the fact that some of our assets, such as intellectual property developed in the United States, are transferred among our affiliated companies. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully require changes to our transfer pricing practices, we could become subject to higher taxes and our earnings would be adversely affected. Any determination of income reallocation or modification of transfer pricing laws can result in an income tax assessment on the portion of income deemed to be derived from the United States or other taxing jurisdiction.

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

WE MAY NOT BE ABLE TO CONSUMMATE FUTURE ACQUISITIONS OR SUCCESSFULLY INTEGRATE ACQUISTIONS INTO OUR BUSINESS AND INDEMNIFICATION PROVISIONS IN OUR ACQUISTION AGREEMENTS BY WHICH WE HAVE ACQUIRED COMPANIES MAY NOT FULLY PROTECT US AND MAY RESULT IN UNEXPECTED LIABILITIES.

We have made twelve acquisitions since fiscal 2005. As a part of our business strategy, we may enter into additional business combinations and acquisitions. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business and distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our growth strategy, and we may incur substantial expenses and devote significant management time and resources in seeking to complete proposed acquisitions that will not generate benefits for us.

In addition, with future acquisitions, we could use substantial portions of our available cash as all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause significant stockholder dilution. Our prior acquisitions and any future acquisitions may not ultimately help us achieve our strategic goals and may pose other risks to us. Conversely, we may not be able to consummate acquisitions at a similar rate as to the past, which could adversely impact our growth rate. Our ability to grow at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate companies and businesses at appropriate prices and realize anticipated cost savings. In addition, changes in accounting or regulatory requirements or any further deterioration in the credit markets could also adversely impact our ability to consummate acquisitions or change the accounting treatment for acquisitions. For example, as a result of the recently issued Statement of Financial Accounting Standard (SFAS) No. 141 (Revised 2007), Business Combinations, which will be effective for fiscal years beginning after December 15, 2008, we will be required to expense certain acquisition-related items that under current accounting are capitalized as part of the purchase price.

As a result of our previous acquisitions, we have added several different decentralized operating and accounting systems, resulting in a complex reporting environment. While we strive to quickly integrate all of our acquisitions to one enterprise resource planning (ERP) platform and management reporting/analysis information systems, we expect that we will need to continue to modify our accounting policies, internal controls, procedures and compliance programs to provide consistency across all of our operations, in order to increase efficiency and operating effectiveness and improve corporate visibility into our decentralized operations.

We are entitled to certain indemnification rights under the agreements by which we have acquired companies. If circumstances arise under which we believe we are entitled to indemnification, the indemnifying party may not agree with our assertion as to our rights to indemnification under the circumstances and we may increase our accruals and corresponding costs.

OUR REPUTATION AND OUR ABILITY TO DO BUSINESS MAY BE IMPAIRED BY IMPROPER CONDUCT BY ANY OF OUR EMPLOYEES, AGENTS OR BUSINESS PARTNERS.

We cannot provide assurance that our internal controls will always protect us from reckless or criminal acts committed by our employees, agents or business partners that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, competition, money laundering and data privacy. Any such improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties against us or our subsidiaries, and could damage our reputation.

CHANGES IN OUR TAX RATES OR EXPOSURE TO ADDITIONAL INCOME TAX LIABILITES COULD AFFECT OUR PROFITABILITY. IN ADDITION, AUDITS BY TAX AUTHORITIES COULD RESULT IN ADDITIONAL TAX PAYMENTS FOR PRIOR PERIODS.

We are subject to income taxes in the U.S. and in various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities, the results of audits and examinations of previously filed tax returns and changes in tax laws. Any of these factors may adversely affect our tax rate and decrease our profitability. The amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities.

IF WE CANNOT OBTAIN SUFFICIENT QUANTITIES OF MATERIALS, COMPONENTS AND EQUIPMENT FOR OUR MANUFACTURING ACTIVITIES ON A TIMELY BASIS AND AT COMPETITIVE PRICING AND QUALITY, OR IF OUR MANUFACTURING CAPACITY DOES NOT MEET DEMAND, OUR BUSINESS AND FINANCIAL RESULTS WILL SUFFER.

We purchase materials, components and equipment from third parties for use in our manufacturing operations. Some of our businesses purchase their requirements of certain of these items from sole or limited source suppliers. If we cannot obtain sufficient quantities of materials, components and equipment at competitive prices and quality and on a timely basis, we may not be able to produce sufficient quantities of product to satisfy market demand, product shipments may be delayed or our material or manufacturing costs may increase. In addition, because we cannot always immediately adapt our cost structures to changing market conditions, our manufacturing capacity may at times exceed our production requirements or fall short of our production requirements. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise adversely affect our business and financial results.

OUR INABILITY TO HIRE, TRAIN AND RETAIN A SUFFICIENT NUMBER OF SKILLED OFFICERS AND OTHER EMPLOYEES COULD IMPEDE OUR ABILITY TO COMPETE SUCCESSFULLY.

If we cannot hire, train and retain a sufficient number of qualified employees, we may not be able to achieve cost savings and other initiatives to profitably grow our business, effectively integrate acquired businesses, or realize anticipated results from those businesses.

CYCLICAL ECONOMIC CONDITIONS HAVE AFFECTED AND MAY CONTINUE TO ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain of our businesses operate in industries that have historically experienced periodic downturns, which have adversely impacted demand for the equipment and services that we manufacture and market. Any competitive pricing pressures, slowdown in capital investments or other downturn in these industries could adversely affect our financial condition and results of operations in any given period.

IF WE SUFFER LOSS TO OUR FACILITIES OR DISTRIBUTION SYSTEM DUE TO A CATASTROPHE, OUR OPERATIONS COULD BE SERIOUSLY HARMED.

Our facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility.

OUR INDEBTEDNESS MAY LIMIT OUR USE OF OUR CASH FLOW AND CHANGES IN THE CREDIT MARKETS MAY ADVERSELY AFFECT THE AVAILABILITY AND COST OF ADDITIONAL DEBT.

We have incurred debt to finance most of our acquisitions, and we may also incur additional debt. Our debt level and related debt service obligations could have negative consequences, including:

•	requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which would reduce the funds we have available for other purposes;

•	reducing our flexibility in planning for or reacting to changes in our business and market conditions; and

•	exposing us to interest rate risk, since a large portion of our debt obligations are at variable rates.

We may incur significantly more debt in the future. If we add new debt, the risks described above could increase. In addition, any further deterioration in the credit markets may adversely impact the availability and cost of future debt.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Hampton, Virginia in a leased facility. Worldwide, we have nine significant manufacturing facilities, and six additional locations for sales and marketing and research and development activities, comprising approximately 442,000 square feet. Two locations with an aggregate of approximately 29,000 square feet are owned by us. The remaining sites with an aggregate of approximately 413,000 square feet are leased by us. Of these manufacturing, sales and marketing, research and development, administrative and distribution locations, six are located in the U.S.A., seven in Europe and two in Asia. We consider our facilities suitable and adequate for the purpose for which they are used and we do not anticipate difficulty in renewing existing leases as they expire or in finding other facilities. Please refer to Note 15 in the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information with regard to our lease commitments.

We have a facility under construction in Shenzhen, China. Our primary sensor manufacturing facilities are ISO 9001 certified, but we also have registration under FDA (Federal Drug Administration) regulations at our Dayton, Ohio facility and a number of facilities are TS 16949 (Technical Standards) registered, as well as AS9100 and ISO 13485. We believe that these premises are suitable and adequate for our present and future operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(A) Market Information

Our common stock, no par value, is traded on The Nasdaq Global Market under the symbol NASDAQ: MEAS. The following table presents high and low sales prices of our common stock as reported on the NASDAQ for the periods indicated:

	HIGH	LOW
YEAR ENDED MARCH 31, 2008
Quarter ended June 30, 2007	$24.31	$19.44
Quarter ended September 30, 2007	27.94	21.28
Quarter ended December 31, 2007	28.77	21.22
Quarter ended March 31, 2008	22.83	16.25

YEAR ENDED MARCH 31, 2007
Quarter ended June 30, 2006	$30.00	$22.27
Quarter ended September 30, 2006	23.21	17.75
Quarter ended December 31, 2006	24.28	18.09
Quarter ended March 31, 2007	24.50	19.01

(B) Approximate Number of Holders of Common Stock

At June 4, 2008, there were approximately 92 shareholders of record of our common stock and 29,880 beneficial shareholders.

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

(E) Performance Graph

The following graph compares our cumulative total stockholder return since March 31, 2003 with the Russell 2000 Index and SIC Code 3823 peer group index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100.00 on March 31, 2003.

	3/31/2003	3/31/2004	3/31/2005	3/31/2006	3/31/2007	3/31/2008

Measurement Specialties, Inc.	100.00	680.00	807.02	917.54	791.58	612.98
Russell 2000	100.00	163.83	172.70	217.34	230.18	200.25
SIC Code 3823	100.00	143.74	158.31	208.72	220.68	260.41

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

		YEARS ENDED MARCH 31,
	2008	2007	2006	2005	2004
Results of operations:	(Amounts in thousands, except per share information)
Net sales	$228,383	$200,250	$121,417	$92,268	$60,247
Income from continuing operations	16,442	11,957	10,327	9,780	13,594
Net income	16,442	14,234	24,534	14,826	21,586
Net cash provided by operating activities
from continuing operations	33,235	13,974	11,726	5,470	5,648

Per common share:
Income from continuing operations:
Basic	$1.14	$0.85	$0.75	$0.73	$1.10
Diluted	1.13	0.83	0.72	0.69	0.97
Net Income:
Basic	1.14	1.01	1.79	1.11	1.75
Diluted	1.13	0.99	1.71	1.05	1.54
Cash dividends declared	-	-	-	-	-

Financial Position at Year-End:
Total assets	$285,615	$224,691	$151,194	$116,819	$65,482
Long-term debt, revolver and notes payable	86,718	62,424	20,447	23,538	-
Shareholders' equity	155,789	120,637	95,497	68,016	50,840

Total assets previously reported for 2007, 2006, 2005 and 2004 were $225,128, $152,424, $126,004 and $77,000, respectively, and have been restated to exclude amounts related to discontinued operations. To conform to current year presentation, prior year long-term debt amounts have been restated to include current portion of long-term debt and notes payable.

Fiscal year 2004 reflects $506 of charges resulting from the restructuring of the business.  Fiscal year 2004 reflects $1,550 of charges taken as a result of a prior class action lawsuit and SEC investigation. Fiscal year 2004 reflects the favorable impact of reversing $15,400 tax valuation allowance for the deferred tax assets and a $6,483 charge for non-cash equity based compensation. Fiscal 2006 includes $680 income tax expense an adjustment of U.S. deferred tax assets due to lower overall tax rate with state apportionment. Fiscal year 2007 includes $1,275 in litigation settlement costs. Fiscal 2007 and 2008 include non-cash equity based compensation under SFAS No. 123R of $2,887 and $3,397, respectively. Fiscal 2008 includes $900 in additional income tax expense associated with tax law changes in Germany and China, and the Company reversed a foreign income tax payable totaling $597. Net income for fiscal years 2004, 2005, 2006, and 2007, includes income from discontinued operations of $7,992, $5,046, $14,207 and $2,277, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the reader of the Company’s financial statements with a narrative from the perspective of Company’s management. To that end, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors. Furthermore, the following discussion of our results of operations and financial condition should be read together with the other financial information and Consolidated Financial Statements and related Notes included in this Annual Report on Form 10-K.

Our fiscal year begins on April 1 and ends on March 31. References in this report to the year 2007 or fiscal 2007 refer to the 12-month period from April 1, 2006 through March 31, 2007 and references in this report to the year 2008 or fiscal 2008 refer to the 12-month period from April 1, 2007 through March 31, 2008.

OVERVIEW

Measurement Specialties, Inc. is a leader in the design, development and manufacture of sensors and sensor-based systems for original equipment manufacturers and end users, based on a broad portfolio of proprietary technology. The Company is a multi-national corporation with nine primary manufacturing facilities strategically located in the United States, China, France, Ireland, Germany and Switzerland, enabling the Company to produce and market world-wide a broad range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for automotive, medical, consumer, military/aerospace, and industrial applications. The Company’s sensor products include pressure sensors and transducers, linear/rotary position sensors, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors, humidity and temperature sensors. The Company's advanced technologies include piezo-resistive silicon sensors, application-specific integrated circuits, micro-electromechanical systems (“MEMS”), piezoelectric polymers, foil strain gauges, force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, electromagnetic displacement sensors, hygroscopic capacitive sensors, ultrasonic sensors, optical sensors, negative thermal coefficient (“NTC”) ceramic sensors and mechanical resonators.

The Company continues to expand the business at a relatively high rate through organic growth and through acquisitions. With the sale of our Consumer business effective December 1, 2005, the Company had one reportable segment during 2008 and 2007, formerly the Sensor Division. Accordingly, all comparisons in Management’s Discussion and Analysis for each of the fiscal periods ended March 31, 2008, 2007, and 2006 exclude the results of discontinued operations, except as otherwise noted.

EXECUTIVE SUMMARY

The Company continues to deliver strong growth in sales and profitability. Over the past four years, the Company has grown sales at a compounded rate of 40% per year as a result of consistent organic growth and growth through acquisitions. We have consummated twelve acquisitions since June 2004 with a cumulative purchase price exceeding $154,000, establishing new lines of business and/or expanding our geographic footprint.

With our rapid expansion and growth has come increased complexity, in terms of products, customers and physical facilities. To more effectively manage these complexities, in fiscal 2008 we reorganized our business into three “Groups”, with a Group Vice President (“GVP”) responsible for the operating performance of their respective Group. Along with owning sales and profitability, GVPs are responsible for managing the balance sheet, with emphasis on accounts receivable, inventory and capital expenditures. This increased attention to the balance sheet allowed us to more effectively manage working capital in fiscal 2008, as is evident in our Statement of Cash Flows. The net change in Operating Working Capital (defined as the sum of the net changes in accounts receivable, inventory and accounts payable per the statement of cash flows), improved from a negative $13,925 in fiscal 2007 (“use” of cash) to a positive $6,253 in fiscal 2008 (“source” of cash). This helped to dramatically improve our Free Cash Flow, or “FCF” (defined as net cash provided by operating activities from continuing operations of $33,235 less purchases of property and equipment of $12,818) from $6,669 in fiscal 2007 to $20,417 in fiscal 2008.

Non-GAAP Reconciliation:	Fiscal year ended
	March 31,
	2008	2007

Free Cash Flow
Net cash provided by operating activities from continuing operations	$33,235	$13,974
Purchases of property and equipment	(12,818)	(7,305)
Free Cash Flow	$20,417	$6,669

The Company believes FCF is a better gauge of the Company's progress in 2008 and a long-term driver of shareholder value.

Consistent with our strategy to expand our product portfolio and global footprint, we completed two acquisitions in fiscal 2008. In November 2008, we acquired the assets of Visyx, including novel intellectual property that utilizes a mechanical resonator to measure fluid properties. Under the leadership of our Humidity/Chemical Gas/Temperature/Optical Group (“HTG”) in Toulouse, we have been able to advance the program and introduce production-ready prototypes to the market. While we are very enthusiastic about our progress and the initial customer commitment, we do not anticipate generating material sales until calendar 2009, and accordingly, the investment being made in this technology negatively influenced operating results in fiscal 2008. In December 2008 we acquired Intersema, a manufacturer of pressure sensors and modules. As a result of front-end loaded amortization, higher interest due to increased debt, significant appreciation of the Swiss franc (and associated foreign currency exchange losses), and specific integration and short term operating issues, Intersema’s operating results underperformed to our expectations. Despite the shortfall from expectations, we believe we will see meaningful positive earnings per share (“EPS”) contribution for these acquisitions in fiscal 2010 and beyond.

To support the Intersema acquisition, we expanded our revolving credit facility in December, 2008 by $66,000 to $121,000. As a result, we have approximately $63,000 available under the revolving facility, as well as approximately $21,600 in cash. We believe our strong liquidity positions us well to capitalize on opportunities that will likely arise as a result of the challenging market conditions.

A core tenet of our strategy is providing customized solutions to our customers.  To cost effectively deliver this service, we have expanded our infrastructure in China considerably.  Today, approximately 60% of our net sales are manufactured in China and nearly 70% of our global employees are from our China operation.  Given our commitment to the region in general, and Shenzhen in particular, and in order to mitigate the continued lease cost escalation in the future and add adequate room for expansion, we made the decision two years ago to lease property in Shenzhen and build a new facility.  We began construction on a 220,000 square foot facility last March, and expect to complete construction late calendar 2008.  The total estimated investment in the new facility is $12,000, at the upper end of our initial estimated range when stated in U.S. dollars, largely due to the appreciation of the Chinese renminbi (“RMB”).  In addition to providing a low cost operation from which we can support other regions of the world, our operation in China provides a gateway to drive increased sales in China and Asia.  Our local sales in China, while relatively small today, are expanding at nearly twice the rate as our average growth rate, and remain a key area of opportunity for the Company.

TRENDS

There are a number of trends that are likely to have material effects on the Company in the future, including our expectations for growth in sales, costs, capital spending, changes in foreign currency exchange rates relative to the U.S. dollar, changes in debt levels and interest rates and shifts in effective tax rates. Additionally, sales and results of operations could be impacted by additional acquisitions, though there is no specific timetable for any such transaction.

Over the past 4 years, we have enjoyed annual organic sales growth of 12% to 20%. Including sales from acquired companies, our compounded annual growth rate from fiscal 2004 to fiscal 2008 was approximately 40%. Factors that influence our organic growth rate from year to year include our market growth with existing applications and successful introduction of new applications that allow us to gain market share. In general, we expect the sensor market will continue to expand at a higher rate than overall economic growth as a result of the increase in sensor content in various products across most end markets. While we believe this market will be robust regardless of economic cycles, our customers are clearly impacted by macro-economic trends. Accordingly, we believe our lower organic growth in fiscal 2008 as compared to prior years was in part due to slower growth of our customers in certain markets and regions. Additionally, our historical organic growth has been favorably influenced by the growth of our largest customer, Sensata. However, as a result of an in-sourcing program, we expect sales with Sensata to be relatively flat over the next few years, and therefore reduce our total organic growth as compared to prior years. For fiscal 2009, we expect total sales of approximately $255,000, excluding any additional acquisitions.

Gross margins have trended down over the past several year, largely due to unfavorable product sales mix (both in terms of organic growth and acquired sales) and the impact of the increase in the RMB relative to the U.S. dollar. Growth with Sensata over the past several years, which serves primarily the auto market and carries a lower gross margin than our average, has grown faster than our average growth and therefore contributed to the overall decline in gross margin. Additionally, recent acquisitions have operated with a lower gross margin than our pre-acquisition average, resulting in a decline in the consolidated margin. Finally, given that the Company has more costs than sales denominated in RMB, increases in the RMB relative to the U.S. dollar have resulted in margin erosion. We have also experienced inflationary increases in raw material commodities and wages, and while we have generally been successful in offsetting these increases with productivity gains, inflationary pressures remain a risk. While the sales growth rate in fiscal 2009 will likely be lower than prior years, we anticipate the mix of sales to improve, in part due to lower proportion of anticipated sales from Sensata. For fiscal 2009, we anticipate our overall average gross margins to be in the range of 41% to 43% as compared to gross margins of 41.8% and 43.7% for fiscal years 2008 and 2007, respectively.

While gross margin has declined over the last several years, Selling, General and Administrative expense (“SG&A”) as a percent of sales has declined. We have been successful in leveraging our SG&A expense; growing SG&A expense more slowly than our growth in sales. As a percent of sales, SG&A has declined to 26.5% in fiscal 2008, as compared to 28.1% and 32.1% in fiscal 2007 and 2006, respectively. Given fiscal 2009 sales growth will likely be lower than in past years, as well as a result of higher investment in new programs that are not yet generating sales (such as our new fluid property sensor), we are not expecting improvement in SG&A as a percent of sales in fiscal 2009.

Amortization of acquired intangible assets increased dramatically from fiscal 2004 to fiscal 2007, associated with the acquisitions completed over those periods. Amortization is disproportionately loaded more in the initial year, and therefore amortization expense is higher in the quarters immediately proceeding a transaction, and declines after the first year based on how various intangible assets are valued and amortized. With the acquisition of Intersema and Visyx recently completed, amortization will increase in fiscal 2009 as compared to fiscal 2008 to approximately $5,000.

In addition to the margin exposure as a result of the depreciation of the U.S. dollar due to higher level of costs than sales denominated in RMB, the Company also has foreign currency exchange exposures with balance sheet accounts. When foreign currency exchange rates fluctuate, there is a resulting revaluation of assets and liabilities denominated and accounted for in foreign currencies. Foreign currency exchange expense (“fx”) due to the revaluation of balance sheet accounts with realized fx transactions and unrealized fx translation adjustments has increased sharply in recent years. For example, our Swiss company, Intersema, which uses the Swiss franc as their functional currency, holds cash denominated in foreign currencies (U.S. dollar and Euro). As the Swiss franc appreciates against the US dollar and/or Euro, the cash balances held in those denominations are devalued when stated in terms of Swiss franc. These transaction and translation losses are reflected in our “Foreign Currency Exchange Loss.” Aside from cash, our foreign entities generally hold receivables in foreign currencies, as well as payables. In fiscal 2008, we posted a net expense of $618 in realized and unrealized foreign exchange losses associated with the revaluation of foreign assets held in foreign entities. We would expect to see continued fx expense associated with a weakening U.S. dollar, although we anticipate less change against the Euro in fiscal 2009 as compared to fiscal 2008. We continue to evaluate various global hedging strategies in order to manage this exposure.

Our overall effective tax rate will continue to fluctuate as a result of the allocation of earnings between various taxing jurisdictions with varying tax rates and with changes in tax rates. However, we expect our overall effective tax rate to generally increase due to (a) more of our total income being generated in Europe and the US, which are subject to a higher effective tax rates than our average and (b) an increase in the China effective tax rate due to changes in the China tax law effective January 1, 2008.

The Company expects to continue investing in various capital projects in fiscal 2009 at a rate comparable to fiscal 2008. Excluding the investment in the new China facility, capital spending is expected to remain in the range of 4.5% to 5.0% of sales.

Please refer to Item 1. Business in this Annual Report on Form 10-K for additional details regarding the basis of the trends described above.

ESTABLISHMENT OF OFFSHORE HOLDING COMPANIES

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

In the quarter ended March 31, 2005, as part of a foreign tax planning restructuring, the Company completed the reorganization of its European subsidiaries, which included Entran SA and Humirel SA. This reorganization involved transferring ownership of these subsidiaries to a Cyprus holding company under Kenabell Holding BVI, named Acalon Holding Limited. In conjunction with this reorganization, the ownership of Kenabell Holding BVI was also transferred to Measurement Specialties Foreign Holdings Corporation, a Delaware corporation. All the companies are included in the consolidated financial statements of the group.

As of September 1, 2006, pursuant to a restructuring of certain of the Company’s European operations, the Company established two new entities: MEAS Europe SAS and its wholly-owned subsidiary, MEAS France SAS. MEAS France SAS is the primary French holding company and is the result of the consolidating and merging of the operations of Entran, Humirel, and ATEX. The reorganization was effected to facilitate improved statutory reporting.

The Company executed a restructuring of BetaTHERM Ireland Limited (“BetaTHERM Ireland”) during the quarter ended March 31, 2007, whereby the ownership of BetaTHERM’s U.S. operation was transferred to Measurement Specialties, Inc. from BetaTHERM Ireland. This reorganization was part of the acquisition, a requirement under our credit facility and provided a more efficient organizational structure for operational and tax purposes

As of April 1, 2007, pursuant to a restructuring of certain of the Company’s European operations, the Company established a new entity: MEAS Germany, which is a subsidiary of MEAS Europe. MEAS Germany is the Company’s German holding company and was the result of the consolidating and merging of the operations of MWS, HLP, and ATEX GmbH. The reorganization was effected to facilitate improved statutory reporting.

CHANGES IN OUR BUSINESS

ACQUISITIONS AND DIVESTURES:

Effective November 20, 2007, the Company acquired certain assets of Visyx Technologies Inc. based in Sunnyvale, California for $1,624. The Seller has the potential to receive up to an additional $2,000 in the form of a contingent payment based on successful commercialization of specified sensors prior to December 31, 2011, and an additional $9,000 earn-out based on a percentage of sales in calendar years 2009, 2010 and 2011. Visyx has sensors based on unique technology that measure fluid properties, including density, viscosity and dielectric constant, for use in heavy truck/off road engines and transmissions, compressors/turbines, refrigeration and air conditioning. Effective December 28, 2007, the Company completed the acquisition of all of the capital stock of Intersema Microsystems S.A., a sensor company headquartered in Bevaix, Switzerland, for $40,160. The selling shareholders have the potential to receive up to an additional $20,000 or 20,000 Swiss francs tied to 2009 earnings growth objectives. Intersema is a designer and manufacturer of pressure sensors and modules with low pressure, harsh media and ultra-small package configurations for use in barometric and sub-sea depth measurement markets. The transaction was financed with borrowings under the Company’s credit facility.

Effective December 1, 2005, we completed the sale of the Consumer segment to Fervent Group Limited (FGL), including its Cayman Island subsidiary, ML Cayman. FGL is a company controlled by the owners of River Display Limited (RDL), our long time partner and primary supplier of consumer products in Shenzhen, China. Accordingly, the related financial statements for the Consumer segment are reported as discontinued operations. All comparisons in Management’s Discussion and Analysis for consolidated statements of operations and consolidated statements of cash flows for each of the fiscal years ended March 31, 2008, 2007 and 2006, and consolidated balance sheets as of March 31, 2008 and 2007, exclude the results of these discontinued operations except as otherwise noted.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards:

On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income tax recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective April 1, 2007, as disclosed in Note 12 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit and other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires employers to recognize the under funded or over funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur in comprehensive income. This standard also requires measurement of the funded status of a plan as of the date of the statement of financial position. The recognition provisions of SFAS No. 158 were effective for fiscal years ending after December 15, 2006. The measurement provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2008. There are two approaches to transition to a fiscal year-end measurement date, both of which are applied prospectively. With the purchase of Intersema, the Company acquired a defined benefit pension plan. The Company applied the recognition provisions of SFAS No. 158 as of the purchase date and for the year ended March 31, 2008.

Recently Issued Accounting Pronouncements:

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment to ARB No. 51 (SFAS No. 160). SFAS No. 141R and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141R will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company is currently evaluating the impact of adopting SFAS No. 141R and SFAS No. 160 on its results of operations and financial position.

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

The provisions of SFAS No. 157 are effective for the Company beginning April 1, 2008. The Company is currently quantifying the impact of SFAS No. 157 on its financial statements, but the Company does not expect the adoption of SFAS No. 157 will have a material impact on its results of operations and financial condition.

On February 12, 2007, the FASB issued FASB Staff Positions that delay for one year the applicability of SFAS No. 157’s fair-value measurement requirements to some nonfinancial assets and liabilities, exclude most lease accounting fair-value measurements from SFAS No. 157’s scope, and defer the effective date of the AICPA Statement of Position that defines “investment company” for purposes of applying the industry-specific guidance in an AICPA guide.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB SFAS No. 115” (SFAS No. 159). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for the Company beginning April 1, 2008. Management is currently evaluating the effect that the adoption of SFAS No. 159 will have on the Company’s financial statements, but the Company does not expect the adoption of SFAS No. 159 will have a material impact on its results of operations and financial condition.

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

On January 30, 2004, Conair Corporation purchased certain assets of the Company’s Thinner® branded bathroom and kitchen scale business, including worldwide rights to the Thinner® brand name and exclusive rights to the Thinner® designs in North America. The Company has accounted for the sale of this business under the guidance of Emerging Issues Task Force (“EITF”) 00-21. As a significant portion of the proceeds from the sale was in fact an up-front payment for future lost margins, the majority of the gain on sale has been deferred and was amortized into revenues in future periods over the estimated remaining lives for those products sold to Conair. (See Note 6 to the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K for a discussion of the sale of the business to Conair).

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

Generally, products that have existed in inventory for 12 months with no usage and that have no current demand or no expected demand, will be considered obsolete and fully reserved. Obsolete inventory approved for disposal is written-off against the reserve. Market conditions surrounding products are also considered periodically to determine if there are any net realizable valuation matters, which would require a write-down of any related inventories. If market or technological conditions change, it may be necessary for additional inventory reserves and write-downs, which would be accounted for in the period of change. The level of inventory reserves reflects the nature of the industry whereby technological and other changes, such as customer buying requirements, result in impairment of inventory. Cash flows from the purchase and sale of inventory are included in cash flows from operating activities.

GOODWILL IMPAIRMENT:

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. See Note 2 for further discussion of the impact of SFAS No. 142 on the Company’s financial position and results of operations.

In accordance with SFAS No. 142, management assesses goodwill for impairment at the reporting unit level on an annual basis at fiscal year end or more frequently under certain circumstances. The goodwill impairment test is a two step test. Under the first step, the fair value of the reporting unit is compared to its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit, and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

In evaluating goodwill for impairment, the fair value of the Company’s reporting units were determined using the implied fair value approach. This process was completed in the fiscal years ended March 31, 2008, 2007 and 2006 for asset values as of these respective dates. According to the guidelines established under SFAS No. 142, there was no impairment of the Company’s goodwill.

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

Purchased intangibles and goodwill are usually not deductible for tax purposes in stock acquisitions. However, purchase accounting requires for the establishment of deferred tax liabilities on purchased intangible assets (excluding goodwill) to the extent the carrying value for financial reporting exceeds the tax basis.

LONG LIVED ASSETS:

The Company accounts for the impairment of long-lived assets and amortizable intangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS no. 144”). Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Management assesses the recoverability of long-lived assets whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review:

• Significant underperformance relative to historical or projected future operating results;

• Significant negative industry or economic trends;

• Significant decline in stock price for a sustained period; and

• Significant change in market capitalization relative to net book value.

If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using projected undiscounted cash flow at the lowest level at which cash flows is identifiable. In the event impairment is indicated, fair value is determined using the discounted cash flow method, appraisal or other accepted techniques.

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

There were no events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable in 2008, 2007 and 2006.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS:

The functional currency of the Company’s foreign operating companies is the applicable local currency. The foreign subsidiaries’ assets and liabilities are translated into United States dollars using exchange rates in effect at the balance sheet date and their operations are translated using the average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of other comprehensive income (loss). Accumulated comprehensive income (loss) consists of net income for the period and the cumulative impact of unrealized foreign currency translation adjustments.

The Company is subject to foreign exchange risk for foreign currency denominated transactions, such as receivables and payables. Foreign currency transaction gains and losses are recorded in foreign currency exchange in the Company’s consolidated statements of operations. However, foreign currency exchange gains and losses on intercompany notes of a long-term investment nature which management does not intend to repay in the foreseeable future are recorded as a component of other comprehensive income (loss).

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

Realization of a deferred tax asset is dependent on generating future taxable income, which is reviewed annually. The Company evaluates all positive and negative evidence in evaluating whether a valuation allowance is required. Consideration of current and expected future taxable income of the Company indicated that an overall valuation allowance is not needed. (See Note 12 to the Consolidated Financial Statements of the Company in this Annual Report on Form 10-K for a discussion regarding income taxes.) The Company annually evaluates positive and negative evidence in determining whether a valuation allowance on deferred tax assets is required

Transfer pricing refers to the prices that one member of a group of related companies charges to another member of the group for goods, services, or the use of intellectual property. The Company prepares various transfer pricing studies and other such procedures to assist in determining and supporting transfer pricing. If two or more affiliated companies are located in different countries, the laws or regulations of each country generally will require that transfer prices be the same as those charged by unrelated companies dealing with each other at arm’s length. If one or more of the countries in which our affiliated companies are located believes that transfer prices were manipulated by our affiliate companies in a way that distorts the true taxable income of the companies, the laws of countries where our affiliated companies are located could require us to re-determine transfer prices and thereby reallocate the income of our affiliate companies in order to reflect these transfer prices. Any reallocation of income from one of our companies in a lower tax jurisdiction to an affiliated company in a higher tax jurisdiction would result in a higher overall tax liability to us. Moreover, if the country from which the income is being reallocated does not agree to the reallocation, the same income could be subject to taxation by both countries.

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

SHARE-BASED PAYMENT:

The Company has three active share-based compensation plans, which are more fully described in Note 14 to the Consolidated Financial Statements of the Company in this Annual Report on Form 10-K. Prior to fiscal 2007, the Company applied the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognized no compensation expense for stock option grants to employees. There was no employee compensation expense recognized in the income from continuing operations in fiscal 2006 as a result of options issued to employees.

Effective April 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment,(“SFAS No. 123R”) utilizing the modified prospective approach. This statement replaces SFAS 123, Accounting for Stock-Based Compensation and supersedes APB 25. Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding and not vested on April 1, 2006, as well as those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the year ended March 31, 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value using the Black-Scholes option pricing model in accordance with the provisions of SFAS No. 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the equity-based compensation expense could be significantly different from what we have recorded in the current period.

The Company receives a tax deduction for certain stock options and stock option exercises during the period the options are exercised, generally for the excess of the fair value of the stock over the exercise price of the options at the exercise date. Prior to adoption of SFAS No. 123R, the Company reported all tax benefits resulting from the award of equity instruments as operating cash flows in its consolidated statements of cash flows. In accordance with SFAS No. 123R, the Company is required to report excess tax benefits from the award of equity instruments as financing cash flows. Since the Company is currently in a net operating loss carry-forward position, the Company applies the tax-law-ordering approach, whereby the tax benefits are considered realized for current-year exercises of share-based compensation awards. These amounts are considered realized because such deductions offset taxable income on the Company’s tax return, thereby reducing the amount of income subject to tax. The current-year stock compensation deduction is used to offset taxable income before the NOL carry-forwards because all current-year deductions take priority over NOL carry-forwards. When the tax deduction exceeds the compensation expense, the tax benefit associated with any excess deduction is considered an excess tax benefit, or “windfall”. The windfall portion of the share-based compensation deduction reduces income tax payable and is credited to additional paid-in capital (“APIC”). The windfall credited to APIC increases the Company’s APIC pool available to offset future tax deficiencies (“shortfalls”). Shortfalls are the amount the compensation expense exceeds the tax deduction.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 2008 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2007 (in thousands, except percentages)

ANALYSIS OF CONSOLIDATED STATEMENT OF OPERATIONS

	For the years ended March 31,			Percent
	2008	2007	Change	Change
Net sales	$228,383	$200,250	$28,133	14.0
Cost of goods sold	133,022	112,803	20,219	17.9
Gross profit	95,361	87,447	7,914	9.1
Operating expenses:
Selling, general, and administrative	60,473	56,346	4,127	7.3
Non-cash equity based compensation (SFAS 123R)	3,397	2,887	510	17.7
Amortization of acquired intangibles	3,610	4,464	(854)	(19.1)
Litigation settlement expenses	-	1,275	(1,275)	(100.0)
Total operating expenses	67,480	64,972	2,508	3.9
Operating income	27,881	22,475	5,406	24.1
Interest expense, net	4,536	6,106	(1,570)	(25.7)
Foreign currency exchange loss	618	767	(149)	(19.4)
Other income	(80)	(6)	(74)	1,233.3
Income from continuing operations before minority interest and income taxes	22,807	15,608	7,199	46.1
Minority interest, net of income taxes	364	524	(160)	(30.5)
Income from continuing operations before income taxes	22,443	15,084	7,359	48.8
Income tax expense (benefit) due to tax law changes	900	(102)	1,002	982.4
Income tax expense from continuing operations	5,101	3,229	1,872	58.0
Income tax expense from continuing operations	6,001	3,127	2,874	91.9
Income from continuing operations	$16,442	$11,957	$4,485	37.5

Net Sales. Our consolidated net sales increased $28,133 or 14.0% from $200,250 to $228,383. Excluding net sales from the 2008 Acquisitions of $4,396, net sales increased $23,737 or 12% (defined as “organic growth”).

All Groups posted organic sales growth, with the strongest growth coming from Pressure/Force Group (“PFG”) and Humidity/Chemical/Gas/Temperature/Optical (“HTG”). PFG net sales increased approximately $16,791 or 24%, mainly the result of strong growth in sales to our largest customer, Sensata, which primarily services the automotive market, as well as growth with our sensors and transducers in HVAC, high-purity, industrial and medical applications. HTG net sales increased approximately $5,931 or 8% due to continued success of our humidity products in fogging prevention and engine management applications, as well as sense elements used in the measurement of mass air flow. Net sales within Position/Vibration/Piezo (“PVG”) grew 2%. Net sales in Position products were down slightly as compared to last year, in part as a result of the phase out of a large, off-road customer, offset by sales growth in Vibration and Piezo products, fueled by continued success of our newly introduced line of accelerometers, as well as various Piezo applications in traffic, patient monitoring and consumer applications.

Gross Margin.  Overall, gross margin (gross profit as a percent of net sales) decreased to 41.8% for the fiscal year ended March 31, 2008 from 43.7% for the fiscal year ended March 31, 2007.

The decline in margin is primarily due to several factors including product sales mix, a discrete quality event and the strengthening of the Chinese RMB, as well as unfavorable absorption of manufacturing overhead. The unfavorable product sales mix is largely associated with increased sales to our largest customer, Sensata, which primarily serves the automotive market and carries a lower gross margin than our average. During the second quarter ended September 30, 2007, the Company recorded an accrual of approximately $300 to cover costs associated with the expected scrap and rework resulting from an isolated large return of goods from Sensata. The issue that led to the return, which the Company believes has been resolved, was largely attributable to a problem with raw material supplied by one of our vendors. In addition to this accrual, we incurred approximately $200 in unfavorable direct labor variance in the second quarter associated with this event. During the twelve months ended March 31, 2008, the Chinese RMB exchange rate relative to the US dollar appreciated approximately 9% as compared to the same period last year. This translates to net amount of approximately $1,674 in annualized margin erosion. Also negatively impacting margins was lower absorption of manufacturing overhead in the fourth quarter relative to sales mainly due of the reduction of finished goods inventory and production levels.

Operating Expense.    Operating expenses increased $2,508 from $64,972 to $67,480. As a percent of net sales, operating expense declined to 29.5% from 32.4%. The decrease in operating expenses as a percent of net sales is the result of net sales increasing at a higher rate as compared to the increase in costs, due to, among other factors, the impact of cost control measures over such areas as professional fees and a decrease in litigation settlement and amortization expense. Approximately $1,865 of the overall increase in operating expenses is associated with operating expense from acquisitions completed in fiscal 2008.

Selling, General and Administrative.    Selling, general and administrative (“SG&A”) expenses, which include application and development engineering expense, increased $4,127 to $60,473 in fiscal 2008 from $56,346 in fiscal 2007. As a percent of net sales, SG&A decreased from 28.1% to 26.5%. The increase in SG&A is due to approximately $2,284 increase in salary and wages, and $1,025 increase in non-salary research and development (“R&D”). The increase in salaries reflects higher headcount to support the overall growth in sales, and the increase in R&D reflects the Company’s efforts to continually develop new products. Approximately $1,600 of the increase in SG&A is associated with recently acquired companies, Intersema and Visyx. Partially offsetting the aforementioned increases in SG&A, the prior year operating expenses were higher by approximately $237 due to the costs associated with the closure of the Barbados facility, a former operating entity of BetaTHERM.

Stock Option Expense.  Stock option expense increased $510 to $3,397. Stock option expense represents non-cash equity based compensation under SFAS No. 123R, Share-Based Payment. The increase in stock option expense as compared to the same period last year was primarily the result of the increased number of granted options under the long-term employment agreement with our CFO, as well as the annual stock options grant in November.

Total compensation cost related to share based payments not yet recognized totaled $4,651 at March 31, 2008, which is expected to be recognized over a weighted average period of approximately 2.5 years.

Litigation Settlement Expenses. At March 31, 2007, the Company accrued $1,275 in litigation settlement expenses associated with the settlement of the DeWelt and Samuel litigation. The litigation settlement expenses exclude legal fees, which are included in SG&A.

Amortization of Acquired Intangibles.    Amortization of acquired intangibles decreased $854 to $3,610 for the year ended March 31, 2008, mainly due to higher amortization expense during the initial year after the acquisitions of YSI Temperature and BetaTHERM, which were effective April 1, 2006. The amortization expense for intangible assets is higher during the first year mainly because the backlog is fully amortized during the initial year. The increase in amortization expense associated with the two acquisitions consummated during the quarter ended December 31, 2007 was not as significant due to the close proximity of the transactions to our fiscal year end, but the impact on amortization expense related to these acquisitions is expected to be more significant next year.

Interest Expense, Net.    The $1,570 decrease in interest expense to $4,536 for the year ended March 31, 2008 is primarily attributed to the decrease in average debt outstanding and lower average interest rates. Overall, average borrowings during fiscal 2008 decreased to $64,186 from $67,407 for fiscal 2007. Average interest rates decreased to 7.4% from 8.4%. The impact on debt outstanding and interest expense associated with the additional borrowings from the acquisitions consummated during the quarter ended December 31, 2007 was not significant due to the proximity of the transactions to our fiscal year end. The Company’s interest rate at March 31, 2008 declined to approximately 4.7%.

Foreign Currency Exchange Loss. In addition to the margin exposure as a result of the depreciation of the U.S. dollar due to higher level of costs than sales denominated in RMB, the Company also has foreign currency exchange exposures with balance sheet accounts. When foreign currency exchange rates fluctuate, there is a resulting revaluation of assets and liabilities denominated and accounted for in foreign currencies. Foreign currency exchange loss (“fx”) due to the revaluation of balance sheet accounts with realized fx transactions and unrealized fx translation adjustments has increased sharply this year due mainly to the changes of the value of the U.S. dollar relative to the Chinese RMB and Swiss franc. For example, our Swiss company, Intersema, which uses the Swiss franc as their functional currency, holds cash denominated in foreign currencies (U.S. dollar and Euro). As the Swiss franc appreciates against the U.S. dollar and/or Euro, the cash balances held in those denominations are devalued when stated in terms of Swiss franc. Aside from cash, our foreign entities generally hold receivables in foreign currency, as well as payables.

Income Taxes.   Our overall effective tax rate from continuing operations (income tax from continuing operations divided by income from continuing operations before income taxes) was approximately 26.7% during the year ended March 31, 2008, as compared to 20.7% last year. Total income tax expense increased $2,874 to $6,001, as compared to $3,127 last year.

The overall increase in income tax expense is because of the overall increase in profits before taxes and the increase in the consolidated effective tax rate. The Company’s overall effective tax rate has been impacted by a higher portion of taxable income earned in tax jurisdictions with higher tax rates as compared to fiscal 2007, as well as the impact of tax law changes. The shift of taxable earnings is mainly with the higher earnings in the United States and Europe, as a result of continued cost controls, operating leverage, and lower interest expense, in addition to the recent increase in the tax rate in China.

Our overall effective tax rate includes the net effect of the tax law changes of $900 or approximately 4.0% (income tax expense tax law change divided by income from continuing operations before income taxes). Approximately $989 of the increase in income tax expense is a result of the non-cash income tax expense adjustment recorded for the revaluation of the net deferred tax assets in Germany resulting from the recent decrease in tax rates. Partially offsetting the increase in income tax expense due to the tax law changes is the impact of tax law changes in China, consisting of the $191 income tax credit associated with the revaluation of the Company’s China net deferred tax assets at the new higher tax rate and the $102 income tax expense for the withholding tax on distributable earnings.

The Company’s combined tax rate in Germany decreased from approximately 39% to 32%, as a result of the German Business Tax Reform 2008, which became effective on August 17, 2007.  The lower German corporate tax rates are effective in fiscal 2008. Although these lower German tax rates are expected to favorably impact net income because of the resulting decrease in income tax expense associated with profits earned in Germany in fiscal 2008 and beyond, the Company under the provisions of SFAS No. 109, Accounting for Income Taxes , revalued the German net deferred tax assets at the lower combined German tax rate.

The China tax authorities announced an increase in the income tax rate to 18% on December 27, 2007, effective on January 1, 2008. Also effective January 1, 2008 is a 5% withholding tax on the distribution of earnings. The Company is pursuing continued qualification as a high technology (“high tech”) enterprise with the Chinese authority, and if the Company obtains the High Tech status, the effective income tax rate will be 15% and the Company will be subject to the 5% withholding tax. While the Chinese government has provided additional guidance on the criteria to qualify for the high tech status and it is expected ultimately to be decided by the local government authority, the central government guidance is not yet complete at this time and it is delaying the local authority from accepting applications for high tech status. Accordingly, the revaluation of the Company’s deferred tax assets during fiscal 2008 does not consider receiving approval of high tech status. Historically, MEAS China has been considered a high tech enterprise. The current guidance on the new China tax law without high tech status graduates the statutory rate from 18% in calendar 2008 to 25% in calendar year 2012.

During the quarter ended March 31, 2008, the Company recorded the reversal of a foreign income tax payable, which resulted in a reduction of income tax expense of $597 or almost $0.04 per diluted share. The income tax payable related to a foreign tax accrual from at least seven years ago, which had been previously considered a liability; however, based on recently discovered documentation, it was determined that the Company was not liable for the amounts previously accrued.

Our overall effective tax rate will continue to fluctuate proportionately to the allocation earnings between various taxing jurisdictions with varying tax rates and with changes in tax rates. We expect our overall effective tax rate to generally increase due to more of our total income being generated in Europe and the U.S., which are subject to a higher effective tax rates than our average and the impact of the increase in the China income tax rate effective January 1, 2008.

Due to, among other things, the volume of manufacturing in the U.S. and our net operating loss carry-forwards, we do not expect the American Jobs Creation Act of 2004 to have an immediate or significant impact on our effective tax rates.

Discontinued Operations. Discontinued operations primarily consist of the remaining activity associated with the note receivable received by the Company in connection with the sale of the Consumer segment, which is included in the condensed consolidated balance sheets as current and non-current portions of promissory note receivable. For the year ended March 31, 2008, imputed interest income related to the promissory note receivable totaled $112, which is included in interest expense, net from continuing operations. Cash flows from discontinued operations are reported separately in the statement of cash flows, and the absence of cash flows from discontinued operations is not expected to have a material adverse affect on the future liquidity and capital resources of the Company.

FISCAL YEAR ENDED MARCH 31, 2007 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2006 (in thousands, except percentages)

ANALYSIS OF CONSOLIDATED STATEMENT OF OPERATIONS

	For the years ended March 31,			Percent
	2007	2006	Change	Change
Net sales	$200,250	$121,417	$78,833	64.9
Cost of goods sold	112,803	64,791	48,012	74.1
Gross profit	87,447	56,626	30,821	54.4
Operating expenses:
Selling, general, and administrative	56,346	39,075	17,271	44.2
Non-cash equity based compensation (SFAS 123R)	2,887	-	2,887	100.0
Amortization of acquired intangibles	4,464	1,767	2,697	152.6
Litigation settlement expenses	1,275	-	1,275	100.0
Total operating expenses	64,972	40,842	24,130	59.1
Operating income	22,475	15,784	6,691	42.4
Interest expense, net	6,106	2,066	4,040	195.5
Foreign currency exchange loss	767	300	467	155.7
Other income	(6)	(133)	127	(95.5)
Income from continuing operations before minority interest and income taxes	15,608	13,551	2,057	15.2
Minority interest, net of income taxes	524	-	524	100.0
Income from continuing operations before income taxes	15,084	13,551	1,533	11.3
Income tax benefit due to tax law change	(102)	-	(102)	100.0
Income tax expense from continuing operations	3,229	3,224	5	0.2
Income tax expense from continuing operations	3,127	3,224	(97)	(3.0)
Income from continuing operations	$11,957	$10,327	$1,630	15.8

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

The decline in margin is primarily due to sales mix, resulting from, among other things, higher sales with our largest customer, Sensata, which serves the automotive market and carries lower gross margin than our average, as well as increased optical sales which also carry a lower gross margin. Additionally, we have moved selected low volume, high pressure and/or difficult to manufacture oil-filled products from our China operation to the Fremont operation which has decreased the gross margin in the pressure line, but should result in improved service to our customers. The change in exchange rate of the RMB relative to the U.S. dollar, along with increased commodity costs, also negatively impacted margins.

Operating Expense.    Operating expenses increased $24,130 from $40,842 to $64,972. As a percent of net sales, operating expense declined to 32.4% from 33.6%. Approximately $14,294 of the $24,130 increase was associated with companies acquired in fiscal 2006 or 2007, as well as the increase in stock-based compensation expense of $2,887 with the adoption of SFAS No. 123R, $2,697 increase in amortization of acquired intangible assets, approximately $1,600 of compensation expense under the incentive compensation and $1,275 in costs associated with the settlement of legal matters.

Selling, General and Administrative.    Selling, general and administrative expenses, which includes application and development engineering expense, increased $17,271 to $56,346 in fiscal 2007 from $39,075 in fiscal 2006. As a percent of net sales, SG&A decreased from 32.1% to 28.1% of net sales. Approximately $14,534 of the increase in SG&A reflects the impact of SG&A due to acquired companies. The majority of the remaining increase is associated with the approximately $1,600 incentive compensation expense in fiscal 2007.

Litigation Settlement Expenses. At March 31, 2007, the Company accrued $1,275 in litigation settlement expenses associated with the settlement of the DeWelt and Samuel litigation (See Note 15 to the Consolidated Financial Statements included in this Annual Report filed on Form 10-K). Additionally, the Company incurred approximately $200 in legal fees during fiscal 2007 specifically associated with these two matters which are included in SG&A expenses and not included in the litigation settlement expenses.

Amortization of Acquired Intangibles.    The $2,697 increase in amortization of acquired intangibles subject to amortization to $4,464 for the year ended March 31, 2007, directly relates to the increase in acquired intangible assets and the timing of the Acquisitions. Effective April 1, 2006, the Company purchased YSI Temperature and BetaTHERM, and approximately $10,751 in acquired intangible assets were assigned as part of these two acquisitions. The amortization of intangibles for fiscal 2007 represents a full year of amortization. Acquisitions in fiscal 2006 were effective at different dates and at the end of fiscal 2006, and the prior year amortization was lower because it did not represent a full twelve months of amortization of acquired intangible assets.

Interest Expense, Net.    The $4,040 increase in interest expense to $6,106 for the year ended March 31, 2007 is primarily attributed to the increase in average debt outstanding. Overall, average borrowings during fiscal 2007 increased to $67,407 from $20,213 for fiscal 2006. Average interest rates decreased to 8.40% from 9.45%. The increase in debt was due to the 2007 Acquisitions.

Other Expense/Income, Net. Other expense increased to $761 for the year ended March 31, 2007 from $167 for the same period last year. The fluctuation is mainly attributed to the increase in foreign currency exchange losses of approximately $767 during fiscal 2007, as compared to $300 the prior year, which was mostly due to the change in the RMB exchange rate relative to the U.S. dollar.

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

LIQUIDITY AND CAPITAL RESOURCES

The overall increase in cash balances compared to the prior year is due to several factors. The Company acquired approximately $10,500 in cash with purchase of Intersema. Additional factors contributing to the increase in cash balances at March 31, 2008 include overall cash generated from operations and maintaining cash balances to promote natural hedging of the foreign exchange exposures with the changes in the value of the RMB and Euro relative to the U.S. dollar. Cash balances are expected to decline as the Company funds the construction of the new facility in China, pays down debt and implements various strategies to improve cash and working capital management.

Cash provided from operating activities was $33,235 for the year ended March 31, 2008 as compared to $13,974 for the fiscal year ended March 31, 2007. The $19,261 increase in cash provided by operations is due to several factors. The net change in accounts receivable and inventory in fiscal 2007 was a use of cash totaling $17,189. The net change in accounts receivable and inventory in fiscal 2008 resulted in a source of cash of $1,589, reflecting improved collections of trade receivables and higher inventory turnover. Approximately $4,485 of the increase is due to higher income from continuing operations resulting from higher sales and various cost control measures in leveraging SG&A. An additional $2,680 of the increase is due to the net increase in the total of all adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations. The total of all adjustments to reconcile income from continuing operation was a net source of cash of $17,304 for the year ended March 31, 2008, as compared to a net source of $14,624 for the year ended March 31, 2007, due to, among other factors, higher non-cash equity based compensation, higher depreciation and amortization, and higher deferred income taxes. Offsetting the above increases in the cash generated from operating cash flows is the net changes in respective operating assets and liabilities and the Company payment of $1,275 as part of the litigation settlement of the DeWelt and Samuel cases during the first quarter of fiscal 2008 and the decrease in income taxes payable.

Net cash used in investing activities was $36,164 for the year ended March 31, 2008 as compared to $53,002 relative to the corresponding period last year. The current year amounts are mainly for the acquisitions of Visyx and Intersema, and the earn-out payment for Atex. The Atex earn-out had been accrued during the prior year since the satisfaction of sales growth objectives had been met. The prior year amounts are primarily for the acquisitions of YSI Temperature and BetaTHERM. In addition, capital spending was $12,818 for the year ended March 31, 2008 compared to $7,305 for the year ended March 31, 2007. The increase in capital expenditures can be mainly attributed to the Company’s new facility in China, as well as various capital projects related to production equipment.

Financing activities for the year ended March 31, 2008 provided $12,688 of net cash, mainly reflecting additional borrowings to finance the Intersema acquisition, partially offset by debt payments, as compared to $35,022 provided by financing activities during the same period last year. The Company continues to make revolver payments.

Long-term Debt
To support the financing of the acquisitions of YSI Temperature and BetaTherm (See Note 5 to the Consolidated Financial Statement of the Company included in this Annual Report on Form 10-K), effective April 1, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended and Restated Credit Facility”) with General Electric Capital Corporation (“GE”) which, among other things, increased the Company’s existing credit facility from $35,000 to $75,000, consisting of a $55,000 revolving credit facility and a $20,000 term loan, and lowered the applicable London Inter-bank Offered Rate (“LIBOR”) or Index Margin from 4.50% and 2.75%, respectively, to LIBOR and Index Margins of 2.75% and 1%, respectively. To support the financing of the acquisition of Intersema (See Note 5 to the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K), the Company entered into an Amended Credit Agreement (“Amended Credit Facility”) with GE effective December 10, 2007 which, among other things, increased the Company’s existing revolving credit facility from $55,000 to $121,000 and lowered the applicable London Inter-bank Offered Rate (“LIBOR”) or Index Margin from 2.75% and 1.0%, respectively, to LIBOR and Index Margins of 2.00% and 0.25%, respectively. Interest accrues on the principal amount of the borrowings at a rate based on either LIBOR plus a LIBOR margin, or at the election of the borrower, at an Index Rate (prime based rate) plus an Index Margin. The applicable margins may be adjusted quarterly based on a change in specified financial ratios. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, annual capital expenditures, and other related items. The availability of the revolving credit facility is not based on any borrowing base requirements, but borrowings may be limited by certain financial covenants. The term portion of the Amended Credit Facility totaled $20,000. The term loan is payable in $500 quarterly installments plus interest beginning June 1, 2006 through March 1, 2011, with a final payment of $10,500 payable on April 3, 2011. The Company has provided a security interest in substantially all of the Company’s U.S. based assets as collateral for the Amended Credit Facility. The term loan portion of our credit facility was not changed with the Amended Credit Facility. At March 31, 2008, the Company was in compliance with applicable financial covenants.

As of March 31, 2008, the Company utilized the LIBOR based rate for approximately $64,500  of the term and revolver borrowings, and the balance utilized the Index based rate. The interest rate applicable to borrowings under the revolving credit facility was approximately 4.7% at March 31, 2008. As of March 31, 2008, the outstanding borrowings on the revolver, which is classified as long-term debt, were $58,206 , and the Company had the right to borrow up to an additional $62,794  under the revolving credit facility. The Company’s borrowing capacity is limited by financial covenant ratios, and at March 31, 2008, the Company could borrow an additional $46,500. Commitment fees on the unused balance were equal to .375% per annum of the average amount of unused balances.

Promissory Notes

In connection with the acquisition of Intersema, the Company issued unsecured promissory notes (“Intersema Notes”) denominated in Swiss francs totaling $10,046, of which $2,511 is classified as current at March 31, 2008. The Intersema Notes are payable in four annual installments of $2,511 beginning December 28, 2008 and bear an interest rate of 4.5% per year.

Other Short-Term Debt

In connection with the acquisition of Entran, Humirel, HLP, and ATEX, the Company assumed outstanding short-term borrowings. At March 31, 2006, $277 of this assumed short-term borrowing was outstanding and these amounts were paid during 2007. Additionally, the Company had $3,500 in short-term debt at March 31, 2006, which was refinanced by the revolver during 2007 in connection with the Amended Credit Facility.

Liquidity

At March 31, 2008, we had approximately $21,565  of available cash and $62,794 of borrowing capacity under the Amended Credit Facility. This cash balance includes cash of $4,726 in China which is subject to certain restrictions on the transfer to another country because of currency control regulations, but can be used without such restrictions for general business purposes in China. We believe the Company’s financial position, ability to generate cash and availability under credit facilities will be sufficient to meet funding of day-to-day and material short and long-term commitments for the foreseeable future. Future cash outlays for income taxes are not expected to exceed income tax expense, because of the utilization of U.S. and German net operating loss carryforwards. Additionally, we believe the Company’s capital resources are sufficient to cover commitments for capital expenditures, based on our anticipated sources of funds to fill these commitments, including cash generated from operations and our ability to borrow.

OTHER COMPREHENSIVE INCOME

Comprehensive income consists of net income for the period and the impact of unrealized foreign currency translation adjustments. The increase in other comprehensive income from the changes in the exchange rates is primarily due to the changes in the value of the U.S. dollar relative to the Euro, RMB, Hong Kong dollar, Japanese yen, and Swiss franc.

DIVIDENDS

We have not declared cash dividends on our common equity. Additionally, the payment of dividends is prohibited under our credit agreement with GE. We intend to retain earnings to support our growth strategy and we do not anticipate paying cash dividends in the foreseeable future.

At present, there are no material restrictions on the ability of our Hong Kong and European subsidiaries to transfer funds to us in the form of cash dividends, loans, advances, or purchases of materials, products, or services. Chinese laws and regulations, including currency exchange controls, however, restrict distribution and repatriation of dividends by our China subsidiary.

SEASONALITY

As a whole, there is no material seasonality in our sales. However, general economic conditions have an impact on our business and financial results, and certain end-use markets experience certain seasonality. For example, European sales are often lower in summer months and OEM sales are often stronger immediately preceding and following the introduction of new products.

INFLATION

We compete on the basis of product design, features, and value. Accordingly, our prices generally have kept pace with inflation, notwithstanding that inflation in the countries where our subsidiaries are located has been consistently higher than inflation in the United States. Increases in labor costs have not had a significant impact on our business because most of our employees are in China, where prevailing labor costs are low. However, we have experienced some significant increases in materials costs, and as a result, we have suffered a decline in margin.

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

AGGREGATE CONTRACTUAL OBLIGATIONS

As of March 31, 2008, the Company’s contractual obligations, including payments due by period, are as follows:

Contractual Obligations:	Payment due by period
	Total	1 year	2-3 years	4-5 years	> 5years
Long-term debt obligations	$86,718	$5,668	$9,760	$71,290	$-
Interest obligation on long-term debt	14,320	3,927	7,128	3,265	-
Capital lease obligations	1,603	822	781	-	-
Operating lease obligations *	14,996	4,787	5,558	2,087	2,564
Other long-term obligations**	824	624	200	-	-
Capital additions (China facility)	1,175	1,175	-	-	-
Total	$119,636	$17,003	$23,427	$76,642	$2,564

* Operating lease obligations are not reduced for annual sublease rentals of approximately $150 .
**-Other long-term obligations on the Company’s balance sheet under GAAP primarily consist of obligations under warranty polices and tax liabilities. The timing of cash flows associated with these obligations is based upon management’s estimate over the terms of these arrangements and are largely based on historical experience.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a certain level of foreign currency exchange risk. We are exposed to foreign currency transaction and translation losses, which might result from adverse fluctuations in the value of the Euro, Hong Kong dollar, Swiss franc, Japanese yen, and Chinese renminbi.

Our products are manufactured and marketed worldwide. A substantial portion of our revenues are priced in U.S. dollars. Most of our costs and expenses are priced in U.S. dollars, with the remaining priced in Chinese renminbi, Euros, Swiss francs and Japanese yen. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the U.S. dollar compared with that of our foreign customers’ currencies. Refer to Item 1, Business, Foreign Operations for details concerning annual net sales invoiced from our facilities within the U.S. and outside of the U.S. and as a percentage of total net sales for the last three years, as well as net assets and the related functional currencies.

The renminbi has appreciated by 2.7%, 4.0%, and 9% during 2006, 2007 and 2008, respectively. The Chinese government announced that it will no longer peg the renminbi to the US dollar, but established a currency policy letting the renminbi trade in a narrow band against a basket of currencies. The Company has more expenses in renminbi than sales (i.e., short renminbi position), and as such, when the U.S. dollar weakens relative to the renminbi, our operating profits decrease. Based on our net exposure of renminbi to U.S. dollars for the fiscal year ended March 31, 2008 and forecast information for fiscal 2009, we estimate a negative operating income impact of approximately $186 for every 1% appreciation in renminbi against the U.S. dollar (assuming no price increases passed to customers, and no associated cost increases or currency hedging). We continue to consider various alternatives to hedge this exposure, and have considered, but do not currently use, foreign currency contracts as a hedging strategy. We are attempting to manage this exposure through, among other things, pricing and monitoring balance sheet exposures for payables and receivables.

Fluctuations in the value of the Hong Kong dollar have not been significant since October 17, 1983, when the Hong Kong government tied the value of the Hong Kong dollar to that of the U.S. dollar. However, there can be no assurance that the value of the Hong Kong dollar will continue to be tied to that of the U.S. dollar.

The Company’s French and Germany subsidiaries have more sales in Euro than expenses in Euro and the Company’s Swiss subsidiary has more expenses in Swiss franc than sales, and as such, if the U.S. dollar weakens relative to the Euro and Swiss franc, our operating profits increase in France and Germany but decline in Switzerland. Based on the net exposures of Euros and Swiss francs to the U.S. dollars for the fiscal year ended March 31, 2008, we estimate a positive operating income impact of $42 in Euros and a negative income impact of $30 for every 1% appreciation in Euro and Swiss franc, respectively, relative to the U.S. dollar (assuming no price increases passed to customers, and associated cost increases or currency hedging).

The Company has a number of foreign currency exchange contracts in Europe, as disclosed in Note 7 to the Consolidated Financial Statements in this Annual Report on Form 10-K. These currency contracts have a total notional amount of $3,027 with exercise dates through June 2008 at an average exchange rate of $1.34 (Euro to U.S. dollar conversion rate). Since these derivatives are not designated as cash-flow hedges under SFAS No. 133, changes in their fair value are recorded in earnings, not in other comprehensive income. As of March 31, 2008 and 2007, the fair value of these contracts was an asset of $34 and $102, respectively.

To manage our exposure to potential foreign currency, transaction and translation risks, we may purchase currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility accrues at a rate based on either a LIBOR rate plus a LIBOR margin or at an Indexed (prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at our election. Our results will be adversely affected by any increase in interest rates. For example, based on the $74,206  of total debt outstanding under these facilities at March 31, 2008, an annual interest rate increase of 100 basis points would increase interest expense and decrease our pre tax profitability by $742 . We do not hedge this interest rate exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are listed below in Item 15: Exhibits, Financial Statement Schedules and are filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer with the participation of management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weakness described below in Management’s Annual Report on Internal Control Over Financial Reporting.

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

Management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting excluded the evaluation of internal controls for the Company’s joint venture in Japan, Nikisso-THERM (“NT”), and the Company’s recent acquisition of Intersema SA (“Intersema”). NT is an entity consolidated pursuant to FIN 46R. The Company does not have the ability to dictate or modify the controls of NT, and the Company does not have the ability, in practice, to assess those controls. At March 31, 2008, NT and Intersema represented $4,713 and $20,054 in total assets, excluding goodwill and intangible assets resulting from the Intersema acquisition and $3,674 and $4,396 in net sales, respectively.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Management has identified, as of March 31, 2008, a material weakness in our internal control over financial reporting as follows:

The Company’s financial reporting personnel did not properly interpret the provisions of SFAS No. 52, Foreign Currency Translation, as it relates to foreign currency transaction gains and losses to be excluded from the determination of net income. As a result, the Company’s internal control over financial reporting policies and procedures relating to intercompany notes were not designed to properly record foreign currency exchange transaction gains and losses on intercompany notes that were to be paid in the foreseeable future. This deficiency represents a material weakness in our internal control over financial reporting and resulted in a material error in the Company's preliminary fourth fiscal quarter and annual 2008 consolidated financial statements. The material error has been corrected in the Company’s final fourth fiscal quarter and annual 2008 consolidated financial statements.

Based on the material weakness identified above, management concluded that out internal control over financial reporting was not effective as of March 31, 2008.

KPMG LLP, an independent registered public accounting firm, has audited the Company’s internal controls over financial reporting as of March 31, 2008, as stated in their report which appears below and under Item 15 of this Annual Report on Form 10-K.

(c) ATTESTATION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Measurement Specialties, Inc.:

We have audited Measurement Specialties, Inc.’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Measurement Specialties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting excluded the Company’s joint venture in Japan, Nikisso-THERM (“NT”), and the Company’s recent acquisition of Intersema SA (“Intersema”). NT is an entity consolidated pursuant to FIN 46R. The Company does not have the ability to dictate or modify the controls of NT, and the Company does not have the ability, in practice, to assess those controls.  At March 31, 2008, NT and Intersema represented $4,713 and $20,054 in total assets, excluding goodwill and intangible assets resulting from the Intersema acquisition, and $3,674 and $4,396 in net sales, respectively.  Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of NT and Intersema.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to inadequate accounting policies and procedures for foreign currency transaction has been identified and included in management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Measurement Specialties, Inc. and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2008. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated June 11, 2008, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Measurement Specialties, Inc. has not maintained effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

 /s/ KPMG LLP

Norfolk, Virginia
June 11, 2008

(d) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management continues to implement internal controls in the integration process with respect to the Company’s acquisition of Intersema.

The Company, with the concurrence of the Company's Audit Committee, will implement the following changes to the Company's internal control over financial reporting:  Management will implement a quarterly review and assessment of all significant intercompany transactions to ensure proper accounting of foreign currency exchange transaction gains and losses in accordance with the applicable accounting interpretations under the guidelines established under SFAS No.52, Foreign Currency Translation.

Notwithstanding the existence of the material weakness above, management believes that the accompanying consolidated financial statements fairly present, in all material respects, the financial condition, results of operations and cash flows for the fiscal years presented in this Annual Report of Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Apart from certain information concerning our Code of Conduct which is set forth below, other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 16, 2008, including the information set forth under the captions “Election of Directors”, “Committees of the Board of Directors”, and “Executive Officers”, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2008.

We have a Code of Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct is available to shareholders at our website, www.meas-spec.com. The Company will promptly post on its website any amendment to the Code of Conduct or a waiver of a provision there under, rather than filing with the SEC any such amendment or waiver as part of a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 16, 2008, including the information set forth under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation”, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of March 31, 2008:

EQUITY COMPENSATION PLAN INFORMATION

For the Year Ended March 31, 2008:

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SHARES REMAINING FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN(A))
EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS	2,021,239	$22.69	145,195

EMPLOYEE STOCK PURCHASE PLAN	2,674	16.60	242,591

	2,023,913	$22.68	387,786
EQUITY COMPENSATION PLANS
NOT APPROVED BY SECURITY
HOLDERS	-	-	-

The other information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 16, 2008, including the information set forth under the caption “Beneficial Ownership of Measurement Specialties Common Stock.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 16, 2008, including the information set forth under the captions “Executive Agreements and Related Transactions”, “Committees of the Board of Directors” and “Election of Directors” which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 16, 2008, including the information set forth under the caption “Fees Paid to Our Independent Registered Public Accounting Firm”, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2008.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following consolidated financial statements and schedules are filed at the end of this report, beginning on page F-l. Other schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
(b)   See Exhibit Index following this Annual Report on Form 10-K.

DOCUMENT	PAGES
Consolidated Statements of Operations for the Years Ended
March 31, 2008, 2007, and 2006	F-1
Consolidated Balance Sheets as of March 31, 2008 and 2007	F-2 to F-3
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended
March 31, 2008, 2007, and 2006	F-4
Consolidated Statements of Cash Flows for the Years Ended
March 31, 2008, 2007, and 2006	F-5
Notes to Consolidated Financial Statements	F-7
Schedule II -Valuation and Qualifying Accounts for the Years
Ended March 31, 2008, 2007, and 2006	S-1

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEASUREMENT SPECIALTIES, INC.

By:	/s/ FRANK GUIDONE

Frank Guidone Chief Executive Officer Date: June 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Guidone	President, Chief Executive Officer and	June 11, 2008
Frank Guidone	Director (Principal Executive Officer)

/s/ Mark Thomson	Chief Financial Officer (Principal Financial	June 11, 2008
Mark Thomson	Officer and Principal Accounting Officer)

/s/ Morton L. Topfer	Chairman of the Board	June 11, 2008
Morton L. Topfer

/s/ John D. Arnold	Director	June 11, 2008
John D. Arnold

/s/ Satish Rishi	Director	June 11, 2008
Satish Rishi

/s/ R. Barry Uber	Director	June 11, 2008
R. Barry Uber

/s/ Kenneth E. Thompson	Director	June 11, 2008
Kenneth E. Thompson

EXHIBIT INDEX

EXHIBIT INDEX

NUMBER	DESCRIPTION

3.1#	Second Restated Certificate of Incorporation of Measurement Specialties, Inc.

3.2##	Bylaws of Measurement Specialties, Inc.

4.1###	Specimen Certificate for shares of common stock of Measurement Specialties, Inc.

10.1####	Measurement Specialties, Inc. 2006 Stock Option Plan

10.2####	Measurement Specialties, Inc. 2006 Employee Stock Purchase Plan

10.4*	Measurement Specialties, Inc. 1998 Stock Option Plan

10.5**	Measurement Specialties, Inc. 2003 Stock Option Plan

10.6##	Lease dated August 4, 2000 between Kelsey-Hayes Company and Measurement Specialties, Inc. for property in Hampton, Virginia

10.7##	First Amendment dated February 1, 2001 to Lease between Kelsey-Hayes Company and Measurement Specialties, Inc. for property in Hampton, Virginia

10.8##	Lease Agreement dated May 20, 1986 between Semex, Inc. and Pennwalt Corporation and all amendments for property in Valley Forge, Pennsylvania

10.9##	Lease Agreement dated January 10, 1986 between Creekside Industrial Associates and I.C. Sensors and all amendments for property in Milpitas, California

10.10##	Lease Agreements for property in Shenzhen, China

10.11####	Agreement of Lease, commencing October 1, 2002, between Liberty Property Limited Partnership and Measurement Specialties, Inc.

10.12####	Sublease Agreement, dated August 1, 2002, between Quicksil, Inc. and Measurement Specialties, Inc.

10.13***	Share Purchase and Transfer Agreement dated November 30, 2005 by and among the Sellers and MWS Sensorik GmbH

10.14 ***	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Measurement Ltd. by and between Fervent Group Limited and Kenabell Holding Limited

10.15****	Agreement of Purchase and Sale dated April 3, 2006 by and between Measurement Specialties, Inc. and YSI Incorporated

10.16****	Agreement for the purchase of the entire issued share capital of BetaTHERM Group Ltd. dated April 3, 2006 by and among the parties Named in the First Schedule thereto and Measurement Specialties, Inc.

10.17****
Fourth Amendment and Waiver to Credit Agreement dated December 10, 2007 by and among Measurement Specialties, Inc., the US Credit Parties signatory thereto, Wachovia Bank, National Association, JPMorgan Chase Bank, N.A, Bank of America, N.A., Royal Bank of Canada, and General Electric Capital Corporation

10.18######	Amended and Restated Executive Employment Agreement dated November 6, 2007 by and between Measurement Specialties, Inc. and Frank Guidone

10.19******	Employment Agreement dated March 13, 2007 by and between Measurement Specialties, Inc. and Mark Thomson

10.20######	Agreement for the purchase of entire share capital of Intersema Microsystems SA dated December 28, 2007 by and among Measurement Specialties, Inc., Mr. Manfred Knutel and Mr. Hans Peter Salvisberg

21.1	Subsidiaries

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on November 7, 2007 and incorporated herein by reference.

##	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on July 5, 2001 and incorporated herein by reference.

###	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 (File No. 333-57928) and incorporated herein by reference.

####	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on October 29, 2002 and incorporated herein by reference.

#####	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 (File No. 333-137650) and incorporated herein by reference.

######	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on February 6, 2008 and incorporated herein by reference

*	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on August 18, 1998 and incorporated herein by reference.

**	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on July 29, 2003 and incorporated herein by reference.

***	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Repost on Form 10-Q filed on February 9, 2006 and incorporated herein by reference.

****	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on February 6, 2008 and incorporated herein by reference.

*****	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on August 9, 2006 and incorporated herein by reference.

******	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on June 12, 2007 and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Measurement Specialties, Inc.:

We have audited the accompanying consolidated balance sheets of Measurement Specialties, Inc. and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Measurement Specialties, Inc. and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, Measurement Specialties, Inc. adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective April 1, 2007 and Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective April 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Measurement Specialties, Inc.’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 11, 2008 expressed an adverse opinion on the effectiveness of Measurement Specialties, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Norfolk, Virginia
June 11, 2008

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
(Amounts in thousands, except per share amounts)	2008	2007	2006
Net sales	$228,383	$200,250	$121,417
Cost of goods sold	133,022	112,803	64,791
Gross profit	95,361	87,447	56,626
Total operating expenses	67,480	64,972	40,842
Operating income	27,881	22,475	15,784
Interest expense, net	4,536	6,106	2,066
Foreign currency exchange loss	618	767	302
Other income	(80)	(6)	(135)
Income from continuing operations before minority interest and income taxes	22,807	15,608	13,551
Minority interest, net of income taxes	364	524	-
Income tax expense from continuing operations	6,001	3,127	3,224
Income from continuing operations	16,442	11,957	10,327
Discontinued operations:
Income from discontinued operations before income taxes	-	115	6,695
Income tax expense (benefit) from discontinued operations	-	(6)	1,527
Income from discontinued operations	-	121	5,168
Gain on disposition of discontinued operations (net of income taxes)	-	2,156	9,039
Income from discontinued operations	-	2,277	14,207
Net income	$16,442	$14,234	$24,534
Net income per common share - Basic:
Income from continuing operations	$1.14	$0.85	$0.75
Income from discontinued operations	-	0.01	0.38
Gain from disposition of discontinued operations (net of income taxes)	-	0.15	0.66
Net income per common share - Basic	$1.14	$1.01	$1.79
Net income per common share - Diluted:
Income from continuing operations	$1.13	$0.83	$0.72
Income from discontinued operations	-	0.01	0.36
Gain from disposition of discontinued operations (net of income taxes)	-	0.15	0.63
Net income per common share - Diluted	$1.13	$0.99	$1.71

Weighted average shares outstanding - Basic	14,360	14,156	13,704
Weighted average shares outstanding - Diluted	14,510	14,423	14,356

See accompanying notes to the consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2008 and 2007

(Amounts in thousands)	March 31, 2008	March 31, 2007

ASSETS

Current assets:
Cash and cash equivalents	$21,565	$7,709
Accounts receivable, trade, net of allowance for
doubtful accounts of $696 and $516, respectively	39,919	34,774
Inventories, net	40,286	37,231
Deferred income taxes, net	4,299	4,718
Prepaid expenses and other current assets	3,760	3,057
Other receivables	1,270	420
Due from joint venture partner	2,155	1,456
Current portion of promissory note receivable	809	2,465
Total current assets	114,063	91,830

Property, plant and equipment, net	40,715	27,559
Goodwill	95,710	77,397
Acquired intangible assets, net	31,766	17,006
Deferred income taxes, net	1,769	8,360
Promissory note receivable, net of current portion	-	851
Other assets	1,592	1,688
Total Assets	$285,615	$224,691

See accompanying notes to the consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2008 and 2007

	March 31,	March 31,
(Amounts in thousands, except share amounts)	2008	2007

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of promissory notes payable	$2,511	$100
Current portion of deferred acquisition obligation	-	1,973
Current portion of long-term debt	3,157	2,753
Current portion of capital lease obligation	822	811
Accounts payable	23,523	17,742
Accrued expenses	3,634	2,447
Accrued compensation	7,067	6,616
Income taxes payable	751	3,089
Other current liabilities	3,510	4,089
Accrued litigation settlement expenses	-	1,275
Total current liabilities	44,975	40,895

Revolver	58,206	42,010
Promissory notes payable, net of current portion	7,535	-
Long-term debt, net of current portion	15,309	17,561
Capital lease obligation, net of current portion	781	1,354
Other liabilities	1,067	606
Total liabilities	127,873	102,426

Minority Interest	1,953	1,628

Shareholders' equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	-	-
Common stock, no par; 25,000,000 shares authorized; 14,440,848
and 14,280,364 shares issued and outstanding, respectively	-	-
Additional paid-in capital	78,720	73,399
Retained earnings	61,939	45,497
Accumulated other comprehensive income	15,130	1,741
Total shareholders' equity	155,789	120,637
Total liabilities, minority interest and shareholders' equity	$285,615	$224,691

See accompanying notes to the consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For the years ended March 31, 2008, 2007 and 2006

(Amounts in thousands, except share amounts)	Shares of Common Stock No Par Value	Additional paid-in capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
Balance, March 31, 2005	13,257,084	$61,787	$6,729	$(500)	$68,016
Comprehensive income:
Net income			24,534		24,534	$24,534
Currency translation adjustment				(1,637)	(1,637)	(1,637)
Comprehensive income						$22,897
Options issued related to sale of Consumer		913			913
Amounts from exercise of stock options	712,949	2,887			2,887
Tax benefit from exercise of stock options		784			784
Balance, March 31, 2006	13,970,033	66,371	31,263	(2,137)	95,497
Comprehensive income:
Net income			14,234		14,234	$14,234
Currency translation adjustment, net of income taxes of $188				3,878	3,878	3,878
Comprehensive income						$18,112
Non-cash equity based compensation (SFAS 123R)		2,887			2,887
Issuance of common stock for acquisition of BetaTherm	43,331	1,000			1,000
Amounts from exercise of stock options	267,000	1,865			1,865
Tax benefit from exercise of stock options		1,276			1,276
Balance, March 31, 2007	14,280,364	73,399	45,497	1,741	120,637
Comprehensive income:
Net income			16,442		16,442	$16,442
Currency translation adjustment, net of income taxes of $77				13,389	13,389	13,389
Comprehensive income						$29,831
Non-cash equity based compensation (SFAS 123R)		3,397			3,397
Amounts from exercise of stock options and employee stock purchase plan	160,484	1,664			1,664
Tax benefit from exercise of stock options		260			260
Balance, March 31, 2008	14,440,848	$78,720	$61,939	$15,130	$155,789

See accompanying notes to the consolidated financial statements.

MEASUREMENT SPECIALTIES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
(Amounts in thousands)	2008	2007	2006

Cash flows from operating activities:
Net income	$16,442	$14,234	$24,534
Less: Income from discontinued operations - Consumer	-	121	5,168
Less: Gain on sale of discontinued operations - Consumer	-	2,156	9,039
Income from continuing operations	16,442	11,957	10,327

Adjustments to reconcile net income to net cash
provided by operating activities from continuing operations:
Depreciation and amortization	9,905	9,668	5,516
Loss (gain) on sale of assets	94	(80)	80
Provision for doubtful accounts	220	258	250
Provision for inventory reserve	696	1,508	1,561
Provision for warranty	409	432	32
Minority interest	364	524	-
Non-cash equity based compensation (SFAS 123R)	3,397	2,887	-
Unrealized foreign currency exchange gain	(1,088)	-	-
Deferred income taxes	3,307	(573)	2,096
Net change in operating assets and liabilities:
Accounts receivable, trade	(1,385)	(8,780)	(2,135)
Inventories	2,974	(8,409)	(7,642)
Prepaid expenses, other current assets and other receivables	(516)	1,160	(876)
Other assets	(579)	(1,464)	227
Accounts payable	4,664	3,264	(323)
Accrued expenses, accrued compensation, other current and other liabilities	(2,246)	11	1,864
Accrued litigation settlement expenses	(1,275)	1,275	-
Income taxes payable	(2,148)	336	749
Net cash provided by operating activities from continuing operations	33,235	13,974	11,726
Cash flows used in investing activities from continuing operations:
Purchases of property and equipment	(12,818)	(7,305)	(8,011)
Proceeds from sale of assets	40	188	105
Acquisition of business, net of cash acquired	(23,386)	(45,885)	(6,824)
Net cash used in investing activities from continuing operations	(36,164)	(53,002)	(14,730)
Cash flows from financing activities from continuing operations:
Borrowing of long-term debt	-	20,000	-
Repayments of long-term debt	(2,675)	(19,576)	(3,629)
Borrowings of short-term debt, revolver and notes payable	46,457	59,587	12,500
Payments of short-term debt, revolver, leases and notes payable	(30,802)	(25,850)	(11,621)
Sale lease-back financing transaction	-	1,917	-
Payments under deferred acquisition payments	(1,973)	(4,052)	(1,742)
Minority interest payments	(243)	(145)	-
Tax benefit on exercise of stock options	260	1,276	-
Proceeds from exercise of options	1,664	1,865	2,887
Net cash provided by (used in) financing activities from continuing operations	12,688	35,022	(1,605)

Net cash provided by operating activities of discontinued operations	-	(62)	5,061
Net cash provided by investing activities of discontinued operations	2,507	2,276	4,348
Net cash provided by discontinued operations	2,507	2,214	9,409

Net change in cash and cash equivalents	12,266	(1,792)	4,800
Effect of exchange rate changes on cash	1,590	335	(36)
Cash, beginning of year	7,709	9,166	4,402
Cash, end of year	$21,565	$7,709	$9,166

 See accompanying notes to the consolidated financial statements

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$(4,698)	$(6,088)	$(1,986)
Income taxes	(6,896)	(827)	(2,267)
Non-cash investing and financing transactions:
Deferred acquisition obligation	-	1,787	-
Promissory note receivable from sale of discontinued operations	-	-	3,800
Promissory note payable from acquisition	10,046	-	-
Promissory note receivable from earn-out on sale of discontinued operations	-	2,156	-
Contingent consideration provision	-	-	3,517
Financing receivable (Note 2(g))	-	-	1,811
Liabilities sold	-	-	9,881
Issuance of stock in connection with acquisition	-	1,000	-
Issuance of stock options in connection with sale of Consumer	-	-	913
Earn-out in connection with acquisition	-	933	725
Capital additions in other current liabilities	1,173	-	-

 See accompanying notes to the consolidated financial statements

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007
(Amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS:

Measurement Specialties, Inc. is a leader in the design, development and manufacture of sensors and sensor-based systems for original equipment manufacturers and end users, based on a broad portfolio of proprietary technology. The Company is a multi-national corporation with nine primary manufacturing facilities strategically located in the United States, China, France, Ireland, Germany and Switzerland, enabling the Company to produce and market world-wide a broad range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for automotive, medical, consumer, military/aerospace, and industrial applications. The Company’s sensor products include pressure sensors and transducers, linear/rotary position sensors, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors, humidity and temperature sensors. The Company's advanced technologies include piezo-resistive silicon sensors, application-specific integrated circuits, micro-electromechanical systems (“MEMS”), piezoelectric polymers, foil strain gauges, force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, electromagnetic displacement sensors, hygroscopic capacitive sensors, ultrasonic sensors, optical sensors, negative thermal coefficient (“NTC”) ceramic sensors and mechanical resonators.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (the ‘Subsidiaries’) and its joint venture in Japan. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, the Company consolidates its joint venture in Japan, its one variable interest entity (“VIE”) for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

With the purchase of YSI Temperature, the Company acquired a 50 percent ownership interest in Nikisso-THERM (“NT”), a joint venture in Japan. This joint venture is included in the condensed consolidated financial statements of the Company as of and for the years ended March 31, 2008 and 2007. Assets of the consolidated VIE at March 31, 2008 and 2007 totaled $4,713 and $4,257, respectively, and total liabilities of the consolidated VIE at March 31, 2008 and 2007 totaled $926 and $1,243, respectively. Net sales of the consolidated VIE for the year ended March, 31, 2008 and 2007 totaled $3,674 and $4,923, respectively. Net income of the consolidated VIE for the year ended March, 31, 2008 and 2007 totaled $362 and $518, respectively. Minority interest for the year ended March 31, 2008 and 2007 is net of income taxes of $479 and $721, respectively.

As of September 1, 2006, pursuant to a restructuring of certain of the Company’s European operations, the Company established two new entities: MEAS Europe SAS and its wholly-owned subsidiary MEAS France SAS. MEAS France SAS is the primary French holding company and was the result of the consolidating and merging of the operations of Entran, Humirel, and ATEX. The reorganization was effected to facilitate improved statutory reporting.

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

As of April 1, 2007, pursuant to a restructuring of certain of the Company’s European operations, the Company established a new entity: MEAS Germany, which is a subsidiary of MEAS Europe. MEAS Germany is the German holding company and was the result of the consolidating and merging of the operations of MWS, HLP, and ATEX GmbH. The reorganization was effected to facilitate improved statutory reporting.

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

(b) Reclassifications:

The presentation of certain prior year information has been reclassified to conform with current year presentation for the separate presentation of foreign currency exchange loss.

(c) Use of Estimates:

The preparation of the consolidated financial statements, in accordance with U.S. generally accepted accounting principles, requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the useful lives of fixed assets, carrying amount of property, plant and equipment, acquired intangibles and goodwill, valuation allowances for receivables, inventories, income tax uncertainties and other contingencies, deferred income tax assets and liabilities, and stock based compensation. Actual results could differ from those estimates.

 (d) Cash and Cash Equivalents:

The Company considers highly liquid investments with original maturities of up to three months, when purchased, to be cash equivalents. At March 31, 2008 and 2007, approximately $4,726 and $4,771, respectively, of the Company’s cash balances were maintained in China, which are subject to certain restrictions and are not freely transferable to another country without adverse tax consequences because of exchange control regulations, but can be used without such restrictions for general business purposes in China.

(e) Accounts Receivable:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The majority of the Company’s accounts receivable is due from manufacturers of electronic, automotive, military and industrial products. Credit is extended based on an evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers net of allowances for doubtful accounts and other sales allowances. The Company maintains an allowance for doubtful accounts for estimated losses inherent in accounts receivable. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due based on contractual terms, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company reviews its allowance for doubtful accounts quarterly. Actual uncollectible accounts could exceed the Company’s estimates and changes to its estimates will be accounted for in the period of change. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

(f) Inventories:

Inventories are valued at the lower of cost or market (‘LCM’) using the first-in first-out method. In evaluating LCM, management also considers, if applicable, other factors as well, including known trends, market conditions, currency exchange rates and other such issues. If the utility of goods is impaired by damage, deterioration, obsolescence, changes in price levels or other causes, a loss shall be charged as cost of sales in the period which it occurs.

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

(h) Other Current Liabilities:

Other current liabilities consist of various non-trade payable liabilities such as commissions, warranties, interest, dilapidation liability, sales and property taxes payable, as well as at March 31, 2008, certain amounts of retainage related to the construction of the China building.

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

During the quarter ended March 31, 2008, the Company reversed an income tax payable, which resulted in a reduction of income tax expense of $597 or less than $0.04 per diluted share. The income tax payable related to a foreign tax accrual from at least seven years ago, which had been previously considered a liability; however, based on recently discovered documentation, it was determined that the Company was not liable for the amounts previously accrued. The Company has determined that this adjustment is not material, under the guidelines established under SEC Staff Accounting Bulletin (“SAB”) Topic No. 108, Financial Statements-Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which require the Company to evaluate the adjustment from a quantitative perspective using both the roll-over and iron curtain methods, as well as considered qualitative factors.

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

The Company is subject to foreign exchange risk for foreign currency denominated transactions, such as receivables and payables. Foreign currency transaction gains and losses are recorded in foreign currency exchange gain or loss in the Company’s consolidated statements of operations.

(m) Goodwill:

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination.

In accordance with SFAS No. 142, management assesses goodwill for impairment at the reporting unit level on an annual basis at fiscal year end or more frequently under certain circumstances. The goodwill impairment test is a two step test. Under the first step, the fair value of the reporting unit is compared to its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit, and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

In evaluating goodwill for impairment, the fair value of the Company’s reporting unit was determined using the implied fair value approach. This process was completed in the fiscal years ended March 31, 2008, 2007 and 2006 for asset values as of these respective dates. According to the guidelines established under SFAS 142, there was no impairment for of the Company’s goodwill.

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

The Company accounts for the impairment of long-lived assets and amortizable intangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using projected undiscounted cash flow at the lowest level at which cash flows is identifiable. In the event impairment is indicated, fair value is determined using the discounted cash flow method, appraisal or other accepted techniques.

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

There were no events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable in 2008, 2007 and 2006.

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

Revenues for contractual arrangements with multiple elements are allocated pursuant to Emerging Issues Task Force Issue (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Revenues are recognized for the separate elements when the product or services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. While determining fair value and identifying separate elements require judgment, generally fair value and the separate elements are identifiable as those elements are also sold unaccompanied by other elements.

Value added taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the consolidated statements of income.

(q) Shipping and Handling:

Shipping and handling costs are recorded in cost of sales in the Company’s consolidated statement of operations.

(r) Research and Development and Advertising Costs:

Research and development and advertising costs are expensed as incurred. Research and development costs amounted to $9,852, $9,235, and $6,450, for the years ended March 31, 2008, 2007 and 2006, respectively. Customer funded research and development was $1,018 , $786, and $448 for the fiscal years ended March 31, 2008, 2007, and 2006, respectively. Advertising costs are included in operating expenses in the Company’s consolidated statement of operations and are expensed when the advertising or promotion is published. Advertising expenses for the years ended March 31, 2008, 2007, and 2006 were approximately $276, $242, and $205, respectively.

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

The following table summarizes the warranty reserve:
	Year ended March 31,
	2008	2007	2006
Total Warranty Reserve - Beginning	$401	$146	$70
Warranties issued during the period	419	491	124
Costs to repair and replace products	(420)	(236)	(48)
Total Warranty Reserve - Ending	$400	$401	$146

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

(v) Stock Based Compensation:

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004) (SFAS No. 123(R)), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB Opinion No. 25), Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Prior to fiscal 2007, the Company applied the intrinsic value method prescribed in APB Opinion No. 25 and accordingly, recognized no compensation expense for stock option grants to employees.

Effective April 1, 2006, the Company adopted SFAS No. 123(R), utilizing the modified prospective approach.  Under the modified prospective approach, SFAS No. 123(R) applies to new awards and to unvested awards that were outstanding on April 1, 2006, as well as those that are subsequently modified, repurchased or cancelled. Compensation cost recognized in the years ended March 31, 2008 and 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value using the Black-Scholes-Merton option pricing model in accordance with the provisions of SFAS No. 123(R). Prior periods were not restated to reflect the impact of adopting the new standard. The Company’s results for the year ended March 31, 2008 and 2007 include $3,397 and $2,887, respectively, of operating expenses related to the adoption of SFAS No. 123(R).

The Company receives a tax deduction for certain stock options and stock option exercises during the period the options are exercised, generally for the excess of the fair value of the stock over the exercise price of the options at the exercise date. Prior to adoption of SFAS No. 123(R), the Company reported all tax benefits resulting from the exercise of equity instruments as an operating cash inflow in its consolidated statements of cash flows. In accordance with SFAS No. 123(R), the Company has elected to report the entire tax benefit from the exercise of equity instruments as a financing cash inflow.  Since the Company is currently in a net operating loss carry-forward position, the Company has consistently applied the tax-law-ordering approach, whereby the tax benefits are considered realized for current-year exercises of share-based compensation awards.

Net cash proceeds from the exercise of stock options were $1,664, $1,865, and $2,887 for the years ended March 31, 2008, 2007 and 2006, respectively, and the income tax benefit realized for the year ended March 31, 2008, 2007 and 2006 from stock option exercises was $260, $1,276, and $784, respectively.

The following table illustrates the effect on net income for the year ended March 31, 2006 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock plans prior to adoption of SFAS No. 123(R) on April 1, 2006.  No pro forma disclosure has been made for periods subsequent to April 1, 2006 as all stock-based compensation has been recognized in net income.  For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing model and amortized to expense over the options’ service periods with forfeitures recognized as they occurred.

March 31, 2006
Net income, as reported:	$24,534
Add: Share-based employee compensation reported in net income,
net of income taxes	-
Deduct: Share-based employee compensation under the fair value
method for all awards, net of income taxes	2,143
Pro forma net income	$22,391

Earnings per share:
Basic-as reported	$1.79
Basic-pro forma	1.63
Diluted-as reported	1.71
Diluted-pro forma	1.56

In connection with the sale of the Consumer business discussed in Note 6, the Company issued options to former Consumer employees transferred to Fervent Group Limited. The Company recorded an expense of $913 related to the issuance of these options which is included in the net gain on disposition of discontinued operations in fiscal 2006.

(w) Leases:

The Company follows SFAS No. 13, Accounting for Leases, to account for its operating leases. In accordance with SFAS No. 13, lease costs, including escalations, are provided for using the straight-line basis over the lease period. The Company leases certain production equipment and automobiles which under SFAS No. 13 are considered capital lease arrangements. SFAS No. 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment, and an offsetting amount recorded as a liability. Prior to March 31, 2006, the Company executed a sale-lease back transaction, which is included as a sale lease-back transaction in cash flows from financing activities from continuing operations.

(x) Derivative Instruments:

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138 and SFAS No. 149, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.

The Company has a number of forward purchase currency contracts to manage the Company’s exposures to fluctuations in the U.S. dollar relative to the Euro. As of March 31, 2008 and 2007, the notional amount of these currency contracts total $3,027 and $5,088, respectively, and the fair value of these contracts was an asset of $34 and $102 at March 31, 2008 and 2007, respectively. These currency contracts are entered into to hedge foreign exchange exposure, although they are undesignated for accounting purposes. Since these currency contracts do not meet the requirements of SFAS No. 133 for hedge accounting purposes, changes in the fair value of these instruments are recognized in other income as gains and losses, rather than in other comprehensive income.

(y) Capitalized Interest:

The Company’s policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year. During 2008, interest costs capitalized as part of the construction of the new facility in China totaled $281. No interest costs were capitalized during 2007 and 2006.

(z) Pensions

With the purchase of Intersema, the Company acquired a defined benefit pension plan. The Company follows SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Accounting for pensions and other postretirement benefit plans requires management to make several estimates and assumptions (See Note 10). These include the expected rate of return from investment of the plans' assets and the expected retirement age of employees as well as their projected earnings and mortality. In addition, the amounts recorded are affected by changes in the interest rate environment because the associated liabilities are discounted to their present value. Management makes these estimates based on the company's historical experience and other information that it deems pertinent under the circumstances (for example, expectations of future stock market performance).

This statement requires the Company to recognize in the statement of financial position the funded status of the defined benefit pension plan as the difference between the fair value of the plan assets and the benefit obligation. The Company is required to recognize the changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Actuarial gains and losses are generally amortized subject to the corridor, over the average remaining service life of the Company’s active employees. The Company has adopted the measurement date for the plan as of March 31, 2008 on a prospective basis.

At March 31, 2008, the fair value of the plan assets was $3,687 and the benefit obligation was $3,541. Overall, remaining amounts and related disclosures for the pension plan are immaterial to the consolidated financial statements.

(aa) Recently Adopted and Issued Accounting Standards:

Recently Adopted Accounting Standards

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

The Company adopted the provisions of FIN 48 effective April 1, 2007, as disclosed in Note 12. The Company has historically applied the more-likely-than-not recognition threshold, and as a result, the implementation of FIN 48 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit and other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires employers to recognize the under funded or over funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur in comprehensive income. This standard also requires measurement of the funded status of a plan as of the date of the statement of financial position. The recognition provisions of SFAS 158 were effective for fiscal years ending after December 15, 2006. The measurement provisions of SFAS 158 are effective for fiscal years ending after December 15, 2008. There are two approaches to transition to a fiscal year-end measurement date, both of which are applied prospectively. With the purchase of Intersema, the Company acquired a defined benefit pension plan. The Company applied the provisions of SFAS 158 as of the purchase date and for the year ended March 31, 2008.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (“SFAS No. 141R”) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment to ARB No. 51 (“SFAS No. 160”). SFAS No. 141R and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No.141R will be applied to business combinations occurring after the effective date. The accounting for contingent considerations under SFAS No. 141R requires the measurement of contingencies at the fair value on the acquisition date. Contingent considerations can be either a liability or equity based, and as such will be accounted for under SFAS No. 150, 133, or EITF 00-19. Subsequent changes to the fair value of the contingent consideration (liability) are recognized in earnings, not to goodwill and equity classified contingent considerations are not re-measured. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company is currently evaluating the impact of adopting SFAS No. 141R and SFAS No. 160 on its results of operations and financial position.

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

The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently quantifying the impact of SFAS No. 157, but the Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position or results of operations.

On February 12, 2007, the FASB issued FASB Staff Positions delay for one year the applicability of Statement 157’s fair-value measurement requirements to some nonfinancial assets and liabilities, exclude most lease accounting fair-value measurements from Statement 157’s scope, and defer the effective date of the AICPA Statement of Position that defines “investment company” for purposes of applying the industry-specific guidance in an AICPA guide.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that the adoption of SFAS No. 159 will have on the Company’s consolidated financial position and results of operations.

3. INVENTORIES

Inventories, net of inventory reserves, consist of the following:

	March 31, 2008	March 31, 2007
Raw Materials	$17,474	$18,328
Work-in-Process	6,140	5,099
Finished Goods	20,082	16,962
	43,696	40,389
Inventory Reserves	(3,410)	(3,158)
	$40,286	$37,231

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:

	March 31, 2008	March 31, 2007	Useful Life
Production equipment & tooling	$43,893	$32,435	3-10 years
Building and leasehold improvements	9,737	7,524	39 years or lesser of useful life or remaining term of lease
Furniture and equipment	12,000	9,103	3-10 years
Construction-in-progress	8,584	2,603
Total	74,214	51,665
Less: accumulated depreciation and amortization	(33,499)	(24,106)
	$40,715	$27,559

Total depreciation and amortization from continuing operations was $6,295, $5,204, and $3,383 for the years ended March 31, 2008, 2007, and 2006, respectively. Depreciation expense for discontinued operations for the years ended March 31, 2006 was $563. Property and equipment included $1,603 and $2,165 in capital leases at March 31, 2008 and 2007, respectively. Construction in progress at March 31, 2008 and 2007, includes approximately $7,364 and $1,588, respectively, related to the construction of the new manufacturing facility in China.

5. ACQUISITIONS, GOODWILL AND ACQUIRED INTANGIBLES

Recent Acquisitions:

As part of its growth strategy, the Company made twelve acquisitions since June 2004 with total purchase price exceeding $154,000, of which two acquisitions were made during each year ended March 31, 2008 and 2007. All of these acquisitions have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s consolidated financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which the Company acquired the business; and the complementary strategic fit and resulting synergies these businesses bring to existing operations.

Changes to goodwill relate to new acquisitions, earn-out payments, final purchase price allocations and translation adjustments due to changes in foreign currency exchange rates. Goodwill balances presented in the consolidated balance sheets of foreign acquisitions are translated at the exchange rate in effect at each balance sheet date; however, opening balance sheets used to calculate goodwill and acquired intangible assets are based on purchase date exchange rates, except for earn-out payments which are recorded at the exchange rates in effect on the date the earn-out is accrued. The following acquisition summaries represent acquisitions from fiscal 2005 forward. Therefore, goodwill for each acquisition presented below does not aggregate to reported amounts. Goodwill recorded for the years ended March 31, 2008 and 2007 was $18,313 and $35,549, respectively, which included the foreign currency translation increase of $4,523 and $1,100, respectively.

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

Humirel:

Effective on December 1, 2004, the Company acquired the stock of Humirel SA (“Humirel”), a designer/manufacturer of humidity sensors and assemblies based in France, for 19,000 Euro. The total purchase price in U.S. dollars based on the December 17, 2004 exchange rate was $26,318 ($23,244 at close, $1,922 in deferred payment, and $1,152 in acquisition costs). The deferred payment was paid on the second anniversary of the closing date (less any applicable offsets) and bears interest at the rate of 3% per annum. Included in the purchase price is $476 for the 20,000 shares of restricted stock of the Company received by management shareholders as part of the closing consideration. The transaction was financed with a term credit facility issued by a syndicate of lending institutions (See Note 8). Set forth below is the final allocation of purchase price related to the Humirel acquisition:

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

	Preliminary Allocation	Final Allocation
Assets:
Accounts receivable	$1,116	$1,065
Inventory	2,081	1,909
Property and equipment	4,228	1,713
Acquired intangible assets	1,684	603
Deferred income taxes	2,708	3,010
Other	284	284
	12,101	8,584

Liabilities:
Accounts payable	(678)	(678)
Accrued compensation	(392)	(392)
Debt and other non-operational liabilities	(4,193)	(4,193)
Negative goodwill provision	(3,517)	—
Other	(277)	(277)
	(9,057)	(5,540)
Total Purchase Price	$3,044	$3,044

ATEX:

On January 19, 2006, the Company completed the acquisition of Assistance Technique Experimentale (“ATEX”), a sensor company based outside of Paris, France, by acquiring all of the outstanding shares of ATEX stock. Founded in 2000, ATEX specializes in providing vibration sensors to the Formula One racing market. The total purchase price based on the January 19, 2006 exchange rates was $4,959 ($2,502 in cash, $74 in acquisition costs, deferred payment of $725, the first earn-out payment of $725 and the final earn-out payment accrual of the final earn-out payments of $933). The selling shareholders have the potential to receive up to an additional $1,888 in three earn-out payments tied to sales growth objectives over the next three years, and if the contingencies are resolved and meet established conditions, these amounts will be recorded as an additional element of the cost of the acquisition. The first earn-out payment of $725 was accrued and included in the total purchase price at March 31, 2006 since satisfying the first of the three sales growth objectives was considered probable. At March 31, 2007, the final earn-out noted above was accrued for the other sales growth objectives. In January 2008, $852 of the earn-out was paid and reflected as additional cash used in investing activities for the year ended March 31, 2008. At March 31, 2008, $158 of the earn-out remained accrued. The Company’s final allocation of purchase price related to the ATEX acquisition (subject to any remaining earn-out payments) follows:

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

Visyx:

Effective November 20, 2007, the Company acquired certain assets of Visyx Technologies Inc. based in Sunnyvale, California for $1,624 ($1,400 at close, $100 held-back to cover certain expenses, and $124 in acquisition costs). The Seller has the potential to receive up to an additional $2,000 in the form of a contingent payment based on successful commercialization of specified sensors prior to December 31, 2011, and an additional $9,000 earn-out based on a percentage of sales in calendar years 2009, 2010 and 2011. If these earn-out contingencies are resolved and meet established conditions, these amounts will be recorded as an additional element of the cost of the acquisition. Visyx has a range of sensors that measure fluid properties, including density, viscosity and dielectric constant, for use in heavy truck/off road engines and transmissions, compressors/turbines, refrigeration and air conditioning. The resolution of the contingency is not determinable at this time and due to the proximity of the Visyx transaction to our fiscal year end, the values of certain assets and accruals are based on preliminary information and are subject to adjustment as additional information is obtained. The Company’s preliminary purchase price allocation related to the Visyx acquisition follows:

Assets:
Accounts receivable	$12
Inventory	10
Acquired intangible assets	1,528
Goodwill	74
Total Purchase Price	$1,624

Cash paid	$1,400
Deferred payment	$100
Costs	124
Total Purchase Price	$1,624

Intersema:

Effective December 28, 2007, the Company completed the acquisition of all of the capital stock of Intersema Microsystems S.A. (“Intersema”), a sensor company headquartered in Bevaix, Switzerland, for $40,160 ($31,249 in cash at closing, $8,708 in unsecured Promissory Notes (“Intersema Notes”), and $203 in acquisition costs). The Intersema Notes bear interest of 4.5% per annum and are payable in four equal annual installments beginning December 28, 2008. The selling shareholders have the potential to receive up to an additional $20,000 based on March 31, 2008 exchange rates or 20,000 Swiss francs (“CHF”) tied to calendar 2009 earnings growth objectives and if the contingencies are resolved and meet established conditions, these amounts will be recorded as an additional element of the cost of the acquisition. Intersema is a designer and manufacturer of pressure sensors and modules with low pressure, harsh media and ultra-small package configurations for use in barometric and sub-sea depth measurement markets. The transaction was financed with borrowings under the Company’s Amended Credit Facility. The resolution of the contingencies are not determinable at this time and due the proximity of the Intersema transaction to our fiscal year end, the values of certain assets and accruals are based on preliminary information and are subject to adjustment as additional information is obtained. The Company’s preliminary purchase price allocation related to the Intersema acquisition follows:

Assets:
Cash	$10,542
Accounts receivable	1,162
Inventory	3,537
Other assets	619
Property and equipment	1,811
Acquired intangible assets	13,773
Goodwill	14,377
45,821

Liabilities:
Accounts payable	(832)
Accrued compensation	(1,412)
Deferred income taxes	(3,417)
(5,661)
Total Purchase Price	$40,160

Acquired Intangibles

In connection with current and previous acquisitions, the Company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade-names, order backlogs and covenants-not-to-compete. The gross amounts and accumulated amortization, along with the range of amortizable lives is as follows:

		March 31, 2008			March 31, 2007
	Weighted-Average Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	9	$28,387	$(5,950)	$22,437	$15,474	$(3,194)	$12,280
Patents	15	4,391	(714)	3,677	2,514	(445)	2,069
Tradenames	3	1,895	(998)	897	1,031	(520)	511
Backlog	1	2,653	(2,067)	586	1,780	(1,780)	-
Covenants-not-to-compete	3	970	(910)	60	903	(824)	79
Proprietary technology	14	4,756	(647)	4,109	2,447	(380)	2,067
		$43,052	$(11,286)	$31,766	$24,149	$(7,143)	$17,006

Amortization expense was $3,610, $4,464, and $1,767, for the years ended March 31, 2008, 2007 and 2006, respectively.

Estimated annual amortization expense is expected to be as follows:

Fiscal	Amortization
Year	Expense
2009	$4,982
2010	4,179
2011	3,867
2012	3,419
2013	2,843
Thereafter	12,476
$31,766

Deferred Acquisition Payments

In connection with the BetaTHERM acquisitions, $1,973, net of imputed interest of $210, in deferred acquisition payments outstanding was classified as current and outstanding at March 31, 2007, and these amounts were paid during fiscal 2008.

Pro forma Financial Data (Unaudited)

The following represents the Company’s pro forma unaudited consolidated results of continuing operations for the years ended March 31, 2008 and 2007, assuming the Visyx and Intersema acquisitions occurred as of April 1, 2007 and 2006, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had all the acquired companies been operated as part of the Company since April 1, 2007 and 2006. Additionally, due to the proximity of acquiring Visyx and Intersema to March 31, 2008, the pro forma data is based on preliminary purchase accounting information.

	For the years ended March 31,
	2008	2007
Net Sales	$245,249	$214,327

Income from continuing operations	$15,154	$8,795

Income from continuing operations per common share:
Basic	$1.06	$0.62
Diluted	$1.04	$0.61

Number of shares - Basic	14,360	14,156
Number of shares - Diluted	14,510	14,423

6. DISCONTINUED OPERATIONS AND GAIN ON SALE OF ASSETS:

CONSUMER PRODUCTS SEGMENT: Effective December 1, 2005, the Company completed the sale of the Consumer Products segment to Fervent Group Limited (FGL), whereby the Company sold its Consumer Products segment, including its Cayman Island subsidiary, Measurement Limited (‘ML Cayman’). FGL is a company controlled by the owners of River Display Limited (RDL), the Company’s long time partner and primary supplier of consumer products in Shenzhen, China. Under the terms of the agreement, the Company sold to FGL the Company’s Consumer Division for $8,500 in cash and a two-year $4,000 non-interest bearing promissory note receivable from FGL. The Company recorded the promissory note receivable net of imputed interest of 5% at $3,800. In addition, the Company could have earned an additional $5,000 if certain performance criteria (sales and margin targets) were met within the first year. The Company recorded $2,156 of the earn-out in 2007, because a portion of the earn-out targets were met. This amount is net of imputed interest, payable over eight quarters, reported in the 2007 consolidated statement of operations as the gain on disposition of discontinued operations, and the related receivable is included in the consolidated balance sheet as both current and non-current portions of promissory note receivable. At March 31, 2008 and 2007, the promissory notes receivable related to the sale and earn-out of the Consumer business totaled $809 and $3,316, respectively.

In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets, the related financial information for the Consumer segment are reported as discontinued operations. The Consumer segment designed and manufactured sensor-based consumer products, such as bathroom and kitchen scales, tire pressure gauges and distance estimators, primarily as an original equipment manufacturer (OEM), to retailers and distributors mainly in the United States and Europe.

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

The Company does not have any continued involvement in the management of the Consumer business, nor does the Company have a direct financial ownership investment in the Consumer business. For a limited period of time, the Company sold certain sensor components to RDL used in the manufacturing of the consumer products, but as part of the sale, the Company had agreed to allow RDL a royalty-free license in order to manufacture these components themselves.

A summary of the results of operations of the discontinued Consumer operating unit follows:

April 1, 2005 to December 1, 2005
Fiscal 2006
Net sales	$40,356
Cost of goods sold	30,595
Gross profit	9,761
Operating expenses:
Selling, general and administrative	2,441
Research and development	887
Total operating expense	3,328
Operating income	6,433
Gain on sale of assets	-
Other income	(262)
Income from discontinued operations before income taxes	6,695
Income taxes from discontinued operations	1,527
Income from discontinued operations before gain	5,168
Gain on disposition of discontinued operations (net of income tax)	9,039
Income from discontinued operations	$14,207

Income from discontinued operations for the year ended March 31, 2007 was $121, and represented interest income earned on the promissory notes receivable partially offset by certain residual amounts as the business was unwound. For the year ended March 31, 2008, imputed interest income related to the promissory note receivable totaled $112, which is included in interest expense, net from continuing operations. No interest expense was allocated to discontinued operations, since none of the proceeds from the sale were used to pay down debt.

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

The Company accounted for the sale of this business under the guidance of EITF 00-21. As part of the asset purchase agreement with Conair, the Company agreed to supply Conair existing models of bathroom and kitchen scales at prices that approximate cost to manufacture the product. Accordingly, a significant portion of the $12,418 proceeds from the sale of the business was in fact an up-front payment for future lost margins. Of the $12,418 proceeds, $11,418 was received in February 2004, and additional $1,000 was released from escrow in April 2004. The estimated total gain (‘total gain’), prior to any deferral, was approximately $8,565. In order to arrive at the amount of the total gain on sale that should be deferred and amortized into future periods, the Company analyzed the estimated lost margins on an OEM basis for the Thinner® branded bathroom and kitchen scale models sold to Conair. The basis of the calculation was to determine the estimated remaining product lives for those Thinner® branded bathroom and kitchen scale models sold to Conair. Based upon this analysis, barring any new product introduction or material change to the competitive landscape, it is estimated that the Company would have been able to continue to sell these Thinner® branded bathroom and kitchen scale models into the marketplace for approximately an additional 4.25 years. Applying these factors, it was determined that $7,142 of the total gain should be deferred and amortized over the remaining life cycle of the Thinner® branded bathroom and kitchen scale models sold to Conair. Accordingly, the Company recorded a gain on the sale of the assets of $1,424 (reflected as ‘Gain on Sale of Assets’), and included $2,940 in ‘net sales’ for the amortization of the deferred gain in the fiscal years ended March 31, 2006. The balance of deferred gain of $826 remaining upon the sale of the Consumer business to FGL above was included in the gain on disposition of discontinued operations for the year ended March 31, 2006.

7. FINANCIAL INSTRUMENTS:

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments approximate the carrying amount at March 31, 2008 and 2007. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

For cash and cash equivalents, accounts receivable, notes receivable and other receivables, prepaid and other assets (current and long-term), accounts payable, accrued expenses other liabilities (non-derivatives, current and long-term), and foreign currency contracts, the carrying amounts approximate fair value because of the short maturity of these instruments or amounts have already been recorded at approximate fair value.

For promissory notes payable, deferred acquisition payments and capital lease obligation, the fair value is determined as the present value of expected future cash flows discounted at the current interest rate, which approximates rates currently offered by lending institutions for loans of similar terms to companies with comparable credit risk.

For long-term debt and revolver, the fair value of the Company’s long-term debt is estimated by discounting future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. The fair value of long-term debt and revolver approximates carrying value due to the variable interest nature of the debt and recent amendments to terms and conditions.

Foreign Exchange Risk Management

The Company has a number of currency contracts to manage exposure to fluctuations of the U.S. dollar relative to the Euro. These currency contracts have a total notional amount of $3,027 and $5,088 at March 31, 2008 and 2007, respectively. The exercise dates are through March 2009 at an average exchange rate of $1.34 (Euro to U.S. dollar conversion rate). Since these derivatives are not designated as hedges under SFAS 133, changes in their fair value are recorded in earnings, not in accumulated other comprehensive income. As of March 31, 2008 and 2007, the fair value of these contracts was an asset of $34 and $102, respectively.

The aggregate net foreign currency transaction exchange loss recorded in other income in the statements of operations was $618, $767 and $300 for the years ended March 31, 2008, 2007 and 2006, respectively.

8. LONG-TERM DEBT:

Long-term Debt and Revolving Credit Facility:

To support the financing of the acquisitions of YSI Temperature and BetaTherm (See Note 5), effective April 1, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended and Restated Credit Facility”) with General Electric Capital Corporation (“GE”) which, among other things, increased the Company’s existing credit facility from $35,000 to $75,000, consisting of a $55,000 revolving credit facility and a $20,000 term loan, and lowered the applicable London Inter-bank Offered Rate (“LIBOR”) or Index Margin from 4.50% and 2.75%, respectively, to LIBOR and Index Margins of 2.75% and 1.0%, respectively. To support the financing of the acquisition of Intersema (See Note 5), the Company entered into an Amended Credit Agreement (“Amended Credit Facility”) with GE effective December 10, 2007 which, among other things, increased the Company’s existing revolving credit facility from $55,000 to $121,000 and lowered the applicable London Inter-bank Offered Rate (“LIBOR”) or Index Margin from 2.75% and 1.0%, respectively, to LIBOR and Index Margins of 2.00% and 0.25%, respectively. Interest accrues on the principal amount of the borrowings at a rate based on either LIBOR plus a LIBOR margin, or at the election of the borrower, at an Index Rate (prime based rate) plus an Index Margin. The applicable margins may be adjusted quarterly based on a change in specified financial ratios. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, annual capital expenditures, and other related items. The availability of the revolving credit facility is not based on any borrowing base requirements, but borrowings may be limited by certain financial covenants. The term portion of the Amended Credit Facility totaled $20,000 and the term loan portion of our credit facility was not changed with the Amended Credit Facility. The term loan is payable in $500 quarterly installments plus interest beginning June 1, 2006 through March 1, 2011, with a final payment of $10,500 payable on April 3, 2011. The Company has provided a security interest in substantially all of the Company’s U.S. based assets as collateral for the Amended Credit Facility. At March 31, 2008, the Company was in compliance with applicable financial covenants.

As of March 31, 2008, the Company utilized the LIBOR based rate for approximately $64,500, and the balance of the total credit facility utilized the Index based Rate. The interest rate applicable to borrowings under the revolving credit facility was approximately 4.7% at March 31, 2008. As of March 31, 2008, the outstanding borrowings on the revolver, which is classified as long-term debt, were $58,206, and the Company had the right to borrow an additional $62,794 under the revolving credit facility. The Company’s borrowing capacity is limited by financial covenant ratios, and at March 31, 2008, the Company could borrow an additional $46,500. Commitment fees on the unused balance were equal to .375% per annum of the average amount of unused balances.

Promissory Notes:

In connection with the acquisition of Elekon, the Company issued unsecured promissory notes (“Elekon Notes”) totaling $3,000, of which $100 was outstanding at March 31, 2007. The Elekon Notes were paid in full during the quarter ended September 30, 2007.

In connection with the acquisition of Intersema, the Company issued unsecured promissory notes (“Intersema Notes”) totaling $10,046, of which $2,511 is classified as current at March 31, 2008. The Intersema Notes are payable in four annual installments of approximately $2,511 beginning December 28, 2008 and bear an interest rate of 4.5% per year.

Long-Term Debt and Promissory Notes

Below is a summary of the long-term debt and promissory notes outstanding at March 31, 2008 and 2007:

	March 31,	March 31,
	2008	2007
Prime or LIBOR plus 2.00% or 0.25% five-year term loan with a final installment due on April 3, 2011	$16,000	$18,000

Governmental loans from French agencies at no interest and payable based on R&D expenditures.	794	744

Term credit facility with six banks at an interest rate of 4% payable through 2010.	1,079	1,009

Bonds issued at an interest rate of 3% payable through 2009.	553	467

Term credit facility with two banks at interest rates of 3.9%-4.0% payable through 2009.	40	94
	18,466	20,314
Less current portion of long-term debt	3,157	2,753
	15,309	17,561
6% promissory notes payable in six quarterly installments through July 1, 2007	-	100
4.5% promissory note payable in four equal annual installments through December 28, 2011	10,046	-
Less current portion of promissory notes payable	2,511	100
	$7,535	$-

The principal payments of long-term debt, revolver and promissory notes are as follows:

Year	Term	Other	Subtotal	Notes	Revolver	Total
2009	$2,000	$1,157	$3,157	$2,511	-	$5,668
2010	2,000	950	2,950	2,511	-	5,461
2011	1,500	288	1,788	2,511	-	4,299
2012	10,500	51	10,551	2,513	58,206	71,270
2013	-	20	20	-	-	20
Thereafter	-	-	-	-	-	-
Total	$16,000	$2,466	$18,466	$10,046	$58,206	$86,718

9. SHAREHOLDERS’ EQUITY:

Capital Stock:

The Company is authorized to issue 26,200,000 shares of capital stock, of which 221,756 shares have been designated as serial preferred stock and 25,000,000 shares have been designated as common stock. Each share of common stock has one vote. The Board of Directors has the authority without further action by shareholders to issue up to 978,244 shares of blank check preferred stock, none of which are issued or outstanding.

Accumulated Other Comprehensive Income:

Accumulated other comprehensive income consists of foreign currency translation adjustments. The largest portion of the cumulative translation adjustment relates to the Company’s European and Asian operations and reflects the changes in the Euro, RMB, Hong Kong dollar and Swiss franc exchange rates relative to the US dollar.

10. BENEFIT PLANS:

Defined Contribution Plans:

The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. Substantially all of its U.S. employees are eligible to participate after completing three months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions. The Company recorded an expense of $572, $579 and $244 under the plan for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

Defined Benefit Plans:

The Company’s European operations maintain certain supplemental defined benefit plans for substantially all of its employees. The gross amount of the future benefit to be paid for pension and retirement will be fully covered through a specific contract subscribed through an insurance company. Annual payments for this obligation total approximately $38.

Employee Stock Purchase Plan:

In September 2006, the Company established The Measurement Specialties, Inc. 2006 Employee Stock Purchase Plan (“ESPP”) under Section 423 of the Internal Revenue Code to provide employees of the Company and certain of its subsidiaries with an opportunity to purchase shares of the Company’s common stock through accumulated payroll deductions. The purchase price for shares of the Company’s common stock under the ESPP is 95% of the lower of the closing value of the Company’s common stock on the first or last trading day of an offering period. In accordance with Statement of Position (“SOP”) 93-6, Employers’ Accounting for Employee Stock Ownership Plans, shares held by the ESPP are considered outstanding upon the commitment date for issuance for purposes of calculating diluted net income per commons share. The Company will issue 2,675 shares as part of the offering period ending March 31, 2008, and accordingly, these shares were considered outstanding as of March 31, 2008 in the calculation of diluted net income per share. On April 4, 2007, the Company issued 2,734 shares as part of the offering period ending March 31, 2007, and accordingly, these shares were considered outstanding as of March 31, 2007 in the calculation of diluted net income per share.

11. RELATED PARTY TRANSACTIONS:

With the purchase of YSI Temperature, the Company acquired a 50 percent ownership interest in Nikisso-THERM (“NT”), a joint venture in Japan. This joint venture is included in the consolidated financial statements of the Company as of and for the year ended March 31, 2008 and 2007. At March 31, 2008 and 2007, NT had amounts due from Nikisso of $2,155 and $1,456, respectively.

Executive Services and Non-Cash Equity Based Compensation

On April 5, 2006, the Company entered into an Employment Agreement with Mr. Guidone, the current Chief Executive Officer (“CEO”) of the Company, effective as of March 30, 2006 (the “Employment Agreement”). The Employment Agreement is for an initial term of two years with automatic renewal for successive one-year terms unless either party gives timely notice of non renewal.

Under the terms of the Employment Agreement, Mr. Guidone will continue to serve as the Chief Executive Officer of the Company at an annual base salary of $450. Pursuant to the terms of the Employment Agreement dated March 30, 2006, Mr. Guidone received an option to purchase 300,000 shares of the Company’s common stock at an exercise price per share equal to the fair market value of a share of the Company’s common stock on March 30, 2006 (the “Options”). The Options were granted pursuant to the Company’s 2006 Stock Option Plan. In addition, Mr. Guidone received a prepaid bonus in the amount of $50 in connection with the execution of the Employment Agreement. This prepaid bonus was credited against the aggregate of any bonus amounts payable to the CEO in fiscal 2007. Mr. Guidone shall also be eligible to receive an annual bonus pursuant to the Company’s Bonus Plan, payable in accordance with the terms thereof, based upon annual performance criteria and goals established by the Compensation Committee of the Board of Directors of the Company.

On November 6, 2007, the Company and Frank D. Guidone entered into an amendment and restatement (the “Restated Agreement”) of Mr. Guidone’s employment agreement with the Company. The Restated Agreement was approved by the Compensation Committee of the Company. The Restated Agreement, among other things, (1) removes the target bonus amount of 55% of Mr. Guidone’s annual salary and provides that the amount of any bonus payable to Mr. Guidone will be determined by the Compensation Committee of the Board, (2) removes the fixed employment term (previously an initial term of two years continuing through March 31, 2008 and automatic renewal terms of one year thereafter) and (3) provides for the payment of severance benefits in the event that Mr. Guidone’s employment is terminated by the Company without cause or by Mr. Guidone for cause. Such severance benefits include a lump sum payment in the amount of (1) accrued but unpaid salary, (2) earned but unpaid bonus, (3) incurred but unreimbursed business expenses plus (4) 150% of Mr. Guidone’s annual salary.

12. INCOME TAXES:

Income from continuing operations before minority interest and income taxes for the year ended March 31, 2008, 2007 and 2006 consists of the following:

	2008	2007	2006

Domestic	$5,146	$(2,515)	$4,828
Foreign	17,661	18,123	8,723
Income before income taxes and minority interest	22,807	15,608	13,551
Minority interest	364	524	-
Income before income taxes	$22,443	$15,084	$13,551

Income tax expense from continuing operations consists of the following:

	2008	2007	2006
Current
Federal	$44	$64	$153
Foreign	2,651	3,492	930
State	(1)	144	45
Total	$2,694	$3,700	$1,128

Deferred
Federal	2,459	233	1,058
Foreign	622	(776)	(157)
State	226	(30)	1,195
Total	3,307	(573)	2,096
	$6,001	$3,127	$3,224

Differences between the federal statutory income tax rate and the effective tax rates using income before income taxes and after minority interest are as follows:
	2008	2007	2006
Statutory tax rate	35.0%	35.0%	35.0%
Return to provision adjustment	-0.8%	0.6%	0.0%
Effect of foreign taxes	-13.3%	-21.6%	-17.4%
State taxes	0.8%	0.8%	6.0%
Valuation allowance	0.7%	0.5%	0.4%
Stock options	2.4%	4.9%	0.0%
U.S. tax on foreign income	2.2%	2.7%	0.0%
French tax credit	-2.3%	-3.3%	0.0%
Rate changes	3.9%	-0.5%	0.0%
Other	-1.9%	1.6%	-0.2%
	26.7%	20.7%	23.8%

The difference between the Federal statutory rate and the effective tax rate primarily relates to reduced rates applied to pre-tax income generated by the Company’s foreign subsidiaries. The Company considers undistributed earnings of its foreign subsidiaries, except for Hong Kong and China subsidiaries, to be indefinitely reinvested outside of the U.S. and, accordingly, no U.S. deferred taxes have been recorded with respect to such earnings. Should the earnings be remitted as dividends, the Company may be subject to additional U.S. taxes net of allowable foreign tax credits. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings. The larger permanent items in 2008 include incentive stock options, deemed foreign dividend income, as well as meals and entertainment. Included in the effect of foreign taxes is a reversal of a foreign income tax payable, which resulted in a reduction of income tax expense of $597. The income tax payable related to a foreign tax accrual from at least seven years ago, which had been previously considered a liability; however, based on recently discovered documentation, it was determined that the Company was not liable for the amounts previously accrued. The larger permanent items in 2007 and 2006 include incentive stock options, deemed foreign dividend income and non-deductible foreign currency translation items, as well as meals and entertainment.

There were tax law changes in fiscal 2008 in Germany and China resulting in approximately $900 in additional income tax expense for the year ended March 31, 2008. Approximately $989 in additional non-cash income tax expense relates to the revaluation of the net deferred tax assets in Germany due to recently enacted decrease in tax rates. The Company’s combined tax rate in Germany decreased from 39% to 32%, as a result of the German Business Tax Reform 2008, which became effective on August 17, 2007.  The lower German corporate tax rates are effective in fiscal 2008.

The Company has received on an annual basis over the past 9 years certain tax reductions from the tax authorities in China, as the Company qualifies as a high-technology and export business enterprise. This special tax status provides the Company, among other things, reductions in statutory national and local tax rates in China from approximately 15% to approximately 10%. These reduced tax rates have resulted in tax reductions of approximately $416, or $0.03 per share, $642, or $0.04 per share, and $420, or $0.03 per share for fiscal years ended March 31, 2008, 2007, and 2006, respectively. Effective January 1, 2008, the statutory tax rate for 2008 is 18% under the new China Enterprise Income Tax Law. The new law establishes a common 25% rate which applies to both domestic and foreign enterprises and is being phased in over a five-year period

The new China tax law includes provisions for high technology enterprises to qualify for a reduced rate of 15%. To qualify for this reduced rate the Company must meet various criteria in regard to its operation related to its sales, research and development activity, and intellectual property rights. Specifics of the criteria have been released over the past year and the application process are still in development. The Company is monitoring information related to the qualification criteria and is pursuing qualifying for the reduced tax rate. However, there is no assurance that the Company will qualify based on all the information available relating to the new tax law. Accordingly, the Company recorded China tax at the higher rate of 18% on current tax expense and 18% to 25% on net deferred tax assets. Approximately $191 non-cash income tax credit relates to the revaluation of the net deferred tax assets in China due to recently enacted increase in income tax rates, which was partially offset by an increase of $102 in income tax expense for withholding taxes on undistributed earnings.

The Hong Kong statutory corporate tax rate applicable to the Company's Hong Kong Subsidiary’s earnings are taxed is 17.5%. The statutory tax rates for the Company's subsidiaries in France and Germany are approximately 33.0% and 32.0%, respectively. The statutory tax rates in Ireland are 10% for trade operating income and 25% for passive income such as interest. The statutory rate for Switzerland is 28.5%.

The Company’s Swiss subsidiary presently is taxed at a reduced tax rate of 8.5% through December 31 2008, as a result of being granted a tax holiday by the Swiss tax authority. Presently, the Company is working with the local economic development authority to obtain a reduced tax rate after this tax holiday expires. However, there is no assurance that a reduced tax rate in this jurisdiction will be granted.

The significant components of the net deferred tax assets at March 31, 2008 and 2007 consist of the following:

	2008	2007
Current deferred tax assets:
Net operating loss caryforwards	$2,834	$2,034
Accounts receivable allowance for doubtful accounts	62	162
Inventory	705	792
Accrued expenses	745	1,937
Other	584	386
Total current deferred tax assets	4,930	5,311

Current deferred tax liabilities:
Basis difference in property, plant and equipment	-	(166)
Basis differences in acquired intangible assets	(484)	(427)
Other	(147)	-
Total	(631)	(593)

Net current deferred tax assets	4,299	4,718

Long-term deferred tax assets:
AMT and other credit carry-forwards	219	878
Warranty and other accrued expenses	246	34
Net operating loss carryforwards	8,091	10,541
Stock options	854	441
Other	19	810
Total long term asset	9,429	12,704
Valuation allowance	(167)	(141)
Net long-term deferred tax assets	9,262	12,563

Long-term deferred tax liability
Basis difference in property, plant and equipment	-	-
Basis difference in acquired intangible assets	(6,151)	(3,726)
Other	(1,342)	(477)
Total long term liability	(7,493)	(4,203)
Net long term deferred tax asset	1,769	8,360

Net deferred tax assets	$6,068	$13,078

The following are the net deferred tax assets and deferred tax liabilities by jurisdiction at March 31, 2008 and 2007:

	2008	2007

Current deferred tax assets:
Domestic	3,075	4,837
Europe	1,528	295
China and Hong Kong	327	179
Total	$4,930	$5,311

Non-current deferred tax assets:
Domestic	5,725	6,804
Europe	3,149	5,425
China and Hong Kong	388	334
Total	$9,262	$12,563
Total deferred tax assets	$14,192	$17,874

Current deferred tax liabilities:
Domestic	(44)	(580)
Europe	(587)	(13)
China and Hong Kong	-	-
Total	$(631)	$(593)

Non-current deferred tax liabilities:
Domestic	(2,010)	(1,763)
Europe	(5,380)	(2,428)
China and Hong Kong	(103)	(12)
Total	$(7,493)	$(4,203)
Total deferred tax liabilities	$(8,124)	$(4,796)
Net deferred tax assets	$6,068	$13,078

The Company has a valuation allowance for certain deferred tax assets associated with net operating loss carry-forwards in foreign jurisdictions. The Company’s net valuation allowance increased from $141 at March 31, 2007 to $167 at March 31, 2008. At March 31, 2008, a valuation allowance of $74 relating to the Hong Kong subsidiary was recognized because the Company does not project utilizing the existing deferred tax asset. The prior year amount primarily relates to subsidiaries in Germany and in Barbados, which were shut-down, and consequently, the related deferred tax assets were not expected to be realized. The Company does not have an overall valuation allowance for deferred tax assets. The analysis of positive evidence which could be objectively verified outweighs any negative evidence supporting the conclusion that an overall valuation allowance is not required. Current and expected taxable income of the Company supports that the overall valuation allowance is not needed and it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company has U.S. federal and state net operating loss carry-forwards of approximately $16,493 and $20,834, respectively, which expire beginning in fiscal year 2022.  The Company has net operating loss carry-forwards in Germany of approximately $13,171, which are not subject to expiration. During the year ended March 31, 2008, the Company realized approximately $1,945 in benefits from the net operating loss carryforwards. The Company has a federal AMT tax credit carry-forward of approximately $219, which does not expire, and the Company has French research and development tax credits of $708 at March 31, 2008 not subject to expiration.

The Company adopted the provisions of FIN 48 effective April 1, 2007. The Company has historically applied the more-likely-than-not recognition threshold, and as a result, the implementation of FIN 48 did not have a material impact on the Company’s financial statements. The amount of unrecognized tax benefit was $633 at April 1, 2007. The total amount of unrecognized tax benefit at April 1, 2007, if recognized, would be recorded against goodwill because the amounts were associated with acquisitions that the Company made in prior years.

The following is a reconciliation of the total amounts of unrecognized tax benefits for the year ended March 31, 2008:

Unrecognized tax benefits, April 1, 2007	$633
Increases based on tax positions related to the current year	18
Increases for tax positions related to prior years	29
Lapse of statute of limitations	(219)
Settlements	(37)
Unrecognized tax benefits, March 31, 2008	$424

The unrecognized tax benefits if recognized of $18 at March 31, 2008 would impact the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits. At March 31, 2008, the Company has a liability of $48 for penalties and $63 of interest. During 2008, the Company recognized no amounts for penalties and $29 for interest.  The interest related to unrecognized tax benefits is recorded in “Interest expense” and penalties related to tax matters is recorded in “Operating expenses.” The $219 reduction in the tax liability was related to purchase accounting and recorded to goodwill.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company’s tax years for 2001, 2002, 2003, 2004, 2005, 2006, and 2007 are subject to examination by U.S. and foreign tax authorities. The additional tax years of 2002 through 2007 are subject to examination by China tax authorities.

Based on the expiration of the statute of limitations for specific jurisdictions, the related unrecognized tax benefit for positions previously taken may change in the next twelve months by approximately $238.

13. EARNINGS PER SHARE INFORMATION:

Basic per share information is computed based on the weighted-average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, less the shares that may be repurchased with the funds received from their exercise. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations for the years ended March 31, 2008, 2007 and 2006, respectively:

	Net income (Numerator)	Weighted Average Shares in thousands (Denominator)	Per-Share Amount
March 31, 2008:
Basic per share information	$16,442	14,360	$1.14
Effect of dilutive securities	-	150	(0.01)
Diluted per-share information	$16,442	14,510	$1.13

March 31, 2007:
Basic per share information	$14,234	14,156	$1.01
Effect of dilutive securities	-	267	(0.02)
Diluted per-share information	$14,234	14,423	$0.99

March 31, 2006:
Basic per share information	$24,534	13,704	$1.79
Effect of dilutive securities	-	652	(0.08)
Diluted per-share information	$24,534	14,356	$1.71

For the years ended March 31, 2008, 2007 and 2006, respectively, an aggregate of 1,671,276, 1,147,918, and 400,575 options, respectively, were excluded from the earnings per share calculation because their effect would be anti-dilutive.

14. STOCK OPTION PLANS:

The Company’s stock option plans are administered by the compensation committee of the Board of Directors, which approves grants to individuals eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. The CEO can also grant individual awards up to certain limits as approved by the compensation committee. Terms for stock-option awards include pricing based on the closing price on the award date, and generally vest up to five years. Such awards are generally granted based on the individual’s performance. Shares issued under stock option plans are newly issued common stock.

Options to purchase up to 1,000,000 shares of common stock may be granted under the Company’s 2006 Stock Option Plan (the ‘2006 Plan’) until its expiration on February 29, 2016. Shares issuable under 2006 Plan grants which expire or otherwise terminate without being exercised become available for later issuance. A total of 952,745  and 644,000 options to purchase shares were outstanding at March 31, 2008 and 2007, respectively, under the 2006 plan.

On July 28, 2003, the Board of Directors adopted the Measurement Specialties, Inc. 2003 Stock Option Plan (the “2003 Plan”), which was approved by shareholders at the 2003 Annual Meeting on September 23, 2003. Options to purchase up to 1,000,000 common shares were eligible to be granted under the 2003 Plan, and as of March 31, 2008, 2007, and 2006 respectively, 780,765 , 853,600, and 908,880 stock options were issued and outstanding under the 2003 Plan.

Options to purchase up to 1,500,000 shares of common stock may be granted under the Company’s 1998 Stock Option Plan, (the ‘1998 Plan’) until its expiration on October 19, 2008. Shares issuable under 1998 Plan grants which expire or otherwise terminate without being exercised become available for later issuance. A total of 287,729 , 412,062, and 562,984 options to purchase shares were outstanding at March 31, 2008, 2007 and 2006, respectively under the 1998 Plan.

Options under all Plans include an exercise price based on the closing price of the Company’s common stock on the date of grant, generally vest over requisite service periods of up to five years, and expire no later than ten years from the date of grant. Options may, but need not, qualify as ‘incentive stock options’ under section 422 of the Internal Revenue Code. Tax benefits are recognized upon nonqualified exercises and disqualifying dispositions of shares acquired by qualified exercises. There were no changes in the exercise prices of outstanding options, through cancellation and re-issuance or otherwise, for 2008, 2007, or 2006. The number of shares remaining for future issuance under equity compensation plans totaled 145,195 , 407,165, and 131,103 as of March 31, 2008, 2007, and 2006, respectively.

A summary of stock options outstanding as of March 31, 2008 and changes during the twelve months then ended is presented below:

	Number of outstanding shares exercisable		Weighted-Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
March 31, 2007	1,909,662	641,180	21.46	16.87
Granted at market	416,546		23.62
Forfeited	(135,436)		23.19
Exercised	(169,533)		10.51
March 31, 2008	2,021,239	834,790	22.69	20.90

The aggregate intrinsic value of options outstanding at March 31, 2008, was $1,400 with a weighted-average remaining contractual life of 5.40 years and a weighted average exercise price of $22.69. Of these options outstanding, 834,790 were exercisable and 1,013,941 were expected to vest with aggregate intrinsic values of $1,400 and $0, respectively. The weighted-average contractual life of options exercisable and options expected to vest was 3.61 and 6.56 years, respectively. The weighted average exercise price of options exercisable and options expected to vest was $20.90 and $23.95, respectively. The following table provides information related to options exercised during the years ended March 31, 2008, 2007, and 2006:

	2008	2007	2006
Total intrinsic value	$2,276	$4,316	$6,706
Cash received upon exercise of options	1,664	1,865	2,887
Related tax benefit realized	260	1,276	784

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model (graded vesting schedule with traunche by traunche measurement and recognition of compensation cost) with the following weighted-average assumptions:

	2008	2007	2006
Dividend yield	-	-	-
Expected Volatility	37.6%	38.9%	35.3%
Risk-Free Interest Rate	3.6%	4.9%	4.4%
Expected term (in years)	2.0	2.0	2.0
Weighted-average grant-date fair value	$8.26	$7.54	$8.59

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

In order to provide an appropriate expected volatility, one which marketplace participants would likely use in determining an exchange price for an option, the Company revised, during the quarter ended September 30, 2006, the method of calculating expected volatility by disregarding a period of the Company’s historical volatility data not considered representative of expected future volatility and replacing the disregarded period of time with peer group data. The Company considers the period of time disregarded to be within the “rare” situations stated in Security Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). The Company experienced, during the period of time leading up to and after the restructuring in May 2002, a rare series of events, including a going concern situation, financial statement restatement, a class action shareholder lawsuit, an SEC investigation, a $4,400 asset write-down, significant net losses, and a halt in the trading of the Company’s common stock, none of which are expected to recur in the future.

Based on calculations using the Black-Scholes-Merton option pricing model, the weighted-average fair value per share of options granted during the years ended March 31, 2008, 2007, and 2006 was $8.26, $7.54, and $8.59, respectively.

At March 31, 2008, there was $6,315 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2.42 years. The unrecognized compensation cost above is not adjusted for estimated forfeitures. Including estimated forfeitures, at March 31, 2008, there was $4,651 of unrecognized compensation cost related to share-based payments.

15. COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases certain property and equipment under non-cancelable operating leases expiring on various dates through March 2015. The Company provided an unconditional guarantee up to a maximum amount of $1,000 under a property sub-lease if the sub-lessor defaults. Expenses for leases that include escalated lease payments are recorded on a straight-line basis over that base lease period, in accordance with SFAS No. 13. Rent expense, including real estate taxes, insurance and maintenance expenses associated with net operating leases approximates $4,396 for 2008, $4,607 for 2007, and $2,594 for 2006. At March 31, 2008, total minimum rent payments under leases with initial or remaining non-cancelable lease terms of more than one year were:

	Year ending March 31,
	2009	2010	2011	2012	2013	Thereafter
Minimum operating lease rent payments	$4,787	$3,335	$2,223	$1,214	$873	2,564

Minimum payments have not been reduced by minimum sublease rentals of $150 per year due in the future under non-cancelable subleases.

The Company is obligated under capital lease arrangements for certain equipment. At March 31, 2008 and 2007, the gross amount of equipment and related accumulated amortization recorded under capital leases were $1,603 and $2,165, respectively.

Below is a schedule of future payments under capital leases:

	2009	2010	2011	Total
Capital lease obligations	$822	751	30	$1,603

 Amortization of assets held under capital leases is included with depreciation expense.

Litigation:

Pending Legal Matters

There are currently no material pending legal proceedings. From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, or operating results.

Settled legal matters:

The Honorable Dan Samuel v. Measurement Specialties, Inc., Case No. 3:06 cv 1005. On June 29, 2006, the Company was sued by a former director of the Company in the United States District Court for the District of Connecticut. In this matter, the plaintiff, The Honorable Dan Samuel, a former director of the Company, allowed his stock options to terminate before he attempted to exercise them. Mr. Samuel claimed that the Company misled him with respect to when his options terminated/expired and asserted claims against the Company for negligent misrepresentation, fraud, breach of contract, and conversion and sought damages in an amount not less than $450 plus interest and costs. On August 30, 2006, the Company filed a motion to dismiss. At a conference before the Court, the Court suggested that Mr. Samuel file an amended complaint and that the Company, instead of moving to dismiss, answer the amended complaint, take some discovery and then renew its motion to dismiss as a motion for summary judgment at the conclusion of discovery. Consistent with the Court's direction, on October 12, 2006, Mr. Samuel filed an amended complaint which contained counts asserting negligent misrepresentation, fraud, breach of contract, conversion and promissory estoppels. The Company answered the amended complaint and have asserted numerous affirmative defenses. On April 16, 2007, the Company reached an agreement in principle to settle this lawsuit. Pursuant to the agreement, the case was settled on a no fault basis in exchange for a payment by the Company in the amount of $225 to Mr. Samuel. On May 7, 2007, a Stipulation of Dismissal of Prejudice and without cost as to all causes of Action by Dan Samuel was filed with the United States District Court for the District of Connecticut. The settlement of this matter resulted in an expense of $225 in fiscal 2007, which was paid during fiscal 2008.

Robert L. DeWelt v. Measurement Specialties, Inc. et al., Civil Action No. 02-CV-3431 . On July 17, 2002, Robert DeWelt, the former acting Chief Financial Officer and former acting general manager of the Company’s Schaevitz Division, filed a lawsuit against the Company and certain of the Company’s officers and directors in the United States District Court of the District of New Jersey. Mr. DeWelt resigned on March 26, 2002 in disagreement with management’s decision not to restate certain of the Company’s financial statements. The lawsuit alleged a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt sought an unspecified amount of compensatory and punitive damages. The Company filed a Motion to Dismiss this case, which was denied on June 30, 2003. The Company answered the complaint and engaged in the discovery process. On December 1, 2006, the Company filed a motion for summary judgment seeking dismissal of all claims. The Court denied the motion, but pursuant to the election of remedies provision of the New Jersey Conscientious Employee Protection Act, two of the common law claims were waived by Mr. DeWelt and dismissed by the Court. The trial of this case was scheduled for June 2007. On June 1, 2007, Mr. DeWelt voluntarily dismissed his claim for breach of contract, intending to proceed to trial on only his claim under the New Jersey Conscientious Employee Protection Act.  However, the parties orally agreed to a confidential settlement in the amount of $1,050 and the Court cancelled the trial.  The parties executed a settlement agreement to writing and filed a stipulation dismissing the lawsuit with prejudice once the agreement was signed and the settlement payment was issued. Accordingly, the Company accrued a liability for the DeWelt matter in the amount of $1,050 at March 31, 2007, which was paid during fiscal 2008.

Acquisition Earn-Outs:

As disclosed in Note 5, in connection with the ATEX acquisition, the Company had potential performance based earn-out obligations totaling $1,888, of which approximately $158 remains accrued at March 31, 2008 for the final earn-out payment, because satisfaction of the sales growth objective is considered probable.

16. SEGMENT INFORMATION:

The Company has one reporting segment, a sensor business, under the guidelines established with SFAS 131, Disclosures about Segments of an Enterprise and Related Information , because of, among other factors, the criteria for aggregation. The Company sold the Consumer segment on December 1, 2005. For a description of the products and services of the Sensor business, see Note 1.

Geographic information, excluding discontinued operations, for revenues based on country from which invoiced, and long-lived assets based on country of location, which includes property, plant and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization follows:

	For the years ended March 31,
	2008	2007	2006
Net Sales:
United States	$107,734	$106,476	$68,704
France	28,021	21,576	17,379
Germany	19,323	15,587	4,651
Ireland	12,969	11,002	-
Switzerland	4,396	-	-
China	55,940	45,609	30,683
Total:	$228,383	$200,250	$121,417

Long lived assets:
United States	$6,624	$5,969	$4,230
France	6,808	5,194	4,189
Germany	2,817	1,865	4,239
Ireland	4,263	3,550	-
Switzerland	2,418	-	-
Asia	17,785	10,981	9,428
Total:	$40,715	$27,559	$22,086

The presentation in the 2007 Annual Report on Form 10-K presented, the above information based on country of destination rather than country from which invoiced.

17. CONCENTRATIONS:

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, are principally cash, trade accounts receivable and note receivable. We are exposed to a certain level of foreign currency exchange risk. We are exposed to foreign currency transaction and translation losses, which might result from adverse fluctuations in the value of the Euro, Hong Kong dollar, Swiss franc, Japanese yen, and Chinese renminbi.

Our products are manufactured and marketed worldwide. A substantial portion of our revenues are priced in United States dollars, and most of our costs and expenses are priced in United States dollars, with the remaining priced in Chinese renminbi, Euros, Swiss francs and Japanese yen. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the United States dollar compared with that of our foreign customers’ currencies. The following table details annual net sales invoiced from our facilities within the U.S. and outside of the U.S. and as a percentage of total net sales for the last three years, as well as net assets and the related functional currencies:

	For the years ended March 31,
	2008	2007	2006
Net sales:
U.S. facilities	$107,734	$106,476	$68,704
U.S. facilities % of sales	47%	53%	57%
Non-U.S. facilities	$120,649	$93,774	$52,713
Non-U.S. facilities % of sales	53%	47%	43%

Net assets (liabilities):
U.S. dollar	$49,082	$40,547	$46,956
Chinese renminbi	17,306	23,810	18,503
Hong Kong dollar	63,827	40,981	30,269
Euro	19,562	12,285	(231)
Japanese yen	3,787	3,014	-
Swiss franc	2,225	-	-

The Company generally maintains its cash equivalents at major financial institutions in the United States, Europe, Hong Kong, and China. Cash held in foreign institutions amounted to $20,069 and $6,807 at March 31, 2008 and 2007, respectively. The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy. Measurement Specialties Sensor (China) Ltd. is subject to certain Chinese government regulations, including currency exchange controls, which limit cash dividends and loans to Measurement Specialties Sensor (Asia) Limited and Measurement Specialties, Inc.

Accounts receivable are primarily concentrated in the United States and Europe and the note receivable is concentrated in Hong Kong. At March 31, 2008 and 2007, accounts receivable in the United States totaled $19,109 and $20,344, respectively, and accounts receivable in Europe totaled $13,629 and $9,818, respectively. To limit credit risk, the Company evaluates the financial condition and trade payment experience of customers to whom credit is extended. The Company generally does not require customers to furnish collateral, though certain foreign customers furnish letters of credit.

The Company manufactures the substantial majority of its non-temperature and non-optical sensor products in the Company’s factory located at leased premises in Shenzhen, China. Sensors are also manufactured at the Company’s United States leased facilities located in Virginia, and California and at three of the Company’s facilities in France, Germany and Switzerland. The Company manufactures a significant portion of the temperature sensors at leased facilities in Ohio and in Ireland. Substantially all of the Company’s optical products are assembled in India, by a single supplier, Opto Circuits. A larger portion of the Company’s temperature sensors are manufactured by Betacera Inc., a Taiwanese-based contract manufacturer in China. Additionally, most of the Company’s products contain key components, which are obtained from a limited number of sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond the Company’s control, including, political, economic and legal uncertainties resulting from the Company’s operations outside the U.S.

Our largest Sensor business customer, a large U.S. OEM automotive supplier, accounted for approximately 18% of our net sales during fiscal 2008, 15% of our net sales during fiscal 2007, and approximately 18% of our net sales during fiscal 2006. At March 31, 2008, the trade receivable with Sensata was approximately $5,446. No other customers accounted for more than 10% during the fiscal years ended March 31, 2008, 2007, and 2006.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Presented below is a schedule of selected quarterly operating results.

	First Quarter Ended June 30	Second Quarter Ended September 30	Third Quarter Ended December 31	Fourth Quarter Ended March 31
Year Ended March 31, 2008
Net sales	$53,151	$56,462	$55,991	$62,779
Gross profit	22,884	23,361	23,469	25,647
Income from continuing operations	3,715	3,349	4,853	4,525
Income (loss) from discontinued operations net of taxes	30	20	51	(101)
Net Income	3,745	3,369	4,904	4,424
Income - continuing operations
EPS basic	0.26	0.24	0.33	0.31
EPS diluted	0.26	0.23	0.33	0.31
Income (loss) - discontinued operations
EPS basic	-	-	-	(0.01)
EPS diluted	-	-	-	(0.01)
Year Ended March 31, 2007
Net sales	$45,991	$50,111	$49,766	$54,382
Gross profit	20,575	21,296	21,653	23,923
Income from continuing operations	2,429	3,379	3,334	2,815
Income (loss) from discontinued operations net of taxes before gain	23	(49)	(4)	151
Gain on disposition of discontinued operations (net of income tax)	-	-	2,156	-
Net Income	2,452	3,330	5,486	2,966
Earnings per share - continuing operations
EPS basic	0.17	0.24	0.24	0.20
EPS diluted	0.17	0.24	0.23	0.20
Earnings (loss) per share - discontinued operations
EPS basic	-	-	-	0.01
EPS diluted	-	(0.01)	-	0.01
Earnings per share - gain on disposition of discontinued operations
EPS basic	-	-	0.15	-
EPS diluted	-	-	0.15	-

Earnings per share are computed independently for each of the quarters presented, on the basis described in Note 13. The sum of the quarters may not be equal to the full year earnings per share amounts. During the quarter ended March 31, 2007, the Company recorded $1,275 in litigation settlement charges and approximately $620 in tax adjustments related to the year end tax provision. During the quarter ended September 30, 2007, the Company recorded a $997 discrete non-cash income tax expense adjustment for the revaluation of the net deferred tax assets in Germany resulting from a recent decrease in the German tax rates. During the third quarter ended December 31, 2007, the Company recorded a net non-cash tax credit adjustment of $175 related to the revaluation of the net deferred tax assets for its MEAS China subsidiary due to a tax law change, and $349 in addition income tax expense for the accrual of a 5% withholding tax. During the quarter ended March 31, 2008, the Company reclassified interest income previously classified as discontinued operations to continuing operations and the Company reversed a foreign income tax payable totaling $597, as discussed in Note 12. The Company assessed the impact of these adjustments relative to the first three quarters and prior year, and determined there was no material impact on the periods reported.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 31, 2008, 2007, and 2006

Col. A	Col. B	Col. C				Col. D			Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts Describe			Deductions- Describe			Balance at End of Period
Year ended March 31, 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$516	$220	$44	(e	)	$(84)	(a	)	$696
Inventory allowance	3,158	696	32	(e	)	(476)	(c	)	3,410
Valuation allowance for deferred taxes	141	22				4			167
Warranty Reserve	401	409	10	(e	)	(420)	(d	)	400
Year ended March 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$447	$258	$30	(e	)	$(219)	(a	)	$516
Sales return and allowance	60	102	-			(162)	(b	)	-
Inventory allowance	3,296	1,508	9	(e	)	(1,655)	(c	)	3,158
Valuation allowance for deferred taxes	58	83							141
Warranty Reserve	146	432	59	(e	)	(236)	(d	)	401
Year ended March 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$244	$250	$(45)	(e	)	$(2)	(a	)	$447
Sales return and allowance	-	60	-			-	(b	)	60
Inventory allowance	2,670	1,561	(1)	(e	)	(934)	(c	)	3,296
Valuation allowance for deferred taxes	-	-	58	(e	)	-	(e	)	58
Warranty Reserve	70	32	92	(e	)	(48)	(d	)	146

Notes:
(a) Bad debts written off, net of recoveries	(e) Recorded as part of purchase accounting.
(b) Actual returns received
(c) Inventory sold or destroyed, production credit and foreign exchange
(d) Costs of product repaired or replaced and foreign exchange

S-1