Form 10-Q
period 2008-06-30
Measurement Specialties Inc
filed 2008-08-06
CIK 778734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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
Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,457,100 shares of common stock, no par value per share, as of August 1, 2008.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS
JUNE 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
(Amounts in thousands, except per share amounts)	2008	2007
Net sales	$58,998	$53,151
Cost of goods sold	33,757	30,267
Gross profit	25,241	22,884
Total operating expenses	19,587	16,590
Operating income	5,654	6,294
Interest expense, net	706	1,186
Foreign currency exchange loss (gain)	(63)	36
Other expense (income)	(421)	102
Income from continuing operations before minority interest and income taxes	5,432	4,970
Minority interest, net of income taxes	77	82
Income tax expense from continuing operations	1,500	1,173
Income from continuing operations	3,855	3,715
Discontinued operations:
Income from discontinued operations before income taxes	-	36
Income tax expense from discontinued operations	-	6
Income from discontinued operations	-	30
Net income	$3,855	$3,745

Net income per common share - Basic:
Income from continuing operations	$0.27	$0.26
Income from discontinued operations	-	-
Net income per common share - Basic	$0.27	$0.26

Net income per common share - Diluted:
Income from continuing operations	$0.27	$0.26
Income from discontinued operations	-	-
Net income per common share - Diluted	$0.27	$0.26

Weighted average shares outstanding - Basic	14,448	14,287
Weighted average shares outstanding - Diluted	14,529	14,461

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands)	June 30, 2008	March 31, 2008

ASSETS

Current assets:
Cash and cash equivalents	$26,782	$21,565
Accounts receivable, trade, net of allowance for doubtful accounts of $750 and $696, respectively	35,900	39,919
Inventories, net	43,048	40,286
Deferred income taxes, net	4,447	4,299
Prepaid expenses and other current assets	4,250	3,760
Other receivables	925	1,270
Due from joint venture partner	1,979	2,155
Current portion of promissory note receivable	540	809
Total current assets	117,871	114,063

Property, plant and equipment, net	42,152	40,715
Goodwill	94,518	95,710
Acquired intangible assets, net	30,040	31,766
Deferred income taxes, net	1,795	1,769
Other assets	1,556	1,592
Total Assets	$287,932	$285,615

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	June 30, 2008	March 31, 2008

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of promissory notes payable	$2,453	$2,511
Current portion of long-term debt	2,867	3,157
Current portion of capital lease obligation	797	822
Accounts payable	22,423	23,523
Accrued expenses	3,837	3,634
Accrued compensation	6,704	7,067
Income taxes payable	1,595	751
Other current liabilities	3,319	3,510
Total current liabilities	43,995	44,975

Revolver	58,206	58,206
Promissory notes payable, net of current portion	7,360	7,535
Long-term debt, net of current portion	14,718	15,309
Capital lease obligation, net of current portion	581	781
Other liabilities	1,055	1,067
Total liabilities	125,915	127,873

Minority interest	1,849	1,953

Shareholders' equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	-	-
Common stock, no par; 25,000,000 shares authorized; 14,457,100 and 14,440,848 shares issued and outstanding, respectively	-	-
Additional paid-in capital	79,677	78,720
Retained earnings	65,794	61,939
Accumulated other comprehensive income	14,697	15,130
Total shareholders' equity	160,168	155,789
Total liabilities, minority interest and shareholders' equity	$287,932	$285,615

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

				Accumulated
		Additional		Other
	Shares of Common	paid-in	Retained	Comprehensive		Comprehensive
(Dollars in thousands)	Stock	capital	Earnings	Income (Loss)	Total	Income
Balance, March 31, 2007	14,280,364	$73,399	$45,497	$1,741	$120,637
Comprehensive income:
Net income		-	3,745	-	3,745	$3,745
Currency translation adjustment		-	-	340	340	340
Comprehensive income		-	-	-		$4,085
Non-cash equity based compensation (SFAS 123R)		813	-	-	813
Amounts from exercise of stock options	5,937	17	-	-	17
Balance, June 30, 2007	14,286,301	$74,229	$49,242	$2,081	$125,552

Balance, March 31, 2008	14,440,848	$78,720	$61,939	$15,130	$155,789
Comprehensive income:
Net income		-	3,855	-	3,855	$3,855
Currency translation adjustment		-	-	(433)	(433)	(433)
Comprehensive income		-	-	-	-	$3,422
Non-cash equity based compensation (SFAS 123R)		798	-	-	798
Amounts from exercise of stock options	16,252	159	-	-	159
Balance, June 30, 2008	14,457,100	$79,677	$65,794	$14,697	$160,168

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended June 30,
(Amounts in thousands)	2008	2007

Cash flows from operating activities:
Net income	$3,855	$3,745
Less: Income from discontinued operations - Consumer	-	30
Income from continuing operations	3,855	3,715

Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	3,337	2,280
Loss on sale of assets	19	8
Provision for doubtful accounts	23	17
Provision for inventory reserve	56	439
Provision for warranty	65	30
Minority interest	77	82
Non-cash equity based compensation (SFAS 123R)	798	813
Deferred income taxes	(67)	(158)
Net change in operating assets and liabilities:
Accounts receivable, trade	4,066	2,206
Inventories	(2,645)	(1,328)
Prepaid expenses, other current assets and other receivables	(104)	421
Other assets	220	398
Accounts payable	(901)	2,201
Accrued expenses, accrued compensation, other current and other liabilities	(304)	(929)
Accrued litigation settlement expenses	-	(1,275)
Income taxes payable	827	468
Net cash provided by operating activities from continuing operations	9,322	9,388
Cash flows used in investing activities from continuing operations:
Purchases of property and equipment	(3,318)	(2,341)
Proceeds from sale of assets	4	34
Net cash used in investing activities from continuing operations	(3,314)	(2,307)
Cash flows from financing activities from continuing operations:
Repayments of long-term debt	(876)	(606)
Borrowings of short-term debt, revolver and notes payable	-	1,135
Payments of short-term debt, revolver, leases and notes payable	-	(3,050)
Payments of capital leases	(223)	(215)
Minority interest payments	-	(243)
Proceeds from exercise of options	159	17
Net cash used in financing activities from continuing operations	(940)	(2,962)

Net cash provided by operating activities of discontinued operations	-	36
Net cash provided by investing activities of discontinued operations	271	802
Net cash provided by discontinued operations	271	838

Net change in cash and cash equivalents	5,339	4,957
Effect of exchange rate changes on cash	(122)	88
Cash, beginning of year	21,565	7,709
Cash, end of period	$26,782	$12,754

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$904	$1,196
Income taxes	656	682

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC.  AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Interim Financial Statements: The information presented as of June 30, 2008 and for the three month periods ended June 30, 2008 and 2007 are unaudited, and reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of June 30, 2008, the results of its operations for the three month periods ended June 30, 2008 and 2007, and cash flows for the three month periods ended June 30, 2008 and 2007. The Company’s March 31, 2008 balance sheet information was derived from the audited consolidated financial statements for the year ended March 31, 2008, which are included as part of the Company’s Annual Report on Form 10-K.

The condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2008, which are included as part of the Company’s Annual Report on Form 10-K.

Description of Business: Measurement Specialties, Inc. (the “Company,” “we,” or “us”) is a leader in the design, development and manufacture of sensors and sensor-based systems for original equipment manufacturers and end users, based on a broad portfolio of proprietary technology. The Company is a multi-national corporation with nine primary manufacturing facilities strategically located in the United States, China, France, Ireland, Germany and Switzerland, enabling the Company to produce and market world-wide a broad range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for automotive, medical, consumer, military/aerospace, and industrial applications. The Company’s sensor products include pressure sensors and transducers, linear/rotary position sensors, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors, humidity and temperature sensors. The Company's advanced technologies include piezo-resistive silicon sensors, application-specific integrated circuits, micro-electromechanical systems, piezoelectric polymers, foil strain gauges, force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, electromagnetic displacement sensors, hygroscopic capacitive sensors, ultrasonic sensors, optical sensors, negative thermal coefficient ceramic sensors and mechanical resonators.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and its joint venture in Japan. All significant intercompany balances and transactions have been eliminated in consolidation.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities , the Company consolidates its one variable interest entity (“VIE”) for which the Company is the primary beneficiary. With the purchase of YSI Temperature, the Company acquired a 50 percent ownership interest in Nikisso-THERM (“NT”), a joint venture in Japan. This joint venture is included in the condensed consolidated financial statements of the Company at June 30, 2008 and 2007 and March 31, 2008. At June 30, 2008 and March 31, 2008, NT had amounts due from Nikisso, NT joint venture partner, of $1,979  and $2,155, respectively.

Use of Estimates: The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, acquired intangibles and goodwill, valuation allowances for receivables, inventories and deferred income tax assets, warranties, valuation of derivative financial instruments and stock-based compensation. Actual results could differ from those estimates. There have been no significant changes to the Application of Critical Accounting Policies disclosure contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.

Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentation with the separate presentation of foreign currency exchange gains and losses.

Recently Adopted Accounting Pronouncements: In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). This new standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

On February 12, 2008, the FASB issued FASB Staff Positions that delayed for one year the applicability of SFAS No. 157’s fair-value measurement requirements to certain nonfinancial assets and liabilities, excluded most lease accounting fair-value measurements from SFAS No. 157’s scope, and deferred the effective date of the AICPA Statement of Position that defines “investment company” for purposes of applying the industry-specific guidance in an AICPA guide.

The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, except for that portion of provisions deferred for one year pursuant to the FASB Staff Positions. Effective April 1, 2008, the Company adopted the applicable provisions of SFAS No. 157, except for that portion of the provisions deferred for one year. The implementation of the adopted provisions of SFAS No. 157 did not have a material impact on the Company’s financial position or results of operations. Management is currently evaluating the effect that the adoption of the deferred portions of provision of SFAS No. 157 will have on the Company’s financial statements.

Recently Issued Accounting Pronouncements: On April 25, 2008, the FASB issued FASB Staff Position (FSP) 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is currently evaluating the effect that the adoption of FSP 142-3 will have on the Company’s financial statements.

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

3.  STOCK BASED COMPENSATION AND PER SHARE INFORMATION

The Company accounts for stock-based compensation under SFAS No. 123R (Revised 2004), Share-Based Payment. Stock-based compensation expense for the three months ended June 30, 2008 and 2007 was $798 and $813, respectively. The estimated fair value of stock options granted during the three months ended June 30, 2008 approximated $57, net of expected forfeitures and is being recognized over their respective vesting periods. During the three months ended June 30, 2008, the Company recognized $5 of expense related to these options.

The Company has three active share-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which approves grants to individuals eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. The Chief Executive Officer can also grant individual awards up to certain limits as approved by the compensation committee. Awards are generally granted based on the individual’s performance. Terms for stock-option awards include pricing based on the closing price of the Company’s common stock on the award date, and generally vest over four or five year requisite service periods using a graded vesting schedule or subject to performance targets established by the compensation committee. Shares issued under stock option plans are newly issued common stock. Readers should refer to Note 14 of the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended March 31, 2008 for additional information related to these share-based compensation plans.

During the three months ended June 30, 2008, the Company granted a total of 10,000 stock options from the 2006 Stock Option Plan. The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of stock-based awards with the following assumptions for the indicated period.

	Three months ended June 30, 2008	Three months ended June 30, 2007
Dividend yield	-	-
Expected Volatility	39.1%	39.0%
Risk-Free Interest Rate	2.1%	4.6%
Expected term (in years)	2.0	2.0
Weighted-average grant-date fair value	$5.68	$9.17

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

During the three months ended June 30, 2008, approximately 11,200 stock options were exercised yielding $159 in cash proceeds and no tax benefit recognized as additional paid-in capital. During the three months ended June 30, 2007, approximately 24,100 stock options were exercised yielding $17 in cash proceeds and no tax benefit recognized as additional paid-in capital.

At June 30, 2008, there was $3,911 of unrecognized compensation cost adjusted for estimated forfeitures related to share-based payments, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

Per Share Information: Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options and warrants, less the shares that may be repurchased with the funds received from their exercise. There were approximately 1,858,559 and 1,620,829 anti-dilutive weighted shares excluded from the calculation for the three months ended June 30, 2008 and 2007, respectively.

The computation of the basic and diluted net income per common share is as follows:

	Net income (Numerator)	Weighted Average Shares in thousands (Denominator)	Per-Share Amount
Three months ended June 30, 2008
Basic per share information	$3,855	14,448	$0.27
Effect of dilutive securities	-	81	-
Diluted per-share information	$3,855	14,529	$0.27

Three months ended June 30, 2007
Basic per share information	$3,745	14,287	$0.26
Effect of dilutive securities	-	174	-
Diluted per-share information	$3,745	14,461	$0.26

4. INVENTORIES

Inventories and inventory reserves for slow moving, obsolete and lower of cost or market exposures at June 30, 2008 and March 31, 2008 are summarized as follows:

	June 30, 2008	March 31, 2008
Raw Materials	$18,908	$17,474
Work-in-Process	5,994	6,140
Finished Goods	21,844	20,082
	46,746	43,696
Inventory Reserves	(3,698)	(3,410)
	$43,048	$40,286

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Property, plant and equipment are summarized as follows:

	June 30, 2008	March 31, 2008	Useful Life
Production equipment & tooling	$45,190	$43,893	3-10 years
Building and leasehold improvements	9,982	9,737	39 years or lesser of useful life or remaining term of lease
Furniture and equipment	12,496	12,000	3-10 years
Construction-in-progress	9,983	8,584
Total	77,651	74,214
Less: accumulated depreciation and amortization	(35,499)	(33,499)
	$42,152	$40,715

Total depreciation was $1,973 and $1,473 for the three months ended June 30, 2008 and 2007, respectively. Property and equipment included $1,378 and $1,603 in capital leases at June 30, 2008 and March 31, 2008, respectively. Construction-in-progress at June 30, 2008 and March 31, 2008 includes approximately $8,605 and $7,364, respectively, related to the construction of the new facility in China.

6. ACQUISITIONS, GOODWILL AND ACQUIRED INTANGIBLES

Recent Acquisitions: As part of its growth strategy, the Company made twelve acquisitions since June 2004 with total purchase price exceeding $154,000, of which two acquisitions were made during each year ended March 31, 2008 and 2007. All of these acquisitions have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s consolidated financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses, and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the process by which the Company acquired the business, and the complementary strategic fit and resulting synergies these businesses bring to existing operations.

Decreases to goodwill since March 31, 2008 relate to $233 in adjustments to purchase price allocations and $959 translation adjustments for changes in foreign currency exchange rates. Goodwill balances presented in the condensed consolidated balance sheets of foreign acquisitions are translated at the exchange rate in effect at each balance sheet date; however, opening balance sheets used to calculate goodwill and acquired intangible assets are based on purchase date exchange rates, except for earn-out payments, which are recorded at the exchange rates in effect on the date the earn-out is accrued. The following briefly describes the Company’s acquisitions from the beginning of fiscal 2007 forward.

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

Visyx: Effective November 20, 2007, the Company acquired certain assets of Visyx Technologies, Inc. based in Sunnyvale, California for $1,624 ($1,400 at close, $100 held-back to cover certain expenses, and $124 in acquisition costs). The Seller has the potential to receive up to an additional $2,000 in the form of a contingent payment based on successful commercialization of specified sensors prior to December 31, 2011, and an additional $9,000 earn-out based on a percentage of sales in calendar years 2009, 2010 and 2011. If these earn-out contingencies are resolved and meet established conditions, these amounts will be recorded as an additional element of the cost of the acquisition. Visyx has a range of sensors that measure fluid properties, including density, viscosity and dielectric constant, for use in heavy truck/off road engines and transmissions, compressors/turbines, refrigeration and air conditioning. The resolution of the contingency is not determinable at this time. The Company’s purchase price allocation for Visyx is substantially completed, subject to earn-out payments, as well as purchase accounting adjustments as additional information is obtained. The Company’s preliminary purchase pricing allocation related to the Visyx acquisition follows:

Assets:
Accounts receivable	$12
Inventory	10
Acquired intangible assets	1,528
Goodwill	74
Total Purchase Price	$1,624

Cash paid	$1,400
Deferred payment	100
Costs	124
Total Purchase Price	$1,624

Intersema: Effective December 28, 2007, the Company completed the acquisition of all of the capital stock of Intersema Microsystems S.A. (“Intersema”), a sensor company headquartered in Bevaix, Switzerland, for $40,160 ($31,249 in cash at closing, $8,708 in unsecured Promissory Notes (“Intersema Notes”), and $203 in acquisition costs). The Intersema Notes bear interest of 4.5% per annum and are payable in four equal annual installments beginning December 28, 2008. The selling shareholders have the potential to receive up to an additional $20,000 based on March 31, 2008 exchange rates or 20,000 Swiss francs tied to calendar 2009 earnings growth objectives and if the contingencies are resolved and meet established conditions, these amounts will be recorded as an additional element of the cost of the acquisition. Intersema is a designer and manufacturer of pressure sensors and modules with low pressure, harsh media and ultra-small package configurations for use in barometric and sub-sea depth measurement markets. The transaction was financed with borrowings under the Company’s Amended Credit Facility (See Note 7). The resolution of these contingencies is not determinable at this time. The Company’s purchase price allocation for Intersema is substantially completed, subject to earn-out payments, as well as purchase accounting adjustments as additional information is obtained. The Company’s preliminary purchase price allocation related to the Intersema acquisition follows:

Assets:
Cash	$10,542
Accounts receivable	1,162
Inventory	3,770
Other assets	619
Property and equipment	1,811
Acquired intangible assets	13,773
Goodwill	14,144
45,821

Liabilities:
Accounts payable	(832)
Accrued compensation	(1,412)
Deferred income taxes	(3,417)
(5,661)
Total Purchase Price	$40,160

Acquired Intangibles: In connection with all acquisitions, the Company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade-names, order backlogs and covenants-not-to-compete. The gross amounts and accumulated amortization, along with the range of amortizable lives, are as follows:

		June 30, 2008			March 31, 2008
	Weighted- Average Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	9	$28,108	$(6,801)	$21,307	$28,387	$(5,950)	$22,437
Patents	15	4,421	(816)	3,605	4,391	(714)	3,677
Tradenames	3	1,876	(1,148)	728	1,895	(998)	897
Backlog	1	2,635	(2,253)	382	2,653	(2,067)	586
Covenants-not-to-compete	3	970	(916)	54	970	(910)	60
Proprietary technology	14	4,703	(739)	3,964	4,756	(647)	4,109
		$42,713	$(12,673)	$30,040	$43,052	$(11,286)	$31,766

Amortization expense for the quarter ended June 30, 2008 and 2007 was $1,364 and 807, respectively. Estimated annual amortization expense is as follows:

Fiscal	Amortization
Year	Expense
2009	$4,982
2010	4,179
2011	3,867
2012	3,419
2013	2,843
Thereafter	10,750
$30,040

Pro forma Financial Data (Unaudited): The following represents the Company’s pro forma consolidated results of continuing operations for the quarter ended June 30, 2007, based on preliminary purchase accounting information, assuming the Visyx and Intersema acquisitions occurred as of April 1, 2007, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had all the acquired companies been operated as part of the Company since April 1, 2007.

Three months ended June 30,
2007
Net sales	$56,995

Income from continuing operations	$3,388

Income from continuing operations per common share:
Basic	$0.24
Diluted	$0.23

7. LONG-TERM DEBT

To support the financing of the acquisitions of YSI Temperature and BetaTHERM (See Note 6), effective April 1, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended and Restated Credit Facility”) with General Electric Capital Corporation (“GE”) which, among other things, increased the Company’s existing credit facility from $35,000 to $75,000, consisting of a $55,000 revolving credit facility and a $20,000 term loan, and lowered the applicable London Inter-bank Offered Rate (“LIBOR”) or Index Margin from 4.50% and 2.75%, respectively, to LIBOR and Index Margins of 2.75% and 1.0%, respectively. To support the financing of the acquisition of Intersema (See Note 6), the Company entered into an Amended Credit Agreement (“Amended Credit Facility”) with GE effective December 10, 2007 which, among other things, increased the Company’s existing revolving credit facility from $55,000 to $121,000 and lowered the applicable LIBOR or Index Margin from 2.75% and 1.0%, respectively, to LIBOR and Index Margins of 2.00% and 0.25%, respectively. Interest accrues on the principal amount of the borrowings at a rate based on either LIBOR plus a LIBOR margin, or at the election of the borrower, at an Index Rate (prime based rate) plus an Index Margin. The applicable margins may be adjusted quarterly based on a change in specified financial ratios. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, annual capital expenditures, and other related items. The availability of the revolving credit facility is not based on any borrowing base requirements, but borrowings are limited by certain financial covenants. The term portion of the Amended Credit Facility totaled $20,000 and the term loan portion of our credit facility was not changed with the Amended Credit Facility. The term loan is payable in $500 quarterly installments plus interest through March 1, 2011, with a final payment of $10,500 payable on April 3, 2011. The Company has provided a security interest in substantially all of the Company’s U.S. based assets as collateral for the Amended Credit Facility. At March 31, 2008, the Company was in compliance with applicable financial covenants.

As of June 30, 2008, the Company utilized the LIBOR based rate for approximately $67,000, and the balance of the total credit facility utilized the Index based Rate. The weighted average interest rate applicable to borrowings under the revolving credit facility was approximately 4.8% at June 30, 2008. As of June 30, 2008, the outstanding borrowings on the revolving credit facility, which is classified as long-term debt, were $58,206, and the Company had an additional $62,794 available under the revolving credit facility. The Company’s borrowing capacity is limited by financial covenant ratios, and at June 30, 2008, the Company could borrow an additional $53,000. Commitment fees on the unused balance were equal to .375% per annum of the average amount of unused balances.

Promissory Notes: In connection with the acquisition of Intersema, the Company issued unsecured promissory notes (“Intersema Notes”) totaling $9,813, of which $2,453 is classified as current at June 30, 2008. The Intersema Notes are payable in four annual installments of approximately $2,453 beginning December 28, 2008 and bear an interest rate of 4.5% per year.

Long-Term Debt and Promissory Notes: Below is a summary of the long-term debt and promissory notes outstanding at June 30, 2008 and March 31, 2008:

	June 30,	March 31,
	2008	2008
Prime or LIBOR plus 2.00% or 0.25% five-year term loan with a final installment due on April 3, 2011	$15,500	$16,000

Governmental loans from French agencies at no interest and payable based on R&D expenditures.	794	794

Term credit facility with six banks at an interest rate of 4% payable through 2010.	992	1,079

Bonds issued at an interest rate of 3% payable through 2009.	276	553

Term credit facility with two banks at interest rates of 3.9%-4.0% payable through 2009.	23	40

	17,585	18,466
Less current portion of long-term debt	2,867	3,157
	$14,718	$15,309
4.5% promissory note payable in four equal annual installments through December 28, 2011	$9,813	$10,046
Less current portion of promissory notes payable	2,453	2,511
	$7,360	$7,535

The annual principal payments of long-term debt and revolver as of June 30, 2008 are as follows:

Year	Term	Other	Subtotal	Notes	Revolver	Total
2009	$2,000	$867	$2,867	$2,453	-	$5,320
2010	2,000	859	2,859	2,453	-	5,312
2011	11,500	288	11,788	2,453	-	14,241
2012	-	51	51	2,454	58,206	60,711
2013	-	20	20	-	-	20
Thereafter	-	-	-	-	-	-
Total	$15,500	$2,085	$17,585	$9,813	$58,206	$85,604

8. SEGMENT AND GEOGRAPHIC INFORMATION:

The Company continues to have one reporting segment, a sensor business, under the guidelines established with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, because of, among other things, the criteria for aggregation. Geographic information for revenues based on country of sale from which invoiced, and long-lived assets based on country of location, which includes property, plant and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization follows:

	For the three months ended June 30,
	2008	2007
Net Sales:
United States	$25,000	$27,307
France	7,808	6,250
Germany	4,842	4,250
Ireland	3,522	3,147
Switzerland	4,148	-
China	13,678	12,197
Total:	$58,998	$53,151

	June 30, 2008	March 31, 2008
Long Lived Assets:
United States	$6,769	$6,624
France	6,828	6,808
Germany	2,910	2,817
Ireland	4,250	4,263
Switzerland	2,272	2,418
China	19,123	17,785
Total:	$42,152	$40,715

At June 30, 2008, approximately $9,196 of the Company’s cash is maintained in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations.

9. COMMITMENTS AND CONTINGENCIES:

Legal Matters: From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, or operating results.

Acquisition Earn-Outs and Contingent Payments: In connection with the Company’s acquisition of Assistance Technique Experimentale on January 19, 2006, the Company had potential performance based earn-out obligations totaling $1,888, of which approximately $158 remains accrued at June 30, 2008 for the final earn-out payment, because satisfaction of the sales growth objective was achieved. In connection with the Visyx acquisition, the Company has a contingent payment obligation of approximately $2,000 based on the commercialization of certain sensors, and a sales performance based earn-out totaling $9,000, none of which was accrued since the respective contingencies were not achieved at June 30, 2008. In connection with the Intersema acquisition, the Company has earnings performance based earn-out obligations totaling $20,000, none of which was accrued since the contingency was not achieved at June 30, 2008.

10. DERIVATIVE INSTRUMENTS:

The Company has a number of foreign currency exchange contracts to manage exposure to fluctuations of the U.S. dollar relative to the Euro. These currency contracts have a total notional amount of $42 and $3,027 at June 30, 2008 and March 31, 2008, respectively. The exercise dates are through March 2009 at an average exchange rate of $1.35 (Euro to U.S. dollar conversion rate). Since these derivatives are not designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, changes in their fair value are recorded in earnings, not in accumulated other comprehensive income. As of June 30, 2008 and March 31, 2008, the fair value of these contracts was an asset of $7 and $34, respectively.

11. DISCONTINUED OPERATIONS:

Effective December 1, 2005, the Company completed the sale to Fervent Group Limited (FGL) of its Consumer Products segment, including its Cayman Island subsidiary, Measurement Limited. FGL is a company controlled by the owners of River Display Limited, the Company’s long time partner and primary supplier of consumer products in Shenzhen, China. Under the terms of the agreement, the Company sold to FGL the Company’s Consumer Division for $8,500 in cash and a two-year non-interest bearing promissory note receivable from FGL. The Company recorded the promissory note receivable net of imputed interest of 5% at $3,800. In addition, the Company could have earned an additional $5,000 if certain performance criteria (sales and margin targets) were met within the first year. The Company recorded $2,156 of the earn-out in fiscal year 2007, because a portion of the earn-out targets were met. This amount is net of imputed interest, payable over eight quarters, and was reported in the 2007 consolidated statement of operations as the gain on disposition of discontinued operations. The related receivable is included in the condensed consolidated balance sheet as current and non-current portions of promissory note receivable. At June 30, 2008 and March 31, 2008, the promissory notes receivable related to the sale and earn-out of the Consumer business totaled $540 and $809, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands, except per share data)

FORWARD-LOOKING STATEMENTS

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Certain information included or incorporated by reference in this Quarterly Report may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, margins, expenses, tax provisions (or reversals of tax provisions), earnings or losses from operations, cash flows, synergies or other financial items; plans, strategies and objectives of management for future operations, including statements relating to potential acquisitions, executive compensation and purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that Measurement Specialties, Inc. (“MEAS”, the “Company,” “we,” “us,” “our”) intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “forecast,” “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.

Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, many of which are beyond our control. Actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made. Factors that might cause actual results to differ materially from the expected results described in or underlying our forward-looking statements include:

•	Conditions in the general economy and in the markets served by us;

•	Competitive factors, such as price pressures and the potential emergence of rival technologies;

•	Interruptions of suppliers’ operations or the refusal of our suppliers to provide us with component materials;

•	Timely development, market acceptance and warranty performance of new products;

•	Changes in product mix, costs and yields and fluctuations in foreign currency exchange rates;

•	Uncertainties related to doing business in Europe and China;

•	Legislative initiatives, including tax legislation and other changes in the Company’s tax position;

•	Legal proceedings, and

•
The risk factors listed from time to time in the reports we file with the SEC, including those described below under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2008.

This list is not exhaustive. Except as required under federal securities laws and the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”), we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changes in assumptions or otherwise.

OVERVIEW

Measurement Specialties, Inc. is a leader in the design, development and manufacture of sensors and sensor-based systems for original equipment manufacturers and end users, based on a broad portfolio of proprietary technology. The Company is a multi-national corporation with nine primary manufacturing facilities strategically located in the United States, China, France, Ireland, Germany and Switzerland, enabling the Company to produce and market world-wide a broad range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for automotive, medical, consumer, military/aerospace, and industrial applications. The Company’s sensor products include pressure sensors and transducers, linear/rotary position sensors, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors, humidity and temperature sensors. The Company's advanced technologies include piezo-resistive silicon sensors, application-specific integrated circuits, micro-electromechanical systems, piezoelectric polymers, foil strain gauges, force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, electromagnetic displacement sensors, hygroscopic capacitive sensors, ultrasonic sensors, optical sensors, negative thermal coefficient ceramic sensors and mechanical resonators.

Effective December 1, 2005, we completed the sale of our Consumer segment, including our Cayman Island subsidiary, Measurement Limited (“ML”), to Fervent Group Limited (“FGL”). FGL is a company controlled by the owners of River Display Limited, our long time partner and primary supplier of consumer products in Shenzhen, China. Accordingly, the related financial statements for the Consumer segment are reported as discontinued operations. All comparisons in Management’s Discussion and Analysis for each of the periods ended June 30, 2008 and 2007, exclude the results of these discontinued operations except as otherwise noted.

EXECUTIVE SUMMARY

The Company continues to deliver strong growth in sales and profitability through organic growth and through acquisitions. Over the past four years, the Company has grown sales at a compounded rate of 40% per year as a result of consistent organic growth and growth through acquisitions. We have consummated twelve acquisitions since June 2004 with a cumulative purchase price exceeding $154,000, establishing new lines of business and/or expanding our geographic footprint.

Consistent with our strategy to expand our product portfolio and global footprint, we completed two acquisitions in fiscal 2008. In November 2007, we acquired the assets of Visyx, including novel intellectual property that utilizes a mechanical resonator to measure fluid properties. Under the leadership of our Humidity/Chemical Gas/Temperature/Optical Group (“HTG”) in Toulouse, we have been able to advance the program and introduce production-ready prototypes to the market. While we are very enthusiastic about our progress and the initial customer commitment, we do not anticipate generating material sales until calendar year 2009, and accordingly, the investment being made in this technology negatively influenced operating results in fiscal 2008 and the first quarter of fiscal 2009. In December 2007 we acquired Intersema, a manufacturer of pressure sensors and modules. As a result of front-end loaded amortization, higher interest due to increased debt, significant appreciation of the Swiss franc from acquisition date, and specific integration and short term operating issues, Intersema’s operating results underperformed relative to our expectations. Despite the shortfall from our expectations, we believe we will see meaningful positive earnings per share (“EPS”) contribution for these acquisitions in fiscal 2010 and beyond.

To support the Intersema acquisition, we expanded our revolving credit facility in December 2007 by $66,000 to $121,000. As a result, we have approximately $63,000 available under the revolving facility which is limited by covenants to $53,000, as well as approximately $27,000 in cash. We expect to continue our acquisition strategy in fiscal 2009 and beyond and we believe our strong liquidity positions us well to capitalize on opportunities that will likely arise as a result of the challenging market conditions.

A core tenet of our strategy is providing customized solutions to our customers.  To cost effectively deliver this service, we have expanded our infrastructure in China considerably.  Today, products generating approximately 60% of our net sales are manufactured in China and nearly 70% of our global employees are in our China operation.  Given our commitment to the region in general, and Shenzhen in particular, and in order to mitigate the continued lease cost escalation in the future and add adequate room for expansion, we made the decision two years ago to lease property in Shenzhen and build a new manufacturing facility and Asian headquarters.  We began construction on a 230,000 square foot facility last March, and expect to complete construction in late calendar 2008.  The total estimated investment in the new facility is $12,000, at the upper end of our initial estimated range when stated in U.S. dollars, largely due to the appreciation of the Chinese renminbi (“RMB”).  In addition to providing a low cost operation from which we can support other regions of the world, we believe our operation in China provides a gateway to drive increased sales in China and Asia.  Our local sales in China, while relatively small today, are expanding at nearly twice the rate of our overall growth rate, and remain a key area of opportunity for the Company.

Lastly, we continue to build and strengthen the relationship with our largest customer, Sensata. Over the past few months, the Company and Sensata have reached agreement on a three-year arrangement that establishes minimum volume thresholds and associated rebates that we believe benefit both businesses. In addition, the Company and Sensata are working together to develop additional automotive sensors to support future automotive requirements. The Company believes that its relationships with Sensata and other customers are strong and will continue to grow. In general, the Company believes that its diversified product mix and customer base is a strength during difficult market conditions.

TRENDS

There are a number of trends that we expect will likely have material effects on the Company in the future, including sales growth, costs, capital spending, changes in foreign currency exchange rates relative to the U.S. dollar, changes in debt levels and interest rates and shifts in effective tax rates. Additionally, sales and results of operations could be impacted by additional acquisitions, though there is no specific timetable for any such transaction.

Over the past 5 years, we have enjoyed annual organic sales growth ranging from 12% in fiscal 2008 to as high as 20% in previous years. Including sales from acquired companies, our compounded annual growth rate from fiscal 2004 to fiscal 2008 was approximately 40%. Factors that influence our organic growth rate from year to year include our market growth with existing applications and successful introduction of new products and applications that allow us to gain market share. In general, we expect the sensor market will continue to expand at a higher rate than overall economic growth as a result of the increase in sensor content in various products across most end markets. While we believe this market will be robust regardless of economic cycles, our customers are clearly impacted by macro-economic trends. Accordingly, we believe our lower organic growth in fiscal 2008 as compared to prior years was in part due to slower growth of our customers in certain markets and regions. Additionally, our historical organic growth has been favorably influenced by the growth of our largest customer, Sensata. However, as a result of an in-sourcing program and a volume rebate program, we expect sales with Sensata to be relatively flat over the next few years, and therefore reduce our total organic growth as compared to prior years. For fiscal 2009, we expect total sales of approximately $255,000, excluding any additional acquisitions.

Gross margins have trended down over the past several years, largely due to unfavorable product sales mix (both in terms of organic growth and acquired sales) and the impact of the increase in the value of the RMB relative to the U.S. dollar. Growth with Sensata over the past several years, which serves primarily the auto market and carries a lower gross margin than our average, has grown faster than our average growth and therefore contributed to the overall decline in gross margin. Additionally, recent acquisitions have operated with a lower gross margin than our pre-acquisition average, resulting in a decline in the consolidated margin. Finally, given that the Company has more costs than sales denominated in RMB, increases in the RMB relative to the U.S. dollar have resulted in margin erosion. We have also experienced inflationary increases in raw material commodities and wages (particularly in China), and while we have generally been successful in offsetting these increases with productivity gains, inflationary pressures remain a risk and concern in fiscal 2009. While the sales growth rate in fiscal 2009 will likely be lower than prior years, we anticipate the mix of sales to improve, in part due to lower proportion of anticipated sales from Sensata. For fiscal 2009, we anticipate our overall average gross margins to be in the range of 41% to 44% as compared to gross margins of 41.8% and 43.7% for fiscal years 2008 and 2007, respectively.

While gross margin has declined over the last several years, Selling, General and Administrative expense (“SG&A”) as a percent of sales has also declined. We have been successful in leveraging our SG&A expense; growing SG&A expense more slowly than our growth in sales. As a percent of sales, SG&A has declined to 26.5% in fiscal 2008, as compared to 28.1% and 32.1% in fiscal 2007 and 2006, respectively. Given fiscal 2009 sales growth will likely be lower than in past years, as well as a result of higher investment in new programs that are not yet generating sales (such as our new fluid property sensor), we are not expecting improvement in SG&A as a percent of sales in fiscal 2009.

Amortization of acquired intangible assets increased dramatically from fiscal 2004 to fiscal 2007, associated with the acquisitions completed over those periods. Amortization is disproportionately loaded more in the initial year, and therefore amortization expense is higher in the quarters immediately following a transaction, and declines after the first year based on how various intangible assets are valued and amortized. With the acquisition of Intersema and Visyx recently completed, amortization will increase in fiscal 2009 as compared to fiscal 2008 to approximately $5,000.

In addition to the margin exposure as a result of the depreciation of the U.S. dollar due to higher level of costs than sales denominated in RMB, the Company also has foreign currency exchange exposures with balance sheet accounts. When foreign currency exchange rates fluctuate, there is a resulting revaluation of assets and liabilities denominated and accounted for in foreign currencies. Foreign currency exchange (“fx”) expense due to the revaluation of balance sheet accounts with realized fx transactions and unrealized fx translation adjustments has increased sharply in recent years. For example, our Swiss company, Intersema, which uses the Swiss franc as their functional currency, holds cash denominated in foreign currencies (U.S. dollar and Euro). As the Swiss franc appreciates against the U.S. dollar and/or Euro, the cash balances held in those denominations are devalued when stated in terms of Swiss franc. These transaction and translation losses are reflected in our “Foreign Currency Exchange Loss.” Aside from cash, our foreign entities generally hold receivables in foreign currencies, as well as payables. In fiscal 2008, we posted a net expense of $618 in realized and unrealized foreign exchange losses associated with the revaluation of foreign assets held in foreign entities. We would expect to see continued fx expense associated with a weakening U.S. dollar, although we anticipate less change against the Euro in fiscal 2009 as compared to fiscal 2008. We continue to evaluate various global hedging strategies in order to manage this exposure.

Our overall effective tax rate will continue to fluctuate as a result of the allocation of earnings between various taxing jurisdictions with varying tax rates and with changes in tax rates. However, we expect our overall effective tax rate to generally increase due to (a) more of our total income being generated in Europe and the United States, which are subject to higher effective tax rates than our average and (b) an increase in the China effective tax rate due to changes in the China tax law effective January 1, 2008.

The Company expects to continue investing in various capital projects in fiscal 2009 at a rate comparable to fiscal 2008. Excluding the investment in the new China facility, capital spending is expected to remain in the range of 4.5% to 5.0% of sales.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS FROM CONTINUING OPERATIONS IN OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007, RESPECTIVELY:

`	Three months ended June 30 ,			Percent
	2008	2007	Change	Change
Net sales	$58,998	$53,151	$5,847	11.0
Cost of goods sold	33,757	30,267	3,490	11.5
Gross profit	25,241	22,884	2,357	10.3
Operating expenses:
Selling, general, and administrative	17,425	14,970	2,455	16.4
Non-cash equity based compensation (SFAS 123R)	798	813	(15)	(1.8)
Amortization of acquired intangibles	1,364	807	557	69.0
Total operating expenses	19,587	16,590	2,997	18.1
Operating income	5,654	6,294	(640)	(10.2)
Interest expense, net	706	1,186	(480)	(40.5)
Foreign currency exchange loss (gain)	(63)	36	(99)	(275.0)
Other expense (income)	(421)	102	(523)	(512.7)
Income from continuing operations before minority interest and income taxes	5,432	4,970	462	9.3
Minority interest, net of income taxes	77	82	(5)	(6.1)
Income from continuing operations before income taxes	5,355	4,888	467	9.6
Income tax expense from continuing operations	1,500	1,173	327	27.9
Income from continuing operations	$3,855	$3,715	$140	3.8

Net Sales: Net sales for the quarter increased 11.0% or $5,847 from $53,151 to $58,998. Organic sales growth, which is defined as net sales excluding sales attributed to Visyx and Intersema, which we acquired in fiscal 2008 (the “Acquisitions”), was $1,699 or 3%. The overall organic sales growth for fiscal 2009 is expected to be lower than the past few years mainly driven by lower pressure sensor sales to Sensata, the Company’s largest customer, the loss of a large medical customer (optical) and general market conditions. While we expect Sensata to be flat for the year, the Company’s first quarter Sensata sales continued at strong levels and favorably impacted quarter-to-quarter growth of our Pressure/Force Group (PFG). Humidity sales during the quarter were also strong due to continued success of our humidity products in fogging prevention and engine management applications, as well as sense elements used in the measurement of mass air flow. Sales growth in the Pressure sensors, Humidity sensors Temperature and Piezo sensors were offset by a decline in Optical sensor sales due to the loss of a customer. Although the Company is seeing some softening of sensors demand due to macro-economic conditions, we believe our diverse product offering and customer base will help the Company during difficult economic periods.

Gross Margin: Gross margin (gross profit as a percent of net sales) decreased to 42.8% for the quarter ended June 30, 2008 from 43.1% during the quarter ended June 30, 2007. The decline in margin is due to several factors, including product sales mix, the strengthening of the Chinese RMB, and higher depreciation expense, as well as the impact on various costs resulting from higher prices for oil and other commodities. The unfavorable product sales mix is largely associated with increased sales of lower gross margin products. This would include sales to our largest customer, Sensata, which primarily serves the automotive market and carries a lower gross margin than our average. There has also been an adverse impact on margins due to increases in certain costs reflecting the pervasive impact on costs associated with higher prices for oil and other commodities. During the quarter ended June 30, 2008, the Chinese RMB exchange rate relative to the U.S. dollar appreciated approximately over 2% as compared to the same period last year. This translates to approximately $440 in annualized margin erosion.

On a continuing basis, our gross margin in our business may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates, and other factors.

Operating Expense and Selling, General and Administrative: Overall, total operating expenses increased $2,997 or 18.1% to $19,587 largely due to costs associated with acquisitions. As a percent of net sales, operating expenses increased to 33.2% from 31.2%. The increase in operating expenses as a percent of net sales is due to costs increasing at a higher rate as compared to net sales, which is the resulting impact of higher salaries, amortization and professional fees and other costs directly related to Acquisitions.

SG&A expenses increased $2,455 or 16.4% to $17,425 for the three months ended June 30, 2008 from $14,970 for the same period last year. As a percentage of net sales, SG&A expenses increased to 29.5% from 28.2%. The largest increases were with wages and professional fees. Higher wages reflect, among other things, additional salaries with 2008 Acquisitions, and professional fees reflect legal and accountant fees associated with acquisitions, related integration costs, and fiscal year end audit and tax work. Approximately $1,600 of the $2,455 increase in SG&A was associated with fiscal 2008 Acquisitions.

Stock Option Expense: Stock option expense decreased $15 to $798 from $813 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Stock option expense represents non-cash equity based compensation under SFAS No. 123R, Share-Based Payment. Total compensation cost related to share based payments not yet recognized totaled $3,911 at June 30, 2008, which is expected to be recognized over a weighted average period of approximately 1.6 years.

Amortization of acquired intangibles: Amortization of acquired intangible assets increased $557 to $1,364 for the three months ended June 30, 2008 as compared to $807 for the three months ended June 30, 2007, which is mainly due to higher amortization expense associated with the 2008 Acquisitions. Amortization expense for intangible assets is higher during the first year after an acquisition because, among other things, the order back-log is fully amortized during the initial year.

Interest expense, net: Interest expense decreased $480 to $706 for the three months ended June 30, 2008 from $1,186 during the three months ended June 30, 2007. The decrease in interest expense is primarily attributable to the decrease in interest rates from 7.7% last year to 4.8% this year, partially offset by an increase in the average total outstanding debt from an average amount outstanding of $58,115 during the three months ended June 30, 2007 to $74,046 during the three months ended June 30, 2008.

Foreign Currency Exchange Gain or Loss: The fluctuation in foreign currency exchange gain or loss from a loss last year to a gain this year mainly reflects the gain from the fluctuation of the Swiss franc (CHF) relative to the U.S. dollar associated with the acquisition of Intersema.

Other expense and income: Other expense and income consist of various non-operating items, including sales of tooling and other miscellaneous income and expense items. The swing from an expense of $102 last year to income of $421 reflects approximately $500 of Chinese incentives for foreign investments provided to the Company.

Income Taxes: Total income tax expense during the first quarter of fiscal 2009 increased $327 to $1,500, as compared to $1,173 for the first quarter of fiscal 2008. The increase in income tax expense is primarily because of the overall increase in the estimated consolidated effective tax rate.

Our overall effective tax rate (income tax from continuing operations divided by income from continuing operations before income taxes) was approximately 28% for the three months ended June 30, 2008. The Company’s overall effective rate has increased relative to the overall effective tax rate of 24% during the three months ended June 30, 2007. The Company’s overall effective rate in fiscal 2009 has been impacted by a higher portion of taxable income expected to be earned in tax jurisdictions with higher tax rates as compared to fiscal 2008. The shift of taxable earnings is mainly with the forecast of higher earnings in the United States and Europe, as a result of continued cost controls, operating leverage, and lower interest expense, in addition to the recent increase in the tax rates in China. The overall estimated effective tax rate is based on expectations and other estimates and involves complex domestic and foreign tax issues, which are monitored closely, but are subject to change.

LIQUIDITY AND CAPITAL RESOURCES

The $5,217 increase in cash balances at June 30, 2008 as compared to March 31, 2008 is mainly due to the increase in cash balances in China. Cash balances in China increased $4,500 mainly because of funding the construction of the new China facility. Other factors contributing to the fluctuation in cash balances at June 30, 2008 include overall cash generated from operations partially offset by purchases of property and equipment and debt payments. Cash balances are expected to decline as the Company funds the construction of the new facility in China, pays down debt and implements various strategies to improve cash and working capital management.

Cash provided from operating activities was $9,322 for the three months ended June 30, 2008, as compared to $9,388 for the three months ended June 30, 2007. Overall, cash provided by operations did not fluctuate significantly relative to the prior year, even though there were fluctuations in a number of categories which offset one another. The positive operating cash flows during the current year resulting from improvements in collections of accounts receivable and higher depreciation and amortization expense were mostly offset by higher inventory balances due to moderating organic sales growth and building of inventory in China for the anticipated facility move and lower accounts payable balances. Additionally, in comparing net cash provided by operating activities, the current year did not have the $1,275 payment of the accrued litigation settlement. We expect to continue to build inventory in the second quarter in preparation of our China facility move.

Net cash used in investing activities was $3,314 for the three months ended June 30, 2008 as compared to $2,307 for the corresponding period last year. Overall capital spending levels of $3,318 for the three months ended June 30, 2008 were higher than the $2,341 for the three months ended June 30, 2007, because of capital expenditures related to the Company’s new facility in China, as well as various capital projects for production equipment.

Financing activities for the three months ended June 30, 2008 used $940 of net cash, as compared to $2,962 used in financing activities during the same period last year, reflecting scheduled debt payments.

Long-Term Debt: To support the financing of the acquisitions of YSI Temperature and BetaTHERM (See Note 6), effective April 1, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended and Restated Credit Facility”) with General Electric Capital Corporation (“GE”) which, among other things, increased the Company’s existing credit facility from $35,000 to $75,000, consisting of a $55,000 revolving credit facility and a $20,000 term loan, and lowered the applicable London Inter-bank Offered Rate (“LIBOR”) or Index Margin from 4.50% and 2.75%, respectively, to LIBOR and Index Margins of 2.75% and 1.0%, respectively. To support the financing of the acquisition of Intersema (See Note 6), the Company entered into an Amended Credit Agreement (“Amended Credit Facility”) with GE effective December 10, 2007 which, among other things, increased the Company’s existing revolving credit facility from $55,000 to $121,000 and lowered the applicable LIBOR or Index Margin from 2.75% and 1.0%, respectively, to LIBOR and Index Margins of 2.00% and 0.25%, respectively. Interest accrues on the principal amount of the borrowings at a rate based on either LIBOR plus a LIBOR margin, or at the election of the borrower, at an Index Rate (prime based rate) plus an Index Margin. The applicable margins may be adjusted quarterly based on a change in specified financial ratios. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, annual capital expenditures, and other related items. The availability of the revolving credit facility is not based on any borrowing base requirements, but borrowings are limited by certain financial covenants. The term portion of the Amended Credit Facility totaled $20,000 and the term loan portion of our credit facility was not changed with the Amended Credit Facility. The term loan is payable in $500 quarterly installments plus interest through March 1, 2011, with a final payment of $10,500 payable on April 3, 2011. The Company has provided a security interest in substantially all of the Company’s U.S. based assets as collateral for the Amended Credit Facility. At March 31, 2008, the Company was in compliance with applicable financial covenants.

As of June 30, 2008, the Company utilized the LIBOR based rate for approximately $67,000, and the balance of the total credit facility utilized the Index based Rate. The weighted average interest rate applicable to borrowings under the revolving credit facility was approximately 4.8% at June 30, 2008. As of June 30, 2008, the outstanding borrowings on the revolver, which is classified as long-term debt, were $58,206, and the Company had an additional $62,794 available under the revolving credit facility. The Company’s borrowing capacity is limited by financial covenant ratios, and at June 30, 2008, the Company could borrow an additional $53,000. Commitment fees on the unused balance were equal to .375% per annum of the average amount of unused balances.

In connection with the acquisition of Intersema, the Company issued unsecured promissory notes (“Intersema Notes”) denominated in Swiss francs totaling $9,813, of which $2,453 is classified as current at June 30, 2008. The Intersema Notes are payable in four annual installments of $2,453 beginning December 28, 2008 and bear an interest rate of 4.5% per year.

LIQUIDITY

At June 30, 2008, we had approximately $26,782 of available cash and $53,000 of borrowing capacity under the revolving credit facility. This cash balance includes cash of $9,196 in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations. We believe the Company’s financial position, generation of cash and ability to refinance or obtain additional financing will be sufficient to meet funding of day-to-day and material short and long-term commitments for the foreseeable future.

ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consists of foreign currency translation adjustments, which relate to the Company’s European and Asian operations and the effects of changes in the exchange rates of the U.S. dollar relative to the Euro, Chinese renminbi, Hong Kong dollar, Japanese Yen and Swiss franc.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require management to change them.   Accordingly, management regularly reviews these estimates and assumptions based on historical experience, changes in the business environment and other factors that management believes to be reasonable under the circumstances.   Management discusses the development, selection and disclosures concerning critical accounting policies with the Audit Committee of its Board of Directors.   There have been no significant changes to the Application of Critical Accounting Policies disclosure contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.

NEW ACCOUNTING PRONOUNCEMENT

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). This new standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

On February 12, 2008, the FASB issued FASB Staff Positions that delayed for one year the applicability of SFAS No. 157’s fair-value measurement requirements to certain nonfinancial assets and liabilities, exclude most lease accounting fair-value measurements from SFAS No. 157’s scope, and defer the effective date of the AICPA Statement of Positions that defines “investment company” for purposes of applying the industry-specific guidance in an AICPA guide.

The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, except for that portion of provisions deferred for one year by the February 12, 2007 FASB Staff Positions. Effective April 1, 2008, the Company adopted the applicable provisions of SFAS No. 157, except for that portion of the provisions deferred for one year. The implementation of the adopted provisions of SFAS No. 157 did not have a material impact on the Company’s financial position or results of operations. Management is currently evaluating the effect that the adoption of the deferred portions of provision of SFAS No. 157 will have on the Company’s financial statements.

DIVIDENDS

We have not declared cash dividends on our common equity. The payment of dividends is prohibited under the Amended Credit Facility.

At present, there are no material restrictions on the ability of our Hong Kong and European subsidiaries to transfer funds to us in the form of cash dividends, loans, advances, or purchases of materials, products, or services. Chinese laws and regulations, including currency exchange controls, restrict distribution and repatriation of dividends by our China subsidiary. Additionally, there are certain Swiss fiscal restrictions related to the distribution of CHF 10,412 or approximately $10,200 of pre-acquisition retained earnings with Intersema.

SEASONALITY

As a whole, there is no material seasonality in our sales. However, general economic conditions have an impact on our business and financial results, and certain end-use markets experience certain seasonality. For example, European sales are often lower in summer months and OEM sales are often stronger immediately preceding and following the introduction of new products.

INFLATION

We compete on the basis of product design, features, and value. Accordingly, our revenues generally have kept pace with inflation, notwithstanding that inflation in the countries where our subsidiaries are located has been consistently higher than inflation in the United States. Increases in labor costs have not had a significant impact on our business because most of our employees are in China, where prevailing labor costs are relatively low. However, we have experienced increases in material costs, such as steel, non-ferrous metals and petroleum-based products, as well as the impact of the appreciation of the RMB relative to the U.S. dollar.

OFF-BALANCE SHEET ARRANGEMENTS

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

AGGREGATE CONTRACTUAL OBLIGATIONS

Estimated annual payments under contractual obligations as of June 30, 2008 are as follows:

Contractual Obligations:	Payment due by period
	Total	1 year	2-3 years	4-5 years	> 5years
Long-term debt obligations	$85,604	$5,320	$19,553	$60,731	$-
Interest obligation on long-term debt	14,951	4,109	7,448	3,394	-
Capital lease obligations	1,378	797	581	-	-
Operating lease obligations *	14,996	4,787	5,558	2,087	2,564
Other long-term obligations**	824	624	200	-	-
Capital additions (China facility)	1,175	1,175	-	-	-
Total	$118,928	$16,812	$33,340	$66,212	$2,564

* - Minimum payments have not been reduced by minimum sublease rentals of $150 per year due in the future under non-cancelable subleases.
** - Other long-term obligations on the Company’s balance sheet under GAAP primarily consist of obligations under warranty polices and tax liabilities. The timing of cash flows associated with these obligations is based upon management’s estimate over the terms of these arrangements and are largely based on historical experience.

Amounts in the above table for operating lease obligations, other long-term obligations and capital additions are based on March 31, 2008 balances, because there have been no significant changes as of June 30, 2008. The above table excludes unresolved related earnout payments.

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

	For the three months ended June 30,
	2008	2007
Net Sales:
United States	$25,000	$27,307
France	7,808	6,250
Germany	4,842	4,250
Ireland	3,522	3,147
Switzerland	4,148	-
China	13,678	12,197
Total:	$58,998	$53,151

	June 30, 2008	March 31, 2008
Long Lived Assets:
United States	$6,769	$6,624
France	6,828	6,808
Germany	2,910	2,817
Ireland	4,250	4,263
Switzerland	2,272	2,418
China	19,123	17,785
Total:	$42,152	$40,715

The RMB appreciated by approximately 2% during the first three months of fiscal 2009, and during fiscal 2008, 2007 and 2006, the RMB appreciated approximately 9%, 4% and 3%, respectively. The Chinese government no longer pegs the renminbi to the U.S. dollar, but has a currency policy letting the renminbi trade in a narrow band against a basket of currencies. The Company has more expenses in renminbi than sales, and as such, when the U.S. dollar weakens relative to the renminbi, our operating profits decrease. Based on our net exposure of renminbi to U.S. dollars for the fiscal year ended March 31, 2008 and forecast information for fiscal 2009, we estimate a negative operating income impact of approximately $220 for every 1% appreciation in renminbi against the U.S. dollar (assuming no price increases passed to customers, and no associated cost increases or currency hedging). We continue to consider various alternatives to hedge this exposure, and have considered, but do not currently use, foreign currency contracts as a hedging strategy. We are attempting to manage this exposure through, among other things, pricing and monitoring balance sheet exposures for payables and receivables.

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

The Company has a number of foreign currency exchange contracts in Europe, as disclosed in Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008. These currency contracts have a total notional amount of $42 with exercise dates through June 2008 at an average exchange rate of $1.35 (Euro to U.S. dollar conversion rate). Since these derivatives are not designated as cash-flow hedges under SFAS No. 133, changes in their fair value are recorded in earnings, not in other comprehensive income. As of June 30, 2008 and March 31, 2008, the fair value of these contracts was an asset of $7 and $34, respectively.

To manage our exposure to potential foreign currency transaction and translation risks, we may purchase currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility accrues at a rate based on either a LIBOR rate plus a LIBOR margin or at an Indexed (prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at our election. Our results will be adversely affected by any increase in interest rates. For example, based on the $73,706 of total debt outstanding under these facilities at June 30, 2008, an annual interest rate increase of 100 basis points would increase interest expense and decrease our pre tax profitability by $737. We do not currently hedge this interest rate exposure.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer with the participation of management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.

(b) Changes in Internal Control Over Financial Reporting

During the first three months of fiscal 2008, management did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except for that relating to the material weakness reported in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008. Management identified, as of March 31, 2008, a material weakness in our internal control over financial reporting as follows:

The Company’s financial reporting personnel did not properly interpret the provisions of SFAS No. 52, Foreign Currency Translation, as it relates to foreign currency transaction gains and losses to be excluded from the determination of net income. As a result, the Company’s internal control over financial reporting policies and procedures relating to intercompany notes were not designed to properly record foreign currency exchange transaction gains and losses on intercompany notes that were to be paid in the foreseeable future. This deficiency represented a material weakness in our internal control over financial reporting and resulted in a material error in the Company's preliminary fourth fiscal quarter and annual 2008 consolidated financial statements. The material error was corrected in the Company’s final fourth fiscal quarter and annual 2008 consolidated financial statements.

During the quarter ended June 30, 2008, the Company, with the concurrence of the Company's Audit Committee, continues to implement the following changes to the Company's internal control over financial reporting:  Management reviews and assesses all significant intercompany transactions to ensure proper accounting of foreign currency exchange transaction gains and losses in accordance with the applicable accounting interpretations under the guidelines established under SFAS No.52, Foreign Currency Translation.

Management’s evaluation of our controls and procedures as of June 30, 2008 excluded the evaluation of internal controls for the Company’s joint venture in Japan, Nikisso-THERM (“NT”), and the Company’s recent acquisition of Intersema. NT is an entity consolidated pursuant to FIN 46R. The Company does not have the ability to dictate or modify the controls of NT, and the Company does not have the ability, in practice, to assess those controls. The Company continues to work on the integration of Intersema into the Company’s enterprise resource planning platform and management reporting/analysis information systems. At June 30, 2008, NT and Intersema represented $3,288 and $12,558 in total assets, excluding goodwill and intangible assets resulting from the Intersema acquisition and $1,087 and $4,148 in net sales, respectively.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pending Matters: From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, or operating results.

ITEM 1A. RISK FACTORS

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2008 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual report on Form 10-K for the year ended March 31, 2008.

ITEM 6. EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Measurement Specialties, Inc.
(Registrant)

Date: August 6, 2008	By:	/s/ Frank D. Guidone
Frank D. Guidone
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2008	By:	/s/ Mark Thomson
Mark Thomson
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.17	Executive Employment Agreement dated December 7, 2005 by and between Measurement Specialties, Inc. and Steve Smith

10.18	Executive Employment Agreement dated February 15, 2008 by and between Measurement Specialties, Inc. and Glen MacGibbon

31.1	Certification of Frank D. Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Mark Thomson required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Frank D. Guidone and Mark Thomson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350