Form 10-Q
period 2008-09-30
Measurement Specialties Inc
filed 2008-11-05
CIK 778734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,473,938 shares of common stock, no par value per share, as of October 31, 2008.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS
SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands, except per share amounts)	2008	2007	2008	2007
Net sales	$58,888	$56,462	$117,886	$109,613
Cost of goods sold	33,851	33,101	67,608	63,368
Gross profit	25,037	23,361	50,278	46,245
Total operating expenses	18,510	16,086	38,098	32,677
Operating income	6,527	7,275	12,180	13,568
Interest expense, net	806	1,207	1,512	2,393
Foreign currency exchange loss	396	405	332	442
Other expense (income)	68	(134)	(353)	(33)
Income from continuing operations before minority interest and income taxes	5,257	5,797	10,689	10,766
Minority interest, net of income taxes	93	78	170	161
Income tax expense from continuing operations	1,446	2,370	2,945	3,543
Income from continuing operations	3,718	3,349	7,574	7,062
Discontinued operations:
Income from discontinued operations before income taxes	-	20	-	56
Income tax expense from discontinued operations	-	-	-	6
Income from discontinued operations	-	20	-	50
Net income	$3,718	$3,369	$7,574	$7,112

Net income per common share - Basic:
Income from continuing operations	$0.26	$0.24	$0.52	$0.50
Income from discontinued operations	-	-	-	-
Net income per common share - Basic	$0.26	$0.24	$0.52	$0.50

Net income per common share - Diluted:
Income from continuing operations	$0.26	$0.23	$0.52	$0.49
Income from discontinued operations	-	-	-	-
Net income per common share - Diluted	$0.26	$0.23	$0.52	$0.49

Weighted average shares outstanding - Basic	14,454	14,318	14,453	14,303
Weighted average shares outstanding - Diluted	14,530	14,502	14,532	14,481

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands)	September 30, 2008	March 31, 2008

ASSETS

Current assets:
Cash and cash equivalents	$22,714	$21,565
Accounts receivable, trade, net of allowance for doubtful accounts of $893 and $696, respectively	35,583	39,919
Inventories, net	44,719	40,286
Deferred income taxes, net	4,474	4,299
Prepaid expenses and other current assets	4,201	3,760
Other receivables	1,136	1,270
Due from joint venture partner	1,431	2,155
Current portion of promissory note receivable	271	809
Total current assets	114,529	114,063

Property, plant and equipment, net	43,389	40,715
Goodwill	94,248	95,710
Acquired intangible assets, net	27,337	31,766
Deferred income taxes, net	2,084	1,769
Other assets	1,517	1,592
Total Assets	$283,104	$285,615

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share amounts)	September 30, 2008	March 31, 2008

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of promissory notes payable	$2,279	$2,511
Current portion of long-term debt	2,612	3,157
Current portion of capital lease obligation	730	822
Accounts payable	21,897	23,523
Accrued expenses	3,840	3,634
Accrued compensation	6,226	7,067
Income taxes payable	2,483	751
Other current liabilities	3,505	3,510
Total current liabilities	43,572	44,975

Revolver	54,214	58,206
Promissory notes payable, net of current portion	6,836	7,535
Long-term debt, net of current portion	14,011	15,309
Capital lease obligation, net of current portion	346	781
Other liabilities	1,229	1,067
Total liabilities	120,208	127,873

Minority interest	2,119	1,953

Shareholders' equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	-	-
Common stock, no par; 25,000,000 shares authorized; 14,471,118 and 14,440,848 shares issued and outstanding, respectively	-	-
Additional paid-in capital	80,420	78,720
Retained earnings	69,513	61,939
Accumulated other comprehensive income	10,844	15,130
Total shareholders' equity	160,777	155,789
Total liabilities, minority interest and shareholders' equity	$283,104	$285,615

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)
				Accumulated
		Additional		Other
	Shares of Common	paid-in	Retained	Comprehensive		Comprehensive
(Dollars in thousands)	Stock	capital	Earnings	Income (loss)	Total	Income
Balance, March 31, 2007	14,280,364	$73,399	$45,497	$1,741	$120,637
Comprehensive income:
Net income		-	7,112	-	7,112	$7,112
Currency translation adjustment		-	-	3,717	3,717	3,717
Comprehensive income		-	-	-	-	$10,829
Non-cash equity based compensation (SFAS 123R)		1,633	-	-	1,633
Amounts from exercise of stock options	95,182	1,018	-	-	1,018
Balance, September 30, 2007	14,375,546	$76,050	$52,609	$5,458	$134,117

Balance, March 31, 2008	14,440,848	$78,720	$61,939	$15,130	$155,789
Comprehensive income:
Net income		-	7,574	-	7,574	$7,574
Currency translation adjustment		-	-	(4,286)	(4,286)	(4,286)
Comprehensive income		-	-	-	-	$3,288
Non-cash equity based compensation (SFAS 123R)		1,524	-	-	1,524
Amounts from exercise of stock options	30,270	176	-	-	176
Balance, September 30, 2008	14,471,118	$80,420	$69,513	$10,844	$160,777

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six months ended September 30,
(Amounts in thousands)	2008	2007

Cash flows from operating activities:
Net income	$7,574	$7,112
Less: Income from discontinued operations - Consumer	-	50
Income from continuing operations	7,574	7,062

Adjustments to reconcile net income to net cash
provided by operating activities from continuing operations:
Depreciation and amortization	6,577	4,447
Loss on sale of assets	107	44
Provision for doubtful accounts	203	106
Provision for inventory reserve	231	479
Provision for warranty	120	355
Minority interest	170	161
Non-cash equity based compensation (SFAS 123R)	1,524	1,633
Deferred income taxes	(430)	673
Net change in operating assets and liabilities:
Accounts receivable, trade	3,786	(807)
Inventories	(4,915)	(1,737)
Prepaid expenses, other current assets and other receivables	(500)	(504)
Other assets	834	(183)
Accounts payable	(1,018)	2,472
Accrued expenses, accrued compensation, other current and other liabilities	(386)	(1,317)
Accrued litigation settlement expenses	-	(1,275)
Income taxes payable	1,697	297
Net cash provided by operating activities from continuing operations	15,574	11,906
Cash flows used in investing activities from continuing operations:
Purchases of property and equipment	(7,966)	(4,934)
Proceeds from sale of assets	4	25
Net cash used in investing activities from continuing operations	(7,962)	(4,909)
Cash flows from financing activities from continuing operations:
Repayments of long-term debt	(1,671)	(1,340)
Borrowings of short-term debt, revolver and notes payable	9	4,159
Repayments of short-term debt, revolver, captial leases and notes payable	(4,416)	(10,526)
Minority interest payments	-	(243)
Proceeds from exercise of options	176	1,018
Net cash used in financing activities from continuing operations	(5,902)	(6,932)

Net cash provided by operating activities of discontinued operations	-	126
Net cash provided by investing activities of discontinued operations	540	1,492
Net cash provided by discontinued operations	540	1,618

Net change in cash and cash equivalents	2,250	1,683
Effect of exchange rate changes on cash	(1,101)	281
Cash, beginning of year	21,565	7,709
Cash, end of period	$22,714	$9,673

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$1,279	$2,344
Income taxes	1,213	2,390

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC.  AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Interim Financial Statements: The information presented as of September 30, 2008 and for the three and six month periods ended September 30, 2008 and 2007 are unaudited, and reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of September 30, 2008, the results of its operations for the three and six month periods ended September 30, 2008 and 2007, and cash flows for the six month periods ended September 30, 2008 and 2007. The Company’s March 31, 2008 balance sheet information was derived from the audited consolidated financial statements for the year ended March 31, 2008, which are included as part of the Company’s Annual Report on Form 10-K.

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

Description of Business: Measurement Specialties, Inc. (the “Company,” “we,” “us” or “our”) is a leader in the design, development and manufacture of sensors and sensor-based systems for original equipment manufacturers and end users, based on a broad portfolio of proprietary technology. The Company is a multi-national corporation with nine primary manufacturing facilities strategically located in the United States, China, France, Ireland, Germany and Switzerland, enabling the Company to produce and market world-wide a broad range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for automotive, medical, consumer, military/aerospace, and industrial applications. The Company’s sensor products include pressure sensors and transducers, linear/rotary position sensors, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors, humidity and temperature sensors. The Company's advanced technologies include piezo-resistive silicon sensors, application-specific integrated circuits, micro-electromechanical systems, piezoelectric polymers, foil strain gauges, force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, electromagnetic displacement sensors, hygroscopic capacitive sensors, ultrasonic sensors, optical sensors, negative thermal coefficient ceramic sensors and mechanical resonators.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and its joint venture in Japan. All significant intercompany balances and transactions have been eliminated in consolidation.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, the Company consolidates its one variable interest entity (“VIE”) for which the Company is the primary beneficiary. With the purchase of YSI Temperature, the Company acquired a 50 percent ownership interest in Nikisso-THERM (“NT”), a joint venture in Japan. This joint venture is included in the condensed consolidated financial statements of the Company at September 30, 2008 and 2007 and March 31, 2008. At September 30, 2008 and March 31, 2008, NT had amounts due from Nikisso, NT joint venture partner, of $1,431  and $2,155, respectively.

The Company executed a restructuring of BetaTHERM Ireland Limited (“BIL”) during the quarter ended September 30, 2008, whereby the number of subsidiaries of BIL entities was consolidated from nine to two operating entities. This reorganization was effected to facilitate more efficient statutory reporting.

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

On February 12, 2008, the FASB issued FASB Staff Positions that delayed for one year the applicability of SFAS No. 157’s fair value measurement requirements to certain nonfinancial assets and liabilities, excluded most lease accounting fair-value measurements from SFAS No. 157’s scope, and deferred the effective date of the AICPA Statement of Position that defines “investment company” for purposes of applying the industry-specific guidance in an AICPA guide.

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

In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (“SFAS No. 141R”) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment to ARB No. 51 (“SFAS No. 160”). SFAS No. 141R and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No.141R will be applied to business combinations occurring after the effective date. The accounting for contingent considerations under SFAS No. 141R requires the measurement of contingencies at the fair value on the acquisition date. Contingent considerations can be either a liability or equity based, and as such will be accounted for under SFAS No. 150, SFAS No. 133, or EITF 00-19. Subsequent changes to the fair value of the contingent consideration (liability) are recognized in earnings, not to goodwill, and equity classified contingent consideration amounts are not re-measured. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company is currently evaluating the effect that the adoption of SFAS No. 141R and SFAS No. 160 will have on its results of operations and financial position.

3.  STOCK BASED COMPENSATION AND PER SHARE INFORMATION

The Company accounts for stock-based compensation under SFAS No. 123R (Revised 2004), Share-Based Payment. Stock-based compensation expense for the three months ended September 30, 2008 and 2007 was $726 and $820, respectively, and for the six months ended September 30, 2008 and 2007 was $1,524 and $1,633, respectively. The estimated fair value of stock options granted during the three and six months ended September 30, 2008 approximated $85 and $142, respectively, net of expected forfeitures and is being recognized over their respective vesting periods. During the three and six months ended September 30, 2008, the Company recognized $18 and $31, respectively, of expense related to these options.

The Company has three share-based compensation plans for which options are currently outstanding. At the Company’s Annual Shareholders’ meeting on September 16, 2008, the Company’s shareholders approved a new stock-based compensation plan, the 2008 Equity Incentive Plan (“2008 Plan”). With the adoption of the 2008 Plan, no further options may be granted under the Company’s 2006 Stock Option Plan. The 2008 Plan permits the granting of incentive stock options, non-qualified stock options, and restricted stock units. Subject to certain adjustments, the maximum number of shares of common stock that may be issued under the 2008 Plan in connection with awards is 1,400,000 shares. These plans are administered by the compensation committee of the Board of Directors, which approves grants to individuals eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. The Chief Executive Officer can also grant individual awards up to certain limits as approved by the compensation committee. Awards are generally granted based on the individual’s performance. Terms for stock-option awards include pricing based on the closing price of the Company’s common stock on the award date, and generally vest over three to five year requisite service periods using a graded vesting schedule or subject to performance targets established by the compensation committee. Shares issued under stock option plans are newly issued common stock. Readers should refer to Note 14 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 for additional information related to the three share-based compensation plans under which options are currently outstanding and the Company’s 2008 Proxy Statement on Schedule 14A for our annual meeting of shareholders filed on July 29, 2008 for additional information related to the 2008 Plan.

During the three and six months ended September 30, 2008, the Company granted a total of 15,000 and 25,000 stock options, respectively, from the 2006 Stock Option Plan. The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of stock-based awards with the following assumptions for the indicated period.

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Dividend yield	-	-	-	-
Expected Volatility	40.3%	38.7%	39.8%	38.9%
Risk-Free Interest Rate	3.0%	4.9%	2.6%	4.6%
Expected term (in years)	2.0	2.0	2.0	2.0
Weighted-average grant-date fair value	$5.70	$9.64	$5.69	$9.31

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

During the six months ended September 30, 2008, approximately 30,270 stock options were exercised yielding $176 in cash proceeds and no tax benefit recognized as additional paid-in capital. During the six months ended September 30, 2007, approximately 95,182 stock options were exercised yielding $1,018 in cash proceeds and no tax benefit recognized as additional paid-in capital.

At September 30, 2008, there was $3,217 of unrecognized compensation cost adjusted for estimated forfeitures related to share-based payments, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

Per Share Information: Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options and warrants, less the shares that may be repurchased with the funds received from their exercise. Outstanding awards relating to approximately 1,866,430 and 1,466,645 weighted shares were excluded from the calculation for the three months ended September 30, 2008 and 2007, respectively, and approximately 1,861,949 and 1,604,420 weighted shares were excluded from the calculation for the six months ended September 30, 2008 and 2007, respectively, as the impact of including such awards in the calculation of diluted earnings per share would have had an anti-dilutive effect.

The computation of the basic and diluted net income per common share is as follows:

	Net income (Numerator)	Weighted Average Shares in thousands (Denominator)	Per-Share Amount
Three months ended September 30, 2008
Basic per share information	$3,718	14,454	$0.26
Effect of dilutive securities	-	76	-
Diluted per-share information	$3,718	14,530	$0.26

Three months ended September 30, 2007
Basic per share information	$3,369	14,318	$0.24
Effect of dilutive securities	-	184	(0.01)
Diluted per-share information	$3,369	14,502	$0.23

Six months ended September 30, 2008
Basic per share information	$7,574	14,453	$0.52
Effect of dilutive securities	-	79	-
Diluted per-share information	$7,574	14,532	$0.52

Six months ended September 30, 2007
Basic per share information	$7,112	14,303	$0.50
Effect of dilutive securities	-	178	(0.01)
Diluted per-share information	$7,112	14,481	$0.49

4. INVENTORIES

Inventories and inventory reserves for slow moving, obsolete and lower of cost or market exposures at September 30, 2008 and March 31, 2008 are summarized as follows:
	September 30, 2008	March 31, 2008
Raw Materials	$21,418	$17,474
Work-in-Process	5,856	6,140
Finished Goods	21,140	20,082
	48,414	43,696
Inventory Reserves	(3,695)	(3,410)
	$44,719	$40,286

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Property, plant and equipment are summarized as follows:
	September 30, 2008	March 31, 2008	Useful Life
Production equipment & tooling	$43,680	$43,893	3-10 years
Building and leasehold improvements	10,183	9,737	39 years or lesser of useful life or remaining term of lease
Furniture and equipment	12,195	12,000	3-10 years
Construction-in-progress	12,190	8,584
Total	78,248	74,214
Less: accumulated depreciation and amortization	(34,859)	(33,499)
	$43,389	$40,715

Total depreciation was $1,880 and $1,474 for the three months ended September 30, 2008 and 2007, respectively. Total depreciation was $3,854 and $2,901 for the six months ended September 30, 2008 and 2007, respectively. Property and equipment included $1,076 and $1,603 in capital leases at September 30, 2008 and March 31, 2008, respectively. Construction-in-progress at September 30, 2008 and March 31, 2008 includes approximately $10,128 and $7,364, respectively, related to the construction of the new facility in China.

6. ACQUISITIONS, GOODWILL AND ACQUIRED INTANGIBLES

Recent Acquisitions: As part of its growth strategy, the Company made twelve acquisitions since June 2004 with total purchase price exceeding $154,000, of which two acquisitions were made during each year ended March 31, 2008 and 2007. All of these acquisitions have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s consolidated financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors, including the future earnings and cash flow potential of these businesses, and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the process by which the Company acquired the business, and the complementary strategic fit and resulting synergies these businesses bring to existing operations.

Adjustments to decrease goodwill since March 31, 2008 relate to $301 in adjustments to purchase price allocations and $1,161 in translation adjustments for changes in foreign currency exchange rates. Goodwill balances presented in the condensed consolidated balance sheets of foreign acquisitions are translated at the exchange rate in effect at each balance sheet date; however, opening balance sheets used to calculate goodwill and acquired intangible assets are based on purchase date exchange rates, except for earn-out payments, which are recorded at the exchange rates in effect on the date the earn-out is accrued. The following briefly describes the Company’s acquisitions from the beginning of fiscal 2007 forward.

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

The Company filed with the Internal Revenue Service a 338(h)(10) election for the YSI Temperature acquisition in December 2006, which for tax purposes, provides treatment of the acquisition as an asset purchase with the underlying assets stepped up to the fair value rather than as a stock purchase, and as result of this election, the deferred taxes initially recorded are no longer reflected as part of purchase accounting.

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

Visyx: Effective November 20, 2007, the Company acquired certain assets of Visyx Technologies, Inc. (Visyx”) based in Sunnyvale, California for $1,624 ($1,400 at close, $100 held-back to cover certain expenses, and $124 in acquisition costs). The Seller has the potential to receive up to an additional $2,000 in the form of a contingent payment based on successful commercialization of specified sensors prior to December 31, 2011, and an additional $9,000 earn-out based on a percentage of sales in calendar years 2009, 2010 and 2011. If these earn-out contingencies are resolved and meet established conditions, these amounts will be recorded as an additional element of the cost of the acquisition. The resolution of these contingencies is not determinable at this time, and accordingly, the Company’s purchase price allocation for Visyx is subject to earn-out payments. Visyx has a range of sensors that measure fluid properties, including density, viscosity and dielectric constant, for use in heavy truck/off road engines and transmissions, compressors/turbines, refrigeration and air conditioning. The Company’s final purchase pricing allocation, except for earn-out contingencies, related to the Visyx acquisition follows:

Assets:
Accounts receivable	$12
Inventory	10
Acquired intangible assets	1,528
Goodwill	74
Total Purchase Price	$1,624

Cash paid	$1,400
Deferred payment	100
Costs	124
Total Purchase Price	$1,624

Intersema: Effective December 28, 2007, the Company completed the acquisition of all of the capital stock of Intersema Microsystems S.A. (“Intersema”), a sensor company headquartered in Bevaix, Switzerland, for $40,160 ($31,249 in cash at closing, $8,708 in unsecured Promissory Notes (“Intersema Notes”), and $203 in acquisition costs). The Intersema Notes bear interest of 4.5% per annum and are payable in four equal annual installments beginning December 28, 2008. The selling shareholders have the potential to receive up to an additional $18,236 based on September 30, 2008 exchange rates or 20,000 Swiss francs tied to calendar 2009 earnings growth objectives, and if the contingencies are resolved and meet established conditions, these amounts will be recorded as an additional element of the cost of the acquisition. The resolution of these contingencies is not determinable at this time, and accordingly, the Company’s purchase price allocation for Intersema is subject to earn-out payments. Intersema is a designer and manufacturer of pressure sensors and modules with low pressure, harsh media and ultra-small package configurations for use in barometric and sub-sea depth measurement markets. The transaction was financed with borrowings under the Company’s Amended Credit Facility (See Note 7). The Company’s final purchase price allocation, except for earn-out contingencies, related to the Intersema acquisition follows:

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

Acquired Intangibles: In connection with all acquisitions, the Company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade-names, order backlogs and covenants-not-to-compete. The gross amounts and accumulated amortization, along with the range of amortizable lives, are as follows:
		September 30, 2008			March 31, 2008
	Weighted-Average Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	9	$26,806	$(7,393)	$19,413	$28,387	$(5,950)	$22,437
Patents	15	4,280	(840)	3,440	4,391	(714)	3,677
Tradenames	3	1,780	(1,240)	540	1,895	(998)	897
Backlog	1	2,530	(2,353)	177	2,653	(2,067)	586
Covenants-not-to-compete	3	964	(920)	44	970	(910)	60
Proprietary technology	14	4,530	(807)	3,723	4,756	(647)	4,109
		$40,890	$(13,553)	$27,337	$43,052	$(11,286)	$31,766

Amortization expense for the quarter ended September 30, 2008 and 2007 was $1,359 and $740, respectively. Amortization expense for the six months ended September 30, 2008 and 2007 was $2,723 and $1,547, respectively. Estimated annual amortization expense is as follows:
Fiscal	Amortization
Year	Expense
2009	$4,537
2010	3,969
2011	3,614
2012	3,135
2013	2,314
Thereafter	9,768
$27,337

Pro forma Financial Data (Unaudited): The following represents the Company’s pro forma consolidated results of continuing operations for the quarter and six months ended September 30, 2007, based on final purchase accounting information, assuming the Visyx and Intersema acquisitions occurred as of April 1, 2007, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had all the acquired companies been operated as part of the Company since April 1, 2007.
	Three months ended September 30, 2007	Six months ended September 30, 2007
Net sales	$61,337	$118,332

Income from continuing operations	$3,022	$6,409

Income from continuing operations per common share:
Basic	$0.21	$0.45
Diluted	$0.21	$0.44

7. LONG-TERM DEBT

To support the financing of the acquisitions of YSI Temperature and BetaTHERM (See Note 6), effective April 1, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended and Restated Credit Facility”) with General Electric Capital Corporation (“GE”) as agent which, among other things, increased the Company’s existing credit facility from $35,000 to $75,000, consisting of a $55,000 revolving credit facility and a $20,000 term loan, and lowered the applicable London Inter-bank Offered Rate (“LIBOR”) or Index Margin from 4.50% and 2.75%, respectively, to LIBOR and Index Margins of 2.75% and 1.0%, respectively. To support the financing of the acquisition of Intersema (See Note 6), the Company entered into an Amended Credit Agreement (“Amended Credit Facility”) with four banks, with GE as agent, effective December 10, 2007 which, among other things, increased the Company’s existing revolving credit facility from $55,000 to $121,000 and lowered the applicable LIBOR or Index Margin from 2.75% and 1.0%, respectively, to LIBOR and Index Margins of 2.00% and 0.25%, respectively. Interest accrues on the principal amount of the borrowings at a rate based on either LIBOR plus a LIBOR margin, or at the election of the borrower, at an Index Rate (prime based rate) plus an Index Margin. The applicable margins may be adjusted quarterly based on a change in specified financial ratios. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, annual capital expenditures, and other related items. The availability of the revolving credit facility is not based on any borrowing base requirements, but borrowings are limited by certain financial covenants. The term portion of the Amended Credit Facility totaled $20,000 and the term loan portion of our credit facility was not changed with the Amended Credit Facility. The term loan is payable in $500 quarterly installments plus interest through March 1, 2011, with a final payment of $10,500 payable on April 3, 2011. The Company has provided a security interest in substantially all of the Company’s U.S. based assets as collateral for the Amended Credit Facility. The Company is presently in compliance with applicable financial covenants.

As of September 30, 2008, the Company utilized the prime based rate for the term and revolving credit facilities under the Amended Credit Facility. The weighted average interest rate applicable to borrowings under the revolving credit facility was approximately 5.25% at September 30, 2008 and approximately 4.25% at October 31, 2008. As of September 30, 2008, the outstanding borrowings on the revolving credit facility, which is classified as long-term debt, were $54,214, and the Company had an additional $66,786 available under the revolving credit facility. The Company’s borrowing capacity is limited by financial covenant ratios, and at September 30, 2008, the Company could borrow an additional $65,000. Commitment fees on the unused balance were equal to .375% per annum of the average amount of unused balances.

Promissory Notes: In connection with the acquisition of Intersema, the Company issued unsecured promissory notes (“Intersema Notes”) totaling $9,115, of which $2,279 is classified as current at September 30, 2008. The Intersema Notes are payable in four annual installments of approximately $2,279 beginning December 28, 2008 and bear an interest rate of 4.5% per year.

Long-Term Debt and Promissory Notes: Below is a summary of the long-term debt and promissory notes outstanding at September 30, 2008 and March 31, 2008:
	September 30,	March 31,
	2008	2008
Prime or LIBOR plus 2.00% or 0.25% five-year term loan with a final installment due on April 3, 2011	$15,000	$16,000

Governmental loans from French agencies at no interest and payable based on R&D expenditures.	537	794

Term credit facility with six banks at an interest rate of 4% payable through 2010.	827	1,079

Bonds issued at an interest rate of 3% payable through 2009.	253	553

Term credit facility with two banks at interest rates of 3.9%-4.0% payable through 2009.	6	40
	16,623	18,466
Less current portion of long-term debt	2,612	3,157
	$14,011	$15,309
4.5% promissory note payable in four equal annual installments through December 28, 2011	$9,115	$10,046
Less current portion of promissory notes payable	2,279	2,511
	$6,836	$7,535

The annual principal payments of long-term debt and revolver as of September 30, 2008 are as follows:
Year	Term	Other	Subtotal	Notes	Revolver	Total
2009	$2,000	$612	$2,612	$2,279	-	$4,891
2010	2,000	848	2,848	2,279	-	5,127
2011	11,000	135	11,135	2,279	54,214	67,628
2012	-	18	18	2,278	-	2,296
2013	-	10	10	-	-	10
Thereafter	-	-	-	-	-	-
Total	$15,000	$1,623	$16,623	$9,115	$54,214	$79,952

8. INCOME TAXES:

Income tax expense for interim reporting is based on an estimated overall effective tax rate for the entire fiscal year. The Company’s overall effective tax rate without discrete adjustments during the three and six months ended September 30, 2008 is estimated to be approximately 28%, as compared to 24% during the same periods last year. Excluding the impact of the discrete non-cash tax adjustment in the prior year, the estimated overall effective income tax rate has been impacted by a higher portion of taxable income expected to be earned in tax jurisdictions with higher tax rates as compared to the prior year. The shift of taxable earnings is mainly a result of our forecast of higher earnings in the United States and Europe, as a result of continued cost controls, operating leverage and lower interest expense in those jurisdictions, in addition to the recent increase in the tax rates in China. The overall estimated effective tax rate is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely, but are subject to change.

During the quarter ended September 30, 2007, the Company recorded a discrete non-cash tax adjustment of approximately $997 for the revaluation of the net deferred tax assets in Germany resulting decrease in tax rates enacted in 2007. The Company’s combined tax rate in Germany decreased from 39% to 31%, as a result of the German Business Tax Reform 2008, which became effective on August 17, 2007.  The lower German corporate tax rates were effective in fiscal 2008.  The Company is required by SFAS No. 109, Accounting for Income Taxes, to revalue the German net deferred tax assets at the lower combined German tax rate. Prior to the combined German tax rate reduction, the Company's German net deferred tax assets were valued at approximately $4,297 using a combined German tax rate of 39%, and after the combined German tax rate reduction, the Company’s German net deferred tax assets were reduced to approximately $3,300 using a combined tax rate of approximately 31%. The resulting income tax expense of $997 was a discrete non-cash adjustment.

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

	For the three months ended September 30,		For the six months ended September 30,
	2008	2007	2008	2007
Net Sales:
United States	$26,005	$28,030	$51,005	$55,337
France	7,509	6,446	15,315	12,696
Germany	4,642	5,110	9,484	9,360
Ireland	3,466	3,353	6,989	6,499
Switzerland	4,196	-	8,344	-
China	13,070	13,523	26,749	25,721
Total:	$58,888	$56,462	$117,886	$109,613

	September 30, 2008	March 31, 2008
Long Lived Assets:
United States	$7,643	$6,624
France	6,269	6,808
Germany	2,593	2,817
Ireland	3,806	4,263
Switzerland	2,308	2,418
China	20,770	17,785
Total:	$43,389	$40,715

At September 30, 2008, approximately $6,449 of the Company’s cash is maintained in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations.

10. COMMITMENTS AND CONTINGENCIES:

Legal Matters: From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, or operating results.

Acquisition Earn-Outs and Contingent Payments: In connection with the Company’s acquisition of Assistance Technique Experimentale on January 19, 2006, the Company had potential performance based earn-out obligations totaling $1,888, of which approximately $158 remains accrued at September 30, 2008 for the final earn-out payment, because satisfaction of the sales growth objective was achieved. In connection with the Visyx acquisition, the Company has a contingent payment obligation of approximately $2,000 based on the commercialization of certain sensors, and a sales performance based earn-out totaling $9,000, none of which was accrued since the respective contingencies were not achieved at September 30, 2008. In connection with the Intersema acquisition, the Company has earnings performance based earn-out obligations totaling $18,236, none of which was accrued since the contingency was not achieved at September 30, 2008.

11. DERIVATIVE INSTRUMENTS:

The Company has a number of foreign currency exchange contracts to manage exposure to fluctuations of the U.S. dollar relative to the Euro and Chinese RMB (“RMB”). The Euro/U.S. dollar currency contracts have a total notional amount of $3,790 and $3,027 at September 30, 2008 and March 31, 2008, respectively, and the RMB/U.S. dollar contracts have a total notional amount of $20,000 at September 30, 2008. The exercise dates are through August 31, 2009 at an average exchange rate of $1.43 (Euro to U.S. dollar conversion rate) and $0.148 (RMB to U.S. dollar conversion rate). Since these derivatives are not designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, changes in their fair value are recorded in earnings in foreign currency exchange gain or loss, not in accumulated other comprehensive income. As of September 30, 2008 and March 31, 2008, the fair value of these currency contracts was an asset of $2 and $34, respectively, and was included in other current assets.

12. DISCONTINUED OPERATIONS:

Effective December 1, 2005, the Company completed the sale to Fervent Group Limited (FGL) of its Consumer Products segment, including its Cayman Island subsidiary, Measurement Limited. FGL is a company controlled by the owners of River Display Limited, the Company’s long time partner and primary supplier of consumer products in Shenzhen, China. Under the terms of the agreement, the Company sold to FGL the Company’s Consumer Division for $8,500 in cash and a two-year non-interest bearing promissory note receivable from FGL. The Company recorded the promissory note receivable net of imputed interest of 5% at $3,800. In addition, the Company could have earned an additional $5,000 if certain performance criteria (sales and margin targets) were met within the first year. The Company recorded $2,156 of the earn-out in fiscal year 2007, because a portion of the earn-out targets were met. This amount is net of imputed interest, payable over eight quarters, and was reported in the 2007 consolidated statement of operations as the gain on disposition of discontinued operations and as net cash provided by investing activities of discontinued operations in the condensed consolidated statement of cash flows. The related receivable is included in the condensed consolidated balance sheet as current portion of promissory note receivable. At September 30, 2008 and March 31, 2008, the promissory notes receivable related to the sale and earn-out of the Consumer business totaled $271 and $809, respectively.

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

•
The risk factors listed from time to time in the reports we file with the Securities and Exchange Commission (“SEC”), including those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2008.

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

Effective December 1, 2005, we completed the sale of our Consumer segment, including our Cayman Island subsidiary, Measurement Limited (“ML”), to Fervent Group Limited (“FGL”). FGL is a company controlled by the owners of River Display Limited, our long time partner and primary supplier of consumer products in Shenzhen, China. Accordingly, the related financial statements for the Consumer segment are reported as discontinued operations. All comparisons in Management’s Discussion and Analysis for each of the periods ended September 30, 2008 and 2007, exclude the results of these discontinued operations except as otherwise noted.

EXECUTIVE SUMMARY

Over the past four fiscal years, the Company has grown sales as a result of consistent organic growth and growth through acquisitions. We have consummated twelve acquisitions since June 2004 with a cumulative purchase price exceeding $154,000, establishing new lines of business and/or expanding our geographic footprint. During our second quarter, sales growth has been influenced by curtailed spending by several of our top customers in large part due to the overall global economic conditions and tight credit markets. Customers tied to passenger and non-passenger vehicle, consumer product, residential/commercial construction, semiconductor, and commercial product markets are all generally reducing forecasts and delaying orders. As such, the Company’s current organic growth rate is lower than historical levels and previous estimates.

Consistent with our strategy to expand our product portfolio and global footprint, we completed two acquisitions in fiscal 2008. In November 2007, we acquired the assets of Visyx, including novel intellectual property that utilizes a mechanical resonator to measure fluid properties. Under the leadership of our Humidity/Chemical Gas/Temperature/Optical Group (“HTG”) in Toulouse, we have been able to advance the program and introduce production-ready prototypes to the market. While we are very enthusiastic about our progress and the initial customer commitment, we do not anticipate generating material sales until calendar year 2009, and accordingly, the investment being made in this technology negatively influenced operating results in fiscal 2008 and the first half of fiscal 2009. In December 2007, we acquired Intersema, a manufacturer of pressure sensors and modules. As a result of front-end loaded amortization, higher interest due to increased debt, significant appreciation of the Swiss franc from acquisition date, and specific integration and short term operating issues, Intersema’s operating results underperformed relative to our expectations. Despite the shortfall from our expectations, we believe we will see meaningful positive earnings per share (“EPS”) contribution for these acquisitions in fiscal 2010 and beyond.

To support the Intersema acquisition and future acquisition opportunities, we expanded our revolving credit facility in December 2007 by $66,000 to $121,000. As a result, we have approximately $67,000 available under the revolving facility which is limited by covenants to $65,000, as well as $22,714 in cash. We expect to continue our acquisition strategy in fiscal 2009 and beyond and we believe our strong liquidity positions us well to capitalize on opportunities that will likely arise as a result of the challenging market conditions.

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

TRENDS

There are a number of trends that we expect will likely have material effects on the Company in the future, including sales growth, costs, capital spending, changes in foreign currency exchange rates relative to the U.S. dollar, changes in debt levels and interest rates, global economic conditions and shifts in effective tax rates. Additionally, sales and results of operations could be impacted by additional acquisitions, though there is no specific timetable for any such transaction.

Over the past 5 years, we have enjoyed annual organic sales growth ranging from 12% in fiscal 2008 to as high as 20% in previous years. Including sales from acquired companies, our compounded annual growth rate from fiscal 2004 to fiscal 2008 was approximately 40%. Factors that influence our organic growth rate from year to year include our market growth with existing applications and successful introduction of new products and applications that allow us to gain market share. In general, we expect the sensor market will continue to expand at a higher rate than overall economic growth as a result of the increase in sensor content in various products across most end markets. However, our customers are clearly impacted by macro-economic trends. Accordingly, we believe our lower organic growth in fiscal 2008 as compared to prior years was in part due to slower growth of our customers in certain markets and regions. Additionally, our historical organic growth has been favorably influenced by the growth of our largest customer, Sensata; however, due to the weak automotive market as well as Sensata's insourcing program, we expect Sensata's sales to decline relative to prior years. Given an overall economic environment that remains unpredictable and challenging, we are expecting reduced organic sales growth for the remainder of fiscal 2009. Accordingly, we expect to fall short of our prior full year sales guidance of $255 million and our prior full year earnings guidance of $1.30 per share, and we are not prepared to provide updated guidance at this time.

Gross margins have trended down over the past several years, largely due to unfavorable product sales mix (both in terms of organic growth and acquired sales) and the impact of the increase in the value of the RMB relative to the U.S. dollar. Growth with Sensata over the past several years, which serves primarily the auto market and carries a lower gross margin than our average, has grown faster than our average growth and therefore contributed to the overall decline in gross margin. Additionally, recent acquisitions have operated with a lower gross margin than our pre-acquisition average, resulting in a decline in the consolidated margin. Finally, given that the Company has more costs than sales denominated in RMB (short RMB position), increases in the RMB relative to the U.S. dollar have resulted in margin erosion. During the second quarter of fiscal 2009, the Company entered into four deliverable forward contracts spanning twelve months with a notional amount totaling $20,000 in an attempt to hedge a large portion of the short RMB position. We have also experienced inflationary increases in raw material commodities and wages (particularly in China), and while we have generally been successful in offsetting these increases with productivity gains, inflationary pressures remain a risk and concern in fiscal 2009. While the sales growth rate in fiscal 2009 will likely be lower than prior years, we anticipate the mix of sales to improve, in part due to lower proportion of anticipated sales from Sensata. For fiscal 2009, we anticipate our overall average gross margins to be in the range of 41% to 44% as compared to gross margins of 41.8% and 43.7% for fiscal years 2008 and 2007, respectively.

While gross margin has declined over the last several years, Selling, General and Administrative expense (“SG&A”) as a percent of sales has also declined. We have been successful in leveraging our SG&A expense, growing SG&A expense more slowly than our growth in sales. As a percent of sales, SG&A has declined to 26.5% in fiscal 2008, as compared to 28.1% and 32.1% in fiscal 2007 and 2006, respectively. Given fiscal 2009 sales growth will likely be lower than in past years, as well as a result of higher investment in new programs that are not yet generating sales (such as our new fluid property sensor), we are expecting SG&A as a percent of sales in fiscal 2009 to increase.

Amortization of acquired intangible assets increased dramatically from fiscal 2004 to fiscal 2007, associated with the acquisitions completed over those periods. Amortization is disproportionately loaded more in the initial year of the acquisition, and therefore amortization expense is higher in the quarters immediately following a transaction, and declines after the first year based on how various intangible assets are valued and amortized. With the acquisition of Intersema and Visyx recently completed, amortization will increase in fiscal 2009 as compared to fiscal 2008 to approximately $5,000.

In addition to the margin exposure as a result of the depreciation of the U.S. dollar due to higher level of costs than sales denominated in RMB, the Company also has foreign currency exchange exposures with balance sheet accounts. When foreign currency exchange rates fluctuate, there is a resulting revaluation of assets and liabilities denominated and accounted for in foreign currencies. Foreign currency exchange (“fx”) expense due to the revaluation of local subsidiary balance sheet accounts with realized fx transactions and unrealized fx translation adjustments has increased sharply in recent years. For example, our Swiss company, Intersema, which uses the Swiss franc as their functional currency, holds cash denominated in foreign currencies (U.S. dollar and Euro). As the Swiss franc appreciates against the U.S. dollar and/or Euro, the cash balances held in those denominations are devalued when stated in terms of Swiss franc. These transaction and translation losses are reflected in our “Foreign Currency Exchange Loss.” Aside from cash, our foreign entities generally hold receivables in foreign currencies, as well as payables. In fiscal 2008, we posted a net expense of $618 in realized and unrealized foreign exchange losses associated with the revaluation of foreign assets held in foreign entities. We would expect to see continued fx expense associated with a weakening U.S. dollar. We continue to evaluate various global hedging strategies in order to manage this exposure.

Our overall effective tax rate will continue to fluctuate as a result of the allocation of earnings between various taxing jurisdictions with varying tax rates and with changes in tax rates. However, we expect our overall effective tax rate to generally increase due to more of our total income being generated in Europe and the United States, which are subject to higher effective tax rates than our average and an increase in the China effective tax rate due to changes in the China tax law effective January 1, 2008.

The Company expects to continue investing in various capital projects in fiscal 2009 at a rate comparable to fiscal 2008. Excluding the investment in the new China facility, capital spending is expected to remain in the range of 4.5% to 5.0% of sales.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS FROM CONTINUING OPERATIONS IN OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007, RESPECTIVELY:
	Three months ended September 30 ,			Percent
	2008	2007	Change	Change
Net sales	$58,888	$56,462	$2,426	4.3
Cost of goods sold	33,851	33,101	750	2.3
Gross profit	25,037	23,361	1,676	7.2
Operating expenses:
Selling, general, and administrative	16,425	14,526	1,899	13.1
Non-cash equity based compensation (SFAS 123R)	726	820	(94)	(11.5)
Amortization of acquired intangibles	1,359	740	619	83.6
Total operating expenses	18,510	16,086	2,424	15.1
Operating income	6,527	7,275	(748)	(10.3)
Interest expense, net	806	1,207	(401)	(33.2)
Foreign currency exchange loss	396	405	(9)	(2.2)
Other expense (income)	68	(134)	202	(150.7)
Income from continuing operations before minority interest and income taxes	5,257	5,797	(540)	(9.3)
Minority interest, net of income taxes	93	78	15	19.2
Income from continuing operations before income taxes	5,164	5,719	(555)	(9.7)
Income tax expense (benefit) due to tax law changes	-	997	(997)	(100.0)
Income tax expense from continuing operations	1,446	1,373	73	5.3
Income tax expense from continuing operations	1,446	2,370	(924)	(39.0)
Income from continuing operations	$3,718	$3,349	$369	11.0

Net Sales: Net sales for the quarter increased 4.3% or $2,426 from $56,462 to $58,888. The overall increase in sales is due to sales from the Intersema acquisition. Organic sales, which is defined as net sales excluding sales attributed to Visyx and Intersema, which we acquired in fiscal 2008 (the “2008 Acquisitions”), declined $1,770 or 3%. Overall organic sales for fiscal 2009 were expected to be lower than the past few years; however, we have revised our expectation for lower organic sales downward further due primarily to the challenging global economic situation and uncertainty.

The Company is seeing softening of demand for sensors due to macro-economic conditions, but we believe our diverse product offering and customer base will help the Company during difficult economic periods. All four business groups registered declines in organic sales in the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007, due in large part to the current economic environment. Humidity/Chemical Gas/Temperature/Optical Group (HTG) sales decreased mostly due to the $845 decrease in Temperature and Optical sales. Optical sales were impacted by the loss of a medical customer, and Humidity sales also decreased slightly during the quarter due to the effects of the economy. Position/Vibration Group sales decreased $414, primarily reflecting the loss of a Position customer. Pressure/Force Group (PFG) organic sales decreased $562 during the quarter due mainly to the decline in sales with Sensata, our largest customer, resulting from, among other things, Sensata’s efforts to reduce inventory.

Gross Margin: Gross margin (gross profit as a percent of net sales) improved to approximately 42.5% for the quarter ended September 30, 2008 from 41.4% during the quarter ended September 30, 2007. The increase in margin is due to several factors, including product sales mix and certain cost control measures, and is partially offset by the strengthening of the Chinese renminbi (“RMB”) and higher costs resulting from increased prices for oil and other commodities. The more favorable product sales mix is largely associated with lower proportion of sales of lower gross margin products. This would include sales to our largest customer, Sensata, which primarily serves the automotive market and carries a lower gross margin than our average. The average RMB exchange rate relative to the U.S. dollar for the three months ended September 30, 2008 appreciated approximately 9.5% as compared to the same period last year. This translates to approximately $1,767 in annualized margin erosion.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates, and other factors.

Operating Expense and Selling, General and Administrative: Overall, total operating expenses increased $2,424 or 15.1% to $18,510 largely due to costs associated with 2008 Acquisitions. As a percent of net sales, operating expenses increased to 31.4% from 28.5%. The increase in operating expenses as a percent of net sales is due to costs increasing at a higher rate as compared to net sales, which is the resulting impact of lower organic sales, and higher salaries, amortization and professional fees and other costs directly related to 2008 Acquisitions.

SG&A expenses increased $1,899 or 13.1% to $16,425 for the three months ended September 30, 2008 from $14,526 for the same period last year. As a percentage of net sales, SG&A expenses increased to 27.9% from approximately 25.8%. The largest increases were with selling and marketing expenses, wages and professional fees. Higher wages reflect, among other things, additional salaries with 2008 Acquisitions, as well as professional fees and related integration costs. Approximately $996 of the $1,899 increase in SG&A was associated with fiscal 2008 Acquisitions.

Stock Option Expense: Stock option expense decreased $94 to $726 from $820 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The decrease in option expense is due to the ratable (i.e., higher expense recognition during the front-end) recognition of non-cash equity based compensation under SFAS No. 123R, Share-Based Payment from the prior year issuance of options under the long-term contract with our Chief Financial Officer. Total compensation cost related to share based payments not yet recognized totaled $3,217 at September 30, 2008, which is expected to be recognized over a weighted average period of approximately 1.6 years.

Amortization of acquired intangibles: Amortization of acquired intangible assets increased $619 to $1,359 for the three months ended September 30, 2008 as compared to $740 for the three months ended September 30, 2007, which is mainly due to higher amortization expense associated with the 2008 Acquisitions. Amortization expense for intangible assets is higher during the first year after an acquisition because, among other things, the order back-log is fully amortized during the initial year.

Interest expense, net: Interest expense decreased $401 to $806 for the three months ended September 30, 2008 from $1,207 during the three months ended September 30, 2007. The decrease in interest expense is primarily attributable to the decrease in interest rates from 7.7% last year to 4.8% this year, partially offset by an increase in the average total outstanding debt from an average amount outstanding of $56,793 during the three months ended September 30, 2007 to $73,268 during the three months ended September 30, 2008.

Foreign Currency Exchange Loss: The increase in foreign currency exchange loss mainly reflects the continued impact to the appreciation of the RMB relative to the U.S. dollar, as well as impact of the appreciation of the U.S. dollar relative to the Euro and Swiss franc.

During the second quarter of fiscal 2009, the Company entered into a number of forward contracts with a notional amount totaling $20,000 in an attempt to hedge a large portion of the short RMB position.

Other expense and income: Other expense and income consist of various non-operating items, including sales of tooling and other miscellaneous income and expense items. Other expense and income fluctuated from income of $134 to an expense of $68 for the quarter ended September 30, 2008, mainly due to lower levels of tooling sales and higher level of miscellaneous expenses.

Income Taxes: Total income tax expense during the second quarter of fiscal 2009 decreased $924 to $1,446, as compared to $2,370 for the second quarter of fiscal 2008. The decrease in income tax expense is mainly due to a discrete tax adjustment during the prior year, partially offset by a higher overall estimated annual effective tax rate for fiscal 2009.

Our overall effective tax rate (income tax from continuing operations divided by income from continuing operations before income taxes) was approximately 28% for the three months ended September 30, 2008. Income tax expense for interim reporting is based on an estimated overall effective tax rate for the entire fiscal year. The Company’s overall effective tax rate without discrete adjustments for fiscal 2009 is estimated to be approximately 28%, as compared to 24% during the same period last year. Excluding the impact of the discrete non-cash tax adjustment in the prior year, the estimated overall effective income tax rate has been impacted by a higher portion of taxable income expected to be earned in tax jurisdictions with higher tax rates as compared to the prior year. The shift of taxable earnings is mainly a result of our forecast of higher earnings in the United States and Europe, as a result of continued cost controls, operating leverage and lower interest expense in those jurisdictions, in addition to the recent increase in the tax rates in China. The overall estimated effective tax rate is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely, but which are subject to change.

During the quarter ended September 30, 2007, the Company recorded a discrete non-cash tax adjustment of approximately $997 for the revaluation of the net deferred tax assets in Germany resulting from a decrease in tax rates enacted in 2007. The Company’s combined tax rate in Germany decreased from 39% to 31%, as a result of the German Business Tax Reform 2008, which became effective on August 17, 2007.  The lower German corporate tax rates were effective in fiscal 2008.  The Company is required by SFAS No. 109, Accounting for Income Taxes, to revalue the German net deferred tax assets at the lower combined German tax rate. Prior to the combined German tax rate reduction, the Company's German net deferred tax assets were valued at approximately $4,297 using a combined German tax rate of 39%, and after the combined German tax rate reduction, the Company’s German net deferred tax assets were reduced to approximately $3,300 using a combined tax rate of approximately 31%. The resulting income tax expense of $997 was a discrete non-cash adjustment.

SIX MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2007

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS FROM CONTINUING OPERATIONS IN OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007, RESPECTIVELY:
	Six months ended September 30 ,			Percent
	2008	2007	Change	Change
Net sales	$117,886	$109,613	$8,273	7.5
Cost of goods sold	67,608	63,368	4,240	6.7
Gross profit	50,278	46,245	4,033	8.7
Operating expenses:
Selling, general, and administrative	33,851	29,497	4,354	14.8
Non-cash equity based compensation (SFAS 123R)	1,524	1,633	(109)	(6.7)
Amortization of acquired intangibles	2,723	1,547	1,176	76.0
Total operating expenses	38,098	32,677	5,421	16.6
Operating income	12,180	13,568	(1,388)	(10.2)
Interest expense, net	1,512	2,393	(881)	(36.8)
Foreign currency exchange loss	332	442	(110)	(24.9)
Other income	(353)	(33)	(320)	969.7
Income from continuing operations before minority interest and income taxes	10,689	10,766	(77)	(0.7)
Minority interest, net of income taxes	170	161	9	5.6
Income from continuing operations before income taxes	10,519	10,605	(86)	(0.8)
Income tax expense due to tax law changes	-	997	(997)	100.0
Income tax expense from continuing operations	2,945	2,546	399	15.7
Income tax expense from continuing operations	2,945	3,543	(598)	(16.9)
Income from continuing operations	$7,574	$7,062	$512	7.3

Net Sales: Net sales for the six months ended September 30, 2008 increased $8,273 or 7.5% to $117,886 from $109,613, as compared to the corresponding period last year. Organic sales growth, which is defined as net sales excluding sales attributed to 2008 Acquisitions, decreased $71 or approximately 0.1%. The overall level of organic sales growth for fiscal 2009 was expected to be lower than the past few years; however, we have revised our expectation for lower organic sales downward further due primarily to the challenging global economic situation and uncertainty, as well as due to lower sales with Sensata, the Company’s largest customer.

During the six months ended September 30, 2008, PFG and Humidity both registered organic growth in sales of $847 and $525, respectively, which was more than offset by decreases in sales in Temperature and PVG of $1,318 and $230, respectively. While we expect Sensata to be flat for the year, the Company’s first half Sensata sales continued at positive levels. Humidity sales during the first six months of fiscal 2009 were also relatively strong due to continued success of our humidity products in fogging prevention and engine management applications, as well as sense elements used in the measurement of mass air flow. Optical and PVG sales decreased due to the loss of a customer in Optical and a loss of a Position customer. The Company continues to see softening of sensors demand due to macro-economic conditions, but we believe our diverse product offering and customer base will help the Company during difficult economic periods.

Gross Margin: Gross margin (gross profit as a percent of net sales) increased to approximately 42.6% for the six months ended September 30, 2008 from 42.2% during the six months ended September 30, 2007. The improvement in gross margin is due to several factors, including product sales mix and various cost control measures, partially offset by the strengthening of the Chinese RMB and the impact of higher prices for oil and other commodities. The more favorable product sales mix is largely associated with decreased proportion of sales of lower gross margin products. This would include sales to our largest customer, Sensata, which primarily serves the automotive market and carries a lower gross margin than our average. There has also been an adverse impact on margins due to increases in certain costs reflecting the pervasive impact on costs associated with higher prices for oil and other commodities. The average Chinese RMB exchange rate relative to the U.S. dollar for the six months ended September 30, 2008 appreciated approximately 9.4% as compared to the same period last year. This translates to approximately $1,748 in annualized margin erosion.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates, and other factors.

Operating Expense and Selling, General and Administrative: Overall, total operating expenses for the six months ended September 30, 2008 increased $5,421 or 16.6% to $38,098, as compared to the same period last year, largely due to costs associated with 2008 Acquisitions. As a percent of net sales, operating expenses increased to 32.3% from 29.8%. The increase in operating expenses as a percent of net sales is due to costs increasing at a higher rate as compared to net sales, which is the resulting impact of higher salaries, amortization and professional fees and other costs directly related to 2008 Acquisitions.

SG&A expenses increased $4,354 or 14.8% to $33,851 for the six months ended September 30, 2008 from $29,497 for the same period last year. As a percentage of net sales, SG&A expenses increased to 28.7% from 26.9%. The largest increases were with wages and professional fees. Higher wages reflect, among other things, additional salaries with 2008 Acquisitions, and professional fees reflect legal and accountant fees associated with acquisitions, related integration costs, and fiscal year end audit and tax work. Approximately $2,319 of the $4,354 increase in SG&A was associated with 2008 Acquisitions.

Stock Option Expense: Stock option expense decreased $109 to $1,524 from $1,633 for the six months ended September 30, 2008 compared to the six months ended September 30, 2007. The decrease in stock option expense is mainly due to the ratable (i.e., higher expense recognition during the front-end) recognition of non-cash equity based compensation under SFAS No. 123R, Share-Based Payment from the prior year issuance of options under the long-term contract with our Chief Financial Officer.

Amortization of acquired intangibles: Amortization of acquired intangible assets increased $1,176 to $2,723 for the six months ended September 30, 2008 as compared to $1,547 for the six months ended September 30, 2007, which is mainly due to higher amortization expense associated with the 2008 Acquisitions. Amortization expense for intangible assets is higher during the first year after an acquisition because, among other things, the order back-log is fully amortized during the initial year.

Interest expense, net: Interest expense decreased $881 to $1,512 for the six months ended September 30, 2008 from $2,393 during the six months ended September 30, 2007. The decrease in interest expense is primarily attributable to the decrease in interest rates from 7.7% last year to 4.8% this year, partially offset by an increase in the average total outstanding debt from an average amount outstanding of $57,450 during the six months ended September 30, 2007 to $73,655 during the six months ended September 30, 2008.

Foreign Currency Exchange Gain or Loss: The increase in foreign currency exchange loss mainly reflects the continued impact of the appreciation of the RMB relative to the U.S. dollar, as well as the impact of the appreciation of the U.S. dollar relative to the Euro and Swiss franc.

During the second quarter of fiscal 2009, the Company entered into a number of forward contracts with a notional amount totaling $20,000 in an attempt to hedge a large portion of the short RMB position and impact on margins.

Other expense and income: Other expense and income consist of various non-operating items, including sales of tooling and other miscellaneous income and expense items. The increase from income of $33 last year to income of $353 reflects approximately $500 of Chinese incentives for foreign investments provided to the Company.

Income Taxes: Total income tax expense during the six months of fiscal 2009 decreased $598 to $2,945 as compared to $3,543 for the first six months of fiscal 2008. The decrease in income tax expense is mainly due to a prior year discrete tax adjustment, partially offset by a higher estimated overall annual effective tax rate.

Our overall effective tax rate (income tax from continuing operations divided by income from continuing operations before income taxes) was approximately 28% for the six months ended September 30, 2008. Income tax expense for interim reporting is based on an estimated overall effective tax rate for the entire fiscal year. The Company’s overall effective tax rate without discrete adjustments during the six months ended September 30, 2008 is estimated to be approximately 28%, as compared to 24% during the same period last year. Excluding the impact of the discrete non-cash tax adjustment in the prior year, the estimated overall effective income tax rate has been impacted by a higher portion of taxable income expected to be earned in tax jurisdictions with higher tax rates as compared to the prior year. The shift of taxable earnings is mainly a result of the forecast of higher earnings in the United States and Europe, as a result of continued cost controls, operating leverage and lower interest expense in those jurisdictions, in addition to the recent increase in the tax rates in China. The overall estimated effective tax rate is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely, but which are subject to change.

During the quarter ended September 30, 2007, the Company recorded a discrete non-cash tax adjustment of approximately $997 for the revaluation of the net deferred tax assets in Germany resulting from a decrease in tax rates enacted in 2007. The Company’s combined tax rate in Germany decreased from 39% to 31%, as a result of the German Business Tax Reform 2008, which became effective on August 17, 2007.  The lower German corporate tax rates were effective in fiscal 2008.  The Company is required by SFAS No. 109, Accounting for Income Taxes, to revalue the German net deferred tax assets at the lower combined German tax rate. Prior to the combined German tax rate reduction, the Company's German net deferred tax assets were valued at approximately $4,297 using a combined German tax rate of 39%, and after the combined German tax rate reduction, the Company’s German net deferred tax assets were reduced to approximately $3,300 using a combined tax rate of approximately 31%. The resulting income tax expense of $997 was a discrete non-cash adjustment.

LIQUIDITY AND CAPITAL RESOURCES

The $1,149 increase in cash balances at September 30, 2008 as compared to March 31, 2008 reflects, among other things, the increase in cash balances in China for funding the construction of the new China facility. Other factors contributing to the fluctuation in cash balances at September 30, 2008 include overall cash generated from operations and lower net repayments of debt partially offset by purchases of property and equipment. Cash balances are expected to decline as the Company funds the construction of the new facility in China, and implements various strategies to finance the Company’s operations by improving cash and working capital management.

Cash provided from operating activities was $15,574 for the six months ended September 30, 2008, as compared to $11,906 for the six months ended September 30, 2007. The $3,668 increase in operating cash flows reflects the Company’s the overall impact of our continued efforts to improve working capital management relative to the prior year, including improvements in collections of accounts receivable, which were offset by increases in inventory levels due to the building of inventory in China for the anticipated facility move and the impact of lower organic sales growth. Additionally, the prior year operating cash flows included the $1,275 payment for the settlement of certain litigation. Other major items positively impacting current operating cash flows were higher depreciation and amortization expense due to acquisitions and capital additions, and higher income tax payable. Other major items offsetting current operating cash flows were fluctuations in accounts payable and deferred income taxes. Accounts payable decreases are mainly a function of the timing of payments and accruals, and the prior year deferred taxes mainly reflect the discrete adjustment recorded due to the change in German income tax rates. We expect to continue to build inventory in the third quarter in preparation of our China facility move.

Net cash used in investing activities was $7,962 for the six months ended September 30, 2008 as compared to $4,909 for the corresponding period last year. Overall capital spending levels of $7,966 for the six months ended September 30, 2008 were higher than the $4,934 for the six months ended September 30, 2007, because of capital expenditures related to the Company’s new facility in China, as well as various capital projects for production equipment.

Financing activities for the six months ended September 30, 2008 used $5,902 of net cash, as compared to $6,932 used in financing activities during the same period last year. The overall net amount for debt payments and borrowings were comparable to the prior year; however, proceeds from exercise of options was lower that the prior year. Employees exercised fewer options this year as compared to last year mainly due to the lower price of the Company’s stock. During the six months ended September 30, 2008, the Company made debt payments of approximately $4,000 against the revolver and over $1,000 in long-term debt payments.

Long-Term Debt: To support the financing of the acquisitions of YSI Temperature and BetaTHERM (See Note 6), effective April 1, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended and Restated Credit Facility”) with General Electric Capital Corporation (“GE”) which, among other things, increased the Company’s existing credit facility from $35,000 to $75,000, consisting of a $55,000 revolving credit facility and a $20,000 term loan, and lowered the applicable London Inter-bank Offered Rate (“LIBOR”) or Index Margin from 4.50% and 2.75%, respectively, to LIBOR and Index Margins of 2.75% and 1.0%, respectively. To support the financing of the acquisition of Intersema (See Note 6), the Company entered into an Amended Credit Agreement (“Amended Credit Facility”) with GE effective December 10, 2007 which, among other things, increased the Company’s existing revolving credit facility from $55,000 to $121,000 and lowered the applicable LIBOR or Index Margin from 2.75% and 1.0%, respectively, to LIBOR and Index Margins of 2.00% and 0.25%, respectively. Interest accrues on the principal amount of the borrowings at a rate based on either LIBOR plus a LIBOR margin, or at the election of the borrower, at an Index Rate (prime based rate) plus an Index Margin. The applicable margins may be adjusted quarterly based on a change in specified financial ratios. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, annual capital expenditures, and other related items. The availability of the revolving credit facility is not based on any borrowing base requirements, but borrowings are limited by certain financial covenants. The term portion of the Amended Credit Facility totaled $20,000 and the term loan portion of our credit facility was not changed with the Amended Credit Facility. The term loan is payable in $500 quarterly installments plus interest through March 1, 2011, with a final payment of $10,500 payable on April 3, 2011. The Company has provided a security interest in substantially all of the Company’s U.S. based assets as collateral for the Amended Credit Facility. The Company is presently in compliance with applicable financial covenants.

As of September 30, 2008, the Company utilized the prime based rate for the term and revolver credit facilities with GE. The weighted average interest rate applicable to borrowings under the revolving credit facility was approximately 5.25% at September 30, 2008 and approximately 4.25% at October 31, 2008. As of September 30, 2008, the outstanding borrowings on the revolver, which is classified as long-term debt, were $54,214, and the Company had an additional $66,786 available under the revolving credit facility. The Company’s borrowing capacity is limited by financial covenant ratios, and at September 30, 2008, the Company could borrow an additional $65,000. Commitment fees on the unused balance were equal to .375% per annum of the average amount of unused balances.

In connection with the acquisition of Intersema, the Company issued unsecured promissory notes (“Intersema Notes”) denominated in Swiss francs totaling $9,115, of which $2,279 is classified as current at September 30, 2008. The Intersema Notes are payable in four annual installments of $2,279 beginning December 28, 2008 and bear an interest rate of 4.5% per year.

LIQUIDITY

The recent problems in the global financial markets have not directly had a significant impact on the Company’s financial position or liquidity as of the filing date of this Report. Management continues to monitor the financial markets and general global economic conditions. The Company’s credit facility is spread among a group of lenders and management works closely with our lender group. If further changes in financial markets or other areas of the economy adversely affect the Company, the Company would expect to rely on a combination of available cash and existing committed credit facilities to provide short-term funding.

Management assesses the Company’s liquidity in terms of available cash and our ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate strong cash from operating activities, and the Company remains in a strong financial position with resources available from availability under existing credit facilities.

At September 30, 2008, we had approximately $22,714 of available cash and $65,000 of borrowing capacity under the revolving credit facility. This cash balance includes cash of $6,449 in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations. We believe the Company’s financial position, generation of cash and ability to refinance or obtain additional financing will be sufficient to meet funding of day-to-day and material short and long-term commitments for the foreseeable future.

ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consists of foreign currency translation adjustments, which relate to the Company’s European and Asian operations and the effects of changes in the exchange rates of the U.S. dollar relative to the Euro, Chinese RMB, Hong Kong dollar, Japanese Yen and Swiss franc.

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

At present, there are no material restrictions on the ability of our Hong Kong and European subsidiaries to transfer funds to us in the form of cash dividends, loans, advances, or purchases of materials, products, or services. Chinese laws and regulations, including currency exchange controls, restrict distribution and repatriation of dividends by our China subsidiary. Additionally, there are certain Swiss fiscal restrictions related to the distribution of CHF 10,412 or approximately $9,494 of pre-acquisition retained earnings with Intersema.

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

AGGREGATE CONTRACTUAL OBLIGATIONS

Estimated annual payments under contractual obligations as of September 30, 2008 are as follows:

Contractual Obligations:	Payment due by period
	Total	1 year	2-3 years	4-5 years	> 5years
Long-term debt obligations	$79,952	$4,891	$72,755	$2,306	$-
Interest obligation on long-term debt	10,909	3,838	6,960	111	-
Capital lease obligations	1,076	730	346	-	-
Operating lease obligations *	11,063	4,063	4,575	1,541	884
Other long-term obligations**	824	624	200	-	-
Capital additions (China facility)	2,109	2,109	-	-	-
Total	$105,933	$16,255	$84,836	$3,958	$884

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

Amounts in the above table for other long-term obligations are based on March 31, 2008 balances because there have been no significant changes as of September 30, 2008. The above table excludes unresolved related earn-out payments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Amounts in thousands)

Foreign Currency Exchange Risk

We are exposed to a certain level of foreign currency exchange risk. We are exposed to foreign currency transaction and translation losses, which might result from adverse fluctuations in the value of the Euro, Hong Kong dollar, Swiss franc, Japanese yen, and Chinese RMB.

Our products are manufactured and marketed worldwide. A substantial portion of our revenues are priced in U.S. dollars. Most of our costs and expenses are priced in U.S. dollars, with the remaining priced in Chinese RMB, Euros, Swiss francs and Japanese yen. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the U.S. dollar compared with that of our foreign customers’ currencies. Geographic information, excluding discontinued operations, for revenues based on country from which invoiced, and long-lived assets based on country of location, which includes property, plant and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization follows:

	For the three months ended September 30,		For the six months ended September 30,
	2008	2007	2008	2007
Net Sales:
United States	$26,005	$28,030	$51,005	$55,337
France	7,509	6,446	15,315	12,696
Germany	4,642	5,110	9,484	9,360
Ireland	3,466	3,353	6,989	6,499
Switzerland	4,196	-	8,344	-
China	13,070	13,523	26,749	25,721
Total:	$58,888	$56,462	$117,886	$109,613

	September 30, 2008	March 31, 2008
Long Lived Assets:
United States	$7,643	$6,624
France	6,269	6,808
Germany	2,593	2,817
Ireland	3,806	4,263
Switzerland	2,308	2,418
China	20,770	17,785
Total:	$43,389	$40,715

The RMB appreciated by approximately 3.4% during the first six months of fiscal 2009, and during fiscal 2008, 2007 and 2006, the RMB appreciated approximately 9%, 4% and 3%, respectively. The Chinese government no longer pegs the RMB to the U.S. dollar, but has a currency policy letting the RMB trade in a narrow band against a basket of currencies. The Company has more expenses in RMB than sales (short RMB position), and as such, when the U.S. dollar weakens relative to the RMB, our operating profits decrease. Based on our net exposure of RMB to U.S. dollars for the fiscal year ended March 31, 2008 and forecast information for fiscal 2009, we estimate a negative operating income impact of approximately $186 for every 1% appreciation in RMB against the U.S. dollar (assuming no price increases passed to customers, and no associated cost increases or currency hedging). We continue to consider various alternatives to hedge this exposure, and as described below, during the second quart of fiscal 2009, the Company entered into a number of forward contracts in an attempt to hedge the Company’s short RMB position. Additionally, we continue to attempt to manage our RMB exposure to changes in foreign currency exchange through, among other things, pricing and monitoring balance sheet exposures for payables and receivables.

Fluctuations in the value of the Hong Kong dollar have not been significant since October 17, 1983, when the Hong Kong government tied the value of the Hong Kong dollar to that of the U.S. dollar. However, there can be no assurance that the value of the Hong Kong dollar will continue to be tied to that of the U.S. dollar.

The Company’s French and Germany subsidiaries have more sales in Euro than expenses in Euro and the Company’s Swiss subsidiary has more expenses in Swiss franc than sales, and as such, if the U.S. dollar weakens relative to the Euro and Swiss franc, our operating profits increase in France and Germany but decline in Switzerland. Based on the net exposures of Euros and Swiss francs to U.S. dollars for the fiscal year ended March 31, 2008, we estimate a positive operating income impact of $42 and a negative income impact of $30 for every 1% appreciation in Euro and Swiss franc, respectively, relative to the U.S. dollar (assuming no price increases passed to customers, and associated cost increases or currency hedging).

The Company has a number of foreign currency exchange contracts in Europe and Asia in an attempt to hedge the Company’s exposure to the Euro and RMB. The Euro/U.S. dollar and RMB/U.S. dollar currency contracts have notional amounts totaling $3,790 and $20,000, respectively, with exercise dates through August 31, 2009 at an average exchange rate of $1.43 (Euro to U.S. dollar conversion rate) and $0.148 (RMB to U.S. dollar conversion rate). Since these derivatives are not designated as hedges under SFAS No. 133, changes in their fair value are recorded in earnings, not in other comprehensive income. As of September 30, 2008 and March 31, 2008, the fair value of these contracts was an asset of $2 and $34, respectively. The fair value of our RMB currency contracts and our results of operations will be adversely affected by a decrease in value of the RMB relative to the U.S. dollar. For example, based on the $20,000 notional amount of these contracts outstanding at September 30, 2008 and current pricing of forward exchange rates of the RMB relative to the U.S. dollar, a 10% depreciation of the RMB would increase foreign currency expense and decrease our pre tax profitability by $20.

To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility accrues at a rate based on either a LIBOR rate plus a LIBOR margin or at an Indexed (prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at our election. Our results will be adversely affected by any increase in interest rates. For example, based on the $69,214 of total debt outstanding under these facilities at September 30, 2008, an annual interest rate increase of 100 basis points would increase interest expense and decrease our pre tax profitability by $692. We do not currently hedge this interest rate exposure.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer with the participation of management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2008, management did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except for that relating to the material weakness reported in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008. Management identified, as of March 31, 2008, a material weakness in our internal control over financial reporting as follows:

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

During the fiscal quarter ended September 30, 2008, the Company, with the concurrence of the Company's Audit Committee, implemented the following changes to the Company's internal control over financial reporting:  Management reviews and assesses all significant intercompany transactions to ensure proper accounting of foreign currency exchange transaction gains and losses in accordance with the applicable accounting interpretations under the guidelines established under SFAS No.52, Foreign Currency Translation.

Management’s evaluation of our controls and procedures as of September 30, 2008 excluded the evaluation of internal controls for the Company’s joint venture in Japan, Nikisso-THERM (“NT”), and the Company’s recent acquisition of Intersema. NT is an entity consolidated pursuant to FIN 46R. The Company does not have the ability to dictate or modify the controls of NT, and the Company does not have the ability, in practice, to assess those controls. The Company continues to work on the integration of Intersema into the Company’s enterprise resource planning platform and management reporting/analysis information systems. At September 30, 2008, NT and Intersema represented $3,807 and $12,027 in total assets, excluding goodwill and intangible assets resulting from the Intersema acquisition and $2,054 and $8,344 in net sales, respectively.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of Shareholders of Measurement Specialties, Inc. was held on September 16, 2008.

(b) All director nominees were elected.

(c) The following matters were voted upon at the meeting of shareholders and the votes cast with respect to such matters were as follows:

	Votes Received For	Votes Withheld
Election of Directors:

Kenneth E. Thompson	11,403,119	676,979
Morton L. Topfer	11,403,119	676,979

	Votes Received For	Votes Against	Votes Withheld	Broker Non-Votes
Approval of the Measurement Specialties, Inc. 2008 Equity Incentive Plan.	8,889,594	1,466,002	13,601	1,710,901

Ratification of appointment of independent public accountants, KPMG LLP, for the fiscal year ending March 31, 2009.	12,020,490	58,461	1,147	-

ITEM 6. EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Measurement Specialties, Inc. (Registrant)

Date: November 5, 2008	By:	/s/ Frank D. Guidone
Frank D. Guidone President, Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2008	By:	/s/ Mark Thomson
Mark Thomson Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1#	Measurement Specialties, Inc. 2008 Equity Incentive Plan

31.1	Certification of Frank D. Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Mark Thomson required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Frank D. Guidone and Mark Thomson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

#	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on September 19, 2008 and incorporated herein by reference