Form 10-Q
period 2008-12-31
Measurement Specialties Inc
filed 2009-02-04
CIK 778734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,477,438 shares of common stock, no par value per share, as of January 30, 2009.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS
DECEMBER 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands, except per share amounts)	2008	2007	2008	2007
Net sales	$43,299	$55,991	$161,184	$165,604
Cost of goods sold	24,379	32,522	91,987	95,888
Gross profit	18,920	23,469	69,197	69,716
Total operating expenses	16,866	15,949	54,963	48,629
Operating income	2,054	7,520	14,234	21,087
Interest expense, net	675	946	2,187	3,339
Foreign currency exchange loss	351	422	684	863
Other expense (income)	161	3	(193)	(29)
Income from continuing operations before minority interest and income taxes	867	6,149	11,556	16,914
Minority interest, net of income taxes	106	91	276	252
Income tax expense (benefit) from continuing operations	(115)	1,205	2,830	4,747
Income from continuing operations	876	4,853	8,450	11,915
Discontinued operations:
Income from discontinued operations before income taxes	-	42	-	98
Income tax benefit from discontinued operations	-	(9)	-	(3)
Income from discontinued operations	-	51	-	101
Net income	$876	$4,904	$8,450	$12,016

Net income per common share - Basic:
Income from continuing operations	$0.06	$0.33	$0.58	$0.83
Income from discontinued operations	-	0.01	-	0.01
Net income per common share - Basic	$0.06	$0.34	$0.58	$0.84

Net income per common share - Diluted:
Income from continuing operations	$0.06	$0.33	$0.58	$0.82
Income from discontinued operations	-	0.01	-	0.01
Net income per common share - Diluted	$0.06	$0.34	$0.58	$0.83

Weighted average shares outstanding - Basic	14,464	14,357	14,461	14,337
Weighted average shares outstanding - Diluted	14,536	14,535	14,545	14,512

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands)	December 31, 2008	March 31, 2008

ASSETS

Current assets:
Cash and cash equivalents	$23,197	$21,565
Accounts receivable, trade, net of allowance for doubtful accounts of $623 and $696, respectively	25,945	39,919
Inventories, net	47,614	40,286
Deferred income taxes, net	4,467	4,299
Prepaid expenses and other current assets	4,180	3,760
Other receivables	716	1,270
Due from joint venture partner	1,664	2,155
Current portion of promissory note receivable	283	809
Total current assets	108,066	114,063

Property, plant and equipment, net	45,915	40,715
Goodwill	94,717	95,710
Acquired intangible assets, net	26,386	31,766
Deferred income taxes, net	2,610	1,769
Other assets	1,519	1,592
Total assets	$279,213	$285,615

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	December 31, 2008	March 31, 2008

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of promissory notes payable	$4,734	$2,511
Current portion of long-term debt	2,348	3,157
Current portion of capital lease obligation	717	822
Accounts payable	14,947	23,523
Accrued expenses	3,163	3,634
Accrued compensation	4,750	7,067
Income taxes payable	1,714	751
Other current liabilities	4,679	3,510
Total current liabilities	37,052	44,975

Revolver	56,802	58,206
Promissory notes payable, net of current portion	4,734	7,535
Long-term debt, net of current portion	13,453	15,309
Capital lease obligation, net of current portion	157	781
Other liabilities	1,230	1,067
Total liabilities	113,428	127,873

Minority interest	2,563	1,953

Shareholders' equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	-	-
Common stock, no par; 25,000,000 shares authorized; 14,477,438 and 14,440,848 shares issued and outstanding, respectively	-	-
Additional paid-in capital	81,247	78,720
Retained earnings	70,389	61,939
Accumulated other comprehensive income	11,586	15,130
Total shareholders' equity	163,222	155,789
Total liabilities, minority interest and shareholders' equity	$279,213	$285,615

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

				Accumulated
		Additional		Other
	Shares of Common	paid-in	Retained	Comprehensive		Comprehensive
(Dollars in thousands)	Stock	capital	Earnings	Income (loss)	Total	Income
Balance, March 31, 2007	14,280,364	$73,399	$45,497	$1,741	$120,637
Comprehensive income:
Net income		-	12,016	-	12,016	$12,016
Currency translation adjustment		-	-	6,968	6,968	6,968
Comprehensive income		-	-	-	-	$18,984
Non-cash equity based compensation (SFAS 123R)		2,493	-	-	2,493
Amounts from exercise of stock options	143,114	1,568	-	-	1,568
Balance, December 31, 2007	14,423,478	$77,460	$57,513	$8,709	$143,682

Balance, March 31, 2008	14,440,848	$78,720	$61,939	$15,130	$155,789
Comprehensive income:
Net income		-	8,450	-	8,450	$8,450
Currency translation adjustment		-	-	(3,544)	(3,544)	(3,544)
Comprehensive income		-	-	-	-	$4,906
Non-cash equity based compensation (SFAS 123R)		2,251	-	-	2,251
Amounts from exercise of stock options	36,590	276	-	-	276
Balance, December 31, 2008	14,477,438	$81,247	$70,389	$11,586	$163,222

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended December 31,
(Amounts in thousands)	2008	2007

Cash flows from operating activities:
Net income	$8,450	$12,016
Less: Income from discontinued operations - Consumer	-	101
Income from continuing operations	8,450	11,915

Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	9,588	6,784
Loss on sale of assets	117	93
Provision for doubtful accounts	317	84
Provision for inventory reserve	111	566
Provision for warranty	112	455
Minority interest	276	252
Non-cash equity based compensation (SFAS 123R)	2,251	2,493
Deferred income taxes	(1,532)	822
Net change in operating assets and liabilities:
Accounts receivable, trade	12,899	2,099
Inventories	(7,513)	(545)
Prepaid expenses, other current assets and other receivables	(26)	(256)
Other assets	671	(238)
Accounts payable	(7,599)	3,008
Accrued expenses, accrued compensation, other current and other liabilities	(1,654)	(2,073)
Accrued litigation settlement expenses	-	(1,275)
Income taxes payable	1,166	263
Net cash provided by operating activities from continuing operations	17,634	24,447
Cash flows used in investing activities from continuing operations:
Purchases of property and equipment	(11,334)	(8,473)
Proceeds from sale of assets	6	26
Acquisition of business, net of cash acquired	-	(22,838)
Net cash used in investing activities from continuing operations	(11,328)	(31,285)
Cash flows from financing activities from continuing operations:
Repayments of long-term debt	(2,439)	(2,183)
Borrowings of short-term debt, revolver and notes payable	2,500	41,127
Repayments of short-term debt, revolver, captial leases and notes payable	(4,487)	(13,587)
Payments under deferred acquisition payments	-	(1,738)
Minority interest payments	-	(243)
Proceeds from exercise of options	276	1,568
Net cash used in financing activities from continuing operations	(4,150)	24,944

Net cash provided by operating activities of discontinued operations	-	158
Net cash provided by investing activities of discontinued operations	540	2,239
Net cash provided by discontinued operations	540	2,397

Net change in cash and cash equivalents	2,696	20,503
Effect of exchange rate changes on cash	(1,064)	746
Cash, beginning of year	21,565	7,709
Cash, end of period	$23,197	$28,958

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$2,119	$3,461
Income taxes	1,715	3,278
Non-cash investing and financing transactions:
Promissory note receivable from sale of discontinued operations	-	8,708

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEASUREMENT SPECIALTIES, INC.   AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Interim Financial Statements:  The information presented as of December 31, 2008 and for the three and nine month periods ended December 31, 2008 and 2007 are unaudited, and reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of December 31, 2008, the results of its operations for the three and nine month periods ended December 31, 2008 and 2007, and cash flows for the nine month periods ended December 31, 2008 and 2007. The Company’s March 31, 2008 balance sheet information was derived from the audited consolidated financial statements for the year ended March 31, 2008, which are included as part of the Company’s Annual Report on Form 10-K.

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

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, the Company consolidates its one variable interest entity (“VIE”) for which the Company is the primary beneficiary. With the purchase of YSI Temperature, the Company acquired a 50 percent ownership interest in Nikisso-THERM (“NT”), a joint venture in Japan. This joint venture is included in the condensed consolidated financial statements of the Company at December 31, 2008 and 2007 and March 31, 2008. At December 31, 2008 and March 31, 2008, NT had amounts due from Nikisso, NT joint venture partner, of $1,664  and $2,155, respectively.

In accordance with the disclosure requirements of FASB Staff Position (FSP) SFAS No. 140-4 and FIN 46R-8, Disclosures by Public Entities about Transfers of Financial Assets and Interest in Variable Interest Entities, the nature of the Company’s involvement with N-T is not as a sponsor of a qualifying special purpose entity (SPE) for the transfer of financial assets.  N-T is a self-sustaining manufacturer and distributor of temperature based sensor systems in Asian markets.  The assets of N-T are for the operations of the joint venture and the VIE relationship does not expose the Company to risks not considered normal business risks.  The carrying amount and classification of the variable interest entity’s assets and liabilities in the consolidated statement of financial position that are consolidated in accordance with Interpretation 46R are as follows at December 31, 2008:

Assets:
Cash	$1,037
Accounts receivable	1,413
Inventory	684
Other assets	116
Due from joint venture partner	1,664
Property and equipment	204
Total assets	$5,118

Liabilities:
Accounts payable	$(268)
Accrued expenses	(246)
Deferred income taxes and other	(516)
Total liabilities	$(1,030)

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

On February 12, 2008, the FASB issued FASB Staff Positions that delayed for one year the applicability of SFAS No. 157’s fair value measurement requirements to certain nonfinancial assets and liabilities, excluded most lease accounting fair-value measurements from SFAS No. 157’s scope,.

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

In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (“SFAS No. 141R”) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment to ARB No. 51 (“SFAS No. 160”). SFAS No. 141R and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for fiscal years, and interim periods within these fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No.141R will be applied to business combinations occurring after the effective date. The accounting for contingent consideration under SFAS No. 141R requires the measurement of contingencies at the fair value on the acquisition date. Contingent consideration can be either a liability or equity based, and as such will be accounted for under SFAS No. 150, SFAS No. 133, or EITF 00-19. Subsequent changes to the fair value of the contingent consideration (liability) are recognized in earnings, not to goodwill, and equity classified contingent consideration amounts are not re-measured. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company is currently evaluating the effect that the adoption of SFAS No. 141R and SFAS No. 160 will have on its results of operations and financial position.

3.   STOCK BASED COMPENSATION AND PER SHARE INFORMATION

The Company accounts for stock-based compensation under SFAS No. 123R (Revised 2004), Share-Based Payment. Stock-based compensation expense for the three months ended December 31, 2008 and 2007 was $727 and $860, respectively, and for the nine months ended December 31, 2008 and 2007 was $2,251 and $2,493, respectively. The estimated fair value of stock options granted during the three and nine months ended December 31, 2008 approximated $1,063 and $1,256, respectively, net of expected forfeitures and is being recognized over their respective vesting periods. During the three and nine months ended December 31, 2008, the Company recognized $49 and $88, respectively, of expense related to these options.

The Company has four share-based compensation plans for which options are currently outstanding.  At the Company’s Annual Shareholders’ meeting on September 16, 2008, the Company’s shareholders approved a new stock-based compensation plan, the 2008 Equity Incentive Plan (“2008 Plan”).  With the adoption of the 2008 Plan, no further options may be granted under the Company’s 2006 Stock Option Plan.  The 2008 Plan permits the granting of incentive stock options, non-qualified stock options, and restricted stock units.  Subject to certain adjustments, the maximum number of shares of common stock that may be issued under the 2008 Plan in connection with awards is 1,400,000 shares.  These plans are administered by the compensation committee of the Board of Directors, which approves grants to individuals eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. The Chief Executive Officer can also grant individual awards up to certain limits as approved by the compensation committee. Awards are generally granted based on the individual’s performance. Terms for stock-option awards include pricing based on the closing price of the Company’s common stock on the award date, and generally vest over three to five year requisite service periods using a graded vesting schedule or subject to performance targets established by the compensation committee. Shares issued under stock option plans are newly issued common stock. Readers should refer to Note 14 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 for additional information related to the three share-based compensation plans under which options are currently outstanding and the Company’s 2008 Proxy Statement on Schedule 14A for our annual meeting of shareholders filed on July 29, 2008 for additional information related to the 2008 Plan.

During the three and nine months ended December 31, 2008, the Company granted a total of 536,988 and 571,988 stock options, respectively, from the 2006 Stock Option Plan and the 2008 Plan. The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of stock-based awards with the following assumptions for the indicated period.

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Dividend yield	-	-	-	-
Expected Volatility	48.9%	37.2%	47.6%	37.6%
Risk-Free Interest Rate	1.5%	3.2%	1.6%	3.6%
Expected term after vesting (in years)	2.0	2.0	2.0	2.0
Weighted-average grant-date fair value	$1.98	$7.93	$1.96	$8.27

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

During the nine months ended December 31, 2008, approximately 36,590 stock options were exercised yielding $276 in cash proceeds and no tax benefit recognized as additional paid-in capital. During the nine months ended December 31, 2007, approximately 143,114 stock options were exercised yielding $1,568 in cash proceeds and no tax benefit recognized as additional paid-in capital.

At December 31, 2008, there was $4,269 of unrecognized compensation cost adjusted for estimated forfeitures related to share-based payments, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

Per Share Information:  Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options and warrants, less the shares that may be repurchased with the funds received from their exercise. Outstanding awards relating to approximately 1,940,376 and 1,249,490 weighted shares were excluded from the calculation for the three months ended December 31, 2008 and 2007, respectively, and approximately 1,860,916 and 1,502,718 weighted shares were excluded from the calculation for the nine months ended December 31, 2008 and 2007, respectively, as the impact of including such awards in the calculation of diluted earnings per share would have had an anti-dilutive effect.

The computation of the basic and diluted net income per common share is as follows:

	Net income (Numerator)	Weighted Average Shares in thousands (Denominator)	Per-Share Amount
Three months ended December 31, 2008
Basic per share information	$876	14,464	$0.06
Effect of dilutive securities	-	72	-
Diluted per-share information	$876	14,536	$0.06

Three months ended December 31, 2007
Basic per share information	$4,904	14,357	$0.34
Effect of dilutive securities	-	178	-
Diluted per-share information	$4,904	14,535	$0.34

Nine months ended December 31, 2008
Basic per share information	$8,450	14,461	$0.58
Effect of dilutive securities	-	84	-
Diluted per-share information	$8,450	14,545	$0.58

Nine months ended December 31, 2007
Basic per share information	$12,016	14,337	$0.84
Effect of dilutive securities	-	175	(0.01)
Diluted per-share information	$12,016	14,512	$0.83

4. INVENTORIES

Inventories and inventory reserves for slow-moving, obsolete and lower of cost or market exposures at December 31, 2008 and March 31, 2008 are summarized as follows:

	December 31, 2008	March 31, 2008
Raw Materials	$17,800	$17,474
Work-in-Process	6,212	6,140
Finished Goods	27,134	20,082
	51,146	43,696
Inventory Reserves	(3,532)	(3,410)
	$47,614	$40,286

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments.  Property, plant and equipment are summarized as follows:

	December 31, 2008	March 31, 2008	Useful Life
Production equipment & tooling	$44,627	$43,893	3-10 years
Building and leasehold improvements	10,407	9,737	39 years or lesser of useful life or remaining term of lease
Furniture and equipment	12,185	12,000	3-10 years
Construction-in-progress	14,877	8,584
Total	82,096	74,214
Less: accumulated depreciation and amortization	(36,181)	(33,499)
	$45,915	$40,715

Total depreciation was $1,756 and $1,541 for the three months ended December 31, 2008 and 2007, respectively. Total depreciation was $5,610 and $4,505 for the nine months ended December 31, 2008 and 2007, respectively.  Property and equipment included $874 and $1,603 in capital leases at December 31, 2008 and March 31, 2008, respectively. Construction-in-progress at December 31, 2008 and March 31, 2008 includes approximately $10,128 and $7,364, respectively, related to the construction of the new facility in China.

6. ACQUISITIONS, GOODWILL IMPAIRMENT TESTING, AND ACQUIRED INTANGIBLES

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

Adjustments to decrease goodwill since March 31, 2008 relate to $735 in adjustments to purchase price allocations and $258 in translation adjustments for changes in foreign currency exchange rates. Goodwill balances presented in the condensed consolidated balance sheets of foreign acquisitions are translated at the exchange rate in effect at each balance sheet date; however, opening balance sheets used to calculate goodwill and acquired intangible assets are based on purchase date exchange rates, except for earn-out payments, which are recorded at the exchange rates in effect on the date the earn-out is accrued.  The following briefly describes the Company’s acquisitions from the beginning of fiscal 2007 forward.

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

Visyx:  Effective November 20, 2007, the Company acquired certain assets of Visyx Technologies, Inc. (Visyx”) based in Sunnyvale, California for $1,624 ($1,400 at close, $100 held-back to cover certain expenses, and $124 in acquisition costs). The Seller has the potential to receive up to an additional $2,000 in the form of a contingent payment based on successful commercialization of specified sensors prior to December 31, 2011, and an additional $9,000 earn-out based on a percentage of sales in calendar years 2009, 2010 and 2011. If these earn-out contingencies are resolved and meet established conditions, these amounts will be recorded as an additional element of the cost of the acquisition.  The resolution of these contingencies is not determinable at this time, and accordingly, the Company’s purchase price allocation for Visyx is subject to earn-out payments.  Visyx has a range of sensors that measure fluid properties, including density, viscosity and dielectric constant, for use in heavy truck/off road engines and transmissions, compressors/turbines, refrigeration and air conditioning.  The Company’s final purchase price allocation, except for earn-out contingencies, related to the Visyx acquisition follows:

Assets:
Accounts receivable	$12
Inventory	10
Acquired intangible assets	1,528
Goodwill	74
Total Purchase Price	$1,624

Cash paid	$1,400
Deferred payment	100
Costs	124
Total Purchase Price	$1,624

Intersema:  Effective December 28, 2007, the Company completed the acquisition of all of the capital stock of Intersema Microsystems S.A. (“Intersema”), a sensor company headquartered in Bevaix, Switzerland, for $40,160 ($31,249 in cash at closing, $8,708 in unsecured Promissory Notes (“Intersema Notes”), and $203 in acquisition costs). The Intersema Notes bear interest of 4.5% per annum and are payable in four equal annual installments beginning December 28, 2008. The selling shareholders have the potential to receive up to an additional $18,946 based on December 31, 2008 exchange rates or 20,000 Swiss francs tied to calendar 2009 earnings growth objectives, and if the contingencies are resolved and meet established conditions, these amounts will be recorded as an additional element of the cost of the acquisition. The resolution of these contingencies is not determinable at this time, and accordingly, the Company’s purchase price allocation for Intersema is subject to earn-out payments.  Intersema is a designer and manufacturer of pressure sensors and modules with low pressure, harsh media and ultra-small package configurations for use in barometric and sub-sea depth measurement markets. The transaction was financed with borrowings under the Company’s Amended Credit Facility (See Note 7).   The Company’s final purchase price allocation, except for earn-out contingencies, related to the Intersema acquisition follows:

Assets:
Cash	$10,542
Accounts receivable	1,162
Inventory	3,770
Other assets	619
Property and equipment	1,811
Acquired intangible assets	13,773
Goodwill	13,851
45,528

Liabilities:
Accounts payable	(832)
Accrued expenses	(1,119)
Deferred income taxes	(3,417)
(5,368)
Total Purchase Price	$40,160

During the quarter ended December 31, 2008, the Company recorded an adjustment for $500 to increase inventory balances relating to the Intersema acquisition.  Since purchase accounting for Intersema was finalized, in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), during the second quarter of fiscal 2009, and the aforementioned adjustment related directly to the inventory values assigned with purchase accounting, such adjustment was not recorded as a reduction of goodwill, but rather directly to income.  The adjustments resulted in an increase in net income of approximately $372 (net of income taxes) or $0.03 per diluted share.  The adjustment was identified as part of the integration of Intersema into the Company’s information reporting system.  The Company has determined that this adjustment is not material under the guidelines of Staff Accounting Bulletin (“SAB”) Topic No. 108, “Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which requires the Company to evaluate the adjustment from a quantitative perspective using both the rollover and iron curtain methods, as well as to consider qualitative factors.

Goodwill Impairment Testing:  Goodwill is tested for impairment annually at fiscal year end and more frequently if events and circumstances indicate that the asset might be impaired.  During the quarter ended December 31, 2008, based on a combination of factors, including the current economic environment, our operating results, and a decline in our market capitalization, we concluded that there were sufficient indicators to require the Company to perform an interim goodwill impairment analysis as of December 31, 2008.

The goodwill impairment test is a two step test.  Under the first step, the fair value of the reporting unit is compared to its carrying value (including goodwill).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit, and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss would be recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  Fair value of the reporting unit is determined using a discounted cash flow analysis.

We perform our goodwill impairment analysis at one level below the operating segment level, as defined in SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).  The Company continues to have one reporting segment, a sensor business, under the guidelines established with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), because of, among other things, the criteria for aggregation.  However, the goodwill impairment analysis under the requirements of SFAS No. 142 is performed at the reporting unit level.  A reporting unit is the same as, or one level below, an operating segment as defined in SFAS No. 131.  The Company’s reporting units for the purposes of the goodwill impairment analysis are the Company’s three business groups: Pressure/Force (PFG), Position/Piezo/Vibration (PVG), and Humidity/Chemical Gas/ Temperature/Optical (HTG).

During the quarter ended December 31, 2008, the Company realigned its operating structure  to facilitate better focus on cross-selling of the differing sensor products and the planned retirement of one of the group vice presidents, as well as other changes within management and to address current business conditions. This resulted in the modification of the three business group structure into one operating segment.   Accordingly, the Company currently has one single reporting unit, and the Company may have one single reporting unit for future goodwill impairment analyses.  Management continually assesses the Company’s operating structure, and this structure could be modified further based on future circumstances and business conditions.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. To derive the fair value of our reporting units, the Company performed various valuation analyses primarily utilizing the income approach, as well as the market approach. Under the market-based approach, we derived the fair value of our reporting units based on earning multiples of comparable publicly-traded peer companies. Under the income approach, we determined fair value based on estimated future cash flows discounted by an estimated weighted average cost of capital of approximately 12.3%, which is considered the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Although our cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the expected future cash flows attributable to these businesses. In addition, the evaluation requires that we make certain judgments in allocating shared assets and liabilities to the balance sheets of those businesses.  While we believe the fair values we have estimated are reasonable, actual performance in the short-term and long-term could be materially different from our forecasts, which could impact future estimates of fair value of our reporting units and may result in impairment of goodwill

As a reasonableness test, the aggregate fair value of the Company’s reporting units is reconciled to the Company’s adjusted market capitalization:  As of December 31, 2008, the fair value of the Company was estimated to be $171.  The Company’s adjusted market capitalization is based on a two week average stock price and a control premium of approximately 63%.  The two week period is considered a reasonable period of time for calculating an overall market capitalization for this analysis  due to, among other factors, the Company’s stock is considered thinly traded.  We also consider a control premium to represent the estimated amount an investor would pay for our equity securities to obtain a controlling interest.  The criteria used to derive the control premium included companies within our peer group (SIC Code 3823 through 3829) for acquisitions greater than $100,000 from 2006 through 2008.

Based on our interim assessment at December 31, 2008, there was no impairment of goodwill and all of our acquisition-related intangible assets were considered recoverable.

Acquired Intangibles:  In connection with all acquisitions, the Company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade-names, order backlogs and covenants-not-to-compete. The gross amounts and accumulated amortization, along with the range of amortizable lives, are as follows:

		December 31, 2008			March 31, 2008
	Weighted- Average Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	9	$27,109	$(8,204)	$18,905	$28,387	$(5,950)	$22,437
Patents	15	4,193	(872)	3,321	4,391	(714)	3,677
Tradenames	3	1,797	(1,384)	413	1,895	(998)	897
Backlog	1	2,545	(2,545)	-	2,653	(2,067)	586
Covenants-not-to-compete	3	962	(924)	38	970	(910)	60
Proprietary technology	14	4,607	(898)	3,709	4,756	(647)	4,109
		$41,213	$(14,827)	$26,386	$43,052	$(11,286)	$31,766

Amortization expense for the quarter ended December 31, 2008 and 2007 was $1,255 and $732, respectively.  Amortization expense for the nine months ended December 31, 2008 and 2007 was $3,978 and $2,279, respectively.  Estimated annual amortization expense is as follows:

Amortization
Year	Expense
2009	$4,189
2010	3,776
2011	3,409
2012	2,931
2013	1,998
Thereafter	10,083
$26,386

Pro forma Financial Data (Unaudited):  The following represents the Company’s pro forma consolidated results of continuing operations for the quarter and nine months ended December 31, 2007, based on final purchase accounting information, assuming the Visyx and Intersema acquisitions occurred as of April 1, 2007, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had all the acquired companies been operated as part of the Company since April 1, 2007.

	Three months ended December 31, 2007	Nine months ended December 31, 2007
Net sales	$60,638	$178,970

Income from continuing operations	$4,526	$10,935

Income from continuing operations per common share:
Basic	$0.32	$0.76
Diluted	$0.31	$0.75

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

As of December 31, 2008, the Company utilized the prime based rate for the term and revolving credit facilities under the Amended Credit Facility. The weighted average interest rate applicable to borrowings under the revolving credit facility was approximately 3.50% at December 31, 2008. As of December 31, 2008, the outstanding borrowings on the revolving credit facility, which is classified as long-term debt, were $56,802, and the Company had an additional $64,198 available under the revolving credit facility. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change.  At December 31, 2008, the Company could borrow an additional $39,000. Commitment fees on the unused balance were equal to .375% per annum of the average amount of unused balances.

Promissory Notes:  In connection with the acquisition of Intersema, the Company issued Swiss franc denominated unsecured promissory notes (“Intersema Notes”) totaling $9,468, of which $4,734 is classified as current at December 31, 2008. The Intersema Notes are payable in four annual installments of approximately $2,367 beginning December 28, 2008 and bear an interest rate of 4.5% per year.  The first payments were to be due on December 28, 2008.  At the payees’ request prior to December 28, 2008, the Company agreed to delay the making of the first payments until January 5, 2009.

Long-Term Debt and Promissory Notes:  Below is a summary of the long-term debt and promissory notes outstanding at December 31, 2008 and March 31, 2008:

	December 31,	March 31,
	2008	2008
Prime or LIBOR plus 2.00% or 0.25% five-year term loan with a final installment due on April 3, 2011	$14,500	$16,000

Governmental loans from French agencies at no interest and payable based on R&D expenditures	573	794

Term credit facility with six banks at an interest rate of 4% payable through 2010	728	1,079

Bonds issued at an interest rate of 3% payable through 2009	-	553

Term credit facility with two banks at interest rates of 3.9%-4.0% payable through 2009	-	40
	15,801	18,466
Less current portion of long-term debt	2,348	3,157
	$13,453	$15,309
4.5% promissory note payable in four equal annual installments through December 28, 2011	$9,468	$10,046
Less current portion of promissory notes payable	4,734	2,511
	$4,734	$7,535

The annual principal payments of long-term debt and revolver as of December 31, 2008 are as follows:

Year	Term	Other	Subtotal	Notes	Revolver	Total
2009	$2,000	$348	$2,348	$4,734	-	$7,082
2010	2,000	861	2,861	2,367	-	5,228
2011	10,500	69	10,569	2,367	56,802	69,738
2012	-	18	18	-	-	18
2013	-	5	5	-	-	5
Thereafter	-	-	-	-	-	-
Total	$14,500	$1,301	$15,801	$9,468	$56,802	$82,071

8. INCOME TAXES:

Income tax expense for interim reporting is based on an estimated overall effective tax rate for the entire fiscal year, in addition to any discrete tax adjustments. The overall estimated effective tax rate is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely, but which are subject to change.   The current year estimated overall effective tax rate for the first nine months is approximately 26.5%, as compared to the prior year estimated overall effective tax rate of approximately 25.5%.  The current year estimated overall tax rate has been mainly impacted by the increase in the tax rates in China.

The Company’s overall income tax rate (income tax expense from continuing operations divided by income from continuing operations less minority interest) during the nine months ended December 31, 2008 is approximately 24.5%, as compared to 28.5% during the same period last year. The difference between the overall estimated effective tax rate and the overall income tax rate is due to discrete tax adjustments.  The current year overall income tax rate was impacted by one discrete adjustment, and the prior year overall income tax rate was largely impacted by an expense discrete tax adjustment resulting from the enactment of a tax rate change in Germany.

Income taxes during the third quarter of fiscal 2009 decreased $1,320 to an income tax benefit of $115, as compared to $1,205 income tax expense for the third quarter of fiscal 2008.  The fluctuation of income tax expense to income tax benefit is mainly due to the revision of the estimated overall effective tax rate in the third quarter to 26.5% from 28%, as well as the decrease in taxable income.  The decrease in the estimated overall effective tax rate mainly reflects the impact of the overall decrease in business due to the current economic situation, particularly with regard to the tax expense associated with certain foreign based income taxable in the U.S., as well as the shift of taxable earnings to tax jurisdictions with lower tax rates.

During the quarter ended December 31, 2008, the Company recorded a discrete tax credit adjustments totaling approximately $152 related to the refinement of the estimates between the preparation of the prior year tax provision and the filing of the prior year tax returns.

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

During the quarter ended September 30, 2007, the Company recorded a discrete non-cash tax adjustment of approximately $997 for the revaluation of the net deferred tax assets in Germany resulting from the decrease in tax rates enacted in 2007. The Company’s combined tax rate in Germany decreased from 39% to 31%, as a result of the German Business Tax Reform 2008, which became effective on August 17, 2007.

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

	For the three months ended December 31,		For the nine months ended December 31,
	2008	2007	2008	2007
Net Sales:
United States	$22,880	$25,533	$73,884	$80,870
France	5,411	7,361	20,727	20,057
Germany	3,271	4,782	12,755	14,142
Ireland	2,570	3,146	9,559	9,646
Switzerland	2,430	-	10,774	-
China	6,737	15,169	33,485	40,889
Total:	$43,299	$55,991	$161,184	$165,604

	December 31, 2008	March 31, 2008
Long Lived Assets:
United States	$7,692	$6,624
France	6,138	6,808
Germany	2,440	2,817
Ireland	3,660	4,263
Switzerland	2,274	2,418
China	23,711	17,785
Total:	$45,915	$40,715

At December 31, 2008, approximately $7,641 of the Company’s cash is maintained in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations.

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

Acquisition Earn-Outs and Contingent Payments:  In connection with the Visyx acquisition, the Company has a contingent payment obligation of approximately $2,000 based on the commercialization of certain sensors, and a sales performance based earn-out totaling $9,000, none of which was accrued since the respective contingencies were not achieved at December 31, 2008. In connection with the Intersema acquisition, the Company has earnings performance based earn-out obligations totaling $18,946, none of which was accrued since the contingency was not achieved at December 31, 2008.

11. DERIVATIVE INSTRUMENTS:

The Company has a number of foreign currency exchange contracts to manage exposure to fluctuations of the U.S. dollar relative to the Euro and Chinese RMB (“RMB”). The Euro/U.S. dollar currency contracts have a total notional amount of $4,320 and $3,027 at December 31, 2008 and March 31, 2008, respectively, and the RMB/U.S. dollar contracts have a total notional amount of $15,000 at December 31, 2008.  The exercise dates are through August 31, 2009 at an average exchange rate of $1.39 (Euro to U.S. dollar conversion rate) and $0.148 (RMB to U.S. dollar conversion rate). Since these derivatives are not designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, changes in their fair value are recorded in earnings in foreign currency exchange gain or loss, not in accumulated other comprehensive income.  As of December 31, 2008 and March 31, 2008, the fair value of these currency contracts was a liability of $7 and an asset of $34, respectively, and was included in other current assets.

12. DISCONTINUED OPERATIONS:

Effective December 1, 2005, the Company completed the sale to Fervent Group Limited (FGL) of its Consumer Products segment, including its Cayman Island subsidiary, Measurement Limited. FGL is a company controlled by the owners of River Display Limited, the Company’s long time partner and primary supplier of consumer products in Shenzhen, China. Under the terms of the agreement, the Company sold to FGL the Company’s Consumer Division for $8,500 in cash and a two-year non-interest bearing promissory note receivable from FGL. The Company recorded the promissory note receivable net of imputed interest of 5% at $3,800. In addition, the Company could have earned an additional $5,000 if certain performance criteria (sales and margin targets) were met within the first year. The Company recorded $2,156 of the earn-out in fiscal year 2007, because a portion of the earn-out targets were met. This amount is net of imputed interest, payable over eight quarters, and was reported in the 2007 consolidated statement of operations as the gain on disposition of discontinued operations and as net cash provided by investing activities of discontinued operations in the condensed consolidated statement of cash flows. The related receivable is included in the condensed consolidated balance sheet as current portion of promissory note receivable. At December 31, 2008 and March 31, 2008, the promissory notes receivable related to the sale and earn-out of the Consumer business totaled $283 and $809, respectively.

13. SUBSEQUENT EVENTS:

On January 30, 2009, the Company consummated the acquisition of all of the capital stock of RIT SARL (“RIT”), a sensor company headquartered in Fontenay, France, for €4,750.  The total purchase price in U.S. dollars based on the January 30, 2009 exchange rate was approximately $6,216. The selling shareholders have the potential to receive up to an additional €2,000 tied to 2009 and 2010 sales growth objectives, and if the contingencies are resolved and established conditions are met, these amounts will be recorded as an additional element of the cost of the acquisition.  RIT designs and manufactures temperature sensors and probes utilizing NTC, Platinum (Pt) and thermo-couples technologies through wholly-owned subsidiaries in France and China.

On January 30, 2009, the Company consummated the acquisition of all of the capital stock of FGP Instrumentation, GS Sensors and ALS (collectively “FGP”), sensor companies located in Les Clayes-sous-Bois and Druex, France for €5,600.  The total purchase price in U.S. dollars based on the January 30, 2009 exchange rate was approximately $7,328. The selling shareholders have the potential to receive up to an additional €1,400 tied to 2009 sales growth objectives, and if the contingencies are resolved and meet established conditions, these amounts will be recorded as an additional element of the cost of the acquisition.  FGP is a designer and manufacturer of custom force, pressure and vibration sensors for aerospace and test and measurement markets.

The above transactions were funded from a combination of cash and borrowings under the Company’s Amended Credit Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands, except per share data)

FORWARD-LOOKING STATEMENTS

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Certain information included or incorporated by reference in this Quarterly Report may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, margins, expenses, tax provisions (or reversals of tax provisions), earnings or losses from operations, cash flows, synergies or other financial items; cash flows for goodwill impairment testing purposes; plans, strategies and objectives of management for future operations, including statements relating to potential acquisitions, executive compensation and purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that Measurement Specialties, Inc. (“MEAS”, the “Company,” “we,” “us,” “our”) intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “forecast,” “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.

Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, many of which are beyond our control. Actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made. Factors that might cause actual results to differ materially from the expected results described in or underlying our forward-looking statements include:

•	Conditions in the general economy and in the markets served by us, including reduced demand for products that incorporate our products;

•	Conditions in the credit markets, including our ability to raise additional funds or refinance our existing credit facility;

•	Competitive factors, such as price pressures and the potential emergence of rival technologies;

•	Interruptions of suppliers’ operations or the refusal of our suppliers to provide us with component materials;

•	Timely development, market acceptance and warranty performance of new products;

•	Changes in product mix, costs and yields and fluctuations in foreign currency exchange rates;

•	Uncertainties related to doing business in Europe and China;

•	Legislative initiatives, including tax legislation and other changes in the Company’s tax position;

•	Legal proceedings;

•	The success of any reorganization or cost control efforts; and

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

Effective December 1, 2005, we completed the sale of our Consumer segment, including our Cayman Island subsidiary, Measurement Limited (“ML”), to Fervent Group Limited (“FGL”). FGL is a company controlled by the owners of River Display Limited, our long time partner and primary supplier of consumer products in Shenzhen, China. Accordingly, the related financial statements for the Consumer segment are reported as discontinued operations. All comparisons in Management’s Discussion and Analysis for each of the periods ended December 31, 2008 and 2007, exclude the results of these discontinued operations except as otherwise noted.

EXECUTIVE SUMMARY

Over the past four fiscal years, but excluding the current fiscal period, the Company has grown sales as a result of consistent organic growth and growth through acquisitions.  We have consummated twelve acquisitions since June 2004 with a cumulative purchase price exceeding $154,000, establishing new lines of business and/or expanding our geographic footprint.

During our second quarter of fiscal 2009 and continuing into our third quarter, sales growth has been influenced by curtailed spending by several of our top customers in large part due to the overall global economic conditions and tight credit markets.  The current recession is one of the worst recessions in decades, and there is downward economic pressure in most areas of the economy.  Customers tied to passenger and non-passenger vehicle, consumer product, residential/commercial construction, semiconductor, and commercial product markets are all generally reducing forecasts and delaying orders.  As such, the Company’s current growth rate is lower than historical levels and previous estimates.  Accordingly, we have taken decisive action to align our labor workforce with the latest sales projections and we have lowered costs through reductions in headcount, management salaries, and elimination of the Company’s management bonus program and 401(k) match, as well as the curtailment of capital expenditure and implementing other cost control measures.  Additionally, the Company modified the three business group structure into one operating segment, due to, among other factors, better focus on cross-selling of the differing sensor products, the planned retirement of one of the group vice presidents, as well as other changes within management and to address current business conditions.

During the quarter ended December 31, 2008, based on a combination of factors, including the current economic environment, our operating results, and a decline in our market capitalization, we concluded that there were sufficient indicators to require the Company to perform an interim goodwill impairment analysis as of December 31, 2008.  Based on our interim assessment at December 31, 2008, there was no impairment of goodwill and all of our acquisition-related intangible assets were considered recoverable.   To derive the fair value of our reporting units, the Company performed various valuation analyses utilizing the income approach. Under the income approach, we determined fair value based on estimated future cash flows discounted by an estimated weighted average cost of capital, which reflected the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Estimated future cash flows were based on our internal projection models, as well as other assumptions deemed reasonable by management.  However, actual performance in the short-term and long-term could be materially different from these forecasts, which could impact future estimates of fair value of our reporting units and may result in impairment of goodwill.

Consistent with our strategy to expand our product portfolio and global footprint, we completed two acquisitions in fiscal 2008. In November 2007, we acquired the assets of Visyx, including novel intellectual property that utilizes a mechanical resonator to measure fluid properties. Under the leadership of our engineering team in Toulouse, France, we have been able to advance the program and introduce production-ready prototypes to the market. While we are very enthusiastic about our progress and the initial customer commitment, we do not anticipate generating material sales until calendar year 2009, and accordingly, the investment being made in this technology negatively influenced operating results in fiscal 2008 and fiscal 2009. In December 2007, we acquired Intersema, a manufacturer of pressure sensors and modules. As a result of front-end loaded amortization, additional interest due to increased debt, significant volatility of exchange rates with the Swiss franc from acquisition date, and specific integration and short term operating issues, Intersema’s operating results underperformed relative to our expectations.

To support the Intersema acquisition and future acquisition opportunities, we expanded our revolving credit facility in December 2007 by $66,000 to $121,000. As a result, we have approximately $64,000 available under the revolving facility which is limited by covenants to $39,000, as well as $23,000 in cash. We expect to continue our acquisition strategy in fiscal 2009 and beyond and we believe our strong liquidity positions us well to capitalize on opportunities that will likely arise as a result of the challenging market conditions.

A core tenet of our strategy is providing customized solutions to our customers.  To cost effectively deliver this service, we have expanded our infrastructure in China considerably.  Today, products generating approximately 60% of our net sales are manufactured in China and nearly 70% of our global employees are in our China operation.  Given our commitment to the region in general, and Shenzhen in particular, and in order to mitigate the continued lease cost escalation in the future and add adequate room for expansion, we made the decision two years ago to lease property in Shenzhen and build a new manufacturing facility and Asian headquarters.  We began construction on a 230,000 square foot facility last March, and completed construction in late calendar 2008.  The total investment in the new facility is approximately $12,000, at the upper end of our initial estimated range when stated in U.S. dollars, largely due to the appreciation of the Chinese renminbi (“RMB”).  In addition to providing a low cost operation from which we can support other regions of the world, we believe our operation in China provides a gateway to drive increased sales in China and Asia.  Our local sales in China, while relatively small today, are expanding at nearly twice the rate of our overall growth rate, and remain a key area of opportunity for the Company.

TRENDS

There are a number of trends that we expect will likely have material effects on the Company in the future, including global economic conditions and the resulting impact on sales, costs, capital spending, changes in foreign currency exchange rates relative to the U.S. dollar, changes in debt levels and interest rates, and shifts in effective tax rates. Additionally, sales and results of operations could be impacted by additional acquisitions, though there is no specific timetable for any such transaction.

Over the past 5 fiscal years, but excluding the current fiscal period, we have enjoyed annual organic sales growth ranging from 12% in fiscal 2008 to as high as 20% in previous years.  Including sales from acquired companies, our compounded annual growth rate from fiscal 2004 to fiscal 2008 was approximately 40%. Factors that influence our organic growth rate from year to year include our market growth with existing applications and successful introduction of new products and applications that allow us to gain market share. In future periods, we expect the sensor market will continue to perform well relative to the overall economy as a result of the increase in sensor content in various products across most end markets.  However, our customers are clearly impacted by macro-economic trends, and current year sales have been largely impacted by sharp reductions in sales to passenger and non-passenger vehicle customers in the US, Europe and Asia. While we believe fiscal 2009 third quarter sales were unusually hard hit as a result of customers reducing inventory levels to match lower anticipated demand, it is not yet clear how much improvement, if any, we will see in the fourth quarter, or whether sales will continue to decline.   Since we are expecting a decrease in sales for the remainder of fiscal 2009, as compared to the prior year, we estimate consolidated net sales for fiscal year 2009 to range from $205 million to $215 million.

Gross margins have trended down over the past several years, largely due to unfavorable product sales mix (both in terms of organic growth and acquired sales) and the impact of the increase in the value of the RMB relative to the U.S. dollar. Growth with Sensata over the past several years, which serves primarily the auto market and carries a lower gross margin than our average, has grown faster than our average growth and therefore contributed to the overall decline in gross margin. Additionally, recent acquisitions have operated with a lower gross margin than our pre-acquisition average, resulting in a decline in the consolidated margin. Finally, given that the Company has more costs than sales denominated in RMB (short RMB position), increases in the RMB relative to the U.S. dollar have resulted in margin erosion.  We have also experienced inflationary increases in certain raw materials, commodities and wages (particularly in China), and while we have generally been successful in offsetting these increases with productivity gains, inflationary pressures remain a risk and concern in fiscal 2009. While the sales in fiscal 2009 will be lower than prior years, we anticipate the mix of sales to improve, in part due to lower proportion of anticipated sales from Sensata. For fiscal 2009, we anticipate our overall average gross margins to be in the range of 41% to 44% as compared to gross margins of 41.8% and 43.7% for fiscal years 2008 and 2007, respectively.

While gross margin has declined over the last several years, Selling, General and Administrative expense (“SG&A”) as a percent of sales has also declined. We have been successful in leveraging our SG&A expense, growing SG&A expense more slowly than our growth in sales. As a percent of sales, SG&A has declined to 26.5% in fiscal 2008, as compared to 28.1% and 32.1% in fiscal 2007 and 2006, respectively. Given fiscal 2009 sales will be lower than in past years, as well as a result of higher investment in new programs that are not yet generating sales (such as our new fluid property sensor), we are expecting SG&A as a percent of sales in fiscal 2009 to increase.

Amortization of acquired intangible assets increased dramatically from fiscal 2004 to fiscal 2008, associated with the acquisitions completed over those periods. Amortization is disproportionately loaded more in the initial year of the acquisition, and therefore amortization expense is higher in the quarters immediately following a transaction, and declines after the first year based on how various intangible assets are valued and amortized. With the acquisition of Intersema and Visyx completed in fiscal 2008, amortization will increase in fiscal 2009 as compared to fiscal 2008 to approximately $5,000.

In addition to the margin exposure as a result of the depreciation of the U.S. dollar due to higher level of costs than sales denominated in RMB, the Company also has foreign currency exchange exposures with balance sheet accounts. When foreign currency exchange rates fluctuate, there is a resulting revaluation of assets and liabilities denominated and accounted for in foreign currencies. Foreign currency exchange (“fx”) expense due to the revaluation of local subsidiary balance sheet accounts with realized fx transactions and unrealized fx translation adjustments has increased sharply in recent years. For example, our Swiss company, Intersema, which uses the Swiss franc as their functional currency, holds cash denominated in foreign currencies (U.S. dollar and Euro). As the Swiss franc appreciates against the U.S. dollar and/or Euro, the cash balances held in those denominations are devalued when stated in terms of Swiss francs. These transaction and translation losses are reflected in our “Foreign Currency Exchange Loss.” Aside from cash, our foreign entities generally hold receivables in foreign currencies, as well as payables. In fiscal 2008, we posted a net expense of $618 in realized and unrealized foreign exchange losses associated with the revaluation of foreign assets held in foreign entities. We would expect to see continued fx expense associated with volatility of foreign currency exchange rates. We continue to evaluate various global hedging strategies in order to manage this exposure.

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

The Company expects to continue investing in various capital projects in fiscal 2009. Excluding the investment in the new China facility, capital spending is expected to be comparable to fiscal 2008.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2007

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS FROM CONTINUING OPERATIONS IN OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007, RESPECTIVELY:

	Three months ended December 31 ,			Percent
	2008	2007	Change	Change
Net sales	$43,299	$55,991	$(12,692)	(22.7)
Cost of goods sold	24,379	32,522	(8,143)	(25.0)
Gross profit	18,920	23,469	(4,549)	(19.4)
Operating expenses:
Selling, general, and administrative	14,884	14,357	527	3.7
Non-cash equity based compensation (SFAS 123R)	727	860	(133)	(15.5)
Amortization of acquired intangibles	1,255	732	523	71.4
Total operating expenses	16,866	15,949	917	5.7
Operating income	2,054	7,520	(5,466)	(72.7)
Interest expense, net	675	946	(271)	(28.6)
Foreign currency exchange loss	351	422	(71)	(16.8)
Other expense	161	3	158	5,266.7
Income from continuing operations before minority interest and income taxes	867	6,149	(5,282)	(85.9)
Minority interest, net of income taxes	106	91	15	16.5
Income from continuing operations before income taxes	761	6,058	(5,297)	(87.4)
Income tax expense due to tax law changes	-	174	(174)	(100.0)
Income tax expense (benefit) from continuing operations	(115)	1,031	(1,146)	(111.2)
Income tax expense from continuing operations	(115)	1,205	(1,320)	(109.5)
Income from continuing operations	$876	$4,853	$(3,977)	(81.9)

Net Sales: Net sales for the quarter decreased 22.7% or $12,692 from $55,991 to $43,299. The overall decrease in sales is due to the current challenging global economic situation.  Organic sales, defined as net sales excluding sales attributed to Visyx and Intersema, which we acquired in fiscal 2008 (the “2008 Acquisitions”), declined $15,122 or 27%.

The current recession is one of the worst recessions in decades, and there is downward economic pressure in most areas of the economy.  As such, third quarter sales were down significantly, driven largely by sharp reductions in sales to passenger and non-passenger vehicle customers in US, Europe and Asia.  The most notable decline was with our largest customer.  While we believe third quarter sales were unusually hard hit as a result of customers reducing inventory levels to match lower anticipated demand, it is not yet clear how much improvement we will see in the fourth quarter or whether sales will continue to decline.  Accordingly, we have taken decisive action to align our labor workforce with the latest sales projections and we have lowered costs through reductions in headcount, management salaries, and elimination of the Company’s management bonus program and 401(k) match, as well as implementing other cost control measures.

Gross Margin:  Gross margin (gross profit as a percent of net sales) improved to approximately 43.7% for the quarter ended December 31, 2008 from 41.9% during the quarter ended December 31, 2007. The increase in margin is due to several factors, including product sales mix and certain cost control measures, as well as a favorable inventory adjustment related to Intersema for approximately $500, which is partially offset by the strengthening of the Chinese renminbi (“RMB”) and higher costs resulting from increased prices for certain raw materials. The more favorable product sales mix is largely associated with lower proportion of sales of lower gross margin products. This would include sales to our largest customer, Sensata, which primarily serves the automotive market and carries a lower gross margin than our average.  The average RMB exchange rate relative to the U.S. dollar for the three months ended December 31, 2008 appreciated approximately 7.4% as compared to the same period last year. This translates to approximately $1,376 in annualized margin erosion.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates, and other factors.

Operating Expense and Selling, General and Administrative: Overall, total operating expenses increased $917 or 5.7% to $16,866 largely due to costs associated with 2008 Acquisitions. As a percent of net sales, operating expenses increased to 39.0% from 28.5%. The increase in operating expenses as a percent of net sales is due to costs increasing at a higher rate than net sales, which is the resulting impact of lower sales, and higher salaries, amortization and professional fees and other costs directly related to 2008 Acquisitions.

SG&A expenses increased $527 or 3.7% to $14,884 for the three months ended December 31, 2008 from $14,357 for the same period last year. Such increases in SG&A were due primarily to approximately $904 of costs associated with the 2008 Acquisitions (additional salaries, professional fees and other related integration costs), partially offset by the various cost control measures implemented during the quarter ended December 31, 2008, including reductions in headcount and management salaries.  The reversal of the accruals for the bonus compensation plan and the elimination of the Company’s 401(k) match during the quarter ended December 31, 2008 totaled $676.  As a percentage of net sales, SG&A expenses increased to 34.4% from approximately 25.7%.

Stock Option Expense:  Stock option expense decreased $133 to $727 from $860 for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. The decrease in stock option expense is mainly due to the lower valuation of non-cash equity based compensation under SFAS No. 123R, Share-Based Payments, resulting primarily from the decrease in the Company’s stock price, partially offset by higher volatility and quantity of options issued with the annual grant in fiscal 2009 relative to the annual grant in fiscal 2008.  Total compensation cost related to share based payments not yet recognized totaled $4,269 at December 31, 2008, which is expected to be recognized over a weighted average period of approximately 1.6 years.

Amortization of acquired intangibles:  Amortization of acquired intangible assets increased $523 to $1,255 for the three months ended December 31, 2008 as compared to $732 for the three months ended December 31, 2007, which is mainly due to higher amortization expense associated with the 2008 Acquisitions. Amortization expense for intangible assets is higher during the first year after an acquisition because, among other things, the order back-log is fully amortized during the initial year.

Interest expense, net: Interest expense decreased $271 to $675 for the three months ended December 31, 2008 from $946 during the three months ended December 31, 2007. The decrease in interest expense is primarily attributable to the decrease in interest rates from about 7.87% last year to approximately 4.41% this year, partially offset by an increase in the average total outstanding debt from an average amount outstanding of $57,012 during the three months ended December 31, 2007 to $71,426 during the three months ended December 31, 2008.

Foreign Currency Exchange Loss:  The decrease in foreign currency exchange loss mainly reflects the decrease in the rate of appreciation of the RMB/U.S. dollar exchange rate as compared to the same period last year.  The Company continues to be impacted by high volatility in foreign currency exchange rates, especially the continued impact to the appreciation of the RMB relative to the U.S. dollar, as well as impact of the appreciation of the U.S. dollar relative to the Euro and Swiss franc.

Other expense and income: Other expense and income consist of various non-operating items, including sales of tooling and other miscellaneous income and expense items.  Other expense and income fluctuated from $3 for the quarter ended December 31, 2007 to $161 for the quarter ended December 31, 2008, mainly due to lower levels of tooling sales and higher level of miscellaneous expenses.

Income Taxes: Income taxes during the third quarter of fiscal 2009 decreased $1,320 to an income tax benefit of $115, as compared to $1,205 income tax expense for the third quarter of fiscal 2008.  The fluctuation of income tax expense to income tax benefit is mainly due to the revision of the estimated overall effective tax rate in the third quarter to 26.5% from 28%, as well as the decrease in taxable income.  The decrease in the estimated overall effective tax rate mainly reflects the impact of the overall decrease in business due to the current economic situation, particularly with regard to the tax expense associated with certain foreign based income taxable in the U.S., as well as the shift of taxable earnings to tax jurisdictions with lower tax rates.  The overall estimated effective tax rate is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely, but are subject to change.  Last year’s estimated overall effective tax rate was approximately 25.5%, and the increase in the Company’s current overall estimated tax reflects the increase in the tax rates in China and the shift of taxable earnings to tax jurisdictions with higher tax rates.

During the quarter ended December 31, 2008, the Company recorded a discrete tax credit adjustments totaling approximately $152 related to the refinement of the estimates between the preparation of the prior year tax provision and the filing of the prior year tax returns.

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

NINE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2007

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS FROM CONTINUING OPERATIONS IN OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007, RESPECTIVELY:

	Nine months ended December 31 ,			Percent
	2008	2007	Change	Change
Net sales	$161,184	$165,604	$(4,420)	(2.7)
Cost of goods sold	91,987	95,888	(3,901)	(4.1)
Gross profit	69,197	69,716	(519)	(0.7)
Operating expenses:
Selling, general, and administrative	48,734	43,857	4,877	11.1
Non-cash equity based compensation (SFAS 123R)	2,251	2,493	(242)	(9.7)
Amortization of acquired intangibles	3,978	2,279	1,699	74.6
Total operating expenses	54,963	48,629	6,334	13.0
Operating income	14,234	21,087	(6,853)	(32.5)
Interest expense, net	2,187	3,339	(1,152)	(34.5)
Foreign currency exchange loss	684	863	(179)	(20.7)
Other income	(193)	(29)	(164)	565.5
Income from continuing operations before minority interest and income taxes	11,556	16,914	(5,358)	(31.7)
Minority interest, net of income taxes	276	252	24	9.5
Income from continuing operations before income taxes	11,280	16,662	(5,382)	(32.3)
Income tax expense due to tax law changes	-	1,171	(1,171)	100.0
Income tax expense from continuing operations	2,830	3,576	(746)	(20.9)
Income tax expense from continuing operations	2,830	4,747	(1,917)	(40.4)
Income from continuing operations	$8,450	$11,915	$(3,465)	(29.1)

Net Sales: Net sales for the nine months ended December 31, 2008 decreased $4,420 or 2.7% to $161,184 from $165,604, as compared to the corresponding period last year. Organic sales, defined as net sales excluding sales attributed to 2008 Acquisitions, decreased $15,194 or approximately 9.2%.  The overall level of organic sales for fiscal 2009 was expected to be lower than the past few years; however, we have revised our expectation for lower organic sales downward further due primarily to the challenging global economic situation and uncertainty, as well as due to lower sales with the Company’s largest customer.

The current recession is one of the worst recessions in decades, and there is downward economic pressure in most areas of the economy.  As such, sales for the nine months ended were down significantly, driven largely by sharp reductions in sales to passenger and non-passenger vehicle customers in US, Europe and Asia.  The most notable decline was with our largest customer.  While we believe third quarter sales were unusually hard hit as a result of customers reducing inventory levels to match lower anticipated demand, it is not yet clear how much improvement we will see in the fourth quarter or whether sales will continue to decline.  Accordingly, we have taken decisive action to align our labor workforce with the latest sales projections and we have lowered costs through reductions in headcount, management salaries, and elimination of the Company’s management bonus program and 401(k) match, as well as implementing other cost control measures.

Gross Margin:  Gross margin (gross profit as a percent of net sales) increased to approximately 42.9% for the nine months ended December 31, 2008 from 42.1% during the nine months ended December 31, 2007. The improvement in gross margin is due to several factors, including product sales mix and various cost control measures, partially offset by the strengthening of the Chinese RMB. The more favorable product sales mix is largely associated with decreased proportion of sales of lower gross margin products. This would include sales to our largest customer, Sensata, which primarily serves the automotive market and carries a lower gross margin than our average.   During the first part of fiscal 2009, there had also been an adverse impact on margins due to increases in certain costs reflecting the pervasive impact on costs associated with higher prices for certain commodities, especially during the first two quarters of fiscal 2009.  The average Chinese RMB exchange rate relative to the U.S. dollar for the nine months ended December 31, 2008 appreciated approximately 8.8% as compared to the same period last year. This translates to approximately $1,637 in annualized margin erosion.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates, and other factors.

Operating Expense and Selling, General and Administrative: Overall, total operating expenses for the nine months ended December 31, 2008 increased $6,334 or 13.0% to $54,963, as compared to the same period last year, largely due to costs associated with 2008 Acquisitions. As a percent of net sales, operating expenses increased to 34.1% from 29.4%. The increase in operating expenses as a percent of net sales is due to costs increasing at a higher rate as compared to net sales, which is the resulting impact of the global economic situation, and added costs directly related to 2008 Acquisitions, including higher salaries, amortization, professional fees and other such integration costs.

SG&A expenses increased $4,877 or 11.1% to $48,734 for the nine months ended December 31, 2008 from $43,857 for the same period last year. As a percentage of net sales, SG&A expenses increased to 30.2% from 26.5%. The largest increases were with wages and professional fees.  Higher wages reflect, among other things, additional salaries with 2008 Acquisitions, and professional fees reflect legal and accountant fees associated with acquisitions, related integration costs, and fiscal year end audit and tax work.  Approximately $3,168 or 65% of the $4,877 increase in SG&A was associated with 2008 Acquisitions.

Partially offsetting the SG&A increases discussed above are the impact of the various cost control measures implemented during the third quarter of fiscal 2009, including reductions in headcount and management salaries, which on an annualized basis are expected to reduce costs by approximately $3,000.  The reversal of the accruals for the bonus compensation plan and the elimination of the Company’s 401(k) match during the quarter ended December 31, 2008 totaled $676.

Stock Option Expense:  Stock option expense decreased $242 to $2,251 from $2,493 for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007.  The decrease in stock option expense is mainly due to the lower valuation of non-cash equity based compensation under SFAS No. 123R, Share-Based Payments, resulting primarily from the decrease in the Company’s stock price, partially offset by higher volatility and quantity of options issued with the annual grant in fiscal 2009 relative to the annual grant in fiscal 2008.  Total compensation cost related to share based payments not yet recognized totaled $4,269 at December 31, 2008, which is expected to be recognized over a weighted average period of approximately 1.6 years.

Amortization of acquired intangibles:  Amortization of acquired intangible assets increased $1,699 to $3,978 for the nine months ended December 31, 2008 as compared to $2,279 for the nine months ended December 31, 2007, which is mainly due to higher amortization expense associated with the 2008 Acquisitions. Amortization expense for intangible assets is higher during the first year after an acquisition because, among other things, the order back-log is fully amortized during the initial year.

Interest expense, net: Interest expense decreased $1,152 to $2,187 for the nine months ended December 31, 2008 from $3,339 during the nine months ended December 31, 2007. The decrease in interest expense is primarily attributable to the decrease in average interest rates from 7.7% last year to 4.75% this year, partially offset by an increase in the average total outstanding debt from an average amount outstanding of $57,304 during the nine months ended December 31, 2007 to $72,913 during the nine months ended December 31, 2008.

Foreign Currency Exchange Gain or Loss:  The decrease in foreign currency exchange loss mainly reflects the decrease in rate of appreciation of the RMB/U.S. dollar exchange rate as compared to the same period last year.  The Company continues to be impacted by high volatility in foreign currency exchange rates, especially the continued impact of the appreciation of the RMB relative to the U.S. dollar, as well as the impact of the appreciation of the U.S. dollar relative to the Euro and Swiss franc.

Other expense and income: Other expense and income consist of various non-operating items, including sales of tooling and other miscellaneous income and expense items.  The increase from income of $29 last year to income of $193 mainly reflects approximately $500 of Chinese incentives for foreign investments provided to the Company, partially offset by miscellaneous expense items.

Income Taxes: Total income tax expense during the nine months of fiscal 2009 decreased $1,917 to $2,830 as compared to $4,747 for the first nine months of fiscal 2008.  The decrease in income tax expense is mainly due to the decrease in taxable income for the nine months ended December 31, 2008 and the prior year discrete tax adjustments.  The Company’s overall income tax rate (income tax expense from continuing operations divided by income from continuing operations less minority interest) during the nine months ended December 31, 2008 is approximately 24.5%, as compared to 28.5% during the same period last year. The prior year overall income tax rate was largely impacted by a discrete tax expense adjustment resulting from the enactment of a tax rate change in Germany.

Income tax expense for interim reporting is based on an estimated overall effective tax rate for the entire fiscal year, in addition to any discrete tax adjustments. The overall estimated effective tax rate is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely, but are subject to change.   The current year estimated overall effective tax rate for the first nine months is approximately 26.5%, as compared to the prior year estimated overall effective tax rate of approximately 25.5%.  The current year estimated overall tax rate has been mainly impacted by the increase in the tax rates in China.

During the quarter ended December 31, 2008, the Company recorded a discrete tax credit adjustments totaling approximately $152 related to the refinement of the estimates between the preparation of the prior year tax provision and the filing of the prior year tax returns.

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

LIQUIDITY AND CAPITAL RESOURCES

The $1,632 increase in cash balances at December 31, 2008 as compared to March 31, 2008 reflects, among other things, the increase in cash balances for funding the construction of the new China facility. Other factors contributing to the fluctuation in cash balances at December 31, 2008 include overall cash generated from operations and lower net repayments of debt partially offset by purchases of property and equipment. Cash balances are expected to decline as the Company completes the funding of the construction of the new facility in China.

Cash provided from operating activities was $17,634 for the nine months ended December 31, 2008, as compared to $24,447 for the nine months ended December 31, 2007. The $6,813 decrease in operating cash flows reflects, among other factors, decrease in income reflecting the impact of the challenging global economic conditions, increases in inventory levels due to the building of inventory for the anticipated China facility move and the decrease in accounts payables, partially offset by the decrease in receivables reflecting the positive results of continued emphasis on collections of trade receivables.  Accounts payable decreases are mainly a function of the timing of payments and accruals, as well as the overall decrease in sales.  Prior year deferred taxes mainly reflect the discrete adjustment recorded due to the change in German income tax rates, and current year deferred taxes represent certain tax credits.  The prior year operating cash flows also included the $1,275 payment for the settlement of certain litigation.  Other major items positively impacting current operating cash flows were higher depreciation and amortization expense due to acquisitions and capital additions, and higher income tax payable.  We expect to reduce inventory levels in the fourth quarter after the completion of our China facility move and to better align inventory levels with sales.

Net cash used in investing activities was $11,328 for the nine months ended December 31, 2008 as compared to $31,285 for the corresponding period last year. Overall capital spending levels of $11,334 for the nine months ended December 31, 2008 were higher than the $8,473 for the nine months ended December 31, 2007, because of capital expenditures related to the Company’s new facility in China, as well as various capital projects for production equipment.  The prior year investing activity included the acquisition of Intersema, and no such acquisitions were consummated during the nine months ended December 31, 2008.

Net cash used in financing activities for the nine months ended December 31, 2008 was $4,150, as compared to $24,944 provided by financing activities during the same period last year.  The prior year activity mainly represented the financing of the Intersema acquisition, partially offset by some repayments of debt.  The current year activity mostly represents the net repayment of debt, partially offset by borrowings of $2,500.  Proceeds from exercise of options were lower than the prior year because fewer options were exercised due to the decrease in the Company’s stock price.

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

As of December 31, 2008, the Company utilized the prime based rate for the term and revolver credit facilities with GE. The weighted average interest rate applicable to borrowings under the revolving credit facility was approximately 3.50% at December 31, 2008. As of December 31, 2008, the outstanding borrowings on the revolver, which is classified as long-term debt, were $56,802, and the Company had an additional $64,198 available under the revolving credit facility. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change.  At December 31, 2008, the Company could borrow an additional $39,000. Commitment fees on the unused balance were equal to .375% per annum of the average amount of unused balances.

In connection with the acquisition of Intersema, the Company issued Swiss franc denominated unsecured promissory notes (“Intersema Notes”) denominated in Swiss francs totaling $9,468, of which $4,734 is classified as current at December 31, 2008. The Intersema Notes are payable in four annual installments of $2,367 beginning December 28, 2008 and bear an interest rate of 4.5% per year.  The first payments were to be due on December 28, 2008.  At the payees’ request prior to December 28, 2008, the Company agreed to delay the making of the first payments until January 5, 2009.

LIQUIDITY:  Management continues to monitor the financial markets and general global economic conditions.  The Company’s credit facility is spread among a group of lenders and management works closely with our lender group.  If further changes in financial markets or other areas of the economy adversely affect the Company, the Company would expect to rely on a combination of available cash and existing committed credit facilities to provide short-term funding.

Management assesses the Company’s liquidity in terms of available cash and our ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate cash from operating activities, and the Company remains in a strong financial position with resources available from availability under existing credit facilities.

At December 31, 2008, we had approximately $23,197 of available cash and $39,000 of borrowing capacity under the revolving credit facility. This cash balance includes cash of $7,641 in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations. We believe the Company’s financial position, generation of cash and the existing credit facility, in addition to the potential to refinance or obtain additional financing will be sufficient to meet funding of day-to-day and material short and long-term commitments for the foreseeable future.

ACCUMULATED OTHER COMPREHENSIVE INCOME:  Accumulated other comprehensive income consists of foreign currency translation adjustments, which relate to the Company’s European and Asian operations and the effects of changes in the exchange rates of the U.S. dollar relative to the Euro, Chinese RMB, Hong Kong dollar, Japanese Yen and Swiss franc.

APPLICATION OF CRITICAL ACCOUNTING POLICIES:  The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require management to change them.   Accordingly, management regularly reviews these estimates and assumptions based on historical experience, changes in the business environment and other factors that management believes to be reasonable under the circumstances.   Management discusses the development, selection and disclosures concerning critical accounting policies with the Audit Committee of its Board of Directors.   There have been no significant changes to the Application of Critical Accounting Policies disclosure contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.

GOODWILL IMPAIRMENT TESTING:  Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination.  Goodwill is tested for impairment annually at fiscal year end and more frequently if events and circumstances indicate that the asset might be impaired.  During the quarter ended December 31, 2008, based on a combination of factors, including the current economic environment, our operating results, and a decline in our market capitalization, we concluded that there were sufficient indicators to require the Company to perform an interim goodwill impairment analysis as of December 31, 2008.

The goodwill impairment test is a two step test.  Under the first step, the fair value of the reporting unit is compared to its carrying value (including goodwill).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit, and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss would be recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  Fair value of the reporting unit is determined using a discounted cash flow analysis.

We perform our goodwill impairment analysis at one level below the operating segment level, as defined in SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).  The Company continues to have one reporting segment, a sensor business, under the guidelines established with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), because of, among other things, the criteria for aggregation.  However, the goodwill impairment analysis under the requirements of SFAS No. 142 is performed at the reporting unit level.  A reporting unit is the same as, or one level below, an operating segment as defined in SFAS No. 131.  The Company’s reporting units for the purposes of the goodwill impairment analysis are the Company’s three business groups: Pressure/Force (PFG), Position/Piezo/Vibration (PVG), and Humidity/Chemical Gas/ Temperature/Optical (HTG).

During the quarter ended December 31, 2008, the Company realigned its operating structure to facilitate better focus on cross-selling of the differing sensor products and the planned retirement of one of the group vice presidents, as well as other changes within management and to address current business conditions. This resulted in the modification of the three business group structure into one operating segment.   Accordingly, the Company currently has one single reporting unit, and the Company may have one single reporting unit for future goodwill impairment analyses.  Management continually assesses the Company’s operating structure, and this structure could be modified further based on future circumstances and business conditions.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. To derive the fair value of our reporting units, the Company performed various valuation analyses primarily utilizing the income approach, as well as the market approach. Under the market-based approach, we derived the fair value of our reporting units based on earning multiples of comparable publicly-traded peer companies. Under the income approach, we determined fair value based on estimated future cash flows discounted by an estimated weighted average cost of capital of approximately 12.3%, which is considered the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Although our cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the expected future cash flows attributable to these businesses. In addition, the evaluation requires that we make certain judgments in allocating shared assets and liabilities to the balance sheets of those businesses.  While we believe the fair values we have estimated are reasonable, actual performance in the short-term and long-term could be materially different from our forecasts, which could impact future estimates of fair value of our reporting units and may result in impairment of goodwill.

As a reasonableness test, the aggregate fair value of the Company’s reporting units is reconciled to the Company’s adjusted market capitalization:  As of December 31, 2008, the fair value of the Company was estimated to be $171.  The Company’s adjusted market capitalization is based on a two week average stock price and a control premium of approximately 63%.  The two week period is considered a reasonable period of time for calculating an overall market capitalization for this analysis  due to, among other factors, the Company’s stock is considered thinly traded.  We also consider a control premium to represent the estimated amount an investor would pay for our equity securities to obtain a controlling interest.  The criteria used to derive the control premium included companies within our peer group (SIC Code 3823 through 3829) for acquisitions greater than $100,000 from 2006 through 2008.

Based on our interim assessment at December 31, 2008, there was no impairment of goodwill and all of our acquisition-related intangible assets were considered recoverable.

NEW ACCOUNTING PRONOUNCEMENT:  In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”).  This new standard provides guidance for using fair value to measure assets and liabilities.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

On February 12, 2008, the FASB issued FASB Staff Positions that delayed for one year the applicability of SFAS No. 157’s fair-value measurement requirements to certain nonfinancial assets and liabilities, exclude most lease accounting fair-value measurements from SFAS No. 157’s scope.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT: On April 25, 2008, the FASB issued FASB Staff Position (FSP) 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP).  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  Management is currently evaluating the effect that the adoption of FSP 142-3 will have on the Company’s financial statements.

In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (“SFAS No. 141R”) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment to ARB No. 51 (“SFAS No. 160”). SFAS No. 141R and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for fiscal years, and interim periods within these fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No.141R will be applied to business combinations occurring after the effective date. The accounting for contingent consideration under SFAS No. 141R requires the measurement of contingencies at the fair value on the acquisition date. Contingent consideration can be either a liability or equity based, and as such will be accounted for under SFAS No. 150, SFAS No. 133, or EITF 00-19. Subsequent changes to the fair value of the contingent consideration (liability) are recognized in earnings, not to goodwill, and equity classified contingent consideration amounts are not re-measured. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company is currently evaluating the effect that the adoption of SFAS No. 141R and SFAS No. 160 will have on its results of operations and financial position.

DIVIDENDS:  We have not declared cash dividends on our common equity. The payment of dividends is prohibited under the Amended Credit Facility.

At present, there are no material restrictions on the ability of our Hong Kong and European subsidiaries to transfer funds to us in the form of cash dividends, loans, advances, or purchases of materials, products, or services. Chinese laws and regulations, including currency exchange controls, restrict distribution and repatriation of dividends by our China subsidiary. Additionally, there are certain Swiss fiscal restrictions related to the distribution of CHF 10,412 or approximately $9,864 of pre-acquisition retained earnings with Intersema.

SEASONALITY:  As a whole, there is no material seasonality in our sales. However, general economic conditions have an impact on our business and financial results, and certain end-use markets experience certain seasonality. For example, European sales are often lower in summer months and OEM sales are often stronger immediately preceding and following the introduction of new products.

INFLATION:  We compete on the basis of product design, features, and value. Accordingly, our revenues generally have kept pace with inflation, notwithstanding that inflation in the countries where our subsidiaries are located has been consistently higher than inflation in the United States. Increases in labor costs have not had a significant impact on our business because most of our employees are in China, where prevailing labor costs are relatively low. However, we have experienced increases in material costs, such as steel, non-ferrous metals and petroleum-based products, as well as the impact of the appreciation of the RMB relative to the U.S. dollar.

OFF-BALANCE SHEET ARRANGEMENTS:  We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance, special purpose entities or variable interest entities which are often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.

AGGREGATE CONTRACTUAL OBLIGATIONS:  Estimated annual payments under contractual obligations as of December 31, 2008 are as follows:

	Total	1 year	2-3 years	4-5 years	> 5years
Long-term debt obligations	$82,071	$7,082	$74,966	$23	$-
Interest obligation on long-term debt	10,909	3,838	6,960	111	-
Capital lease obligations	874	717	157	-	-
Operating lease obligations *	13,036	4,197	4,829	2,482	1,528
Other long-term obligations**	824	624	200	-	-
Capital additions (China facility)	2,153	2,153	-	-	-
Total	$109,867	$18,611	$87,112	$2,616	$1,528

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

Amounts in the above table for other long-term obligations are based on March 31, 2008 balances because there have been no significant changes as of December 31, 2008.  The above table excludes unresolved related earn-out payments.

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

	For the three months ended December 31,		For the nine months ended December 31,
	2008	2007	2008	2007
Net Sales:
United States	$22,880	$25,533	$73,884	$80,870
France	5,411	7,361	20,727	20,057
Germany	3,271	4,782	12,755	14,142
Ireland	2,570	3,146	9,559	9,646
Switzerland	2,430	-	10,774	-
China	6,737	15,169	33,485	40,889
Total:	$43,299	$55,991	$161,184	$165,604

	December 31, 2008	March 31, 2008
Long Lived Assets:
United States	$7,692	$6,624
France	6,138	6,808
Germany	2,440	2,817
Ireland	3,660	4,263
Switzerland	2,274	2,418
China	23,711	17,785
Total:	$45,915	$40,715

The RMB appreciated by approximately 2.4% during the first nine months of fiscal 2009, and during fiscal 2008, 2007 and 2006, the RMB appreciated approximately 9%, 4% and 3%, respectively. The Chinese government no longer pegs the RMB to the U.S. dollar, but has a currency policy letting the RMB trade in a narrow band against a basket of currencies. The Company has more expenses in RMB than sales (short RMB position), and as such, when the U.S. dollar weakens relative to the RMB, our operating profits decrease. Based on our net exposure of RMB to U.S. dollars for the fiscal year ended March 31, 2008 and forecast information for fiscal 2009, we estimate a negative operating income impact of approximately $186 for every 1% appreciation in RMB against the U.S. dollar (assuming no price increases passed to customers, and no associated cost increases or currency hedging). We continue to consider various alternatives to hedge this exposure, and as described below, during the second quarter of fiscal 2009, the Company entered into a number of forward contracts in an attempt to hedge the Company’s short RMB position.  Additionally, we continue to attempt to manage our RMB exposure to changes in foreign currency exchange through, among other things, pricing and monitoring balance sheet exposures for payables and receivables.

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

The Company has a number of foreign currency exchange contracts in Europe and Asia in an attempt to hedge the Company’s exposure to the Euro and RMB. The Euro/U.S. dollar and RMB/U.S. dollar currency contracts have notional amounts totaling $4,320 and $15,000, respectively, with exercise dates through August 31, 2009 at an average exchange rate of $1.39 (Euro to U.S. dollar conversion rate) and $0.148 (RMB to U.S. dollar conversion rate). Since these derivatives are not designated as hedges under SFAS No. 133, changes in their fair value are recorded in earnings, not in other comprehensive income. As of December 31, 2008 and March 31, 2008, the fair value of these contracts was a liability of  $7 and an asset of $34, respectively.  The fair value of our RMB currency contracts and our results of operations will be adversely affected by a decrease in value of the RMB relative to the U.S. dollar. For example, based on the $15,000 notional amount of these contracts outstanding at December 31, 2008 and current pricing of forward exchange rates of the RMB relative to the U.S. dollar, a 1% depreciation of the RMB would increase foreign currency expense and decrease our pre tax profitability by $150.

To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility accrues at a rate based on either a LIBOR rate plus a LIBOR margin or at an Indexed (prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at our election. Our results will be adversely affected by any increase in interest rates. For example, based on the $71,302 of total debt outstanding under these facilities at December 31, 2008, an annual interest rate increase of 100 basis points would increase interest expense and decrease our pre tax profitability by $713. We do not currently hedge this interest rate exposure.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer with the participation of management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2008, management did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s evaluation of our controls and procedures as of December 31, 2008 excluded the evaluation of internal controls for the Company’s joint venture in Japan, Nikisso-THERM (“NT”). NT is an entity consolidated pursuant to FIN 46R. The Company does not have the ability to dictate or modify the controls of NT, and the Company does not have the ability, in practice, to assess those controls.

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

ITEM 1A. RISK FACTORS

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present.  Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2008 describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our results of operations and our financial condition.  We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual report on Form 10-K for the year ended March 31, 2008, except as noted below.

Our business is impacted by worldwide economic cycles, which are difficult to predict.

          The global financial markets have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. These economic developments affect not only our customers’ ability to make capital equipment investments, which directly affects our sales potential, but also affect the credit and liquidity of our customers and our suppliers, which could have an adverse affect on our business. Although we are taking actions to address the effects of the current economic crisis, including implementing cost control and reduction measures, we cannot predict whether these will be sufficient to offset certain of the negative trends that might affect our business. We are unable to predict the likely duration and severity of the current disruption in financial markets, credit availability and adverse economic conditions throughout the world.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Measurement Specialties, Inc. (Registrant)

Date: February 4, 2009	By:	/s/ Frank D. Guidone
Frank D. Guidone President, Chief Executive Officer (Principal Executive Officer)

Date: February 4, 2009	By:	/s/ Mark Thomson
Mark Thomson Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.17
Fifth Amendment and Waiver to Credit Agreement dated October 24, 2008 by and among Measurement Specialties, Inc., the US Credit Parties signatory thereto, Wachovia Bank, National Association, JPMorgan Chase Bank, NA, Bank of America, N.A., and General Electric Capital Corporation

10.18
Sixth Amendment and Waiver to Credit Agreement dated January 29, 2009 by and among Measurement Specialties, Inc., the US Credit Parties signatory thereto, Wachovia Bank, National Association, JPMorgan Chase Bank, NA, Bank of America, N.A., and General Electric Capital Corporation

31.1	Certification of Frank D. Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Mark Thomson required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Frank D. Guidone and Mark Thomson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350