Form 10-K
period 2009-03-31
Measurement Specialties Inc
filed 2009-06-10
CIK 778734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐    No  ☒ ..

At September 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $177,480,323 (based on the closing price of the registrant’s common stock on the Nasdaq Global Market on such date).

At May 29, 2009, the number of shares outstanding of the Registrant’s common stock was 14,485,937.

Documents Incorporated by Reference:

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement for the 2009 annual meeting of shareholders to be held on or about September 15, 2009 to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2009. With the exceptions of the sections of the 2009 Proxy Statement specifically incorporated herein by reference, the 2009 Proxy Statement is not deemed to be filed as part of this Form 10-K.

MEASUREMENT SPECIALTIES, INC.
FORM 10-K
TABLE OF CONTENTS
MARCH 31, 2009

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Certain information included or incorporated by reference in this Annual Report, in press releases, written statements or other documents filed with or furnished to the Securities and Exchange Commission (“SEC”), or in our communications and discussions through webcasts, phone calls, conference calls and other presentations and meetings, may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, margins, expenses, tax provisions (or reversals of tax provisions), earnings or losses from operations, cash flows, synergies or other financial items; plans, strategies and objectives of management for future operations, including statements relating to potential acquisitions, executive compensation and purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; future compliance with debt covenants; the outcome of outstanding claims or legal proceedings; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that Measurement Specialties, Inc. (“MEAS”, the “Company,” “we,” “us,” “our”) intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “forecast,” “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.

Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, many of which are beyond our control. Actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made. Factors that might cause actual results to differ materially from the expected results described in or underlying our forward-looking statements include:

•	Conditions in the general economy, including risks associated with the current financial crisis and worldwide economic conditions and reduced demand for products that incorporate our products;

•	Conditions in the credit markets, including our ability to raise additional funds or refinance our existing credit facility;

•	Competitive factors, such as price pressures and the potential emergence of rival technologies;

•
Interruptions of suppliers’ operations or the refusal of our suppliers to provide us with component materials, particularly in light of the current economic conditions and potential for suppliers to fail;

•	Timely development, market acceptance and warranty performance of new products;

•	Changes in product mix, costs and yields;

•	Uncertainties related to doing business in Europe and China;

•	Fluctuations in foreign currency exchange and interest rates;

•	Legislative initiatives, including tax legislation and other changes in the Company’s tax position;

•	Legal proceedings;

•	Compliance with export control laws and regulations;

•	Compliance with debt covenants, including events beyond our control;

•	Adverse developments in the automotive industry and other markets served by us; and

•	The risk factors listed from time to time in the reports we file with the SEC, including those described below under “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

This list is not exhaustive. All forward-looking statements attributable to the Company or persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this report in “Item 1A. Risk Factors.”  Except as required under federal securities laws and the rules and regulations promulgated by the SEC, we do not intend to update publicly any forward-looking statements after the filing of this Annual Report on Form 10-K, whether as a result of new information, future events, changes in assumptions or otherwise.

PART I

ITEM 1. BUSINESS

INTRODUCTION

NOTES:

(1) OUR FISCAL YEAR BEGINS ON APRIL 1 AND ENDS ON MARCH 31. ALL REFERENCES TO FISCAL YEARS REFER TO THE FISCAL YEAR ENDING MARCH 31 OF THE REFERENCE YEAR, THUS, REFERENCES IN THIS ANNUAL REPORT ON FORM 10-K TO THE YEAR 2008 OR FISCAL YEAR 2008 REFER TO THE 12-MONTH PERIOD FROM APRIL 1, 2007 THROUGH MARCH 31, 2008 AND REFERENCES TO THE YEAR 2009 OR FISCAL YEAR 2009 REFER TO THE 12-MONTH PERIOD FROM APRIL 1, 2008 THROUGH MARCH 31, 2009.

(2) ALL DOLLAR AMOUNTS IN THIS REPORT ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS.

Measurement Specialties, Inc. is a leader in the design, development and manufacture of sensors and sensor-based systems for original equipment manufacturers and end users, based on a broad portfolio of proprietary technology. The Company is a multi-national corporation with twelve primary manufacturing facilities strategically located in the United States, China, France, Ireland, Germany and Switzerland, enabling the Company to produce and market world-wide a broad range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for automotive, medical, consumer, military/aerospace, and industrial applications. The Company’s sensor products include pressure sensors and transducers, linear/rotary position sensors, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors, humidity and temperature sensors. The Company's advanced technologies include piezo-resistive silicon sensors, application-specific integrated circuits, micro-electromechanical systems (“MEMS”), piezoelectric polymers, foil strain gauges, force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, electromagnetic displacement sensors, hygroscopic capacitive sensors, ultrasonic sensors, optical sensors, negative thermal coefficient (“NTC”) ceramic sensors and mechanical resonators.

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

RECENT ACQUISITIONS AND DIVESTITURES

The Company has consummated fourteen acquisitions since June 2004 with a total purchase price exceeding $167,000. We believe our acquisitions continue to enhance the Company’s long-term shareholder value by increasing growth in sales and profitability through the addition of new technologies, establishing new lines of business, and/or expanding our geographic footprint. The following acquisitions are included in the consolidated financial statements as of the effective date of acquisition (See Notes 2 and 5 to the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K):

Acquired Company	Effective Date of Acquisition	Country
Elekon Industries U.S.A., Inc. (‘Elekon’)	June 24, 2004	U.S.A.
Entran Devices, Inc. and Entran SA (‘Entran’)	July 16, 2004	U.S.A. and France
Encoder Devices, LLC (‘Encoder’)	July 16, 2004	U.S.A.
Humirel, SA (‘Humirel’)	December 1, 2004	France
MWS Sensorik GmbH (‘MWS’)	January 1, 2005	Germany
Polaron Components Ltd (‘Polaron’)	February 1, 2005	United Kingdom
HL Planartechnik GmbH (‘HLP’)	November 30, 2005	Germany
Assistance Technique Experimentale (‘ATEX’)	January 19, 2006	France
YSIS Incorporated (‘YSI Temperature’)	April 1, 2006	U.S.A. and Japan
BetaTherm Group Ltd. (‘BetaTherm’)	April 1, 2006	Ireland and U.S.A.
Visyx Technologies, Inc. (‘Visyx’)	November 20, 2007	U.S.A.
Intersema Microsystems SA (‘Intersema’)	December 28, 2007	Switzerland
R.I.T. SARL (“Atexis”)	January 30, 2009	France and China
FGP Instrumentation, and related companies GS Sensors, and ALS (collectively, “FGP”)	January 30, 2009	France

The above companies, except for Encoder, Polaron and Visyx, which were asset purchases, became direct or indirect wholly-owned subsidiaries of the Company upon consummation of their respective acquisitions.

The Atexis and FGP acquisitions occurred during fiscal 2009 (the “2009 Acquisitions”).  Atexis is a designer and manufacturer of temperature sensors and custom probes and expanded our temperature sensor solutions through the use of several expert technologies including NTC, Platinum (Pt) and thermo-couples.  These technologies allow us to offer probes and assemblies spanning the entire temperature spectrum, from -200C to 2000C.  In addition, the Atexis acquisition increased our temperature manufacturing base through wholly-owned subsidiaries in France and China.  FGP was a competitor of custom force, pressure and vibration sensors for aerospace, test and measurement markets.  The FGP acquisition allows MEAS to leverage operational cost synergies and their development efforts of custom force sensors for aerospace customers, capitalizing on the movement from hydraulic to electronically actuated controls (fly-by-wire).

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

A summary of our Sensor business product offerings as of March 31, 2009 is presented in the following table.

Product Family	Product	Technology	Applications

Pressure	Pressure Components, Sensors and Transducers	Piezoresistive Micro-Electromechanical Systems (MEMS)
Disposable catheter blood pressure altimeter, dive tank pressure, process instrumentation, fluid level, measurement and intravenous drug administration monitoring, racing engine performance, barometric pressure sensors (altimeters)

		Microfused TM Piezoresistive Silicon Strain Gauge	Automotive electronic stability control systems, paint spraying machines, fertilizer dispensers, hydraulics, refrigeration and automotive transmission

		Bonded Foil Strain Gauge	Instrumentation-grade aerospace and weapon control systems, sub-sea pressure, ship cargo level, steel mills

		Bonded Silicon Strain Gauge	Miniature and subminiature transducers for test and measurement applications in aerospace, auto testing and industry

Force	Load Cells	Microfused Piezoresistive Silicon Strain Gauge	Automotive occupancy weight sensing, bathroom scales, exercise equipment, appliance monitoring, intravenous drug administration monitoring

Position	Linear Variable Differential Transformers	Inductive Electromagnetic	Aerospace, machine control systems, knitting machines, industrial process control, hydraulic actuators, instrumentation

	Rotary Position Transducers	Inductive Electromagnetic	Machine control systems, instrumentation

	Magneto-Resistive (MR) sensors and Magnetic Encoders	Magneto-Resistive (AMR)	Automotive systems controls, pump counting and control, school bus stop sign arm position

	Tilt/Angle Sensors	Fluid Capacitive or Electrolytic Fluid	Heavy equipment level measurement, auto security systems, tire balancing, instrumentation

Piezo Film	Traffic Sensors	Piezoelectric Polymer (PVDF)	Traffic survey, speed and traffic light enforcement, toll, and truck weigh-in-motion

	Custom Piezoelectric Film Sensors	Piezoelectric Polymer (PVDF)	Medical diagnostics, ultrasonic pen digitizers, musical instrument pickups, electronic stethoscope, security systems, anti-tamper sensors for data protection, electronic water meters

Vibration	Accelerometers	Micro-Electromechanical Systems instrumentation	Crash test sensors, anthropomorphic dummy sensors, road load dynamics, aerospace traffic alert and collision avoidance systems, instrumentation

	Accelerometers	Piezoelectric Polymer (PVDF)	Cardiac activity sensors, audio speaker feedback, appliance load balancing

Humidity	Relative Humidity Sensors	Capacitive Polymer	Auto anti-fogging systems, diesel engine controls, air climate systems, reprography machines, respirators
Fluid Properties	Fluid Monitoring Sensors	Quartz Mechanical Resonator (Tuning Fork)	Heavy truck/off-road engine and transmission fluid monitoring for viscosity, density and dielectric constant

Temperature	Thermistors & RTDs (Resistance Temperature Detector)	Negative Temperature Co-efficient (NTC) Thermistors, Infrared (IR), Nickel RTD	Patient monitoring and diagnostics, gas chromatography, HVAC & R, and non-contacting thermometers, microwave and convection oven controls, gas detection

Photo Optics	Pulse Oximetry Sensors (SpO 2 ); X-Ray Detection	Photo optic infra-red light absorption	Reusable and disposable patient blood oxygen and pulse sensors, security system and CT scanner sensor arrays

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

BUSINESS SEGMENTS

As a result of the sale of our Consumer Products business segment, the Sensor business segment is our sole reportable segment, under the guidelines established by the Financial Accounting Standards Board (“FASB”) in Statement of Financial Accounting Standard (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information.

During fiscal 2009, the Company realigned its operating structure to facilitate better focus on cross-selling of the differing sensor products and to better address current business conditions. This resulted in the elimination of the three business group structure and creation of one operating segment.   Accordingly, the Company continues to have one single reporting segment.  Management continually assesses the Company’s operating structure, and this structure could be modified further based on future circumstances and business conditions.

Geographic information for revenues based on country from which invoiced, and long-lived assets based on country of location, which includes property, plant and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization follows:

	For the year ended March 31,
	2009	2008	2007
Net Sales:
United States	$93,647	$107,734	$106,476
France	28,110	28,021	21,576
Germany	15,375	19,323	15,587
Ireland	12,041	12,969	11,002
Switzerland	13,070	4,396	-
China	41,700	55,940	45,609
Total:	$203,943	$228,383	$200,250

Long Lived Assets:
United States	$7,754	$6,624	$5,969
France	7,860	6,808	5,194
Germany	2,253	2,817	1,865
Ireland	3,434	4,263	3,550
Switzerland	1,918	2,418	-
China	23,656	17,785	10,981
Total:	$46,875	$40,715	$27,559

CUSTOMERS

We sell our sensor products throughout the world. We design, manufacture and market sensors for original equipment manufacturer applications and for end users who use them for instrumentation and test applications. Our extensive customer base consists of manufacturers of electronic, automotive, medical, military, industrial, and consumer products. Our largest customer, Sensata, a large automotive sensor supplier, accounted for approximately 14% of our net sales during fiscal 2009, approximately 18% of our net sales during fiscal 2008, and approximately 15% of our net sales during fiscal 2007. At March 31, 2009, the trade receivable with Sensata was approximately $6,021.  No other customer accounted for more than 10% of our net sales during the fiscal years ended March 31, 2009, 2008, and 2007.

SALES AND DISTRIBUTION

We sell our sensor products through a combination of experienced regional sales managers, distributors and (generally) exclusive relationships with outside sales representatives throughout the world. Our engineering teams work directly with our global customers to tailor our sensors to meet their specific application requirements.

We sell our products primarily in North America, Asia and Western Europe. The percentage of our international sales relative to our overall business has grown with recent acquisitions. In addition, we believe the growing Asian market represents a significant opportunity for our business. Sales invoiced from foreign countries accounted for approximately 54%, 53% and 47% of net sales for the fiscal years ended March, 31, 2009, 2008 and 2007, respectively.

SUPPLIERS

We procure components and finished products from a variety of suppliers as needed through purchase orders. We actively manage this process to ensure component quality, steady supply and best costing, while managing hazardous materials content for compliance with European Restrictions on Hazardous Substances (“ROHS”) regulations.

Our manufacturing operations employ a wide variety of raw materials, including steel, copper, cast iron, electronic components, aluminum, and plastics. We purchase raw materials from a large number of independent sources around the world. No single raw material supplier is material, although some of the components we use require particular specifications where a limited number of suppliers exist that can supply such components, including wafer suppliers. Market forces, including changes in foreign currency exchange rates, can cause significant fluctuations in the costs of steel and petroleum-based products. We have attempted to mitigate the impact of cost increases through supply-chain initiatives or passing a portion of these increases on to customers in the form of price increases. For a further discussion of risks related to the materials and components required for our operations, please refer to “Foreign Operations” and “Item 1A. Risk Factors.”

RESEARCH AND DEVELOPMENT

Our research and development efforts are focused on expanding our core technologies, improving our existing products by enhancing functionality, effectiveness, ease of use and reliability, developing new products and designing custom sensors for specific customer applications. To maintain and improve our competitive position, our research, design, and engineering teams work in close association with customers to design custom sensors for specific applications. Research and development costs approximated $10,826 or 5.3% of net sales for fiscal 2009, $9,852 or 4.3% of net sales for fiscal 2008, and $9,235 or 4.6% of net sales for fiscal 2007. We expect to continue to make significant investment in research and development expenditures in order to provide innovative new products to our customers and to maintain and improve our competitive position. Customer funded research and development was $1,451, $1,018, and $786 for the fiscal years ended March 31, 2009, 2008, and 2007, respectively.

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

INTELLECTUAL PROPERTY

We rely in part on patents to protect our intellectual property. We own 55 United States utility and design patents and 74 foreign patents to protect our rights in certain applications of our core technology. We have 46 patent applications pending. These patent applications may never result in issued patents. Even if these applications result in patents being issued, taken together with our existing patents, they may not be sufficiently broad to protect our proprietary rights, or they may prove unenforceable. We have not obtained patents for all of our innovations, nor do we plan to do so.

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

FOREIGN OPERATIONS

Our products are manufactured and marketed worldwide. Our geographic diversity enables us to leverage our cost structure and supply-chain, promote economies of scale, and affords a broader and diverse sales base. We manufacture a large portion of our sensor products in Shenzhen, China. Sensors are also manufactured at our U.S. facilities in Hampton, VA, Dayton, OH and Fremont, CA, as well as our European facilities in Galway, Ireland, Toulouse, France, Les Clayes-sous-Bois, France, Fontenay, France, Dortmund, Germany and Bevaix, Switzerland.  The Company also has a joint venture in Japan.  With the acquisition of Atexis, a range of our temperature sensors are manufactured at our Chengdu, China facility. A large portion of our NTC thermistors, discrete and probe assemblies are manufactured in China by Betacera Inc., a subcontractor with a long-standing contractual relationship with the Company. Many of our products contain key components that are obtained from a limited number of sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond our control, including political and other uncertainties regarding China.

A substantial portion of our revenues are priced in United States dollars. Most of our costs and expenses are priced in United States dollars, with the remainder priced in Chinese renminbi, Euros, Swiss francs and Japanese yen. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the United States dollar compared with that of our foreign customers’ currencies. We are exposed to foreign currency transaction and translation losses, which might result from adverse fluctuations in the value of the Euro, Chinese renminbi, Swiss franc, and Japanese yen. The Company’s exposure to the Hong Kong dollar mainly relates to the functional currency for Kenabell Holding Limited, the Company’s primary foreign holding company.  The following table details annual consolidated net sales and the respective amount as a percentage of consolidated net sales invoiced from our facilities within and outside of the U.S. for the previous three years, as well as the U.S. dollar equivalent of net assets for the respective functional currencies:

	For the years ended March 31,
	2009	2008	2007
Net sales:
U.S. facilities	$93,647	$107,734	$106,476
U.S. facilities % of sales	46%	47%	53%
Non-U.S. facilities	$110,296	$120,649	$93,774
Non-U.S. facilities % of sales	54%	53%	47%

Net assets:
U.S. dollar	$51,640	$49,082	$40,547
Chinese renminbi	22,419	17,306	23,810
Hong Kong dollar	61,588	63,827	40,981
Euro	18,273	19,562	12,285
Japanese yen	2,360	3,787	3,014
Swiss franc	996	2,225	—

The renminbi has appreciated by 2.5%, 9.0%, and 4.0% during 2009, 2008, and 2007, respectively, because the Chinese government no longer pegs the renminbi to the U.S. dollar, but established a currency policy letting the renminbi trade in a narrow band against a basket of currencies. The Company has more expenditures in renminbi than sales denominated in renminbi, and as such, when the US dollar weakens relative to the renminbi, our operating profits decrease. Based on our net exposure of renminbi to U.S. dollars for the fiscal year ended March 31, 2009 and forecast information for fiscal 2010, we estimate a negative operating income impact of approximately $183 for every 1% appreciation in renminbi against the U.S. dollar (assuming no price increases passed to customers, and no associated cost increases or currency hedging). We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, pricing and monitoring balance sheet exposures for payables and receivables, as well as utilizing foreign currency contracts as a hedging strategy.

The Company’s French, Irish and German subsidiaries have more sales in Euros than expenses in Euros and the Company’s Swiss subsidiary has more expenses in Swiss franc than sales, and as such, if the U.S. dollar weakens relative to the Euro and Swiss franc, our operating profits increase in France and Germany but decline in Switzerland. Based on the net exposures of Euros and Swiss francs to the U.S. dollar for the fiscal year ended March 31, 2009, we estimate a negative operating income impact of $55 in Euros and a positive operating income impact of $1 for every 1% appreciation in the Euro and Swiss franc, respectively, relative to the U.S. dollar (assuming no price increases passed to customers, and no associated cost increases or currency hedging).

There can be no assurance that these currencies will remain stable or will fluctuate to our benefit. To manage our exposure to potential foreign currency, transaction and translation risks, we may purchase currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at prices considered suitable. We do have a number of foreign exchange currency contracts in Europe and Asia, as disclosed in Note 7 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

EMPLOYEES

As of March 31, 2009, we had 2,184 employees, including 310 in the United States, 542 in the European Union, and 1,332 in Asia. As of March 31, 2009, 1,179 employees were engaged in manufacturing, 581 were engaged in administration, 310 were engaged in engineering and 114 were engaged in sales and marketing.

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

Our business and our customers may be subject to requirements under the European Commission’s Proposal for the Registration, Evaluation and Authorization of Chemicals (“REACH”). REACH imposes obligations on European Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Additionally, substances of high concern are subject to an authorization process per application. Authorization may result in restrictions in the use of products by application or even prohibitions on the manufacture or importation of products. REACH came into effect on June 1, 2007. The regulations impose additional burdens on chemical producers, importers, downstream users of chemical substances and preparations, and the entire supply chain. Our manufacturing presence and sales activities in the European Union will require us to incur additional compliance costs.

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

Foreign governments have also implemented similar export and import control regulations, which may affect our operations or transactions subject to their jurisdictions. For a discussion of risks related to export/import control and economic sanctions laws, please refer to “Item 1A. Risk Factors”.

BACKLOG

At March 31, 2009, the dollar amount of backlog orders believed to be firm was approximately $55,865. Backlog from acquisitions completed during fiscal 2009 that were included as part of the March 31, 2009 backlog disclosure accounts for $6,981 of this backlog. We include in backlog those orders that have been accepted from customers that have not been filled or shipped and are supported with a purchase order. It is expected that the majority of these orders will be shipped during the next 12 months. At March 31, 2008, our backlog of unfilled orders was approximately $70,058. We believe that backlog may not be indicative of actual sales for the current fiscal year or any succeeding period.

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

OUR OPERATING RESULTS AND FINANCIAL CONDITIONS HAVE BEEN AND MAY CONTINUE TO BE ADVERSELY AFFECTED BY THE CURRENT FINANCIAL CRISIS AND WORLDWIDE ECONOMIC CONDITIONS.

The current financial crisis affecting the banking system and financial markets and the uncertainty in global economic conditions has resulted in a significant tightening of the credit markets, a low level of liquidity in financial markets, decreased consumer confidence, and reduced corporate profits and capital spending. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and have caused, and may continue to cause, our customers to reduce spending on our products. We cannot predict the timing or duration of the global economic crisis or the timing or strength of a subsequent economic recovery. If the economy or markets in which we operate experience continued weakness at current levels or deteriorate further, our business, financial condition and results of operations would be materially and adversely affected.

CONTINUED FUNDAMENTAL CHANGES IN CERTAIN INDUSTRIES IN WHICH WE OPERATE HAVE HAD AND COULD CONTINUE TO HAVE ADVERSE EFFECTS ON OUR BUSINESS.

Our products are sold to several industries, including automobile manufacturers, manufacturers of commercial and residential HVAC systems, as well as to manufacturers in the refrigeration, aerospace, medical, and industrial markets, among others. These are global industries, and they are experiencing various degrees of contraction, growth and consolidation. Customers in these industries are located in every major geographic market. As a result, our customers are affected by changes in global and regional economic conditions, as well as by labor relations issues, regulatory requirements, trade agreements and other factors. This, in turn, affects overall demand and prices for our products sold to these industries. For example, the significant economic decline during fiscal 2009 has resulted in a reduction in automotive production and in the sales of many of the other products manufactured by our customers that use our products, and has had an adverse effect on our results of operations. This negative outlook is expected to continue throughout fiscal 2010. In addition, many of our products are platform-specific—for example, sensors are designed for certain of our HVAC manufacturer customers according to specifications to fit a particular model. Our success may, to a certain degree, be connected with the success or failure of one or more of the manufacturers or industries to which we sell products, either in general or with respect to one or more of the platforms or systems for which our products are designed.

OUR INDEBTEDNESS MAY LIMIT OUR USE OF OUR CASH FLOW AND CHANGES IN THE CREDIT MARKETS MAY ADVERSELY AFFECT THE AVAILABILITY AND COST OF ADDITIONAL DEBT.

We have incurred debt to finance most of our acquisitions, and we may also incur additional debt. Our debt level and related debt service obligations and debt covenants could have negative consequences, including:

•	requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which would reduce the funds we have available for other purposes;

•	reducing our flexibility in planning for or reacting to changes in our business and market conditions;

•	reducing our ability to make acquisitions; and

•	exposing us to interest rate risk, since a large portion of our debt obligations are at variable rates.

We may incur more debt in the future. If we add new debt, the risks described above could increase. In addition, any further deterioration in the credit markets may adversely impact the availability and cost of future debt.

OUR FAILURE TO COMPLY WITH THE DEBT COVENANTS IN OUR CREDIT AGREEMENT, INCLUDING AS A RESULT OF EVENTS BEYOND OUR CONTROL, COULD RESULT IN AN EVENT OF DEFAULT WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR OPERATING RESULTS AND OUR FINANCIAL CONDITION.

Our credit facility requires us to maintain specified financial ratios, including minimum Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the credit agreement and amendments to the credit agreement), maximum leverage ratio (debt divided by Adjusted EBITDA) and maximum capital expenditures.  Our credit facility contains other restrictive covenants, including restrictions on the payment of dividends, repurchase of common stock, acquisitions without lender approval and creation of liens.  Sufficiently adverse financial performance could result in default under certain future ratio levels. If there were an event of default under our credit facility that was not cured or waived, the amounts outstanding could become due and payable immediately. Our assets and cash flow may not be sufficient to fully repay borrowings if accelerated upon an event of default and the Company may not be able to refinance our indebtedness.  Any such actions could force us into bankruptcy or liquidation.

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

Risks specific to our international operations include:

•	political conflict and instability in the relationships among Hong-Kong, Taiwan, China, the United States and in our target international markets;

•	political instability and economic turbulence in Asian markets;

•	changes in United States and foreign regulatory requirements resulting in burdensome controls, tariffs and import and export restrictions;

•	changes in foreign currency exchange rates, which could make our products more expensive as stated in local currency, as compared to competitive products priced in the local currency;

•	risks relating to the enforceability of contracts and other rights or collectability of accounts receivable in foreign countries;

•	delays or cancellation of production and delivery of our products due to the logistics of international shipping, which could damage our relationships with our customers;

•	a recurrence of the outbreak of Severe Acute Respiratory Syndrome (“SARS”) or Avian Flu and the associated risks to our operations in China; and

•
legislative initiatives, including tax legislation and other changes in the Company’s tax position, including tax policy changes in China, which could affect the profitability of our operations in China. China has enacted higher tax rates. If the Company does not receive special tax status in China, our income tax rates will increase to 25%.

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

WE ARE SUBJECT TO A VARIETY OF LITIGATION IN THE COURSE OF OUR BUSINESS THAT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

We are subject to or could be subject to a variety of litigation incidental to our business, including claims for damages arising out of the use of our products, claims relating to intellectual property matters and claims involving employment matters, commercial disputes, environmental matters and acquisition-related matters. Some of these lawsuits could include claims for punitive and consequential as well as compensatory damages. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our financial condition, operations and results of operations. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against potential loss exposures.

WE MAY INCUR MATERIAL LOSSES AND COSTS AS A RESULT OF PRODUCT LIABILITY AND WARRANTY AND RECALL CLAIMS BROUGHT AGAINST US.

We have been and may continue to be exposed to product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, we could experience material warranty, recall claims or product liability losses in the future and incur significant costs to defend these claims. In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of the underlying end product, particularly if the defect or the alleged defect relates to product safety. Depending on the terms under which we supply products, an OEM may hold us responsible for some or all of the repair or replacement costs of these products under warranties, when the product supplied did not perform as represented. Our costs associated with satisfying product liabilities could be material.

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

•
Exports of technology necessary to develop and manufacture certain of our products are subject to U.S. export control laws, and we may be subject to adverse regulatory consequences, including government oversight of facilities and export transactions, monetary penalties and other sanctions for violations of these laws.  All exports of technology necessary to develop and manufacture our products are subject to U.S. export control laws. In certain instances, these regulations may prohibit us from developing or manufacturing certain of our products for specific end applications outside the United States. In late May 2009, the Company became aware that certain of its piezo products when designed or modified for use with or incorporation into a defense article are subject the International Traffic in Arms Regulations ("ITAR") administered by the United States Department of State.  Certain technical data relating to the design of the products may have been exported to China without authorization from the U.S. Department of State. As required by the ITAR, we are currently investigating the matter thoroughly. In addition, we have taken steps to mitigate the impact of potential violations, and we are in the process of strengthening our export-related controls and procedures. The U.S. Department of State encourages voluntary disclosures and generally affords parties mitigating credit under such circumstances. We nevertheless could be subject to continued investigation and potential regulatory consequences related to these possible violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and criminal penalties.

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

OUR TRANSFER PRICING PRACTICES MAY BE CHALLENGED, WHICH MAY SUBJECT US TO HIGHER TAXES AND ADVERSELY AFFECT OUR EARNINGS.

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

We have made fourteen acquisitions since fiscal 2005. As a part of our business strategy, we may enter into additional business combinations and acquisitions, although acquisitions require lender approval under our credit agreement. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business and distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our growth strategy, and we may incur substantial expenses and devote significant management time and resources in seeking to complete proposed acquisitions that will not generate benefits for us.

In addition, with future acquisitions, we could use substantial portions of our available cash as all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause significant stockholder dilution. Our prior acquisitions and any future acquisitions may not ultimately help us achieve our strategic goals and may pose other risks to us. Conversely, we may not be able to consummate acquisitions at a similar rate as to the past, which could adversely impact our growth rate. Our ability to grow depends in part upon our ability to identify and successfully acquire and integrate companies and businesses at appropriate prices and realize anticipated cost savings. In addition, changes in accounting or regulatory requirements or any further deterioration in the credit markets could also adversely impact our ability to consummate acquisitions or change the accounting treatment for acquisitions. For example, as a result of the recently issued Statement of Financial Accounting Standard (SFAS) No. 141R (Revised 2007), Business Combinations, which is effective for fiscal years beginning after December 15, 2008, we will be required to expense certain acquisition-related items that under current accounting are capitalized as part of the purchase price.

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

We are subject to income taxes in the U.S. and in various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities, the results of audits and examinations of previously filed tax returns and changes in tax laws. Any of these factors may adversely affect our tax rate and decrease our profitability. The amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by foreign tax authorities. If these audits result in assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities.

IF WE CANNOT OBTAIN SUFFICIENT QUANTITIES OF MATERIALS, COMPONENTS AND EQUIPMENT FOR OUR MANUFACTURING ACTIVITIES ON A TIMELY BASIS AND AT COMPETITIVE PRICING AND QUALITY, OR IF OUR MANUFACTURING CAPACITY DOES NOT MEET DEMAND, OUR BUSINESS AND FINANCIAL RESULTS WILL SUFFER.

We purchase materials, components and equipment from third parties for use in our manufacturing operations. Some of our businesses purchase their requirements of certain of these items from sole or limited source suppliers. If we cannot obtain sufficient quantities of materials, components and equipment at competitive prices and quality and on a timely basis, especially within the current challenging economic environment, we may not be able to produce sufficient quantities of product to satisfy market demand, product shipments may be delayed or our material or manufacturing costs may increase. In addition, because we cannot always immediately adapt our cost structures to changing market conditions, our manufacturing capacity may at times exceed our production requirements or fall short of our production requirements. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise adversely affect our business and financial results.

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

WE DEPEND ON THIRD PARTIES FOR CERTAIN TRANSPORTATION, WAREHOUSING AND LOGISTIC SERVICES.

We rely primarily on third parties for transportation of the products we manufacture. In particular, a significant portion of the goods we manufacture are transported to different countries, requiring sophisticated warehousing, logistics and other resources. If any of the countries from which we transport products were to suffer delays in exporting manufactured goods, or if any of our third party transportation providers were to fail to deliver the goods we manufacture in a timely manner, we may be unable to sell those products at full value, or at all. Similarly, if any of our raw materials could not be delivered to us in a timely manner, we may be unable to manufacture our products in response to customer demand.

IF WE SUFFER LOSS TO OUR FACILITIES, INFORMATION TECHNOLOGY SYSTEMS, OR DISTRIBUTION SYSTEM DUE TO A CATASTROPHE, OUR OPERATIONS COULD BE SERIOUSLY HARMED.

Our facilities, information technology systems and distribution system are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. If any of these facilities or systems were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility.

WE HAVE RECORDED A SIGNIFICANT AMOUNT OF GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, WHICH MAY BECOME IMPAIRED IN THE FUTURE.

As of March 31, 2009, we have goodwill of $99,176 and acquired intangible assets of $27,478. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was recorded at fair value on the date of acquisition.  Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance, significant negative industry or economic trends, significant decline in our stock price for a sustained period resulting in a significant change in market capitalization relative to net book value, adverse market conditions, adverse changes in laws or regulations, decrease in projected future cash flows, and a variety of other factors. The Company may have in the future an impairment of goodwill and other identifiable intangible assets, which could result in material impairment charges causing an adverse impact on our earnings and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Hampton, Virginia in a leased facility. Worldwide, we have eleven primary manufacturing facilities, and seven additional locations for sales and marketing and research and development activities. Three factories located in China, Ireland and France with an aggregate of approximately 260,000 square feet are owned by us. The remaining sites with an aggregate of approximately 413,000 square feet are leased by us. Of these manufacturing, sales and marketing, research and development, administrative and distribution locations, six are located in the U.S.A., eight in Europe and three in Asia. We consider our facilities suitable and adequate for the purpose for which they are used and we do not anticipate difficulty in renewing existing leases as they expire or in finding other facilities. The Company’s manufacturing facilities taken as a whole, currently operate moderately below full capacity.  Please refer to Note 15 in the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information with regard to our lease commitments.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of fiscal year 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(A) Market Information

Our common stock, no par value, is traded on The NASDAQ Global Market under the symbol:  MEAS. The following table presents high and low sales prices of our common stock as reported on the NASDAQ for the periods indicated:

	HIGH	LOW
YEAR ENDED MARCH 31, 2009
Quarter ended June 30, 2008	$20.00	$15.53
Quarter ended September 30, 2008	19.95	15.88
Quarter ended December 31, 2008	17.65	3.78
Quarter ended March 31, 2009	7.57	2.30

YEAR ENDED MARCH 31, 2008
Quarter ended June 30, 2007	$24.31	$19.44
Quarter ended September 30, 2007	27.94	21.28
Quarter ended December 31, 2007	28.77	21.22
Quarter ended March 31, 2008	22.83	16.25

(B) Approximate Number of Holders of Common Stock

At May 29, 2009, there were approximately 82 shareholders of record of our common stock and approximately 26,500 beneficial shareholders.

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

(E) Performance Graph

The following graph compares our cumulative total stockholder return since March 31, 2004 with the Russell 2000 Index and SIC Code 3823 peer group index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100.00 on March 31, 2004.

	3/31/2004	3/31/2005	3/31/2006	3/31/2007	3/31/2008	3/31/2009

Measurement Specialties, Inc.	$100.00	$118.68	$134.93	$116.41	$90.14	$21.10
Russell 2000	$100.00	$105.41	$132.66	$140.50	$122.23	$70.13
SIC Code 3823	$100.00	$110.19	$145.29	$153.76	$181.34	$108.68

(F) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

(G) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

The repurchase of the Company’s common stock is restricted by our credit agreement with GE not to exceed $1,000 each fiscal year and not to exceed $4,000 cumulatively.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	YEARS ENDED MARCH 31,
	2009	2008	2007	2006	2005
	(Amounts in thousands, except per share information)
Results of operations:
Net sales	$203,943	$228,383	$200,250	$121,417	$92,268
Income from continuing operations	5,279	16,442	11,957	10,327	9,780
Net income	5,279	16,442	14,234	24,534	14,826
Net cash provided by operating activities from continuing operations	22.032	33,235	13,974	11,726	5,470
Net cash used investing activities from continuing operations	(26,609)	(36,164)	(53,002)	(14,730)	(47,372)
Net cash provided by (used in) financing activities from continuning operations	7,513	12,688	35,022	(1,605)	22,100

Per common share:
Income from continuing operations:
Basic	$0.36	$1.14	$0.85	$0.75	$0.73
Diluted	0.36	1.13	0.83	0.72	0.69
Net Income:
Basic	0.36	1.14	1.01	1.79	1.11
Diluted	0.36	1.13	0.99	1.71	1.05
Cash dividends declared	—	—	—	—	—

Financial Position at Year-End:
Total assets	$284,130	$285,615	$224,691	$151,194	$116,819
Long-term debt, revolver and notes payable	93,060	86,718	62,424	20,447	23,538
Shareholders' equity	157,276	155,789	120,637	95,497	68,016

The above table includes as of the purchase date the fourteen acquisitions consummated since June 2004 with total purchase price exceeding $167,000 (See Note 5 to the Consolidated Financial Statements of the Company in this Annual Report on Form 10-K for a discussion regarding acquisitions). Fiscal 2006 includes $680 income tax expense adjustment of U.S. deferred tax assets due to lower overall tax rate with state apportionment. Fiscal year 2007 includes $1,275 in litigation settlement costs. Fiscal 2009, 2008 and 2007 include non-cash equity based compensation under SFAS No. 123R of $2,942, $3,397 and $2,887, respectively. Fiscal 2008 includes $900 in additional income tax expense associated with tax law changes in Germany and China, and the Company reversed a foreign income tax payable totaling $597. Fiscal 2009 includes $2,881 income tax expense for the valuation allowance related to foreign deferred tax assets and an adjustment to income for $500 to increase inventory balances related to a purchase accounting adjustment for the Intersema acquisition.  Net income for fiscal years 2007, 2006 and 2005 includes income from discontinued operations of $2,277, $14,207 and $5,046, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the reader of the Company’s financial statements with a narrative from the perspective of Company’s management. To that end, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including without limitation, those factors described under the caption Risk Factors in Part 1, Item 1A of this Annual Report on Form 10-K. Furthermore, the following discussion of our results of operations and financial condition should be read together with the other financial information and Consolidated Financial Statements and related Notes included in this Annual Report on Form 10-K.

Our fiscal year begins on April 1 and ends on March 31. References in this report to the year 2008 or fiscal 2008 refer to the 12-month period from April 1, 2007 through March 31, 2008 and references in this report to the year 2009 or fiscal 2009 refer to the 12-month period from April 1, 2008 through March 31, 2009.

OVERVIEW

Measurement Specialties, Inc. is a global leader in the design, development and manufacture of sensors and sensor-based systems for original equipment manufacturers and end users, based on a broad portfolio of proprietary technology. The Company is a multi-national corporation with eleven primary manufacturing facilities strategically located in the United States, China, France, Ireland, Germany and Switzerland, enabling the Company to produce and market world-wide a broad range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for automotive, medical, consumer, military/aerospace, and industrial applications. The Company’s sensor products include pressure sensors and transducers, linear/rotary position sensors, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors, humidity and temperature sensors. The Company's advanced technologies include piezo-resistive silicon sensors, application-specific integrated circuits, micro-electromechanical systems, piezoelectric polymers, foil strain gauges, force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, electromagnetic displacement sensors, hygroscopic capacitive sensors, ultrasonic sensors, optical sensors, negative thermal coefficient ceramic sensors and mechanical resonators.

Effective December 1, 2005, we completed the sale of our Consumer segment, including our Cayman Island subsidiary, Measurement Limited (“ML”), to Fervent Group Limited (“FGL”). FGL is a company controlled by the owners of River Display Limited, our long time partner and primary supplier of consumer products in Shenzhen, China. Accordingly, the related financial statements for the Consumer segment are reported as discontinued operations. All comparisons in Management’s Discussion and Analysis for each of the periods ended March 31, 2009, 2008 and 2007, exclude the results of these discontinued operations except as otherwise noted.

EXECUTIVE SUMMARY

The Company remains focused on creating long-term shareholder value.  To accomplish this goal, we continue to execute measures we believe will result in higher sales performance in excess of the overall market and generation of positive EBITDA.  We have implemented aggressive actions not only to proactively address the current economic recession, but to position the Company for future growth in sales and profitability, all of which ultimately we expect to translate to enhanced shareholder value.

We started fiscal 2009 with positive sales and profit growth, well on track to achieve another record year.  Sales then changed very quickly and drastically, and by the final months of fiscal 2009, we were into one of the worst recessions in decades.  There continues to be economic downward pressure in most areas of the economy, resulting in extremely difficult and challenging times for us and our customers.  Sales in all of our markets decreased during fiscal 2009.  Our sales to the automotive and heavy truck sector were especially hard hit.  In spite of not losing any major customers in 2009 to competitive situations and having a diversified global customer base with a wide range of sensor products, we have had significant variability in our sales, earnings and cash flows.  The high degree of economic uncertainty has created a situation whereby our visibility with respect to future performance has been greatly diminished.

Accordingly, we have taken decisive action, including aligning our labor workforce with the latest projected sale volumes.  We have lowered costs through significant reductions in headcount, cut management salaries and eliminated the Company’s management bonus program and 401(k) match, as well as curtailed capital expenditures and implemented other cost control measures.  Additionally, the Company modified the three business group structure, in order to, among other things, better focus on cross-selling of the differing sensor products and to address current business conditions and certain changes within the management group, which resulted in one operating segment.  Furthermore, effective April 1, 2009, the Company entered into an amendment to the credit agreement with our lenders whereby the Company proactively negotiated a reduction of our debt covenant requirements.  As a result of the decline in our sales and profitability resulting from the impact of the global recession, the Company negotiated revisions to its debt covenant requirements for fiscal 2010, which will, among other things, result in higher fees and interest rates charged by our lenders to the Company and a reduction in the principal amount available under our revolver to $90,000. We believe that these revisions to our debt covenants should address the adverse impact of the recession with respect to our covenant requirements, but there can be no assurance that these reductions will be sufficient, particularly if the recession is longer or worse than we expect.  As part of this credit facility amendment, the Company will be prohibited from any future acquisitions without lender approval during the covenant relief period which ends March 31, 2010.

We have taken several additional critical steps to better position the Company not only to weather the recession but to capitalize on opportunities when the economy improves.  To that end, we currently have one of the strongest product development pipelines in the history of the Company, which we expect to lay the foundation for accelerated future sales growth.  Research and development will continue to play a key role in our efforts to maintain product innovations for new sales and to improve profitability. Consistent with our strategy to expand our product portfolio, global footprint and additional opportunities for cost synergies, we completed the acquisitions of Atexis and FGP on January 30, 2009 (the “2009 Acquisitions”).  Atexis expanded our temperature sensors and probes business utilizing NTC, Platinum (Pt) and thermo-couple technologies and increased our temperature manufacturing base through wholly-owned subsidiaries in France and China.  FGP was a competitor in custom force, pressure and vibration sensors for aerospace and test and measurement markets.

A core tenet of our strategy is providing customized solutions to our customers.  To cost effectively deliver this service, we have completed the expansion of our infrastructure in China.  Today, products generating approximately 45% of our net sales are manufactured in China and nearly 60% of our global employees are in our China operation.  Given our commitment to the region in general, and Shenzhen in particular, and in order to mitigate the continued lease cost escalation in the future and add adequate room for expansion, we made the decision two years ago to lease property in Shenzhen and build a new manufacturing facility and Asian headquarters.  We completed construction late in calendar 2008 on our new 230,000 square foot facility.  The total investment in the new facility is approximately $12,800.  This investment is at the upper end of our initial estimated range when stated in U.S. dollars, largely due to the appreciation of the Chinese renminbi (“RMB”).  In addition to providing a low cost operation from which we can support operations in other regions of the world, we believe our operation in China provides a gateway to drive increased sales in China and Asia.  Our local sales in China, while relatively small today, are expanding at nearly twice the rate of our overall growth rate, and remain a key area of opportunity for the Company.

While the global economic decline and recent performance of the Company’s stock price are disappointing, we firmly believe that long-term, the Company will create shareholder value through our efforts for sales growth and positive EBITDA generation.  There have been a number of recent factors adversely affecting our stock price, including our direct link to the automotive business and the overall impact on equities from the economic recession, particularly in light of our relatively low trading volume.

It is important to put the Company’s automotive business in perspective.  Our sales to the automotive market (i.e., passenger cars light trucks, buses, heavy trucks and tractors) represents about 25% of our overall business.  The Company has a strong market position in automotive, but not to the degree to categorize the Company as a primarily auto dependent supplier.  The significant drop in global automotive sales and uncertainty with the impact of the ongoing restructuring of the Big Three automakers in the U.S., have had an adverse impact on the Company, because the automotive sector is an important global market for us.  However, we have a relatively broad market and customer base and next year we expect about three quarters of our sales and a greater portion of our profits to come from outside of the automotive market.

The decrease of our stock price and resulting decline in our market capitalization triggered an interim impairment test of goodwill at December 31, 2008.  As detailed in Results of Operations contained later in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Notes 2 and 5 to the Consolidated Financial Statements included in this Annual Report file on Form 10-K, the Company is required to test goodwill for impairment annually at fiscal year end and more frequently if events and circumstances indicate that the asset might be impaired.  At December 31, 2008 and March 31, 2009, the Company performed an impairment assessment of goodwill, and based on this testing, there was no impairment of goodwill.  The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. To derive the fair value of our reporting unit, the Company performed various valuation analyses primarily utilizing the discounted cash flow or income approach.  Under the income approach, we determined fair value based on estimated future cash flows discounted by an estimated weighted average cost of capital, which considered the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. Although our cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the expected future cash flows attributable to our business.  While we believe the fair values we have estimated are reasonable, actual performance in the short-term and long-term could be materially different from our forecasts, which could impact future estimates of fair value of our reporting unit and may result in impairment of goodwill.

The Company also performed an impairment analysis as of the end of fiscal 2009 for long-lived assets and amortizable intangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), since there were triggering events, including, the decline in the Company’s financial performance, decline in the Company’s stock price and negative economic trends. Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  The Company evaluated long-lived assets and amortizable intangible assets for impairment, and based on this analysis, there was no impairment identified for 2009, 2008 or 2007.

The Company recorded a valuation allowance of approximately $2,881 at March 31, 2009 for certain deferred tax assets associated with net operating loss carryforwards (“NOLs”) principally at our German subsidiary.  This non-cash charge to income tax expense reduced our net income by $2,881 or approximately $0.20 per diluted share.   Accounting guidance for such valuation allowances is strictly based on the evaluation of positive and negative evidence which can be objectively verified as to whether it is more likely than not that the NOLs will be utilized, and if positive evidence does not outweigh negative evidence, the conclusion is that a valuation allowance is required.  At March 31, 2009, our German subsidiary had cumulative losses over the past three years, primarily due to the decrease in profitability during the second half of fiscal 2009 as a result of the global recession.  The negative evidence of three years of cumulative losses was considered to outweigh the positive evidence that the net operating losses were not subject to expiration, because the long-term prospects of future profitability were not considered objectively verifiable.  We expect our German subsidiary to return to profitability in a future period and we will continue to assess positive and negative evidence to determine if a valuation allowance is required in future periods.

The fundamentals of the Company are sound and we continue to become the supplier of choice to OEM and select end users for their physical sensing needs.  Since fiscal 2004, we have invested over $200,000 in the Company’s future, establishing the foundation for creating long-term shareholder value. The significant investments include the fourteen companies we have acquired with a total purchase price of over $167,000, in excess of $12,800 for our new China facility and $35,000 in other capital expenditures, all of which greatly expanded the Company’s global footprint to further diversify our manufacturing, customer and product bases.

TRENDS

There are a number of trends that we expect to have material effects on the Company in the future, including global economic conditions with the resulting impact on sales, profitability, capital spending, changes in foreign currency exchange rates relative to the U.S. dollar, changes in debt levels and interest rates, and shifts in our overall effective tax rate.

Our visibility with respect to future sales is very limited at this time.  Current market indicators are mixed, but there are some recent signs of some stabilization.  However, there continue to be indications that global demand will not quickly recover and may continue to contract for most, if not all, of fiscal 2010.  Such lower demand levels are anticipated to continue to adversely impact the Company’s sales and profitability.  In particular, the Company’s automotive, housing and industrial businesses are likely to be the most impacted with medical technologies less affected.  In future periods, we expect the sensor market will continue to perform well relative to the overall economy as a result of the increase in sensor content in various products across most end markets in the U.S., Europe and Asia. While we believe third and fourth quarter sales in fiscal 2009 were unusually hard hit as a result of reducing inventory levels in the supply chain to match lower anticipated demand, it is not yet clear how much improvement, if any, we will see in future quarters, or whether sales will continue to decline.

Since we cannot provide definitive sales guidance, it is also challenging to provide guidance for gross margins.  Within this context, we expect gross margins in fiscal 2010 to range from approximately 39% to 42%, primarily reflecting the impact of a more stable product sales mix and stability in the value of the RMB relative to the U.S. dollar.  Gross margins have trended down over the past several years, largely due to unfavorable product sales mix (both in terms of organic growth and acquired sales) and the impact of the increase in the value of the RMB relative to the U.S. dollar.  However, our gross margins improved slightly in fiscal 2009 as compared to the prior year because of the decrease in the proportionate amount of lower grossing product mix, especially with sales to our largest customer and automotive market.  Our sales to the automotive market are usually characterized as higher volumes but carry lower gross margins than our average.  Since the Company’s China operations have more costs than sales denominated in RMB (short RMB position), increases in the RMB relative to the U.S. dollar have resulted in margin erosion.  However, over the past several months, the RMB has stabilized relative to the U.S. dollar, and this trend is expected to continue into fiscal 2010.  Finally, as with all manufacturers, our gross margins are sensitive to the overall volume of business (i.e., economies of scale) in that certain costs are fixed, and since our overall level of business declined in 2009, especially during the second half, our gross margins and overall level of profits decreased accordingly.  We expect continued downward pressures on our gross margins given our expectation that global demand will not recover and may continue to contract for 2010.

Total selling, general and administrative expense (“Total SG&A”) as a percent of net sales increased in 2009 as compared to prior years, reflecting the drop in sales and the increase in Total SG&A expenses due to SG&A expenses related to acquisitions.   Historically, we have been successful in leveraging our SG&A expense, growing SG&A expense more slowly than our sales growth in 2009, but the global economic recession adversely impacted our SG&A leverage. As a percent of sales, Total SG&A has increased to 35.4%, as compared to 29.5% and 32.5% in fiscal years 2008 and 2007, respectively. Given fiscal 2010 sales will be lower than in past years, as well as a result of continued investment in R&D costs for new programs that are not yet generating sales (such as our new fluid property sensor) and the higher costs associated with recent Acquisitions, we are expecting a slight decrease in SG&A as a percent of sales in fiscal 2010, excluding amortization and stock option expense.  Additionally, certain costs directly related to the recession could increase more than expected, including such costs as the amendment fees charged by our lenders and related professional fees, as well as bad debt expenses due to uncollectible trade receivables.  The Company does not have any significant direct trade receivable exposures with Chrysler or General Motors, since we are primarily a tier two or tier three supplier to them.  The Company attempts to offset such cost increases through continued efforts to control costs.  The Company does not expect to make any acquisitions during fiscal 2010.

Amortization of acquired intangible assets increased dramatically from fiscal 2008 to fiscal 2009, associated with the acquisitions of Intersema and Visyx (the “2008 Acquisitions) and the 2009 Acquisitions. Amortization is disproportionately loaded more in the initial year of the acquisition, and therefore amortization expense is higher in the quarters immediately following a transaction, and declines after the first year based on how various intangible assets are valued and amortized. Even with the acquisitions of Atexis and FGP completed toward the end of fiscal 2009, amortization is expected to decrease in fiscal 2010 as compared to fiscal 2009 to approximately $4,900 based on current exchange rates and preliminary purchase accounting allocations.

In addition to the margin exposure as a result of the depreciation of the U.S. dollar due to higher level of costs than sales denominated in RMB, the Company also has foreign currency exchange exposures with balance sheet accounts. When foreign currency exchange rates fluctuate, there is a resulting revaluation of assets and liabilities denominated and accounted for in foreign currencies. Foreign currency exchange (“fx”) expense due to the revaluation of local subsidiary balance sheet accounts with realized fx transactions and unrealized fx translation adjustments has increased sharply in recent years, because of, among other factors, volatility of foreign currency exchange rates. For example, our Swiss company, Intersema, which uses the Swiss franc as their functional currency, holds cash denominated in foreign currencies (U.S. dollar and Euro). As the Swiss franc appreciates against the U.S. dollar and/or Euro, the cash balances held in those denominations are devalued when stated in terms of Swiss francs. These transaction and translation losses are reflected in our “Foreign Currency Exchange Loss.” Aside from cash, our foreign entities generally hold receivables in foreign currencies, as well as payables. In fiscal 2009 and 2008, we posted a net expense of $771 and $618, respectively, in realized and unrealized foreign exchange losses associated with the revaluation of foreign assets held by foreign entities. We would expect to see continued fx expense associated with volatility of foreign currency exchange rates.

On average the U.S. dollar weakened relative to the RMB, but appreciated against the Euro and Swiss franc during fiscal 2009.  The Company has used foreign currency contracts to hedge some of this exposure.  The Company has not hedged all of this exposure, but has accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk under hedge accounting.  Therefore, both positive and negative movements in currency exchange rates relative to the US dollar will continue to affect the reported amounts of sales, profits, and assets and liabilities in the Company’s consolidated financial statements.

Our overall effective tax rate will continue to fluctuate as a result of the allocation of earnings among various taxing jurisdictions with varying tax rates.  We expect our overall effective tax rate in 2010 to increase resulting from, among other factors, a higher tax rate in China, the valuation allowance to be recorded for additional net operating losses at our German subsidiary, and a higher percentage of total profits generated in jurisdictions with higher tax rates than our overall average effective tax rate.

The Company expects to continue investing in various capital projects in fiscal 2010, and capital spending in 2010 is expected to approximate $7,000.  This level is lower than fiscal 2009, because capital spending in 2009 included the completion of the new China facility, as well as reductions related to various cost control measures.

CHANGES IN OUR BUSINESS

ACQUISITIONS AND DIVESTURES:

The Company made two acquisitions during fiscal 2009 (“2009 Acquisitions”).  Atexis expanded our temperature sensors and probes utilizing NTC, Platinum (Pt) and thermo-couples technologies and increased our temperature manufacturing base through wholly-owned subsidiaries in France and China.  FGP was a competitor of custom force, pressure and vibration sensors for aerospace and test and measurement markets.

Effective December 1, 2005, we completed the sale of the Consumer segment to Fervent Group Limited (FGL), including its Cayman Island subsidiary, ML Cayman. FGL is a company controlled by the owners of River Display Limited (RDL), our long time partner and primary supplier of consumer products in Shenzhen, China. Accordingly, the related financial statements for the Consumer segment are reported as discontinued operations. All comparisons in Management’s Discussion and Analysis for consolidated statements of operations and consolidated statements of cash flows for each of the fiscal years ended March 31, 2009, 2008 and 2007, and consolidated balance sheets as of March 31, 2009 and 2008, exclude the results of these discontinued operations except as otherwise noted.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (“SFAS No. 161”). SFAS No. 161 expands the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosure of how derivative instruments impact a company’s financial statements, why companies engage in such transactions and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, results of operations and cash flows. The provisions of SFAS No. 161 are effective for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 shall be applied prospectively as of the beginning of the period in which it is initially adopted.  The Company adopted SFAS No. 161 on January 1, 2009 and the adoption of this statement did not have a material impact on the Company’s results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 is effective as of November 15, 2008 for financial statements presented in conformity with U.S. GAAP. There was no impact on our financial position, results of operations or cash flow upon the adoption of this standard.

Recently Issued Accounting Pronouncements:

In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (“SFAS No. 141R”) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment to ARB No. 51 (“SFAS No. 160”). SFAS No. 141R and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for fiscal years, and interim periods within these fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No.141R will be applied to business combinations occurring after the effective date. The accounting for contingent consideration under SFAS No. 141R requires the measurement of contingencies at the fair value on the acquisition date. Contingent consideration can be either a liability or equity based, and as such will be accounted for under SFAS No. 150, SFAS No. 133, or EITF 00-19. Subsequent changes to the fair value of the contingent consideration (liability) are recognized in earnings, not to goodwill, and equity classified contingent consideration amounts are not re-measured. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company is currently evaluating the effect that the adoption of SFAS No. 141R and SFAS No. 160 will have on its results of operations and financial position, but based on preliminary procedures, the Company does not expect the adoption of SFAS No. 141R and SFAS No. 160 to have a material impact on its results of operations and financial condition.

In February 2008, the FASB issued FSP FAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measures for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 removed leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and related guidance from the scope of SFAS No. 157. In February 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement 157, (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, or April 1, 2009 for the Company. As a result of adopting FSP 157-2, we have only partially adopted SFAS No. 157.  The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its results of operations and financial position, but based on preliminary procedures, the Company does not expect the full adoption of SFAS No. 157 to have a material impact on its results of operations and financial condition.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, Business Combinations, (“SFAS No. 141(R)”), and other U.S. GAAP pronouncements. FSP 142-3 shall be applied prospectively to all intangible assets acquired after its effective date. FSP 142-3 is effective for our interim and annual financial statements beginning after March 31, 2009. We will adopt this FSP effective April 1, 2009. We do not expect the adoption of this statement to have a material impact on our results of operations and financial position.

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

REVENUE RECOGNITION:

The Company derives revenues primarily from the sale of sensors and sensor-based systems.  Revenue is recognized in accordance with SAB No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. In order for revenue and related cost of sales from product sales to be recognized there must persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectability of the related receivable is reasonably assured.  The Company’s standard terms are FOB shipping Point, but a small portion of our customers have FOB destination terms.  Based on the above criteria, revenue is recognized depending on the specific terms of the arrangement:  Either at the point of shipment for those sales under FOB shipping point terms or when it is received by the customer for sales under FOB destination terms.  For those transactions that are shipped at or near the end of the reporting period for which the sales terms are FOB destination, the Company confirms receipt of the shipment, and if delivery has not occurred, then the revenue is not recognized.  Product sales are recorded net of trade discounts at the point of sale (including volume and early payment incentives because these allowances reflect a reduction in the price for the products in accordance with Emerging Issues Task Force Issue (“EITF”) 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products)), sales returns, value-added tax and similar taxes. Shipping and handling costs are included in cost of revenue. Sales to customers generally include a right of return. The Company provides for allowances for returns based upon historical and estimated return rates, as required by SFAS No. 48, Revenue Recognition When Right of Return Exists. Sales returns have not historically been significant to our revenues and have been within the estimates made by management. The amount of actual returns could differ from estimates. Changes in estimated returns would be accounted for in the period of change.  Many of our products are designed and engineered to meet customer specifications, and customer arrangements do not involve post-installation or post-sale testing and acceptance.   There is no significant variation in sales terms geographically, or among product lines and industries.

ACCOUNTS RECEIVABLE:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The majority of the Company’s accounts receivable is due from manufacturers of electronic, automotive, military, medical and industrial products. Credit is extended based on an evaluation of a customer’s financial condition and, collateral is not required. Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers net of allowances for doubtful accounts and other sales allowances. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company reviews its allowance for doubtful accounts quarterly. Recent deterioration in overall global economic conditions and worldwide credit markets heightens the uncertainties related to customers’ ability to pay and may increase the difficulty in collecting accounts receivable. If the financial condition of the Company’s customers were to deteriorate beyond our estimates, resulting in an impairment of their ability to make payments, the Company would be required to reserve and write off additional accounts receivable balances, which would adversely impact the Company’s net earnings and financial condition.  Actual uncollectible accounts could exceed the Company’s estimates and changes to its estimates will be accounted for in the period of change. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

GOODWILL IMPAIRMENT:

Goodwill represents the excess of the aggregate purchase price over the fair value of the net identifiable assets acquired in a purchase business combination.
In accordance with SFAS No. 142, management assesses goodwill for impairment at the reporting unit level on an annual basis at fiscal year end or more frequently under certain circumstances. The goodwill impairment test is a two step test. Under the first step, the fair value of the reporting unit is compared to its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit, and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed and goodwill is not impaired.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. To derive the fair value of our reporting unit, the Company performed various valuation analyses primarily utilizing the discounted cash flow or income approach.  Under the income approach, we determined fair value based on estimated future cash flows discounted by an estimated weighted average cost of capital, which is considered the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Although our cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the expected future cash flows attributable to these businesses.  While we believe the fair values we have estimated are reasonable, actual performance in the short-term and long-term could be materially different from our forecasts, which could impact future estimates of fair value of our reporting unit and may result in impairment of goodwill in future periods.

In evaluating goodwill for impairment, the fair value of the Company’s reporting units were determined using the discounted cash flow analysis in 2009 and the implied fair value approach in 2008 and 2007.   The implied fair value approach consists of comparing the Company’s market capitalization to the Company’s book value.  If the market capitalization exceeds book value, there is no impairment of goodwill.  Our evaluations were completed in the fiscal years ended March 31, 2009, 2008 and 2007 for asset values as of these respective dates. Based on our analyses and the guidelines established under SFAS No. 142, management has concluded there was no impairment of the Company’s goodwill in 2009, 2008 and in 2007.

For further details regarding the goodwill impairment analysis under SFAS No. 142, including the weighted cost of capital utilized and the reconciliation of the Company’s fair value based on the discounted cash flow approach to the market approach and market capitalization, see Results of Operations contained later in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 5 to the Consolidated Financial Statements in this Annual Report filed on Form 10-K.

ACQUISITIONS:

Acquisitions are recorded as of the purchase date, and are included in the consolidated financial statements from the date of acquisition. In all acquisitions, the purchase price of the acquired business is allocated to the assets acquired and liabilities assumed at their fair values on the date of the acquisition. The fair values of these items are based upon management’s best estimates using various valuation approaches, including the relief from royalty method, cost approach and income approach, depending on the circumstances. Certain of the acquired assets are intangible in nature, including customer relationships, patented and proprietary technology, covenants not to compete, trade names and order backlog, which are stated at cost less accumulated amortization. Amortization is computed by the straight-line method over the estimated useful lives of the assets. The excess purchase price over the amounts allocated to the assets is recorded as goodwill. All such valuation methodologies, including the determination of subsequent amortization periods, involve significant judgments and estimates. Different assumptions and subsequent actual events could yield materially different results.

Purchased intangibles and goodwill are usually not deductible for tax purposes in stock acquisitions. However, purchase accounting requires the establishment of deferred tax liabilities on purchased intangible assets (excluding goodwill) to the extent the carrying value for financial reporting exceeds the tax basis.

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

At March 31, 2009, the Company performed an impairment analysis for long-lived assets, due to triggering events which included the decline in the Company’s stock price, change in market capitalization relative to net book value, and decrease in financial performance relative to historical operating results.  In evaluating long-lived assets and amortizable intangible assets for impairment, there was no impairment identified by our analysis indicating the carrying amount of an asset was not be recoverable in 2009.  There were no indicators of potential impairment in 2008 and 2007.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS:

The functional currency of the Company’s foreign operating companies is the applicable local currency. In consolidation, the foreign subsidiaries’ assets and liabilities are translated into United States dollars using exchange rates in effect at the balance sheet date and their operations are translated using the average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of other comprehensive income (loss). Accumulated comprehensive income (loss) consists of net income for the period and the cumulative impact of unrealized foreign currency translation adjustments.

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

As detailed in Note 12 to the Consolidated Financial Statements of the Company in this Annual Report on Form 10-K, the Company recorded a valuation allowance of approximately $2,881 at March 31, 2009 for certain deferred tax assets associated with net operating loss carryforwards (“NOLs”) principally at our German subsidiary.  This non-cash charge to income tax expense reduced our net income by $2,881, or approximately $0.20 per diluted share.   Accounting guidance for such valuation allowances is strictly based on the evaluation of positive and negative evidence which can be objectively verified as to whether it is more likely than not that the NOLs will be utilized.  If positive evidence does not outweigh negative evidence, the conclusion is that a valuation allowance is required.  At March 31, 2009, our German subsidiary had cumulative losses over the past three years, primarily due to the decrease in profitability during the second half of fiscal 2009 as a result of the global recession.  The negative evidence of three years of cumulative losses was considered to outweigh the positive evidence that the net operating losses were not subject to expiration, because the long-term prospects of future profitability were not considered objectively verifiable.  We expect our German subsidiary to return to profitability in a future period and we will continue to assess positive and negative evidence to determine if a valuation allowance is required in future periods.

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

SHARE-BASED PAYMENT:

The Company has four active share-based compensation plans, which are more fully described in Note 14 to the Consolidated Financial Statements of the Company in this Annual Report on Form 10-K. Prior to fiscal 2007, the Company applied the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognized no compensation expense for stock option grants to employees. There was no employee compensation expense recognized in the income from continuing operations in fiscal 2006 or 2005 as a result of options issued to employees.

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

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the equity-based compensation expense could be significantly different from what we have recorded in the current period.   In order to provide an appropriate expected volatility, one which marketplace participants would likely use in determining an exchange price for an option, the Company revised, during the quarter ended September 30, 2006, the method of calculating expected volatility by disregarding a period of the Company’s historical volatility data not considered representative of expected future volatility and replacing the disregarded period of time with peer group data. The Company considers the period of time disregarded to be within the “rare” situations stated in Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). The Company experienced, during the period of time leading up to and after the restructuring in May 2002, a rare series of events, including a going concern situation, financial statement restatement, a class action shareholder lawsuit, an SEC investigation, a $4,400 asset write-down, significant net losses, and a halt in the trading of the Company’s common stock, none of which are expected to recur in the future.

The Company receives a tax deduction for certain stock options and stock option exercises during the period the options are exercised, generally for the excess of the fair value of the stock over the exercise price of the options at the exercise date. In accordance with SFAS No. 123R, the Company is required to report excess tax benefits from the award of equity instruments as financing cash flows. Since the Company is currently in a net operating loss carry-forward position, the Company applies the tax-law-ordering approach, whereby the tax benefits are considered realized for current-year exercises of share-based compensation awards. These amounts are considered realized because such deductions offset taxable income on the Company’s tax return, thereby reducing the amount of income subject to tax. The current-year stock compensation deduction is used to offset taxable income before the NOL carry-forwards because all current-year deductions take priority over NOL carry-forwards. When the tax deduction exceeds the compensation expense, the tax benefit associated with any excess deduction is considered an excess tax benefit, or “windfall.”  The windfall portion of the share-based compensation deduction reduces income tax payable and is credited to additional paid-in capital (“APIC”). The windfall credited to APIC increases the Company’s APIC pool available to offset future tax deficiencies (“shortfalls”). Shortfalls are the amount the compensation expense exceeds the tax deduction.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 2009 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2008 (in thousands, except percentages)

ANALYSIS OF CONSOLIDATED STATEMENT OF OPERATIONS

The following is a discussion and analysis of the Company’s consolidated statement of operations in comparing fiscal 2009 to fiscal 2008.  For further details regarding certain trends and expectations, please refer to the Trend section earlier in Item 7, Management Discussion and Analysis of our Form 10-K.

	Years Ended March 31,			Percent
	2009	2008	Change	Change
Net sales	$203,943	$228,383	$(24,440)	(10.7)
Cost of goods sold	118,333	133,022	(14,689)	(11.0)
Gross profit	85,610	95,361	(9,751)	(10.2)
Operating expenses:
Selling, general, and administrative	63,557	60,473	3,084	5.1
Non-cash equity based compensation (SFAS 123R)	2,942	3,397	(455)	(13.4)
Amortization of acquired intangibles	5,609	3,610	1,999	55.4
Total selling, general and administrative expenses	72,108	67,480	4,628	6.9
Operating income	13,502	27,881	(14,379)	(51.6)
Interest expense, net	3,081	4,536	(1,455)	(32.1)
Foreign currency exchange loss	771	618	153	24.8
Other income	(253)	(80)	(173)	216.3
Income from continuing operations before minority interest and income taxes	9,903	22,807	(12,904)	(56.6)
Minority interest, net of income taxes	388	364	24	6.6
Income from continuing operations before income taxes	9,515	22,443	(12,928)	(57.6)
Income tax expense due to tax law changes	—	900	(900)	(100.0)
Income tax expense due to valuation allowance	2,881	74	2,807	3,793.2
Income tax expense from continuing operations	1,355	5,027	(3,672)	(73.0)
Income tax expense from continuing operations	4,236	6,001	(1,765)	(29.4)
Income from continuing operations	$5,279	$16,442	$(11,163)	(67.9)

As part of our discussion and analysis, the following table summarizes certain items in our consolidated statements of income as a percentage of net sales.

	Years ended March 31 ,
	2009	2008	Change
Net sales	100.0%	100.0%	—
Cost of goods sold	58.0%	58.2%	(0.2)
Gross profit	42.0%	41.8%	0.2
Operating expenses:			—
Selling, general, and administrative	31.2%	26.5%	4.7
Non-cash equity based compensation (SFAS 123R)	1.4%	1.5%	(0.1)
Amortization of acquired intangibles	2.8%	1.6%	1.2
Total selling, general and administrative expenses	35.4%	29.5%	5.9
Operating income	6.6%	12.2%	(5.6)
Interest expense, net	1.5%	2.0%	(0.5)
Foreign currency exchange loss	0.4%	0.3%	0.1
Other income	(0.1)	0.0%	(0.1)
Income from continuing operations before minority interest and income taxes	4.9%	10.0%	(5.1)
Minority interest, net of income taxes	0.2%	0.2%	—
Income from continuing operations before income taxes	4.7%	9.8%	(5.1)
Income tax expense due to tax law changes	0.0%	0.4%	(0.4)
Income tax expense due to valuation allowance	1.4%	0.0%	1.4
Income tax expense from continuing operations	0.7%	2.2%	(1.5)
Income tax expense from continuing operations	2.1%	2.6%	(0.5)
Income from continuing operations	2.6%	7.2%	(4.6)

Net Sales: Net sales decreased $24,440 or 10.7% to $203,943 from $228,383. Organic sales, defined as net sales excluding sales attributed to Intersema and Visyx acquisitions through December 31, 2008 (the “2008 Acquisitions”) and net sales from the 2009 Acquisitions, decreased $34,033 or approximately 15.2%.  The overall level of organic sales for fiscal 2009 was initially expected to be lower than the past few years; however, our expectation for lower organic sales was revised downward further during the year due primarily to the challenging global economic situation and uncertainty, as well as due to lower sales with the Company’s largest customer.

The current recession is one of the worst recessions in decades, and there is downward economic pressure in most areas of the economy.  As such, sales for the year were down significantly, led by sharp reductions in sales to passenger and non-passenger vehicle customers in U.S., Europe and Asia.  The most notable decline was with the automotive market.  While we believe sales were unusually hard hit as a result of customers reducing inventory levels to match lower anticipated demand for their products, it is not yet clear how much improvement we will see in future quarters or whether sales will continue to decline.  Accordingly, we have taken decisive action, including aligning our labor workforce with the latest projected sale volumes.  We have lowered costs through significant reductions in headcount, cut management salaries and eliminated the Company’s management bonus program and 401(k) match, and we have curtailed capital expenditures and implemented other cost control measures.  Additionally, the Company modified the three business group structure, in order to, among other things, better focus on cross-selling of the differing sensor products and to address current business conditions and certain changes within the management group, which resulted in one operating segment.

Gross Margin:  Gross margin (gross profit as a percentage of net sales) increased slightly to approximately 42.0% from 41.8%. The improvement in gross margin is due to several factors, including product sales mix and various cost control measures, partially offset by the strengthening of the Chinese RMB, as well as the adverse impact on gross margins as a result of decrease in volumes.  The more favorable product sales mix is largely associated with decreased proportion of sales of lower gross margin products. This would include sales to the automotive sector, which carries a lower gross margin than our average.   Additionally, our gross margins were adversely impacted by the lower levels of production and absorption of costs during the fourth quarter due to the consumption of inventory as part of the China facility move and to better align inventory levels with lower sales levels.  During the first half of fiscal 2009, there had also been an adverse impact on margins due to increases in certain costs reflecting the pervasive impact on costs associated with higher prices for certain commodities.  The average Chinese RMB exchange rate relative to the U.S. dollar appreciated approximately 7.7% as compared to last year. This translates to approximately $1,409 in annualized margin erosion.  Finally, as with all manufacturers, our gross margins are sensitive to the overall volume of business in that certain costs are fixed.  Since our overall level of business declined in 2009, our gross margins and overall level of profits decreased accordingly.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates, and other factors.

Selling, General and Administrative: Overall, total selling, general and administrative expenses (“Total SG&A”) increased $4,628 or 6.9% to $72,108, due to costs associated with the 2008 and 2009 Acquisitions. As a percent of net sales, Total SG&A expenses increased to 35.4% from 29.5%. The increase in Total SG&A expenses as a percent of net sales is due to the decrease in net sales, which is the resulting impact of the global economic situation.  Approximately $5,816 of the increase in Total SG&A was directly associated with the 2009 Acquisitions and the first nine months of fiscal 2009 for 2008 Acquisitions, and include higher salaries, amortization, facility expenses, professional fees, and acquisition related integration costs.  There was also an increase of $494 in bad debt expense, reflecting the impact of the global economic recession.

Partially offsetting the increases in total SG&A discussed above are the impact of the various cost control measures implemented during fiscal 2009, including reductions in headcount and management salaries, as well as the suspension of bonuses and 401(k) match.

Stock Option Expense:  Stock option expense decreased $455 to $2,942 from $3,397.  The decrease in stock option expense is mainly due to the lower valuation of non-cash equity based compensation under SFAS No. 123R, Share-Based Payments, resulting primarily from the decrease in the Company’s stock price, partially offset by higher volatility and quantity of options issued with the annual grant in fiscal 2009 relative to the annual grant in fiscal 2008.  Total compensation cost related to share based payments not yet recognized totaled $3,885 at March 31, 2009, which is expected to be recognized over a weighted average period of approximately 1.8 years.

Amortization of Acquired Intangibles:  Amortization of acquired intangible assets increased $1,999 to $5,609, which is mainly due to higher amortization expense associated with the 2008 Acquisitions. Amortization expense for intangible assets is higher during the first year after an acquisition because, among other things, the order back-log is fully amortized during the initial year.  The increase in amortization expense associated with the two 2009 Acquisitions consummated during the quarter ended March 31, 2009 was not as significant due to the close proximity of the transactions to our fiscal year end, but the impact on amortization expense related to these acquisitions is expected to be more significant next year.

Interest Expense, net: Interest expense decreased $1,455 to $3,081 for the year ended March 31, 2009 from $4,536 for the year ended March 31, 2008. The decrease in interest expense is primarily attributable to the decrease in average interest rates from 7.4% last year to approximately 4.32% this year, partially offset by an increase in the average total outstanding debt from an average amount outstanding of $64,186 in 2008 to $75,040 in 2009. Interest expense is expected to increase during next fiscal year due to higher interest rates.

As a result of the decline in our sales and profitability resulting from the impact of the global recession, the Company proactively negotiated with our lenders for an amendment to provide for the future reduction of our debt covenants, which will result in a higher interest rate charged by our lenders to the Company.  The Amendment will provide the Company with additional flexibility under its minimum EBITDA covenant, total leverage ratio covenant, fixed charge ratio covenant and maximum capital expenditure covenant included in its senior credit facility. Under the terms of the Amendment, the principal amount available under the Company’s revolver has been reduced from $121,000 to $90,000. The Amendment increased the interest rate by between 150 and 225 basis points, with increases in the Index Margin and LIBOR Margin, which vary based on the Company’s debt to EBITDA leverage ratio.  Pursuant to the Amendment, the Company is prohibited from consummating any business acquisitions during the covenant relief period, which ends March 31, 2010.

Foreign Currency Exchange Gain or Loss:  The increase in foreign currency exchange loss mainly reflects the continued appreciation of the RMB relative to the U.S. dollar, as well as the overall decrease in the U.S. dollar relative to the Euro as compared to last year.  The Company continues to be impacted by volatility in foreign currency exchange rates, especially with the continued impact of the appreciation of the RMB relative to the U.S. dollar, even though the appreciation of the RMB was less in 2009 as compared to 2008, as well as the impact of the fluctuation of the U.S. dollar relative to the Euro and Swiss franc.  Based on the variability and volatility of foreign currency exchange rates, the Company is not able to provide any reasonable expectation for foreign currency exchange gains or losses during the next fiscal year.  However, the Company remains subject to foreign currency exchange exposures, and as such, the Company will continue to have foreign currency exchange gains and/or losses.  The Company monitors such exposures and attempts to mitigate such exposures through various hedging strategies, but not all exposures are hedged.

Other expense and income: Other expense and income consist of various non-operating items, including sales of tooling and other miscellaneous income and expense items.  The increase from income of $80 last year to income of $253 mainly reflects approximately $500 of Chinese incentives for foreign investments provided to the Company, partially offset by miscellaneous expense items.

Income Taxes: Total income tax expense during fiscal 2009 decreased $1,765 to $4,236 as compared to $6,001 for fiscal 2008.  The decrease in income tax expense is principally due to lower taxable income in 2009, lower proportion of taxable income in higher tax rate jurisdictions, and favorable R&D tax credits in France, which were offset by a $2,881 income tax expense for the valuation allowances recorded at March 31, 2009 relating to deferred tax assets principally at our Germany subsidiary.  The Company’s income tax rate (income tax expense from continuing operations and after minority interest) increased to approximately 44.5% as compared to 26.7% last year. The increase in the income tax rate was mainly due to the valuation allowance recorded relating to the German subsidiary.  This was partly offset by a higher proportion of income being generated in those tax jurisdictions with lower tax rates and additional R&D tax benefits in France.

The Company recorded a valuation allowance of approximately $2,881 at March 31, 2009 principally for certain deferred tax assets associated with net operating loss carryforwards (“NOLs”) at our German subsidiary.  This non-cash charge to income tax expense reduced our net income by $2,881 or approximately $0.20 per diluted share.   Accounting guidance for such valuation allowances is strictly based on the evaluation of positive and negative evidence which can be objectively verified as to whether or not the NOLs will be utilized, and if positive evidence does not outweigh negative evidence, a valuation allowance is required.  At March 31, 2009, our German subsidiary had cumulative losses over the past three years, primarily due to the decrease in profitability during the second half of fiscal 2009 as a result of the global recession.  In weighing the positive and negative evidence, the negative evidence of three years of cumulative losses was considered to outweigh the positive evidence that the net operating losses were not subject to expiration, because the long-term prospects of future profitability in future periods was not considered objectively verifiable.  We will continue to assess positive and negative evidence to determine if a valuation allowance is required in future periods.

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

The China tax authorities announced an increase in the income tax rate to 18% on December 27, 2007, effective on January 1, 2008. Also effective January 1, 2008 is a 5% withholding tax on the distribution of earnings. The Company submitted an application for high tech status last year, and it was not granted.  The Company intends to continue to pursue qualification as a high technology enterprise with the Chinese authority, and if the Company is able to be awarded such qualification, the effective income tax rate will be reduced to 15% plus the 5% withholding tax. The current guidance on the China tax law, without award of high tech status, is a graduated statutory rate from 18% in calendar 2008 to 25% in calendar year 2012.  The applicable statutory rate effective January 1, 2009 is 20% and is increased January 1, 2010 to 22%.

During the quarter ended March 31, 2008, the Company recorded the reversal of a foreign income tax payable, which resulted in a reduction of income tax expense of $597 or almost $0.04 per diluted share. The income tax payable related to a foreign tax accrual from at least fiscal 2001, which had been previously considered a liability; however, based on discovered documentation, it was determined that the Company was not liable for the amounts previously accrued.

Our overall effective tax rate will continue to fluctuate based on the allocation of earnings among various taxing jurisdictions with varying tax rates and with changes in tax rates. We expect our overall effective tax rate to generally increase due to more of our total income being generated in Europe and the U.S., which are subject to a higher effective tax rates than our average and the impact of the increase in the China income tax rate.

Discontinued Operations. Discontinued operations primarily consist of the remaining activity associated with the note receivable received by the Company in connection with the sale of the Consumer segment, which is included in the condensed consolidated balance sheets as current and non-current portions of promissory note receivable. For the year ended March 31, 2009 and 2008, imputed interest income related to the promissory note receivable totaled $20 and $112, respectively, which is included in interest expense, net from continuing operations. Cash flows from discontinued operations are reported separately in the statement of cash flows, and the absence of cash flows from discontinued operations is not expected to have a material adverse affect on the future liquidity and capital resources of the Company.

FISCAL YEAR ENDED MARCH 31, 2008 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2007 (in thousands, except percentages)

	For the years ended March 31,			Percent
	2008	2007	Change	Change
Net sales	$228,383	$200,250	$28,133	14.0
Cost of goods sold	133,022	112,803	20,219	17.9
Gross profit	95,361	87,447	7,914	9.1
Operating expenses:
Selling, general, and administrative	60,473	56,346	4,127	7.3
Non-cash equity based compensation (SFAS 123R)	3,397	2,887	510	17.7
Amortization of acquired intangibles	3,610	4,464	(854)	(19.1)
Litigation settlement expenses	—	1,275	(1,275)	(100.0)
Total operating expenses	67,480	64,972	2,508	3.9
Operating income	27,881	22,475	5,406	24.1
Interest expense, net	4,536	6,106	(1,570)	(25.7)
Foreign currency exchange loss	618	767	(149)	(19.4)
Other income	(80)	(6)	(74)	1,233.3
Income from continuing operations before minority interest and income taxes	22,807	15,608	7,199	46.1
Minority interest, net of income taxes	364	524	(160)	(30.5)
Income from continuing operations before income taxes	22,443	15,084	7,359	48.8
Income tax expense (benefit) due to tax law changes	900	(102)	1,002	982.4
Income tax expense from continuing operations	5,101	3,229	1,872	58.0
Income tax expense from continuing operations	6,001	3,127	2,874	91.9
Income from continuing operations	$16,442	$11,957	$4,485	37.5

Net Sales. Our consolidated net sales increased $28,133 or 14.0% from $200,250 to $228,383. Excluding net sales from the 2008 Acquisitions of $4,396, net sales increased $23,737 or 12% (defined as “organic growth”).

All Groups posted organic sales growth, with the strongest growth coming from Pressure/Force Group (“PFG”) and Humidity / Chemical / Gas / Temperature / Optical (“HTG”). PFG net sales increased approximately $16,791 or 24%, mainly the result of strong growth in sales to our largest customer, which primarily services the automotive market, as well as growth with our sensors and transducers in HVAC, high-purity, industrial and medical applications. HTG net sales increased approximately $5,931 or 8% due to continued success of our humidity products in fogging prevention and engine management applications, as well as sense elements used in the measurement of mass air flow. Net sales within Position/Vibration/Piezo (“PVG”) grew 2%. Net sales in Position products were down slightly as compared to last year, in part as a result of the phase out of a large, off-road customer, offset by sales growth in Vibration and Piezo products, fueled by continued success of our newly introduced line of accelerometers, as well as various Piezo applications in traffic, patient monitoring and consumer applications.

Gross Margin.  Overall, gross margin (gross profit as a percent of net sales) decreased to 41.8% for the fiscal year ended March 31, 2008 from 43.7% for the fiscal year ended March 31, 2007.

The decline in margin was primarily due to several factors including product sales mix, a discrete quality event discussed below and the strengthening of the Chinese RMB, as well as unfavorable absorption of manufacturing overhead. The unfavorable product sales mix is largely associated with increased sales to our largest customer, which primarily serves the automotive market and carries a lower gross margin than our average. During the second quarter ended September 30, 2007, the Company recorded an accrual of approximately $300 to cover costs associated with the expected scrap and rework resulting from an isolated large return of goods. The issue that led to the return, which the Company believes has been resolved, was largely attributable to a problem with raw material supplied by one of our vendors. In addition to this accrual, we incurred approximately $200 in unfavorable direct labor variance in the second quarter associated with this event. During the twelve months ended March 31, 2008, the Chinese RMB exchange rate relative to the US dollar appreciated approximately 9% as compared to the same period last year. This translates to net amount of approximately $1,674 in annualized margin erosion. Also negatively impacting margins was lower absorption of manufacturing overhead in the fourth quarter relative to sales mainly due of the reduction of finished goods inventory and production levels.

Operating Expense.    Operating expenses in fiscal 2008 increased $2,508 from $64,972 to $67,480. As a percent of net sales, operating expense declined to 29.5% from 32.4%. The decrease in operating expenses as a percent of net sales was the result of net sales increasing at a higher rate as compared to the increase in costs, due to, among other factors, the impact of cost control measures over such areas as professional fees and a decrease in litigation settlement and amortization expense. Approximately $1,865 of the overall increase in operating expenses is associated with operating expense from acquisitions completed in fiscal 2008.

Selling, General and Administrative.    Selling, general and administrative (“SG&A”) expenses, which include application and development engineering expense, increased $4,127 to $60,473 in fiscal 2008 from $56,346 in fiscal 2007. As a percent of net sales, SG&A decreased from 28.1% to 26.5%. The increase in SG&A was due to approximately $2,284 increase in salary and wages, and $1,025 increase in non-salary research and development (“R&D”). The increase in salaries reflects higher headcount to support the overall growth in sales, and the increase in R&D reflects the Company’s efforts to continually develop new products. Approximately $1,600 of the increase in SG&A was associated with recently acquired companies, Intersema and Visyx. Partially offsetting the aforementioned increases in SG&A, the prior year operating expenses were higher by approximately $237 due to the costs associated with the closure of the Barbados facility, a former operating entity of BetaTHERM.

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

Litigation Settlement Expenses. At March 31, 2007, the Company accrued $1,275 in litigation settlement expenses associated with the settlement of the DeWelt and Samuel litigation. The litigation settlement expenses excluded legal fees, which are included in SG&A.

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

Interest Expense, Net.    The $1,570 decrease in interest expense to $4,536 for the year ended March 31, 2008 was primarily attributed to the decrease in average debt outstanding and lower average interest rates. Overall, average borrowings during fiscal 2008 decreased to $64,186 from $67,407 for fiscal 2007. Average interest rates decreased to 7.4% from 8.4%. The impact on debt outstanding and interest expense associated with the additional borrowings from the acquisitions consummated during the quarter ended December 31, 2007 was not significant due to the proximity of the transactions to our fiscal year end. The Company’s interest rate at March 31, 2008 declined to approximately 4.7%.

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

The overall increase in income tax expense was because of the overall increase in profits before taxes and the increase in the consolidated effective tax rate. The Company’s overall effective tax rate has been impacted by a higher portion of taxable income earned in tax jurisdictions with higher tax rates as compared to fiscal 2007, as well as the impact of tax law changes. The shift of taxable earnings was mainly with the higher earnings in the United States and Europe, as a result of continued cost controls, operating leverage, and lower interest expense, in addition to the recent increase in the tax rate in China.

Our overall effective tax rate includes the net effect of the tax law changes of $900 or approximately 4.0% (income tax expense tax law change divided by income from continuing operations before income taxes). Approximately $989 of the increase in income tax expense was a result of the non-cash income tax expense adjustment recorded for the revaluation of the net deferred tax assets in Germany resulting from the recent decrease in tax rates. Partially offsetting the increase in income tax expense due to the tax law changes is the impact of tax law changes in China, consisting of the $191 income tax credit associated with the revaluation of the Company’s China net deferred tax assets at the new higher tax rate and the $102 income tax expense for the withholding tax on distributable earnings.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $23,483 at March 31, 2009, an increase of $1,918 as compared to March 31, 2008, reflecting, among other factors, the Company’s ability to generate positive operating cash flows, cash from borrowings to finance acquisitions and lower net repayments of debt, which were partially offset by cash used for acquisition of businesses and the purchases of property and equipment, as well as the effect of exchange rate changes on cash balances maintained by our foreign subsidiaries. Cash balances are expected to decline as the Company funds capital additions and pays down debt, as well as the overall impact of the global recession on funding operations.

The following schedule compares the primary categories of the consolidated statement of cash flows for the current year to the prior year:

	Year ended March 31,
	2009	2008	Change

Net cash provided by operating activities from continuing operations	$22,032	$33,235	$(11,203)

Net cash used in investing activities from continuing operations	(26,609)	(36,164)	9,555

Net cash provided by financing activities from continuing operations	7,513	12,688	(5,175)

Net cash provided by discontinued operations	540	2,507	(1,967)

Effect of exchange rate changes on cash	(1,558)	1,590	(3,148)

Net change in cash and cash equivalents from continuing operations	$1,918	$13,856	$(11,938)

The underlying reason for the decrease in overall operating cash flows is the economic recession, which reduced profitability and cash flows from operating working capital (trade accounts receivables, inventory, less accounts payable).   Net income declined $11,163 and the fluctuation in cash flows provided by operating working capital went from a source of operating cash flows of $6,455 last year to a source of operating cash flow of $220 during the current year.   In spite of implementing various strategies to improve our cash position and working capital management, the Company was not able to offset the impact of the recession.  The Company closely monitors trade receivables and collections.  Inventory balances increased as compared to last year mainly because of the build up in inventory for the planned China facility move.  We expect to reduce inventory levels during the next quarters with the completion of the move to our new China facility and to better align inventory levels with current levels of sales.  Other items impacting operating cash flows include the fluctuation of income tax payable from a $2,148 use of cash last year to a $1,546 source of cash this year, and the $3,305 increase in depreciation and amortization expense associated with the 2008 Acquisitions and the 2009 Acquisitions.  Prior year deferred taxes mainly reflect the discrete adjustment recorded due to the change in German income tax rates, and current year deferred taxes mainly represent the valuation allowance recorded for the deferred tax assets of our subsidiary in Germany, both of which are non-cash transactions.  The prior year operating cash flows also included the $1,275 payment for the settlement of certain litigation.

Net cash used in investing activities was $26,609 as compared to $36,164 last year. Overall capital spending levels of $14,001 reflect the increase associated with the new China facility, as well as various capital projects for production equipment.  The prior year investing activity included the acquisitions of Intersema and Visyx for $23,386, and the cash flows associated with the acquisitions of Atexis and FGP in the current year combined were approximately $12,667.

Net cash provided by financing activities totaled $7,513 for the year ended March 31, 2009, a decrease of $5,175 as compared to the $12,688 provided by financing activities last year.  Borrowings under the credit facility are generally for acquisitions, and last year’s acquisitions had a larger purchase price as compared to the current year acquisitions.  Additionally, the offsetting payments for repayments of debt were lower this year as compared to last year because the Company retained cash to fund operations in light of the economic downturn and since interest rates were relatively low.   Proceeds from exercise of options were lower than the prior year because fewer options were exercised due to the decrease in the Company’s stock price.

Long-Term Debt:  To support the financing of the acquisitions of YSI Temperature and BetaTHERM (See Note 5), effective April 1, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Facility”) with General Electric Capital Corporation (“GE”) which, among other things, increased the Company’s existing credit facility from $35,000 to $75,000, consisting of a $55,000 revolving credit facility and a $20,000 term loan, and lowered the applicable London Inter-bank Offered Rate (“LIBOR”) or Index Margin from 4.50% and 2.75%, respectively, to LIBOR and Index Margins of 2.75% and 1.0%, respectively. To support the financing of the acquisition of Intersema (See Note 5), the Company entered into an Amended Credit Agreement (“Amended Credit Facility”) with GE effective December 10, 2007 which, among other things, increased the Company’s existing revolving credit facility from $55,000 to $121,000 and lowered the applicable LIBOR or Index Margin from 2.75% and 1.0%, respectively, to LIBOR and Index Margins of 2.00% and 0.25%, respectively. Interest accrues on the principal amount of the borrowings at a rate based on either LIBOR plus a LIBOR margin, or at the election of the borrower, at an Index Rate (prime based rate) plus an Index Margin. The applicable margins may be adjusted quarterly based on a change in specified financial ratios. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, annual capital expenditures, and other related items. The availability of the revolving credit facility is not based on any borrowing base requirements, but borrowings are limited by certain financial covenants. The term portion of the Amended Credit Facility totaled $20,000 and the term loan portion of our credit facility was not changed with the Amended Credit Facility. The term loan is payable in $500 quarterly installments plus interest through March 1, 2011, with a final term payment of $10,500 and the revolver payable on April 3, 2011. The Company has provided a security interest in substantially all of the Company’s U.S. based assets as collateral for the Amended Credit Facility.

As of March 31, 2009, the Company utilized the LIBOR based rate for the term loan and $54,402 of the revolver credit facility with GE. The weighted average interest rate applicable to borrowings under the revolving credit facility was approximately 3.20% at March 31, 2009. As of March 31, 2009, the outstanding borrowings on the revolver, which is classified as long-term debt, were $71,407, and the Company had an additional $18,593 available under the revolving credit facility. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change.  At March 31, 2009, the Company could borrow an additional $18,593, after considering the impact of the changes to the credit facility noted in the following paragraph. Commitment fees on the unused balance were equal to 0.375% per annum of the average amount of unused balances.

On April 27, 2009, the Company entered into an amendment to the credit agreement with our lenders whereby the Company proactively negotiated certain temporary revisions to its debt covenant requirements, as a result of the decline in our sales and profitability resulting from the impact of the global recession.  The amendment provides the Company with additional flexibility under its minimum EBITDA covenant, total leverage ratio covenant, fixed charge ratio covenant and maximum capital expenditure covenant included in the Amended Credit Facility. Under the terms of the Amendment, the principal amount available under the Company’s revolver has been reduced from $121,000 to $90,000. The Amendment increased the interest rate by between 1.50% and 2.25%, with increases in the Index Margin and LIBOR Margin, which vary based on the Company’s debt to EBITDA leverage ratio, and also increased the commitment fee on the unused balance to 0.5% per annum.  Pursuant to the Amendment, the Company is prohibited from consummating any business acquisitions without lender approval during the covenant relief period, which ends March 31, 2010.  Management believes the Company will be in compliance with the revised debt covenants, but there can be no assurance that these reductions will be sufficient if the recession is longer or worse than we expect.  The Company is presently in compliance with applicable financial covenants at March 31, 2009.

The Company’s debt covenant requirements for March 31, 2009 and the next four quarters are as follows:

	Amended Financial Covenant Requirements
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010
Minimum Proforma Earnings Before Income Taxes, Stock Option, Depreciation, and Amortization ("PEBITSDA")	$29,000	$21,400	$16,600	$19,100	$24,750

Minimum Adjusted Fixed Charge Coverage Ratio for the last twelve months	1.20	1.10	1.00	1.15	1.20

Maximum Adjusted Capital Expenditures for the last twelve months	$9,448	$7,829	$6,541	$7,978	$8,758

Maximum Adjusted Total Leverage Ratio	3.25	4.00	5.00	4.25	3.25

PEBITSDA is the Company’s earnings before income taxes, stock options, depreciation and amortization for last twelve months, in addition to the last twelve months of PEBITSDA for acquisitions.  Adjusted fixed charge coverage ratio is PEBITSDA less adjusted capital expenditures divided by fixed charges.  Fixed charges are the last twelve months of interest, taxes paid, and the last twelve months of payments of long-term debt, notes payable and capital leases.  Adjusted capital expenditures represent purchases of plant, property and equipment during the last twelve months.  Total leverage ratio is total debt less cash maintained in U.S. bank accounts which are subject to blocked account agreements with lenders divided by the last twelve months of PEBITSDA.  All of the aforementioned financial covenants are subject to various adjustments, many of which are detailed in the Amended Credit Agreement and subsequent amendments to the credit agreement previously filed with the Securities and Exchange Commission, as well as other adjustments approved by the lender.  These adjustments include such items as excluding capital expenditures associated with the new China facility from capital expenditures, and adjustments to PEBITSDA for certain items such litigation settlement costs, severance costs and other items considered non-recurring in nature.

Promissory Notes:  In connection with the acquisition of Intersema, the Company issued Swiss franc denominated unsecured promissory notes (“Intersema Notes”) totaling 20,000 Swiss francs.   At March 31, 2009, the unpaid balance of the Intersema Notes totaled $6,528, of which $2,176 is classified as current. The Intersema Notes are payable in four equal annual installments, the first of which was paid in January 2009, and bear an interest rate of 4.5% per year.

LIQUIDITY:  Management assesses the Company’s liquidity in terms of available cash, our ability to generate cash and our ability to borrow to fund operating, investing and financing activities. The Company continues to generate cash from operating activities, and the Company remains in a positive financial position with availability under existing credit facilities.  The Company will continue to have cash requirements to support working capital needs, capital expenditures, earn-outs related to acquisitions, and to pay interest and service debt.  We believe the Company’s financial position, generation of cash and the existing credit facility, in addition to the potential to refinance or obtain additional financing will be sufficient to meet funding of day-to-day and material short and long-term commitments for the foreseeable future.

Management continues to monitor the financial markets and general global economic conditions.  The Company’s credit facility is spread among a group of lenders and management works closely with our lender group.  If further changes in financial markets or other areas of the economy adversely affect the Company, the Company would expect to rely on a combination of available cash and existing committed credit facilities to provide short-term funding. The Company’s credit facility and availability is subject to certain financial covenants, including a maximum adjusted leverage ratio (debt divided by adjusted EBITDA), minimum adjusted EBITDA, adjusted fixed charge ratio covenant and maximum adjusted capital expenditures.  At March 31, 2009, the Company was in compliance with the applicable financial covenants.  On April 27, 2009, the Company entered into an amendment to the credit agreement with our lenders whereby the Company proactively negotiated certain temporary improvements to its debt covenant requirements, as a result of the decline in our sales and profitability resulting from the impact of the global recession.  The Amendment will provide the Company with additional flexibility under its minimum EBITDA covenant, total leverage ratio covenant, fixed charge ratio covenant and maximum capital expenditure covenant included in the Amended Credit Facility. Under the terms of the Amendment, the principal amount available under the Company’s revolver has been reduced from $121,000 to $90,000. The Amendment increased the interest rate by between 1.50% and 2.25%, with increases in the Index Margin and LIBOR Margin, which vary based on the Company’s debt to EBITDA leverage ratio.  Pursuant to the Amendment, the Company is prohibited from consummating any business acquisitions without lender approval during the covenant relief period, which ends March 31, 2010.

At March 31, 2009, we had approximately $23,483 of available cash and $18,593 of borrowing capacity under the revolving credit facility after considering the impact of the Amendment on borrowing capacity. This cash balance includes cash of $4,188 in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations.  The Company’s cash balances are generated and held in numerous locations throughout the world, including substantial amounts held outside the United States. The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed. Wherever possible, cash management is centralized and intra-company financing is used to provide working capital to the Company’s operations. Most of the cash balances held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted or prohibited by local laws. Where local restrictions prevent an efficient intra-company transfer of funds, the Company’s intent is that cash balances would remain in the foreign country and it would meet United States liquidity needs through ongoing cash flows, external borrowings, or both.

ACCUMULATED OTHER COMPREHENSIVE INCOME:  Accumulated other comprehensive income primarily consists of foreign currency translation adjustments, which relate to the Company’s European and Asian operations and the effects of changes in the exchange rates of the U.S. dollar relative to the Euro, Chinese RMB, Hong Kong dollar, Japanese Yen and Swiss franc.

DIVIDENDS: We have not declared cash dividends on our common equity. Additionally, the payment of dividends is prohibited under our Amended Credit Facility. We intend to retain earnings to support our growth strategy and we do not anticipate paying cash dividends in the foreseeable future.

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

INFLATION:  We compete on the basis of product design, features, and value. Accordingly, our prices generally have kept pace with inflation, notwithstanding that inflation in the countries where our subsidiaries are located has been consistently higher than inflation in the United States. Increases in labor costs have not had a significant impact on our business because most of our employees are in China, where prevailing labor costs are low. However, we have experienced increases in materials costs, especially during the end of fiscal 2008 and during the first part of fiscal 2009, and as a result, we suffered a decline in margin during those periods.

OFF BALANCE SHEET ARRANGEMENTS:  We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance, special purpose entities or variable interest entities which are often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.

The Company has acquired and divested of certain assets, including the acquisition of businesses and the sale of the Consumer business. In connection with these acquisitions and divestitures, the Company often provides representations, warranties and/or indemnities to cover various risks and unknown liabilities, such as claims for damages arising out of the use of products or relating to intellectual property matters, commercial disputes, environmental matters or tax matters. The Company cannot estimate the potential liability from such representations, warranties and indemnities because they relate to unknown conditions. However, the Company does not believe that the liabilities relating to these representations, warranties and indemnities will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The Company’s Second Restated Certificate of Incorporation requires it to indemnify to the full extent authorized or permitted by law any person made, or threatened to be made a party to any action or proceeding by reason of his or her service as a director, officer or employee of the Company, or by reason of serving at the request of the Company as a director, officer or employee of any other entity, subject to limited exceptions. The Company’s Amended and Restated By-laws provide for similar indemnification rights. In addition, the Company intends to execute with each of its directors and executive officers an indemnification agreement with the Company which will provide for substantially similar indemnification rights and under which the Company will agree to pay expenses in advance of the final disposition of any such indemnifiable proceeding. While the Company maintains insurance for this type of liability, a significant deductible applies to this coverage and any such liability could exceed the amount of the insurance coverage.

AGGREGATE CONTRACTUAL OBLIGATIONS:  As of March 31, 2009, the Company’s contractual obligations, including payments due by period, are as follows:

Contractual Obligations:	Payment due by period
	Total	1 year	2-3 years	4-5 years	> 5years
Long-term debt obligations	$93,060	$4,532	$88,511	$17	$—
Interest obligation on long-term debt	15,280	5,351	9,928	1	—
Capital lease obligations	1,047	797	246	4	—
Operating lease obligations *	23,698	3,908	5,260	4,724	9,806
Other long-term obligations**	483	355	128	—	—
Total	$133,568	$14,943	$104,073	$4,746	$9,806

* Operating lease obligations are not reduced for annual sublease rentals of approximately $150.
**Other long-term obligations on the Company’s balance sheet under GAAP primarily consist of obligations under warranty polices and tax liabilities, but excludes earn-out contingencies associated with acquisitions since the satisfaction of the contingencies is not determinable or achieved at March 31, 2009. The timing of cash flows associated with these obligations is based upon management’s estimate over the terms of these arrangements and are largely based on historical experience.

The above contractual obligation table excludes certain contractual obligations, including earn-outs related to acquisitions or possible severance payments to certain executives, since these contractual commitments are not accrued as liabilities at March 31, 2009.  These contractual obligations are accrued as liabilities when the respective contingencies are determinable or achieved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates, commodity and credit risk, which could impact its results of operations and financial condition. The Company attempts to address its exposure to these risks through its normal operating and financing activities. In addition, the Company’s broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating earnings as a whole.

Interest Rate Risk:  Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility and term loan accrue at a rate based on either a LIBOR rate plus a LIBOR margin or at an Indexed (prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at our election. Our results will be adversely affected by any increase in interest rates. For example, based on the $85,407 of total debt outstanding under these facilities at March 31, 2009, an annual interest rate increase of 100 basis points would increase interest expense and decrease our pre-tax profitability by $854. We do not currently hedge this interest rate exposure.

Commodity Risk:  The Company uses a wide range of commodities in our products, including steel, non-ferrous metals and petroleum based products, as well as other commodities required for the manufacture of our sensor products.  Changes in the pricing of commodities directly affect our results of operations and financial condition.  We attempt to pass increases in commodity costs to our customers, and we do not currently hedge such commodity price exposures.

Credit Risk:  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and temporary investments, foreign currency forward contracts and trade accounts receivable. The Company is exposed to credit losses in the event of nonperformance by counter parties to its financial instruments. The Company places cash and temporary investments with various high-quality financial institutions throughout the world, and exposure is limited at any one institution. Although the Company does not obtain collateral or other security to secure these obligations, it does periodically monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. In addition, concentrations of credit risk arising from trade accounts receivable are limited due to the diversity of the Company’s customers. The Company performs ongoing credit evaluations of its customers’ financial conditions and the Company does not obtain collateral, insurance or other security.  Notwithstanding these efforts, the current distress in the global economy may increase the difficulty in collecting accounts receivable.

Foreign Currency Exchange Rate Risk:  Foreign currency exchange rate risk arises from the Company’s investments in subsidiaries owned and operated in foreign countries, as well as from transactions with customers in countries outside the United States. The effect of a change in currency exchange rates on the Company’s net investment in international subsidiaries is reflected in the “accumulated other comprehensive income” component of stockholders’ equity. A 10% appreciation in major currencies relative to the U.S. dollar at March 31, 2009 would result in a reduction of stockholders’ equity of approximately $10,328 .

Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing sites throughout the world and a large portion of its sales are generated in foreign currencies. A substantial portion of our revenues are priced in U.S. dollars, and most of our costs and expenses are priced in U.S. dollars, with the remaining priced in Chinese renminbi, Euros, Swiss francs and Japanese yen. Sales by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the United States dollar. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the U.S. dollar compared with that of our foreign customers’ currencies. Refer to Item 1, Business, Foreign Operations for details concerning annual net sales invoiced from our facilities within the U.S. and outside of the U.S. and as a percentage of total net sales for the last three years, as well as net assets and the related functional currencies.  Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s consolidated financial statements.

The renminbi has appreciated by 2.5%, 9.0% and 4.0% during 2009, 2008 and 2007, respectively. The Chinese government no longer pegs the renminbi to the US dollar, but established a currency policy letting the renminbi trade in a narrow band against a basket of currencies. The Company has more expenses in renminbi than sales (i.e., short renminbi position), and as such, when the U.S. dollar weakens relative to the renminbi, our operating profits decrease. Based on our net exposure of renminbi to U.S. dollars for the fiscal year ended March 31, 2009 and forecast information for fiscal 2010, we estimate a negative operating income impact of approximately $183 for every 1% appreciation in renminbi against the U.S. dollar (assuming no price increases passed to customers, and no associated cost increases or currency hedging). We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

Fluctuations in the value of the Hong Kong dollar have not been significant since October 17, 1983, when the Hong Kong government tied the value of the Hong Kong dollar to that of the U.S. dollar. However, there can be no assurance that the value of the Hong Kong dollar will continue to be tied to that of the U.S. dollar.

The Company’s French and Germany subsidiaries have more sales in Euro than expenses in Euro and the Company’s Swiss subsidiary has more expenses in Swiss franc than sales, and as such, if the U.S. dollar weakens relative to the Euro and Swiss franc, our operating profits increase in France and Germany but decline in Switzerland. Based on the net exposures of Euros and Swiss francs to the U.S. dollars for the fiscal year ended March 31, 2009, we estimate a negative operating income impact of $55 in Euros and a positive income impact of less than $1 for every 1% appreciation in the Euro and Swiss franc, respectively, relative to the U.S. dollar (assuming no price increases passed to customers, and associated cost increases or currency hedging).

The Company has a number of foreign currency exchange contracts in Europe and Asia in an attempt to hedge the Company’s exposure to the Euro and RMB. The Euro/U.S. dollar, RMB/U.S. dollar and Japanese Yen/Euro currency contracts have gross notional amounts totaling $3,375, $10,000, and $1,365, respectively, with exercise dates through August 31, 2009 at an average exchange rate of $1.36 (Euro to U.S. dollar conversion rate), $0.148 (RMB to U.S. dollar conversion rate) and 116 Yen (Euro to Japanese Yen).  Since these derivatives are not designated as hedges under SFAS No. 133, changes in their fair value are recorded in earnings, not in other comprehensive income.  The fair value of our RMB currency contracts and our results of operations will be adversely affected by a decrease in value of the RMB relative to the U.S. dollar. For example, based on the $10,000 notional amount of these contracts outstanding at March 31, 2009 and current pricing of forward exchange rates of the RMB relative to the U.S. dollar, a 1% depreciation of the RMB would increase foreign currency expense and decrease our pre tax profitability by $100.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer with the participation of management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting excluded the evaluation of internal controls for the Company’s joint venture in Japan, Nikisso-THERM (“NT”), and the Company’s recent acquisitions of RIT SARL (“Atexis”) and FGP Instrumentation, GS Sensors and ALS (collectively “FGP”) during 2009. NT is an entity consolidated pursuant to FIN 46R. The Company does not have the ability to dictate or modify the controls of NT, and the Company does not have the ability, in practice, to assess those controls. At March 31, 2009, NT represented $5,525 and $4,090 in total assets and net sales, respectively. At March 31, 2009, Atexis and FGP represented $11,465 in total assets, excluding goodwill and intangible assets resulting from these recent acquisitions and $3,215 in net sales.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2009.

KPMG LLP, an independent registered public accounting firm, has audited the Company’s internal controls over financial reporting as of March 31, 2009, as stated in their report which appears below and under Item 15 of this Annual Report on Form 10-K.

(c) ATTESTATION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Measurement Specialties, Inc.:

We have audited Measurement Specialties, Inc.’s (the Company) internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Measurement Specialties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, Measurement Specialties, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting excluded the evaluation of internal controls for the Company’s joint venture in Japan, Nikisso-THERM (“NT”), and the Company’s recent acquisitions of RIT SARL (“Atexis”) and FGP Instrumentation, GS Sensors and ALS (collectively “FGP”) during 2009. NT is an entity consolidated pursuant to FIN 46R. The Company does not have the ability to dictate or modify the controls of NT, and the Company does not have the ability, in practice, to assess those controls. At March 31, 2009, NT represented $5,525 in total assets and $4,090 in net sales.  At March 31, 2009, Atexis and FGP represented $11,465 in total assets, excluding goodwill and intangible assets resulting from these acquisitions, and $3,215 in net sales.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Measurement Specialties, Inc. and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2009, and our report dated June 10, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Norfolk, Virginia
June 10, 2009

 (d) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management continues to implement internal controls in the integration process with respect to the Company’s acquisitions of Atexis and FGP.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Apart from certain information concerning our Code of Conduct which is set forth below, other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 15, 2009, including the information set forth under the captions “Election of Directors”, “Committees of the Board of Directors”, and “Executive Officers”, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2009.

We have a Code of Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct is available to shareholders at our website, www.meas-spec.com. The Company will promptly post on its website any amendment to the Code of Conduct or a waiver of a provision thereunder, rather than filing with the SEC any such amendment or waiver as part of a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 15, 2009, including the information set forth under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation”, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of March 31, 2009:

EQUITY COMPENSATION PLAN INFORMATION

For the Year Ended March 31, 2009:

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED- AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SHARES REMAINING FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN(A))
EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS	2,497,062	$19.07	874,012

EMPLOYEE STOCK PURCHASE PLAN	7,470	4.09	231,693

	2,504,532	$19.03	1,105,705

The other information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 15, 2009, including the information set forth under the caption “Beneficial Ownership of Measurement Specialties Common Stock.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 15, 2009, including the information set forth under the captions “Executive Agreements and Related Transactions”, “Committees of the Board of Directors” and “Election of Directors” which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 15, 2009, including the information set forth under the caption “Fees Paid to Our Independent Registered Public Accounting Firm”, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2009.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following consolidated financial statements and schedules are filed at the end of this report, beginning on page F-l. Other schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
(b)   See Exhibit Index following this Annual Report on Form 10-K.

DOCUMENT	PAGES
Consolidated Statements of Operations for the Years Ended
March 31, 2009, 2008, and 2007	F-2
Consolidated Balance Sheets as of March 31, 2009 and 2008	F-3 to F-4
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended
March 31, 2009, 2008, and 2007	F-5
Consolidated Statements of Cash Flows for the Years Ended
March 31, 2009, 2008, and 2007	F-6
Notes to Consolidated Financial Statements	F-7
Schedule II -Valuation and Qualifying Accounts for the Years
Ended March 31, 2009, 2008, and 2007	S-1

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEASUREMENT SPECIALTIES, INC.

By:	/s/ FRANK GUIDONE
Frank Guidone Chief Executive Officer Date: June 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Guidone	President, Chief Executive Officer and	June 10, 2009
Frank Guidone	Director (Principal Executive Officer)

/s/ Mark Thomson	Chief Financial Officer (Principal Financial	June 10, 2009
Mark Thomson	Officer and Principal Accounting Officer)

/s/ Morton L. Topfer	Chairman of the Board	June 10, 2009
Morton L. Topfer

/s/ John D. Arnold	Director	June 10, 2009
John D. Arnold

/s/ Satish Rishi	Director	June 10, 2009
Satish Rishi

/s/ R. Barry Uber	Director	June 10, 2009
R. Barry Uber

/s/ Kenneth E. Thompson	Director	June 10, 2009
Kenneth E. Thompson

EXHIBIT INDEX

EXHIBIT INDEX

NUMBER	DESCRIPTION

3.1#	Second Restated Certificate of Incorporation of Measurement Specialties, Inc.

3.2##	Bylaws of Measurement Specialties, Inc.

4.1###	Specimen Certificate for shares of common stock of Measurement Specialties, Inc.

10.1####	Measurement Specialties, Inc. 2006 Stock Option Plan

10.2####	Measurement Specialties, Inc. 2006 Employee Stock Purchase Plan

10.3#*	Measurement Specialties, Inc. 2008 Equity Incentive Plan

10.4*	Measurement Specialties, Inc. 1998 Stock Option Plan

10.5**	Measurement Specialties, Inc. 2003 Stock Option Plan

10.6##	Lease dated August 4, 2000 between Kelsey-Hayes Company and Measurement Specialties, Inc. for property in Hampton, Virginia

10.7##	First Amendment dated February 1, 2001 to Lease between Kelsey-Hayes Company and Measurement Specialties, Inc. for property in Hampton, Virginia

10.8##	Lease Agreement dated May 20, 1986 between Semex, Inc. and Pennwalt Corporation and all amendments for property in Valley Forge, Pennsylvania

10.9##	Lease Agreement dated January 10, 1986 between Creekside Industrial Associates and I.C. Sensors and all amendments for property in Milpitas, California

10.10##	Lease Agreements for property in Shenzhen, China

10.11####	Agreement of Lease, commencing October 1, 2002, between Liberty Property Limited Partnership and Measurement Specialties, Inc.

10.12####	Sublease Agreement, dated August 1, 2002, between Quicksil, Inc. and Measurement Specialties, Inc.

10.13***	Share Purchase and Transfer Agreement dated November 30, 2005 by and among the Sellers and MWS Sensorik GmbH

10.14 ***	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Measurement Ltd. by and between Fervent Group Limited and Kenabell Holding Limited

10.15*****	Agreement of Purchase and Sale dated April 3, 2006 by and between Measurement Specialties, Inc. and YSI Incorporated

10.16*****	Agreement for the purchase of the entire issued share capital of BetaTHERM Group Ltd. dated April 3, 2006 by and among the parties Named in the First Schedule thereto and Measurement Specialties, Inc.

10.17*****
Amended and Restated Credit Agreement dated April 3, 2006 by and among Measurement Specialties, Inc., the US Credit Parties signatory thereto, Wachovia Bank, National Association, JPMorgan Chase Bank, N.A, and General Electric Capital Corporation

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
10.21****

Fourth Amendment and Waiver to Credit Agreement dated December 10, 2007 by and among Measurement Specialties, Inc., the US Credit Parties signatory thereto, Wachovia Bank, National Association, JPMorgan Chase Bank, N.A, Bank of America, N.A., Royal Bank of Canada, and General Electric Capital Corporation

10.22#**
Fifth Amendment and Waiver to Credit Agreement dated October 24, 2008 by and among Measurement Specialties, Inc., the US Credit Parties signatory thereto, Wachovia Bank, National Association, JPMorgan Chase Bank, N.A, Bank of America, N.A., Royal Bank of Canada, and General Electric Capital Corporation

10.23#**
Sixth Amendment and Waiver to Credit Agreement dated January 29, 2009 by and among Measurement Specialties, Inc., the US Credit Parties signatory thereto, Wachovia Bank, National Association, JPMorgan Chase Bank, N.A, Bank of America, N.A., Royal Bank of Canada, and General Electric Capital Corporation

10.24##**
Seventh Amendment and Waiver to Credit Agreement dated April 27, 2009 by and among Measurement Specialties, Inc., the US Credit Parties signatory thereto, Wachovia Bank, National Association, JPMorgan Chase Bank, N.A, Bank of America, N.A., Royal Bank of Canada, and General Electric Capital Corporation

21.1	Subsidiaries

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on November 7, 2007 and incorporated herein by reference.

##	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on July 5, 2001 and incorporated herein by reference.

###	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 (File No. 333-57928) and incorporated herein by reference.

####	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on October 29, 2002 and incorporated herein by reference.

#####	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 (File No. 333-137650) and incorporated herein by reference.

######	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on February 6, 2008 and incorporated herein by reference.

#*	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on July 29, 2008 and incorporated herein by reference

#**	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on February 4, 2009 and incorporated herein by reference

##**	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on April 29, 2009 and incorporated herein by reference

*	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on August 18, 1998 and incorporated herein by reference.

**	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on July 29, 2003 and incorporated herein by reference.

***	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Repost on Form 10-Q filed on February 9, 2006 and incorporated herein by reference.

****	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on February 6, 2008 and incorporated herein by reference.

*****	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on April 6, 2006 and incorporated herein by reference.

******	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on June 12, 2007 and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Measurement Specialties, Inc.:

We have audited the accompanying consolidated balance sheets of Measurement Specialties, Inc. and subsidiaries (the Company) as of March 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Measurement Specialties, Inc. and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, Measurement Specialties, Inc. adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective April 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Measurement Specialties, Inc.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 10, 2009 expressed an unqualified opinion on the effectiveness of Measurement Specialties, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Norfolk, Virginia
June 10, 2009

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
(Amounts in thousands, except per share amounts)	2009	2008	2007
Net sales	$203,943	$228,383	$200,250
Cost of goods sold	118,333	133,022	112,803
Gross profit	85,610	95,361	87,447
Selling, general, and administrative expenses	72,108	67,480	64,972
Operating income	13,502	27,881	22,475
Interest expense, net	3,081	4,536	6,106
Foreign currency exchange loss	771	618	767
Other income	(253)	(80)	(6)
Income from continuing operations before minority interest and income taxes	9,903	22,807	15,608
Minority interest, net of income taxes	388	364	524
Income tax expense from continuing operations	4,236	6,001	3,127
Income from continuing operations	5,279	16,442	11,957
Discontinued operations:
Income from discontinued operations before income taxes	—	—	115
Income tax benefit from discontinued operations	—	—	(6)
Income from discontinued operations	—	—	121
Gain on disposition of discontinued operations, net of income taxes	—	—	2,156
Income from discontinued operations	—	—	2,277
Net income	$5,279	$16,442	$14,234

Net income per common share - Basic:
Income from continuing operations	$0.36	$1.14	$0.85
Income from discontinued operations	—	—	0.01
Gain on disposition of discontinued operations, net of income taxes	—	—	0.15
Net income per common share - Basic	$0.36	$1.14	$1.01

Net income per common share - Diluted:
Income from continuing operations	$0.36	$1.13	$0.83
Income from discontinued operations	—	—	0.01
Gain on disposition of discontinued operations, net of income taxes	—	—	0.15
Net income per common share - Diluted	$0.36	$1.13	$0.99

Weighted average shares outstanding - Basic	14,465	14,360	14,156
Weighted average shares outstanding - Diluted	14,575	14,510	14,423

See accompanying notes to consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	March 31, 2009	March 31, 2008

ASSETS

Current assets:
Cash and cash equivalents	$23,483	$21,565
Accounts receivable trade, net of allowance for
doubtful accounts of $898 and $696, respectively	28,830	39,919
Inventories, net	45,384	40,286
Deferred income taxes, net	2,067	4,299
Prepaid expenses and other current assets	3,968	3,760
Other receivables	458	1,270
Due from joint venture partner	1,824	2,155
Promissory note receivable	283	809
Total current assets	106,297	114,063

Property, plant and equipment, net	46,875	40,715
Goodwill	99,176	95,710
Acquired intangible assets, net	27,478	31,766
Deferred income taxes, net	2,985	1,769
Other assets	1,319	1,592
Total assets	$284,130	$285,615

See accompanying notes to consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)	March 31, 2009	March 31, 2008

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of promissory notes payable	$2,176	$2,511
Current portion of long-term debt	2,356	3,157
Current portion of capital lease obligations	797	822
Accounts payable	15,381	23,523
Accrued expenses	3,041	3,634
Accrued compensation	5,656	7,067
Income taxes payable	1,838	751
Other current liabilities	3,394	3,510
Total current liabilities	34,639	44,975

Revolver	71,407	58,206
Promissory notes payable, net of current portion	4,352	7,535
Long-term debt, net of current portion	12,769	15,309
Capital lease obligations, net of current portion	250	781
Other liabilities	1,085	1,067
Total liabilities	124,502	127,873

Minority interest	2,352	1,953

Shareholders' equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	—	—
Common stock, no par; 25,000,000 shares authorized; 14,483,622
and 14,440,848 shares issued and outstanding, respectively	—	—
Additional paid-in capital	81,948	78,720
Retained earnings	67,218	61,939
Accumulated other comprehensive income	8,110	15,130
Total shareholders' equity	157,276	155,789
Total liabilities, minority interest and shareholders' equity	$284,130	$285,615

See accompanying notes to consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

				Accumulated
		Additional		Other
	Shares of Common	paid-in	Retained	Comprehensive		Comprehensive
(Dollars in thousands)	Stock	capital	Earnings	Income (loss)	Total	Income (Loss)
Balance, March 31, 2006	13,970,033	$66,371	$31,263	$(2,137)	$95,497
Comprehensive income:		—	—	—	—
Net income		—	14,234	—	14,234	$14,234
Currency translation adjustment, net of income taxes of $188		—	—	3,878	3,878	3,878
Comprehensive income						$18,112
Non-cash equity based compensation (SFAS 123R)		2,887	—	—	2,887
Issuance of common stock for acquisition of BetaTherm	43,331	1,000	—	—	1,000
Amounts from exercise of stock options	267,000	1,865	—	—	1,865
Tax benefit from exercise of stock options		1,276	—	—	1,276
Balance, March 31, 2007	14,280,364	$73,399	$45,497	$1,741	$120,637

Comprehensive income:
Net income		—	16,442	—	16,442	$16,442
Currency translation adjustment, net of income taxes of $77		—	—	13,389	13,389	13,389
Comprehensive income						$29,831
Non-cash equity based compensation (SFAS 123R)		3,397	—	—	3,397
Amounts from exercise of stock options	160,484	1,664	—	—	1,664
Tax benefit from exercise of stock options		260	—	—	260
Balance, March 31, 2008	14,440,848	$78,720	$61,939	$15,130	$155,789

Comprehensive income:
Net income		—	5,279	—	5,279	$5,279
Currency translation adjustment, net of income taxes of $281		—	—	(7,020)	(7,020)	(7,020)
Comprehensive income (loss)						$(1,741)
Non-cash equity based compensation (SFAS 123R)		2,942	—	—	2,942
Amounts from exercise of stock options	42,774	276	—	—	276
Tax benefit from exercise of stock options		10	—	—	10
Balance, March 31, 2009	14,483,622	$81,948	$67,218	$8,110	$157,276

 See accompanying notes to consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
(Amounts in thousands)	2009	2008	2007

Cash flows from operating activities:
Net income	$5,279	$16,442	$14,234
Less: Income from discontinued operations - Consumer	—	—	121
Less: Gain on sale of discontinued operations - Consumer	—	—	2,156
Income from continuing operations	5,279	16,442	11,957

Adjustments to reconcile net income to net cash
provided by operating activities from continuing operations:
Depreciation and amortization	13,210	9,905	9,668
Loss (gain) on sale of assets	94	94	(80)
Minority interest	388	364	524
Non-cash equity based compensation (SFAS 123R)	2,942	3,397	2,887
Unrealized foreign currency exchange gain (loss)	90	(1,088)	—
Deferred income taxes	768	3,307	(573)
Research tax credits	974	714	492
Net change in operating assets and liabilities:
Accounts receivable, trade	13,217	(1,165)	(8,522)
Inventories	(2,516)	3,670	(6,901)
Prepaid expenses, other current assets and other receivables	654	(516)	1,160
Other assets	354	(579)	(1,464)
Accounts payable	(10,481)	3,950	2,772
Accrued expenses, accrued compensation, other current and other liabilities	(4,487)	(1,837)	443
Accrued litigation settlement expenses	—	(1,275)	1,275
Income taxes payable	1,546	(2,148)	336
Net cash provided by operating activities from continuing operations	22,032	33,235	13,974
Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(14,001)	(12,818)	(7,305)
Proceeds from sale of assets	59	40	188
Acquisition of business, net of cash acquired	(12,667)	(23,386)	(45,885)
Net cash used in investing activities from continuing operations	(26,609)	(36,164)	(53,002)
Cash flows from financing activities from continuing operations:
Borrowings of long-term debt	—	—	20,000
Repayments of long-term debt	(3,017)	(2,675)	(19,576)
Borrowings of short-term debt, revolver and notes payable	17,196	46,457	59,587
Repayments of short-term debt, revolver, captial leases and notes payable	(6,952)	(30,802)	(25,850)
Sale lease-back financing transaction	—	—	1,917
Deferred acquisition payments	—	(1,973)	(4,052)
Minority interest payments	—	(243)	(145)
Tax benefit on exercise of stock options	10	260	1,276
Proceeds from exercise of options and employee stock purchase plan	276	1,664	1,865
Net cash provided by financing activities from continuing operations	7,513	12,688	35,022

Net cash used in operating activities of discontinued operations	—	—	(62)
Net cash provided by investing activities of discontinued operations	540	2,507	2,276
Net cash provided by discontinued operations	540	2,507	2,214

Net change in cash and cash equivalents	3,476	12,266	(1,792)
Effect of exchange rate changes on cash	(1,558)	1,590	335
Cash, beginning of year	21,565	7,709	9,166
Cash, end of period	$23,483	$21,565	$7,709

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$(3,104)	$(4,698)	$(6,088)
Income taxes	(2,381)	(6,896)	(827)
Non-cash investing and financing transactions:
Deferred acquisition obligation	—	—	1,787
Promissory note payable from acquisition	—	10,046	—
Promissory note receivable from earn-out on sale of discontinued operations	—	—	2,156
Issuance of stock in connection with acquisition	—	—	1,000
Earn-out in connection with acquisition	—	—	933
Capital additions in other current liabilities	—	1,173	—

See accompanying notes to consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008
(Amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS:

Measurement Specialties, Inc. is a leader in the design, development and manufacture of sensors and sensor-based systems for original equipment manufacturers and end users, based on a broad portfolio of proprietary technology. The Company is a multi-national corporation with twelve primary manufacturing facilities strategically located in the United States, China, France, Ireland, Germany and Switzerland, enabling the Company to produce and market world-wide a broad range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for automotive, medical, consumer, military/aerospace, and industrial applications. The Company’s sensor products include pressure sensors and transducers, linear/rotary position sensors, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors, humidity and temperature sensors. The Company's advanced technologies include piezo-resistive silicon sensors, application-specific integrated circuits, micro-electromechanical systems (“MEMS”), piezoelectric polymers, foil strain gauges, force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, electromagnetic displacement sensors, hygroscopic capacitive sensors, ultrasonic sensors, optical sensors, negative thermal coefficient (“NTC”) ceramic sensors and mechanical resonators.

As more fully described below in Note 6, the Company sold the Consumer business during the quarter ended December 31, 2005. As a result, assets, liabilities, results of operations and cash flows of the Consumer business have been presented as discontinued operations for the periods presented. The Consumer Products segment designed and manufactured sensor-based consumer products, primarily as an original equipment manufacturer (“OEM”), that were sold to retailers and distributors in the United States and Europe. Consumer products included bathroom and kitchen scales, tire pressure gauges and distance estimators. Except as otherwise noted, the descriptions of our business and results of operations contained in this report reflect only our continuing operations.

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

The Company has made the following acquisitions which are included in the consolidated financial statements as of the effective date of acquisition (See Note 5):

Acquired Company	Effective Date of Acquisition	Country
Elekon Industries U.S.A., Inc. (‘Elekon’)	June 24, 2004	U.S.A.
Entran Devices, Inc. and Entran SA (‘Entran’)	July 16, 2004	U.S.A. and France
Encoder Devices, LLC (‘Encoder’)	July 16, 2004	U.S.A.
Humirel, SA (‘Humirel’)	December 1, 2004	France
MWS Sensorik GmbH (‘MWS’)	January 1, 2005	Germany
Polaron Components Ltd (‘Polaron’)	February 1, 2005	United Kingdom
HL Planartechnik GmbH (‘HLP’)	November 30, 2005	Germany
Assistance Technique Experimentale (‘ATEX’)	January 19, 2006	France
YSIS Incorporated (‘YSI Temperature’)	April 1, 2006	U.S.A. and Japan
BetaTherm Group Ltd. (‘BetaTherm’)	April 1, 2006	Ireland and U.S.A.
Visyx Technologies, Inc. (‘Visyx’)	November 20, 2007	U.S.A.
Intersema Microsystems SA (‘Intersema’)	December 28, 2007	Switzerland
R.I.T. SARL (“Atexis”)	January 30, 2009	France and China
FGP Instrumentation and related companies GS Sensors, and ALS (collectively, “FGP”)	January 30, 2009	France

The above companies, except for Encoder, Polaron and Visyx, which were asset purchases, became direct or indirect wholly-owned subsidiaries of the Company, upon consummation of their respective acquisitions.

With the purchase of YSI Temperature, the Company acquired a 50 percent ownership interest in Nikisso-THERM (“NT”), a joint venture in Japan. This joint venture is included in the consolidated financial statements of the Company as of and for the years ended March 31, 2009 and 2008. Net sales of the consolidated VIE for the years ended March, 31, 2009, 2008 and 2007 totaled $4,090, $3,674, and $4,923, respectively. Net income of the consolidated VIE for the years ended March, 31, 2009, 2008 and 2007 totaled $776, $728, and $1,048, respectively. Minority interest for the years ended March 31, 2009, 2008 and 2007 is net of income taxes of $295, $240, and $361, respectively.

In accordance with the disclosure requirements of FASB Staff Position (FSP) SFAS No. 140-4 and FIN 46R-8, Disclosures by Public Entities about Transfers of Financial Assets and Interest in Variable Interest Entities, the nature of the Company’s involvement with N-T is not as a sponsor of a qualifying special purpose entity (SPE) for the transfer of financial assets.  N-T is a self-sustaining manufacturer and distributor of temperature based sensor systems in Asian markets.  The assets of N-T are for the operations of the joint venture and the VIE relationship does not expose the Company to risks not considered normal business risks.  The carrying amount and classification of the variable interest entity’s assets and liabilities in the consolidated statement of financial position that are consolidated in accordance with Interpretation 46R are as follows at March 31, 2009 and 2008:

	March 31,
	2009	2008
Assets:
Cash	$1,206	$63
Accounts receivable	1,176	1,228
Inventory	660	600
Other assets	456	425
Due from joint venture partner	1,824	2,155
Property and equipment	203	242
	5,525	4,713

Liabilities:
Accounts payable	(194)	(271)
Accrued expenses	(195)	(214)
Income tax payable	(276)	(301)
Other liabilities	(156)	(140)
	$(821)	$(926)

(b) Reclassifications:

The presentation of certain prior year information in the statements of cash flows for adjustments to reconcile net income to net cash provided by operating activities previously presented for the provision for doubtful accounts, provision for inventory reserve and provision for warranty have been reclassified to accounts receivable trade, inventories and accrued expenses, respectively, to conform with current year presentation. The presentation of certain prior year information in the statements of cash flows for accounts payable have been reclassified to research tax credits to conform with current year presentation.

(c) Use of Estimates:

The preparation of the consolidated financial statements, in accordance with U.S. generally accepted accounting principles, requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the useful lives of fixed assets, carrying amount and analysis of recoverability of property, plant and equipment, acquired intangibles, goodwill, deferred tax assets, valuation allowances for receivables, inventories, income tax uncertainties and other contingencies, and stock based compensation. Actual results could differ from those estimates.

 (d) Cash and Cash Equivalents:

The Company considers highly liquid investments with original maturities of up to three months, when purchased, to be cash equivalents. At March 31, 2009 and 2008, approximately $4,188 and $4,726, respectively, of the Company’s cash balances were maintained in China, which are subject to certain restrictions and are not freely transferable to another country without adverse tax consequences because of exchange control regulations, but can be used without such restrictions for general business purposes in China.

(e) Accounts Receivable:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The majority of the Company’s accounts receivable is due from manufacturers of electronic, automotive, military, medical and industrial products. Credit is extended based on an evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers net of allowances for doubtful accounts and other sales allowances. The Company maintains an allowance for doubtful accounts for estimated losses inherent in accounts receivable. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due based on contractual terms, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company reviews its allowance for doubtful accounts quarterly. Actual uncollectible accounts could exceed the Company’s estimates and changes to its estimates will be accounted for in the period of change. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

During the quarter ended March 31, 2008, the Company reversed an income tax payable, which resulted in a reduction of income tax expense of $597 or less than $0.04 per diluted share. The income tax payable related to a foreign tax accrual from at least seven years ago, which had been previously considered a liability; however, based on recently discovered documentation, it was determined that the Company was not liable for the amounts previously accrued. The Company has determined that this adjustment is not material, under the guidelines established under SEC Staff Accounting Bulletin (“SAB”) Topic No. 108, Financial Statements-Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which require the Company to evaluate the adjustment from a quantitative perspective using both the roll-over and iron curtain methods, as well as consider qualitative factors.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) management assesses goodwill for impairment at the reporting unit level on an annual basis at fiscal year end or more frequently under certain circumstances. The goodwill impairment test is a two step test. Under the first step, the fair value of the reporting unit is compared to its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit, and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

In evaluating goodwill for impairment, the fair value of the Company’s reporting unit was determined using the implied fair value approach for fiscal years ended March 31, 2008 and 2007, and for the year ended March 31, 2009, the fair value of the Company’s reporting unit was determined using the discounted cash flow method.  The implied fair value approach consists of comparing the Company’s market capitalization to the Company’s book value, and if the market capitalization exceeds book value, there is no impairment of goodwill.  This process was completed in the fiscal years ended March 31, 2009, 2008 and 2007 for asset values as of fiscal year end. Based on our analyses and the guidelines established under SFAS 142, there was no impairment of the Company’s goodwill at March 31, 2009, 2008, and 2007 (See Note 5).

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

In step 1, management must make assumptions regarding estimated future cash flows to determine whether there is an indication of impairment under SFAS No. 144, and in the event step 2 is required, the fair value of these assets is determined. Other factors could include, among other things, quoted market prices, or other valuation techniques considered appropriate based on the circumstances. If these estimates or related assumptions change in the future, an impairment charge may need to be recorded. Impairment charges would be included in our consolidated statements of operations, and would result in reduced carrying amounts of the related assets on our consolidated balance sheets.

At March 31, 2009, the Company performed an impairment analysis for long-lived assets, due to triggering events which included the decline in the Company’s stock price, change in market capitalization relative to net book value, and decrease in financial performance relative to historical operating results.  In evaluating long-lived assets and amortizable intangible assets for impairment, there was no impairment identified by our analysis indicating the carrying amount of an asset was not be recoverable in 2009.  There were no indicators of potential impairment in 2008 and 2007.

(p) Revenue Recognition:

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Shipping and other transportation costs charged to buyers are recorded in both sales and cost of sales.  Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the consolidated statements of income. Certain products may be sold with a provision allowing the customer to return a portion of products. The Company provides for allowances for returns based upon historical and estimated return rates. The amount of actual returns could differ from these estimates. Changes in estimated returns are accounted for in the period of change.

Revenues for contractual arrangements with multiple elements or deliverables are allocated pursuant to Emerging Issues Task Force Issue (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Revenues are recognized for the separate elements when the product or services have value on a stand-alone basis, and fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. While determining fair value and identifying separate elements require judgment, generally fair value and the separate elements are identifiable as those elements are sold and unaccompanied by other elements.

(q) Shipping and Handling:

Shipping and handling costs are recorded in cost of sales in the Company’s consolidated statement of operations.

(r) Research and Development and Advertising Costs:

Research and development and advertising costs are expensed as incurred. Research and development costs amounted to $10,826, $9,852, and $9,235, for the years ended March 31, 2009, 2008 and 2007, respectively. Customer funded research and development was $1,451, $1,018, and $786, for the fiscal years ended March 31, 2009, 2008, and 2007, respectively. Advertising costs are included in operating expenses in the Company’s consolidated statement of operations and are expensed when the advertising or promotion is published. Advertising expenses for the years ended March 31, 2009, 2008, and 2007 were approximately $151, $276, and $242, respectively.

(s) Warranty Reserve:

The Company’s sensor products generally are marketed under warranties to end users of up to one year. Factors affecting the Company’s warranty liability include the number of products sold and historical and anticipated rates of claims and costs per claim. The Company provides for estimated product warranty obligations at the time of sale, based on its historical warranty claims experience and assumptions about future warranty claims. This estimate is susceptible to changes in the near term based on introductions of new products, product quality improvements and changes in end user application and/or behavior.

The following table summarizes the warranty reserve:

	Years ended March 31,
	2009	2008	2007
Total Warranty Reserve - Beginning	$400	$401	$146
Warranties issued during the period	(59)	419	491
Costs to repair and replace products	(85)	(420)	(236)
Total Warranty Reserve - Ending	$256	$400	$401

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

(v) Stock Based Compensation:

Effective April 1, 2006, the Company adopted SFAS No. 123(R), utilizing the modified prospective approach.  Under the modified prospective approach, SFAS No. 123(R) applies to new awards and to unvested awards that were outstanding on April 1, 2006, as well as those that are subsequently modified, repurchased or cancelled. Compensation cost recognized in the years ended March 31, 2009, 2008 and 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value using the Black-Scholes-Merton option pricing model in accordance with the provisions of SFAS No. 123(R).  The Company’s results for the years ended March 31, 2009, 2008, and 2007 include $2,942, $3,397 and $2,887, respectively, of operating expenses under SFAS No. 123(R).

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

Net cash proceeds from the exercise of stock options were $276, $1,664, and $1,865 for the years ended March 31, 2009, 2008 and 2007, respectively, and the income tax benefit realized for the years ended March 31, 2009, 2008 and 2007 from stock option exercises was $10, $260, and $1,276, respectively.

(w) Leases:

The Company follows SFAS No. 13, Accounting for Leases, to account for its operating and capital leases. In accordance with SFAS No. 13, lease costs, including escalations, are provided for using the straight-line basis over the lease period. The Company leases certain production equipment and automobiles which, under SFAS No. 13, are considered capital lease arrangements. SFAS No. 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment, and an offsetting amount recorded as a liability. Prior to March 31, 2006, the Company executed a sale-lease back transaction, which is included as a sale lease-back transaction in cash flows from financing activities from continuing operations.

(x) Derivative Instruments:

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, SFAS No. 149 and SFAS No. 161, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.

The Company has a number of forward purchase currency contracts to manage the Company’s exposures to fluctuations in the U.S. dollar relative to the Euro and RMB and the Euro relative to the Japanese yen. These currency contracts are entered into to hedge foreign exchange exposure, although they are undesignated for accounting purposes. Since these currency contracts do not meet the requirements of SFAS No. 133 for hedge accounting purposes, changes in the fair value of these instruments are recognized in other income as gains and losses, rather than in other comprehensive income.

(y) Capitalized Interest:

The Company’s policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year. During 2009 and 2008, interest costs capitalized as part of the construction of the new facility in China totaled $325 and $281, respectively. No interest costs were capitalized during 2007.

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

(aa) Recently Adopted and Issued Accounting Standards:

Recently Adopted Accounting Standards:

In September 2006, the FASB issued  SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  This new standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  On February 12, 2008, the FASB issued FASB Staff Positions that delayed for one year the applicability of SFAS No. 157’s fair value measurement requirements to certain nonfinancial assets and liabilities, excluded most lease accounting fair-value measurements from SFAS No. 157’s scope.

The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, except for that portion of provisions deferred for one year pursuant to the FASB Staff Positions. Effective April 1, 2008, the Company adopted the applicable provisions of SFAS No. 157, except for that portion of the provisions deferred for one year.  The implementation of the adopted provisions of SFAS No. 157 did not have a material impact on the Company’s results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (“SFAS No. 161”). SFAS No. 161 expands the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosure of how derivative instruments impact a company’s financial statements, why companies engage in such transactions and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, results of operations and cash flows. The provisions of SFAS No. 161 are effective for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 shall be applied prospectively as of the beginning of the period in which it is initially adopted. The Company adopted SFAS No. 161 on January 1, 2009, and the adoption of SFAS No. 161 did not have a material impact on the Company’s results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 is effective as of November 15, 2008 for financial statements presented in conformity with U.S. GAAP. There was no impact on our financial position, results of operations or cash flow upon the adoption of this standard.

Recently Issued Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment to ARB No. 51 (“SFAS No. 160”). SFAS No. 141R and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for fiscal years, and interim periods within these fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No.141R will be applied to business combinations occurring after the March 31, 2009. The accounting for contingent consideration under SFAS No. 141R requires the measurement of contingencies at the fair value on the acquisition date. Contingent consideration can be either a liability or equity based, and as such will be accounted for under SFAS No. 150, SFAS No. 133, or EITF 00-19. Subsequent changes to the fair value of the contingent consideration (liability) are recognized in earnings, not to goodwill, and equity classified contingent consideration amounts are not re-measured. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company is currently evaluating the effect that the adoption of SFAS No. 141R and SFAS No. 160 will have on its results of operations and financial position, but based on preliminary procedures, the Company does not expect the adoption of SFAS No. 141R and SFAS No. 160 to have a material impact on its results of operations and financial condition.

In February 2008, the FASB issued FSP FAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measures for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 removed leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and related guidance from the scope of SFAS 157. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement 157, (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, or April 1, 2009 for the Company. As a result of adopting FSP 157-2, we have only partially adopted SFAS 157. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its results of operations and financial position, but based on preliminary procedures, the Company does not expect the  full adoption of SFAS No. 157 to have a material impact on its results of operations and financial condition.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, Business Combinations, (“SFAS No. 141(R)”), and other U.S. GAAP pronouncements. FSP 142-3 shall be applied prospectively to all intangible assets acquired after its effective date. FSP 142-3 is effective for our interim and annual financial statements beginning after March 31, 2009. We will adopt this FSP effective April 1, 2009. We do not expect the adoption of this statement to have an impact on our financial statements.

3. INVENTORIES

Inventories and inventory reserves for slow-moving, obsolete and lower of cost or market exposures at March 31, 2009 and 2008 are summarized as follows:

	March 31, 2009	March 31, 2008
Raw Materials	$22,270	$17,474
Work-in-Process	4,622	6,140
Finished Goods	21,981	20,082
	48,873	43,696
Inventory Reserves	(3,489)	(3,410)
	$45,384	$40,286

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments.  Property, plant and equipment are summarized as follows:

	March 31, 2009	March 31, 2008	Useful Life
Production equipment & tooling	$45,894	$43,893	3-10 years
Building and leasehold improvements	24,301	9,737	39 to 45 years or lesser of useful life or remaining term of lease
Furniture and equipment	13,663	12,000	3-10 years
Construction-in-progress	1,122	8,584
Total	84,980	74,214
Less: accumulated depreciation and amortization	(38,105)	(33,499)
	$46,875	$40,715

Total depreciation was $7,602, $6,295 and $5,204 for the years ended March 31, 2009, 2008 and 2007, respectively.  Property and equipment included $1,047 and $1,603 in capital leases at March 31, 2009 and 2008, respectively. Construction-in-progress at March 31, 2008 includes approximately $7,364 related to the construction of the new facility in China.

5. ACQUISITIONS, GOODWILL IMPAIRMENT TESTING, AND ACQUIRED INTANGIBLES

Acquisitions:  As part of its growth strategy, the Company made fourteen acquisitions since June 2004 with total purchase price exceeding $167,000, of which two acquisitions were made during each year ended March 31, 2009 and 2008.  All of these acquisitions have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s consolidated financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors, including the future earnings and cash flow potential of these businesses, and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the process by which the Company acquired the business, and the complementary strategic fit and resulting synergies these businesses bring to existing operations.

Goodwill balances presented in the consolidated balance sheets of foreign acquisitions are translated at the exchange rate in effect at each balance sheet date; however, opening balance sheets used to calculate goodwill and acquired intangible assets are based on purchase date exchange rates, except for earn-out payments, which are recorded at the exchange rates in effect on the date the earn-out is accrued.  The following table shows the roll-forward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for 2008 and 2009:

Balance April 1, 2007	$77,397
Attributable to acquisitions	13,790
Effect of foreign currency translation	4,523
Balance March 31, 2008	$95,710
Attributable to 2008 acquisitions	(657)
Attributable to 2009 acquisitions	5,175
Effect of foreign currency translation	(1,052)
Balance March 31, 2009	$99,176

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

Intersema:  Effective December 28, 2007, the Company completed the acquisition of all of the capital stock of Intersema Microsystems S.A. (“Intersema”), a sensor company headquartered in Bevaix, Switzerland, for $40,160 ($31,249 in cash at closing, $8,708 in unsecured Promissory Notes (“Intersema Notes”), and $203 in acquisition costs). The Intersema Notes bear interest of 4.5% per annum and are payable in four equal annual installments beginning December 28, 2008. The selling shareholders have the potential to receive up to an additional $18,946 based on December 31, 2008 exchange rates or 20,000 Swiss francs tied to calendar 2009 earnings growth objectives, and if the contingencies are resolved and meet established conditions, these amounts will be recorded as an additional element of the cost of the acquisition. The resolution of these contingencies is not determinable at this time, and accordingly, the Company’s purchase price allocation for Intersema is subject to earn-out payments.  Intersema is a designer and manufacturer of pressure sensors and modules with low pressure, harsh media and ultra-small package configurations for use in barometric and sub-sea depth measurement markets. The transaction was financed with borrowings under the Company’s Amended Credit Facility (See Note 8).   The Company’s final purchase price allocation, except for earn-out contingencies, related to the Intersema acquisition is as follows:

Assets:
Cash	$10,542
Accounts receivable	1,162
Inventory	3,770
Other assets	619
Property and equipment	1,811
Acquired intangible assets	13,773
Goodwill	13,851
45,528

Liabilities:
Accounts payable	(832)
Accrued expenses	(1,119)
Deferred income taxes	(3,417)
(5,368)
Total Purchase Price	$40,160

During the quarter ended December 31, 2008, the Company recorded an adjustment for $500 to increase inventory balances relating to the Intersema acquisition.  Since purchase accounting for Intersema was finalized and the aforementioned adjustment related directly to the inventory values assigned with purchase accounting, in accordance with SFAS No. 141, Business Combinations, such adjustment was not recorded as a reduction of goodwill, but rather directly to income.  The adjustments resulted in an increase in net income of approximately $372 (net of income taxes) or $0.03 per diluted share.  The adjustment was identified as part of the integration of Intersema into the Company’s information reporting system.  The Company has determined that this adjustment is not material under the guidelines of Staff Accounting Bulletin (“SAB”) Topic No. 108, “Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which requires the Company to evaluate the adjustment from a quantitative perspective using both the rollover and iron curtain methods, as well as to consider qualitative factors.

Atexis:  On January 30, 2009, the Company consummated the acquisition of all of the capital stock of RIT SARL (“Atexis”), a sensor company headquartered in Fontenay, France, for €4,096.  The total purchase price in U.S. dollars based on the January 30, 2009 exchange rate was approximately $5,359 ($5,152 in cash at close, and $207 in acquisition costs). The selling shareholders have the potential to receive up to an additional €2,000 tied to 2009 and 2010 sales growth objectives, and if the contingencies are resolved and established conditions are met, these amounts will be recorded as an additional element of the cost of the acquisition.  The resolution of these contingencies is not determinable at this time, and accordingly, the Company’s purchase price allocation for Atexis is subject to earn-out payments.  Atexis designs and manufactures temperature sensors and probes utilizing NTC, Platinum (Pt) and thermo-couples technologies through wholly-owned subsidiaries in France and China.  The transaction was partially financed with borrowings under the Company’s Amended Credit Facility (See Note 8).   The Company’s preliminary purchase price allocation related to the Atexis acquisition is as follows:

Assets:
Cash	$110
Accounts receivable	2,268
Inventory	2,628
Other assets	284
Property and equipment	1,619
Acquired intangible assets	1,380
Goodwill	1,452
9,741

Liabilities:
Accounts payable	(1,384)
Accrued expenses and other liabilities	(2,241)
Deferred income taxes	(757)
(4,382)
Total Purchase Price	$5,359

FGP:  On January 30, 2009, the Company consummated the acquisition of all of the capital stock of FGP Instrumentation, GS Sensors and ALS (collectively “FGP”), sensor companies located in Les Clayes-sous-Bois and Druex, France for €6,112.  The total purchase price in U.S. dollars based on the January 30, 2009 exchange rate was approximately $7,998 ($4,711 in cash at close, discharge of certain liabilities totaling $3,059 and $228 in acquisition costs). The selling shareholders have the potential to receive up to an additional €1,400 tied to 2009 sales growth objectives, and if the contingencies are resolved and meet established conditions, these amounts will be recorded as an additional element of the cost of the acquisition.  The resolution of these contingencies is not determinable at this time, and accordingly, the Company’s purchase price allocation for FGP is subject to earn-out payments.  FGP is a designer and manufacturer of custom force, pressure and vibration sensors for aerospace and test and measurement markets.  The transaction was partially financed with borrowings under the Company’s Amended Credit Facility (See Note 8).   The Company’s preliminary purchase price allocation related to the FGP acquisition is as follows:

Assets:
Cash	$980
Accounts receivable	1,678
Inventory	1,807
Other assets	85
Property and equipment	789
Deferred income taxes	351
Acquired intangible assets	1,900
Goodwill	3,723
11,313

Liabilities:
Accounts payable	(1,100)
Accrued expenses and other liabilities	(1,472)
Deferred income taxes	(743)
(3,315)
Total Purchase Price	$7,998

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

We perform our goodwill impairment analysis at one level below the operating segment level, as defined in SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).  The Company has one operating and reporting segment, a sensor business, under the guidelines established with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”).  The goodwill impairment analysis under the requirements of SFAS No. 142 is performed at the reporting unit level.  A reporting unit is the same as, or one level below, an operating segment as defined in SFAS No. 131.  The Company’s reporting unit for the purposes of the goodwill impairment analysis is the Company’s sensor business.

During the quarter ended December 31, 2008, the Company began to realign its operating structure to facilitate better focus on cross-selling of the differing sensor products, as well as to address current business conditions and other changes within management, which resulted in one operating segment.   The Company concluded that it has one reporting unit, which is the Company’s sensor business.  Management continually assesses the Company’s operating structure, and this structure could be modified further based on future circumstances and business conditions.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. To derive the fair value of our reporting unit, the Company performed various valuation analyses primarily utilizing the income or discounted cash flow approach, as well as the market approach.  Under the market-based approach, we derived the fair value of our reporting unit based on earning multiples of comparable publicly-traded peer companies. Under the income approach, we determined fair value based on estimated future cash flows discounted by an estimated weighted average cost of capital of approximately 12.73%, which is considered the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. Although our cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the expected future cash flows attributable to our business.  While we believe the fair values we have estimated are reasonable, actual performance in the short-term and long-term could be materially different from our forecasts, which could impact future estimates of fair value of our reporting units and may result in impairment of goodwill in future periods.

The Company’s market capitalization was not considered to be a true indicator of the fair value of the Company, because the global economic downturn and concurrent disruption in the liquidity of markets have led to extremely high volatility in the equity markets and a distortion in the measurement of the fair value of equity securities generally, and to the Company’s stock price specifically.  The Company’s stock is thinly traded, which causes the stock price to experience disproportionate sensitivity to the volatile markets.  The Company’s market capitalization was $59,200 based on the closing stock price on March 31, 2009; however, it ranged from a low of approximately $34,000 in the 45 days before fiscal year end to a high of approximately $106,900 in the 45 days after fiscal year end. As a reasonableness test, the aggregate fair value of the Company’s reporting unit based on the discounted cash flow approach is reconciled to the Company’s fair value based on the market-based approach using an earnings multiple.  As of March 31, 2009, the fair value of the Company’s reporting unit under the discounted cash flow approach was estimated to be $202,000, and the fair value under the multiple earnings approach was estimated to be $288,000.  The 52-week and first quarter of 2009 average enterprise value paid for transactions in the peer industry group classified by Mergerstat as Instruments and Photographic Equipment indicated earnings multiple of 9.9 and 8.2 times, respectively.

Based on our assessment at March 31, 2009, there was no impairment of goodwill.

Acquired Intangibles:  In connection with all acquisitions, the Company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade-names, order backlogs and covenants-not-to-compete. The gross amounts and accumulated amortization, along with the range of amortizable lives, are as follows:

		March 31, 2009			March 31, 2008
	Weighted- Average Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	9	$27,627	$(8,794)	$18,833	$28,387	$(5,950)	$22,437
Patents	16	3,984	(895)	3,089	4,391	(714)	3,677
Tradenames	3	2,000	(1,478)	522	1,895	(998)	897
Backlog	1	2,732	(2,556)	176	2,653	(2,067)	586
Covenants-not-to-compete	3	1,008	(932)	76	970	(910)	60
Proprietary technology	13	5,763	(981)	4,782	4,756	(647)	4,109
		$43,114	$(15,636)	$27,478	$43,052	$(11,286)	$31,766

Amortization expense for the year ended March 31, 2009, 2008 and 2007 was $5,609, $3,610 and $4,464, respectively.  In addition to the intangible assets acquired with FGP and Atexis, the Company also purchased $400 in proprietary technology intangible assets in 2009.  Estimated annual amortization expense is as follows:

Amortization
Year	Expense
2010	$4,980
2011	4,328
2012	3,858
2013	3,325
2014	2,532
Thereafter	8,455
$27,478

Pro forma Financial Data (Unaudited):  The following represents the Company’s pro forma consolidated results of continuing operations for the years ended March 31, 2009 and 2008, based on final purchase accounting information assuming the Visyx and Intersema acquisitions occurred as of April 1, 2007, and preliminary purchase accounting information assuming Atexis and FGP acquisitions occurred as of April 1, 2007, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had all the acquired companies been operated as part of the Company since April 1, 2007.

	For the years ended March 31,
	2009	2008
Net sales	$223,961	$263,270

Income from continuing operations	$5,488	$15,677

Income from continuing operations per common share:
Basic	$0.38	$1.09
Diluted	$0.38	$1.08

6. DISCONTINUED OPERATIONS AND GAIN ON SALE OF ASSETS:

CONSUMER PRODUCTS SEGMENT: Effective December 1, 2005, the Company completed the sale of the Consumer Products segment to Fervent Group Limited (FGL), whereby the Company sold its Consumer Products segment, including its Cayman Island subsidiary, Measurement Limited (‘ML Cayman’). FGL is a company controlled by the owners of River Display Limited (RDL), the Company’s long time partner and primary supplier of consumer products in Shenzhen, China. Under the terms of the agreement, the Company sold to FGL the Company’s Consumer Division for $8,500 in cash and a two-year $4,000 non-interest bearing promissory note receivable from FGL. The Company recorded the promissory note receivable net of imputed interest of 5% at $3,800. In addition, the Company could have earned an additional $5,000 if certain performance criteria (sales and margin targets) were met within the first year. The Company recorded $2,156 of the earn-out in 2007, because a portion of the earn-out targets were met. This amount is net of imputed interest, payable over eight quarters, reported in the 2007 consolidated statement of operations as the gain on disposition of discontinued operations, and the related receivable is included in the consolidated balance sheet as a promissory note receivable. At March 31, 2009 and 2008, the promissory notes receivable related to the sale and earn-out of the Consumer business totaled $283 and $809, respectively.

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

Income from discontinued operations for the year ended March 31, 2007 was $121, and represented interest income earned on the promissory notes receivable partially offset by certain residual amounts as the business was unwound. For the years ended March 31, 2009 and 2008, imputed interest income related to the promissory note receivable totaled $20 and $112, respectively, which is included in interest expense, net from continuing operations.

7. FINANCIAL INSTRUMENTS:

Fair Value of Financial Instruments

The Company adopted SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Additionally, the Company elected the partial adoption of SFAS No. 157 under the provisions of Financial Accounting Standards Board Staff Position FAS No. 157-2, which amends SFAS No. 157 to allow an entity to delay the application of this statement until fiscal 2010 for certain non-financial assets and liabilities.  The adoption of SFAS No. 157 did not have a material impact on the condensed consolidated financial statements.

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset and liability.  As a basis for considering such assumptions, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities;

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and

Level 3 - Unobservable inputs in which there is little or no market data which require the reporting entity to develop its own assumptions.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

For cash and cash equivalents, accounts receivable, notes receivable and other receivables, prepaid and other assets (current and long-term), accounts payable, accrued expenses other liabilities (non-derivatives, current and long-term), and foreign currency contracts, the carrying amounts approximate fair value because of the short maturity of these instruments or amounts have already been recorded at approximate fair value.  As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The fair value of the Company’s cash and cash equivalents and restricted investments was determined using Level 1 measurements in the fair value hierarchy.  The fair value of the Company’s foreign currency contracts was based on Level 2 measurements in the fair value hierarchy.  The fair value of the foreign currency contracts is based on forward exchange rates relative to current exchange rates which were obtained from independent financial institutions reflecting market quotes.

For promissory notes payable, deferred acquisition payments and capital lease obligation, the fair value is determined as the present value of expected future cash flows discounted at the current interest rate, which approximates rates currently offered by lending institutions for loans of similar terms to companies with comparable credit risk.  These are considered Level 2 inputs.

For long-term debt and the revolver, the fair value of the Company’s long-term debt is estimated by discounting future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders.  These are considered Level 2 inputs.  The fair value of long-term debt and revolver approximates carrying value due to the variable interest nature of the debt.

Derivative Instruments and Risk Management

The Company is exposed to market risks from changes in interest rates, commodities, credit and foreign currency exchange rates, which could impact its results of operations and financial condition. The Company attempts to address its exposure to these risks through its normal operating and financing activities. In addition, the Company’s broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating earnings as a whole.

Interest Rate Risk:  Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility and term loan accrue at a rate based on either a LIBOR rate plus a LIBOR margin or at an Indexed (prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at our election. Our results will be adversely affected by any increase in interest rates. We do not currently hedge this interest rate exposure.

Commodity Risk:  The Company uses a wide range of commodities in our products, including steel, non-ferrous metals and petroleum based products, as well as other commodities required for the manufacture of our sensor products.  Changes in the pricing of commodities directly affect our results of operations and financial condition.  We attempt to pass increases in commodity costs to our customers, and we do not currently hedge such commodity exposures.

Credit Risk:  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and temporary investments, foreign currency forward contracts when in an asset position and trade accounts receivable. The Company is exposed to credit losses in the event of nonperformance by counter parties to its financial instruments. The Company places cash and temporary investments with various high-quality financial institutions throughout the world, and exposure is limited at any one institution. Although the Company does not obtain collateral or other security to secure these obligations, it does periodically monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. In addition, concentrations of credit risk arising from trade accounts receivable are limited due to the diversity of the Company’s customers. The Company performs ongoing credit evaluations of its customers’ financial conditions and the Company does not obtain collateral, credit insurance or other security.  Notwithstanding these efforts, the current distress in the global economy may increase the difficulty in collecting accounts receivable.

Foreign Currency Exchange Rate Risk:  Foreign currency exchange rate risk arises from the Company’s investments in subsidiaries owned and operated in foreign countries, as well as from transactions with customers in countries outside the U.S. and transactions denominated in currencies other than the applicable functional currency.

The effect of a change in currency exchange rates on the Company’s net investment in international subsidiaries is reflected in the “accumulated other comprehensive income” component of stockholders’ equity.  The Company does not hedge the Company’s net investment in subsidiaries owned and operated in countries outside the U.S.

Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing sites throughout the world and a large portion of its sales are generated in foreign currencies. A substantial portion of our revenues are priced in U.S. dollars, and most of our costs and expenses are priced in U.S. dollars, with the remaining priced in Chinese renminbi, Euros, Swiss francs and Japanese yen. Sales by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the U.S. dollar compared with that of our foreign customers’ currencies. Refer to Note 16, Segment Information and Note 17, Concentrations, for details concerning annual net sales invoiced from our facilities within the U.S. and outside of the U.S. and as a percentage of total net sales for the last three years, as well as net assets and the related functional currencies.  Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s consolidated financial statements.

The renminbi has appreciated by 2.5%, 9.0% and 4.0%, during 2009, 2008 and 2007, respectively. The Chinese government no longer pegs the renminbi to the US dollar, but established a currency policy letting the renminbi trade in a narrow band against a basket of currencies. The Company has more expenses in renminbi than sales (i.e., short renminbi position), and as such, when the U.S. dollar weakens relative to the renminbi, our operating profits decrease. We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

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

The Company has a number of foreign currency exchange contracts in Europe and Asia in an attempt to hedge the Company’s exposure to the Euro and RMB. The Euro/U.S. dollar, RMB/U.S. dollar and Japanese Yen/Euro currency contracts have gross notional amounts totaling $3,375, $10,000, and $1,365, respectively, with exercise dates through August 31, 2009 at an average exchange rate of $1.36 (Euro to U.S. dollar conversion rate), $0.148 (RMB to U.S. dollar conversion rate) and 116 Yen (Euro to Japanese Yen). Since these derivatives are not designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, changes in their fair value are recorded in earnings, not in other comprehensive income. The fair value of our RMB currency contracts and our results of operations will be adversely affected by a decrease in value of the RMB relative to the U.S. dollar.

To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

Fair values of derivative instruments not designated as hedging instruments under SFAS No. 133:

	March 31,
	2009	2008	Balance sheet location
Financial position:
Foreign currency exchange contracts - Euro/U.S. dollar	$105	$—	Other assets
Foreign currency exchange contracts - RMB	$(143)	$—	Other liabilities
Foreign currency exchange contracts - Japanese Yen	$115	$—	Other assets

The effect of derivative instruments not designated as hedging instruments on the statements of operations and cash flows for the years ended March 31, 2009, 2008 and 2007:

	Year ended March 31,
	2009	2008	2007	Location of gain or loss recognized in income
Results of operations:
Foreign currency exchange contracts - Euro/U.S. dollar	$(885)	$(578)	$(141)	Foreign currency exchange loss (gain)
Foreign currency exchange contracts - RMB	170	—	—	Foreign currency exchange loss (gain)
Foreign currency exchange contracts - Japanese Yen	(115)	—	—	Foreign currency exchange loss (gain)
Total	$(830)	$(578)	$(141)
Cash flows from operating activities: Source (Use)
Foreign currency exchange contracts - Euro/U.S. dollar	$781	$578	$141	Other assets
Foreign currency exchange contracts - RMB	(27)	—	—	Other liabilities
Total	$754	$578	$141

8. LONG-TERM DEBT:

LONG-TERM DEBT

To support the financing of the acquisitions of YSI Temperature and BetaTHERM (See Note 5), effective April 1, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended and Restated Credit Facility”) with General Electric Capital Corporation (“GE”) as agent which, among other things, increased the Company’s existing credit facility from $35,000 to $75,000, consisting of a $55,000 revolving credit facility and a $20,000 term loan, and lowered the applicable London Inter-bank Offered Rate (“LIBOR”) or Index Margin from 4.50% and 2.75%, respectively, to LIBOR and Index Margins of 2.75% and 1.0%, respectively. To support the financing of the acquisition of Intersema (See Note 5), the Company entered into an Amended Credit Agreement (“Amended Credit Facility”) with four banks, with GE as agent, effective December 10, 2007 which, among other things, increased the Company’s existing revolving credit facility from $55,000 to $121,000 and lowered the applicable LIBOR or Index Margin from 2.75% and 1.0%, respectively, to LIBOR and Index Margins of 2.00% and 0.25%, respectively. Interest accrues on the principal amount of the borrowings at a rate based on either LIBOR plus a LIBOR margin, or at the election of the borrower, at an Index Rate (prime based rate) plus an Index Margin. The applicable margins may be adjusted quarterly based on a change in specified financial ratios. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, repurchase of Company common stock, financial guarantees, annual capital expenditures, and other related items. The availability of the revolving credit facility is not based on any borrowing base requirements, but borrowings are limited by certain financial covenants. The term portion of the Amended Credit Facility totaled $14,000 and $16,000 at March 31, 2009 and 2008, respectively.  The term loan portion of our credit facility was not changed with the Amended Credit Facility. The term loan is payable in $500 quarterly installments plus interest through March 1, 2011, with a final term payment of $10,500 and the revolver payable on April 3, 2011. The Company has provided a security interest in substantially all of the Company’s U.S. based assets as collateral for the Amended Credit Facility.

As of March 31, 2009, the Company utilized the LIBOR based rate for the term loan and the LIBOR based rate for $54,402 of the revolving credit facility under the Amended Credit Facility. The weighted average interest rate applicable to borrowings under the revolving credit facility was approximately 3.20% at March 31, 2009. As of March 31, 2009, the outstanding borrowings on the revolving credit facility, which is classified as long-term debt, were $71,407, and the Company had an additional $18,593 available under the revolving credit facility. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change.  At March 31, 2009, the Company could borrow an additional $18,593. Commitment fees on the unused balance were equal to 0.375% per annum of the average amount of unused balances. Financing fees associated with amendments are deferred as other assets and are amortized over the term of the debt.

On April 27, 2009, the Company entered into an amendment to the credit agreement with our lenders whereby the Company proactively negotiated a reduction of our debt covenant requirements, as a result of the decline in our sales and profitability resulting from the impact of the global recession.  The amendment provides the Company with additional flexibility under its minimum EBITDA covenant, total leverage ratio covenant, fixed charge ratio covenant and maximum capital expenditure covenant included in its senior credit facility. Under the terms of the amendment, the principal amount available under the Company’s revolver has been reduced from $121,000 to $90,000. The Amendment increased the interest rate by between 1.50% and 2.25%, with increases in the Index Margin and LIBOR Margin, which vary based on the Company’s debt to EBITDA leverage ratio, and also increased the commitment fee on the unused balance to 0.5% per annum.  Pursuant to the Amendment, the Company is prohibited from consummating any business acquisitions without lender approval during the covenant relief period, which ends March 31, 2010.  Management believes the Company will be in compliance with the revised debt covenants, but there can be no assurance that these reductions will be sufficient if the recession is longer or worse than we expect.  The Company is presently in compliance with applicable financial covenants at March 31, 2009.

The Company’s debt covenant requirements for March 31, 2009 and the next four quarters are as follows:

	Amended Financial Covenant Requirements
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010
Minimum Proforma Earnings Before Income Taxes, Stock Option, Depreciation, and Amortization ("PEBITSDA")	$29,000	$21,400	$16,600	$19,100	$24,750

Minimum Adjusted Fixed Charge Coverage Ratio for the last twelve months	1.20	1.10	1.00	1.15	1.20

Maximum Adjusted Capital Expenditures for the last twelve months	$9,448	$7,829	$6,541	$7,978	$8,758

Maximum Adjusted Total Leverage Ratio	3.25	4.00	5.00	4.25	3.25

PEBITSDA is the Company’s earnings before income taxes, stock options, depreciation and amortization for last twelve months, in addition to the last twelve months of PEBITSDA for acquisitions.  Adjusted fixed charge coverage ratio is PEBITSDA less adjusted capital expenditures divided by fixed charges.  Fixed charges are the last twelve months of interest, taxes paid, and the last twelve months of payments of long-term debt, notes payable and capital leases.  Adjusted capital expenditures represent purchases of plant, property and equipment during the last twelve months.  Total leverage ratio is total debt less cash maintained in U.S. bank accounts which are subject to blocked account agreements with lenders divided by the last twelve months of PEBITSDA.  All of the aforementioned financial covenants are subject to various adjustments, many of which are detailed in the Amended Credit Agreement and subsequent amendments to the credit agreement previously filed with the Securities and Exchange Commission, as well as other adjustments approved by the lender.  These adjustments include such items as excluding capital expenditures associated with the new China facility from capital expenditures, and adjustments to PEBITSDA for certain items such litigation settlement costs, severance costs and other items considered non-recurring in nature.

Promissory Notes:  In connection with the acquisition of Intersema, the Company issued 20,000 Swiss franc unsecured promissory notes (“Intersema Notes”).  At March 31, 2009, the Intersema Note totaled $6,528, of which $2,176 was classified as current. The Intersema Notes are payable in four equal annual installments, the first of which was made in January 2009 and bear an interest rate of 4.5% per year.

Long-Term Debt and Promissory Notes:  Below is a summary of the long-term debt and promissory notes outstanding at March 31, 2009 and 2008:

	March 31,	March 31,
	2009	2008
Prime or LIBOR plus 2.00% or 0.25% five-year term loan with a final installment due on April 3, 2011	$14,000	$16,000

Governmental loans from French agencies at no interest and payable based on R&D expenditures	517	794

Term credit facility with six banks at an interest rate of 4% payable through 2010	608	1,079

Bonds issued at an interest rate of 3% payable through 2009	—	553

Term credit facility with two banks at interest rates of 3.9%-4.0% payable through 2009	—	40
	15,125	18,466
Less current portion of long-term debt	2,356	3,157
	$12,769	$15,309
4.5% promissory note payable in four equal annual installments through December 28, 2011	$6,528	$10,046
Less current portion of promissory notes payable	2,176	2,511
	$4,352	$7,535

The annual principal payments of long-term debt, promissory notes and revolver as of March 31, 2009 are as follows:

Year	Term	Other	Subtotal	Notes	Revolver	Total
2010	$2,000	$356	$2,356	$2,176	—	$4,532
2011	1,500	709	2,209	2,176	—	4,385
2012	10,500	43	10,543	2,176	71,407	84,126
2013	—	17	17	—	—	17
2014	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—
Total	$14,000	$1,125	$15,125	$6,528	$71,407	$93,060

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

The repurchase of the Company’s common stock is restricted by our credit agreement with GE not to exceed $1,000 each fiscal year and not to exceed $4,000 cumulatively.  We have not declared cash dividends on our common equity. Additionally, the payment of dividends is prohibited under our credit agreement with GE. We intend to retain earnings to support our growth strategy and we do not anticipate paying cash dividends in the foreseeable future.

Accumulated Other Comprehensive Income:

Accumulated other comprehensive income primarily consists of foreign currency translation adjustments. The largest portion of the cumulative translation adjustment relates to the Company’s European and Asian operations and reflects the changes in the Euro, RMB, Hong Kong dollar and Swiss franc exchange rates relative to the US dollar.  An immaterial amount of other comprehensive income relates to the defined benefit plan at Intersema.

10. BENEFIT PLANS:

Defined Contribution Plans:

The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. Substantially all of its U.S. employees are eligible to participate after completing three months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions. The Company recorded no expense under the plan for the fiscal year ended March 31, 2009, and an expense of $572, and $579 under the plan for the fiscal years ended March 31, 2008 and 2007, respectively.

Defined Benefit Plans:

The Company’s European operations maintain certain supplemental defined benefit plans for substantially all of its employees. The gross amount of the future benefit to be paid for pension and retirement will be fully covered through a specific contract subscribed through an insurance company. Annual payments for this obligation total approximately $32.

With the acquisition of Intersema, the Company acquired a defined benefit pension plan.  At March 31, 2009 and 2008, the fair value of the plan assets was $3,422 and $3,687, respectively, and the benefit obligation was $3,342 and $3,541, respectively. Overall, remaining amounts and related disclosures for the pension plan are immaterial to the consolidated financial statements.

Employee Stock Purchase Plan:

In September 2006, the Company established The Measurement Specialties, Inc. 2006 Employee Stock Purchase Plan (“ESPP”) under Section 423 of the Internal Revenue Code to provide employees of the Company and certain of its subsidiaries with an opportunity to purchase shares of the Company’s common stock through accumulated payroll deductions. The purchase price for shares of the Company’s common stock under the ESPP is 95% of the lower of the closing value of the Company’s common stock on the first or last trading day of an offering period. In accordance with Statement of Position (“SOP”) 93-6, Employers’ Accounting for Employee Stock Ownership Plans, shares held by the ESPP are considered outstanding upon the commitment date for issuance for purposes of calculating diluted net income per common share. The Company issued 7,470 shares as part of the offering period ending March 31, 2009, and accordingly, these shares were considered outstanding as of March 31, 2009 in the calculation of diluted net income per common share. During fiscal 2008 and 2007, the Company issued 2,675 and 2,734 shares, respectively, as part of the offering period ending March 31, 2008 and 2007, and accordingly, these shares were considered outstanding as of March 31, 2008 and 2007 in the calculation of diluted net income per common share.

11. RELATED PARTY TRANSACTIONS:

With the purchase of YSI Temperature, the Company acquired a 50 percent ownership interest in Nikisso-THERM (“NT”), a joint venture in Japan. This joint venture is included in the consolidated financial statements of the Company. At March 31, 2009 and 2008, NT had amounts due from Nikisso of $1,824 and $2,155, respectively.

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

Under the terms of the Employment Agreement, Mr. Guidone will continue to serve as the Chief Executive Officer of the Company at an annual base salary of $450, which was subsequently reduced to $400 during the third quarter of fiscal 2009 as part of the Company’s efforts to cut costs to address the impact of the global economic recession. Pursuant to the terms of the Employment Agreement dated March 30, 2006, Mr. Guidone received an option to purchase 300,000 shares of the Company’s common stock at an exercise price per share equal to the fair market value of a share of the Company’s common stock on March 30, 2006 (the “Options”). The Options were granted pursuant to the Company’s 2006 Stock Option Plan. In addition, Mr. Guidone received a prepaid bonus in the amount of $50 in connection with the execution of the Employment Agreement. This prepaid bonus was credited against the aggregate of any bonus amounts payable to the CEO in fiscal 2007. Mr. Guidone shall also be eligible to receive an annual bonus pursuant to the Company’s Bonus Plan, payable in accordance with the terms thereof, based upon annual performance criteria and goals established by the Compensation Committee of the Board of Directors of the Company.

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

12. INCOME TAXES:

Income from continuing operations before minority interest and income taxes for the year ended March 31, 2009, 2008 and 2007 consists of the following:

	2009	2008	2007

Domestic	$(2,367)	$5,146	$(2,515)
Foreign	12,270	17,661	18,123
Income before income taxes and minority interest	9,903	22,807	15,608
Minority interest	388	364	524
Income before income taxes	$9,515	$22,443	$15,084

Income tax expense from continuing operations consists of the following:

		2009	2008	2007
Current
	Federal	$—	$44	$64
	Foreign	3,435	2,651	3,492
	State	33	(1)	144
	Total	$3,468	$2,694	$3,700

Deferred
	Federal	(723)	2,459	233
	Foreign	1,575	622	(776)
	State	(84)	226	(30)
	Total	768	3,307	(573)
		$4,236	$6,001	$3,127

Differences between the federal statutory income tax rate and the effective tax rates using income before income taxes and after minority interest are as follows:

	2009	2008	2007
Statutory tax rate	35.0%	35.0%	35.0%
Return to provision adjustment	-1.1%	-0.8%	0.6%
Effect of foreign taxes	-10.6%	-13.3%	-21.6%
State taxes	-0.5%	0.8%	0.8%
Valuation allowance	29.8%	0.7%	0.5%
Stock options	4.4%	2.4%	4.9%
US tax on foreign income	2.6%	2.2%	2.7%
Tax Credits	-11.2%	-2.3%	-3.3%
Rate changes	0.0%	3.9%	-0.5%
Tax exempt income	-2.1%	0.0%	0.0%
Other	-1.8%	-1.9%	1.6%
	44.5%	26.7%	20.7%

Differences between the Federal statutory rate and the effective tax rate have historically related mainly to reduced rates applied to pre-tax income generated by the Company’s foreign subsidiaries; however, during fiscal 2009, there was an additional significant difference due to the valuation allowance recorded for certain deferred tax assets principally at our German subsidiary. The Company considers undistributed earnings of its foreign subsidiaries to be indefinitely reinvested outside of the U.S. and, accordingly, no U.S. deferred taxes have been recorded with respect to such earnings. Should the earnings be remitted as dividends, the Company may be subject to additional U.S. taxes net of allowable foreign tax credits. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings. The larger permanent items in 2009 and 2008 include incentive stock options, tax credits, deemed foreign dividend income, as well as meals and entertainment. Included in the effect of foreign taxes is a reversal of a foreign income tax payable in 2008, which resulted in a reduction of income tax expense of $597. The income tax payable related to a foreign tax accrual from at least 2001, which had been previously considered a liability; however, based on recently discovered documentation, it was determined that the Company was not liable for the amounts previously accrued. The larger permanent items in 2007 include incentive stock options, deemed foreign dividend income and non-deductible foreign currency translation items, as well as meals and entertainment.

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

Prior to fiscal 2008, the Company had received on an annual basis over the past 9 years certain tax reductions from the tax authorities in China, as the Company qualified as a high-technology and export business enterprise. This special tax status provided the Company, among other things, reductions in statutory national and local tax rates in China from approximately 15% to approximately 10%. These reduced tax rates have resulted in tax reductions of approximately $416, or $0.03 per share, and $642, or $0.04 per share for fiscal years ended March 31, 2008, and 2007, respectively. Effective January 1, 2008, the statutory tax rate for 2008 increased to 18% under the new China Enterprise Income Tax Law and the rate subsequently increased to 20% January 1, 2009. The new law establishes a common 25% rate which applies to both domestic and foreign enterprises and is being phased in over a five-year period

The new China tax law includes provisions for high technology enterprises to qualify for a reduced rate of 15%. To qualify for this reduced rate the Company must meet various criteria in regard to its operation related to its sales, research and development activity, and intellectual property rights. Specifics of the criteria have been released over the past year and the Company’s initial application for high technology enterprise was not approved. The Company is monitoring information related to the qualification criteria and intends to seek to qualify again for the reduced tax rate. However, there is no assurance that the Company will qualify based on all the information available relating to the new tax law. Accordingly, the Company recorded China tax at the higher rate of 20% on current tax expense and 20% to 25% on net deferred tax assets. In fiscal 2008, approximately $191 non-cash income tax credit relates to the revaluation of the net deferred tax assets in China resulting from increase in income tax rates, which was partially offset by an increase of $102 in income tax expense for withholding taxes on undistributed earnings.

The Hong Kong statutory corporate tax rate applicable to the Company's Hong Kong Subsidiary’s earnings are taxed is 16.5%. The statutory tax rates for the Company's subsidiaries in France and Germany are approximately 33.0% and 32.0%, respectively. The statutory tax rates in Ireland are 12.5% for trade operating income and 25% for passive income such as interest. The statutory rate for Switzerland is approximately 22.0%.

The Company’s Swiss subsidiary had a reduced tax rate of 8.5% through December 31 2008, as a result of being granted a tax holiday by the Swiss tax authority. These reduced tax rates have resulted in tax reductions of approximately $95 or $0.01 per share for fiscal year ended March 31, 2009 and they were in a loss position for fiscal year ended March 31, 2008.  Presently, the Company is working with the local Swiss economic development authority to obtain a reduced tax rate after this tax holiday expires. However, there can be no assurance that a reduced tax rate in this jurisdiction will be granted.

The significant components of the net deferred tax assets at March 31, 2009 and 2008 consist of the following:

	2009	2008
Current deferred tax assets:
Net operating loss caryforwards	$—	$2,834
Accounts receivable allowance for doubtful accounts	176	62
Inventory	974	705
Accrued expenses	634	745
Other	376	584
Total current deferred tax assets	2,160	4,930

Current deferred tax liabilities:
Basis differences in acquired intangible assets	—	(484)
Other	(93)	(147)
Total current deferred tax liabilities	(93)	(631)

Net current deferred tax assets	$2,067	$4,299

Long-term deferred tax assets:
AMT and other credit carry-forwards	$2,131	$219
Warranty and other accrued expenses	350	246
Net operating loss carryforwards	11,024	8,091
Stock options	1,391	854
Other	850	19
Total long term asset	15,746	9,429
Valuation allowance	(3,048)	(167)
Net long-term deferred tax assets	12,698	9,262

Long-term deferred tax liability
Basis difference in property, plant and equipment	(1,111)	—
Basis difference in acquired intangible assets	(6,978)	(6,151)
Other	(1,624)	(1,342)
Total long-term deferred tax liabilities	(9,713)	(7,493)
Net long term deferred tax asset	2,985	1,769

Net deferred tax assets	$5,052	$6,068

The following are the net deferred tax assets and deferred tax liabilities by jurisdiction at March 31, 2009 and 2008:

	2009	2008

Current deferred tax assets:
Domestic	$1,392	$3,075
Europe	348	1,528
China and Hong Kong	420	327
Total	$2,160	$4,930

Non-current deferred tax assets:
Domestic	$8,676	$5,725
Europe	3,590	3,149
China and Hong Kong	432	388
Total	12,698	9,262
Total deferred tax assets	$14,858	$14,192

Current deferred tax liabilities:
Domestic	$—	$(44)
Europe	(93)	(587)
Total current deferred tax liabilities	$(93)	$(631)

Non-current deferred tax liabilities:
Domestic	$(2,427)	$(2,010)
Europe	(6,936)	(5,380)
China and Hong Kong	(350)	(103)
Total non-current deferred tax liabilities	(9,713)	(7,493)
Total deferred tax liabilities	(9,806)	(8,124)
Net deferred tax assets	$5,052	$6,068

The Company has a valuation allowance for certain deferred tax assets associated with net operating loss carry-forwards (“NOLs”). The Company recorded during fiscal 2009 a valuation allowance of approximately $2,881 for certain deferred tax assets. These valuation allowances recorded for Germany, Hong Kong, and the U.S. were $2,794, $34 and $53, respectively.  These non-cash charges to income tax expense reduced our net income by $2,881 or approximately $0.20 per diluted share.   Accounting guidance for such valuation allowances is strictly based on the evaluation of positive and negative evidence which can be objectively verified as to whether it is more likely than not the NOLs will be utilized, and if positive evidence does not outweigh negative evidence, a valuation allowance is required.  At March 31, 2009, our German subsidiary had cumulative losses over the past three years, primarily due to the decrease in profitability during the second half of fiscal 2009 as a result of the global recession.  The negative evidence of three years of cumulative losses was considered to outweigh the positive evidence that the net operating losses were not subject to expiration, because the long-term prospects of future profitability were not considered objectively verifiable.  We expect our German subsidiary to return to profitability in a future period.  We will continue to assess on all available positive and negative evidence to determine if a valuation allowance is required. At March 31, 2009 and 2008, a cumulative valuation allowance of $108 relating to the Hong Kong subsidiary was recognized because the Company does not project utilizing the existing deferred tax asset. The Company does not have a valuation allowance for other remaining deferred tax assets, including the U.S. net operating losses. The analysis of positive evidence which could be objectively verified outweighs any negative evidence supporting the conclusion that an overall valuation allowance is not required for the other remaining deferred tax assets. Current and expected taxable income of the Company supports that an additional valuation allowance is not needed and it is more likely than not that the results of future operations will generate sufficient taxable income to realize the other remaining deferred tax assets.

The Company has U.S. federal and state net operating loss carry-forwards is approximately $17,556 and $16,493 at March 31, 2009 and 2008, respectively, which expire beginning in fiscal year 2022.  The Company has net operating loss carry-forwards in Germany of approximately $12,093, which are not subject to expiration, but has a full valuation allowance recorded. During the year ended March 31, 2009 and 2008, the Company realized $0 and $2,222, respectively, in benefits from the net operating loss carryforwards. The Company has a federal AMT tax credit carry-forward of approximately $232, which does not expire, and French R&D tax credits of $1,632 at March 31, 2009 not subject to expiration.  The French tax credits are recorded as a reduction to R&D operating expenses.

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

The following is a reconciliation of the total amounts of unrecognized tax benefits for the year ended March 31, 2009:

Unrecognized tax benefits, April 1, 2008	$424
Increases based on tax positions related to the current year	38
Increases for tax positions related to prior years	3
Lapse of statute of limitations	(238)
Unrecognized tax benefits, March 31, 2009	$227

The unrecognized tax benefits if recognized of $227 at March 31, 2009 would impact the effective tax rate.   The $238 reduction in the FIN 48 liability in the current year was recorded against goodwill as required under SFAS No. 141.

The Company recognizes interest and penalties related to unrecognized tax benefits. At March 31, 2009, the Company has a liability of $20 for penalties and $24 of interest. During 2009, the Company recognized no amounts for penalties and $3 for interest.  In 2008, no such amounts were recognized.  The interest related to unrecognized tax benefits is recorded in “Interest expense” and penalties related to tax matters is recorded in “Operating expenses.”

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company’s tax years for 2001 through 2008 are subject to examination by U.S. and foreign tax authorities. The additional tax years of 2003 through 2008 are subject to examination by China tax authorities.

Based on the expiration of the statute of limitations for specific jurisdictions, the related unrecognized tax benefit for positions previously taken may change in the next twelve months by approximately $170 recorded through goodwill.

13. EARNINGS PER SHARE INFORMATION:

Basic per share information is computed based on the weighted-average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, less the shares that may be repurchased with the funds received from their exercise. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations for the years ended March 31, 2009, 2008 and 2007, respectively:

	Net income (Numerator)	Weighted Average Shares in thousands (Denominator)	Per-Share Amount
March 31, 2009:
Basic per share information	$5,279	14,465	$0.36
Effect of dilutive securities	—	110	—
Diluted per-share information	$5,279	14,575	$0.36

March 31, 2008:
Basic per share information	$16,442	14,360	$1.14
Effect of dilutive securities	—	150	(0.01)
Diluted per-share information	$16,442	14,510	1.13

March 31, 2007:
Basic per share information	$14,234	14,156	$1.01
Effect of dilutive securities	—	267	(0.02)
Diluted per-share information	$14,234	14,423	$0.99

For the years ended March 31, 2009, 2008 and 2007, respectively, an aggregate of 1,943,142, 1,671,276, and 1,147,918 options, respectively, were excluded from the earnings per share calculation because their effect would be anti-dilutive.

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

On September 16, 2008, the Company’s shareholders approved a new stock-based compensation plan, the 2008 Equity Incentive Plan (the “2008 Plan”).  The 2008 Plan permits the granting of incentive stock options, non-qualified stock options, and restricted stock units.  Subject to certain adjustments, the maximum number of shares of common stock that may be issued under the 2008 Plan in connection with awards is 1,400,000 shares.  A total of 525,988 options to purchase shares were outstanding at March 31, 2009 under the 2008 Plan.  With the adoption of the 2008 Plan, no further options may be granted under the Company’s other option plans.

Options to purchase up to 1,000,000 shares of common stock were eligible to be granted under the Company’s 2006 Stock Option Plan (‘2006 Plan’).  A total of 970,542, 952,745 and 644,000 options to purchase shares were outstanding at March 31, 2009, 2008 and 2007, respectively, under the 2006 plan.

On July 28, 2003, the Board of Directors adopted the Measurement Specialties, Inc. 2003 Stock Option Plan (“2003 Plan”), which was approved by shareholders at the 2003 Annual Meeting on September 23, 2003. Options to purchase up to 1,000,000 common shares were eligible to be granted under the 2003 Plan, and as of March 31, 2009, 2008, and 2007 respectively, 744,420, 780,765, and 853,600 stock options were issued and outstanding under the 2003 Plan.

Options to purchase up to 1,500,000 shares of common stock were capable of being granted under the Company’s 1998 Stock Option Plan, (‘1998 Plan’) until its expiration on October 19, 2008.  A total of 256,112, 287,729, and 412,062 options to purchase shares were outstanding at March 31, 2009, 2008 and 2007, respectively under the 1998 Plan.

Stock-option awards are priced based on the closing price of the Company’s common stock on the award date, generally vest over three to five year requisite service periods using a graded vesting schedule or subject to performance targets established by the compensation committee, and expire no later than ten years from the date of grant. Options may, but need not, qualify as ‘incentive stock options’ under section 422 of the Internal Revenue Code. Tax benefits are recognized upon nonqualified exercises and disqualifying dispositions of shares acquired by qualified exercises. There were no changes in the exercise prices of outstanding options, through cancellation and re-issuance or otherwise, for 2009, 2008, or 2007. Shares issued under stock option plans are newly issued common stock.  The number of shares remaining for future issuance under equity compensation plans totaled 874,012, 145,195, and 407,165, as of March 31, 2009, 2008, and 2007, respectively.

A summary of stock options outstanding as of March 31, 2009 and changes during the twelve months then ended is presented below:

	Number of outstanding shares exercisable		Weighted-Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
March 31, 2008	2,021,239	834,790	22.69	20.90
Granted at market	571,897		5.73
Forfeited	(65,557)		20.82
Exercised	(30,517)		6.17
March 31, 2009	2,497,062	1,201,329	19.07	22.31

The aggregate intrinsic value of options outstanding at March 31, 2009, was $108 with a weighted-average remaining contractual life of 5.57 years and a weighted average exercise price of $19.07. Of these options outstanding, 1,201,329 were exercisable and 1,115,936 were expected to vest with aggregate intrinsic values of $108 and $0, respectively. The weighted-average contractual life of options exercisable and options expected to vest was 3.38 and 1.8 years, respectively. The weighted average exercise price of options exercisable and options expected to vest was $22.31 and $16.37, respectively. The following table provides information related to options exercised during the years ended March 31, 2009, 2008, and 2007:

	2009	2008	2007
Total intrinsic value	$323	$2,276	$4,316
Cash received upon exercise of options	276	1,664	1,865
Related tax benefit realized	10	260	1,276

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model (graded vesting schedule with traunche by traunche measurement and recognition of compensation cost) with the following weighted-average assumptions:

	2009	2008	2007
Dividend yield	—	—	—
Expected Volatility	47.6%	37.6%	38.9%
Risk-Free Interest Rate	1.6%	3.6%	4.9%
Expected term after vesting (in years)	2.0	2.0	2.0
Weighted-average grant-date fair value	$1.96	$8.26	$7.54

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

At March 31, 2009, there was $3,885 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 1.8 years. The unrecognized compensation cost above is not adjusted for estimated forfeitures. Including estimated forfeitures, at March 31, 2009, there was $2,797 of unrecognized compensation cost related to share-based payments.

15. COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases certain property and equipment under non-cancelable operating leases expiring on various dates through March 2056. The Company provided an unconditional guarantee up to a maximum amount of $1,000 under a property sub-lease if the sub-lessor defaults. Expenses for leases that include escalated lease payments are recorded on a straight-line basis over that base lease period, in accordance with SFAS No. 13. Rent expense, including real estate taxes, insurance and maintenance expenses associated with net operating leases approximates $4,915 for 2009, $4,396 for 2008, and $4,607 for 2007. At March 31, 2009, total minimum rent payments under leases with initial or remaining non-cancelable lease terms of more than one year were:

	Years ending March 31,
	2010	2011	2012	2013	2014	Thereafter
Minimum operating lease rent payments	$3,908	$2,860	$2,400	$2,376	$2,348	9,806

Minimum payments have not been reduced by minimum sublease rentals of $150 per year due in the future under non-cancelable subleases.

The Company is obligated under capital lease arrangements for certain equipment. At March 31, 2009 and 2008, the amount of equipment recorded in property and equipment under capital leases were $1,047 and $1,603, respectively.

Below is a schedule of future payments under capital leases:

	Years ending March 31,
	2010	2011	2012	2013	Total
Capital lease obligations	$797	198	48	$4	1,047

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

Robert L. DeWelt v. Measurement Specialties, Inc. et al., Civil Action No. 02-CV-3431 . On July 17, 2002, Robert DeWelt, the former acting Chief Financial Officer and former acting general manager of the Company’s Schaevitz Division, filed a lawsuit against the Company and certain of the Company’s officers and directors in the United States District Court of the District of New Jersey. Mr. DeWelt resigned on March 26, 2002 in disagreement with management’s decision not to restate certain of the Company’s financial statements. The lawsuit alleged a claim for constructive wrongful discharge and violations of the New Jersey Conscientious Employee Protection Act. Mr. DeWelt sought an unspecified amount of compensatory and punitive damages. The Company filed a Motion to Dismiss this case, which was denied on June 30, 2003. The Company answered the complaint and engaged in the discovery process. On December 1, 2006, the Company filed a motion for summary judgment seeking dismissal of all claims. The Court denied the motion, but pursuant to the election of remedies provision of the New Jersey Conscientious Employee Protection Act, two of the common law claims were waived by Mr. DeWelt and dismissed by the Court. The trial of this case was scheduled for June 2007. On June 1, 2007, Mr. DeWelt voluntarily dismissed his claim for breach of contract, intending to proceed to trial on only his claim under the New Jersey Conscientious Employee Protection Act.  However, the parties orally agreed to a settlement in the amount of $1,050 and the Court cancelled the trial.  The parties executed a settlement agreement to writing and filed a stipulation dismissing the lawsuit with prejudice once the agreement was signed and the settlement payment was issued. Accordingly, the Company accrued a liability for the DeWelt matter in the amount of $1,050 at March 31, 2007, which was paid during fiscal 2008.

Contingency:  Exports of technology necessary to develop and manufacture certain of our products are subject to U.S. export control laws, and we may be subject to adverse regulatory consequences, including government oversight of facilities and export transactions, monetary penalties and other sanctions for violations of these laws.  All exports of technology necessary to develop and manufacture our products are subject to U.S. export control laws. In certain instances, these regulations may prohibit us from developing or manufacturing certain of our products for specific end applications outside the United States. In late May 2009, the Company became aware that certain of its piezo products when designed or modified for use with or incorporation into a defense article are subject the International Traffic in Arms Regulations ("ITAR") administered by the United States Department of State.  Certain technical data relating to the design of the products may have been exported to China without authorization from the U.S. Department of State. As required by the ITAR, we are currently investigating the matter thoroughly. In addition, we have taken steps to mitigate the impact of potential violations, and we are in the process of strengthening our export-related controls and procedures. The U.S. Department of State encourages voluntary disclosures and generally affords parties mitigating credit under such circumstances. We nevertheless could be subject to continued investigation and potential regulatory consequences related to these possible violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and criminal penalties. At March 31, 2009, the Company has not accrued a liability for this matter.

Acquisition Earn-Outs and Contingent Payments:  In connection with the Visyx acquisition, the Company has a contingent payment obligation of approximately $2,000 based on the commercialization of certain sensors, and a sales performance based earn-out totaling $9,000. In connection with the Intersema acquisition, the Company has earnings performance based earn-out obligations totaling 20,000 Swiss francs.  In connection with the Atexis acquisition, the selling shareholders have the potential to receive up to an additional €2,000 tied to 2009 and 2010 sales growth objectives.  In connection with FGP acquisition, the selling shareholders have the potential to receive up to an additional €1,400 tied to 2009 sales growth objectives.  No amounts related of the above acquisition earn-outs were accrued at March 31, 2009 since the contingencies were not determinable or achieved.

16. SEGMENT INFORMATION:

The Company continues to have one reporting segment, a sensor business, under the guidelines established with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. For a description of the products and services of the Sensor business, see Note 1.  During the quarter ended December 31, 2008, the Company began to realign its operating structure to facilitate better focus on cross-selling of the differing sensor products, as well as to address current business conditions and other changes within management, which resulted in one operating segment.   Accordingly, the Company currently has one single reporting segment.  Management continually assesses the Company’s operating structure, and this structure could be modified further based on future circumstances and business conditions.

Geographic information, excluding discontinued operations, for revenues based on country from which invoiced, and long-lived assets based on country of location, which includes property, plant and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization follows:

	For the years ended March 31,
	2009	2008	2007
Net Sales:
United States	$93,647	$107,734	$106,476
France	28,110	28,021	21,576
Germany	15,375	19,323	15,587
Ireland	12,041	12,969	11,002
Switzerland	13,070	4,396	—
China	41,700	55,940	45,609
Total:	$203,943	$228,383	$200,250

Long Lived Assets:
United States	$7,754	$6,624	$5,969
France	7,860	6,808	5,194
Germany	2,253	2,817	1,865
Ireland	3,434	4,263	3,550
Switzerland	1,918	2,418	—
China	23,656	17,785	10,981
Total:	$46,875	$40,715	$27,559

17. CONCENTRATIONS:

Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing sites throughout the world and a large portion of its sales are generated in foreign currencies. A substantial portion of our revenues are priced in U.S. dollars, and most of our costs and expenses are priced in U.S. dollars, with the remaining priced in Chinese renminbi, Euros, Swiss francs and Japanese yen. Sales by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the United States dollar. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the U.S. dollar compared with that of our foreign customers’ currencies. The Company has generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s consolidated financial statements.

The following table details annual net sales invoiced from our facilities within the U.S. and outside of the U.S. and as a percentage of total net sales for the last three years, as well as net assets and the related functional currencies:

	For the years ended March 31,
	2009	2008	2007
Net sales:
U.S. facilities	$93,647	$107,734	$106,476
U.S. facilities % of sales	46%	47%	53%
Non-U.S. facilities	$110,296	$120,649	$93,774
Non-U.S. facilities % of sales	54%	53%	47%

Net assets:
U.S. dollar	$51,640	$49,082	$40,547
Chinese renminbi	22,419	17,306	23,810
Hong Kong dollar	61,588	63,827	40,981
Euro	18,273	19,562	12,285
Japanese yen	2,360	3,787	3,014
Swiss franc	996	2,225	—

The Company is exposed to credit losses in the event of nonperformance by counter parties to its financial instruments. The Company places cash with various major financial institutions in the United States, Europe, Hong Kong, and China. Cash held in foreign institutions amounted to $9,702 and $20,069 at March 31, 2009 and 2008, respectively. The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy. Our emphasis is primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. Measurement Specialties Sensor (China) Ltd. is subject to certain Chinese government regulations, including currency exchange controls, which limit cash dividends and loans to Measurement Specialties Sensor (Asia) Limited and Measurement Specialties, Inc.

Accounts receivable are primarily concentrated in the United States and Europe and the note receivable is concentrated in Hong Kong. At March 31, 2009 and 2008, accounts receivable in the United States totaled $14,879 and $19,109, respectively, and accounts receivable in Europe totaled $11,237 and $13,629, respectively. To limit credit risk, the Company evaluates the financial condition and trade payment experience of customers to whom credit is extended. The Company does not require customers to furnish collateral, though certain foreign customers furnish letters of credit.  In addition, concentrations of credit risk arising from trade accounts receivable are limited due to the diversity of the Company’s customers.  Notwithstanding these efforts, the current distress in the global economy may increase the difficulty in collecting accounts receivable.

The Company manufactures the substantial majority of its non-temperature sensor products in the Company’s factories located at owned premises in Shenzhen, China. Sensors are also manufactured at the Company’s United States leased facilities located in Virginia, and California and at three of the Company’s facilities in France, Germany and Switzerland. The Company manufactures a significant portion of the temperature sensors at leased facilities in Ohio, China and in Ireland. A larger portion of the Company’s temperature sensors are manufactured by Betacera Inc., a Taiwanese-based contract manufacturer in China. Additionally, most of the Company’s products contain key components, which are obtained from a limited number of sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond the Company’s control, including, political, economic and legal uncertainties resulting from the Company’s operations outside the U.S.

Our largest customer is Sensata, a large U.S. OEM automotive supplier, and accounted for approximately 14% of our net sales during fiscal 2009, 18% of our net sales during fiscal 2008, and approximately 15% of our net sales during fiscal 2007. At March 31, 2009, the trade receivable with our largest customer was approximately $6,021. No other customers accounted for more than 10% during the fiscal years ended March 31, 2009, 2008, and 2007.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Presented below is a schedule of selected quarterly operating results.

	First Quarter Ended June 30	Second Quarter Ended September 30	Third Quarter Ended December 31	Fourth Quarter Ended March 31
Year Ended March 31, 2009
Net sales	$58,998	$58,888	$43,299	$42,758
Gross profit	25,241	25,037	18,920	16,412
Income (loss) from continuing operations	3,855	3,718	876	(3,170)
Net income (loss)	3,855	3,718	876	(3,170)
Income - continuing operations
EPS basic	0.27	0.26	0.06	(0.22)
EPS diluted	0.27	0.26	0.06	(0.22)

Year Ended March 31, 2008
Net sales	$53,151	$56,462	$55,991	$62,779
Gross profit	22,884	23,361	23,469	25,647
Income from continuing operations	3,715	3,349	4,853	4,525
Income (loss) from discontinued operations net of taxes before gain	30	20	51	(101)
Net Income	3,745	3,369	4,904	4,424
Earnings per share - continuing operations
EPS basic	0.26	0.24	0.33	0.30
EPS diluted	0.26	0.23	0.33	0.30
Earnings (loss) per share - discontinued operations
EPS basic	—	—	—	(0.01)
EPS diluted	—	—	—	(0.01)

Earnings per share are computed independently for each of the quarters presented, on the basis described in Note 13. The sum of the quarters may not be equal to the full year earnings per share amounts. The Company recorded a valuation allowance of approximately $2,881 during the quarter ended March 31, 2009 for certain deferred tax assets associated with net operating loss carryforwards primarily at our German subsidiary.  During the quarter ended December 31, 2008, the Company reversed the accruals for bonus compensation plan and 401(k) match totaling $676, and the Company recorded an adjustment to income for $500 to increase inventory balances related to the Intersema acquisition.  During the quarter ended March 31, 2007, the Company recorded $1,275 in litigation settlement charges and approximately $620 in tax adjustments related to the year end tax provision. During the quarter ended September 30, 2007, the Company recorded a $997 discrete non-cash income tax expense adjustment for the revaluation of the net deferred tax assets in Germany resulting from a recent decrease in the German tax rates. During the third quarter ended December 31, 2007, the Company recorded a net non-cash tax credit adjustment of $175 related to the revaluation of the net deferred tax assets for its MEAS China subsidiary due to a tax law change, and $349 in addition income tax expense for the accrual of a 5% withholding tax. During the quarter ended March 31, 2008, the Company reclassified interest income previously classified as discontinued operations to continuing operations and the Company reversed a foreign income tax payable totaling $597, as discussed in Note 12. The Company assessed the impact of these adjustments relative to the first three quarters and prior year, and determined there was no material impact on the periods reported.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 31, 2009, 2008, and 2007

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts Describe		Deductions- Describe		Balance at End of Period
Year ended March 31, 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$696	$714	$(43	)(e)	$(469	)(a)	$898
Inventory allowance	3,410	555	(11	)(e)	(465	)(c)	3,489
Valuation allowance for deferred taxes	167	2,881	—		—		3,048
Warranty Reserve	400	(59)	(8	)(e)	(77	)(d)	256
Year ended March 31, 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$516	$220	$44	(e)	$(84	)(a)	$696
Inventory allowance	3,158	696	32	(e)	(476	)(c)	3,410
Valuation allowance for deferred taxes	141	22	—		4		167
Warranty Reserve	401	409	10	(e)	(420	)(d)	400
Year ended March 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$447	$258	$30	(e)	$(219	)(a)	$516
Sales return and allowance	60	102	—		(162	)(b)	—
Inventory allowance	3,296	1,508	9	(e)	(1,655	)(c)	3,158
Valuation allowance for deferred taxes	58	83	—		—		141
Warranty Reserve	146	432	59	(e)	(236	)(d)	401

Notes:
(a) Bad debts written off, net of recoveries
(b) Actual returns received
(c) Inventory sold or destroyed, production credit and foreign exchange
(d) Costs of product repaired or replaced and foreign exchange
(e) Recorded as part of purchase accounting

S-1