Form 10-Q
period 2009-06-30
Measurement Specialties Inc
filed 2009-08-05
CIK 778734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:  At July 31, 2009, the number of shares outstanding of the Registrant’s common stock was 14,485,937.

MEASUREMENT SPECIALTIES, INC.
FORM 10-Q
TABLE OF CONTENTS
JUNE 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
(Amounts in thousands, except per share amounts)	2009	2008
Net sales	$44,741	$58,998
Cost of goods sold	28,490	33,757
Gross profit	16,251	25,241
Selling, general, and administrative expenses	17,332	19,587
Operating income (loss)	(1,081)	5,654
Interest expense, net	1,168	706
Foreign currency exchange gain	(536)	(63)
Other expense (income)	19	(421)
Income (loss) before income taxes	(1,732)	5,432
Provision (benefit) for income taxes	(367)	1,500
Net income (loss)	(1,365)	3,932
Less: Net income attributable to noncontrolling interest	112	77
Net income (loss) attributable to Measurement Specialties, Inc. ("MEAS")	$(1,477)	$3,855

Earnings per common share:
Net income (loss) - Basic	$(0.10)	$0.27
Net income (loss) - Diluted	$(0.10)	$0.27

Weighted average shares outstanding - Basic	14,486	14,448
Weighted average shares outstanding - Diluted	14,486	14,529

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONSENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands)	June 30, 2009	March 31, 2009

ASSETS

Current assets:
Cash and cash equivalents	$23,444	$23,483
Accounts receivable trade, net of allowance for doubtful accounts of $885 and $898, respectively	26,231	28,830
Inventories, net	43,216	45,384
Deferred income taxes, net	2,080	2,067
Prepaid expenses and other current assets	3,493	3,968
Other receivables	789	458
Due from joint venture partner	1,669	1,824
Promissory note receivable	283	283
Income taxes receivable	799	-
Total current assets	102,004	106,297

Property, plant and equipment, net	46,446	46,875
Goodwill	99,849	99,176
Acquired intangible assets, net	27,620	27,478
Deferred income taxes, net	926	2,985
Other assets	1,744	1,319
Total assets	$278,589	$284,130

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	June 30, 2009	March 31, 2009

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of promissory notes payable	$2,303	$2,176
Current portion of long-term debt	2,329	2,356
Current portion of capital lease obligations	679	797
Accounts payable	12,051	15,381
Accrued expenses	4,375	3,041
Accrued compensation	6,343	5,656
Income taxes payable	-	1,838
Other current liabilities	3,933	3,394
Total current liabilities	32,013	34,639

Revolver	66,435	71,407
Promissory notes payable, net of current portion	4,606	4,352
Long-term debt, net of current portion	12,235	12,769
Capital lease obligations, net of current portion	214	250
Other liabilities	1,120	1,085
Total liabilities	116,623	124,502

Equity:
Measurement Specialties, Inc. ("MEAS") shareholders' equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	-	-
Common stock, no par; 25,000,000 shares authorized; 14,485,937 and 14,483,622 shares issued and outstanding, respectively	-	-
Additional paid-in capital	82,550	81,948
Retained earnings	65,741	67,218
Accumulated other comprehensive income	11,162	8,110
Total MEAS shareholders' equity	159,453	157,276
Noncontrolling interest	2,513	2,352
Total equity	161,966	159,628
Total liabilities and shareholders' equity	$278,589	$284,130

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

				Accumulated
	Shares of	Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling		Comprehensive
(Dollars in thousands)	Stock	Capital	Earnings	Income	Interest	Total	Income (Loss)
Balance, March 31, 2008	14,440,848	$78,720	$61,939	$15,130	$1,953	$157,742
Comprehensive income:
Net income		-	3,855	-	77	3,932	$3,932
Currency translation adjustment		-	-	(433)	(181)	(614)	(614)
Comprehensive income							$3,318
Non-cash equity based compensation (SFAS 123R)		798	-	-	-	798
Amounts from exercise of stock options	16,252	159	-	-	-	159
Balance, June 30, 2008	14,457,100	$79,677	$65,794	$14,697	$1,849	$162,017

Balance, March 31, 2009	14,483,622	$81,948	$67,218	$8,110	$2,352	$159,628
Comprehensive income:
Net income (loss)		-	(1,477)	-	112	(1,365)	$(1,365)
Currency translation adjustment		-	-	3,052	49	3,101	3,101
Comprehensive income							$1,736
Non-cash equity based compensation (SFAS 123R)		600	-	-	-	600
Amounts from exercise of stock options	2,315	2	-	-	-	2
Balance, June 30, 2009	14,485,937	$82,550	$65,741	$11,162	$2,513	$161,966

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,
(Amounts in thousands)	2009	2008

Cash flows from operating activities:
Net income (loss)	$(1,365)	$3,932
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	3,730	3,337
Loss on sale of assets	36	19
Non-cash equity based compensation (SFAS 123R)	600	798
Deferred income taxes	80	(67)
Net change in operating assets and liabilities:
Accounts receivable, trade	3,162	4,089
Inventories	3,166	(2,589)
Prepaid expenses, other current assets and other receivables	442	(104)
Other assets	195	220
Accounts payable	(4,195)	(901)
Accrued expenses, accrued compensation, other current and other liabilities	2,298	(239)
Income taxes payable and income taxes receivable	(908)	827
Net cash provided by operating activities from continuing operations	7,241	9,322
Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(943)	(3,318)
Proceeds from sale of assets	55	4
Acquisition of business, net of cash acquired	(100)	-
Net cash used in investing activities from continuing operations	(988)	(3,314)
Cash flows from financing activities from continuing operations:
Repayments of long-term debt	(628)	(876)
Repayments of short-term debt, revolver, capital leases and notes payable	(5,187)	(223)
Payment of deferred financing costs	(832)	-
Proceeds from exercise of options and employee stock purchase plan	2	159
Net cash used in financing activities from continuing operations	(6,645)	(940)

Net cash provided by investing activities of discontinued operations	-	271
Net cash provided by discontinued operations	-	271

Net change in cash and cash equivalents	(392)	5,339
Effect of exchange rate changes on cash	353	(122)
Cash, beginning of year	23,483	21,565
Cash, end of period	$23,444	$26,782

Supplemental Cash Flow Information:
Cash paid or received during the period for:
Interest paid	$502	$904
Income taxes paid	1,471	656
Income taxes refunded	1,387	-

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Interim Financial Statements:  The information presented as of June 30, 2009 and for the three month periods ended June 30, 2009 and 2008 are unaudited, and reflect all adjustments (consisting only of normal recurring adjustments) which Measurement Specialties, Inc. (the “Company” or “MEAS”)) considers necessary for the fair presentation of the Company’s financial position as of June 30, 2009, the results of its operations for the three month periods ended June 30, 2009 and 2008, and cash flows for the three month periods ended June 30, 2009 and 2008. The Company’s March 31, 2009 balance sheet information was derived from the audited consolidated financial statements for the year ended March 31, 2009, which are included as part of the Company’s Annual Report on Form 10-K.

The condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2009, which are included as part of the Company’s Annual Report on Form 10-K.

The Company has evaluated subsequent events for potential recognition and/or disclosure through August 5, 2009, the date of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:  The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and its joint venture in Japan. All significant intercompany balances and transactions have been eliminated in consolidation.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, the Company consolidates its joint venture in Japan, its one variable interest entity (“VIE”) for which the Company is the primary beneficiary. With the purchase of YSI Temperature in April 2006, the Company acquired a 50 percent ownership interest in Nikisso-THERM (“NT”), a joint venture in Japan. This joint venture is included in the condensed consolidated financial statements of the Company for the periods ended June 30, 2009 and 2008, and at June 30, 2009 and March 31, 2009.  In accordance with the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment to ARB No. 51 (“SFAS No. 160”), noncontrolling interest represents the ownership interest in NT not owned by the Company.  The presentation of certain prior year information for minority interest in the condensed consolidated statements of operations, condensed consolidated balance sheets, condensed consolidated statements of shareholders’ equity and condensed consolidated statements of cash flows have been reclassified to non-controlling interests.

In accordance with the disclosure requirements of FASB Staff Position (FSP) SFAS No. 140-4 and FIN 46R-8, Disclosures by Public Entities about Transfers of Financial Assets and Interest in Variable Interest Entities, the nature of the Company’s involvement with NT is not as a sponsor of a qualifying special purpose entity (SPE) for the transfer of financial assets.  NT is a self-sustaining manufacturer and distributor of temperature based sensor systems in Asian markets.  The assets of NT are for the operations of the joint venture and the VIE relationship does not expose the Company to risks not considered normal business risks.  The carrying amount and classification of the variable interest entity’s assets and liabilities in the consolidated statement of financial position that are consolidated in accordance with FIN 46R are as follows at June 30, 2009 and March 31, 2009:

	June 30,	March 31,
	2009	2009
Assets:
Cash	$1,383	$1,206
Accounts receivable	1,240	1,176
Inventory	660	660
Other assets	429	456
Due from joint venture partner	1,669	1,824
Property and equipment	191	203
	5,572	5,525

Liabilities:
Accounts payable	209	194
Accrued expenses	95	195
Income tax payable	106	276
Other liabilities	137	156
	$547	$821

Reclassifications: The presentation of certain prior year information in the condensed consolidated statement of cash flows for adjustments to reconcile net income to net cash provided by operating activities previously presented for the provision for doubtful accounts, provision for inventory reserve and provision for warranty have been reclassified to trade accounts receivable, inventories and accrued expenses, respectively, to conform with current year presentation.  The presentation of certain prior year information in the condensed consolidated balance sheets previously presented in non-current deferred income tax assets have been reclassified to income taxes receivable to conform with current year presentation.

Use of Estimates:  The preparation of the condensed consolidated financial statements, in accordance with U.S. generally accepted accounting principles, requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the useful lives of fixed assets, carrying amount and analysis of recoverability of property, plant and equipment, acquired intangibles, goodwill, deferred tax assets, valuation allowances for receivables, inventories, income tax uncertainties and other contingencies, and stock based compensation. Actual results could differ from those estimates.

Recently Adopted Accounting Standards:  In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”) and SFAS No. 160. SFAS No. 141R and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective April 1, 2009. The Company will apply SFAS No.141R to business combinations occurring after March 31, 2009. The accounting for contingent consideration under SFAS No. 141R requires the measurement of contingencies at the fair value on the acquisition date. Contingent consideration can be either a liability or equity based, and as such will be accounted for under SFAS No. 150, SFAS No. 133, or EITF 00-19. Subsequent changes to the fair value of the contingent consideration (liability) are recognized in earnings, not to goodwill, and equity classified contingent consideration amounts are not re-measured.  The adoption of SFAS No. 141R and SFAS No. 160 did not have a material impact on the Company’s results of operations and financial position.

In February 2008, the FASB issued FSP FAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measures for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 removed leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and related guidance from the scope of SFAS 157.   On April 1, 2009, the Company adopted the previously deferred provisions of SFAS No. 157, Fair Value Measurements, (SFAS No. 157) for non-financial assets and liabilities.  The adoption of SFAS No. 157 did not have any impact on the Company’s results of operations and financial position.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. GAAP pronouncements. FSP 142-3 shall be applied prospectively to all intangible assets acquired after its effective date. FSP 142-3 is effective for our interim and annual financial statements beginning after March 31, 2009.  The adoption of this statement did not have any impact on the Company’s results of operations and financial condition.

Recently Issued Accounting Pronouncements:  In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), and in June 2009, SFAS No. 162 was replaced by SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.  SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  There will be no impact on our financial position, results of operations or cash flows upon the adoption of this standard.

Financial Accounting Standards Board Staff Position (“FSP”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” was issued on December 30, 2008.   The FSP, effective for fiscal years ending after December 15, 2009, clarifies an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.   The FSP prescribes expanded disclosures regarding investment allocation decisions, categories of plan assets, inputs, and valuation techniques used to measure fair value, the effect of Level 3 inputs on changes in plan assets and significant concentrations of risk.   The Company will adopt the FSP at March 31, 2010 and does not expect the adoption of this FSP will have a material impact on the Company’s results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”).  SFAS No. 167 improves financial reporting by enterprises involved with variable interest entities and addresses (1) the effects on certain provisions of FIN 46(R), as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under SFAS No. 167 do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.   SFAS No. 167 is effective as of the beginning of the annual reporting period that begins after November 15, 2009, for interim periods within that annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the adoption of SFAS No. 167 to have a material impact on the Company’s results of operations and financial condition.

3.  STOCK BASED COMPENSATION AND PER SHARE INFORMATION

The Company accounts for stock-based compensation under SFAS No. 123R (Revised 2004), Share-Based Payment. Stock-based compensation expense for the three months ended June 30, 2009 and 2008 was $600 and $798, respectively. The estimated fair value of stock options granted during the three months ended June 30, 2009 approximated $9, net of expected forfeitures and is being recognized over their respective vesting periods. During the three months ended June 30, 2009, the Company recognized $1 of expense related to these options.

The Company has four share-based compensation plans for which options are currently outstanding.  These plans are administered by the compensation committee of the Board of Directors, which approves grants to individuals eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. The Chief Executive Officer can also grant individual awards up to certain limits as approved by the compensation committee. Awards are generally granted based on the individual’s performance. Terms for stock-option awards include pricing based on the closing price of the Company’s common stock on the award date, and generally vest over three to five year requisite service periods using a graded vesting schedule or subject to performance targets established by the compensation committee. Shares issued under stock option plans are newly issued common stock. Readers should refer to Note 14 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 for additional information related to the four share-based compensation plans under which options are currently outstanding.

During the three months ended June 30, 2009, the Company granted a total of 5,001 stock options from the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan permits the granting of incentive stock options, non-qualified stock options, and restricted stock units.  Subject to certain adjustments, the maximum number of shares of common stock that may be issued under the 2008 Plan in connection with awards is 1,400,000 shares.  With the adoption of the 2008 Plan, no further options may be granted under the Company’s other option plans.

The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of stock-based awards with the following assumptions for the indicated period.

	Three months ended June 30,
	2009	2008
Dividend yield	-	-
Expected Volatility	59.5%	39.1%
Risk-Free Interest Rate	1.4%	2.1%
Expected term after vesting (in years)	2.0	2.0
Weighted-average grant-date fair value	$1.74	$5.68

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

During the three months ended June 30, 2009, 2,315 stock options were exercised yielding $2 in cash proceeds and no tax benefit recognized as additional paid-in capital.  At June 30, 2009, there was $2,241 of unrecognized compensation cost adjusted for estimated forfeitures related to share-based payments, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

Per Share Information:  Basic and diluted per share calculations are based on net income (loss) attributable to MEAS. Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, less the shares that may be repurchased with the funds received from their exercise. Since the Company was in a loss position for the three months ended June 30, 2009, all shares that may be issued upon exercise or conversion of stock options were excluded from the calculation of diluted shares since the impact would have an anti-dilutive effect.  Outstanding awards relating to approximately 1,858,559 weighted shares were excluded from the calculation for the three months ended June 30, 2008, as the impact of including such awards in the calculation of diluted earnings per share would have had an anti-dilutive effect.

The computation of the basic and diluted net income per common share is as follows:

	Net income (Loss) (Numerator)	Weighted Average Shares in thousands (Denominator)	Per-Share Amount
Three months ended June 30, 2009:
Basic per share information	$(1,477)	14,486	$(0.10)
Effect of dilutive securities	-	-	-
Diluted per-share information	$(1,477)	14,486	$(0.10)

Three months ended June 30, 2008:
Basic per share information	$3,855	14,448	$0.27
Effect of dilutive securities	-	81	-
Diluted per-share information	$3,855	14,529	$0.27

4. INVENTORIES

Inventories and inventory reserves for slow-moving, obsolete and lower of cost or market exposures at June 30, 2009 and March 31, 2009 are summarized as follows:

	June 30, 2009	March 31, 2009
Raw Materials	$24,355	$22,270
Work-in-Process	5,053	4,622
Finished Goods	17,439	21,981
	46,847	48,873
Inventory Reserves	(3,631)	(3,489)
	$43,216	$45,384

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments.  Property, plant and equipment are summarized as follows:

	June 30, 2009	March 31, 2009
Production equipment & tooling	$47,695	$45,894
Building and leasehold improvements	23,975	24,301

Furniture and equipment	13,903	13,663
Construction-in-progress	613	1,122
Total	86,186	84,980
Less: accumulated depreciation and amortization	(39,740)	(38,105)
	$46,446	$46,875

Total depreciation was $2,008, and $1,973 for the three months ended June 30, 2009 and 2008, respectively.  Property and equipment included $893 and $1,047 in capital leases at June 30, 2009 and March 31, 2009, respectively.

6. ACQUISITIONS AND ACQUIRED INTANGIBLES

Acquisitions:  As part of its growth strategy, the Company consummated fourteen acquisitions since June 2004 with total purchase price exceeding $167,000, of which two acquisitions were made during each fiscal year ended March 31, 2009 and 2008.  All of these acquisitions have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s consolidated financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors, including the future earnings and cash flow potential of these businesses, and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the process by which the Company acquired the business, and the complementary strategic fit and resulting synergies these businesses bring to existing operations.

Goodwill balances presented in the condensed consolidated balance sheets of foreign acquisitions are translated at the exchange rate in effect at each balance sheet date; however, opening balance sheets used to calculate goodwill and acquired intangible assets are based on purchase date exchange rates, except for earn-out payments, which are recorded at the exchange rates in effect on the date the earn-out is accrued.  The following table shows the roll-forward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for the three months ended June 30, 2009:

Balance March 31, 2009	$99,176
Attributable to 2009 acquisitions	(5)
Effect of foreign currency translation	678
Balance June 30, 2009	$99,849

The following briefly describes the Company’s acquisitions from the beginning of fiscal 2008 forward.

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

Assets:
Cash	$10,542
Accounts receivable	1,162
Inventory	3,770
Other assets	619
Property and equipment	1,811
Acquired intangible assets	13,773
Goodwill	13,851
45,528

Liabilities:
Accounts payable	832
Accrued expenses	1,119
Deferred income taxes	3,417
5,368
Total Purchase Price	$40,160

Atexis:  On January 30, 2009, the Company consummated the acquisition of all of the capital stock of RIT SARL (“Atexis”), a sensor company headquartered in Fontenay, France, for €4,096.  The total purchase price in U.S. dollars based on the January 30, 2009 exchange rate was approximately $5,359 ($5,152 in cash at close, and $207 in acquisition costs). The selling shareholders have the potential to receive up to an additional €2,000 tied to 2009 and 2010 sales growth objectives, and if the contingencies are resolved and established conditions are met, these amounts will be recorded as an additional element of the cost of the acquisition.  The resolution of these contingencies is not determinable at this time, and accordingly, the Company’s purchase price allocation for Atexis is subject to earn-out payments.  Atexis designs and manufactures temperature sensors and probes utilizing NTC, Platinum (Pt) and thermo-couples technologies through wholly-owned subsidiaries in France and China.  The transaction was partially financed with borrowings under the Company’s Amended Credit Facility (See Note 8).   The Company’s final purchase price allocation, except for earn-out contingencies, related to the Atexis acquisition is as follows:

Assets:
Cash	$110
Accounts receivable	2,268
Inventory	2,613
Other assets	270
Property and equipment	1,532
Acquired intangible assets	1,610
Goodwill	1,524
9,927

Liabilities:
Accounts payable	1,384
Accrued expenses and other liabilities	2,292
Deferred income taxes	892
4,568
Total Purchase Price	$5,359

FGP:  On January 30, 2009, the Company consummated the acquisition of all of the capital stock of FGP Instrumentation, GS Sensors and ALS (collectively “FGP”), sensor companies located in Les Clayes-sous-Bois and Druex, France for €6,112.  The total purchase price in U.S. dollars based on the January 30, 2009 exchange rate was approximately $7,998 ($4,711 in cash at close, discharge of certain liabilities totaling $3,059 and $228 in acquisition costs). The selling shareholders have the potential to receive up to an additional €1,400 tied to 2009 sales growth objectives, and if the contingencies are resolved and meet established conditions, these amounts will be recorded as an additional element of the cost of the acquisition.  The resolution of these contingencies is not determinable at this time, and accordingly, the Company’s purchase price allocation for FGP is subject to earn-out payments.  FGP is a designer and manufacturer of custom force, pressure and vibration sensors for aerospace and test and measurement markets.  The transaction was partially financed with borrowings under the Company’s Amended Credit Facility (See Note 8).   The Company’s final purchase price allocation, except for earn-out contingencies, related to the FGP acquisition is as follows:

Assets:
Cash	$980
Accounts receivable	1,678
Inventory	1,807
Other assets	85
Property and equipment	789
Deferred income taxes	351
Acquired intangible assets	1,900
Goodwill	3,723
11,313

Liabilities:
Accounts payable	1,100
Accrued expenses and other liabilities	1,472
Deferred income taxes	743
3,315
Total Purchase Price	$7,998

Acquired Intangibles:  In connection with all acquisitions, the Company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade-names, order backlogs and covenants-not-to-compete. The gross amounts and accumulated amortization, along with the range of amortizable lives, are as follows:

		June 30, 2009			March 31, 2009
	Weighted- Average Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	9	$28,823	$(9,871)	$18,952	$27,627	$(8,794)	$18,833
Patents	16	4,182	(1,003)	3,179	3,984	(895)	3,089
Tradenames	3	2,097	(1,662)	435	2,000	(1,478)	522
Backlog	1	2,845	(2,799)	46	2,732	(2,556)	176
Covenants-not-to-compete	3	1,016	(945)	71	1,008	(932)	76
Proprietary technology	13	6,078	(1,141)	4,937	5,763	(981)	4,782
		$45,041	$(17,421)	$27,620	$43,114	$(15,636)	$27,478

Amortization expense for the three months ended June 30, 2009 and 2008 was $1,722, and $1,364, respectively.  Estimated annual amortization expense is as follows:

Amortization
Year	Expense
2010	$4,671
2011	4,214
2012	3,623
2013	2,942
2014	2,257
Thereafter	9,913
$27,620

Pro forma Financial Data:  The following represents the Company’s pro forma consolidated net income attributable to MEAS for the three months ended June 30, 2008, based on final purchase accounting information assuming the  Atexis and FGP acquisitions occurred as of April 1, 2008, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had all the acquired companies been operated as part of the Company since April 1, 2008.

For the three months ended June 30, 2008
Net sales	$64,941

Net income attributable to MEAS	$3,729

Net income attributable to MEAS per common share:
Basic	$0.26
Diluted	$0.26

7. FINANCIAL INSTRUMENTS:

Fair Value of Financial Instruments

The Company adopted SFAS No. 157 as of April 1, 2009.  This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The adoption of SFAS No. 157 did not have a material impact on the condensed consolidated financial statements.

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset and liability.  As a basis for considering such assumptions, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

For cash and cash equivalents, accounts receivable, notes receivable and other receivables, prepaid and other assets (current and long-term), accounts payable, accrued expenses other liabilities (non-derivatives, current and long-term), and foreign currency contracts, the carrying amounts approximate fair value because of the short maturity of these instruments or amounts have already been recorded at approximate fair value.  As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and liabilities and their placement within the fair value hierarchy levels. The fair value of the Company’s cash and cash equivalents was determined using Level 1 measurements in the fair value hierarchy.  The fair value of the Company’s foreign currency contracts was based on Level 2 measurements in the fair value hierarchy.  The fair value of the foreign currency contracts is based on forward exchange rates relative to current exchange rates which were obtained from independent financial institutions reflecting market quotes.

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

Derivative Instruments and Risk Management

The Company is exposed to market risks from changes in interest rates, commodities, credit and foreign currency exchange rates, which could impact its results of operations and financial condition. The Company attempts to address its exposure to these risks through its normal operating and financing activities. In addition, the Company’s relatively broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating earnings as a whole.

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

Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing sites throughout the world and a large portion of its sales are generated in foreign currencies. A substantial portion of our revenues are priced in U.S. dollars, and most of our costs and expenses are priced in U.S. dollars, with the remaining priced in Chinese renminbi, Euros, Swiss francs and Japanese yen. Sales by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the U.S. dollar compared with that of our foreign customers’ currencies. Refer to Note 10, Segment Information, for details concerning annual net sales invoiced from our facilities within the U.S. and outside of the U.S., as well as long-lived assets.  Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s condensed consolidated financial statements.

The value of the renminbi (“RMB”) relative to the U.S. dollar was stable during the first three months of fiscal 2010, but appreciated 2.5% and 9.0% in fiscal years 2009 and 2008, respectively. The Chinese government no longer pegs the renminbi to the US dollar, but established a currency policy letting the renminbi trade in a narrow band against a basket of currencies. The Company has more expenses in renminbi than sales (i.e., short renminbi position), and as such, when the U.S. dollar weakens relative to the renminbi, our operating profits decrease. We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

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

The Company has a number of foreign currency exchange contracts in Europe and Asia in an attempt to hedge the Company’s exposure to the Euro, RMB and Japanese Yen. The Euro/U.S. dollar, RMB/U.S. dollar and Japanese Yen/Euro currency contracts have notional amounts totaling $4,116, $5,000, and $2,319, respectively, with exercise dates through June 2010 at an average exchange rate of $1.36 (Euro to U.S. dollar conversion rate), $0.148 (RMB to U.S. dollar conversion rate) and 119 Yen (Euro to Japanese Yen). Since these derivatives are not designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, changes in their fair value are recorded in earnings, not in other comprehensive income. The fair value of our RMB currency contracts and our results of operations will be adversely affected by a decrease in value of the RMB relative to the U.S. dollar.

To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

Fair values of derivative instruments not designated as hedging instruments under SFAS No. 133:

	June 30,	March 31,
	2009	2009	Balance sheet location
Financial position:
Foreign currency exchange contracts - Euro/US dollar	$119	$105	Other assets
Foreign currency exchange contracts - RMB	$(76)	$(143)	Other liabilities
Foreign currency exchange contracts - Japanese Yen	$188	$115	Other assets

The effect of derivative instruments not designated as hedging instruments on the statements of operations and cash flows for the three months ended June 30, 2009 and 2008:

	Three months ended June 30,
	2009	2008	Location of gain or loss recognized in income
Results of operations:
Foreign currency exchange contracts - Euro/US dollar	$(145)	$(22)	Foreign currency exchange gain
Foreign currency exchange contracts - RMB	11	-	Foreign currency exchange loss
Foreign currency exchange contracts - Japanese Yen	(73)	-	Foreign currency exchange gain
Total	$(207)	$(22)
Cash flows from operating activities: Source (Use)
Foreign currency exchange contracts - Euro/US dollar	$138	$22	Other assets
Foreign currency exchange contracts – RMB	(56)	-	Other liabilities
Total	$82	$22

8. LONG-TERM DEBT:

LONG-TERM DEBT

To support the financing of acquisitions, effective April 1, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended and Restated Credit Facility”) with General Electric Capital Corporation (“GE”) as agent which, among other things, increased the Company’s existing credit facility from $35,000 to $75,000, consisting of a $55,000 revolving credit facility and a $20,000 term loan, and lowered the applicable London Inter-bank Offered Rate (“LIBOR”) or Index Margin from 4.50% and 2.75%, respectively, to LIBOR and Index Margins of 2.75% and 1.0%, respectively. To support the financing of the acquisition of Intersema (See Note 6), the Company entered into an Amended Credit Agreement (“Amended Credit Facility”) with four banks, with GE as agent, effective December 10, 2007 which, among other things, increased the Company’s existing revolving credit facility from $55,000 to $121,000 and lowered the applicable LIBOR or Index Margin from 2.75% and 1.0%, respectively, to LIBOR and Index Margins of 2.00% and 0.25%, respectively. Interest accrues on the principal amount of the borrowings at a rate based on either LIBOR plus a LIBOR margin, or at the election of the borrower, at an Index Rate (prime based rate) plus an Index Margin. The applicable margins may be adjusted quarterly based on a change in specified financial ratios. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, repurchase of Company common stock, financial guarantees, annual capital expenditures, and other related items. The borrowing availability of the revolving credit facility is not based on any borrowing base requirements, but borrowings are limited by certain financial covenants.  The term loan portion of our credit facility was not changed with the Amended Credit Facility. The term loan is payable in $500 quarterly installments plus interest through March 1, 2011, with a final term payment of $10,500 and the revolver payable on April 3, 2011. The Company has provided a security interest in substantially all of the Company’s U.S. based assets as collateral for the Amended Credit Facility.

On April 27, 2009, the Company entered into an amendment (the “Amendment”) to the Amended Credit Facility whereby the Company proactively negotiated a reduction of our debt covenant requirements, as a result of the decline in our sales and profitability resulting from the impact of the global recession.  The Amendment provides the Company with additional flexibility under its minimum EBITDA covenant, total leverage ratio covenant, fixed charge ratio covenant and maximum capital expenditure covenant included in its senior credit facility. Under the terms of the Amendment, the principal amount available under the Company’s revolver has been reduced from $121,000 to $90,000. The Amendment increased the interest rate by between 1.50% and 2.25%, increased the Index Margin and LIBOR Margin (which vary based on the Company’s debt to EBITDA leverage ratio), and also increased the commitment fee on the unused balance to 0.5% per annum.  As part of the Amendment, the Company paid $832 in amendment fees, which were capitalized as deferred financing costs.  Pursuant to the Amendment, the Company is prohibited from consummating any business acquisitions without lender approval during the covenant relief period, which ends March 31, 2010.  The Company is presently in compliance with applicable financial covenants at June 30, 2009.

The Company’s debt covenant requirements for June 30, 2009 and the next three quarters are as follows:

	Amended Financial Covenant Requirements
	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010
Minimum Proforma Earnings Before Income Taxes, Stock Options, Depreciation, and Amortization ("PEBITSDA")	$21,400	$16,600	$19,100	$24,750

Minimum Adjusted Fixed Charge Coverage Ratio for the last twelve months	1.10	1.00	1.15	1.20

Maximum Adjusted Capital Expenditures for the last twelve months	$7,829	$6,541	$7,978	$8,758

Maximum Adjusted Total Leverage Ratio	4.00	5.00	4.25	3.25

PEBITSDA is the Company’s earnings before income taxes, stock options, depreciation and amortization for last twelve months, in addition to the last twelve months of PEBITSDA for acquisitions.  Adjusted fixed charge coverage ratio is PEBITSDA less adjusted capital expenditures divided by fixed charges.  Fixed charges are the last twelve months of interest, taxes paid, and the last twelve months of payments of long-term debt, notes payable and capital leases.  Adjusted capital expenditures represent purchases of plant, property and equipment during the last twelve months.  Total leverage ratio is total debt less cash maintained in U.S. bank accounts which are subject to blocked account agreements with lenders divided by the last twelve months of PEBITSDA.  All of the aforementioned financial covenants are subject to various adjustments, many of which are detailed in the amended credit agreement and subsequent amendments to the credit agreement previously filed with the Securities Exchange Commission, as well as other adjustments approved by the lender.  These adjustments include such items as excluding capital expenditures associated with the new China facility from capital expenditures, and adjustments to PEBITSDA for certain items such as litigation settlement costs, severance costs and other items considered non-recurring in nature.

As of June 30, 2009, the Company utilized the LIBOR based rate for the term loan and for $66,000 of the revolving credit facility under the Amended Credit Facility. The weighted average interest rate applicable to borrowings under the revolving credit facility was approximately 5.2% at June 30, 2009. As of June 30, 2009, the outstanding borrowings on the revolving credit facility, which is classified as long-term debt, were $66,435, and the Company had an additional $23,565 available under the revolving credit facility. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change.  At June 30, 2009, the Company could borrow an additional $17,900.

Promissory Notes:  In connection with the acquisition of Intersema, the Company issued 20,000 Swiss franc unsecured promissory notes (“Intersema Notes”).  At June 30, 2009, the Intersema Note totaled $6,909, of which $2,303 was classified as current. The Intersema Notes are payable in four equal annual installments, the first of which was made in January 2009, and bear an interest rate of 4.5% per year.

Long-Term Debt and Promissory Notes:  Below is a summary of the long-term debt and promissory notes outstanding at June 30, 2009 and March 31, 2009:

	June 30,	March 31,
	2009	2009
Prime or LIBOR plus 4.50% or 3.00% five-year term loan with a final installment due on April 3, 2011	$13,500	$14,000

Governmental loans from French agencies at no interest and payable based on R&D expenditures	498	517

Term credit facility with six banks at an interest rate of 4% payable through 2010	566	608

	14,564	15,125
Less current portion of long-term debt	2,329	2,356
	$12,235	$12,769
4.5% promissory note payable in four equal annual installments through December 28, 2011	$6,909	$6,528
Less current portion of promissory notes payable	2,303	2,176
	$4,606	$4,352

The annual principal payments of long-term debt, promissory notes and revolver as of June 30, 2009 are as follows:

Year	Term	Other	Subtotal	Notes	Revolver	Total
2010	$2,000	$329	$2,329	$2,303	$-	$4,632
2011	1,000	699	1,699	2,303	-	4,002
2012	10,500	22	10,522	2,303	66,435	79,260
2013	-	14	14	-	-	14
2014	-	-	-	-	-	-
Thereafter	-	-	-	-	-	-
Total	$13,500	$1,064	$14,564	$6,909	$66,435	$87,908

9. COMMITMENTS AND CONTINGENCIES:

Litigation:  There are currently no material pending legal proceedings. From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, or operating results.

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

Acquisition Earn-Outs and Contingent Payments:  In connection with the Visyx acquisition, the Company has a contingent payment obligation of approximately $2,000 based on the commercialization of certain sensors, and a sales performance based earn-out totaling $9,000. In connection with the Intersema acquisition, the Company has earnings performance based earn-out obligations totaling 20,000 Swiss francs.  In connection with the Atexis acquisition, the selling shareholders have the potential to receive up to an additional €2,000 tied to 2009 and 2010 sales growth thresholds.  In connection with the FGP acquisition, the selling shareholders have the potential to receive up to an additional €1,400 tied to 2009 sales growth thresholds.  No amounts related to the above acquisition earn-outs were accrued at June 30, 2009 since the contingencies were not determinable or achieved.

10. SEGMENT INFORMATION:

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

Geographic information for revenues based on country from which invoiced, and long-lived assets based on country of location, which includes property, plant and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization follows:

	For the three months ended June 30,
	2009	2008
Net Sales:
United States	$18,904	$25,000
France	8,208	7,808
Germany	2,631	4,842
Ireland	2,646	3,522
Switzerland	2,478	4,148
China	9,874	13,678
Total:	$44,741	$58,998

Long Lived Assets:	June 30, 2009	March 31, 2009
United States	$7,384	$7,754
France	8,184	7,860
Germany	2,352	2,253
Ireland	3,605	3,434
Switzerland	1,847	1,918
China	23,074	23,656
Total:	$46,446	$46,875

At June 30, 2009, approximately $5,652 of the Company’s cash is maintained in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations.

11. DISCONTINUED OPERATIONS:

Effective December 1, 2005, the Company completed the sale to Fervent Group Limited (FGL) of its Consumer Products segment, including its Cayman Island subsidiary, Measurement Limited. FGL is a company controlled by the owners of River Display Limited, the Company’s long time partner and primary supplier of consumer products in Shenzhen, China. Under the terms of the agreement, the Company could have earned an additional $5,000 if certain performance criteria (sales and margin targets) were met within the first year. The Company recorded $2,156 of the earn-out in fiscal year 2007, because a portion of the earn-out targets were met. The related receivable is included in the condensed consolidated balance sheet as current portion of promissory note receivable and any cash collections are included as net cash proved by investing activities of discontinued operations in the condensed consolidated statement of cash flows. At June 30, 2009 and March 31, 2009, the promissory notes receivable related to the sale and earn-out of the Consumer business totaled $283.

12. SUBSEQUENT EVENTS:

In July 2009, the Company received notification of approval from the local Chinese tax authority for certain research and development (“R&D”) deductions, which is expected to provide the Company a tax refund of approximately $266.  These R&D deductions will be recorded as a tax benefit when the Company files for the tax refund, which is expected during the quarter ending September 30, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands, except per share data)

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Certain information included or incorporated by reference in this Quarterly Report, in press releases, written statements or other documents filed with or furnished to the Securities and Exchange Commission (“SEC”), or in our communications and discussions through webcasts, phone calls, conference calls and other presentations and meetings, may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, margins, expenses, tax provisions (or reversals of tax provisions), earnings or losses from operations, cash flows, synergies or other financial items; plans, strategies and objectives of management for future operations, including statements relating to potential acquisitions, executive compensation and purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; future compliance with debt covenants; the outcome of outstanding claims or legal proceedings; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that Measurement Specialties, Inc. (“MEAS”, the “Company,” “we,” “us,” “our”) intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “forecast,” “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.

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

•	Timely development, market acceptance and warranty performance of new products;

•	Changes in product mix, costs and yields;

•	Uncertainties related to doing business in Europe and China;

•	Fluctuations in foreign currency exchange and interest rates;

•	Legislative initiatives, including tax legislation and other changes in the Company’s tax position;

•	Legal proceedings;

•	Compliance with export control laws and regulations;

•	Compliance with debt covenants, including events beyond our control;

•	Adverse developments in the automotive industry and other markets served by us; and

•	The risk factors listed from time to time in the reports we file with the SEC, including those described below under “Item 1A. Risk Factors” in our Annual Report on Form 10-K.

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

Effective December 1, 2005, we completed the sale of our Consumer business, including our Cayman Island subsidiary, Measurement Limited (“ML”), to Fervent Group Limited (“FGL”). FGL is a company controlled by the owners of River Display Limited, our long time partner and primary supplier of consumer products in Shenzhen, China. Accordingly, the related financial statements for the Consumer segment are reported as discontinued operations. All comparisons in Management’s Discussion and Analysis for each of the periods ended June 30, 2009, and 2008, exclude the results of these discontinued operations except as otherwise noted.

EXECUTIVE SUMMARY

The Company remains focused on creating long-term shareholder value.  To accomplish this goal, we continue to execute measures we believe will result in higher sales performance in excess of the overall market and generation of positive EBITDA.  We have implemented aggressive actions not only to proactively address the current economic recession, but to position the Company for future growth in sales and profitability, all of which we ultimately expect to translate to enhanced shareholder value.

During the first quarter of fiscal 2010, we experienced a stabilization in sales and a modest improvement in bookings which leads us to believe we may have seen the worst of the recession.  We believe sales bottomed out during our fourth quarter of fiscal 2009 and our order backlog appears to be stabilizing with modest increases during our first quarter.  These increases in bookings and backlog, if sustained, should translate to improvements in future sales performance.  However, economic conditions continue to be challenging.  Accordingly, cost cutting and strengthening our business still remain primary objectives.  Our cash generation and cost cutting initiatives are working, in spite of the continued impact of the economic recession.

The overall impact of the recession became most evident during the third quarter of fiscal 2009.  We started fiscal 2009 with positive sales and profit growth, well on track to achieve another record year.  Sales then decreased very quickly and drastically, and by the final months of fiscal 2009, we were into one of the worst recessions in decades.  Sales in all of our markets decreased during fiscal 2009.  Our sales to the automotive and heavy truck sector were especially hard hit.  In spite of not losing any major customers in 2009 to competitive situations and having a diversified global customer base with a wide range of sensor products, we have had significant variability in our sales, earnings and cash flows.  The high degree of economic uncertainty has created a situation whereby our visibility with respect to future performance continues to be greatly diminished.

We have taken decisive action, including aligning our labor workforce with the latest projected sale volumes.  We have lowered costs through additional reductions in headcount, extended management salary reductions and eliminated the Company’s management bonus program and 401(k) match, as well as curtailed capital expenditures and implemented other cost control measures.  Additionally, the Company modified the three business group structure, in order to, among other things, better focus on cross-selling of the differing sensor products and to address current business conditions and certain changes within the management group, which resulted in one operating segment.  Furthermore, effective April 1, 2009, the Company entered into an amendment to the credit agreement with our lenders whereby the Company proactively negotiated a reduction of our debt covenant requirements.  As a consequence of the decline in our sales and profitability resulting from the impact of the global recession, the Company negotiated revisions to its debt covenant requirements for fiscal 2010, which will, among other things, result in higher fees and interest rates charged by our lenders to the Company and a reduction in the principal amount available under our revolver to $90,000. We believe that these revisions to our debt covenants should address the adverse impact of the recession with respect to our covenant requirements, but there can be no assurance that these reductions will be sufficient, particularly if the recession is longer or worse than we expect.  As part of this credit facility amendment, the Company will be prohibited from any future acquisitions without lender approval during the covenant relief period which ends March 31, 2010.

We have taken several additional critical steps to better position the Company not only to weather the recession but to capitalize on opportunities when the economy improves.  To that end, we currently have one of the strongest product development pipelines in the history of the Company, which we expect to lay the foundation for accelerated future sales growth.  Research and development will continue to play a key role in our efforts to maintain product innovations for new sales and to improve profitability. Consistent with our strategy to expand our product portfolio, global footprint and additional opportunities for cost synergies, we are integrating the acquisitions of Atexis and FGP (the “2009 Acquisitions”).  Atexis expanded our temperature sensors and probes business utilizing NTC, Platinum (Pt) and thermo-couple technologies and increased our temperature manufacturing base through wholly-owned subsidiaries in France and China.  FGP was focused on custom force, pressure and vibration sensors for aerospace and test and measurement markets.

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

Since we cannot provide definitive sales guidance, it is also challenging to provide guidance for gross margins.  Within this context, we expect gross margins for fiscal 2010 to range from approximately 39% to 42%, primarily reflecting the impact of a more stable product sales mix and assuming stability in the value of the Chinese renminbi (“RMB”) relative to the U.S. dollar.  Gross Margins for a specific quarter could be outside this expected range due to certain factors within that particular quarter.  Gross margins have trended down over the past several years, largely due to unfavorable product sales mix (both in terms of organic growth and acquired sales) and the impact of the increase in the value of the RMB relative to the U.S. dollar.  However, our gross margins improved slightly in fiscal 2009 as compared to the prior year because of the decrease in the proportionate amount of lower grossing product mix, especially with sales to our largest customer and automotive market.  Our sales to the automotive market are usually characterized as higher volumes but carry lower gross margins than our average.  Since the Company’s China operations have more costs than sales denominated in RMB (short RMB position), increases in the RMB relative to the U.S. dollar have resulted in margin erosion.  However, over the past several months, the RMB has stabilized relative to the U.S. dollar, and this trend is expected to continue into fiscal 2010.  Finally, as with all manufacturers, our gross margins are sensitive to the overall volume of business (i.e., economies of scale) in that certain costs are fixed, and since our overall level of business declined in fiscal 2009, especially during the second half, our gross margins and overall level of profits decreased accordingly.  We expect continued downward pressures on our gross margins given our expectation that global demand will not recover and may continue to contract for fiscal 2010, as well as our expectation to reduce inventory levels during the first half of fiscal 2010, which will result in additional unfavorable overhead absorption.

Total selling, general and administrative expense (“Total SG&A”) as a percent of net sales increased in fiscal 2009 as compared to prior years, reflecting the drop in sales and the increase in Total SG&A expenses due to SG&A expenses related to acquisitions.   Historically, we have been successful in leveraging our SG&A expense, growing SG&A expense more slowly than our sales growth in fiscal 2009, but the global economic recession adversely impacted our SG&A leverage. As a percent of sales, Total SG&A for 2009 increased to 35.4%, as compared to 29.5% and 32.5% in fiscal years 2008 and 2007, respectively. We are expecting an overall decrease in SG&A due to various cost control measures, which are expected to be partially offset by continued investment in R&D costs for new programs that are not yet generating sales (such as our new fluid property sensor), higher costs associated with recent acquisitions, and certain costs directly related to the recession, including such costs as amendment fees charged by our lenders and related professional fees, as well as bad debt expenses due to uncollectible trade receivables, as discussed in further detail in Note 8 to the Condensed Consolidated Financial Statements filed in this quarterly report on Form 10-Q.   However, since sales are declining, we are not expecting improvements in SG&A as a percentage of sales.  The Company does not have any significant direct trade receivable exposures with Chrysler or General Motors, since we are primarily a tier two or tier three supplier to them.  The Company does not expect to make any acquisitions during fiscal 2010.

Amortization of acquired intangible assets and deferred financing costs increased dramatically from fiscal 2008 to fiscal 2009, associated with the acquisitions of Intersema and Visyx (the “2008 Acquisitions) and the acquisitions of 2009 Acquisitions. Amortization is disproportionately loaded more in the initial years of the acquisition, and therefore amortization expense is higher in the quarters immediately following a transaction, and declines in later years based on how various intangible assets are valued and amortized. Even with the acquisitions of Atexis and FGP completed toward the end of fiscal 2009, amortization is expected to decrease in fiscal 2010 as compared to fiscal 2009.

In addition to the margin exposure as a result of the depreciation of the U.S. dollar due to our higher level of costs than sales denominated in RMB, the Company also has foreign currency exchange exposures related to balance sheet accounts. When foreign currency exchange rates fluctuate, there is a resulting revaluation of assets and liabilities denominated and accounted for in foreign currencies. Foreign currency exchange (“fx”) expense or gain due to the revaluation of local subsidiary balance sheet accounts with realized fx transactions and unrealized fx translation adjustments has increased sharply in recent years, because of, among other factors, volatility of foreign currency exchange rates. For example, our Swiss company, Intersema, which uses the Swiss franc as their functional currency, holds cash denominated in foreign currencies (U.S. dollar and Euro). As the Swiss franc appreciates against the U.S. dollar and/or Euro, the cash balances held in those denominations are devalued when stated in terms of Swiss francs. These transaction and translation gains and losses are reflected in our “Foreign Currency Exchange Gain or Loss.” Aside from cash, our foreign entities generally hold receivables in foreign currencies, as well as payables. In fiscal 2009 and 2008, we posted a net expense of $771 and $618, respectively, in realized and unrealized foreign exchange losses associated with the revaluation of foreign assets held by foreign entities. We would expect to see continued fx expense or gains associated with volatility of foreign currency exchange rates.

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

Our overall effective tax rate will continue to fluctuate as a result of the allocation of earnings among various taxing jurisdictions with varying tax rates.  We expect our 2010 overall effective tax rate excluding discrete items to increase relative to 2009 resulting from, among other factors, a higher tax rate in China, the valuation allowance to be recorded for additional net operating losses at our German subsidiary, and a higher percentage of total profits generated in jurisdictions with higher tax rates than our overall average effective tax rate.

The Company expects to continue investing in various capital projects in fiscal 2010, and capital spending in 2010 is expected to approximate $7,000.  This level is lower than fiscal 2009, because capital spending in 2009 included the completion of the new China facility, as well as reductions related to various cost control measures.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS FROM OPERATIONS IN OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008, RESPECTIVELY:

	Three months ended June 30,			Percent
	2009	2008	Change	Change
Net sales	$44,741	$58,998	$(14,257)	(24.2)
Cost of goods sold	28,490	33,757	(5,267)	(15.6)
Gross profit	16,251	25,241	(8,990)	(35.6)
Operating expenses:
Selling, general, and administrative	15,010	17,425	(2,415)	(13.9)
Non-cash equity based compensation (SFAS 123R)	600	798	(198)	(24.8)
Amortization of acquired intangibles and deferred financing costs	1,722	1,364	358	26.2
Total selling, general and administrative expenses	17,332	19,587	(2,255)	(11.5)
Operating income (loss)	(1,081)	5,654	(6,735)	(119.1)
Interest expense, net	1,168	706	462	65.4
Foreign currency exchange gain	(536)	(63)	(473)	750.8
Other expense (income)	19	(421)	440	(104.5)
Income (loss) before income taxes	(1,732)	5,432	(7,164)	(131.9)
Provision (benefit) for income taxes	(367)	1,500	(1,867)	(124.5)
Net income (loss)	(1,365)	3,932	(5,297)	(134.7)
Less: Net income attributable to noncontrolling interest	112	77	35	45.5
Net income (loss) attributable to Measurement Specialties, Inc. ("MEAS")	$(1,477)	$3,855	$(5,332)	(138.3)

Net Sales: Net sales for the quarter decreased 24.2% or $14,257 from $58,998 to $44,741. The overall decrease in sales is due to the global economic recession.  Organic sales, defined as net sales excluding sales attributed to 2009 Acquisitions of $3,990, declined $18,247 or 31%.

The current recession is one of the worst recessions in decades, and there is continued economic pressure in most areas of the global economy.  The decrease in sales due to the overall impact of the recession was not evident in the first quarter of fiscal 2009, but became more evident in the third quarter of fiscal 2009.  As such, first quarter sales for fiscal 2010 were down significantly relative to first quarter sales in fiscal 2009.  Decreases in sales were in all sectors, driven largely by sharp reductions in sales to passenger and non-passenger vehicle customers in US, Europe and Asia.  The most notable decline was with our largest customer, a large automotive supplier.  We continue to implement decisive action to align our labor workforce with the latest sales projections and we have lowered costs through additional reductions in headcount, management salaries, and elimination of the Company’s management bonus program and 401(k) match, as well as implementing other cost control measures.

Gross Margin:  Gross margin (gross profit as a percent of net sales) declined to approximately 36.3% for the quarter ended June 30, 2009 from 42.8% during the quarter ended June 30, 2008. The decrease in margin is mainly due to lower volumes and the resulting decrease in overhead absorption, partially offset by improved product sales mix and certain cost control measures. As with all manufacturers, our gross margins are sensitive to overall volume of business in that certain costs are fixed.  Since our overall level of business declined relative to the same period last year, our gross margins and overall level of profits decreased accordingly.  The decrease in production volumes not only reflects the decrease due to the alignment of production levels to match lower sales volumes, but also the working-off of inventory built-up as part of the China facility move.  The more favorable product sales mix is largely associated with lower proportion of sales of lower gross margin products. This would include lower sales to our largest customer, which primarily serves the automotive market and carries a lower gross margin than our average. The average RMB exchange rate relative to the U.S. dollar for the three months ended June 30, 2009 appreciated approximately 1.5% as compared to the same period last year. This translates to approximately $275 in annualized margin erosion.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates, and other factors.

Selling, General and Administrative: Overall, total selling, general and administrative (“total SG&A”) expenses decreased $2,255 or 11.5% to $17,332 largely due to cost reductions in direct response to the global economic recession.  As a percent of net sales, total SG&A expenses increased to 38.7% from 33.2%. The increase in operating expenses as a percent of net sales is due to costs decreasing at a lower rate than net sales, which is the resulting impact of the recession on sales, and higher salaries, amortization and professional fees and other costs directly related to 2009 Acquisitions.  Organic SG&A costs, defined as total SG&A costs excluding SG&A costs associated with the 2009 Acquisitions of $1,668, decreased $3,923 to $15,664 for the three months ended June 30, 2009.

Stock Option Expense:  Stock option expense decreased $198 to $600 from $798 for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The decrease in stock option expense is mainly due to the lower valuation of non-cash equity based compensation under SFAS No. 123R, Share-Based Payments, resulting primarily from the decrease in the Company’s stock price, partially offset by higher volatility and quantity of options issued with the annual grant in fiscal 2009 relative to the annual grant in fiscal 2008.  Total compensation cost related to share based payments not yet recognized totaled $3,143 at June 30, 2009, which is expected to be recognized over a weighted average period of approximately 1.8 years.

Amortization of acquired intangibles and deferred financing costs:  Amortization of acquired intangible assets and deferred financing costs increased $358 to $1,722 for the three months ended June 30, 2009 as compared to $1,364 for the three months ended June 30, 2008.  The increase in amortization expense is due to higher amortization expense associated with the 2009 Acquisitions and the write-off of certain deferred financing costs.  Amortization expense for intangible assets is higher during the first years after an acquisition because, among other things, the order back-log is fully amortized during the initial year.  Additionally, during the three months ended June 30, 2009, the Company expensed approximately $190 in deferred financing costs due to the amendment to the credit facility which resulted in a reduction in the principal amount of availability under the revolving credit facility.  Amortization of acquired intangibles and deferred financing costs for fiscal 2010 is expected to decline relative to the prior year.

Interest expense, net: Interest expense increased $462 to $1,168 for the three months ended June 30, 2009 from $706 during the three months ended June 30, 2008. The increase in interest expense is primarily attributable to the increase in average total debt outstanding and average interest rates.  Interest rates increased from about 4.8% last year to approximately 5.20% this year, and average total outstanding debt increased from an average amount outstanding of $74,046 during the three months ended June 30, 2008 to $82,652 during the three months ended June 30, 2009.

Foreign Currency Exchange Gain:  The increase in foreign currency exchange gain mainly reflects the increase in the gain associated with the changes in the value of the U.S. dollar relative to the Euro, and the decrease in foreign currency exchange losses associated with the value of the RMB relative to the U.S. dollar.  Over the past few years, the Company has had foreign currency exchange losses due to the appreciation of the RMB relative to the U.S. dollar, but during the three months ended June 30, 2009, the value of the RMB relative to the U.S. dollar remained relatively stable as compared to the same period last year, and as such, there was a significant decrease in the related foreign currency exchange loss.  The higher foreign currency exchange gain is the result of the depreciation of the value of the U.S. dollar relative to the Euro from March 31, 2009 to June 30, 2009.  The value of the U.S. dollar relative to the Euro was moderately stable during the three months ended June 30, 2008.  The Company continues to be impacted by volatility in foreign currency exchange rates, including the impact of the fluctuation of the U.S. dollar relative to the Euro and Swiss franc, as well as the appreciation of the RMB relative to the U.S. dollar.

Other expense (income): Other expense (income) consists of various non-operating items.  Other expense (income) fluctuated from income of $421 for the quarter ended June 30, 2008 to an expense of $19 for the quarter ended June 30, 2009, mainly due to approximately $500 of Chinese incentives for foreign investments provided to the Company last year.

Income Taxes: Income taxes during the first quarter of fiscal 2010 fluctuated to an income tax benefit of $367, as compared to $1,500 income tax expense for the first quarter of fiscal 2009.  The fluctuation of income tax expense to income tax benefit is due to the swing from a profit before taxes last year to a loss before taxes this year.

Income taxes during interim periods are based on an estimated overall effective tax rate (“ETR”).  The estimated overall ETR for fiscal 2010 is approximately 20%, as compared to 28% ETR during the first quarter of fiscal 2009.  The decrease in the estimated overall effective tax rate mainly reflects the impact of the overall decrease in business due to the current economic situation, particularly with regard to the tax expense associated with certain foreign based income taxable in the U.S., as well as the shift of taxable earnings to tax jurisdictions with lower tax rates.  The overall estimated effective tax rate is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely, but are subject to change.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $23,444 at June 30, 2009, a decrease of $39 as compared to March 31, 2009, reflecting, among other factors, the Company’s ability to generate positive operating cash flows, which was partially offset by approximately $5,800 in payments to reduce debt and $943 of cash used for purchases of property and equipment. Cash balances may decline as the Company pays down debt and funds capital additions, as well as the overall impact of the global recession.

The following schedule compares the primary categories of the consolidated statement of cash flows:

	Three months ended June 30,
	2009	2008	Change

Net cash provided by operating activities from continuing operations	$7,241	$9,322	$(2,081)

Net cash used in investing activities from continuing operations	(988)	(3,314)	2,326

Net cash provided by financing activities from continuing operations	(6,645)	(940)	(5,705)

Net cash provided by discontinued operations	-	271	(271)

Effect of exchange rate changes on cash	353	(122)	475

Net change in cash and cash equivalents from continuing operations	$(39)	$5,217	$(5,256)

The underlying reason for the decrease in overall operating cash flows is the economic recession.  In spite of the economic recession, the Company was able to generate positive operating cash flows, as a result of implementing initiatives to improve operating cash flows through working capital management and various cost control measures.  However, the Company was not able to fully offset the impact of the recession on operating cash flows. Net income declined $5,297.  Cash flows provided by operating working capital (trade accounts receivables, plus inventory, less accounts payable) increased from $599 last year to $2,133 during the current period.  Inventory balances decreased as compared to last year because of the consumption of inventory built-up for the planned China facility move, as well as the reduction of inventory due to the decrease in production resulting from a decrease in projected sales.  Other items impacting operating cash flows include the fluctuation of income tax payable and accrued expenses.  The increase in accrued expenses is due in large part to the increase in accrued interest payable resulting from the higher interest expense caused by increases in interest rates.  The fluctuation in the income taxes payable and receivable reflects, among other things, the collection of certain research tax credits and the swing from income tax expense to income tax benefit as a consequence of the change from a profit before taxes to a loss before taxes during the current year.

Net cash used in investing activities was $988 as compared to $3,314 last year. The prior year capital spending levels were higher due to the construction of the new China facility, and the lower level of capital spending during the current year reflects the impact of cost control measures.

Net cash used in financing activities totaled $6,645 for the three months ended June 30, 2009, as compared to $940 used in financing activities during the same period last year.  The increase in debt payments reflects the Company’s efforts to reduce debt levels.

Long-Term Debt:  To support the financing of acquisitions, effective April 1, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended and Restated Credit Facility”) with General Electric Capital Corporation (“GE”) as agent which, among other things, increased the Company’s existing credit facility from $35,000 to $75,000, consisting of a $55,000 revolving credit facility and a $20,000 term loan, and lowered the applicable London Inter-bank Offered Rate (“LIBOR”) or Index Margin from 4.50% and 2.75%, respectively, to LIBOR and Index Margins of 2.75% and 1.0%, respectively. To support the financing of the acquisition of Intersema (See Note 6), the Company entered into an Amended Credit Agreement (“Amended Credit Facility”) with four banks, with GE as agent, effective December 10, 2007 which, among other things, increased the Company’s existing revolving credit facility from $55,000 to $121,000 and lowered the applicable LIBOR or Index Margin from 2.75% and 1.0%, respectively, to LIBOR and Index Margins of 2.00% and 0.25%, respectively. Interest accrues on the principal amount of the borrowings at a rate based on either LIBOR plus a LIBOR margin, or at the election of the borrower, at an Index Rate (prime based rate) plus an Index Margin. The applicable margins may be adjusted quarterly based on a change in specified financial ratios. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, repurchase of Company common stock, financial guarantees, annual capital expenditures, and other related items. The borrowing availability of the revolving credit facility is not based on any borrowing base requirements, but borrowings are limited by certain financial covenants.  The term loan portion of our credit facility was not changed with the Amended Credit Facility. The term loan is payable in $500 quarterly installments plus interest through March 1, 2011, with a final term payment of $10,500 and the revolver payable on April 3, 2011. The Company has provided a security interest in substantially all of the Company’s U.S. based assets as collateral for the Amended Credit Facility.

On April 27, 2009, the Company entered into an amendment (the “Amendment”) to the Amended Credit Facility whereby the Company proactively negotiated a reduction of our debt covenant requirements, as a result of the decline in our sales and profitability resulting from the impact of the global recession.  The amendment provides the Company with additional flexibility under its minimum EBITDA covenant, total leverage ratio covenant, fixed charge ratio covenant and maximum capital expenditure covenant included in its senior credit facility. Under the terms of the amendment, the principal amount available under the Company’s revolver has been reduced from $121,000 to $90,000. The Amendment increased the interest rate by between 1.50% and 2.25%, increased the Index Margin and LIBOR Margin (which vary based on the Company’s debt to EBITDA leverage ratio), and also increased the commitment fee on the unused balance to 0.5% per annum.  As part of the Amendment, the Company paid $832 in amendment fees, which were capitalized as deferred financing costs.  Pursuant to the Amendment, the Company is prohibited from consummating any business acquisitions without lender approval during the covenant relief period, which ends March 31, 2010.  Management believes the Company will be in compliance with the revised debt covenants, but there can be no assurance that these reductions will be sufficient if the recession is longer or worse than we expect.  The Company is presently in compliance with applicable financial covenants at June 30, 2009.

The Company’s debt covenant requirements for June 30, 2009 and the next three quarters are as follows:

	Amended Financial Covenant Requirements
	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010
Minimum Proforma Earnings Before Income Taxes, Stock Options, Depreciation, and Amortization ("PEBITSDA")	$21,400	$16,600	$19,100	$24,750

Minimum Adjusted Fixed Charge Coverage Ratio for the last twelve months	1.10	1.00	1.15	1.20

Maximum Adjusted Capital Expenditures for the last twelve months	$7,829	$6,541	$7,978	$8,758

Maximum Adjusted Total Leverage Ratio	4.00	5.00	4.25	3.25

PEBITSDA is the Company’s earnings before income taxes, stock options, depreciation and amortization for last twelve months, in addition to the last twelve months of PEBITSDA for acquisitions.  Adjusted fixed charge coverage ratio is PEBITSDA less adjusted capital expenditures divided by fixed charges.  Fixed charges are the last twelve months of interest, taxes paid, and the last twelve months of payments of long-term debt, notes payable and capital leases.  Adjusted capital expenditures represent purchases of plant, property and equipment during the last twelve months.  Total leverage ratio is total debt less cash maintained in U.S. bank accounts which are subject to blocked account agreements with lenders divided by the last twelve months of PEBITSDA.  All of the aforementioned financial covenants are subject to various adjustments, many of which are detailed in the amended credit agreement and subsequent amendments to the credit agreement previously filed with the Securities Exchange Commission, as well as other adjustments approved by the lender.  These adjustments include such items as excluding capital expenditures associated with the new China facility from capital expenditures, and adjustments to PEBITSDA for certain items such litigation settlement costs, severance costs and other items considered non-recurring in nature.

As of June 30, 2009, the Company utilized the LIBOR based rate for the term loan and for $66,000 of the revolving credit facility under the Amended Credit Facility. The weighted average interest rate applicable to borrowings under the revolving credit facility was approximately 5.2% at June 30, 2009. As of June 30, 2009, the outstanding borrowings on the revolving credit facility, which is classified as long-term debt, were $66,435, and the Company had an additional $23,565 available under the revolving credit facility. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change.  At June 30, 2009, the Company could borrow an additional $17,900.

Promissory Notes:  In connection with the acquisition of Intersema, the Company issued Swiss franc denominated unsecured promissory notes (“Intersema Notes”) totaling 20,000 Swiss francs.   At June 30, 2009, the unpaid balance of the Intersema Notes totaled $6,909, of which $2,303 is classified as current. The Intersema Notes are payable in four equal annual installments, the first of which was paid in January 2009, and bear an interest rate of 4.5% per year.

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

At June 30, 2009, we had approximately $23,444 of available cash and $17,900 of borrowing capacity under the revolving credit facility after considering the impact of the Amendment on borrowing capacity. This cash balance includes cash of $5,652 in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations.  The Company’s cash balances are generated and held in numerous locations throughout the world, including substantial amounts held outside the United States. The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed. Wherever possible, cash management is centralized and intra-company financing is used to provide working capital to the Company’s operations. Most of the cash balances held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted or prohibited by local laws. Where local restrictions prevent an efficient intra-company transfer of funds, the Company’s intent is that cash balances would remain in the foreign country and it would meet United States liquidity needs through ongoing cash flows, external borrowings, or both.

ACCUMULATED OTHER COMPREHENSIVE INCOME:  Accumulated other comprehensive income primarily consists of foreign currency translation adjustments, which relate to the Company’s European and Asian operations and the effects of changes in the exchange rates of the U.S. dollar relative to the Euro, Chinese RMB, Hong Kong dollar, Japanese Yen and Swiss franc.

APPLICATION OF CRITICAL ACCOUNTING POLICIES:  The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require management to change them.   Accordingly, management regularly reviews these estimates and assumptions based on historical experience, changes in the business environment and other factors that management believes to be reasonable under the circumstances.   Management discusses the development, selection and disclosures concerning critical accounting policies with the Audit Committee of its Board of Directors.   There have been no significant changes to the Application of Critical Accounting Policies disclosure contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.

NEW ACCOUNTING PRONOUNCEMENTS: In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment to ARB No. 51 (“SFAS No. 160”). SFAS No. 141R and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective April 1, 2009. SFAS No.141R will be applied to business combinations occurring after March 31, 2009. The accounting for contingent consideration under SFAS No. 141R requires the measurement of contingencies at the fair value on the acquisition date. Contingent consideration can be either a liability or equity based, and as such will be accounted for under SFAS No. 150, SFAS No. 133, or EITF 00-19. Subsequent changes to the fair value of the contingent consideration (liability) are recognized in earnings, not to goodwill, and equity classified contingent consideration amounts are not re-measured.  The adoption of SFAS No. 141R and SFAS No. 160 did not have a material impact on the Company’s results of operations and financial position.

In February 2008, the FASB issued FSP FAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measures for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 removed leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and related guidance from the scope of SFAS 157.  On April 1, 2009, the Company adopted the previously deferred provisions of SFAS No. 157, Fair Value Measurements, for non-financial assets and liabilities.  The adoption of SFAS No. 157 did not have any impact on the Company’s results of operations and financial condition.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, Business Combinations, (“SFAS No. 141(R)”), and other U.S. GAAP pronouncements. FSP 142-3 shall be applied prospectively to all intangible assets acquired after its effective date. FSP 142-3 is effective for our interim and annual financial statements beginning after March 31, 2009. The adoption of this statement did not any impact on the Company’s results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), and in June 2009, SFAS No. 162 was replaced by SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 ..  SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  There will be no impact on our financial position, results of operations or cash flow upon the adoption of this standard.

Financial Accounting Standards Board Staff Position (“FSP”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” was issued on December 30, 2008.   The FSP, effective for fiscal years ending after December 15, 2009, clarifies an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.   The FSP prescribes expanded disclosures regarding investment allocation decisions, categories of plan assets, inputs, and valuation techniques used to measure fair value, the effect of Level 3 inputs on changes in plan assets and significant concentrations of risk.   The Company will adopt the FSP at March 31, 2010 and does not expect the adoption of this FSP will have a material impact on the Company’s results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”).  SFAS No. 167 improves financial reporting by enterprises involved with variable interest entities and addresses (1) the effects on certain provisions of FIN 46(R), as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under SFAS No. 167 do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.   SFAS No. 167 is effective as of the beginning of the annual reporting period that begins after November 15, 2009, for interim periods within that annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the adoption of SFAS No. 167 to have a material impact on the Company’s results of operations and financial condition.

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

SEASONALITY: As a whole, there is no material seasonality in our sales. However, general economic conditions have had a material impact on our business and quarterly financial results, and certain end-use markets experience certain seasonality. For example, European sales are often lower in summer months and OEM sales are often stronger immediately preceding and following the introduction of new products.

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

AGGREGATE CONTRACTUAL OBLIGATIONS:  As of June 30, 2009, the Company’s contractual obligations, including payments due by period, are as follows:

Contractual Obligations:	Payment due by period
	Total	1 year	2-3 years	4-5 years	> 5years
Long-term debt obligations	$87,908	$4,632	$83,262	$14	$-
Interest obligation on long-term debt	9,977	5,054	4,922	1	-
Capital lease obligations	893	679	214	-	-
Operating lease obligations *	22,302	3,612	5,036	4,547	9,107
Other long-term obligations**	483	355	128	-	-
Total	$121,563	$14,332	$93,562	$4,562	$9,107

* Operating lease obligations are not reduced for annual sublease rentals of approximately $150.
**Other long-term obligations on the Company’s balance sheet under GAAP primarily consist of obligations under warranty polices and tax liabilities, but exclude earn-out contingencies associated with acquisitions since the satisfaction of the contingencies is not determinable or achieved at June 30, 2009. The timing of cash flows associated with these obligations is based upon management’s estimate over the terms of these arrangements and are largely based on historical experience.

The above contractual obligation table excludes certain contractual obligations, such as earn-outs related to acquisitions or possible severance payments to certain executives, since these contractual commitments are not accrued as liabilities at June 30, 2009.  These contractual obligations are accrued as liabilities when the respective contingencies are determinable or achieved.  Amounts in the above table for other long-term obligations are based on March 31, 2009 balances because there have been no significant changes as of June 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk:  Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility and term loan accrue at a rate based on either a LIBOR rate plus a LIBOR margin or at an Indexed (prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at our election. Our results will be adversely affected by any increase in interest rates. For example, based on the $79,935 of total debt outstanding under these facilities at June 30, 2009, an annual interest rate increase of 100 basis points would increase interest expense and decrease our pre-tax profitability by $799. We do not currently hedge this interest rate exposure.

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

Foreign Currency Exchange Rate Risk:  Foreign currency exchange rate risk arises from the Company’s investments in subsidiaries owned and operated in foreign countries, as well as from transactions with customers in countries outside the United States. The effect of a change in currency exchange rates on the Company’s net investment in international subsidiaries is reflected in the “accumulated other comprehensive income” component of stockholders’ equity. A 10% appreciation in major currencies relative to the U.S. dollar at June 30, 2009 would result in a reduction of stockholders’ equity of approximately $10,574 .

Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing sites throughout the world and a large portion of its sales are generated in foreign currencies. A substantial portion of our revenues are priced in U.S. dollars, and most of our costs and expenses are priced in U.S. dollars, with the remaining priced in Chinese renminbi, Euros, Swiss francs and Japanese yen. Sales by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the United States dollar. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the U.S. dollar compared with that of our foreign customers’ currencies. Refer to Item 1, Business, Foreign Operations set forth in our Annual Report on Form 10-K for the year ended March 31, 2009 for details concerning annual net sales invoiced from our facilities within the U.S. and outside of the U.S. and as a percentage of total net sales for the last three years, as well as net assets and the related functional currencies.  Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s consolidated financial statements.

The renminbi did not appreciate during the first quarter of fiscal 2010, but appreciated by 2.5%, 9.0% and 4.0% during 2009, 2008 and 2007, respectively. The Chinese government no longer pegs the renminbi to the US dollar, but established a currency policy letting the renminbi trade in a narrow band against a basket of currencies. The Company has more expenses in renminbi than sales (i.e., short renminbi position), and as such, when the U.S. dollar weakens relative to the renminbi, our operating profits decrease. Based on our net exposure of renminbi to U.S. dollars for the fiscal year ended March 31, 2009 and forecast information for fiscal 2010, we estimate a negative operating income impact of approximately $183 for every 1% appreciation in renminbi against the U.S. dollar (assuming no price increases passed to customers, and no associated cost increases or currency hedging). We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

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

The Company has a number of foreign currency exchange contracts in Europe and Asia in an attempt to hedge the Company’s exposure to the Euro and RMB. The Euro/U.S. dollar, RMB/U.S. dollar and Japanese Yen/Euro currency contracts have gross notional amounts totaling $4,116, $5,000, and $2,319, respectively, with exercise dates through June 2010 at an average exchange rate of 1.36 (Euro to U.S. dollar conversion rate), $0.148 (RMB to U.S. dollar conversion rate) and 119 Yen (Euro to Japanese Yen).  Since these derivatives are not designated as hedges under SFAS No. 133, changes in their fair value are recorded in earnings, not in other comprehensive income.  The fair value of our RMB currency contracts and our results of operations will be adversely affected by a decrease in value of the RMB relative to the U.S. dollar. For example, based on the $5,000 notional amount of these contracts outstanding at June 30, 2009 and current pricing of forward exchange rates of the RMB relative to the U.S. dollar, a 1% depreciation of the RMB would increase foreign currency expense and decrease our pre tax profitability by $50.

To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer with the participation of management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2009, management did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s evaluation of our controls and procedures as of June 30, 2009 excluded the evaluation of internal controls for the Company’s joint venture in Japan, Nikisso-THERM (“NT”), and the Company’s recent acquisitions of RIT SARL (“Atexis”) and FGP Instrumentation, GS Sensors and ALS (collectively “FGP”) during 2009.  NT is an entity consolidated pursuant to FIN 46R. The Company does not have the ability to dictate or modify the controls of NT, and the Company does not have the ability, in practice, to assess those controls. Management expects to implement the Company’s internal controls over financial reporting for Atexis and FGP within one year from the acquisition date.

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

ITEM 1A. RISK FACTORS

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present.  Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2009 describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our results of operations and our financial condition.  We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual report on Form 10-K for the year ended March 31, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Measurement Specialties, Inc. (Registrant)

Date: August 5, 2009	By:	/s/ Frank D. Guidone
Frank D. Guidone President, Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2009	By:	/s/ Mark Thomson
Mark Thomson Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Frank D. Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Mark Thomson required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Frank D. Guidone and Mark Thomson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350