Form 10-Q
period 2009-09-30
Measurement Specialties Inc
filed 2009-11-04
CIK 778734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:  At October 30, 2009, the number of shares outstanding of the Registrant’s common stock was 14,505,767.

MEASUREMENT SPECIALTIES, INC.
FORM 10-Q
TABLE OF CONTENTS
SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands, except per share amounts)	2009	2008	2009	2008
Net sales	$49,087	$58,888	$93,828	$117,886
Cost of goods sold	31,145	33,851	59,635	67,608
Gross profit	17,942	25,037	34,193	50,278
Selling, general, and administrative expenses	16,512	18,510	33,845	38,098
Operating income	1,430	6,527	348	12,180
Interest expense, net	1,018	806	2,187	1,512
Foreign currency exchange loss (gain)	(437)	396	(973)	332
Other expense (income)	8	68	27	(353)
Income (loss) from continuing operations, before income taxes	841	5,257	(893)	10,689
Income tax expense from continuing operations	675	1,446	307	2,945
Income (loss) from continuing operations, net of income taxes	166	3,811	(1,200)	7,744
Loss from discontinued operations, net of income taxes	(125)	-	(125)	-
Net income (loss)	41	3,811	(1,325)	7,744
Less: Net income attributable to noncontrolling interest	98	93	210	170
Net income (loss) attributable to Measurement Specialties, Inc. ("MEAS")	$(57)	$3,718	$(1,535)	$7,574

Amounts attributable to MEAS common shareholders:
Income (loss) from continuing operations, net of income taxes	$68	$3,718	$(1,410)	$7,574
Discontinued operations, net of income taxes	(125)	-	(125)	-
Net income (loss)	$(57)	$3,718	$(1,535)	$7,574

Earnings per common share - Basic:
Income (loss) from continuing operations, net of income taxes	$-	$0.26	$(0.10)	$0.52
Loss from discontinued operations attributable to MEAS	(0.01)	-	(0.01)	-
Net income (loss) - Basic	$-	$0.26	$(0.11)	$0.52

Earnings per common share - Diluted:
Income (loss) from continuing operations, net of income taxes	$-	$0.26	$(0.10)	$0.52
Loss from discontinued operations attributable to MEAS	(0.01)	-	(0.01)	-
Net income (loss) - Diluted	$-	$0.26	$(0.11)	$0.52

Weighted average shares outstanding - Basic	14,486	14,454	14,486	14,453
Weighted average shares outstanding - Diluted	14,486	14,530	14,486	14,532

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONSENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands)	September 30, 2009	March 31, 2009

ASSETS

Current assets:
Cash and cash equivalents	$27,792	$23,483
Accounts receivable trade, net of allowance for doubtful accounts of $891 and $898, respectively	27,772	28,830
Inventories, net	41,516	45,384
Deferred income taxes, net	967	2,067
Prepaid expenses and other current assets	3,656	3,968
Other receivables	995	458
Due from joint venture partner	2,490	1,824
Promissory note receivable	158	283
Income taxes receivable	1,151	-
Total current assets	106,497	106,297

Property, plant and equipment, net	46,221	46,875
Goodwill	100,487	99,176
Acquired intangible assets, net	27,217	27,478
Deferred income taxes, net	1,170	2,985
Other assets	1,536	1,319
Total assets	$283,128	$284,130

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	September 30, 2009	March 31, 2009

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of promissory notes payable	$2,414	$2,176
Current portion of long-term debt	2,339	2,356
Current portion of capital lease obligations	529	797
Accounts payable	15,348	15,381
Accrued expenses	5,090	3,041
Accrued compensation	6,378	5,656
Income taxes payable	-	1,838
Other current liabilities	3,977	3,394
Total current liabilities	36,075	34,639

Revolver	64,047	71,407
Promissory notes payable, net of current portion	4,828	4,352
Long-term debt, net of current portion	11,682	12,769
Capital lease obligations, net of current portion	165	250
Other liabilities	1,118	1,085
Total liabilities	117,915	124,502

Equity:
Measurement Specialties, Inc. ("MEAS") shareholders' equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	-	-
Common stock, no par; 25,000,000 shares authorized; 14,485,937 and 14,483,622 shares issued and outstanding, respectively	-	-
Additional paid-in capital	83,361	81,948
Retained earnings	65,683	67,218
Accumulated other comprehensive income	13,402	8,110
Total MEAS shareholders' equity	162,446	157,276
Noncontrolling interest	2,767	2,352
Total equity	165,213	159,628
Total liabilities and shareholders' equity	$283,128	$284,130

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

				Accumulated
	Shares of	Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling		Comprehensive
(Dollars in thousands)	Stock	Capital	Earnings	Income	Interest	Total	Income
Balance, March 31, 2008	14,440,848	$78,720	$61,939	$15,130	$1,953	$157,742
Comprehensive income:
Net income		-	7,574	-	170	7,744	$7,744
Currency translation adjustment		-	-	(4,286)	(4)	(4,290)	(4,290)
Comprehensive income							$3,454
Non-cash equity based compensation		1,524	-	-	-	1,524
Amounts from exercise of stock options	30,270	176	-	-	-	176
Balance, September 30, 2008	14,471,118	$80,420	$69,513	$10,844	$2,119	$162,896

Balance, March 31, 2009	14,483,622	$81,948	$67,218	$8,110	$2,352	$159,628
Comprehensive income:
Net income (loss)		-	(1,535)	-	210	(1,325)	$(1,325)
Currency translation adjustment		-	-	5,292	205	5,497	5,497
Comprehensive income							$4,172
Non-cash equity based compensation		1,411	-	-	-	1,411
Amounts from exercise of stock options	2,315	2	-	-	-	2
Balance, September 30, 2009	14,485,937	$83,361	$65,683	$13,402	$2,767	$165,213

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30,
(Amounts in thousands)	2009	2008
Cash flows from operating activities:
Net income (loss)	$(1,325)	$7,744
Less: Loss from discontinued operations	(125)	-
Income (loss) from continuing operations	(1,200)	7,744

Adjustments to reconcile net income (loss) to net cash
provided by operating activities from continuing operations:
Depreciation and amortization	7,205	6,577
Loss on sale of assets	71	107
Non-cash equity based compensation	1,411	1,524
Deferred income taxes	879	(430)
Net change in operating assets and liabilities:
Accounts receivable, trade	2,014	3,989
Inventories	5,234	(4,684)
Prepaid expenses, other current assets and other receivables	(27)	(500)
Other assets	(561)	834
Accounts payable	(1,144)	(1,018)
Accrued expenses, accrued compensation, other current and other liabilities	3,117	(266)
Income taxes payable and income taxes receivable	(1,046)	1,697
Net cash provided by operating activities from continuing operations	15,953	15,574
Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(2,305)	(7,966)
Proceeds from sale of assets	50	4
Acquisition of business, net of cash acquired	(100)	-
Net cash used in investing activities from continuing operations	(2,355)	(7,962)
Cash flows from financing activities from continuing operations:
Repayments of long-term debt	(1,213)	(1,671)
Borrowings of short-term debt, revolver and notes payable	-	9
Repayments of short-term debt, revolver, capital leases and notes payable	(7,807)	(4,416)
Payment of deferred financing costs	(832)	-
Proceeds from exercise of options and employee stock purchase plan	2	176
Net cash used in financing activities from continuing operations	(9,850)	(5,902)

Net cash provided by investing activities of discontinued operations	-	540
Net cash provided by discontinued operations	-	540

Net change in cash and cash equivalents	3,748	2,250
Effect of exchange rate changes on cash	561	(1,101)
Cash, beginning of year	23,483	21,565
Cash, end of period	$27,792	$22,714

Supplemental Cash Flow Information:
Cash paid or received during the period for:
Interest paid	$1,683	$1,279
Income taxes paid	2,528	1,213
Income taxes refunded	2,177	-

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Interim Financial Statements:  The information presented as of September 30, 2009 and for the three and six month periods ended September 30, 2009 and 2008 are unaudited, and reflect all adjustments (consisting only of normal recurring adjustments) which Measurement Specialties, Inc. (the “Company” or “MEAS”) considers necessary for the fair presentation of the Company’s financial position as of September 30, 2009, the results of its operations for the three and six month periods ended September 30, 2009 and 2008, and cash flows for the six month periods ended September 30, 2009 and 2008. The Company’s March 31, 2009 balance sheet information was derived from the audited consolidated financial statements for the year ended March 31, 2009, which are included as part of the Company’s Annual Report on Form 10-K.

The condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2009, which are included as part of the Company’s Annual Report on Form 10-K.

The Company has evaluated subsequent events for potential recognition and/or disclosure through November 4, 2009, the date the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

Description of Business:  The Company is a leader in the design, development and manufacture of sensors and sensor-based systems for original equipment manufacturers and end users, based on a broad portfolio of proprietary technology. The Company is a multi-national corporation with twelve primary manufacturing facilities strategically located in the United States, China, France, Ireland, Germany and Switzerland, enabling the Company to produce and market world-wide a broad range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for automotive, medical, consumer, military/aerospace, and industrial applications. The Company’s sensor products include pressure sensors and transducers, linear/rotary position sensors, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors, humidity and temperature sensors. The Company's advanced technologies include piezo-resistive silicon sensors, application-specific integrated circuits, micro-electromechanical systems (“MEMS”), piezoelectric polymers, foil strain gauges, force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, electromagnetic displacement sensors, hygroscopic capacitive sensors, ultrasonic sensors, optical sensors, negative thermal coefficient (“NTC”) ceramic sensors and mechanical resonators.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

As part of the transition to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“AS Codification”), plain English references to the corresponding accounting policies are provided, rather than specific numeric AS Codification references.  The AS Codification identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. The AS Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  There was no impact on our financial position, results of operations or cash flows upon the adoption of the AS Codification.

Principles of Consolidation:  The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and its joint venture in Japan. All significant intercompany balances and transactions have been eliminated in consolidation.

In accordance with accounting principles for consolidation of entities whose equity holders do not possess the characteristics of a controlling financial interest or whose equity investment at risk is not considered sufficient to finance its activities without additional subordinated financial support for which the Company is the primary beneficiary, commonly referred to as variable interest entities or “VIEs”, the Company consolidates its joint venture in Japan, its one VIE for which the Company is the primary beneficiary. With the purchase of YSI Temperature in April 2006, the Company acquired a 50 percent ownership interest in Nikisso-THERM (“NT”), a joint venture in Japan. This joint venture is included in the condensed consolidated financial statements of the Company for the periods ended September 30, 2009 and 2008, and at September 30, 2009 and March 31, 2009.  Noncontrolling interests recorded in the condensed consolidated financial statements represent the ownership interest in NT not owned by the Company.  The presentation of certain prior year information for minority interest in the condensed consolidated statements of operations, condensed consolidated balance sheets, condensed consolidated statements of shareholders’ equity and condensed consolidated statements of cash flows have been reclassified to noncontrolling interests.

In accordance with the disclosure requirements of accounting policies for VIEs of public reporting companies, the nature of the Company’s involvement with NT is not as a sponsor of a qualifying special purpose entity (QSPE) for the transfer of financial assets.  NT is a self-sustaining manufacturer and distributor of temperature based sensor systems in Asian markets.  The assets of NT are for the operations of the joint venture and the VIE relationship does not expose the Company to risks not considered normal business risks.  The carrying amount and classification of the VIE’s assets and liabilities included in the condensed consolidated statement of financial position are as follows at September 30, 2009 and March 31, 2009:

	September 30,	March 31,
	2009	2009
Assets:
Cash	$1,193	$1,206
Accounts receivable	1,434	1,176
Inventory	683	660
Other assets	461	456
Due from joint venture partner	2,490	1,824
Property and equipment	182	203
	6,443	5,525

Liabilities:
Accounts payable	250	194
Accrued expenses	177	195
Income tax payable	348	276
Other liabilities	134	156
	$909	$821

Reclassifications: The presentation of certain prior year information in the condensed consolidated statement of cash flows for adjustments to reconcile net income to net cash provided by operating activities previously presented for the provision for doubtful accounts, provision for inventory reserve and provision for warranty have been reclassified to trade accounts receivable, inventories and accrued expenses, respectively, to conform with current year presentation.  The presentation of certain prior year information in the condensed consolidated balance sheets previously presented in non-current deferred income tax assets has been reclassified to income taxes receivable to conform with current year presentation.

Use of Estimates:  The preparation of the condensed consolidated financial statements, in accordance with U.S. GAAP, requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the useful lives of fixed assets, carrying amount and analysis of recoverability of property, plant and equipment, acquired intangibles, goodwill, deferred tax assets, valuation allowances for receivables, inventories, income tax uncertainties and other contingencies, and stock based compensation. Actual results could differ from those estimates.

Recently Adopted Accounting Standards:  In December 2007, the FASB issued new accounting principles for acquisition accounting and noncontrolling interests, which require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders.  These principles are effective April 1, 2009. The Company will apply the new acquisition accounting principles to business combinations occurring after March 31, 2009. The accounting for contingent consideration under the new acquisition accounting principles requires the measurement of contingencies at the fair value on the acquisition date. Contingent consideration can be either a liability or equity based. Subsequent changes to the fair value of the contingent consideration (liability) are recognized in earnings, not to goodwill, and equity classified contingent consideration amounts are not re-measured.  The adoption of the new accounting principles for acquisition accounting and noncontrolling interests did not have a material impact on the Company’s results of operations and financial position.

In February 2008, the FASB issued new accounting standards for leases, which removed fair value measurement requirements for certain leasing transactions.  In February 2008, the FASB also delayed the effective date for fair value measurements for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 2008.  The adoption of the fair value measurements requirements for non-financial assets and liabilities did not have any impact on the Company’s results of operations and financial position.

In April 2008, the FASB issued new guidelines for determining the useful life of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the new guidelines for determining the useful life of intangible assets is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The new guidelines for determining the useful life of intangible assets shall be applied prospectively to all intangible assets acquired after March 31, 2009.  The adoption of these guidelines did not have any impact on the Company’s results of operations and financial condition.

Recently Issued Accounting Pronouncements:  New disclosure requirements for employer postretirement benefit plan assets were issued on December 30, 2008 and are effective for fiscal years ending after December 15, 2009.  The new disclosure requirements for employer postretirement benefit plans clarify an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The new requirements also prescribe expanded disclosures regarding investment allocation decisions, categories of plan assets, inputs, and valuation techniques used to measure fair value, the effect of Level 3 inputs on changes in plan assets and significant concentrations of risk.   The Company will adopt the new postretirement plan disclosure requirements at March 31, 2010 and does not expect the adoption of the new disclosure requirements to have a material impact on the Company’s results of operations and financial condition.

In June 2009, the FASB issued new accounting principles which eliminate the concept of qualifying special purpose entity (“QSPE”).  These principles improve financial reporting by enterprises involved with VIEs and address constituent concerns about the application of certain key provisions, including those in which the accounting and disclosures an enterprise’s involvement in a variable interest entity.   These new accounting principles related to VIEs are effective as of the beginning of the annual reporting period that begins after November 15, 2009, for interim periods within that annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company is evaluating the potential impact of the adoption of the new accounting principles related to VIEs with the elimination of the QSPE concept on the Company’s results of operations and financial condition.

3.  NON-CASH EQUITY BASED COMPENSATION AND PER SHARE INFORMATION

Non-cash equity-based compensation expense for the three months ended September 30, 2009 and 2008 was $811 and $726, respectively, and for the six months ended September 30, 2009 and 2008 was $1,411 and $1,524, respectively. The estimated fair value of stock options granted during the three and six months ended September 30, 2009 approximated $2,465 and $2,474, respectively, net of expected forfeitures and is being recognized over their respective vesting periods. During the three and six months ended September 30, 2009, the Company recognized $368 and $369, respectively, of expense related to these options.

The Company has four equity-based compensation plans for which options are currently outstanding.  These plans are administered by the compensation committee of the Board of Directors, which approves grants to individuals eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. The Chief Executive Officer can also grant individual awards up to certain limits as approved by the compensation committee. Awards are generally granted based on the individual’s performance. Terms for stock-option awards include pricing based on the closing price of the Company’s common stock on the award date, and generally vest over three to five year requisite service periods using a graded vesting schedule or subject to performance targets established by the compensation committee. Shares issued under stock option plans are newly issued common stock. Readers should refer to Note 14 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 for additional information related to the four share-based compensation plans under which options are currently outstanding.

During the three and six months ended September 30, 2009, the Company granted a total of 706,217 and 711,218 stock options from the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan permits the granting of incentive stock options, non-qualified stock options, and restricted stock units.  Subject to certain adjustments, the maximum number of shares of common stock that may be issued under the 2008 Plan in connection with awards is 1,400,000 shares.  With the adoption of the 2008 Plan, no further options may be granted under the Company’s other option plans.

The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of equity-based awards with the following assumptions for the indicated period.

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Dividend yield	-	-	-	-
Expected volatility	62.9%	40.3%	62.9%	39.8%
Risk free interest rate	2.1%	3.0%	2.1%	2.6%
Expected term after vesting (in years)	2.0	2.0	2.0	2.0
Weighted-average grant-date fair value	$3.49	$5.70	$3.48	$5.69

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

During the six months ended September 30, 2009, 2,315 stock options were exercised yielding $2 in cash proceeds and no tax benefit recognized as additional paid-in capital.  At September 30, 2009, there was $3,458 of unrecognized compensation cost adjusted for estimated forfeitures related to share-based payments, which is expected to be recognized over a weighted-average period of approximately 1.2 years.

Per Share Information:  Basic and diluted per share calculations are based on net income (loss) attributable to MEAS.  Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, less the shares that may be repurchased with the funds received from their exercise. Since the Company was in a loss position for the three and six months ended September 30, 2009, all shares that may be issued upon exercise or conversion of stock options were excluded from the calculation of diluted shares since the impact would have an anti-dilutive effect.  Outstanding awards relating to approximately 1,866,430 and 1,861,949 weighted shares were excluded from the calculation for the three and six months ended September 30, 2008, respectively, as the impact of including such awards in the calculation of diluted earnings per share would have had an anti-dilutive effect.

The computation of the basic and diluted net income (loss) per common share is as follows:

	Net income (Loss) (Numerator)	Weighted Average Shares in thousands (Denominator)	Per-Share Amount
Three months ended September 30, 2009
Basic per share information	$(57)	14,486	$-
Effect of dilutive securities	-	-	-
Diluted per-share information	$(57)	14,486	$-

Three months ended September 30, 2008
Basic per share information	$3,718	14,454	$0.26
Effect of dilutive securities	-	76	-
Diluted per-share information	$3,718	14,530	$0.26

Six months ended September 30, 2009
Basic per share information	$(1,535)	14,486	$(0.11)
Effect of dilutive securities	-	-	-
Diluted per-share information	$(1,535)	14,486	$(0.11)

Six months ended September 30, 2008
Basic per share information	$7,574	14,453	$0.52
Effect of dilutive securities	-	79	-
Diluted per-share information	$7,574	14,532	$0.52

4. INVENTORIES

Inventories and inventory reserves for slow-moving, obsolete and lower of cost or market exposures at September 30, 2009 and March 31, 2009 are summarized as follows:

	September 30, 2009	March 31, 2009
Raw Materials	$24,031	$22,270
Work-in-Process	5,717	4,622
Finished Goods	15,500	21,981
	45,248	48,873
Inventory Reserves	(3,732)	(3,489)
	$41,516	$45,384

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments.  Property, plant and equipment are summarized as follows:

	September 30, 2009	March 31, 2009
Production equipment & tooling	$49,267	$45,894
Building and leasehold improvements	24,323	24,301

Furniture and equipment	14,273	13,663
Construction-in-progress	815	1,122
Total	88,678	84,980
Less: accumulated depreciation and amortization	(42,457)	(38,105)
	$46,221	$46,875

Total depreciation was $2,047 and $1,880 for the three months ended September 30, 2009 and 2008, respectively.  Total depreciation was $4,055 and $3,854 for the six months ended September 30, 2009 and 2008, respectively.  Property and equipment included $694 and $1,047 in capital leases at September 30, 2009 and March 31, 2009, respectively.

6. ACQUISITIONS AND ACQUIRED INTANGIBLES

Acquisitions:  As part of its growth strategy, the Company has consummated fourteen acquisitions since June 2004 with total purchase price exceeding $167,000, of which two acquisitions were made during each fiscal year ending March 31, 2009 and 2008.  All of these acquisitions have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s condensed consolidated financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors, including the future earnings and cash flow potential of these businesses, and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the process by which the Company acquired the business, and the complementary strategic fit and resulting synergies these businesses bring to existing operations.

Goodwill balances presented in the condensed consolidated balance sheets of foreign acquisitions are translated at the exchange rate in effect at each balance sheet date; however, opening balance sheets used to calculate goodwill and acquired intangible assets are based on purchase date exchange rates, except for earn-out payments, which are recorded at the exchange rates in effect on the date the earn-out is accrued.  The following table shows the roll-forward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for the six months ended September 30, 2009:

Balance March 31, 2009	$99,176
Attributable to 2009 acquisitions	(5)
Effect of foreign currency translation	1,316
Balance September 30, 2009	$100,487

The following briefly describes the Company’s acquisitions from the beginning of fiscal 2008 forward.

Visyx:  Effective November 20, 2007, the Company acquired certain assets of Visyx Technologies, Inc. (Visyx”) based in Sunnyvale, California for $1,624 ($1,400 at close, $100 held-back to cover certain expenses, and $124 in acquisition costs). The Seller has the potential to receive up to an additional $2,000 in the form of a contingent payment based on successful commercialization of specified sensors prior to December 31, 2011, and an additional $9,000 earn-out based on a percentage of sales in calendar years 2009, 2010 and 2011. If these earn-out contingencies are resolved and meet established conditions, these amounts will be recorded as an additional element of the cost of the acquisition.  The resolution of these contingencies is not determinable at this time, and accordingly, the Company’s purchase price allocation for Visyx is subject to earn-out payments.  Visyx has a range of sensors that measure fluid properties, including density, viscosity and dielectric constant, for use in heavy truck/off road engines and transmissions, compressors/turbines, refrigeration and air conditioning.  The Company’s final purchase price allocation, except for earn-out contingencies, related to the Visyx acquisition is as follows:

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

Atexis:  On January 30, 2009, the Company consummated the acquisition of all of the capital stock of RIT SARL (“Atexis”), a sensor company headquartered in Fontenay, France, for €4,096.  The total purchase price in U.S. dollars based on the January 30, 2009 exchange rate was approximately $5,359 ($5,152 in cash at close and $207 in acquisition costs). The selling shareholders have the potential to receive up to an additional €2,000 tied to calendar 2009 and 2010 sales growth objectives, and if the contingencies are resolved and established conditions are met, these amounts will be recorded as an additional element of the cost of the acquisition.  The resolution of these contingencies is not determinable at this time, and accordingly, the Company’s purchase price allocation for Atexis is subject to earn-out payments.  Atexis designs and manufactures temperature sensors and probes utilizing NTC, Platinum (Pt) and thermo-couples technologies through wholly-owned subsidiaries in France and China.  The transaction was partially financed with borrowings under the Company’s Amended Credit Facility (See Note 8).   The Company’s final purchase price allocation, except for earn-out contingencies, related to the Atexis acquisition is as follows:

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

Acquired Intangibles:  In connection with all acquisitions, the Company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade-names, order backlogs and covenants-not-to-compete. The gross amounts and accumulated amortization, along with the weighted-average amortizable lives, are as follows:

		September 30, 2009			March 31, 2009
	Weighted- Average Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	9	$29,623	$(10,959)	$18,664	$27,627	$(8,794)	$18,833
Patents	16	4,306	(1,100)	3,206	3,984	(895)	3,089
Tradenames	3	2,162	(1,844)	318	2,000	(1,478)	522
Backlog	1	2,912	(2,889)	23	2,732	(2,556)	176
Covenants-not-to-compete	3	1,020	(959)	61	1,008	(932)	76
Proprietary technology	13	6,225	(1,280)	4,945	5,763	(981)	4,782
		$46,248	$(19,031)	$27,217	$43,114	$(15,636)	$27,478

Amortization expense for acquired intangible assets for the three months ended September 30, 2009 and 2008 was $1,440 and $1,359, respectively.  Amortization expense for the six months ended September 30, 2009 and 2008 was $3,150 and $2,723, respectively.  Estimated annual amortization expense is as follows:

Amortization
Year	Expense
2010	$4,545
2011	4,043
2012	3,502
2013	2,689
2014	2,244
Thereafter	10,194
$27,217

Pro forma Financial Data:  The following represents the Company’s pro forma consolidated net income attributable to MEAS for the three and six months ended September 30, 2008, based on final purchase accounting information assuming the Atexis and FGP acquisitions occurred as of April 1, 2008, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had all the acquired companies been operated as part of the Company since April 1, 2008.

	For the three months ended September 30, 2008	For the six months ended September 30, 2008
Net sales	$64,435	$129,376

Net income attributable to MEAS	$3,808	$7,537

Net income attributable to MEAS per common share:
Basic	$0.26	$0.52
Diluted	$0.26	$0.52

7. FINANCIAL INSTRUMENTS:

Fair Value of Financial Instruments

Effective April 1, 2009, the Company adopted a new accounting standard related to fair values, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset and liability.  As a basis for considering such assumptions, the principles establish a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy are as follows:

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

For cash and cash equivalents, accounts receivable, notes receivable and other receivables, prepaid and other assets (current and long-term), accounts payable, and accrued expenses other liabilities (non-derivatives, current and long-term), the carrying amounts approximate fair value because of the short maturity of these instruments.  Foreign currency contracts are recorded at approximately fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and liabilities and their placement within the fair value hierarchy levels. The fair value of the Company’s cash and cash equivalents was determined using Level 1 measurements in the fair value hierarchy.  The fair value of the Company’s foreign currency contracts was based on Level 2 measurements in the fair value hierarchy.  The fair value of the foreign currency contracts is based on forward exchange rates relative to current exchange rates which were obtained from independent financial institutions reflecting market quotes.

For promissory notes payable, deferred acquisition payments and capital lease obligation, the fair value is determined as the present value of expected future cash flows discounted at the current interest rate, which approximates rates currently offered by lending institutions for loans of similar terms to companies with comparable credit risk.  These are considered Level 2 inputs.

For long-term debt and the revolver, the fair value of the Company’s long-term debt is estimated by discounting future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders.  These are considered Level 2 inputs.  The fair value of long-term debt and the revolver approximates carrying value due to the variable interest nature of the debt.

Derivative Instruments and Risk Management

The Company is exposed to market risks from changes in interest rates, commodities, credit and foreign currency exchange rates, which could impact its results of operations and financial condition. The Company attempts to address its exposure to these risks through its normal operating and financing activities. In addition, the Company’s relatively broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating results as a whole.

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

The effect of a change in currency exchange rates on the Company’s net investment in international subsidiaries is reflected in the “accumulated other comprehensive income” component of shareholders’ equity.  The Company does not hedge the Company’s net investment in subsidiaries owned and operated in countries outside the U.S.

Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing sites throughout the world and a large portion of its sales are generated in foreign currencies. A substantial portion of our revenues are priced in U.S. dollars, and most of our costs and expenses are priced in U.S. dollars, with the remaining priced in Chinese renminbi, Euros, Swiss francs and Japanese yen. Sales by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the U.S. dollar compared with that of our foreign customers’ currencies. Refer to Note 11, Segment Information, for details concerning annual net sales invoiced from our facilities within the U.S. and outside of the U.S., as well as long-lived assets.  Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s condensed consolidated financial statements.

The value of the renminbi (“RMB”) relative to the U.S. dollar was stable during the first six months of fiscal 2010, but appreciated 2.5% and 9.0% in fiscal years 2009 and 2008, respectively. The Chinese government no longer pegs the RMB to the U.S. dollar, but established a currency policy letting the renminbi trade in a narrow band against a basket of currencies. The Company has more expenses in RMB than sales (i.e., short RMB position), and as such, if the U.S. dollar weakens relative to the RMB, our operating profits will decrease. We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

Fluctuations in the value of the Hong Kong dollar have not been significant since October 17, 1983, when the Hong Kong government tied the value of the Hong Kong dollar to that of the U.S. dollar. However, there can be no assurance that the value of the Hong Kong dollar will continue to be tied to that of the U.S. dollar.

The Company’s French and German subsidiaries have more sales in Euro than expenses in Euro and the Company’s Swiss subsidiary has more expenses in Swiss franc than sales in Swiss franc, and as such, if the U.S. dollar weakens relative to the Euro and Swiss franc, our operating profits increase in France and Germany, but decrease Switzerland.

The Company has a number of foreign currency exchange contracts in Europe in an attempt to hedge the Company’s exposure to the Euro and Japanese Yen. The Euro/U.S. dollar and Japanese Yen/Euro currency contracts have notional amounts totaling $3,336 and $2,408, respectively, with exercise dates through June 2010 at an average exchange rate of $1.38 (Euro to U.S. dollar conversion rate) and $119 Yen (Euro to Japanese Yen). Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in results of operations, not in other comprehensive income.

To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

Fair values of derivative instruments not designated as hedging instruments:

	September 30,	March 31,
	2009	2009	Balance sheet location
Financial position:
Foreign currency exchange contracts - Euro/US dollar	$(18)	$105	Other assets
Foreign currency exchange contracts - RMB	$-	$(143)	Other liabilities
Foreign currency exchange contracts - Japanese yen	$184	$115	Other assets

The effect of derivative instruments not designated as hedging instruments on the statements of operations and cash flows for the three and six months ended September 30, 2009 and 2008:

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008	Location of gain or loss
Results of operations:
Foreign currency exchange contracts - Euro	$(98)	$85	$(99)	$(22)	Foreign currency exchange (gain) loss
Foreign currency exchange contracts - RMB	7	75	18	75	Foreign currency exchange (gain) loss
Foreign currency exchange contracts - Japanese yen	4	-	(69)	-	Foreign currency exchange (gain) loss
Total	$(87)	$160	$(150)	$53

	Six months ended September 30,
	2009	2008	Location of gain or loss
Cash flows from operating activities: Source (Use) -
Foreign currency exchange contracts - Euro	$50	$36	Prepaid expenses, other current assets and other receivables
Foreign currency exchange contracts - RMB	(125)	-	Accrued expenses, accrued compensation, other current and other liabilities
Total	$(75)	$36

8. LONG-TERM DEBT:

LONG-TERM DEBT

To support the financing of acquisitions, effective April 1, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended and Restated Credit Facility”) with General Electric Capital Corporation (“GE”) as agent which, among other things, increased the Company’s existing credit facility from $35,000 to $75,000, consisting of a $55,000 revolving credit facility and a $20,000 term loan, and lowered the applicable London Inter-bank Offered Rate (“LIBOR”) or Index Margin from 4.50% and 2.75%, respectively, to LIBOR and Index Margins of 2.75% and 1.0%, respectively. To support the financing of the acquisition of Intersema (See Note 6), the Company entered into an Amended Credit Agreement (“Amended Credit Facility”) with four banks, with GE as agent, effective December 10, 2007 which, among other things, increased the Company’s existing revolving credit facility from $55,000 to $121,000 and lowered the applicable LIBOR or Index Margin from 2.75% and 1.0%, respectively, to LIBOR and Index Margins of 2.00% and 0.25%, respectively. Interest accrues on the principal amount of the borrowings at a rate based on either LIBOR plus a LIBOR margin, or at the election of the borrower, at an Index Rate (prime based rate) plus an Index Margin. The applicable margins may be adjusted quarterly based on a change in specified financial ratios. Borrowings under the credit facility are subject to certain financial covenants and restrictions on indebtedness, dividend payments, repurchase of Company common stock, financial guarantees, annual capital expenditures, and other related items. The borrowing availability of the revolving credit facility is not based on any borrowing base requirements, but borrowings are limited by certain financial covenants.  The term loan portion of our credit facility was not changed with the Amended Credit Facility. The term loan is payable in $500 quarterly installments plus interest through March 1, 2011, with a final term payment of $10,500 and the revolver payable on April 3, 2011. The Company has provided a security interest in substantially all of the Company’s U.S. based assets as collateral for the Amended Credit Facility.

On April 27, 2009, the Company entered into an amendment (the “Amendment”) to the Amended Credit Facility whereby the Company proactively negotiated a reduction of its debt covenant requirements, as a result of the decline in our sales and profitability resulting from the impact of the global recession.  The Amendment provides the Company with additional flexibility under its minimum EBITDA covenant, total leverage ratio covenant, fixed charge ratio covenant and maximum capital expenditure covenant included in its senior credit facility. Under the terms of the Amendment, the principal amount available under the Company’s revolver has been reduced from $121,000 to $90,000. The Amendment increased the interest rate by between 1.50% and 2.25%, increased the Index Margin and LIBOR Margin (which vary based on the Company’s debt to EBITDA leverage ratio), and also increased the commitment fee on the unused balance to 0.5% per annum.  As part of the Amendment, the Company paid $832 in amendment fees, which were capitalized as deferred financing costs.  Pursuant to the Amendment, the Company is prohibited from consummating any business acquisitions without lender approval during the covenant relief period, which ends March 31, 2010.  The Company is presently in compliance with applicable financial covenants at September 30, 2009.

The Company’s debt covenant requirements for September 30, 2009 and the next two quarters are as follows:

	Amended Financial Covenant Requirements
	September 30, 2009	December 31, 2009	March 31, 2010
Minimum Proforma Earnings Before Income Taxes, Stock Options, Depreciation, and Amortization ("PEBITSDA")	$16,600	$19,100	$24,750

Minimum Adjusted Fixed Charge Coverage Ratio for the last twelve months	1.00	1.15	1.20

Maximum Adjusted Capital Expenditures for the last twelve months	$6,541	$7,978	$8,758

Maximum Adjusted Total Leverage Ratio	5.00	4.25	3.25

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

As of September 30, 2009, the Company utilized the LIBOR based rate for the term loan and for $64,000 of the revolving credit facility under the Amended Credit Facility. The weighted average interest rate applicable to borrowings under the revolving credit facility was approximately 4.5% at September 30, 2009. As of September 30, 2009, the outstanding borrowings on the revolving credit facility, which is classified as long-term debt, were $64,047, and the Company had an additional $25,953 available under the revolving credit facility. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change.  At September 30, 2009, the Company could borrow an additional $25,953.

Promissory Notes:  In connection with the acquisition of Intersema, the Company issued 10,000 Swiss franc unsecured promissory notes (“Intersema Notes”).  At September 30, 2009, the Intersema Notes totaled $7,242, of which $2,414 was classified as current. The Intersema Notes are payable in four equal annual installments, the first of which was made in January 2009, and bear an interest rate of 4.5% per year.

Long-Term Debt and Promissory Notes:  Below is a summary of the long-term debt and promissory notes outstanding at September 30, 2009 and March 31, 2009:

	September 30,	March 31,
	2009	2009
Prime or LIBOR plus 4.50% or 3.00% five-year term loan with a final installment due on April 3, 2011	$13,000	$14,000

Governmental loans from French agencies at no interest and payable based on R&D expenditures	518	517

Term credit facility with six banks at an interest rate of 4% payable through 2010	503	608

	14,021	15,125
Less current portion of long-term debt	2,339	2,356
	$11,682	$12,769

4.5% promissory note payable in four equal annual installments through December 28, 2011	$7,242	$6,528
Less current portion of promissory notes payable	2,414	2,176
	$4,828	$4,352

The annual principal payments of long-term debt, promissory notes and revolver as of September 30, 2009 are as follows:

Year ended September 30,	Term	Other	Subtotal	Notes	Revolver	Total
2010	$2,000	$339	$2,339	$2,414	$-	$4,753
2011	11,000	654	11,654	2,414	64,047	78,115
2012	-	18	18	2,414	-	2,432
2013	-	10	10	-	-	10
Total	$13,000	$1,021	$14,021	$7,242	$64,047	$85,310

9.  INCOME TAXES:

Income tax expense for interim reporting is based on an estimated overall effective tax rate (“ETR”) for the entire fiscal year, in addition to any discrete tax adjustments. The overall estimated effective tax rate is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely, but which are subject to change.

The estimated overall ETR without discrete items for fiscal 2010 is a negative 7%, as compared to the 28% estimated overall ETR during the first half of fiscal 2009.  The decrease in the estimated overall effective tax rate mainly reflects the impact of the overall decrease in profits due to the current economic situation, the shift of taxable earnings to tax jurisdictions with lower tax rates and favorable tax deductions in China.  The overall shift in profits and losses was a higher proportion of profits to those jurisdictions with lower tax rates and a higher proportion of losses to jurisdictions with higher tax rates.

In July 2009, the Company received notification of approval from the local Chinese tax authority for certain research and development (“R&D”) deductions.  The income tax benefit of approximately $266 associated with this R&D deduction is reflected as a favorable discrete tax adjustment during the quarter ended September 30, 2009.

During the second quarter of fiscal 2010, the Company received approval from the Swiss tax authority for a five year tax holiday effective in fiscal 2010.  The Company’s tax rate in Switzerland was reduced to approximately 13% from 22%.  In accordance with accounting principles for income taxes, the Company revalued the Company’s Swiss net deferred tax liabilities at the lower tax rate, resulting in a discrete non-cash income tax credit of $650 recorded during the quarter ended September 30, 2009.

The Company has previously considered undistributed earnings of its foreign subsidiaries to be indefinitely reinvested outside of the U.S. and, accordingly, no U.S. deferred taxes had been recorded with respect to such earnings. However, as part of the Company’s ongoing evaluation of various tax planning and repatriation strategies, the Company has elected to distribute $7,500 of earnings for its Irish subsidiary, Betatherm, and recorded a deferred tax liability and corresponding discrete income tax expense for $1,100 during the quarter ended September 30, 2009.

10. COMMITMENTS AND CONTINGENCIES:

Litigation:  There currently are no material pending legal proceedings. From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, or operating results.

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

Acquisition Earn-Outs and Contingent Payments:  In connection with the Visyx acquisition, the Company has a contingent payment obligation of approximately $2,000 based on the commercialization of certain sensors, and a sales performance based earn-out totaling $9,000. In connection with the Intersema acquisition, the Company has earnings performance based earn-out obligations totaling 20,000 Swiss francs.  In connection with the Atexis acquisition, the selling shareholders have the potential to receive up to an additional €2,000 tied to 2009 and 2010 sales growth thresholds.  In connection with the FGP acquisition, the selling shareholders have the potential to receive up to an additional €1,400 tied to 2009 sales growth thresholds.  No amounts related to the above acquisition earn-outs were accrued at September 30, 2009 since the contingencies were not determinable or achieved.

11. SEGMENT INFORMATION:

The Company continues to have one reporting segment, a sensor business, under applicable accounting guidelines for segment reporting. For a description of the products and services of the sensor business, see Note 1.

Geographic information for revenues based on country from which invoiced, and long-lived assets based on country of location, which includes property, plant and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization follows:

	For the three months ended September 30,		For the six months ended September 30,
	2009	2008	2009	2008
Net Sales:
United States	$17,607	$26,005	$36,511	$51,005
France	8,537	7,509	16,745	15,315
Germany	3,484	4,642	6,115	9,484
Ireland	4,694	3,466	7,340	6,989
Switzerland	2,736	4,196	5,214	8,344
China	12,029	13,070	21,903	26,749
Total:	$49,087	$58,888	$93,828	$117,886

Long Lived Assets:	September 30, 2009	March 31, 2009
United States	$7,217	$7,754
France	8,408	7,860
Germany	2,420	2,253
Ireland	3,701	3,434
Switzerland	1,868	1,918
China	22,607	23,656
Total:	$46,221	$46,875

At September 30, 2009, approximately $5,374 of the Company’s cash is maintained in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations.

12. DISCONTINUED OPERATIONS:

Effective December 1, 2005, the Company completed the sale to Fervent Group Limited (“FGL”) of its Consumer Products segment, including its Cayman Island subsidiary, Measurement Limited. FGL is a company controlled by the owners of River Display Limited, the Company’s long time partner and primary supplier of consumer products in Shenzhen, China. Under the terms of the agreement, the Company could have earned an additional $5,000 if certain performance criteria (sales and margin targets) were met within the first year. The Company recorded $2,156 of the earn-out in fiscal year 2007, because a portion of the earn-out targets were met. The related receivable is included in the condensed consolidated balance sheet as current portion of promissory note receivable and any cash collections are included as net cash provided by investing activities of discontinued operations in the condensed consolidated statement of cash flows. At September 30, 2009 and March 31, 2009, the gross promissory notes receivable related to the earn-out of the Consumer business totaled $283, representing the last payment which was due on December 31, 2008.  FGL has withheld the final payment to the Company because of a potential warranty claim.  The Company has formally issued FGL a demand letter for full payment.  The Company is currently in discussions with FGL about the payment of the remaining balance of the promissory note.  The Company considers FGL’s claim without merit and FGL in breach of the terms of the agreement.  However, the Company reserved $125 of the promissory note at September 30, 2009, resulting in a net receivable of $158.  The amount of the reserve is the Company’s best estimate based on available information.  Actual uncollectible amounts could exceed the Company’s estimate and changes to its estimate will be accounted for in the period of the change.  The reserve was recorded as an expense for discontinued operations during the quarter ended September 30, 2009.

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

•	Timely development, market acceptance and warranty performance of new products;

•	Changes in product mix, costs and yields;

•	Uncertainties related to doing business in Europe and China;

•	Fluctuations in foreign currency exchange and interest rates;

•	Legislative initiatives, including tax legislation and other changes in the Company’s tax position;

•	Legal proceedings;

•	Compliance with export control laws and regulations;

•	Compliance with debt covenants, including events beyond our control;

•	Adverse developments in the automotive industry and other markets served by us; and

•	The risk factors listed from time to time in the reports we file with the SEC, including those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K.

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

Effective December 1, 2005, we completed the sale of our Consumer business, including our Cayman Island subsidiary, Measurement Limited (“ML”), to Fervent Group Limited (“FGL”). FGL is a company controlled by the owners of River Display Limited, our long time partner and primary supplier of consumer products in Shenzhen, China. Accordingly, the related financial statements for the Consumer segment are reported as discontinued operations. All comparisons in Management’s Discussion and Analysis for each of the periods ended September 30, 2009, and 2008, exclude the results of these discontinued operations except as otherwise noted.

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

During the second quarter of fiscal 2010, the Company posted the second consecutive quarter with higher sales on trailing quarter-to-quarter comparison. However, the increase in sales was not large enough to return to the level of sales generated during the second quarter last fiscal year. The increase in sales leads us to believe we may have seen the worst of the recession. We believe sales bottomed out during our fourth quarter of fiscal 2009, and the continued increases in bookings and backlog are encouraging trends, which if sustained, should translate to improvements in future sales performance. However, economic conditions continue to be challenging. Accordingly, cost cutting and strengthening our business still remain primary objectives. Our cash generation and cost cutting initiatives are working, in spite of the continued impact of the economic recession.

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

Our visibility with respect to future sales remains very limited. Current market indicators are mixed, but there are some recent signs of some improvement. It is unclear whether the recent increase in sales and bookings is a result of the end of the recession and an overall increase in global economies (across most market verticals), or due to inventory replenishment as a result of aggressive destocking efforts taken by most companies during the early phases of the global recession. There continue to be indications that global demand will not quickly recover. Such lower demand levels are anticipated to continue to adversely impact the Company’s sales and profitability. In particular, the Company’s automotive and heavy truck, housing and industrial businesses are likely to be the most impacted with medical technologies less affected. In future periods, we expect the sensor market will continue to perform well relative to the overall economy as a result of the increase in sensor content in various products across most end markets in the U.S., Europe and Asia.

Since we cannot provide definitive sales guidance, it is also challenging to provide guidance for gross margins. Within this context, we expect our gross margins during fiscal 2010 to range from approximately 37% to 42%, primarily reflecting the impact of a more stable product sales mix and assuming stability in the value of the Chinese renminbi (“RMB”) relative to the U.S. dollar. Gross Margins for certain periods could be outside this expected range due to certain factors within that particular quarter. Gross margins have trended down over the past several years, largely due to unfavorable product sales mix (both in terms of organic growth and acquired sales) and the impact of the increase in the value of the RMB relative to the U.S. dollar. However, our gross margins improved slightly in fiscal 2009 as compared to the prior year because of the decrease in the proportionate amount of lower grossing product mix, especially with sales to the automotive market. Our sales to the automotive market are usually characterized as higher volumes but carry lower gross margins than our average. Since the Company’s China operations have more costs than sales denominated in RMB (short RMB position), increases in the RMB relative to the U.S. dollar have resulted in margin erosion. However, over the past several months, the RMB has stabilized relative to the U.S. dollar, and this trend is expected to continue into fiscal 2010. Finally, as with all manufacturers, our gross margins are sensitive to the overall volume of business (i.e., economies of scale) in that certain costs are fixed, and since our overall level of business declined in fiscal 2009, especially during the second half, our gross margins and overall level of profits decreased accordingly. We expect continued downward pressures on our gross margins given our expectation that global demand will not quickly recover, which will result in additional unfavorable overhead absorption.

Total selling, general and administrative expense (“Total SG&A”) as a percent of net sales increased in fiscal 2009 as compared to prior years, reflecting the drop in sales and the increase in Total SG&A expenses due to SG&A expenses related to acquisitions. Historically, we have been successful in leveraging our SG&A expense, growing SG&A expense more slowly than our sales growth in fiscal 2009, but the global economic recession adversely impacted our SG&A leverage. As a percent of sales, Total SG&A for 2009 increased to 35.4%, as compared to 29.5% and 32.5% in fiscal years 2008 and 2007, respectively. We are expecting an overall decrease in SG&A due to various cost control measures, which are expected to be partially offset by continued investment in R&D costs for new programs that are not yet generating sales (such as our new fluid property sensor), higher costs associated with recent acquisitions, and certain costs directly related to the recession. These costs include such costs as amendment fees charged by our lenders and related professional fees, as discussed in further detail in Note 8 to the Condensed Consolidated Financial Statements filed in this quarterly report on Form 10-Q, as well as bad debt expenses due to uncollectible trade receivables. However, since sales are declining relative to the prior year, we are not expecting improvements in SG&A as a percentage of sales. The Company does not expect to make any acquisitions during fiscal 2010.

Amortization of acquired intangible assets and deferred financing costs increased dramatically from fiscal 2008 to fiscal 2009, associated with the acquisitions of Intersema and Visyx (the “2008 Acquisitions”) and 2009 Acquisitions. Amortization is disproportionately loaded more in the initial years of the acquisition, and therefore amortization expense is higher in the quarters immediately following a transaction, and declines in later years based on how various intangible assets are valued and amortized. Even with the acquisitions of Atexis and FGP completed toward the end of fiscal 2009, amortization is expected to decrease in fiscal 2010 as compared to fiscal 2009.

In addition to the margin exposure as a result of the depreciation of the U.S. dollar due to our higher level of costs than sales denominated in RMB, the Company also has foreign currency exchange exposures related to balance sheet accounts. When foreign currency exchange rates fluctuate, there is a resulting revaluation of assets and liabilities denominated and accounted for in foreign currencies. Foreign currency exchange (“fx”) losses or gains due to the revaluation of local subsidiary balance sheet accounts with realized and unrealized fx transactions increased sharply in recent years, because of, among other factors, volatility of foreign currency exchange rates. For example, our Swiss company, Intersema, which uses the Swiss franc as its functional currency, holds cash denominated in foreign currencies (U.S. dollar and Euro). As the Swiss franc appreciates against the U.S. dollar and/or Euro, the cash balances held in those denominations are devalued when stated in terms of Swiss francs. These fx transaction gains and losses are reflected in our “Foreign Currency Exchange Gain or Loss.” Aside from cash, our foreign entities generally hold receivables in foreign currencies, as well as payables. In fiscal 2009 and 2008, we posted a net expense of $771 and $618, respectively, in realized and unrealized foreign exchange losses associated with the revaluation of foreign assets held by foreign entities. We would expect to see continued fx losses or gains associated with volatility of foreign currency exchange rates.

On average the U.S. dollar weakened relative to the RMB, but appreciated against the Euro and Swiss franc during fiscal 2009. The Company has used foreign currency contracts to hedge some of this exposure. The Company has not hedged all of this exposure, but has accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk under hedge accounting. Therefore, both positive and negative movements in currency exchange rates relative to the U.S. dollar will continue to affect the reported amounts of sales, profits, and assets and liabilities in the Company’s consolidated financial statements.

Our overall effective tax rate will continue to fluctuate as a result of the allocation of earnings among various taxing jurisdictions with varying tax rates. We expect a decrease in our 2010 overall effective tax rate as compared to last year, excluding discrete items. The decrease in the estimated overall effective tax rate mainly reflects the impact of the overall decrease in profits due to the current economic situation, the shift of taxable earnings to tax jurisdictions with lower tax rates and favorable tax deductions in China. The overall shift in profits and losses was a higher proportion of profits to those jurisdictions with lower tax rates and a higher proportion of losses to jurisdictions with higher tax rates. The overall estimated effective tax rate is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely, but are subject to change.

The Company expects to continue investing in various capital projects in fiscal 2010, and capital spending in 2010 is expected to approximate $7,000. This level is lower than fiscal 2009, because capital spending in 2009 included the completion of the new China facility, as well as reductions related to various cost control measures.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS FROM OPERATIONS IN OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008, RESPECTIVELY:
	Three months ended
	September 30,			Percent
	2009	2008	Change	Change
Net sales	$49,087	$58,888	$(9,801)	(16.6)
Cost of goods sold	31,145	33,851	(2,706)	(8.0)
Gross profit	17,942	25,037	(7,095)	(28.3)
Operating expenses:
Selling, general, and administrative	14,261	16,425	(2,164)	(13.2)
Non-cash equity based compensation	811	726	85	11.7
Amortization of acquired intangibles	1,440	1,359	81	6.0
Total selling, general and administrative expenses	16,512	18,510	(1,998)	(10.8)
Operating income (loss)	1,430	6,527	(5,097)	(78.1)
Interest expense, net	1,018	806	212	26.3
Foreign currency exchange loss (gain)	(437)	396	(833)	(210.4)
Other expense	8	68	(60)	(88.2)
Income before income taxes	841	5,257	(4,416)	(84.0)
Income tax expense from continuing operations	675	1,446	(771)	(53.3)
Income from continuing operations, net of income taxes	166	3,811	(3,645)	(95.6)
Less: Net income attributable to noncontrolling interest	98	93	5	5.4
Income from continuing operations attributable to MEAS	$68	$3,718	$(3,650)	(98.2)

Net Sales: Net sales decreased to $49,087 for the quarter ended September 30, 2009 from $58,888 for the quarter ended September 30, 2008, a decrease of 16.6% or $9,801. The overall decrease in sales is due to the global economic recession. Organic sales, defined as net sales excluding sales attributed to 2009 Acquisitions of $2,292, declined $12,093 or 21%.

The current recession is one of the worst recessions in decades, and there is continued economic pressure in most areas of the global economy. The decrease in sales due to the overall impact of the recession was not evident in the first half of fiscal 2009, but became more evident in the third quarter of fiscal 2009. Accordingly, comparisons of the second quarter of fiscal 2010 to the second quarter of fiscal 2009 show significant decreases. Decreases in sales were in all sectors, driven largely by sharp reductions in sales to passenger and non-passenger vehicle customers in US, Europe and Asia. The most notable decline was with our largest customer, a large automotive supplier.

Gross Margin: Gross margin (gross profit as a percent of net sales) declined to approximately 36.6% for the quarter ended September 30, 2009 from approximately 42.6% during the quarter ended September 30, 2008. The decrease in margin is mainly due to lower volumes and the resulting decrease in overhead absorption, partially offset by improved product sales mix and certain cost control measures. As with all manufacturers, our gross margins are sensitive to overall volume of business in that certain costs are fixed. Since our overall level of business declined relative to the same period last year, our gross margins and overall level of profits decreased accordingly. The decrease in production volumes not only reflects the decrease due to the alignment of production levels to match lower sales volumes, but also the consumption of inventory built-up as part of the China facility move. The more favorable product sales mix is largely associated with lower proportion of sales of lower gross margin products. This would include lower sales to our largest customer, which primarily serves the automotive market and carries a lower gross margin than our overall average. Since the average RMB/U.S. dollar exchange rate for the three months ended September 30, 2009 was relatively stable, there was no significant impact on our margins.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates, and other factors.

Selling, General and Administrative: Overall, total selling, general and administrative (“total SG&A”) expenses decreased $1,998 or 10.8% to $16,512 largely due to cost reductions and the decrease in sales. In direct response to the global economic recession, management implemented several cost control initiatives, including reductions in headcount, management salaries, and the elimination of the Company’s management bonus program and 401(k) match. Additionally, SG&A declined because of the decrease in sales, since a portion of our total SG&A costs are variable and fluctuate with sales. Total SG&A expenses as a percent of net sales increased to 33.6% from 31.4%. The increase in operating expenses as a percent of net sales is due to costs decreasing at a lower rate than net sales, which is mainly the resulting impact of the recession on sales. Organic SG&A costs, defined as total SG&A costs excluding SG&A costs associated with the 2009 Acquisitions of $765, decreased $2,763 to $15,747 for the three months ended September 30, 2009.

Non-cash equity based compensation: Non-cash equity based compensation increased $85 to $811 from $726 for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The increase in non-cash equity based compensation is mainly due to the timing of the annual grant of stock options. This fiscal year the annual stock option grant was in July, as compared to November last year. Total compensation cost related to share based payments not yet recognized totaled $3,458 at September 30, 2009, which is expected to be recognized over a weighted average period of approximately 1.2 years.

Amortization of acquired intangibles and deferred financing costs: Amortization of acquired intangible assets and deferred financing costs increased $81 to $1,440 for the three months ended September 30, 2009 as compared to $1,359 for the three months ended September 30, 2008. The increase in amortization expense is mainly due to higher amortization expense associated with the 2009 Acquisitions. Amortization expense for intangible assets is higher during the first years after an acquisition because, among other things, the order back-log is fully amortized during the initial year. Amortization of acquired intangibles and deferred financing costs for fiscal 2010 is expected to decline relative to the prior year.

Interest expense, net: Interest expense increased $212 to $1,018 for the three months ended September 30, 2009 from $806 during the three months ended September 30, 2008. The increase in interest expense is primarily attributable to the increase in average total debt outstanding. Average total outstanding debt increased from $73,268 during the three months ended September 30, 2008 to $79,108 during the three months ended September 30, 2009, which was partially offset by the decrease in interest rates from about 4.8% last year to approximately 4.7% this year. Additionally, prior year interest expense was lower because the Company capitalized interest costs incurred on a portion of its debt during the construction of the China facility, and no such amounts were capitalized during the current year. The overall increase in outstanding debt is due to financing the 2009 Acquisitions.

Foreign Currency Exchange Gain: The increase in foreign currency exchange gain mainly reflects the increase in the gain associated with the changes in the value of the U.S. dollar relative to the Euro, and the decrease in foreign currency exchange losses associated with the value of the RMB relative to the U.S. dollar. Over the past few years, the Company has had foreign currency exchange losses due to the appreciation of the RMB relative to the U.S. dollar, but during the three months ended September 30, 2009, the value of the RMB relative to the U.S. dollar remained relatively stable as compared to the same period last year, and as such, there was a significant decrease in the related foreign currency exchange loss. The higher foreign currency exchange gain is the result of the depreciation of the value of the U.S. dollar relative to the Euro from June 30, 2009 to September 30, 2009. The value of the U.S. dollar relative to the Euro was moderately stable during the three months ended September 30, 2008. The Company continues to be impacted by volatility in foreign currency exchange rates, including the impact of the fluctuation of the U.S. dollar relative to the Euro and Swiss franc, as well as the appreciation of the RMB relative to the U.S. dollar.

Income Taxes: Income tax expense decreased to $675 for the three months ended September 30, 2009, as compared to $1,446 for the three months ended September 30, 2008. The decrease in income tax expense is primarily due to the decrease in profits before taxes and certain discrete tax adjustments.

Income tax expense during interim periods is based on an estimated overall effective tax rate (“ETR”). The estimated overall ETR without discrete items for fiscal 2010 is a negative 7%, as compared to the 28% estimated overall ETR during the first half of fiscal 2009. The decrease in the estimated overall effective tax rate mainly reflects the impact of the overall decrease in profits due to the current economic situation, the shift of taxable earnings to tax jurisdictions with lower tax rates and favorable tax deductions in China. The overall shift in profits and losses was a higher proportion of profits to those jurisdictions with lower tax rates and a higher proportion of losses to jurisdictions with higher tax rates. The overall estimated effective tax rate is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely, but are subject to change.

In July 2009, the Company received notification of approval from the local Chinese tax authority for certain research and development (“R&D”) deductions. The income tax benefit of approximately $266 associated with this R&D deduction is reflected as a favorable discrete tax adjustment during the quarter ending September 30, 2009.

During the second quarter of fiscal 2010, the Company received approval from the Swiss tax authority for a five year tax holiday effective in fiscal 2010. The Company’s tax rate in Switzerland was reduced to approximately 13% from 22%. In accordance with accounting principles for income taxes, the Company revalued the Company’s Swiss net deferred tax liabilities at the lower tax rate, resulting in a discrete non-cash income tax credit of $650 recorded during the second quarter of fiscal 2010.

The Company has previously considered undistributed earnings of its foreign subsidiaries to be indefinitely reinvested outside of the U.S. and, accordingly, no U.S. deferred taxes had been recorded with respect to such earnings. However, the Company has elected to distribute $7,500 of earnings from its Irish subsidiary, BetaTherm, and recorded a deferred tax liability and corresponding discrete income tax expense for $1,100 during the quarter ended September 30, 2009.

SIX MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2008

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS FROM OPERATIONS IN OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008, RESPECTIVELY:
	Six months ended
	September 30,			Percent
	2009	2008	Change	Change
Net sales	$93,828	$117,886	$(24,058)	(20.4)
Cost of goods sold	59,635	67,608	(7,973)	(11.8)
Gross profit	34,193	50,278	(16,085)	(32.0)
Operating expenses:
Selling, general, and administrative	29,284	33,851	(4,567)	(13.5)
Non-cash equity based compensation	1,411	1,524	(113)	(7.4)
Amortization of acquired intangibles and deferred financing costs	3,150	2,723	427	15.7
Total selling, general and administrative expenses	33,845	38,098	(4,253)	(11.2)
Operating income (loss)	348	12,180	(11,832)	(97.1)
Interest expense, net	2,187	1,512	675	44.6
Foreign currency exchange loss (gain)	(973)	332	(1,305)	(393.1)
Other expense (income)	27	(353)	380	(107.6)
Income (loss) before income taxes	(893)	10,689	(11,582)	(108.4)
Income tax expense from continuing operations	307	2,945	(2,638)	(89.6)
Income (loss) from continuing operations, net of income taxes	(1,200)	7,744	(8,944)	(115.5)
Less: Net income attributable to noncontrolling interest	210	170	40	23.5
Income (loss) from continuing operations attributable to MEAS	$(1,410)	$7,574	$(8,984)	(118.6)

Net Sales: Net sales decreased to $93,828 for the six months ended September 30, 2009 from $117,886 for the six months ended September 30, 2008, a decrease of $24,058 or 20.4%. The overall decrease in sales is due to the global economic recession. Organic sales, defined as net sales excluding sales attributed to 2009 Acquisitions of $6,282, declined $30,340 or 25.7%.

The current recession is one of the worst recessions in decades, and there is continued economic pressure in most areas of the global economy. The decrease in sales due to the overall impact of the recession was not evident in the first half of fiscal 2009, but became more evident in the third quarter of fiscal 2009. Accordingly, comparisons of the first half of fiscal 2010 to the first half of fiscal 2009 show significant decreases. Decreases in sales were in all sectors, driven largely by sharp reductions in sales to passenger and non-passenger vehicle customers in U.S., Europe and Asia. The most notable decline was with our largest customer, a large automotive supplier.

Gross Margin: Gross margin (gross profit as a percent of net sales) declined to approximately 36.4% for the six months ended September 30, 2009 from 42.6% during the six months ended September 30, 2008. The decrease in margin is mainly due to lower volumes and the resulting decrease in overhead absorption, partially offset by improved product sales mix and certain cost control measures. As with all manufacturers, our gross margins are sensitive to overall volume of business in that certain costs are fixed. Since our overall level of business declined relative to the same period last year, our gross margins and overall level of profits decreased accordingly. The decrease in production volumes not only reflects the decrease due to the alignment of production levels to match lower sales volumes, but also the consumption of inventory built-up as part of the China facility move. The more favorable product sales mix is largely associated with lower proportion of sales of lower gross margin products. This would include lower sales to our largest customer, which primarily serves the automotive market and carries a lower gross margin than our average. The average RMB/U.S. dollar exchange rate for the six months ended September 30, 2009 appreciated approximately 1.4% as compared to the same period last year, which translates to approximately $256 in annualized margin erosion.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates, and other factors.

Selling, General and Administrative: Overall, total selling, general and administrative (“total SG&A”) expenses decreased $4,253 or 11.2% to $33,845 largely due to cost reductions and the decrease in sales. In direct response to the global economic recession, management implemented several cost control initiatives, including reductions in headcount, management salaries, and the elimination of the Company’s management bonus program and 401(k) match. Additionally, SG&A declined because of the decrease in sales, since a portion of our total SG&A costs are variable and fluctuate with sales. Total SG&A expenses as a percent of net sales increased to 36.1% from 32.3%. The increase in operating expenses as a percent of net sales is due to costs decreasing at a lower rate than net sales, which is the resulting impact of the recession on sales, and higher salaries, amortization and other costs directly related to 2009 Acquisitions. Organic SG&A costs, defined as total SG&A costs excluding SG&A costs associated with the 2009 Acquisitions of $2,433, decreased $6,686 to $31,412 for the six months ended September 30, 2009.

Non-cash equity based compensation: Non-cash equity based compensation decreased $113 to $1,411 from $1,524 for the six months ended September 30, 2009 as compared to the six months ended September 30, 2008. The decrease in non-cash equity based compensation is mainly due to the lower valuation of non-cash equity based compensation and the ratable (i.e., higher expense recognition during the beginning) recognition of equity based compensation. The decrease in the valuation of non-cash equity based compensation is primarily the result of the decrease in the Company’s stock price, partially offset by higher volatility and quantity of options issued with the annual grants in fiscal 2009 and 2010 relative to the annual grant in fiscal 2008. Partially offsetting the decrease in non-cash equity based compensation, this fiscal year the annual stock option grant was in July, as compared to November last year. Total compensation cost related to share based payments not yet recognized totaled $3,458 at September 30, 2009, which is expected to be recognized over a weighted average period of approximately 1.2 years.

Amortization of acquired intangibles and deferred financing costs: Amortization of acquired intangible assets and deferred financing costs increased $427 to $3,150 for the six months ended September 30, 2009 as compared to $2,723 for the six months ended September 30, 2008. The increase in amortization expense is due to higher amortization expense associated with the 2009 Acquisitions and the write-off of certain deferred financing costs. Amortization expense for intangible assets is higher during the first years after an acquisition because, among other things, the order back-log is fully amortized during the initial year. Additionally, during the three months ended June 30, 2009, the Company expensed approximately $190 in deferred financing costs due to the amendment to the credit facility which resulted in a reduction in the principal amount of availability under the revolving credit facility. Amortization of acquired intangibles and deferred financing costs for fiscal 2010 is expected to decline relative to the prior year.

Interest expense, net: Interest expense increased $675 to $2,187 for the six months ended September 30, 2009 from $1,512 during the six months ended September 30, 2008. The increase in interest expense is primarily attributable to the increase in average total debt outstanding and average interest rates. Interest rates increased from about 4.8% last year to approximately 5.0% this year, and average total outstanding debt increased from an average amount outstanding of $73,655 during the six months ended September 30, 2008 to $80,870 during the six months ended September 30, 2009. The interest rate charged by the Company’s lenders has increased during the current year mainly because of the Seventh Amendment to the Amended Credit Facility (the “Amendment”), as described in Note 8 to the Condensed Consolidated Financial Statements filed in this Interim Report on Form 10-Q. Additionally, prior year interest expense was lower because the Company capitalized interest costs incurred on a portion of its debt during the construction of the China facility, and no such amounts were capitalized during the current year. Overall borrowings increased to finance 2009 Acquisitions.

Foreign Currency Exchange Gain: The increase in foreign currency exchange gain mainly reflects the increase in the gain associated with the changes in the value of the U.S. dollar relative to the Euro, and the decrease in foreign currency exchange losses associated with the value of the RMB relative to the U.S. dollar. Over the past few years, the Company has had foreign currency exchange losses due to the appreciation of the RMB relative to the U.S. dollar, but during the six months ended September 30, 2009, the value of the RMB relative to the U.S. dollar remained relatively stable as compared to the same period last year, and as such, there was a significant decrease in the related foreign currency exchange loss. The higher foreign currency exchange gain is the result of the depreciation of the value of the U.S. dollar relative to the Euro from March 31, 2009 to September 30, 2009. The value of the U.S. dollar relative to the Euro was moderately stable during the six months ended September 30, 2008. The Company continues to be impacted by volatility in foreign currency exchange rates, including the impact of the fluctuation of the U.S. dollar relative to the Euro and Swiss franc, as well as the appreciation of the RMB relative to the U.S. dollar.

Other expense (income): Other expense (income) consists of various non-operating items. Other expense (income) fluctuated from income of $353 for the six months ended September 30, 2008 to an expense of $27 for the six months ended September 30, 2009, mainly due to the income recognized for the $500 of Chinese incentives for foreign investments provided to the Company last year.

Income Taxes: Income tax expense during the six months ending September 30, 2009 decreased to $307, as compared to $2,945 for the first six months ended September 30, 2008. The fluctuation of income tax expense is mainly due to the decrease in profit before taxes, as well as the impact of a number of discrete tax adjustments.

Income taxes during interim periods are based on an estimated overall ETR. During the second fiscal quarter ended September 30, 2009, the Company revised the 2010 estimated overall ETR without discrete items to a negative 7% from 20%. The decrease in the 2010 estimated overall ETR was due to, among other things, the shifting of expected profits and losses before taxes between tax jurisdictions with differing tax rates, favorable tax deductions in China and lower Swiss tax rate. The overall shift in profits and losses was a higher proportion of profits to those jurisdictions with lower tax rates and a higher proportion of losses to jurisdictions with higher tax rates.

The negative 7% estimated overall ETR for fiscal 2010 is lower than the 28% estimated overall ETR during the first half of fiscal 2009. The decrease in the estimated overall effective tax rate mainly reflects the impact of the overall decrease in profits due to the current economic situation, the shift of taxable earnings to tax jurisdictions with lower tax rates, and favorable tax deductions in China. The overall estimated effective tax rate is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely, but are subject to change.

In July 2009, the Company received notification of approval from the local Chinese tax authority for certain research and development (“R&D”) deductions. The income tax benefit of approximately $266 associated with this R&D deduction is reflected as a favorable discrete tax adjustment during the quarter ending September 30, 2009.

During the second quarter of fiscal 2010, the Company received approval from the Swiss tax authority for a five year tax holiday effective in fiscal 2010. The Company’s tax rate in Switzerland was reduced to approximately 13% from 22%. In accordance with accounting principles for income taxes, the Company revalued the Company’s Swiss net deferred tax liabilities at the lower tax rate, resulting in a discrete non-cash income tax credit of $650 recorded during the second quarter of fiscal 2010.

The Company has previously considered undistributed earnings of its foreign subsidiaries to be indefinitely reinvested outside of the U.S. and, accordingly, no U.S. deferred taxes had been recorded with respect to such earnings. However, the Company elected to distribute $7,500 of undistributed earnings from its Irish subsidiary, BetaTherm, and recorded a deferred tax liability and corresponding discrete income tax expense for $1,100 during the quarter ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $27,792 at September 30, 2009, an increase of $4,309 as compared to March 31, 2009, reflecting, among other factors, the Company’s ability to generate positive operating cash flows, which was partially offset by approximately $9,020 in payments to reduce debt and $2,305 of cash used for purchases of property and equipment. Cash balances may decline as the Company continues to pay down debt and funds capital additions, as well as due to the overall impact of the global recession.

The following schedule compares the primary categories of the consolidated statement of cash flows:

	Six months ended September 30,
	2009	2008	Change

Net cash provided by operating activities from continuing operations	$15,953	$15,574	$379

Net cash used in investing activities from continuing operations	(2,355)	(7,962)	5,607

Net cash used in financing activities from continuing operations	(9,850)	(5,902)	(3,948)

Net cash provided by discontinued operations	-	540	(540)

Effect of exchange rate changes on cash	561	(1,101)	1,662

Net change in cash and cash equivalents from continuing operations	$4,309	$1,149	$3,160

In spite of the economic recession, the Company was able to generate positive operating cash flows, as a result of implementing initiatives to improve operating cash flows through working capital management and various cost control measures. Cash flows from operating working capital (changes in trade accounts receivables, inventory, and accounts payable) fluctuated from a use of cash flows of $1,713 last year to source of cash flows of $6,104 during the current period. The single largest driver of operating cash flows was from inventory consumption. Inventory balances decreased as compared to last year because of the utilization of inventory built-up for the planned China facility move, as well as the reduction of inventory due to the decrease in projected sales. Other items impacting operating cash flows include continued efforts to maintain strong collections of trade receivables, as well as the impact of income taxes and accrued expenses. The increase in accrued expenses is due in large part to the increase in accrued interest payable resulting from the higher interest expense. The fluctuation in the income taxes payable and receivable reflects, among other things, the collection of certain research tax credits and the swing from income tax expense to income tax benefit in certain tax jurisdictions as a consequence of the change from a profit before taxes to a loss before taxes during the current year.

Net cash used in investing activities was $2,355 as compared to $7,962 last year. The prior year capital spending levels were higher due to the construction of the new China facility, and the lower level of capital spending during the current year reflects the impact of cost control measures.

Net cash used in financing activities totaled $9,850 for the six months ended September 30, 2009, as compared to $5,902 used in financing activities during the same period last year. The increase in debt payments reflects the Company’s efforts to reduce debt levels.

The effect of exchange rate changes on cash is the translation decrease or increase in cash balances due to the fluctuation of foreign currency exchange rates. For example, €1,000 is translated to $1,320 based on March 31, 2009 exchange rates, but the same €1,000 is translated to $1,460 using exchange rates at September 30, 2009. The current year impact of exchange rate changes is primarily due to the depreciation of the U.S. dollar relative to the Euro and the relative stability of the RMB relative to the U.S. dollar.

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

On April 27, 2009, the Company entered into an amendment (the “Amendment”) to the Amended Credit Facility whereby the Company proactively negotiated a reduction of our debt covenant requirements, as a result of the decline in our sales and profitability resulting from the impact of the global recession. The Amendment provides the Company with additional flexibility under its minimum EBITDA covenant, total leverage ratio covenant, fixed charge ratio covenant and maximum capital expenditure covenant included in its senior credit facility. Under the terms of the Amendment, the principal amount available under the Company’s revolver has been reduced from $121,000 to $90,000. The Amendment increased the interest rate by between 1.50% and 2.25%, increased the Index Margin and LIBOR Margin (which vary based on the Company’s debt to EBITDA leverage ratio), and also increased the commitment fee on the unused balance to 0.5% per annum. As part of the Amendment, the Company paid $832 in amendment fees, which were capitalized as deferred financing costs. Pursuant to the Amendment, the Company is prohibited from consummating any business acquisitions without lender approval during the covenant relief period, which ends March 31, 2010. Management believes the Company will be in compliance with the revised debt covenants, but there can be no assurance that these reductions will be sufficient if the recession is longer or worse than we expect. The Company is presently in compliance with applicable financial covenants at September 30, 2009.

The Company’s debt covenant requirements for September 30, 2009 and the next two quarters are as follows:

	Amended Financial Covenant Requirements
	September 30,	December 31,
	2009	2009	March 31, 2010
Minimum Proforma Earnings Before Income Taxes, Stock Options, Depreciation, and Amortization ("PEBITSDA")	$16,600	$19,100	$24,750

Minimum Adjusted Fixed Charge Coverage Ratio for the last twelve months	1.00	1.15	1.20

Maximum Adjusted Capital Expenditures for the last twelve months	$6,541	$7,978	$8,758

Maximum Adjusted Total Leverage Ratio	5.00	4.25	3.25

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

As of September 30, 2009, the Company utilized the LIBOR based rate for the term loan and for $64,000 of the revolving credit facility under the Amended Credit Facility. The weighted average interest rate applicable to borrowings under the revolving credit facility was approximately 4.5% at September 30, 2009. As of September 30, 2009, the outstanding borrowings on the revolving credit facility, which is classified as long-term debt, were $64,047, and the Company had an additional $25,953 available under the revolving credit facility. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change. At September 30, 2009, the Company could borrow an additional $25,953.

Promissory Notes: In connection with the acquisition of Intersema, the Company issued Swiss franc denominated unsecured promissory notes (“Intersema Notes”) totaling 10,000 Swiss francs. At September 30, 2009, the unpaid balance of the Intersema Notes totaled $7,242, of which $2,414 is classified as current. The Intersema Notes are payable in four equal annual installments, the first of which was paid in January 2009, and bear an interest rate of 4.5% per year.

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

At September 30, 2009, we had approximately $27,792 of available cash and $25,953 of borrowing capacity under the revolving credit facility after considering the impact of the Amendment on borrowing capacity. This cash balance includes cash of $5,374 in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations. The Company’s cash balances are generated and held in numerous locations throughout the world, including substantial amounts held outside the United States. The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed. Wherever possible, cash management is centralized and intra-company financing is used to provide working capital to the Company’s operations. Most of the cash balances held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted or prohibited by local laws. Where local restrictions prevent an efficient intra-company transfer of funds, the Company’s intent is that cash balances would remain in the foreign country and it would meet United States liquidity needs through ongoing cash flows, external borrowings, or both.

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

NEW ACCOUNTING PRONOUNCEMENTS: In December 2007, the FASB issued new accounting principles for acquisition accounting and noncontrolling interests, which require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. These principles are effective April 1, 2009. The Company will apply the new acquisition accounting principles to business combinations occurring after March 31, 2009. The accounting for contingent consideration under the new acquisition accounting standards requires the measurement of contingencies at the fair value on the acquisition date. Contingent consideration can be either a liability or equity based. Subsequent changes to the fair value of the contingent consideration (liability) are recognized in earnings, not to goodwill, and equity classified contingent consideration amounts are not re-measured. The adoption of the new standards for acquisition accounting and noncontrolling interests did not have a material impact on the Company’s results of operations and financial position.

In February 2008, the FASB issued new accounting standards for leases, which removed fair value measurement requirements for certain leasing transactions. In February 2008, the FASB also delayed the effective date for fair value measurements for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 2008. On April 1, 2009, the Company adopted the previously deferred provisions of accounting for fair value measurements for non-financial assets and liabilities. The adoption of these guidelines did not have any impact on the Company’s results of operations and financial condition.

In April 2008, the FASB issued new guidelines for determining the useful life of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the new accounting standards for determining the useful life of intangible assets is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The new guidelines shall be applied for the Company prospectively to all intangible assets acquired after March 31, 2009. The adoption of these guidelines did not any impact on the Company’s results of operations and financial condition.

In May 2008, the FASB issued the Accounting Standards Codification (“AS Codification”). The AS Codification identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As part of the transition to the AS Codification, plain English references are provided to the corresponding accounting policies, rather than specific numeric AS Codification references. There was no impact on our financial position, results of operations or cash flow upon the adoption of this standard.

On December 30, 2008, the FASB issued new disclosure requirements for employer postretirement benefit plan assets effective for fiscal years ending after December 15, 2009. The new disclosure requirements clarify an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The new requirements also prescribe expanded disclosures regarding investment allocation decisions, categories of plan assets, inputs, and valuation techniques used to measure fair value, the effect of Level 3 inputs on changes in plan assets and significant concentrations of risk.   The Company will adopt the new disclosure requirements at March 31, 2010 and the adoption of the new disclosure requirements will not have a material impact on the Company’s results of operations and financial condition.

In June 2009, the FASB issued new accounting principles which eliminate the concept of qualifying special purpose entity (“QSPE”). These principles improve financial reporting by enterprises involved with VIEs and address constituent concerns about the application of certain key provisions, including those in which the accounting and disclosures an enterprise’s involvement in a variable interest entity. These new accounting principles related to VIEs are effective as of the beginning of the annual reporting period that begins after November 15, 2009, for interim periods within that annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited. The Company is evaluating the potential impact of the adoption of the new accounting principles related to VIEs with the elimination of the QSPE concept on the Company’s results of operations and financial condition.

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

AGGREGATE CONTRACTUAL OBLIGATIONS: As of September 30, 2009, the Company’s contractual obligations, including payments due by period, are as follows:

Contractual Obligations:	Payment due by period
	Total	1 year	2-3 years	4-5 years	> 5 years
Long-term debt obligations	$85,310	$4,753	$80,547	$10	$-
Interest obligation on long-term debt	10,920	3,834	7,086	-	-
Capital lease obligations	694	529	165	-	-
Operating lease obligations *	34,380	5,637	10,094	9,796	8,853
Other long-term obligations**	483	355	128	-	-
Total	$131,787	$15,108	$98,020	$9,806	$8,853

* Operating lease obligations are not reduced for annual sublease rentals of approximately $150.
**Other long-term obligations on the Company’s balance sheet under GAAP primarily consist of obligations under warranty polices and tax liabilities, but exclude earn-out contingencies associated with acquisitions since the satisfaction of the contingencies is not determinable or achieved at September 30, 2009. The timing of cash flows associated with these obligations is based upon management’s estimate over the terms of these arrangements and are largely based on historical experience.

The above contractual obligation table excludes certain contractual obligations, such as earn-outs related to acquisitions or possible severance payments to certain executives, since these contractual commitments are not accrued as liabilities at September 30, 2009. These contractual obligations are accrued as liabilities when the respective contingencies are determinable or achieved. Amounts in the above table for other long-term obligations are based on March 31, 2009 balances because there have been no significant changes as of September 30, 2009.

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

Interest Rate Risk: Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility and term loan accrue at a rate based on either a LIBOR rate plus a LIBOR margin or at an Indexed (prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at our election. Our results will be adversely affected by any increase in interest rates. For example, based on the $77,047 of total debt outstanding under these facilities at September 30, 2009, an annual interest rate increase of 100 basis points would increase interest expense and decrease our pre-tax profitability by $770. We do not currently hedge this interest rate exposure.

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

Foreign Currency Exchange Rate Risk: Foreign currency exchange rate risk arises from the Company’s investments in subsidiaries owned and operated in foreign countries, as well as from transactions with customers in countries outside the United States. The effect of a change in currency exchange rates on the Company’s net investment in international subsidiaries is reflected in the “accumulated other comprehensive income” component of stockholders’ equity. A 10% appreciation in major currencies relative to the U.S. dollar at September 30, 2009 would result in a reduction of stockholders’ equity of approximately $10,977.

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

The renminbi did not appreciate during the first half of fiscal 2010, but appreciated by 2.5% and 9.0% during 2009 and 2008, respectively. The Chinese government no longer pegs the renminbi to the US dollar, but established a currency policy letting the renminbi trade in a narrow band against a basket of currencies. The Company has more expenses in renminbi than sales (i.e., short renminbi position), and as such, when the U.S. dollar weakens relative to the renminbi, our operating profits decrease. Based on our net exposure of renminbi to U.S. dollars for the fiscal year ended March 31, 2009 and forecast information for fiscal 2010, we estimate a negative operating income impact of approximately $183 for every 1% appreciation in renminbi against the U.S. dollar (assuming no price increases passed to customers, and no associated cost increases or currency hedging). We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

Fluctuations in the value of the Hong Kong dollar have not been significant since October 17, 1983, when the Hong Kong government tied the value of the Hong Kong dollar to that of the U.S. dollar. However, there can be no assurance that the value of the Hong Kong dollar will continue to be tied to that of the U.S. dollar.

The Company’s French and Germany subsidiaries have more sales in Euro than expenses in Euro and the Company’s Swiss subsidiary has more expenses in Swiss franc than sales in Swiss francs, and as such, if the U.S. dollar weakens relative to the Euro and Swiss franc, our operating profits increase in France and Germany but decline in Switzerland. Based on the net exposures of Euros and Swiss francs to the U.S. dollars for the fiscal year ended March 31, 2009, we estimate a positive operating income impact of $55 in Euros and a positive income impact of less than $1 for every 1% appreciation in the Euro and Swiss franc, respectively, relative to the U.S. dollar (assuming no price increases passed to customers, and associated cost increases or currency hedging).

The Company has a number of foreign currency exchange contracts in Europe in an attempt to hedge the Company’s exposure to the Euro and RMB. The Euro/U.S. dollar and Japanese Yen/Euro currency contracts have gross notional amounts totaling $3,336 and $2,408, respectively, with exercise dates through June 2010 at an average exchange rate of $1.38 (Euro to U.S. dollar conversion rate) and $119 Yen (Euro to Japanese Yen). Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in results of operations, not in other comprehensive income.

To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer with the participation of management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2009, management did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s evaluation of our controls and procedures as of September 30, 2009 excluded the evaluation of internal controls for the Company’s joint venture in Japan, Nikisso-THERM (“NT”), and the Company’s recent acquisitions of RIT SARL (“Atexis”) and FGP Instrumentation, GS Sensors and ALS (collectively “FGP”) during 2009. NT is an entity consolidated pursuant to accounting rules for consolidation of variable interest entities. The Company does not have the ability to dictate or modify the controls of NT, and the Company does not have the ability, in practice, to assess those controls. Management expects to implement the Company’s internal controls over financial reporting for Atexis and FGP within one year from the acquisition date.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of Shareholders of Measurement Specialties, Inc. was held on September 22, 2009

(b)	All director nominees were elected.

(c)	The following matters were voted upon at the meeting of shareholders and the votes cast with respect to such matters were as follows:

	Votes Received For	Votes Withheld
Election of Directors:

R. Barry Uber	11,432,047	563,018
Satish Rishi	11,821,333	173,732

	Votes Received For	Votes Against	Votes Withheld	Broker Non-Votes
Ratification of appointment of independent public accountants, KPMG LLP, for the fiscal year ending March 31, 2010.	11,443,274	388,258	163,533	0

ITEM 6. EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Measurement Specialties, Inc. (Registrant)

Date: November 4, 2009	By:	/s/ Frank D. Guidone
Frank D. Guidone President, Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2009	By:	/s/ Mark Thomson
Mark Thomson Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Frank D. Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Mark Thomson required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Frank D. Guidone and Mark Thomson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350