Form 10-Q
period 2009-12-31
Measurement Specialties Inc
filed 2010-02-03
CIK 778734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:  At January 29, 2010, the number of shares outstanding of the Registrant’s common stock was 14,514,457.

MEASUREMENT SPECIALTIES, INC.
FORM 10-Q
TABLE OF CONTENTS
DECEMBER 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands, except per share amounts)	2009	2008	2009	2008
Net sales	$54,755	$43,299	$148,583	$161,184
Cost of goods sold	32,795	24,379	92,472	91,987
Gross profit	21,960	18,920	56,111	69,197
Selling, general, and administrative expenses	17,713	16,866	51,513	54,963
Operating income	4,247	2,054	4,598	14,234
Interest expense, net	905	675	3,092	2,187
Foreign currency exchange loss (gain)	(64)	351	(1,037)	684
Other expense (income)	52	161	79	(193)
Income from continuing operations, before income taxes	3,354	867	2,464	11,556
Income tax expense (benefit) from continuing operations	(28)	(115)	280	2,830
Income from continuing operations, net of income taxes	3,382	982	2,184	8,726
Loss from discontinued operations, net of income taxes	(16)	-	(142)	-
Net income	3,366	982	2,042	8,726
Less: Net income attributable to noncontrolling interest	118	106	328	276
Net income attributable to Measurement Specialties, Inc. ("MEAS")	$3,248	$876	$1,714	$8,450

Amounts attributable to MEAS common shareholders:
Income from continuing operations, net of income taxes	$3,264	$876	$1,856	$8,450
Loss from discontinued operations attributable to MEAS	(16)	-	(142)	-
Net income	$3,248	$876	$1,714	$8,450

Earnings per common share - Basic:
Income from continuing operations, net of income taxes	$0.22	$0.06	$0.13	$0.58
Loss from discontinued operations attributable to MEAS	-	-	(0.01)	-
Net income - Basic	$0.22	$0.06	$0.12	$0.58

Earnings per common share - Diluted:
Income from continuing operations, net of income taxes	$0.22	$0.06	$0.13	$0.58
Loss from discontinued operations attributable to MEAS	-	-	(0.01)	-
Net income - Diluted	$0.22	$0.06	$0.12	$0.58

Weighted average shares outstanding - Basic	14,504	14,464	14,492	14,461
Weighted average shares outstanding - Diluted	14,686	14,536	14,629	14,545

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONSENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands)	December 31, 2009	March 31, 2009

ASSETS

Current assets:
Cash and cash equivalents	$26,303	$23,483
Accounts receivable trade, net of allowance for doubtful accounts of $710 and $898, respectively	28,934	28,830
Inventories, net	43,043	45,384
Deferred income taxes, net	933	2,067
Prepaid expenses and other current assets	3,797	3,968
Other receivables	1,019	458
Due from joint venture partner	776	1,824
Promissory note receivable	-	283
Income taxes receivable	2,580	-
Total current assets	107,385	106,297

Property, plant and equipment, net	45,351	46,875
Goodwill	100,142	99,176
Acquired intangible assets, net	25,627	27,478
Deferred income taxes, net	1,560	2,985
Other assets	1,376	1,319
Total assets	$281,441	$284,130

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	December 31, 2009	March 31, 2009

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of promissory notes payable	$2,408	$2,176
Current portion of long-term debt	2,471	2,356
Current portion of capital lease obligations	305	797
Accounts payable	17,166	15,381
Accrued expenses	5,103	3,041
Accrued compensation	5,937	5,656
Income taxes payable	-	1,838
Other current liabilities	4,117	3,394
Total current liabilities	37,507	34,639

Revolver	63,547	71,407
Promissory notes payable, net of current portion	4,817	4,352
Long-term debt, net of current portion	6,948	12,769
Capital lease obligations, net of current portion	143	250
Other liabilities	1,117	1,085
Total liabilities	114,079	124,502

Equity:
Measurement Specialties, Inc. ("MEAS") shareholders' equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	-	-
Common stock, no par; 25,000,000 shares authorized; 14,509,957 and 14,483,622 shares issued and outstanding, respectively	-	-
Additional paid-in capital	84,279	81,948
Retained earnings	68,932	67,218
Accumulated other comprehensive income	12,150	8,110
Total MEAS shareholders' equity	165,361	157,276
Noncontrolling interest	2,001	2,352
Total equity	167,362	159,628
Total liabilities and shareholders' equity	$281,441	$284,130

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

				Accumulated
	Shares of	Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling		Comprehensive
(Dollars in thousands)	Stock	Capital	Earnings	Income	Interest	Total	Income
Balance, March 31, 2008	14,440,848	$78,720	$61,939	$15,130	$1,953	$157,742
Comprehensive income:
Net income		-	8,450	-	276	8,726	$8,726
Currency translation adjustment		-	-	(3,544)	334	(3,210)	(3,210)
Comprehensive income							$5,516
Non-cash equity based compensation		2,251	-	-	-	2,251
Amounts from exercise of stock options	36,590	276	-	-	-	276
Balance, December 31, 2008	14,477,438	$81,247	$70,389	$11,586	$2,563	$165,785

Balance, March 31, 2009	14,483,622	$81,948	$67,218	$8,110	$2,352	$159,628
Comprehensive income:
Net income		-	1,714	-	328	2,042	$2,042
Currency translation adjustment		-	-	4,040	136	4,176	4,176
Comprehensive income							$6,218
Non-cash equity based compensation		2,275	-	-	-	2,275
Noncontrolling interest distributions		-	-	-	(815)	(815)
Amounts from exercise of stock options	26,335	56	-	-	-	56
Balance, December 31, 2009	14,509,957	$84,279	$68,932	$12,150	$2,001	$167,362

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
(Amounts in thousands)	2009	2008
Cash flows from operating activities:
Net income	$2,042	$8,726
Less: Loss from discontinued operations	(142)	-
Income from continuing operations	2,184	8,726

Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
Depreciation and amortization	10,835	9,588
Loss on sale of assets	64	117
Non-cash equity based compensation	2,275	2,251
Deferred income taxes	619	(1,532)
Net change in operating assets and liabilities:
Accounts receivable, trade	834	13,216
Inventories	3,768	(7,402)
Prepaid expenses, other current assets and other receivables	(204)	(26)
Other assets	1,126	783
Accounts payable	193	(7,599)
Accrued expenses, accrued compensation, other current and other liabilities	3,027	(1,654)
Income taxes payable and income taxes receivable	(2,836)	1,166
Net cash provided by operating activities from continuing operations	21,885	17,634
Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(3,683)	(11,334)
Proceeds from sale of assets	74	6
Acquisition of business, net of cash acquired	(100)	-
Net cash used in investing activities from continuing operations	(3,709)	(11,328)
Cash flows from financing activities from continuing operations:
Repayments of long-term debt	(5,801)	(2,439)
Borrowings of short-term debt, revolver and notes payable	-	2,500
Repayments of short-term debt, revolver, capital leases and notes payable	(8,549)	(4,487)
Payment of deferred financing costs	(832)	-
Noncontrolling interest distributions	(815)	-
Proceeds from exercise of options and employee stock purchase plan	56	276
Net cash used in financing activities from continuing operations	(15,941)	(4,150)

Net cash provided by investing activities of discontinued operations	141	540
Net cash provided by discontinued operations	141	540

Net change in cash and cash equivalents	2,376	2,696
Effect of exchange rate changes on cash	444	(1,064)
Cash, beginning of year	23,483	21,565
Cash, end of period	$26,303	$23,197

Supplemental Cash Flow Information:
Cash paid or received during the period for:
Interest paid	$2,938	$2,119
Income taxes paid	3,821	1,715
Income taxes refunded	2,384	-

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Interim Financial Statements:  The information presented as of December 31, 2009 and for the three and nine month periods ended December 31, 2009 and 2008 is unaudited, and reflects all adjustments (consisting only of normal recurring adjustments) which Measurement Specialties, Inc. (the “Company” or “MEAS”) considers necessary for the fair presentation of the Company’s financial position as of December 31, 2009, the results of its operations for the three and nine month periods ended December 31, 2009 and 2008, and cash flows for the nine month periods ended December 31, 2009 and 2008. The Company’s March 31, 2009 balance sheet information was derived from the audited consolidated financial statements for the year ended March 31, 2009, which are included as part of the Company’s Annual Report on Form 10-K.

The condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2009, which are included as part of the Company’s Annual Report on Form 10-K.

The Company has evaluated subsequent events for potential recognition and/or disclosure through February 3, 2010, the date the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

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

In accordance with accounting principles for consolidation of entities whose equity holders do not possess the characteristics of a controlling financial interest or whose equity investment at risk is not considered sufficient to finance its activities without additional subordinated financial support for which the Company is the primary beneficiary, commonly referred to as variable interest entities or “VIEs”, the Company consolidates its joint venture in Japan, its one VIE for which the Company is the primary beneficiary. With the purchase of YSI Temperature in April 2006, the Company acquired a 50 percent ownership interest in Nikisso-THERM (“NT”), a joint venture in Japan. This joint venture is included in the condensed consolidated financial statements of the Company for the periods ended December 31, 2009 and 2008, and at December 31, 2009 and March 31, 2009.  Noncontrolling interests recorded in the condensed consolidated financial statements represent the ownership interest in NT not owned by the Company.  The presentation of certain prior year information for minority interest in the condensed consolidated statements of operations, condensed consolidated balance sheets, condensed consolidated statements of shareholders’ equity and condensed consolidated statements of cash flows have been reclassified to noncontrolling interests.

In accordance with the disclosure requirements of accounting policies for VIEs of public reporting companies, the nature of the Company’s involvement with NT is not as a sponsor of a qualifying special purpose entity (QSPE) for the transfer of financial assets.  NT is a self-sustaining manufacturer and distributor of temperature based sensor systems in Asian markets.  The assets of NT are for the operations of the joint venture and the VIE relationship does not expose the Company to risks not considered normal business risks.  The carrying amount and classification of the VIE’s assets and liabilities included in the condensed consolidated statement of financial position are as follows at December 31, 2009 and March 31, 2009:
	December 31,	March 31,
	2009	2009
Assets:
Cash	$1,304	$1,206
Accounts receivable	1,342	1,176
Inventory	712	660
Other assets	426	456
Due from joint venture partner	776	1,824
Property and equipment	159	203
	4,719	5,525

Liabilities:
Accounts payable	313	194
Accrued expenses	97	195
Income tax payable	184	276
Other liabilities	123	156
	$717	$821

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

In June 2009, the FASB issued new accounting principles for VIEs which, among other things, established a qualitative approach for the determination of the primary beneficiary of a VIE.  An enterprise is required to consolidate a VIE if it has both the power to direct activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb the losses of the VIE or the right to receive the benefits of the VIE.  These principles improve financial reporting by enterprises involved with VIEs and address constituent concerns about the application of certain key provisions, including those in which the accounting and disclosures an enterprise’s involvement in a variable interest entity, as well as address significant diversity in practice in the approaches and methodology used to calculate a VIE’s variability.  These new accounting principles related to VIEs are effective as of the beginning of the annual reporting period that begins after November 15, 2009, for interim periods within that annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company is evaluating the potential impact of the adoption of the new accounting principles related to VIEs on the Company’s results of operations and financial condition.

3.  NON-CASH EQUITY BASED COMPENSATION AND PER SHARE INFORMATION

Non-cash equity-based compensation expense for the three months ended December 31, 2009 and 2008 was $865 and $727, respectively, and for the nine months ended December 31, 2009 and 2008 was $2,275 and $2,251, respectively. The estimated fair value of stock options granted during the three and nine months ended December 31, 2009 approximated $14 and $2,488, respectively, net of expected forfeitures and is being recognized over their respective vesting periods. During the three and nine months ended December 31, 2009, the Company recognized $10 and $748, respectively, of expense related to these options.

The Company has four equity-based compensation plans for which options are currently outstanding.  These plans are administered by the compensation committee of the Board of Directors, which approves grants to individuals eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. The Chief Executive Officer can also grant individual awards up to certain limits as approved by the compensation committee. Awards are generally granted based on the individual’s performance. Terms for stock option awards include pricing based on the closing price of the Company’s common stock on the award date, and generally vest over three to five year requisite service periods using a graded vesting schedule or subject to performance targets established by the compensation committee. Shares issued under stock option plans are newly issued common stock. Readers should refer to Note 14 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 for additional information related to the four equity based compensation plans under which options are currently outstanding.

During the three and nine months ended December 31, 2009, the Company granted a total of 3,000 and 714,218 stock options from the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan permits the granting of incentive stock options, non-qualified stock options, and restricted stock units.  Subject to certain adjustments, the maximum number of shares of common stock that may be issued under the 2008 Plan in connection with awards is 1,400,000 shares.  With the adoption of the 2008 Plan, no further options may be granted under the Company’s other option plans.

The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of equity-based awards with the following assumptions for the indicated period.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Dividend yield	-	-	-	-
Expected volatility	64.0%	48.9%	62.9%	47.6%
Risk free interest rate	1.9%	1.5%	2.1%	1.6%
Expected term after vesting (in years)	2.0	2.0	2.0	2.0
Weighted-average grant-date fair value	$4.58	$1.98	$3.48	$1.96

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

During the nine months ended December 31, 2009, 13,275 stock options were exercised yielding $21 in cash proceeds and no tax benefit recognized as additional paid-in capital.  At December 31, 2009, there was $2,815 of unrecognized compensation cost adjusted for estimated forfeitures related to share-based payments, which is expected to be recognized over a weighted-average period of approximately 1.29 years.

Per Share Information:  Basic and diluted per share calculations are based on net income (loss) attributable to MEAS.  Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, less the shares that may be repurchased with the funds received from their exercise.  Outstanding awards relating to approximately 2,533,537 and 2,327,725 weighted shares were excluded from the calculation for the three and nine months ended December 31, 2009, respectively, and approximately 1,940,376 and 1,860,916 weighted shares were excluded from the calculation for the three and nine months ended December 31, 2008, respectively, as the impact of including such awards in the calculation of diluted earnings per share would have had an anti-dilutive effect.

The computation of the basic and diluted net income per common share is as follows:

	Net income (Loss) (Numerator)	Weighted Average Shares in thousands (Denominator)	Per-Share Amount
Three Months Ended December 31, 2009
Basic per share information	$3,248	14,504	$0.22
Effect of dilutive securities	-	182	-
Diluted per-share information	$3,248	14,686	$0.22

Three Months Ended December 31, 2008
Basic per share information	$876	14,464	$0.06
Effect of dilutive securities	-	72	-
Diluted per-share information	$876	14,536	$0.06

Nine Months Ended December 31, 2009
Basic per share information	$1,714	14,492	$0.12
Effect of dilutive securities	-	137	-
Diluted per-share information	$1,714	14,629	$0.12

Nine Months Ended December 31, 2008
Basic per share information	$8,450	14,461	$0.58
Effect of dilutive securities	-	84	-
Diluted per-share information	$8,450	14,545	$0.58

4. INVENTORIES

Inventories and inventory reserves for slow-moving, obsolete and lower of cost or market exposures at December 31, 2009 and March 31, 2009 are summarized as follows:

	December 31, 2009	March 31, 2009
Raw Materials	$24,642	$22,270
Work-in-Process	7,174	4,622
Finished Goods	14,908	21,981
	46,724	48,873
Inventory Reserves	(3,681)	(3,489)
	$43,043	$45,384

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments.  Property, plant and equipment are summarized as follows:

	December 31, 2009	March 31, 2009
Production equipment & tooling	$49,680	$45,894
Building and leasehold improvements	24,335	24,301
Furniture and equipment	14,228	13,663
Construction-in-progress	1,083	1,122
Total	89,326	84,980
Less: accumulated depreciation and amortization	(43,975)	(38,105)
	$45,351	$46,875

Total depreciation was $2,165 and $1,756 for the three months ended December 31, 2009 and 2008, respectively.  Total depreciation was $6,221 and $5,610 for the nine months ended December 31, 2009 and 2008, respectively.  Property and equipment included $448 and $1,047 in capital leases at December 31, 2009 and March 31, 2009, respectively.

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

Goodwill balances presented in the condensed consolidated balance sheets of foreign acquisitions are translated at the exchange rate in effect at each balance sheet date; however, opening balance sheets used to calculate goodwill and acquired intangible assets are based on purchase date exchange rates, except for earn-out payments, which are recorded at the exchange rates in effect on the date the earn-out is accrued.  The following table shows the roll-forward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for the nine months ended December 31, 2009:

Balance March 31, 2009	$99,176
Attributable to 2009 acquisitions	(5)
Effect of foreign currency translation	971
Balance December 31, 2009	$100,142

The following briefly describes the Company’s acquisitions from the beginning of fiscal 2008 forward.

Visyx:  Effective November 20, 2007, the Company acquired certain assets of Visyx Technologies, Inc. (Visyx”) based in Sunnyvale, California for $1,624 ($1,400 at close, $100 held-back to cover certain expenses, and $124 in acquisition costs). The Seller has the potential to receive up to an additional $2,000 in the form of a contingent payment based on successful commercialization of specified sensors prior to December 31, 2011, and an additional $9,000 earn-out based on a percentage of sales through calendar year 2011. If these earn-out contingencies are resolved and meet established conditions, these amounts will be recorded as an additional element of the cost of the acquisition.  The resolution of these contingencies is not determinable at this time, and accordingly, the Company’s purchase price allocation for Visyx is subject to earn-out payments.  Visyx has a range of sensors that measure fluid properties, including density, viscosity and dielectric constant, for use in heavy truck/off road engines and transmissions, compressors/turbines, refrigeration and air conditioning.  The Company’s final purchase price allocation, except for earn-out contingencies, related to the Visyx acquisition is as follows:

Assets:
Accounts receivable	$12
Inventory	10
Acquired intangible assets	1,528
Goodwill	74
Total Purchase Price	$1,624

Intersema:  Effective December 28, 2007, the Company completed the acquisition of all of the capital stock of Intersema Microsystems S.A. (“Intersema”), a sensor company headquartered in Bevaix, Switzerland, for $40,160 ($31,249 in cash at closing, $8,708 in unsecured Promissory Notes (“Intersema Notes”), and $203 in acquisition costs). The Intersema Notes bear interest of 4.5% per annum and are payable in four equal annual installments beginning December 28, 2008. The selling shareholders had the potential to receive up to an additional 20,000 Swiss francs or approximately $18,946 (based on December 31, 2008 exchange rates) tied to calendar 2009 earnings growth objectives.  The established conditions of the contingencies were not met, and no amounts were recorded as an additional element of the cost of the acquisition. Intersema is a designer and manufacturer of pressure sensors and modules with low pressure, harsh media and ultra-small package configurations for use in barometric and sub-sea depth measurement markets. The transaction was financed with borrowings under the Company’s Amended Credit Facility (See Note 8).   The Company’s final purchase price allocation related to the Intersema acquisition is as follows:

Assets:
Cash	$10,542
Accounts receivable	1,162
Inventory	3,770
Other assets	619
Property and equipment	1,811
Acquired intangible assets	13,773
Goodwill	13,851
45,528

Liabilities:
Accounts payable	832
Accrued expenses	1,119
Deferred income taxes	3,417
5,368
Total Purchase Price	$40,160

Atexis:  On January 30, 2009, the Company consummated the acquisition of all of the capital stock of RIT SARL (“Atexis”), a sensor company headquartered in Fontenay, France, for €4,096.  The total purchase price in U.S. dollars based on the January 30, 2009 exchange rate was approximately $5,359 ($5,152 in cash at close and $207 in acquisition costs). The selling shareholders have the potential to receive up to an additional €2,000 tied to sales growth objectives through calendar 2010, and if the contingencies are resolved and established conditions are met, these amounts will be recorded as an additional element of the cost of the acquisition.  The resolution of these contingencies is not determinable at this time, and accordingly, the Company’s purchase price allocation for Atexis is subject to earn-out payments.  Atexis designs and manufactures temperature sensors and probes utilizing NTC, Platinum (Pt) and thermo-couples technologies through wholly-owned subsidiaries in France and China.  The transaction was partially financed with borrowings under the Company’s Amended Credit Facility (See Note 8).   The Company’s final purchase price allocation, except for earn-out contingencies, related to the Atexis acquisition is as follows:

Assets:
Cash	$110
Accounts receivable	2,268
Inventory	2,613
Other assets	270
Property and equipment	1,532
Acquired intangible assets	1,610
Goodwill	1,524
9,927

Liabilities:
Accounts payable	1,384
Accrued expenses and other liabilities	2,292
Deferred income taxes	892
4,568
Total Purchase Price	$5,359

FGP:  On January 30, 2009, the Company consummated the acquisition of all of the capital stock of FGP Instrumentation, GS Sensors and ALS (collectively “FGP”), sensor companies located in Les Clayes-sous-Bois and Druex, France for €6,112.  The total purchase price in U.S. dollars based on the January 30, 2009 exchange rate was approximately $7,998 ($4,711 in cash at close, discharge of certain liabilities totaling $3,059 and $228 in acquisition costs). The selling shareholders had the potential to receive up to an additional €1,400 tied to sales growth objectives.  The established conditions of the contingencies were not met, and no amounts were recorded as an additional element of the cost of the acquisition.  FGP is a designer and manufacturer of custom force, pressure and vibration sensors for aerospace and test and measurement markets.  The transaction was partially financed with borrowings under the Company’s Amended Credit Facility (See Note 8).   The Company’s final purchase price allocation related to the FGP acquisition is as follows:

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

Acquired Intangibles:  In connection with all acquisitions, the Company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade-names, order backlogs and covenants-not-to-compete. The gross amounts and accumulated amortization, along with the weighted-average amortizable lives, are as follows:

		December 31, 2009			March 31, 2009
	Weighted- Average Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	9	$29,381	$(11,746)	$17,635	$27,627	$(8,794)	$18,833
Patents	16	4,244	(1,251)	2,993	3,984	(895)	3,089
Tradenames	3	2,137	(1,959)	178	2,000	(1,478)	522
Backlog	1	2,884	(2,884)	-	2,732	(2,556)	176
Covenants-not-to-compete	3	1,018	(970)	48	1,008	(932)	76
Proprietary technology	13	6,176	(1,403)	4,773	5,763	(981)	4,782
		$45,840	$(20,213)	$25,627	$43,114	$(15,636)	$27,478

Amortization expense for acquired intangible assets for the three months ended December 31, 2009 and 2008 was $1,465 and $1,255, respectively.  Amortization expense for the nine months ended December 31, 2009 and 2008 was $4,614 and $3,978, respectively.  Estimated annual amortization expense is as follows:

Amortization
Year	Expense
2010	$4,422
2011	3,879
2012	3,385
2013	2,436
2014	2,231
Thereafter	9,274
$25,627

Pro forma Financial Data:  The following represents the Company’s pro forma consolidated net income attributable to MEAS for the three and nine months ended December 31, 2008, based on final purchase accounting information assuming the Atexis and FGP acquisitions occurred as of April 1, 2008, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had all the acquired companies been operated as part of the Company since April 1, 2008.

	Three Months Ended December 31, 2008	Nine Months Ended December 31, 2008
Net sales	$48,829	$178,205

Net income attributable to MEAS	$1,106	$8,643

Net income attributable to MEAS per common share:
Basic	$0.08	$0.60
Diluted	$0.08	$0.59

7. FINANCIAL INSTRUMENTS:

Fair Value of Financial Instruments

Effective April 1, 2009, the Company adopted a new accounting standard related to fair values, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset and liability.  As a basis for considering such assumptions, the principles establish a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy are as follows:

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

For cash and cash equivalents, accounts receivable, notes receivable and other receivables, prepaid and other assets (current and long-term), accounts payable, and accrued expenses and other liabilities (non-derivatives, current and long-term), the carrying amounts approximate fair value because of the short maturity of these instruments.  Foreign currency contracts are recorded at fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and liabilities and their placement within the fair value hierarchy levels. The fair value of the Company’s cash and cash equivalents was determined using Level 1 measurements in the fair value hierarchy.  The fair value of the Company’s foreign currency contracts was based on Level 2 measurements in the fair value hierarchy.  The fair value of the foreign currency contracts is based on forward exchange rates relative to current exchange rates which were obtained from independent financial institutions reflecting market quotes.

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

The value of the renminbi (“RMB”) relative to the U.S. dollar was stable during the first nine months of fiscal 2010, but appreciated 2.5% and 9.0% in fiscal years 2009 and 2008, respectively. The Chinese government no longer pegs the RMB to the U.S. dollar, but established a currency policy letting the renminbi trade in a narrow band against a basket of currencies. The Company has more expenses in RMB than sales (i.e., short RMB position), and as such, if the U.S. dollar weakens relative to the RMB, our operating profits will decrease. We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

Fluctuations in the value of the Hong Kong dollar have not been significant since October 17, 1983, when the Hong Kong government tied the value of the Hong Kong dollar to that of the U.S. dollar. However, there can be no assurance that the value of the Hong Kong dollar will continue to be tied to that of the U.S. dollar.

The Company’s French and German subsidiaries have more sales in Euro than expenses in Euro and the Company’s Swiss subsidiary has more expenses in Swiss franc than sales in Swiss franc, and as such, if the U.S. dollar weakens relative to the Euro and Swiss franc, our operating profits increase in France and Germany, but decrease in Switzerland.

The Company has a number of foreign currency exchange contracts in Europe in an attempt to hedge the Company’s exposure to the Euro. The Euro/U.S. dollar currency contracts have notional amounts totaling $1,380 with exercise dates through June 2010 at an average exchange rate of $1.47 (Euro to U.S. dollar conversion rate). Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in results of operations, not in other comprehensive income.

To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

Fair values of derivative instruments not designated as hedging instruments:

	December 31,	March 31,
	2009	2009	Balance sheet location
Financial position:
Foreign currency exchange contracts - Euro/US dollar	$38	$105	Other assets
Foreign currency exchange contracts - RMB	$-	$(143)	Other liabilities
Foreign currency exchange contracts - Japanese yen	$-	$115	Other assets

The effect of derivative instruments not designated as hedging instruments on the statements of operations and cash flows for the three and nine months ended December 31, 2009 and 2008 is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008	Location of gain or loss
Results of operations:
Foreign currency exchange contracts - Euro	$(87)	$(167)	$(24)	$(111)	Foreign currency exchange (gain) loss
Foreign currency exchange contracts - RMB	-	121	18	195	Foreign currency exchange (gain) loss
Foreign currency exchange contracts - Japanese yen	76	-	(232)	-	Foreign currency exchange (gain) loss
Total	$(11)	$(46)	$(238)	$84

	Nine Months Ended December 31,
	2009	2008	Location of gain or loss
Cash flows from operating activities: Source (Use) -
Foreign currency exchange contracts - Euro	$224	$(55)	Prepaid expenses, other current assets and other receivables
Foreign currency exchange contracts - RMB	(125)	(726)	Accrued expenses, accrued compensation, other current and other liabilities
Foreign currency exchange contracts - Japense yen	107	-	Prepaid expenses, other current assets and other receivables
Total	$206	$(781)

8. LONG-TERM DEBT:

LONG-TERM DEBT

To support the financing of acquisitions, effective April 1, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended and Restated Credit Facility”) with General Electric Capital Corporation (“GE”) as agent which, among other things, increased the Company’s existing credit facility from $35,000 to $75,000, consisting of a $55,000 revolving credit facility and a $20,000 term loan, and lowered the applicable London Inter-bank Offered Rate (“LIBOR”) or Index Margin from 4.50% and 2.75%, respectively, to LIBOR and Index Margins of 2.75% and 1.0%, respectively. To support the financing of the acquisition of Intersema (See Note 6), the Company entered into an Amended Credit Agreement (“Amended Credit Facility”) with four banks, with GE as agent, effective December 10, 2007 which, among other things, increased the Company’s existing revolving credit facility from $55,000 to $121,000 and lowered the applicable LIBOR or Index Margin from 2.75% and 1.0%, respectively, to LIBOR and Index Margins of 2.00% and 0.25%, respectively. Interest accrues on the principal amount of the borrowings at a rate based on either LIBOR plus a LIBOR margin, or at the election of the borrower, at an Index Rate (prime based rate) plus an Index Margin. The applicable margins may be adjusted quarterly based on a change in specified financial ratios. Borrowings under the credit facility are subject to certain financial covenants and restrictions on indebtedness, dividend payments, repurchase of Company common stock, financial guarantees, annual capital expenditures, and other related items. The borrowing availability of the revolving credit facility is not based on any borrowing base requirements, but borrowings are limited by certain financial covenants.  The term loan portion of our credit facility was not changed with the Amended Credit Facility. The term loan is payable in $500 quarterly installments plus interest through March 1, 2011, with a final term payment and the revolver payable on April 3, 2011. The Company has provided a security interest in substantially all of the Company’s U.S. based assets as collateral for the Amended Credit Facility.

On April 27, 2009, the Company entered into an amendment (the “Amendment”) to the Amended Credit Facility whereby the Company proactively negotiated a reduction of its debt covenant requirements, as a result of the decline in our sales and profitability resulting from the impact of the global recession.  The Amendment provides the Company with additional flexibility under its minimum earnings before interest, tax, depreciation and amortization (“EBITDA”) covenant, total leverage ratio covenant, fixed charge ratio covenant and maximum capital expenditure covenant included in its senior credit facility. Under the terms of the Amendment, the principal amount available under the Company’s revolver has been reduced from $121,000 to $90,000. The Amendment increased the interest rate by between 1.50% and 2.25%, increased the Index Margin and LIBOR Margin (which vary based on the Company’s debt to EBITDA leverage ratio), and also increased the commitment fee on the unused balance to 0.5% per annum.  As part of the Amendment, the Company paid $832 in amendment fees, which were capitalized as deferred financing costs.  Pursuant to the Amendment, the Company is prohibited from consummating any business acquisitions without lender approval during the covenant relief period, which ends March 31, 2010.  The Company is presently in compliance with applicable financial covenants at December 31, 2009.

The Company’s debt covenant requirements for December 31, 2009 and March 31, 2010 are as follows:

	Amended Financial Covenant Requirements
	December 31, 2009	March 31, 2010
Minimum Adjusted Earnings Before Income Taxes, Stock Options, Depreciation, and Amortization ("Adjusted EBITDA")	$19,100	$24,750

Minimum Adjusted Fixed Charge Coverage Ratio for the last twelve months	1.15	1.20

Maximum Adjusted Capital Expenditures for the last twelve months	$7,978	$8,758

Maximum Adjusted Total Leverage Ratio	4.25	3.25

Adjusted EBITDA for covenant purposes is the Company’s earnings before interest, income taxes, stock options, depreciation and amortization for the last twelve months, in addition to the last twelve months of Adjusted EBITDA for acquisitions and certain adjustments approved by our lender.  Adjusted fixed charge coverage ratio is Adjusted EBITDA less adjusted capital expenditures divided by fixed charges.  Fixed charges are the last twelve months of interest, taxes paid, and the last twelve months of payments of long-term debt, notes payable and capital leases.  Adjusted capital expenditures represent purchases of plant, property and equipment during the last twelve months.  Total leverage ratio is total debt less cash maintained in U.S. bank accounts which are subject to blocked account agreements with lenders divided by the last twelve months of Adjusted EBITDA.  All of the aforementioned financial covenants are subject to various adjustments, many of which are detailed in the amended credit agreement and subsequent amendments to the credit agreement previously filed with the Securities Exchange Commission, as well as other adjustments approved by the lender.  These adjustments include such items as excluding capital expenditures associated with the new China facility from adjusted capital expenditures, and adjustments to Adjusted EBITDA for certain items such as litigation settlement costs, severance costs and other items considered non-recurring in nature.

As of December 31, 2009, the Company utilized the LIBOR based rate for the term loan and for $59,500 of the revolving credit facility under the Amended Credit Facility. The weighted average interest rate applicable to borrowings under the revolving credit facility was approximately 4.4% at December 31, 2009. As of December 31, 2009, the outstanding borrowings on the revolving credit facility, which is classified as long-term debt, were $63,547, and the Company had an additional $26,453 available under the revolving credit facility. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change.

China Credit Facility:  On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co. Ltd (“CMB”).   The China Credit facility permits MEAS China to borrow up to RMB 68 million (approximately $10 million).   Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal.  MEAS China has pledged its Shenzhen facility to CMB as collateral.  The interest rate will be based on the London Inter-bank Offered Rate (“LIBOR”) plus a LIBOR spread, depending on the term of the loan when drawn.  The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China.  At December 31, 2009, there were no outstanding borrowings against the China Credit Facility and MEAS China could borrow approximately $10 million.

Promissory Notes:  In connection with the acquisition of Intersema, the Company issued 10,000 Swiss franc unsecured promissory notes (“Intersema Notes”).  At December 31, 2009, the Intersema Notes totaled $7,225, of which $2,408 was classified as current. The Intersema Notes are payable in four equal annual installments on January 15, and bear an interest rate of 4.5% per year.

Long-Term Debt and Promissory Notes:  Below is a summary of the long-term debt and promissory notes outstanding at December 31, 2009 and March 31, 2009:

	December 31,	March 31,
	2009	2009
Prime or LIBOR plus 4.50% or 3.00% five-year term loan with a final installment due on April 3, 2011	$8,500	$14,000

Governmental loans from French agencies at no interest and payable based on R&D expenditures	508	517

Term credit facility with six banks at an interest rate of 4% payable through 2010	411	608

	9,419	15,125
Less current portion of long-term debt	2,471	2,356
	$6,948	$12,769
4.5% promissory note payable in four equal annual installments through January 15, 2012	$7,225	$6,528
Less current portion of promissory notes payable	2,408	2,176
	$4,817	$4,352

The annual principal payments of long-term debt, promissory notes and revolver as of December 31, 2009 are as follows:

Year ended December 31,	Term	Other	Subtotal	Notes	Revolver	Total
2010	$2,000	$471	$2,471	$2,408	$-	$4,879
2011	6,500	267	6,767	2,408	63,547	72,722
2012	-	176	176	2,409	-	2,585
2013	-	5	5	-	-	5
Total	$8,500	$919	$9,419	$7,225	$63,547	$80,191

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

During the second quarter of fiscal 2010, the Company received notification of approval from the local Chinese tax authority for certain research and development (“R&D”) deductions.  The income tax benefit of approximately $266 associated with this R&D deduction was reflected as a favorable discrete tax adjustment during the quarter ended September 30, 2009.

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

The Company has previously considered undistributed earnings of its foreign subsidiaries to be indefinitely reinvested outside of the U.S. and, accordingly, no U.S. deferred taxes had been recorded with respect to such earnings. However, as part of the Company’s ongoing evaluation of various tax planning and repatriation strategies, the Company has elected to distribute $7,500 of earnings for its Irish subsidiary, MEAS Ireland, and recorded a deferred tax liability and corresponding discrete income tax expense for $1,100 during the quarter ended September 30, 2009.

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

Contingency:  Exports of technology necessary to develop and manufacture certain of the Company’s products are subject to U.S. export control laws and similar laws of other jurisdictions, and the Company may be subject to adverse regulatory consequences, including government oversight of facilities and export transactions, monetary penalties and other sanctions for violations of these laws. All exports of technology necessary to develop and manufacture the Company’s products are subject to U.S. export control laws. In certain instances, these regulations may prohibit the Company from developing or manufacturing certain of its products for specific end applications outside the United States. In late May 2009, the Company became aware that certain of its piezo products when designed or modified for use with or incorporation into a defense article are subject the International Traffic in Arms Regulations ("ITAR") administered by the United States Department of State. Certain technical data relating to the design of the products may have been exported to China without authorization from the U.S. Department of State.  As required by the ITAR, the Company conducted a thorough investigation into the matter.   Based on the investigation, the Company  filed in December 2009 a final voluntary disclosure with the U.S. Department of State relating to that matter, as well as to exports and re-exports of other ITAR-controlled technical data and/or products to Canada, India, Ireland, France, Germany, Italy, Israel, Japan, the Netherlands, South Korea, Spain and the United Kingdom.  In the course of the investigation, the Company also became aware that certain of its products may have been exported from France without authorization from the relevant French authorities.  The Company is currently investigating this matter thoroughly.   In addition, the Company has taken steps to mitigate the impact of potential violations, and we are in the process of strengthening our export-related controls and procedures. The U.S. Department of State and other regulatory authorities encourage voluntary disclosures and generally afford parties mitigating credit under such circumstances. The Company nevertheless could be subject to potential regulatory consequences related to these possible violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and/or criminal penalties.  It is not possible at this time to predict the precise timing or probable outcome of any potential regulatory consequences related to these possible violations.

Acquisition Earn-Outs and Contingent Payments:  In connection with the Visyx acquisition, the Company has a contingent payment obligation of approximately $2,000 based on the commercialization of certain sensors, and sales performance based earn-outs totaling $9,000. In connection with the Atexis acquisition, the selling shareholders have the potential to receive up to an additional €2,000 tied to sales growth thresholds through calendar 2010.  Contingent earn-out obligations for Intersema and FGP acquisitions based on calendar 2009 sales objectives were not met.  No amounts related to the above acquisition earn-outs were accrued at December 31, 2009 since the contingencies were not determinable or achieved.

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

Geographic information for revenues based on country from which invoiced, and long-lived assets based on country of location, which includes property, plant and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization follows:

	For the three months ended December 31,		For the nine months ended December 31,
	2009	2008	2009	2008
Net Sales:
United States	$18,431	$22,880	$54,942	$73,884
France	9,323	5,411	26,068	20,727
Germany	4,195	3,271	10,310	12,755
Ireland	5,957	2,570	13,297	9,559
Switzerland	2,750	2,430	7,963	10,774
China	14,099	6,737	36,003	33,485
Total:	$54,755	$43,299	$148,583	$161,184

Long Lived Assets:	December 31, 2009	March 31, 2009
United States	$6,908	$7,754
France	8,354	7,860
Germany	2,442	2,253
Ireland	3,487	3,434
Switzerland	1,871	1,918
China	22,289	23,656
Total:	$45,351	$46,875

At December 31, 2009, approximately $5,382 of the Company’s cash is maintained in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations.

12. DISCONTINUED OPERATIONS:

Effective December 1, 2005, the Company completed the sale to Fervent Group Limited (“FGL”) of its Consumer Products segment, including its Cayman Island subsidiary, Measurement Limited. FGL is a company controlled by the owners of River Display Limited, the Company’s long time partner and primary supplier of consumer products in Shenzhen, China. Under the terms of the agreement, the Company could have earned an additional $5,000 if certain performance criteria (sales and margin targets) were met within the first year. The Company recorded $2,156 of the earn-out in fiscal year 2007, because a portion of the earn-out targets were met. The related receivable was included in the condensed consolidated balance sheet as current portion of promissory note receivable and any cash collections were included as net cash provided by investing activities of discontinued operations in the condensed consolidated statement of cash flows. At March 31, 2009, the gross promissory notes receivable related to the earn-out of the Consumer business totaled $283, representing the last payment which was due on December 31, 2008.  The Company negotiated a settlement with FGL and collected all but approximately $142 of the final payment.  The uncollected portion of the note receivable was written off as an expense from discontinued operations during the nine months ended December 31, 2009.

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

Effective December 1, 2005, we completed the sale of our Consumer business, including our Cayman Island subsidiary, Measurement Limited (“ML”), to Fervent Group Limited (“FGL”). FGL is a company controlled by the owners of River Display Limited, our long time partner and primary supplier of consumer products in Shenzhen, China. Accordingly, the related financial statements for the Consumer segment are reported as discontinued operations. All comparisons in Management’s Discussion and Analysis for each of the periods ended December 31, 2009, and 2008, exclude the results of these discontinued operations except as otherwise noted.

EXECUTIVE SUMMARY

The Company remains focused on creating long-term shareholder value.  To accomplish this goal, we continue to execute measures we believe will result in higher sales performance in excess of the overall market and generation of positive earnings before interest, tax, depreciation and amortization (“EBITDA”).  We have implemented aggressive actions not only to proactively address the economic recession, but to position the Company for future growth in sales and profitability, all of which we ultimately expect to translate to enhanced shareholder value.

We have taken decisive action, including aligning our labor workforce with the latest projected sale volumes.  We have lowered costs through reductions in headcount, extended management salary reductions and eliminated the Company’s management bonus program, as well as curtailed capital expenditures and implemented other cost control measures.

We have taken several additional critical steps to better position the Company not only to weather the recession but to capitalize on opportunities as the economy improves.  To that end, we currently have one of the strongest product development pipelines in the history of the Company, which we expect to lay the foundation for future sales growth.  Research and development will continue to play a key role in our efforts to maintain product innovations for new sales and to improve profitability. Consistent with our strategy to expand our product portfolio, global footprint and additional opportunities for cost synergies, we are integrating the acquisitions of Atexis and FGP (the “2009 Acquisitions”).

TRENDS

There are a number of trends that we expect to have material effects on the Company in the future, including global economic conditions with the resulting impact on sales, profitability, capital spending, changes in foreign currency exchange rates relative to the U.S. dollar, changes in debt levels and interest rates, and shifts in our overall effective tax rate.

Our visibility with respect to future sales remains very limited.  Current market indicators are mixed, but there are signs of improvement.  It is unclear whether the recent increase in sales and bookings is a result of the end of the recession and an overall sustainable increase in global economies (across most market verticals), or due to inventory replenishment as a result of aggressive destocking efforts taken by most companies during the early phases of the global recession.  There continue to be indications that global demand will not quickly recover.  Such lower demand levels are anticipated to continue to adversely impact the Company’s sales and profitability.  In particular, the Company’s automotive and heavy truck, housing and industrial businesses are likely to be the most impacted with medical technologies less affected.  In future periods, we expect the sensor market will continue to perform well relative to the overall economy as a result of the increase in sensor content in various products across most end markets in the U.S., Europe and Asia.

Current sales and profitability trends are encouraging.  As detailed in the graph below, the Company posted this quarter the third consecutive quarter with higher net sales and the second consecutive quarter with higher Adjusted EBITDA on trailing quarter-to-quarter comparison.

Adjusted EBITDA is a non-GAAP financial measure that is not in accordance with, or an alternative to, measures prepared in accordance with GAAP.  The Company believes certain financial measures which meet the definition of non-GAAP financial measures provide important supplemental information.  The Company considers Adjusted EBITDA an important financial measure because it provides a financial measure of the quality of the Company’s earnings from a cash flow perspective (prior to taking into account the effects of changes in working capital and purchases of property and equipment).  Adjusted EBITDA is used by management in addition to and in conjunction with the results presented in accordance with GAAP.  Additionally, quarterly Adjusted EBITDA provides the current run-rate for trending purposes rather than a trailing twelve month historical amount.  The following table details quarterly net sales and also provides a Non-GAAP Reconciliation of quarterly Adjusted EBITDA to the applicable GAAP financial measures.

Quarter Ended	Net Sales	Quarterly Adjusted EBITDA*	Income (Loss) from Continuing Operations	Interest	Foreign Currency Exchange Loss (Gain)	Depreciation and Amortization	Income Taxes	Share-based Compensation	Other*
6/30/2008	$58,998	$10,133	$3,855	$706	$(63)	$3,337	$1,500	$798
9/30/2008	$58,888	$10,332	$3,718	$806	$396	$3,240	$1,446	$726
12/31/2008	$43,299	$5,525	$876	$675	$351	$3,011	$(115)	$727
3/31/2009	$42,758	$3,530	$(3,170)	$894	$87	$3,622	$1,406	$691
6/30/2009	$44,741	$3,118	$(1,477)	$1,168	$(536)	$3,730	$(367)	$600
9/30/2009	$49,087	$5,767	$68	$1,018	$(437)	$3,475	$675	$810	$158
12/31/2009	$54,755	$8,872	$3,264	$905	$(64)	$3,630	$(28)	$865	$300

* - Adjusted EBITDA = Income from Continuing Operations before Interest, Foreign Currency Exchange Loss (Gain), Income Taxes, Share-based Compensation and Other.  Other represents legal fees incurred related to the International Traffic in Arms Regulations ("ITAR").

Net sales for the quarter ended December 31, 2009 were higher than the quarter ended December 31, 2008, but the increase in sales was not large enough to return to prerecession level of sales generated during the first and second quarter last fiscal year.   The continued increase in sales leads us to believe we may have seen the worst of the recession.  We believe sales bottomed out during our fourth quarter of fiscal 2009, and the continued increases in bookings and backlog are encouraging trends, which if sustained, should translate to continued improvements in future sales performance.  However, economic conditions continue to be challenging and there is uncertainty as to the strength of the economic recovery with, among other factors, high unemployment, tight credit markets and weaknesses in the housing and automotive markets.  Accordingly, cost cutting and strengthening our business still remain primary objectives.  Our cash generation and cost cutting initiatives are working, in spite of the continued impact of the economic recession.

Since we cannot provide definitive sales guidance, it is also challenging to provide guidance for gross margins.  Within this context, we expect our gross margins during fiscal 2010 to range from approximately 37% to 42%, primarily reflecting the impact of a more stable product sales mix and assuming stability in the value of the Chinese renminbi (“RMB”) relative to the U.S. dollar.  Gross margins for certain periods could be outside this expected range due to certain factors within that particular quarter.  Gross margins have trended down over the past several years, largely due to unfavorable product sales mix (both in terms of organic growth and acquired sales) and the impact of the increase in the value of the RMB relative to the U.S. dollar.  However, our gross margins improved slightly in fiscal 2009 as compared to the prior year because of the decrease in the proportionate amount of lower grossing product mix, especially with sales to the automotive market.  Our sales to the automotive market are usually characterized as higher volumes but carry lower gross margins than our average.  Since the Company’s China operations have more costs than sales denominated in RMB (short RMB position), increases in the RMB relative to the U.S. dollar have resulted in margin erosion.  However, over the past several months, the RMB has stabilized relative to the U.S. dollar, and this trend is expected to continue during fiscal 2010.  Finally, as with all manufacturers, our gross margins are sensitive to the overall volume of business (i.e., economies of scale) in that certain costs are fixed, and since our overall level of business declined in fiscal 2009, especially during the second half, our gross margins and overall level of profits decreased accordingly.  We expect continued downward pressures on our gross margins given our expectation that global demand will not quickly recover, which will result in additional unfavorable overhead absorption.

Total selling, general and administrative expense (“Total SG&A”) as a percent of net sales increased in fiscal 2009 as compared to prior years, reflecting the drop in sales and the increase in Total SG&A expenses due to SG&A expenses related to acquisitions.   Historically, we have been successful in leveraging our SG&A expense, growing SG&A expense more slowly than our sales growth in fiscal 2009, but the global economic recession adversely impacted our SG&A leverage. As a percent of sales, Total SG&A for 2009 increased to 35.4%, as compared to 29.5% and 32.5% in fiscal years 2008 and 2007, respectively. We are expecting an overall decrease in SG&A due to various cost control measures, which are expected to be partially offset by continued investment in R&D costs for new programs that are not yet generating sales (such as our new fluid property sensor), higher costs associated with recent acquisitions, and certain costs directly related to the recession.  These costs include such costs as amendment fees charged by our lenders and related professional fees, as discussed in further detail in Note 8 to the Condensed Consolidated Financial Statements filed in this quarterly report on Form 10-Q, as well as bad debt expenses due to uncollectible trade receivables.   Additionally, as financial results improve, the Company may reinstate certain compensation programs which were cut as part of our efforts to proactively address the global economic recession, such as the 401(k) match, and the Company is planning to reinstate salaries to pre-reduction levels effective April 1, 2010.  Since sales declined relative to the prior year, we are not expecting improvements in SG&A as a percentage of sales.  The Company does not expect to make any acquisitions during fiscal 2010.

Amortization of acquired intangible assets and deferred financing costs increased dramatically from fiscal 2008 to fiscal 2009, associated with the acquisitions of Intersema and Visyx (the “2008 Acquisitions”) and the 2009 Acquisitions. Amortization is disproportionately loaded more in the initial years of the acquisition, and therefore amortization expense is higher in the quarters immediately following a transaction, and declines in later years based on how various intangible assets are valued and amortized. Even with the acquisitions of Atexis and FGP completed toward the end of fiscal 2009, amortization is expected to decrease in fiscal 2010 as compared to fiscal 2009.

In addition to the margin exposure as a result of the depreciation of the U.S. dollar due to our higher level of costs than sales denominated in RMB, the Company also has foreign currency exchange exposures related to balance sheet accounts. When foreign currency exchange rates fluctuate, there is a resulting revaluation of assets and liabilities denominated and accounted for in foreign currencies. Foreign currency exchange (“fx”) losses or gains due to the revaluation of local subsidiary balance sheet accounts with realized and unrealized fx transactions increased sharply in recent years, because of, among other factors, volatility of foreign currency exchange rates. For example, our Swiss company, Intersema, which uses the Swiss franc as its functional currency, holds cash denominated in foreign currencies (U.S. dollar and Euro). As the Swiss franc appreciates against the U.S. dollar and/or Euro, the cash balances held in those denominations are devalued when stated in terms of Swiss francs. These fx transaction gains and losses are reflected in our “Foreign Currency Exchange Gain or Loss.” Aside from cash, our foreign entities generally hold receivables in foreign currencies, as well as payables. In fiscal 2009 and 2008, we posted a net expense of $771 and $618, respectively, in realized and unrealized foreign exchange losses associated with the revaluation of foreign assets held by foreign entities. The Company’s operations outside of the U.S. have expanded over the years, including with the 2009 Acquisitions which increased our operations in France and China.  We would expect to see continued fx losses or gains associated with volatility of foreign currency exchange rates.

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

Our overall effective tax rate will continue to fluctuate as a result of the allocation of earnings among various taxing jurisdictions with varying tax rates.  We expect a decrease in our 2010 overall effective tax rate as compared to last year, excluding discrete items.  The decrease in the estimated overall effective tax rate mainly reflects the shift of taxable earnings to tax jurisdictions with lower tax rates and favorable tax deductions in China.  The overall shift in profits and losses was a higher proportion of profits to those jurisdictions with lower tax rates and a higher proportion of losses to jurisdictions with higher tax rates.  The overall estimated effective tax rate is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely, but are subject to change.

In January 2010, the Company received notification from the Chinese authorities that the Company’s subsidiary in China, MEAS China, was on the 2009 Approved High Technology Enterprise list.  In order to obtain final High New Technology Enterprise (“HNTE”) status, MEAS China must obtain local governmental registration and certification, which is expected before May 2010.  HNTE status is expected to decrease the tax rate for MEAS China from 18% to 15%.

 The Company expects to continue investing in various capital projects in fiscal 2010, and capital spending in 2010 is expected to approximate $7,000.  This level is lower than fiscal 2009, because capital spending in 2009 included the completion of the new China facility, as well as reductions related to various cost control measures.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2008

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS FROM OPERATIONS IN OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008, RESPECTIVELY:

	Three Months Ended December 31,			Percent
	2009	2008	Change	Change
Net sales	$54,755	$43,299	$11,456	26.5
Cost of goods sold	32,795	24,379	8,416	34.5
Gross profit	21,960	18,920	3,040	16.1
Operating expenses:
Selling, general, and administrative	15,383	14,884	499	3.4
Non-cash equity based compensation	865	727	138	19.0
Amortization of acquired intangibles	1,465	1,255	210	16.7
Total selling, general and administrative expenses	17,713	16,866	847	5.0
Operating income (loss)	4,247	2,054	2,193	106.8
Interest expense, net	905	675	230	34.1
Foreign currency exchange loss (gain)	(64)	351	(415)	(118.2)
Other expense	52	161	(109)	(67.7)
Income before income taxes	3,354	867	2,487	286.9
Income tax benefit from continuing operations	(28)	(115)	87	(75.7)
Income from continuing operations, net of income taxes	3,382	982	2,400	244.4
Less: Net income attributable to noncontrolling interest	118	106	12	11.3
Income from continuing operations attributable to MEAS	$3,264	$876	$2,388	272.6

Net Sales: Net sales increased to $54,755 for the quarter ended December 31, 2009 from $43,299 for the quarter ended December 31, 2008, an increase of 26.5% or $11,456.  Organic sales, defined as net sales excluding sales attributed to 2009 Acquisitions of $4,042, increased $7,414 or 17%.  Sales increases were in all primary sensor product lines, with the largest increases in pressure, temperature and humidity.  The overall increase in sales is due to the improvement in overall global economic conditions, as well as new sales from broader product adoptions and new programs.

The global recession in 2008-2009 has been one of the worst recessions in decades, and the overall impact of the recession was not evident until the third quarter of fiscal 2009.  Sales during the third quarter last year reflected decreases in all sectors, driven largely by sharp reductions in sales to passenger and non-passenger vehicle customers in U.S., Europe and Asia.

Gross Margin:  Gross margin (gross profit as a percent of net sales) declined to approximately 40.1% for the quarter ended December 31, 2009 from approximately 43.7% during the quarter ended December 31, 2008. The decrease in margin is mainly due to lower volumes of production and sales and the resulting decrease in leverage and overhead absorption, as well as a less favorable product sales mix, partially offset by certain cost control measures. As with all manufacturers, our gross margins are sensitive to overall volume of business in that certain costs are fixed, and when volumes decline, our margins are lower.  The decrease in production volumes mainly reflects the decrease due to the alignment of production levels to match lower sales volumes.  The less favorable product sales mix is largely associated with higher proportion of sales of lower gross margin products. This would include higher level of sales to the automotive market, which generally carries a lower gross margin than our overall average. Sales to the automotive market during the third quarter this year were higher than the same period last year, because of the especially sharp reductions in sales to automotive market last year due to the impact of the recession.  Since the average RMB/U.S. dollar exchange rate for the three months ended December 31, 2009 was relatively stable, there was no significant impact on our margins.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates, and other factors.

Selling, General and Administrative: Overall, total selling, general and administrative (“total SG&A”) expenses increased $847 or 5.0% to $17,713.  Organic SG&A expenses, defined as total SG&A expenses excluding SG&A expenses associated with the 2009 Acquisitions of $1,616, decreased $769 to $16,884 for the three months ended December 31, 2009.  The decrease in organic SG&A costs mainly reflects the positive impact of certain cost control measures, partially offset by the increase in costs due to the increase sales.  A portion of our total SG&A expenses are variable in nature and fluctuate with sales.  In direct response to the global economic recession, management implemented several cost control initiatives, including reductions in headcount, management salaries, and the elimination of the Company’s management bonus program.

Total SG&A expenses as a percent of net sales decreased to 32.3% from 39%. The decrease in operating expenses as a percent of net sales is due to costs increasing at a lower rate than net sales.

Non-cash equity based compensation:  Non-cash equity based compensation increased $138 to $865 from $727 for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. The increase in non-cash equity based compensation is mainly due to the timing of the annual grant of stock options.  This fiscal year the annual stock option grant was in July, as compared to November last year.  Total compensation cost related to share based payments not yet recognized totaled $2,815 at December 31, 2009, which is expected to be recognized over a weighted average period of approximately 1.29 years.

Amortization of acquired intangibles and deferred financing costs:  Amortization of acquired intangible assets and deferred financing costs increased $210 to $1,465 for the three months ended December 31, 2009 as compared to $1,255 for the three months ended December 31, 2008.  The increase in amortization expense is mainly due to higher amortization expense associated with the 2009 Acquisitions.  Amortization expense for intangible assets is higher during the first years after an acquisition because, among other things, the order back-log is fully amortized during the initial year.  Amortization of acquired intangibles and deferred financing costs is expected to decline in future periods, based on the weighted average useful lives used for amortization of intangible assets.

Interest expense, net: Interest expense increased $230 to $905 for the three months ended December 31, 2009 from $675 during the three months ended December 31, 2008. The increase in interest expense is primarily because prior year interest expense was lower since the Company capitalized interest costs incurred on a portion of its debt during the construction of the China facility, and no such amounts were capitalized during the current year.  Also contributing to the increase in interest expense are the increases in average total outstanding debt and average interest rates.  Average total outstanding debt increased to $73,993 during the three months ended December 31, 2009 from $71,426 during the three months ended December 31, 2008.  Interest rates went to approximately 4.5% this year from about 4.4% last year.  The overall increase in outstanding debt is due to financing the 2009 Acquisitions.

Foreign Currency Exchange Gain:  The increase in foreign currency exchange gain mainly reflects the increase in the gain associated with the changes in the value of the U.S. dollar relative to the Euro, and the decrease in foreign currency exchange losses associated with the value of the RMB relative to the U.S. dollar.  Over the past few years, the Company has had foreign currency exchange losses due to the appreciation of the RMB relative to the U.S. dollar, but during the three months ended December 31, 2009, the value of the RMB relative to the U.S. dollar remained relatively stable as compared to the same period last year, and as such, there was a significant decrease in the related foreign currency exchange loss.  The higher foreign currency exchange gain is the result of the favorable fluctuation of the value of the U.S. dollar relative to the Euro from September 30, 2009 to December 31, 2009.  The value of the U.S. dollar relative to the Euro was moderately stable during the three months ended December 31, 2008.  The Company continues to be impacted by volatility in foreign currency exchange rates, including the impact of the fluctuation of the U.S. dollar relative to the Euro and Swiss franc, as well as the appreciation of the RMB relative to the U.S. dollar.

Income Taxes: Income tax benefit decreased to $28 for the three months ended December 31, 2009, as compared to an income tax benefit of $115 for the three months ended December 31, 2008.  The fluctuation is primarily due to the generation of higher profits before taxes during the current quarter, and the generation in certain tax jurisdictions of losses before taxes during the corresponding period last year.

The overall effective tax rate (income tax benefit divided by income from continuing operations before income taxes) for the quarter ended December 31, 2009 was approximately 1%, as compared to 13% for the quarter ended December 31, 2008.  Income tax expense or benefit during interim periods is based on an estimated effective tax rate (“estimated ETR”).  During the third quarter of fiscal 2010, the Company revised the estimated ETR without discrete adjustments from a negative 7% to approximately 5%, because of improved economic conditions.  The change in the estimated ETR resulted in a year to date cumulative adjustment during the third quarter.  The estimated ETR without discrete items for fiscal 2010 is approximately 5%, as compared to the 26.5% estimated ETR without discrete items during the third quarter of fiscal 2009.  The decrease in the estimated ETR mainly reflects the impact of the global economic situation with the shift of taxable earnings to tax jurisdictions with lower tax rates and favorable tax deductions in China.  The overall shift in profits and losses was a higher proportion of profits to those jurisdictions with lower tax rates and a higher proportion of losses to jurisdictions with higher tax rates.  The overall estimated ETR is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely, but are subject to change.

NINE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2008

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS FROM OPERATIONS IN OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008, RESPECTIVELY:

	Nine Months Ended December 31,			Percent
	2009	2008	Change	Change
Net sales	$148,583	$161,184	$(12,601)	(7.8)
Cost of goods sold	92,472	91,987	485	0.5
Gross profit	56,111	69,197	(13,086)	(18.9)
Operating expenses:
Selling, general, and administrative	44,624	48,734	(4,110)	(8.4)
Non-cash equity based compensation	2,275	2,251	24	1.1
Amortization of acquired intangibles and deferred financing costs	4,614	3,978	636	16.0
Total selling, general and administrative expenses	51,513	54,963	(3,450)	(6.3)
Operating income	4,598	14,234	(9,636)	(67.7)
Interest expense, net	3,092	2,187	905	41.4
Foreign currency exchange loss (gain)	(1,037)	684	(1,721)	(251.6)
Other expense (income)	79	(193)	272	(140.9)
Income (loss) before income taxes	2,464	11,556	(9,092)	(78.7)
Income tax expense from continuing operations	280	2,830	(2,550)	(90.1)
Income from continuing operations, net of income taxes	2,184	8,726	(6,542)	(75.0)
Less: Net income attributable to noncontrolling interest	328	276	52	18.8
Income from continuing operations attributable to MEAS	$1,856	$8,450	$(6,594)	(78.0)

Net Sales: Net sales decreased to $148,583 for the nine months ended December 31, 2009 from $161,184 for the nine months ended December 31, 2008, a decrease of $12,601 or 7.8%.  The overall decrease in sales is due to the global economic recession.  Organic sales, defined as net sales excluding sales attributed to 2009 Acquisitions of $11,919, declined $24,520 or 15.2%.

The global recession in 2008-2009 was one of the worst recessions in decades, and there is continued economic pressure in many areas of the global economy.  The decrease in sales due to the overall impact of the recession was not evident in the first half of fiscal 2009, but became more evident in the third quarter of fiscal 2009.  Accordingly, comparisons of the first nine months of fiscal 2010 to the first nine months of fiscal 2009 show significant decreases.  Decreases in fiscal 2009 sales were in all sectors, driven largely by sharp reductions in sales to passenger and non-passenger vehicle customers in U.S., Europe and Asia.

Gross Margin:  Gross margin (gross profit as a percent of net sales) declined to approximately 37.8% for the nine months ended December 31, 2009 from 42.9% during the nine months ended December 31, 2008. The decrease in margin is mainly due to lower volumes and the resulting decrease in leverage and overhead absorption, partially offset by certain cost control measures. As with all manufacturers, our gross margins are sensitive to overall volume of business in that certain costs are fixed.  Since our overall level of business declined relative to the same period last year, our gross margins and overall level of profits decreased accordingly.  The decrease in production volumes not only reflects the decrease due to the alignment of production levels to match lower sales volumes, but also the consumption of inventory built-up as part of the China facility move.   Since the average RMB/U.S. dollar exchange rate for the nine months ended December 31, 2009 was relatively stable as compared to the same period last year, there was no significant impact on our margins.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates, and other factors.

Selling, General and Administrative: Overall, total selling, general and administrative (“total SG&A”) expenses decreased $3,450 or 6.3% to $51,513, largely due to cost reductions and the decrease in sales.  Organic SG&A costs, defined as total SG&A costs excluding SG&A costs associated with the 2009 Acquisitions of $4,816, decreased $8,266 to $48,251 for the nine months ended December 31, 2009.  In direct response to the global economic recession, management implemented several cost control initiatives, including reductions in headcount, management salaries, and the elimination of the Company’s management bonus program.  Additionally, SG&A declined because of the decrease in sales, since a portion of our total SG&A costs are variable and fluctuate with sales.  Total SG&A expenses as a percent of net sales increased slightly to 34.7% from 34.1%. The increase in operating expenses as a percent of net sales is due to costs decreasing at a lower rate than net sales.

Non-cash equity based compensation:  Non-cash equity based compensation increased $24 to $2,275 from $2,251 for the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008. The increase in non-cash equity based compensation is mainly due to the higher valuation of non-cash equity based compensation and the ratable (i.e., higher expense recognition during the beginning) recognition of equity based compensation.  The increase in the valuation of non-cash equity based compensation is primarily the result of the increase in the Company’s stock price,  higher volatility and quantity of options issued with the annual grants in 2010 relative to the annual grant in fiscal 2009. Additionally, this fiscal year the annual stock option grant was in July, as compared to November last year.  Total compensation cost related to share based payments not yet recognized totaled $2,815 at December 31, 2009, which is expected to be recognized over a weighted average period of approximately 1.29 years.

Amortization of acquired intangibles and deferred financing costs:  Amortization of acquired intangible assets and deferred financing costs increased $636 to $4,614 for the nine months ended December 31, 2009 as compared to $3,978 for the nine months ended December 31, 2008.  The increase in amortization expense is due to higher amortization expense associated with the 2009 Acquisitions and the write-off of certain deferred financing costs.  Amortization expense for intangible assets is higher during the first years after an acquisition because, among other things, the order back-log is fully amortized during the initial year.  Additionally, during the three months ended June 30, 2009, the Company expensed approximately $190 in deferred financing costs due to the amendment to the credit facility which resulted in a reduction in the principal amount of availability under the revolving credit facility.  Amortization of acquired intangibles and deferred financing costs for fiscal 2010 is expected to decline relative to the prior year.

Interest expense, net: Interest expense increased $905 to $3,092 for the nine months ended December 31, 2009 from $2,187 during the nine months ended December 31, 2008. The increase in interest expense is primarily because prior year interest expense was lower since the Company capitalized interest costs incurred on a portion of its debt during the construction of the China facility, and no such amounts were capitalized during the current year.   Also contributing to the increase in interest expense was the increase in average total debt outstanding.  Average total outstanding debt increased to $78,569 during the nine months ended December 31, 2009 from an average amount outstanding of $72,913 during the nine months ended December 31, 2008. Interest rates remained unchanged from last year to this year at about 4.8%.    Overall borrowings increased to finance 2009 Acquisitions.

Foreign Currency Exchange Gain:  The increase in foreign currency exchange gain mainly reflects the increase in the gain associated with the changes in the value of the U.S. dollar relative to the Euro, and the decrease in foreign currency exchange losses associated with the value of the RMB relative to the U.S. dollar.  Over the past few years, the Company has had foreign currency exchange losses due to the appreciation of the RMB relative to the U.S. dollar, but during the nine months ended December 31, 2009, the value of the RMB relative to the U.S. dollar remained relatively stable as compared to the same period last year, and as such, there was a significant decrease in the related foreign currency exchange loss.  The higher foreign currency exchange gain is the result of the depreciation of the value of the U.S. dollar relative to the Euro from March 31, 2009 to December 31, 2009.  The Company continues to be impacted by volatility in foreign currency exchange rates, including the impact of the fluctuation of the U.S. dollar relative to the Euro and Swiss franc, as well as the appreciation of the RMB relative to the U.S. dollar.

Other expense (income): Other expense (income) consists of various non-operating items.  Other expense (income) fluctuated to an expense of $79 for the nine months ended December 31, 2009 from income of $193 for the nine months ended December 31, 2008, mainly due to the income recognized for the $500 of Chinese incentives for foreign investments provided to the Company last year, which was partially offset by other non-operating expense items.

Income Taxes: Income tax expense during the nine months ending December 31, 2009 decreased to $280, as compared to $2,830 for the first nine months ended December 31, 2008.  The fluctuation of income tax expense is mainly due to the decrease in profit before taxes, as well as the impact of a number of discrete tax adjustments.

The overall effective tax rate (income tax expense divided by income from continuing operations before income taxes) for the quarter ended December 31, 2009 was approximately 11%, as compared to 24% for the quarter ended December 31, 2008.  Income tax expense during interim periods is based on an estimated ETR.  The fiscal 2010 estimated ETR without discrete items is approximately 5% as compared to 26.5% last year.  The decrease in the estimated ETR was due to, among other things, changing economic conditions and the shifting of expected profits and losses before taxes between tax jurisdictions with differing tax rates.  The overall estimated ETR is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely, but are subject to change.

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

The Company has previously considered undistributed earnings of its foreign subsidiaries to be indefinitely reinvested outside of the U.S. and, accordingly, no U.S. deferred taxes had been recorded with respect to such earnings. However, the Company elected to distribute $7,500 of undistributed earnings from its Irish subsidiary, MEAS Ireland, and recorded a deferred tax liability and corresponding discrete income tax expense for $1,100 during the quarter ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $26,303 at December 31, 2009, an increase of $2,820 as compared to March 31, 2009, reflecting, among other factors, the Company’s ability to generate positive operating cash flows, which was partially offset by approximately $14,350 in payments to reduce debt and $3,683 of cash used for purchases of property and equipment. Cash balances may decline as the Company continues to pay down debt and fund capital additions, as well as due to the overall impact of the global recession.

The following schedule compares the primary categories of the consolidated statement of cash flows:

	Nine months ended December 31,
	2009	2008	Change

Net cash provided by operating activities from continuing operations	$21,885	$17,634	$4,251

Net cash used in investing activities from continuing operations	(3,709)	(11,328)	7,619

Net cash used in financing activities from continuing operations	(15,941)	(4,150)	(11,791)

Net cash provided by discontinued operations	141	540	(399)

Effect of exchange rate changes on cash	444	(1,064)	1,508

Net change in cash and cash equivalents from continuing operations	$2,820	$1,632	$1,188

In spite of the global economic recession, the Company was able to generate positive operating cash flows, as a result of implementing initiatives to improve operating cash flows through working capital management and various cost control measures.  Cash flows from operating working capital (changes in trade accounts receivables, inventory, and accounts payable) fluctuated from a use of cash flows of $1,785 last year to a source of cash flows of $4,795 during the current period.  The single largest driver of current year operating cash flows was from inventory consumption.  Inventory balances decreased as compared to last year because of the utilization of inventory built-up for the planned China facility move, as well as the reduction of inventory due to the decrease in projected sales.  As compared to last year, the change in accounts receivables decreased to $834 from $13,216, reflecting the overall decline in sales due to the recession.  Other items impacting operating cash flows include continued efforts to maintain strong collections of trade receivables, as well as the impact of income taxes and accrued expenses.  The increase in accrued expenses is due in large part to the increase in accrued interest payable resulting from the higher interest expense.  The fluctuation in the income taxes payable and income receivable reflects, among other things, the collection of certain research tax credits and the swing from income tax expense to income tax benefit in certain tax jurisdictions as a consequence of the change from a profit before taxes to a loss before taxes during the current year.

Net cash used in investing activities was $3,709 as compared to $11,328 last year. The prior year capital spending levels were higher due to the construction of the new China facility, and the lower level of capital spending during the current year reflects the impact of cost control measures.

Net cash used in financing activities totaled $15,941 for the nine months ended December 31, 2009, as compared to $4,150 used in financing activities during the same period last year.  The increase in debt payments reflects the Company’s efforts to reduce debt levels.

The effect of exchange rate changes on cash is the translation decrease or increase in cash balances due to the fluctuation of foreign currency exchange rates.  For example, €1,000 is translated to $1,320 based on March 31, 2009 exchange rates, but the same €1,000 is translated to $1,434 using exchange rates at December 31, 2009.  The current year impact of exchange rate changes is primarily due to the depreciation of the U.S. dollar relative to the Euro and the relative stability of the RMB relative to the U.S. dollar.

Long-Term Debt:  To support the financing of acquisitions, effective April 1, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended and Restated Credit Facility”) with General Electric Capital Corporation (“GE”) as agent which, among other things, increased the Company’s existing credit facility from $35,000 to $75,000, consisting of a $55,000 revolving credit facility and a $20,000 term loan, and lowered the applicable London Inter-bank Offered Rate (“LIBOR”) or Index Margin from 4.50% and 2.75%, respectively, to LIBOR and Index Margins of 2.75% and 1.0%, respectively. To support the financing of the acquisition of Intersema (See Note 6), the Company entered into an Amended Credit Agreement (“Amended Credit Facility”) with four banks, with GE as agent, effective December 10, 2007 which, among other things, increased the Company’s existing revolving credit facility from $55,000 to $121,000 and lowered the applicable LIBOR or Index Margin from 2.75% and 1.0%, respectively, to LIBOR and Index Margins of 2.00% and 0.25%, respectively. Interest accrues on the principal amount of the borrowings at a rate based on either LIBOR plus a LIBOR margin, or at the election of the borrower, at an Index Rate (prime based rate) plus an Index Margin. The applicable margins may be adjusted quarterly based on a change in specified financial ratios. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, repurchase of Company common stock, financial guarantees, annual capital expenditures, and other related items. The borrowing availability of the revolving credit facility is not based on any borrowing base requirements, but borrowings are limited by certain financial covenants.  The term loan portion of our credit facility was not changed with the Amended Credit Facility. The term loan is payable in $500 quarterly installments plus interest through March 1, 2011, with a final term payment and the revolver payable on April 3, 2011. The Company has provided a security interest in substantially all of the Company’s U.S. based assets as collateral for the Amended Credit Facility.

On April 27, 2009, the Company entered into an amendment (the “Amendment”) to the Amended Credit Facility whereby the Company proactively negotiated a reduction of our debt covenant requirements, as a result of the decline in our sales and profitability resulting from the impact of the global recession.  The Amendment provides the Company with additional flexibility under its minimum EBITDA covenant, total leverage ratio covenant, fixed charge ratio covenant and maximum capital expenditure covenant included in its senior credit facility. Under the terms of the Amendment, the principal amount available under the Company’s revolver has been reduced from $121,000 to $90,000. The Amendment increased the interest rate by between 1.50% and 2.25%, increased the Index Margin and LIBOR Margin (which vary based on the Company’s debt to EBITDA leverage ratio), and also increased the commitment fee on the unused balance to 0.5% per annum.  As part of the Amendment, the Company paid $832 in amendment fees, which were capitalized as deferred financing costs.  Pursuant to the Amendment, the Company is prohibited from consummating any business acquisitions without lender approval during the covenant relief period, which ends March 31, 2010.  Management believes the Company will be in compliance with the revised debt covenants, but there can be no assurance that these reductions will be sufficient if the recession is longer or worse than we expect.  The Company is presently in compliance with applicable financial covenants at December 31, 2009.

The Company’s debt covenant requirements for December 31, 2009 and the next quarter are as follows:

	Amended Financial Covenant Requirements
	December 31, 2009	March 31, 2010
Minimum Adjusted Earnings Before Income Taxes, Stock Options, Depreciation, and Amortization ("Adjusted EBITDA")	$19,100	$24,750

Minimum Adjusted Fixed Charge Coverage Ratio for the last twelve months	1.15	1.20

Maximum Adjusted Capital Expenditures for the last twelve months	$7,978	$8,758

Maximum Adjusted Total Leverage Ratio	4.25	3.25

Adjusted EBITDA for debt covenant purposes is the Company’s earnings before interest, income taxes, stock options, depreciation and amortization for last twelve months, in addition to the last twelve months of Adjusted EBITDA for acquisitions and certain adjustments approved by our lender.  Adjusted fixed charge coverage ratio is Adjusted EBITDA less adjusted capital expenditures divided by fixed charges.  Fixed charges are the last twelve months of interest, taxes paid, and the last twelve months of payments of long-term debt, notes payable and capital leases.  Adjusted capital expenditures represent purchases of plant, property and equipment during the last twelve months.  Total leverage ratio is total debt less cash maintained in U.S. bank accounts which are subject to blocked account agreements with lenders divided by the last twelve months of Adjusted EBITDA.  All of the aforementioned financial covenants are subject to various adjustments, many of which are detailed in the amended credit agreement and subsequent amendments to the credit agreement previously filed with the Securities Exchange Commission, as well as other adjustments approved by the lender.  These adjustments include such items as excluding capital expenditures associated with the new China facility from capital expenditures, and adjustments to Adjusted EBITDA for certain items such litigation settlement costs, severance costs and other items considered non-recurring in nature.

As of December 31, 2009, the Company utilized the LIBOR based rate for the term loan and for $59,500 of the revolving credit facility under the Amended Credit Facility. The weighted average interest rate applicable to borrowings under the revolving credit facility was approximately 4.4% at December 31, 2009. As of December 31, 2009, the outstanding borrowings on the revolving credit facility, which is classified as long-term debt, were $63,547, and the Company had an additional $26,453 available under the revolving credit facility. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change.

China Credit Facility:  On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co. Ltd (“CMB”).   The China Credit facility permits MEAS China to borrow up to RMB 68 million (approximately $10 million).   Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal.  MEAS China has pledged its Shenzhen facility to CMB as collateral.  The interest rate will be based on the LIBO plus a LIBOR spread, depending on the term of the loan when drawn.  The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China.  At December 31, 2009, there were no outstanding borrowings against the China Credit Facility and MEAS China could borrow approximately $10 million.

Promissory Notes:  In connection with the acquisition of Intersema, the Company issued Swiss franc denominated unsecured promissory notes (“Intersema Notes”) totaling 10,000 Swiss francs.   At December 31, 2009, the unpaid balance of the Intersema Notes totaled $7,225, of which $2,408 is classified as current. The Intersema Notes are payable in four equal annual installments on January 15 and bear an interest rate of 4.5% per year.

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

At December 31, 2009, we had approximately $26,303 of available cash and approximately $27,000 of borrowing capacity, after considering the limitations set on the Company’s total leverage under the under the revolving credit facility.  This cash balance includes cash of $5,382 in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations.  The Company’s cash balances are generated and held in numerous locations throughout the world, including substantial amounts held outside the United States. The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed. Wherever possible, cash management is centralized and intra-company financing is used to provide working capital to the Company’s operations. Most of the cash balances held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted or prohibited by local laws. Where local restrictions prevent an efficient intra-company transfer of funds, the Company’s intent is that cash balances would remain in the foreign country and it would meet United States liquidity needs through ongoing cash flows, external borrowings, or both.

Since the Company’s primary credit facility matures on April 3, 2011, the Company has had preliminary discussions with potential lenders about entering into a new credit agreement.  Based on these discussions and a number of other factors, including current credit market conditions and the improving financial results of the Company, the Company is planning to begin negotiations with several lenders about a new credit facility in the first part of fiscal 2011, with the objective of refinancing our primary credit facility before April 3, 2011.  The Company cannot provide assurance that it will be able to refinance its primary credit facility on commercially acceptable terms or at all.

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

In May 2008, the FASB issued the Accounting Standards Codification (“AS Codification”).  The AS Codification identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  As part of the implementation of the AS Codification, plain English references are provided to the corresponding accounting policies, rather than specific numeric AS Codification references.  There was no impact on our financial position, results of operations or cash flow upon the adoption of this standard.

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

In June 2009, the FASB issued new accounting principles for VIEs which, among other things, established a qualitative approach for the determination of the primary beneficiary of a VIE.  An enterprise is required to consolidate a VIE if it has both the power to direct activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb the losses of the VIE or the right to receive the benefits of the VIE.  These principles improve financial reporting by enterprises involved with VIEs and address constituent concerns about the application of certain key provisions, including those in which the accounting and disclosures an enterprise’s involvement in a variable interest entity as well as address significant diversity in practice in the approaches and methodology used to calculate a VIE’s variability.   These new accounting principles related to VIEs are effective as of the beginning of the annual reporting period that begins after November 15, 2009, for interim periods within that annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company is evaluating the potential impact of the adoption of the new accounting principles related to VIEs on the Company’s results of operations and financial condition.

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

AGGREGATE CONTRACTUAL OBLIGATIONS:  As of December 31, 2009, the Company’s contractual obligations, including payments due by period, are as follows:

Contractual Obligations:	Payment due by period
	Total	1 year	2-3 years	4-5 years	> 5 years
Long-term debt obligations	$80,191	$4,879	$75,307	$5	$-
Interest obligation on long-term debt	6,965	3,532	3,433	-	-
Capital lease obligations	448	305	143	-	-
Operating lease obligations *	22,869	3,460	5,746	5,114	8,549
Other long-term obligations**	698	570	128	-	-
Total	$111,171	$12,746	$84,757	$5,119	$8,549

* Operating lease obligations are not reduced for annual sublease rentals of approximately $150.
**Other long-term obligations on the Company’s balance sheet under GAAP primarily consist of obligations under warranty polices and tax liabilities, but exclude earn-out contingencies associated with acquisitions since the satisfaction of the contingencies is not determinable or achieved at December 31, 2009. The timing of cash flows associated with these obligations is based upon management’s estimate over the terms of these arrangements and are largely based on historical experience.

The above contractual obligation table excludes certain contractual obligations, such as earn-outs related to acquisitions or possible severance payments to certain executives, since these contractual commitments are not accrued as liabilities at December 31, 2009.  These contractual obligations are accrued as liabilities when the respective contingencies are determinable or achieved.  Amounts in the above table for other long-term obligations are based on March 31, 2009 balances and adjusted for significant changes as of December 31, 2009.

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

Interest Rate Risk:  Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility and term loan accrue at a rate based on either a LIBOR rate plus a LIBOR margin or at an Indexed (prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at our election. Our results will be adversely affected by any increase in interest rates. For example, based on the $72,047 of total debt outstanding under these facilities at December 31, 2009, an annual interest rate increase of 100 basis points would increase interest expense and decrease our pre-tax profitability by $720. We do not currently hedge this interest rate exposure.

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

Foreign Currency Exchange Rate Risk:  Foreign currency exchange rate risk arises from the Company’s investments in subsidiaries owned and operated in foreign countries, as well as from transactions with customers in countries outside the United States. The effect of a change in currency exchange rates on the Company’s net investment in international subsidiaries is reflected in the “accumulated other comprehensive income” component of stockholders’ equity. A 10% appreciation in major currencies relative to the U.S. dollar at December 31, 2009 would result in a reduction of stockholders’ equity of approximately $11,157 .

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

The renminbi did not appreciate during the first nine months of fiscal 2010, but appreciated by 2.5% and 9.0% during 2009 and 2008, respectively. The Chinese government no longer pegs the renminbi to the US dollar, but established a currency policy letting the renminbi trade in a narrow band against a basket of currencies. The Company has more expenses in renminbi than sales (i.e., short renminbi position), and as such, when the U.S. dollar weakens relative to the renminbi, our operating profits decrease. Based on our net exposure of renminbi to U.S. dollars for the fiscal year ended March 31, 2009 and forecast information for fiscal 2010, we estimate a negative operating income impact of approximately $183 for every 1% appreciation in renminbi against the U.S. dollar (assuming no price increases passed to customers, and no associated cost increases or currency hedging). We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

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

The Company has a number of foreign currency exchange contracts in Europe in an attempt to hedge the Company’s exposure to the Euro. The Euro/U.S. dollar currency contracts have gross notional amounts totaling $1,380 with exercise dates through June 2010 at an average exchange rate of $1.47 (Euro to U.S. dollar conversion rate).  Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in results of operations, not in other comprehensive income.

To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer with the participation of management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2009, management did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s evaluation of our controls and procedures as of December 31, 2009 excluded the evaluation of internal controls for the Company’s joint venture in Japan, Nikisso-THERM (“NT”), and the Company’s recent acquisitions of RIT SARL (“Atexis”) and FGP Instrumentation, GS Sensors and ALS (collectively “FGP”) during 2009.  NT is an entity consolidated pursuant to accounting rules for consolidation of variable interest entities. The Company does not have the ability to dictate or modify the controls of NT, and the Company does not have the ability, in practice, to assess those controls. Management expects to implement the Company’s internal controls over financial reporting for Atexis and FGP within one year from the acquisition date.

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

Measurement Specialties, Inc. (Registrant)

Date: February 3, 2010	By:	/s/ Frank D. Guidone
Frank D. Guidone President, Chief Executive Officer (Principal Executive Officer)

Date: February 3, 2010	By:	/s/ Mark Thomson
Mark Thomson Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Frank D. Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Mark Thomson required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Frank D. Guidone and Mark Thomson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350