Form 10-K
period 2010-03-31
Measurement Specialties Inc
filed 2010-06-09
CIK 778734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

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

At September 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $63,735,823 (based on the closing price of the registrant’s common stock on the NASDAQ Global Market on such date).

At May 28, 2010, the number of shares outstanding of the Registrant’s common stock was 14,552,875.

Documents Incorporated by Reference:

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement for the 2010 annual meeting of shareholders (the “2010 Proxy Statement”) to be held on or about September 21, 2010 to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2010. With the exceptions of the sections of the 2010 Proxy Statement specifically incorporated herein by reference, the 2010 Proxy Statement is not deemed to be filed as part of this Form 10-K.

MEASUREMENT SPECIALTIES, INC.
FORM 10-K
TABLE OF CONTENTS
MARCH 31, 2010

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Certain information included or incorporated by reference in this Annual Report, in press releases, written statements or other documents filed with or furnished to the Securities and Exchange Commission (“SEC”), or in our communications and discussions through webcasts, phone calls, conference calls and other presentations and meetings, may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, margins, expenses, tax provisions (or  tax benefits), earnings or losses from operations, cash flows, synergies or other financial items; plans, strategies and objectives of management for future operations, including statements relating to potential acquisitions, executive compensation and purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; future compliance with debt covenants; the outcome of outstanding claims or legal proceedings; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that Measurement Specialties, Inc. (“MEAS,” the “Company,” “we,” “us,” “our”) intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “forecast,” “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.

Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, many of which are beyond our control. Actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made. Factors that might cause actual results to differ materially from the expected results described in or underlying our forward-looking statements include:

•	Conditions in the general economy, including risks associated with the current financial markets and worldwide economic conditions and reduced demand for products that incorporate our products;

•	Competitive factors, such as price pressures and the potential emergence of rival technologies;

•	Compliance with export control laws and regulations;

•	Fluctuations in foreign currency exchange and interest rates;

•
Interruptions of suppliers’ operations or the refusal of our suppliers to provide us with component materials, particularly in light of the current economic conditions and potential for suppliers to fail;

•	Timely development, market acceptance and warranty performance of new products;

•	Changes in product mix, costs and yields;

•	Uncertainties related to doing business in Europe and China;

•	Legislative initiatives, including tax legislation and other changes in the Company’s tax position;

•	Legal proceedings;

•	Compliance with debt covenants, including events beyond our control;

•	Conditions in the credit markets, including our ability to raise additional funds or refinance our existing credit facility;

•	Adverse developments in the automotive industry and other markets served by us; and

•	The risk factors listed from time to time in the reports we file with the SEC, including those described below under “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

INTRODUCTION

NOTES:

(1) OUR FISCAL YEAR BEGINS ON APRIL 1 AND ENDS ON MARCH 31. ALL REFERENCES TO FISCAL YEARS REFER TO THE FISCAL YEAR ENDING MARCH 31 OF THE REFERENCE YEAR, THUS, REFERENCES IN THIS ANNUAL REPORT ON FORM 10-K TO THE YEAR 2009 OR FISCAL 2009 REFER TO THE 12-MONTH PERIOD FROM APRIL 1, 2008 THROUGH MARCH 31, 2009 AND REFERENCES TO THE YEAR 2010 OR FISCAL 2010 REFER TO THE 12-MONTH PERIOD FROM APRIL 1, 2009 THROUGH MARCH 31, 2010.

(2) ALL DOLLAR AMOUNTS IN THIS REPORT ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS.

Measurement Specialties, Inc. is a global leader in the design, development and manufacture of sensors and sensor-based systems for original equipment manufacturers (“OEM”) and end users, based on a broad portfolio of proprietary technology and typically characterized by the MEAS brand name. We are a global business and we believe we have a high degree of diversity when considering our geographic reach, broad range of products, number of end-use markets and breadth of customer base.  The Company is a multi-national corporation with twelve primary manufacturing facilities strategically located in the United States, China, France, Ireland, Germany and Switzerland, enabling the Company to produce and market globally a wide range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for engine and vehicle, medical, general industrial, consumer and home appliance, military/aerospace, and test and measurement applications. The Company’s sensor products include pressure sensors and transducers, linear/rotary position sensors, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors, humidity, temperature and fluid property sensors. The Company's advanced technologies include piezo-resistive silicon sensors, application-specific integrated circuits, micro-electromechanical systems (“MEMS”), piezoelectric polymers, foil strain gauges, force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, electromagnetic displacement sensors, hygroscopic capacitive sensors, ultrasonic sensors, optical sensors, negative thermal coefficient (“NTC”) ceramic sensors, torque sensors and mechanical resonators.

Measurement Specialties, Inc. is a New Jersey corporation organized in 1981.  As more fully described below under “Changes in our Business,” we discontinued the remainder of our Consumer products business during the fiscal year ended March 31, 2006. Except as otherwise noted, the descriptions of our business, and results and operations contained in this report reflect only our continuing operations.

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

The Atexis and FGP acquisitions occurred in late fiscal 2009 (the “2009 Acquisitions”).  Atexis is a designer and manufacturer of temperature sensors and custom probes and expanded our temperature sensor solutions through the use of several expert technologies including NTC, Platinum (Pt) and thermo-couples.  These technologies allow us to offer probes and assemblies spanning the entire temperature spectrum, from -200C to 2000C.  In addition, the Atexis acquisition increased our temperature manufacturing base through wholly-owned subsidiaries in France and China.  FGP provides custom force, pressure and vibration sensors for aerospace, test and measurement markets.  The FGP acquisition allowed MEAS to leverage operational cost synergies and FGP’s development efforts of custom force sensors for aerospace customers, capitalizing on the industry’s movement from hydraulic to electronically actuated controls (fly-by-wire).

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

A summary of our sensor product offerings as of March 31, 2010 is presented in the following table.

Product Family	Product	Technology	Applications

Pressure	Pressure Components, Sensors and Transducers	Piezoresistive Micro-Electromechanical Systems (MEMS)
Disposable catheter blood pressure altimeter, dive tank pressure, process instrumentation, fluid level, measurement and intravenous drug administration monitoring, racing engine performance, barometric pressure sensors (altimeters)

		Microfused TM Piezoresistive Silicon Strain Gauge	Automotive electronic stability control systems, paint spraying machines, fertilizer dispensers, hydraulics, refrigeration and automotive transmission

		Bonded Foil Strain Gauge	Instrumentation-grade aerospace and weapon control systems, sub-sea pressure, ship cargo level, steel mills

		Bonded Silicon Strain Gauge	Miniature and subminiature transducers for test and measurement applications in aerospace, auto testing and industry

Force	Load Cells	Microfused Piezoresistive Silicon Strain Gauge	Automotive occupancy weight sensing, bathroom scales, exercise equipment, appliance monitoring, intravenous drug administration monitoring

Position	Linear Variable Differential Transformers	Inductive Electromagnetic	Aerospace, machine control systems, knitting machines, industrial process control, hydraulic actuators, instrumentation

	Rotary Position Transducers	Inductive Electromagnetic	Machine control systems, instrumentation

	Magneto-Resistive (MR) sensors and Magnetic Encoders	Magneto-Resistive (AMR)	Automotive systems controls, pump counting and control, school bus stop sign arm position

	Tilt/Angle Sensors	Fluid Capacitive or Electrolytic Fluid	Heavy equipment level measurement, auto security systems, tire balancing, instrumentation

Piezo Film	Traffic Sensors	Piezoelectric Polymer (PVDF)	Traffic survey, speed and traffic light enforcement, toll, and truck weigh-in-motion

	Custom Piezoelectric Film Sensors	Piezoelectric Polymer (PVDF)	Medical diagnostics, ultrasonic pen digitizers, musical instrument pickups, electronic stethoscope, security systems, anti-tamper sensors for data protection, electronic water meters

Vibration	Accelerometers	Micro-Electromechanical Systems instrumentation	Crash test sensors, anthropomorphic dummy sensors, road load dynamics, aerospace traffic alert and collision avoidance systems, instrumentation

	Accelerometers	Piezoelectric Polymer (PVDF)	Cardiac activity sensors, audio speaker feedback, appliance load balancing

Humidity	Relative Humidity Sensors	Capacitive Polymer	Auto anti-fogging systems, diesel engine controls, air climate systems, reprography machines, respirators

Fluid Properties	Fluid Monitoring Sensors	Quartz Mechanical Resonator (Tuning Fork)	Heavy truck/off-road engine and transmission fluid monitoring for viscosity, density and dielectric constant

Temperature	Thermistors & RTDs (Resistance Temperature Detector)	Negative Temperature Co-efficient (NTC) Thermistors, Infrared (IR), Nickel RTD	Patient monitoring and diagnostics, gas chromatography, HVAC & R, and non-contacting thermometers, microwave and convection oven controls, gas detection

Photo Optics	Pulse Oximetry Sensors (SpO 2 ); X-Ray Detection	Photo optic infra-red light absorption	Reusable and disposable patient blood oxygen and pulse sensors, security system and CT scanner sensor arrays

Torque	Static & Dynamic Torque/Force Sensors	Bonded foil and discrete semiconductor gage
High speed dynamic torque sensors with non-contact technology for engine & gearbox testing in aerospace and motor sports, road load sensors for heavy truck and control of moderator rods in nuclear reactors.

TECHNOLOGY
The Company has a broad portfolio of technologies available to solve client sensing needs, some of which are proprietary to the Company. Our sensor technologies include:

•
PIEZORESISTIVE TECHNOLOGY. This technology is widely used for the measurement of pressure, load and acceleration, and we believe its use in these applications is expanding significantly, particularly in the form of micro-electromechanical systems (MEMS). Piezoresistive materials, most often silicon, respond to changes in applied mechanical variables such as stress, strain, or pressure by changing electrical conductivity (resistance). Changes in electrical conductivity can be readily detected in circuits by changes in current with a constant applied voltage, or conversely by changes in voltage with a constant supplied current. Silicon MEMS have several advantages over their conventionally manufactured counterparts. By leveraging existing silicon manufacturing technology, micro-electromechanical systems allow for the cost-effective manufacture of small devices with high reliability and superior performance.

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

BUSINESS SEGMENTS

As a result of the sale of our Consumer Products business segment, the Sensor business segment is our sole reportable segment under the guidelines established by the Financial Accounting Standards Board (“FASB”) for disclosures about segments of an enterprise.

During fiscal 2009, the Company realigned its operating structure to facilitate better focus on cross-selling of the differing sensor products and to better address business conditions. This resulted in the elimination of the three business group structure and the creation of one operating segment.   Accordingly, the Company continues to have one single reporting segment.  Management continually assesses the Company’s operating structure, and this structure could be modified further based on future circumstances and business conditions.

Geographic information for revenues based on country from which invoiced, and long-lived assets based on country of location, which includes property, plant and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization follows:
	For the years ended March 31,
	2010	2009	2008
Net Sales:
United States	$74,882	$93,647	$107,734
France	36,179	28,110	28,021
Germany	15,209	15,375	19,323
Ireland	20,815	12,041	12,969
Switzerland	11,196	13,070	4,396
China	51,329	41,700	55,940
Total:	$209,610	$203,943	$228,383

Long Lived Assets:
United States	$7,010	$7,754	$6,624
France	7,940	7,860	6,808
Germany	2,334	2,253	2,817
Ireland	3,311	3,434	4,263
Switzerland	1,735	1,918	2,418
China	22,465	23,656	17,785
Total:	$44,795	$46,875	$40,715

CUSTOMERS

We sell a wide variety of sensor products throughout the world to a broad range of end-user markets and customers. We design, manufacture and market sensors for original equipment manufacturer applications and for end users who use them for instrumentation and test applications. Our extensive customer base consists of manufacturers of electronic, automotive, medical, military, industrial, and consumer products. We have developed our strong market position due to, among other factors, our long-standing customer relationships, our competitive cost structure, and our geographic proximity to customers with our engineering, sourcing and manufacturing facilities located in North America, Europe and Asia. Our largest customer, Sensata, a large automotive sensor supplier, accounted for approximately 16% of our net sales during fiscal 2010, approximately 14% of our net sales during fiscal 2009, and approximately 18% of our net sales during fiscal 2008. At March 31, 2010, the trade receivable with our largest customer was approximately $3,651.  No other customer accounted for more than 10% of our net sales during the fiscal years ended March 31, 2010, 2009, and 2008.

SALES AND DISTRIBUTION

We sell our sensor products through a combination of experienced regional sales managers, distributors and (generally) exclusive relationships with outside sales representatives throughout the world. Our engineering teams work directly with our global customers to tailor our sensors to meet their specific application requirements.

We sell our products primarily in North America, Asia and Western Europe. The percentage of our international sales relative to our overall business has grown with recent acquisitions. In addition, we believe the growing Asian market represents a significant opportunity for our business. Sales invoiced from foreign countries accounted for approximately 64%, 54% and 53% of net sales for the fiscal years ended March, 31, 2010, 2009 and 2008, respectively.

SUPPLIERS

We procure components and finished products from a variety of suppliers as needed through purchase orders. We actively manage this process to ensure component quality, steady supply and best costing, while managing hazardous materials content for compliance with European Restrictions on Hazardous Substances (“ROHS”) regulations.

Our manufacturing operations employ a wide variety of raw materials, including steel, copper, cast iron, electronic components, aluminum, and plastics. We purchase raw materials from a large number of independent sources around the world. No single raw material supplier is material, although some of the components we use require particular specifications where a limited number of suppliers exist that can supply such components, including wafer suppliers. Market forces, including changes in foreign currency exchange rates, can cause significant fluctuations in the costs of steel and petroleum-based products. We have attempted to mitigate the impact of cost increases through supply-chain initiatives or passing a portion of these increases on to customers in the form of price increases. There have been no raw material shortages that have had a material adverse effect on our business as a whole, although over the last two years, the prices of raw materials have been volatile and for several types of raw materials, prices increased sharply prior to the recession in 2008 before declining in late 2008 and have since stabilized.  For a further discussion of risks related to the materials and components required for our operations, please refer to “Foreign Operations” and “Item 1A. Risk Factors.”

RESEARCH AND DEVELOPMENT

Our research and development efforts are focused on expanding our core technologies, improving our existing products by enhancing functionality, effectiveness, ease of use and reliability, developing new products and designing custom sensors for specific customer applications. To maintain and improve our competitive position, our research, design, and engineering teams work in close association with customers to design custom sensors for specific applications. We believe that once a customer has designed one of our sensors into their products, the cost and time of switching to another supplier is high.  Research and development costs approximated $10,626 or 5.1% of net sales for fiscal 2010, $10,826 or 5.3% of net sales for fiscal 2009, and $9,852 or 4.3% of net sales for fiscal 2008. We expect to continue to make significant investment in research and development in order to provide innovative new products to our customers and to maintain and improve our competitive position. Customer funded research and development was $2,008, $1,451, and $1,018 for the fiscal years ended March 31, 2010, 2009, and 2008, respectively.

COMPETITION

The global market for sensors includes many diverse products and technologies, is highly fragmented and is subject to moderate to high pricing pressures, depending on the end markets and level of customization. Most of our competitors are small independent companies or divisions of large corporations such as Danaher, General Electric, Schneider-Electric, Sensata and Honeywell. Many of the divisions of these larger corporations are also customers.  The principal elements of competition in the sensor market are technology and production capability, price, quality, service, and the ability to design unique applications to meet specific customer needs.

Although we believe that we compete favorably, new product introductions by our competitors could cause a decline in sales or loss of market acceptance for our existing products. If competitors introduce more technologically advanced products, the demand for our products would likely be reduced.

INTELLECTUAL PROPERTY

We rely in part on patents to protect our intellectual property. We own 65 United States utility and design patents and 76 foreign patents to protect our rights in certain applications of our core technology. We have 52 patent applications pending. These patent applications may never result in issued patents. Even if these applications result in patents being issued, taken together with our existing patents, they may not be sufficiently broad to protect our proprietary rights, or they may prove unenforceable. We have not obtained patents for all of our innovations, nor do we plan to do so.

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

We believe that our products do not infringe on the rights of third parties. However, we cannot be certain that third parties will not assert infringement claims against us in the future or that any such assertion will not result in costly litigation or require us to obtain a license to third party intellectual property. In addition, we cannot be certain that such licenses will be available on reasonable terms or at all, which could harm our business, results of operations and financial condition.  For a discussion of risks related to intellectual property, please refer to “Item 1A. Risk Factors.”

FOREIGN OPERATIONS

Our products are manufactured and marketed worldwide. Our geographic diversity enables us to leverage our cost structure and supply-chain, promotes economies of scale, and affords a broad and diverse sales base. We manufacture a large portion of our sensor products in Shenzhen, China. Sensors are also manufactured at our U.S. facilities in Hampton, Virginia, Dayton, Ohio and Fremont, California, as well as our European facilities in Galway, Ireland, Toulouse, France, Les Clayes-sous-Bois, France, Fontenay, France, Druex, France, Dortmund, Germany and Bevaix, Switzerland.  The Company also has a joint venture in Japan.  With the acquisition of Atexis, a range of our temperature sensors are manufactured at our Chengdu, China facility. A large portion of our NTC thermistors, discrete and probe assemblies are manufactured in China by Betacera Inc., a subcontractor with a long-standing contractual relationship with the Company. Many of our products contain key components that are obtained from a limited number of sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond our control, including political and other uncertainties regarding China.

A substantial portion of our revenues are priced in United States dollars. Most of our costs and expenses are also priced in United States dollars, with the remainder priced in Chinese renminbi (“RMB”), Euros, Swiss francs and Japanese yen. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the United States dollar compared with that of our foreign customers’ currencies. We are exposed to foreign currency transaction and translation losses, which might result from adverse fluctuations in the value of the Euro, Chinese RMB, Swiss franc, and Japanese yen. The Company’s exposure to the Hong Kong dollar mainly relates to the functional currency for Kenabell Holding Limited, the Company’s primary foreign holding company.  The following table details annual consolidated net sales and the respective amount as a percentage of consolidated net sales invoiced from our facilities within and outside of the U.S. for the previous three years, as well as the U.S. dollar equivalent of net assets for the respective functional currencies:

	For the years ended March 31,
	2010	2009	2008
Net sales:
U.S. facilities	$74,882	$93,647	$107,734
U.S. facilities % of sales	36%	46%	47%
Non-U.S. facilities	$134,728	$110,296	$120,649
Non-U.S. facilities % of sales	64%	54%	53%

Net assets (liabilities):
U.S. dollar	$59,117	$51,640	$49,082
Chinese renminbi	14,862	22,419	17,306
Hong Kong dollar	75,301	61,588	63,827
Euro	14,998	18,273	19,562
Japanese yen	2,117	2,360	3,787
Swiss franc	601	996	2,225

The overall increase in the level of net sales invoiced from non-U.S. facilities mainly reflects, among other things, the acquisition of companies based in Europe.   The Chinese RMB or RMB was relatively stable in fiscal 2010, but appreciated 2.5% and 9.0% during 2009 and 2008, respectively. The Company has more expenditures in RMB than sales denominated in RMB, and as such, when the U.S. dollar weakens relative to the RMB, our operating profits decrease. Based on our net exposure of RMB to U.S. dollars for the fiscal year ended March 31, 2010 and forecast information for fiscal 2011, we estimate a negative operating income impact of approximately $174 for every 1% appreciation in RMB against the U.S. dollar (assuming no price increases passed to customers, and no associated cost increases or currency hedging). We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, pricing and monitoring balance sheet exposures for payables and receivables, as well as utilizing foreign currency contracts as a hedging strategy.

The Company’s French, Irish and German subsidiaries have more sales in Euros than expenses in Euros and the Company’s Swiss subsidiary has more expenses in Swiss franc than sales, and as such, if the U.S. dollar weakens relative to the Euro and Swiss franc, our operating profits would increase in France, Ireland and Germany but decline in Switzerland. Based on the net exposures of Euros and Swiss francs to the U.S. dollar for the fiscal year ended March 31, 2010 and forecast information for fiscal 2011, we estimate a negative operating income impact of $12 in Euros and a positive operating income impact of approximately $30 for every 1% appreciation in the Euro and Swiss franc, respectively, relative to the U.S. dollar (assuming no price increases passed to customers, and no associated cost increases or currency hedging).

There can be no assurance that these currencies will remain stable or will fluctuate to our benefit. To manage our exposure to potential foreign currency, transaction and translation risks, we may purchase foreign currency exchange contracts, currency options, or other derivative instruments, provided such instruments may be obtained at prices considered suitable. We do have a number of foreign exchange currency contracts, as disclosed in Note 7 to the Consolidated Financial Statements in this Annual Report on Form 10-K.  For a discussion of risks related to foreign operations and foreign currencies, please refer to “Item 1A. Risk Factors.”

EMPLOYEES

As of March 31, 2010, we had 2,520 employees, including 289 in the United States, 503 in the European Union, and 1,728 in Asia. As of March 31, 2010, 1,500 employees were engaged in manufacturing, 637 were engaged in administration, 291 were engaged in engineering and 92 were engaged in sales and marketing.

Our employees in the U.S., Europe and Asia are not covered by collective bargaining agreements. We believe our employee relations are good.

ENVIRONMENTAL MATTERS

We are subject to comprehensive and changing foreign, federal, state, and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with releases of hazardous substances, as well as those relating climate change. We believe that we are in compliance in all material respects with current environmental requirements. Nevertheless, we use hazardous substances in our operations, and as is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties, we may be held liable, and may be required to pay the cost of remedying the condition.  Additionally, as climate change regulations develop, the direct and indirect implications, including legal, technological, political and scientific costs, will continue to evolve the amount of any liability or added costs resulting from the foregoing matters and could be material.

We believe we are in compliance in all material respects with the European and UK Restrictions on Hazardous Substances (“RoHS”) environmental directive which became effective July 1, 2006 for "the restriction of the use of certain hazardous substances in electrical and electronic equipment.”

Our business and our customers may be subject to requirements under the European Commission’s Proposal for the Registration, Evaluation and Authorization of Chemicals (“REACH”). REACH imposes obligations on European Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Additionally, substances of high concern are subject to an authorization process per application. Authorization may result in restrictions in the use of products by application or even prohibitions on the manufacture or importation of products. REACH came into effect on June 1, 2007. The regulations impose additional burdens on chemical producers, importers, downstream users of chemical substances and preparations, and the entire supply chain. Our manufacturing presence and sales activities in the European Union will require us to incur additional compliance costs.  For a discussion of risks related to environmental matters, please refer to “Item 1A. Risk Factors.”

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

Foreign governments have also implemented similar export and import control regulations, which may affect our operations or transactions subject to their jurisdictions. For a discussion of risks related to export/import control and economic sanctions laws, as well as the status of our disclosure of certain non-compliance with export regulations, please refer to “Item 1A. Risk Factors.”

BACKLOG

At March 31, 2010, the dollar amount of backlog orders believed to be firm was approximately $77,609.  We include in backlog those orders that have been accepted from customers that have not been filled or shipped and are supported with a purchase order. It is expected that the majority of these orders will be shipped during the next 12 months. At March 31, 2009, our backlog of unfilled orders was approximately $55,865. We believe that backlog may not be indicative of actual sales for the current fiscal year or any succeeding period.

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

ITEM 1A. RISK FACTORS

Careful consideration should be given to the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions, geopolitical events, changes in laws or accounting rules, fluctuations in interest rates, terrorism, international conflicts, major health concerns, natural disasters, climate change or other disruptions of expected economic or business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition. An investment in our common stock is speculative in nature and involves a high degree of risk. No investment in our common stock should be made by any person who is not in a position to lose the entire amount of such investment.

In addition to being subject to the risks described elsewhere in this Annual Report on Form 10-K, including those risks described below under “Liquidity and Capital Resources,” an investment in our common stock is subject to the risks and uncertainties described below.

OUR OPERATING RESULTS AND FINANCIAL CONDITIONS HAVE BEEN AND MAY CONTINUE TO BE ADVERSELY AFFECTED BY THE FINANCIAL SITUATION AND WORLDWIDE ECONOMIC CONDITIONS.

The financial crisis affecting the banking system and financial markets and the uncertainty in global economic conditions have resulted in a tightening of the credit markets, a low level of liquidity in financial markets, decreased consumer confidence, high unemployment and reduced corporate profits and capital spending. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and have caused, and may continue to cause, our customers to reduce spending on our products. We cannot predict the timing or duration of the global economic crisis or the timing or strength of a subsequent economic recovery. If the economy or markets in which we operate experience continued weakness at current levels or deteriorate further, our business, financial condition and results of operations would be materially and adversely affected.

CONTINUED FUNDAMENTAL CHANGES IN CERTAIN INDUSTRIES IN WHICH WE OPERATE HAVE HAD AND COULD CONTINUE TO HAVE ADVERSE EFFECTS ON OUR BUSINESS.

Our products are sold to several industries, including automobile manufacturers, manufacturers of commercial and residential HVAC systems, as well as to manufacturers in the refrigeration, aerospace, medical, and industrial markets, among others. These are global industries, and they are experiencing various degrees of contraction, growth and consolidation. Customers in these industries are located in every major geographic market. As a result, our customers are affected by changes in global and regional economic conditions, as well as by labor relations issues, regulatory requirements, trade agreements and other factors. This, in turn, affects overall demand and prices for our products sold to these industries. For example, the significant economic decline during fiscal 2009 resulted in a reduction in automotive production and in the sales of many of the other products manufactured by our customers that use our products, and has had an adverse effect on our results of operations. This negative outlook continued into fiscal 2010 and may have continued impact in fiscal 2011. In addition, many of our products are platform-specific—for example, sensors are designed for certain of our HVAC manufacturer customers according to specifications to fit a particular model. Our success may, to a certain degree, be connected with the success or failure of one or more of the manufacturers or industries to which we sell products, either in general or with respect to one or more of the platforms or systems for which our products are designed.

OUR INDEBTEDNESS MAY LIMIT OUR USE OF OUR CASH FLOW AND CHANGES IN THE CREDIT MARKETS MAY ADVERSELY AFFECT THE AVAILABILITY TO REFINANCE AND THE COST OF ADDITIONAL DEBT.

We have incurred debt to finance most of our acquisitions, and we may also incur additional debt. Our debt level and related debt service obligations and debt covenants could have negative consequences, including:

•	requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which would reduce the funds we have available for other purposes;

•	reducing our flexibility in planning for or reacting to changes in our business and market conditions;

•	reducing our ability to make acquisitions;

•	exposing us to interest rate risk, since a large portion of our debt obligations are at variable rates; and

•	reducing our ability to refinance our debt, which could result in an event of default that could materially and adversely affect our operating results and financial condition.

We may incur more debt in the future. If we add new debt, the risks described above could increase. In addition, further deterioration in the credit markets may adversely impact the availability and cost of future debt and refinancing.

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

Our success depends upon our ability to develop and introduce new sensor products and product line extensions. If we are unable to develop or acquire new products in a timely manner, our net sales could suffer. The development of new products involves highly complex processes, and at times we have experienced delays in the introduction of new products. Since many of our sensor products are designed for specific applications, we must frequently develop new products jointly with our customers. We are dependent on the ability of our customers to successfully develop, manufacture and market products that include our sensors. Successful product development and introduction of new products depends on a number of factors, including the following:

•	accurate product specification;

•	timely completion of design;

•	achievement of manufacturing yields;

•	timely, quality and cost-effective production; and

•	effective marketing.

WE HAVE SUBSTANTIAL NET SALES AND OPERATIONS OUTSIDE OF THE UNITED STATES, INCLUDING SIGNIFICANT OPERATIONS IN CHINA AND EUROPE THAT EXPOSE US TO INTERNATIONAL RISKS.

Our international operations represent a substantial portion of our net sales, total assets and net assets. Our foreign operating subsidiaries are in China, Europe, Hong Kong and Japan, and as such, we are exposed to, among other things, foreign currency transaction and translation losses with the Chinese RMB, Hong Kong dollar, Euro, Japanese yen and Swiss franc. Our foreign subsidiaries’ operations reflect intercompany transfers of costs and expenses, including interest on intercompany receivables, at amounts established by us. We manufacture a large portion of our sensor products in China. Our China subsidiary is subject to certain government regulations, including currency exchange controls, which limit the subsidiary’s ability to pay cash dividends or lend funds to us. The inability to operate in China or the imposition of significant restrictions, taxes, or tariffs on our operations in China would impair our ability to manufacture products in a cost-effective manner and could reduce our profitability significantly.

Risks specific to our international operations include:

•	political conflict and instability in the relationships among Hong Kong, Taiwan, China, the United States and in our target international markets;

•	political instability and economic turbulence in Asian and European markets;

•	changes in United States and foreign regulatory requirements resulting in burdensome controls, tariffs and import and export restrictions;

•	changes in foreign currency exchange rates, which could make our products more expensive as stated in local currency, as compared to competitive products priced in the local currency;

•	risks relating to the enforceability of contracts and other rights or collectability of accounts receivable in foreign countries;

•	delays or cancellation of production and delivery of our products due to the logistics of international shipping, which could damage our relationships with our customers;

•	a recurrence of the outbreak of Severe Acute Respiratory Syndrome (“SARS”) or Avian Flu and the associated risks to our operations in China; and

•
legislative initiatives, including tax legislation and other changes in the Company’s tax position, including tax policy changes in China, which could affect the profitability of our operations in China. For example, if the Company does not continue to receive special tax status, our income tax rates could increase to 25%.

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

WE MAY INCUR MATERIAL LOSSES AND COSTS AS A RESULT OF PRODUCT LIABILITY AND WARRANTY, PRODUCT DEFECTS AND RECALL CLAIMS BROUGHT AGAINST US.

We have been and may continue to be exposed to product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or alleged to result, in bodily injury and/or property damage. We do not generally have insurance coverage for exposures such as recall and warranty. Accordingly, we could experience material warranty, recall claims or product liability losses in the future and incur significant costs to defend these claims. Manufacturing or design defects, unanticipated use of our products, or inadequate disclosure of risks relating to the use of our products could lead to injury or other adverse events.  If any of our products are, or are alleged to be, defective, we may be required to participate in a recall of the underlying end product, particularly if the defect or the alleged defect relates to product safety. Depending on the terms under which we supply products, an OEM may hold us responsible for some or all of the repair or replacement costs of these products under warranties, when the product supplied did not perform as represented. Personal injuries relating to the use of our products can also result in product liability claims being brought against us.  Our costs associated with satisfying product liabilities could be material.

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

•
Exports of technology necessary to develop and manufacture certain of the Company’s products are subject to U.S. export control laws and similar laws of other jurisdictions, and the Company may be subject to adverse regulatory consequences, including government oversight of facilities and export transactions, monetary penalties and other sanctions for violations of these laws. All exports of technology necessary to develop and manufacture the Company’s products are subject to U.S. export control laws. In certain instances, these regulations may prohibit the Company from developing or manufacturing certain of its products for specific end applications outside the United States. In late May 2009, the Company became aware that certain of its piezo products when designed or modified for use with or incorporation into a defense article are subject the International Traffic in Arms Regulations ("ITAR") administered by the United States Department of State. Certain technical data relating to the design of the products may have been exported to China without authorization from the U.S. Department of State.  As required by the ITAR, the Company conducted a thorough investigation into the matter.   Based on the investigation, the Company filed in December 2009 a final voluntary disclosure with the U.S. Department of State relating to that matter, as well as to exports and re-exports of other ITAR-controlled technical data and/or products to Canada, India, Ireland, France, Germany, Italy, Israel, Japan, the Netherlands, South Korea, Spain and the United Kingdom, which disclosure has since been supplemented.  In the course of the investigation, the Company also became aware that certain of its products may have been exported from France without authorization from the relevant French authorities.  The Company investigated this matter thoroughly.  In December 2009, it also voluntarily submitted to French customs authorities a list of products that may have required prior export authorization.  In addition, the Company has taken steps to mitigate the impact of potential violations, and we are in the process of strengthening our export-related controls and procedures. The U.S. Department of State and other regulatory authorities encourage voluntary disclosures and generally afford parties mitigating credit under such circumstances. The Company nevertheless could be subject to potential regulatory consequences related to these possible violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and/or criminal penalties.  It is not possible at this time to predict the precise timing or probable outcome of any potential regulatory consequences related to these possible violations.

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

We have made fourteen acquisitions since fiscal 2005. As a part of our business strategy, we may enter into additional business combinations and acquisitions, although acquisitions require lender approval under our credit agreement. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business and distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. Our inability to consummate acquisitions at our prior rate could negatively impact our growth rate.  If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our growth strategy, and we may incur substantial expenses and devote significant management time and resources in seeking to complete proposed acquisitions that will not generate benefits for us.

In addition, with future acquisitions, we could use substantial portions of our available cash for all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause significant stockholder dilution. Our prior acquisitions and any future acquisitions may not ultimately help us achieve our strategic goals and may pose other risks to us. Conversely, we may not be able to consummate acquisitions at a similar rate as to the past, which could adversely impact our growth rate. Our ability to grow depends in part upon our ability to identify and successfully acquire and integrate companies and businesses at appropriate prices and realize anticipated cost savings. In addition, changes in accounting or regulatory requirements or any further deterioration in the credit markets could also adversely impact our ability to consummate acquisitions or change the accounting treatment for acquisitions. For example, as a result of the recently issued standards for accounting for Business Combinations, which were effective for the Company beginning April 1, 2009, we will be required to expense certain acquisition-related items that under previous accounting were capitalized as part of the purchase price.

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

WE HAVE RECORDED A SIGNIFICANT AMOUNT OF DEFERRED TAX ASSETS, WHICH MAY BECOME IMPAIRED IN THE FUTURE.

We have a significant amount of deferred tax assets, mainly resulting from previously incurred net operating loss carryforwards (“NOLs”).  Accounting guidance for valuation allowances for deferred tax assets is strictly based on the evaluation of positive and negative evidence which can be objectively verified as to whether it is more likely than not the NOLs will be utilized, and if positive evidence does not outweigh negative evidence, a valuation allowance is required.  Based on such assessment, we may have to record valuation allowances for deferred tax assets.  Impairment of deferred tax assets may result from, among other things, deterioration in our performance, significant negative industry or economic trends, adverse changes in laws or regulations, decrease in projected future cash flows, and a variety of other factors. In the future, we may have an impairment of deferred tax assets, which could result in material impairment charges causing an adverse impact on our earnings and financial condition.

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

WE HAVE RECORDED A SIGNIFICANT AMOUNT OF GOODWILL, IDENTIFIABLE INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS WHICH MAY BECOME IMPAIRED IN THE FUTURE.

Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was recorded at fair value on the date of acquisition.  Impairment of goodwill, identifiable intangible assets and other long-lived assets may result from, among other things, deterioration in our performance, significant negative industry or economic trends, significant decline in our stock price for a sustained period resulting in a significant change in market capitalization relative to net book value, adverse market conditions, adverse changes in laws or regulations, decrease in projected future cash flows, and a variety of other factors. The Company may have in the future an impairment of goodwill, identifiable intangible assets, and other long-lived assets, which could result in material impairment charges causing an adverse impact on our earnings and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Hampton, Virginia in a leased facility. Worldwide, we have twelve primary manufacturing facilities, and seven additional locations for sales and marketing and research and development activities. Three factories located in China, Ireland and France with an aggregate of approximately 260,000 square feet are owned by us. The remaining sites with an aggregate of approximately 413,000 square feet are leased by us. Of these manufacturing, sales and marketing, research and development, administrative and distribution locations, six are located in the U.S.A., eight in Europe and three in Asia. We manufacture a large portion of our sensor products in Shenzhen, China.  We consider our facilities suitable and adequate for the purpose for which they are used and we do not anticipate difficulty in renewing existing leases as they expire or in finding other facilities. The Company’s manufacturing facilities taken as a whole, currently operate moderately below full capacity.  We believe our current manufacturing base offers additional capacity to support higher revenues.  Please refer to Note 15 in the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information with regard to our lease commitments.

Our primary sensor manufacturing facilities are ISO 9001 certified.  We also have registration under FDA (Federal Drug Administration) regulations at our Dayton, Ohio facility and a number of facilities are TS 16949 (Technical Standards) registered, as well as AS9100 and ISO 13485.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(A) Market Information

Our common stock, no par value, is traded on The NASDAQ Global Market under the symbol:  MEAS. The following table presents high and low sales prices of our common stock as reported on the NASDAQ for the periods indicated:

	2010		2009
	HIGH	LOW	HIGH	LOW

First quarter	$7.91	$3.73	$20.00	$15.53
Second quarter	11.53	6.45	19.95	15.88
Third quarter	10.56	7.25	17.65	3.78
Fourth quarter	16.23	10.24	7.57	2.30

(B) Approximate Number of Holders of Common Stock

At May 28, 2010, there were approximately 69 shareholders of record of our common stock and approximately 24,254 beneficial shareholders.

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

(E) Performance Graph

The following graph compares our cumulative total stockholder return since March 31, 2005 with the Russell 2000 Index and SIC Code 3823 peer group index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100.00 on March 31, 2005.

	3/31/2005	3/31/2006	3/31/2007	3/31/2008	3/31/2009	3/31/2010

Measurement Specialties, Inc.	100.00	113.70	98.09	75.96	17.78	63.96
Russell 2000	100.00	125.85	133.28	115.95	72.47	117.95
SIC Code 3823	100.00	131.85	139.52	164.51	98.58	169.97

(F) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

(G) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

The repurchase of the Company’s common stock is restricted by our credit agreement and may not exceed $1,000 each fiscal year or $4,000 cumulatively.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	YEARS ENDED MARCH 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands, except per share information)
Results of operations:
Net sales	$209,610	$203,943	$228,383	$200,250	$121,417
Income from continuing operations, net of income taxes	6,485	5,667	16,806	12,481	10,327
Net cash provided by operating activities from continuing operations	29,782	22,032	33,235	13,974	11,726
Net cash used in investing activities from continuing operations	(5,250)	(26,609)	(36,164)	(53,002)	(14,730)
Net cash provided by (used in) financing activities from continuning operations	(23,931)	7,513	12,688	35,022	(1,605)

Amounts attributable to MEAS common shareholders:
Income from continuing operations, net of income taxes	$6,058	$5,279	$16,442	$11,957	$10,327
Income (loss) from discontinued operations, net of income taxes	(142)	-	-	2,277	14,207
Net income	5,916	5,279	16,442	14,234	24,534

Per common share:
Income from continuing operations, net of income taxes:
Basic	$0.42	$0.36	$1.14	$0.85	$0.75
Diluted	0.41	0.36	1.13	0.83	0.72
Net Income:
Basic	0.41	0.36	1.14	1.01	1.79
Diluted	0.40	0.36	1.13	0.99	1.71

Cash dividends declared	-	-	-	-	-

Financial Position at Year-End:
Total assets	$279,975	$288,609	$285,615	$224,691	$151,194
Long-term and short-term debt, revolver and notes payable	72,028	93,060	86,718	62,424	20,447
Shareholders' equity	166,996	157,276	155,789	120,637	95,497

The above table includes, as of the purchase date, the fourteen acquisitions consummated since fiscal 2005 with total purchase price exceeding $167,000 (See Note 5 to the Consolidated Financial Statements of the Company in this Annual Report on Form 10-K for a discussion regarding acquisitions). Fiscal year 2007 includes $1,275 in litigation settlement costs. Fiscal 2010, 2009, 2008 and 2007 include non-cash equity based compensation of $3,218, $2,942, $3,397 and $2,887, respectively. Fiscal 2009 includes $2,881 income tax expense for the valuation allowance related to foreign deferred tax assets and an adjustment for $500 to increase inventory balances related to a purchase accounting adjustment for the Intersema acquisition.

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

Our fiscal year begins on April 1 and ends on March 31. References in this report to the year 2009 or fiscal 2009 refer to the 12-month period from April 1, 2008 through March 31, 2009 and references in this report to the year 2010 or fiscal 2010 refer to the 12-month period from April 1, 2009 through March 31, 2010.

OVERVIEW

Measurement Specialties, Inc. is a global leader in the design, development and manufacture of sensors and sensor-based systems for original equipment manufacturers and end users.  Our products are based on a broad portfolio of proprietary technology and typically sold under the MEAS brand name. We are a global business and we believe we have a relatively high degree of diversity when considering our geographic reach, our broad range products, number of end-use markets and breadth of customer base. The Company is a multi-national corporation with twelve primary manufacturing facilities strategically located in the United States, China, France, Ireland, Germany and Switzerland, enabling the Company to produce and market world-wide a broad range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for automotive, medical, consumer, military/aerospace, and industrial applications. The Company’s sensor products include pressure sensors and transducers, linear/rotary position sensors, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors, humidity, temperature and fluid property sensors. The Company's advanced technologies include piezo-resistive silicon sensors, application-specific integrated circuits, micro-electromechanical systems, piezoelectric polymers, foil strain gauges, force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, electromagnetic displacement sensors, hygroscopic capacitive sensors, ultrasonic sensors, optical sensors, negative thermal coefficient ceramic sensors, torque sensors and mechanical resonators.  We compete in growing global market segments driven by demand for products that are smarter, safer, more energy-efficient, and environmentally-friendly.  We deliver a strong value proposition to our customers through our willingness to customize sensor solutions, leveraging our innovative portfolio of core technologies and exploiting our low-cost manufacturing model based on our 15-year presence in China.

Effective December 1, 2005, we completed the sale of our Consumer business, including our Cayman Island subsidiary, Measurement Limited (“ML”), to Fervent Group Limited (“FGL”). FGL is a company controlled by the owners of River Display Limited, our long time partner and primary supplier of consumer products in Shenzhen, China. Accordingly, the related financial statements for the Consumer segment are reported as discontinued operations. All comparisons in Management’s Discussion and Analysis for each of the periods ended March 31, 2010, 2009 and 2008, exclude the results of these discontinued operations except as otherwise noted.

EXECUTIVE SUMMARY

While the Company’s results in 2010 and 2009 reflect the declines resulting from one of the worst global economic recession in decades, we believe they also demonstrate our ability to manage the Company through challenging conditions.  The Company remains focused on creating long-term shareholder value through continued development of innovative technologies and strengthening our market position by expanding customer relationships.  To accomplish this goal, we continue to take measures we believe will result in higher sales performance in excess of the overall market and generation of positive earnings before interest, tax, depreciation and amortization (“EBITDA”).  We have implemented aggressive actions that not only proactively addressed the economic recession, but we also positioned the Company for future growth in sales and profitability, all of which we ultimately expect to translate to enhanced shareholder value.  To that end, we currently have one of the strongest product development pipelines in the history of the Company, which we expect to lay the foundation for future sales growth.  Research and development will continue to play a key role in our efforts to maintain product innovations for new sales and to improve profitability.  The Company continues to expand its position as a global leader:  Our broad range of products and geographic diversity provide the Company with a variety of opportunities to leverage technology, products, manufacturing base and our financial performance.

Prior to the recession, the Company delivered strong growth in sales and profitability, through organic growth as well as through acquisitions.  We anticipate returning to that strategy, as we have already started to see the recovery in our sales.

TRENDS

There are a number of trends that we expect to have material effects on the Company in the future, including recovering global economic conditions with the resulting impact on our sales, profitability, and capital spending, changes in foreign currency exchange rates relative to the U.S. dollar, changes in our debt levels and applicable interest rates, and shifts in our overall effective tax rate.  Additionally, sales and results of operations could be impacted by additional acquisitions, though there is no specific timetable for any acquisitions.

As economic conditions continue to improve, the Company expects modest overall sales growth during 2011 as compared to 2010.  We believe sales for the next six to nine months will continue to trend positively, but our visibility with respect to future sales beyond nine months remains limited.  Current market indicators are mixed, but there are signs of improvement.  It is unclear whether the recent increase in sales and bookings is a result of the end of the recession and an overall sustainable increase in global economies (across most market verticals).  We believe the majority of the improvement in our sales is due to improved overall demand, as well as increased market penetration.  The mixed indicators could indicate that global demand will not quickly recover, which could adversely impact the Company’s sales and profitability.  In particular, the Company’s automotive and heavy truck, housing and industrial businesses are likely to be the most impacted with medical technologies less affected.  In future periods, we expect the sensor market will continue to perform well relative to the overall economy as a result of the increase in sensor content in various products across most end markets in the U.S., Europe and Asia.

As detailed in the graph below, during fiscal 2010 the Company continued to post consecutive quarters with higher net sales and higher Adjusted EBITDA on a trailing quarter-to-quarter comparison.  The continued increases in sales are encouraging, which leads us to believe we may have seen the worst of the recession; however, sales have not returned to prerecession levels for an extended period of time.  We believe sales bottomed out during our fourth quarter of fiscal 2009, and the continued increases in bookings and backlog are positive trends, which if sustained, should translate to continued improvements in future sales performance.  Economic conditions continue to be challenging and there is uncertainty as to the strength of the economic recovery with, among other factors, the euro-zone debt crisis, Europe’s sluggish recovery, high unemployment, tight credit markets and weaknesses in the housing and automotive markets.

Adjusted EBITDA is a non-GAAP financial measure that is not in accordance with, or an alternative to, measures prepared in accordance with GAAP.  The Company believes certain financial measures which meet the definition of non-GAAP financial measures provide important supplemental information.  The Company considers Adjusted EBITDA an important financial measure because it provides a financial measure of the quality of the Company’s earnings from a cash flow perspective (prior to taking into account the effects of changes in working capital and purchases of property and equipment and debt service).  Other companies may calculate Adjusted EBITDA differently than we do, which might limit its usefulness as a comparative measure.  Adjusted EBITDA is used by management in addition to and in conjunction with the results presented in accordance with GAAP.  Additionally, we believe quarterly Adjusted EBITDA provides the current run-rate for trending purposes rather than a trailing twelve month historical amount.  The following table details quarterly net sales and also provides a non-GAAP reconciliation of quarterly Adjusted EBITDA to the applicable GAAP financial measures.

Quarter Ended	Net Sales	Quarterly Adjusted EBITDA*	Income (Loss) from Continuing Operations	Interest	Foreign Currency Exchange Loss (Gain)	Depreciation and Amortization	Income Taxes	Share-based Compensation	Other*
6/30/2008	$58,998	$10,133	$3,855	$706	$(63)	$3,337	$1,500	$798	$-
9/30/2008	$58,888	$10,332	$3,718	$806	$396	$3,240	$1,446	$726	$-
12/31/2008	$43,299	$5,525	$876	$675	$351	$3,011	$(115)	$727	$-
3/31/2009	$42,758	$3,530	$(3,170)	$894	$87	$3,622	$1,406	$691	$-
6/30/2009	$44,741	$3,118	$(1,477)	$1,168	$(536)	$3,730	$(367)	$600	$-
9/30/2009	$49,087	$5,767	$68	$1,018	$(437)	$3,475	$675	$810	$158
12/31/2009	$54,755	$8,872	$3,264	$905	$(64)	$3,630	$(28)	$865	$300
3/31/2010	$61,027	$9,770	$4,203	$808	$50	$3,237	$453	$943	$76

* - Adjusted EBITDA = Income from Continuing Operations before Interest, Foreign Currency Exchange Loss (Gain), Depreciation and Amortization, Income Taxes, Share-based Compensation and Other.  Other represents legal fees incurred related to certain International Traffic in Arms Regulations matters

The primary factors that impact our costs of revenue include production and sales volumes, product sales mix, foreign currency exchange rates, especially with the Chinese RMB, changes in the price of raw materials and the impact of various cost control measures.  We expect our gross margins during fiscal 2011 to range from approximately 39% to 43%, primarily reflecting the impact of a more stable product sales mix, improved volume of business and assuming stability in the value of the RMB relative to the U.S. dollar.  Gross margins for certain quarters could be outside this expected range based upon a range of possible factors.  Gross margins have trended down over the past several years, largely due to unfavorable product sales mix (both in terms of organic growth and acquired sales) and the impact of the increase in the value of the RMB relative to the U.S. dollar.  Our gross margins decreased in fiscal 2010 as compared to the prior year mainly because of the decline in overall volume of organic business.  As with all manufacturers, our gross margins are sensitive to the overall volume of business (i.e., economies of scale) in that certain costs are fixed and certain production costs are capitalized in inventory based on normal production volumes.  Since our overall level of business declined in fiscal 2010, especially during the first half, and with the working off of inventory associated with the China facility move and alignment of inventory balances with the lower sales rates, our gross margins and overall level of profits decreased accordingly.  We expect continued pressures on our gross margins given our expectation that global demand will not quickly recover, which will result in unfavorable overhead absorption.  Since around August 2008, the RMB has stabilized relative to the U.S. dollar.  In the near term, this trend is expected to continue, but there are indications that the RMB may begin to appreciate again.

Total selling, general and administrative expense (“Total SG&A”) as a percentage of net sales was higher in fiscal 2010 and 2009 as compared to prior years before the recession, mainly reflecting the increase in Total SG&A expenses due to SG&A expenses related to acquisitions and the decrease in sales.   Historically, we have been successful in leveraging our SG&A expense, growing SG&A expense more slowly than our sales growth, but the global economic recession adversely impacted our SG&A leverage.  As a percent of sales, Total SG&A for 2010 was 33.9%, as compared to 35.4% and 29.5% in fiscal years 2009 and 2008, respectively. We are expecting in 2011 a decrease in our SG&A as a percentage of net sales mainly due to higher sales, which are expected to be partially offset by continued investment in R&D for new programs that are not yet generating sales (such as our new fluid property sensor) and reinstatement of compensation previously reduced as part of our proactive cost cutting measures to address the global economic recession.

Amortization of acquired intangible assets and deferred financing costs increased  over the past two of years mainly due to the acquisitions of Intersema and Visyx (the “2008 Acquisitions”) and the 2009 Acquisitions.  Amortization is disproportionately loaded more in the initial years of the acquisition, and therefore amortization expense is higher in the quarters immediately following a transaction, and declines in later years based on how various intangible assets are valued and amortized. Amortization of acquired intangible assets is expected to decrease in fiscal 2011 as compared to fiscal 2010, assuming no new acquisitions.  However, amortization of deferred financing costs is expected to increase with the costs incurred in connection with the refinancing of the Company’s primary credit facility in May 2010 (See Long-term Debt section below for further details regarding the refinancing).  At March 31, 2010, the Company had approximately $704 in deferred financing costs all of which will be written-off in the first quarter of fiscal 2011 as a result of the new credit facility.

In addition to the margin exposure as a result of the depreciation of the U.S. dollar relative to the RMB, the Company also has foreign currency exchange exposures related to balance sheet accounts. When foreign currency exchange rates fluctuate, there is a resulting revaluation of assets and liabilities denominated and accounted for in foreign currencies. Foreign currency exchange (“fx”) losses or gains due to the revaluation of local subsidiary balance sheet accounts with realized and unrealized fx transactions increased sharply in recent years, because of, among other factors, volatility of foreign currency exchange rates. For example, our Swiss company, which uses the Swiss franc as its functional currency, holds cash denominated in foreign currencies (U.S. dollar and Euro). As the Swiss franc appreciates against the U.S. dollar and/or Euro, the cash balances held in those denominations are devalued when stated in terms of Swiss francs. These fx transaction gains and losses are reflected in our “Foreign Currency Exchange Gain or Loss.” Aside from cash, our foreign entities generally hold receivables in foreign currencies, as well as payables. In fiscal 2010, we recorded net fx gains of $987, and in 2009, we posted net fx losses of $771, in realized and unrealized fx changes associated with the revaluation of foreign assets held by our foreign entities. The Company’s operations outside of the U.S. have expanded over the years from acquisitions.  We expect to see continued fx losses or gains associated with volatility of foreign currency exchange rates.

The Company uses and may continue to use foreign currency contracts to hedge these fx exposures.  The Company does not hedge all of its fx exposures, but has accepted some exposure to exchange rate movements.  The Company does not apply hedge accounting when derivative financial instruments are used to manage these fx exposures.  Since the Company does not apply hedge accounting, the changes in the fair value of those derivative financial instruments are reported in earnings in the fx gains or losses caption.  We expect the value of the U.S. dollar will continue to fluctuate relative to the RMB, Euro, Swiss franc and Japanese yen.   Therefore, both positive and negative movements in currency exchange rates relative to the U.S. dollar will continue to affect the reported amounts of sales, profits, and assets and liabilities in the Company’s consolidated financial statements.

Our overall effective tax rate will continue to fluctuate as a result of the allocation of earnings among the various taxing jurisdictions in which we operate and their varying tax rates.  This is particularly challenging due to the different timing and rates of economic recovery as economies around the world try to recover from the recession.  We expect an increase in our 2011 overall effective tax rate as compared to last year, excluding discrete items.  The increase in the estimated overall effective tax rate mainly reflects the shift of taxable earnings to tax jurisdictions with higher tax rates.  Additionally, last year’s effective tax rate was impacted by a number of discrete items and the overall shift in profits and losses with a higher proportion of profits to those jurisdictions with lower tax rates and a higher proportion of losses to jurisdictions with higher tax rates.  The overall estimated effective tax rate is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely, but are subject to change.

In fiscal 2010, the Company’s subsidiary in China, MEAS China, received approval from the Chinese authorities for High New Technology Enterprise (“HNTE”) status.  HNTE status decreased the tax rate for MEAS China from 18% to 15% through December 31, 2011. To qualify for this reduced rate the Company must continue to meet various criteria in regard to its operations related to sales, research and development activity, and intellectual property rights.

The amount of income taxes we pay is also subject to ongoing audits by U.S. federal, state and local tax authorities and by foreign tax authorities. The Company is currently being audited by the U.S. Internal Revenue Service for fiscal years ending 2007 and 2008.  If these audits result in assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities and deferred tax assets.

The Company expects to continue investing in various capital projects in fiscal 2011, and capital spending in 2011 is expected to approximate $10,000.  This level of capital spending is higher than in fiscal 2010, reflecting improved economic conditions and investments in new programs to generate new sales.

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

Effective December 1, 2005, we completed the sale of the Consumer segment to Fervent Group Limited (FGL), including its Cayman Island subsidiary, ML Cayman. FGL is a company controlled by the owners of River Display Limited (RDL), our long time partner and primary supplier of consumer products in Shenzhen, China. Accordingly, the related financial statements for the Consumer segment are reported as discontinued operations. All comparisons in Management’s Discussion and Analysis for consolidated statements of operations and consolidated statements of cash flows for each of the fiscal years ended March 31, 2010, 2009 and 2008, and consolidated balance sheets as of March 31, 2010 and 2009, exclude the results of these discontinued operations except as otherwise noted.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards:

As part of the transition to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“AS Codification”), plain English references to the corresponding accounting policies are provided, rather than specific numeric AS Codification references.  The AS Codification identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. The AS Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  There was no impact on our financial position, results of operations or cash flows upon the adoption of the AS Codification.

In December 2007, the FASB issued new accounting principles for acquisition accounting and noncontrolling interests, which require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders.  These principles were effective April 1, 2009. The Company will apply the new acquisition accounting principles to business combinations occurring after March 31, 2009. The accounting for contingent consideration under the new acquisition accounting principles requires the measurement of contingencies at the fair value on the acquisition date. Contingent consideration can be either a liability or equity based. Subsequent changes to the fair value of the contingent consideration (liability) are recognized in earnings, not to goodwill, and equity classified contingent consideration amounts are not re-measured.  The adoption of the new accounting principles for acquisition accounting and noncontrolling interests did not have a material impact on the Company’s results of operations and financial position, because the Company did not have any acquisitions in 2010.

New disclosure requirements for employer postretirement benefit plan assets were issued on December 30, 2008 and are effective for fiscal years ending after December 15, 2009.  The new disclosure requirements for employer postretirement benefit plans clarify an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The new requirements also prescribe expanded disclosures regarding investment allocation decisions, categories of plan assets, inputs, and valuation techniques used to measure fair value, the effect of Level 3 inputs on changes in plan assets and significant concentrations of risk.   The new postretirement plan disclosure requirements did not have a material impact on the consolidated financial statements.

In February 2008, the FASB issued new accounting standards for leases, which removed fair value measurement requirements for certain leasing transactions.  In February 2008, the FASB also delayed the effective date for fair value measurements for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 2008.  The adoption of the fair value measurements requirements for non-financial assets and liabilities did not have an impact on the Company’s results of operations and financial position.

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

In December 2009, the FASB issued new accounting standards on accounting and reporting for decreases in ownership of a subsidiary. The update is a scope clarification and revises the accounting requirements for decreases in ownership of a subsidiary that were originally contained in accounting for non-controlling interests. The revised decrease in ownership provisions require an entity that ceases to have a controlling interest in a subsidiary or group of assets that is a business to recognize a gain or loss on the transaction and include an amount for the remeasurement of any retained investment to fair value. A decrease in ownership that does not result in a loss of control is accounted for as an equity transaction with no gain or loss recognized for the difference between the carrying amount of the portion of the subsidiary or group of assets that is sold and consideration received from the buyer. The update was effective for the Company on April 1, 2009. The adoption of these new accounting standards did not have a material impact to the Company, however, the requirements of this update will be required to be applied to any future transactions that results in a decrease in ownership of businesses owned by the Company.

Recently Issued Accounting Pronouncements:

In October 2009, the FASB issued new accounting standards for multiple-deliverable revenue arrangements.  These new standards establish the accounting and reporting guidance for arrangements, including multiple revenue-generating activities, and provide amendments to the criteria for separating deliverables and measuring and allocating arrangement consideration to one or more units of accounting. The amendments also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. These new accounting standards requirements are effective for fiscal years beginning after June 15, 2010, which is the Company’s 2012 fiscal year. Early adoption of the standard is permitted and various options for prospective or retroactive adoption are available. The Company is currently in the process of reviewing and evaluating the impact of these new requirements, but the impact is not expected to be material on the Company’s results of operations or financial condition.

In June 2009, the FASB issued new accounting principles for variable interest entities (“VIEs”) which, among other things, established a qualitative approach for the determination of the primary beneficiary of a VIE.  An enterprise is required to consolidate a VIE if it has both the power to direct activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb the losses of the VIE or the right to receive the benefits of the VIE.  These principles improve financial reporting by enterprises involved with VIEs and address constituent concerns about the application of certain key provisions, including those in which the accounting and disclosures an enterprise’s involvement in a variable interest entity, as well as address significant diversity in practice in the approaches and methodology used to calculate a VIE’s variability.  These new accounting principles related to VIEs are effective as of the beginning of the annual reporting period that begins after November 15, 2009, for interim periods within that annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company currently consolidates its one VIE, Nikkiso-Therm (“N-T”), for which the Company is considered the primary beneficiary.  The Company is in the process of evaluating the new accounting principles for VIEs, and based on its preliminary assessment, the Company expects the adoption of these new accounting standards may result in the deconsolidation of N-T, which would decrease in the Company’s net sales for fiscal years 2010, 2009 and 2008 by $4,582, $4,090 and $3,674, respectively.  There would be no impact on net assets or net income attributable to MEAS with the deconsolidation of N-T.

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

REVENUE RECOGNITION:

The Company derives revenues primarily from the sale of sensors and sensor-based systems.  In order for revenue and related cost of sales from product sales to be recognized there must persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectability of the related receivable is reasonably assured.  The Company’s standard terms are FOB shipping Point, but a small portion of our customers have FOB destination terms.  Based on the above criteria, revenue is recognized depending on the specific terms of the arrangement:  Either at the point of shipment for those sales under FOB shipping point terms or when it is received by the customer for sales under FOB destination terms.  For those transactions that are shipped at or near the end of the reporting period for which the sales terms are FOB destination, the Company confirms receipt of the shipment, and if delivery has not occurred, then the revenue is not recognized.  Product sales are recorded net of trade discounts at the point of sale (including volume and early payment incentives) because these allowances reflect a reduction in the price for the products, sales returns, value-added tax and similar taxes. Shipping and handling costs are included in cost of revenue, and shipping and handling costs billed to customers are included in sales. Sales to customers generally include a right of return. The Company provides for allowances for returns based upon historical and estimated return rates. Sales returns have not historically been significant to our revenues and have been within the estimates made by management. The amount of actual returns could differ from estimates. Changes in estimated returns would be accounted for in the period of change.  Many of our products are designed and engineered to meet customer specifications, and customer arrangements do not involve post-installation or post-sale testing and acceptance.   There is no significant variation in sales terms geographically, or among product lines and industries.

ACCOUNTS RECEIVABLE:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The majority of the Company’s accounts receivable is due from manufacturers of electronic, automotive, military, medical and industrial products. Credit is extended based on an evaluation of a customer’s financial condition and collateral is not required. Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers net of allowances for doubtful accounts and other sales allowances. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company reviews its allowance for doubtful accounts quarterly. Recent deterioration in overall global economic conditions and worldwide credit markets heightens the uncertainties related to customers’ ability to pay and may increase the difficulty in collecting accounts receivable. If the financial condition of the Company’s customers were to deteriorate beyond our estimates, resulting in an impairment of their ability to make payments, the Company would be required to reserve and write off additional accounts receivable balances, which would adversely impact the Company’s net earnings and financial condition.  Actual uncollectible accounts could exceed the Company’s estimates and changes to its estimates will be accounted for in the period of change. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

INVENTORIES:

Inventories are valued at the lower of cost or market (‘LCM’). For purposes of analyzing the LCM, market is current replacement cost. Cost is determined on a standard cost basis which approximates historical cost under the first-in, first-out method. Market cannot exceed the net realizable value (i.e., estimated selling price in the ordinary course of business less reasonably predicted costs of completion and disposal) and market shall not be less than net realizable value reduced by an allowance for an approximately normal profit margin. In evaluating LCM, management also considers, if applicable, other factors as well, including known trends, market conditions, currency exchange rates and other such issues. If the utility of goods is impaired by damage, deterioration, obsolescence, changes in price levels or other causes, a loss shall be charged as cost of sales in the period which it occurs.

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

Management assesses goodwill for impairment at the reporting unit level on an annual basis at fiscal year end or more frequently under certain circumstances. The goodwill impairment test is a two step test. Under the first step, the fair value of the reporting unit is compared to its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit, and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed and goodwill is not impaired.

In evaluating goodwill for impairment, the fair value of the Company’s reporting units was determined using the discounted cash flow analysis in 2009 and the implied fair value approach in 2010 and 2008.   The implied fair value approach consists of comparing the Company’s market capitalization to the Company’s book value.  If the market capitalization exceeds book value, there is no impairment of goodwill.  Our evaluations were completed in the fiscal years ended March 31, 2010, 2009 and 2008 for asset values as of these respective dates. Based on our analyses and the guidelines established under related accounting standards, management has concluded there was no impairment of the Company’s goodwill in 2010, 2009 and 2008.

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

LONG LIVED ASSETS:

The Company accounts for the impairment of long-lived assets and amortizable intangible assets in accordance with standards for accounting for the impairment or disposal of long-lived assets. Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

As of March 31, 2010, there were no overall indicators of impairment; however, the Company performed an impairment analysis for two European sites resulting in no impairment.  At March 31, 2009, the Company performed an impairment analysis for long-lived assets, due to triggering events which included the decline in the Company’s stock price, change in market capitalization relative to net book value, and decrease in financial performance relative to historical operating results.  In evaluating long-lived assets and amortizable intangible assets for impairment, there was no impairment identified by our analysis indicating the carrying amount of an asset was not recoverable in 2009. There were no indicators of potential impairment in 2008.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS:

The functional currency of the Company’s foreign operating companies is the applicable local currency. In consolidation, the foreign subsidiaries’ assets and liabilities are translated into United States dollars using exchange rates in effect at the balance sheet date and their operations are translated using the average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of other comprehensive income (loss). Accumulated other comprehensive income (loss) consists of net income for the period and the cumulative impact of unrealized foreign currency translation adjustments.

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

As detailed in Note 12 to the Consolidated Financial Statements of the Company in this Annual Report on Form 10-K, the Company recorded a valuation allowance of approximately $2,881 at March 31, 2009 for certain deferred tax assets associated with net operating loss carryforwards (“NOLs”), principally at our German subsidiary.  This non-cash charge to income tax expense reduced fiscal year 2009 net income by $2,881, or approximately $0.20 per diluted share.   Accounting guidance for such valuation allowances is strictly based on the evaluation of positive and negative evidence which can be objectively verified as to whether it is more likely than not that the NOLs will be utilized.  If positive evidence does not outweigh negative evidence, the conclusion is that a valuation allowance is required.  At March 31, 2010, our German subsidiary had cumulative losses over the past three years, primarily due to a decrease in profitability as a result of the global recession.  The negative evidence of three years of cumulative losses was considered to outweigh the positive evidence that the net operating losses were not subject to expiration, because the long-term prospects of future profitability were not considered objectively verifiable.  We expect our German subsidiary to return to profitability in a future period and we will continue to assess positive and negative evidence to determine if a valuation allowance is required in future periods.

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

SHARE-BASED PAYMENT:

The Company has four active share-based compensation plans, which are more fully described in Note 14 to the Consolidated Financial Statements of the Company in this Annual Report on Form 10-K. Prior to fiscal 2007, the Company applied the intrinsic value method and related standards for accounting for stock issued to employees, and accordingly, recognized no compensation expense for stock option grants to employees.

The Company began accounting for compensation cost for all share based payments granted subsequent to April 1, 2006 based on the grant date fair value using the Black-Scholes option pricing model, in accordance with share-based payment accounting provisions. Prior periods were not restated to reflect the impact of adopting the new standard.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 2010 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2009

ANALYSIS OF CONSOLIDATED STATEMENT OF OPERATIONS

The following is a discussion and analysis of the Company’s consolidated statement of operations in comparing fiscal 2010 to fiscal 2009.  For further details regarding certain trends and expectations, please refer to the Executive Summary and Trend sections earlier in Item 7, Management Discussion and Analysis of our Form 10-K.

	Years ended March 31,			Percent
	2010	2009	Change	Change
Net sales	$209,610	$203,943	$5,667	2.8
Cost of goods sold	128,241	118,333	9,908	8.4
Gross profit	81,369	85,610	(4,241)	(5.0)
Operating expenses:
Selling, general, and administrative	61,927	63,557	(1,630)	(2.6)
Non-cash equity based compensation	3,218	2,942	276	9.4
Amortization of acquired intangibles and deferred financing costs	6,001	5,609	392	7.0
Total selling, general and administrative expenses	71,146	72,108	(962)	(1.3)
Operating income	10,223	13,502	(3,279)	(24.3)
Interest expense, net	3,899	3,081	818	26.5
Foreign currency exchange loss (gain)	(987)	771	(1,758)	(228.0)
Other expense (income)	93	(253)	346	(136.8)
Income before income taxes	7,218	9,903	(2,685)	(27.1)
Income tax expense from valuation allowance	-	2,881	(2,881)	(100.0)
Income tax expense from continuing operations	733	1,355	(622)	(45.9)
Income tax expense from continuing operations	733	4,236	(3,503)	(82.7)
Income from continuing operations, net of income taxes	6,485	5,667	818	14.4
Less: Net income attributable to noncontrolling interest	427	388	39	10.1
Income from continuing operations attributable to MEAS	$6,058	$5,279	$779	14.8

As part of our discussion and analysis, the following table summarizes certain items in our consolidated statements of income as a percentage of net sales.

	Years ended March 31 ,
	2010	2009	Change
Net sales	100.0%	100.0%	-
Cost of goods sold	61.2%	58.0%	3.2
Gross profit	38.8%	42.0%	(3.2)
Operating expenses:
Selling, general, and administrative	29.5%	31.2%	(1.7)
Non-cash equity based compensation	1.5%	1.4%	0.1
Amortization of acquired intangibles and deferred financing costs	2.9%	2.8%	0.1
Total selling, general and administrative expenses	33.9%	35.4%	(1.5)
Operating income	4.9%	6.6%	(1.7)
Interest expense, net	1.9%	1.5%	0.4
Foreign currency exchange loss (gain)	-0.5%	0.4%	(0.9)
Other expense (income)	0.0%	-0.1%	-
Income before income taxes	3.4%	4.9%	(1.5)
Income tax expense from valuation allowance	0.0%	1.4%	(1.4)
Income tax expense from continuing operations	0.3%	0.7%	(0.4)
Income tax expense from continuing operations	0.3%	2.1%	(1.8)
Income from continuing operations, net of income taxes	3.1%	2.8%	0.3
Less: Net income attributable to noncontrolling interest	0.2%	0.2%	-
Income from continuing operations attributable to MEAS	2.9%	2.6%	0.4

Net Sales: Net sales increased $5,667 or 2.8% to $209,610 from $203,943.  The increase in sales is mainly due to sales from 2009 Acquisitions.  Organic sales, defined as net sales excluding sales attributed to 2009 Acquisitions of $16,079 in fiscal 2010 and $3,215 in fiscal 2009, declined $7,197 or 3.6%.

The global recession in 2008-2009 was one of the worst recessions in decades.  The overall impact of the recession was not evident in the first half of fiscal 2009, but became more apparent in the third quarter of fiscal 2009.  Decreases in fiscal 2009 sales were in all sectors, driven largely by sharp reductions in sales to passenger and non-passenger vehicle customers in U.S., Europe and Asia.  Sales bottomed out in the fourth quarter of fiscal 2009, and began to stabilize during the first quarter of fiscal 2010.  On a trailing quarter-to-quarter basis, sales increased each quarter during fiscal 2010, but overall, quarterly organic sales have not yet reached pre-recession levels.  There is continued economic pressure in many areas of the global economy, and sales for most of our primary product lines declined relative to the prior year.  Sales for our pressure products to automotive market and temperature sales were the two primary product lines to increase as compared to last year, mainly reflecting improvement in market conditions and broader production adoptions.  Current market indicators remain mixed, which leads us to believe global demand will not quickly recover, and it is not yet clear whether the recovery is sustainable.

Gross Margin:  Gross margin (gross profit as a percent of net sales) declined to approximately 38.8% from 42.0%.  The decrease in margin is mainly due to lower organic sales and production volumes and the resulting decrease in leverage and overhead absorption, partially offset by certain cost control measures. As with all manufacturers, our gross margins are sensitive to overall volume of business in that certain costs are fixed.  Since our overall level of organic business declined relative to last year, our gross margins and overall level of profits decreased accordingly.  The decrease in production volumes not only reflects the decrease due to the alignment of production levels to match lower sales volumes, but also the consumption of inventory built-up as part of the China facility move.   The average RMB/U.S. dollar exchange rate for 2010 remained stable as compared to last year.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates, and other factors.

Selling, General and Administrative: Overall, total selling, general and administrative (“total SG&A”) expenses decreased $962 or 1.3% to $71,146, largely due to cost reductions.  Total SG&A expenses as a percent of net sales decreased to 33.9% from 35.4%.  The decrease in SG&A expenses as a percent of net sales is due to various cost control measures to reduce expenses while sales increased due to acquisitions.  Organic SG&A costs, defined as total SG&A costs excluding SG&A costs associated with the 2009 Acquisitions of approximately $4,500 in fiscal 2010 and approximately $1,200 in fiscal 2009, decreased approximately $4,300 to $66,696.  Partially offsetting the reductions in costs, the Company accrued approximately $1,700 for bonuses for fiscal 2010.  In direct response to the global economic recession, management implemented several cost control initiatives, including reductions in headcount.  Additionally, organic SG&A declined because of the decrease in organic sales, since a portion of our total SG&A costs are variable and fluctuate with sales.

Non-cash equity based compensation:  Non-cash equity based compensation increased $276 to $3,218 from $2,942.  The increase in non-cash equity based compensation is mainly due to the higher quantity of options granted and higher valuation of non-cash equity based compensation.  The increase in the valuation of non-cash equity based compensation is primarily the result of the increase in the Company’s stock price,  higher volatility and quantity of options issued with the annual grants in 2010 relative to the annual grant in fiscal 2009. Additionally, this fiscal year the annual stock option grant was in July, as compared to November last year.  Total compensation cost related to share based payments not yet recognized totaled $2,889 at March 31, 2010, which is expected to be recognized over a weighted average period of approximately 1.3 years.

Amortization of acquired intangibles and deferred financing costs:  Amortization of acquired intangible assets and deferred financing costs increased $392 to $6,001 from $5,609.  The increase in amortization expense is due to higher amortization expense associated with the 2009 Acquisitions and the write-off of certain deferred financing costs.  Amortization expense for intangible assets is higher during the first years after an acquisition because, among other things, the order back-log is fully amortized during the initial year.  Additionally, during the three months ended June 30, 2009, the Company expensed approximately $190 in deferred financing costs due to the amendment to the credit facility which resulted in a reduction in the principal amount of availability under the revolving credit facility.  Amortization of acquired intangible assets is expected to decrease in fiscal 2011 as compared to fiscal 2010, assuming no acquisitions.  However, amortization of deferred financing costs is expected to increase with the costs incurred with refinancing of the Company’s primary credit facility and at March 31, 2010, the Company had approximately $704 in deferred financing costs that will be written-off in the first quarter of fiscal 2011 as part of the new credit facility.

Interest expense, net: Interest expense increased $818 to $3,899 from $3,081. The increase in interest expense is primarily because prior year interest expense was lower since the Company capitalized interest costs incurred on a portion of its debt during the construction of the China facility, and no such amounts were capitalized during the current year.   Also contributing to the increase in interest expense was the increase in average interest rates.  Average interest rates increased this year to about 4.8% from 4.3% last year.  Average total outstanding debt was $75,302 in 2010, as compared to an average amount outstanding of $75,040 in 2009.

Foreign Currency Exchange Gain:  The increase in foreign currency exchange gain mainly reflects the increase in the gain associated with the changes in the value of the U.S. dollar relative to the Euro, and the decrease in foreign currency exchange losses associated with the value of the RMB relative to the U.S. dollar.  Over the past few years, the Company has had foreign currency exchange losses due to the appreciation of the RMB relative to the U.S. dollar, but during 2010, the value of the RMB relative to the U.S. dollar remained relatively stable as compared to 2009, and as such, there was a significant decrease in the related foreign currency exchange loss.  The higher foreign currency exchange gain is the result of the depreciation of the value of the U.S. dollar relative to the Euro during the first part of fiscal 2010.  The Company continues to be impacted by volatility in foreign currency exchange rates, including the impact of the fluctuation of the U.S. dollar relative to the RMB, Euro and Swiss franc.

Other expense (income): Other expense (income) consists of various non-operating items.  Other expense (income) fluctuated to an expense of $93 from income of $253 mainly due to the income recognized for the $500 of Chinese incentives for foreign investments provided to the Company last year, which was partially offset by other non-operating expense items.  There were no Chinese incentives in 2010.

Income Taxes: Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in the Company’s financial statements. The Company records the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.

The Company’s effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities, the results of audits and examinations of previously filed tax returns, the implementation of tax planning strategies and changes in tax laws. The Company’s effective tax rate for 2010 differs from the United States federal statutory rate of 35% primarily as a result of lower effective tax rates on certain earnings from operations outside of the United States. No provisions for United States income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States. The amount of United States income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ should it decide to repatriate these earnings.

The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. The Company is currently being audited by the U.S. Internal Revenue Service for fiscal years 2007 and 2008.  If these audits result in assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for contingent tax liabilities. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary.

Income tax expense decreased $3,503 to $733 from $4,236 last year.  The fluctuation of income tax expense is mainly due to the $2,881 of income tax expense recorded in 2009 to establish the valuation allowance principally for certain deferred tax assets associated with the Company’s German subsidiary, as well as due to the overall decrease in profit before taxes during 2010.

The overall effective tax rate (“ETR”) (income tax expense divided by income from continuing operations before income taxes) was approximately 10% for the year ended March 31, 2010, as compared to 43% for the year ended March 31, 2009.  The decrease in the ETR was due to, among other things, the income tax expense recorded in 2009 for the valuation allowance principally for certain deferred tax assets associated with the Company’s German subsidiary, changing economic conditions and the shifting of expected profits and losses before taxes between tax jurisdictions with differing tax rates, as well as the impact of a number of other discrete tax adjustments.

In the second quarter of fiscal 2010, the Company received notification of approval from the local Chinese tax authority for certain research and development (“R&D”) deductions.  The income tax benefit of approximately $266 associated with this R&D deduction is reflected as a favorable discrete tax adjustment during the quarter ended September 30, 2009.

During the second quarter of fiscal 2010, the Company received approval from the Swiss tax authority for a five year tax holiday effective in fiscal 2010.  The Company’s tax rate in Switzerland was reduced to approximately 12.5% from 22%.  In accordance with accounting principles for income taxes, the Company revalued the Company’s Swiss net deferred tax liabilities at the lower tax rate, resulting in a discrete non-cash income tax credit of $651 recorded during the quarter ended September 30, 2009.

During the fourth quarter of fiscal 2010, the Company’s subsidiary in China received approval from the Chinese tax authorities for High Tech New Enterprise (“HTNE”) status.  The new HTNE status for the Company will provide a reduced tax rate of 15% in China through December 31, 2011. To qualify for this reduced rate the Company must continue to meet various criteria in regard to its operations related to sales, research and development activity, and intellectual property rights. Accordingly, the Company recorded approximately $136 non-cash income tax expense related to the revaluation of the net deferred tax assets in China resulting from the decrease in income tax rates.

The Company generally considers undistributed earnings of its foreign subsidiaries to be indefinitely reinvested outside of the U.S. and, accordingly, no U.S. deferred taxes had been recorded with respect to such earnings. However, the Company elected to distribute $7,500 of undistributed earnings from its Irish subsidiary, MEAS Ireland, and recorded a deferred tax liability and corresponding discrete income tax expense of $1,100 during the quarter ended September 30, 2009.

FISCAL YEAR ENDED MARCH 31, 2009 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2008 (in thousands, except percentages)

ANALYSIS OF CONSOLIDATED STATEMENT OF OPERATIONS

The following is a discussion and analysis of the Company’s consolidated statement of operations in comparing fiscal 2009 to fiscal 2008.

	Years Ended March 31,			Percent
	2009	2008	Change	Change
Net sales	$203,943	$228,383	$(24,440)	(10.7)
Cost of goods sold	118,333	133,022	(14,689)	(11.0)
Gross profit	85,610	95,361	(9,751)	(10.2)
Operating expenses:
Selling, general, and administrative	63,557	60,473	3,084	5.1
Non-cash equity based compensation	2,942	3,397	(455)	(13.4)
Amortization of acquired intangibles	5,609	3,610	1,999	55.4
Total selling, general and administrative expenses	72,108	67,480	4,628	6.9
Operating income	13,502	27,881	(14,379)	(51.6)
Interest expense, net	3,081	4,536	(1,455)	(32.1)
Foreign currency exchange loss	771	618	153	24.8
Other income	(253)	(80)	(173)	216.3
Income before income taxes	9,903	22,807	(12,904)	(56.6)
Income tax expense due to tax law changes	-	900	(900)	(100.0)
Income tax expense due to valuation allowance	2,881	74	2,807	3,793.2
Income tax expense from continuing operations	1,355	5,027	(3,672)	(73.0)
Income tax expense from continuing operations	4,236	6,001	(1,765)	(29.4)
Income from continuing operations, net of income taxes	5,667	16,806	(11,139)	(66.3)
Less: Minority interest, net of income taxes	388	364	24	6.6
Income from continuing operations attributable to MEAS	$5,279	$16,442	$(11,163)	(67.9)

As part of our discussion and analysis, the following table summarizes certain items in our consolidated statements of income as a percentage of net sales.
	Years ended March 31 ,
	2009	2008	Change
Net sales	100.0%	100.0%	-
Cost of goods sold	58.0%	58.2%	(0.2)
Gross profit	42.0%	41.8%	0.2
Operating expenses:
Selling, general, and administrative	31.2%	26.5%	4.7
Non-cash equity based compensation	1.4%	1.5%	(0.1)
Amortization of acquired intangibles	2.8%	1.6%	1.2
Total selling, general and administrative expenses	35.4%	29.5%	5.9
Operating income	6.6%	12.2%	(5.6)
Interest expense, net	1.5%	2.0%	(0.5)
Foreign currency exchange loss	0.4%	0.3%	0.1
Other income	(0.1)	0.0%	(0.1)
Income before income taxes	4.9%	10.0%	(5.1)
Income tax expense due to tax law changes	0.0%	0.4%	(0.4)
Income tax expense due to valuation allowance	1.4%	0.0%	1.4
Income tax expense from continuing operations	0.7%	2.2%	(1.5)
Income tax expense from continuing operations	2.1%	2.6%	(0.5)
Income from continuing operations, net of income taxes	2.8%	7.4%	(4.6)
Less: Minority interest, net of income taxes	0.2%	0.2%	-
Income from continuing operations attributable to MEAS	2.6%	7.2%	(4.6)

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

The recession was one of the worst recessions in decades, and there was downward economic pressure in most areas of the economy.  As such, sales for the year were down significantly, led by sharp reductions in sales to passenger and non-passenger vehicle customers in U.S., Europe and Asia.  The most notable decline was with the automotive market.  While we believed sales were unusually hard hit as a result of customers reducing inventory levels to match lower anticipated demand for their products, it was not clear how much improvement we would see in future quarters or whether sales will continue to decline.  Accordingly, we had taken decisive action, including aligning our labor workforce with the latest projected sale volumes.  We lowered costs through significant reductions in headcount, cut management salaries and eliminated the Company’s management bonus program and 401(k) match, and we had curtailed capital expenditures and implemented other cost control measures.  Additionally, the Company modified the three business group structure, in order to, among other things, better focus on cross-selling of the differing sensor products and to address business conditions and certain changes within the management group, which resulted in one operating segment.

Gross Margin:  Gross margin (gross profit as a percentage of net sales) increased slightly to approximately 42.0% from 41.8%. The improvement in gross margin was due to several factors, including product sales mix and various cost control measures, partially offset by the strengthening of the Chinese RMB, as well as the adverse impact on gross margins as a result of decrease in volumes.  The more favorable product sales mix was largely associated with decreased proportion of sales of lower gross margin products. This included sales to the automotive sector, which carries a lower gross margin than our average.   Additionally, our gross margins were adversely impacted by the lower levels of production and absorption of costs during the fourth quarter due to the consumption of inventory as part of the China facility move and to better align inventory levels with lower sales levels.  During the first half of fiscal 2009, there had also been an adverse impact on margins due to increases in certain costs reflecting the pervasive impact on costs associated with higher prices for certain commodities.  The average Chinese RMB exchange rate relative to the U.S. dollar appreciated approximately 7.7% as compared to last year. This translated to approximately $1,409 in annualized margin erosion.  Finally, as with all manufacturers, our gross margins are sensitive to the overall volume of business in that certain costs are fixed.  Since our overall level of business declined in 2009, our gross margins and overall level of profits decreased accordingly.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates, and other factors.

Selling, General and Administrative: Overall, total selling, general and administrative expenses (“Total SG&A”) increased $4,628 or 6.9% to $72,108, due to costs associated with the 2008 and 2009 Acquisitions. As a percent of net sales, Total SG&A expenses increased to 35.4% from 29.5%. The increase in Total SG&A expenses as a percent of net sales was due to the decrease in net sales, which is the resulting impact of the global economic situation.  Approximately $5,816 of the increase in Total SG&A was directly associated with the 2009 Acquisitions and the first nine months of fiscal 2009 for 2008 Acquisitions, and include higher salaries, amortization, facility expenses, professional fees, and acquisition related integration costs.  There was also an increase of $494 in bad debt expense, reflecting the impact of the global economic recession.

Partially offsetting the increases in total SG&A discussed above are the impact of the various cost control measures implemented during fiscal 2009, including reductions in headcount and management salaries, as well as the suspension of bonuses and 401(k) match.

Stock Option Expense:  Stock option expense decreased $455 to $2,942 from $3,397.  The decrease in stock option expense was mainly due to the lower valuation of non-cash equity resulting primarily from the decrease in the Company’s stock price, partially offset by higher volatility and quantity of options issued with the annual grant in fiscal 2009 relative to the annual grant in fiscal 2008.  Total compensation cost related to share based payments not yet recognized totaled $3,885 at March 31, 2009, which was expected to be recognized over a weighted average period of approximately 1.8 years.

Amortization of Acquired Intangibles:  Amortization of acquired intangible assets increased $1,999 to $5,609, which was mainly due to higher amortization expense associated with the 2008 Acquisitions. Amortization expense for intangible assets is higher during the first year after an acquisition because, among other things, the order back-log is fully amortized during the initial year.  The increase in amortization expense associated with the two 2009 Acquisitions consummated during the quarter ended March 31, 2009 was not as significant due to the close proximity of the transactions to our fiscal year end, but the impact on amortization expense related to these acquisitions was expected to be more significant next year.

Interest Expense, net: Interest expense decreased $1,455 to $3,081 for the year ended March 31, 2009 from $4,536 for the year ended March 31, 2008. The decrease in interest expense was primarily attributable to the decrease in average interest rates from 7.4% last year to approximately 4.32% this year, partially offset by an increase in the average total outstanding debt from an average amount outstanding of $64,186 in 2008 to $75,040 in 2009. Interest expense was expected to increase during next fiscal year due to higher interest rates.

Foreign Currency Exchange Gain or Loss:  The increase in foreign currency exchange loss mainly reflected the continued appreciation of the RMB relative to the U.S. dollar, as well as the overall decrease in the U.S. dollar relative to the Euro as compared to last year.  The Company continued to be impacted by volatility in foreign currency exchange rates, especially with the continued impact of the appreciation of the RMB relative to the U.S. dollar, even though the appreciation of the RMB was less in 2009 as compared to 2008, as well as the impact of the fluctuation of the U.S. dollar relative to the Euro and Swiss franc.  The Company monitors such exposures and attempts to mitigate such exposures through various hedging strategies, but not all exposures are hedged.

Other expense and income: Other expense and income consist of various non-operating items, including sales of tooling and other miscellaneous income and expense items.  The increase from income of $80 last year to income of $253 mainly reflects approximately $500 of Chinese incentives for foreign investments provided to the Company, partially offset by miscellaneous expense items.

Income Taxes: Total income tax expense during fiscal 2009 decreased $1,765 to $4,236 as compared to $6,001 for fiscal 2008.  The decrease in income tax expense was principally due to lower taxable income in 2009, lower proportion of taxable income in higher tax rate jurisdictions, and favorable R&D tax credits in France, which were offset by a $2,881 income tax expense for the valuation allowances recorded at March 31, 2009 relating to deferred tax assets principally at our Germany subsidiary.  The Company’s income tax rate (income tax expense from continuing operations) increased to approximately 43% from approximately 26% the prior year. The increase in the income tax rate was mainly due to the valuation allowance recorded relating to the German subsidiary.  This was partly offset by a higher proportion of income being generated in those tax jurisdictions with lower tax rates and additional R&D tax benefits in France.

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

The China tax authorities announced an increase in the income tax rate to 18% on December 27, 2007, effective on January 1, 2008. Also effective January 1, 2008 was a 5% withholding tax on the distribution of earnings. The Company submitted an application for high tech status last year, and it was not granted.  The Company intended to continue to pursue qualification as a high technology enterprise with the Chinese authority, and if the Company is able to be awarded such qualification, the effective income tax rate will be reduced to 15% plus the 5% withholding tax. The current guidance on the China tax law, without award of high tech status, was a graduated statutory rate from 18% in calendar 2008 to 25% in calendar year 2012.  The applicable statutory rate effective January 1, 2009 was 20% and increased January 1, 2010 to 22%.

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

Discontinued Operations. Discontinued operations primarily consist of the remaining activity associated with the note receivable received by the Company in connection with the sale of the Consumer segment. For the year ended March 31, 2009 and 2008, imputed interest income related to the promissory note receivable totaled $20 and $112, respectively, which is included in interest expense, net from continuing operations. The activity in 2010 reflects the final settlement and collection of the note receivable.  The uncollected portion of the note receivable was written off as an expense from discontinued operations.  Cash flows from discontinued operations are reported separately in the statement of cash flows, and the absence of cash flows from discontinued operations is not expected to have a material adverse affect on the future liquidity and capital resources of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $24,293 at March 31, 2010, an increase of $810 as compared to March 31, 2009, reflecting, among other factors, the Company’s ability to generate positive operating cash flows, which was offset by approximately $27,456 in payments to reduce debt and $5,217 of cash used for purchases of property and equipment.

The following schedule compares the primary categories of the consolidated statement of cash flows for the years ended March 31, 2010 and 2009:

	Years ended March 31,
	2010	2009	Change

Net cash provided by operating activities from continuing operations	$29,782	$22,032	$7,750

Net cash used in investing activities from continuing operations	(5,250)	(26,609)	21,359

Net cash provided by (used in) financing activities from continuing operations	(23,931)	7,513	(31,444)

Net cash provided by discontinued operations	141	540	(399)

Effect of exchange rate changes on cash	68	(1,558)	1,626

Net change in cash and cash equivalents from continuing operations	$810	$1,918	$(1,108)

A key source of the Company’s liquidity is our ability to generate operating cash flows.  In spite of the global economic recession, the Company was able to generate positive operating cash flows, as a result of implementing initiatives to improve operating cash flows through working capital management and various cost control measures.  Cash flows from operating working capital (changes in trade accounts receivables, inventory, and accounts payable) increased to $3,374 for the current year from $220 last year, with the single largest driver of current year operating cash flows from  inventory consumption.  Inventory balances decreased $4,307 as compared to last year because of the utilization of inventory built-up for the planned China facility move, as well as the reduction of inventory due to the decrease in projected sales.  The change in accounts receivable was an increase during the current year reflecting the increase in sales during the fourth quarter, as compared to a decrease in accounts receivable last year due the overall decline in sales due to the recession.  The increase in accounts payable corresponds to higher sales during the fourth quarter and the increase in accrued expenses reflects, among other things, higher accrued compensation related to the year end bonus and accrued interest.  The fluctuation in the income taxes payable and income tax receivable reflects, among other things, the collection of certain research tax credits and the swing from income tax expense to income tax benefit in certain tax jurisdictions as a consequence of the change from a profit before taxes to a loss before taxes during the current year.

Historically, funding for acquisitions constitutes one of the more significant, if not the most significant use of the Company’s cash.  Net cash used in investing activities was $5,250 as compared to $26,609 last year. The prior year investing activities were higher because of higher capital spending due to the construction of the new China facility and the acquisitions of FGP and Atexis.   There were no acquisitions during 2010, and the lower level of capital spending during the current year mainly reflects the non-recurring nature of the China facility, as well as various cost control measures in direct response to the recession.

The Company’s most significant use of cash during 2010 was the repayment of debt.  Net cash used in financing activities totaled $23,931 for the year ended March 31, 2010, as compared to $7,513 provided by financing activities last year.  The Company’s credit facilities are mainly utilized to fund acquisitions.  The increase in debt payments reflects the Company’s efforts to reduce debt levels.  There was a decrease in borrowings as compared to last year since there were no acquisitions in 2010.

The effect of exchange rate changes on cash is the translation decrease or increase in cash due to the fluctuation of foreign currency exchange rates.  For example, €1,000 is translated to $1,320 based on weighted average exchange rates during fiscal 2009, but the same €1,000 is translated to $1,345 using weighted average exchange rates during fiscal 2010.  The decrease in the current year impact of exchange rate changes relative to last year is primarily due to the relative stability of the U.S. dollar relative to the Euro and RMB when comparing exchange rates from one fiscal year end to the next.

The following schedule compares the primary categories of the consolidated statement of cash flows for the years ended March 31, 2009 and 2008:

	Years ended March 31,
	2009	2008	Change

Net cash provided by operating activities from continuing operations	$22,032	33,235	$(11,203)

Net cash used in investing activities from continuing operations	(26,609)	(36,164)	9,555

Net cash provided by financing activities from continuing operations	7,513	12,688	(5,175)

Net cash provided by discontinued operations	540	2,507	(1,967)

Effect of exchange rate changes on cash	(1,558)	1,590	(3,148)

Net change in cash and cash equivalents from continuing operations	$1,918	$13,856	$(11,938)

The underlying reason for the decrease in overall operating cash flows is the economic recession, which reduced profitability and cash flows from operating working capital (trade accounts receivables, inventory, less accounts payable).   Net income declined $11,163 and the fluctuation in cash flows provided by operating working capital went from a source of operating cash flows of $6,455 in 2008 to a source of operating cash flow of $220 during 2009.   In spite of implementing various strategies to improve our cash position and working capital management, the Company was not able to offset the impact of the recession.  The Company closely monitors trade receivables and collections.  Inventory balances increased as compared to 2008 mainly because of the build up in inventory for the planned China facility move.  We expected to reduce inventory levels during the next quarters with the completion of the move to our new China facility and to better align inventory levels with current levels of sales.  Other items impacting operating cash flows include the fluctuation of income tax payable from a $2,148 use of cash in 2008 to a $1,546 source of cash in 2009, and the $3,305 increase in depreciation and amortization expense associated with the 2008 Acquisitions and the 2009 Acquisitions.  In 2008, deferred taxes mainly reflect the discrete adjustment recorded due to the change in German income tax rates, and 2009 deferred taxes mainly represent the valuation allowance recorded for the deferred tax assets of our subsidiary in Germany, both of which are non-cash transactions.  The 2008 operating cash flows also included the $1,275 payment for the settlement of certain litigation.

Net cash used in investing activities was $26,609 as compared to $36,164 in 2008. Overall capital spending levels of $14,001 reflect the increase associated with the new China facility, as well as various capital projects for production equipment.  The 2008 investing activity included the acquisitions of Intersema and Visyx for $23,386, and the cash flows associated with the acquisitions of Atexis and FGP in the current year combined were approximately $12,667.

Net cash provided by financing activities totaled $7,513 for the year ended March 31, 2009, a decrease of $5,175 as compared to the $12,688 provided by financing activities in 2008.  Borrowings under the credit facility are generally for acquisitions, and 2008 acquisitions had a larger purchase price as compared to 2009 acquisitions.  Additionally, the offsetting payments for repayments of debt were lower this year as compared to last year because the Company retained cash to fund operations in light of the economic downturn and since interest rates were relatively low.   Proceeds from exercise of options were lower in 2009 because fewer options were exercised due to the decrease in the Company’s stock price.

Long-Term Debt:

Refinancing:  The Company entered into a new Credit Agreement (the "Senior Secured Credit Facility") dated June 1, 2010 among JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the "Senior Secured Facility Agents"), Bank America, N.A., as syndication agent, and certain other parties thereto (the "Credit Agreement") to refinance the Amended and Restated Credit Agreement effective as of April 1, 2006 among the Company, General Electric Capital Corporation, as agent and a lender, and certain other parties thereto and to provide for the working capital needs of the Company including to effect permitted acquisitions.  The Senior Secured Facility consists of a $110,000 revolving credit facility (the "Revolving Credit Facility") with a $50,000 accordion feature enabling expansion of the Revolving Credit Facility to $160,000.  The Revolving Credit Facility has a variable interest rate based on either the London Inter-bank Offered Rate ("LIBOR") or the ABR Rate (prime based rate) with applicable margins ranging from 2.00% to 3.25% for LIBOR based loans or 1.00% to 2.25% for ABR Rate loans.  The applicable margins may be adjusted quarterly based on a change in the leverage ratio of the Company.  The Senior Secured Credit Facility also includes the ability to borrow in currencies other than U.S. dollars, such as the Euro and Swiss Franc, up to $66,000.   Commitment fees on the unused balance of the Revolving Credit Facility range from 0.375% to 0.50% per annum of the average amount of unused balances.  The Revolving Credit Facility will expire on June 1, 2014 and all balances outstanding under the Revolving Credit Facility will be due on such date.  The Company has provided a security interest in substantially all of the Company's U.S. based assets as collateral for the Senior Secured Facility and private placement of credit facilities entered into by the Company from time to time not to exceed $50,000, including the Prudential Shelf Facility (as defined below).  The Senior Secured Credit Facility includes an inter-creditor arrangement with Prudential (as defined below) and is on a pari pasu (equal force) basis with the Prudential Shelf Facility.

The Senior Secured Facility includes specific financial covenants for maximum leverage ratio and minimum fixed charge coverage ratio, as well as customary representations, warranties, covenants and events of default for a transaction of this type.  Consolidated EBITDA for debt covenant purposes is the Company's consolidated net income determined in accordance with GAAP minus the sum of income tax credits, interest income, gain from extraordinary items for such period, any non-cash gains, and gains due to fluctuations in currency exchange rates, plus the sum of  any provision for income taxes, interest expense, loss from extraordinary items, any aggregate net loss during such period arising from the disposition of capital assets, the amount of non-cash charges for such period, amortized debt discount for such period, losses due to fluctuations in currency exchange rates and the amount of any deduction to consolidated net income as the result of any grant to any members of the management of the Company of any equity interests.  The Company's leverage ratio consists of total debt less unrestricted cash maintained in U.S. bank accounts which are subject to control agreements in favor of JPMorgan Chase Bank, N.A., as Collateral Agent, to Consolidated EBITDA.  Adjusted fixed charge coverage ratio is Consolidated EBITDA less capital expenditures divided by fixed charges.  Fixed charges are the last twelve months of scheduled principal payments, taxes paid in cash and consolidated interest expense.  All of the aforementioned financial covenants are subject to various adjustments, many of which are detailed in the Credit Agreement.

On June 1, 2010, the Company entered into a Master Shelf Agreement (the "Prudential Shelf Facility") with Prudential Investment Management, Inc. ("Prudential") whereby Prudential agreed to purchase up to $50,000 of senior secured notes (the "Senior Secured Notes") issued by the Company.  Prudential purchased two Senior Secured Notes each for $10,000 and the remaining $30,000 of such Senior Secured Notes may be purchased at the discretion of Prudential or one or more of its affiliates upon the request of the Company.  The Prudential Shelf Facility has a fixed interest rate of 5.70% and 6.15% for each of the two $10,000 Senior Secured Notes issued by the Company and the Senior Secured Notes issued there under are due on June 1, 2015 and 2017, respectively.   The Prudential Shelf Facility includes specific financial covenants for maximum total leverage ratio and minimum fixed charge coverage ratio consistent with the Senior Secured Credit Facility, as well as customary representations, warranties, covenants and events of default.  The Prudential Shelf Facility includes an inter-creditor arrangement with the Senior Secured Facility Agents and is on a pari pasu (equal force) basis with the Senior Secured Facility.

Long-Term Debt: To support the financing of acquisitions, effective April 1, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended and Restated Credit Facility”) with GE as agent which, among other things, increased the Company’s existing credit facility from $35,000 to $75,000, consisting of a $55,000 revolving credit facility and a $20,000 term loan, and lowered the applicable London Inter-bank Offered Rate (“LIBOR”) or Index Margin from 4.50% and 2.75%, respectively, to LIBOR and Index Margins of 2.75% and 1.0%, respectively. To support the financing of the acquisition of Intersema (See Note 6), the Company entered into an Amended Credit Agreement (“Amended Credit Facility”) with four banks, with GE as agent, effective December 10, 2007 which, among other things, increased the Company’s existing revolving credit facility from $55,000 to $121,000 and lowered the applicable LIBOR or Index Margin from 2.75% and 1.0%, respectively, to LIBOR and Index Margins of 2.00% and 0.25%, respectively. Interest accrued on the principal amount of the borrowings at a rate based on either LIBOR plus a LIBOR margin, or at the election of the borrower, at an Index Rate (prime based rate) plus an Index Margin. The applicable margins could be adjusted quarterly based on a change in specified financial ratios. Borrowings under the line were subject to certain financial covenants and restrictions on indebtedness, dividend payments, repurchase of Company common stock, financial guarantees, annual capital expenditures, and other related items. The borrowing availability of the revolving credit facility was not based on any borrowing base requirements, but borrowings were limited by certain financial covenants.  The term loan portion of our credit facility was not changed with the Amended Credit Facility. The term loan was payable in $500 quarterly installments plus interest through March 1, 2011, with a final term payment and the revolver payable on April 3, 2011. The Company had provided a security interest in substantially all of the Company’s U.S. based assets as collateral for the Amended Credit Facility.

On April 27, 2009, the Company entered into an amendment (the “Amendment”) to the Amended Credit Facility whereby the Company proactively negotiated a reduction of our debt covenant requirements, as a result of the decline in our sales and profitability resulting from the impact of the global recession.  The Amendment provided the Company with additional flexibility under its Covenant EBITDA, total leverage ratio covenant, fixed charge ratio covenant and maximum capital expenditure covenant included in its senior credit facility. Under the terms of the Amendment, the principal amount available under the Company’s revolver was reduced from $121,000 to $90,000. The Amendment increased the interest rate by between 1.50% and 2.25%, increased the Index Margin and LIBOR Margin (which vary based on the Company’s debt to Covenant EBITDA leverage ratio), and also increased the commitment fee on the unused balance to 0.5% per annum.  As part of the Amendment, the Company paid $832 in amendment fees, which were capitalized as deferred financing costs.  Pursuant to the Amendment, the Company was prohibited from consummating any business acquisitions without lender approval during the covenant relief period, which ends March 31, 2010.  The Company was in compliance with applicable financial covenants at March 31, 2010.

Adjusted Covenant EBITDA was the Company’s earnings before interest, income taxes, stock options, depreciation and amortization for last twelve months, in addition to the last twelve months of Adjusted EBITDA for acquisitions.  Adjusted fixed charge coverage ratio was Adjusted Covenant EBITDA less adjusted capital expenditures divided by fixed charges.  Fixed charges were the last twelve months of interest, taxes paid, and the last twelve months of payments of long-term debt, notes payable and capital leases.  Adjusted capital expenditures represent purchases of plant, property and equipment during the last twelve months.  Total leverage ratio was total debt less cash maintained in U.S. bank accounts which are subject to blocked account agreements with lenders divided by the last twelve months of Adjusted Covenant EBITDA.  All of the aforementioned financial covenants were subject to various adjustments, many of which were detailed in the amended credit agreement and subsequent amendments to the credit agreement previously filed with the Securities Exchange Commission, as well as other adjustments approved by the lender.  These adjustments included such items as excluding capital expenditures associated with the new China facility from capital expenditures, and adjustments to Adjusted Covenant EBITDA for certain items such as litigation settlement costs, severance costs and other items considered non-recurring in nature.

As of March 31, 2010, the Company utilized the LIBOR based rate for the term loan and for $52,000 of the revolving credit facility under the Amended Credit Facility. The weighted average interest rate applicable to borrowings under the revolving credit facility was approximately 4.3% at March 31, 2010. As of March 31, 2010, the outstanding borrowings on the revolving credit facility, which is classified as long-term debt, were $53,547, and the Company had an additional $36,453 available under the revolving credit facility. The Company’s borrowing capacity was limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity was subject to change.  At March 31, 2010, the Company could have borrowed an additional $27,500.

China Credit Facility:  On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co. Ltd (“CMB”).   The China Credit facility permits MEAS China to borrow up to RMB 68 million (approximately $10 million).   Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal.  MEAS China has pledged its Shenzhen facility to CMB as collateral.  The interest rate will be based on the LIBOR plus a LIBOR spread, depending on the term of the loan when drawn.  The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China.  At March 31, 2010, there was $5,000 outstanding borrowings against the China Credit Facility classified as short-term debt and MEAS China could borrow approximately $5,000.

Promissory Notes:  In connection with the acquisition of Intersema, the Company issued Swiss franc denominated unsecured promissory notes (“Intersema Notes”) totaling 10,000 Swiss francs.   At March 31, 2010, the unpaid balance of the Intersema Notes totaled $4,698, of which $2,349 is classified as current. The Intersema Notes are payable in four equal annual installments on January 15 and bear an interest rate of 4.5% per year.

Acquisition Earn-Outs and Contingent Payments:  In connection with the Visyx acquisition, the Company has a contingent payment obligation of approximately $2,000 based on the commercialization of certain sensors, and a sales performance based earn-out totaling $9,000. In connection with the Atexis acquisition, the selling shareholders have the potential to receive up to an additional €2,000 tied to sales growth thresholds through calendar 2010.  Contingent earn-out obligations for Intersema and FGP acquisitions based on calendar 2009 sales objectives were not met.  No amounts related to the above acquisition earn-outs were accrued at March 31, 2010, since the contingencies were not yet determinable or not yet achieved.

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

At March 31, 2010, we had approximately $24,293 of available cash and approximately $27,500 of borrowing capacity, after considering the limitations set on the Company’s total leverage under the revolving credit facility.  This cash balance includes cash of $8,113 in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations.  The Company’s cash balances are generated and held in numerous locations throughout the world, including substantial amounts held outside the United States. The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed. Wherever possible, cash management is centralized and intra-company financing is used to provide working capital to the Company’s operations. Cash balances held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted or prohibited by local laws. Where local restrictions prevent an efficient intra-company transfer of funds, the Company’s intent is that cash balances would remain in the foreign country and it would meet United States liquidity needs through ongoing cash flows, external borrowings, or both.

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

INFLATION:  We compete on the basis of product design, features, and value. Accordingly, our prices generally have kept pace with inflation, notwithstanding that inflation in the countries where our subsidiaries are located has been consistently higher than inflation in the United States. Increases in labor costs have not had a significant impact on our business because most of our employees are in China, where prevailing labor costs are low. However, we have experienced increases in materials costs, especially during the end of fiscal 2008 and during the first part of fiscal 2009, and as a result, we suffered a decline in margin during those periods.  During the second half of fiscal 2009 and all of fiscal 2010, material costs stabilized as a result of the global economic recession.

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

AGGREGATE CONTRACTUAL OBLIGATIONS:  As of March 31, 2010, the Company’s contractual obligations, including payments due by period, are as follows:

Contractual Obligations:	Payment due by period
	Total	1 year	2-3 years	4-5 years	> 5 years
Long-term debt obligations	$72,028	$9,644	$62,203	$181	$-
Interest obligation on long-term debt	5,810	3,104	2,699	7	-
Capital lease obligations	256	193	63	-	-
Operating lease obligations	23,692	3,592	6,437	5,706	7,957
Purchase obligations	5,228	5,190	38	-	-
Other long-term obligations*	2,047	1,943	104	-	-
Total	$109,061	$23,666	$71,544	$5,894	$7,957

* Other long-term obligations on the Company’s balance sheet under GAAP primarily consist of obligations under warranty polices, foreign currency contracts and tax liabilities, but exclude earn-out contingencies associated with acquisitions since the satisfaction of the contingencies is not determinable or achieved at March 31, 2010. The timing of cash flows associated with these obligations is based upon management’s estimate over the terms of these arrangements and are largely based on historical experience.

The above contractual obligation table excludes certain contractual obligations, such as earn-outs related to acquisitions or possible severance payments to certain executives, since these contractual commitments are not accrued as liabilities at March 31, 2010.  These contractual obligations are accrued as liabilities when the respective contingencies are determinable or achieved.

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

Interest Rate Risk:  Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility and term loan accrue at a rate based on either a LIBOR rate plus a LIBOR margin or at an Indexed (prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at our election. Our results will be adversely affected by any increase in interest rates. For example, based on the $66,547 of total debt outstanding under these facilities at March 31, 2010, an annual interest rate increase of 100 basis points would increase interest expense and decrease our pre-tax profitability by $665. We do not currently hedge this interest rate exposure.

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

Credit Risk:  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and temporary investments, foreign currency forward contracts and trade accounts receivable. The Company is exposed to credit losses in the event of nonperformance by counter parties to its financial instruments. The Company places cash and temporary investments with various high-quality financial institutions throughout the world. Although the Company does not obtain collateral or other security to secure these obligations, it does periodically monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. In addition, concentrations of credit risk arising from trade accounts receivable are limited due to the diversity of the Company’s customers. The Company performs ongoing credit evaluations of its customers’ financial conditions and the Company does not obtain collateral, insurance or other security.  Notwithstanding these efforts, the current distress in the global economy may increase the difficulty in collecting accounts receivable.

Foreign Currency Exchange Rate Risk:  Foreign currency exchange rate risk arises from the Company’s investments in subsidiaries owned and operated in foreign countries, as well as from transactions with customers in countries outside the United States. The effect of a change in currency exchange rates on the Company’s net investment in international subsidiaries is reflected in the “accumulated other comprehensive income” component of stockholders’ equity. A 10% appreciation in major currencies relative to the U.S. dollar at March 31, 2010 would result in a reduction of stockholders’ equity of approximately $10,576 .

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

The RMB did not appreciate during fiscal 2010, but appreciated by 2.5% and 9.0% during 2009 and 2008, respectively. The Chinese government no longer pegs the RMB to the US dollar, but established a currency policy letting the RMB trade in a narrow band against a basket of currencies. The Company has more expenses in RMB than sales (i.e., short RMB position), and as such, when the U.S. dollar weakens relative to the RMB, our operating profits decrease. Based on our net exposure of RMB to U.S. dollars for the fiscal year ended March 31, 2010 and forecast information for fiscal 2011, we estimate a negative operating income impact of approximately $174 for every 1% appreciation in RMB against the U.S. dollar (assuming no price increases passed to customers, and no associated cost increases or currency hedging). We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

Fluctuations in the value of the Hong Kong dollar have not been significant since October 17, 1983, when the Hong Kong government tied the value of the Hong Kong dollar to that of the U.S. dollar. However, there can be no assurance that the value of the Hong Kong dollar will continue to be tied to that of the U.S. dollar.

The Company’s French, Irish and Germany subsidiaries have more sales in Euros than expenses in Euros and the Company’s Swiss subsidiary has more expenses in Swiss francs than sales in Swiss francs.  As such, if the U.S. dollar weakens relative to the Euro and Swiss franc, our operating profits increase in France, Ireland and Germany but decline in Switzerland. Based on the net exposures of Euros and Swiss francs to the U.S. dollars for the fiscal year ended March 31, 2010, we estimate a positive operating income impact of approximately $12 and a negative income impact of less than $30 for every 1% appreciation in the Euro and Swiss franc, respectively, relative to the U.S. dollar (assuming no price increases passed to customers, and associated cost increases or currency hedging).

The Company has entered into a number of foreign currency exchange contracts in Europe in an attempt to hedge the Company’s exposure to the Euro. The Euro/U.S. dollar currency contracts have gross notional amounts totaling $1,605 with exercise dates through June 2010 at an average exchange rate of $1.32 (Euro to U.S. dollar conversion rate).  With these Euro/U.S. dollar contracts, for every 1% depreciation of the Euro, the Company would be exposed to an additional fx losses of approximately $16.  Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in the results of operations, not in other comprehensive income.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer with the participation of management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting excluded the evaluation of internal controls for the Company’s joint venture in Japan, Nikkiso-THERM (“NT”). The Company does not have the ability to dictate or modify the controls of NT, and the Company does not have the ability, in practice, to assess those controls. At March 31, 2010, NT represented $5,108 and $4,582  in total assets and net sales, respectively.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2010.

KPMG LLP, an independent registered public accounting firm, has audited the Company’s internal controls over financial reporting as of March 31, 2010, as stated in their report which appears below and under Item 15 of this Annual Report on Form 10-K.

(c) ATTESTATION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

We have audited Measurement Specialties, Inc.’s (the Company) internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) . Measurement Specialties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Measurement Specialties, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting excluded the evaluation of internal controls for the Company’s joint venture in Japan, Nikkiso-THERM (NT).  NT is an entity consolidated pursuant to FIN 46R. The Company does not have the ability to dictate or modify the controls of NT, and the Company does not have the ability, in practice, to assess those controls. At March 31, 2010, NT represented $5,108 in total assets and $4,582 in net sales.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Measurement Specialties, Inc. and subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2010, and our report dated June 9, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Norfolk, Virginia
June 9, 2010

(d) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Apart from certain information concerning our Code of Conduct which is set forth below, other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 21, 2010, including the information set forth under the captions “Election of Directors”, “Committees of the Board of Directors”, and “Executive Officers”, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2010.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 21, 2010, including the information set forth under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation”, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of March 31, 2010:

EQUITY COMPENSATION PLAN INFORMATION

For the Year Ended March 31, 2010:
	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED- AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SHARES REMAINING FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN(A))
EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS	3,065,184	$16.42	133,986

EMPLOYEE STOCK PURCHASE PLAN	4,876	14.71	214,267

	3,070,060	$16.42	348,253

The other information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 21, 2010, including the information set forth under the caption “Beneficial Ownership of Measurement Specialties Common Stock.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 21, 2010, including the information set forth under the captions “Executive Agreements and Related Transactions”, “Committees of the Board of Directors” and “Election of Directors” which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2010.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 21, 2010, including the information set forth under the caption “Fees Paid to Our Independent Registered Public Accounting Firm”, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2010.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following consolidated financial statements and schedules are filed at the end of this report, beginning on page F-l. Other schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
(b)   See Exhibit Index following this Annual Report on Form 10-K.

DOCUMENT	PAGES
Consolidated Statements of Operations for the Years Ended
March 31, 2010, 2009, and 2008	F-2
Consolidated Balance Sheets as of March 31, 2010 and 2009	F-3 to F-4
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended
March 31, 2010, 2009, and 2008	F-5
Consolidated Statements of Cash Flows for the Years Ended
March 31, 2010, 2009, and 2008	F-6
Notes to Consolidated Financial Statements	F-7
Schedule II -Valuation and Qualifying Accounts for the Years
Ended March 31, 2010, 2009, and 2008	S-1

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEASUREMENT SPECIALTIES, INC.

By:	/s/ FRANK GUIDONE

Frank Guidone Chief Executive Officer Date: June 9, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Guidone	President, Chief Executive Officer and	June 9, 2010
Frank Guidone	Director (Principal Executive Officer)

/s/ Mark Thomson	Chief Financial Officer (Principal Financial	June 9, 2010
Mark Thomson	Officer and Principal Accounting Officer)

/s/ Morton L. Topfer	Chairman of the Board	June 9, 2010
Morton L. Topfer

/s/ John D. Arnold	Director	June 9, 2010
John D. Arnold

/s/ Satish Rishi	Director	June 9, 2010
Satish Rishi

/s/ R. Barry Uber	Director	June 9, 2010
R. Barry Uber

/s/ Kenneth E. Thompson	Director	June 9, 2010
Kenneth E. Thompson

EXHIBIT INDEX

EXHIBIT INDEX

NUMBER	DESCRIPTION

3.1	Second Restated Certificate of Incorporation of Measurement Specialties, Inc. (1)

3.2	Bylaws of Measurement Specialties, Inc. (2)

4.1	Specimen Certificate for shares of common stock of Measurement Specialties, Inc. (3)

10.1	Measurement Specialties, Inc. 2006 Stock Option Plan (4)

10.2	Measurement Specialties, Inc. 2006 Employee Stock Purchase Plan (4)

10.3	Measurement Specialties, Inc. 2008 Equity Incentive Plan (5)

10.4	Measurement Specialties, Inc. 1998 Stock Option Plan (6)

10.5	Measurement Specialties, Inc. 2003 Stock Option Plan (7)

10.12	Sublease Agreement, dated August 1, 2002, between Quicksil, Inc. and Measurement Specialties, Inc. (3)

10.14	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Measurement Ltd. by and between Fervent Group Limited and Kenabell Holding Limited. (8)

10.17
Amended and Restated Credit Agreement dated April 3, 2006 by and among Measurement Specialties, Inc., the US Credit Parties signatory thereto, Wachovia Bank, National Association, JPMorgan Chase Bank, N.A, and General Electric Capital Corporation.  (9)

10.18	Amended and Restated Executive Employment Agreement dated November 6, 2007 by and between Measurement Specialties, Inc. and Frank Guidone. (10)

10.19	Employment Agreement dated March 13, 2007 by and between Measurement Specialties, Inc. and Mark Thomson. (11)

10.20
Agreement for the purchase of entire share capital of Intersema Microsystems SA dated December 28, 2007 by and among Measurement Specialties, Inc., Mr. Manfred Knutel and Mr. Hans Peter Salvisberg.   (10)

10.21
Fourth Amendment and Waiver to Credit Agreement dated December 10, 2007 by and among Measurement Specialties, Inc., the US Credit Parties signatory thereto, Wachovia Bank, National Association, JPMorgan Chase Bank, N.A, Bank of America, N.A., Royal Bank of Canada, and General Electric Capital Corporation.  (12)

10.22
Fifth Amendment and Waiver to Credit Agreement dated October 24, 2008 by and among Measurement Specialties, Inc., the US Credit Parties signatory thereto, Wachovia Bank, National Association, JPMorgan Chase Bank, N.A, Bank of America, N.A., Royal Bank of Canada, and General Electric Capital Corporation.  (13)

10.23
Sixth Amendment and Waiver to Credit Agreement dated January 29, 2009 by and among Measurement Specialties, Inc., the US Credit Parties signatory thereto, Wachovia Bank, National Association, JPMorgan Chase Bank, N.A, Bank of America, N.A., Royal Bank of Canada, and General Electric Capital Corporation.  (13)

10.24
Seventh Amendment and Waiver to Credit Agreement dated April 27, 2009 by and among Measurement Specialties, Inc., the US Credit Parties signatory thereto, Wachovia Bank, National Association, JPMorgan Chase Bank, N.A, Bank of America, N.A., Royal Bank of Canada, and General Electric Capital Corporation.  (14)

10.25	Credit facility Agreement by and among Measurement Specialties (China) Ltd. and China Merchants Bank Co. Ltd. dated November 3, 2009. (15)

10.26
Senior Secured Credit Facility dated June 1, 2010 by and among, Measurement Specialties, Inc., the U.S. Credit Parties signatory thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Bank America, N.A., as syndication agent, and certain other parties thereto. (16)

10.27
Master Shelf Agreement dated June, 2010 by and among, Measurement Specialties, Inc., the U.S. Credit Parties signatory thereto, Prudential Investment Management, Inc., whereby Prudential agreed to purchase up to $50,000 of senior secured notes issued by the Company. (16)

21.1	Subsidiaries.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on November 7, 2007 and incorporated herein by reference.

2	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on July 5, 2001 and incorporated herein by reference.

3	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 (File No. 333-57928) and incorporated herein by reference.

4	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on July 28, 2006 and incorporated herein by reference.

5	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on July 29, 2008 and incorporated herein by reference.

6	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on August 18, 1998 and incorporated herein by reference.

7	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on July 29, 2003 and incorporated herein by reference.

8	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on December 6, 2005 and incorporated herein by reference.

9	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on April 6, 2006 and incorporated herein by reference.

10	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on February 6, 2008 and incorporated herein by reference.

11	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on June 12, 2007 and incorporated herein by reference.

12	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on December 12, 2007 and incorporated herein by reference.

13	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on February 4, 2009 and incorporated herein by reference.

14	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on April 29, 2009 and incorporated herein by reference.

15	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on November 4, 2009 and incorporated herein by reference.

16	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on June 1, 2010 and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Measurement Specialties, Inc.:

We have audited the accompanying consolidated balance sheets of Measurement Specialties, Inc. and subsidiaries (the Company) as of March 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2010. In connection with our audits of consolidated financial statements, we have also audited financial statement schedule II. These consolidated financial statements and the related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the related financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Measurement Specialties, Inc. and subsidiaries  as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Measurement Specialties, Inc.’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 9, 2010 expressed an unqualified opinion on the effectiveness of Measurement Specialties, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Norfolk, Virginia
June 9, 2010

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
(Amounts in thousands, except per share amounts)	2010	2009	2008
Net sales	$209,610	$203,943	$228,383
Cost of goods sold	128,241	118,333	133,022
Gross profit	81,369	85,610	95,361
Selling, general, and administrative expenses	71,146	72,108	67,480
Operating income	10,223	13,502	27,881
Interest expense, net	3,899	3,081	4,536
Foreign currency exchange loss (gain)	(987)	771	618
Other expense (income)	93	(253)	(80)
Income from continuing operations, before income taxes	7,218	9,903	22,807
Income tax expense from continuing operations	733	4,236	6,001
Income from continuing operations, net of income taxes	6,485	5,667	16,806
Loss from discontinued operations, net of income taxes	(142)	-	-
Net income	6,343	5,667	16,806
Less: Net income attributable to noncontrolling interest	427	388	364
Net income attributable to Measurement Specialties, Inc. ("MEAS")	$5,916	$5,279	$16,442

Amounts attributable to MEAS common shareholders:
Income from continuing operations, net of income taxes	$6,058	$5,279	$16,442
Loss from discontinued operations attributable to MEAS	(142)	-	-
Net income	$5,916	$5,279	$16,442

Earnings per common share - Basic:
Income from continuing operations, net of income taxes	$0.42	$0.36	$1.14
Loss from discontinued operations attributable to MEAS	(0.01)	-	-
Net income - Basic	$0.41	$0.36	$1.14

Earnings per common share - Diluted:
Income from continuing operations, net of income taxes	$0.41	$0.36	$1.13
Loss from discontinued operations attributable to MEAS	(0.01)	-	-
Net income - Diluted	$0.40	$0.36	$1.13

Weighted average shares outstanding - Basic	14,498	14,465	14,360
Weighted average shares outstanding - Diluted	14,686	14,575	14,510

See accompanying notes to consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	March 31, 2010	March 31, 2009

ASSETS

Current assets:
Cash and cash equivalents	$24,293	$23,483
Accounts receivable trade, net of allowance for
doubtful accounts of $464 and $898, respectively	31,224	28,830
Inventories, net	41,483	45,384
Deferred income taxes, net	1,720	2,091
Prepaid expenses and other current assets	3,149	3,968
Other receivables	757	458
Due from joint venture partner	918	1,824
Promissory note receivable	-	283
Income taxes receivable	997	-
Total current assets	104,541	106,321

Property, plant and equipment, net	44,795	46,875
Goodwill	99,235	99,176
Acquired intangible assets, net	23,613	27,478
Deferred income taxes, net	6,607	7,440
Other assets	1,184	1,319
Total assets	$279,975	$288,609

See accompanying notes to consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)	March 31, 2010	March 31, 2009

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$5,000	$-
Current portion of long-term debt	2,295	2,356
Current portion of capital lease obligations	193	797
Current portion of promissory notes payable	2,349	2,176
Accounts payable	18,144	15,381
Accrued expenses	4,719	3,041
Accrued compensation	8,075	5,656
Income taxes payable	-	1,838
Deferred income taxes, net	182	24
Other current liabilities	3,197	3,394
Total current liabilities	44,154	34,663

Revolver	53,547	71,407
Long-term debt, net of current portion	6,488	12,769
Capital lease obligations, net of current portion	63	250
Promissory notes payable, net of current portion	2,349	4,352
Deferred income taxes, net	2,969	4,455
Other liabilities	1,292	1,085
Total liabilities	110,862	128,981

Equity:
Measurement Specialties, Inc. ("MEAS") shareholders' equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	-	-
Common stock, no par; 25,000,000 shares authorized; 14,534,431
and 14,483,622 shares issued and outstanding, respectively	-	-
Additional paid-in capital	85,338	81,948
Retained earnings	73,134	67,218
Accumulated other comprehensive income	8,524	8,110
Equity attributable to MEAS	166,996	157,276
Noncontrolling interest	2,117	2,352
Total equity	169,113	159,628
Total liabilities and shareholders' equity	$279,975	$288,609

See accompanying notes to consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

				Accumulated				Compre-
	Shares of	Additional		Other	Equity			hensive
	Common	Paid-in	Retained	Comprehensive	Attributable	Noncontrolling		Income
(Dollars in thousands)	Stock	Capital	Earnings	Income	to MEAS	Interest	Total	(loss)
Balance, March 31, 2007	14,280,364	$73,399	$45,497	$1,741	$120,637	$1,628	$122,265
Comprehensive income:
Net income		-	16,442	-	16,442	364	16,806	$16,806
Currency translation adjustment, net of income taxes of $77		-	-	13,389	13,389	204	13,593	13,593
Comprehensive income								$30,399
Non-cash equity based compensation (SFAS 123R)		3,397	-	-	3,397	-	3,397
Amounts from exercise of stock options	160,484	1,664	-	-	1,664	-	1,664
Tax benefit from exercise of stock options		260	-	-	260	-	260
Noncontrolling interest distributions		-	-	-	-	(243)	(243)
Balance, March 31, 2008	14,440,848	$78,720	$61,939	$15,130	$155,789	$1,953	$157,742
Comprehensive income:
Net income		-	5,279	-	5,279	388	5,667	$5,667
Currency translation adjustment, net of income taxes of $281		-	-	(7,020)	(7,020)	11	(7,009)	(7,009)
Comprehensive income (loss)								$(1,342)
Non-cash equity based compensation		2,942	-	-	2,942	-	2,942
Amounts from exercise of stock options	42,774	276	-	-	276	-	276
Tax benefit from exercise of stock options		10	-	-	10	-	10
Balance, March 31, 2009	14,483,622	$81,948	$67,218	$8,110	$157,276	$2,352	$159,628
Comprehensive income:
Net income		-	5,916	-	5,916	427	6,343	$6,343
Currency translation adjustment, net of income taxes of $278		-	-	414	414	153	567	567
Comprehensive income								$6,910
Non-cash equity based compensation		3,218	-	-	3,218	-	3,218
Amounts from exercise of stock options	50,809	172	-	-	172	-	172
Noncontrolling interest distributions		-	-	-	-	(815)	(815)
Balance, March 31, 2010	14,534,431	$85,338	$73,134	$8,524	$166,996	$2,117	$169,113

 See accompanying notes to consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
(Amounts in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income	$6,343	$5,667	$16,806
Loss from discontinued operations	142	-	-
Income from continuing operations	6,485	5,667	16,806

Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	14,072	13,210	9,905
Loss on sale of assets	63	94	94
Non-cash equity based compensation	3,218	2,942	3,397
Unrealized foreign currency exchange loss (gain)	-	90	(1,088)
Deferred income taxes	(1,944)	768	3,307
Research tax credits	1,677	974	714
Net change in operating assets and liabilities:
Accounts receivable, trade	(2,237)	13,217	(1,165)
Inventories	4,307	(2,516)	3,670
Prepaid expenses, other current assets and other receivables	674	654	(516)
Other assets	909	354	(579)
Accounts payable	1,304	(10,481)	3,950
Accrued expenses, accrued compensation, other current and other liabilities	4,293	(4,487)	(1,837)
Accrued litigation settlement expenses	-	-	(1,275)
Income taxes payable and income taxes receivable	(3,039)	1,546	(2,148)
Net cash provided by operating activities from continuing operations	29,782	22,032	33,235
Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(5,217)	(14,001)	(12,818)
Proceeds from sale of assets	67	59	40
Acquisition of business, net of cash acquired	(100)	(12,667)	(23,386)
Net cash used in investing activities from continuing operations	(5,250)	(26,609)	(36,164)
Cash flows from financing activities from continuing operations:
Repayments of long-term debt	(6,382)	(3,017)	(2,675)
Borrowings of short-term debt, revolver and notes payable	5,000	17,196	46,457
Repayments of revolver, capital leases and notes payable	(21,074)	(6,952)	(30,802)
Payment of deferred financing costs	(832)	-	(1,973)
Noncontrolling interest distributions	(815)	-	(243)
Tax benefit on exercise of stock options	-	10	260
Proceeds from exercise of options and employee stock purchase plan	172	276	1,664
Net cash provided by (used in) financing activities from continuing operations	(23,931)	7,513	12,688

Net cash used in operating activities of discontinued operations	-	-	-
Net cash provided by investing activities of discontinued operations	141	540	2,507
Net cash provided by discontinued operations	141	540	2,507

Net change in cash and cash equivalents	742	3,476	12,266
Effect of exchange rate changes on cash	68	(1,558)	1,590
Cash, beginning of year	23,483	21,565	7,709
Cash, end of period	$24,293	$23,483	$21,565

Supplemental Cash Flow Information:
Cash paid or received during the period for:
Interest paid	$(3,793)	$(3,104)	$(4,698)
Income taxes paid	(4,592)	(2,381)	(6,896)
Income taxes refunded	780	594	49
Non-cash investing and financing transactions:
Promissory note receivable from sale of discontinued operations	-	-	10,046
Capital additions in other current liabilities	-	-	1,173

See accompanying notes to consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008

(Amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

Description of Business:  Measurement Specialties, Inc. (the “Company”) is a global leader in the design, development and manufacture of sensors and sensor-based systems for original equipment manufacturers (“OEM”) and end users, based on a broad portfolio of proprietary technology and typically characterized by the MEAS brand name. We are a global business and we believe we have a high degree of diversity when considering our geographic reach, broad range of products, number of end-use markets and breadth of customer base.  The Company is a multi-national corporation with twelve primary manufacturing facilities strategically located in the United States, China, France, Ireland, Germany and Switzerland, enabling the Company to produce and market globally a wide range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for engine and vehicle, medical, general industrial, consumer and home appliance, military/aerospace, and test and measurement applications. The Company’s sensor products include pressure sensors and transducers, linear/rotary position sensors, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors, humidity, temperature and fluid property sensors. The Company's advanced technologies include piezo-resistive silicon sensors, application-specific integrated circuits, micro-electromechanical systems (“MEMS”), piezoelectric polymers, foil strain gauges, force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, electromagnetic displacement sensors, hygroscopic capacitive sensors, ultrasonic sensors, optical sensors, negative thermal coefficient (“NTC”) ceramic sensors, torque sensors and mechanical resonators.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“AS Codification”), plain English references to the corresponding accounting policies are provided, rather than specific numeric AS Codification references.  The AS Codification identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. The AS Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  There was no impact on our financial position, results of operations or cash flows upon the adoption of the AS Codification.

Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (the “Subsidiaries”) and its joint venture in Japan. In accordance with accounting standards for consolidation of variable interest entities, the Company consolidates its joint venture in Japan, its one variable interest entity (“VIE”) for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

With the purchase of YSI Temperature, the Company acquired a 50 percent ownership interest in Nikkiso-THERM (“NT”), a joint venture in Japan. This joint venture is included in the consolidated financial statements of the Company as of March 31, 2010 and 2009 and for the years ended March 31, 2010, 2009 and 2008. Noncontrolling interests recorded in the consolidated financial statements represent the ownership interest in NT not owned by the Company.  Net sales of the consolidated VIE for the years ended March, 31, 2010, 2009 and 2008 totaled $4,582 , $4,090, and $3,674, respectively. Net income of the consolidated VIE for the years ended March, 31, 2010, 2009 and 2008 totaled $854, $776, and $728, respectively. Non-controlling interest for the years ended March 31, 2010, 2009 and 2008 is net of income taxes of $341, $295, and $240, respectively.

In accordance with the disclosure requirements of accounting policies for VIEs of public reporting companies, the nature of the Company’s involvement with NT is not as a sponsor of a qualifying special purpose entity (QSPE) for the transfer of financial assets.  NT is a self-sustaining manufacturer and distributor of temperature based sensor systems in Asian markets.  The assets of NT are for the operations of the joint venture and the VIE relationship does not expose the Company to risks not considered normal business risks.  The carrying amount and classification of the VIE’s assets and liabilities included in the consolidated statement of financial position are as follows at March 31, 2010 and 2009:

	March 31,	March 31,
	2010	2009
Assets:
Cash	$1,127	$1,206
Accounts receivable	1,534	1,176
Inventory	709	660
Other assets	462	456
Due from joint venture partner	918	1,824
Property and equipment	358	203
	5,108	5,525

Liabilities:
Accounts payable	248	194
Accrued expenses	193	195
Income tax payable	290	276
Other liabilities	144	156
	$875	$821

Reclassifications:  The presentation of certain prior year information for minority interest in the consolidated statements of operations, consolidated balance sheets, consolidated statements of shareholders’ equity and consolidated statements of cash flows have been reclassified to noncontrolling interests.  The presentation of certain prior year information for deferred income tax assets and deferred tax liabilities have been reclassified to conform with the current year presentation. The Company had previously reported deferred income tax assets net of deferred income tax liabilities, and current year amounts are netted on a jurisdictional basis.

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

Cash and Cash Equivalents:  The Company considers highly liquid investments with original maturities of up to three months, when purchased, to be cash equivalents. There were no cash equivalents at March 31, 2010 and 2009.  At March 31, 2010 and 2009, approximately $8,113 and $4,188, respectively, of the Company’s cash balances were maintained in China, which are subject to certain restrictions and are not freely transferable to another country without adverse tax consequences because of exchange control regulations, but can be used without such restrictions for general business purposes in China.

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

Inventories:  Inventories are valued at the lower of cost or market (‘LCM’) using the first-in first-out method. In evaluating LCM, management also considers, if applicable, other factors, including known trends, market conditions, currency exchange rates and other such issues. If the utility of goods is impaired by damage, deterioration, obsolescence, changes in price levels or other causes, a loss shall be charged as cost of sales in the period which it occurs.

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

Generally, products that have existed in inventory for 12 months with no usage and that have no current demand or no expected demand will be considered obsolete and fully reserved. Obsolete inventory approved for disposal is written-off against the reserve. Market conditions surrounding products are also considered periodically to determine if there are any net realizable valuation matters, which would require a write-down of any related inventories. If market or technological conditions change, it may result in additional inventory reserves and write-downs, which would be accounted for in the period of change. The level of inventory reserves reflects the nature of the industry whereby technological and other changes, such as customer buying requirements, result in impairment of inventory. Cash flows from the purchase and sale of inventory are included in cash flows from operating activities.

Other Receivables:  Other receivables consist of various non-trade receivables such as value added tax (VAT) receivables as a result of our European operations.

Other Current Liabilities:  Other current liabilities consist of various non-trade payable liabilities such as commissions, warranties, interest, dilapidation liability, sales and property taxes payable.

Promissory Note Receivable:  Promissory note receivable, which was fully settled in fiscal 2010, was recorded net of imputed interest and relates to the financing arrangement with the sale of the Consumer business (See Note 6). The note was unsecured. Amounts collected on this promissory note receivable are included in net cash provided by investing activities from discontinued operations in the consolidated statements of cash flows.

Property, Plant and Equipment:  Property, plant and equipment are stated at cost less accumulated depreciation. Plant and equipment under capital leases are stated at the present value of the minimum lease payments, and are amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of the asset. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives of the assets. Normal maintenance and repairs of property and equipment are expensed as incurred. Renewals, betterments and major repairs that materially extend the useful life of property and equipment are capitalized.

Income Taxes:  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company has a valuation allowance for certain deferred tax assets.  The Company assesses all available positive and negative evidence to determine if a valuation allowance is required.  Accounting guidance for such valuation allowances is strictly based on the evaluation of positive and negative evidence which can be objectively verified as to whether it is more likely than not the deferred tax assets will be utilized, and if positive evidence does not outweigh negative evidence, a valuation allowance is required.   Positive evidence would include such items as tax planning strategies and current and future taxable income.

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

In accordance with applicable accounting standards for evaluating goodwill for impairment, management assesses goodwill for impairment at the reporting unit level on an annual basis at fiscal year end or more frequently under certain circumstances. The goodwill impairment test is a two step test. Under the first step, the fair value of the reporting unit is compared to its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit, and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the fair value. The fair value is allocated in a manner similar to a purchase price allocation, in accordance with accounting for business combinations. The residual fair value after this allocation is the fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

In evaluating goodwill for impairment, the fair value of the Company’s reporting unit was determined using the implied fair value approach for fiscal years ended March 31, 2010 and 2008, and for the year ended March 31, 2009, the fair value of the Company’s reporting unit was determined using the discounted cash flow method.  The implied fair value approach consists of comparing the Company’s market capitalization to the Company’s book value, and if the market capitalization exceeds book value, there is no impairment of goodwill.  Based on our analyses and the applicable guidelines, there was no impairment of the Company’s goodwill at March 31, 2010, 2009, and 2008 (See Note 5).

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

Long-Lived Assets:  The Company accounts for the impairment of long-lived assets and amortizable intangible assets in accordance with applicable standards for accounting for the impairment or disposal of long-lived assets. Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

In step 1, management must make assumptions regarding estimated future cash flows to determine whether there is an indication of impairment, and in the event step 2 is required, the fair value of these assets is determined. Other factors could include, among other things, quoted market prices, or other valuation techniques considered appropriate based on the circumstances. If these estimates or related assumptions change in the future, an impairment charge may need to be recorded. Impairment charges would be included in our consolidated statements of operations, and would result in reduced carrying amounts of the related assets on our consolidated balance sheets.

As of March 31, 2010, there were no overall indicators of impairment; however, the Company performed an impairment analysis for two European sites for which no impairment was identified.  At March 31, 2009, the Company performed an impairment analysis for long-lived assets, due to triggering events which included the decline in the Company’s stock price, change in market capitalization relative to net book value, and decrease in financial performance relative to historical operating results.  In evaluating long-lived assets and amortizable intangible assets for impairment, there was no impairment identified by our analysis indicating the carrying amount of an asset was not recoverable in 2009. There were no indicators of potential impairment in 2008.

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

Revenues for contractual arrangements with multiple elements or deliverables are allocated pursuant to applicable accounting for revenue arrangements with multiple deliverables. Revenues are recognized for the separate elements when the product or services have value on a stand-alone basis, and fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. While determining fair value and identifying separate elements require judgment, generally fair value and the separate elements are identifiable as those elements are sold and unaccompanied by other elements.

Shipping and Handling:  Shipping and handling costs are recorded in cost of sales in the Company’s consolidated statement of operations.  Shipping and handling costs billed to customers are included in sales.

Research and Development and Advertising Costs:  The Company conducts research and development activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of the Company’s existing products and expanding applications of the Company’s products.  Research and development and advertising costs are expensed as incurred. Research and development costs amounted to $10,626, $10,826, and $9,852, for the years ended March 31, 2010, 2009 and 2008, respectively. Customer funded research and development was $2,008, $1,451, and $1,018, for the fiscal years ended March 31, 2010, 2009, and 2008, respectively. Advertising costs are included in operating expenses in the Company’s consolidated statement of operations and are expensed when the advertising or promotion is published. Advertising expenses for the years ended March 31, 2010, 2009, and 2008 were approximately $45, $151, and $276, respectively.

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

The following table summarizes the warranty reserve:

	Years ended March 31,
	2010	2009	2008
Total Warranty Reserve - Beginning	$256	$400	$401
Warranties issued during the period	116	(59)	419
Costs to repair and replace products	(164)	(85)	(420)
Total Warranty Reserve - Ending	$208	$256	$400

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

Stock-Based Payment:  The Company began accounting for compensation cost for all share based payments granted subsequent to April 1, 2006 based on the grant date fair value using the Black-Scholes option pricing model, in accordance with share-based payment accounting provisions.  The Company utilized the modified prospective approach.  Under the modified prospective approach, the applicable accounting standards for share-based payments is applied to new awards and to unvested awards that were outstanding on April 1, 2006, as well as those that are subsequently modified, repurchased or cancelled. The Company’s results for the years ended March 31, 2010, 2009, and 2008 include $3,218, $2,942 and $3,397, respectively, of operating expenses for share-based compensation.

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

Net cash proceeds from the exercise of stock options were $172, $276, and $1,664 for the years ended March 31, 2010, 2009 and 2008, respectively.  There was no excess income tax benefit realized from stock option exercises for the year ended March 31, 2010, and the income tax benefit realized for the years ended March 31, 2009 and 2008 from stock option exercises was $10 and $260, respectively.

Leases:  The Company follows the applicable accounting principles for leases for its operating and capital leases. Lease costs, including escalations, are provided for using the straight-line basis over the lease period. The Company leases certain production equipment and automobiles which are considered capital lease arrangements. Applicable accounting standards require the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment, and an offsetting amount recorded as a liability.

Derivative Instruments:  The Company accounts for derivatives and hedging activities in accordance with applicable accounting guidelines, which establish accounting and reporting standards for derivative instruments and hedging activities and require that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.

The Company has a number of forward purchase currency contracts to manage the Company’s exposures to fluctuations in the U.S. dollar relative to the Euro and RMB and the Euro relative to the Japanese yen. These currency contracts are entered into to hedge foreign exchange exposure, although they are undesignated for accounting purposes. Since these currency contracts do not meet the requirements for hedge accounting, changes in the fair value of these instruments are recognized in other income as gains and losses, rather than in other comprehensive income.

Capitalized Interest:  The Company’s policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year. No interest costs were capitalized during 2010.  During 2009 and 2008, interest costs capitalized as part of the construction of the new facility in China totaled $325 and $281, respectively.

Pensions:  With the purchase of Intersema, the Company acquired a defined benefit pension plan. The Company follows the standards for employers’ accounting for defined benefit pension and other postretirement plans. Accounting for pensions and other postretirement benefit plans requires management to make several estimates and assumptions (See Note 10). These include the expected rate of return from investment of the plans' assets and the expected retirement age of employees as well as their projected earnings and mortality. In addition, the amounts recorded are affected by changes in the interest rate environment because the associated liabilities are discounted to their present value. Management makes these estimates based on the company's historical experience and other information that it deems pertinent under the circumstances (for example, expectations of future stock market performance).

This statement requires the Company to recognize in the statement of financial position the funded status of the defined benefit pension plan as the difference between the fair value of the plan assets and the benefit obligation. The Company is required to recognize the changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Actuarial gains and losses are generally amortized subject to the corridor, over the average remaining service life of the Company’s active employees.  Certain pension disclosures are not made since the plan as a whole is considered immaterial to the consolidated financial statements.

Recently Adopted Accounting Standards:

In December 2007, the FASB issued new accounting principles for acquisition accounting and noncontrolling interests, which require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders.  These principles were effective April 1, 2009. The Company will apply the new acquisition accounting principles to business combinations occurring after March 31, 2009. The accounting for contingent consideration under the new acquisition accounting principles requires the measurement of contingencies at the fair value on the acquisition date. Contingent consideration can be either a liability or equity based. Subsequent changes to the fair value of the contingent consideration (liability) are recognized in earnings, not to goodwill, and equity classified contingent consideration amounts are not re-measured.  The adoption of the new accounting principles for acquisition accounting and noncontrolling interests did not have a material impact on the Company’s results of operations and financial position, because the Company did not have any acquisitions in 2010.

New disclosure requirements for employer postretirement benefit plan assets were issued on December 30, 2008 and are effective for fiscal years ending after December 15, 2009.  The new disclosure requirements for employer postretirement benefit plans clarify an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The new requirements also prescribe expanded disclosures regarding investment allocation decisions, categories of plan assets, inputs, and valuation techniques used to measure fair value, the effect of Level 3 inputs on changes in plan assets and significant concentrations of risk.   The new postretirement plan disclosure requirements were not material to the consolidated financial statements.

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

In December 2009, the FASB issued new accounting standards addressing accounting and reporting for decreases in ownership of a subsidiary. The update is a scope clarification and revises the accounting requirements for decreases in ownership of a subsidiary that were originally contained in accounting for non-controlling interests. The revised decrease in ownership provisions require an entity that ceases to have a controlling interest in a subsidiary or group of assets that is a business to recognize a gain or loss on the transaction and include an amount for the remeasurement of any retained investment to fair value. A decrease in ownership that does not result in a loss of control is accounted for as an equity transaction with no gain or loss recognized for the difference between the carrying amount of the portion of the subsidiary or group of assets that is sold and consideration received from the buyer. The update was effective for the Company on April 1, 2009. The adoption of these new accounting standards did not have a material impact to the Company, however, the requirements of this update will be required to be applied to any future transactions that results in a decreases in ownership of businesses owned by the Company.

Recently Issued Accounting Pronouncements:

In October 2009, the FASB issued new accounting standards for multiple-deliverable revenue arrangements.  These new standards establish the accounting and reporting guidance for arrangements, including multiple revenue-generating activities, and provide amendments to the criteria for separating deliverables and measuring and allocating arrangement consideration to one or more units of accounting. The amendments also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. These new accounting standards requirements are effective for fiscal years beginning after June 15, 2010, which is the Company’s 2012 fiscal year. Early adoption of the standard is permitted and various options for prospective or retroactive adoption are available. The Company is currently in the process of reviewing and evaluating the impact of these new requirements, but the impact is not expected to be material on the Company’s results of operations or financial condition.

In June 2009, the FASB issued new accounting principles for VIEs which, among other things, established a qualitative approach for the determination of the primary beneficiary of a VIE.  An enterprise is required to consolidate a VIE if it has both the power to direct activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb the losses of the VIE or the right to receive the benefits of the VIE.  These principles improve financial reporting by enterprises involved with VIEs and address constituent concerns about the application of certain key provisions, including those in which the accounting and disclosures an enterprise’s involvement in a variable interest entity, as well as address significant diversity in practice in the approaches and methodology used to calculate a VIE’s variability.  These new accounting principles related to VIEs are effective as of the beginning of the annual reporting period that begins after November 15, 2009, for interim periods within that annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company currently consolidates its one VIE, N-T, for which the Company is considered the primary beneficiary.  The Company is in the process of evaluating the new accounting principles for VIEs, and based on its preliminary assessment, the Company expects the adoption of these new accounting standards may result in the deconsolidation of N-T, which would decrease in the Company’s net sales for fiscal years 2010, 2009 and 2008 by $4,582, $4,090 and $3,674, respectively.  There would be no impact on net assets or net income attributable to MEAS with the deconsolidation of N-T.

3. INVENTORIES

Inventories and inventory reserves for slow-moving, obsolete and lower of cost or market exposures at March 31, 2010 and 2009 are summarized as follows:

	March 31, 2010	March 31, 2009
Raw Materials	$24,022	$22,270
Work-in-Process	6,207	4,622
Finished Goods	15,017	21,981
	45,246	48,873
Inventory Reserves	(3,763)	(3,489)
	$41,483	$45,384

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments.  Property, plant and equipment are summarized as follows:

	March 31, 2010	March 31, 2009	Useful Life
Production equipment & tooling	$48,884	$45,894	3-10 years
Building and leasehold improvements	24,101	24,301	39 to 45 years or lesser of useful life or remaining term of lease
Furniture and equipment	13,620	13,663	3-10 years
Construction-in-progress	864	1,122
Total	87,469	84,980
Less: accumulated depreciation and amortization	(42,674)	(38,105)
	$44,795	$46,875

Total depreciation was $8,071, $7,602 and $6,295 for the years ended March 31, 2010, 2009 and 2008, respectively.  Property and equipment included $256 and $1,047 in capital leases at March 31, 2010 and 2009, respectively.

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

Goodwill balances presented in the consolidated balance sheets of foreign acquisitions are translated at the exchange rate in effect at each balance sheet date; however, opening balance sheets used to calculate goodwill and acquired intangible assets are based on purchase date exchange rates, except for earn-out payments, which are recorded at the exchange rates in effect on the date the earn-out is accrued.  The following table shows the roll-forward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for 2010 and 2009:

Balance March 31, 2008	$95,710
Attributable to 2008 acquisitions	(657)
Attributable to 2009 acquisitions	5,175
Effect of foreign currency translation	(1,052)
Goodwill impairment	-
Balance March 31, 2009	$99,176
Attributable to 2009 acquisitions	(5)
Effect of foreign currency translation	64
Goodwill impairment	-
Balance March 31, 2010	$99,235

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

Intersema:  Effective December 28, 2007, the Company completed the acquisition of all of the capital stock of Intersema Microsystems S.A. (“Intersema”), a sensor company headquartered in Bevaix, Switzerland, for $40,160 ($31,249 in cash at closing, $8,708 in unsecured Promissory Notes (“Intersema Notes”), and $203 in acquisition costs). The Intersema Notes bear interest of 4.5% per annum and are payable in four equal annual installments on January 15 of each year. The selling shareholders had the potential to receive up to an additional 20,000 Swiss francs or approximately $18,946 (based on December 31, 2008 exchange rates) tied to calendar 2009 earnings growth objectives.  The established conditions of the contingencies were not met, and no amounts were recorded as an additional element of the cost of the acquisition. Intersema is a designer and manufacturer of pressure sensors and modules with low pressure, harsh media and ultra-small package configurations for use in barometric and sub-sea depth measurement markets. The transaction was financed with borrowings under the Company’s Amended Credit Facility (See Note 8).   The Company’s final purchase price allocation related to the Intersema acquisition is as follows:

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

Goodwill Impairment Testing: Goodwill is tested for impairment annually at fiscal year end and more frequently if events and circumstances indicate that the asset might be impaired. The goodwill impairment test is a two step test. Under the first step, the fair value of the reporting unit is compared to its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit, and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss would be recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis.

We perform our goodwill impairment analysis at one level below the operating segment level. The Company has one operating and reporting segment, a sensor business, under the guidelines established with disclosures about segments of an enterprise and related information. The goodwill impairment analysis is performed at the reporting unit level. A reporting unit is the same as, or one level below, an operating segment. The Company’s reporting unit for the purposes of the goodwill impairment analysis is the Company’s sensor business.

In evaluating goodwill for impairment, the fair value of the Company’s reporting unit was determined using the implied fair value approach for fiscal year ended March 31, 2010, and the discounted cash flow analysis was utilized for fiscal year ended March 31, 2009. Based on our assessment at March 31, 2010 and 2009, there was no impairment of goodwill.

Acquired Intangibles: In connection with all acquisitions, the Company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade-names, order backlogs and covenants-not-to-compete. The gross amounts and accumulated amortization, along with the range of amortizable lives, are as follows:

		March 31, 2010			March 31, 2009
	Weighted- Average Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	9	$28,497	$(12,250)	$16,247	$27,627	$(8,794)	$18,833
Patents	16	4,038	(1,259)	2,779	3,984	(895)	3,089
Tradenames	3	2,055	(2,019)	36	2,000	(1,478)	522
Backlog	1	2,792	(2,792)	-	2,732	(2,556)	176
Covenants-not-to-compete	3	1,011	(977)	34	1,008	(932)	76
Proprietary technology	13	6,008	(1,491)	4,517	5,763	(981)	4,782
		$44,401	$(20,788)	$23,613	$43,114	$(15,636)	$27,478

Amortization expense for the year ended March 31, 2010, 2009 and 2008 was $6,001, $5,609, and $3,610, respectively.  In addition to the intangible assets acquired with FGP and Atexis, the Company also purchased $400 in proprietary technology intangible assets in 2009.  Estimated annual amortization expense is as follows:

Amortization
Year	Expense
2011	$4,342
2012	3,750
2013	3,182
2014	2,256
2015	2,217
Thereafter	7,866
$23,613

Pro forma Financial Data (Unaudited): The following represents the Company’s pro forma consolidated results of continuing operations for the years ended March 31, 2009 and 2008, based on final purchase accounting information assuming the Visyx and Intersema acquisitions occurred as of April 1, 2007, and final purchase accounting information assuming Atexis and FGP acquisitions occurred as of April 1, 2007, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had all the acquired companies been operated as part of the Company since April 1, 2007.

	March 31,
	2009	2008
Net sales	$223,961	$263,270

Net income attributable to MEAS	$5,488	$15,677

Net income attributable to MEAS per common share:
Basic	$0.38	$1.09
Diluted	$0.38	$1.08

6. DISCONTINUED OPERATIONS AND GAIN ON SALE OF ASSETS:

CONSUMER PRODUCTS SEGMENT: In accordance with accounting policies for Disposal of Long-lived Assets, the related financial information for the Consumer segment is reported as discontinued operations. The Consumer segment designed and manufactured sensor-based consumer products, such as bathroom and kitchen scales, tire pressure gauges and distance estimators, primarily as an original equipment manufacturer (OEM), to retailers and distributors mainly in the United States and Europe.

Effective December 1, 2005, the Company completed the sale to Fervent Group Limited (“FGL”) of its Consumer Products segment, including its Cayman Island subsidiary, Measurement Limited. FGL is a company controlled by the owners of River Display Limited, the Company’s long time partner and primary supplier of consumer products in Shenzhen, China. Under the terms of the agreement, the Company could have earned an additional $5,000 if certain performance criteria (sales and margin targets) were met within the first year. The Company recorded $2,156 of the earn-out in fiscal year 2007, because a portion of the earn-out targets were met. The related receivable was included in the consolidated balance sheet as current portion of promissory note receivable and any cash collections were included as net cash provided by investing activities of discontinued operations in the consolidated statement of cash flows. At March 31, 2009, the gross promissory notes receivable related to the earn-out of the Consumer business totaled $283, representing the last payment which was due on December 31, 2008.  The Company negotiated a settlement with FGL and collected all but approximately $142 of the final payment during 2010.  The uncollected portion of the note receivable was written off as an expense from discontinued operations during fiscal 2010.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

For cash and cash equivalents, accounts receivable, notes receivable and other receivables, prepaid and other assets (current), accounts payable, and accrued expenses and other liabilities (non-derivatives), the carrying amounts approximate fair value because of the short maturity of these instruments.  Non-current other assets consist of various miscellaneous items such as deposits and deferred costs and non-current other liabilities consist mostly of deferred rent and pension liability.

For promissory notes payable, deferred acquisition payments and capital lease obligation, the fair value is determined as the present value of expected future cash flows discounted at the current interest rate, which approximates rates currently offered by lending institutions for loans of similar terms to companies with comparable credit risk.  These are considered Level 2 inputs.

For long-term debt and the revolver, the fair value of the Company’s long-term debt is estimated by discounting future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders.  These are considered Level 2 inputs.  The fair value of long-term debt and the revolver approximates carrying value due to the variable interest nature of the debt and the short-term remaining.

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

Credit Risk:  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and temporary investments, foreign currency forward contracts when in an asset position and trade accounts receivable. The Company is exposed to credit losses in the event of nonperformance by counter parties to its financial instruments. The Company places cash and temporary investments with various high-quality financial institutions throughout the world. Although the Company does not obtain collateral or other security to secure these obligations, it does periodically monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. In addition, concentrations of credit risk arising from trade accounts receivable are limited due to the diversity of the Company’s customers. The Company performs ongoing credit evaluations of its customers’ financial conditions and the Company does not generally obtain collateral, credit insurance or other security.  Notwithstanding these efforts, the current distress in the global economy may increase the difficulty in collecting accounts receivable.

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

Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing sites throughout the world and a large portion of its sales are generated in foreign currencies. A substantial portion of our revenues are priced in U.S. dollars, and most of our costs and expenses are priced in U.S. dollars, with the remaining priced in Chinese RMB, Euros, Swiss francs and Japanese yen. Sales by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the U.S. dollar compared with that of our foreign customers’ currencies. Refer to Note 16, Segment Information, for details concerning annual net sales invoiced from our facilities within the U.S. and outside of the U.S., as well as long-lived assets.  Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s consolidated financial statements.

The value of the RMB relative to the U.S. dollar was stable during fiscal 2010, but appreciated 2.5% and 9.0% in fiscal years 2009 and 2008, respectively. The Chinese government no longer pegs the RMB to the U.S. dollar, but established a currency policy letting the RMB trade in a narrow band against a basket of currencies. The Company has more expenses in RMB than sales (i.e., short RMB position), and as such, if the U.S. dollar weakens relative to the RMB, our operating profits will decrease. We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

Fluctuations in the value of the Hong Kong dollar have not been significant since October 17, 1983, when the Hong Kong government tied the value of the Hong Kong dollar to that of the U.S. dollar. However, there can be no assurance that the value of the Hong Kong dollar will continue to be tied to that of the U.S. dollar.

The Company’s French, Irish and German subsidiaries have more sales in Euros than expenses in Euros and the Company’s Swiss subsidiary has more expenses in Swiss francs than sales in Swiss francs, and as such, if the U.S. dollar weakens relative to the Euro and Swiss franc, our operating profits increase in France, Ireland and Germany, but decrease in Switzerland.

The Company has a number of foreign currency exchange contracts in Europe in an attempt to hedge the Company’s exposure to the Euro. The Euro/U.S. dollar currency contracts have notional amounts totaling $1,605 with exercise dates through December 2010 at an average exchange rate of $1.32 (Euro to U.S. dollar conversion rate). With these Euro/U.S. dollar contracts, for every 1% depreciation of the Euro, the Company would be exposed to approximately $16 in additional fx losses.  Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in results of operations, not in other comprehensive income.

To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

Fair values of derivative instruments not designated as hedging instruments:

	March 31,
	2010	2009	Balance sheet location
Financial position:
Foreign currency exchange contracts - Euro/US dollar	$(40)	$105	Other assets
Foreign currency exchange contracts - RMB	$-	$(143)	Other liabilities
Foreign currency exchange contracts - Japanese yen	$-	$115	Other assets

The effect of derivative instruments not designated as hedging instruments on the statements of operations and cash flows for the years ended March 31, 2010, 2009 and 2008 is as follows:

	Years ended March 31,
	2010	2009	2008	Location of gain or loss
Results of operations:
Foreign currency exchange contracts - Euro	$(27)	$(885)	$(578)	Foreign currency exchange (gain) loss
Foreign currency exchange contracts - RMB	(18)	170	-	Foreign currency exchange (gain) loss
Foreign currency exchange contracts - Japanese yen	(229)	(115)	-	Foreign currency exchange (gain) loss
Total	$(274)	$(830)	$(578)

	Years ended March 31,
	2010	2009	2008	Location of gain or loss
Cash flows from operating activities: Source (Use)
Foreign currency exchange contracts - Euro	$304	$781	$578	Prepaid expenses, other current assets and other receivables
Foreign currency exchange contracts - RMB	(125)	(27)	-	Accrued expenses, accrued compensation, other current and other liabilities
Foreign currency exchange contracts - Japense yen	106	-	-	Prepaid expenses, other current assets and other receivables
Total	$285	$754	$578

8. LONG-TERM DEBT:

LONG-TERM DEBT AND REVOLVER

To support the financing of the acquisitions of YSI Temperature and BetaTHERM (See Note 5), effective April 1, 2006, the Company entered into an Amended and Restated Credit Agreement with GE as agent which, among other things, increased the Company’s existing credit facility from $35,000 to $75,000, consisting of a $55,000 revolving credit facility and a $20,000 term loan, and lowered the applicable London Inter-bank Offered Rate (“LIBOR”) or Index Margin from 4.50% and 2.75%, respectively, to LIBOR and Index Margins of 2.75% and 1.0%, respectively. To support the financing of the acquisition of Intersema (See Note 5), the Company entered into an Amended Credit Agreement (“Amended Credit Facility”) with four banks, with GE as agent, effective December 10, 2007 which, among other things, increased the Company’s existing revolving credit facility from $55,000 to $121,000 and lowered the applicable LIBOR or Index Margin from 2.75% and 1.0%, respectively, to LIBOR and Index Margins of 2.00% and 0.25%, respectively. Interest accrued on the principal amount of the borrowings at a rate based on either LIBOR plus a LIBOR margin, or at the election of the borrower, at an Index Rate (prime based rate) plus an Index Margin. The applicable margins could be adjusted quarterly based on a change in specified financial ratios. Borrowings under the line were subject to certain financial covenants and restrictions on indebtedness, dividend payments, repurchase of Company common stock, financial guarantees, annual capital expenditures, and other related items. The availability of the revolving credit facility was not based on any borrowing base requirements, but borrowings were limited by certain financial covenants. The term portion of the Amended Credit Facility totaled $8,000 and $14,000 at March 31, 2010 and 2009, respectively.  The term loan portion of our credit facility was not changed with the Amended Credit Facility. The term loan was payable in $500 quarterly installments plus interest through March 1, 2011, with a final term payment and the revolver payable on April 3, 2011. The Company had provided a security interest in substantially all of the Company’s U.S. based assets as collateral for the Amended Credit Facility.

On April 27, 2009, the Company entered into an amendment to the credit agreement with our lenders whereby the Company proactively negotiated a reduction of our debt covenant requirements, as a result of the decline in our sales and profitability resulting from the impact of the global recession.  The amendment provided the Company with additional flexibility under its minimum Covenant EBITDA, total leverage ratio covenant, fixed charge ratio covenant and maximum capital expenditure covenant included in its senior credit facility. Under the terms of the amendment, the principal amount available under the Company’s revolver was reduced from $121,000 to $90,000. The Amendment increased the interest rate by between 1.50% and 2.25%, with increases in the Index Margin and LIBOR Margin, which vary based on the Company’s debt to Covenant EBITDA leverage ratio.  Pursuant to the Amendment, the Company was prohibited from consummating any business acquisitions without lender approval during the covenant relief period, which ended March 31, 2010.  The Company was in compliance with applicable financial covenants at March 31, 2010.

As of March 31, 2010, the Company utilized the LIBOR based rate for the term loan and the LIBOR based rate for $52,000 of the revolving credit facility under the Amended Credit Facility. The weighted average interest rate applicable to borrowings under the revolving credit facility was approximately 4.3% at March 31, 2010. As of March 31, 2010, the outstanding borrowings on the revolving credit facility, which is classified as long-term debt, were $53,547, and the Company had an additional $36,453 available under the revolving credit facility. The Company’s borrowing capacity was limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity was subject to change.  At March 31, 2010, the Company could have borrowed an additional $27,500. Commitment fees on the unused balance were equal to 0.5% per annum of the average amount of unused balances.  Financing fees associated with amendments were deferred as other assets and are amortized over the term of the debt.

The Company’s debt covenant requirements for March 31, 2010 were as follows:

Minimum Adjusted Earnings Before Income Taxes, Stock Options, Depreciation, and Amortization ("Adjusted EBITDA")	$24,750

Minimum Adjusted Fixed Charge Coverage Ratio for the last twelve months	1.20

Maximum Adjusted Capital Expenditures for the last twelve months	$8,758

Maximum Adjusted Total Leverage Ratio	3.25

Adjusted Covenant EBITDA was the Company’s earnings before income taxes, stock options, depreciation and amortization for last twelve months, in addition to the last twelve months of Adjusted Covenant EBITDA for acquisitions.  Adjusted fixed charge coverage ratio was Adjusted EBITDA less adjusted capital expenditures divided by fixed charges.  Fixed charges are the last twelve months of interest, taxes paid, and the last twelve months of payments of long-term debt, notes payable and capital leases.  Adjusted capital expenditures represent purchases of plant, property and equipment during the last twelve months.  Total leverage ratio was total debt less cash maintained in U.S. bank accounts which were subject to blocked account agreements with lenders divided by the last twelve months of Adjusted Covenant EBITDA.  All of the aforementioned financial covenants were subject to various adjustments, many of which were detailed in the Amended Credit Agreement and subsequent amendments to the credit agreement previously filed with the Securities and Exchange Commission, as well as other adjustments approved by the lender.  These adjustments included such items as excluding capital expenditures associated with the new China facility from capital expenditures, and adjustments to Adjusted Covenant EBITDA for certain items such litigation settlement costs, severance costs and other items considered non-recurring in nature.

China Credit Facility:  On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co. Ltd (“CMB”).   The China Credit facility permits MEAS China to borrow up to RMB 68 million (approximately $10 million).   Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal.  MEAS China has pledged its Shenzhen facility to CMB as collateral.  The interest rate will be based on the London Inter-bank Offered Rate (“LIBOR”) plus a LIBOR spread, depending on the term of the loan when drawn.  The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China.  At March 31, 2010, there were $5,000 outstanding borrowings against the China Credit Facility classified as short-term debt and MEAS China could borrow approximately $5,000.

Promissory Notes:  In connection with the acquisition of Intersema, the Company issued 10,000 Swiss franc unsecured promissory notes (“Intersema Notes”).  At March 31, 2010, the Intersema Notes totaled $4,698, of which $2,349 was classified as current. The Intersema Notes are payable in four equal annual installments on January 15, and bear an interest rate of 4.5% per year.

Long-Term Debt and Promissory Notes:  Below is a summary of the long-term debt and promissory notes outstanding at March 31, 2010 and 2009:

	March 31,	March 31,
	2010	2009
Prime or LIBOR plus 4.50% or 3.00% five-year term loan with a final installment due on April 3, 2011	$8,000	$14,000

Governmental loans from French agencies at no interest and payable based on R&D expenditures	476	517

Term credit facility with six French banks at an interest rate of 4% payable through 2010	307	608
	8,783	15,125
Less current portion of long-term debt	2,295	2,356
	$6,488	$12,769
4.5% promissory note payable in four equal annual installments through January 15, 2012	$4,698	$6,528
Less current portion of promissory notes payable	2,349	2,176
	$2,349	$4,352

The annual principal payments of long-term debt, promissory notes and revolver as of March 31, 2010 are as follows:

Year ended March 31,	Term	Other	Subtotal	Notes	Revolver / Short-term debt	Total
2011	$2,000	$295	$2,295	$2,349	$5,000	$9,644
2012	6,000	165	6,165	2,349	53,547	62,061
2013	-	142	142	-	-	142
2014	-	181	181	-	-	181
Total	$8,000	$783	$8,783	$4,698	$58,547	$72,028

Refinancing:  The Company entered into a new Credit Agreement (the "Senior Secured Credit Facility") dated June 1, 2010 among JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the "Senior Secured Facility Agents"), Bank America, N.A., as syndication agent, and certain other parties thereto (the "Credit Agreement") to refinance the Amended and Restated Credit Agreement effective as of April 1, 2006 among the Company, General Electric Capital Corporation, as agent and a lender, and certain other parties thereto and to provide for the working capital needs of the Company including to effect permitted acquisitions.  The Senior Secured Facility consists of a $110,000 revolving credit facility (the "Revolving Credit Facility") with a $50,000 accordion feature enabling expansion of the Revolving Credit Facility to $160,000.  The Revolving Credit Facility has a variable interest rate based on either the London Inter-bank Offered Rate ("LIBOR") or the ABR Rate (prime based rate) with applicable margins ranging from 2.00% to 3.25% for LIBOR based loans or 1.00% to 2.25% for ABR Rate loans.  The applicable margins may be adjusted quarterly based on a change in the leverage ratio of the Company.  The Senior Secured Credit Facility also includes the ability to borrow in currencies other than U.S. Dollars ("USD"), such as the Euro and Swiss Franc, up to USD $66,000.   Commitment fees on the unused balance of the Revolving Credit Facility range from 0.375% to 0.500% per annum of the average amount of unused balances.  The Revolving Credit Facility will expire on June 1, 2014 and all balances outstanding under the Revolving Credit Facility will be due on such date.  The Company has provided a security interest in substantially all of the Company's U.S. based assets as collateral for the Senior Secured Facility and private placement of credit facilities entered into by the Company from time to time not to exceed $50,000, including the Prudential Shelf Facility (as defined below).  The Senior Secured Credit Facility includes an inter-creditor arrangement with Prudential (as defined below) and is on a pari pasu (equal force) basis with the Prudential Shelf Facility.

The Senior Secured Facility includes specific financial covenants for maximum leverage ratio and minimum fixed charge coverage ratio, as well as customary representations, warranties, covenants and events of default for a transaction of this type.  Consolidated EBITDA for debt covenant purposes is the Company's consolidated net income determined in accordance with GAAP minus the sum of income tax credits, interest income, gain from extraordinary items for such period, any non-cash gains, and gains due to fluctuations in currency exchange rates, plus the sum of  any provision for income taxes, interest expense, loss from extraordinary items, any aggregate net loss during such period arising from the disposition of capital assets, the amount of non-cash charges for such period, amortized debt discount for such period, losses due to fluctuations in currency exchange rates and the amount of any deduction to consolidated net income as the result of any grant to any members of the management of the Company of any equity interests.  The Company's leverage ratio consists of total debt less unrestricted cash maintained in U.S. bank accounts which are subject to control agreements in favor of JPMorgan Chase Bank, N.A., as Collateral Agent, to Consolidated EBITDA.  Adjusted fixed charge coverage ratio is Covenant EBITDA less capital expenditures divided by fixed charges.  Fixed charges are the last twelve months of scheduled principal payments, taxes paid in cash and consolidated interest expense.  All of the aforementioned financial covenants are subject to various adjustments, many of which are detailed in the Credit Agreement.

On June 1, 2010, the Company entered into a Master Shelf Agreement (the "Prudential Shelf Facility") with Prudential Investment Management, Inc. ("Prudential") whereby Prudential agreed to purchase up to $50,000 of senior secured notes (the "Senior Secured Notes") issued by the Company.  Prudential purchased two Senior Secured Notes each for $10,000 and the remaining $30,000 of such Senior Secured Notes may be purchased at the discretion of Prudential or one or more of its affiliates upon the request of the Company.  The Prudential Shelf Facility has a fixed interest rate of 5.70% and 6.15% for each of the two $10,000 Senior Secured Notes issued by the Company and the Senior Secured Notes issued there under are due on June 1, 2015 and 2017, respectively.   The Prudential Shelf Facility includes specific financial covenants for maximum total leverage ratio and minimum fixed charge coverage ratio consistent with the Senior Secured Credit Facility, as well as customary representations, warranties, covenants and events of default.  The Prudential Shelf Facility includes an inter-creditor arrangement with the Senior Secured Facility Agents and is on a pari pasu (equal force) basis with the Senior Secured Facility.  The Company has provided a security interest in substantially all of the Company's U.S. based assets as collateral for the Prudential Shelf Facility and the Revolving Credit Facility.

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

Noncontrolling Interest

On April 1, 2009, the Company adopted new accounting standards for Noncontrolling Interests in Consolidated Financial Statements, which required certain changes to the presentation of the financial statements.  The new accounting standards require noncontrolling interest (previously referred to as minority interest) to be classified in the consolidated statements of income as part of the consolidated net earnings and to include the accumulated amount of noncontrolling interest in the consolidated balance sheets as part of shareholders’ equity.  Noncontrolling interests recorded in the consolidated financial statements represent the ownership interest in NT not owned by the Company.

10. BENEFIT PLANS:

Defined Contribution Plans:

The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. Substantially all of its U.S. employees are eligible to participate after completing three months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions. The Company recorded no expense under the plan for the fiscal years ended March 31, 2009, and an expense of $500, and $572 under the plan for the fiscal years ended March 31, 2010 and 2008, respectively.

Defined Benefit Plans:

The Company’s European operations maintain certain supplemental defined benefit plans for substantially all of their employees. The gross amount of the future benefit to be paid for pension and retirement will be fully covered through a specific contract subscribed through an insurance company. Annual payments for this obligation total approximately $47.

With the acquisition of Intersema, the Company acquired a defined benefit pension plan.  At March 31, 2010 and 2009, the fair value of the plan assets was $3,570 and $3,422, respectively, and the benefit obligation was $3,759 and $3,342, respectively. Overall, remaining amounts and related disclosures for the pension plan are immaterial to the consolidated financial statements.

Employee Stock Purchase Plan:

In September 2006, the Company established the Measurement Specialties, Inc. 2006 Employee Stock Purchase Plan (“ESPP”) under Section 423 of the Internal Revenue Code to provide employees of the Company and certain of its subsidiaries with an opportunity to purchase shares of the Company’s common stock through accumulated payroll deductions. The purchase price for shares of the Company’s common stock under the ESPP is 95% of the lower of the closing value of the Company’s common stock on the first or last trading day of an offering period. In accordance with the applicable standards for employers’ accounting for employee stock ownership plans, shares held by the ESPP are considered outstanding upon the commitment date for issuance for purposes of calculating diluted net income per common share. The Company issued 4,876 shares as part of the offering period ending March 31, 2010, and these shares were considered outstanding as of March 31, 2010 in the calculation of diluted net income per common share. During fiscal 2009 and 2008, the Company issued 7,470 and 2,675 shares, respectively, as part of the offering period ending March 31, 2009 and 2008, respectively, and these shares were considered outstanding as of March 31, 2009 and 2008 in the calculation of diluted net income per common share.

11. RELATED PARTY TRANSACTIONS:

With the purchase of YSI Temperature, the Company acquired a 50 percent ownership interest in Nikkiso-THERM (“NT”), a joint venture in Japan. This joint venture is included in the consolidated financial statements of the Company. At March 31, 2010 and 2009, NT had amounts due from Nikkiso of $918 and $1,824, respectively.

12. INCOME TAXES:

Income from continuing operations before income taxes for the year ended March 31, 2010, 2009 and 2008 consists of the following:

	2010	2009	2008

Domestic	$(3,378)	$(2,367)	$5,146
Foreign	10,596	12,270	17,661
Income from continuing operations before income taxes	$7,218	$9,903	$22,807

Income tax expense from continuing operations consists of the following:

	2010	2009	2008
Current
Federal	$48	$-	$44
Foreign	2,629	3,435	2,651
State	-	33	(1)
Total	$2,677	$3,468	$2,694

Deferred
Federal	(128)	(723)	2,459
Foreign	(1,728)	1,575	622
State	(88)	(84)	226
Total	(1,944)	768	3,307
	$733	$4,236	$6,001

Differences between the federal statutory income tax rate and the effective tax rates using income from continuing operations, before income taxes are as follows:

	2010	2009	2008
Statutory tax rate	35.0%	35.0%	35.0%
Return to provision adjustment	-0.7%	-0.9%	-0.8%
Effect of foreign taxes	-28.8%	-8.7%	-13.9%
State taxes	-1.2%	-0.4%	0.8%
Valuation allowance	0.3%	24.5%	0.7%
Stock options	6.1%	3.6%	2.5%
US tax on foreign income	13.8%	2.1%	2.3%
Tax credits	-5.8%	-9.2%	-2.4%
Rate changes	-7.4%	0.0%	4.1%
Tax exempt income	-0.7%	-1.7%	0.0%
Other	-0.4%	-1.5%	-2.0%
	10.2%	42.8%	26.3%

Differences between the Federal statutory rate and the effective tax rate have historically related mainly to reduced rates applied to pre-tax income generated by the Company’s foreign subsidiaries.  Most of the return to provision adjustment in 2010 relates to the research and development (“R&D”) deduction in China.  During fiscal 2009, there was a significant difference due to the valuation allowance recorded for certain deferred tax assets principally at our German subsidiary. The larger permanent items in 2010, 2009 and 2008 include incentive stock options, tax credits, foreign dividend income, as well as non-deductible meals and entertainment expenses. In 2008, the reversal of a foreign income tax payable resulted in a reduction of income tax expense of $597. This income tax payable related to a foreign tax accrual from at least 2001, which had been previously considered a liability; however, based on further documentation, it was determined that the Company was not liable for the amounts which had previously been accrued.

In fiscal 2010, there was a tax law change in France which included changes to a business tax previously not classified as an income tax but is now reported as an income tax.  This change increased income tax in France by $63.  In fiscal 2008, there were tax law changes in Germany and China which resulted in approximately $900 of additional income tax expense.  Approximately $989 in additional non-cash income tax expense relates to the revaluation of the net deferred tax assets in Germany resulting from the decrease in tax rates. The combined tax rate in Germany decreased from 39% to 32%, as a result of the German Business Tax Reform 2008, which became effective on August 17, 2007.

Prior to fiscal 2008, the Company had received on an annual basis over the past 9 years certain tax reductions from the tax authorities in China, as the Company qualified as a high-technology and export business enterprise. This special tax status provided the Company, among other things, reductions in statutory national and local tax rates in China from approximately 15% to approximately 10%. These reduced tax rates resulted in tax reductions of approximately $416, or $0.03 per diluted share for the fiscal year ended March 31, 2008. Effective January 1, 2008, the statutory tax rate for 2008 increased to 18% under the new China Enterprise Income Tax Law which increased to 20% January 1, 2009. The new law established a common 25% rate which applies to both domestic and foreign enterprises and is being phased in over a five-year period. Accordingly, in fiscal 2008, the Company recorded China taxes at the higher rate of 20% on current tax expense and 20% to 25% on net deferred tax assets. In fiscal 2008, approximately $191 non-cash income tax credit for to the revaluation of the net deferred tax assets in China resulting from the increase in income tax rates, which was partially offset by an increase of $102 in income tax expense for withholding taxes on undistributed earnings.

The new China tax law includes provisions for high technology enterprises to qualify for a reduced rate of 15%. To qualify for this reduced rate the Company has to meet various criteria in regard to its operation related to its sales, research and development activity, and intellectual property rights. During the fourth quarter of fiscal 2010, the Company’s subsidiary in China received approval from the Chinese tax authorities for High Tech New Enterprise status (“HTNE”).  The new HTNE status for the Company provides a reduced rate of 15% through calendar 2011, at which time there is a requalification process. To qualify for this reduced rate the Company must continue to meet various criteria in regard to its operations related to sales, research and development activity, and intellectual property rights. These reduced tax rates resulted in tax reductions of approximately $466, or approximately $0.03 per diluted share for the fiscal year ended March 31, 2010.  Additionally, the Company recorded in fiscal 2010 approximately $136 non-cash income tax expense related to the revaluation of the net deferred tax assets in China resulting from decrease in income tax rates. Also included in fiscal 2010, is a tax reduction resulting from the Company qualifying for additional expense deductions in China for qualifying R&D expenses.  The income tax benefit from these deductions was approximately $266, which is reflected as a favorable discrete tax adjustment during the quarter ended September 30, 2009.

During 2010, the Company elected to distribute $7,500 of undistributed earnings from its Irish subsidiary, MEAS Ireland, and recorded a deferred tax liability and corresponding discrete income tax expense for $1,100.  The Company generally considers undistributed earnings of most of its foreign subsidiaries to be indefinitely reinvested outside of the U.S. and, accordingly, no U.S. deferred taxes are recorded with respect to such earnings. Should the earnings be remitted as dividends, the Company would be subject to additional U.S. taxes net of allowable foreign tax credits. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings.

The Hong Kong statutory corporate tax rate applicable to the Company's Hong Kong Subsidiary’s earnings is 16.5%. The statutory tax rates for the Company's subsidiaries in France and Germany are approximately 33.0% and 32.0%, respectively. The statutory tax rates in Ireland are 12.5% for trade operating income and 25% for passive income such as interest. The statutory rate for Switzerland is approximately 12.5%.

During the second quarter of fiscal 2010, the Company received approval from the Swiss tax authority for a five year tax holiday effective in fiscal 2010.  The Company’s tax rate in Switzerland was reduced to approximately 12.5% from 22%.  These reduced tax rates resulted in tax reductions of approximately $659, or approximately $0.05 per share for the fiscal year ended March 31, 2010.  In accordance with accounting principles for income taxes, the Company revalued the Company’s Swiss net deferred tax liabilities at the lower tax rate, resulting in a discrete non-cash income tax credit of $651 recorded during the quarter ended September 30, 2009.  The Company’s Swiss subsidiary had a reduced tax rate of 8.5% through December 31 2008, as a result of being granted a tax holiday by the Swiss tax authority. These reduced tax rates have resulted in tax reductions of approximately $95 or $0.01 per share for fiscal year ended March 31, 2009 and they were in a loss position for fiscal year ended March 31, 2008.

The significant components of the net deferred tax assets at March 31, 2010 and 2009 consist of the following:

	2010	2009
Current deferred tax assets:
Accounts receivable allowance for doubtful accounts	$60	$176
Inventory	845	974
Accrued expenses	789	634
Other	58	376
Total current deferred tax assets	1,752	2,160

Current deferred tax liabilities:
Other	(214)	(93)
Total current deferred tax liabilities	(214)	(93)

Net current deferred tax assets	$1,538	$2,067

Long-term deferred tax assets:
AMT and other credit carry-forwards	$280	$2,131
Warranty and other accrued expenses	243	350
Net operating loss carryforwards	12,223	11,024
Stock options	2,018	1,391
Other	392	850
Total long term asset	15,156	15,746
Valuation allowance	(3,074)	(3,048)
Net long-term deferred tax assets	12,082	12,698

Long-term deferred tax liability
Basis difference in property, plant and equipment	(849)	(1,111)
Basis difference in acquired intangible assets	(5,917)	(6,978)
Other	(1,678)	(1,624)
Total long-term deferred tax liabilities	(8,444)	(9,713)
Net long term deferred tax asset	3,638	2,985

Net deferred tax assets	$5,176	$5,052

The following are the net deferred tax assets and deferred tax liabilities by region at March 31, 2010 and 2009:

	2010	2009

Current deferred tax assets:
Domestic	$1,278	$974
Europe	106	348
Asia	368	838
Total	$1,752	$2,160

Non-current deferred tax assets:
Domestic	$9,047	$8,676
Europe	2,870	3,590
Asia	165	432
Total	12,082	12,698
Total deferred tax assets	$13,834	$14,858

Current deferred tax liabilities:
Domestic	$-	$-
Europe	(214)	(93)
Total current deferred tax liabilities	$(214)	$(93)

Non-current deferred tax liabilities:
Domestic	$(2,606)	$(2,427)
Europe	(5,522)	(6,936)
Asia	(316)	(350)
Total non-current deferred tax liabilities	(8,444)	(9,713)
Total deferred tax liabilities	(8,658)	(9,806)
Net deferred tax assets	$5,176	$5,052

The Company has a valuation allowance of $3,074 for certain deferred tax assets associated with net operating loss carry-forwards (“NOLs”). The 2010 valuation allowances recorded for Hong Kong was $20.  At March 31, 2010 and 2009, a cumulative valuation allowance of $128 and $108, respectively, relating to the Hong Kong subsidiary was recognized because the Company does not project utilizing the existing deferred tax asset.  At March 31, 2010, our German subsidiary had cumulative losses over the past three years, primarily due to the decrease in profitability during the second half of fiscal 2009 as a result of the global recession.  The negative evidence of three years of cumulative losses was considered to outweigh the positive evidence that the net operating losses were not subject to expiration, because the long-term prospects of future profitability were not considered objectively verifiable.  We expect our German subsidiary to return to profitability in a future period.  We will continue to assess on all available positive and negative evidence to determine if a valuation allowance is required. The 2009 non-cash charges to income tax expense for the German valuation allowance reduced our net income by $2,881 or approximately $0.20 per diluted share.   Accounting guidance for such valuation allowances is strictly based on the evaluation of positive and negative evidence which can be objectively verified as to whether it is more likely than not the NOLs will be utilized, and if positive evidence does not outweigh negative evidence, a valuation allowance is required. The Company does not have a valuation allowance for other remaining deferred tax assets, including the U.S. net operating losses, in spite of the three year cumulative losses in the U.S. due largely to the availability of a tax planning strategy.  The analysis of positive evidence which could be objectively verified outweighs any negative evidence supporting the conclusion that an overall valuation allowance is not required for the other remaining deferred tax assets. Current and expected taxable income of the Company supports that an additional valuation allowance is not needed and it is more likely than not that the results of future operations will generate sufficient taxable income to realize the other remaining deferred tax assets.

The Company has U.S. federal and state net operating loss carry-forwards of approximately $16,559 and $17,556 at March 31, 2010 and 2009, respectively, which begin to expire in fiscal year 2022.  The Company has net operating loss carry-forwards in Germany of approximately $12,350, which are not subject to expiration, but has a full valuation allowance recorded. During the year ended March 31, 2010 and 2009, the Company realized approximately $1,058 and $0, respectively, in benefits from the net operating loss carryforwards. The Company has a federal AMT tax credit carry-forward of approximately $280, which does not expire, and French R&D tax credits of $1,511 at March 31, 2010 not subject to expiration.  The French tax credits are recorded as an income tax receivable and a reduction to R&D operating expenses.

The Company adopted the accounting provisions for uncertainty in income taxes effective April 1, 2007. The Company has historically applied the more-likely-than-not recognition threshold, and as a result, the implementation of accounting for uncertainty in income taxes did not have a material impact on the Company’s financial statements. The following is a reconciliation of the total amounts of unrecognized tax benefits for the year ended March 31, 2010:

Unrecognized tax benefits, April 1, 2009	$227
Increases for tax positions related to prior years	7
Unrecognized tax benefits, March 31, 2010	$234

The unrecognized tax benefits of $234 at March 31, 2010, if recognized, would impact the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits. At March 31, 2010, the Company has a liability of $20 for penalties and $31 for interest. During 2010, the Company recognized no amounts for penalties and $7 for interest.  The interest related to unrecognized tax benefits is recorded in “Interest expense” and penalties related to tax matters is recorded in “Operating expenses.”

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company’s tax years for fiscal 2007 and 2008 are currently subject to examination by U.S. tax authorities. The additional tax years of 2004 through 2009 are subject to examination by China tax authorities.

Based on the expiration of the statute of limitations for specific jurisdictions, the related unrecognized tax benefit for positions previously taken may change in the next twelve months by approximately $126 recorded through income tax expense.

13. EARNINGS PER SHARE INFORMATION:

Basic per share information is computed based on the weighted-average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, less the shares that may be repurchased with the funds received from their exercise. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations for the years ended March 31, 2010, 2009 and 2008, respectively:

	Net income attributable to MEAS (Numerator)	Weighted Average Shares in thousands (Denominator)	Per-Share Amount
March 31, 2010:
Basic per share information	$5,916	14,498	$0.41
Effect of dilutive securities	-	188	(0.01)
Diluted per-share information	$5,916	14,686	$0.40

March 31, 2009:
Basic per share information	$5,279	14,465	$0.36
Effect of dilutive securities	-	110	-
Diluted per-share information	$5,279	14,575	$0.36

March 31, 2008:
Basic per share information	$16,442	14,360	$1.14
Effect of dilutive securities	-	150	(0.01)
Diluted per-share information	$16,442	14,510	1.13

For the years ended March 31, 2010, 2009 and 2008, respectively, an aggregate of 2,042,296, 1,943,142 and 1,671,276 options, respectively, were excluded from the earnings per share calculation because their effect would be anti-dilutive.

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

On September 16, 2008, the Company’s shareholders approved a new stock-based compensation plan, the 2008 Equity Incentive Plan (the “2008 Plan”).  The 2008 Plan permits the granting of incentive stock options, non-qualified stock options, and restricted stock units.  Subject to certain adjustments, the maximum number of shares of common stock that may be issued under the 2008 Plan in connection with awards is 1,400,000 shares.  A total of 1,238,414 and 525,988 options to purchase shares were outstanding at March 31, 2010 and 2009, respectively, under the 2008 Plan.  With the adoption of the 2008 Plan, no further options may be granted under the Company’s other option plans.

Options to purchase up to 1,000,000 shares of common stock were eligible to be granted under the Company’s 2006 Stock Option Plan (‘2006 Plan’).  A total of 945,338, 970,542, and 952,745 options to purchase shares were outstanding at March 31, 2010, 2009 and 2008, respectively, under the 2006 plan.

On July 28, 2003, the Board of Directors adopted the Measurement Specialties, Inc. 2003 Stock Option Plan (“2003 Plan”), which was approved by shareholders at the 2003 Annual Meeting on September 23, 2003. Options to purchase up to 1,000,000 common shares were eligible to be granted under the 2003 Plan, and 694,910, 744,420, and 780,765 stock options were issued and outstanding at March 31, 2010, 2009, and 2008, respectively, under the 2003 Plan.

Options to purchase up to 1,500,000 shares of common stock were capable of being granted under the Company’s 1998 Stock Option Plan, (‘1998 Plan’) until its expiration on October 19, 2008. A total of 187,312, 256,112, and 287,729 options to purchase shares were outstanding at March 31, 2010, 2009 and 2008, respectively, under the 1998 Plan.

Stock-option awards are priced based on the closing price of the Company’s common stock on the award date, generally vest over three to five year requisite service periods using a graded vesting schedule or subject to performance targets established by the compensation committee, and expire no later than ten years from the date of grant. Options may, but need not, qualify as ‘incentive stock options’ under section 422 of the Internal Revenue Code. Tax benefits are recognized upon nonqualified exercises and disqualifying dispositions of shares acquired by qualified exercises. There were no changes in the exercise prices of outstanding options, through cancellation and re-issuance or otherwise, for 2010, 2009, or 2008. The number of shares remaining for future issuance under equity compensation plans totaled 133,986, 874,012, and 145,195, as of March 31, 2010, 2009, and 2008, respectively.

A summary of stock options outstanding as of March 31, 2010 and changes during the twelve months then ended is presented below:

	Number of outstanding shares exercisable		Weighted-Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
March 31, 2009	2,497,062	1,201,329	19.07	22.31
Granted at market	751,219
Forfeited	(37,447)
Expired	(105,430)
Exercised	(40,220)
March 31, 2010	3,065,184	1,606,224	16.42	21.18

The aggregate intrinsic value of options outstanding at March 31, 2010, was $10,865 with a weighted-average remaining contractual life of 4.73 years and a weighted average exercise price of $16.42. Of these options outstanding, 1,606,224 were exercisable and 1,301,192 were expected to vest with aggregate intrinsic values of $2,178 and $7,626, respectively. The weighted-average contractual life of options exercisable and options expected to vest was 3.3 and 1.8 years, respectively. The weighted average exercise price of options exercisable and options expected to vest was $21.18 and $11.36, respectively. The following table provides information related to options exercised during the years ended March 31, 2010, 2009, and 2008:

	2010	2009	2008
Total intrinsic value	$150	$323	$2,276
Cash received upon exercise of options	172	276	1,664
Related tax benefit realized	-	10	260

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model (graded vesting schedule with traunche by traunche measurement and recognition of compensation cost) with the following weighted-average assumptions:

	Years ended March 31,
	2010	2009	2008
Dividend yield	-	-	-
Expected volatility	63.4%	47.6%	37.6%
Risk free interest rate	2.1%	1.6%	3.6%
Expected term after vesting (in years)	2.0	2.0	2.0
Weighted-average grant-date fair value	$3.56	$1.96	$8.26

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

At March 31, 2010, there was $2,889 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 1.3 years. The unrecognized compensation cost above is not adjusted for estimated forfeitures. Adjusted for estimated forfeitures, at March 31, 2010, there was $2,171 of unrecognized compensation cost related to share-based payments.

15. COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases certain property and equipment under non-cancelable operating leases expiring on various dates through March 2056. The Company provided an unconditional guarantee up to a maximum amount of $1,000 under a property sub-lease if the sub-lessor defaults. Expenses for leases that include escalated lease payments are recorded on a straight-line basis over that base lease period. Rent expense, including real estate taxes, insurance and maintenance expenses associated with net operating leases approximates $3,751 for 2010, $4,915 for 2009, and $4,396 for 2008. At March 31, 2010, total minimum rent payments under leases with initial or remaining non-cancelable lease terms of more than one year were:

	Years ending March 31,
	2011	2012	2013	2014	2015	Thereafter
Minimum operating lease rent payments	$3,592	$3,239	$3,198	$3,150	$2,556	$7,957

The Company is obligated under capital lease arrangements for certain equipment. At March 31, 2010 and 2009, the amount of equipment recorded in property and equipment under capital leases were $256 and $1,047, respectively.

Below is a schedule of future payments under capital leases:

	Years ending March 31,
	2011	2012	2013	2014	Total
Capital lease obligations	$193	$57	$6	$-	$256

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

Contingency:  Exports of technology necessary to develop and manufacture certain of the Company’s products are subject to U.S. export control laws and similar laws of other jurisdictions, and the Company may be subject to adverse regulatory consequences, including government oversight of facilities and export transactions, monetary penalties and other sanctions for violations of these laws. All exports of technology necessary to develop and manufacture the Company’s products are subject to U.S. export control laws. In certain instances, these regulations may prohibit the Company from developing or manufacturing certain of its products for specific end applications outside the United States. In late May 2009, the Company became aware that certain of its piezo products when designed or modified for use with or incorporation into a defense article are subject the International Traffic in Arms Regulations ("ITAR") administered by the United States Department of State. Certain technical data relating to the design of the products may have been exported to China without authorization from the U.S. Department of State. As required by the ITAR, the Company conducted a thorough investigation into the matter.  Based on the investigation, the Company filed in December 2009 a final voluntary disclosure with the U.S. Department of State relating to that matter, as well as to exports and re-exports of other ITAR-controlled technical data and/or products to Canada, India, Ireland, France, Germany, Italy, Israel, Japan, the Netherlands, South Korea, Spain and the United Kingdom, which disclosure has since been supplemented. In the course of the investigation, the Company also became aware that certain of its products may have been exported from France without authorization from the relevant French authorities. The Company investigated this matter thoroughly.   In December 2009, it also voluntarily submitted to French customs authorities a list of products that may have required prior export authorization. In addition, the Company has taken steps to mitigate the impact of potential violations, and we are in the process of strengthening our export-related controls and procedures. The U.S. Department of State and other regulatory authorities encourage voluntary disclosures and generally afford parties mitigating credit under such circumstances. The Company nevertheless could be subject to potential regulatory consequences related to these possible violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and/or criminal penalties. It is not possible at this time to predict the precise timing or probable outcome of any potential regulatory consequences related to these possible violations. The Company has incurred during fiscal 2010 approximately $534 in legal fees associated with the ITAR matters.

Acquisition Earn-Outs and Contingent Payments:  In connection with the Visyx acquisition, the Company has a contingent payment obligation of approximately $2,000 based on the commercialization of certain sensors, and a sales performance based earn-out totaling $9,000. In connection with the Atexis acquisition, the selling shareholders have the potential to receive up to an additional €2,000 tied to sales growth thresholds through calendar 2010. Contingent earn-out obligations for Intersema and FGP acquisitions based on calendar 2009 sales objectives were not met. No amounts related to the above acquisition earn-outs were accrued at March 31, 2010 since the contingencies were not determinable or achieved.

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

Geographic information, excluding discontinued operations, for revenues based on country from which invoiced and long-lived assets based on country of location, which includes property, plant and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization follows:

	For the years ended March 31,
	2010	2009	2008
Net Sales:
United States	$74,882	$93,647	$107,734
France	36,179	28,110	28,021
Germany	15,209	15,375	19,323
Ireland	20,815	12,041	12,969
Switzerland	11,196	13,070	4,396
China	51,329	41,700	55,940
Total:	$209,610	$203,943	$228,383

Long Lived Assets:
United States	$7,010	$7,754	$6,624
France	7,940	7,860	6,808
Germany	2,334	2,253	2,817
Ireland	3,311	3,434	4,263
Switzerland	1,735	1,918	2,418
China	22,465	23,656	17,785
Total:	$44,795	$46,875	$40,715

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

The following table details annual net sales invoiced from our facilities within the U.S. and outside of the U.S. and as a percentage of total net sales for the last three years, as well as net assets and the related functional currencies:

	For the years ended March 31,
	2010	2009	2008
Net sales:
U.S. facilities	$74,882	$93,647	$107,734
U.S. facilities % of sales	36%	46%	47%
Non-U.S. facilities	$134,728	$110,296	$120,649
Non-U.S. facilities % of sales	64%	54%	53%

Net assets (liabilities):
U.S. dollar	$59,117	$51,640	$49,082
Chinese renminbi	14,862	22,419	17,306
Hong Kong dollar	75,301	61,588	63,827
Euro	14,998	18,273	19,562
Japanese yen	2,117	2,360	3,787
Swiss franc	601	996	2,225

The Company is exposed to credit losses in the event of nonperformance by counter parties to its financial instruments. The Company places cash with various major financial institutions in the United States, Europe, Hong Kong, and China. Cash held in foreign institutions amounted to $15,035 and $9,702 at March 31, 2010 and 2009, respectively. The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy. Our emphasis is primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. Measurement Specialties Sensor (China) Ltd. is subject to certain Chinese government regulations, including currency exchange controls, which limit cash dividends and loans to Measurement Specialties Sensor (Asia) Limited and Measurement Specialties, Inc.

Accounts receivable are primarily concentrated in the United States and Europe. At March 31, 2010 and 2009, accounts receivable in the United States totaled $12,165 and $14,879, respectively, and accounts receivable in Europe totaled $14,358 and $11,237, respectively. To limit credit risk, the Company evaluates the financial condition and trade payment experience of customers to whom credit is extended. The Company does not require customers to furnish collateral, though certain foreign customers furnish letters of credit. In addition, concentrations of credit risk arising from trade accounts receivable are limited due to the diversity of the Company’s customers. Notwithstanding these efforts, the current distress in the global economy may increase the difficulty in collecting accounts receivable.

The Company manufactures the substantial majority of its non-temperature sensor products in the Company’s factories located at owned premises in Shenzhen, China. Sensors are also manufactured at the Company’s United States leased facilities located in Virginia and California and at three of the Company’s facilities in France, Germany and Switzerland. The Company manufactures a significant portion of the temperature sensors at leased facilities in Ohio, China and in Ireland. A larger portion of the Company’s temperature sensors are manufactured by Betacera Inc., a Taiwanese-based contract manufacturer in China. Additionally, most of the Company’s products contain key components, which are obtained from a limited number of sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond the Company’s control, including, political, economic and legal uncertainties resulting from the Company’s operations outside the U.S.

Our largest customer is a large U.S. OEM automotive supplier, and accounted for approximately 16% of our net sales during fiscal 2010, 14% of our net sales during fiscal 2009, and approximately 18% of our net sales during fiscal 2008. At March 31, 2010, the trade receivable with our largest customer was approximately $3,651. No other customers accounted for more than 10% during the fiscal years ended March 31, 2010, 2009, and 2008.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Presented below is a schedule of selected quarterly operating results.

	First Quarter Ended June 30	Second Quarter Ended September 30	Third Quarter Ended December 31	Fourth Quarter Ended March 31
Year Ended March 31, 2010
Net sales	$44,741	$49,087	$54,755	$61,027
Gross profit	16,251	17,942	21,960	25,216
Income (loss) from continuing operations attributable to MEAS	(1,365)	166	3,382	4,302
Income (loss) from discontinued operations net of taxes	-	(125)	(16)	-
Net income (loss) atttributable to MEAS	(1,477)	(57)	3,248	4,202
Earnings (loss) per share - continuing operations
EPS basic	(0.10)	-	0.22	0.29
EPS diluted	(0.10)	-	0.22	0.28
Loss per share - discontinued operations
EPS basic	-	(0.01)	-	-
EPS diluted	-	(0.01)	-	-
Year Ended March 31, 2009
Net sales	$58,998	$58,888	$43,299	$42,758
Gross profit	25,241	25,037	18,920	16,412
Income (loss) from continuing operations attributable to MEAS	3,932	3,811	982	(3,058)
Net income (loss) atttributable to MEAS	3,855	3,718	876	(3,170)
Earnings (loss) per share - continuing operations
EPS basic	0.27	0.26	0.06	(0.22)
EPS diluted	0.27	0.26	0.06	(0.22)
Year Ended March 31, 2008
Net sales	$53,151	$56,462	$55,991	$62,779
Gross profit	22,884	23,361	23,469	25,647
Income from continuing operations attributable to MEAS	3,797	3,427	4,944	4,638
Net income atttributable to MEAS	3,745	3,369	4,904	4,424
Earnings per share - continuing operations
EPS basic	0.26	0.24	0.33	0.31
EPS diluted	0.26	0.23	0.33	0.31
Loss per share - discontinued operations
EPS basic	-	-	-	(0.01)
EPS diluted	-	-	-	(0.01)

Earnings per share are computed independently for each of the quarters presented, on the basis described in Note 13. The sum of the quarters may not be equal to the full year earnings per share amounts. Fiscal 2010 includes a number of tax items recorded during the quarter ended September 30, 2009:  $1,100 in additional income tax expense associated with the election to distribute certain undistributed earnings from the Company’s Irish subsidiary; $651 income tax credit reducing income tax expense associated with the approval from the Swiss tax authorities reducing the Company’s tax rate in Switzerland; and $266 income tax benefit associated with an R&D tax deduction. Additionally, during the quarter ended March 31, 2010, the Company recorded a $466 income tax benefit associated with the approval of High New Tech Enterprise from the Chinese tax authorities reducing the Company’s tax rate in China. The Company recorded a tax provision for a valuation allowance of approximately $2,881 during the quarter ended March 31, 2009 for certain deferred tax assets associated with net operating loss carryforwards primarily at our German subsidiary. During the quarter ended December 31, 2008, the Company reversed the accruals for bonus compensation plan and 401(k) match totaling $676, and the Company recorded an adjustment to income for $500 to increase inventory balances related to the Intersema acquisition. During the quarter ended March 31, 2008, the Company reclassified interest income previously classified as discontinued operations to continuing operations and the Company reversed a foreign income tax payable totaling $597, as discussed in Note 12. During the quarter ended December 31, 2007, the Company recorded a net non-cash tax credit adjustment of $175 related to the revaluation of the net deferred tax assets for its MEAS China subsidiary due to a tax law change, and $349 in addition income tax expense for the accrual of a 5% withholding tax. During the quarter ended September 30, 2007, the Company recorded a $997 discrete non-cash income tax expense adjustment for the revaluation of the net deferred tax assets in Germany resulting from a recent decrease in the German tax rates. The Company assessed the impact of these adjustments relative to the first three quarters and prior year, and determined there was no material impact on the periods reported.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 31, 2010, 2009, and 2008

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts Describe		Deductions- Describe		Balance at End of Period
Year ended March 31, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$898	$(250)	$-		$(184	) (a)	$464
Inventory allowance	3,489	1,140	-		(866	) (c)	3,763
Valuation allowance for deferred taxes	3,048	26	-		-		3,074
Warranty Reserve	256	116	-		(164	) (d)	208
Year ended March 31, 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$696	$714	$(43	) (e)	$(469	) (a)	$898
Inventory allowance	3,410	555	(11	) (e)	(465	) (c)	3,489
Valuation allowance for deferred taxes	167	2,881	-		-		3,048
Warranty Reserve	400	(59)	(8	) (e)	(77	) (d)	256
Year ended March 31, 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$516	$220	$44	(e)	$(84	) (a)	$696
Inventory allowance	3,158	696	32	(e)	(476	) (c)	3,410
Valuation allowance for deferred taxes	141	22	-		4		167
Warranty Reserve	401	409	10	(e)	(420	) (d)	400

Notes:
(a) Bad debts written off, net of recoveries
(b) Actual returns received
(c) Inventory sold or destroyed, production credit and foreign exchange
(d) Costs of product repaired or replaced and foreign exchange
(e) Recorded as part of purchase accounting

S-1