Form 10-Q
period 2010-06-30
Measurement Specialties Inc
filed 2010-08-04
CIK 778734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:  At July 26, 2010, the number of shares outstanding of the Registrant’s common stock was 14,561,408.

MEASUREMENT SPECIALTIES, INC.
FORM 10-Q
TABLE OF CONTENTS
JUNE 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,
(Amounts in thousands, except per share amounts)	2010	(As Adjusted) 2009
Net sales	$61,170	$43,722
Cost of goods sold	34,966	28,072
Gross profit	26,204	15,650
Selling, general, and administrative expenses	18,633	17,109
Operating income (loss)	7,571	(1,459)
Interest expense, net	758	1,168
Foreign currency exchange gain	(81)	(536)
Equity income in unconsolidated joint venture	(108)	(112)
Other expense	27	20
Income (loss) before income taxes	6,975	(1,999)
Income tax expense (benefit)	1,386	(522)
Net income (loss)	$5,589	$(1,477)

Earnings (loss) per common share:
Net income (loss) - Basic	$0.38	$(0.10)
Net income (loss) - Diluted	$0.37	$(0.10)

Weighted average shares outstanding - Basic	14,549	14,486
Weighted average shares outstanding - Diluted	15,097	14,486

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands)	June 30, 2010	(As Adjusted) March 31, 2010

ASSETS

Current assets:
Cash and cash equivalents	$24,426	$23,165
Accounts receivable trade, net of allowance for doubtful accounts of $522 and $464, respectively	31,390	29,689
Inventories, net	43,512	40,774
Deferred income taxes, net	1,657	1,602
Prepaid expenses and other current assets	3,863	3,148
Other receivables	756	659
Income taxes receivable	1,663	1,287
Total current assets	107,267	100,324

Property, plant and equipment, net	42,626	44,437
Goodwill	99,374	99,235
Acquired intangible assets, net	21,618	23,613
Deferred income taxes, net	7,383	6,607
Investment in unconsolidated joint venture	2,116	2,117
Other assets	1,689	939
Total assets	$282,073	$277,272

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	June 30, 2010	(As Adjusted) March 31, 2010

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$5,000	$5,000
Current portion of long-term debt	220	2,295
Current portion of capital lease obligations	129	193
Current portion of promissory notes payable	2,304	2,349
Accounts payable	18,572	17,884
Accrued expenses	4,544	4,719
Accrued compensation	7,630	7,882
Deferred income taxes, net	239	182
Other current liabilities	2,739	3,064
Total current liabilities	41,377	43,568

Revolver	42,746	53,547
Long-term debt, net of current portion	20,749	6,488
Capital lease obligations, net of current portion	43	63
Promissory notes payable, net of current portion	2,304	2,349
Deferred income taxes, net	4,175	2,969
Other liabilities	1,264	1,292
Total liabilities	112,658	110,276

Equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	-	-
Common stock, no par; 25,000,000 shares authorized; 14,556,251
and 14,534,431 shares issued and outstanding, respectively	-	-
Additional paid-in capital	86,164	85,338
Retained earnings	78,723	73,134
Accumulated other comprehensive income	4,528	8,524
Total equity	169,415	166,996
Total liabilities and shareholders' equity	$282,073	$277,272

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE QUARTERS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

				Accumulated		Compre-
	Shares of	Additional		Other		hensive
	Common	Paid-in	Retained	Comprehensive		Income
(Dollars in thousands)	Stock	Capital	Earnings	Income	Total	(Loss)
Balance, March 31, 2009	14,483,622	$81,948	$67,218	$8,110	$157,276
Comprehensive income:
Net loss		-	(1,477)	-	(1,477)	$(1,477)
Currency translation adjustment		-	-	3,052	3,052	3,052
Comprehensive income						$1,575
Non-cash equity based compensation		600	-	-	600
Amounts from exercise of stock options	2,315	2	-	-	2
Balance, June 30, 2009	14,485,937	$82,550	$65,741	$11,162	$159,453

Balance, March 31, 2010	14,534,431	$85,338	$73,134	$8,524	$166,996
Comprehensive income:
Net income		-	5,589	-	5,589	$5,589
Currency translation adjustment		-	-	(3,996)	(3,996)	(3,996)
Comprehensive income						$1,593
Non-cash equity based compensation		691	-	-	691
Amounts from exercise of stock options	21,820	135	-	-	135
Balance, June 30, 2010	14,556,251	$86,164	$78,723	$4,528	$169,415

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended June 30,
(Amounts in thousands)	2010	(As Adjusted) 2009
Cash flows from operating activities:
Net income (loss)	$5,589	$(1,477)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,770	3,730
Loss (gain) on sale of assets	(5)	39
Non-cash equity based compensation	691	600
Deferred income taxes	516	80
Equity income in unconsolidated joint venture	(108)	(112)
Unconsolidated joint venture distributions	114	-
Net change in operating assets and liabilities:
Accounts receivable, trade	(3,118)	3,098
Inventories	(3,866)	3,166
Prepaid expenses, other current assets and other receivables	(1,313)	442
Other assets	114	381
Accounts payable	1,471	(4,010)
Accrued expenses, accrued compensation, other current and other liabilities	62	2,194
Income taxes payable and income taxes receivable	(495)	(1,078)
Net cash provided by operating activities	3,422	7,053
Cash flows from investing activities:
Purchases of property and equipment	(1,414)	(931)
Proceeds from sale of assets	39	55
Acquisition of business, net of cash acquired	-	(100)
Net cash used in investing activities	(1,375)	(976)
Cash flows from financing activities:
Borrowings from revolver	42,746	-
Borrowings from long-term debt	20,000	-
Repayments of short-term debt, revolver, and capital leases	(53,609)	(5,187)
Repayments of long-term debt	(8,123)	(628)
Payment of deferred financing costs	(1,409)	(832)
Proceeds from exercise of options and employee stock purchase plan	135	2
Net cash used in financing activities	(260)	(6,645)

Net change in cash and cash equivalents	1,787	(568)
Effect of exchange rate changes on cash	(526)	353
Cash, beginning of year	23,165	22,277
Cash, end of period	$24,426	$22,062

Supplemental Cash Flow Information:
Cash paid or received during the period for:
Interest paid	$(1,170)	$(502)
Income taxes paid	(1,030)	(1,471)
Income taxes refunded	-	1,387

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

Interim financial statements:  The information presented as of June 30, 2010 and for the three months ended June 30, 2010 and 2009 is unaudited, and reflects all adjustments (consisting only of normal recurring adjustments) which Measurement Specialties, Inc. (the “Company,” “MEAS,” or “we”) considers necessary for the fair presentation of the Company’s financial position as of June 30, 2010, the results of its operations for the three months ended June 30, 2010 and 2009, and cash flows for the three months ended June 30, 2010 and 2009. The Company’s March 31, 2010 condensed consolidated balance sheet information was derived from the audited consolidated financial statements for the year ended March 31, 2010, which are included as part of the Company’s Annual Report on Form 10-K.

The condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2010, which are included as part of the Company’s Annual Report on Form 10-K.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation:  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (the “Subsidiaries”).  All significant intercompany balances and transactions have been eliminated in consolidation.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting principles for variable interest entity (“VIE”) which, among other things, established a qualitative approach for the determination of the primary beneficiary of a VIE.  An enterprise is required to consolidate a VIE if it has both the power to direct activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb the losses of the VIE or the right to receive the benefits of the VIE.  These principles improve financial reporting by enterprises involved with VIEs and address constituent concerns about the application of certain key provisions, including those in which the accounting and disclosures an enterprise’s involvement in a variable interest entity, as well as address significant diversity in practice in the approaches and methodology used to calculate a VIE’s variability.  These new accounting principles related to VIEs were effective for the Company April 1, 2010.  Earlier application was prohibited.

Effective April 1, 2010, the Company no longer consolidated its 50 percent ownership interest in Nikkiso-THERM (“NT”), a joint venture in Japan and the Company’s one VIE, because the Company is not considered the primary beneficiary since it does not have both the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the losses of the VIE or the right to receive the benefits of the VIE.  The Company does not have the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, but rather power is shared because each of the joint venture partners is required to consent to the decisions relating to the activities that most significantly impact the VIE’s performance.  The unconsolidated VIE is accounted for under equity method of accounting.  Under the equity method of accounting, the Company recognizes its proportionate share of the profits and losses of the unconsolidated VIE.

The following provides the adjustments made to the prior year financial statements and related information with regard to the change in accounting for NT to conform with current year presentation:

	Previously Reported		As Adjusted
	Three Months Ended		Three Months Ended
	June 30, 2009	Adjustment	June 30, 2009

Condensed Consolidated Statement of Operations:
Net Sales	$44,741	$(1,019)	$43,722
Cost of goods sold	28,490	(418)	28,072
Selling, general and administrative expenses	17,332	(223)	17,109
Equity income in unconsolidated joint venture	-	(112)	(112)
Other expense	19	1	20
Net income	1,477	-	1,477

Condensed Consolidated Statement of Cash Flows:
Loss on sale of assets	36	3	39
Equity income in unconsolidated joint venture	-	(112)	(112)
Accounts receivable, trade	3,162	(64)	3,098
Other assets	195	186	381
Accounts payable	(4,195)	185	(4,010)
Accrued expenses and other liabilities	2,298	(104)	2,194
Income tax payable and income tax receivable	(908)	(170)	(1,078)
Net cash provided by operating activities	7,241	(188)	7,053

Purchases of property and equipment	(943)	12	(931)

	Previously Reported		As Adjusted
	March 31, 2010	Adjustment	March 31, 2010
Assets:
Cash	$24,293	$(1,128)	$23,165
Accounts receivable	31,224	(1,535)	29,689
Inventory	41,483	(709)	40,774
Prepaid expenses and other current assets	3,149	(1)	3,148
Due from joint venture partner	918	(918)	-
Property and equipment	44,795	(358)	44,437
Income tax receivable	997	290	1,287
Other assets	1,184	(245)	939
Deferred income taxes	1,720	(118)	1,602
Other receivables	757	(98)	659
Total assets	279,975	(2,703)	277,272
Liabilities:
Accounts payable	18,144	(260)	17,884
Accrued compensation	8,075	(193)	7,882
Other current liabilities	3,197	(133)	3,064
Total liabilities	110,862	(586)	110,276

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

Reclassifications:  The presentation of certain prior year information for non-controlling interest in the condensed consolidated statements of operations, condensed consolidated balance sheets, condensed consolidated statements of shareholders’ equity and condensed consolidated statements of cash flows have been reclassified to investment or equity income in unconsolidated joint venture to conform with current year presentation, in accordance with the new accounting standards for consolidation of VIEs.

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

3. STOCK BASED COMPENSATION AND PER SHARE INFORMATION

Non-cash equity-based compensation expense for the three months ended June 30, 2010 and 2009 was $691 and $600, respectively.  During the three months ended June 30, 2010, the Company granted a total of 44,076 options from the 2008 Equity Incentive Plan (the “2008 Plan”). The estimated fair value of stock options granted during the three months ended June 30, 2010 approximated $499, net of expected forfeitures and is being recognized over their respective vesting periods. During the three months ended June 30, 2010, the Company recognized $33 of expense related to these options.

The Company has four equity-based compensation plans for which options are currently outstanding.  These plans are administered by the compensation committee of the Board of Directors, which approves grants to individuals eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. The Chief Executive Officer can also grant individual awards up to certain limits as approved by the compensation committee. Awards are generally granted based on the individual’s performance. Terms for stock option awards include pricing based on the closing price of the Company’s common stock on the award date, and generally vest over three to five year requisite service periods using a graded vesting schedule or subject to performance targets established by the compensation committee. Shares issued under stock option plans are newly issued common stock. The 2008 Plan permits the granting of incentive stock options, non-qualified stock options, and restricted stock units.  Subject to certain adjustments, the maximum number of shares of common stock that may be issued under the 2008 Plan in connection with awards is 1,400,000 shares.  With the adoption of the 2008 Plan, no further options may be granted under the Company’s other option plans.  Readers should refer to Note 14 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 for additional information related to the four equity based compensation plans under which options are currently outstanding.

The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of equity-based awards with the following assumptions for the indicated period.

	Three months ended June 30,
	2010	2009
Dividend yield	-	-
Expected volatility	65.0%	59.5%
Risk free interest rate	2.1%	1.4%
Expected term after vesting (in years)	2.2	2.0
Weighted-average grant-date fair value	$8.24	$1.74

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

During the three months ended June 30, 2010, 21,820 stock options were exercised yielding $135 in cash proceeds and no tax benefit recognized as additional paid-in capital.  At June 30, 2010, there was $1,994 of unrecognized compensation cost adjusted for estimated forfeitures related to share-based payments, which is expected to be recognized over a weighted-average period of approximately 1.24 years.

Per share information:  Basic and diluted per share calculations are based on net income (loss).  Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, less the shares that may be repurchased with the funds received from their exercise.  Outstanding awards relating to approximately 1,766,012 weighted shares were excluded from the calculation for the three months ended June 30, 2010, as the impact of including such awards in the calculation of diluted earnings per share would have had an anti-dilutive effect.  Since the Company was in a loss position for the three months ended June 30, 2009, all shares that may have been issued upon the exercise or conversion of stock options were excluded from the calculation of diluted shares since the impact would have an anti-dilutive effect.

The computation of the basic and diluted net income per common share is as follows:

	Net income (Numerator)	Weighted Average Shares in thousands (Denominator)	Per-Share Amount
Three months ended June 30, 2010:
Basic per share information	$5,589	14,549	$0.38
Effect of dilutive securities	-	548	(0.01)
Diluted per-share information	$5,589	15,097	$0.37

Three months ended June 30, 2009:
Basic per share information	$(1,477)	14,486	$(0.10)
Effect of dilutive securities	-	-	-
Diluted per-share information	$(1,477)	14,486	$(0.10)

4. INVENTORIES

Inventories and inventory reserves for slow-moving, obsolete and lower of cost or market exposures at June 30, 2010 and March 31, 2010 are summarized as follows:

	June 30, 2010	(As Adjusted) March 31, 2010
Raw Materials	$26,337	$23,313
Work-in-Process	6,517	6,207
Finished Goods	14,547	15,017
	47,401	44,537
Inventory Reserves	(3,889)	(3,763)
	$43,512	$40,774

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments.  Property, plant and equipment are summarized as follows:

	June 30, 2010	(As Adjusted) March 31, 2010	Useful Life
Production equipment and tooling	$47,597	$48,526	3-10 years
Building and leasehold improvements	23,481	24,101	39 to 45 years or lesser of useful life or remaining term of lease
Furniture and equipment	13,453	13,620	3-10 years
Construction-in-progress	991	864
Total	85,522	87,111
Less: accumulated depreciation and amortization	(42,896)	(42,674)
	$42,626	$44,437

Total depreciation was $1,979 and $2,008 for the quarters ended June 30, 2010 and 2009, respectively.  Property and equipment included $172 and $256 in capital leases at June 30, 2010 and March 31, 2010, respectively.

6. ACQUISITIONS, GOODWILL IMPAIRMENT TESTING, AND ACQUIRED INTANGIBLES

Acquisitions:  As part of its growth strategy, the Company made fourteen acquisitions since June 2004 with total purchase price exceeding $167,000.  All of these acquisitions have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s consolidated financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors, including the future earnings and cash flow potential of these businesses, and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the process by which the Company acquired the business, and the complementary strategic fit and resulting synergies these businesses bring to existing operations.

Goodwill balances presented in the consolidated balance sheets of foreign acquisitions are translated at the exchange rate in effect at each balance sheet date; however, opening balance sheets used to calculate goodwill and acquired intangible assets are based on purchase date exchange rates, except for earn-out payments, which are recorded at the exchange rates in effect on the date the earn-out is accrued.  The following table shows the roll-forward of goodwill reflected in the financial statements for the three months ended June 30, 2010:

Goodwill	$102,588
Accumulated impairment losses	(3,353)
Balance March 31, 2010	99,235
Effect of foreign currency translation	139
Goodwill impairment	-
Balance June 30, 2010	$99,374

The following briefly describes the Company’s acquisitions for which final purchase price allocations remain subject to earn-out contingencies, as well as the Intersema acquisition and related notes payable information.

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

Intersema:  Effective December 28, 2007, the Company completed the acquisition of all of the capital stock of Intersema Microsystems S.A. (“Intersema”), a sensor company headquartered in Bevaix, Switzerland, for $40,160 ($31,249 in cash at closing, $8,708 in unsecured Promissory Notes (“Intersema Notes”), and $203 in acquisition costs). The Intersema Notes bear interest of 4.5% per annum and are payable in four equal annual installments on January 15 of each year. The selling shareholders had the potential to receive up to an additional 20,000 Swiss francs or approximately $18,946 (based on December 31, 2008 exchange rates) tied to calendar 2009 earnings growth objectives.  The established conditions of the contingencies were not met, and no amounts were recorded as an additional element of the cost of the acquisition. Intersema is a designer and manufacturer of pressure sensors and modules with low pressure, harsh media and ultra-small package configurations for use in barometric and sub-sea depth measurement markets. The transaction was principally financed with borrowings under the Company’s previous credit facility with General Electric Capital Corporation (the “Previous Credit Facility”).   The Company’s final purchase price allocation related to the Intersema acquisition is as follows:

Assets:
Cash	$10,542
Accounts receivable	1,162
Inventory	3,770
Other assets	619
Property and equipment	1,811
Acquired intangible assets	13,773
Goodwill	13,851
45,528

Liabilities:
Accounts payable	832
Accrued expenses	1,119
Deferred income taxes	3,417
5,368
Total Purchase Price	$40,160

Atexis:  On January 30, 2009, the Company consummated the acquisition of all of the capital stock of RIT SARL (“Atexis”), a sensor company headquartered in Fontenay, France, for €4,096.  The total purchase price in U.S. dollars based on the January 30, 2009 exchange rate was approximately $5,359 ($5,152 in cash at close and $207 in acquisition costs). The selling shareholders have the potential to receive up to an additional €2,000 tied to sales growth objectives through calendar 2010, and if the contingencies are resolved and established conditions are met, these amounts will be recorded as an additional element of the cost of the acquisition.  The resolution of these contingencies is not determinable at this time, and accordingly, the Company’s purchase price allocation for Atexis is subject to earn-out payments.  Atexis designs and manufactures temperature sensors and probes utilizing NTC, Platinum (Pt) and thermo-couples technologies through wholly-owned subsidiaries in France and China.  The transaction was partially financed with borrowings under the Company’s previous credit facility.   The Company’s final purchase price allocation, except for earn-out contingencies, related to the Atexis acquisition is as follows:

Assets:
Cash	$110
Accounts receivable	2,268
Inventory	2,613
Other assets	270
Property and equipment	1,532
Acquired intangible assets	1,610
Goodwill	1,524
9,927

Liabilities:
Accounts payable	1,384
Accrued expenses and other liabilities	2,292
Deferred income taxes	892
4,568
Total Purchase Price	$5,359

Acquired intangible assets:  In connection with all acquisitions, the Company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade-names, order backlogs and covenants-not-to-compete. The gross amounts and accumulated amortization, along with the range of amortizable lives, are as follows:

		June 30, 2010			March 31, 2010
	Weighted- Average Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	9	$27,429	$(12,581)	$14,848	$28,497	$(12,250)	$16,247
Patents	16	3,747	(1,240)	2,507	4,038	(1,259)	2,779
Tradenames	3	1,951	(1,951)	-	2,055	(2,019)	36
Backlog	1	2,673	(2,673)	-	2,792	(2,792)	-
Covenants-not-to-compete	3	1,001	(980)	21	1,011	(977)	34
Proprietary technology	13	5,803	(1,561)	4,242	6,008	(1,491)	4,517
		$42,604	$(20,986)	$21,618	$44,401	$(20,788)	$23,613

Amortization expense for the quarters ended June 30, 2010 and 2009 was $1,791 and $1,722, respectively.  Estimated annual amortization expense is as follows:

Amortization
Year	Expense
2011	$4,193
2012	3,608
2013	2,932
2014	2,256
2015	2,205
Thereafter	6,424
$21,618

7. FINANCIAL INSTRUMENTS:

Fair value of financial instruments:  Effective April 1, 2009, the Company adopted a new accounting standard related to fair values, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset and liability.  As a basis for considering such assumptions, the principles establish a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy are as follows:

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

For cash and cash equivalents, accounts receivable, notes receivable and other receivables, prepaid and other assets (current), accounts payable, and accrued expenses and other liabilities (non-derivatives), the carrying amounts approximate fair value because of the short maturity of these instruments.  Non-current other assets consist of various miscellaneous items such as deposits and deferred costs and non-current other liabilities consist mostly of deferred rent and pension liability.  Pension liability is recorded at fair value based on an actuarial report, which is considered a Level 3 measurement.  Deferred financing costs, deposits and deferred rent are by their nature recorded at their historical cost.  Investment in unconsolidated joint venture is not recorded at fair value, but accounted for under the equity method.

For promissory notes payable, deferred acquisition payments and capital lease obligation, the fair value is determined as the present value of expected future cash flows discounted at the current interest rate, which approximates rates currently offered by lending institutions for loans of similar terms to companies with comparable credit risk.  These are considered Level 2 inputs.

For long-term debt and the revolver, the fair value of the Company’s long-term debt is estimated by discounting future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders.  These are considered Level 2 inputs.  The fair value of the revolver approximates carrying value due to the variable interest nature of the debt.

Derivative instruments and risk management:  The Company is exposed to market risks from changes in interest rates, commodities, credit and foreign currency exchange rates, which could impact its results of operations and financial condition. The Company attempts to address its exposure to these risks through its normal operating and financing activities. In addition, the Company’s relatively broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating results as a whole.

Interest Rate Risk:  Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility is variable and accrues at a rate based on either a LIBOR rate plus a LIBOR margin or at an Indexed (prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at our election. With our revolving credit facility, our results will be adversely affected by an increase in interest rates.  Interest on the principal amounts of our borrowings under our term loans accrue at fixed rates.  If interest rates decline, the Company would not be able to benefit from the lower rates on our long-term debt.  We do not currently hedge these interest rate exposures.

Commodity Risk:  The Company uses a wide range of commodities in its products, including steel, non-ferrous metals and petroleum based products, as well as other commodities required for the manufacture of its sensor products.  Changes in the pricing of commodities directly affect its results of operations and financial condition.  The Company attempts to address increases in commodity costs through cost control measures or pass these added costs to its customers, and the Company does not currently hedge such commodity exposures.

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

Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing and operating sites throughout the world and a large portion of its sales are generated in foreign currencies. A substantial portion of our revenues is priced in U.S. dollars, and most of our costs and expenses are priced in U.S. dollars, with the remaining priced in Chinese RMB, Euros, and Swiss francs. Sales by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the U.S. dollar compared with that of our foreign customers’ currencies. Refer to Note 10, Segment Information, for details concerning  net sales invoiced from our facilities within the U.S. and outside of the U.S., as well as long-lived assets.  Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s consolidated financial statements.

The value of the RMB relative to the U.S. dollar appreciated by approximately 0.4% during the first quarter of fiscal 2011, but was stable during fiscal 2010. The Chinese government no longer pegs the RMB to the U.S. dollar, but established a currency policy letting the RMB trade in a narrow band against a basket of currencies. The Company has more expenses in RMB than sales (i.e., short RMB position), and as such, if the U.S. dollar weakens relative to the RMB, our operating profits will decrease. We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

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

The Company has a number of foreign currency exchange contracts in Asia and Europe in an attempt to hedge the Company’s exposure to the RMB and Euro. The RMB/U.S. dollar and Euro/U.S. dollar currency contracts have notional amounts totaling $7,500 and $971, respectively, with exercise dates through March 31, 2011 at average exchange rates of $0.148 (RMB to U.S. dollar conversion rate) and $1.32 (Euro to U.S. dollar conversion rate).  With the RMB/U.S. dollar contracts, for every 1% depreciation of the RMB, the Company would be exposed to approximately $75 in additional foreign currency exchange losses.  With the Euro/U.S. dollar contracts, for every 1% depreciation of the Euro, the Company would be exposed to approximately $10 in additional foreign currency exchange losses. Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in results of operations, not in other comprehensive income.

To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

Fair values of derivative instruments not designated as hedging instruments:

	June 30,	March 31,
	2010	2010	Balance sheet location
Financial position:
Foreign currency exchange contracts - Euro/US dollar	$(159)	$(40)	Other liabilities
Foreign currency exchange contracts - RMB	$4	$-	Other assets

The effect of derivative instruments not designated as hedging instruments on the statements of operations and cash flows for the three months ended June 30, 2010 and 2009 is as follows:

	Three months ended June 30,
	2010	2009	Location of gain or loss
Results of operations:
Foreign currency exchange contracts - Euro	$177	$(145)	Foreign currency exchange (gain) loss
Foreign currency exchange contracts - RMB	(18)	11	Foreign currency exchange (gain) loss
Foreign currency exchange contracts - Japanese yen	-	(73)	Foreign currency exchange (gain) loss
Total	$159	$(207)

	Three months ended June 30,
	2010	2009	Location of gain or loss
Cash flows from operating activities: Source (Use)
Foreign currency exchange contracts - Euro	$(48)	$138	Accrued expenses, accrued compensation, other current and other liabilities
Foreign currency exchange contracts - RMB	13	(56)	Prepaid expenses, other current assets and other receivables
Total	$(35)	$82

8. LONG-TERM DEBT:

Long-term debt and revolver:  The Company entered into a Credit Agreement (the "Senior Secured Credit Facility") dated June 1, 2010 among JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the "Senior Secured Facility Agents"), Bank America, N.A., as syndication agent, and certain other parties thereto (the "Credit Agreement") to refinance the Amended and Restated Credit Agreement effective as of April 1, 2006 among the Company, General Electric Capital Corporation (“GE”), as agent and a lender, and certain other parties thereto and to provide for the working capital needs of the Company including to effect permitted acquisitions.  During the three months ended June 30, 2010, the Company wrote-off the remaining $585 in deferred financing costs associated with the previous credit facility with GE as amortization expense in selling, general and administrative expenses.

The Senior Secured Facility consists of a $110,000 revolving credit facility (the "Revolving Credit Facility") with a $50,000 accordion feature enabling expansion of the Revolving Credit Facility to $160,000.  The Revolving Credit Facility has a variable interest rate based on either the London Inter-bank Offered Rate ("LIBOR") or the ABR Rate (prime based rate) with applicable margins ranging from 2.00% to 3.25% for LIBOR based loans or 1.00% to 2.25% for ABR Rate loans.  The applicable margins may be adjusted quarterly based on a change in the leverage ratio of the Company.  The Senior Secured Credit Facility also includes the ability to borrow in currencies other than U.S. dollars, such as the Euro and Swiss Franc, up to $66,000.   Commitment fees on the unused balance of the Revolving Credit Facility range from 0.375% to 0.500% per annum of the average amount of unused balances.  The Revolving Credit Facility will expire on June 1, 2014 and all balances outstanding under the Revolving Credit Facility will be due on such date.  The Company has provided a security interest in substantially all of the Company's U.S. based assets as collateral for the Senior Secured Credit Facility and private placement of credit facilities entered into by the Company from time to time not to exceed $50,000, including the Prudential Shelf Facility (as defined below).  The Senior Secured Credit Facility includes an inter-creditor arrangement with Prudential and is on a pari pasu (equal force) basis with the Prudential Shelf Facility.

The Senior Secured Facility includes specific financial covenants for maximum leverage ratio and minimum fixed charge coverage ratio, as well as customary representations, warranties, covenants and events of default for a transaction of this type.  Consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for debt covenant purposes is the Company's consolidated net income determined in accordance with GAAP minus the sum of income tax credits, interest income, gain from extraordinary items for such period, any non-cash gains, and gains due to fluctuations in currency exchange rates, plus the sum of  any provision for income taxes, interest expense, loss from extraordinary items, any aggregate net loss during such period arising from the disposition of capital assets, the amount of non-cash charges for such period, amortized debt discount for such period, losses due to fluctuations in currency exchange rates and the amount of any deduction to consolidated net income as the result of any grant to any members of the management of the Company of any equity interests.  The Company's leverage ratio consists of total debt less unrestricted cash maintained in U.S. bank accounts which are subject to control agreements in favor of JPMorgan Chase Bank, N.A., as Collateral Agent, to Consolidated EBITDA.  Adjusted fixed charge coverage ratio is Covenant EBITDA less capital expenditures divided by fixed charges.  Fixed charges are the last twelve months of scheduled principal payments, taxes paid in cash and consolidated interest expense.  All of the aforementioned financial covenants are subject to various adjustments, many of which are detailed in the Credit Agreement.

As of June 30, 2010, the Company utilized the LIBOR based rate for $40,746 of the Revolving Credit Facility. The weighted average interest rate applicable to borrowings under the Revolving Credit Facility was approximately 3.1% at June 30, 2010. As of June 30, 2010, the outstanding borrowings on the Revolving Credit Facility, which is classified as non-current, were $42,746, and the Company had an additional $67,254 available under the Revolving Credit Facility. The Company’s borrowing capacity was limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity was subject to change.  At June 30, 2010, the Company could have borrowed an additional $51,500.

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

The Company was in compliance with applicable financial covenants at June 30, 2010.

China credit facility:  On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co. Ltd (“CMB”).   The China Credit Facility permits MEAS China to borrow up to RMB 68 million (approximately $10,000).   Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal.  MEAS China has pledged its Shenzhen facility to CMB as collateral.  The interest rate will be based on the London Inter-bank Offered Rate (“LIBOR”) plus a LIBOR spread, depending on the term of the loan when drawn.  The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China.  At June 30, 2010, there was $5,000 borrowed against the China Credit Facility at an interest rate of 5.05% and is classified as short-term debt since it is payable on January 29, 2011.  At June 30, 2010, MEAS China could borrow an additional $5,000 under the China Credit Facility.

Promissory notes: In connection with the acquisition of Intersema, the Company issued 10,000 Swiss franc unsecured promissory notes (“Intersema Notes”).  At June 30, 2010, the Intersema Notes totaled $4,608, of which $2,304 was classified as current. The Intersema Notes are payable in four equal annual installments on January 15, and bear an interest rate of 4.5% per year.

Long-term debt and promissory notes:  Below is a summary of the long-term debt and promissory notes outstanding at June 30, 2010 and March 31, 2010:

	June 30,	March 31,
	2010	2010
Four-year term notes at 5.70% due in full on June 1, 2015	$10,000	$-

Five-year term notes at 6.15% due in full on June 1, 2017	10,000	-

Five year term-loan at prime or LIBOR plus 4.50% or 3.00%	-	8,000

Governmental loans from French agencies at no interest and payable based on R&D expenditures	763	476

Term credit facility with six French banks at an interest rate of 4% payable through 2010	206	307
	20,969	8,783
Less current portion of long-term debt	220	2,295
	$20,749	$6,488
4.5% promissory note payable in four equal annual installments through January 15, 2012	$4,608	$4,698
Less current portion of promissory notes payable	2,304	2,349
	$2,304	$2,349

The annual principal payments of long-term debt, promissory notes and revolver as of June 30, 2010 are as follows:

Year ended June 30,	Term	Other	Subtotal	Notes	Revolver / Short-term debt	Total
2011	$-	$220	$220	$2,304	$5,000	$7,524
2012	-	129	129	2,304	-	2,433
2013	-	125	125	-	-	125
2014	-	165	165	-	42,746	42,911
2015	10,000	330	10,330	-	-	10,330
Thereafter	10,000	-	10,000	-	-	10,000
Total	$20,000	$969	$20,969	$4,608	$47,746	$73,323

9. COMMITMENTS AND CONTINGENCIES:

Litigation and pending legal matters - There are currently no material pending legal proceedings. From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, or operating results.

Contingency:  Exports of technology necessary to develop and manufacture certain of the Company’s products are subject to U.S. export control laws and similar laws of other jurisdictions, and the Company may be subject to adverse regulatory consequences, including government oversight of facilities and export transactions, monetary penalties and other sanctions for violations of these laws. All exports of technology necessary to develop and manufacture the Company’s products are subject to U.S. export control laws. In certain instances, these regulations may prohibit the Company from developing or manufacturing certain of its products for specific end applications outside the United States. In late May 2009, the Company became aware that certain of its piezo products when designed or modified for use with or incorporation into a defense article are subject the International Traffic in Arms Regulations ("ITAR") administered by the United States Department of State. Certain technical data relating to the design of the products may have been exported to China without authorization from the U.S. Department of State.  As required by the ITAR, the Company conducted a thorough investigation into the matter.   Based on the investigation, the Company filed in December 2009 a final voluntary disclosure with the U.S. Department of State relating to that matter, as well as to exports and re-exports of other ITAR-controlled technical data and/or products to Canada, India, Ireland, France, Germany, Italy, Israel, Japan, the Netherlands, South Korea, Spain and the United Kingdom, which disclosure has since been supplemented.  In the course of the investigation, the Company also became aware that certain of its products may have been exported from France without authorization from the relevant French authorities.  The Company investigated this matter thoroughly.   In December 2009, it also voluntarily submitted to French customs authorities a list of products that may have required prior export authorization, which has since been supplemented to exclude certain products.  In addition, the Company has taken steps to mitigate the impact of potential violations, and we are in the process of strengthening our export-related controls and procedures. The U.S. Department of State and other regulatory authorities encourage voluntary disclosures and generally afford parties mitigating credit under such circumstances. The Company nevertheless could be subject to potential regulatory consequences related to these possible violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and/or criminal penalties.  It is not possible at this time to predict the precise timing or probable outcome of any potential regulatory consequences related to these possible violations.  The Company has incurred during the quarter ended June 30, 2010 and cumulatively, approximately $10 and $544, respectively, in legal fees associated with the ITAR matters.

Acquisition earn-outs and contingent payments:  In connection with the Visyx acquisition, the Company has a contingent payment obligation of approximately $2,000 based on the commercialization of certain sensors, and a sales performance based earn-out totaling $9,000. In connection with the Atexis acquisition, the selling shareholders have the potential to receive up to an additional €2,000 tied to sales growth thresholds through calendar 2010.  No amounts related to the above acquisition earn-outs were accrued at June 30, 2010 since the contingencies were not determinable or achieved.

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

Geographic information for revenues based on country from which invoiced and long-lived assets based on country of location, which includes property, plant and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization follows:

	For the three months ended June 30,
	2010	(As Adjusted) 2009
Net Sales:
United States	$20,512	$17,885
France	9,922	8,208
Germany	4,139	2,631
Ireland	8,005	2,646
Switzerland	3,276	2,478
China	15,316	9,874
Total:	$61,170	$43,722

	June 30, 2010	(As Adjusted) March 31, 2010
Long Lived Assets:
United States	$6,405	$6,652
France	7,320	7,940
Germany	2,057	2,334
Ireland	2,951	3,311
Switzerland	1,749	1,735
China	22,144	22,465
Total:	$42,626	$44,437

At June 30, 2010, approximately $9,595 of the Company’s cash is maintained in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations.

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

•	Timely development, market acceptance and warranty performance of new products;

•	Changes in product mix, costs and yields;

•	Uncertainties related to doing business in Europe and China;

•	Legislative initiatives, including tax legislation and other changes in the Company’s tax position;

•	Legal proceedings;

•	Compliance with debt covenants, including events beyond our control;

•	Conditions in the credit markets, including our ability to raise additional funds or refinance our existing credit facilities;

•	Adverse developments in the automotive industry and other markets served by us; and

•	The risk factors listed from time to time in the reports we file with the SEC, including those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K.

This list is not exhaustive.  Except as required under federal securities laws and the rules and regulations promulgated by the SEC, we do not intend to update publicly any forward-looking statements after the filing of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changes in assumptions or otherwise.

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

EXECUTIVE SUMMARY

While the Company’s results in 2010 and 2009 reflected the declines resulting from one of the worst global economic recessions in decades, we believe the results also demonstrate our management team’s ability to manage the Company through challenging conditions. The Company remains focused on creating long-term shareholder value through continued development of innovative technologies and strengthening our market position by expanding customer relationships. To accomplish this goal, we continue to take measures we believe will result in higher sales performance in excess of the overall market and generation of positive earnings before interest, tax, depreciation and amortization (“EBITDA”). We have implemented aggressive actions that not only proactively addressed the economic recession, but we also positioned the Company for future growth in sales and profitability, all of which we ultimately expect to translate to enhanced shareholder value. To that end, we currently have one of the strongest product development pipelines in the history of the Company, which we expect to lay the foundation for future sales growth. Research and development will continue to play a key role in our efforts to maintain product innovations for new sales and to improve profitability. The Company continues to expand its position as a global leader: Our broad range of products and geographic diversity provide the Company with a variety of opportunities to leverage technology, products, manufacturing base and our financial performance.

Prior to the recession, the Company delivered strong growth in sales and profitability through organic growth as well as through acquisitions.  We anticipate returning to that strategy, as we have already started to see the recovery in our sales.

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

As economic conditions continue to improve, the Company expects to achieve double-digit sales growth for fiscal 2011 as compared to fiscal 2010. We believe sales for the next six to nine months will continue to trend positively, but our visibility with respect to future sales beyond nine months remains limited. We believe our fiscal 2011 sales growth will be fueled by continued improvement in those markets that have not fully recovered since the economic decline, contribution from new product introductions, and the expansion of the global sensor market which is growing in excess of gross domestic product. In future periods, we expect the sensor market will continue to perform well relative to the overall economy as a result of the increase in sensor content in various products across most end markets in the U.S., Europe and Asia.

As detailed in the graph below, the Company continues to post consecutive quarters with higher net sales and higher Adjusted EBITDA on a trailing quarter-to-quarter comparison. The continued increases in sales are encouraging, which leads us to believe we may have seen the worst of the recession; however, sales have not returned to prerecession levels for an extended period of time. We believe sales bottomed out during our fourth quarter of fiscal 2009, and the continued increases in bookings and backlog are positive trends, which if sustained, should translate to continued improvements in future sales performance. Economic conditions continue to be challenging and there is uncertainty as to the strength of the economic recovery with, among other factors, the euro-zone debt crisis, Europe’s sluggish recovery, high unemployment, tight credit markets and weaknesses in the housing and automotive markets.

Adjusted EBITDA is a non-GAAP financial measure that is not in accordance with, or an alternative to, measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company believes certain financial measures which meet the definition of non-GAAP financial measures provide important supplemental information. The Company considers Adjusted EBITDA an important financial measure because it provides a financial measure of the quality of the Company’s earnings from a cash flow perspective (prior to taking into account the effects of changes in working capital and purchases of property and equipment and debt service). Other companies may calculate Adjusted EBITDA differently than we do, which might limit its usefulness as a comparative measure. Adjusted EBITDA is used by management in addition to and in conjunction with the results presented in accordance with GAAP. Additionally, we believe quarterly Adjusted EBITDA provides the current run-rate for trending purposes rather than a trailing twelve month historical amount. Net sales in the following table have been adjusted to exclude sales from Nikkiso-THERM (“NT”), the Company’s one variable interest entity, in accordance with new accounting standards for consolidation of variable interest entities. The table below details quarterly net sales and also provides a non-GAAP reconciliation of quarterly Adjusted EBITDA to the applicable GAAP financial measures.

Quarter Ended	Net Sales (As Adjusted)	Quarterly Adjusted EBITDA (As Adjusted)*	Income (Loss) from Continuing Operations	Interest	Foreign Currency Exchange Loss (Gain)	Depreciation and Amortization	Income Taxes (As Adjusted)	Share-based Compensation	Other*
6/30/2008	$57,911	$9,916	$3,855	$706	$(63)	$3,337	$1,283	$798	$-
9/30/2008	$57,921	$10,202	$3,718	$806	$396	$3,240	$1,316	$726	$-
12/31/2008	$42,286	$5,446	$876	$675	$351	$3,011	$(194)	$727	$-
3/31/2009	$41,735	$3,364	$(3,170)	$894	$87	$3,622	$1,240	$691	$-
6/30/2009	$43,722	$2,963	$(1,477)	$1,168	$(536)	$3,730	$(522)	$600	$-
9/30/2009	$47,939	$5,540	$68	$1,018	$(437)	$3,475	$448	$810	$158
12/31/2009	$53,595	$8,709	$3,264	$905	$(64)	$3,630	$(191)	$865	$300
3/31/2010	$59,772	$9,634	$4,203	$808	$50	$3,237	$317	$943	$76
6/30/2010	$61,170	$12,123	$5,589	$758	$(81)	$3,770	$1,386	$691	$10
* - Adjusted EBITDA = Income from Continuing Operations before Interest, Foreign Currency Exchange Loss (Gain), Depreciation and Amortization, Income Taxes, Share-based Compensation and Other.  Other represents legal fees incurred related to certain International Traffic in Arms Regulations matters.

The primary factors that impact our costs of revenue include production and sales volumes, product sales mix, foreign currency exchange rates, especially with the Chinese RMB, changes in the price of raw materials and the impact of various cost control measures. We expect our gross margins during fiscal 2011 to range from approximately 40% to 43%, primarily reflecting the impact of a more stable product sales mix, improved volume of business and assuming stability in the value of the RMB relative to the U.S. dollar. Gross margins for certain quarters could be outside this expected range based upon a range of possible factors. Gross margins have trended down over the past several years, largely due to unfavorable product sales mix (both in terms of organic growth and acquired sales) and the impact of the increase in the value of the RMB relative to the U.S. dollar. Our gross margins decreased in fiscal 2010 as compared to the prior year mainly because of the decline in overall volume of organic business. As with all manufacturers, our gross margins are sensitive to the overall volume of business (i.e., economies of scale) in that certain costs are fixed and certain production costs are capitalized in inventory based on normal production volumes. Since our overall level of business declined in fiscal 2010, especially during the first half, and with the working off of inventory associated with the China facility move and alignment of inventory balances with the lower sales rates, our gross margins and overall level of profits decreased accordingly. Since around August 2008, the RMB has stabilized relative to the U.S. dollar. In the near term, the RMB is expected to be relatively stable, but there are indications that the Chinese government may allow the RMB may begin to appreciate again.

Total selling, general and administrative expense (“Total SG&A”) as a percentage of net sales was higher in fiscal 2010 and 2009 as compared to prior years before the recession, mainly reflecting the increase in Total SG&A expenses due to SG&A expenses related to acquisitions and the decrease in sales. Historically, we have been successful in leveraging our SG&A expense, growing SG&A expense more slowly than our sales growth, but the global economic recession adversely impacted our SG&A leverage. As a percent of sales, Total SG&A for 2010 was 33.9%, as compared to 35.4% and 29.5% in fiscal years 2009 and 2008, respectively. During the first quarter of fiscal 2011, Total SG&A as a percent of sales was 30.5%. Relative to last year, we are expecting in 2011 a decrease in our SG&A as a percentage of net sales mainly due to higher sales, which are expected to be partially offset by continued investment in R&D for new programs that are not yet generating sales (such as our new fluid property sensor) and reinstatement of compensation previously reduced as part of our proactive cost cutting measures to address the global economic recession.

Amortization of acquired intangible assets and deferred financing costs increased over the past two of years mainly due to the acquisitions of Intersema and Visyx (the “2008 Acquisitions”) and the acquisitions of Atexis and FGP (the “2009 Acquisitions”). Amortization is disproportionately loaded more in the initial years of the acquisition, and therefore amortization expense is higher in the quarters immediately following a transaction, and declines in later years based on how various intangible assets are valued and amortized. Amortization of acquired intangible assets is expected to decrease in fiscal 2011 as compared to fiscal 2010, assuming no new acquisitions. However, amortization of deferred financing costs is expected to increase because of the costs incurred in connection with the refinancing of the Company’s primary credit facility (See Long-term Debt section below for further details regarding the refinancing) and the write-off of approximately $585 in deferred financing costs associated with the previous credit facility.

In addition to the margin exposure as a result of the depreciation of the U.S. dollar relative to the RMB, the Company also has foreign currency exchange exposures related to balance sheet accounts. When foreign currency exchange rates fluctuate, there is a resulting revaluation of assets and liabilities denominated and accounted for in foreign currencies. Foreign currency exchange (“fx”) losses or gains due to the revaluation of local subsidiary balance sheet accounts with realized and unrealized fx transactions increased sharply in recent years, because of, among other factors, volatility of foreign currency exchange rates. For example, our Swiss company, which uses the Swiss franc as its functional currency, holds cash denominated in foreign currencies (U.S. dollar and Euro). As the Swiss franc appreciates against the U.S. dollar and/or Euro, the cash balances held in those denominations are devalued when stated in terms of Swiss francs. These fx transaction gains and losses are reflected in our “Foreign Currency Exchange Gain or Loss.” Aside from cash, our foreign entities generally hold receivables in foreign currencies, as well as payables. In fiscal 2010, we recorded net fx gains of $987, and in 2009, we recorded net fx losses of $771, in realized and unrealized fx changes associated with the revaluation of foreign assets held by our foreign entities. The Company’s operations outside of the U.S. have expanded over the years from acquisitions. We expect to see continued fx losses or gains associated with volatility of foreign currency exchange rates.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE MONTHS ENDED JUNE 30, 2009

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS FROM OPERATIONS IN OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009, RESPECTIVELY:

Note: Effective April 1, 2010, the Company no longer consolidated its 50 percent ownership interest in Nikkiso-THERM (“NT”), a joint venture in Japan and the Company’s one variable interest entity (“VIE”), because of the adoption of new accounting standards for consolidation of VIEs.  Accordingly, the financial statements for prior periods have been adjusted for the change in accounting related to NT to conform with current year presentation.  Refer to Note 2 of the condensed consolidated financial statements for additional information regarding the adjustments to last year’s financial statements.

	Three months ended June 30,
	2010	(As Adjusted) 2009	Change	Percent Change
Net sales	$61,170	$43,722	$17,448	39.9
Cost of goods sold	34,966	28,072	6,894	24.6
Gross profit	26,204	15,650	10,554	67.4
Operating expenses:
Selling, general, and administrative	16,151	14,787	1,364	9.2
Non-cash equity based compensation	691	600	91	15.2
Amortization of acquired intangibles and deferred financing costs	1,791	1,722	69	4.0
Total selling, general and administrative expenses	18,633	17,109	1,524	8.9
Operating income (loss)	7,571	(1,459)	9,030	(618.9)
Interest expense, net	758	1,168	(410)	(35.1)
Foreign currency exchange gain	(81)	(536)	455	(84.9)
Equity income in unconsolidated joint venture	(108)	(112)	4	(3.6)
Other expense	27	20	7	35.0
Income (loss) before income taxes	6,975	(1,999)	8,974	(448.9)
Income tax expense (benefit) from continuing operations	1,386	(522)	1,908	(365.5)
Net income (loss)	$5,589	$(1,477)	$7,066	(478.4)

Net sales: Net sales increased to $61,170 for the quarter ended June 30, 2010 from $43,722 for the quarter ended June 30, 2009, an increase of $17,448 or 39.9%. Sales increases were in all sensor product lines, with the largest increases in temperature and pressure. The overall increase in sales is due to the improvement in overall global economic conditions, as well as new sales from broader product adoptions and new programs.

The global recession in 2008-2009 had been one of the worst recessions in decades, and the overall impact of the recession was evident during the quarter ended June 30, 2009.  Sales during the first quarter of last fiscal year reflected decreases in all sectors, driven largely by sharp reductions in sales to passenger and non-passenger vehicle customers in U.S., Europe and Asia.

Gross margin: Gross margin (gross profit as a percent of net sales) increased to approximately 42.8% for the quarter ended June 30, 2010 from approximately 35.8% during the quarter ended June 30, 2009. The increase in margin is mainly due to higher volumes of production and sales and the resulting improvement in leverage and overhead absorption. As with all manufacturers, our gross margins are sensitive to overall volume of business in that certain costs are fixed, and when volumes increase, our margins are higher. Since the average RMB/U.S. dollar exchange rate for the three months ended June 30, 2010 was relatively stable as compared to the corresponding period last year, there was no significant impact on our margins.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates, and other factors.

Selling, general and administrative: Overall, total selling, general and administrative (“total SG&A”) expenses increased $1,524 or 8.9% to $18,633.  The increase in total SG&A mainly reflects higher compensation costs, including wage, 401(k) match, and incentive compensation accruals.  The Company reinstated compensation previously cut during the recession and the Company accrued approximately $150 and $1,050 of 401(k) match and annual incentive compensation, respectively, for which no amounts were accrued last year.

Total SG&A expenses as a percent of net sales decreased to 30.5% from 39.1%. The decrease in total SG&A as a percent of net sales is due to costs increasing at a lower rate than net sales.

Non-cash equity based compensation: Non-cash equity based compensation increased $91 to $691 for the three months ended June 30, 2010, as compared to $600 for the three months ended June 30, 2009. The increase in non-cash equity based compensation is mainly due to a higher overall fair value assigned to options granted mainly resulting from an increase in the quantity of options granted, as well as an increase in certain key variables used to calculate the fair value, including a higher level of volatility. The Company granted a higher amount of options last year as part of the Company’s efforts to retain key employees, especially during the recession with the various cost cutting measures implemented, such as pay cuts, and headcount reductions. The increase in the rate of volatility reflects the high level of volatility the Company’s stock and the overall equity markets experienced during the economic recession. Total compensation cost related to share based payments not yet recognized totaled $1,994 at June 30, 2010, which is expected to be recognized over a weighted average period of approximately 1.24 years.

Amortization of acquired intangible assets and deferred financing costs: Amortization of acquired intangible assets and deferred financing costs increased $69 to $1,791 for the three months ended June 30, 2010 as compared to $1,722 for the three months ended June 30, 2009. The increase in amortization expense is mainly due to higher amortization expense with the write-off of $585 in deferred financing costs associated with the refinancing of the previous credit facility, partially offset by the decrease in amortization expense of acquired intangible assets. Last year’s amortization expense of acquired intangible assets was higher since such amortization expense is usually higher during the first years after an acquisition because, among other things, the order back-log is fully amortized during the initial year.

Interest expense, net: Interest expense decreased $410 to $758 for the three months ended June 30, 2010 from $1,168 during the three months ended June 30, 2009. The decrease in interest expense is due to the decreases in average total outstanding debt and average interest rates. Average total outstanding debt decreased to approximately $61,942 during the three months ended June 30, 2010 from $82,652 during the three months ended June 30, 2009. The overall decrease in outstanding debt is due to the Company’s efforts to reduce debt and cut costs in response to the recession. Interest rates declined to approximately 4.2% this year from about 5.2% last year. The decrease in interest rates mainly reflects the improved pricing with the new Senior Secured Credit Facility.

Foreign currency exchange gains and losses: The decrease in foreign currency exchange gains mainly reflects the decrease in the gains associated with the changes in the value of the U.S. dollar relative to the Euro. The higher foreign currency exchange gain last year is mainly the result of the favorable impact the fluctuation in the value of the U.S. dollar relative to the Euro and the resulting revaluation of certain inter-company items related to the funding of the acquisitions of Atexis and FGP, which were settled in fiscal 2010. The Company continues to be impacted by volatility in foreign currency exchange rates, including the impact of the fluctuation of the U.S. dollar relative to the Euro and Swiss franc, as well as the appreciation of the RMB relative to the U.S. dollar.

Income taxes: Income taxes fluctuated to an income tax expense of $1,386 for the three months ended June 30, 2010 from an income benefit of $522 last year. The fluctuation is primarily due to the generation of higher profits before taxes during the current quarter and the generation of losses before taxes in certain tax jurisdictions during the corresponding period last year. Additionally, during the quarter ended June 30, 2010, the Company recorded a discrete tax expense adjustment of approximately $330 related to an additional assessment by the U.S. Internal Revenue Service based on the federal tax audit of fiscal years 2007 and 2008.

The overall effective tax rate (income tax expense (benefit) divided by income from continuing operations before income taxes) for the quarter ended June 30, 2010 was approximately 20%, as compared to approximately 26% for the quarter ended June 30, 2009. Income tax expense or benefit during interim periods is based on an estimated annual effective tax rate (“estimated ETR”). The estimated ETR without discrete items for fiscal 2011 is approximately 15%, as compared to the 20% estimated ETR without discrete items during the first quarter of fiscal 2010. The decrease in the estimated ETR mainly reflects the shift of taxable earnings to tax jurisdictions with lower tax rates. The overall estimated ETR is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely and subject to change.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $24,426 at June 30, 2010, an increase of $1,261 as compared to March 31, 2010, reflecting, among other factors, the Company’s ability to generate positive operating cash flows, which was partially offset by cash used for purchases of property and equipment.

The following compares the primary categories of the consolidated condensed statement of cash flows for the three months ended June 30, 2010 and 2009:

	Three months ended June 30,
	2010	2009	Change

Net cash provided by operating activities	$3,422	$7,053	$(3,631)

Net cash used in investing activities	(1,375)	(976)	(399)

Net cash used in financing activities	(260)	(6,645)	6,385

Effect of exchange rate changes on cash	(526)	353	(879)

Net change in cash and cash equivalents	$1,261	$(215)	$1,476

A key source of the Company’s liquidity is its ability to generate operating cash flows. Cash flows provided by operating activities for the three months ended June 30, 2010 was $3,422, as compared to $7,053 the same period last year. The decrease in operating cash flows is primarily due to the $7,767 decline in cash flows from operating working capital (changes in trade accounts receivables, inventory, and accounts payable). The two largest drivers of the decrease in current period operating cash flows are the increases in inventory and receivables. Inventory balances increased $3,866 because of the higher levels of inventory to support the increase in sales. The $3,118 increase in accounts receivable reflects the increase in sales, as compared to a decrease in accounts receivable last year due the overall decline in sales due to the recession. Offsetting the increases in inventory and receivables is the $1,471 increase in accounts payable, which corresponds to higher inventory purchases. The increase in the income tax receivable reflects, among other things, the accrual of certain research tax credits.

Historically, funding for business acquisitions constitutes one of the more significant, if not the most significant, use of the Company’s cash. Net cash used in investing activities was $1,375 as compared to $976 last year. There were no significant cash outlays for business acquisitions during the three months ended June 30, 2010 and 2009. The increase in capital expenditures during the first three months of fiscal 2011 reflects the acquisition of equipment for the manufacturing of new products and programs, and the lower level of capital spending during the prior year mainly reflected the various cost control measures in direct response to the recession.

Net cash used in financing activities totaled $260 for the quarter ended June 30, 2010, as compared to $6,645 in net cash used in financing activities during the corresponding period last year. The Company’s credit facilities are mainly utilized to fund acquisitions, and there have been no acquisitions during the past year. Last year, the Company made debt payments as part of our efforts to reduce debt levels during the recession. The Company did not make any payments to reduce overall debt levels during the first quarter of fiscal 2011, but maintained cash balances to fund operations to, among other things, support increased working capital requirements resulting from higher sales, as well as capital expenditures for new programs.

The effect of exchange rate changes on cash is the translation decrease or increase in cash due to the fluctuation of foreign currency exchange rates. For example, €1,000 is translated to $1,346 based on average exchange rates at March 31, 2010, but the same €1,000 is translated to $1,220 using average exchange rates at June 30, 2010. The decrease in cash for the current year impact of exchange rate changes is primarily due to the changes of the U.S. dollar relative to the Euro. The prior year increase in cash from the effect of exchange rate changes is mainly due to the changes of the U.S. dollar relative to the Euro in the opposite direction of the current year.

Long-term debt: The Company entered into a new Credit Agreement (the "Senior Secured Credit Facility") dated June 1, 2010 among JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the "Senior Secured Facility Agents"), Bank America, N.A., as syndication agent, and certain other parties thereto (the "Credit Agreement") to refinance the Amended and Restated Credit Agreement effective as of April 1, 2006 among the Company, General Electric Capital Corporation, as agent and a lender, and certain other parties thereto and to provide for the working capital needs of the Company including to effect permitted acquisitions. The Senior Secured Facility consists of a $110,000 revolving credit facility (the "Revolving Credit Facility") with a $50,000 accordion feature enabling expansion of the Revolving Credit Facility to $160,000. The Revolving Credit Facility has a variable interest rate based on either the London Inter-bank Offered Rate ("LIBOR") or the ABR Rate (prime based rate) with applicable margins ranging from 2.00% to 3.25% for LIBOR based loans or 1.00% to 2.25% for ABR Rate loans. The applicable margins may be adjusted quarterly based on a change in the leverage ratio of the Company. The Senior Secured Credit Facility also includes the ability to borrow in currencies other than U.S. dollars, such as the Euro and Swiss Franc, up to $66,000. Commitment fees on the unused balance of the Revolving Credit Facility range from 0.375% to 0.50% per annum of the average amount of unused balances. The Revolving Credit Facility will expire on June 1, 2014 and all balances outstanding under the Revolving Credit Facility will be due on such date. The Company has provided a security interest in substantially all of the Company's U.S. based assets as collateral for the Senior Secured Credit Facility and private placement of credit facilities entered into by the Company from time to time not to exceed $50,000, including the Prudential Shelf Facility (as defined below). The Senior Secured Credit Facility includes an inter-creditor arrangement with Prudential and is on a pari pasu (equal force) basis with the Prudential Shelf Facility.

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

As of June 30, 2010, the Company utilized the LIBOR based rate for $40,746 of the Revolving Credit Facility. The weighted average interest rate applicable to borrowings under the Revolving Credit Facility was approximately 3.1% at June 30, 2010. As of June 30, 2010, the outstanding borrowings on the Revolving Credit Facility, which is classified as non-current, were $42,746, and the Company had an additional $67,254 available under the Revolving Credit Facility. The Company’s borrowing capacity was limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity was subject to change. At June 30, 2010, the Company could have borrowed an additional $51,500.

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

The Company was in compliance with applicable financial covenants at June 30, 2010.

China credit facility:  On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co. Ltd (“CMB”).   The China Credit Facility permits MEAS China to borrow up to RMB 68 million (approximately $10,000).   Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal.  MEAS China has pledged its Shenzhen facility to CMB as collateral.  The interest rate will be based on the London Inter-bank Offered Rate (“LIBOR”) plus a LIBOR spread, depending on the term of the loan when drawn.  The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China.  At June 30, 2010, there was $5,000 borrowed against the China Credit Facility at an interest rate of 5.05% and is classified as short-term debt since it is payable on January 29, 2011.  At June 30, 2010, MEAS China could borrow an additional $5,000 under the China Credit Facility.

Promissory notes:  In connection with the acquisition of Intersema, the Company issued 10,000 Swiss franc unsecured promissory notes (“Intersema Notes”).  At June 30, 2010, the Intersema Notes totaled $4,608, of which $2,304 was classified as current. The Intersema Notes are payable in four equal annual installments on January 15, and bear an interest rate of 4.5% per year.

Acquisition earn-outs and contingent payments: In connection with the Visyx acquisition, the Company has a contingent payment obligation of approximately $2,000 based on the commercialization of certain sensors, and a sales performance based earn-out totaling $9,000. In connection with the Atexis acquisition, the selling shareholders have the potential to receive up to an additional €2,000 tied to sales growth thresholds through calendar 2010. No amounts related to the above acquisition earn-outs were accrued at June 30, 2010, since the contingencies were not yet determinable or not yet achieved.

LIQUIDITY: Management assesses the Company’s liquidity in terms of available cash, our ability to generate cash and our ability to borrow to fund operating, investing and financing activities. The Company continues to generate cash from operating activities, and the Company remains in a positive financial position with availability under existing credit facilities. The Company will continue to have cash requirements to support working capital needs, capital expenditures, earn-outs related to acquisitions, and to pay interest and service debt. We believe the Company’s financial position, generation of cash and the existing credit facilities, in addition to the potential to refinance or obtain additional financing will be sufficient to meet funding of day-to-day and material short and long-term commitments for the foreseeable future.

At June 30, 2010, we had approximately $24,426 of available cash, and availability under the revolver of approximately $51,500 after considering the limitations set on the Company’s total leverage under the revolving credit facility.  This cash balance includes cash of $9,595 in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations.  The Company’s cash balances are generated and held in numerous locations throughout the world, including substantial amounts held outside the United States. The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed. Wherever possible, cash management is centralized and intra-company financing is used to provide working capital to the Company’s operations. Cash balances held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted or prohibited by local laws. Where local restrictions prevent an efficient intra-company transfer of funds, the Company’s intent is that cash balances would remain in the foreign country and it would meet United States liquidity needs through ongoing cash flows, external borrowings, or both.

ACCUMULATED OTHER COMPREHENSIVE INCOME:  Accumulated other comprehensive income primarily consists of foreign currency translation adjustments, which relate to the Company’s European and Asian operations and the effects of changes in the exchange rates of the U.S. dollar relative to the Euro, Chinese RMB, Hong Kong dollar, Japanese Yen and Swiss franc.

DIVIDENDS: We have not declared cash dividends on our common equity. Additionally, the payment of dividends is prohibited under our credit facilities. We intend to retain earnings to support our growth strategy and we do not anticipate paying cash dividends in the foreseeable future.

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

OFF BALANCE SHEET ARRANGEMENTS: Effective April 1, 2010, the Company no longer consolidated its 50 percent ownership interest in Nikkiso-THERM (“NT”), a joint venture in Japan and the Company’s one variable interest entity (“VIE”). In accordance with accounting standards for consolidation of VIEs, the Company is not considered the primary beneficiary since it does not have both the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the losses of the VIE or the right to receive the benefits of the VIE. The Company does not have the power to direct activities of the VIE that most significantly impact the VIE’s economic performance. The unconsolidated VIE is accounted for under equity method of accounting. Under the equity method of accounting, the Company recognizes its proportionate share of the profits and losses of the unconsolidated VIE. The nature of the Company’s involvement with NT is not as a sponsor of a qualifying special purpose entity (QSPE) for the transfer of financial assets. NT is a self-sustaining manufacturer and distributor of temperature based sensor systems in Asian markets. The assets of NT are for the operations of the joint venture and the VIE relationship does not expose the Company to risks not considered normal business risks.

Except for NT, we do not have any partnerships with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities which are often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.

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

AGGREGATE CONTRACTUAL OBLIGATIONS:  As of June 30, 2010, the Company’s contractual obligations, including payments due by period, are as follows:

Contractual Obligations:	Payment due by period
	Total	1 year	2-3 years	4-5 years	> 5 years
Long-term debt obligations	$73,323	$7,524	$2,558	$53,241	$10,000
Interest obligation on long-term debt	13,213	2,927	5,212	3,793	1,281
Capital lease obligations	172	129	43	-	-
Operating lease obligations	24,336	3,767	7,009	5,875	7,685
Purchase obligations	5,228	5,190	38	-	-
Other long-term obligations*	8,913	8,809	104	-	-
Total	$125,185	$28,346	$14,964	$62,909	$18,966

* Other long-term obligations on the Company’s balance sheet under GAAP primarily consist of obligations under warranty polices, foreign currency contracts and tax liabilities. The timing of cash flows associated with these obligations is based upon management’s estimate over the terms of these arrangements and are largely based on historical experience.

The above contractual obligation table excludes certain contractual obligations, such as earn-outs related to acquisitions or possible severance payments to certain executives, since these contractual commitments are not accrued as liabilities at June 30, 2010.  These contractual obligations are accrued as liabilities when the respective contingencies are determinable or achieved.

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

Interest Rate Risk: Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility is variable and accrues at a rate based on either a LIBOR rate plus a LIBOR margin or at an Indexed (prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at our election. Our results will be adversely affected by any increase in interest rates. For example, based on the $42,746 of total revolver debt outstanding under these facilities at June 30, 2010, an interest rate increase of 100 basis points would increase annual interest expense and decrease our pre-tax profitability by $427. Interest on the principal amounts of our borrowings under our term loans accrues interest at fixed rates of interest. If interest rates decline, the Company would not be able to benefit from the lower rates on our long-term debt. For example, based on the $20,000 of total debt outstanding under these facilities at June 30, 2010, an interest rate decrease of 100 basis points would result in higher annual interest expense of $200. We do not currently hedge these interest rate exposures.

Commodity Risk: The Company uses a wide range of commodities in our products, including steel, non-ferrous metals and petroleum based products, as well as other commodities required for the manufacture of our sensor products. Changes in the pricing of commodities directly affect our results of operations and financial condition. We attempt to address increases in commodity costs through cost control measures or pass these added costs to our customers, and we do not currently hedge such commodity exposures.

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

Foreign Currency Exchange Rate Risk:  Foreign currency exchange rate risk arises from the Company’s investments in subsidiaries owned and operated in foreign countries, as well as from transactions with customers in countries outside the United States. The effect of a change in currency exchange rates on the Company’s net investment in international subsidiaries is reflected in the “accumulated other comprehensive income” component of stockholders’ equity. A 10% appreciation in major currencies relative to the U.S. dollar at June 30, 2010 would result in a reduction of stockholders’ equity of approximately $10,874 .

Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing sites throughout the world and a large portion of its sales are generated in foreign currencies. A substantial portion of our revenues are priced in U.S. dollars, and most of our costs and expenses are priced in U.S. dollars, with the remaining priced in Chinese RMB, Euros, Swiss francs and Japanese yen. Sales by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the United States dollar. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the U.S. dollar compared with that of our foreign customers’ currencies. Refer to Item 1, Business, Foreign Operations set forth in our Annual Report filed on Form 10-K for details concerning annual net sales invoiced from our facilities within the U.S. and outside of the U.S. and as a percentage of total net sales for the last three years, as well as net assets and the related functional currencies. Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s consolidated financial statements.

The value of the RMB relative to the U.S. dollar appreciated approximately 0.4% during the first quarter of fiscal 2011, but was stable during fiscal 2010. The Chinese government no longer pegs the RMB to the US dollar, but established a currency policy letting the RMB trade in a narrow band against a basket of currencies. The Company has more expenses in RMB than sales (i.e., short RMB position), and as such, when the U.S. dollar weakens relative to the RMB, our operating profits decrease. Based on our net exposure of RMB to U.S. dollars for the fiscal year ended March 31, 2010 and forecast information for fiscal 2011, we estimate a negative operating income impact of approximately $174 for every 1% appreciation in RMB against the U.S. dollar (assuming no price increases passed to customers, and no associated cost increases or currency hedging). We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

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

The Company has a number of foreign currency exchange contracts in Asia and Europe in an attempt to hedge the Company’s exposure to the RMB and Euro. The RMB/U.S. dollar and Euro/U.S. dollar currency contracts have notional amounts totaling $7,500 and $971, respectively, with exercise dates through March 31, 2011 at average exchange rates of $0.148 (RMB to U.S. dollar conversion rate) and $1.32 (Euro to U.S. dollar conversion rate). With the RMB/U.S. dollar contracts, for every 1% depreciation of the RMB, the Company would be exposed to approximately $75 in additional foreign currency exchange losses. With the Euro/U.S. dollar contracts, for every 1% depreciation of the Euro, the Company would be exposed to approximately $10 in additional foreign currency exchange losses. Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in results of operations, not in other comprehensive income.

To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer with the participation of management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2010, management did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present.  Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2010 describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our results of operations and our financial condition.  We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual report on Form 10-K for the year ended March 31, 2010.

ITEM 6. EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Measurement Specialties, Inc. (Registrant)

Date: August 4, 2010	By:	/s/ Frank D. Guidone
Frank D. Guidone President, Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2010	By:	/s/ Mark Thomson
Mark Thomson Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Frank D. Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Mark Thomson required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Frank D. Guidone and Mark Thomson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350