Form 10-Q
period 2010-09-30
Measurement Specialties Inc
filed 2010-11-03
CIK 778734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:  At October 28, 2010, the number of shares outstanding of the Registrant’s common stock was 14,615,865.

MEASUREMENT SPECIALTIES, INC.
FORM 10-Q
TABLE OF CONTENTS
SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share amounts)	2010	(As Adjusted) 2009	2010	(As Adjusted) 2009
Net sales	$65,166	$47,939	$126,336	$91,661
Cost of goods sold	37,429	30,666	72,395	58,738
Gross profit	27,737	17,273	53,941	32,923
Selling, general, and administrative expenses	18,679	16,266	37,312	33,375
Operating income (loss)	9,058	1,007	16,629	(452)
Interest expense, net	884	1,018	1,642	2,187
Foreign currency exchange loss (gain)	277	(437)	197	(973)
Equity income in unconsolidated joint venture	(142)	(98)	(249)	(210)
Other expense	107	9	133	29
Income (loss) before income taxes	7,932	515	14,906	(1,485)
Income tax expense (benefit)	1,175	447	2,561	(75)
Income (loss) from continuing operations, net of income taxes	6,757	68	12,345	(1,410)
Loss from discontinued operations, net of income taxes	-	(125)	-	(125)
Net income (loss)	$6,757	$(57)	$12,345	$(1,535)

Earnings (loss) per common share - Basic:
Income (loss) from continuing operations, net of income taxes	$0.46	$-	$0.85	$(0.10)
Loss from discontinued operations	-	(0.01)	-	(0.01)
Net income (loss) - Basic	$0.46	$(0.01)	$0.85	$(0.11)

Earnings (loss) per common share - Diluted:
Income (loss) from continuing operations, net of income taxes	$0.45	$-	$0.82	$(0.10)
Loss from discontinued operations	-	(0.01)	-	(0.01)
Net income (loss) - Diluted	$0.45	$(0.01)	$0.82	$(0.11)

Weighted average shares outstanding - Basic	14,569	14,486	14,561	14,486
Weighted average shares outstanding - Diluted	15,127	14,486	15,112	14,486

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

		(As Adjusted)
(Amounts in thousands)	September 30, 2010	March 31, 2010

ASSETS

Current assets:
Cash and cash equivalents	$26,458	$23,165
Accounts receivable trade, net of allowance for
doubtful accounts of $576 and $464, respectively	37,752	29,689
Inventories, net	51,492	40,774
Deferred income taxes, net	1,673	1,602
Prepaid expenses and other current assets	4,099	3,148
Other receivables	892	659
Income taxes receivable	1,607	1,287
Total current assets	123,973	100,324

Property, plant and equipment, net	48,708	44,437
Goodwill	113,749	99,235
Acquired intangible assets, net	30,981	23,613
Deferred income taxes, net	7,396	6,607
Investment in unconsolidated joint venture	2,257	2,117
Other assets	1,602	939
Total assets	$328,666	$277,272

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

		(As Adjusted)
	September 30,	March 31,
(Amounts in thousands, except share amounts)	2010	2010

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$5,000	$5,000
Current portion of long-term debt	197	2,295
Current portion of capital lease obligations	128	193
Current portion of promissory notes payable	2,561	2,349
Accounts payable	22,598	17,884
Accrued expenses	5,664	4,719
Accrued compensation	9,940	7,882
Deferred income taxes, net	262	182
Other current liabilities	3,019	3,064
Total current liabilities	49,369	43,568

Revolver	62,746	53,547
Long-term debt, net of current portion	20,807	6,488
Capital lease obligations, net of current portion	17	63
Promissory notes payable, net of current portion	2,561	2,349
Deferred income taxes, net	7,625	2,969
Other liabilities	1,342	1,292
Total liabilities	144,467	110,276

Equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	-	-
Common stock, no par; 25,000,000 shares authorized; 14,595,981
and 14,534,431 shares issued and outstanding, respectively	-	-
Additional paid-in capital	87,045	85,338
Retained earnings	85,479	73,134
Accumulated other comprehensive income	11,675	8,524
Total equity	184,199	166,996
Total liabilities and shareholders' equity	$328,666	$277,272

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

				Accumulated		Compre-
	Shares of	Additional		Other		hensive
	Common	Paid-in	Retained	Comprehensive		Income
(Dollars in thousands)	Stock	Capital	Earnings	Income	Total	(Loss)
Balance, March 31, 2009	14,483,622	$81,948	$67,218	$8,110	$157,276
Comprehensive income:
Net loss		-	(1,535)	-	(1,535)	$(1,535)
Currency translation adjustment		-	-	5,292	5,292	5,292
Comprehensive income						$3,757
Non-cash equity based compensation		1,411	-	-	1,411
Amounts from exercise of stock options	2,315	2	-	-	2
Balance, September 30, 2009	14,485,937	$83,361	$65,683	$13,402	$162,446

Balance, March 31, 2010	14,534,431	$85,338	$73,134	$8,524	$166,996
Comprehensive income:
Net income		-	12,345	-	12,345	$12,345
Currency translation adjustment		-	-	3,151	3,151	3,151
Comprehensive income						$15,496
Non-cash equity based compensation		1,257	-	-	1,257
Amounts from exercise of stock options	61,550	450	-	-	450
Balance, September 30, 2010	14,595,981	$87,045	$85,479	$11,675	$184,199

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended September 30,
(Amounts in thousands)	2010	(As Adjusted) 2009
Cash flows from operating activities:
Net income (loss)	$12,345	$(1,535)
Loss from discontinued operations	-	(125)
Income (loss) from continuing operations	12,345	(1,410)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,120	7,205
Loss on sale of assets	-	64
Non-cash equity based compensation	1,257	1,411
Deferred income taxes	422	879
Equity income in unconsolidated joint venture	(254)	(210)
Unconsolidated joint venture distributions	114	-
Net change in operating assets and liabilities:
Accounts receivable, trade	(5,363)	1,757
Inventories	(7,942)	5,211
Prepaid expenses, other current assets and other receivables	(812)	(73)
Other assets	95	(1,169)
Accounts payable	3,552	172
Accrued expenses, accrued compensation, other current and other liabilities	2,540	3,082
Income taxes payable and income taxes receivable	(321)	(974)
Net cash provided by operating activities	12,753	15,945
Cash flows from investing activities:
Purchases of property and equipment	(4,744)	(2,284)
Proceeds from sale of assets	32	50
Acquisition of business, net of cash acquired	(25,000)	(100)
Net cash used in investing activities	(29,712)	(2,334)
Cash flows from financing activities:
Borrowings from revolver	62,746	-
Borrowings from long-term debt	20,000	-
Repayments of short-term debt, revolver, and capital leases	(53,654)	(7,807)
Repayments of long-term debt	(8,196)	(1,213)
Payment of deferred financing costs	(1,499)	(832)
Proceeds from exercise of options and employee stock purchase plan	450	2
Net cash provided by (used in) financing activities	19,847	(9,850)

Net change in cash and cash equivalents	2,888	3,761
Effect of exchange rate changes on cash	405	561
Cash, beginning of year (As Adjusted)	23,165	22,277
Cash, end of period	$26,458	$26,599

Supplemental Cash Flow Information:
Cash paid or received during the period for:
Interest paid	$(1,892)	$(1,683)
Income taxes paid	(1,637)	(3,137)
Income taxes refunded	115	2,177

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

Interim financial statements:  The information presented as of September 30, 2010 and for the three and six months ended September 30, 2010 and 2009 is unaudited, and reflects all adjustments (consisting only of normal recurring adjustments) which Measurement Specialties, Inc. (the “Company,” “MEAS,” or “we”) considers necessary for the fair presentation of the Company’s financial position as of September 30, 2010, the results of its operations for the three and six months ended September 30, 2010 and 2009, and cash flows for the six months ended September 30, 2010 and 2009. The Company’s March 31, 2010 condensed consolidated balance sheet information was derived from the audited consolidated financial statements for the year ended March 31, 2010, which are included as part of the Company’s Annual Report on Form 10-K.

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

Description of business:  Measurement Specialties, Inc. is a global leader in the design, development and manufacture of sensors and sensor-based systems for original equipment manufacturers (“OEM”) and end users, based on a broad portfolio of proprietary technology and typically characterized by the MEAS brand name. We are a global business and we believe we have a high degree of diversity when considering our geographic reach, broad range of products, number of end-use markets and breadth of customer base.  The Company is a multi-national corporation with twelve primary manufacturing facilities strategically located in the United States, China, France, Ireland, Germany and Switzerland, enabling the Company to produce and market globally a wide range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for engine and vehicle, medical, general industrial, consumer and home appliance, military/aerospace, water monitoring and test and measurement applications. The Company’s sensor products include pressure sensors and transducers, pressure and temperature scanning instrumentation, linear/rotary position sensors, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors, humidity, temperature, fluid property sensors and hydrostatic pressure transducers. The Company's advanced technologies include piezo-resistive silicon sensors, application-specific integrated circuits, micro-electromechanical systems (“MEMS”), piezoelectric polymers, foil strain gauges, force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, electromagnetic displacement sensors, hygroscopic capacitive sensors, ultrasonic sensors, optical sensors, negative thermal coefficient (“NTC”) ceramic sensors, torque sensors, mechanical resonators and submersible hydrostatic level sensors.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation:  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (the “Subsidiaries”).  All significant intercompany balances and transactions have been eliminated in consolidation.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting principles for consolidation, which requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and obligation to absorb losses of the entity that could potentially be significant to the variable interest. The guidance was effective as of the beginning of the annual reporting period commencing after November 15, 2009. The Company adopted these provisions as of April 1, 2010.

Effective April 1, 2010, the Company no longer consolidated its 50 percent ownership interest in Nikkiso-THERM (“NT”), a joint venture in Japan and the Company’s one VIE.  The Company is not the primary beneficiary of NT since it does not have both the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the losses, or the right to receive the benefits of the VIE.  The Company does not have the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, but rather that power is shared as each of NT’s partners is required to consent to those decisions.  Accordingly, NT is accounted for as an unconsolidated VIE under the equity method of accounting.  Under the equity method of accounting, the Company recognizes its proportionate share of the profits and losses of the unconsolidated VIE.

The following provides the adjustments made to the prior year financial statements and related information with regard to the change in accounting for NT to conform with current year presentation:

	Previously reported three months ended September 30, 2009	Adjustment	As adjusted three months ended September 30, 2009	Previously reported six months ended September 30, 2009	Adjustment	As adjusted six months ended September 30, 2009

Condensed Consolidated Statement of Operations:
Net Sales	$49,087	$(1,148)	$47,939	$93,828	$(2,167)	$91,661
Cost of goods sold	31,145	(479)	30,666	59,635	(897)	58,738
Gross profit	17,942	(669)	17,273	34,193	(1,270)	32,923
Selling, general and administrative expenses	16,512	(246)	16,266	33,845	(470)	33,375
Operating income (loss)	1,430	(423)	1,007	348	(800)	(452)
Equity income in unconsolidated joint venture	-	(98)	(98)	-	(210)	(210)
Other expense	8	1	9	27	2	29
Income (loss) before income taxes	841	(326)	515	(893)	(592)	(1,485)
Income (loss) from continuing operations, net of income taxes	166	(98)	68	(1,200)	(210)	(1,410)
Net loss	(57)	-	(57)	(1,535)	-	(1,535)

	Previously reported six months ended September 30, 2009	Adjustment	As adjusted six months ended September 30, 2009

Condensed Consolidated Statement of Cash Flows:
Loss from continuing operations	$(1,200)	$(210)	$(1,410)
Loss on sale of assets	71	(7)	64
Equity income in unconsolidated joint venture	-	(210)	(210)
Accounts receivable, trade	2,014	(257)	1,757
Other assets	(561)	(608)	(1,169)
Accounts payable	(1,144)	1,316	172
Accrued expenses and other liabilities	3,117	(35)	3,082
Income tax payable and income tax receivable	(1,046)	72	(974)
Net cash provided by operating activities	15,953	(8)	15,945

Purchases of property and equipment	(2,305)	21	(2,284)
Net cash used in investing activities	(2,355)	21	(2,334)

	Previously Reported		As Adjusted
	March 31, 2010	Adjustment	March 31, 2010
Assets:
Cash	$24,293	$(1,128)	$23,165
Accounts receivable	31,224	(1,535)	29,689
Inventory	41,483	(709)	40,774
Prepaid expenses and other current assets	3,149	(1)	3,148
Income tax receivable	997	290	1,287
Deferred income taxes	1,720	(118)	1,602
Other receivables	757	(98)	659
Due from joint venture partner	918	(918)	-
Total current assets	104,541	(4,217)	100,324

Property and equipment	44,795	(358)	44,437
Other assets	1,184	(245)	939
Investment in unconsolidated joint venture	-	2,117	2,117
Total assets	279,975	(2,703)	277,272

Liabilities:
Accounts payable	18,144	(260)	17,884
Accrued compensation	8,075	(193)	7,882
Other current liabilities	3,197	(133)	3,064
Total current liabilities	44,154	(586)	43,568
Total liabilities	110,862	(586)	110,276

Equity:
Noncontrolling interest	2,117	(2,117)	-
Total equity	169,113	(2,117)	166,996
Total liabilities and shareholders' equity	279,975	(2,703)	277,272

Additionally, the nature of the Company’s involvement with NT is not as a sponsor of a qualifying special purpose entity (QSPE) for the transfer of financial assets.  NT is a self-sustaining manufacturer and distributor of temperature based sensor systems in Asian markets.  The assets of NT are used in the joint venture’s operations and the VIE relationship does not expose the Company to risks not considered normal business risks.

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

3. STOCK BASED COMPENSATION AND PER SHARE INFORMATION

Non-cash equity-based compensation expense for the three months ended September 30, 2010 and 2009 was $567 and $811, respectively, and for the six months ended September 30, 2010 and 2009 was $1,257 and $1,411, respectively.  During the three and six months ended September 30, 2010, the Company granted a total of 33,000 and 77,076, respectively, options and restricted stock units from the 2008 Equity Incentive Plan (the “2008 Plan”). The estimated fair value of stock options and restricted stock units granted during the three and six months ended September 30, 2010 approximated $257 and $756, respectively, net of expected forfeitures and is being recognized over their respective vesting periods. During the three and six months ended September 30, 2010, the Company recognized $22 and $140, respectively, of expense related to these options.

The Company has four equity-based compensation plans for which options are currently outstanding.  At the Company’s Annual Shareholders’ meeting on September 22, 2010, the Company’s shareholders approved a new stock-based compensation plan, the 2010 Equity Incentive Plan (“2010 Plan”).  With the adoption of the 2010 Plan, no further options may be granted under the Company’s 2008 Equity Incentive Plan.  The 2010 Plan permits the granting of incentive stock options, non-qualified stock options, and restricted stock units.  Subject to certain adjustments, the maximum number of shares of common stock that may be issued under the 2010 Plan in connection with awards is 1,600,000 shares.  These plans are administered by the compensation committee of the Board of Directors, which approves grants to individuals eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. The Chief Executive Officer can also grant individual awards up to certain limits as approved by the compensation committee. Awards are generally granted based on the individual’s performance. Terms for stock-option awards include pricing based on the closing price of the Company’s common stock on the award date, and generally vest over three to five year requisite service periods using a graded vesting schedule or subject to performance targets established by the compensation committee. Shares issued under stock option plans are newly issued common stock. Readers should refer to Note 14 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 for additional information related to the four share-based compensation plans under which options are currently outstanding and the Company’s 2010 Proxy Statement and Additional Proxy Materials on Schedule 14A for our annual meeting of shareholders filed on July 29, 2010 and September 7, 2010, respectively, for further information related to the 2010 Plan.

The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of equity-based awards with the following assumptions for the indicated period.

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Dividend yield	-	-	-	-
Expected volatility	63.4%	62.9%	64.2%	62.9%
Risk free interest rate	1.7%	2.1%	1.9%	2.1%
Expected term after vesting (in years)	3.0	2.0	3.3	2.0
Weighted-average grant-date fair value	$7.21	$3.49	$7.71	$3.48

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

During the six months ended September 30, 2010, 61,550 stock options were exercised yielding $450 in cash proceeds and $10 tax benefit recognized as additional paid-in capital.  At September 30, 2010, there was $1,672 of unrecognized compensation cost adjusted for estimated forfeitures related to share-based payments, which is expected to be recognized over a weighted-average period of approximately 1.05 years.

Per share information:  Basic and diluted per share calculations are based on net income (loss).  Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, less the shares that may be repurchased with the funds received from their exercise.  Outstanding awards relating to approximately 1,803,070 and 1,784,643 weighted shares were excluded from the calculation for the three and six months ended September 30, 2010, respectively, as the impact of including such awards in the calculation of diluted earnings per share would have had an anti-dilutive effect.  Since the Company was in a loss position for the three and six months ended September 30, 2009, all shares that may have been issued upon the exercise or conversion of stock options were excluded from the calculation of diluted shares since the impact would have an anti-dilutive effect.

The computation of the basic and diluted net income per common share is as follows:

	Net income (Numerator)	Weighted Average Shares in thousands (Denominator)	Per-Share Amount
Three months ended September 30, 2010:
Basic per share information	$6,757	14,569	$0.46
Effect of dilutive securities	-	558	(0.01)
Diluted per-share information	$6,757	15,127	$0.45

Three months ended September 30, 2009:
Basic per share information	$(57)	14,486	$-
Effect of dilutive securities	-	-	-
Diluted per-share information	$(57)	14,486	$-

Six Months Ended September 30, 2010
Basic per share information	$12,345	14,561	$0.85
Effect of dilutive securities	-	551	(0.03)
Diluted per-share information	$12,345	15,112	$0.82

Six Months Ended September 30, 2009
Basic per share information	$(1,535)	14,486	$(0.11)
Effect of dilutive securities	-	-	-
Diluted per-share information	$(1,535)	14,486	$(0.11)

4. INVENTORIES

Inventories and inventory reserves for slow-moving, obsolete and lower of cost or market exposures at September 30, 2010 and March 31, 2010 are summarized as follows:

	September 30, 2010	(As Adjusted) March 31, 2010
Raw Materials	$32,196	$23,313
Work-in-Process	9,214	6,207
Finished Goods	14,062	15,017
	55,472	44,537
Inventory Reserves	(3,980)	(3,763)
	$51,492	$40,774

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments.  Property, plant and equipment are summarized as follows:

	September 30, 2010	(As Adjusted) March 31, 2010	Useful Life
Production equipment and tooling	$53,011	$48,526	3-10 years
Building and leasehold improvements	26,453	24,101	39 to 45 years or lesser of useful life or remaining term of lease
Furniture and equipment	14,478	13,620	3-10 years
Construction-in-progress	1,360	864
Total	95,302	87,111
Less: accumulated depreciation and amortization	(46,594)	(42,674)
	$48,708	$44,437

Total depreciation was $2,002 and $2,047 for the three months ended September 30, 2010 and 2009, respectively.  Total depreciation was $3,981 and $4,055 for the six months ended September 30, 2010 and 2009, respectively.  Property and equipment included $145 and $256 in capital leases at September 30, 2010 and March 31, 2010, respectively.

6. ACQUISITIONS, GOODWILL IMPAIRMENT TESTING, AND ACQUIRED INTANGIBLES

Acquisitions:  The Company continually evaluates potential acquisitions that either strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into a new and attractive business area.  The Company has completed a number of acquisitions that have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements.  This goodwill arises because the purchase prices for these businesses reflect a number of factors, including the future earnings and cash flow potential of these businesses, and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the process by which the Company acquired the business, and the complementary strategic fit and resulting synergies these businesses bring to existing operations.

Goodwill balances presented in the consolidated balance sheets of foreign acquisitions are translated at the exchange rate in effect at each balance sheet date; however, opening balance sheets used to calculate goodwill and acquired intangible assets are based on purchase date exchange rates, except for earn-out payments, which are recorded at the exchange rates in effect on the date the earn-out is accrued.  The following table shows the roll-forward of goodwill reflected in the financial statements for the six months ended September 30, 2010:

Accumulated goodwill	$102,588
Accumulated impairment losses	(3,353)
Balance March 31, 2010	99,235
Attributable to 2008 acquisitions	35
Attributable to 2011 acquisitions	13,592
Effect of foreign currency translation	887
Goodwill impairment	-
Balance September 30, 2010	$113,749

The following briefly describes the Company’s recent acquisition, as well as acquisitions for which final purchase price allocations remain subject to earn-out contingencies and the Intersema acquisition with related notes payable information. For a complete description of the Company’s acquisition activity from the beginning of fiscal 2008 through fiscal 2010, please refer to Note 5 to the Consolidated Financial Statements included in the 2010 Annual Report on Form 10-K.

Visyx:  Effective November 20, 2007, the Company acquired certain assets of Visyx Technologies, Inc. (Visyx”) based in Sunnyvale, California for $1,624 ($1,400 at close, $100 held-back to cover certain expenses, and $124 in acquisition costs). The Seller has the potential to receive up to an additional $2,000 in the form of a contingent payment based on successful commercialization of specified sensors prior to December 31, 2011, and an additional $9,000 earn-out based on a percentage of sales through calendar year 2011. If these earn-out contingencies are resolved and meet established conditions, these amounts will be recorded as an additional element of the cost of the acquisition.  At September 30, 2010, the Company accrued approximately $35 for the sales based earn-out and $0 for the $2,000 commercialization earn-out.  However, subsequent to September 30, 2010, the earn-out related to the successful commercialization of certain sensors was met, and during the third quarter of fiscal 2011, the Company will record the $2,000 earn-out as additional purchase price.  The final resolution of the sales based contingencies is not determinable at this time, and accordingly, the Company’s purchase price allocation for Visyx is subject to these earn-out payments.  Visyx has a range of sensors that measure fluid properties, including density, viscosity and dielectric constant, for use in heavy truck/off road engines and transmissions, compressors/turbines, refrigeration and air conditioning.  The Company’s final purchase price allocation, except for earn-out contingencies, related to the Visyx acquisition is as follows:

Assets:
Accounts receivable	$12
Inventory	10
Acquired intangible assets	1,528
Goodwill	109
Total Purchase Price	$1,659

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

Pressure Systems, Inc.:  On September 8, 2010, the Company acquired all of the capital stock of Pressure Systems, Inc. (“PSI”), a sensor company based in Hampton, Virginia, for $25,037 ($25,000 in cash at close and approximately $37 to be paid after September 30, 2010 based on certain established working capital levels).   PSI is a global leader in pressure sensing instrumentation for the aerospace industry and for water monitoring within operational and resource management applications.  The water monitoring industry is large and a significant growth opportunity for the Company.  Additionally, the Company expects to achieve cost synergies with the PSI business combination mainly through the consolidation of operations due to the close proximity of the acquisition to the Company’s existing Hampton facility.  The transaction was funded from a combination of available cash on hand and borrowings under the Company’s Senior Secured Credit Facility.   PSI had annual aggregate sales of approximately $18,000 based on its most recently completed fiscal year ended October 31, 2009.  Since the acquisition date, $1,858 of sales and $80 of net income are included in the Company’s second quarter condensed consolidated financial statements, and transaction-related costs of approximately $175 were recorded as a component of selling, general and administrative expenses.  The Company’s preliminary purchase price allocation related to the PSI acquisition is as follows:

Assets:
Accounts receivable	$2,290
Inventory	2,017
Prepaid and other	88
Property and equipment	2,837
Other	56
Acquired intangible assets	8,770
Goodwill	13,592
29,650

Liabilities:
Accounts payable	774
Accrued expenses and other liabilities	631
Deferred income taxes	3,245
4,650

Cash Paid	$25,000
Deferred payment	37
Total Purchase Price	25,037

All amounts, except for cash balances, accounts receivable, prepaid and other current assets, are preliminary and subject to adjustment. The Company has made a preliminary allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtained this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through integration into our accounting systems and certain tax filings, and learns more about the newly acquired business, management expects to refine the estimates of fair value and more accurately allocate the purchase price. For instance, deferred income taxes have been recorded for intangible assets.  However, the Company may file with the Internal Revenue Service a 338(h)(10) election, which for tax purposes, treats the acquisition as an asset purchase with the underlying assets stepped up to their fair values, rather than as a stock purchase.  As a result of this election, the goodwill and intangible assets would be deductible for tax purposes.  The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period.

Acquired intangible assets:  In connection with all acquisitions, the Company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade-names, order backlogs and covenants-not-to-compete. The gross amounts and accumulated amortization, along with the range of amortizable lives, are as follows:

		September 30, 2010			March 31, 2010
	Weighted- Average Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	8	$35,270	$(14,351)	$20,919	$28,497	$(12,250)	$16,247
Patents	15	4,071	(1,408)	2,663	4,038	(1,259)	2,779
Tradenames	2	2,273	(2,190)	83	2,055	(2,019)	36
In-process research & development	Indefinite	230	-	230	-	-	-
Backlog	1	3,418	(2,981)	437	2,792	(2,792)	-
Covenants-not-to-compete	3	1,112	(1,002)	110	1,011	(977)	34
Proprietary technology	12	8,320	(1,781)	6,539	6,008	(1,491)	4,517
		$54,694	$(23,713)	$30,981	$44,401	$(20,788)	$23,613

Amortization expense for the three months ended September 30, 2010 and 2009 was $1,347 and $1,440, respectively, and amortization expense for the six months ended September 30, 2010 and 2009 was $3,139 and $3,150, respectively.  Estimated annual amortization expense is as follows:

Amortization
Year	Expense
2011	$5,720
2012	4,628
2013	3,747
2014	3,366
2015	3,320
Thereafter	10,200
$30,981

Pro forma Financial Data:  The following represents the Company’s pro forma consolidated income from continuing operations, net of income taxes, for the three and six months ended September 30, 2010 and 2009, based on preliminary purchase accounting information assuming the PSI  acquisition occurred as of April 1, 2009, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had all the acquired companies been operated as part of the Company since April 1, 2009.

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Net sales	$68,995	$52,331	$135,729	$100,606

Net income (loss)	$6,653	$(413)	$12,355	$(2,350)

Net income (loss) per share:
Basic	$0.46	$(0.03)	$0.85	$(0.16)
Diluted	$0.44	$(0.03)	$0.82	$(0.16)

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

For cash and cash equivalents, accounts receivable, other receivables, prepaid and other assets (current), accounts payable, and accrued expenses and other liabilities (non-derivatives), the carrying amounts approximate fair value because of the short maturity of these instruments.  Non-current other assets consist of various miscellaneous items such as deposits and deferred costs and non-current other liabilities consist mostly of deferred rent and pension liability.  Pension liability is recorded at fair value based on an actuarial report, which is considered a Level 3 measurement.  Deferred financing costs, deposits and deferred rent are by their nature recorded at their historical cost.  Investment in unconsolidated joint venture is not recorded at fair value, but accounted for under the equity method.

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

The value of the RMB relative to the U.S. dollar appreciated by approximately 2.0% during the first six months of fiscal 2011, including approximately 1.7% in September 2010.  Overall, the RMB was stable during fiscal 2010. The Chinese government no longer pegs the RMB to the U.S. dollar, but established a currency policy letting the RMB trade in a narrow band against a basket of currencies. The Company has more expenses in RMB than sales (i.e., short RMB position), and as such, if the U.S. dollar weakens relative to the RMB, our operating profits will decrease. We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

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

The Company has a number of foreign currency exchange contracts in Asia and Europe in an attempt to hedge the Company’s exposure to the RMB and Euro. The RMB/U.S. dollar and Euro/U.S. dollar currency contracts have notional amounts totaling $10,000 and $541, respectively, with exercise dates through September 30, 2011 at average exchange rates of $0.1488 (RMB to U.S. dollar conversion rate) and $1.32 (Euro to U.S. dollar conversion rate).  With the RMB/U.S. dollar contracts, for every 1% depreciation of the RMB, the Company would be exposed to approximately $100 in additional foreign currency exchange losses.  With the Euro/U.S. dollar contracts, for every 1% depreciation of the Euro, the Company would be exposed to approximately $5 in additional foreign currency exchange losses. Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in results of operations, not in other comprehensive income.

To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

Fair values of derivative instruments not designated as hedging instruments:

	September 30,	March 31,
	2010	2010	Balance sheet location
Financial position:
Foreign currency exchange contracts - Euro/US dollar	$1	$(40)	Other assets (liabilities)
Foreign currency exchange contracts - RMB	$130	$-	Other assets (liabilities)

The effect of derivative instruments not designated as hedging instruments on the statements of operations and cash flows for the respective periods ended September 30, 2010 and 2009 is as follows:

	Three months ended September 30,		Six month ended September 30,
	2010	2009	2010	2009	Location of gain or loss
Results of operations:
Foreign currency exchange contracts - Euro	$(160)	$(98)	$19	$(22)	Foreign currency exchange (gain) loss
Foreign currency exchange contracts - RMB	(167)	7	(183)	75	Foreign currency exchange (gain) loss
Foreign currency exchange contracts - Japanese yen	-	4	-	-	Foreign currency exchange (gain) loss
Total	$(327)	$(87)	$(164)	$53

	Six month ended September 30,
	2010	2009	Location of gain or loss
Cash flows from operating activities: Source (Use)
Foreign currency exchange contracts - Euro	$(58)	$50	Prepaid expenses, other current assets (Accrued expenses, other liabilities)
Foreign currency exchange contracts - RMB	56	(125)	Prepaid expenses, other current assets (Accrued expenses, other liabilities)
Total	$(2)	$(75)

8. LONG-TERM DEBT:

Long-term debt and revolver: The Company entered into a Credit Agreement (the "Senior Secured Credit Facility") dated June 1, 2010 among JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the "Senior Secured Facility Agents"), Bank America, N.A., as syndication agent, HSBC Bank USA, N.A., as document agent, and certain other parties thereto (the "Credit Agreement") to refinance the Amended and Restated Credit Agreement effective as of April 1, 2006 among the Company, General Electric Capital Corporation (“GE”), as agent and a lender, and certain other parties thereto and to provide for the working capital needs of the Company including to effect permitted acquisitions. During the three months ended June 30, 2010, the Company wrote-off the remaining $585 in deferred financing costs associated with the previous credit facility with GE as amortization expense in selling, general and administrative expenses.

The Senior Secured Facility consists of a $110,000 revolving credit facility (the "Revolving Credit Facility") with a $50,000 accordion feature enabling expansion of the Revolving Credit Facility to $160,000.  The Revolving Credit Facility has a variable interest rate based on either the London Inter-bank Offered Rate ("LIBOR") or the ABR Rate (prime based rate) with applicable margins ranging from 2.00% to 3.25% for LIBOR based loans or 1.00% to 2.25% for ABR Rate loans.  The applicable margins may be adjusted quarterly based on a change in the leverage ratio of the Company.  The Senior Secured Credit Facility also includes the ability to borrow in currencies other than U.S. dollars, such as the Euro and Swiss Franc, up to $66,000.   Commitment fees on the unused balance of the Revolving Credit Facility range from 0.375% to 0.500% per annum of the average amount of unused balances.  The Revolving Credit Facility will expire on June 1, 2014 and all balances outstanding under the Revolving Credit Facility will be due on such date.  The Company has provided a security interest in substantially all of the Company's U.S. based assets as collateral for the Senior Secured Credit Facility and private placement of credit facilities entered into by the Company from time to time not to exceed $50,000, including the Prudential Shelf Facility (as defined below).  The Senior Secured Credit Facility includes an inter-creditor arrangement with Prudential and is on a pari passu (equal force) basis with the Prudential Shelf Facility.

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

As of September 30, 2010, the Company utilized the LIBOR based rate for $60,746 of the Revolving Credit Facility. The weighted average interest rate applicable to borrowings under the Revolving Credit Facility was approximately 2.4% at September 30, 2010. As of September 30, 2010, the outstanding borrowings on the Revolving Credit Facility, which is classified as non-current, were $62,746, and the Company had an additional $47,254 available under the Revolving Credit Facility. The Company’s borrowing capacity was limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity was subject to change.  At September 30, 2010, the Company could have borrowed an additional $47,254.

On June 1, 2010, the Company entered into a Master Shelf Agreement (the "Prudential Shelf Facility") with Prudential Investment Management, Inc. ("Prudential") whereby Prudential agreed to purchase up to $50,000 of senior secured notes (the "Senior Secured Notes") issued by the Company.  Prudential purchased two Senior Secured Notes each for $10,000 and the remaining $30,000 of such Senior Secured Notes may be purchased at the discretion of Prudential or one or more of its affiliates upon the request of the Company.  The Prudential Shelf Facility has a fixed interest rate of 5.70% and 6.15% for each of the two $10,000 Senior Secured Notes issued by the Company and the Senior Secured Notes issued there under are due on June 1, 2015 and 2017, respectively.   The Prudential Shelf Facility includes specific financial covenants for maximum total leverage ratio and minimum fixed charge coverage ratio consistent with the Senior Secured Credit Facility, as well as customary representations, warranties, covenants and events of default.  The Prudential Shelf Facility includes an inter-creditor arrangement with the Senior Secured Facility Agents and is on a pari passu (equal force) basis with the Senior Secured Facility.

The Company was in compliance with applicable financial covenants at September 30, 2010.

Chinese credit facility:  On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co., Ltd (“CMB”).   The China Credit Facility permits MEAS China to borrow up to RMB 68,000 (approximately $10,000).   Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal.  MEAS China has pledged its Shenzhen facility to CMB as collateral.  The interest rate will be based on the London Inter-bank Offered Rate (“LIBOR”) plus a LIBOR spread, depending on the term of the loan when drawn.  The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China.  At September 30, 2010, there was $5,000 borrowed against the China Credit Facility at an interest rate of 5.05% and is classified as short-term debt since it is payable on January 29, 2011.  At September 30, 2010, MEAS China could borrow an additional $5,000 under the China Credit Facility.

European credit facility:  On July 21, 2010, the Company’s subsidiary in France (“MEAS Europe”) entered into a five year credit facility agreement (the “European Credit Facility”) with La Societe Bordelaise de Credit Industriel et Commercial (“CIC”).  The European Credit Facility permits MEAS Europe to borrow up to €2,000 (approximately $2,600).    Specific covenants include certain financial covenants for maximum leverage ratio and net debt to equity ratio, as well as customary limitations, compliance with laws and regulations, use of proceeds, and timely payment of interest and principal.  MEAS Europe has pledged its Les Clayes-sous-Bois, France facility to CIC as collateral.  The interest rate is based on the EURIBOR Offered Rate (“EURIBOR”) plus a spread of 1.8%.  The EURIBOR interest rate will vary depending on the term of the loan when drawn.  The purpose of the European Credit Facility is primarily to provide additional flexibility in funding operations of MEAS Europe.  At September 30, 2010, there were no amounts borrowed against the European Credit Facility and MEAS Europe could borrow €2,000.

Promissory notes: In connection with the acquisition of Intersema, the Company issued 10,000 Swiss franc unsecured promissory notes (the “Intersema Notes”).  At September 30, 2010, the Intersema Notes totaled $5,122, of which $2,561 was classified as current. The Intersema Notes are payable in four equal annual installments through January 15, 2012, and bear an interest rate of 4.5% per year.

Long-term debt and promissory notes:  Below is a summary of the long-term debt and promissory notes outstanding at September 30, 2010 and March 31, 2010:

	September 30,	March 31,
	2010	2010
Four-year term notes at 5.70% due in full on June 1, 2015	$10,000	$-

Five-year term notes at 6.15% due in full on June 1, 2017	10,000	-

Five year term-loan at prime or LIBOR plus 4.50% or 3.00%	-	8,000

Governmental loans from French agencies at no interest and payable based on R&D expenditures	851	476

Term credit facility with six French banks at an interest rate of 4% payable through 2010	153	307
	21,004	8,783
Less current portion of long-term debt	197	2,295
	$20,807	$6,488
4.5% promissory note payable in four equal annual installments through January 15, 2012	$5,122	$4,698
Less current portion of promissory notes payable	2,561	2,349
	$2,561	$2,349

The annual principal payments of long-term debt, promissory notes and revolver as of September 30, 2010 are as follows:

Year ended September 30,	Term	Other	Subtotal	Notes	Revolver / Short-term debt	Total
2011	$-	$197	$197	$2,561	$5,000	$7,758
2012	-	127	127	2,561	-	2,688
2013	-	179	179	-	-	179
2014	-	82	82	-	62,746	62,828
2015	10,000	419	10,419	-	-	10,419
Thereafter	10,000	-	10,000	-	-	10,000
Total	$20,000	$1,004	$21,004	$5,122	$67,746	$93,872

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

Contingency:  Exports of technology necessary to develop and manufacture certain of the Company’s products are subject to U.S. export control laws and similar laws of other jurisdictions, and the Company may be subject to adverse regulatory consequences, including government oversight of facilities and export transactions, monetary penalties and other sanctions for violations of these laws. All exports of technology necessary to develop and manufacture the Company’s products are subject to U.S. export control laws. In certain instances, these regulations may prohibit the Company from developing or manufacturing certain of its products for specific end applications outside the United States. In late May 2009, the Company became aware that certain of its piezo products when designed or modified for use with or incorporation into a defense article are subject the International Traffic in Arms Regulations ("ITAR") administered by the United States Department of State. Certain technical data relating to the design of the products may have been exported to China without authorization from the U.S. Department of State.  As required by the ITAR, the Company conducted a thorough investigation into the matter.   Based on the investigation, the Company filed in December 2009 a final voluntary disclosure with the U.S. Department of State relating to that matter, as well as to exports and re-exports of other ITAR-controlled technical data and/or products to Canada, India, Ireland, France, Germany, Italy, Israel, Japan, the Netherlands, South Korea, Spain and the United Kingdom, which disclosure has since been supplemented.  In the course of the investigation, the Company also became aware that certain of its products may have been exported from France without authorization from the relevant French authorities.  The Company investigated this matter thoroughly.   In December 2009, it also voluntarily submitted to French customs authorities a list of products that may have required prior export authorization, which has since been supplemented to exclude certain products.  In addition, the Company has taken steps to mitigate the impact of potential violations, and we are in the process of strengthening our export-related controls and procedures. The U.S. Department of State and other regulatory authorities encourage voluntary disclosures and generally afford parties mitigating credit under such circumstances. The Company nevertheless could be subject to potential regulatory consequences related to these possible violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and/or criminal penalties.  It is not possible at this time to predict the precise timing or probable outcome of any potential regulatory consequences related to these possible violations.  The Company has incurred during the six months ended September 30, 2010 and cumulatively, approximately $18 and $552, respectively, in legal fees associated with the ITAR and related matters.

Acquisition earn-outs and contingent payments:  In connection with the Visyx acquisition, the Company has a contingent payment obligation of approximately $2,000 based on the commercialization of certain sensors, and a sales performance based earn-out totaling $9,000. At September 30, 2010, the Company has recorded approximately $35 for the sales based earn-out related to Visyx and $0 for the $2,000 commercialization earn-out.  However, subsequent to September 30, 2010, the earn-out related to the successful commercialization of the sensors was met, and during the third fiscal quarter ending December 31, 2010, the Company will record this $2,000 as additional purchase price.  In connection with the Atexis acquisition, the selling shareholders have the potential to receive up to an additional €2,000 tied to sales growth thresholds through calendar 2010.  No amounts related to the Atexis earn-out were accrued at September 30, 2010, because the contingencies were not determinable or achieved.

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

Geographic information for revenues based on country from which invoiced and long-lived assets based on country of location, which includes property, plant and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization follows:

	For the three months ended September 30,		For the six months ended September 30,
	2010	(As Adjusted) 2009	2010	(As Adjusted) 2009
Net Sales:
United States	$24,340	$16,459	$44,853	$34,344
France	10,365	8,537	20,288	16,745
Germany	3,741	3,484	7,880	6,115
Ireland	7,672	4,694	15,677	7,340
Switzerland	3,638	2,736	6,914	5,214
China	15,410	12,029	30,724	21,903
Total:	$65,166	$47,939	$126,336	$91,661

Long Lived Assets:	September 30, 2010	(As Adjusted) March 31, 2010
United States	$9,294	$6,652
France	8,800	7,940
Germany	2,906	2,334
Ireland	3,243	3,311
Switzerland	1,887	1,735
China	22,578	22,465
Total:	$48,708	$44,437

At September 30, 2010, approximately $10,679 of the Company’s cash is maintained in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations.

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

OVERVIEW

Measurement Specialties, Inc. is a global leader in the design, development and manufacture of sensors and sensor-based systems for original equipment manufacturers and end users.  Our products are based on a broad portfolio of proprietary technology and typically sold under the MEAS brand name. We are a global business and we believe we have a relatively high degree of diversity when considering our geographic reach, our broad range products, number of end-use markets and breadth of customer base. The Company is a multi-national corporation with twelve primary manufacturing facilities strategically located in the United States, China, France, Ireland, Germany and Switzerland, enabling the Company to produce and market world-wide a broad range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for automotive, medical, consumer, military, aerospace, water monitoring and industrial applications. The Company’s sensor products include pressure sensors and transducers, pressure and temperature scanning instrumentation, linear/rotary position sensors, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors, humidity, temperature, fluid property sensors and hydrostatic pressure transducers. The Company's advanced technologies include piezo-resistive silicon sensors, application-specific integrated circuits, micro-electromechanical systems, piezoelectric polymers, foil strain gauges, force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, electromagnetic displacement sensors, hygroscopic capacitive sensors, ultrasonic sensors, optical sensors, negative thermal coefficient ceramic sensors, torque sensors, mechanical resonators and submersible hydrostatic level sensors.  We compete in growing global market segments driven by demand for products that are more energy-efficient, safer and environmentally-friendly.  We deliver a strong value proposition to our customers through our willingness to customize sensor solutions, leveraging our innovative portfolio of core technologies and exploiting our low-cost manufacturing model based on our more than 15-year presence in China.

EXECUTIVE SUMMARY

While the Company’s results in fiscal years 2010 and 2009 were adversely impacted by one of the worst global economic recessions in decades, we believe the results also demonstrate our management team’s ability to manage the Company through challenging conditions.  The Company remains focused on creating long-term shareholder value through continued development of innovative technologies and by expanding customer relationships.  To accomplish this goal, we continue to take measures we believe will result in sales performance in excess of the growth of the overall market and in the generation of strong earnings before interest, tax, depreciation and amortization (“EBITDA”).  We took aggressive actions that not only proactively addressed the economic recession, but we also positioned the Company for future growth in sales and profitability, all of which we ultimately expect to translate to enhanced shareholder value.  To that end, we currently have one of the strongest product development pipelines in the history of the Company, which we expect to lay the foundation for future sales growth.  Research and development will continue to play a key role in our efforts to introduce innovative products for new sales and to improve profitability.  The Company continues to expand its position as a global leader:  Our broad range of products and geographic diversity provide the Company with a variety of opportunities to leverage technology, products, manufacturing base and, ultimately, our financial performance.

Prior to the recession, the Company delivered strong growth in sales and profitability through organic growth as well as through acquisitions.  The Company is returning to this strategy.  The Company has performed well during the first half of fiscal 2011.  Our sales and earnings during the first half of fiscal 2011 were strong (above pre-recession levels) and we continue to grow the backlog through strong bookings.  On September 8, 2010, the Company completed its first acquisition in 18 months with the purchase of Pressure Systems, Inc. (“PSI”).  PSI, based in Hampton, Virginia, is a global leader in pressure sensing instrumentation for the aerospace industry and water monitoring.  PSI has a dominant market position in the aerospace research industry as a result of its innovative pressure sensing instrumentation.  PSI’s aerospace products are sold to major aircraft businesses along with customers involved in turbine development and maintenance; power generation and a wide spectrum of other turbine applications.  The water monitoring industry is large and a significant growth opportunity for the Company.  PSI is a leader in hydrostatic level measurement within operational and resource management applications, a natural extension to the Company’s established expertise within pressure transducers.  Additionally, the Company expects to achieve cost synergies through the consolidation of operations with PSI to the Company’s existing Hampton facility.

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

As economic conditions continue to improve, the Company expects to achieve double-digit sales growth for fiscal 2011 as compared to fiscal 2010.  We believe sales will continue to trend positively.  We believe our fiscal 2011 sales growth will be fueled by continued improvement in those markets that have not fully recovered since the economic decline, contribution from new product introductions, and the expansion of the global sensor market which is growing in excess of gross domestic product, as well as from any acquisitions that we may make. In future periods, we expect the sensor market will continue to perform well relative to the overall economy as a result of the increase in sensor content in various products across most end markets in the U.S., Europe and Asia.

As detailed in the graph below, the Company continues to post consecutive quarters with higher net sales and higher Adjusted EBITDA on a trailing quarter-to-quarter comparison.  Economic conditions remain unclear because there is uncertainty as to the strength of the economic recovery with, among other factors, the euro-zone debt crisis, high unemployment, tight credit markets, weaknesses in the housing and automotive markets and commodity cost pressures.

Adjusted EBITDA is a non-GAAP financial measure that is not in accordance with, or an alternative to, measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  The Company believes certain financial measures which meet the definition of non-GAAP financial measures provide important supplemental information.  The Company considers Adjusted EBITDA an important financial measure because it provides a financial measure of the quality of the Company’s earnings from a cash flow perspective (prior to taking into account the effects of changes in working capital and purchases of property and equipment and debt service).  Other companies may calculate Adjusted EBITDA differently than we do, which might limit its usefulness as a comparative measure.  Adjusted EBITDA is used by management in addition to and in conjunction with the results presented in accordance with GAAP.  Additionally, we believe quarterly Adjusted EBITDA provides the current run-rate for trending purposes rather than a trailing twelve month historical amount.  The following table has been adjusted to exclude amounts for Nikkiso-THERM (“NT”), the Company’s only variable interest entity, in accordance with new accounting standards for consolidation (See Footnote 2 in the Condensed Consolidated Financial Statements).  The table below details quarterly net sales and also provides a non-GAAP reconciliation of quarterly Adjusted EBITDA to the applicable GAAP financial measures.

Quarter Ended	Net Sales (As Adjusted)**	Quarterly Adjusted EBITDA* (As Adjusted)**	Income (Loss) from Continuing Operations	Interest	Foreign Currency Exchange Loss (Gain)	Depreciation and Amortization	Income Taxes (As Adjusted)	Share-based Compensation	Other*
9/30/2008	$57,921	$10,202	$3,718	$806	$396	$3,240	$1,316	$726	$-
12/31/2008	$42,286	$5,446	$876	$675	$351	$3,011	$(194)	$727	$-
3/31/2009	$41,735	$3,364	$(3,170)	$894	$87	$3,622	$1,240	$691	$-
6/30/2009	$43,722	$2,963	$(1,477)	$1,168	$(536)	$3,730	$(522)	$600	$-
9/30/2009	$47,939	$5,540	$68	$1,018	$(437)	$3,475	$448	$810	$158
12/31/2009	$53,595	$8,709	$3,264	$905	$(64)	$3,630	$(191)	$865	$300
3/31/2010	$59,772	$9,634	$4,203	$808	$50	$3,237	$317	$943	$76
6/30/2010	$61,170	$12,123	$5,589	$758	$(81)	$3,770	$1,386	$691	$10
9/30/2010	$65,166	$13,018	$6,757	$884	$277	$3,350	$1,175	$567	$8

* - Adjusted EBITDA = Income from Continuing Operations before Interest, Foreign Currency Exchange Loss (Gain), Depreciation and Amortization, Income Taxes, Share-based Compensation and Other.  Other represents legal fees incurred related to certain International Traffic in Arms Regulations matters.
** - As Adjusted represents the deconsolidation of N-T in accordance with new accounting principles for consolildation.

The primary factors that impact our costs of revenue include production and sales volumes, product sales mix, foreign currency exchange rates, especially with the Chinese RMB, and changes in the price of raw materials.  We expect our gross margins during fiscal 2011 to range from approximately 40% to 43%, primarily reflecting the impact of improved manufacturing overhead absorption driven by increased production volumes and assuming stability in the value of the RMB relative to the U.S. dollar.  In the near term, the RMB is expected to be relatively stable, but there are conflicting indications that the Chinese government may allow the RMB to appreciate again.

Total selling, general and administrative expense (“Total SG&A”) as a percentage of net sales was higher in fiscal 2010 and 2009 as compared to prior years before the recession, mainly reflecting the increase in Total SG&A expenses due to SG&A expenses related to acquisitions and the decrease in sales.   Historically, we have been successful in leveraging our SG&A expense, growing SG&A expense more slowly than our sales growth, but the global economic recession adversely impacted our SG&A leverage.  As a percent of sales, Total SG&A for 2010 was 33.9%, as compared to 35.4% and 29.5% in fiscal years 2009 and 2008, respectively.  During the first six months of fiscal 2011, Total SG&A as a percent of sales was approximately 29.5%.  We are expecting in 2011 an overall decrease in our SG&A as a percentage of net sales mainly due to higher sales, which are expected to be partially offset by continued investment in R&D for new programs that are not yet generating sales (such as our new fluid property sensor), reinstatement of compensation previously reduced as part of our proactive cost cutting measures to address the global economic recession, additional grants of share-based awards and increases in costs associated with acquisitions, including higher amortization of acquired intangible assets.

Amortization of acquired intangible assets and deferred financing costs increased over the past two years mainly due to the acquisitions of Intersema and Visyx (the “2008 Acquisitions”) and the acquisitions of Atexis and FGP (the “2009 Acquisitions”).  Amortization is disproportionately front-loaded more in the initial years of the acquisition, and therefore amortization expense is higher in the quarters immediately following a transaction, and declines in later years based on how various intangible assets are valued and amortized. Assuming no new acquisitions, amortization of acquired intangible assets was expected to decrease in fiscal 2011 as compared to fiscal 2010, because a number of intangible assets from previous acquisitions were fully amortized.  However, since the Company completed an acquisition in fiscal 2011, amortization expense will increase accordingly.  Additionally, amortization of deferred financing costs is expected to increase because of the costs incurred in connection with the refinancing of the Company’s primary credit facility (See Long-term Debt section below for further details regarding the refinancing) and the write-off of approximately $585 in deferred financing costs associated with the previous credit facility.

In addition to the margin exposure as a result of the depreciation of the U.S. dollar relative to the RMB, the Company also has foreign currency exchange exposures related to balance sheet accounts. When foreign currency exchange rates fluctuate, there is a resulting revaluation of assets and liabilities denominated and accounted for in foreign currencies. Foreign currency exchange (“fx”) losses or gains due to the revaluation of local subsidiary balance sheet accounts with realized and unrealized fx transactions increased sharply in recent years, because of, among other factors, volatility of foreign currency exchange rates. For example, our Swiss company, which uses the Swiss franc as its functional currency, holds cash denominated in foreign currencies (U.S. dollar and Euro). As the Swiss franc appreciates against the U.S. dollar and/or Euro, the cash balances held in those denominations are devalued when stated in terms of Swiss francs. These fx transaction gains and losses are reflected in our “Foreign Currency Exchange Gain or Loss.” Aside from cash, our foreign entities generally hold receivables in foreign currencies, as well as payables. In fiscal 2010, we recorded net fx gains of $987, and in 2009, we recorded net fx losses of $771, in realized and unrealized fx changes associated with the revaluation of foreign assets and liabilities held by our foreign entities. The Company’s operations outside of the U.S. have expanded over the years from acquisitions.  We expect to see continued fx losses or gains associated with volatility of foreign currency exchange rates.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

The following table sets forth certain items from operations in our condensed consolidated statements of operations for the three months ended September 30, 2010 and 2009, respectively:

	Three months ended September 30,
	2010	(As Adjusted) 2009	Change	Percent Change
Net sales	$65,166	$47,939	$17,227	35.9
Cost of goods sold	37,429	30,666	6,763	22.1
Gross profit	27,737	17,273	10,464	60.6
Operating expenses:
Selling, general, and administrative	16,765	14,015	2,750	19.6
Non-cash equity based compensation	567	811	(244)	(30.1)
Amortization of acquired intangibles and deferred financing costs	1,347	1,440	(93)	(6.5)
Total selling, general and administrative expenses	18,679	16,266	2,413	14.8
Operating income	9,058	1,007	8,051	799.5
Interest expense, net	884	1,018	(134)	(13.2)
Foreign currency exchange loss (gain)	277	(437)	714	(163.4)
Equity income in unconsolidated joint venture	(142)	(98)	(44)	44.9
Other expense	107	9	98	1,088.9
Income before income taxes	7,932	515	7,417	1,440.2
Income tax expense from continuing operations	1,175	447	728	162.9
Income from continuing operations, net of income taxes	$6,757	$68	$6,689	9,836.8

Net sales: Net sales increased to $65,166 for the quarter ended September 30, 2010 from $47,939 for the quarter ended September 30, 2009, an increase of  $17,227 or 35.9%.  Organic sales, defined as net sales excluding sales attributed to the PSI acquisition of $1,858, increased $15,369 or 32%.  Sales increases were in all sensor product lines, with the largest increases in pressure, force and temperature.  The overall increase in sales is due to the improvement in overall global economic conditions, as well as new sales from broader product adoptions and new programs.

Partially offsetting the increase in sales was a translation decrease in sales resulting from changes in foreign currency exchange rates. If the average U.S. dollar / Euro exchange rate had not changed during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, the Company’s net sales would have been higher by approximately $1,288.  Since a portion of the Company’s sales are denominated in Euros and translated into U.S. dollars, there can be a translation decrease or a translation increase in the Company’s net sales depending on changes in exchange rates.  The U.S. dollar appreciated relative to the Euro in comparing average exchange rates for the three months ended September 30, 2010 to the three months ended September 30, 2009.  For example, €1,000 is translated to $1,289 based on the three month average exchange rate ending September 30, 2010, but the same €1,000 is translated to $1,428  using three month average exchange rate ending September 30, 2009.

The global recession in 2008-2009 had been one of the worst recessions in decades, and the overall impact of the recession was evident during the quarter ended September 30, 2009.  Sales during the three months ended September 30, 2009 reflected decreases in all sectors, driven largely by sharp reductions in sales to passenger and non-passenger vehicle customers in U.S., Europe and Asia.

Gross margin:  Gross margin (gross profit as a percent of net sales) increased to approximately 42.6% for the quarter ended September 30, 2010 from approximately 36.1% during the quarter ended September 30, 2009. The increase in margin is mainly due to higher volumes of production and sales and the resulting improvement in leverage and overhead absorption. As with all manufacturers, our gross margins are sensitive to overall volume of business in that certain costs are fixed, and when volumes increase, our margins are higher.  Additionally, margins were favorably impacted by improved product sales mix.  Since the average RMB/U.S. dollar exchange rate was relatively stable for most of the three months ended September 30, 2010 as compared to the corresponding period last year, there was no significant impact on our margins due to the appreciation of the RMB.  However, during the month of September, the RMB appreciated by approximately 1.7%, and we estimated on an annual basis a decrease in our operating income of approximately $174 with every 1% appreciation of the RMB against the U.S. dollar.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates, and other factors.

Selling, general and administrative: Overall, total selling, general and administrative (“total SG&A”) expenses increased $2,413 or 14.8% to $18,679.  Organic SG&A costs, defined as total SG&A excluding SG&A costs associated with the acquisition of PSI of $704, increased $1,709 or 11%.  The increase in total SG&A mainly reflects higher compensation costs, including wage, 401(k) match and incentive compensation accruals, as well as costs associated with the acquisition of PSI.  The Company reinstated compensation rates previously cut during the recession and during the quarter ended September 30, 2010, the Company accrued approximately $150 and $1,055 of 401(k) match and annual incentive compensation, respectively, for which no amounts were accrued last year.

Total SG&A expenses as a percent of net sales decreased to 28.7% from 34%. The decrease in total SG&A as a percent of net sales is due to costs increasing at a lower rate than net sales.

Non-cash equity based compensation:  Non-cash equity based compensation decreased $244 to $567 for the three months ended September 30, 2010, as compared to $811 for the three months ended September 30, 2009. The decrease in non-cash equity based compensation is mainly due to the timing of awards and ratable recognition of share-based compensation expense in that a higher amount is recognized during the initial years and a lower amount is recognized in latter years based on vesting. The Company has generally in the past issued the annual grant of stock option awards in November each year.  Total compensation cost related to share based payments not yet recognized totaled $1,672 at September 30, 2010, which is expected to be recognized over a weighted average period of approximately 1.05 years.

Amortization of acquired intangible assets and deferred financing costs:  Amortization of acquired intangible assets and deferred financing costs decreased $93 to $1,347 for the three months ended September 30, 2010 as compared to $1,440 for the three months ended September 30, 2009.  The decrease in amortization expense is mainly because a number of intangible assets from previous acquisitions having been fully amortized, which was partially offset by the additional amortization expense related to the acquisition of PSI.  Amortization of acquired intangible assets is expected to increase in future quarters due to the PSI acquisition.  Since PSI was acquired on September 8, 2010, only a portion of a month’s amortization expense was recognized during the quarter ended September 30, 2010, and during the next quarter, the Company will recognize three months of amortization expense.  Amortization expense is generally higher during the first year after an acquisition because, among other things, the order back-log is fully amortized during the initial year.

Interest expense, net: Interest expense decreased $134 to $884 for the three months ended September 30, 2010 from $1,018 during the three months ended September 30, 2009.  The decrease in interest expense is due to the decreases in average total outstanding debt and average interest rates.  Average total outstanding debt decreased to approximately $78,085 during the three months ended September 30, 2010 from $79,108 during the three months ended September 30, 2009.  Interest expense is expected to increase next quarter due to higher average outstanding debt levels because of increased borrowings associated with the financing of the acquisition of PSI.  Interest rates declined to approximately 4.0% this year from about 4.7% last year.  The decrease in interest rates mainly reflects the improved pricing with the new Senior Secured Credit Facility.

Foreign currency exchange gains and losses:  Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates with, among other things, the revaluation of balance sheet accounts. When foreign currency exchange rates fluctuate, there is a resulting revaluation of assets and liabilities denominated and accounted for in foreign currencies. For example, our Irish company, which uses the Euro as its functional currency, holds cash denominated in foreign currencies (U.S. dollar). As the Euro appreciates against the U.S. dollar, the cash balances held in those denominations are devalued when stated in terms of Euro, resulting in a foreign currency exchange loss.

The fluctuation in foreign currency exchange from a gain last year to a loss this year mainly reflects the change in the U.S. dollar denominated position at the Company’s European operations, as the value of the U.S. dollar depreciated relative to the Euro during the current and prior year periods.  During the quarter ended September 30, 2010, the Company’s European operations had a net U.S. dollar asset position and during the quarter ended September 30, 2009, the Company’s European operations had a net U.S. dollar liability position.   When the U.S. dollar depreciates relative to the Euro, it has an unfavorable impact when there is a net U.S. dollar asset position, and conversely, when there is a net U.S. dollar liability position, there is a favorable impact when the U.S. dollar depreciates relative to the Euro.  The U.S. dollar liability position in Europe last year reflected certain inter-company payables denominated in U.S. dollars related to the funding of the acquisitions of Atexis and FGP, which were settled during the second half of fiscal 2010.  The net asset position in U.S. dollars during the current year represents cash and trade receivables generated from sales denominated in U.S. dollars.  The Company continues to be impacted by volatility in foreign currency exchange rates, including the impact of the fluctuation of the U.S. dollar relative to the Euro and Swiss franc, as well as the appreciation of the RMB relative to the U.S. dollar.

Income taxes: Income tax expense increased to $1,175 for the three months ended September 30, 2010 from $447 the same period last year.   The fluctuation is primarily due to the generation of higher profits before taxes during the current quarter and the generation of losses before taxes in certain tax jurisdictions during the corresponding period last year.

The overall effective tax rate (income tax expense divided by income from continuing operations before income taxes) for the quarter ended September 30, 2010 was approximately 15%, as compared to approximately 87% for the quarter ended September 30, 2009.  The higher overall effective tax rate last year was mainly due to a number of discrete tax adjustments for Chinese R&D deductions, lower tax rate in Switzerland and the deferred tax liability for distribution of certain earnings from Ireland, which were recorded during the second quarter resulting in additional income tax expense of approximately $184.  Income tax expense without discrete adjustments during interim periods is based on an estimated annual effective tax rate (“estimated ETR”).  The estimated ETR without discrete items for fiscal 2011 is approximately 16%, as compared to the negative 7% estimated ETR without discrete items during the second quarter of fiscal 2010.  The shift from a negative estimated ETR to a positive estimated ETR mainly reflects the change from losses before taxes last year to taxable earnings during the current year.  The overall estimated ETR is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely and subject to change.

SIX MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2009

The following table sets forth certain items from operations in our condensed consolidated statements of operations for the six months ended September 30, 2010 and 2009, respectively:

	Six months ended September 30,
	2010	(As Adjusted) 2009	Change	Percent Change
Net sales	$126,336	$91,661	$34,675	37.8
Cost of goods sold	72,395	58,738	13,657	23.3
Gross profit	53,941	32,923	21,018	63.8
Operating expenses:
Selling, general, and administrative	32,916	28,802	4,114	14.3
Non-cash equity based compensation	1,257	1,411	(154)	(10.9)
Amortization of acquired intangibles and deferred financing costs	3,139	3,162	(23)	(0.7)
Total selling, general and administrative expenses	37,312	33,375	3,937	11.8
Operating income (loss)	16,629	(452)	17,081	(3,779.0)
Interest expense, net	1,642	2,187	(545)	(24.9)
Foreign currency exchange loss (gain)	197	(973)	1,170	(120.2)
Equity income in unconsolidated joint venture	(249)	(210)	(39)	18.6
Other expense	133	29	104	358.6
Income (loss) before income taxes	14,906	(1,485)	16,391	(1,103.8)
Income tax expense (benefit) from continuing operations	2,561	(75)	2,636	(3,514.7)
Income from continuing operations, net of income taxes	12,345	(1,410)	13,755	(975.5)
Loss from discontinued operations, net of income taxes	-	(125)	125	(100.0)
Net income (loss)	$12,345	$(1,535)	$13,880	(904.2)

Net sales: Net sales increased to $126,336 for the six months ended September 30, 2010 from $91,661 for the six months ended September 30, 2009, an increase of  $34,675 or 37.8%.  Organic sales, defined as net sales excluding sales attributed to the PSI acquisition of $1,858, increased $32,817 or 35.8%.  Sales increases were in all sensor product lines, with the largest increases in temperature, pressure and force.  The overall increase in sales is due to the improvement in overall global economic conditions, as well as new sales from broader product adoptions and new programs.

Partially offsetting the increase in sales was a translation decrease in sales resulting from changes in foreign currency exchange rates.  If the average U.S. dollar / Euro exchange rate had not changed during the six months ended September 30, 2010 as compared to the six months ended September 30, 2009, the Company’s net sales would have been higher by approximately $2,643.  Since a portion of the Company’s sales are denominated in Euros and translated into U.S. dollars, there can be a translation decrease or a translation increase in the Company’s net sales depending on changes in exchange rates.  The U.S. dollar appreciated relative to the Euro in comparing average exchange rates for the six months ended September 30, 2010 to the six months ended September 30, 2009.  For example, €1,000 is translated to $1,281 based on the six month average exchange rate ending September 30, 2010, but the same €1,000 is translated to $1,394 using six average exchange rate ending September 30, 2009.

The global recession in 2008-2009 had been one of the worst recessions in decades, and the overall impact of the recession was evident during the six months ended September 30, 2009.  Sales during the six months of last fiscal year reflected decreases in all sectors, driven largely by sharp reductions in sales to passenger and non-passenger vehicle customers in U.S., Europe and Asia.

Gross margin:  Gross margin (gross profit as a percent of net sales) increased to approximately 42.7% for the six months ended September 30, 2010 from approximately 36% during the six months ended September 30, 2009. The increase in margin is mainly due to higher volumes of production and sales and the resulting improvement in leverage and overhead absorption. As with all manufacturers, our gross margins are sensitive to overall volume of business in that certain costs are fixed, and when volumes increase, our margins are higher.  Additionally, margins were favorably impacted by improved product sales mix.  Since the average RMB/U.S. dollar exchange rate for the six months ended September 30, 2010 was relatively stable as compared to the corresponding period last year, there was no significant impact on our margins due to the appreciation of the RMB.  However, during the month of September, the RMB appreciated by approximately 1.7%, and we estimated on an annual basis a decrease in our operating income of approximately $174 with every 1% appreciation of the RMB against the U.S. dollar.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates, and other factors.

Selling, general and administrative: Overall, total selling, general and administrative (“total SG&A”) expenses increased $3,937 or 11.8% to $37,312.  Organic SG&A costs, defined as total SG&A excluding SG&A costs associated with the PSI acquisition of $704, increased $3,233 or 10%.  The increase in total SG&A mainly reflects higher compensation costs, including wage, 401(k) match, and incentive compensation accruals.  The Company reinstated compensation rates previously cut during the recession and the Company accrued approximately $300 and $2,105 of 401(k) match and annual incentive compensation, respectively, for which no amounts were accrued last year.

Total SG&A expenses as a percent of net sales decreased to 29.5% from 36.5%. The decrease in total SG&A as a percent of net sales is due to improved leverage with costs increasing at a lower rate than net sales.

Non-cash equity based compensation:  Non-cash equity based compensation decreased $154 to $1,257 for the six months ended September 30, 2010, as compared to $1,411 for the six months ended September 30, 2009. The decrease in non-cash equity based compensation is mainly due to the timing of awards and ratable recognition of share-based compensations expense in that a higher amount is recognized during the initial years and a lower amount is recognized in latter years based on scheduled vesting.  Total compensation cost related to share based payments not yet recognized totaled $1,672 at September 30, 2010, which is expected to be recognized over a weighted average period of approximately 1.05 years.

Amortization of acquired intangible assets and deferred financing costs:  Amortization of acquired intangible assets and deferred financing costs decreased $23 to $3,139 for the six months ended September 30, 2010 as compared to $3,162 for the six months ended September 30, 2009.  The decrease in amortization expense is mainly because a number of intangible assets from previous acquisitions have been fully amortized.  However, amortization of acquired intangible assets is expected to increase in future quarters due to the PSI acquisition.  Since PSI was acquired on September 8, 2010, less than one month of amortization expense was recognized during the six months ended September 30, 2010, and during the next quarter, there will be a full quarter of amortization expense related to the PSI acquisition.  Amortization expense is generally higher during the first year after an acquisition because, among other things, the order back-log is fully amortized during the initial year.

Interest expense, net: Interest expense decreased $545 to $1,642 for the six months ended September 30, 2010 from $2,187 during the six months ended September 30, 2009.  The decrease in interest expense is due to the decreases in average total outstanding debt and average interest rates.  Average total outstanding debt decreased to approximately $75,002 during the six months ended September 30, 2010 from $80,870 during the six months ended September 30, 2009.  Average outstanding debt levels will increase in future quarters because of higher borrowings associated with the financing of the acquisition of PSI.  Interest rates declined to approximately 4.2% this year from about 5.0% last year.  The decrease in interest rates mainly reflects the improved pricing with the new Senior Secured Credit Facility.

Foreign currency exchange gains and losses:  Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates with, among other things, the revaluation of balance sheet accounts. When foreign currency exchange rates fluctuate, there is a resulting revaluation of assets and liabilities denominated and accounted for in foreign currencies. For example, our Irish company, which uses the Euro as its functional currency, holds cash denominated in foreign currencies (U.S. dollar). As the Euro appreciates against the U.S. dollar, the cash balances held in those denominations are devalued when stated in terms of Euro, resulting in a foreign currency exchange loss.

The fluctuation in foreign currency exchange from a gain last year to a loss this year mainly reflects the change in the U.S. dollar denominated position at the Company’s European operations, as the value of the U.S. dollar depreciated relative to the Euro during the current and prior year periods.  During the six months ended September 30, 2010, the Company’s European operations had a net U.S. dollar asset position and during the six months ended September 30, 2009, the Company had a net U.S. dollar liability position.   When the U.S. dollar depreciates relative to the Euro, it has an unfavorable foreign currency exchange impact when there is a net U.S. dollar asset position, and conversely, when there is a net U.S. dollar liability position, there is a favorable foreign currency exchange impact when the U.S. dollar depreciates relative to the Euro.  The U.S. dollar liability position in Europe last year reflected certain inter-company payables denominated in U.S. dollars related to the funding of the acquisitions of Atexis and FGP, which were settled during the second half of fiscal 2010.  The net asset position in U.S. dollars during the current year represents cash and trade receivables generated from sales denominated in U.S. dollars.  The Company continues to be impacted by volatility in foreign currency exchange rates, including the impact of the fluctuation of the U.S. dollar relative to the Euro and Swiss franc, as well as the appreciation of the RMB relative to the U.S. dollar.

Income taxes: Income tax expense increased $2,636 to $2,561 for the six months ended September 30, 2010, as compared to $75 income tax benefit during the same period last year.   The fluctuation is primarily due to the generation of higher profits before taxes during the current period and the generation of losses before taxes in certain tax jurisdictions during the corresponding period last year.

The overall effective tax rate (income tax expense (benefit) divided by income from continuing operations before income taxes) for the six months ended September 30, 2010 was approximately 17%, as compared to a negative 5% for the six ended September 30, 2009.  Income tax expense or benefit without discrete adjustments during interim periods is based on an estimated annual effective tax rate (“estimated ETR”).  The estimated ETR without discrete items for fiscal 2011 is approximately 16%, as compared to the negative 7% estimated ETR without discrete items during the first six months of fiscal 2010.  The shift in the estimated ETR from a negative to a positive ETR mainly reflects the shift from losses before taxes last year to taxable earnings during the current year.  The overall estimated ETR is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely and subject to change.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $26,458 at September 30, 2010, an increase of $3,293 as compared to March 31, 2010, reflecting, among other factors, positive cash flows generated from operating activities and borrowings to fund the PSI acquisition, partially offset by the utilization of certain cash balances for the acquisition of PSI and purchases of property, plant and equipment.

The following compares the primary categories of the consolidated condensed statement of cash flows for the six months ended September 30, 2010 and 2009:

	Six months ended September 30,
	2010	2009	Change

Net cash provided by operating activities	$12,753	$15,945	$(3,192)

Net cash used in investing activities	(29,712)	(2,334)	(27,378)

Net cash used in financing activities	19,847	(9,850)	29,697

Effect of exchange rate changes on cash	405	561	(156)

Net change in cash and cash equivalents	$3,293	$4,322	$(1,029)

A key source of the Company’s liquidity is its ability to generate operating cash flows.  The Company continues to generate positive operating cash flows, but as compared to the same period last year, cash flows provided by operating activities decreased $3,192 to $12,753 for the six months ended September 30, 2010.  The decrease in operating cash flows was mainly due to the decrease in cash flows from operating working capital (changes in trade accounts receivables, inventory, and accounts payable), which declined by $16,893 as compared to the six months ending September 30, 2009.  The decline in cash flows from operating working capital was partially offset by the $13,755 increase in income from continuing operations.  The two largest drivers of the decrease in current period operating cash flows are the increases in inventory and trade receivables.  Inventory balances increased $7,942 because of the higher levels of inventory to support the increase in sales.  The $5,363 increase in accounts receivable mainly reflects the increase in sales, as compared to a decrease in accounts receivable last year due the overall decline in sales due to the recession.  Offsetting the increases in inventory and receivables is the $3,552 increase in accounts payable, which corresponds to higher inventory purchases.  The increase in the income tax receivable reflects, among other things, the accrual of certain research tax credits.

Historically, funding for business acquisitions constitutes one of the more significant, if not the most significant, use of the Company’s cash.  Net cash used in investing activities was $29,712 as compared to $2,334 last year. The increase in net cash used in investing activities is due to the acquisition of PSI.  There were no significant cash outlays for business acquisitions during the six months ended September 30, 2009.  The increase in capital expenditures during the first six months of fiscal 2011 reflects the purchase of equipment for the manufacturing of new products and programs, and the lower level of capital spending during the prior year mainly reflected the various cost control measures in direct response to the recession.

Net cash provided by financing activities totaled $19,847 for the six months ended September 30, 2010, as compared to $9,850 in net cash used in financing activities during the corresponding period last year.  The borrowings from revolver and long-term debt and the corresponding repayments of the revolver and long-term debt reflect the financing activities associated with the refinancing executed on June 1, 2010. The Company’s credit facilities are mainly utilized to fund acquisitions, and with the purchase of PSI during the current period, the Company’s borrowings increased accordingly.  There were no acquisitions during the previous year.  Last year, the Company made debt payments as part of our efforts to reduce debt levels during the recession.  The Company did not make any payments to reduce overall debt levels during the first six of fiscal 2011, but maintained cash balances to partially fund acquisitions, as well as operations to, among other things, support increased working capital requirements resulting from higher sales, as well as capital expenditures for new programs.

Long-term debt:  The Company entered into a new Credit Agreement (the "Senior Secured Credit Facility") dated June 1, 2010 among JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the "Senior Secured Facility Agents"), Bank America, N.A., as syndication agent, and certain other parties thereto (the "Credit Agreement") to refinance the Amended and Restated Credit Agreement effective as of April 1, 2006 among the Company, General Electric Capital Corporation, as agent and a lender, and certain other parties thereto and to provide for the working capital needs of the Company including to effect permitted acquisitions.  The Senior Secured Facility consists of a $110,000 revolving credit facility (the "Revolving Credit Facility") with a $50,000 accordion feature enabling expansion of the Revolving Credit Facility to $160,000.  The Revolving Credit Facility has a variable interest rate based on either the London Inter-bank Offered Rate ("LIBOR") or the ABR Rate (prime based rate) with applicable margins ranging from 2.00% to 3.25% for LIBOR based loans or 1.00% to 2.25% for ABR Rate loans.  The applicable margins may be adjusted quarterly based on a change in the leverage ratio of the Company.  The Senior Secured Credit Facility also includes the ability to borrow in currencies other than U.S. dollars, such as the Euro and Swiss Franc, up to $66,000.   Commitment fees on the unused balance of the Revolving Credit Facility range from 0.375% to 0.50% per annum of the average amount of unused balances.  The Revolving Credit Facility will expire on June 1, 2014 and all balances outstanding under the Revolving Credit Facility will be due on such date.  The Company has provided a security interest in substantially all of the Company's U.S. based assets as collateral for the Senior Secured Credit Facility and private placement of credit facilities entered into by the Company from time to time not to exceed $50,000, including the Prudential Shelf Facility (as defined below).  The Senior Secured Credit Facility includes an inter-creditor arrangement with Prudential and is on a pari passu (equal force) basis with the Prudential Shelf Facility.

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

As of September 30, 2010, the Company utilized the LIBOR based rate for $60,746 of the Revolving Credit Facility. The weighted average interest rate applicable to borrowings under the Revolving Credit Facility was approximately 2.4% at September 30, 2010. As of September 30, 2010, the outstanding borrowings on the Revolving Credit Facility, which is classified as non-current, were $62,746, and the Company had an additional $47,254 available under the Revolving Credit Facility. The Company’s borrowing capacity was limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity was subject to change.  At September 30, 2010, the Company could have borrowed an additional $47,254.

On June 1, 2010, the Company entered into a Master Shelf Agreement (the "Prudential Shelf Facility") with Prudential Investment Management, Inc. ("Prudential") whereby Prudential agreed to purchase up to $50,000 of senior secured notes (the "Senior Secured Notes") issued by the Company.  Prudential purchased two Senior Secured Notes each for $10,000 and the remaining $30,000 of such Senior Secured Notes may be purchased at the discretion of Prudential or one or more of its affiliates upon the request of the Company.  The Prudential Shelf Facility has a fixed interest rate of 5.70% and 6.15% for each of the two $10,000 Senior Secured Notes issued by the Company and the Senior Secured Notes issued there under are due on June 1, 2015 and 2017, respectively.   The Prudential Shelf Facility includes specific financial covenants for maximum total leverage ratio and minimum fixed charge coverage ratio consistent with the Senior Secured Credit Facility, as well as customary representations, warranties, covenants and events of default.  The Prudential Shelf Facility includes an inter-creditor arrangement with the Senior Secured Facility Agents and is on a pari passu (equal force) basis with the Senior Secured Facility.

The Company was in compliance with applicable financial covenants at September 30, 2010.

China credit facility:  On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co. Ltd (“CMB”).   The China Credit Facility permits MEAS China to borrow up to RMB 68,000 (approximately $10,000).   Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal.  MEAS China has pledged its Shenzhen facility to CMB as collateral.  The interest rate is based on the London Inter-bank Offered Rate (“LIBOR”) plus a LIBOR spread, depending on the term of the loan when drawn.  The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China.  At September 30, 2010, there was $5,000 borrowed against the China Credit Facility at an interest rate of 5.05% and is classified as short-term debt since it is payable on January 29, 2011.  At September 30, 2010, MEAS China could borrow an additional $5,000 under the China Credit Facility.

European credit facility:  On July 21, 2010, the Company’s subsidiary in France (“MEAS Europe”) entered into a five year credit facility agreement (the “European Credit Facility”) with La Societe Bordelaise de Credit Industriel et Commercial (“CIC”).  The European Credit Facility permits MEAS Europe to borrow up to €2,000 (approximately $2,600).    Specific covenants include specific financial covenants for maximum leverage ratio and net debt to equity ratio, as well as customary limitations, compliance with laws and regulations, use of proceeds, and timely payment of interest and principal.  MEAS Europe has pledged its Les Clayes-sous-Bois, France facility to CIC as collateral.  The interest rate is based on the EURIBOR Offered Rate (“EURIBOR”) plus a spread of 1.8%.  The EURIBOR interest rate will vary depending on the term of the loan when drawn.  The purpose of the European Credit Facility is primarily to provide additional flexibility in funding operations of MEAS Europe.  At September 30, 2010, there were no amounts borrowed against the European Credit Facility and MEAS Europe could borrow €2,000.

Promissory notes:  In connection with the acquisition of Intersema, the Company issued 10,000 Swiss franc unsecured promissory notes (the “Intersema Notes”).  At September 30, 2010, the Intersema Notes totaled $5,122, of which $2,561 was classified as current. The Intersema Notes are payable in four equal annual installments through January 15, 2012, and bear an interest rate of 4.5% per year.

Acquisition earn-outs and contingent payments:
In connection with the Visyx acquisition, the Company has a contingent payment obligation of approximately $2,000 based on the commercialization of certain sensors, and a sales performance based earn-out totaling $9,000. At September 30, 2010, the Company has recorded approximately $35 for the sales based earn-out related to Visyx and $0 for the $2,000 commercialization earn-out.  However, subsequent to September 30, 2010, the earn-out related to the successful commercialization of certain sensors was met, and during the third fiscal quarter ending December 31, 2010, the Company will record this $2,000 as additional purchase price.  In connection with the Atexis acquisition, the selling shareholders have the potential to receive up to an additional €2,000 tied to sales growth thresholds through calendar 2010.  No amounts related to the Atexis earn-out were accrued at September 30, 2010, because the contingencies were not determinable or achieved.

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

At September 30, 2010, we had approximately $26,458 of available cash, and availability under the revolver of approximately $47,254 after considering the limitations set on the Company’s total leverage under the revolving credit facility.  This cash balance includes cash of $10,679 in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations.  The Company’s cash balances are generated and held in numerous locations throughout the world, including substantial amounts held outside the United States. The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed. Wherever possible, cash management is centralized and intra-company financing is used to provide working capital to the Company’s operations. Cash balances held outside the United States could be repatriated to the United States, but, under current tax laws and consistent with our tax planning strategies and position that undistributed earnings of most of our foreign operations are indefinitely reinvested outside of the U.S., would potentially be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted or prohibited by local laws. Where local restrictions prevent an efficient intra-company transfer of funds, the Company’s intent is that cash balances would remain in the foreign country and it would meet United States liquidity needs through ongoing cash flows, external borrowings, or both.

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

At present, there are no material restrictions on the ability of our Hong Kong and European subsidiaries to transfer funds to us in the form of cash dividends, loans, advances, or purchases of materials, products, or services, except with regard to our tax planning strategies and position that undistributed earnings of most of our foreign operations are indefinitely reinvested outside of the U.S. Chinese laws and regulations, including currency exchange controls, however, restrict distribution and repatriation of dividends by our China subsidiary.

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

AGGREGATE CONTRACTUAL OBLIGATIONS:  As of September 30, 2010, the Company’s contractual obligations, including payments due by period, are as follows:

Contractual Obligations:	Payment due by period
	Total	1 year	2-3 years	4-5 years	> 5 years
Long-term debt obligations	$93,872	$7,758	$2,867	$73,247	$10,000
Interest obligation on long-term debt	12,709	3,164	5,714	3,494	337
Capital lease obligations	145	128	17	-	-
Operating lease obligations	23,459	3,850	7,033	5,329	7,248
Purchase obligations	5,228	5,190	38	-	-
Other long-term obligations*	10,987	10,883	104	-	-
Total	$146,401	$30,973	$15,773	$82,070	$17,585

* Other long-term obligations on the Company’s balance sheet under GAAP primarily consist of obligations under warranty polices, foreign currency contracts and tax liabilities. The timing of cash flows associated with these obligations is based upon management’s estimate over the terms of these arrangements and are largely based on historical experience.

The above contractual obligation table excludes certain contractual obligations, such as earn-outs related to acquisitions,  possible severance payments to certain executives or operating sub-lease guarantee, since these contractual commitments are not accrued as liabilities at September 30, 2010.  These contractual obligations are accrued as liabilities when the respective contingencies are estimable or determinable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Amounts in thousands)

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

Interest Rate Risk:  Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility is variable and accrues at a rate based on either a LIBOR rate plus a LIBOR margin or at an Indexed (prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at our election. Our results will be adversely affected by any increase in interest rates. For example, based on the $62,746 of total revolver debt outstanding under these facilities at September 30, 2010, an interest rate increase of 100 basis points would increase annual interest expense and decrease our pre-tax profitability by $627.  Interest on the principal amounts of our borrowings under our term loans accrues interest at fixed rates of interest.  If interest rates decline, the Company would not be able to benefit from the lower rates on our long-term debt.  For example, based on the $20,000 of total debt outstanding under these facilities at September 30, 2010, an interest rate decrease of 100 basis points would result in higher annual interest expense of $200.  We do not currently hedge these interest rate exposures.

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

Foreign Currency Exchange Rate Risk:  Foreign currency exchange rate risk arises from the Company’s investments in subsidiaries owned and operated in foreign countries, as well as from transactions with customers in countries outside the United States. The effect of a change in currency exchange rates on the Company’s net investment in international subsidiaries is reflected in the “accumulated other comprehensive income” component of stockholders’ equity. A 10% appreciation in major currencies relative to the U.S. dollar at September 30, 2010 would result in an increase in stockholders’ equity of approximately $12,165 .

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

The value of the RMB relative to the U.S. dollar appreciated approximately 2.0% during the six months of fiscal 2011, including approximately 1.7% in September 2010.  Overall, the RMB was stable during fiscal 2010. The Chinese government no longer pegs the RMB to the US dollar, but established a currency policy letting the RMB trade in a narrow band against a basket of currencies. The Company has more expenses in RMB than sales (i.e., short RMB position), and as such, when the U.S. dollar weakens relative to the RMB, our operating profits decrease. Based on our net exposure of RMB to U.S. dollars for the fiscal year ended March 31, 2010 and forecast information for fiscal 2011, we estimate a negative operating income impact of approximately $174 for every 1% appreciation in RMB against the U.S. dollar (assuming no price increases passed to customers, and no associated cost increases or currency hedging). We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

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

The Company has a number of foreign currency exchange contracts in Asia and Europe in an attempt to hedge the Company’s exposure to the RMB and Euro. The RMB/U.S. dollar and Euro/U.S. dollar currency contracts have notional amounts totaling $10,000 and $541, respectively, with exercise dates through September 30, 2011 at average exchange rates of $0.1488 (RMB to U.S. dollar conversion rate) and $1.32 (Euro to U.S. dollar conversion rate).  With the RMB/U.S. dollar contracts, for every 1% depreciation of the RMB, the Company would be exposed to approximately $100 in additional foreign currency exchange losses.  With the Euro/U.S. dollar contracts, for every 1% depreciation of the Euro, the Company would be exposed to approximately $5 in additional foreign currency exchange losses. Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in results of operations, not in other comprehensive income.

To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

ITEM 4. CONTROLS AND PROCEDURES

(Amounts in thousands)

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer with the participation of management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2010, management did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s evaluation of the Company’s internal controls and procedures as of September 30, 2010 excluded the evaluation of internal controls for the Company’s recent acquisition, Pressure Systems, Inc.  The Company continues to work on the integration of Pressure Systems, Inc. into the Company’s enterprise resource platform and management reporting/analysis information systems.  At September 30, 2010, Pressure Systems, Inc. represented $8,629 in total assets, excluding goodwill and intangible assets resulting from acquisition accounting, and $1,858 in net sales since the date of acquisition.

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

Measurement Specialties, Inc. (Registrant)

Date: November 3, 2010	By:	/s/ Frank D. Guidone
Frank D. Guidone President, Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2010	By:	/s/ Mark Thomson
Mark Thomson Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Frank D. Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Mark Thomson required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Frank D. Guidone and Mark Thomson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350