Form 10-Q
period 2010-12-31
Measurement Specialties Inc
filed 2011-02-02
CIK 778734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:  At January 27, 2011, the number of shares outstanding of the Registrant’s common stock was 14,955,961.

MEASUREMENT SPECIALTIES, INC.
FORM 10-Q
TABLE OF CONTENTS
DECEMBER 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,		Nine months ended December 31,
(Amounts in thousands, except per share amounts)	2010	(As Adjusted) 2009	2010	(As Adjusted) 2009
Net sales	$71,687	$53,595	$198,022	$145,256
Cost of goods sold	42,030	32,327	114,424	91,065
Gross profit	29,657	21,268	83,598	54,191
Selling, general, and administrative expenses	20,752	17,425	58,065	50,800
Operating income	8,905	3,843	25,533	3,391
Interest expense, net	753	905	2,395	3,092
Foreign currency exchange loss (gain)	(63)	(64)	134	(1,037)
Equity income in unconsolidated joint venture	(153)	(118)	(402)	(328)
Other expense (income)	(24)	52	110	79
Income before income taxes	8,392	3,068	23,296	1,585
Income tax expense (benefit)	893	(196)	3,453	(271)
Income from continuing operations, net of income taxes	7,499	3,264	19,843	1,856
Loss from discontinued operations, net of income taxes	-	(16)	-	(142)
Net income	$7,499	$3,248	$19,843	$1,714

Earnings per common share - Basic:
Income from continuing operations, net of income taxes	$0.51	$0.22	$1.36	$0.13
Loss from discontinued operations	-	-	-	(0.01)
Net income - Basic	$0.51	$0.22	$1.36	$0.12

Earnings per common share - Diluted:
Income from continuing operations, net of income taxes	$0.49	$0.22	$1.30	$0.13
Loss from discontinued operations	-	-	-	(0.01)
Net income - Diluted	$0.49	$0.22	$1.30	$0.12

Weighted average shares outstanding - Basic	14,684	14,504	14,609	14,492
Weighted average shares outstanding - Diluted	15,447	14,686	15,222	14,629

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands)	December 31, 2010	(As Adjusted) March 31, 2010

ASSETS

Current assets:
Cash and cash equivalents	$30,716	$23,165
Accounts receivable trade, net of allowance for
doubtful accounts of $618 and $464, respectively	37,303	29,689
Inventories, net	53,670	40,774
Deferred income taxes, net	1,609	1,602
Prepaid expenses and other current assets	3,878	3,148
Other receivables	1,237	659
Income taxes receivable	-	1,287
Total current assets	128,413	100,324

Property, plant and equipment, net	48,439	44,437
Goodwill	116,067	99,235
Acquired intangible assets, net	29,358	23,613
Deferred income taxes, net	6,994	6,607
Investment in unconsolidated joint venture	2,410	2,117
Other assets	1,642	939
Total assets	$333,323	$277,272

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	December 31, 2010	(As Adjusted) March 31, 2010

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$5,000	$5,000
Current portion of long-term debt	161	2,295
Current portion of capital lease obligations	80	193
Current portion of promissory notes payable	2,657	2,349
Accounts payable	19,505	17,884
Accrued expenses	5,479	4,719
Accrued compensation	10,777	7,882
Income taxes payable	1,072	-
Deferred income taxes, net	205	182
Other current liabilities	3,089	3,064
Total current liabilities	48,025	43,568

Revolver	56,746	53,547
Long-term debt, net of current portion	20,873	6,488
Capital lease obligations, net of current portion	16	63
Promissory notes payable, net of current portion	2,657	2,349
Deferred income taxes, net	6,828	2,969
Other liabilities	1,335	1,292
Total liabilities	136,480	110,276

Equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	-	-
Common stock, no par; 25,000,000 shares authorized; 14,906,596
and 14,534,431 shares issued and outstanding, respectively	-	-
Additional paid-in capital	92,509	85,338
Retained earnings	92,977	73,134
Accumulated other comprehensive income	11,357	8,524
Total equity	196,843	166,996
Total liabilities and shareholders' equity	$333,323	$277,272

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

				Accumulated		Compre-
	Shares of	Additional		Other		hensive
	Common	Paid-in	Retained	Comprehensive		Income
(Dollars in thousands)	Stock	Capital	Earnings	Income	Total	(Loss)
Balance, March 31, 2009	14,483,622	$81,948	$67,218	$8,110	$157,276
Comprehensive income:
Net income		-	1,714	-	1,714	$1,714
Currency translation adjustment		-	-	4,040	4,040	4,040
Comprehensive income						$5,754
Non-cash equity based compensation		2,275	-	-	2,275
Amounts from exercise of stock options	26,335	56	-	-	56
Balance, December 31, 2009	14,509,957	$84,279	$68,932	$12,150	$165,361

Balance, March 31, 2010	14,534,431	$85,338	$73,134	$8,524	$166,996
Comprehensive income:
Net income		-	19,843	-	19,843	$19,843
Currency translation adjustment		-	-	2,833	2,833	2,833
Comprehensive income						$22,676
Non-cash equity based compensation		2,231	-	-	2,231
Amounts from exercise of stock options	372,165	4,818	-	-	4,818
Tax benefit from exercise of stock options		122	-	-	122
Balance, December 31, 2010	14,906,596	$92,509	$92,977	$11,357	$196,843

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended December 31,
(Amounts in thousands)	2010	(As Adjusted) 2009
Cash flows from operating activities:
Net income	$19,843	$1,714
Loss from discontinued operations	-	(142)
Income from continuing operations	19,843	1,856
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	11,226	10,835
Loss (gain) on sale of assets	(3)	71
Non-cash equity based compensation	2,231	2,275
Deferred income taxes	360	619
Equity income in unconsolidated joint venture	(402)	(328)
Unconsolidated joint venture distributions	114	815
Net change in operating assets and liabilities:
Accounts receivable, trade	(5,264)	1,000
Inventories	(10,316)	3,819
Prepaid expenses, other current assets and other receivables	(864)	(164)
Other assets	62	(3)
Accounts payable	451	(175)
Accrued expenses, accrued compensation, other current and other liabilities	3,365	3,139
Income taxes payable and income taxes receivable	1,784	(2,744)
Net cash provided by operating activities	22,587	21,015
Cash flows from investing activities:
Purchases of property and equipment	(6,676)	(3,727)
Proceeds from sale of assets	33	74
Acquisition of business, net of cash acquired	(27,037)	(100)
Net cash used in investing activities	(33,680)	(3,753)
Cash flows from financing activities:
Borrowings from revolver	62,746	-
Borrowings from long-term debt	20,000	-
Repayments of short-term debt, revolver, and capital leases	(59,700)	(8,549)
Repayments of long-term debt	(8,145)	(5,801)
Tax benefit from exercise of stock options	122	-
Payment of deferred financing costs	(1,568)	(832)
Proceeds from exercise of options and employee stock purchase plan	4,818	56
Net cash provided by (used in) financing activities	18,273	(15,126)

Net cash provided by operating activities of discontinued operations	-	141
Net cash provided by discontinued operations	-	141

Net change in cash and cash equivalents	7,180	2,277
Effect of exchange rate changes on cash	371	444
Cash, beginning of year (As Adjusted)	23,165	22,277
Cash, end of period	$30,716	$24,998

Supplemental Cash Flow Information:
Cash paid or received during the period for:
Interest paid	$(2,935)	$(2,938)
Income taxes paid	(1,876)	(3,729)
Income taxes refunded	1,890	2,384

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

Interim financial statements:  The information presented as of December 31, 2010 and for the three and nine months ended December 31, 2010 and 2009 is unaudited, and reflects all adjustments (consisting only of normal recurring adjustments) which Measurement Specialties, Inc. (the “Company,” “MEAS,” or “we”) considers necessary for the fair presentation of the Company’s financial position as of December 31, 2010, the results of its operations for the three and nine months ended December 31, 2010 and 2009, and cash flows for the nine months ended December 31, 2010 and 2009. The Company’s March 31, 2010 condensed consolidated balance sheet information was derived from the audited consolidated financial statements for the year ended March 31, 2010, which are included as part of the Company’s Annual Report on Form 10-K.

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

The following provides the adjustments made to the prior year financial statements and related information with regard to the change in accounting for NT to conform with current year presentation:

	Previously reported three months ended December 31, 2009	Adjustment	As adjusted three months ended December 31, 2009	Previously reported nine months ended December 31, 2009	Adjustment	As adjusted nine months ended December 31, 2009
Condensed Consolidated Statement of Operations:
Net Sales	$54,755	$(1,160)	$53,595	$148,583	$(3,327)	$145,256
Cost of goods sold	32,795	(468)	32,327	92,472	(1,407)	91,065
Gross profit	21,960	(692)	21,268	56,111	(1,920)	54,191
Selling, general and administrative expenses	17,713	(288)	17,425	51,513	(713)	50,800
Operating income	4,247	(404)	3,843	4,598	(1,207)	3,391
Equity income in unconsolidated joint venture	-	(118)	(118)	-	(328)	(328)
Income before income taxes	3,354	(286)	3,068	2,464	(879)	1,585
Income from continuing operations,
net of income taxes	3,382	(118)	3,264	2,184	(328)	1,856
Income tax expense (benefit)	(28)	(168)	(196)	280	(551)	(271)
Net income	3,366	(118)	3,248	2,042	(328)	1,714
Net income attributable to noncontrolling interest	118	(118)	-	328	(328)	-
Net income attributable to MEAS	3,248	(3,248)	-	1,714	(1,714)	-

	Previously reported nine months ended December 31, 2009	Adjustment	As adjusted nine months ended December 31, 2009

Condensed Consolidated Statement of Cash Flows:
Net income	$2,042	$(186)	$1,856
Loss on sale of assets	64	7	71
Equity income in unconsolidated joint venture	-	(328)	(328)
Unconsolidated joint venture distributions	-	815	815
Accounts receivable, trade	834	166	1,000
Inventories	3,768	51	3,819
Prepaid expenses and other current assets	(204)	40	(164)
Other assets	1,126	(1,129)	(3)
Accounts payable	193	(368)	(175)
Accrued expenses and other liabilities	3,027	112	3,139
Income tax payable and income tax receivable	(2,836)	92	(2,744)
Net cash provided by operating activities	21,885	(870)	21,015

Purchases of property and equipment	(3,683)	(44)	(3,727)
Net cash used in investing activities	(3,709)	(44)	(3,753)

Noncontrolling interest distributions	(815)	815	-
Net cash used in financing activities	(15,941)	815	(15,126)

	Previously Reported		As Adjusted
	March 31, 2010	Adjustment	March 31, 2010
Assets:
Cash	$24,293	$(1,128)	$23,165
Accounts receivable	31,224	(1,535)	29,689
Inventory	41,483	(709)	40,774
Prepaid expenses and other current assets	3,149	(1)	3,148
Income tax receivable	997	290	1,287
Deferred income taxes	1,720	(118)	1,602
Other receivables	757	(98)	659
Due from joint venture partner	918	(918)	-
Total current assets	104,541	(4,217)	100,324

Property and equipment	44,795	(358)	44,437
Other assets	1,184	(245)	939
Investment in unconsolidated joint venture	-	2,117	2,117
Total assets	279,975	(2,703)	277,272

Liabilities:
Accounts payable	18,144	(260)	17,884
Accrued compensation	8,075	(193)	7,882
Other current liabilities	3,197	(133)	3,064
Total current liabilities	44,154	(586)	43,568
Total liabilities	110,862	(586)	110,276

Equity:
Noncontrolling interest	2,117	(2,117)	-
Total equity	169,113	(2,117)	166,996
Total liabilities and shareholders' equity	279,975	(2,703)	277,272

The nature of the Company’s involvement with NT is not as a sponsor of a qualifying special purpose entity (“QSPE”) for the transfer of financial assets.  NT is a self-sustaining manufacturer and distributor of temperature based sensor systems in Asian markets.  The assets of NT are used in the joint venture’s operations and the VIE relationship does not expose the Company to risks not considered normal business risks.

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

3. STOCK BASED COMPENSATION AND PER SHARE INFORMATION

Non-cash equity-based compensation expense for the three months ended December 31, 2010 and 2009 was $974 and $865, respectively, and for the nine months ended December 31, 2010 and 2009 was $2,231 and $2,275, respectively.  During the three and nine months ended December 31, 2010, the Company granted a total of 441,030 and 518,106, respectively, options and restricted stock units from the 2008 Equity Incentive Plan (the “2008 Plan”) and the 2010 Equity Inventive Plan (the “2010 Plan”). The estimated fair value of stock options and restricted stock units granted during the three and nine months ended December 31, 2010 approximated $5,034 and $5,633, respectively, net of expected forfeitures and is being recognized over their respective vesting periods. During the three and nine months ended December 31, 2010, the Company recognized $267 and $507, respectively, of expense related to these options.

The Company has five equity-based compensation plans for which options are currently outstanding.  At the Company’s Annual Shareholders’ meeting on September 22, 2010, the Company’s shareholders approved a new stock-based compensation plan, the 2010 Plan.  With the adoption of the 2010 Plan, no further options may be granted under the 2008 Plan.  The 2010 Plan permits the granting of incentive stock options, non-qualified stock options, and restricted stock units.  Subject to certain adjustments, the maximum number of shares of common stock that may be issued under the 2010 Plan in connection with awards is 1,600,000 shares.  These plans are administered by the compensation committee of the Board of Directors, which approves grants to individuals eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. The Chief Executive Officer can also grant individual awards up to certain limits as approved by the compensation committee. Awards are generally granted based on the individual’s performance. Terms for stock-option awards include pricing based on the closing price of the Company’s common stock on the award date, and generally vest over three to five year requisite service periods using a graded vesting schedule or subject to performance targets established by the compensation committee. Shares issued under stock option plans are newly issued common stock. Readers should refer to Note 14 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 for additional information related to the four share-based compensation plans under which options are currently outstanding and the Company’s 2010 Proxy Statement and Additional Proxy Materials on Schedule 14A for our annual meeting of shareholders filed on July 29, 2010 and September 7, 2010, respectively, for further information related to the 2010 Plan.

The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of equity-based awards with the following assumptions for the indicated period.

	Three Months Ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Dividend yield	-	-	-	-
Expected volatility	68.8%	64.0%	68.3%	62.9%
Risk free interest rate	0.9%	1.9%	1.1%	2.1%
Expected term after vesting (in years)	2.0	2.0	2.0	2.0
Weighted-average grant-date fair value	$13.71	$4.58	$13.00	$3.48

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

During the nine months ended December 31, 2010, 372,165 stock options were exercised yielding $4,818 in cash proceeds and $122 tax benefit recognized as additional paid-in capital.  At December 31, 2010, there was $5,976 of unrecognized compensation cost adjusted for estimated forfeitures related to share-based payments, which is expected to be recognized over a weighted-average period of approximately 1.32 years.

Per share information:  Basic and diluted per share calculations are based on net income (loss).  Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, less the shares that may be repurchased with the funds received from their exercise.  Outstanding awards relating to approximately 688,540 and 1,762,164 weighted shares were excluded from the calculation for the three and nine months ended December 31, 2010, respectively, and outstanding awards relating to approximately 2,533,537 and 2,327,725 weighted shares were excluded from the calculation for the three and nine months ended December 31, 2009, respectively, as the impact of including such awards in the calculation of diluted earnings per share would have had an anti-dilutive effect.

The computation of the basic and diluted net income per common share is as follows:

	Net income (Numerator)	Weighted Average Shares in thousands (Denominator)	Per-Share Amount
Three months ended December 31, 2010:
Basic per share information	$7,499	14,684	$0.51
Effect of dilutive securities	-	763	(0.02)
Diluted per-share information	$7,499	15,447	$0.49

Three months ended December 31, 2009:
Basic per share information	$3,248	14,504	$0.22
Effect of dilutive securities	-	182	-
Diluted per-share information	$3,248	14,686	$0.22

Nine Months Ended December 31, 2010
Basic per share information	$19,843	14,609	$1.36
Effect of dilutive securities	-	613	(0.06)
Diluted per-share information	$19,843	15,222	$1.30

Nine Months Ended December 31, 2009
Basic per share information	$1,714	14,492	$0.12
Effect of dilutive securities	-	137	-
Diluted per-share information	$1,714	14,629	$0.12

4. INVENTORIES

Inventories and inventory reserves for slow-moving, obsolete and lower of cost or market exposures at December 31, 2010 and March 31, 2010 are summarized as follows:

	December 31, 2010	(As Adjusted) March 31, 2010
Raw Materials	$31,421	$23,313
Work-in-Process	10,021	6,207
Finished Goods	16,580	15,017
	58,022	44,537
Inventory Reserves	(4,352)	(3,763)
	$53,670	$40,774

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments.  Property, plant and equipment are summarized as follows:

	December 31, 2010	(As Adjusted) March 31, 2010	Useful Life
Production equipment and tooling	$53,426	$48,526	3-10 years
Building and leasehold improvements	26,640	24,101	39 to 45 years or lesser of useful life or remaining term of lease
Furniture and equipment	14,833	13,620	3-10 years
Construction-in-progress	1,426	864
Total	96,325	87,111
Less: accumulated depreciation and amortization	(47,886)	(42,674)
	$48,439	$44,437

Total depreciation was $2,182 and $2,165 for the three months ended December 31, 2010 and 2009, respectively.  Total depreciation was $6,163 and $6,221 for the nine months ended December 31, 2010 and 2009, respectively.  Property and equipment included $96 and $448 in capital leases at December 31, 2010 and March 31, 2010, respectively.

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

Goodwill balances presented in the consolidated balance sheets of foreign acquisitions are translated at the exchange rate in effect at each balance sheet date; however, opening balance sheets used to calculate goodwill and acquired intangible assets are based on purchase date exchange rates, except for earn-out payments, which are recorded at the exchange rates in effect on the date the earn-out is accrued.  The following table shows the roll-forward of goodwill reflected in the financial statements for the nine months ended December 31, 2010:

Accumulated goodwill	$102,588
Accumulated impairment losses	(3,353)
Balance March 31, 2010	99,235
Attributable to 2008 acquisitions	2,061
Attributable to 2011 acquisitions	13,575
Effect of foreign currency translation	1,196
Goodwill impairment	-
Balance December 31, 2010	$116,067

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

Visyx:  Effective November 20, 2007, the Company acquired certain assets of Visyx Technologies, Inc. (Visyx”) based in Sunnyvale, California for $1,624 ($1,400 at close, $100 held-back to cover certain expenses, and $124 in acquisition costs). The Seller has the potential to receive up to an additional $2,000 in the form of a contingent payment based on successful commercialization of specified sensors prior to December 31, 2011, and an additional $9,000 earn-out based on a percentage of sales through calendar year 2011. If these earn-out contingencies are resolved and meet established conditions, these amounts will be recorded as an additional element of the cost of the acquisition.  In December 2010, the Company paid $2,000 for the earn-out related to the successful commercialization of certain sensors, which was recorded as additional purchase price.  At December 31, 2010, the Company accrued approximately $61 for the sales based earn-out.  The final resolution of the sales based contingencies is not determinable at this time, and accordingly, the Company’s purchase price allocation for Visyx is subject to these earn-out payments.  Visyx has a range of sensors that measure fluid properties, including density, viscosity and dielectric constant, for use in heavy truck/off road engines and transmissions, compressors/turbines, refrigeration and air conditioning.  The Company’s final purchase price allocation, except for sales-based earn-out contingencies, related to the Visyx acquisition is as follows:

Assets:
Accounts receivable	$12
Inventory	10
Acquired intangible assets	1,528
Goodwill	74
Preliminary Purchase Price	$1,624

Cash paid	$1,400
Deferred payment	100
Costs	124
Preliminary Purchase Price	1,624
Earn-out Contingencies	2,061
Total Purchase Price	$3,685

Atexis:  On January 30, 2009, the Company consummated the acquisition of all of the capital stock of RIT SARL (“Atexis”), a sensor company headquartered in Fontenay, France, for €4,096.  The total purchase price in U.S. dollars based on the January 30, 2009 exchange rate was approximately $5,359 ($5,152 in cash at close and $207 in acquisition costs). The selling shareholders had the potential to receive up to an additional €2,000 tied to sales growth objectives through calendar 2010.  These contingencies are resolved and established conditions were not met.  Atexis designs and manufactures temperature sensors and probes utilizing NTC, Platinum (Pt) and thermo-couples technologies through wholly-owned subsidiaries in France and China.  The transaction was partially financed with borrowings under the Company’s previous credit facility.   The Company’s final purchase price allocation related to the Atexis acquisition is as follows:

Assets:
Cash	$110
Accounts receivable	2,268
Inventory	2,613
Other assets	270
Property and equipment	1,532
Acquired intangible assets	1,610
Goodwill	1,524
9,927

Liabilities:
Accounts payable	1,384
Accrued expenses and other liabilities	2,292
Deferred income taxes	892
4,568
Total Purchase Price	$5,359

Pressure Systems, Inc.:  On September 8, 2010, the Company acquired all of the capital stock of Pressure Systems, Inc. (“PSI”), a sensor company based in Hampton, Virginia, for $25,037 ($25,000 in cash at close and approximately $37 paid post close).  PSI is a global leader in pressure sensing instrumentation for the aerospace industry and for water monitoring within operational and resource management applications.  The water monitoring industry is large and a significant growth opportunity for the Company.  Additionally, the Company expects to achieve cost synergies with the PSI business combination mainly through the consolidation of operations due to the close proximity of the acquisition to the Company’s existing Hampton facility.  The transaction was funded from a combination of available cash on hand and borrowings under the Company’s Senior Secured Credit Facility.   PSI had annual aggregate sales of approximately $18,000 based on its most recently completed fiscal year ended October 31, 2009.  Since the acquisition date, $7,190 of sales and $745 of net income are included in the Company’s condensed consolidated financial statements, and transaction-related costs of approximately $176 were recorded as a component of selling, general and administrative expenses.  The Company’s preliminary purchase price allocation related to the PSI acquisition is as follows:

Assets:
Accounts receivable	$2,290
Inventory	2,017
Prepaid and other	88
Property and equipment	2,854
Other	56
Acquired intangible assets	8,770
Goodwill	13,575
29,650

Liabilities:
Accounts payable	737
Accrued expenses and other liabilities	631
Deferred income taxes	3,245
4,613
Total Purchase Price	$25,037

All amounts, except for other assets, property and equipment, and deferred income taxes, are final.  Those amounts considered preliminary are subject to adjustment. The Company has made a preliminary allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtained this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through integration into our accounting systems and learns more about the newly acquired business, management expects to refine the estimates of fair value and more accurately allocate the purchase price.  The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period.

Acquired intangible assets:  In connection with all acquisitions, the Company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade-names, order backlogs and covenants-not-to-compete. The gross amounts and accumulated amortization, along with the range of amortizable lives, are as follows:

		December 31, 2010			March 31, 2010
	Weighted- Average Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	8	$35,492	$(15,408)	$20,084	$28,497	$(12,250)	$16,247
Patents	15	3,988	(1,446)	2,542	4,038	(1,259)	2,779
Tradenames	2	2,278	(2,273)	5	2,055	(2,019)	36
In-process research & development	Indefinite	230	-	230	-	-	-
Backlog	1	3,418	(3,418)	-	2,792	(2,792)	-
Covenants-not-to-compete	3	1,109	(1,017)	92	1,011	(977)	34
Proprietary technology	12	8,362	(1,957)	6,405	6,008	(1,491)	4,517
		$54,877	$(25,519)	$29,358	$44,401	$(20,788)	$23,613

Amortization expense for the three months ended December 31, 2010 and 2009 was $1,832 and $1,465, respectively, and amortization expense for the nine months ended December 31, 2010 and 2009 was $4,269 and $4,614, respectively.  Annual amortization expense for the years ending December 31 is estimated as follows:

Amortization
Year	Expense
2011	$4,685
2012	4,385
2013	3,625
2014	3,285
2015	3,242
Thereafter	10,136
$29,358

Pro forma Financial Data:  The following represents the Company’s pro forma consolidated income from continuing operations, net of income taxes, for the three and nine months ended December 31, 2010 and 2009, based on preliminary purchase accounting information assuming the PSI  acquisition occurred as of April 1, 2009, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had all the acquired companies been operated as part of the Company since April 1, 2009.

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Net sales	$71,687	$57,737	$207,416	$158,343

Net income	$7,499	$3,000	$19,854	$651

Net income per share:
Basic	$0.51	$0.21	$1.36	$0.04
Diluted	$0.49	$0.20	$1.30	$0.04

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

The value of the RMB relative to the U.S. dollar appreciated by approximately 3.3% during the first nine months of fiscal 2011.  Overall, the RMB was stable during fiscal 2010. The Chinese government no longer pegs the RMB to the U.S. dollar, but established a currency policy letting the RMB trade in a narrow band against a basket of currencies. The Company has more expenses in RMB than sales (i.e., short RMB position), and as such, if the U.S. dollar weakens relative to the RMB, our operating profits will decrease. We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

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

The Company has a number of foreign currency exchange contracts in Asia in an attempt to hedge the Company’s exposure to the RMB. The RMB/U.S. dollar currency contracts have notional amounts totaling $9,900, with exercise dates through December 31, 2011 at average exchange rates of $0.1503 (RMB to U.S. dollar conversion rate).  With the RMB/U.S. dollar contracts, for every 1% depreciation of the RMB, the Company would be exposed to approximately $100 in additional foreign currency exchange losses.  Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in results of operations, not in other comprehensive income.

To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

Fair values of derivative instruments not designated as hedging instruments:

	December 31,	March 31,
	2010	2010	Balance sheet location
Financial position:
Foreign currency exchange contracts - Euro/US dollar	$-	$(40)	Other assets (liabilities)
Foreign currency exchange contracts - RMB	$201	$-	Other assets (liabilities)

The effect of derivative instruments not designated as hedging instruments on the statements of operations and cash flows for the respective periods ended December 31, 2010 and 2009 is as follows:

	Three months ended December 31,		Nine month ended December 31,
	2010	2009	2010	2009	Location of gain or loss
Results of operations:
Foreign currency exchange contracts - Euro	$3	$(87)	$22	$(24)	Foreign currency exchange (gain) loss
Foreign currency exchange contracts - RMB	(123)	-	(307)	18	Foreign currency exchange (gain) loss
Foreign currency exchange contracts - Japanese yen	-	76	-	(232)	Foreign currency exchange (gain) loss
Total	$(120)	$(11)	$(285)	$(238)

	Nine month ended December 31,
	2010	2009	Location of gain or loss
Cash flows from operating activities: Source (Use)
Foreign currency exchange contracts - Euro	$(61)	$224	Prepaid expenses, other current assets (Accrued expenses, other liabilities)
Foreign currency exchange contracts - RMB	112	(125)	Prepaid expenses, other current assets (Accrued expenses, other liabilities)
Foreign currency exchange contracts - Japense yen	-	107	Prepaid expenses, other current assets and other receivables
Total	$51	$206

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

As of December 31, 2010, the Company utilized the LIBOR based rate for $56,746 of the Revolving Credit Facility. The weighted average interest rate applicable to borrowings under the Revolving Credit Facility was approximately 2.3% at December 31, 2010. As of December 31, 2010, the outstanding borrowings on the Revolving Credit Facility, which is classified as non-current, were $56,746, and the Company had an additional $53,254 available under the Revolving Credit Facility. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change.  At December 31, 2010, the Company could have borrowed an additional $53,254.

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

The Company was in compliance with applicable financial covenants at December 31, 2010.

Deferred financing costs:  As part of the June 1, 2010 refinancing, the Company recorded approximately $1,568 in deferred financing costs and wrote-off approximately $585 in deferred financing costs associated with the previous credit facility.  Amortization of deferred financing costs associated with the refinancing for the three and nine months ended December 31, 2010 was $92 and $209, respectively.  Annual amortization expense is estimated to be approximately $381.

Chinese credit facility:  On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co., Ltd (“CMB”).   The China Credit Facility permits MEAS China to borrow up to RMB 68,000 (approximately $10,000).   Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal.  MEAS China has pledged its Shenzhen facility to CMB as collateral.  The interest rate will be based on the London Inter-bank Offered Rate (“LIBOR”) plus a LIBOR spread, depending on the term of the loan when drawn.  The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China.  At December 31, 2010, there was $5,000 borrowed against the China Credit Facility at an interest rate of 5.05% and is classified as short-term debt since it is payable on January 29, 2011.  At December 31, 2010, MEAS China could borrow an additional $5,000 under the China Credit Facility.

European credit facility:  On July 21, 2010, the Company’s subsidiary in France (“MEAS Europe”) entered into a five year credit facility agreement (the “European Credit Facility”) with La Societe Bordelaise de Credit Industriel et Commercial (“CIC”).  The European Credit Facility permits MEAS Europe to borrow up to €2,000 (approximately $2,600).  Specific covenants include certain financial covenants for maximum leverage ratio and net debt to equity ratio, as well as customary limitations, compliance with laws and regulations, use of proceeds, and timely payment of interest and principal.  MEAS Europe has pledged its Les Clayes-sous-Bois, France facility to CIC as collateral.  The interest rate is based on the EURIBOR Offered Rate (“EURIBOR”) plus a spread of 1.8%.  The EURIBOR interest rate will vary depending on the term of the loan when drawn.  The purpose of the European Credit Facility is primarily to provide additional flexibility in funding operations of MEAS Europe.  At December 31, 2010, there were no amounts borrowed against the European Credit Facility and MEAS Europe could borrow €2,000.

Promissory notes: In connection with the acquisition of Intersema Microsystems SA (“Intersema”), the Company issued 10,000 Swiss franc unsecured promissory notes (the “Intersema Notes”).  At December 31, 2010, the Intersema Notes totaled $5,314, of which $2,657 was classified as current. The Intersema Notes are payable in four equal annual installments through January 15, 2012, and bear an interest rate of 4.5% per year.

Long-term debt and promissory notes:  Below is a summary of the long-term debt and promissory notes outstanding at December 31, 2010 and March 31, 2010:

	December 31,	March 31,
	2010	2010
Term notes at 5.70% due in full on June 1, 2015	$10,000	$-

Term notes at 6.15% due in full on June 1, 2017	10,000	-

Five year term-loan at prime or LIBOR plus 4.50% or 3.00%	-	8,000

Governmental loans from French agencies at no interest and payable based on R&D expenditures	948	476

Term credit facility with six French banks at an interest rate of 4% payable through 2010	86	307
	21,034	8,783
Less current portion of long-term debt	161	2,295
	$20,873	$6,488
4.5% promissory note payable in four equal annual installments through January 15, 2012	$5,314	$4,698
Less current portion of promissory notes payable	2,657	2,349
	$2,657	$2,349

The annual principal payments of long-term debt, promissory notes and revolver as of December 31, 2010 are as follows:

Year ended December 31,	Term	Other	Subtotal	Notes	Revolver / Short-term debt	Total
2011	$-	$161	$161	$2,657	$5,000	$7,818
2012	-	130	130	2,657	-	2,787
2013	-	203	203	-	-	203
2014	-	132	132	-	56,746	56,878
2015	10,000	408	10,408	-	-	10,408
Thereafter	10,000	-	10,000	-	-	10,000
Total	$20,000	$1,034	$21,034	$5,314	$61,746	$88,094

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

Contingency:  Exports of technology necessary to develop and manufacture certain of the Company’s products are subject to U.S. export control laws and similar laws of other jurisdictions, and the Company may be subject to adverse regulatory consequences, including government oversight of facilities and export transactions, monetary penalties and other sanctions for violations of these laws. All exports of technology necessary to develop and manufacture the Company’s products are subject to U.S. export control laws. In certain instances, these regulations may prohibit the Company from developing or manufacturing certain of its products for specific end applications outside the United States. In late May 2009, the Company became aware that certain of its piezo products when designed or modified for use with or incorporation into a defense article are subject the International Traffic in Arms Regulations ("ITAR") administered by the United States Department of State. Certain technical data relating to the design of the products may have been exported to China without authorization from the U.S. Department of State.  As required by the ITAR, the Company conducted a thorough investigation into the matter.   Based on the investigation, the Company filed in December 2009 a final voluntary disclosure with the U.S. Department of State relating to that matter, as well as to exports and re-exports of other ITAR-controlled technical data and/or products to Canada, India, Ireland, France, Germany, Italy, Israel, Japan, the Netherlands, South Korea, Spain and the United Kingdom, which disclosure has since been supplemented.  In the course of the investigation, the Company also became aware that certain of its products may have been exported from France without authorization from the relevant French authorities.  The Company investigated this matter thoroughly.   In December 2009, it also voluntarily submitted to French customs authorities a list of products that may have required prior export authorization, which has since been supplemented to exclude certain products.  In addition, the Company has taken steps to mitigate the impact of potential violations, and we are in the process of strengthening our export-related controls and procedures. The U.S. Department of State and other regulatory authorities encourage voluntary disclosures and generally afford parties mitigating credit under such circumstances. The Company nevertheless could be subject to potential regulatory consequences related to these possible violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and/or criminal penalties.  It is not possible at this time to predict the precise timing or probable outcome of any potential regulatory consequences related to these possible violations.  The Company has incurred during the nine months ended December 31, 2010 and cumulatively, approximately $32 and $566, respectively, in legal fees associated with the ITAR and related matters.

Acquisition earn-outs and contingent payments:  In connection with the Visyx acquisition, the Company has a sales performance based earn-out totaling $9,000. At December 31, 2010, the Company has recorded approximately $61 for the sales based earn-out related to Visyx.

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

Geographic information for revenues based on country from which invoiced and long-lived assets based on country of location, which includes property, plant and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization follows:

	For the three months ended December 31,		For the nine months ended December 31,
	2010	(As Adjusted) 2009	2010	(As Adjusted) 2009
Net Sales:
United States	$27,307	$17,271	$72,159	$51,615
France	11,226	9,323	31,514	26,068
Germany	5,062	4,195	12,941	10,310
Ireland	7,180	5,957	22,857	13,297
Switzerland	4,356	2,750	11,270	7,963
China	16,556	14,099	47,281	36,003
Total:	$71,687	$53,595	$198,022	$145,256

	December 31, 2010	(As Adjusted) March 31, 2010
Long Lived Assets:
United States	$9,047	$6,652
France	8,572	7,940
Germany	3,021	2,334
Ireland	3,102	3,311
Switzerland	1,924	1,735
China	22,773	22,465
Total:	$48,439	$44,437

At December 31, 2010, approximately $12,270 of the Company’s cash is maintained in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations.

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

OVERVIEW

Measurement Specialties, Inc. is a global leader in the design, development and manufacture of sensors and sensor-based systems for original equipment manufacturers and end users.  Our products are based on a broad portfolio of proprietary technology and typically sold under the MEAS brand name. We are a global business and we believe we have a relatively high degree of diversity when considering our geographic reach, our broad range of products, the number of end-use markets and breadth of customer base. The Company is a multi-national corporation with twelve primary manufacturing facilities strategically located in the United States, China, France, Ireland, Germany and Switzerland, enabling the Company to produce and market world-wide a broad range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for automotive, medical, consumer, military, aerospace, water monitoring and industrial applications. The Company’s sensor products include pressure sensors and transducers, pressure and temperature scanning instrumentation, linear/rotary position sensors, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors, humidity, temperature, fluid property sensors and hydrostatic pressure transducers. The Company's advanced technologies include piezo-resistive silicon sensors, application-specific integrated circuits, micro-electromechanical systems, piezoelectric polymers, foil strain gauges, force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, electromagnetic displacement sensors, hygroscopic capacitive sensors, ultrasonic sensors, optical sensors, negative thermal coefficient ceramic sensors, torque sensors, mechanical resonators and submersible hydrostatic level sensors.  We compete in growing global market segments driven by demand for products that are more energy-efficient, safer and environmentally-friendly.  We deliver a strong value proposition to our customers through our willingness to customize sensor solutions, leveraging our innovative portfolio of core technologies and exploiting our low-cost manufacturing model based on our 16-year presence in China.

EXECUTIVE SUMMARY

While the Company’s results in fiscal years 2010 and 2009 were adversely impacted by one of the worst global economic recessions in decades, we believe the results also demonstrate our management team’s ability to manage the Company through challenging conditions.  The Company remains focused on creating long-term shareholder value through continued development of innovative technologies and by expanding customer relationships.  To accomplish this goal, we continue to take measures we believe will result in sales performance in excess of the growth of the overall market and in the generation of strong earnings and cash flows.  We currently have one of the strongest product development pipelines in the history of the Company, which we expect to lay the foundation for future sales growth.  Research and development will continue to play a key role in our efforts to introduce innovative products for new sales and to improve profitability.  The Company continues to expand its position as a global leader:  Our broad range of products and geographic diversity provide the Company with a variety of opportunities to leverage technology, products, manufacturing base and, ultimately, our financial performance.

Prior to the recession, the Company delivered strong growth in sales and profitability through organic growth as well as through acquisitions.  The Company is returning to this strategy.  Our sales and earnings during the first nine months of fiscal 2011 were strong (above pre-recession levels) and we continue to grow the backlog through strong bookings.  On September 8, 2010, the Company completed its first acquisition in 18 months with the purchase of Pressure Systems, Inc. (“PSI”).

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

We believe sales will continue to trend positively.  We believe our fiscal 2011 sales growth will continue to be fueled by continued improvement in those markets that have not fully recovered since the economic decline, contribution from new product introductions, and the expansion of the global sensor market which is growing in excess of gross domestic product, as well as from any acquisitions that we may make. In future periods, we expect the sensor market will continue to perform well relative to the overall economy as a result of the increase in sensor content in various products across most end markets in the U.S., Europe and Asia.  Product sensor content is increasing faster than product unit growth as OEMs add more intelligence in products across multiple market verticals to improve energy efficiency, meet regulatory compliance requirements, and to improve user safety and user convenience.

As detailed in the graph below, the Company continues to post consecutive quarters with higher net sales and higher Adjusted EBITDA on a trailing quarter-to-quarter comparison.  Economic conditions remain unclear because there is uncertainty as to the strength of the economic recovery with, among other factors, the euro-zone debt crisis, high unemployment, tight credit markets, weakness in the housing market and commodity cost pressures.

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

Quarter Ended	Net Sales (As Adjusted)**	Quarterly Adjusted EBITDA* (As Adjusted)**	Income (Loss) from Continuing Operations	Interest	Foreign Currency Exchange Loss (Gain)	Depreciation and Amortization	Income Taxes (As Adjusted)	Share-based Compensation	Other*
12/31/2008	$42,286	$5,446	$876	$675	$351	$3,011	$(194)	$727	$-
3/31/2009	$41,735	$3,364	$(3,170)	$894	$87	$3,622	$1,240	$691	$-
6/30/2009	$43,722	$2,963	$(1,477)	$1,168	$(536)	$3,730	$(522)	$600	$-
9/30/2009	$47,939	$5,540	$68	$1,018	$(437)	$3,475	$448	$810	$158
12/31/2009	$53,595	$8,709	$3,264	$905	$(64)	$3,630	$(191)	$865	$300
3/31/2010	$59,772	$9,634	$4,203	$808	$50	$3,237	$317	$943	$76
6/30/2010	$61,170	$12,123	$5,589	$758	$(81)	$3,770	$1,386	$691	$10
9/30/2010	$65,166	$13,018	$6,757	$884	$277	$3,350	$1,175	$567	$8
12/31/2010	$71,687	$14,176	$7,499	$753	$(63)	$4,106	$893	$974	$14

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

The primary factors that impact our costs of revenue include production and sales volumes, product sales mix, foreign currency exchange rates, especially with the Chinese RMB, and changes in the price of raw materials.  We expect our gross margins during fiscal 2011 to range from approximately 40% to 43%, primarily reflecting the impact of improved manufacturing overhead absorption driven by increased production volumes and assuming stability in the value of the RMB relative to the U.S. dollar, as well as product sales mix.  In the near term, the RMB is expected to be relatively stable, but there are indications that the Chinese government may allow the RMB to appreciate again.

Total selling, general and administrative expense (“Total SG&A”) as a percentage of net sales was higher in fiscal 2010 and 2009 as compared to prior years before the recession, mainly reflecting the increase in Total SG&A expenses due to SG&A expenses related to acquisitions and the decrease in sales.   Historically, we have been successful in leveraging our SG&A expense, growing SG&A expense more slowly than our sales growth, but the global economic recession adversely impacted our SG&A leverage.  As a percent of sales, Total SG&A for 2010 was 33.9%, as compared to 35.4% and 29.5% in fiscal years 2009 and 2008, respectively.  During the first nine months of fiscal 2011, Total SG&A as a percent of sales was approximately 29.3%.  We are expecting in 2011 an overall decrease in our SG&A as a percentage of net sales mainly due to higher sales, which are expected to be partially offset by continued investment in R&D for new programs that are not yet generating sales (such as our new fluid property sensor), reinstatement of compensation previously reduced as part of our proactive cost cutting measures to address the global economic recession, additional grants of share-based awards and increases in costs associated with acquisitions, including higher amortization of acquired intangible assets.

Amortization of acquired intangible assets and deferred financing costs increased over the past two years mainly due to the acquisitions of Intersema and Visyx (the “2008 Acquisitions”) and the acquisitions of Atexis and FGP (the “2009 Acquisitions”).  Amortization is disproportionately front-loaded more in the initial years of the acquisition, and therefore amortization expense is higher in the quarters immediately following a transaction, and declines in later years based on how various intangible assets are valued and amortized. Assuming no new acquisitions, amortization of acquired intangible assets was expected to decrease in fiscal 2011 as compared to fiscal 2010, because a number of intangible assets from previous acquisitions were fully amortized.  However, since the Company completed an acquisition in fiscal 2011, amortization expense will increase accordingly.  Additionally, amortization of deferred financing costs was expected to increase because of the costs incurred in connection with the refinancing of the Company’s primary credit facility (See Long-term Debt section below for further details regarding the refinancing) and the write-off of approximately $585 in deferred financing costs associated with the previous credit facility.

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

Our overall effective tax rate will continue to fluctuate as a result of the distribution of earnings among the various taxing jurisdictions in which we operate and their varying tax rates.  This is particularly challenging due to the different timing and rates of economic recovery as economies around the world try to recover from the recession.  We expect an increase in our 2011 overall effective tax rate as compared to last year, excluding discrete items.  The increase in the estimated overall effective tax rate mainly reflects an increase and a shift of taxable earnings to tax jurisdictions with higher tax rates.  Additionally, last year’s effective tax rate was impacted by a number of discrete items and the overall shift in profits and losses with a higher proportion of profits to those jurisdictions with lower tax rates and a higher proportion of losses to jurisdictions with higher tax rates.  The overall estimated effective tax rate is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely, but are subject to change.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2009

The following table sets forth certain items from operations in our condensed consolidated statements of operations for the three months ended December 31, 2010 and 2009, respectively:

	Three Months Ended December 31,
	2010	(As Adjusted) 2009	Change	Percent Change
Net sales	$71,687	$53,595	$18,092	33.8
Cost of goods sold	42,030	32,327	9,703	30.0
Gross profit	29,657	21,268	8,389	39.4
Operating expenses:
Selling, general, and administrative	17,854	15,095	2,759	18.3
Non-cash equity based compensation	974	865	109	12.6
Amortization of acquired intangibles and deferred financing costs	1,924	1,465	459	31.3
Total selling, general and administrative expenses	20,752	17,425	3,327	19.1
Operating income	8,905	3,843	5,062	131.7
Interest expense, net	753	905	(152)	(16.8)
Foreign currency exchange gain	(63)	(64)	1	(1.6)
Equity income in unconsolidated joint venture	(153)	(118)	(35)	29.7
Other expense (income)	(24)	52	(76)	(146.2)
Income before income taxes	8,392	3,068	5,324	173.5
Income tax expense (benefit) from continuing operations	893	(196)	1,089	(555.6)
Income from continuing operations, net of income taxes	$7,499	$3,264	$4,235	129.7

Net sales: Net sales increased to $71,687 for the quarter ended December 31, 2010 from $53,595 for the quarter ended December 31, 2009, an increase of  $18,092 or 33.8%.  Organic sales, defined as net sales excluding sales attributed to the PSI acquisition of $5,332, increased $12,760 or 24%.  Sales increases were in all sensor product lines, with the largest increases in pressure, temperature and position.  The overall increase in sales is due to the improvement in overall global economic conditions, as well as new sales from broader product adoptions and new programs.

Partially offsetting the increase in sales was a translation decrease in sales resulting from changes in foreign currency exchange rates. If the average U.S. dollar / Euro exchange rate had not changed during the three months ended December 31, 2010 as compared to the three months ended December 31, 2009, the Company’s net sales would have been higher by approximately $1,660.  Since a portion of the Company’s sales are denominated in Euros and translated into U.S. dollars, there can be a translation decrease or a translation increase in the Company’s net sales depending on changes in exchange rates.  The U.S. dollar appreciated relative to the Euro in comparing average exchange rates for the three months ended December 31, 2010 to the three months ended December 31, 2009.  For example, €1,000 is translated to $1,306 based on the three month average exchange rate ending December 31, 2010, but the same €1,000 is translated to $1,420  using three month average exchange rate ending December 31, 2009.

Gross margin:  Gross margin (gross profit as a percent of net sales) increased to approximately 41.4% for the quarter ended December 31, 2010 from approximately 39.7% during the quarter ended December 31, 2009. The increase in margin is mainly due to higher volumes of production and sales and the resulting improvement in leverage and overhead absorption. As with all manufacturers, our gross margins are sensitive to overall volume of business in that certain costs are fixed, and when volumes increase, our margins are higher.  Additionally, margins were favorably impacted by improved product sales mix.  However, partially offsetting the increase in gross margins was the appreciation of the RMB.  During the three months ended December 31, 2010, the RMB appreciated approximately 1.3% relative to the U.S. dollar as compared to the corresponding period last year.  We estimated on an annual basis a decrease in our operating income of approximately $174 with every 1% appreciation of the RMB against the U.S. dollar.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability and cost of raw materials, foreign currency exchange rates, and other factors.

Selling, general and administrative: Overall, total selling, general and administrative (“total SG&A”) expenses increased $3,327 or 19.1% to $20,752.  Organic SG&A costs, defined as total SG&A excluding SG&A costs associated with the acquisition of PSI of $2,276, increased $1,051 or 6%.  The increase in total SG&A mainly reflects higher compensation costs, including wage, 401(k) match and incentive compensation accruals, as well as costs associated with the acquisition of PSI.  The Company reinstated compensation previously cut during the recession and during the quarter ended December 31, 2010, the Company accrued approximately $150 and $1,053 of 401(k) match and annual incentive compensation, respectively, for which no amounts were accrued last year.

Total SG&A expenses as a percent of net sales decreased to 28.9% from 32.5%. The decrease in total SG&A as a percent of net sales is due to costs increasing at a lower rate than net sales.

Non-cash equity based compensation:  Non-cash equity based compensation increased $109 to $974 for the three months ended December 31, 2010, as compared to $865 for the three months ended December 31, 2009. The increase in non-cash equity based compensation is mainly due to the higher fair value assigned to the annual awards granted on December 1, 2010.  The higher fair value reflects, among other things, the increase in the Company’s share price.  Total compensation cost related to share based payments not yet recognized totaled $5,976 at December 31, 2010, which is expected to be recognized over a weighted average period of approximately 1.32 years.

Amortization of acquired intangible assets and deferred financing costs:  Amortization of acquired intangible assets and deferred financing costs increased $459 to $1,924 for the three months ended December 31, 2010 as compared to $1,465 for the three months ended December 31, 2009.  The increase in amortization expense is mainly because of the acquisition of PSI.  Amortization expense is generally higher during the first year after an acquisition because, among other things, the order back-log is fully amortized during the initial year.

Interest expense, net: Interest expense decreased $152 to $753 for the three months ended December 31, 2010 from $905 during the three months ended December 31, 2009.  The decrease in interest expense is mainly due to the decrease in interest rates, partially offset by an increase in average debt outstanding.  Interest rates declined to approximately 3.4% this year from about 4.5% last year.  The decrease in interest rates mainly reflects the improved pricing with the new Senior Secured Credit Facility dated June 1, 2010.  Average total consolidated outstanding debt increased to approximately $91,344 during the three months ended December 31, 2010 from $82,137 during the three months ended December 31, 2009 (restated).

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

Income taxes: Income tax expense increased to $893 for the three months ended December 31, 2010 from a tax benefit of $196 the same period last year.   The fluctuation is primarily due to the generation of higher profits before taxes during the current quarter and the generation of losses before taxes in certain tax jurisdictions during the corresponding period last year, partially offset by the impact of certain discrete tax adjustments.

The overall effective tax rate (income tax expense divided by income from continuing operations before income taxes) for the quarter ended December 31, 2010 was approximately 11%, as compared to a negative 6% for the quarter ended December 31, 2009.  The prior year overall effective tax rate was impacted by a number of discrete tax adjustments, including certain adjustments for Chinese R&D deductions, lower tax rate in Switzerland and the deferred tax liability for distribution of certain earnings from Ireland, which were recorded during the second quarter last year resulting in additional income tax expense of approximately $184.  During the three months ended December 31, 2010, the following non-cash discrete tax adjustments resulted in a net income tax benefit of $550:

The Company recorded a credit to income tax expense of approximately $3,200 with respect to the release of a valuation allowance on German deferred tax assets.  Based on recent improved results in Germany including forecasts of future taxable income, management determined, based on weighing positive and negative evidence, that it was more likely than not that the deferred tax assets are realizable.  Separately, approximately $400 of the valuation allowance release was associated with forecast taxable income for the current taxable year, which was included within the Company's estimated annual effective tax rate for non-discrete items.

The Company recorded an income tax expense of $2,800 relating to the distribution of foreign earnings.  This was part of the Company’s ongoing evaluation of various tax planning and repatriation strategies in allocating the Company’s resources.  The Company has elected to recognize $8,000 of earnings from its Irish subsidiary, MEAS Ireland, and recorded a deferred tax liability and corresponding discrete income tax expense.

The Company recorded an income tax credit adjustment of $150 related to the refinement of the estimates between the preparation of the prior year tax provision and the filing of the prior year tax returns.

Income tax expense without discrete adjustments during interim periods is based on an estimated annual effective tax rate (“estimated ETR”).  The estimated ETR without discrete items for fiscal 2011 is approximately 17%, as compared to the negative 7% estimated ETR without discrete items during the second quarter of fiscal 2010.  The shift from a negative estimated ETR to a positive estimated ETR mainly reflects the increase in taxable earnings during the current year and the generation of losses before taxes in certain tax jurisdictions.  The overall estimated ETR is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely and are subject to change.

Diluted shares outstanding: As compared to the three months ended December 31, 2009, the average number of diluted shares outstanding increased 761,000 to 15,447,000 for the three months ended December 31, 2010.  This increase primarily reflects the impact that the higher price of the Company’s stock has in calculating diluted shares outstanding.  The calculation of fully diluted shares outstanding under the treasury stock method includes the net of new shares potentially issued by unexercised in-the-money options and assumes the proceeds that the Company would receive from the in-the-money option exercises would be used to repurchase common shares in the market.  In-the-money options are those option awards with a grant price below market price.

NINE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2009

The following table sets forth certain items from operations in our condensed consolidated statements of operations for the nine months ended December 31, 2010 and 2009, respectively:

	Nine months ended December 31,
	2010	(As Adjusted) 2009	Change	Percent Change
Net sales	$198,022	$145,256	$52,766	36.3
Cost of goods sold	114,424	91,065	23,359	25.7
Gross profit	83,598	54,191	29,407	54.3
Operating expenses:
Selling, general, and administrative	50,771	43,911	6,860	15.6
Non-cash equity based compensation	2,231	2,275	(44)	(1.9)
Amortization of acquired intangibles and deferred financing costs	5,063	4,614	449	9.7
Total selling, general and administrative expenses	58,065	50,800	7,265	14.3
Operating income (loss)	25,533	3,391	22,142	653.0
Interest expense, net	2,395	3,092	(697)	(22.5)
Foreign currency exchange loss (gain)	134	(1,037)	1,171	(112.9)
Equity income in unconsolidated joint venture	(402)	(328)	(74)	22.6
Other expense	110	79	31	39.2
Income before income taxes	23,296	1,585	21,711	1,369.8
Income tax expense (benefit) from continuing operations	3,453	(271)	3,724	(1,374.2)
Income from continuing operations, net of income taxes	19,843	1,856	17,987	969.1
Loss from discontinued operations, net of income taxes	-	(142)	142	(100.0)
Net income (loss)	$19,843	$1,714	$18,129	1,057.7

Net sales: Net sales increased to $198,022 for the nine months ended December 31, 2010 from $145,256 for the nine months ended December 31, 2009, an increase of  $52,766 or 36.3%.  Organic sales, defined as net sales excluding sales attributed to the PSI acquisition of $7,190, increased $45,576 or 31.4%.  Sales increases were in all sensor product lines, with the largest increases in temperature, pressure and force.  The overall increase in sales is due to the improvement in overall global economic conditions, as well as new sales from broader product adoptions and new programs.

Partially offsetting the increase in sales was a translation decrease in sales resulting from changes in foreign currency exchange rates.  If the average U.S. dollar / Euro exchange rate had not changed during the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009, the Company’s net sales would have been higher by approximately $4,308.  Since a portion of the Company’s sales are denominated in Euros and translated into U.S. dollars, there can be a translation decrease or a translation increase in the Company’s net sales depending on changes in exchange rates.  The U.S. dollar appreciated relative to the Euro in comparing average exchange rates for the nine months ended December 31, 2010 to the nine months ended December 31, 2009.  For example, €1,000 is translated to $1,359 based on the nine month average exchange rate ended December 31, 2010, but the same €1,000 is translated to $1,476 using nine month average exchange rate ending December 31, 2009.

The global recession in 2008-2009 had been one of the worst recessions in decades, and the overall impact of the recession was evident during the nine months ending December 31, 2009.  The recession-related decrease in sales during the nine months of last fiscal year reflected decreases in all sectors, driven largely by sharp reductions in sales to passenger and non-passenger vehicle customers in U.S., Europe and Asia.

Gross margin:  Gross margin (gross profit as a percent of net sales) increased to approximately 42.2% for the nine months ended December 31, 2010 from approximately 37.3% during the nine months ended December 31, 2009. The increase in margin is mainly due to higher volumes of production and sales and the resulting improvement in leverage and overhead absorption. As with all manufacturers, our gross margins are sensitive to overall volume of business in that certain costs are fixed, and when volumes increase, our margins are higher.  Additionally, margins were favorably impacted by improved product sales mix.  However, partially offsetting the increase in gross margins was the appreciation of the RMB.  During the nine months ended December 31, 2010, the RMB appreciated approximately 3.3% relative to the U.S. dollar as compared to the corresponding period last year.  We estimated on an annual basis a decrease in our operating income of approximately $174 with every 1% appreciation of the RMB against the U.S. dollar.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates, and other factors.

Selling, general and administrative: Overall, total selling, general and administrative (“total SG&A”) expenses increased $7,265 or 14.3% to $58,065.  Organic SG&A costs, defined as total SG&A excluding SG&A costs associated with the PSI acquisition of $2,806, increased $4,459 or 9%.  The increase in total SG&A mainly reflects higher compensation costs, including wage, 401(k) match, and incentive compensation accruals.  The Company reinstated compensation previously cut during the recession and the Company accrued approximately $450 and $3,158 of 401(k) match and annual incentive compensation, respectively, for which no amounts were accrued last year.

Total SG&A expenses as a percent of net sales decreased to 29.3% from 35%. The decrease in total SG&A as a percent of net sales is due to improved leverage with costs increasing at a lower rate than net sales.

Non-cash equity based compensation:  Non-cash equity based compensation decreased $44 to $2,231 for the nine months ended December 31, 2010, as compared to $2,275 for the nine months ended December 31, 2009. The decrease in non-cash equity based compensation is due to a number of factors, including the number of awards, the grant-fair-value, the ratable recognition of non-cash equity based compensation and the timing of the annual awards.  Non-cash equity based compensation is expected to increase next quarter, due to the higher grant fair value.  The higher fair value reflects, among other things, the increase in the Company’s share price.  Total compensation cost related to share based payments not yet recognized totaled $5,976 at December 31, 2010, which is expected to be recognized over a weighted average period of approximately 1.32 years.

Amortization of acquired intangible assets and deferred financing costs:  Amortization of acquired intangible assets and deferred financing costs increased $449 to $5,063 for the nine months ended December 31, 2010 as compared to $4,614 for the nine months ended December 31, 2009.  The increase in amortization expense is mainly because of the PSI acquisition, as well as the write-off of $585 in deferred financing costs associated with the previous credit facility.  Amortization expense is generally higher during the first year after an acquisition because, among other things, the order back-log is fully amortized during the initial year.

Interest expense, net: Interest expense decreased $697 to $2,395 for the nine months ended December 31, 2010 from $3,092 during the nine months ended December 31, 2009.  The decrease in interest expense is due to the decreases in average interest rates and average total debt outstanding.  Interest rates declined to approximately 3.9% this year from about 4.8% last year.  The decrease in interest rates mainly reflects the improved pricing with the new Senior Secured Credit Facility.  Total average consolidated outstanding debt decreased to approximately $80,469 during the nine months ended December 31, 2010 from $86,713 during the nine months ended December 31, 2009 (restated).

Foreign currency exchange gains and losses:  Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates with, among other things, the revaluation of balance sheet accounts. When foreign currency exchange rates fluctuate, there is a resulting revaluation of assets and liabilities denominated and accounted for in foreign currencies. For example, our Irish company, which uses the Euro as its functional currency, holds cash denominated in foreign currencies, including U.S. dollar. As the Euro appreciates against the U.S. dollar, the cash balances held in those denominations are devalued when stated in terms of Euro, resulting in a foreign currency exchange loss.

The fluctuation in foreign currency exchange from a gain last year to a loss this year is due to the revaluation of the U.S. dollar denominated net asset position of the Company’s European operations, which was impacted by the depreciation of the Euro relative to the U.S. dollar.  The Company continues to be impacted by volatility in foreign currency exchange rates, including the impact of the fluctuation of the U.S. dollar relative to the Euro and Swiss franc, as well as the appreciation of the RMB relative to the U.S. dollar.

Income taxes: Income tax expense increased $3,724 to $3,453 for the nine months ended December 31, 2010, as compared to $271 income tax benefit during the same period last year.   The fluctuation is primarily due to the generation of higher profits before taxes during the current period and the generation of losses before taxes in certain tax jurisdictions during the corresponding period last year, partially offset by the impact of certain discrete tax adjustments.

The overall effective tax rate (income tax expense (benefit) divided by income from continuing operations before income taxes) for the nine months ended December 31, 2010 was approximately 15%, as compared to a negative 5% for the nine ended December 31, 2009.  During the nine months ended December 31, 2010, the following non-cash discrete tax adjustments resulted in a net income tax benefit of $430:

The Company recorded a credit to income tax expense of approximately $3,200 with respect to the release of a valuation allowance on German deferred tax assets.  Based on recent improved results in Germany including forecasts of future taxable income, management determined, based on weighing positive and negative evidence, that it was more likely than not that the deferred tax assets are realizable.  Separately, approximately $400 of the valuation allowance release was associated with forecast taxable income for the current taxable year, which was included within the Company's estimated annual effective tax rate for non-discrete items.

The Company recorded an income tax expense of $2,800 relating to the distribution of foreign earnings.  This was part of the Company’s ongoing evaluation of various tax planning and repatriation strategies in allocating the Company’s resources.  The Company has elected to recognize $8,000 of earnings from its Irish subsidiary, MEAS Ireland, and recorded a deferred tax liability and corresponding discrete income tax expense.

The Company recorded an income tax credit adjustment of $150 related to the refinement of the estimates between the preparation of the prior year tax provision and the filing of the prior year tax returns.  The Company also recorded an income tax expense of $350 related to an IRS audit and settlement and approximately $230 in income tax credits for adjustments to certain income tax liabilities.

Income tax expense or benefit without discrete adjustments during interim periods is based on an estimated annual effective tax rate (“estimated ETR”).  The estimated ETR without discrete items for fiscal 2011 is approximately 17%, as compared to 5% estimated ETR without discrete items during the first nine months of fiscal 2010.  The increase in the estimated ETR reflects the shift from losses before taxes last year in certain tax jurisdictions to higher taxable earnings during the current year.  The overall estimated ETR is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely and subject to change.

Diluted shares outstanding: As compared to the nine months ended December 31, 2009, the average number of diluted shares outstanding increased 593,000 to 15,222,000 for the nine months ended December 31, 2010.  This increase primarily reflects the impact that the higher price of the Company’s stock has in calculating diluted shares outstanding.  The calculation of fully diluted shares outstanding under the treasury stock method includes the net of new shares potentially issued by unexercised in-the-money options and assumes the proceeds that the Company would receive from the in-the-money option exercises would be used to repurchase common shares in the market.  In-the-money options are those option awards with a grant price below market price.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $30,716 at December 31, 2010, an increase of $7,551 as compared to March 31, 2010, reflecting, among other factors, positive cash flows generated from operating activities, borrowings to fund the PSI acquisition and proceeds from stock-option exercises, partially offset by the utilization of certain cash balances for the acquisition of PSI, payment of debt and purchases of property, plant and equipment.

The following compares the primary categories of the consolidated condensed statement of cash flows for the nine months ended December 31, 2010 and 2009:

	Nine months ended December 31,
	2010	2009	Change

Net cash provided by operating activities	$22,587	$21,015	$1,572

Net cash used in investing activities	(33,680)	(3,753)	(29,927)

Net cash provided by (used in) financing activities	18,273	(15,126)	33,399

Net cash provided by discontinued operations	-	141	(141)

Effect of exchange rate changes on cash	371	444	(73)

Net change in cash and cash equivalents	$7,551	$2,721	$4,830

A key source of the Company’s liquidity is its ability to generate operating cash flows.  The Company continues to generate positive operating cash flows.  Cash flows provided by operating activities increased $1,572 to $22,587 for the nine months ended December 31, 2010.  The increase in operating cash flows was mainly due to the increase in net income, partially offset by the decrease in cash flows from operating working capital (changes in trade accounts receivables, inventory, and accounts payable), which declined by $19,773 as compared to the nine months ending December 31, 2009.  The decline in cash flows from operating working capital was partially offset by the $17,987 increase in income from continuing operations.  The two largest drivers of the decrease in current period operating cash flows are the increases in inventory and trade receivables.  Inventory balances increased $10,316 because of the higher levels of inventory to support the increase in sales.  The $5,264 increase in accounts receivable mainly reflects the increase in sales, as compared to a decrease in accounts receivable last year due the overall decline in sales due to the recession.  Offsetting the increases in inventory and receivables is the $451 increase in accounts payable, which corresponds to higher inventory purchases.  The increase in the income tax payable reflects, among other things, higher levels of taxable income due to the improvement in operating results.

Historically, funding for business acquisitions constitutes one of the more significant, if not the most significant, use of the Company’s cash.  Net cash used in investing activities was $33,680 as compared to $3,753 last year. The increase in net cash used in investing activities is due to the acquisition of PSI and the Visyx earn-out payments.  There were no significant cash outlays for business acquisitions during the nine months ended December 31, 2009.  The increase in capital expenditures during the first nine months of fiscal 2011 reflects the purchase of equipment for the manufacturing of new products and programs, and the lower level of capital spending during the prior year mainly reflected the various cost control measures in direct response to the recession.

Net cash provided by financing activities totaled $18,273 for the nine months ended December 31, 2010, as compared to $15,126 in net cash used in financing activities during the corresponding period last year.  The borrowings from revolver and long-term debt and the corresponding repayments of the revolver and long-term debt reflect the financing activities associated with the refinancing executed on June 1, 2010. The Company’s credit facilities are mainly utilized to fund acquisitions, and with the purchase of PSI during the current period, the Company’s borrowings increased accordingly.  There were no acquisitions during the previous year.  Last year, the Company made debt payments as part of our efforts to reduce debt levels during the recession.  The Company has made approximately $6,000 in revolver payments during the three months ending December 31, 2010, and the Company plans to make additional payments during the final quarter of fiscal 2011.  Also contributing to the increase in net cash provided by financing activities, proceeds from the exercise of stock-options totaled $4,818 for the nine months ended December 31, 2010, mainly reflecting more employees exercising options due to the increase in the Company’s share price.  The Company has maintained cash balances to fund acquisitions, capital expenditures for new programs, and operations to, among other things, support increased working capital requirements resulting from higher sales.

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

As of December 31, 2010, the Company utilized the LIBOR based rate for $56,746 of the Revolving Credit Facility. The weighted average interest rate applicable to borrowings under the Revolving Credit Facility was approximately 2.3% at December 31, 2010. As of December 31, 2010, the outstanding borrowings on the Revolving Credit Facility, which is classified as non-current, were $56,746, and the Company had an additional $53,254 available under the Revolving Credit Facility. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change.  At December 31, 2010, the Company could have borrowed an additional $53,254.

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

The Company was in compliance with applicable financial covenants at December 31, 2010.

Deferred financing costs:  As part of the June 1, 2010 refinancing, the Company recorded approximately $1,568 in deferred financing costs and wrote-off approximately $585 in deferred financing costs associated with the previous credit facility.  Amortization of deferred financing costs associated with the refinancing for the three and nine months ended December 31, 2010 was $92 and $209, respectively.  Annual amortization expense is estimated to be approximately $381.

China credit facility:  On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co. Ltd (“CMB”).   The China Credit Facility permits MEAS China to borrow up to RMB 68,000 (approximately $10,000).   Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal.  MEAS China has pledged its Shenzhen facility to CMB as collateral.  The interest rate is based on the London Inter-bank Offered Rate (“LIBOR”) plus a LIBOR spread, depending on the term of the loan when drawn.  The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China.  At December 31, 2010, there was $5,000 borrowed against the China Credit Facility at an interest rate of 5.05% and is classified as short-term debt since it is payable on January 29, 2011.  At December 31, 2010, MEAS China could borrow an additional $5,000 under the China Credit Facility.

European credit facility:  On July 21, 2010, the Company’s subsidiary in France (“MEAS Europe”) entered into a five year credit facility agreement (the “European Credit Facility”) with La Societe Bordelaise de Credit Industriel et Commercial (“CIC”).  The European Credit Facility permits MEAS Europe to borrow up to €2,000 (approximately $2,600).    Specific covenants include specific financial covenants for maximum leverage ratio and net debt to equity ratio, as well as customary limitations, compliance with laws and regulations, use of proceeds, and timely payment of interest and principal.  MEAS Europe has pledged its Les Clayes-sous-Bois, France facility to CIC as collateral.  The interest rate is based on the EURIBOR Offered Rate (“EURIBOR”) plus a spread of 1.8%.  The EURIBOR interest rate will vary depending on the term of the loan when drawn.  The purpose of the European Credit Facility is primarily to provide additional flexibility in funding operations of MEAS Europe.  At December 31, 2010, there were no amounts borrowed against the European Credit Facility and MEAS Europe could borrow €2,000.

Promissory notes:  In connection with the acquisition of Intersema Microsystems SA (“Intersema”), the Company issued 10,000 Swiss franc unsecured promissory notes (the “Intersema Notes”).  At December 31, 2010, the Intersema Notes totaled $5,314, of which $2,657 was classified as current. The Intersema Notes are payable in four equal annual installments through January 15, 2012, and bear an interest rate of 4.5% per year.

Acquisition earn-outs and contingent payments: In connection with the Visyx acquisition, the Company has a sales performance based earn-out totaling $9,000. At December 31, 2010, the Company has recorded approximately $61 for the sales based earn-out related to Visyx.

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

At December 31, 2010, we had approximately $30,716 of available cash, and availability under the revolver of approximately $53,254 after considering the limitations set on the Company’s total leverage under the revolving credit facility.  This cash balance includes cash of $12,270 in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations.  The Company’s cash balances are generated and held in numerous locations throughout the world, including substantial amounts held outside the United States. The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed. Wherever possible, cash management is centralized and intra-company financing is used to provide working capital to the Company’s operations. Cash balances held outside the United States could be repatriated to the United States, but, under current tax laws and consistent with our tax planning strategies and position that undistributed earnings of most of our foreign operations are indefinitely reinvested outside of the U.S., would potentially be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted or prohibited by local laws. Where local restrictions prevent an efficient intra-company transfer of funds, the Company’s intent is that cash balances would remain in the foreign country and it would meet United States liquidity needs through ongoing cash flows, external borrowings, or both.

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

AGGREGATE CONTRACTUAL OBLIGATIONS:  As of December 31, 2010, the Company’s contractual obligations, including payments due by period, are as follows:

Contractual Obligations:	Payment due by period
	Total	1 year	2-3 years	4-5 years	> 5 years
Long-term debt obligations	$88,094	$7,818	$2,990	$67,286	$10,000
Interest obligation on long-term debt	12,019	2,995	5,363	3,321	340
Capital lease obligations	96	80	16	-	-
Operating lease obligations	24,017	3,911	7,183	5,182	7,741
Purchase obligations	$10,537	9,730	807	-	-
Other long-term obligations*	10,346	10,242	104	-	-
Total	$145,109	$34,776	$16,463	$75,789	$18,081

* Other long-term obligations on the Company’s balance sheet under GAAP primarily consist of obligations under warranty polices, foreign currency contracts and tax liabilities. The timing of cash flows associated with these obligations is based upon management’s estimate over the terms of these arrangements and are largely based on historical experience.

The above contractual obligation table excludes certain contractual obligations, such as earn-outs related to acquisitions,  possible severance payments to certain executives, since these contractual commitments are not accrued as liabilities at December 31, 2010.  These contractual obligations are accrued as liabilities when the respective contingencies are estimable or determinable.

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

Interest Rate Risk:  Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility is variable and accrues at a rate based on either a LIBOR rate plus a LIBOR margin or at an Indexed (prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at our election. Our results will be adversely affected by any increase in interest rates. For example, based on the $56,746 of total revolver debt outstanding under these facilities at December 31, 2010, an interest rate increase of 100 basis points would increase annual interest expense and decrease our pre-tax profitability by $567.  Interest on the principal amounts of our borrowings under our term loans accrues interest at fixed rates of interest.  If interest rates decline, the Company would not be able to benefit from the lower rates on our long-term debt.  For example, based on the $20,000 of total debt outstanding under these facilities at December 31, 2010, an interest rate decrease of 100 basis points would result in higher annual interest expense of $200.  We do not currently hedge these interest rate exposures.

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

Foreign Currency Exchange Rate Risk:  Foreign currency exchange rate risk arises from the Company’s investments in subsidiaries owned and operated in foreign countries, as well as from transactions with customers in countries outside the United States. The effect of a change in currency exchange rates on the Company’s net investment in international subsidiaries is reflected in the “accumulated other comprehensive income” component of stockholders’ equity. A 10% appreciation in major currencies relative to the U.S. dollar at December 31, 2010 would result in an increase in stockholders’ equity of approximately $13,176 .

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

The value of the RMB relative to the U.S. dollar appreciated approximately 3.3% during the nine months of fiscal 2011.  Overall, the RMB was stable during fiscal 2010. The Chinese government no longer pegs the RMB to the US dollar, but established a currency policy letting the RMB trade in a narrow band against a basket of currencies. The Company has more expenses in RMB than sales (i.e., short RMB position), and as such, when the U.S. dollar weakens relative to the RMB, our operating profits decrease. Based on our net exposure of RMB to U.S. dollars for the fiscal year ended March 31, 2010 and forecast information for fiscal 2011, we estimate a negative operating income impact of approximately $174 for every 1% appreciation in RMB against the U.S. dollar (assuming no price increases passed to customers, and no associated cost increases or currency hedging). We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

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

The Company has a number of foreign currency exchange contracts in Asia in an attempt to hedge the Company’s exposure to the RMB. The RMB/U.S. dollar currency contracts have notional amounts totaling $9,900 with exercise dates through December 31, 2011 at average exchange rates of $0.1503 (RMB to U.S. dollar conversion rate).  With the RMB/U.S. dollar contracts, for every 1% depreciation of the RMB, the Company would be exposed to approximately $100 in additional foreign currency exchange losses.  Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in results of operations, not in other comprehensive income.

To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

ITEM 4. CONTROLS AND PROCEDURES

(Amounts in thousands)

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer with the participation of management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2010, management did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s evaluation of the Company’s internal controls and procedures as of December 31, 2010 excluded the evaluation of internal controls for the Company’s recent acquisition, Pressure Systems, Inc.  The Company continues to work on the integration of Pressure Systems, Inc. into the Company’s enterprise resource platform and management reporting/analysis information systems.  At December 31, 2010, Pressure Systems, Inc. represented $6,887 in total assets, excluding goodwill and intangible assets resulting from acquisition accounting, and $7,190 in net sales since the date of acquisition.

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

Measurement Specialties, Inc. (Registrant)

Date: February 2, 2011	By:	/s/ Frank D. Guidone
Frank D. Guidone President, Chief Executive Officer (Principal Executive Officer)

Date: February 2, 2011	By:	/s/ Mark Thomson
Mark Thomson Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Frank D. Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Mark Thomson required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Frank D. Guidone and Mark Thomson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350