Form 10-K
period 2011-03-31
Measurement Specialties Inc
filed 2011-06-07
CIK 778734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2011

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

At September 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $141,538,505 (based on the closing price of the registrant’s common stock on the NASDAQ Global Market on such date).

At May 31, 2011, the number of shares outstanding of the Registrant’s common stock was 15,040,050.

Documents Incorporated by Reference:

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement for the 2011 annual meeting of shareholders (the “2011 Proxy Statement”) to be held on or about September 21, 2011 to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2011. With the exceptions of the sections of the 2011 Proxy Statement specifically incorporated herein by reference, the 2011 Proxy Statement is not deemed to be filed as part of this Form 10-K.

Measurement Specialties, Inc.
Form 10-K
Table of Contents
March 31, 2011

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

Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, many of which are beyond our control. Actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made. Factors that might cause actual results to differ materially from the expected results described in or underlying our forward-looking statements include:

•	Conditions in the general economy, including risks associated with the current financial markets and worldwide economic conditions and demand for products that incorporate our products;

•	Competitive factors, such as price pressures and the potential emergence of rival technologies;

•	Compliance with export control laws and regulations;

•	Fluctuations in foreign currency exchange and interest rates;

•
Interruptions in supply chain, distribution systems, suppliers’ operations or the refusal of our suppliers to provide us or our customers with component materials, particularly in light of the current economic conditions, natural or man-made disasters and potential for suppliers to fail;

•	Timely development, market acceptance and warranty performance of new products;

•	Changes in product mix, costs and yields;

•	Uncertainties related to doing business in Europe and China;

•	Legislative initiatives, including tax legislation and other changes in the Company’s tax position;

•	Legal proceedings;

•	Product liability, warranty and recall claims;

•	Compliance with debt covenants, including events beyond our control;

•	Conditions in the credit markets, including our ability to raise additional funds;

•	Adverse developments in the housing industry and other markets served by us; and

•	The risk factors listed from time to time in the reports we file with the SEC, including those described below under “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

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

Part I

Item 1. Business

Introduction

Measurement Specialties, Inc. is a global leader in the design, development and manufacture of sensors and sensor-based systems for original equipment manufacturers (“OEM”) and end users, based on a broad portfolio of proprietary technology and typically characterized by the MEAS brand name. We are a global business and we believe we have a high degree of diversity when considering our geographic reach, broad range of products, number of end-use markets and breadth of customer base.  The Company is a multi-national corporation with twelve primary manufacturing facilities strategically located in the United States, China, France, Ireland, Germany and Switzerland, enabling the Company to produce and market globally a wide range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for engine and vehicle, medical, general industrial, consumer and home appliance, military/aerospace, water monitoring, and test and measurement applications. The Company’s sensor products include pressure sensors and transducers, linear/rotary position sensors, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors, humidity, temperature, fluid property sensors and hydrostatic pressure transducers. The Company’s advanced technologies include piezo-resistive silicon sensors, application-specific integrated circuits, micro-electromechanical systems (“MEMS”), piezoelectric polymers, foil strain gauges, force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, electromagnetic displacement sensors, hygroscopic capacitive sensors, ultrasonic sensors, optical sensors, negative thermal coefficient (“NTC”) ceramic sensors, torque sensors, mechanical resonators and submersible hydrostatic level sensors.

Measurement Specialties, Inc. is a New Jersey corporation organized in 1981.  As more fully described below under “Changes in our Business,” we discontinued the remainder of our Consumer products business during the fiscal year ended March 31, 2006. Except as otherwise noted, the descriptions of our business and results and operations contained in this report reflect only our continuing operations.

Notes:

(1) Our fiscal year begins on April 1 and ends on March 31. All references to fiscal years refer to the fiscal year ending March 31 of the reference year, thus, references in this annual report on Form 10-K to the year 2010 or fiscal 2010 refer to the 12-month period from April 1, 2009 through March 31, 2010 and references to the year 2011 or fiscal 2011 refer to the 12-month period from April 1, 2010 through March 31, 2011.

(2) All U.S. dollar and other currency amounts in this report are in thousands, except per share amounts.

(3)  “As Adjusted” reflects the deconsolidation of Nikkiso-THERM (“N-T”) in accordance with new accounting principles for consolidation.

Acquisitions and Divestitures

The Company has consummated fifteen acquisitions since June 2004 with a total purchase price exceeding $194,000. We believe our acquisitions continue to enhance the Company’s long-term shareholder value by increasing growth in sales and profitability through the addition of new technologies, establishing new lines of business, and/or expanding our geographic footprint. The following acquisitions are included in the consolidated financial statements as of the effective date of acquisition (See Notes 2 and 5 to the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K):

Acquired Company	Effective Date of Acquisition	Country
Elekon Industries U.S.A., Inc. (“Elekon”)	June 24, 2004	U.S.A.
Entran Devices, Inc. and Entran SA (“Entran”)	July 16, 2004	U.S.A. and France
Encoder Devices, LLC (“Encoder”)	July 16, 2004	U.S.A.
Humirel, SA (“Humirel”)	December 1, 2004	France
MWS Sensorik GmbH (“MWS”)	January 1, 2005	Germany
Polaron Components Ltd (“Polaron”)	February 1, 2005	United Kingdom
HL Planartechnik GmbH (“HLP”)	November 30, 2005	Germany
Assistance Technique Experimentale (“ATEX”)	January 19, 2006	France
YSIS Incorporated (“YSI Temperature”)	April 1, 2006	U.S.A. and Japan
BetaTherm Group Ltd. (“BetaTherm”)	April 1, 2006	Ireland and U.S.A.
Visyx Technologies, Inc. (“Visyx”)	November 20, 2007	U.S.A.
Intersema Microsystems SA (“Intersema”)	December 28, 2007	Switzerland
R.I.T. SARL (“Atexis”)	January 30, 2009	France and China
FGP Instrumentation, and related companies GS Sensors, and ALS (collectively, “FGP”)	January 30, 2009	France
Pressure Systems, Inc. (“PSI”)	September 8, 2010	U.S.A.

The above companies, except for Encoder, Polaron and Visyx, which were asset purchases, became direct or indirect wholly-owned subsidiaries of the Company upon consummation of their respective acquisitions.

On September 8, 2010, the Company completed its first acquisition in 18 months with the purchase of PSI, a sensor company based in Hampton, Virginia.  PSI is a global leader in pressure sensing instrumentation for the aerospace industry and for water monitoring within operational and resource management applications.  The water monitoring industry is large and a significant growth opportunity for the Company.  Additionally, the Company expects to achieve cost synergies with the PSI business combination mainly through the consolidation of operations due to the close proximity of the acquisition to the Company’s existing Hampton facility.

Effective December 1, 2005, we completed the sale of the Consumer segment to Fervent Group Limited (“FGL”), including its Cayman Island subsidiary, ML Cayman. FGL is a company controlled by the owners of River Display Limited (“RDL”), our long time partner and primary supplier of consumer products in Shenzhen, China. The Consumer Products segment designed and manufactured sensor-based consumer products, primarily as an original equipment manufacturer (“OEM”), that were sold to retailers and distributors in the United States and Europe. Consumer products included bathroom and kitchen scales, tire pressure gauges and distance estimators.

Products, Markets and Applications

The majority of our sensors are components (sensing elements), devices, or transducers that convert fundamental physical measurands such as temperature, pressure, force, position, angle, acceleration, or humidity into electronic signals. These signals are subsequently used in many applications, including information display, processing, interpretation or control. MEAS sensor technologies can be combined to enable the sensing of more complex measurands, such as fluid viscosity and density, or the specific humidity at the air intake of a modern diesel engine.

The rapid proliferation of sensors continues in all markets and regions, driven in part by the increasing functionality and decreasing size and power of modern electronics. The level of “intelligence” continues to increase in products from virtually all end markets, including medical, transportation, energy, industrial, aerospace, and consumer applications. As OEMs strive to make products “smarter”, they have an expanding demand for sensors to connect the physical world to the digital world in order to improve functionality and competitiveness, decrease system costs, improve energy efficiency, enhance safety and security, and to meet more demanding regulatory requirements.

A summary of some of our sensor product offerings as of March 31, 2011, is presented in the following table.

Product Family	Product	Technology	Applications

Pressure	Pressure Components, Sensors, and Transducers	Piezoresistive Micro-Electromechanical Systems (“MEMS”)
Disposable catheter blood pressure, wrist watch altimeter, process instrumentation, fluid level, intravenous drug administration monitoring, engine performance, barometric pressure, HVAC / building automation, wind tunnel testing, water level management and monitoring

		Microfused TM Piezoresistive Silicon Strain Gauge	Automotive electronic stability control systems, paint spraying machines, fertilizer dispensers, hydraulics, refrigeration, automotive transmission

		Bonded Foil Strain Gauge	Instrumentation-grade aerospace and weapon control systems, sub-sea pressure, ship cargo level, steel mills

Force	Load Cells	Microfused Piezoresistive Silicon Strain Gauge	Automotive occupancy weight sensing, bathroom scales, exercise equipment, appliance monitoring, intravenous drug administration monitoring

Position	Linear Variable Differential Transformers	Inductive Electromagnetic	Aerospace, machine control systems, knitting machines, industrial process control, hydraulic actuators, instrumentation

	Rotary Position Transducers	Inductive Electromagnetic	Machine control systems, instrumentation

	Magneto-Resistive (MR) sensors and Magnetic Encoders	Magneto-Resistive (“AMR”)	Automotive systems controls, pump counting and control, school bus stop sign arm position

	Tilt/Angle Sensors	Fluid Capacitive or Electrolytic Fluid	Heavy equipment level measurement, auto security systems, tire balancing, instrumentation

Piezo Film	Traffic Sensors	Piezoelectric Polymer	Traffic survey, speed and traffic light enforcement, toll, and truck weigh-in-motion

	Custom Piezoelectric Film Sensors	Piezoelectric Polymer	Medical diagnostics, ultrasonic pen digitizers, musical instrument pickups, electronic stethoscope, security systems, anti-tamper sensors for data protection, electronic water meters

Vibration	Accelerometers	Micro-Electromechanical Systems instrumentation	Crash test sensors, anthropomorphic dummy sensors, road load dynamics, aerospace traffic alert and collision avoidance systems, instrumentation

	Accelerometers	Piezoelectric Polymer	Cardiac activity sensors, audio speaker feedback, appliance load balancing

Humidity	Relative Humidity Sensors	Capacitive Polymer	Auto anti-fogging systems, diesel engine controls, air climate systems, reprography machines, respirators
Fluid Properties	Fluid Monitoring Sensors	Quartz Mechanical Resonator (Tuning Fork)	Heavy truck/off-road engine and transmission fluid monitoring for viscosity, density and dielectric constant

Temperature	Thermistors & RTDs (Resistance Temperature Detector)	Negative Temperature Co-efficient (“NTC”) Thermistors, Infrared (“IR”), Nickel RTD	Patient monitoring and diagnostics, gas chromatography, HVAC & R, and non-contacting thermometers, microwave and convection oven controls, gas detection

Photo Optics	Pulse Oximetry Sensors (SpO2); X-Ray Detection	Photo optic infra-red light absorption	Reusable and disposable patient blood oxygen and pulse sensors, security system and CT scanner sensor arrays

Torque	Static & Dynamic Torque/Force Sensors	Bonded foil and discrete semiconductor gage
High speed dynamic torque sensors with non-contact technology for engine & gearbox testing in aerospace and motor sports, road load sensors for heavy truck and control of moderator rods in nuclear reactors.

Technology

The Company has a broad portfolio of technologies available to solve client sensing needs, some of which are proprietary to the Company.  Our sensor technologies include:

•
Piezoresistive Technology:  This technology is widely used for the measurement of pressure, force, torque, and acceleration, and includes a number of specific material technologies including doped silicon, doped germanium, and thin metal foils.  We believe that the use of piezoresistive technologies is expanding significantly, particularly in the form of micro-electromechanical systems (“MEMS”).  The resistance of piezoresistive materials changes in applied mechanical variables such as stress, strain, or pressure. Changes in electrical conductivity can be readily detected using high precision, low cost, low noise electronics.  Silicon MEMS devices are particularly advantageous in several large volume markets, and by leveraging commercial silicon manufacturing technology, MEMS can enable the cost-effective manufacture of small devices having high reliability and superior performance.  Our proprietary Microfused™ technology employs a silicon strain gauge bonded to a stainless steel diaphragm using a high temperature glassing process devoid of organic material.  The diaphragm is in contact with the sensed media in a hermetically sealed housing appropriate for harsh environments.  MEAS also has extensive experience in the use of highly stable metal foil bonded strain gauge technology, useful in harsh and high temperature environments in aerospace, military, and sub-sea environments.

•
Piezoelectric Technology: Piezoelectric materials, including polymers such as PVDF ceramic/polycrystalline materials such as PZT, and single crystal materials such as Lithium Niobate, produce an electrical output as a result of mechanical stress or strain, and conversely produce mechanical expansion or contraction when under an applied electrical signals.  These materials are also pyroelectric, converting heat into electrical charge.  MEAS is the leading global manufacturer of PVDF films which offer unique sensor design and performance opportunities because they are thin, flexible, tough, chemically inert, very sensitive,  and relatively inexpensive.  MEAS uses piezoelectric ceramic materials extensively in a number of applications including high performance accelerometry, medical ultrasound, and air ultrasound metrology.  Single crystal materials are employed in highly specialized applications including the vibrating tuning fork structures used to extract fluid properties such as density and viscosity.

•
Electrolytic Fluid Tilt Technology:   Inclinometers are made using a small chamber partially filled with an electrolytic liquid.  An alternating voltage is passed between two electrodes on the base of the sensor, and when tilted the electric field and associated current through this fluid change, producing a signal that can be precisely correlated to rotation angle. This technology is durable and highly repeatable.

•
Fluid Capacitive Tilt Technology:  Also known as fluid filled, variable capacitance technology, the output from these sensing elements is two variable capacitance signals per rotation axis.  Rotation of the sensor about its sensitive axis produces a linear change in capacitance. This change in capacitance is electronically converted into angular data and provided to the user in ratio metric, analog, or digital format.

•
Inductive Coupling Technologies:  This technology is used in the manufacture of several sensor lines, including Linear Variable Differential Transformers (LVDTs).  An LVDT is an electromechanical sensor that produces an electrical signal proportional to the displacement of a movable core rod.  They are widely used to measure displacement over the range of a few micro inches to several feet, or, for example, to indirectly measure pressure by detecting the movement of a diaphragm.  LVDT’s are capable of extremely accurate and repeatable measurements in harsh and severe environments.

•
Magneto-Resistive (MR) Technology:  Magneto-resistive materials exhibit a change in resistivity as a function of an applied magnetic field.  MEAS manufactures MR sensors by depositing ultra-thin layers of a material such as permoalloy (NiFe alloy) on top of silicon wafers.  Subsequent processing creates complex resistive bridge structures which are very sensitive to small changes in magnetic fields.  MR sensors are highly sensitive, stable, repeatable, and relatively low cost.  MR sensing technology can be packaged as low field sensors (i.e., electronic compass), angle sensors such as magnetic encoders, position sensors, and current sensors, and is also offered in a fully integrated surface mountable package which contains an embedded micro controller.

•
Thin Film Diaphragm Technology:  MEAS has substantial wafer processing experience and produces specialized structures having a very thin (several micro-meters) suspended diaphragm in the center of a silicon chip.  This technology is particularly well suited for thermopile, mass air flow (MAF), and high temperature gas sensing.  Thermopiles are made by creating dense serial arrays of thermocouple junctions on wafer mounted diaphragms.  These arrays produce an output as a result of the Seebeck effect and are used to determine temperature without contact as a result of the infrared (IR) radiation of the target (Planck’s law).  MAF sensors are made by locating thin film thermocouple or thermo-resistive temperature elements on both sides of a thin film heater, all mounted in the center of the low thermal mass diaphragm.  As a gas flow over the assembly, convected heat raises the temperature of the downstream sensor in a predictable manner, allowing the calculation of mass flow.  Thin metal heaters deposited on these diaphragms can reach temperatures of 400ºC very quickly with very low input power, and catalytic chemistry on top of the heater can be designed to undergo a change in resistance in response to certain gas species.

•
Variable Capacitive Technology:  Humidity sensors are built using a special polymer having a dielectric constant affected by water vapor.   As the humidity in the environment changes, the capacitance of the polymer dielectric changes and an output is measured. This technology is uniquely designed for high volume OEM applications in consumer, automotive, home appliance, and environmental control markets.

•
Photo Optical Technology:  Photo-Optic sensors produce an output which is related to the variation light intensity or spectral content.  MEAS uses LED transmitters and photo-diode light sensitive receivers to detect the variations in oxygen saturation, SpO2, in the blood, a widely used technique known as pulse oximetry.

•
Temperature Sensor Technology:  MEAS uses a number of technologies to determine temperature, including negative temperature coefficient (“NTC”) thermistors, platinum and nickel thin film and wire based thermo-resistive materials, and thermocouples.  Temperature sensors are designed for a huge array of applications and cover a temperature measurement range from less then -200ºC to over 1,700ºC.

•
Application Specific Integrated Circuits (“ASICS”): Although ASICs are electronic devices, not sensors, expertise in this technology is essential in the design and manufacture of modern sensors.  These specialized circuits are tailored to condition raw sensor outputs, to convert these analog signals into digital signals, to apply calculation algorithms to compensate the signals, and to deliver this information to upstream controllers using digital communications protocols.  MEAS has developed considerable experience in sensor specific ASICs and they are increasingly employed in our sensor modules to lower cost, increase resolution and accuracy, increase interface flexibility, and decrease power consumption.

Business Segments

As a result of the sale of our Consumer Products business segment effective December 1, 2005, the Sensor business segment is our sole reportable segment under the guidelines established by the Financial Accounting Standards Board (“FASB”) for disclosures about segments of an enterprise.  Our recent acquisitions have been sensor based companies, and as such, have not resulted in additional reportable segments.

Geographic information for revenues based on country from which invoiced, and long-lived assets based on country of location, which includes property, plant and equipment, but excludes Corporate-based assets (i.e., investment in unconsolidated subsidiary, intangible assets and goodwill, net of related depreciation and amortization) follows:

	For the years ended March 31,
	2011	(As Adjusted) 2010	(As Adjusted) 2009
Net Sales:
United States	$98,113	$70,300	$89,557
France	45,901	36,179	28,110
Germany	18,061	15,209	15,375
Ireland	31,071	20,815	12,041
Switzerland	15,852	11,196	13,070
China	65,791	51,329	41,700
Total:	$274,789	$205,028	$199,853

Long Lived Assets:
United States	$9,079	$6,652	$7,551
France	9,086	7,940	7,860
Germany	3,540	2,334	2,253
Ireland	3,310	3,311	3,434
Switzerland	2,290	1,735	1,918
China	22,998	22,465	23,656
Total:	$50,303	$44,437	$46,672

Customers

We sell a wide variety of sensor products throughout the world to a broad range of end-user markets and customers. We design, manufacture and market sensors for original equipment manufacturer applications and for end users who use them for instrumentation and test applications. Our extensive customer base consists of manufacturers of electronic, automotive, medical, military, industrial, aerospace and consumer products. We have developed our strong market position due to, among other factors, our long-standing customer relationships, our competitive cost structure, and our geographic proximity to customers with our engineering, sourcing and manufacturing facilities located in North America, Europe and Asia. Our largest customer, Sensata, a large automotive sensor supplier, accounted for approximately 13% of our net sales during fiscal 2011, approximately 16% of our net sales during fiscal 2010, and approximately 14% of our net sales during fiscal 2009. At March 31, 2011 and 2010, the trade receivable with our largest customer was approximately $2,574 and $3,651, respectively. No other customer accounted for more than 10% of our net sales during the fiscal years ended March 31, 2011, 2010 and 2009.

Sales and Distribution

We sell our sensor products through a combination of experienced regional sales managers, distributors and (generally) exclusive relationships with outside sales representatives throughout the world. Our engineering teams work directly with our global customers to tailor our sensors to meet their specific application requirements.

We sell our products primarily in North America, Asia and Western Europe. The percentage of our international sales relative to our overall business has grown with recent acquisitions. In addition, we believe the growing Asian market represents a significant opportunity for our business. Sales invoiced from foreign countries accounted for approximately 64%, 66% and 55% of net sales for the fiscal years ended March, 31, 2011, 2010 and 2009, respectively.

Suppliers

We procure components and finished products from a variety of suppliers as needed through purchase orders. We actively manage this process to ensure component quality, steady supply and best costing, while managing hazardous materials content for compliance with European Restrictions on Hazardous Substances (“ROHS”) regulations.

Our manufacturing operations employ a wide variety of raw materials, including steel, copper, cast iron, electronic components, aluminum, and plastics. We purchase raw materials from a large number of independent sources around the world. No single raw material supplier is material, although some of the components we use require particular specifications where a limited number of suppliers exist that can supply such components, including wafer suppliers. Market forces, including changes in foreign currency exchange rates, can cause significant fluctuations in the costs of steel and petroleum-based products. We have attempted to mitigate the impact of cost increases through supply-chain initiatives or passing a portion of these increases on to customers in the form of price increases. There have been no raw material shortages that have had a material adverse effect on our business as a whole, although over the past few years, the prices of raw materials have been volatile and for several types of raw materials, prices increased sharply prior to the recession in 2008 before declining in late 2008 and have since increased. For a further discussion of risks related to the materials and components required for our operations, please refer to “Foreign Operations” and “Item 1A. Risk Factors.”

Research and Development

Our research and development efforts are focused on expanding our core technologies, improving our existing products by enhancing functionality, effectiveness, ease of use and reliability, developing new products and designing custom sensors for specific customer applications. To maintain and improve our competitive position, our research, design, and engineering teams work in close association with customers to design custom sensors for specific applications. We believe that once a customer has designed one of our sensors into their products, the cost and time of switching to another supplier is high. Research and development costs approximated $19,918 or 7.2% of net sales for fiscal 2011, $10,626 or 5.2% of net sales for fiscal 2010, and $10,826 or 5.4% of net sales for fiscal 2009. We expect to continue to make significant investment in research and development in order to provide innovative new products to our customers and to maintain and improve our competitive position. Customer funded research and development was $4,809, $2,008, and $1,451 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

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

Intellectual Property

We rely in part on patents to protect our intellectual property. We own 62 United States utility and design patents and 80 foreign patents to protect our rights in certain applications of our core technology. We have 72 patent applications pending. These patent applications may never result in issued patents. Even if these applications result in patents being issued, taken together with our existing patents, they may not be sufficiently broad to protect our proprietary rights, or they may prove unenforceable. We have not obtained patents for all of our innovations, nor do we plan to do so.

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

Foreign Operations

Our products are manufactured and marketed worldwide. Our geographic diversity enables us to leverage our cost structure and supply-chain, promotes economies of scale, and affords a broad and diverse sales base. We manufacture a large portion of our sensor products in Shenzhen, China. Sensors are also manufactured at our U.S. facilities in Hampton, Virginia, Dayton, Ohio and Fremont, California, as well as our European facilities in Galway, Ireland, Toulouse, France, Les Clayes-sous-Bois, France, Fontenay, France, Druex, France, Dortmund, Germany and Bevaix, Switzerland. The Company also has N-T, an unconsolidated joint venture in Japan. With the acquisition of Atexis, a range of our temperature sensors are manufactured at our Chengdu, China facility. A large portion of our NTC thermistors, discrete and probe assemblies are manufactured in China by Betacera Inc., a subcontractor with a long-standing contractual relationship with the Company. Many of our products contain key components that are obtained from a limited number of sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond our control, including political and other uncertainties regarding China.

A substantial portion of our revenues are priced in United States dollars. Most of our costs and expenses are also priced in United States dollars, with the remainder priced in Chinese renminbi (“RMB”), Euros, Swiss francs and Japanese yen. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the United States dollar compared with that of our foreign customers’ currencies. We are exposed to foreign currency transaction and translation losses, which might result from adverse fluctuations in the value of the Euro, Chinese RMB, and Swiss franc. The Company’s exposure to the Hong Kong dollar mainly relates to the functional currency of MSI Sensors (Asia) Limited, the Company’s foreign holding company for the manufacturing operations in China (Shenzhen and Chengdu). The following table details annual consolidated net sales and the respective amount as a percentage of consolidated net sales invoiced from our facilities within and outside of the U.S. for the previous three years, as well as the U.S. dollar equivalent of net assets for the respective functional currencies:

	For the years ended March 31,
	2011	2010 (As Adjusted)	2009 (As Adjusted)
Net sales:
U.S. facilities	$98,113	$70,300	$89,557
U.S. facilities % of sales	36%	34%	45%
Non-U.S. facilities	$176,676	$134,728	$110,296
Non-U.S. facilities % of sales	64%	66%	55%

Net assets:
U.S. dollar	$72,935	$61,234	$54,000
Chinese renminbi	26,817	14,862	22,419
Hong Kong dollar	78,829	75,301	61,588
Euro	26,530	14,998	18,273
Swiss franc	3,958	601	996

The Chinese RMB appreciated 4.0% during the year ended March 31, 2011, and appreciated less than 0.1% and 2.5% during 2010 and 2009, respectively. The Company has more expenditures in RMB than sales denominated in RMB, and as such, when the U.S. dollar weakens relative to the RMB, our operating profits decrease. Based on our net exposure of RMB to U.S. dollars for the fiscal year ended March 31, 2011 and forecast information for fiscal 2012, we estimate a negative operating income impact of approximately $200 for every 1% appreciation in RMB against the U.S. dollar (assuming no price increases passed to customers, and no associated cost increases or currency hedging). We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, pricing and monitoring balance sheet exposures for payables and receivables, as well as utilizing foreign currency contracts.

The Company’s French, Irish and German subsidiaries have more sales in Euros than expenses in Euros and the Company’s Swiss subsidiary has more expenses in Swiss franc than sales, and as such, if the U.S. dollar weakens relative to the Euro and Swiss franc, our operating profits would increase in France, Ireland and Germany but decline in Switzerland. Based on the net exposures of Euros and Swiss francs to the U.S. dollar for the fiscal year ended March 31, 2011 and forecast information for fiscal 2012, we estimate a negative operating income impact of $70 in Euros and a positive operating income impact of approximately $13 for every 1% appreciation in the Euro and Swiss franc, respectively, relative to the U.S. dollar (assuming no price increases passed to customers, and no associated cost increases or currency hedging).

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

Employees

As of March 31, 2011, we had 2,923 employees, including 294 in the United States, 571 in Europe and 2,058 in Asia. As of March 31, 2011, 1,818 employees were engaged in manufacturing, 690 were engaged in administration, 319 were engaged in engineering and 96 were engaged in sales and marketing.

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

We believe we are in compliance in all material respects with the European and UK Restrictions on Hazardous Substances (“RoHS”) and End of Life Vehicle (“ELV”) environmental directives which became effective July 1, 2006 for "the restriction of the use of certain hazardous substances in electrical and electronic equipment.”

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

Backlog

At March 31, 2011, the dollar amount of backlog orders believed to be firm was approximately $90,495.  We include in backlog those orders that have been accepted from customers that have not been filled or shipped and are supported with a purchase order. It is expected that the majority of these orders will be shipped during the next 12 months. At March 31, 2010, our backlog of unfilled orders was approximately $77,609.

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

The impact from the financial crisis affecting the banking system and financial markets and the uncertainty in global economic conditions have resulted in a tightening of the credit markets, a low level of liquidity in financial markets, decreased consumer confidence, high unemployment and impacted corporate profits and capital spending. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and have caused, and may continue to cause, our customers to reduce spending on our products. We cannot predict the strength of the economic recovery. If the economy or markets in which we operate experience continued weakness or deteriorate further, our business, financial condition and results of operations could be materially and adversely affected.

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

Our international operations represent a substantial portion of our net sales, total assets and net assets. Our foreign subsidiaries are in China, Europe and Hong Kong, as well as our joint venture in Japan, and as such, we are exposed to, among other things, foreign currency transaction and translation losses with the Chinese RMB, Hong Kong dollar, Euro, Japanese yen and Swiss franc. Our foreign subsidiaries’ operations reflect intercompany transfers of costs and expenses, including interest on intercompany receivables, at amounts established by us. We manufacture a large portion of our sensor products in China. Our China subsidiary is subject to certain government regulations, including currency exchange controls, which limit the subsidiary’s ability to pay cash dividends or lend funds to us. The inability to operate in China or the imposition of significant restrictions, taxes, or tariffs on our operations in China would impair our ability to manufacture products in a cost-effective manner and could reduce our profitability significantly.  International economic, political, legal and business factors could affect our results of operations, cash flows and financial condition.

Risks specific to our international operations include:

•	political conflict and instability in the relationships among Hong Kong, Taiwan, China, Europe, the United States and in our target international markets;

•	political instability and economic turbulence in Asian and European markets;

•	changes in United States and foreign regulatory requirements resulting in burdensome controls, tariffs and import and export restrictions;

•	changes in foreign currency exchange rates, which could make our products more expensive as stated in local currency, as compared to competitive products priced in the local currency;

•	risks relating to the transfer or repatriation of cash, which may be subject to certain restrictions on the transfer to another country because of currency control or other fiscal regulations;

•	risks relating to the enforceability of contracts and other rights or collectability of accounts receivable in foreign countries;

•	delays or cancellation of production and delivery of our products due to the logistics of international shipping, which could damage our relationships with our customers;

•	a recurrence of the outbreak of Severe Acute Respiratory Syndrome (“SARS”) or Avian Flu and the associated risks to our operations in China; and

•
legislative initiatives, including tax legislation and other changes in the Company’s tax position, including tax policy changes in China, which could affect the profitability of our operations in China. For example, if the Company does not continue to receive special tax status in China, our income tax rates could increase from 15% to 25%.

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

Our success depends on our ability to maintain and protect our intellectual property and avoid claims of infringement or misuse of third party intellectual property.

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

We are subject to or could be subject to a variety of litigation incidental to our business, including claims for damages arising out of the use of our products, claims relating to intellectual property matters and claims involving employment matters, commercial disputes, environmental matters and acquisition-related matters. Some of these lawsuits could include claims for punitive, consequential and compensatory damages. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our financial condition, operations and results of operations. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against potential loss exposures.

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

Highly fragmented markets and high levels of competition characterize our business. Despite continued consolidations, including the acquisition of several smaller competitors by larger competitors, the sensor industry remains highly fragmented. Some of our competitors and potential competitors may have a number of significant advantages over us, including:

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

We may not be able to consummate future acquisitions or successfully integrate acquisitions into our business and indemnification provisions in our acquisitions agreements by which we have acquired companies may not fully protect us and may result in unexpected liabilities.

We have made fifteen acquisitions since fiscal 2005. As a part of our business strategy, we may enter into additional business combinations and acquisitions, although acquisitions require lender approval under our credit agreement. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business and distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. Our inability to consummate acquisitions at our prior rate could negatively impact our growth rate.  If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our growth strategy, and we may incur substantial expenses and devote significant management time and resources in seeking to complete proposed acquisitions that will not generate benefits for us.

In addition, with future acquisitions, we could use substantial portions of our available cash and availability under our credit facilities for all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause significant stockholder dilution. Our prior acquisitions and any future acquisitions may not ultimately help us achieve our strategic goals and may pose other risks to us. Conversely, we may not be able to consummate acquisitions at a similar rate as to the past, which could adversely impact our growth rate. Our ability to grow depends in part upon our ability to identify and successfully acquire and integrate companies and businesses at appropriate prices and realize anticipated cost savings. In addition, changes in accounting or regulatory requirements or any further deterioration in the credit markets could also adversely impact our ability to consummate acquisitions or change the accounting treatment for acquisitions. For example, as a result of the recently issued standards for accounting for Business Combinations, which were effective for the Company beginning April 1, 2009, we will be required to expense certain acquisition-related items that under previous accounting were capitalized as part of the purchase price.

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

Our credit facility requires us to maintain specified financial ratios, including maximum leverage ratio and minimum fixed charge coverage ratio.  Our credit facility contains other restrictive covenants, including restrictions on the payment of dividends, repurchase of common stock, acquisitions without lender approval and creation of liens.  Sufficiently adverse financial performance could result in default under certain future ratio levels. If there were an event of default under our credit facility that was not cured or waived, the amounts outstanding could become due and payable immediately. Our assets and cash flow may not be sufficient to fully repay borrowings if accelerated upon an event of default and the Company may not be able to refinance our indebtedness.  Any such actions could force us into bankruptcy or liquidation.

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

Changes in our tax rates or exposure to additional income tax liabilities could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.

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

The Obama administration has announced proposals to tax profits of U.S. companies earned abroad. While it is not possible to predict whether any such proposals will be implemented and how they will ultimately impact us, they may adversely impact our results of operations.

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

If we suffer loss to our facilities, information technology systems, third party distribution system, warehousing and logistical services, or disruptions in supply chain due to a catastrophe or other natural or man-made events, our operations could be seriously harmed.

Our facilities, information technology systems and distribution systems are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. If any of these facilities or systems were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility.

We rely primarily on third parties for transportation of the products we manufacture. In particular, a significant portion of the goods we manufacture are transported to different countries, requiring sophisticated warehousing, logistics and other resources. If any of the countries from which we transport products were to suffer delays in exporting manufactured goods, or if any of our third party transportation providers were to fail to deliver the goods we manufacture in a timely manner, we may be unable to sell those products at full value, or at all. Similarly, if any of our raw materials or components used in our products could not be delivered to us in a timely manner, we may be unable to manufacture our products in response to customer demand.

The impact from the recent earthquake and tsunami in Japan is still being assessed.  The Company’s presence in Japan is mainly with N-T, our joint venture with Nikkiso based in Tokyo.  The Company has not been able to fully assess the impact of the situation in Japan since information is limited and the situation is still evolving.  A number of our customers have temporarily scaled back production or shut down a limited number of plants because of supply chain disruptions due to parts that normally come from Japan.  The Company will continue to work closely with our customers, vendors and joint venture partner to monitor and assess the impact of the situation in Japan, because such risks may have an adverse impact on our business and financial results.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Hampton, Virginia in a leased facility. Worldwide, we have twelve primary manufacturing facilities, and seven additional locations for sales and marketing and research and development activities. Three factories located in China, Ireland and France with an aggregate of approximately 260,000 square feet are owned by us. The remaining sites with an aggregate of approximately 413,000 square feet are leased by us. Of these manufacturing, sales and marketing, research and development, administrative and distribution locations, six are located in the U.S.A., eight in Europe and three in Asia. We manufacture a large portion of our sensor products in Shenzhen, China.  We consider our facilities suitable and adequate for the purpose for which they are used and we do not anticipate difficulty in renewing existing leases as they expire or in finding other facilities. The Company’s manufacturing facilities taken as a whole, currently operate moderately below full capacity.  We believe our current manufacturing base offers additional capacity to support higher revenues.  Please refer to Note 14 in the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information with regard to our lease commitments.

With the purchase of PSI, the Company acquired an additional 24,000 square foot facility in Hampton, Virginia.  The PSI facility is subject to the collateral clauses under our Senior Secured Credit Facility (as defined below under “Long-term debt”).  The Company is consolidating the PSI operations into the existing MEAS Hampton facility.  The PSI building is listed for sale with a broker.  The PSI facility was utilized for manufacturing at March 31, 2011 and not classified as held for sale since it does not meet the held for sale criteria under the applicable accounting guidelines for property, plant and equipment.  The Company expects to classify the PSI building as held for sale during the first quarter of fiscal 2012.

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

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(A) Market Information

Our common stock, no par value, is traded on The NASDAQ Global Market under the symbol:  MEAS. The following table presents high and low sales prices of our common stock as reported on the NASDAQ for the periods indicated:

	2011		2010
	HIGH	LOW	HIGH	LOW

First quarter	$18.94	$12.15	$7.91	$3.73
Second quarter	18.80	13.15	11.53	6.45
Third quarter	29.95	18.32	10.56	7.25
Fourth quarter	34.23	26.23	16.23	10.24

(B) Approximate Number of Holders of Common Stock

At May 31, 2011, there were approximately 62 shareholders of record of our common stock and approximately 22,046 beneficial shareholders.

(C) Dividends

We have not declared cash dividends on our common equity.  We intend to retain earnings to support our growth strategy and we do not anticipate paying cash dividends in the foreseeable future.  The payment of dividends is restricted under our Senior Secured Credit Facility. Under our Senior Credit Agreement, the Company is limited to a cumulative amount of $15,000 for payments related to dividends.

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

(E) Performance Graph

The following graph compares our cumulative total stockholder return since March 31, 2006 with the Russell 2000 Index and SIC Code 3823 peer group index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100.00 on March 31, 2006.

	3/31/2006	3/31/2007	3/31/2008	3/31/2009	3/31/2010	3/31/2011

Measurement Specialties, Inc.	100.00	86.27	66.81	15.64	56.25	130.10
Russell 2000	100.00	105.91	92.14	57.58	93.73	117.90
SIC Code 3823	100.00	107.01	121.81	76.81	124.90	159.00

(F) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

(G) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 9, 2011, the Company’s Board of Directors approved a repurchase program authorizing the buy-back of up to $7,500 of MEAS common stock.  As of March 31, 2011, the Company completed the approved repurchase amount.  The repurchase of the Company’s common stock is restricted by our Senior Secured Credit Agreement.  As permitted by Amendment 1 dated May 4, 2011 under our Senior Credit Agreement, the Company is limited to a cumulative amount of $60,000 for payments related to stock buy-backs, of which payments totaling $7,500 have been made to date.  The following table provides information relating to the Company's repurchase of common stock during the three months ended March 31, 2011.

				Approximate dollar
			Total number	value of shares that
	Total number		of shares purchased	may yet be purchased
	of shares	Average price	as part of publically	under publically
	purchased	paid per share	announced program	announced program
February 14 to February 28, 2011	141,828	$30.47	141,828	$-
March 1 to March 7, 2011	103,220	$30.80	103,220
Total	245,048	$30.60	245,048

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	YEARS ENDED MARCH 31,
	2011	2010 (As Adjusted)	2009 (As Adjusted)	2008 (As Adjusted)	2007 (As Adjusted)
	(Amounts in thousands, except per share information)
Results of operations:
Net sales	$274,789	$205,028	$199,853	$224,709	$195,327
Income from continuing operations, net of income taxes	28,175	6,058	5,279	16,442	11,957
Income (loss) from discontinued operations, net of income taxes	-	(142)	-	-	2,277
Net income	28,175	5,916	5,279	16,442	14,234
Net cash provided by operating activities from continuing operations	33,906	29,200	20,751	33,732	13,675
Net cash used in investing activities from continuing operations	(36,584)	(5,405)	(26,570)	(36,183)	(53,136)
Net cash provided by (used in) financing activities from continuning operations	(291)	(23,116)	7,513	12,931	35,166

Per common share:
Income from continuing operations, net of income taxes:
Basic	$1.92	$0.42	$0.36	$1.14	$0.85
Diluted	1.84	0.41	0.36	1.13	0.83
Net Income:
Basic	1.92	0.41	0.36	1.14	1.01
Diluted	1.84	0.40	0.36	1.13	0.99

Cash dividends declared	-	-	-	-	-

Financial Position at Year-End:
Total assets	$329,766	$277,272	$285,437	$282,726	$221,841
Long-term and short-term debt, revolver and notes payable	69,785	72,028	93,060	86,718	62,424
Shareholders' equity	209,069	166,996	157,276	155,789	120,637

The above table includes, as of the purchase date, acquisitions (See Note 5 to the Consolidated Financial Statements of the Company in this Annual Report on Form 10-K for a discussion regarding acquisitions). Fiscal year 2007 includes $1,275 in litigation settlement costs. Fiscal 2009 includes $2,881 income tax expense for the valuation allowance related to foreign deferred tax assets and an adjustment for $500 to increase inventory balances related to a purchase accounting adjustment for the Intersema acquisition.  Fiscal 2011 includes two tax items recorded during the quarter ended December 31, 2010:  $2,890 income tax credit reducing income tax expense associated with the release of the valuation allowance on German deferred tax assets and $2,058 in additional income tax expense associated with the election to distribute certain undistributed earnings from the Company’s Irish subsidiary. “As Adjusted” reflects the deconsolidation of N-T in accordance with the restrospective adoption in fiscal 2011 of the new accounting standards update for consolidation.

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

Our fiscal year begins on April 1 and ends on March 31. References in this report to the year 2010 or fiscal 2010 refer to the 12-month period from April 1, 2009 through March 31, 2010 and references in this report to the year 2011 or fiscal 2011 refer to the 12-month period from April 1, 20010 through March 31, 2011.

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

Effective December 1, 2005, we completed the sale of our Consumer business, including our Cayman Island subsidiary, Measurement Limited (“ML”), to Fervent Group Limited (“FGL”). FGL is a company controlled by the owners of River Display Limited, our long time partner and primary supplier of consumer products in Shenzhen, China. Accordingly, the related financial statements for the Consumer segment are reported as discontinued operations. All comparisons in Management’s Discussion and Analysis for each of the periods ended March 31, 2011, 2010 and 2009, exclude the results of these discontinued operations except as otherwise noted.

Executive Summary

Our vision is to be the supplier of choice to OEMs and select end-users for all their physical sensing needs.  To that end, MEAS continues to expand our market position as a leading global sensor supplier.  Our sales growth exceeds overall market increases, as supported by our six year Compounded Annual Growth Rate (“CAGR”) in excess of 20%.  The Company’s strong recovery after the recession reflects the positive returns from our significant investments in research and development for new programs and the $194,000 invested in our 15 acquisitions since June 2004, expanding our product offering and geographic reach.

The Company remains focused on creating long-term shareholder value through continued development of innovative technologies and strengthening our market position by expanding customer relationships.  To accomplish this goal, we continue to take measures we believe will result in higher sales performance in excess of the overall market and generation of positive earnings before interest, tax, depreciation and amortization (“EBITDA”).  A core tenant of our long-term strategy to increase profitability is to grow the size and scale of the Company in order to improve our leverage of SG&A expenses.  Accordingly, our goal is to target a 20% EBITDA Margin (EBITDA as a percent of Net Sales).  We have implemented aggressive actions that position the Company for future growth in sales and profitability, all of which we ultimately expect to translate to enhanced shareholder value.  We currently have one of the strongest product development pipelines in the history of the Company, which we expect to lay the foundation for future sales growth.  Research and development will continue to play a key role in our efforts to maintain product innovations for new sales and to improve profitability.  Our broad range of products and geographic diversity provide the Company with a variety of opportunities to leverage technology, products, manufacturing base and our financial performance.  The following charts provide an overall indicative range of the diversity of our sales by region and by market for fiscal 2011:

General OEM represents a broad range of end-use markets and includes such markets as general industrial, home appliance and other consumer markets, as described in the earlier section titled Products, Markets and Applications.

On September 8, 2010, the Company completed its first acquisition in 18 months with the purchase of Pressure Systems, Inc. (“PSI”).  Acquisitions remain a key component of the Company’s growth strategy, though there is no specific timetable for any acquisitions.

Trends

There are a number of trends that we expect to have material effects on the Company’s future operating results, including improving global economic conditions with the resulting impact on our sales, profitability, and capital spending, changes in foreign currency exchange rates relative to the U.S. dollar, shifts in our overall effective tax rate, changes in our debt levels and applicable interest rates, and prices of raw materials and other costs, such as labor.  Additionally, sales and results of operations could be impacted by additional acquisitions.

Overall, the Company expects moderate double-digit sales growth during 2012 as compared to 2011.  We believe the majority of the improvement in our sales is due to improved overall demand, as well as increased market penetration.  A significant portion of our sales are driven by overall economic activity and not necessarily conditions in one particular industry, reflecting our high degree of geographic, industry and product diversity.  In future periods, we expect the sensor market will continue to perform well relative to the overall economy as a result of the increase in sensor content in various products across most end markets in the U.S., Europe and Asia.  Sensor content continues to increase at a faster rate than overall product unit growth, as OEMs add “intelligence” in products across most market verticals to promote improved energy efficiency and cleaner technologies, to meet regulatory compliance requirements and to improve user safety and convenience.

As detailed in the following graph, the Company continues to post consecutive quarters with higher net sales and higher Adjusted EBITDA on a trailing quarter-to-quarter comparison.  Sales bottomed out due to the global recession during our fourth quarter of fiscal 2009.  Economic conditions continue to be challenging and there is uncertainty as to the strength of the economic recovery with, among other factors, varying rates of economic recovery, the euro-zone debt crisis, high unemployment, weaknesses in the housing market, and the impact of the recent earthquake and tsunami in Japan.

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

Quarter Ended	Net Sales (As Adjusted)**	Quarterly Adjusted EBITDA* (As Adjusted)**	Quarterly Adjusted EBITDA* Margin	Income (Loss) from Continuing Operations	Interest	Foreign Currency Exchange Loss (Gain)	Depreciation and Amortization	Income Taxes (As Adjusted)	Share-based Compensation	Other*
3/31/2009	$41,735	$3,364	8%	$(3,170)	$894	$87	$3,622	$1,240	$691	$-
6/30/2009	$43,722	$2,963	7%	$(1,477)	$1,168	$(536)	$3,730	$(522)	$600	$-
9/30/2009	$47,939	$5,540	12%	$68	$1,018	$(437)	$3,475	$448	$810	$158
12/31/2009	$53,595	$8,709	16%	$3,265	$905	$(64)	$3,630	$(191)	$865	$300
3/31/2010	$59,772	$9,633	16%	$4,202	$808	$50	$3,237	$317	$943	$76
6/30/2010	$61,170	$12,123	20%	$5,589	$758	$(81)	$3,770	$1,386	$691	$10
9/30/2010	$65,166	$13,018	20%	$6,757	$884	$277	$3,350	$1,175	$567	$8
12/31/2010	$71,687	$14,176	20%	$7,499	$753	$(63)	$4,106	$893	$974	$14
3/31/2011	$76,766	$15,691	20%	$8,330	$650	$305	$3,667	$1,383	$1,356	$-

* - Adjusted EBITDA = Income from Continuing Operations before Interest, Foreign Currency Exchange Loss (Gain), Depreciation and Amortization, Income Taxes, Share-based Compensation and Other.  Other represents legal fees incurred related to certain International Traffic in Arms Regulations matters.  Adjusted EBITDA Margin = Adjusted EBITDA divided by Net Sales.
** - As Adjusted reflects the deconsolidation of N-T in accordance with retrospective adoption in fiscal 2011 of new accounting principles for consolildation.

The primary factors that impact our costs of revenue include production and sales volumes, product sales mix, foreign currency exchange rates, especially with the Chinese RMB, changes in the price of raw materials and the impact of various cost control measures.  We expect our gross margins during fiscal 2012 to range from approximately 40% to 42%, primarily reflecting stability in our product sales mix and overall volume of business, as well as assuming no significant appreciation in the value of the RMB relative to the U.S. dollar.  Gross margins for certain quarters could be outside this expected range based upon a range of possible factors.  Gross margins have trended down over the past several years, largely due to unfavorable product sales mix (both in terms of organic growth and acquired sales) and the impact of the increase in the value of the RMB relative to the U.S. dollar.  However, our gross margins increased in fiscal 2011 as compared to the prior year mainly because of the increase in overall volume of business after the recession.  As with all manufacturers, our gross margins are sensitive to the overall volume of business (i.e., economies of scale) in that certain costs are fixed and certain production costs are capitalized in inventory based on normal production volumes.  Since our overall level of business increased in fiscal 2011, our gross margins and overall level of profits increased accordingly.  We expect continued pressures on our gross margins given our expectation that costs, including raw material and labor costs, will increase.  During 2011, the RMB appreciated approximately 4.0% relative to the U.S. dollar.  There are indications this trend may continue in the near term.  We estimate in 2012 for every 1% increase in the value of the RMB relative to the U.S. dollar, our gross margins decline by approximately $200.

Total selling, general and administrative expense (“Total SG&A”) as a percentage of net sales was lower in fiscal 2011 as compared to the prior year, mainly reflecting our ability to successfully leverage our SG&A expense by growing sales at a higher rate than SG&A expenses.  As a percent of sales, Total SG&A for 2011 was 28.6%, as compared to 34.1% and 35.6% in fiscal years 2010 and 2009, respectively. We are expecting in 2012 a decrease in our SG&A as a percentage of net sales mainly due to higher sales, which is expected to be partially offset by continued investment in R&D for new programs and higher non-cash equity based compensation.

Amortization of acquired intangible assets and deferred financing costs increased  over the past two years mainly due to the acquisitions of PSI in 2011 and Atexis and FGP in 2009 (the “2009 Acquisitions”).  Amortization is disproportionately loaded more in the initial years of the acquisition, and therefore amortization expense is higher in the quarters immediately following a transaction, and declines in later years based on how various intangible assets are valued and amortized. Amortization of acquired intangible assets is expected to decrease in fiscal 2012 as compared to fiscal 2011, assuming no new acquisitions.

In addition to the margin exposure as a result of the depreciation of the U.S. dollar relative to the RMB, the Company also has foreign currency exchange exposures related to balance sheet accounts. When foreign currency exchange rates fluctuate, there is a resulting revaluation of assets and liabilities denominated and accounted for in foreign currencies other than the subsidiary’s functional currency. Foreign currency exchange (“fx”) losses or gains due to the revaluation of local subsidiary balance sheet accounts with realized and unrealized fx transactions increased sharply in recent years, because of, among other factors, volatility of foreign currency exchange rates. For example, our Swiss company, which uses the Swiss franc as its functional currency, holds cash denominated in foreign currencies (U.S. dollar and Euro). As the Swiss franc appreciates against the U.S. dollar and/or Euro, the cash balances held in those denominations are devalued when stated in terms of Swiss francs. These fx transaction gains and losses are reflected in our “Foreign Currency Exchange Gain or Loss.” Aside from cash, our foreign entities generally hold receivables and payables in foreign currencies. We recorded net fx losses of $439 in 2011, net fx gains of $987 in 2010 and net fx losses of $771 in 2009.  The Company’s operations outside of the U.S. and the volume of business denominated in other currencies have expanded over the years from acquisitions.  We expect to see continued fx losses or gains associated with volatility of foreign currency exchange rates.

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

Our overall effective tax rate will continue to fluctuate as a result of the allocation of earnings among the various taxing jurisdictions in which we operate and their varying tax rates.  This is particularly challenging due to the different timing and rates of economic recovery as economies around the world try to recover from the recession.  We expect our 2012 overall effective tax rate to range from approximately 22% to approximately 24%, an increase as compared to the prior year, excluding discrete items.  The increase in the estimated overall effective tax rate mainly reflects the shift of taxable earnings to tax jurisdictions with higher tax rates.  Additionally, last year’s effective tax rate was impacted by a number of discrete items.  The overall estimated effective tax rate is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely, but are subject to change.

In fiscal 2010, the Company’s subsidiary in China, MEAS China, received approval from the Chinese authorities for High New Technology Enterprise (“HNTE”) status.  HNTE status decreased the tax rate for MEAS China from 18% to 15% through December 31, 2011. To qualify for this reduced rate the Company must continue to meet various criteria in regard to its operations related to sales, research and development activity, and intellectual property rights.  If the Company does not continue to receive HNTE status, the Company’s income tax rate in China would increase to 25%.

On February 9, 2011, the Company’s Board of Directors approved a repurchase program authorizing the buy back of up to $7,500 of MEAS common stock.  As of March 31, 2011, the Company completed the approved repurchase amount.    As permitted by Amendment 1 dated May 4, 2011 under our Senior Credit Agreement, the Company is limited to a cumulative amount of $60,000 for payments related to stock buy-backs, of which payments totaling $7,500 have been made to date.

The Company expects to continue investing in various capital projects in fiscal 2012, and capital spending in 2012 is expected to approximate $16,000.  This level of capital spending is higher than in fiscal 2011, reflecting improved economic conditions and investments in new programs to generate new sales.

Changes in Our Business

Acquisitions and Divestures:

On September 8, 2010, the Company completed its first acquisition in 18 months with the purchase of PSI, a sensor company based in Hampton, Virginia.  PSI is a global leader in pressure sensing instrumentation for the aerospace industry and for water monitoring within operational and resource management applications.  The water monitoring industry is large and a significant growth opportunity for the Company.  Additionally, the Company expects to achieve cost synergies with the PSI business combination mainly through the consolidation of operations due to the close proximity of the acquisition to the Company’s existing Hampton facility.

The Company made two acquisitions during fiscal 2009.  Atexis expanded our temperature sensors and probes utilizing NTC, Platinum (Pt) and thermo-couples technologies and increased our temperature manufacturing base through wholly-owned subsidiaries in France and China.  FGP was a competitor of custom force, pressure and vibration sensors for aerospace and test and measurement markets.

Effective December 1, 2005, we completed the sale of the Consumer segment to Fervent Group Limited (FGL), including its Cayman Island subsidiary, ML Cayman. FGL is a company controlled by the owners of River Display Limited (RDL), our long time partner and primary supplier of consumer products in Shenzhen, China. Accordingly, the related financial statements for the Consumer segment are reported as discontinued operations. All comparisons in Management’s Discussion and Analysis for consolidated statements of operations and consolidated statements of cash flows for each of the fiscal years ended March 31, 2011, 2010 and 2009, and consolidated balance sheets as of March 31, 2011 and 2010, exclude the results of these discontinued operations except as otherwise noted.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards:

In June 2009, the FASB issued new accounting principles for variable interest entities (“VIEs”) which, among other things, established a qualitative approach for the determination of the primary beneficiary of a VIE.  An enterprise is required to consolidate a VIE if it has both the power to direct activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb the losses of the VIE or the right to receive the benefits of the VIE.  These principles improve financial reporting by enterprises involved with VIEs and address constituent concerns about the application of certain key provisions, including those in which the accounting and disclosures an enterprise’s involvement in a variable interest entity, as well as address significant diversity in practice in the approaches and methodology used to calculate a VIE’s variability.  These new accounting principles related to VIEs were effective as of the beginning of the annual reporting period that begins after November 15, 2009, for interim periods within that annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application was prohibited.  The Company adopted the new accounting standard for VIEs effective April 1, 2010 with the deconsolidation of N-T.  There was no impact on net assets or net income with the deconsolidation of N-T, but prior year financial statements have been adjusted to conform with current year presentation.

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

Inventory Valuation:

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

Management assesses goodwill for impairment at the reporting unit level on an annual basis at fiscal year end or more frequently under certain circumstances. The goodwill impairment test is a two step test. Under the first step, the fair value of the reporting unit is compared to its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit, and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using the implied fair value approach or a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed and goodwill is not impaired.

In evaluating goodwill for impairment, the fair value of the Company’s reporting unit was determined using the implied fair value approach for fiscal years ended March 31, 2011 and 2010, and for the year ended March 31, 2009, the fair value of the Company’s reporting unit was determined using the discounted cash flow method.  The implied fair value approach consists of comparing the Company’s market capitalization to the Company’s book value, and if the market capitalization exceeds book value, there is no impairment of goodwill.  Based on our analyses and the applicable guidelines, there was no impairment of the Company’s goodwill at March 31, 2011, 2010, and 2009.

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

There were no indicators of potential impairment in 2011.  As of March 31, 2010, there were no overall indicators of impairment; however, the Company performed an impairment analysis for two European sites resulting in no impairment.

Foreign Currency Translation and Transactions:

The functional currency of the Company’s foreign operating companies is the applicable local currency. In consolidation, the foreign subsidiaries’ assets and liabilities are translated into United States dollars using exchange rates in effect at the balance sheet date and their operations are translated using the average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of other comprehensive income (loss). Accumulated other comprehensive income (loss) includes net income for the period and the cumulative impact of unrealized foreign currency translation adjustments.

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

Share-Based Payment:

The Company has five active share-based compensation plans, which are more fully described in Note 13 to the Consolidated Financial Statements of the Company in this Annual Report on Form 10-K.

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

Results of Operations

Fiscal Year Ended March 31, 2011 Compared To Fiscal Year Ended March 31, 2010

Analysis of Consolidated Statement of Operations

The following is a discussion and analysis of the Company’s consolidated statement of operations in comparing fiscal 2011 to fiscal 2010.  For further details regarding certain trends and expectations, please refer to the Executive Summary and Trend sections earlier in Item 7, Management Discussion and Analysis of our Form 10-K.

	Twelve months ended March 31,
	2011	(As Adjusted) 2010	Change	Percent Change
Net sales	$274,789	$205,028	$69,761	34.0
Cost of goods sold	159,981	126,393	33,588	26.6
Gross profit	114,808	78,635	36,173	46.0
Operating expenses:
Selling, general, and administrative	68,568	60,728	7,840	12.9
Non-cash equity based compensation	3,588	3,218	370	11.5
Amortization of acquired intangibles and deferred financing costs	6,517	6,001	516	8.6
Total selling, general and administrative expenses	78,673	69,947	8,726	12.5
Operating income	36,135	8,688	27,447	315.9
Interest expense, net	3,045	3,899	(854)	(21.9)
Foreign currency exchange loss (gain)	439	(987)	1,426	(144.5)
Equity income in unconsolidated joint venture	(570)	(427)	(143)	33.5
Other expense	209	93	116	124.7
Income before income taxes	33,012	6,110	26,902	440.3
Income tax benefit from reversal of valuation allowance	(2,890)	-	(2,890)	(100.0)
Income tax expense from continuing operations	7,727	52	7,675	14,759.6
Income tax expense from continuing operations	4,837	52	4,785	9,201.9
Income from continuing operations, net of income taxes	$28,175	$6,058	$22,117	365.1

As part of our discussion and analysis, the following table summarizes certain items in our consolidated statements of income as a percentage of net sales.

	Twelve months ended March 31 ,
	2011	(As Adjusted) 2010	Change
Net sales	100.0%	100.0%	-
Cost of goods sold	58.2%	61.6%	(3.4)
Gross profit	41.8%	38.4%	3.4
Operating expenses:
Selling, general, and administrative	25.0%	29.6%	(4.6)
Non-cash equity based compensation	1.3%	1.6%	(0.3)
Amortization of acquired intangibles and deferred financing costs	2.4%	2.9%	(0.5)
Total selling, general and administrative expenses	28.6%	34.1%	(5.5)
Operating income	13.2%	4.2%	9.0
Interest expense, net	1.1%	1.9%	(0.8)
Foreign currency exchange loss (gain)	0.2%	-0.5%	0.7
Equity income in unconsolidated joint venture	-0.2%	-0.2%	-
Other expense	0.0%	0.0%	-
Income before income taxes	12.0%	3.0%	9.0
Income tax benefit from reversal of valuation allowance	-1.1%	0.0%	(1.1)
Income tax expense from continuing operations	2.8%	0.0%	2.8
Income tax expense from continuing operations	1.8%	0.0%	1.8
Income from continuing operations, net of income taxes	10.3%	3.0%	7.3

Net sales: For the year ended March 31, 2011, net sales totaled $274,789, a record for the Company, and represented an increase of  $69,761 or 34.0% over the prior year.  Organic sales, defined as net sales excluding sales attributed to the PSI acquisition of $11,603, increased $58,158 or 28.4%.  Sales increases were in all sensor product lines, with the largest increases in temperature, pressure and force.  The overall increase in sales is due to the improvement in overall global economic conditions, as well as new sales from broader product adoptions and new programs.

Partially offsetting the increase in sales was a translation decrease in sales resulting from changes in foreign currency exchange rates.  If the average U.S. dollar / Euro exchange rate had not changed during the twelve months ended March 31, 2011 as compared to the twelve months ended March 31, 2010, the Company’s net sales would have been higher by approximately $4,967.  Since a portion of the Company’s sales are denominated in Euros and translated into U.S. dollars, there can be a translation decrease or a translation increase in the Company’s net sales depending on changes in exchange rates.  The U.S. dollar appreciated relative to the Euro in comparing average exchange rates for the twelve months ended March 31, 2011 to the twelve months ended March 31, 2010.  For example, €1,000 is translated to $1,321 based on the twelve month average exchange rate ended March 31, 2011, but the same €1,000 is translated to $1,412 using twelve month average exchange rate ending March 31, 2010.

The global recession in 2008-2009 had been one of the worst recessions in decades, and the overall impact of the recession was evident during most of fiscal 2010.

Gross margin:  Gross margin (gross profit as a percent of net sales) increased to approximately 41.8% from approximately 38.4%. The increase in margin is mainly due to higher volumes of production and sales and the resulting improvement in leverage and overhead absorption. As with all manufacturers, our gross margins are sensitive to overall volume of business in that certain costs are fixed, and when volumes increase, our margins are higher.  Additionally, margins were favorably impacted by improved product sales mix.  However, partially offsetting the increase in gross margins was the appreciation of the RMB, and the increase in China wages.  During fiscal 2011, the RMB appreciated approximately 4.0% relative to the U.S. dollar as compared to the corresponding period last year.  This translates to a decrease in profits of approximately $800 based on an estimate decrease in our operating income of approximately $200 for every 1% appreciation of the RMB against the U.S. dollar.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability and cost of raw materials, foreign currency exchange rates, and other factors.

Selling, general and administrative: Overall, total selling, general and administrative (“SG&A”) expenses increased $8,726 or 12.5% to $78,673.  Organic SG&A costs, defined as total SG&A excluding SG&A costs associated with the PSI acquisition of $4,552, increased $4,174 or 6.0%.  The increase in organic SG&A mainly reflects higher compensation costs, including wage, 401(k) match, and incentive compensation accruals.  The Company reinstated compensation previously cut during the recession, and during the current year, the Company accrued approximately $770 and $4,000 of 401(k) match and annual incentive compensation, respectively.  Last year the Company accrued $500 and $1,700 of 401(k) match and annual incentive compensation, respectively.  Additionally, there was an increase in research and development costs, which were offset by customer funding and subsidies. There were approximately $677 research subsidies from the French government and an increase of approximately $2,800 in customer funded research and development.  The increase in customer funded research and development was in part a function of a large development program with a prospective customer.

Total SG&A expenses as a percent of net sales decreased to 28.6% from 34.1%. The decrease in total SG&A as a percent of net sales is due to improved leverage with costs increasing at a lower rate than net sales.

Non-cash equity based compensation:  Non-cash equity based compensation increased $370 or 11.5% to $3,588. The increase in non-cash equity based compensation, which is expected to continue next year, is mainly due to a higher grant-date fair value.  The grant-date fair value is calculated using the Black-Scholes-Merton option-pricing valuation model which is based on a number of variables, including share price, expected volatility, expected term and risk free interest rate.  The higher fair value mainly reflects the increase in the Company’s share price.  Total compensation cost related to share based payments not yet recognized totaled $4,850 at March 31, 2011, which is expected to be recognized over a weighted average period of approximately 1.17 years.

Amortization of acquired intangible assets and deferred financing costs:  Amortization of acquired intangible assets and deferred financing costs increased $516 to $6,517 as compared to $6,001 last year.  The increase in amortization expense is mainly because of the PSI acquisition, as well as the write-off of $585 in deferred financing costs associated with the previous credit facility, which was fully paid on June 1, 2010.  Amortization expense is generally higher during the first year after an acquisition because, among other things, the order back-log is fully amortized during the initial year.

Interest expense, net: Interest expense decreased $854 to $3,045 from $3,899.  The decrease in interest expense is primarily due to the decreases in average interest rates and average outstanding debt.  Interest rates declined to approximately 3.9% this year from about 4.8% last year.  The decrease in interest rates mainly reflects the improved pricing with the new Senior Secured Credit Facility.  Total consolidated average outstanding debt decreased to approximately $80,284 in 2011 as compared to $84,818 in 2010 (restated).

Foreign currency exchange gains and losses:  Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates with, among other things, the revaluation of balance sheet accounts. When foreign currency exchange rates fluctuate, there is a resulting revaluation of assets and liabilities denominated and accounted for in foreign currencies other than the business’ functional currency. For example, our Irish subsidiary, which uses the Euro as its functional currency, holds cash denominated in foreign currencies, including the U.S. dollar. As the Euro appreciates against the U.S. dollar, the cash balances held in other denominations are devalued when stated in terms of Euro, resulting in a foreign currency exchange loss.

The fluctuation in foreign currency exchange from a gain last year to a loss this year is mainly due to the revaluation of the U.S. dollar denominated net asset position of the Company’s European and Asian operations.  The Company continues to be impacted by volatility in foreign currency exchange rates, including the impact of the fluctuation of the U.S. dollar relative to the Euro and Swiss franc, as well as the appreciation of the RMB relative to the U.S. dollar.

Income Taxes: Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in the Company’s financial statements. The Company records the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.

The Company’s effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities, the results of audits and examinations of previously filed tax returns, the implementation of tax planning strategies and changes in tax laws. The Company’s effective tax rate for 2011 differs from the United States federal statutory rate of 35% primarily as a result of lower effective tax rates on certain earnings from operations outside of the United States. No provisions for United States income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States. The amount of United States income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ should it decide to repatriate these earnings.

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

Income tax expense increased $4,785 to $4,837 from $52 last year.   The fluctuation is primarily due to the generation of higher profits before taxes during the current period and the generation of losses before taxes in certain tax jurisdictions during the corresponding period last year, as well as the impact of certain discrete tax adjustments.

The overall effective tax rate (income tax expense divided by income from continuing operations before income taxes) was approximately 15%, as compared to less than 1% last year.  There were a number of non-cash discrete tax adjustments in 2011 resulting in a net income tax benefit of approximately $780.  The discrete tax adjustments include the following:

The Company recorded a reduction in income tax expense of approximately $2,890 with respect to the release of a valuation allowance on German deferred tax assets.  Based on recent improved results in Germany including forecasts of future taxable income, management determined, based on weighing positive and negative evidence, that it was more likely than not that the deferred tax assets are realizable.  Approximately $500 of the valuation allowance release was associated with current taxable year, which was included within the Company's estimated annual effective tax rate for non-discrete items.

The Company recorded an income tax expense net of U.S. foreign tax credits of $2,058 relating to the distribution of foreign earnings.  This was part of the Company’s ongoing evaluation of various tax planning and repatriation strategies in allocating the Company’s resources.  The Company has elected to repatriate $8,000 of earnings from its Irish subsidiary, MEAS Ireland, and recorded a discrete income tax expense and an appropriate deferred tax liability.

The Company recorded an income tax credit adjustment of $137 related to the refinement of the estimates between the preparation of the prior year tax provision and the filing of the prior year tax returns.  The Company also recorded an income tax expense of $315 related to an IRS audit and settlement and approximately $126 in income tax credits for adjustments to certain income tax liabilities.

Diluted shares outstanding: The average number of diluted shares outstanding increased 650,000 to 15,336,000 from 14,686,000.  This increase primarily reflects the additional shares issued from the exercise stock option and the impact that the higher price of the Company’s stock has in calculating diluted shares outstanding, partially offset by the shares repurchased by the Company.  The calculation of fully diluted shares outstanding under the treasury stock method includes the net of new shares potentially issued by unexercised in-the-money options and assumes the proceeds that the Company would receive from the in-the-money option exercises would be used to repurchase common shares in the market.  In-the-money options are those option awards with an exercise price below market price.

Fiscal Year Ended March 31, 2010 Compared To Fiscal Year Ended March 31, 2009 (in thousands, except percentages)

Analysis of Consolidated Statement of Operations

The following is a discussion and analysis of the Company’s consolidated statement of operations in comparing fiscal 2010 to fiscal 2009.

	Twelve months ended March 31,
	(As Adjusted) 2010	(As Adjusted) 2009	Change	Percent Change
Net sales	$205,028	$199,853	$5,175	2.6
Cost of goods sold	126,393	116,620	9,773	8.4
Gross profit	78,635	83,233	(4,598)	(5.5)
Operating expenses:
Selling, general, and administrative	60,728	62,547	(1,819)	(2.9)
Non-cash equity based compensation	3,218	2,942	276	9.4
Amortization of acquired intangibles and deferred financing costs	6,001	5,609	392	7.0
Total selling, general and administrative expenses	69,947	71,098	(1,151)	(1.6)
Operating income	8,688	12,135	(3,447)	(28.4)
Interest expense, net	3,899	3,081	818	26.5
Foreign currency exchange loss (gain)	(987)	771	(1,758)	(228.0)
Equity income in unconsolidated joint venture	(427)	(388)	(39)	10.1
Other expense (income)	93	(253)	346	(136.8)
Income before income taxes	6,110	8,924	(2,814)	(31.5)
Income tax expense from valuation allowance	-	2,881	(2,881)	(100.0)
Income tax expense from continuing operations	52	764	(712)	(93.2)
Income tax expense from continuing operations	52	3,645	(3,593)	(98.6)
Income from continuing operations, net of income taxes	$6,058	$5,279	$779	14.8

As part of our discussion and analysis, the following table summarizes certain items in our consolidated statements of income as a percentage of net sales.

	Twelve months ended March 31 ,
	(As Adjusted) 2010	(As Adjusted) 2009	Change
Net sales	100.0%	100.0%	-
Cost of goods sold	61.6%	58.4%	3.2
Gross profit	38.4%	41.6%	(3.2)
Operating expenses:
Selling, general, and administrative	29.6%	31.3%	(1.7)
Non-cash equity based compensation	1.6%	1.5%	0.1
Amortization of acquired intangibles and deferred financing costs	2.9%	2.8%	0.1
Total selling, general and administrative expenses	34.1%	35.6%	(1.5)
Operating income	4.2%	6.1%	(1.9)
Interest expense, net	1.9%	1.5%	0.4
Foreign currency exchange loss (gain)	-0.5%	0.4%	(0.9)
Equity income in unconsolidated joint venture	-0.2%	-0.2%	-
Other expense (income)	0.0%	-0.1%	(0.1)
Income before income taxes	3.0%	4.5%	(1.5)
Income tax expense from valuation allowance	0.0%	1.4%	(1.4)
Income tax expense from continuing operations	0.0%	0.4%	(0.4)
Income tax expense from continuing operations	0.0%	1.8%	(1.8)
Income from continuing operations, net of income taxes	3.0%	2.6%	0.4

Net Sales: Net sales increased $5,175 or 2.6% to $205,028 from $199,853.  The increase in sales was mainly due to sales from the 2009 Acquisitions.  Organic sales, defined as net sales excluding sales attributed to 2009 Acquisitions of $16,079, in fiscal 2010 and $3,215 in fiscal 2009, declined $7,689 or 3.9%.

The global recession in 2008-2009 was one of the worst recessions in decades.  The overall impact of the recession was not evident in the first half of fiscal 2009, but became more apparent in the third quarter of fiscal 2009.  Decreases in fiscal 2009 sales were in all sectors, driven largely by sharp reductions in sales to passenger and non-passenger vehicle customers in U.S., Europe and Asia.  Sales bottomed out in the fourth quarter of fiscal 2009, and began to stabilize during the first quarter of fiscal 2010.  On a trailing quarter-to-quarter basis, sales increased each quarter during fiscal 2010, but overall, quarterly organic sales have not yet reached pre-recession levels.  There was continued economic pressure in many areas of the global economy, and sales for most of our primary product lines declined relative to the prior year.  Sales for our pressure products to automotive market and temperature sales were the two primary product lines to increase as compared to last year, mainly reflecting improvement in market conditions and broader production adoptions.  Market indicators remained mixed, which lead us to believe global demand would not quickly recover, and it is not yet clear whether the recovery is sustainable.

Gross Margin:  Gross margin (gross profit as a percent of net sales) declined to approximately 38.4% from 41.6%.  The decrease in margin was mainly due to lower organic sales and production volumes and the resulting decrease in leverage and overhead absorption, partially offset by certain cost control measures. As with all manufacturers, our gross margins are sensitive to overall volume of business in that certain costs are fixed.  Since our overall level of organic business declined relative to the prior year, our gross margins and overall level of profits decreased accordingly.  The decrease in production volumes not only reflects the decrease due to the alignment of production levels to match lower sales volumes, but also the consumption of inventory built-up as part of the China facility move.   The average RMB/U.S. dollar exchange rate for 2010 remained stable as compared to last year.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability of raw materials, foreign currency exchange rates, and other factors.

Selling, General and Administrative: Overall, total selling, general and administrative (“SG&A”) expenses decreased $1,151 or 1.6% to $69,947, largely due to cost reductions.  Total SG&A expenses as a percent of net sales decreased to 34.1% from 35.6%.  The decrease in SG&A expenses as a percent of net sales was due to various cost control measures to reduce expenses while sales increased due to acquisitions.  Organic SG&A costs, defined as total SG&A costs excluding SG&A costs associated with the 2009 Acquisitions of approximately $4,500 in fiscal 2010 and approximately $1,200 in fiscal 2009, decreased approximately $4,451 to $65,447.  Partially offsetting the reductions in costs, the Company accrued approximately $1,700 for bonuses for fiscal 2010.  In direct response to the global economic recession, management implemented several cost control initiatives, including reductions in headcount.  Additionally, organic SG&A declined because of the decrease in organic sales, since a portion of our total SG&A costs are variable and fluctuate with sales.

Non-cash equity based compensation:  Non-cash equity based compensation increased $276 to $3,218 from $2,942.  The increase in non-cash equity based compensation was mainly due to the higher quantity of options granted and higher valuation of non-cash equity based compensation.  The increase in the valuation of non-cash equity based compensation was primarily the result of the increase in the Company’s stock price,  higher volatility and quantity of options issued with the annual grants in 2010 relative to the annual grant in fiscal 2009. Additionally, this fiscal year the annual stock option grant was in July, as compared to November last year.  Total compensation cost related to share based payments not yet recognized totaled $2,889 at March 31, 2010, which is expected to be recognized over a weighted average period of approximately 1.3 years.

Amortization of acquired intangibles and deferred financing costs:  Amortization of acquired intangible assets and deferred financing costs increased $392 to $6,001 from $5,609.  The increase in amortization expense was due to higher amortization expense associated with the 2009 Acquisitions and the write-off of certain deferred financing costs.  Amortization expense for intangible assets is higher during the first years after an acquisition because, among other things, the order back-log is fully amortized during the initial year.  Additionally, during the three months ended June 30, 2009, the Company expensed approximately $190 in deferred financing costs due to the amendment to the credit facility which resulted in a reduction in the principal amount of availability under the revolving credit facility.  Amortization of acquired intangible assets is expected to decrease in fiscal 2011 as compared to fiscal 2010, assuming no acquisitions.  However, amortization of deferred financing costs is expected to increase with the costs incurred with refinancing of the Company’s primary credit facility and at March 31, 2010, the Company had approximately $704 in deferred financing costs that will be written-off in the first quarter of fiscal 2011 as part of the new credit facility.

Interest expense, net: Interest expense increased $818 to $3,899 from $3,081. The increase in interest expense is primarily because prior year interest expense was lower since the Company capitalized interest costs incurred on a portion of its debt during the construction of the China facility, and no such amounts were capitalized during the current year.   Also contributing to the increase in interest expense was the increase in average interest rates.  Average interest rates increased to about 4.8% from 4.3% the prior year.  Average total outstanding debt was $84,818 (restated) in 2010, as compared to an average amount outstanding of $75,040 in 2009.

Foreign Currency Exchange Gain:  The increase in foreign currency exchange gain mainly reflects the increase in the gain associated with the changes in the value of the U.S. dollar relative to the Euro, and the decrease in foreign currency exchange losses associated with the value of the RMB relative to the U.S. dollar.  Over the past few years, the Company has had foreign currency exchange losses due to the appreciation of the RMB relative to the U.S. dollar, but during 2010, the value of the RMB relative to the U.S. dollar remained relatively stable as compared to 2009, and as such, there was a significant decrease in the related foreign currency exchange loss.  The higher foreign currency exchange gain was the result of the depreciation of the value of the U.S. dollar relative to the Euro during the first part of fiscal 2010.  The Company continued to be impacted by volatility in foreign currency exchange rates, including the impact of the fluctuation of the U.S. dollar relative to the RMB, Euro and Swiss franc.

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

Income tax expense decreased $3,593 to $52 from $3,645 last year.  The fluctuation of income tax expense was mainly due to the $2,881 of income tax expense recorded in 2009 to establish the valuation allowance principally for certain deferred tax assets associated with the Company’s German subsidiary, as well as due to the overall decrease in profit before taxes during 2010.

The overall effective tax rate (“ETR”) (income tax expense divided by income from continuing operations before income taxes) was less than 1% for the year ended March 31, 2010, as compared to approximately 41% for the year ended March 31, 2009.  The decrease in the ETR was due to, among other things, the income tax expense recorded in 2009 for the valuation allowance principally for certain deferred tax assets associated with the Company’s German subsidiary, changing economic conditions and the shifting of expected profits and losses before taxes between tax jurisdictions with differing tax rates, as well as the impact of a number of other discrete tax adjustments.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash balances decreased $2,305 to $20,860 at March 31, 2011, reflecting, among other factors, the utilization of cash for the acquisition of PSI, payment of debt, share buy-back and purchases of property, plant and equipment, which were partially offset by positive cash flows generated from operating activities, borrowings to fund a portion of the PSI acquisition and proceeds from stock-option exercises.

The following compares the primary categories of the consolidated statement of cash flows for the years ended March 31, 2011 and 2010:

	Years ended March 31,
	2011	2010 (As Adjusted)	Change

Net cash provided by operating activities	$33,906	$29,200	$4,706

Net cash used in investing activities	(36,584)	(5,405)	(31,179)

Net cash provided by (used in) financing activities	(291)	(23,116)	22,825

Net cash provided by discontinued operations	-	141	(141)

Effect of exchange rate changes on cash	664	68	596

Net change in cash and cash equivalents	$(2,305)	$888	$(3,193)

A key source of the Company’s liquidity is its ability to generate operating cash flows.  The Company continues to generate positive operating cash flows.  Cash flows provided by operating activities increased $4,706 to $33,906.  The increase in operating cash flows is mainly due to the $22,117 increase in net income, partially offset by the decrease in cash flows from operating working capital (changes in trade accounts receivables, inventory and accounts payable), which declined by $20,156.  The two largest drivers of the decrease in operating cash flows are the increases in trade receivables and inventory.  Accounts receivable and inventory increased $10,351 and $7,627, respectively, mainly due to the overall impact of the increase in sales.  The number of days sales outstanding (“DSO”) in receivables as of March 31, 2011 increased to 51 days, an increase of 6 days as compared to March 31, 2010.  DSO is a non-GAAP financial measure and is calculated as follows:  ((trade receivables / fourth quarter net sales annualized)*360) or (($43,624 / ($76,766 X 4))*360).  The increase in DSO reflects, among other factors, extended terms associated with new programs and provided to certain key customers.  The number of inventory turns remained unchanged as compared to fiscal 2010 at 3.5 annually.  The number of inventory turns is also a non-GAAP financial measure and is calculated as follows:  (fourth quarter cost of goods sold annualized / inventory) or (($45,556 X 4) / $52,212).  The increase in the income tax payable mainly reflects higher levels of taxable income due to the improvement in operating results.

Historically, funding for business acquisitions constitutes one of the most significant use of the Company’s cash.  Net cash used in investing activities was $36,584 as compared to $5,405 last year. The increase in net cash used in investing activities is due to the acquisition of PSI and the Visyx earn-out payments.  There were no significant cash outlays for business acquisitions in 2010.  The increase in capital expenditures in 2011 reflects the purchase of equipment for the manufacturing of new products and programs, and the lower level of capital spending during the prior year mainly reflected the various cost control measures in direct response to the recession.

Net cash used by financing activities totaled $291, as compared to $23,116 in net cash used in financing activities last year.  All but $20,000 of the borrowings from the revolver and long-term debt and the corresponding repayments of the revolver and long-term debt reflect the financing activities associated with the refinancing executed on June 1, 2010. The Company’s credit facilities are mainly utilized to fund acquisitions, and with the purchase of PSI, the Company funded $20,000 of the purchase price from the revolver.  There were no acquisitions during the previous year.  Last year, the Company made debt payments as part of our efforts to reduce debt levels during the recession.  During 2011, the Company made approximately $24,431 in revolver and short-term debt payments unrelated to the refinancing.

Also impacting cash flows with financing activities were proceeds from the exercise of stock-options, payments related to the share buy-back program and the related $749 tax benefit from exercise of stock options.  Proceeds from the exercise of stock-options totaled $11,433, mainly reflecting more employees exercising options due to the increase in the Company’s share price.  On February 9, 2011, the Company’s Board of Directors approved a repurchase program authorizing the buy back of up to $7,500 of MEAS common stock.  The Company repurchased $7,500 in common stock in 2011.  The buy back of MEAS stock is restricted by our Senor Secured Credit Agreement.  As permitted by Amendment I dated May 4, 2011 under our Senior Credit Agreement, the Company is limited to a cumulative amount of $60,000 for payments related to stock buy-backs, of which payments totaling $7,500 have been made to date.

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

As of March 31, 2011, the Company utilized the LIBOR based rate for $46,000 of the Revolving Credit Facility. The weighted average interest rate applicable to borrowings under the Revolving Credit Facility was approximately 2.3% at March 31, 2011. As of March 31, 2011, the outstanding borrowings on the Revolving Credit Facility, which is classified as non-current, were $46,000. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change.  At March 31, 2011, the Company could have borrowed an additional $64,000.

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

The Company was in compliance with financial covenants at March 31, 2011.

Deferred financing costs:  As part of the June 1, 2010 refinancing, the Company recorded approximately $1,568 in deferred financing costs and wrote-off approximately $585 in deferred financing costs associated with the previous credit facility.  Deferred financing costs are amortized over the terms of the respective financing arrangement ranging from five to seven years.  Future annual amortization expense of deferred financing costs is estimated to be approximately $381.

China credit facility:  On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co. Ltd (“CMB”).   The China Credit Facility permits MEAS China to borrow up to RMB 68,000 (approximately $10,000).   Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal.  MEAS China has pledged its Shenzhen facility to CMB as collateral.  The interest rate is based on the London Inter-bank Offered Rate (“LIBOR”) plus a LIBOR spread, depending on the term of the loan when drawn.  The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China.  The Company fully paid the $5,000 previously borrowed under the China Credit Facility during the quarter ended March 31, 2011.  At March 31, 2011, MEAS China could borrow an additional $10,000 under the China Credit Facility.

European credit facility: On July 21, 2010, the Company’s subsidiary in France (“MEAS Europe”) entered into a five year credit facility agreement (the “European Credit Facility”) with La Societe Bordelaise de Credit Industriel et Commercial (“CIC”).  The European Credit Facility permits MEAS Europe to borrow up to €2,000 (approximately $2,600).    Specific covenants include specific financial covenants for maximum leverage ratio and net debt to equity ratio, as well as customary limitations, compliance with laws and regulations, use of proceeds, and timely payment of interest and principal.  MEAS Europe has pledged its Les Clayes-sous-Bois, France facility to CIC as collateral.  The interest rate is based on the EURIBOR Offered Rate (“EURIBOR”) plus a spread of 1.8%.  The EURIBOR interest rate will vary depending on the term of the loan when drawn.  The purpose of the European Credit Facility is primarily to provide additional flexibility in funding operations of MEAS Europe.  At March 31, 2011, there were no amounts borrowed against the European Credit Facility and MEAS Europe could borrow €2,000.

Promissory notes:  In connection with the acquisition of Intersema Microsystems SA (“Intersema”), the Company issued 10,000 Swiss franc unsecured promissory notes (the “Intersema Notes”).  At March 31, 2011, the Intersema Notes totaled $2,713, all of which was classified as current. The Intersema Notes are payable in four equal annual installments through January 15, 2012, and bear an interest rate of 4.5% per year.

Acquisition earn-outs and contingent payments: In connection with the Visyx acquisition, the Company has a sales performance based earn-out totaling $4,000. At March 31, 2011, the Company has recorded approximately $113 for the sales based earn-out related to Visyx, since the related sales based targets had been achieved.

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

At March 31, 2011, we had approximately $20,860 of available cash and approximately $64,000 of borrowing capacity, after considering the limitations set on the Company’s total leverage under the revolving credit facility.  This cash balance includes cash of $6,254 in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations.  The Company’s cash balances are generated and held in numerous locations throughout the world, including substantial amounts held outside the United States. The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed. Wherever possible, cash management is centralized and intra-company financing is used to provide working capital to the Company’s operations. Cash balances held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted or prohibited by local laws. Where local restrictions prevent an efficient intra-company transfer of funds, the Company’s intent is that cash balances would remain in the foreign country and it would meet United States liquidity needs through ongoing cash flows, external borrowings, or both.

Accumulated Other Comprehensive Income:  Accumulated other comprehensive income primarily consists of foreign currency translation adjustments, which relate to the Company’s European and Asian operations and the effects of changes in the exchange rates of the U.S. dollar relative to the Euro, Chinese RMB, Hong Kong dollar, Japanese Yen and Swiss franc.  Foreign currency translation adjustments are generally not adjusted for income taxes as they related to indefinite investments in non-U.S. subsidiaries.  Accumulated other comprehensive income also includes unrecognized pension costs.

Dividends: We have not declared cash dividends on our common equity. Additionally, the payment of dividends is restricted under our Amended Credit Facility. We intend to retain earnings to support our growth strategy and we do not anticipate paying cash dividends in the foreseeable future.

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

Inflation:  We compete on the basis of product design, features, and value. Accordingly, our prices generally have kept pace with inflation, notwithstanding that inflation in the countries where our subsidiaries are located has been consistently higher than inflation in the United States. Increases in labor costs have not had a significant impact on our business because most of our employees are in China, where prevailing labor costs are low. However, we have experienced increases in materials and labor costs, especially during the end of fiscal 2008 and in 2011, and as a result, we suffered downward pressure on our margins during those periods.  During the second half of fiscal 2009 and all of fiscal 2010, material costs stabilized as a result of the global economic recession.

Off Balance Sheet Arrangements:  We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance, special purpose entities or variable interest entities which are often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company does have an unconsolidated joint venture in Japan, N-T, which is not considered to be s special purpose entity or variable interest entity for the purposes of facilitating off-balance sheet arrangements or such limited purposes.  Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.

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

Aggregate Contractual Obligations:  As of March 31, 2011, the Company’s contractual obligations, including payments due by period, are as follows:

Contractual Obligations:	Payment due by period
	Total	1 year	2-3 years	4-5 years	> 5 years
Long-term debt obligations	$69,785	$2,884	$397	$56,504	$10,000
Interest obligation on long-term debt	10,211	2,372	4,543	2,956	340
Capital lease obligations	56	39	17	-	-
Operating lease obligations	23,472	3,930	7,340	4,888	7,314
Purchase obligations	6,898	6,229	669	-	-
Other long-term obligations*	557	363	194	-	-
Total	$110,979	$15,817	$13,160	$64,348	$17,654

* Other long-term obligations on the Company’s balance sheet under GAAP primarily consist of obligations under warranty polices, foreign currency contracts and tax liabilities. The timing of cash flows associated with these obligations is based upon management’s estimate over the terms of these arrangements and are largely based on historical experience.

The above contractual obligation table excludes certain contractual obligations, such as earn-outs related to acquisitions or possible severance payments to certain executives, since these contractual commitments are not accrued as liabilities at March 31, 2011 or otherwise indeterminable.  These contractual obligations are accrued as liabilities when the respective contingencies are determinable or achieved.

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

Interest Rate Risk:  Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility loan accrue at a rate based on either a LIBOR rate plus a LIBOR margin or at an Indexed (prime based) Rate plus an Index Margin. The LIBOR or Index Rate is at our election. Our results will be adversely affected by any increase in interest rates. For example, based on the $46,000 of total debt outstanding under the revolver credit facility at March 31, 2011, an annual interest rate increase of 100 basis points would increase interest expense and decrease our pre-tax profitability by $460. Interest on the principal amounts of our borrowings under our term loans accrue at fixed rates.  If interest rates decline, the Company would not be able to benefit from the lower rates on our long-term debt.  We do not currently hedge this interest rate exposure.

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

Foreign Currency Exchange Rate Risk:  Foreign currency exchange rate risk arises from the Company’s investments in subsidiaries owned and operated in foreign countries, as well as from transactions in currencies other than the business’ functional currency. The effect of a change in currency exchange rates on the Company’s net investment in international subsidiaries is reflected in the “accumulated other comprehensive income” component of stockholders’ equity. A 10% appreciation in major currencies relative to the U.S. dollar at March 31, 2011 would result in a reduction of stockholders’ equity of approximately $13,613 .  The effect of a change in currency exchange rates from transactions in currencies other than the business’ functional currency is reflected in “foreign currency exchange gain or loss.”  The Company’s primary transactional foreign currency exposures relate to the U.S. dollar relative to the Euro and RMB.  A 1% appreciation of the Euro and RMB relative to the U.S. dollar for the Company’s net foreign currency exposures in those currencies at March 31, 2011, would result in a foreign currency loss of approximately $20 and $87, respectively.

Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing sites throughout the world and a large portion of its sales are generated in foreign currencies. A substantial portion of our revenues are priced in U.S. dollars, and most of our costs and expenses are priced in U.S. dollars, with the remaining priced in Chinese RMB, Euros and Swiss francs. Sales by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the United States dollar. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the U.S. dollar compared with that of our foreign customers’ currencies. Refer to Item 1, Business, Foreign Operations for details concerning annual net sales invoiced from our facilities within the U.S. and outside of the U.S. and as a percentage of total net sales for the last three years, as well as net assets and the related functional currencies.  Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s consolidated financial statements.

During 2011, the RMB appreciated approximately 4.0% relative to the U.S. dollar.  The RMB did not appreciate during fiscal 2010, but appreciated by 2.5% during 2009. The Chinese government no longer pegs the RMB to the US dollar, but established a currency policy letting the RMB trade in a narrow band against a basket of currencies. The Company has more expenses in RMB than sales (i.e., short RMB position), and as such, when the U.S. dollar weakens relative to the RMB, our operating profits decrease. Based on our net exposure of RMB to U.S. dollars for the fiscal year ended March 31, 2011 and forecast information for fiscal 2012, we estimate a negative operating income impact of approximately $200 for every 1% appreciation in RMB against the U.S. dollar (assuming no price increases passed to customers, and no associated cost increases or currency hedging). We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

Fluctuations in the value of the Hong Kong dollar have not been significant since October 17, 1983, when the Hong Kong government tied the value of the Hong Kong dollar to that of the U.S. dollar. However, there can be no assurance that the value of the Hong Kong dollar will continue to be tied to that of the U.S. dollar.

The Company’s French, Irish and Germany subsidiaries have more sales in Euros than expenses in Euros and the Company’s Swiss subsidiary has more expenses in Swiss francs than sales in Swiss francs.  As such, if the U.S. dollar weakens relative to the Euro and Swiss franc, our operating profits increase in France, Ireland and Germany but decline in Switzerland. Based on the net exposures of Euros and Swiss francs to the U.S. dollars for the fiscal year ended March 31, 2011, we estimate a positive operating income impact of approximately $70 and a negative income impact of approximately $13 for every 1% appreciation in the Euro and Swiss franc, respectively, relative to the U.S. dollar (assuming no price increases passed to customers, and associated cost increases or currency hedging).

The Company has entered into a number of foreign currency exchange contracts in China in an attempt to hedge the Company’s exposure to the RMB. The RMB/U.S. dollar currency contracts have gross notional amounts totaling $9,900 with exercise dates through March 2012 at an average exchange rate of $0.1522 (RMB to U.S. dollar conversion rate).  With these RMB/U.S. dollar contracts, for every 1% depreciation of the RMB or a 1% appreciation of the RMB, the Company would be exposed to an additional fx gains and losses, respectively, of approximately $99.  Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in the results of operations, not in other comprehensive income.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Effectiveness of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer with the participation of management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

In reliance on guidance set forth in Question 3 of a “Frequently Asked Questions” interpretative release issued by the Staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance in September 2004, as revised on September 24, 2007, regarding Securities Exchange Act Release No. 34-47986, Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting excluded the evaluation of internal controls for the Company’s recent acquisition of Pressure Systems, Inc. (“PSI”). The reason for this exclusion is that PSI was acquired in September 2010 and it was not possible for management to conduct an assessment of internal control over financial reporting in the period between the date the acquisition was completed and the date of management’s assessment.  Accordingly, management excluded PSI from its assessment of changes to internal control over financial reporting during the year ended March 31, 2011.  At March 31, 2011, PSI represented approximately 9% of total assets as of March 31, 2011, and approximately 4% of net sales for the year then ended.  PSI will be included in management’s assessment of the effectiveness of internal control over financial reporting starting no later than the annual assessment for the fiscal year beginning April 1, 2011.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2011.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal controls over financial reporting as of March 31, 2011, as stated in their report which appears below.

(c) Attestation Report of Independent Registered Public Accounting Firm

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Measurement Specialties, Inc.:

We have audited Measurement Specialties, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Measurement Specialties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Pressure Systems, Inc. (“PSI”), which is included in the 2011 consolidated financial statements of Measurement Specialties, Inc. and represented 9% of total assets as of March 31, 2011 and 4% of net sales for the year then ended.  Our audit of internal control over financial reporting of Measurement Specialties, Inc. also did not include an evaluation of the internal control over financial reporting of PSI.

In our opinion, Measurement Specialties, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Measurement Specialties, Inc. and subsidiaries as of March 31, 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year ended March 31, 2011, and our report dated June 7, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ Ernst &Young LLP

Richmond, Virginia
June 7, 2011

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Apart from certain information concerning our Code of Conduct which is set forth below, other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 21, 2011, including the information set forth under the captions “Election of Directors”, “Committees of the Board of Directors”, and “Executive Officers”, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2011.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 21, 2011, including the information set forth under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation”, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of March 31, 2011:

Equity Compensation Plan Information

For the Year Ended March 31, 2011:

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED- AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SHARES REMAINING FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN(A))
EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS	2,873,266	$17.94	1,222,016

EMPLOYEE STOCK PURCHASE PLAN	6,264	18.15	200,518

	2,879,530	$17.94	1,422,534

The other information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 21, 2011, including the information set forth under the caption “Beneficial Ownership of Measurement Specialties Common Stock.”

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 21, 2011, including the information set forth under the captions “Executive Agreements and Related Transactions”, “Committees of the Board of Directors” and “Election of Directors” which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2011.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 21, 2011, including the information set forth under the caption “Fees Paid to Our Independent Registered Public Accounting Firm”, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2011.

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
Frank Guidone Chief Executive Officer Date: June 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Guidone	President, Chief Executive Officer and	June 7, 2011
Frank Guidone	Director (Principal Executive Officer)

/s/ Mark Thomson	Chief Financial Officer (Principal Financial Officer and Principal Accounting	June 7, 2011
Mark Thomson	Officer)

/s/ Morton L. Topfer	Chairman of the Board	June 7, 2011
Morton L. Topfer

/s/ John D. Arnold	Director	June 7, 2011
John D. Arnold

/s/ Satish Rishi	Director	June 7, 2011
Satish Rishi

/s/ R. Barry Uber	Director	June 7, 2011
R. Barry Uber

/s/ Kenneth E. Thompson	Director	June 7, 2011
Kenneth E. Thompson

Exhibit Index

Exhibit Index

Number	Description

3.1	Second Restated Certificate of Incorporation of Measurement Specialties, Inc. (1)

3.2	Bylaws of Measurement Specialties, Inc. (2)

4.1	Specimen Certificate for shares of common stock of Measurement Specialties, Inc. (3)

10.1	Measurement Specialties, Inc. 2006 Stock Option Plan (4)

10.2	Measurement Specialties, Inc. 2006 Employee Stock Purchase Plan (4)

10.3	Measurement Specialties, Inc. 2008 Equity Incentive Plan (5)

10.4	Measurement Specialties, Inc. 1998 Stock Option Plan (6)

10.5	Measurement Specialties, Inc. 2003 Stock Option Plan (7)

10.6	Measurement Specialties, Inc. 2010 Stock Option Plan (8)

10.12	Sublease Agreement, dated August 1, 2002, between Quicksil, Inc. and Measurement Specialties, Inc. (3)

10.14	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Measurement Ltd. by and between Fervent Group Limited and Kenabell Holding Limited. (9)

10.18	Amended and Restated Executive Employment Agreement dated November 6, 2007 by and between Measurement Specialties, Inc. and Frank Guidone. (10)

10.19	Employment Agreement dated March 13, 2007 by and between Measurement Specialties, Inc. and Mark Thomson. (11)

10.20
Agreement for the purchase of entire share capital of Intersema Microsystems SA dated December 28, 2007 by and among Measurement Specialties, Inc., Mr. Manfred Knutel and Mr. Hans Peter Salvisberg.
(10)

10.25	Credit facility Agreement by and among Measurement Specialties (China) Ltd. and China Merchants Bank Co. Ltd. dated November 3, 2009. (12)

10.26
Senior Secured Credit Facility dated June 1, 2010 by and among, Measurement Specialties, Inc., the U.S. Credit Parties signatory thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Bank America, N.A., as syndication agent, and certain other parties thereto. (13)

10.27
Master Shelf Agreement dated June, 2010 by and among, Measurement Specialties, Inc., the U.S. Credit Parties signatory thereto, Prudential Investment Management, Inc., whereby Prudential agreed to purchase up to $50,000 of senior secured notes issued by the Company. (13)

21.1	Subsidiaries.

23.1	Consent of Ernst & Young LLP

23.2	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on November 7, 2007 and incorporated herein by reference.

2	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on July 5, 2001 and incorporated herein by reference.

3	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 (File No. 333-57928) and incorporated herein by reference.

4	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on July 28, 2006 and incorporated herein by reference.

5	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on July 29, 2008 and incorporated herein by reference.

6	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on August 18, 1998 and incorporated herein by reference.

7	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on July 29, 2003 and incorporated herein by reference.

8
Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement and Additional Proxy Materials on Schedule 14A for the Annual Meeting of Shareholders filed on July 29, 2010 and September 7, 2010, respectively, incorporated herein by reference.

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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Measurement Specialties, Inc.:

We have audited the accompanying consolidated balance sheet of Measurement Specialties, Inc. and subsidiaries as of March 31, 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year ended March 31, 2011. Our audit also included the financial statement schedule II listed in the Index at Item 15(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Measurement Specialties, Inc. and subsidiaries at March 31, 2011, and the consolidated results of their operations and their cash flows for the year ended March 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule II, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Measurement Specialties, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 7, 2011 expressed an unqualified opinion thereon.

/s/ Ernst &Young LLP

Richmond, Virginia
June 7, 2011

Report of KPMG LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Measurement Specialties, Inc.:

We have audited the accompanying consolidated balance sheet of Measurement Specialties, Inc. and subsidiaries as of March 31, 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended March 31, 2010.  In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II for the years ended March 31, 2010 and 2009.  These consolidated financial statements and the related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the related financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Measurement Specialties, Inc. and subsidiaries as of March 31, 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the years ended March 31, 2010 and 2009, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 – Variable interest entity, the consolidated financial statements as of March 31, 2010 and for the years ended March 31, 2010 and 2009 have been restated to give effect to the retroactive adoption of the Financial Accounting Standards Board’s amended accounting standards related to consolidation of variable interest entities.

/s/ KPMG LLP

Norfolk, Virginia
June 9, 2010, except as to Note 2-Variable interest entity, which is as of June 7, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Measurement Specialties, Inc. and Subsidiaries
Consolidated Statements of Operations

	Twelve months ended March 31,
(Amounts in thousands, except per share amounts)	2011	(As Adjusted) 2010	(As Adjusted) 2009
Net sales	$274,789	$205,028	$199,853
Cost of goods sold	159,981	126,393	116,620
Gross profit	114,808	78,635	83,233
Selling, general, and administrative expenses	78,673	69,947	71,098
Operating income	36,135	8,688	12,135
Interest expense, net	3,045	3,899	3,081
Foreign currency exchange loss (gain)	439	(987)	771
Equity income in unconsolidated joint venture	(570)	(427)	(388)
Other expense (income)	209	93	(253)
Income before income taxes	33,012	6,110	8,924
Income tax expense	4,837	52	3,645
Income from continuing operations, net of income taxes	28,175	6,058	5,279
Loss from discontinued operations, net of income taxes	-	(142)	-
Net income	$28,175	$5,916	$5,279

Earnings per common share - Basic:
Income from continuing operations, net of income taxes	$1.92	$0.42	$0.36
Loss from discontinued operations	-	(0.01)	-
Net income - Basic	$1.92	$0.41	$0.36

Earnings per common share - Diluted:
Income from continuing operations, net of income taxes	$1.84	$0.41	$0.36
Loss from discontinued operations	-	(0.01)	-
Net income - Diluted	$1.84	$0.40	$0.36

Weighted average shares outstanding - Basic	14,692	14,498	14,465
Weighted average shares outstanding - Diluted	15,336	14,686	14,575

See accompanying notes to consolidated financial statements.
level sensors.

Measurement Specialties, Inc. and Subsidiaries
Consolidated Balance Sheets

(Amounts in thousands)	March 31, 2011	(As Adjusted) March 31, 2010

ASSETS

Current assets:
Cash and cash equivalents	$20,860	$23,165
Accounts receivable trade, net of allowance for doubtful accounts of $714 and $464, respectively	43,624	29,689
Inventories, net	52,212	40,774
Deferred income taxes, net	3,212	1,602
Prepaid expenses and other current assets	5,514	3,148
Other receivables	1,222	659
Income taxes receivable	-	1,287
Total current assets	126,644	100,324

Property, plant and equipment, net	50,303	44,437
Goodwill	115,864	99,235
Acquired intangible assets, net	28,656	23,613
Deferred income taxes, net	2,883	6,607
Investment in unconsolidated joint venture	2,578	2,117
Other assets	2,838	939
Total assets	$329,766	$277,272

See accompanying notes to consolidated financial statements.

Measurement Specialties, Inc. and Subsidiaries
Consolidated Balance Sheets

(Amounts in thousands, except share amounts)	March 31, 2011	(As Adjusted) March 31, 2010

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$-	$5,000
Current portion of long-term debt	171	2,295
Current portion of capital lease obligations	39	193
Current portion of promissory notes payable	2,713	2,349
Accounts payable	21,815	17,884
Accrued expenses	5,441	4,719
Accrued compensation	12,646	7,882
Income taxes payable	2,491	-
Deferred income taxes, net	444	182
Other current liabilities	2,752	3,064
Total current liabilities	48,512	43,568

Revolver	46,000	53,547
Long-term debt, net of current portion	20,901	6,488
Capital lease obligations, net of current portion	17	63
Promissory notes payable, net of current portion	-	2,349
Deferred income taxes, net	3,532	2,969
Other liabilities	1,735	1,292
Total liabilities	120,697	110,276

Equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	-	-
Common stock, no par; 25,000,000 shares authorized; 14,989,675 shares in 2011 and 14,534,431 shares in 2010 issued and outstanding	-	-
Additional paid-in capital	93,608	85,338
Retained earnings	101,309	73,134
Accumulated other comprehensive income	14,152	8,524
Total equity	209,069	166,996
Total liabilities and shareholders' equity	$329,766	$277,272

See accompanying notes to consolidated financial statements.

Measurement Specialties, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
and Comprehensive Income
for the Years Ended March 31, 2011, 2010 and 2009

				Accumulated		Compre-
	Shares of	Additional		Other		hensive
	Common	Paid-in	Retained	Comprehensive		Income
(Dollars in thousands)	Stock	Capital	Earnings	Income	Total	(Loss)
Balance, March 31, 2008 (As Adjusted)	14,440,848	$78,720	$61,939	$15,130	$155,789
Comprehensive income:
Net income		-	5,279	-	5,279	$5,279
Currency translation adjustment, net of income taxes of $77		-	-	(7,020)	(7,020)	(7,020)
Comprehensive income						$(1,741)
Non-cash equity based compensation		2,942	-	-	2,942
Amounts from exercise of stock options	42,774	276	-	-	276
Tax benefit from exercise of stock options		10	-	-	10
Balance, March 31, 2009 (As Adjusted)	14,483,622	$81,948	$67,218	$8,110	$157,276
Comprehensive income:
Net income		-	5,916	-	5,916	$5,916
Currency translation adjustment, net of income taxes of $281		-	-	414	414	414
Comprehensive income						$6,330
Non-cash equity based compensation		3,218	-	-	3,218
Amounts from exercise of stock options	50,809	172	-	-	172
Balance, March 31, 2010 (As Adjusted)	14,534,431	$85,338	$73,134	$8,524	$166,996
Comprehensive income:
Net income		-	28,175	-	28,175	$28,175
Currency translation adjustment		-	-	6,264	6,264	6,264
Unregcognized pension plan costs, net of taxes of $110		-	-	(636)	(636)	(636)
Comprehensive income						$33,803
Non-cash equity based compensation		3,588	-	-	3,588
Amounts from exercise of stock options	700,292	11,433	-	-	11,433
Tax benefit from exercise of stock options		749	-	-	749
Purchases of company stock	(245,048)	(7,500)	-	-	(7,500)
Balance, March 31, 2011	14,989,675	$93,608	$101,309	$14,152	$209,069

See accompanying notes to consolidated financial statements.

Measurement Specialties, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended March 31,
(Amounts in thousands)	2011	(As Adjusted) 2010	(As Adjusted) 2009
Cash flows from operating activities:
Net income	$28,175	$5,916	$5,279
Loss from discontinued operations	-	(142)	-
Income from continuing operations	28,175	6,058	5,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,893	14,072	13,210
Loss (gain) on sale of assets	(47)	68	99
Non-cash equity based compensation	3,588	3,218	2,942
Unrealized foreign currency exchange loss	-	-	90
Deferred income taxes	(63)	(1,927)	797
Research tax credits	1,287	1,677	974
Equity income in unconsolidated joint venture	(570)	(427)	(388)
Unconsolidated joint venture distributions	114	815	-
Net change in operating assets and liabilities:
Accounts receivable, trade	(10,351)	(2,595)	13,269
Inventories	(7,627)	4,258	(2,576)
Prepaid expenses, other current assets and other receivables	(2,361)	674	632
Other assets	476	690	(34)
Accounts payable	841	1,356	(10,559)
Accrued expenses, accrued compensation, other current and other liabilities	4,852	4,288	(4,504)
Income taxes payable	699	(3,025)	1,520
Net cash provided by operating activities	33,906	29,200	20,751
Cash flows from investing activities:
Purchases of property and equipment	(9,628)	(5,372)	(13,962)
Proceeds from sale of assets	81	67	59
Acquisition of business, net of cash acquired	(27,037)	(100)	(12,667)
Net cash used in investing activities	(36,584)	(5,405)	(26,570)
Cash flows from financing activities:
Borrowings from short-term debt, revolver and notes payable	62,746	5,000	17,196
Borrowings from long-term debt	20,000	-	-
Repayments of short-term debt, revolver, and capital leases	(77,978)	(21,074)	(6,952)
Repayments of long-term debt	(8,173)	(6,382)	(3,017)
Tax benefit from exercise of stock options	749	-	10
Payment of deferred financing costs	(1,568)	(832)	-
Purchase of treasury stock	(7,500)	-	-
Proceeds from exercise of options and employee stock purchase plan	11,433	172	276
Net cash provided by (used in) financing activities	(291)	(23,116)	7,513

Net cash provided by operating activities of discontinued operations	-	141	540
Net cash provided by discontinued operations	-	141	540

Net change in cash and cash equivalents	(2,969)	820	2,234
Effect of exchange rate changes on cash	664	68	(1,558)
Cash, beginning of year (As Adjusted)	23,165	22,277	21,601
Cash, end of year	$20,860	$23,165	$22,277

Supplemental Cash Flow Information:
Cash paid or received during the period for:
Interest paid	$(3,483)	$(3,793)	$(3,104)
Income taxes paid	(2,672)	(3,925)	(1,764)
Income taxes refunded	652	780	594

See accompanying notes to condensed consolidated financial statements.

Measurement Specialties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

(Currency amounts in thousands, except share and per share amounts)

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

Variable interest entity:  Effective April 1, 2010, the Company no longer consolidated its 50 percent ownership interest in Nikkiso-THERM (“NT”), a joint venture in Japan and the Company’s one VIE.  The Company is not the primary beneficiary of NT since it does not have both the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the losses, or the right to receive the benefits of the VIE.  The Company does not have the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, but rather that power is shared as each of NT’s partners is required to consent to those decisions.  Accordingly, NT is accounted for as an unconsolidated VIE under the equity method of accounting.  Under the equity method of accounting, the Company recognizes its proportionate share of the profits and losses of the unconsolidated VIE.

The following provides the adjustments made to the prior year financial statements and related information with regard to the change in accounting for NT to conform with current year presentation:

	Previously reported year ended March 31, 2010	Adjustment	As adjusted year ended March 31, 2010	Previously reported year ended March 31, 2009	Adjustment	As adjusted year ended March 31, 2009
Condensed Consolidated Statement of Operations:
Net Sales	$209,610	$(4,582)	$205,028	$203,943	$(4,090)	$199,853
Cost of goods sold	128,241	(1,848)	126,393	118,333	(1,713)	116,620
Gross profit	81,369	(2,734)	78,635	85,610	(2,377)	83,233
Selling, general and administrative expenses	71,146	(1,199)	69,947	72,108	(1,010)	71,098
Operating income	10,223	(1,535)	8,688	13,502	(1,367)	12,135
Equity income in unconsolidated joint venture	-	(427)	(427)	-	(388)	(388)
Income from continuing operations, before income taxes	7,218	(1,108)	6,110	9,903	(979)	8,924
Income tax expense (benefit)	733	(681)	52	4,236	(591)	3,645
Income from continuing operations, net of income taxes	6,485	(427)	6,058	5,667	(388)	5,279
Net income	6,343	(427)	5,916	5,667	(388)	5,279
Net income attributable to noncontrolling interest	427	(427)	-	388	(388)	-
Net income attributable to MEAS	5,916	(5,916)	-	5,279	(5,279)	-

	Previously Reported		As Adjusted
	March 31, 2010	Adjustment	March 31, 2010
Assets:
Cash	$24,293	$(1,128)	$23,165
Accounts receivable	31,224	(1,535)	29,689
Inventory	41,483	(709)	40,774
Deferred income taxes	1,720	(118)	1,602
Prepaid expenses and other current assets	3,149	(1)	3,148
Other receivables	757	(98)	659
Due from joint venture partner	918	(918)	-
Income tax receivable	997	290	1,287
Total current assets	104,541	(4,217)	100,324

Property and equipment	44,795	(358)	44,437
Other assets	1,184	(245)	939
Investment in unconsolidated joint venture	-	2,117	2,117
Total assets	279,975	(2,703)	277,272

Liabilities:
Accounts payable	18,144	(260)	17,884
Accrued compensation	8,075	(193)	7,882
Other current liabilities	3,197	(133)	3,064
Total current liabilities	44,154	(586)	43,568
Total liabilities	110,862	(586)	110,276

Equity:
Noncontrolling interest	2,117	(2,117)	-
Total equity	169,113	(2,117)	166,996
Total liabilities and shareholders' equity	279,975	(2,703)	277,272

	Previously reported year ended March 31, 2010	Adjustment	As adjusted year ended March 31, 2010	Previously reported year ended March 31, 2009	Adjustment	As adjusted year ended March 31, 2009
Condensed Consolidated Statement of Cash Flows:
Net income	$6,343	$(427)	$5,916	$5,667	$(388)	$5,279
Income from continuing operations	6,485	(427)	6,058	5,667	(388)	5,279
Loss on sale of assets	63	5	68	94	5	99
Equity income in unconsolidated joint venture	-	(427)	(427)	-	(388)	(388)
Unconsolidated joint venture distributions	-	815	815	-	-	-
Accounts receivable, trade	(2,237)	(358)	(2,595)	13,217	52	13,269
Inventories	4,307	(49)	4,258	(2,516)	(60)	(2,576)
Prepaid expenses and other current assets	674	-	674	654	(22)	632
Other assets	909	(219)	690	354	(388)	(34)
Accounts payable	1,304	52	1,356	(10,481)	(78)	(10,559)
Accrued expenses and other liabilities	4,293	(5)	4,288	(4,487)	(17)	(4,504)
Income tax payable and income tax receivable	(3,039)	14	(3,025)	1,546	(26)	1,520
Net cash provided by operating activities	29,782	(582)	29,200	22,032	(1,281)	20,751

Purchases of property and equipment	(5,217)	(155)	(5,372)	(14,001)	39	(13,962)
Net cash used in investing activities	(5,250)	(155)	(5,405)	(26,609)	39	(26,570)

Noncontrolling interest distributions	(815)	815	-	-	-	-
Net cash used in financing activities	(23,931)	815	(23,116)	7,513	-	7,513

Net change in cash and cash equivalents	742	78	820	3,476	(1,242)	2,234
Cash, beginning of year	23,483	(1,206)	22,277	21,565	36	21,601
Cash, end of year	24,293	(1,128)	23,165	23,483	(1,206)	22,277

Supplemental Cash Flow Information:
Income taxes paid	(4,592)	667	(3,925)	(2,381)	617	(1,764)

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

Reclassifications:  The presentation of certain prior year information for non-controlling interest in the consolidated statements of operations, consolidated balance sheets, consolidated statements of shareholders’ equity and consolidated statements of cash flows have been reclassified to investment or equity income in unconsolidated joint venture to conform to current year presentation, in accordance with the new accounting standards for consolidation of VIEs.

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

Cash and Cash Equivalents:  The Company considers highly liquid investments with original maturities of up to three months, when purchased, to be cash equivalents. There were no cash equivalents at March 31, 2011 and 2010.  At March 31, 2011 and 2010, approximately $6,254 and $8,113, respectively, of the Company’s cash balances were maintained in China, which are subject to certain restrictions and are not freely transferable to another country without adverse tax consequences because of exchange control regulations, but can be used without such restrictions for general business purposes in China.

Accounts Receivable:  Trade account receivables are recorded at the invoiced amount and do not bear interest. The majority of the Company’s accounts receivable is due from manufacturers of electronic, automotive, military, medical and industrial products. Credit is extended based on an evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers net of allowances for doubtful accounts and other sales allowances. The Company maintains an allowance for doubtful accounts for estimated losses inherent in accounts receivable. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due based on contractual terms, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company reviews its allowance for doubtful accounts quarterly. Actual uncollectible accounts could exceed the Company’s estimates and changes to its estimates will be accounted for in the period of change. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Other Assets:  Other assets consist of various non-current assets such as deferred financing costs, various deposits for leases and utilities and research and development tax credits.

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

In accordance with applicable accounting standards for evaluating goodwill for impairment, management assesses goodwill for impairment at the reporting unit level on an annual basis at fiscal year end or more frequently under certain circumstances. The goodwill impairment test is a two step test. Under the first step, the fair value of the reporting unit is compared to its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit, and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the fair value. The fair value is allocated in a manner similar to a purchase price allocation, in accordance with accounting for business combinations. The residual fair value after this allocation is the fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using the implied fair value approach or a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

In evaluating goodwill for impairment, the fair value of the Company’s reporting unit was determined using the implied fair value approach for fiscal years ended March 31, 2011 and 2010, and for the year ended March 31, 2009, the fair value of the Company’s reporting unit was determined using the discounted cash flow method.  The implied fair value approach consists of comparing the Company’s market capitalization to the Company’s book value, and if the market capitalization exceeds book value, there is no impairment of goodwill.  Based on our analyses and the applicable guidelines, there was no impairment of the Company’s goodwill at March 31, 2011, 2010 and 2009 (See Note 5).

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

As of March 31, 2011, there were no indicators of potential impairment.  There were no overall indicators of potential impairment in 2010; however, the Company performed an impairment analysis for two European sites for which no impairment was identified.

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

Shipping and Handling Costs:  Shipping and handling costs are recorded in cost of sales in the Company’s consolidated statement of operations.  Shipping and handling costs billed to customers are included in sales.

Research and Development and Advertising Costs:  The Company conducts research and development activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of the Company’s existing products and expanding applications of the Company’s products.  Research and development and advertising costs are expensed as incurred and are included in operating expenses in the Company’s consolidated statement of operation.  Research and development costs amounted to $19,918, $10,626 and $10,826, for the years ended March 31, 2011, 2010 and 2009, respectively. Customer funded research and development was $4,809, $2,008 and $1,451 for the fiscal years ended March 31, 2011, 2010, and 2009, respectively. Advertising costs are expensed when the advertising or promotion is published. Advertising expenses for the years ended March 31, 2011, 2010, and 2009 were approximately $110, $45 and $151, respectively.

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

Comprehensive Income:  Comprehensive income consists of net income for the period, the impact of unrealized foreign currency translation adjustments, net of income taxes and unrecognized pension plan costs, net of income taxes.

Stock-Based Payment:  The Company’s results for the years ended March 31, 2011, 2010, and 2009 include $3,588, $3,218 and $2,942, respectively, of operating expenses for share-based compensation.

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

Net cash proceeds from the exercise of stock options were $11,433, $172, and $276 for the years ended March 31, 2011, 2010 and 2009, respectively.  There was no excess income tax benefit realized from stock option exercises for the year ended March 31, 2010, and the income tax benefit realized for the years ended March 31, 2011 and 2009 from stock option exercises was $749 and $10, respectively.

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

The Company has a number of forward purchase currency contracts to manage the Company’s exposures to fluctuations in the U.S. dollar relative to the RMB. These currency contracts are entered into to hedge foreign exchange exposure, although they are undesignated for accounting purposes. Since these currency contracts do not meet the requirements for hedge accounting, changes in the fair value of these instruments are recognized in other income as gains and losses, rather than in other comprehensive income.

Capitalized Interest:  The Company’s policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year. No interest costs were capitalized during 2011 and 2010.  During 2009, interest costs capitalized as part of the construction of the new facility in China totaled $325.

Pensions:  The Company’s European operations maintain certain supplemental defined benefit plans for substantially all of their employees.  With the purchase of Intersema in 2008, the Company acquired a defined benefit pension plan. The Company follows the standards for employers’ accounting for defined benefit pension and other postretirement plans. Accounting for pensions and other postretirement benefit plans requires management to make several estimates and assumptions (See Note 10). These include the expected rate of return from investment of the plans' assets and the expected retirement age of employees as well as their projected earnings and mortality. In addition, the amounts recorded are affected by changes in the interest rate environment because the associated liabilities are discounted to their present value. Management makes these estimates based on the company's historical experience and other information that it deems pertinent under the circumstances (for example, expectations of future stock market performance).

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

3. INVENTORIES

Inventories are valued at the lower of cost or market (‘LCM’) using the first-in first-out method.  Inventories and inventory reserves for slow-moving, obsolete and lower of cost or market exposures at March 31, 2011 and 2010 are summarized as follows:

	March 31, 2011	(As Adjusted) March 31, 2010
Raw Materials	$30,608	$23,313
Work-in-Process	10,330	6,207
Finished Goods	15,650	15,017
	56,588	44,537
Inventory Reserves	(4,376)	(3,763)
	$52,212	$40,774

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments.  Property, plant and equipment are summarized as follows:

	March 31, 2011	(As Adjusted) March 31, 2010	Useful Life
Production equipment and tooling	$55,295	$48,526	3-10 years
Building and leasehold improvements	27,192	24,101	39 to 45 years or lesser of useful life or remaining term of lease
Furniture and equipment	14,783	13,620	3-10 years
Construction-in-progress	1,880	864
Total	99,150	87,111
Less: accumulated depreciation and amortization	(48,847)	(42,674)
	$50,303	$44,437

Total depreciation was $8,372, $8,071 and $7,602 for the years ended March 31, 2011, 2010 and 2009, respectively.  Property and equipment included $56 and $256 in capital leases at March 31, 2011 and 2010, respectively.

5. ACQUISITIONS, GOODWILL IMPAIRMENT TESTING, AND ACQUIRED INTANGIBLES

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

Goodwill balances presented in the consolidated balance sheets of foreign acquisitions are translated at the exchange rate in effect at each balance sheet date; however, opening balance sheets used to calculate goodwill and acquired intangible assets are based on purchase date exchange rates, except for earn-out payments, which are recorded at the exchange rates in effect on the date the earn-out is accrued.  The following table shows the roll-forward of goodwill reflected in the financial statements for the year ended March 31, 2011:

Accumulated goodwill	$102,588
Accumulated impairment losses	(3,353)
Balance March 31, 2010	99,235
Attributable to 2008 acquisitions	2,255
Attributable to 2011 acquisitions	13,575
Effect of foreign currency translation	799
Goodwill impairment	-
Balance March 31, 2011	$115,864

The following briefly describes the Company’s acquisitions from the beginning of fiscal 2008 forward.

Visyx:  Effective November 20, 2007, the Company acquired certain assets of Visyx Technologies, Inc. (Visyx”) based in Sunnyvale, California for $1,624 ($1,400 at close, $100 held-back to cover certain expenses, and $124 in acquisition costs). The Seller has the potential to receive up to an additional $2,000 in the form of a contingent payment based on successful commercialization of specified sensors prior to December 31, 2011, and an additional $9,000 earn-out based on a percentage of sales through calendar year 2011, of which $4,000 remains available at March 31, 2011. If these earn-out contingencies are resolved and meet established conditions, these amounts will be recorded as an additional element of the cost of the acquisition.  In December 2010, the Company paid $2,000 in connection with the earn-out related to the successful commercialization of certain sensors, which was recorded as additional purchase price.  At March 31, 2011, the Company accrued approximately $113 for the sales based earn-out.  The final resolution of the sales based contingencies is not determinable at this time, and accordingly, the Company’s purchase price allocation for Visyx is subject to these earn-out payments.  Visyx has a range of sensors that measure fluid properties, including density, viscosity and dielectric constant, for use in heavy truck/off road engines and transmissions, compressors/turbines, refrigeration and air conditioning.

Intersema:  Effective December 28, 2007, the Company completed the acquisition of all of the capital stock of Intersema Microsystems S.A. (“Intersema”), a sensor company headquartered in Bevaix, Switzerland, for $40,160 ($31,249 in cash at closing, $8,708 in unsecured Promissory Notes (“Intersema Notes”), and $203 in acquisition costs). The Intersema Notes bear interest of 4.5% per annum and are payable in four equal annual installments on January 15 of each year. The selling shareholders had the potential to receive up to an additional 20,000 Swiss francs or approximately $18,946 (based on December 31, 2008 exchange rates) tied to calendar 2009 earnings growth objectives.  The established conditions of the contingencies were not met, and no amounts were recorded as an additional element of the cost of the acquisition. Intersema is a designer and manufacturer of pressure sensors and modules with low pressure, harsh media and ultra-small package configurations for use in barometric and sub-sea depth measurement markets. The transaction was financed with borrowings under the Company’s previous amended credit facility.

Atexis:  On January 30, 2009, the Company consummated the acquisition of all of the capital stock of RIT SARL (“Atexis”), a sensor company headquartered in Fontenay, France, for €4,096.  The total purchase price in U.S. dollars based on the January 30, 2009 exchange rate was approximately $5,359 ($5,152 in cash at close and $207 in acquisition costs). The selling shareholders had the potential to receive up to an additional €2,000 tied to sales growth objectives through calendar 2010.  These contingencies were resolved and established conditions were not met.  Atexis designs and manufactures temperature sensors and probes utilizing NTC, Platinum (Pt) and thermo-couples technologies through wholly-owned subsidiaries in France and China.  The transaction was partially financed with borrowings under the Company’s previous credit facility.

FGP:  On January 30, 2009, the Company consummated the acquisition of all of the capital stock of FGP Instrumentation, GS Sensors and ALS (collectively “FGP”), sensor companies located in Les Clayes-sous-Bois and Druex, France for €6,112.  The total purchase price in U.S. dollars based on the January 30, 2009 exchange rate was approximately $7,998 ($4,711 in cash at close, discharge of certain liabilities totaling $3,059 and $228 in acquisition costs). The selling shareholders had the potential to receive up to an additional €1,400 tied to sales growth objectives.  The established conditions of the contingencies were not met, and no amounts were recorded as an additional element of the cost of the acquisition.  FGP is a designer and manufacturer of custom force, pressure and vibration sensors for aerospace and test and measurement markets.  The transaction was partially financed with borrowings under the Company previous credit facility.

Pressure Systems, Inc.:  On September 8, 2010, the Company acquired all of the capital stock of Pressure Systems, Inc. (“PSI”), a sensor company based in Hampton, Virginia, for $25,037 ($25,000 in cash at close and approximately $37 paid after closing).  PSI is a global leader in pressure sensing instrumentation for the aerospace industry and for water monitoring within operational and resource management applications.  The water monitoring industry is large and a significant growth opportunity for the Company.  Additionally, the Company expects to achieve cost synergies with the PSI business combination mainly through the consolidation of operations due to the close proximity of the acquisition to the Company’s existing Hampton facility.  The transaction was funded from a combination of available cash on hand and borrowings under the Company’s Senior Secured Credit Facility.   PSI had annual aggregate sales of approximately $18,000 based on its most recently completed fiscal year ended October 31, 2009.  Since the acquisition date, $11,603 of sales and $2,111 of net income are included in the Company’s condensed consolidated financial statements, and transaction-related costs of approximately $176 were recorded as a component of selling, general and administrative expenses.  The Company’s preliminary purchase price allocation related to the PSI acquisition is as follows:

Assets:
Accounts receivable	$2,290
Inventory	2,017
Prepaid and other	88
Property and equipment	2,854
Other	56
Acquired intangible assets	8,770
Goodwill	13,575
29,650

Liabilities:
Accounts payable	737
Accrued expenses and other liabilities	631
Deferred income taxes	3,245
4,613
Total Purchase Price	$25,037

The Company is consolidating the PSI facility into the existing MEAS Hampton facility.  At March 31, 2011, the PSI facility was utilized for manufacturing and not classified as held for sale since it does not meet the held for sale criteria under the applicable accounting guidelines for property, plant and equipment.  The Company expects to cease all manufacturing activities during the first quarter of fiscal 2012, at which time the asset will become held for sale.  The PSI building has an estimated carrying value of approximately $2,000.  The carrying value approximates fair value as of March 31, 2011.

All amounts, except for property and equipment and deferred income taxes, are final.  Those amounts considered preliminary are subject to adjustment. The Company has made a preliminary allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtained this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through integration into our accounting systems and learns more about the newly acquired business, management expects to refine the estimates of fair value and more accurately allocate the purchase price.  The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period.

Acquired intangible assets:  In connection with all acquisitions, the Company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade-names, order backlogs and covenants-not-to-compete. The gross amounts and accumulated amortization, along with the range of amortizable lives, are as follows:

		March 31, 2011			March 31, 2010
	Weighted- Average Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	8	$36,333	$(16,977)	$19,356	$28,497	$(12,250)	$16,247
Patents	15	$4,179	$(1,585)	2,594	4,038	(1,259)	2,779
Tradenames	2	$2,356	$(2,294)	62	2,055	(2,019)	36
In-process research & development	Indefinite	$230	$-	230	-	-	-
Backlog	1	$3,506	$(3,506)	-	2,792	(2,792)	-
Covenants-not-to-compete	3	$1,116	$(1,035)	81	1,011	(977)	34
Proprietary technology	12	$8,522	$(2,189)	6,333	6,008	(1,491)	4,517
		$56,242	$(27,586)	$28,656	$44,401	$(20,788)	$23,613

Amortization expense for the years ended March 31, 2011, 2010 and 2009 was $5,515, $5,111 and $5,238, respectively.  To conform with current year presentation, prior year amortization expense has been adjusted to exclude amortization of deferred financing costs, as disclosed in Note 8.  Annual amortization expense for the years ending March 31 is estimated as follows:

Amortization
Year	Expense
2012	$4,718
2013	4,335
2014	3,470
2015	3,323
2016	3,288
Thereafter	9,522
$28,656

Pro forma Financial Data (Unaudited):  The following represents the Company’s pro forma consolidated income from continuing operations, net of income taxes, for the years ended March 31, 2011, 2010 and 2009, based on purchase accounting information assuming the PSI, Atexis and FGP acquisitions occurred as of April 1, 2008, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had all the acquired companies been operated as part of the Company since April 1, 2008.

	Years ended March 31,
	2011	2010	2009
Net sales	$284,182	$222,321	$220,240

Net income	$27,541	$4,693	$4,497

Net income per share:
Basic	$1.87	$0.32	$0.31
Diluted	1.80	0.32	0.31

6. DISCONTINUED OPERATIONS AND GAIN ON SALE OF ASSETS:

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

The fair value of the revolver approximates carrying value due to the variable interest nature of the debt.  For long-term debt, the fair value of the Company’s long-term debt is estimated by discounting future cash flows of each instrument at current rates, which approximately rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders.  These are considered Level 2 inputs.

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

Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing and operating sites throughout the world and a large portion of its sales are generated in foreign currencies. A substantial portion of our revenues is priced in U.S. dollars, and most of our costs and expenses are priced in U.S. dollars, with the remaining priced in Chinese RMB, Euros, and Swiss francs. Sales by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the U.S. dollar compared with that of our foreign customers’ currencies. Refer to Note 15, Segment Information, for details concerning net sales invoiced from our facilities within the U.S. and outside of the U.S., as well as long-lived assets.  Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s consolidated financial statements.

During 2011, the RMB appreciated approximately 4.0% relative to the U.S. dollar.  The RMB did not appreciate during fiscal 2010, but appreciated by 2.5% during 2009.  The Chinese government no longer pegs the RMB to the U.S. dollar, but established a currency policy letting the RMB trade in a narrow band against a basket of currencies. The Company has more expenses in RMB than sales (i.e., short RMB position), and as such, if the U.S. dollar weakens relative to the RMB, our operating profits will decrease. We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

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

The Company has a number of foreign currency exchange contracts in Asia in an attempt to hedge the Company’s exposure to the RMB. The RMB/U.S. dollar currency contracts have notional amounts totaling $9,900, with exercise dates through March 31, 2012 at average exchange rates of $0.1522 (RMB to U.S. dollar conversion rate).  With the RMB/U.S. dollar contracts, for every 1% depreciation of the RMB, the Company would be exposed to approximately $99 in additional foreign currency exchange losses.  Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in results of operations, not in other comprehensive income. To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

Fair values of derivative instruments not designated as hedging instruments:

	March 31,
	2011	2010	Location
Financial position:
Foreign currency exchange contracts - Euro/US dollar	$-	$(40)	Other assets (liabilities)
Foreign currency exchange contracts - RMB	$143	$-	Other assets (liabilities)

The effect of derivative instruments not designated as hedging instruments on the statements of operations and cash flows for the years ended March 31, 2011, 2010 and 2009 is as follows:

	Years ended March 31,
	2011	2010	2009	Location
Results of operations:
Foreign currency exchange contracts - Euro	$(25)	$(27)	$(885)	Foreign currency exchange (gain) loss
Foreign currency exchange contracts - RMB	(326)	(18)	170	Foreign currency exchange (gain) loss
Foreign currency exchange contracts - Japanese yen	-	(229)	(115)	Foreign currency exchange (gain) loss
Total	$(351)	$(274)	$(830)

	Years ended March 31,
	2011	2010	2009	Location
Cash flows from operating activities: Source (Use)
Foreign currency exchange contracts - Euro	$-	$304	$781	Prepaid expenses, other assets (Accrued expenses, other liabilities)
Foreign currency exchange contracts - RMB	(186)	(125)	(27)	Prepaid expenses, other assets (Accrued expenses, other liabilities)
Foreign currency exchange contracts - Japense yen	-	106	-	Prepaid expenses, other current assets and other receivables
Total	$(186)	$285	$754

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

As of March 31, 2011, the Company utilized the LIBOR based rate for $46,000 of the Revolving Credit Facility. The weighted average interest rate applicable to borrowings under the Revolving Credit Facility was approximately 2.3% at March 31, 2011. As of March 31, 2011, the outstanding borrowings on the Revolving Credit Facility, which is classified as non-current, were $46,000, and the Company had an additional $64,000 available under the Revolving Credit Facility. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change.  At March 31, 2011, the Company could have borrowed an additional $64,000.

On June 1, 2010, the Company entered into a Master Shelf Agreement (the "Prudential Shelf Facility") with Prudential Investment Management, Inc. ("Prudential") whereby Prudential agreed to purchase up to $50,000 of senior secured notes (the "Senior Secured Notes") issued by the Company.  Prudential purchased two Senior Secured Notes each for $10,000 and the remaining $30,000 of such Senior Secured Notes may be purchased at the discretion of Prudential or one or more of its affiliates upon the request of the Company.  The Prudential Shelf Facility has a fixed interest rate of 5.70% and 6.15% for each of the two $10,000 Senior Secured Notes issued by the Company and the Senior Secured Notes issued thereunder are due on June 1, 2015 and 2017, respectively.   The Prudential Shelf Facility includes specific financial covenants for maximum total leverage ratio and minimum fixed charge coverage ratio consistent with the Senior Secured Credit Facility, as well as customary representations, warranties, covenants and events of default.  The Prudential Shelf Facility includes an inter-creditor arrangement with the Senior Secured Facility Agents and is on a pari passu (equal force) basis with the Senior Secured Facility.

The Company was in compliance with financial covenants at March 31, 2011.

Deferred financing costs:  During fiscal 2011, the Company wrote-off the remaining $585 in deferred financing costs associated with the previous credit facility with GE as amortization expense in selling, general and administrative expenses.  As part of the June 1, 2010 refinancing, the Company recorded approximately $1,568 in deferred financing costs.  Amortization of deferred financing costs, including the write-off of the deferred financing costs associated with the previous credit facility, totaled $1,006, $890 and $370 for the years ended March 31, 2011, 2010 and 2011, respectively.  Annual amortization expense of deferred financing costs associated with the refinancing is estimated to be approximately $381.

Chinese credit facility:  On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co., Ltd (“CMB”).   The China Credit Facility permits MEAS China to borrow up to RMB 68,000 (approximately $10,000).   Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal.  MEAS China has pledged its Shenzhen facility to CMB as collateral.  The interest rate will be based on the London Inter-bank Offered Rate (“LIBOR”) plus a LIBOR spread, depending on the term of the loan when drawn.  The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China.  The Company fully paid the $5,000 previously borrowed under the China Credit Facility during the quarter ended March 31, 2011.  At March 31, 2011, MEAS China could borrow an additional $10,000 under the China Credit Facility.

European credit facility:  On July 21, 2010, the Company’s subsidiary in France (“MEAS Europe”) entered into a five year credit facility agreement (the “European Credit Facility”) with La Societe Bordelaise de Credit Industriel et Commercial (“CIC”).  The European Credit Facility permits MEAS Europe to borrow up to €2,000 (approximately $2,600).  Specific covenants include certain financial covenants for maximum leverage ratio and net debt to equity ratio, as well as customary limitations, compliance with laws and regulations, use of proceeds, and timely payment of interest and principal.  MEAS Europe has pledged its Les Clayes-sous-Bois, France facility to CIC as collateral.  The interest rate is based on the EURIBOR Offered Rate (“EURIBOR”) plus a spread of 1.8%.  The EURIBOR interest rate will vary depending on the term of the loan when drawn.  The purpose of the European Credit Facility is primarily to provide additional flexibility in funding operations of MEAS Europe.  At March 31, 2011, there were no amounts borrowed against the European Credit Facility and MEAS Europe could borrow €2,000.

Promissory notes: In connection with the acquisition of Intersema Microsystems SA (“Intersema”), the Company issued 10,000 Swiss franc unsecured promissory notes (the “Intersema Notes”).  At March 31, 2011, the Intersema Notes totaled $2,713, of which $2,713 was classified as current. The Intersema Notes are payable in four equal annual installments through January 15, 2012, and bear an interest rate of 4.5% per year.

Long-term debt and promissory notes:  Below is a summary of the long-term debt and promissory notes outstanding at March 31, 2011 and 2010:

	March 31,
	2011	2010
Term notes at 5.70% due in full on June 1, 2015	$10,000	$-

Term notes at 6.15% due in full on June 1, 2017	10,000	-

Five year term-loan at prime or LIBOR plus 4.50% or 3.00%	-	8,000

Governmental loans from French agencies at no interest and payable based on R&D expenditures	1,008	476

Term credit facility with six French banks at an interest rate of 4%	64	307
	21,072	8,783
Less current portion of long-term debt	171	2,295
	$20,901	$6,488
4.5% promissory note payable in four equal annual installments through January 15, 2012	$2,713	$4,698
Less current portion of promissory notes payable	2,713	2,349
	$-	$2,349

The annual principal payments of long-term debt, promissory notes and revolver as of March 31, 2011 are as follows:

Year ended March 31,	Term	Other	Subtotal	Notes	Revolver / Short-term debt	Total
2012	$-	$171	$171	$2,713	$-	$2,884
2013	-	150	150	-	-	150
2014	-	247	247	-	-	247
2015	-	70	70	-	46,000	46,070
2016	10,000	434	10,434	-	-	10,434
Thereafter	10,000	-	10,000	-	-	10,000
Total	$20,000	$1,072	$21,072	$2,713	$46,000	$69,785

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

On February 9, 2011, the Company’s Board of Directors approved a repurchase program authorizing the buy back of up to $7,500 of MEAS common stock.  As of March 31, 2011, the Company completed the approved repurchase amount for a total of 245,048 shares.  In accordance with our by laws as a New Jersey corporation, repurchased shares revert to authorized but unissued status.  The repurchase of MEAS stock is restricted by our Senor Secured Credit Agreement.  As permitted by Amendment I dated May 4, 2011 under our Senior Credit Agreement, the Company is limited to a cumulative amount of $60,000 for payments related to stock buy-backs, of which payments totaling $7,500 have been made to date.  The payment of dividends is restricted by our Senior Secured Credit Agreement to a cumulative amount of $15,000.  The Company does not intend to declared cash dividends on our common equity in the foreseeable future, because the Company intends to retain earnings to support the Company’s growth strategy.

Accumulated Other Comprehensive Income:

Accumulated other comprehensive income primarily consists of foreign currency translation adjustments, as well as unrecognized pension costs. The largest portion of the cumulative translation adjustment relates to the Company’s European and Asian operations and reflects the changes in the Euro, RMB, Hong Kong dollar and Swiss franc exchange rates relative to the US dollar.

10. BENEFIT PLANS:

Defined Contribution Plans:

The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. Substantially all of its U.S. employees are eligible to participate after completing three months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions. The Company recorded an expense of $767 and $572 under the plan for the fiscal years ended March 31, 2011 and 2010, respectively, and no expense under the plan for the fiscal year ended March 31, 2009.

Defined Benefit Plans:

The Company’s European operations maintain certain supplemental defined benefit plans for substantially all of their employees. The gross amount of the future benefit to be paid for pension and retirement will be fully covered through a specific contract subscribed through an insurance company. Annual payments for this obligation total approximately $47. With the acquisition of Intersema, the Company acquired a defined benefit pension plan.  At March 31, 2011 and 2010, the fair value of the plan assets was $3,841 and $3,570, respectively, and the benefit obligation was $4,522 and $3,759, respectively. Overall, remaining amounts and related disclosures for the pension plan are immaterial to the consolidated financial statements.

Employee Stock Purchase Plan:

In September 2006, the Company established the Measurement Specialties, Inc. 2006 Employee Stock Purchase Plan (“ESPP”) under Section 423 of the Internal Revenue Code to provide employees of the Company and certain of its subsidiaries with an opportunity to purchase shares of the Company’s common stock through accumulated payroll deductions. The purchase price for shares of the Company’s common stock under the ESPP is 95% of the lower of the closing value of the Company’s common stock on the first or last trading day of an offering period. In accordance with the applicable standards for employers’ accounting for employee stock ownership plans, shares held by the ESPP are considered outstanding upon the commitment date for issuance for purposes of calculating diluted net income per common share. The Company issued 6,264, 4,876 and 7,470 shares as part of the offering period ending March 31, 2011, 2010 and 2009, respectively, and these shares were considered outstanding in the respective calculations of diluted net income per common share.

11. INCOME TAXES:

Income from continuing operations before income taxes for the year ended March 31, 2011, 2010 and 2009 consists of the following:
	2011	2010	2009

Domestic	$2,615	$(3,378)	$(2,367)
Foreign	30,397	9,488	11,291
Income from continuing operations before income taxes	$33,012	$6,110	$8,924

Income tax expense from continuing operations consists of the following:
		2011	2010	2009
Current
	Federal	$159	$48	$-
	Foreign	4,713	1,930	2,815
	State	28	-	33
	Total	$4,900	$1,978	$2,848

Deferred
	Federal	2,869	(128)	(723)
	Foreign	(3,057)	(1,711)	1,604
	State	125	(88)	(84)
	Total	(63)	(1,927)	797
		$4,837	$51	$3,645

Differences between the federal statutory income tax rate and the effective tax rates using income from continuing operations, before income taxes are as follows:
	2011	2010	2009
Statutory tax rate	35.0%	35.0%	35.0%
Return to provision adjustment	0.2%	-0.7%	-0.9%
Effect of foreign taxes	-16.9%	-38.2%	-12.4%
State taxes	0.6%	-1.2%	-0.4%
Valuation allowance	-8.8%	0.3%	24.5%
Stock options	0.6%	6.1%	3.6%
US tax on foreign income	6.1%	13.8%	2.1%
Tax credits	-1.9%	-5.8%	-9.2%
Rate changes	0.0%	-7.4%	0.0%
Tax exempt income	-0.5%	-0.7%	-1.7%
Other	0.3%	-0.4%	-1.5%
	14.7%	0.8%	39.1%

Differences between the federal statutory rate and the effective tax rate have historically related mainly to reduced rates applied to pre-tax income generated by the Company’s foreign subsidiaries.  The return to provision adjustment in 2011 mainly relates to the IRS settlement in U.S. for 2007.  Most of the return to provision adjustment in 2010 relates to the research and development (“R&D”) deduction in China.  During fiscal 2009, there was a significant difference due to the valuation allowance recorded for certain deferred tax assets principally at our German subsidiary. The larger permanent items in 2011, 2010 and 2009 include incentive stock options, tax credits, foreign dividend income, as well as non-deductible meals and entertainment expenses.

In fiscal 2010, there was a tax law change in France which included changes to a business tax previously not classified as an income tax but is now reported as an income tax.  This change increased income tax in France by $63.

Effective January 1, 2008, the statutory tax rate in China increased to 18% under the new China Enterprise Income Tax Law which increased to 20% January 1, 2009. The new law established a common 25% rate which applies to both domestic and foreign enterprises and is being phased in over a five-year period.

China tax law includes provisions for high technology enterprises to qualify for a reduced rate of 15%.  To qualify for this reduced rate the Company has to meet various criteria in regard to its operation related to its sales, research and development activity, and intellectual property rights. During the fourth quarter of fiscal 2010, the Company’s subsidiary in China received approval from the Chinese tax authorities for High Tech New Enterprise status (“HTNE”).  The new HTNE status for the Company provides a reduced rate of 15% through calendar 2011, at which time there is a requalification process. If the Company does not retain HTNE status after calendar 2011, the Company’s income tax rate in China would increase to 25%.  To qualify for this reduced rate the Company must continue to meet various criteria in regard to its operations related to sales, research and development activity, and intellectual property rights. These reduced tax rates resulted in tax reductions of approximately $1,664 and $466, or approximately $0.11 and $0.03 per diluted share for the fiscal year ended March 31, 2011 and 2010, respectively.  Additionally, the Company recorded in fiscal 2010 approximately $136 non-cash income tax expense related to the revaluation of the net deferred tax assets in China resulting from decrease in income tax rates. Also included in fiscal 2010, is a tax reduction resulting from the Company qualifying for additional expense deductions in China for qualifying R&D expenses.  The income tax benefit from these deductions was approximately $266, which is reflected as a favorable discrete tax adjustment during the quarter ended September 30, 2009.

During 2011 and 2010, the Company elected to repatriate $8,000 and $7,500, respectively, of undistributed earnings from its Irish subsidiary, MEAS Ireland, and recorded a discrete income tax expense for $2,058 in 2011 and $1,100 in 2010 and an appropriate deferred tax liability.  The Company generally considers undistributed earnings of most of its foreign subsidiaries to be indefinitely reinvested outside of the U.S. and, accordingly, no U.S. deferred taxes are recorded with respect to such earnings. Should the earnings be remitted as dividends, the Company would be subject to additional U.S. taxes net of allowable foreign tax credits.  The Company recorded approximately $1,057 foreign tax credits related to 2011 distributable earnings.  It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings.

The Hong Kong statutory corporate tax rate applicable to the Company's Hong Kong Subsidiary’s earnings is 16.5%. The statutory tax rates for the Company's subsidiaries in France and Germany are approximately 33.0% and 32.0%, respectively. The statutory tax rates in Ireland are 12.5% for trade operating income and 25% for passive income such as interest.

During the second quarter of fiscal 2010, the Company received approval from the Swiss tax authority for a five year tax holiday effective in fiscal 2010.  The Company’s tax rate in Switzerland was reduced to approximately 12.5% from 22%.  These reduced tax rates resulted in tax reductions of approximately $211 and $659, or approximately $0.01 and $0.05 per diluted share for the fiscal year ended March 31, 2011 and 2010, respectively.  In accordance with accounting principles for income taxes, the Company revalued the Company’s Swiss net deferred tax liabilities at the lower tax rate, resulting in a discrete non-cash income tax credit of $651 recorded during the quarter ended September 30, 2009.  The Company’s Swiss subsidiary had a reduced tax rate of 8.5% through December 31 2008, as a result of being granted a tax holiday by the Swiss tax authority. These reduced tax rates have resulted in tax reductions of approximately $95 or $0.01 per share for fiscal year ended March 31, 2009.

The significant components of the net deferred tax assets at March 31, 2011 and 2010 consist of the following:
	2011	2010
Current deferred tax assets:
Net operating loss caryforwards	$1,516	$-
Accounts receivable allowance for doubtful accounts	149	60
Inventory	788	845
Accrued expenses	621	671
Other	227	58
Total current deferred tax assets	3,301	1,634

Current deferred tax liabilities:
Other	(532)	(214)
Total current deferred tax liabilities	(532)	(214)

Net current deferred tax assets	$2,769	$1,420

Long-term deferred tax assets:
AMT and other credit carry-forwards	$1,800	$280
Warranty and other accrued expenses	153	243
Net operating loss carryforwards	8,009	12,223
Stock options	2,696	2,018
Other	1,050	392
Total long term asset	13,708	15,156
Valuation allowance	(142)	(3,074)
Net long-term deferred tax assets	13,566	12,082

Long-term deferred tax liability
Basis difference in property, plant and equipment	(961)	(849)
Basis difference in acquired intangible assets	(8,211)	(5,917)
Other	(5,044)	(1,678)
Total long-term deferred tax liabilities	(14,216)	(8,444)
Net long term deferred tax asset	(650)	3,638

Net deferred tax assets	$2,119	$5,058

The following are the net deferred tax assets and deferred tax liabilities by region at March 31, 2011 and 2010:

	2011	2010

Current deferred tax assets:
Domestic	$2,321	$1,278
Europe	664	(12)
Asia	316	368
Total	$3,301	$1,634

Non-current deferred tax assets:
Domestic	$7,179	$9,047
Europe	6,283	2,870
Asia	104	165
Total	13,566	12,082
Total deferred tax assets	$16,867	$13,716

Current deferred tax liabilities:
Domestic	$-	$-
Europe	(532)	(214)
Total current deferred tax liabilities	$(532)	$(214)

Non-current deferred tax liabilities:
Domestic	$(7,354)	$(2,606)
Europe	(6,549)	(5,522)
Asia	(313)	(316)
Total non-current deferred tax liabilities	(14,216)	(8,444)
Total deferred tax liabilities	(14,748)	(8,658)
Net deferred tax assets	$2,119	$5,058

At March 31, 2011 and 2010, the Company had a valuation allowance of $142 and $128, respectively, relating to the Hong Kong subsidiary because the Company does not project utilizing the existing deferred tax asset.  At March 31, 2010, our German subsidiary had cumulative losses over the past three years resulting in the 2009 non-cash charge to income tax expense for the German valuation allowance of $2,881 or approximately $0.20 per diluted share.  Based on recent improved results in Germany, including forecasts of future taxable income, management determined, based on weighing positive and negative evidence, that it was more likely than not that the deferred tax assets are realizable.  During fiscal year 2011, the Company recorded a reduction in income tax expense of approximately $2,890, or approximately $0.18 per diluted share with respect to the release of the valuation allowance on German deferred tax assets.  Approximately $500 of the valuation allowance release was for taxable income for the current taxable year.

The Company has U.S. federal and state net operating loss carry-forwards of approximately $8,062 and $16,559 at March 31, 2011 and 2010, respectively, which begin to expire in fiscal year 2022.  The Company has net operating loss carry-forwards in Germany of approximately $11,550, which are not subject to expiration. During the year ended March 31, 2011 and 2010, the Company realized approximately $3,535 and $1,058, respectively, in benefits from the net operating loss carryforwards. The Company has net operating loss carry-forwards in France of $8,720 and $7,526 at March 31, 2011 and 2010, respectively.  The Company has a federal AMT tax credit carry-forward of approximately $392, which does not expire, and French R&D tax credits of $1,050 at March 31, 2011 not subject to expiration.  The French tax credits are recorded as a non-current other assets and a reduction to R&D operating expenses.

The Company adopted the accounting provisions for uncertainty in income taxes effective April 1, 2007. The Company has historically applied the more-likely-than-not recognition threshold, and as a result, the implementation of accounting for uncertainty in income taxes did not have a material impact on the Company’s financial statements. The following is a reconciliation of the total amounts of unrecognized tax benefits for the year ended March 31, 2011:

Unrecognized tax benefits, April 1, 2010	$234
Decreases for tax positions related to prior years	(178)
Unrecognized tax benefits, March 31, 2011	$56

The unrecognized tax benefits of $56 at March 31, 2011, if recognized, would impact the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits. At March 31, 2011, the Company does not have liabilities for penalties and interest. During 2011, the Company recognized no amounts for penalties and interest.  The interest related to unrecognized tax benefits is recorded in “Interest expense” and penalties related to tax matters is recorded in “Operating expenses.”

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The additional tax years of 2005 through 2010 are subject to examination by China tax authorities.   In the U.S., additional tax years of 2009 though 2010 are subject to examination by the U.S. tax authorities.  In France, Germany, Switzerland and Ireland, up to four additional years are subject to examination by the respective tax authorities.

Based on the expiration of the statute of limitations for specific jurisdictions, there are no unrecognized tax benefit for positions previously taken expected to change in the next twelve months.

12. EARNINGS PER SHARE INFORMATION:

Basic per share information is computed based on the weighted-average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, less the shares that may be repurchased with the funds received from their exercise. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations for the years ended March 31, 2011, 2010 and 2009, respectively:

	Net income (Numerator)	Weighted Average Shares In thousands (Denominator)	Per-Share Amount
March 31, 2011:
Basic per share information	$28,175	14,692	$1.92
Effect of dilutive securities	-	644	(0.08)
Diluted per-share information	$28,175	15,336	$1.84

March 31, 2010:
Basic per share information	$5,916	14,498	$0.41
Effect of dilutive securities	-	188	(0.01)
Diluted per-share information	$5,916	14,686	$0.40

March 31, 2009:
Basic per share information	$5,279	14,465	$0.36
Effect of dilutive securities	-	110	-
Diluted per-share information	$5,279	14,575	$0.36

For the years ended March 31, 2011, 2010 and 2009, respectively, an aggregate of 1,709,960, 2,042,296 and 1,943,142 options, respectively, were excluded from the earnings per share calculation because their effect would be anti-dilutive.

13. STOCK OPTION PLANS:

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

At the Company’s Annual Shareholders’ meeting on September 22, 2010, the Company’s shareholders approved a new stock-based compensation plan, the 2010 Equity Incentive Plan (the “2010 Plan”).  With the adoption of the 2010 Plan, no further options may be granted under the Company’s other option plans.  The 2010 Plan permits the granting of incentive stock options, non-qualified stock options, and restricted stock units.  Subject to certain adjustments, the maximum number of shares of common stock that may be issued under the 2010 Plan in connection with awards is 1,600,000 shares.  A total of 443,442 options to purchase shares were outstanding at March 31, 2011 under the 2010 Plan.

The 2008 Equity Incentive Plan (“2008 Plan”) permitted the granting of incentive stock options, non-qualified stock options, and restricted stock units.  Subject to certain adjustments, the maximum number of shares of common stock that could have been issued under the 2008 Plan in connection with awards was 1,400,000 shares.  A total of 1,109,129, 1,238,414 and 525,988 options and awards to purchase shares were outstanding at March 31, 2011, 2010 and 2009, respectively, under the 2008 Plan.

Options to purchase up to 1,000,000 shares of common stock could have been eligible to be granted under the Company’s 2006 Stock Option Plan (‘2006 Plan’).  A total of 844,931, 945,338 and 970,542 options to purchase shares were outstanding at March 31, 2011, 2010 and 2009, respectively, under the 2006 plan.

On July 28, 2003, the Board of Directors adopted the Measurement Specialties, Inc. 2003 Stock Option Plan (“2003 Plan”), which was approved by shareholders at the 2003 Annual Meeting on September 23, 2003. Options to purchase up to 1,000,000 common shares could have been eligible to be granted under the 2003 Plan, and 403,564, 694,910 and 744,420 stock options were issued and outstanding at March 31, 2011, 2010, and 2009, respectively, under the 2003 Plan.

Options to purchase up to 1,500,000 shares of common stock could have been granted under the Company’s 1998 Stock Option Plan, (‘1998 Plan’) until its expiration on October 19, 2008.  A total of 72,200, 187,312 and 256,112 options to purchase shares were outstanding at March 31, 2011, 2010 and 2009, respectively, under the 1998 Plan.

Stock-option awards are priced based on the closing price of the Company’s common stock on the award date, generally vest over three to five year requisite service periods using a graded vesting schedule or subject to performance targets established by the compensation committee, and expire no later than ten years from the date of grant. Options may, but need not, qualify as ‘incentive stock options’ under section 422 of the Internal Revenue Code. Tax benefits are recognized upon nonqualified exercises and disqualifying dispositions of shares acquired by qualified exercises. There were no changes in the exercise prices of outstanding options, through cancellation and re-issuance or otherwise for 2011, 2010, or 2009. The number of shares remaining for future issuance under equity compensation plans totaled 1,222,016, 1,733,986 and 874,012, as of March 31, 2011, 2010, and 2009, respectively.

A summary of stock options and awards outstanding as of March 31, 2011 and changes during the twelve months then ended is presented below:

	Number of outstanding shares exercisable		Weighted-Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
March 31, 2010	3,065,184	1,606,224	16.42	21.18
Granted at market	526,517
Forfeited	9,947
Expired	(39,700)
Exercised	(688,682)
March 31, 2011	2,873,266	1,548,300	17.94	20.28

The aggregate intrinsic value of options outstanding at March 31, 2011, was $46,259 with a weighted-average remaining contractual life of 5.04 years and a weighted average exercise price of $17.94. Of these options outstanding, 1,548,300  were exercisable and 1,176,030 were expected to vest with aggregate intrinsic values of $21,270 and $22,056, respectively. The weighted-average contractual life of options exercisable and options expected to vest was 3.3 and 0.5 years, respectively. The weighted average exercise price of options exercisable and options expected to vest was $20.28 and $17.97, respectively. The following table provides information related to options exercised during the years ended March 31, 2011, 2010, and 2009:

	2011	2010	2009
Total intrinsic value	$-	$150	$323
Cash received upon exercise of options	11,433	172	276
Related tax benefit realized	749	-	10

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model (graded vesting schedule with traunche by traunche measurement and recognition of compensation cost) with the following weighted-average assumptions:

	Years ended March 31,
	2011	2010	2009
Dividend yield	-	-	-
Expected volatility	68.3%	63.4%	47.6%
Risk free interest rate	1.1%	2.1%	1.6%
Expected term after vesting (in years)	2.0	2.0	2.0
Weighted-average grant-date fair value	$13.01	$3.56	$1.96

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

At March 31, 2011, there was $5,993 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 1.17 years. The unrecognized compensation cost above is not adjusted for estimated forfeitures. Adjusted for estimated forfeitures, at March 31, 2011, there was $4,850 of unrecognized compensation cost related to share-based payments.

14. COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases certain property and equipment under non-cancelable operating leases expiring on various dates through March 2056. Expenses for leases that include escalated lease payments are recorded on a straight-line basis over that base lease period. Rent expense, including real estate taxes, insurance and maintenance expenses associated with net operating leases approximates $4,330 for 2011, $3,751 for 2010, and $4,915 for 2009. At March 31, 2011, total minimum rent payments under leases with initial or remaining non-cancelable lease terms of more than one year were:
	Years ending March 31,
	2012	2013	2014	2015	2016	Thereafter
Minimum operating lease rent payments	$3,930	$3,783	$3,557	$2,821	$2,067	$7,314

The Company is obligated under capital lease arrangements for certain equipment. At March 31, 2011 and 2010, the amount of equipment recorded in property and equipment under capital leases were $56 and $256, respectively.

Below is a schedule of future payments under capital leases:
	Years ending March 31,
	2012	2013	2014	2015	Total
Capital lease obligations	$39	17	-	$-	$56

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

Contingency:  Exports of technology necessary to develop and manufacture certain of the Company’s products are subject to U.S. export control laws and similar laws of other jurisdictions, and the Company may be subject to adverse regulatory consequences, including government oversight of facilities and export transactions, monetary penalties and other sanctions for violations of these laws. All exports of technology necessary to develop and manufacture the Company’s products are subject to U.S. export control laws. In certain instances, these regulations may prohibit the Company from developing or manufacturing certain of its products for specific end applications outside the United States. In late May 2009, the Company became aware that certain of its piezo products when designed or modified for use with or incorporation into a defense article are subject the International Traffic in Arms Regulations ("ITAR") administered by the United States Department of State. Certain technical data relating to the design of the products may have been exported to China without authorization from the U.S. Department of State.  As required by the ITAR, the Company conducted a thorough investigation into the matter.   Based on the investigation, the Company filed in December 2009 a final voluntary disclosure with the U.S. Department of State relating to that matter, as well as to exports and re-exports of other ITAR-controlled technical data and/or products to Canada, India, Ireland, France, Germany, Italy, Israel, Japan, the Netherlands, South Korea, Spain and the United Kingdom, which disclosure has since been supplemented.  In the course of the investigation, the Company also became aware that certain of its products may have been exported from France without authorization from the relevant French authorities.  The Company investigated this matter thoroughly.   In December 2009, it also voluntarily submitted to French customs authorities a list of products that may have required prior export authorization, which has since been supplemented to exclude certain products.  In addition, the Company has taken steps to mitigate the impact of potential violations, and we are in the process of strengthening our export-related controls and procedures. The U.S. Department of State and other regulatory authorities encourage voluntary disclosures and generally afford parties mitigating credit under such circumstances. The Company nevertheless could be subject to potential regulatory consequences related to these possible violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and/or criminal penalties.  It is not possible at this time to predict the precise timing or probable outcome of any potential regulatory consequences related to these possible violations.  The Company has incurred during fiscal 2011 and cumulatively approximately $32 and $566, respectively, in legal fees associated with the ITAR matters.

Acquisition Earn-Outs and Contingent Payments:  At March 31, 2011, the Company has sales performance based earn-out totaling $4,000 in connection with the Visyx acquisition, of which approximately $113 has been accrued as a liability since this portion of the established criteria is determinable and has been met.

15. SEGMENT INFORMATION:

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

Geographic information, excluding discontinued operations, for revenues based on country from which invoiced and long-lived assets based on country of location, which includes property, plant and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization follows:

	For the years ended March 31,
	2011	(As Adjusted) 2010	(As Adjusted) 2009
Net Sales:
United States	$98,113	$70,300	$89,557
France	45,901	36,179	28,110
Germany	18,061	15,209	15,375
Ireland	31,071	20,815	12,041
Switzerland	15,852	11,196	13,070
China	65,791	51,329	41,700
Total:	$274,789	$205,028	$199,853

Long Lived Assets:
United States	$9,079	$6,652	$7,551
France	9,086	7,940	7,860
Germany	3,540	2,334	2,253
Ireland	3,310	3,311	3,434
Switzerland	2,290	1,735	1,918
China	22,998	22,465	23,656
Total:	$50,303	$44,437	$46,672

16. CONCENTRATIONS:

Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing sites throughout the world and a large portion of its sales are generated in foreign currencies. A substantial portion of our revenues are priced in U.S. dollars, and most of our costs and expenses are priced in U.S. dollars, with the remaining priced in Chinese RMB, Euros and Swiss francs. Sales by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the United States dollar. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the U.S. dollar compared with that of our foreign customers’ currencies. The Company has generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s consolidated financial statements.

The following table details annual net sales invoiced from our facilities within the U.S. and outside of the U.S. and as a percentage of total net sales for the last three years, as well as net assets and the related functional currencies:

	For the years ended March 31,
	2011	2010 (As Adjusted)	2009 (As Adjusted)
Net sales:
U.S. facilities	$98,113	$70,300	$89,557
U.S. facilities % of sales	36%	34%	45%
Non-U.S. facilities	$176,676	$134,728	$110,296
Non-U.S. facilities % of sales	64%	66%	55%

Net assets:
U.S. dollar	$72,935	$61,234	$54,000
Chinese renminbi	26,817	14,862	22,419
Hong Kong dollar	78,829	75,301	61,588
Euro	26,530	14,998	18,273
Swiss franc	3,958	601	996

The Company is exposed to credit losses in the event of nonperformance by counter parties to its financial instruments. The Company places cash with various major financial institutions in the United States, Europe, Hong Kong, and China. Cash held in foreign institutions amounted to $14,757 and $15,035 at March 31, 2011 and 2010, respectively. The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy. Our emphasis is primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. Measurement Specialties (China) Ltd. and Measurement Specialties (Chengdu) Ltd are subject to certain Chinese government regulations, including currency exchange controls, which limit cash dividends and loans to MEAS (Asia) Limited and Measurement Specialties, Inc.

Accounts receivable are primarily concentrated in the United States and Europe. At March 31, 2011 and 2010, accounts receivable in the United States totaled $15,709 and $12,165, respectively, and accounts receivable in Europe totaled $20,705 and $14,358, respectively. To limit credit risk, the Company evaluates the financial condition and trade payment experience of customers to whom credit is extended. The Company does not require customers to furnish collateral, though certain foreign customers furnish letters of credit.  In addition, concentrations of credit risk arising from trade accounts receivable are limited due to the diversity of the Company’s customers.  Notwithstanding these efforts, the current distress in the global economy may increase the difficulty in collecting accounts receivable.

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

Our largest customer is a large U.S. OEM automotive supplier, and accounted for approximately 13% of our net sales during fiscal 2011, 16% of our net sales during fiscal 2010, and 14% of our net sales during fiscal 2009. No other customers accounted for more than 10% of sales during the fiscal years ended March 31, 2011, 2010, and 2009.  At March 31, 2011, the trade receivable with our largest customer was approximately $2,574.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Presented below is a schedule of selected quarterly operating results.
	First Quarter Ended June 30	Second Quarter Ended September 30	Third Quarter Ended December 31	Fourth Quarter Ended March 31
Year Ended March 31, 2011
Net sales	$61,170	$65,166	$71,687	$76,766
Gross profit	26,204	27,737	29,657	31,210
Net income	5,589	6,757	7,499	8,330
Earnings per share
EPS basic	0.38	0.46	0.51	0.57
EPS diluted	0.37	0.45	0.49	0.53
Year Ended March 31, 2010 (As Adjusted)
Net sales	$43,722	$47,939	$53,595	$59,772
Gross profit	15,650	17,273	21,268	24,444
Income (loss) from continuing operations, net of income taxes	(1,477)	68	3,264	4,202
Loss from discontinued operations	-	(125)	(16)	-
Net income (loss)	(1,477)	(57)	3,248	4,202
Earnings per share - continuing operations
EPS basic	(0.10)	-	0.22	0.29
EPS diluted	(0.10)	-	0.22	0.28
Loss per share - discontinued operations
EPS basic	-	(0.01)	-	-
EPS diluted	-	(0.01)	-	-

Earnings per share are computed independently for each of the quarters presented, on the basis described in Note 12. The sum of the quarters may not be equal to the full year earnings per share amounts. Fiscal 2011 includes a number of tax items recorded during the quarter ended December 31, 2010:  $2,890 income tax credit reducing income tax expense associated with the release of the valuation allowance on German deferred tax assets and $2,058 in additional income tax expense associated with the election to distribute certain undistributed earnings from the Company’s Irish subsidiary.  During the quarter ended March 31, 2011, the Company accrued approximately $677 in French research subsidies reducing selling, general and administrative expenses.  Fiscal 2010 includes a number of tax items recorded during the quarter ended September 30, 2009:  $1,100 in additional income tax expense associated with the election to distribute certain undistributed earnings from the Company’s Irish subsidiary; $651 income tax credit reducing income tax expense associated with the approval from the Swiss tax authorities reducing the Company’s tax rate in Switzerland; and $266 income tax benefit associated with an R&D tax deduction.  Additionally, during the quarter ended March 31, 2010, the Company recorded a $466 income tax benefit associated with the approval of High New Tech Enterprise from the Chinese tax authorities reducing the Company’s tax rate in China.  The Company recorded a tax provision for a valuation allowance of approximately $2,881 during the quarter ended March 31, 2009 for certain deferred tax assets associated with net operating loss carryforwards primarily at our German subsidiary.  During the quarter ended December 31, 2008, the Company reversed the accruals for bonus compensation plan and 401(k) match totaling $676, and the Company recorded an adjustment to income for $500 to increase inventory balances related to the Intersema acquisition.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 31, 2011, 2010, and 2009

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts Describe		Deductions- Describe		Balance at End of Period
Year ended March 31, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$464	$362	$-		$(112)	(a)	$714
Inventory allowance	3,763	1,044	330	(d)	(761)	(b)	4,376
Valuation allowance for deferred taxes	3,074	(2,890)	-		(42)	(e)	142
Warranty Reserve	208	308	90	(d)	(218)	(c)	388
Year ended March 31, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$898	$(250)	$-		$(184)	(a)	$464
Inventory allowance	3,489	1,140	-		(866)	(b)	3,763
Valuation allowance for deferred taxes	3,048	26	-		-		3,074
Warranty Reserve	256	116	-		(164)	(c)	208
Year ended March 31, 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$696	$714	$(43)	(d)	$(469)	(a)	$898
Inventory allowance	3,410	555	(11)	(d)	(465)	(b)	3,489
Valuation allowance for deferred taxes	167	2,881	-		-		3,048
Warranty Reserve	400	(59)	(8)	(d)	(77)	(c)	256

Notes:
(a) Bad debts written off, net of recoveries.
(b) Inventory sold or destroyed, production credit and foreign exchange.
(c) Costs of product repaired or replaced and foreign exchange
(d) Recorded as part of purchase accounting.
(e) Amounts written off against reserve.

S-1