Form 10-Q
period 2011-06-30
Measurement Specialties Inc
filed 2011-08-03
CIK 778734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTERLY PERIOD ENDED JUNE 30, 2011

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

           Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐.

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:  At July 26, 2011, the number of shares outstanding of the Registrant’s common stock was 15,173,880.

MEASUREMENT SPECIALTIES, INC.
FORM 10-Q
TABLE OF CONTENTS
JUNE 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,
(Amounts in thousands, except per share amounts)	2011	2010
Net sales	$77,184	$61,170
Cost of goods sold	44,776	34,966
Gross profit	32,408	26,204
Selling, general, and administrative expenses	22,059	18,633
Operating income	10,349	7,571
Interest expense, net	579	758
Foreign currency exchange loss (gain)	399	(81)
Equity income in unconsolidated joint venture	(137)	(108)
Other expense	47	27
Income before income taxes	9,461	6,975
Income tax expense	1,453	1,386
Net income	$8,008	$5,589

Earnings per common share - Basic:
Net income - Basic	$0.53	$0.38
Net income - Diluted	$0.50	$0.37

Weighted average shares outstanding - Basic	15,043	14,549
Weighted average shares outstanding - Diluted	16,028	15,097

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands)	June 30, 2011	March 31, 2011

ASSETS

Current assets:
Cash and cash equivalents	$28,379	$20,860
Accounts receivable trade, net of allowance for
doubtful accounts of $713 and $714, respectively	44,255	43,624
Inventories, net	54,750	52,212
Deferred income taxes, net	3,220	3,212
Prepaid expenses and other current assets	4,274	5,514
Other receivables	876	1,222
Assets held for sale	1,829	-
Total current assets	137,583	126,644

Property and equipment:
Property, plant and equipment, net	49,798	50,303
Goodwill	117,398	115,864
Acquired intangible assets, net	28,602	28,656
Deferred income taxes, net	2,845	2,883
Investment in unconsolidated joint venture	2,439	2,578
Other assets	3,254	2,838
Total assets	$341,919	$329,766

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	June 30, 2011	March 31, 2011

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$154	$171
Current portion of capital lease obligations	14	39
Current portion of promissory notes payable	3,002	2,713
Accounts payable	22,841	21,815
Accrued expenses	5,532	5,441
Accrued compensation	9,780	12,646
Income taxes payable	1,603	2,491
Deferred income taxes, net	492	444
Other current liabilities	3,236	2,752
Total current liabilities	46,654	48,512

Revolver	44,000	46,000
Long-term debt, net of current portion	20,899	20,901
Capital lease obligations, net of current portion	18	17
Deferred income taxes, net	3,242	3,532
Other liabilities	1,756	1,735
Total liabilities	116,569	120,697

Equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	-	-
Common stock, no par; 25,000,000 shares authorized; 15,134,817 shares
and 14,989,675 shares issued and outstanding	-	-
Additional paid-in capital	97,730	93,608
Retained earnings	109,317	101,309
Accumulated other comprehensive income	18,303	14,152
Total equity	225,350	209,069
Total liabilities and shareholders' equity	$341,919	$329,766

See accompanying notes to condensed consolidated financial statements.

 MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

				Accumulated		Compre-
	Shares of	Additional		Other		hensive
	Common	Paid-in	Retained	Comprehensive		Income
(Dollars in thousands)	Stock	Capital	Earnings	Income	Total	(Loss)
Balance, March 31, 2010	14,534,431	$85,338	$73,134	$8,524	$166,996
Comprehensive income:
Net income		-	5,589	-	5,589	$5,589
Currency translation adjustment			-	(3,996)	(3,996)	(3,996)
Comprehensive income						$1,593
Non-cash equity based compensation		691	-	-	691
Amounts from exercise of stock options	21,820	135	-	-	135
Balance, June 30, 2010	14,556,251	$86,164	$78,723	$4,528	$169,415

Balance, March 31, 2011	14,989,675	$93,608	$101,309	$14,152	$209,069
Comprehensive income:
Net income		-	8,008	-	8,008	$8,008
Currency translation adjustment		-	-	4,151	4,151	4,151
Comprehensive income						$12,159
Non-cash equity based compensation		1,245	-	-	1,245
Amounts from exercise of stock options	145,142	2,571	-	-	2,571
Tax benefit from exercise of stock options		306	-	-	306
Balance, June 30, 2011	15,134,817	$97,730	$109,317	$18,303	$225,350

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three months ended June 30,
(Amounts in thousands)	2011	2010
Cash flows from operating activities:
Net income	$8,008	$5,589
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,520	3,770
Gain on sale of assets	-	(5)
Non-cash equity based compensation	1,245	691
Deferred income taxes	(612)	516
Equity income in unconsolidated joint venture	(137)	(108)
Unconsolidated joint venture distributions	-	114
Net change in operating assets and liabilities:
Accounts receivable, trade	59	(3,118)
Inventories	(1,560)	(3,866)
Prepaid expenses, other current assets and other receivables	1,897	(1,313)
Other assets	(493)	114
Accounts payable	411	1,471
Accrued expenses, accrued compensation, other current and other liabilities	(2,663)	62
Income taxes payable	(733)	(495)
Net cash provided by operating activities	8,942	3,422
Cash flows from investing activities:
Purchases of property and equipment	(2,576)	(1,414)
Proceeds from sale of assets	-	39
Net cash used in investing activities	(2,576)	(1,375)
Cash flows from financing activities:
Borrowings from short-term debt, revolver and notes payable	-	42,746
Borrowings from long-term debt	-	20,000
Repayments of short-term debt, revolver, and capital leases	(2,027)	(53,609)
Repayments of long-term debt	(42)	(8,123)
Excess tax benefit from exercise of stock options	306	-
Payment of deferred financing costs	-	(1,409)
Proceeds from exercise of options and employee stock purchase plan	2,571	135
Net cash provided by (used in) financing activities	808	(260)

Net change in cash and cash equivalents	7,174	1,787
Effect of exchange rate changes on cash	345	(526)
Cash, beginning of year	20,860	23,165
Cash, end of period	$28,379	$24,426

Supplemental Cash Flow Information:
Cash paid or received during the period for:
Interest paid	$(511)	$(1,170)
Income taxes paid	(2,691)	(1,030)

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

Interim financial statements:  The information presented as of June 30, 2011 and for the three months ended June 30, 2011 and 2010 is unaudited, and reflects all adjustments (consisting only of normal recurring adjustments) which Measurement Specialties, Inc. (the “Company,” “MEAS,” or “we”) considers necessary for the fair presentation of the Company’s financial position as of June 30, 2011, the results of its operations for the three months ended June 30, 2011 and 2010, and cash flows for the three months ended June 30, 2011 and 2010. The Company’s June 30, 2011 condensed consolidated balance sheet information was derived from the audited consolidated financial statements for the year ended March 31, 2011, which are included as part of the Company’s Annual Report on Form 10-K.

The condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2011, which are included as part of the Company’s Annual Report on Form 10-K.

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

The Company accounts for its 50 percent ownership interest in Nikkiso-THERM (“NT”), a joint venture in Japan and the Company’s one variable interest entity (“VIE”), under the equity method of accounting. Under the equity method of accounting, the Company does not consolidate the VIE but recognizes its proportionate share of the profits and losses of the unconsolidated VIE.

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

Recently adopted accounting pronouncements:  In October 2009, the FASB issued new accounting standards for multiple-deliverable revenue arrangements. These new standards establish the accounting and reporting guidance for arrangements, including multiple revenue-generating activities, and provide amendments to the criteria for separating deliverables and measuring and allocating arrangement consideration to one or more units of accounting. The amendments also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The new accounting standards requirements were effective for fiscal years beginning after June 15, 2010, which is the Company’s 2012 fiscal year. Early adoption of the standard was permitted and various options for prospective or retroactive adoption were available. The Company adopted these new accounting standards effective April 1, 2011. The impact of these new requirements was not material to the Company’s results of operations or financial condition.

3. STOCK BASED COMPENSATION AND PER SHARE INFORMATION

Non-cash equity-based compensation expense for the three months ended June 30, 2011 and 2010 was $1,245 and $691, respectively. During the three months ended June 30, 2011, the Company granted a total of 19,778  restricted stock units from the 2010 Equity Incentive Plan (the “2010 Plan”). The estimated fair value of stock restricted stock units granted during the three months ended June 30, 2011 approximated $631, net of expected forfeitures and is being recognized over their respective vesting periods. During the three months ended June 30, 2011, the Company recognized $29 of expense related to these restricted stock units.

The Company has five share-based compensation plans for which equity awards are currently outstanding. These plans are administered by the compensation committee of the Board of Directors, which approves grants to individuals eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. The Chief Executive Officer can also grant individual awards up to certain limits as approved by the compensation committee. Awards are generally granted based on the individual’s performance. Terms for stock option awards include pricing based on the closing price of the Company’s common stock on the award date, and generally vest over three to five year requisite service periods using a graded vesting schedule or subject to performance targets established by the compensation committee. Shares issued under stock option plans are newly issued common stock. Readers should refer to Note 13 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 for additional information related to the five share-based compensation plans under which options are currently outstanding.

The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of equity-based awards with the following assumptions for the indicated periods.

	Three months ended June 30,
	2011	2010
Dividend yield	-	-
Expected volatility	74.1%	65.0%
Risk free interest rate	1.3%	2.1%
Expected term after vesting (in years)	2.0	2.0
Weighted-average grant-date fair value	$31.90	$8.24

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

During the three months ended June 30, 2011, 145,142 stock options were exercised yielding $2,571 in cash proceeds and excess tax benefit of $306 recognized as additional paid-in capital. At June 30, 2011, there was $4,281 of unrecognized compensation cost adjusted for estimated forfeitures related to share-based payments, which is expected to be recognized over a weighted-average period of approximately 1.15 years.

Per share information:  Basic and diluted per share calculations are based on net income (loss). Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, less the shares that may be repurchased with the funds received from their exercise. Outstanding awards relating to approximately 417,923 and 1,766,012 weighted shares were excluded from the calculation for the three months ended June 30, 2011 and 2010, respectively, as the impact of including such awards in the calculation of diluted earnings per share would have had an anti-dilutive effect.

The computation of the basic and diluted net income per common share is as follows:

	Net income (Numerator)	Weighted Average Shares in thousands (Denominator)	Per-Share Amount
Three months ended June 30, 2011:
Basic per share information	$8,008	15,043	$0.53
Effect of dilutive securities	-	985	(0.03)
Diluted per-share information	$8,008	16,028	$0.50

Three months ended June 30, 2010:
Basic per share information	$5,589	14,549	$0.38
Effect of dilutive securities	-	548	(0.01)
Diluted per-share information	$5,589	15,097	$0.37

4. INVENTORIES

Inventories are valued at the lower of cost or market (‘LCM’) using the first-in first-out method. Inventories and inventory reserves for slow-moving, obsolete and lower of cost or market exposures at June 30, 2011 and March 31, 2011 are summarized as follows:

	June 30, 2011	March 31, 2011
Raw Materials	$31,922	$30,608
Work-in-Process	11,295	10,330
Finished Goods	15,898	15,650
	59,115	56,588
Inventory Reserves	(4,365)	(4,376)
	$54,750	$52,212

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Property, plant and equipment are summarized as follows:

	June 30, 2011	March 31, 2011	Useful Life
Production equipment and tooling	$57,938	$55,295	3-10 years
Building and leasehold improvements	25,443	27,192	39 to 45 years or lesser of useful life or remaining term of lease
Furniture and equipment	15,422	14,783	3-10 years
Construction-in-progress	2,271	1,880
Total	101,074	99,150
Less: accumulated depreciation and amortization	(51,276)	(48,847)
	$49,798	$50,303

Total depreciation was $2,107 and $1,979 for the three months ended June 30, 2011 and 2010, respectively. Property and equipment included $32 and $56 in capital leases at June 30, 2011 and March 31, 2011, respectively.

6. ACQUISITIONS, GOODWILL IMPAIRMENT TESTING, ACQUIRED INTANGIBLES AND ASSETS HELD FOR SALE

Acquisitions:  The Company continually evaluates potential acquisitions that either strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into new and attractive business areas. The Company has completed a number of acquisitions that have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors, including the future earnings and cash flow potential of these businesses, and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the process by which the Company acquired the business, and the complementary strategic fit and resulting synergies these businesses bring to existing operations.

Goodwill balances presented in the consolidated balance sheets of foreign acquisitions are translated at the exchange rate in effect at each balance sheet date; however, opening balance sheets used to calculate goodwill and acquired intangible assets are based on purchase date exchange rates, except for earn-out payments, which are recorded at the exchange rates in effect on the date the earn-out is accrued. The following table shows the roll forward of goodwill reflected in the financial statements for the three months ended June 30, 2011:

Accumulated goodwill	$119,217
Accumulated impairment losses	(3,353)
Balance March 31, 2011	115,864
Attributable to 2008 acquisitions	35
Attributable to 2011 acquisitions	45
Effect of foreign currency translation	1,454
Goodwill impairment	-
Balance June 30, 2011	$117,398

The following briefly describes the Company’s acquisition from fiscal 2011 and any acquisition for which purchase price allocation remains preliminary or subject to earn-out contingencies, as well as the Intersema acquisition and related notes payable information.

Visyx:  Effective November 20, 2007, the Company acquired certain assets of Visyx Technologies, Inc. (Visyx”) based in Sunnyvale, California for $1,624 ($1,400 at close, $100 held-back to cover certain expenses, and $124 in acquisition costs). The Seller has the potential to receive up to an additional $2,000 in the form of a contingent payment based on successful commercialization of specified sensors prior to December 31, 2011, and an additional $9,000 earn-out based on a percentage of sales through calendar year 2011, of which $4,000 remains available at June 30, 2011. If these earn-out contingencies are resolved and meet established conditions, these amounts will be recorded as an additional element of the cost of the acquisition. In December 2010, the Company paid $2,000 in connection with the earn-out related to the successful commercialization of certain sensors, which was recorded as additional purchase price. Through June 30, 2011, approximately $148 of the sales based earn-out had been recorded as additional purchase price. The final resolution of the sales based contingencies is not determinable at this time, and accordingly, the Company’s purchase price allocation for Visyx is subject to these earn-out payments. Visyx has a range of sensors that measure fluid properties, including density, viscosity and dielectric constant, for use in heavy truck/off road engines and transmissions, compressors/turbines, refrigeration and air conditioning.

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

Pressure Systems, Inc.:  On September 8, 2010, the Company acquired all of the capital stock of Pressure Systems, Inc. (“PSI”), a sensor company based in Hampton, Virginia, for $25,037 ($25,000 in cash at close and approximately $37 paid after closing). PSI is a global leader in pressure sensing instrumentation for the aerospace industry and for water monitoring within operational and resource management applications. The water monitoring industry is large and a significant growth opportunity for the Company. Additionally, the Company expects to achieve cost synergies with the PSI business combination mainly through the consolidation of operations due to the close proximity of the acquisition to the Company’s existing Hampton facility. The transaction was funded from a combination of available cash on hand and borrowings under the Company’s Senior Secured Credit Facility.  PSI had annual aggregate sales of approximately $18,000 based on its most recently completed fiscal year ended October 31, 2009. For fiscal 2011, $11,603 of sales and $2,111 of net income were included in the Company’s consolidated financial statements, and transaction-related costs of approximately $176 were recorded as a component of selling, general and administrative expenses. For the three months ending June 30, 2011, approximately $4,035 of sales and approximately $883 of net income are included in the Company’s condensed consolidated financial statements. The Company’s preliminary purchase price allocation related to the PSI acquisition is as follows:

Assets:
Accounts receivable	$2,290
Inventory	2,017
Prepaid and other	88
Property and equipment	2,808
Other	56
Acquired intangible assets	8,770
Goodwill	13,597
29,626

Liabilities:
Accounts payable	737
Accrued expenses and other liabilities	607
Deferred income taxes	3,245
4,589
Total Purchase Price	$25,037

Assets held for sale: The Company completed the consolidation of the former PSI facility into the existing MEAS Hampton facility. At June 30, 2011, the PSI facility was no longer utilized for manufacturing and is held for sale. Accordingly, the former PSI facility is classified as an asset held for sale in the condensed consolidated balance sheet as of June 30, 2011, since it meets the held for sale criteria under the applicable accounting guidelines. The carrying value of the former PSI facility of $1,829, of which $635 represents land value, approximates fair value.

Acquired intangible assets:  In connection with all acquisitions, the Company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade-names, order backlogs and covenants-not-to-compete. The gross amounts and accumulated amortization, along with the range of amortizable lives, are as follows:

		June 30, 2011			March 31, 2011
	Weighted- Average Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	8	$37,916	$(18,654)	$19,262	$36,333	$(16,977)	$19,356
Patents	15	4,303	(1,679)	2,624	4,179	(1,585)	2,594
Tradenames	2	2,468	(2,441)	27	2,356	(2,294)	62
In-process research & development	Indefinite	230	-	230	230	-	230
Backlog	1	3,620	(3,620)	-	3,506	(3,506)	-
Covenants-not-to-compete	3	1,118	(1,045)	73	1,116	(1,035)	81
Proprietary technology	12	8,823	(2,437)	6,386	8,522	(2,189)	6,333
		$58,478	$(29,876)	$28,602	$56,242	$(27,586)	$28,656

Amortization expense for acquired intangible assets for the three months ended June 30, 2011 and 2010 was $1,318 and $1,177, respectively. Annual amortization expense for the years ending June 30 is estimated as follows:

Amortization
Year	Expense
2012	$4,495
2013	4,238
2014	3,493
2015	3,363
2016	3,331
Thereafter	9,682
$28,602

Pro forma Financial Data (Unaudited):  The following represents the Company’s pro forma consolidated income from continuing operations, net of income taxes, for the three months ended June 30, 2011 and 2010, based on purchase accounting information assuming the PSI acquisition occurred as of April 1, 2010, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had the acquired company been operated as part of the Company since April 1, 2010.

	Three months ended June 30,
	2011	2010
Net sales	$77,184	$66,735

Net income	$8,008	$5,736

Net income per share:
Basic	$0.53	$0.39
Diluted	0.50	0.38

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

Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing and operating sites throughout the world and a large portion of its sales are generated in foreign currencies. A substantial portion of the Company’s revenue is priced in U.S. dollars, and most of its costs and expenses are priced in U.S. dollars, with the remaining priced in Chinese RMB, Euros, and Swiss francs. Sales by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar. Accordingly, the competitiveness of its products relative to products produced locally (in foreign markets) may be affected by the performance of the U.S. dollar compared with that of our foreign customers’ currencies. Refer to Note 15, Segment Information, for details concerning net sales invoiced from our facilities within the U.S. and outside of the U.S., as well as long-lived assets. Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s consolidated financial statements.

During the first three months ended June 30, 2011, the RMB appreciated approximately 1.5% relative to the U.S. dollar. The RMB appreciated approximately 4% relative to the U.S. dollar during fiscal 2011, and did not appreciate during fiscal 2010. The Chinese government no longer pegs the RMB to the U.S. dollar, but established a currency policy letting the RMB trade in a narrow band against a basket of currencies. The Company has more expenses in RMB than sales (i.e., short RMB position), and as such, if the U.S. dollar weakens relative to the RMB, our operating profits will decrease. We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

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

The Company has a number of foreign currency exchange contracts in Asia in an attempt to hedge the Company’s exposure to the RMB. The RMB/U.S. dollar currency contracts have notional amounts totaling $10,800, with exercise dates through June 29, 2012 at average exchange rates of $0.1545 (RMB to U.S. dollar conversion rate). With the RMB/U.S. dollar contracts, for every 1% depreciation of the RMB, the Company would be exposed to approximately $108 in additional foreign currency exchange losses. Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in results of operations, not in other comprehensive income. To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

Fair values of derivative instruments not designated as hedging instruments are as follows:

	June 30,	March 31,
Financial position:	2011	2011	Location
Foreign currency exchange contracts - RMB	$108	$143	Other assets

The effect of derivative instruments not designated as hedging instruments on the statements of operations and cash flows for the three months ended June 30, 2011 and 2010 is as follows:

	Three months ended June 30,
Results of operations:	2011	2010	Location
Foreign currency exchange contracts - Euro	$-	$177	Foreign currency exchange loss
Foreign currency exchange contracts - RMB	(54)	(18)	Foreign currency exchange gain
Total	$(54)	$159

	Three months ended June 30,
Cash flows from operating activities: Source (Use)	2011	2010	Location
Foreign currency exchange contracts - Euro	$-	$(48)	Prepaid expenses, other assets (Accrued expenses, other liabilities)
Foreign currency exchange contracts - RMB	(91)	13	Prepaid expenses, other assets (Accrued expenses, other liabilities)
Total	$(91)	$(35)

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

As of June 30, 2011, the Company utilized the LIBOR based rate for $44,000 of the Revolving Credit Facility. The weighted average interest rate applicable to borrowings under the Revolving Credit Facility was approximately 2.2% at June 30, 2011. As of June 30, 2011, the outstanding borrowings on the Revolving Credit Facility, which is classified as non-current, were $44,000. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change. At June 30, 2011, the Company could have borrowed an additional $66,000.

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

The Company was in compliance with financial covenants at June 30, 2011.

Deferred financing costs:  Amortization of deferred financing costs totaled $95 and $614 for the three months ended June 30, 2011 and 2010, respectively. Approximately $585 of the deferred financing costs for the three months ended June 30, 2010 related to the write-off of the deferred financing costs associated with the previous credit facility. Annual amortization expense of deferred financing costs associated with the refinancing is estimated to be approximately $381.

Chinese credit facility:  On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co., Ltd (“CMB”).  The China Credit Facility permits MEAS China to borrow up to RMB 68,000 (approximately $10,500).  Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal. MEAS China has pledged its Shenzhen facility to CMB as collateral. The interest rate will be based on the London Inter-bank Offered Rate (“LIBOR”) plus a LIBOR spread, depending on the term of the loan when drawn. The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China. At June 30, 2011, MEAS China could borrow RMB 68,000 under the China Credit Facility.

European credit facility:  On July 21, 2010, the Company’s subsidiary in France (“MEAS Europe”) entered into a five year credit facility agreement (the “European Credit Facility”) with La Societe Bordelaise de Credit Industriel et Commercial (“CIC”). The European Credit Facility permits MEAS Europe to borrow up to €2,000 (approximately $2,800). Specific covenants include certain financial covenants for maximum leverage ratio and net debt to equity ratio, as well as customary limitations, compliance with laws and regulations, use of proceeds, and timely payment of interest and principal. MEAS Europe has pledged its Les Clayes-sous-Bois, France facility to CIC as collateral. The interest rate is based on the EURIBOR Offered Rate (“EURIBOR”) plus a spread of 1.8%. The EURIBOR interest rate will vary depending on the term of the loan when drawn. The purpose of the European Credit Facility is primarily to provide additional flexibility in funding operations of MEAS Europe. At June 30, 2011, there were no amounts borrowed against the European Credit Facility and MEAS Europe could borrow €2,000.

Promissory notes: In connection with the acquisition of Intersema Microsystems SA (“Intersema”), the Company issued 10,000 Swiss franc unsecured promissory notes (the “Intersema Notes”). At June 30, 2011, the Intersema Notes totaled $3,002, of which $3,002 was classified as current. The Intersema Notes are payable in four equal annual installments through January 15, 2012, and bear an interest rate of 4.5% per year.

Long-term debt and promissory notes:  Below is a summary of the long-term debt and promissory notes outstanding at June 30, 2011 and March 31, 2011:

	June 30,	March 31,
	2011	2011
Term notes at 5.70% due in full on June 1, 2015	$10,000	$10,000

Term notes at 6.15% due in full on June 1, 2017	10,000	10,000

Five year term-loan at prime or LIBOR plus 4.50% or 3.00%	-	-

Governmental loans from French agencies at no interest and payable based on R&D expenditures	1,053	1,008

Term credit facility with six French banks at an interest rate of 4%	-	64
	21,053	21,072
Less current portion of long-term debt	154	171
	$20,899	$20,901
4.5% promissory note payable in four equal annual installments through January 15, 2012	$3,002	$2,713
Less current portion of promissory notes payable	3,002	2,713
	$-	$-

The annual principal payments of long-term debt, promissory notes and revolver as of June 30, 2011 are as follows:

Year ended June 30,	Term	Other	Subtotal	Notes	Revolver / Short-term debt	Total
2012	$-	$154	$154	$3,002	$-	$3,156
2013	-	144	144	-	-	144
2014	-	288	288	-	44,000	44,288
2015	10,000	-	10,000	-	-	10,000
2016	-	467	467	-	-	467
Thereafter	10,000	-	10,000	-	-	10,000
Total	$20,000	$1,053	$21,053	$3,002	$44,000	$68,055

9. COMMITMENTS AND CONTINGENCIES:

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

Contingency:  Exports of technology necessary to develop and manufacture certain of the Company’s products are subject to U.S. export control laws and similar laws of other jurisdictions, and the Company may be subject to adverse regulatory consequences, including government oversight of facilities and export transactions, monetary penalties and other sanctions for violations of these laws. All exports of technology necessary to develop and manufacture the Company’s products are subject to U.S. export control laws. In certain instances, these regulations may prohibit the Company from developing or manufacturing certain of its products for specific end applications outside the United States. In late May 2009, the Company became aware that certain of its piezo products when designed or modified for use with or incorporation into a defense article are subject the International Traffic in Arms Regulations ("ITAR") administered by the United States Department of State. Certain technical data relating to the design of the products may have been exported to China without authorization from the U.S. Department of State. As required by the ITAR, the Company conducted a thorough investigation into the matter.  Based on the investigation, the Company filed in December 2009 a final voluntary disclosure with the U.S. Department of State relating to that matter, as well as to exports and re-exports of other ITAR-controlled technical data and/or products to Canada, India, Ireland, France, Germany, Italy, Israel, Japan, the Netherlands, South Korea, Spain and the United Kingdom, which disclosure has since been supplemented. In the course of the investigation, the Company also became aware that certain of its products may have been exported from France without authorization from the relevant French authorities. The Company investigated this matter thoroughly.   In December 2009, it also voluntarily submitted to French customs authorities a list of products that may have required prior export authorization, which has since been supplemented to exclude certain products. In addition, the Company has taken steps to mitigate the impact of potential violations, and we are in the process of strengthening our export-related controls and procedures. The U.S. Department of State and other regulatory authorities encourage voluntary disclosures and generally afford parties mitigating credit under such circumstances. The Company nevertheless could be subject to potential regulatory consequences related to these possible violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and/or criminal penalties. It is not possible at this time to predict the precise timing or probable outcome of any potential regulatory consequences related to these possible violations. The Company has incurred during fiscal 2012 and cumulatively approximately $3 and $569, respectively, in legal fees associated with the ITAR matters.

Acquisition Earn-Outs and Contingent Payments:  At June 30, 2011, the Company has a sales performance based earn-out totaling $4,000 in connection with the Visyx acquisition, of which approximately $148 has been recorded as  additional purchase price since this portion of the established criteria is determinable and has been met.

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

Geographic information for revenues based on country from which invoiced and long-lived assets based on country of location, which includes property, plant and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization follows:

	Three months ended June 30,
	2011	2010
Net Sales:
United States	$26,929	$20,512
France	13,511	9,922
Germany	5,567	4,139
Ireland	7,913	8,005
Switzerland	4,482	3,276
China	18,782	15,316
Total:	$77,184	$61,170

	June 30,	March 31,
	2011	2011
Long Lived Assets:
United States	$7,549	$9,079
France	9,126	9,086
Germany	3,555	3,540
Ireland	3,337	3,310
Switzerland	2,595	2,290
China	23,636	22,998
Total:	$49,798	$50,303

At June 30, 2011, approximately $13,149 of the Company’s cash is maintained in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations.

11. SUBSEQUENT EVENT:

On July 8, 2011, the Company acquired certain assets of Eureka Environmental, Inc. (“Eureka”), a sensor company based in Austin, Texas, for $2,250. The seller has the potential to receive additional amounts in the form of a contingent payment based on certain earnings thresholds through calendar 2013.  Eureka manufactures a range of multi-probe pressure sensors mainly used for monitoring water quality. The water monitoring industry is large and a significant growth opportunity for the Company. The transaction was funded from available cash on hand.  Eureka had annual aggregate sales of approximately $2,000 based on its most recently completed fiscal year.

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

•	Timely development, market acceptance and warranty performance of new products;

•	Changes in product mix, costs and yields;

•	Uncertainties related to doing business in Europe and China;

•	Legislative initiatives, including tax legislation and other changes in the Company’s tax position;

•	Legal proceedings;

•	Product liability, warranty and recall claims;

•	Compliance with debt covenants, including events beyond our control;

•	Conditions in the credit markets, including our ability to raise additional funds;

•	Adverse developments in the housing industry and other markets served by us; and

•	The risk factors listed from time to time in the reports we file with the SEC, including those described under “Item 1A. Risk Factors” in the Annual Report on Form 10-K.

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

The Company remains focused on creating long-term shareholder value through continued development of innovative technologies and strengthening our market position by expanding customer relationships. To accomplish this goal, we continue to take measures we believe will result in sales performance in excess of the overall market and generation of positive earnings before interest, tax, depreciation and amortization (“EBITDA”). A core tenant of our long-term strategy to increase profitability is to grow the size and scale of the Company in order to improve our leverage of SG&A expenses. Accordingly, our goal is to target a 20% EBITDA Margin (EBITDA as a percent of Net Sales). We have implemented aggressive actions that position the Company for future growth in sales and profitability, all of which we ultimately expect to translate to enhanced shareholder value. We believe we currently have one of the strongest product development pipelines in the history of the Company, which we expect to lay the foundation for future sales growth. Research and development will continue to play a key role in our efforts to maintain product innovations for new sales and to improve profitability. Our broad range of products and geographic diversity provide the Company with a variety of opportunities to leverage technology, products, manufacturing base and our financial performance.

On September 8, 2010, the Company completed its first acquisition in 18 months with the purchase of Pressure Systems, Inc. (“PSI”). On July 8, 2011, the Company acquired the assets of Eureka Environmental. Acquisitions remain a key component of the Company’s growth strategy, though there is no specific timetable for any acquisitions.

Trends

There are a number of trends that we expect to materially affect our future operating results, including improving global economic conditions with the resulting impact on our sales, profitability, and capital spending, changes in foreign currency exchange rates relative to the U.S. dollar, shifts in our overall effective tax rate, changes in our debt levels and applicable interest rates, and prices of raw materials and other costs, such as labor. Additionally, sales and results of operations could be impacted by additional acquisitions.

Overall, the Company expects moderate double-digit sales growth during 2012 as compared to 2011 with sales ranging from $311,000 to $317,000. We believe the majority of the improvement in our sales is due to improved overall demand and increased market penetration. A significant portion of our sales are driven by overall economic activity and not necessarily conditions in one particular industry, reflecting our high degree of geographic, industry and product diversity. In future periods, we expect the sensor market will continue to perform well relative to the overall economy as a result of the increase in sensor content in various products across most end markets in the U.S., Europe and Asia. Sensor content continues to increase at a faster rate than overall product unit growth, as OEMs add “intelligence” in products across most market verticals to promote improved energy efficiency and cleaner technologies, to meet regulatory compliance requirements and to improve user safety and convenience.

As detailed in the following graph, the Company continues to post consecutive quarters with higher net sales on a trailing quarter-to-quarter comparison. Economic conditions continue to be challenging and there is uncertainty as to the strength of the economic recovery with, among other factors, varying rates of economic recovery, the euro-zone debt crisis, high unemployment, weaknesses in the housing market, and the impact of the earthquake and tsunami in Japan.

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

Quarter Ended	Net Sales	Quarterly Adjusted EBITDA*	Quarterly Adjusted EBITDA* Margin	Income (Loss) from Continuing Operations	Interest	Foreign Currency Exchange Loss (Gain)	Depreciation and Amortization	Income Taxes	Share-based Compensation	Other*
6/30/2009	$43,722	$2,963	7%	$(1,477)	$1,168	$(536)	$3,730	$(522)	$600	$-
9/30/2009	$47,939	$5,540	12%	$68	$1,018	$(437)	$3,475	$448	$810	$158
12/31/2009	$53,595	$8,709	16%	$3,265	$905	$(64)	$3,630	$(191)	$865	$300
3/31/2010	$59,772	$9,633	16%	$4,202	$808	$50	$3,237	$317	$943	$76
6/30/2010	$61,170	$12,123	20%	$5,589	$758	$(81)	$3,770	$1,386	$691	$10
9/30/2010	$65,166	$13,018	20%	$6,757	$884	$277	$3,350	$1,175	$567	$8
12/31/2010	$71,687	$14,176	20%	$7,499	$753	$(63)	$4,106	$893	$974	$14
3/31/2011	$76,766	$15,691	20%	$8,330	$650	$305	$3,667	$1,383	$1,356	$-
6/30/2011	$77,184	$15,207	20%	$8,008	$579	$399	$3,520	$1,453	$1,245	$3
* - Adjusted EBITDA = Income from Continuing Operations before Interest, Foreign Currency Exchange Loss (Gain), Depreciation and Amortization, Income Taxes, Share-based Compensation and Other. Other represents legal fees incurred related to certain International Traffic in Arms Regulations matters. Adjusted EBITDA Margin = Adjusted EBITDA divided by Net Sales.

The primary factors that impact our costs of revenue include production and sales volumes, product sales mix, foreign currency exchange rates, especially with the Chinese RMB, changes in the price of raw materials and the impact of various cost control measures. We expect our gross margins during fiscal 2012 to range from approximately 40% to 42%, primarily reflecting stability in our product sales mix and overall volume of business, as well as assuming no significant appreciation in the value of the RMB relative to the U.S. dollar. Gross margins for certain quarters could be outside this expected range based upon a number of possible factors. Gross margins have trended down over the past several years, largely due to unfavorable product sales mix (both in terms of organic growth and acquired sales) and the impact of the increase in the value of the RMB relative to the U.S. dollar. However, our gross margins increased in fiscal 2011 as compared to the prior year mainly because of the increase in overall volume of business after the recession. As with all manufacturers, our gross margins are sensitive to the overall volume of business (i.e., economies of scale) in that certain costs are fixed, in addition to favorable overhead absorption with higher than normal production volumes and the corresponding capitalization of certain production costs in inventory. Since our overall level of business increased in fiscal 2011, our gross margins and overall level of profits increased accordingly. We expect continued pressures on our gross margins given our expectation that costs, including raw material and labor costs, will increase. During the months ended June 30, 2011, the RMB appreciated approximately 1.5%, and during fiscal 2011, the RMB appreciated approximately 4.0% relative to the U.S. dollar. There are indications this trend may continue in the near term. We estimate in 2012 for every 1% increase in the value of the RMB relative to the U.S. dollar, our gross margins decline by approximately $200.

Total selling, general and administrative expense (“Total SG&A”) as a percentage of net sales was lower in fiscal 2011 as compared to the prior year, mainly reflecting our ability to successfully leverage our SG&A expense by growing sales at a higher rate than SG&A expenses. As a percent of sales, Total SG&A was 28.6% and 34.1% in fiscal years 2011 and 2010, respectively. During the three months ended June 30, 2011, Total SG&A as a percent of sales was approximately 28.6%. We are expecting in 2012 a decrease in our SG&A as a percentage of net sales mainly due to higher sales, which is expected to be partially offset by continued investment in R&D for new programs and higher non-cash equity based compensation.

Amortization of acquired intangible assets and deferred financing costs increased over the past two years mainly due to the acquisitions of PSI in 2011 and Atexis and FGP in 2009 (the “2009 Acquisitions”). Amortization is disproportionately loaded more in the initial years of the acquisition, and therefore amortization expense is higher in the quarters immediately following a transaction, and declines in later years based on how various intangible assets are valued and the differing useful lives for which the respective intangible assets are amortized. For example, backlog is amortized over 1 year and patents are amortized over a weighted average life of 16 years.  Amortization of acquired intangible assets is expected to decrease in fiscal 2012 as compared to fiscal 2011, assuming no new acquisitions.

In addition to the margin exposure as a result of the depreciation of the U.S. dollar relative to the RMB, the Company also has foreign currency exchange exposures related to balance sheet accounts. When foreign currency exchange rates fluctuate, there is a resulting revaluation of assets and liabilities denominated and accounted for in foreign currencies other than the subsidiary’s functional currency. Foreign currency exchange (“fx”) losses or gains due to the revaluation of local subsidiary balance sheet accounts with realized and unrealized fx transactions increased sharply in recent years, because of, among other factors, volatility of foreign currency exchange rates. For example, our Swiss company, which uses the Swiss franc as its functional currency, holds cash denominated in foreign currencies (U.S. dollar and Euro). As the Swiss franc appreciates against the U.S. dollar and/or Euro, the cash balances held in those denominations are devalued when stated in terms of Swiss francs. These fx transaction gains and losses are reflected in our “Foreign Currency Exchange Gain or Loss.” Aside from cash, our foreign entities generally hold receivables and payables in foreign currencies. We recorded net fx losses of $439 in 2011 and net fx gains of $987 in 2010. During the three months ended June 30, 2011, the Company recorded net fx losses of $399 .The Company’s operations outside of the U.S. and the volume of business denominated in other currencies have expanded over the years from acquisitions. We expect to see continued fx losses or gains associated with volatility of foreign currency exchange rates.

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

Our overall effective tax rate will continue to fluctuate as a result of the allocation of earnings among the various taxing jurisdictions in which we operate and their varying tax rates. This is particularly challenging due to the different timing and rates of economic growth around the world. We expect our 2012 overall estimated effective tax rate without discrete tax adjustments to range from approximately 22% to approximately 24%, an increase as compared to the prior year. The increase in the estimated overall effective tax rate mainly reflects the shift of taxable earnings to tax jurisdictions with higher tax rates. The overall estimated effective tax rate is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely, but are subject to change.

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

The Company plans to continue investing in various capital projects and capital spending in 2012 is expected to approximate $13,000. This increase in capital spending as compared to last year mainly reflects investments in new programs to generate new sales.

Assets held for sale: With the purchase of PSI, the Company acquired an additional facility in Hampton, Virginia. The Company completed the consolidation of the former PSI facility into the existing MEAS Hampton facility. At June 30, 2011, the PSI facility was no longer utilized for manufacturing and is held for sale. Accordingly, the former PSI facility is classified as an asset held for sale since it meets the held for sale criteria under the applicable accounting guidelines. The carrying value of the former PSI facility of $1,829, of which $635 represents land, approximates fair value less cost to sell.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE MONTHS ENDED JUNE 30, 2010

The following table sets forth certain items from operations in our condensed consolidated statements of operations for the three months ended June 30, 2011 and 2010, respectively:

	Three months ended June 30,			Percent
	2011	2010	Change	Change
Net sales	$77,184	$61,170	$16,014	26.2
Cost of goods sold	44,776	34,966	9,810	28.1
Gross profit	32,408	26,204	6,204	23.7
Operating expenses:
Selling, general, and administrative	19,401	16,151	3,250	20.1
Non-cash equity based compensation	1,245	691	554	80.2
Amortization of acquired intangibles and deferred financing costs	1,413	1,791	(378)	(21.1)
Total selling, general and administrative expenses	22,059	18,633	3,426	18.4
Operating income	10,349	7,571	2,778	36.7
Interest expense, net	579	758	(179)	(23.6)
Foreign currency exchange loss (gain)	399	(81)	480	(592.6)
Equity income in unconsolidated joint venture	(137)	(108)	(29)	26.9
Other expense	47	27	20	74.1
Income before income taxes	9,461	6,975	2,486	35.6
Income tax expense	1,453	1,386	67	4.8
Net income	$8,008	$5,589	$2,419	43.3

Net sales: For the three months ended June 30, 2011, net sales totaled $77,184, a record quarter for the Company, and represented an increase of  $16,014 or 26.2% over the same period last year. Organic sales, defined as net sales excluding sales attributed to the PSI acquisition of $4,035, increased $11,979 or 19.6%. Sales increases were in all sensor product lines, except optical and piezo, with the largest increases in pressure, position and temperature. The overall increase in sales is mainly due to new sales from broader product adoptions and new programs, as well as the continued impact of generally positive global economic conditions. We expect the sensor market to continue to perform well relative to the overall economy as a result of the increase in sensor content in various products across most end markets in the U.S., Europe and Asia. Sensor content continues to increase at a faster rate than overall product unit growth, as OEMs add “intelligence” in products across most market verticals to promote improved energy efficiency and cleaner technologies, to meet regulatory compliance requirements and to improve user safety and convenience.

Contributing to the increase in sales was a translation increase in sales resulting from changes in foreign currency exchange rates. If the average U.S. dollar / Euro exchange rate had not changed during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, the Company’s net sales would have been lower by approximately $3,131. Since a portion of the Company’s sales are denominated in Euros and translated into U.S. dollars, there can be a translation decrease or a translation increase in the Company’s net sales depending on changes in exchange rates. The U.S. dollar depreciated relative to the Euro in comparing average exchange rates for the three months ended June 30, 2011 to the three months ended June 30, 2010. For example, €1,000 is translated to $1,439 based on the three month average exchange rate ended June 30, 2011, but the same €1,000 is translated to $1,272 using three month average exchange rate ending June 30, 2010.

Gross margin:  Gross margin (gross profit as a percent of net sales) decreased to approximately 42.0% from approximately 42.8%. The decrease in gross margin is mainly due to increases in material costs and wages, as well as product sales mix and the appreciation of the RMB. Partially offsetting the decreases in gross margin was the increase in overall volume of business (i.e., economies of scale) in that certain costs are fixed, as well as favorable absorption of overhead with higher than normal production volumes and the corresponding capitalization of certain  production costs in inventory. During the first three months of fiscal 2012, the RMB appreciated approximately 1.5% relative to the U.S. dollar. This translates to a decrease in profits of approximately $300 based on an estimate decrease in our operating income of approximately $200 for every 1% appreciation of the RMB against the U.S. dollar.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability and cost of raw materials, foreign currency exchange rates, and other factors.

Selling, general and administrative: Overall, total selling, general and administrative (“SG&A”) expenses increased $3,426 or 18.4% to $22,059. Organic SG&A costs, defined as total SG&A excluding SG&A costs associated with the PSI acquisition of $1,066, increased $2,360 or 12.7%. The increase in organic SG&A mainly reflects increases in research and development costs and higher compensation costs, including wages and non-cash equity based compensation, which were partially offset by the decrease in amortization of intangible assets. The increases in research and development costs is mostly due to the Company’s continued investment in new programs, and the increase in compensation reflects, among other things, higher headcount and higher compensation levels as part of the Company’s overall growth.

Total SG&A expenses as a percent of net sales decreased to 28.6% from 30.5%. The decrease in total SG&A as a percent of net sales is due to improved leverage with costs increasing at a lower rate than net sales.

Non-cash equity based compensation:  Non-cash equity based compensation increased $554 to $1,245. The increase in non-cash equity based compensation is mainly due to a higher grant-date fair value assigned to options granted during the prior fiscal year. The grant-date fair value is calculated using the Black-Scholes-Merton option-pricing valuation model which is based on a number of variables, including share price, expected volatility, expected term and risk free interest rate. The higher fair value mainly reflects the increase in the Company’s share price. Total compensation cost related to share based payments not yet recognized totaled $4,281 at June 30, 2011, which is expected to be recognized over a weighted average period of approximately 1.15 years.

Amortization of acquired intangible assets and deferred financing costs:  Amortization of acquired intangible assets and deferred financing costs decreased $378 to $1,413 as compared to $1,791 the same period last year. The decrease in amortization expense is mainly because of the prior year write-off of $585 in deferred financing costs associated with the previous credit facility, which was partially offset by the increase in amortization associated with the PSI acquisition.

Interest expense, net: Interest expense decreased $179 to $579 from $758. The decrease in interest expense is primarily due to the decreases in average interest rates and average outstanding debt. Interest rates declined to approximately 3.5% for the three months ended June 30, 2011 from about 4.38% the same period last year. The decrease in interest rates mainly reflects the improved pricing for a full quarter with the new Senior Secured Credit Facility. Total consolidated average outstanding debt decreased to approximately $70,033 for the three months ended June 30, 2011 as compared to $71,885 for the three months ended June 30, 2010, mainly reflecting payments to reduce debt and no borrowings to fund the acquisitions.

Foreign currency exchange gains and losses:  Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates with, among other things, the revaluation of balance sheet accounts and foreign currency contracts. When foreign currency exchange rates fluctuate, there is a resulting revaluation of assets and liabilities denominated and accounted for in foreign currencies other than the business’ functional currency. For example, our Irish subsidiary, which uses the Euro as its functional currency, holds cash denominated in foreign currencies, including the U.S. dollar. As the Euro appreciates against the U.S. dollar, the cash balances held in other denominations are devalued when stated in terms of Euro, resulting in a foreign currency exchange loss.

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

Income Taxes: Income tax expense for the three months ended June 30, 2011 increased $67 to $1,453 from $1,386 for the corresponding period last year.  The increase in income tax expense is primarily due to the increase in the estimated annual effective tax rate (“estimated ETR”) and the generation of higher profits before taxes during the current period as compared to the same period last year, which was partially offset by a discrete non-cash income tax credit adjustment.

The Company’s overall effective tax rate (income tax expense divided by income before income taxes) for the three months ended June 30, 2011 was approximately 15%, as compared to approximately 20% the same period last year. Income tax expense during interim periods is based on an estimated ETR. The estimated ETR without discrete items for fiscal 2012 is approximately 22%, as compared to 15% estimated ETR without discrete items for the three months ended June 30, 2010. The increase in the estimated annual effective tax rate without discrete adjustments mainly reflects a higher proportion of taxable income in tax jurisdictions with higher tax rates, including the U.S. and Germany. The overall estimated ETR is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely and are subject to change.

During the three months ended June 30, 2011, the Company recorded a discrete non-cash income tax credit adjustment of $612 for the remeasurement of the net deferred tax liabilities in Switzerland resulting from a decrease in Swiss tax rates. The regional tax rate, or also referred to as the “cantonal” tax rate, for the Company’s subsidiary in Switzerland will decrease from 20% to 10% over the next five years.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $28,379 at June 30, 2011, an increase of $7,519 as compared to March 31, 2011, reflecting, among other factors, the higher cash flows generated from operating activities and proceeds from stock-option exercises, which were partially offset by purchases of property, plant and equipment and debt payments.

The following compares the primary categories of the consolidated statement of cash flows for the three months ended June 30, 2011 and 2010:

	Three months ended June 30,
	2011	2010	Change

Net cash provided by operating activities	$8,942	$3,422	$5,520

Net cash used in investing activities	(2,576)	(1,375)	(1,201)

Net cash provided by (used in) financing activities	808	(260)	1,068

Effect of exchange rate changes on cash	345	(526)	871

Net change in cash and cash equivalents	$7,519	$1,261	$6,258

A key source of the Company’s liquidity is its ability to generate positive operating cash flows.  The Company continues to generate positive operating cash flows.  Cash flows provided by operating activities increased $5,520 to $8,942.  The increase in operating cash flows is mainly due to the $4,423 increase in cash flows from operating working capital (changes in trade accounts receivables, inventory and accounts payable) and the $2,419 increase in net income.  The two largest drivers of the increase in cash flows from operating working capital in comparing the current period to the prior period are with trade receivables and inventory.  The current period net change in accounts receivable was a decrease of $59, as compared to an increase of $3,118 for the same period last year.  The number of days sales outstanding (“DSO”) in receivables as of June 30, 2011 increased to 52 days, an increase of 6 days as compared to June 30, 2010.  DSO is a non-GAAP financial measure and is calculated as follows:  ((trade receivables / quarterly net sales annualized)*360) or (($44,255 / ($77,184 X 4))*360).  The increase in DSO reflects, among other factors, extended terms associated with new programs and provided to certain key customers.  The net increases in inventory for the current and prior periods were $1,560 and $3,866, respectively.  The number of inventory turns changed slightly to approximately 3.3 turns from approximately 3.2.  The number of inventory turns is also a non-GAAP financial measure and is calculated as follows:  (quarterly cost of goods sold annualized / inventory) or (($44,776 X 4) / $54,750).  The decrease in accrued expenses and accrued compensation mainly reflects the payment of annual incentive compensation, which was higher this year as compared to the previous year because of improved financial results.  The decrease in income tax payable mainly reflects payments, and the increase in income tax payments during the current period as compared to the same period last year is due to higher levels of taxable income.

Net cash used in investing activities for the three months ended June 30, 2011 was $2,576 as compared to $1,375 for the corresponding period last year. There were no significant cash outlays for business acquisitions during either the first quarter of fiscal 2012 or the first quarter of fiscal 2011. The increase in capital expenditures primarily reflects the purchase of equipment for the manufacturing of new products and programs.

Net cash provided by financing activities for the three months ended June 30, 2011 totaled $808, as compared to $260 in net cash used in financing activities the same period last year. The Company’s credit facilities are mainly utilized to fund acquisitions and there were no acquisitions during either the first quarter of fiscal 2012 or the first quarter of fiscal 2011. During the three months ended June 30, 2011, the Company made approximately $2,069 in revolver and other debt payments. Offsetting the revolver and debt payments were the proceeds from the exercise of stock-options and the related excess tax benefit from exercise of stock options. Proceeds from the exercise of stock-options totaled $2,571, mainly reflecting more employees exercising options due to the increase in the Company’s share price.

The effect of exchange rate changes on cash is the translation decrease or increase in cash due to the fluctuation of foreign currency exchange rates. For example, €1,000 is translated to $1,410 based on exchange rates at March 31, 2011, but the same €1,000 is translated to $1,439 using exchange rates at June 30, 2011. The increase in cash for the current year impact of exchange rate changes is primarily due to the depreciation of the U.S. dollar relative to the RMB and Swiss franc. The prior year decrease in cash from the effect of exchange rate changes is mainly due to the appreciation of the U.S. dollar relative to the Euro.

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

As of June 30, 2011, the Company utilized the LIBOR based rate for $44,000 of the Revolving Credit Facility. The weighted average interest rate applicable to borrowings under the Revolving Credit Facility was approximately 2.2% at June 30, 2011. As of June 30, 2011, the outstanding borrowings on the Revolving Credit Facility, which is classified as non-current, were $44,000. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change. At June 30, 2011, the Company could have borrowed an additional $66,000.

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

The Company was in compliance with financial covenants at June 30, 2011.

China credit facility:  On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co. Ltd (“CMB”).  The China Credit Facility permits MEAS China to borrow up to RMB 68,000 (approximately $10,500).  Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal. MEAS China has pledged its Shenzhen facility to CMB as collateral. The interest rate is based on the London Inter-bank Offered Rate (“LIBOR”) plus a LIBOR spread, depending on the term of the loan when drawn. The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China. At June 30, 2011, there were no amounts borrowed against the China Credit Facility and MEAS China could borrow RMB 68,000.

European credit facility: On July 21, 2010, the Company’s subsidiary in France (“MEAS Europe”) entered into a five year credit facility agreement (the “European Credit Facility”) with La Societe Bordelaise de Credit Industriel et Commercial (“CIC”). The European Credit Facility permits MEAS Europe to borrow up to €2,000 (approximately $2,600).   Specific covenants include specific financial covenants for maximum leverage ratio and net debt to equity ratio, as well as customary limitations, compliance with laws and regulations, use of proceeds, and timely payment of interest and principal. MEAS Europe has pledged its Les Clayes-sous-Bois, France facility to CIC as collateral. The interest rate is based on the EURIBOR Offered Rate (“EURIBOR”) plus a spread of 1.8%. The EURIBOR interest rate will vary depending on the term of the loan when drawn. The purpose of the European Credit Facility is primarily to provide additional flexibility in funding operations of MEAS Europe. At June 30, 2011, there were no amounts borrowed against the European Credit Facility and MEAS Europe could borrow €2,000.

Promissory notes:  In connection with the acquisition of Intersema Microsystems SA (“Intersema”), the Company issued 10,000 Swiss franc unsecured promissory notes (the “Intersema Notes”). At June 30, 2011, the Intersema Notes totaled $3,002, all of which was classified as current. The Intersema Notes are payable in four equal annual installments through January 15, 2012, and bear an interest rate of 4.5% per year.

Acquisition earn-outs and contingent payments: In connection with the Visyx acquisition, the Company has a sales performance based earn-out totaling $4,000. At June 30, 2011, the Company has recorded approximately $148 as additional purchase price for the sales based earn-out related to Visyx, since the related sales based targets had been achieved.

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

At June 30, 2011, we had approximately $28,379 of available cash and approximately $66,000 of borrowing capacity, after considering the limitations set on the Company’s total leverage under the revolving credit facility. This cash balance includes cash of $13,149 in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations. The Company’s cash balances are generated and held in numerous locations throughout the world, including substantial amounts held outside the United States. The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed. Wherever possible, cash management is centralized and intra-company financing is used to provide working capital to the Company’s operations. Cash balances held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted or prohibited by local laws. Where local restrictions prevent an efficient intra-company transfer of funds, the Company’s intent is that cash balances would remain in the foreign country and it would meet United States liquidity needs through ongoing cash flows, external borrowings, or both.

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

INFLATION:  We compete on the basis of product design, features, and value. Accordingly, our prices generally have kept pace with inflation, notwithstanding that inflation in the countries where our subsidiaries are located has been consistently higher than inflation in the United States. We have recently experienced increases in materials and labor costs, and as a result, we suffered pressure on our margins.

OFF BALANCE SHEET ARRANGMENTS:  We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance, special purpose entities or variable interest entities which are often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company does have an unconsolidated joint venture in Japan, N-T, which is not considered to be a special purpose entity or variable interest entity for the purposes of facilitating off-balance sheet arrangements or such limited purposes. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.

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

AGGREGATE CONTRACTUAL OBLIGATIONS:  As of June 30, 2011, the Company’s contractual obligations, including payments due by period, are as follows:

Contractual Obligations:	Payment due by period
	Total	1 year	2-3 years	4-5 years	> 5 years
Long-term debt obligations	$68,055	$3,156	$44,432	$10,467	$10,000
Interest obligation on long-term debt	8,112	2,313	4,407	1,052	340
Capital lease obligations	32	14	18	-	-
Operating lease obligations	23,122	4,139	7,418	4,682	6,883
Purchase obligations	14,369	10,543	1,826	1,000	1,000
Other long-term obligations*	592	398	194	-	-
Total	$114,282	$20,563	$58,295	$17,201	$18,223

* Other long-term obligations on the Company’s balance sheet under GAAP primarily consist of obligations under warranty polices, foreign currency contracts and tax liabilities. The timing of cash flows associated with these obligations is based upon management’s estimate over the terms of these arrangements and are largely based on historical experience.

The above contractual obligation table excludes certain contractual obligations, such as earn-outs related to acquisitions or possible severance payments to certain executives, since these contractual commitments are not accrued as liabilities at June 30, 2011 or otherwise indeterminable. These contractual obligations are accrued as liabilities when the respective contingencies are determinable or achieved.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes to our market risk since March 31, 2011, except for an increase in the notional amount of RMB/U.S. dollar forward currency contracts. For a discussion of market risk affecting us, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended March 31, 2011.

The Company has entered into a number of foreign currency exchange contracts in China in an attempt to hedge the Company’s exposure to the RMB. The RMB/U.S. dollar currency contracts have gross notional amounts totaling $10,800 with exercise dates through June 2012 at an average exchange rate of $0.1545 (RMB to U.S. dollar conversion rate). With these RMB/U.S. dollar contracts, for every 1% depreciation of the RMB or a 1% appreciation of the RMB, the Company would be exposed to an additional fx gains and losses, respectively, of approximately $108. Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in the results of operations, not in other comprehensive income.

ITEM 4. CONTROLS AND PROCEDURES

(Amounts in thousands)

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer with the participation of management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

 (b) Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2011, management did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s evaluation of the Company’s internal controls and procedures as of June 30, 2011 excluded the evaluation of internal controls for the Company’s recent acquisition, Pressure Systems, Inc. At June 30, 2011, Pressure Systems, Inc. represented approximately $28,211 in total assets and $4,035 in net sales for the three months ended June 30, 2011.

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

ITEM 1A. RISK FACTORS

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present.  Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2011 describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our results of operations and our financial condition.  We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual report on Form 10-K for the year ended March 31, 2011.

ITEM 6. EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Measurement Specialties, Inc. (Registrant)

Date: August 3, 2011	By:	/s/ Frank D. Guidone
Frank D. Guidone President, Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2011	By:	/s/ Mark Thomson
Mark Thomson Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1	Amended and Restated Measurement Specialties, Inc. 2006 Employee Stock Purchase Plan

10.2
First Amendment to Credit Agreement dated June 1, 2010 by and among Measurement Specialties, Inc., the US Credit Parties signatory thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Bank of America, N.A., HSBC Bank USA, N.A., Branch Banking and Trust Company and Credit Industriel et Commercial

10.3
First Amendment to Note Purchase and Private Shelf Agreement dated June 1, 2010 by and among Measurement Specialties, Inc. and the other Credit Parties signatory hereto, THE PRUDENTIAL INSURANCE COMPANY OF AMERICA and the other holders of Notes

31.1	Certification of Frank D. Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Mark Thomson required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Frank D. Guidone and Mark Thomson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350