Form 10-Q
period 2011-09-30
Measurement Specialties Inc
filed 2011-11-02
CIK 778734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:  At October 26, 2011, the number of shares outstanding of the Registrant’s common stock was 15,024,199.

MEASUREMENT SPECIALTIES, INC.
FORM 10-Q
TABLE OF CONTENTS
SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Six months ended September 30,
(Amounts in thousands, except per share amounts)	2011	2010	2011	2010
Net sales	$73,243	$65,166	$150,428	$126,336
Cost of goods sold	43,203	37,429	87,980	72,395
Gross profit	30,040	27,737	62,448	53,941
Selling, general, and administrative expenses	21,816	18,679	43,876	37,312
Operating income	8,224	9,058	18,572	16,629
Interest expense, net	548	884	1,126	1,642
Foreign currency exchange loss (gain)	(378)	277	20	197
Equity income in unconsolidated joint venture	(235)	(142)	(372)	(249)
Other expense	3	107	51	133
Income before income taxes	8,286	7,932	17,747	14,906
Income tax expense	1,630	1,175	3,083	2,561
Net income	$6,656	$6,757	$14,664	$12,345

Earnings per common share - Basic:
Net income - Basic	$0.44	$0.46	$0.97	$0.85
Net income - Diluted	$0.42	$0.45	$0.92	$0.82

Weighted average shares outstanding - Basic	15,093	14,569	15,068	14,561
Weighted average shares outstanding - Diluted	15,910	15,127	15,969	15,112

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands)	September 30, 2011	March 31, 2011

ASSETS

Current assets:
Cash and cash equivalents	$26,980	$20,860
Accounts receivable trade, net of allowance for doubtful accounts of $725 and $714, respectively	44,581	43,624
Inventories, net	56,495	52,212
Deferred income taxes, net	1,795	3,212
Prepaid expenses and other current assets	5,430	5,514
Other receivables	799	1,222
Assets held for sale	1,829	-
Total current assets	137,909	126,644

Property, plant and equipment, net	48,605	50,303
Goodwill	138,937	115,864
Acquired intangible assets, net	47,726	28,656
Deferred income taxes, net	2,471	2,883
Investment in unconsolidated joint venture	2,810	2,578
Other assets	3,764	2,838
Total assets	$382,222	$329,766

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	September 30, 2011	March 31, 2011

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$105	$171
Current portion of capital lease obligations	42	39
Current portion of promissory notes payable	2,786	2,713
Accounts payable	22,331	21,815
Accrued expenses	6,996	5,441
Accrued compensation	10,230	12,646
Income taxes payable	554	2,491
Deferred income taxes, net	454	444
Other current liabilities	3,276	2,752
Total current liabilities	46,774	48,512

Revolver	76,000	46,000
Long-term debt, net of current portion	20,792	20,901
Capital lease obligations, net of current portion	42	17
Deferred income taxes, net	10,211	3,532
Other liabilities	4,407	1,735
Total liabilities	158,226	120,697

Equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	-	-
Common stock, no par; 25,000,000 shares authorized; 15,004,592 shares and 14,989,675 shares issued and outstanding	-	-
Additional paid-in capital	94,158	93,608
Retained earnings	115,973	101,309
Accumulated other comprehensive income	13,865	14,152
Total equity	223,996	209,069
Total liabilities and shareholders' equity	$382,222	$329,766

See accompanying notes to condensed consolidated financial statements.

 MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

				Accumulated		Compre-
	Shares of	Additional		Other		hensive
	Common	Paid-in	Retained	Comprehensive		Income
(Dollars in thousands)	Stock	Capital	Earnings	Income	Total	(Loss)
Balance, March 31, 2010	14,534,431	$85,338	$73,134	$8,524	$166,996
Comprehensive income:
Net income		-	12,345	-	12,345	$12,345
Currency translation adjustment			-	3,151	3,151	3,151
Comprehensive income						$15,496
Non-cash equity based compensation		1,257	-	-	1,257
Amounts from exercise of stock options	61,550	450	-	-	450
Balance, September 30, 2010	14,595,981	$87,045	$85,479	$11,675	$184,199

Balance, March 31, 2011	14,989,675	$93,608	$101,309	$14,152	$209,069
Comprehensive income:
Net income		-	14,664	-	14,664	$14,664
Currency translation adjustment		-	-	(287)	(287)	(287)
Comprehensive income						$14,377
Non-cash equity based compensation		2,500	-	-	2,500
Amounts from exercise of stock options	244,828	3,902	-	-	3,902
Tax benefit from exercise of stock options		653	-	-	653
Purchases of company stock	(229,911)	(6,505)	-	-	(6,505)
Balance, September 30, 2011	15,004,592	$94,158	$115,973	$13,865	$223,996

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six months ended September 30,
(Amounts in thousands)	2011	2010
Cash flows from operating activities:
Net income	$14,664	$12,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,101	7,120
Non-cash equity based compensation	2,500	1,257
Deferred income taxes	752	422
Equity income in unconsolidated joint venture	(372)	(254)
Unconsolidated joint venture distributions	582	114
Net change in operating assets and liabilities:
Accounts receivable, trade	939	(5,363)
Inventories	(2,476)	(7,942)
Prepaid expenses, other current assets and other receivables	1,211	(812)
Other assets	(977)	95
Accounts payable	(83)	3,552
Accrued expenses, accrued compensation, other current and other liabilities	(2,656)	2,540
Income taxes payable	(2,052)	(321)
Net cash provided by operating activities	19,133	12,753
Cash flows from investing activities:
Purchases of property and equipment	(4,611)	(4,744)
Proceeds from sale of assets	-	32
Acquisition of business, net of cash acquired, and acquired intangible assets	(36,107)	(25,000)
Net cash used in investing activities	(40,718)	(29,712)
Cash flows from financing activities:
Borrowings from short-term debt and revolver	37,000	62,746
Borrowings from long-term debt	-	20,000
Repayments of short-term debt, revolver, and capital leases	(6,974)	(53,654)
Repayments of long-term debt	(143)	(8,196)
Payment of deferred financing costs	-	(1,499)
Purchase of treasury stock	(6,500)	-
Proceeds from exercise of options and employee stock purchase plan	3,902	450
Excess tax benefit from exercise of stock options	653	-
Net cash provided by (used in) financing activities	27,938	19,847

Net change in cash and cash equivalents	6,353	2,888
Effect of exchange rate changes on cash	(233)	405
Cash, beginning of year	20,860	23,165
Cash, end of period	$26,980	$26,458

Supplemental Cash Flow Information:
Cash paid or received during the period for:
Interest paid	$(905)	$(1,892)
Income taxes paid	(3,655)	(1,637)
Income taxes refunded	75	115

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

Interim financial statements:  The information presented as of September 30, 2011 and for the three and six months ended September 30, 2011 and 2010 is unaudited, and reflects all adjustments (consisting only of normal recurring adjustments) which Measurement Specialties, Inc. (the “Company,” “MEAS,” or “we”) considers necessary for the fair presentation of the Company’s financial position as of September 30, 2011, the results of its operations for the three and six months ended September 30, 2011 and 2010, and cash flows for the six months ended September 30, 2011 and 2010. The Company’s March 31, 2011 condensed consolidated balance sheet information was derived from the audited consolidated financial statements for the year ended March 31, 2011, which is included as part of the Company’s Annual Report on Form 10-K.

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

Description of business:  Measurement Specialties, Inc. is a global leader in the design, development and manufacture of sensors and sensor-based systems for original equipment manufacturers (“OEM”) and end users, based on a broad portfolio of proprietary technology and typically characterized by the MEAS brand name. We are a global business and we believe we have a high degree of diversity when considering our geographic reach, broad range of products, number of end-use markets and breadth of customer base.  The Company is a multi-national corporation with thirteen primary manufacturing facilities strategically located in the United States, China, France, Ireland, Germany and Switzerland, enabling the Company to produce and market globally a wide range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for engine and vehicle, medical, general industrial, consumer and home appliance, military/aerospace, water monitoring and test and measurement applications. The Company’s sensor products include pressure sensors and transducers, pressure and temperature scanning instrumentation, linear/rotary position sensors, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors, humidity, temperature, fluid property sensors and hydrostatic pressure transducers. The Company's advanced technologies include piezo-resistive silicon sensors, application-specific integrated circuits, micro-electromechanical systems (“MEMS”), piezoelectric polymers, foil strain gauges, force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, electromagnetic displacement sensors, hygroscopic capacitive sensors, ultrasonic sensors, optical sensors, negative thermal coefficient (“NTC”) ceramic sensors, torque sensors, mechanical resonators and submersible hydrostatic level sensors.

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

Use of estimates:  The preparation of the consolidated financial statements, in accordance with U.S. generally accepted accounting principles, requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the useful lives of fixed assets, carrying amount and analysis of recoverability of property, plant and equipment, acquired intangibles, goodwill, deferred tax assets, valuation allowances for receivables, inventories, income tax uncertainties and other contingencies, including acquisition earn-outs, and stock based compensation. Actual results could differ from those estimates.

Recently adopted accounting pronouncements:  In October 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting standards for multiple-deliverable revenue arrangements.  These new standards establish the accounting and reporting guidance for arrangements, including multiple revenue-generating activities, and provide amendments to the criteria for separating deliverables and measuring and allocating arrangement consideration to one or more units of accounting. The amendments also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The new accounting standards requirements were effective for fiscal years beginning after June 15, 2010, which is the Company’s 2012 fiscal year. Early adoption of the standard was permitted and various options for prospective or retroactive adoption were available. The Company adopted these new accounting standards effective April 1, 2011.  The impact of these new requirements was not material to the Company’s results of operations or financial condition.

Recently issued accounting pronouncements:  In June 2011, the FASB issued new accounting standards for reporting comprehensive income.  The new accounting standards revise the presentation of comprehensive income in financial statements and require that net income and other comprehensive income be reported either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements.  Presentation of components of comprehensive income in the statements as changes in stockholders’ equity will no longer be allowed.  Adjustments for items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements where the components of net income and other comprehensive income are presented. These new reporting requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which is the Company’s 2013 fiscal year.  Early adoption of the standard is permitted.  The Company will apply the new reporting requirements retrospectively effective April 1, 2012.  The adoption will not have an impact on the Company’s consolidated results of operations or financial position.

In September 2011, the FASB issued new guidance on testing goodwill for impairment. Entities will have an option of performing a qualitative assessment before calculating the fair value of their reporting units. If, based on the qualitative assessment, an entity concludes it is more likely than not that the fair value of the reporting unit exceeds its carrying value, quantitative testing for impairment is not necessary. The new accounting standard is applicable for goodwill impairment testing performed in years beginning after December 15, 2011 and early adoption is permitted. The Company will apply the new reporting requirements effective April 1, 2012.  The adoption is not expected to have an impact on the Company’s consolidated results of operations or financial position.

3. STOCK BASED COMPENSATION AND PER SHARE INFORMATION

Non-cash equity-based compensation expense for the three months ended September 30, 2011 and 2010 was $1,254 and $567, respectively, and for the six months ended September 30, 2011 and 2010 was $2,500 and $1,257, respectively.  During the three months ended September 30, 2011, the Company did not grant any stock awards, and during the six months ended September 30, 2011, the Company granted 19,778 restricted stock units from the 2010 Equity Incentive Plan (the “2010 Plan”). The estimated fair value of restricted stock units granted during six months ended September 30, 2011 approximated $631, net of expected forfeitures and is being recognized over their respective vesting periods. During the three and six months ended September 30, 2011, the Company recognized $144 and $171, respectively, of expense related to these restricted stock units.

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

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Dividend yield	-	-	-	-
Expected volatility	74.1%	63.4%	74.1%	64.2%
Risk free interest rate	1.3%	1.7%	1.3%	1.9%
Expected term after vesting (in years)	2.0	2.0	2.0	2.0
Weighted-average grant-date fair value	$31.90	$7.21	$31.90	$7.71

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

During the six months ended September 30, 2011, 244,828 stock options were exercised yielding $3,902 in cash proceeds and excess tax benefit of $653 recognized as additional paid-in capital.  At September 30, 2011, there was $3,199 of unrecognized compensation cost adjusted for estimated forfeitures related to share-based payments, which is expected to be recognized over a weighted-average period of approximately 1 year.

Per share information:  Basic and diluted per share calculations are based on net income.  Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, less the shares that may be repurchased with the funds received from their exercise.  Outstanding awards relating to approximately 415,098 and 1,803,070 weighted shares were excluded from the calculation for the three months ended September 30, 2011 and 2010, respectively, and outstanding awards relating to approximately 418,525 and 1,784,643 weighted shares were excluded from the calculation for the six months ended September 30, 2011 and 2010, respectively, as the impact of including such awards in the calculation of diluted earnings per share would have had an anti-dilutive effect.

The computation of the basic and diluted net income per common share is as follows:

	Net income (Numerator)	Weighted Average Shares in thousands (Denominator)	Per-Share Amount
Three months ended September 30, 2011:
Basic per share information	$6,656	15,093	$0.44
Effect of dilutive securities	-	817	(0.02)
Diluted per-share information	$6,656	15,910	$0.42

Three months ended September 30, 2010:
Basic per share information	$6,757	14,569	$0.46
Effect of dilutive securities	-	558	(0.01)
Diluted per-share information	$6,757	15,127	$0.45

Six months ended September 30, 2011:
Basic per share information	$14,664	15,068	$0.97
Effect of dilutive securities	-	901	(0.05)
Diluted per-share information	$14,664	15,969	$0.92

Six months ended September 30, 2010:
Basic per share information	$12,345	14,561	$0.85
Effect of dilutive securities	-	551	(0.03)
Diluted per-share information	$12,345	15,112	$0.82

4. INVENTORIES

Inventories are valued at the lower of cost or market (‘LCM’) using the first-in first-out method.  Inventories and inventory reserves for slow-moving, obsolete and lower of cost or market exposures at September 30, 2011 and March 31, 2011 are summarized as follows:

	September 30, 2011	March 31, 2011
Raw Materials	$32,480	$30,608
Work-in-Process	10,714	10,330
Finished Goods	18,475	15,650
	61,669	56,588
Inventory Reserves	(5,174)	(4,376)
	$56,495	$52,212

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments.  Property, plant and equipment are summarized as follows:

	September 30, 2011	March 31, 2011	Useful Life
Production equipment and tooling	$57,926	$55,295	3-10 years
Building and leasehold improvements	25,693	27,192	39 to 45 years or lesser of useful life or remaining term of lease
Furniture and equipment	15,733	14,783	3-10 years
Construction-in-progress	1,241	1,880
Total	100,593	99,150
Less: accumulated depreciation and amortization	(51,988)	(48,847)
	$48,605	$50,303

Total depreciation was $2,129 and $2,002 for the three months ended September 30, 2011 and 2010, respectively.  Total depreciation was $4,236 and $3,981 for the six months ended September 30, 2011 and 2010, respectively.  Property and equipment included $84 and $56 in capital leases at September 30, 2011 and March 31, 2011, respectively.

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

Goodwill balances presented in the consolidated balance sheets of foreign acquisitions are translated at the exchange rate in effect at each balance sheet date; however, opening balance sheets used to calculate goodwill and acquired intangible assets are based on purchase date exchange rates, except for earn-out payments, which are recorded at the exchange rates in effect on the date the earn-out is accrued.  The following table shows the roll forward of goodwill reflected in the financial statements for the six months ended September 30, 2011:

Accumulated goodwill	$119,217
Accumulated impairment losses	(3,353)
Balance March 31, 2011	115,864
Attributable to 2008 acquisitions	40
Attributable to 2011 acquisitions	12
Attributable to 2012 acquisitions	22,895
Effect of foreign currency translation	126
Balance September 30, 2011	$138,937

The following briefly describes the Company’s acquisition from fiscal 2011 forward and any acquisition for which purchase price allocation remains preliminary or subject to earn-out contingencies, as well as the Intersema acquisition with related notes payable information.

Visyx:  Effective November 20, 2007, the Company acquired certain assets of Visyx Technologies, Inc. (Visyx”) based in Sunnyvale, California for $1,624 ($1,400 at close, $100 held-back to cover certain expenses, and $124 in acquisition costs). The Seller has the potential to receive up to an additional $2,000 in the form of a contingent payment based on successful commercialization of specified sensors prior to December 31, 2011, and an additional $9,000 earn-out based on a percentage of sales through calendar year 2011, of which $4,000 remains available at September 30, 2011. If these earn-out contingencies are resolved and meet established conditions, these amounts will be recorded as an additional element of the cost of the acquisition.  In December 2010, the Company paid $2,000 in connection with the earn-out related to the successful commercialization of certain sensors, which was recorded as additional purchase price.  Through September 30, 2011, approximately $94 of the sales based earn-out had been recorded as additional purchase price.  The final resolution of the sales based contingencies is not determinable at this time, and accordingly, the Company’s purchase price allocation for Visyx is subject to these earn-out payments.  Visyx has a range of sensors that measure fluid properties, including density, viscosity and dielectric constant, for use in heavy truck/off road engines and transmissions, compressors/turbines, refrigeration and air conditioning.

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

Pressure Systems, Inc.:  On September 8, 2010, the Company acquired all of the capital stock of Pressure Systems, Inc. (“PSI”), a sensor company based in Hampton, Virginia, for $25,037 ($25,000 in cash at close and approximately $37 paid after closing).  PSI is a global leader in pressure sensing instrumentation for the aerospace industry and for water monitoring within operational and resource management applications.  The water monitoring industry is large and a significant growth opportunity for the Company.  Additionally, the Company expects to achieve cost synergies with the PSI business combination mainly through the consolidation of operations due to the close proximity of the acquisition to the Company’s existing Hampton facility.  The transaction was funded from a combination of available cash on hand and borrowings under the Company’s Senior Secured Credit Facility.   PSI had annual aggregate sales of approximately $18,000 based on its most recently completed fiscal year ended October 31, 2009.  From the acquisition date to September 30, 2010, approximately $1,858 of sales and approximately $80 of net income are included in the Company’s condensed consolidated financial statements.  The Company’s final purchase price allocation related to the PSI acquisition is as follows:

Assets:
Accounts receivable	$2,290
Inventory	2,017
Prepaid and other	88
Property and equipment	2,838
Other	59
Acquired intangible assets	8,770
Goodwill	13,587
29,649
Liabilities:
Accounts payable	(737)
Accrued expenses and other liabilities	(630)
Deferred income taxes	(3,245)
(4,612)
Total Purchase Price	$25,037

Eureka:  On July 8, 2011, the Company acquired certain assets of Eureka Environmental, Inc. (“Eureka”), a sensor company based in Austin, Texas, for $2,250.  The sellers have the potential to receive additional amounts in the form of a contingent payment based on certain earnings thresholds through calendar 2013, for which the Company has recorded as part of purchase price an estimate of $2,100.  The estimate for this earn-out is based on certain assumptions and actual amounts could differ significantly.  Eureka manufactures a range of multi-probe pressure sensors mainly used for monitoring water quality.  The water monitoring industry is large and a significant growth opportunity for the Company.  The transaction was funded from available cash on hand.   Eureka had annual aggregate sales of approximately $2,000 based on its most recently completed fiscal year.  For the three months ending September 30, 2011, approximately $407 of net sales and approximately $35 of net loss related to Eureka are included in the Company’s condensed consolidated financial statements, and transaction-related costs of approximately $96 were recorded as a component of selling, general and administrative expenses.  The Company’s preliminary purchase price allocation related to the Eureka acquisition is as follows:

Assets:
Inventory	$258
Prepaid and other	27
Property and equipment	41
Acquired intangible assets	722
Goodwill	3,318
4,366
Liabilities:
Accrued expenses	(16)
Accrued Earn-out Contingency	(2,100)
Cash Paid	2,250

Accrued Earn-out Contingency	2,100
Total Purchase Price	$4,350

Celesco:  On September 30, 2011, the Company completed the acquisition of all of the capital stock of Transducer Controls Corporation, a sensor company doing business as Celesco (“Celesco”) based in Chatsworth, California, for $37,375, including an estimated $2,375 in acquired cash.  The purchase price is subject to additional consideration adjustments based on final calculations of established working capital levels.  Celesco is a leading supplier to OEMs of a range of position sensors, including short and long stroke string pot, linear potentiometer and rotary sensors.  The transaction was funded from borrowings under the Company’s Senior Secured Credit Facility, as defined in Note 8 below.  Celesco had annual aggregate sales of approximately $14,000 based on its most recently completed fiscal year.  The Company has recorded transaction-related costs of approximately $210 as a component of selling, general and administrative expenses.  For the three and six months ending September 30, 2011, no sales or corresponding net income from Celesco are included in the Company’s condensed consolidated financial statements.  The Company’s preliminary purchase price allocation related to the Celesco acquisition is as follows:

Assets:
Cash	$4,618
Accounts receivable	2,338
Inventory	1,842
Prepaid and other	668
Property and equipment	75
Other	29
Acquired intangible assets	19,160
Goodwill	19,577
48,307
Liabilities:
Accounts payable	(701)
Accrued expenses and other liabilities	(1,061)
Income taxes payable	(1,506)
Deferred income taxes	(7,664)
(10,932)
Total Purchase Price	$37,375

The opening balance sheet for Celesco includes acquired cash of approximately $2,375, as well as $2,243 of cash and seller transaction related obligations for certain post-close payments.

Assets held for sale: The Company completed the consolidation of the former PSI facility into the existing MEAS Hampton facility.  Since May 2011, the PSI facility was no longer utilized for manufacturing and is held for sale.  Accordingly, the former PSI facility is classified as an asset held for sale in the condensed consolidated balance sheet, since it meets the held for sale criteria under the applicable accounting guidelines.  The carrying value of the former PSI facility of $1,829, of which $635 represents land value, approximates fair value less cost to sell.

Acquired intangible assets:  In connection with all acquisitions, the Company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade-names, order backlogs and covenants-not-to-compete.  Additionally, the Company has purchased certain identifiable intangible assets as asset acquisitions.

Sentelligence:  On August 31, 2011, the Company acquired a license to certain intellectual property rights related to fluid property sensors utilizing optical spectral technology for $1,717 through a 10 year license agreement with Sentelligence, Inc.  The Company recorded the $1,717 payment as an acquired intangible asset subject to amortization over the life of the license agreement.  Additionally, the license agreement includes annual royalty payments based on a percentage of net sales with certain annual minimum royalty requirements to maintain exclusive rights under the license agreement.  As part of the cost of the intellectual property, the Company recorded $617 for the present value of the minimum royalty liability.

The gross amounts and accumulated amortization, along with the range of amortizable lives, are as follows:

		September 30, 2011			March 31, 2011
	Weighted- Average Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	8	$55,097	$(18,930)	$36,167	$36,333	$(16,977)	$19,356
Patents	15	4,117	(1,672)	2,445	4,179	(1,585)	2,594
Tradenames	2	2,483	(2,347)	136	2,356	(2,294)	62
In-process research & development	Indefinite	230	-	230	230	-	230
Backlog	1	4,223	(3,491)	732	3,506	(3,506)	-
Covenants-not-to-compete	3	1,164	(1,048)	116	1,116	(1,035)	81
Proprietary technology	12	10,441	(2,541)	7,900	8,522	(2,189)	6,333
		$77,755	$(30,029)	$47,726	$56,242	$(27,586)	$28,656

Amortization expense for acquired intangible assets for the three months ended September 30, 2011 and 2010 was $1,357 and $1,259, respectively and amortization expense for the six months ended September 30, 2011 and 2010 was $2,675 and $2,320, respectively.  Annual amortization expense for the years ending September 30 is estimated as follows:

Amortization
Year	Expense
2012	$7,105
2013	5,378
2014	4,985
2015	4,922
2016	4,688
Thereafter	20,648
$47,726

Pro forma Financial Data (Unaudited):  The following represents the Company’s pro forma consolidated income from continuing operations, net of income taxes, for the three and six months ended September 30, 2011 and 2010, based on purchase accounting information assuming the PSI and Eureka acquisitions occurred as of April 1, 2010, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had the acquired company been operated as part of the Company since April 1, 2010.

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Net sales	$77,250	$72,683	$158,969	$143,748

Net income	$7,975	$6,913	$17,365	$12,853

Net income per share:
Basic	$0.53	$0.47	$1.15	$0.88
Diluted	$0.50	$0.46	$1.09	$0.85

7. FINANCIAL INSTRUMENTS:

Fair value of financial instruments:  Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset and liability.  As a basis for considering such assumptions, the principles establish a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy are as follows:

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

For promissory notes payable, capital lease obligations, deferred acquisition payments, earn-out contingencies and such other non-current liabilities, the fair value is determined as the present value of expected future cash flows discounted at the current interest rate, which approximates rates currently offered by lending institutions for loans of similar terms to companies with comparable credit risk.  These are considered Level 2 inputs.

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

During the six months ended September 30, 2011, the RMB appreciated approximately 2.2% relative to the U.S. dollar.  The RMB appreciated approximately 4% relative to the U.S. dollar during fiscal 2011, and did not appreciate during fiscal 2010.  The Chinese government no longer pegs the RMB to the U.S. dollar, but established a currency policy letting the RMB trade in a narrow band against a basket of currencies. The Company has more expenses in RMB than sales (i.e., short RMB position), and as such, if the U.S. dollar weakens relative to the RMB, our operating profits will decrease. We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

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

The Company has a number of foreign currency exchange contracts in Asia in an attempt to hedge the Company’s exposure to the RMB. The RMB/U.S. dollar currency contracts have notional amounts totaling $15,100, with exercise dates through December 28, 2012 at average exchange rates of $0.1571 (RMB to U.S. dollar conversion rate).  With the RMB/U.S. dollar contracts, for every 1% depreciation of the RMB, the Company would be exposed to approximately $151 in additional foreign currency exchange losses.  Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in results of operations, not in other comprehensive income.  To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

Fair values of derivative instruments not designated as hedging instruments are as follows:

	September 30,	March 31,
Financial position:	2011	2011	Location
Foreign currency exchange contracts - RMB	$115	$143	Other assets

The effect of derivative instruments not designated as hedging instruments on the statements of operations and cash flows for the three and six months ended September 30, 2011 and 2010 is as follows:

	Three months ended September 30,		Six months ended September 30,
Results of operations:	2011	2010	2011	2010	Location
Foreign currency exchange contracts - Euro	$-	$(160)	$-	$19	Foreign currency exchange loss
Foreign currency exchange contracts - RMB	(106)	(167)	(157)	(183)	Foreign currency exchange gain
Total	$(106)	$(327)	$(157)	$(164)

	Six months ended September 30,
Cash flows from operating activities: Source (Use)	2011	2010	Location
Foreign currency exchange contracts - Euro	$-	$(58)	Prepaid expenses, other assets (Accrued expenses, other liabilities)
Foreign currency exchange contracts - RMB	189	56	Prepaid expenses, other assets (Accrued expenses, other liabilities)
Total	$189	$(2)

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

As of September 30, 2011, the Company utilized the LIBOR based rate for $42,000 of the Revolving Credit Facility. The weighted average interest rate applicable to borrowings under the Revolving Credit Facility was approximately 3.1% at September 30, 2011. As of September 30, 2011, the outstanding borrowings on the Revolving Credit Facility, which is classified as non-current, were $76,000.  The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change.  At September 30, 2011, the Company could have borrowed an additional $34,000.

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

The Company was in compliance with financial covenants at September 30, 2011.

Deferred financing costs:  Amortization of deferred financing costs totaled $95 and $88 for the three months ended September 30, 2011 and 2010, respectively, and amortization of deferred financing costs totaled $190 and $819 for the six months ended September 30, 2011 and 2010, respectively.  Approximately $585 of the deferred financing costs for the six months ended September 30, 2010 related to the write-off of the deferred financing costs associated with the previous credit facility.  Annual amortization expense of deferred financing costs associated with the refinancing is estimated to be approximately $381.

Chinese credit facility:  On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co., Ltd (“CMB”).   The China Credit Facility permits MEAS China to borrow up to RMB 68,000 (approximately $10,500).  Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal.  MEAS China has pledged its Shenzhen facility to CMB as collateral.  The interest rate will be based on the London Inter-bank Offered Rate (“LIBOR”) plus a LIBOR spread, depending on the term of the loan when drawn.  The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China.  At September 30, 2011, MEAS China had not borrowed any amounts under the China Credit Facility.

European credit facility:  On July 21, 2010, the Company’s subsidiary in France (“MEAS Europe”) entered into a five year credit facility agreement (the “European Credit Facility”) with La Societe Bordelaise de Credit Industriel et Commercial (“CIC”).  The European Credit Facility permits MEAS Europe to borrow up to €2,000 (approximately $2,800).  Specific covenants include certain financial covenants for maximum leverage ratio and net debt to equity ratio, as well as customary limitations, compliance with laws and regulations, use of proceeds, and timely payment of interest and principal.  MEAS Europe has pledged its Les Clayes-sous-Bois, France facility to CIC as collateral.  The interest rate is based on the EURIBOR Offered Rate (“EURIBOR”) plus a spread of 1.8%.  The EURIBOR interest rate will vary depending on the term of the loan when drawn.  The purpose of the European Credit Facility is primarily to provide additional flexibility in funding operations of MEAS Europe.  At September 30, 2011, there were no amounts borrowed against the European Credit Facility and MEAS Europe could borrow €2,000.

Promissory notes: In connection with the acquisition of Intersema Microsystems SA (“Intersema”), the Company issued 10,000 Swiss franc unsecured promissory notes (the “Intersema Notes”).  At September 30, 2011, the Intersema Notes totaled $2,786, of which $2,786 was classified as current. The Intersema Notes are payable in four equal annual installments through January 15, 2012, and bear an interest rate of 4.5% per year.

Long-term debt and promissory notes:  Below is a summary of the long-term debt and promissory notes outstanding at September 30, 2011 and March 31, 2011:

	September 30,	March 31,
	2011	2011
Term notes at 5.70% due in full on June 1, 2015	$10,000	$10,000

Term notes at 6.15% due in full on June 1, 2017	10,000	10,000

Five year term-loan at prime or LIBOR plus 4.50% or 3.00%	-	-

Governmental loans from French agencies at no interest and payable based on R&D expenditures	897	1,008

Term credit facility with six French banks at an interest rate of 4%	-	64
	20,897	21,072
Less current portion of long-term debt	105	171
	$20,792	$20,901
4.5% promissory note payable in four equal annual installments through January 15, 2012	$2,786	$2,713
Less current portion of promissory notes payable	2,786	2,713
	$-	$-

The annual principal payments of long-term debt, promissory notes and revolver as of September 30, 2011 are as follows:

Year ended September 30,	Term	Other	Subtotal	Notes	Revolver / Short-term debt	Total
2012	$-	$105	$105	$2,786	$-	$2,891
2013	-	170	170	-	-	170
2014	-	204	204	-	76,000	76,204
2015	10,000	-	10,000	-	-	10,000
2016	-	418	418	-	-	418
Thereafter	10,000	-	10,000	-	-	10,000
Total	$20,000	$897	$20,897	$2,786	$76,000	$99,683

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

Acquisition Earn-Outs and Contingent Payments:  At September 30, 2011, the Company has a sales performance based earn-out totaling $4,000 in connection with the Visyx acquisition, of which approximately $94 has been recorded as  additional purchase price since this portion of the established criteria is determinable and has been met.  The Company has an earnings based earn-out in connection with the Eureka acquisition, for which the Company has estimated $2,100.  The estimate for the Eureka earn-out is based on certain assumptions and actual amounts could differ significantly.

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

Geographic information for revenues based on country from which invoiced and long-lived assets based on country of location, which includes property, plant and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization follows:

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Net Sales:
United States	$26,036	$24,340	$52,965	$44,853
France	13,072	10,365	26,583	20,288
Germany	5,429	3,741	10,996	7,880
Ireland	7,449	7,672	15,362	15,677
Switzerland	3,968	3,638	8,449	6,914
China	17,289	15,410	36,073	30,724
Total:	$73,243	$65,166	$150,428	$126,336

	September 30,	March 31,
	2011	2011
Long Lived Assets:
United States	$7,504	$9,079
France	8,524	9,086
Germany	3,263	3,540
Ireland	3,314	3,310
Switzerland	2,213	2,290
China	23,787	22,998
Total:	$48,605	$50,303

At September 30, 2011, approximately $6,947 of the Company’s cash is maintained in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations.

11. SUBSEQUENT EVENTS:

On October 31, 2011, the Company completed the acquisition of all of the capital stock of Timesquest Limited, a holding company and the sole shareholder of Gentech International Limited (“Gentech”), a level sensor and non-contact level switch company based in Ayrshire, Scotland for £6,500 or approximately $10,500, net of cash acquired, based on foreign currency exchange rates at the date of the acquisition.  The seller can earn up to an additional £1,500 or approximately $2,400 if certain sales performance goals are achieved.  Gentech is a leading supplier to OEMs of a range of level and position sensors, as well as reed switch technology, including level sensors used in SCR (urea) tanks.  Gentech will allow the Company to compete in the urea tank market with combined level and quality sensors.  The transaction was funded from borrowings under the Company’s Senior Secured Credit Facility.  Gentech had annual aggregate sales of approximately £5,000 or approximately $8,000 based on its most recently completed fiscal year and sales for 2011 sales are estimated to be approximately £8,000 or approximately $13,000.

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

Overview

Measurement Specialties, Inc. is a global leader in the design, development and manufacture of sensors and sensor-based systems for original equipment manufacturers and end users.  Our products are based on a broad portfolio of proprietary technology and typically sold under the MEAS brand name. We are a global business and we believe we have a relatively high degree of diversity when considering our geographic reach, our broad range products, number of end-use markets and breadth of customer base. The Company is a multi-national corporation with thirteen primary manufacturing facilities strategically located in the United States, China, France, Ireland, Germany and Switzerland, enabling the Company to produce and market world-wide a broad range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for engine and vehicles, including automotive, offroad and heavy truck, medical, consumer, military/aerospace, and industrial applications. The Company’s sensor products include pressure sensors and transducers, pressure and temperature scanning instrumentation, linear/rotary position sensors, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors, humidity, temperature, fluid property sensors and hydrostatic pressure transducers. The Company's advanced technologies include piezo-resistive silicon sensors, application-specific integrated circuits, micro-electromechanical systems, piezoelectric polymers, foil strain gauges, force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, electromagnetic displacement sensors, hygroscopic capacitive sensors, ultrasonic sensors, optical sensors, negative thermal coefficient ceramic sensors, torque sensors, mechanical resonators and submersible hydrostatic level sensors.  We compete in growing global market segments driven by demand for products that are smarter, safer, more energy-efficient, and environmentally-friendly.  We deliver a strong value proposition to our customers through our willingness to customize sensor solutions, leveraging our innovative portfolio of core technologies and exploiting our low-cost manufacturing model based on our 16-year presence in China.

Executive Summary

Our vision is to be the supplier of choice to OEMs and select end-users for all their physical sensing needs.  To that end, MEAS continues to expand our market position as a leading global sensor supplier.  Our sales growth exceeds overall market increases, as supported by our six year fiscal Compounded Annual Growth Rate (“CAGR”) in excess of 20%.  The Company’s strong recovery since fiscal 2010 reflects the positive returns from our significant investments in research and development for new programs and the $233,000 invested in our 17 acquisitions since June 2004, expanding our product offering and geographic reach.

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

The Company made two acquisitions during the quarter ended September 30, 2011 and another acquisition subsequent to September 30, 2011.  On July 8, 2011, the Company purchased the assets of Eureka Environmental, a multi-probe sensor for monitoring water quality.  On September 30, 2011, the Company purchased the stock of Transducer Controls Corporation, also known as Celesco, a manufacturer of a range of position sensors, including short and long stroke string pot, linear potentiometer and rotary sensors.  On October 31, 2011, the Company completed the acquisition of all of the capital stock of Gentech International Limited (“Gentech”), a level sensor and non-contact level switch company based in Ayrshire, Scotland for £6,500 or approximately $10,500, net of cash acquired, based on foreign currency exchange rates at the date of the acquisition.  Additionally, the Company acquired certain intellectual property rights for fluid property sensors utilizing optical spectral technology through a license agreement with Sentelligence.  Acquisitions are a key component of the Company’s growth strategy, though there is no specific timetable for any acquisitions.

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

Overall, the Company expects moderate sales growth during fiscal 2012. During the quarter ended September 30, 2011, the Company experienced lower than expected sales demand, largely driven by customer delays and order push-outs.  As a result of limited customer visibility in product demand, we have lowered our sales outlook accordingly.  Including Eureka, Celesco and Gentech sales contributions, the Company expects sales to range from $313,000 to $318,000 during fiscal 2012. We remain very positive with regard to sales contribution coming from product developments and expect small contributions in fiscal 2012 and strong contributions in fiscal 2013 and in future periods.  Additionally, we expect the sensor market will continue to perform well relative to the overall economy as a result of the increase in sensor content in various products across most end markets in the U.S., Europe and Asia.  Sensor content continues to increase at a faster rate than overall product unit growth, as OEMs add “intelligence” in products across most market verticals to promote improved energy efficiency and cleaner technologies, to meet regulatory compliance requirements and to improve user safety and convenience.

Economic conditions continue to be challenging and there is uncertainty as to the strength of the economic recovery with, among other factors, the euro-zone debt crisis, high unemployment, weaknesses in the housing market, and the impact of the earthquake and tsunami in Japan. The following graph details the Company’s quarterly net sales and adjusted EBITA over the previous two years.

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

Quarter Ended	Net Sales	Quarterly Adjusted EBITDA*	Quarterly Adjusted EBITDA* Margin	Income (Loss) from Continuing Operations	Interest	Foreign Currency Exchange Loss (Gain)	Depreciation and Amortization	Income Taxes	Share-based Compensation	Other*
9/30/2009	$47,939	$5,540	12%	$68	$1,018	$(437)	$3,475	$448	$810	$158
12/31/2009	$53,595	$8,709	16%	$3,265	$905	$(64)	$3,630	$(191)	$865	$300
3/31/2010	$59,772	$9,633	16%	$4,202	$808	$50	$3,237	$317	$943	$76
6/30/2010	$61,170	$12,123	20%	$5,589	$758	$(81)	$3,770	$1,386	$691	$10
9/30/2010	$65,166	$13,018	20%	$6,757	$884	$277	$3,350	$1,175	$567	$8
12/31/2010	$71,687	$14,176	20%	$7,499	$753	$(63)	$4,106	$893	$974	$14
3/31/2011	$76,766	$15,691	20%	$8,330	$650	$305	$3,667	$1,383	$1,356	$-
6/30/2011	$77,184	$15,207	20%	$8,008	$579	$399	$3,520	$1,453	$1,245	$73
9/30/2011	$73,243	$13,685	19%	$6,656	$548	$(378)	$3,581	$1,630	$1,254	$394

* - Adjusted EBITDA = Income from Continuing Operations before Interest, Foreign Currency Exchange Loss (Gain), Depreciation and Amortization, Income Taxes, Share-based Compensation and Other.  Other represents legal fees incurred related to certain International Traffic in Arms Regulations matters and professional fees related to acquisitions.  Adjusted EBITDA Margin = Adjusted EBITDA divided by Net Sales.

The primary factors that impact our costs of revenue include production and sales volumes, product sales mix, foreign currency exchange rates, especially with the Chinese RMB, changes in the price of raw materials and the impact of various cost control measures.  Although we expect continued pressures on our gross margins given our expectation that costs, including raw material and labor costs, will increase, we expect product mix to improve, largely due to slower Sensata sales growth relative to other more profitable product lines and expect to continue to increase leverage of our fixed manufacturing overhead.  We expect our gross margins during fiscal 2012 to range from approximately 40% to 42%, primarily reflecting stability in our product sales mix and overall volume of business, as well as assuming no significant appreciation in the value of the RMB relative to the U.S. dollar.  Gross margins for certain quarters could be outside this expected range based upon a number of possible factors.  Gross margins have trended down over the past several years, largely due to unfavorable product sales mix (both in terms of organic growth and acquired sales) and the impact of the increase in the value of the RMB relative to the U.S. dollar.  However, our gross margins increased in fiscal 2011 as compared to the prior year mainly because of the increase in overall volume of business after the recession.  As with all manufacturers, our gross margins are sensitive to the overall volume of business (i.e., economies of scale) in that certain costs are fixed, in addition to favorable overhead absorption with higher than normal production volumes and the corresponding capitalization of certain production costs in inventory.  Since our overall level of business increased in fiscal 2011, our gross margins and overall level of profits increased accordingly.  We expect continued pressures on our gross margins given our expectation that costs, including raw material and labor costs, will increase.  During the six months ended September 30, 2011, the RMB appreciated approximately 2.2%, and during fiscal 2011, the RMB appreciated approximately 4.0% relative to the U.S. dollar.  There are indications this trend may continue in the near term.  We estimate in 2012 for every 1% increase in the value of the RMB relative to the U.S. dollar, our gross margins decline by approximately $200.

Total selling, general and administrative expense (“Total SG&A”) as a percentage of net sales was lower in fiscal 2011 as compared to the prior year, mainly reflecting our ability to successfully leverage our SG&A expense by growing sales at a higher rate than SG&A expenses.  As a percent of sales, Total SG&A was 28.6% and 34.1% in fiscal years 2011 and 2010, respectively. During the six months ended September 30, 2011, Total SG&A as a percent of sales was approximately 29.2%.  Higher SG&A expense during the first six months of fiscal 2012 is in part due to acquisition-related activity, which under previous acquisition accounting rules, was capitalized.  During the first six months of fiscal 2012, the Company incurred approximately $400 in professional fees associated with acquisition-related activity. We are expecting in 2012 a decrease in our SG&A as a percentage of net sales mainly due to higher sales, which is expected to be partially offset by continued investment in R&D for new programs, increased amortization expense and higher non-cash equity based compensation.

Amortization of acquired intangible assets and deferred financing costs increased over the past two years mainly due to the acquisitions of PSI in 2011 and Atexis and FGP in 2009 (the “2009 Acquisitions”).  Amortization is disproportionately loaded more in the initial years of the acquisition, and therefore amortization expense is higher in the quarters immediately following a transaction, and declines in later years based on how various intangible assets are valued and the differing useful lives for which the respective intangible assets are amortized.  For example, backlog is amortized over a period less than 1 year and patents are amortized over a weighted average life of 16 years.   Amortization of acquired intangible assets is expected to increase in fiscal 2012 as compared to fiscal 2011, due to the acquisitions of Eureka and Celesco (“2012 Acquisitions”), and acquired intellectual property rights licensed from Sentelligence.

In addition to the margin exposure as a result of the depreciation of the U.S. dollar relative to the RMB, the Company also has foreign currency exchange exposures related to balance sheet accounts. When foreign currency exchange rates fluctuate, there is a resulting revaluation of assets and liabilities denominated and accounted for in foreign currencies other than the subsidiary’s functional currency. Foreign currency exchange (“fx”) losses or gains due to the revaluation of local subsidiary balance sheet accounts with realized and unrealized fx transactions increased sharply in recent years, because of, among other factors, volatility of foreign currency exchange rates. For example, our Swiss company, which uses the Swiss franc as its functional currency, holds cash denominated in foreign currencies (U.S. dollar and Euro). As the Swiss franc appreciates against the U.S. dollar and/or Euro, the cash balances held in those denominations are devalued when stated in terms of Swiss francs. These fx transaction gains and losses are reflected in our “Foreign Currency Exchange Gain or Loss.” Aside from cash, our foreign entities generally hold receivables and payables in foreign currencies. We recorded net fx losses of $439 in 2011 and net fx gains of $987 in 2010.  During the six months ended September 30, 2011, the Company recorded net fx losses of $20 .  The Company’s operations outside of the U.S. and the volume of business denominated in other currencies have expanded over the years from acquisitions.  We expect to see continued fx losses or gains associated with volatility of foreign currency exchange rates.

The Company uses and may continue to use foreign currency contracts to hedge these fx exposures.  The Company does not hedge all of its fx exposures, but has accepted some exposure to exchange rate movements.  The Company does not apply hedge accounting when derivative financial instruments are used to manage these fx exposures.  Since the Company does not apply hedge accounting, the changes in the fair value of those derivative financial instruments are reported in earnings in the fx gains or losses caption.  We expect the value of the U.S. dollar will continue to fluctuate relative to the RMB, Euro, and Swiss franc.   Therefore, both positive and negative movements in currency exchange rates relative to the U.S. dollar will continue to affect the reported amounts of sales, profits, and assets and liabilities in the Company’s consolidated financial statements.

Our overall effective tax rate will continue to fluctuate as a result of the allocation of earnings among the various taxing jurisdictions in which we operate and their varying tax rates.  This is particularly challenging due to the different timing and rates of economic growth around the world.  We expect our 2012 overall estimated effective tax rate without discrete tax adjustments to range from approximately 21% to approximately 24%, an increase as compared to the prior year.  The increase in the estimated overall effective tax rate mainly reflects the shift of taxable earnings to tax jurisdictions with higher tax rates.  The overall estimated effective tax rate is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely, but are subject to change.

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

The Company plans to continue investing in various capital projects in fiscal 2012 to generate higher sales in new and expanded programs, which is expected to range between 3% and 4% of sales.  Additionally, the Company plans to invest in two new manufacturing facilities in Toulouse, France and Chengdu, China.  The Toulouse facility is expected to be completed in the second half of calendar 2012 at a cost of approximately $10,000, excluding value added taxes (“VAT”) and based on current exchange rates.  The Chengdu facility is expected to be built over a two year period at a cost of approximately $6,000, based on current exchange rates and excluding land and VAT.  As part of the transition to new facilities, the Company expects to temporarily increase certain inventory levels.

Assets held for sale: With the purchase of PSI, the Company acquired an additional facility in Hampton, Virginia.  The Company completed the consolidation of the former PSI facility into the existing MEAS Hampton facility.  Since May 2011, the PSI facility was no longer utilized for manufacturing and is held for sale.  Accordingly, the former PSI facility is classified as an asset held for sale since it meets the held for sale criteria under the applicable accounting guidelines.  The carrying value of the former PSI facility of $1,829, of which $635 represents land, approximates fair value less cost to sell.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010

The following table sets forth certain items from operations in our condensed consolidated statements of operations for the three months ended September 30, 2011 and 2010, respectively:

	Three months ended September 30,
	2011	2010	Change	Percent Change
Net sales	$73,243	$65,166	$8,077	12.4
Cost of goods sold	43,203	37,429	5,774	15.4
Gross profit	30,040	27,737	2,303	8.3
Operating expenses:
Selling, general, and administrative	19,110	16,765	2,345	14.0
Non-cash equity based compensation	1,254	567	687	121.2
Amortization of acquired intangibles and deferred financing costs	1,452	1,347	105	7.8
Total selling, general and administrative expenses	21,816	18,679	3,137	16.8
Operating income	8,224	9,058	(834)	(9.2)
Interest expense, net	548	884	(336)	(38.0)
Foreign currency exchange loss (gain)	(378)	277	(655)	(236.5)
Equity income in unconsolidated joint venture	(235)	(142)	(93)	65.5
Other expense	3	107	(104)	(97.2)
Income before income taxes	8,286	7,932	354	4.5
Income tax expense from continuing operations	1,630	1,175	455	38.7
Income from continuing operations, net of income taxes	$6,656	$6,757	$(101)	(1.5)

Net sales: For the three months ended September 30, 2011, net sales totaled $73,243, an increase of  $8,077 or 12.4% over the same period last year.  Organic sales, defined as net sales excluding sales attributed to the PSI and Eureka acquisitions of $4,496 and $1,858 for the three months ending September 30, 2011 and 2010, respectively, increased $5,439 or 9%.  Sales increases were in nearly all sensor product lines, except optical and piezo, with the largest increases in pressure/force, position and temperature.  The overall increase in sales is mainly due to new sales from broader product adoptions and new programs, as well as the continued impact of generally positive global economic conditions.  We expect the sensor market to continue to perform well relative to the overall economy as a result of the increase in sensor content in various products across most end markets in the U.S., Europe and Asia.  Sensor content continues to increase at a faster rate than overall product unit growth, as OEMs add “intelligence” in products across most market verticals to promote improved energy efficiency and cleaner technologies, to meet regulatory compliance requirements and to improve user safety and convenience.  Economic conditions continue to be challenging and there is uncertainty as to the strength of the economic recovery with, among other factors, the euro-zone debt crisis, high unemployment, weaknesses in the housing market, and the impact of the earthquake and tsunami in Japan.

Contributing to the increase in sales was a translation increase in sales resulting from changes in foreign currency exchange rates.  If the average U.S. dollar / Euro exchange rate had not changed during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, the Company’s net sales would have been lower by approximately $2,006.  Since a portion of the Company’s sales are denominated in Euros and translated into U.S. dollars, there can be a translation decrease or a translation increase in the Company’s net sales depending on changes in exchange rates.  The U.S. dollar depreciated relative to the Euro in comparing average exchange rates for the three months ended September 30, 2011 to the three months ended September 30, 2010.  For example, €1,000 is translated to $1,416 based on the three month average exchange rate ended September 30, 2011, but the same €1,000 is translated to $1,290 using three month average exchange rate ending September 30, 2010.

Gross margin:  Gross margin (gross profit as a percent of net sales) decreased to approximately 41.0% from approximately 42.6%. The decrease in gross margin is mainly due to increases in material costs and wages, as well as product sales mix and the appreciation of the RMB.  Partially offsetting the decreases in gross margin was the increase in overall volume of business (i.e., economies of scale) in that certain costs are fixed, as well as favorable absorption of overhead with higher than normal production volumes and the corresponding capitalization of certain production costs in inventory.  In comparing the three months ending September 30, 2011 to the corresponding period last year, the RMB appreciated approximately 5.6% relative to the U.S. dollar.  This translates to a decrease in profits of approximately $1,120 based on an estimate decrease in our operating income of approximately $200 for every 1% appreciation of the RMB against the U.S. dollar.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability and cost of raw materials, foreign currency exchange rates, and other factors.

Selling, general and administrative: Overall, total selling, general and administrative (“SG&A”) expenses increased $3,137 or 16.8% to $21,816.  Organic SG&A costs, defined as total SG&A excluding SG&A costs associated with the PSI, Eureka and Celesco acquisitions and acquired intellectual property from Sentelligence of $1,214 and $704 for the three months ending September 30, 2011 and 2010, respectively, increased $2,627 or 15%.  The increase in organic SG&A mainly reflects increases in research and development costs and compensation costs, as well as the impact of the translation increase in SG&A expenses resulting from the changes in foreign currency exchange rates.  The increase in research and development costs is mostly due to the Company’s continued investment in new programs.  The increase in compensation is due to, among other things, higher headcount and higher compensation levels, including non-cash equity based compensation, as part of the Company’s overall growth.  If the average U.S. dollar / Euro exchange rate had not changed during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, SG&A expenses would have been lower by approximately $641.

Total SG&A expenses as a percent of net sales increased to 29.8% from 28.7%. The increase in total SG&A as a percent of net sales is due to costs increasing at a higher rate than net sales, including the increases in acquisition related expenses, research and development costs, compensation and amortization of acquired intangible assets.

Non-cash equity based compensation:  Non-cash equity based compensation increased $687 to $1,254. The increase in non-cash equity based compensation is mainly due to a higher grant-date fair value assigned to options granted during the prior fiscal year.  The grant-date fair value is calculated using the Black-Scholes-Merton option-pricing valuation model which is based on a number of variables, including share price, expected volatility, expected term and risk free interest rate.  The higher fair value mainly reflects the increase in the Company’s share price.  Total compensation cost related to share based payments not yet recognized totaled $3,199 at September 30, 2011, which is expected to be recognized over a weighted average period of approximately 1 year.

Amortization of acquired intangible assets and deferred financing costs:  Amortization of acquired intangible assets and deferred financing costs increased $105 to $1,452 as compared to $1,347 during the same period last year.  The increase in amortization expense is mainly because the additional amortization expense related to the acquisition of PSI and Eureka, and intellectual property rights licensed from Sentelligence.  Since Celesco was acquired on September 30, 2011, no amortization expense of intangible assets from the Celesco acquisition was recognized during the quarter ended September 30, 2011.  The Company expects amortization expense to increase next quarter with the Celesco acquisition.  Amortization expense is generally higher during the first year after an acquisition because, among other things, the order back-log is fully amortized during the initial year.

Interest expense, net: Interest expense decreased $336 to $548 from $884.  The decrease in interest expense is primarily due to the decreases in average interest rates and average outstanding debt.  Interest rates declined to approximately 3.4% for the three months ended September 30, 2011 from about 4.0% the same period last year.  The decrease in interest rates mainly reflects the decline in the London Inter-Bank Offered Rate (“LIBOR”), as compared to the same period last year.  Total consolidated average outstanding debt decreased to approximately $67,293 for the three months ended September 30, 2011 as compared to $78,085 for the three months ended September 30, 2010, mainly reflecting payments to reduce debt and the timing of borrowings to fund acquisitions.  Interest expense is expected to increase during future quarters because of higher borrowings to fund acquisition.

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

The fluctuation in foreign currency exchange from a loss last year to a gain this year is mainly due to the revaluation of the U.S. dollar denominated net asset position of the Company’s European operations.  The Company continues to be impacted by volatility in foreign currency exchange rates, including the impact of the fluctuation of the U.S. dollar relative to the Euro and Swiss franc, as well as the appreciation of the RMB relative to the U.S. dollar.

Income Taxes: Income tax expense for the three months ended September 30, 2011 increased $455 to $1,630 from $1,175 for the corresponding period last year.   The increase in income tax expense is primarily due to the increase in the estimated annual effective tax rate (“estimated ETR”) and the generation of higher profits before taxes during the current period as compared to the same period last year, which was partially offset by a discrete non-cash income tax credit adjustment.

The Company’s overall effective tax rate (income tax expense divided by income before income taxes) for the three months ended September 30, 2011 was approximately 20%, as compared to approximately 15% the same period last year.  Income tax expense during interim periods is based on an estimated ETR.  The estimated ETR without discrete items for fiscal 2012 is approximately 21%, as compared to 16% estimated ETR without discrete items for the three months ended September 30, 2010.  The increase in the estimated annual effective tax rate without discrete adjustments mainly reflects a higher proportion of taxable income in tax jurisdictions with higher tax rates, including the U.S. and Germany.  The overall estimated ETR is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely and are subject to change.

SIX MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2010

The following table sets forth certain items from operations in our condensed consolidated statements of operations for the six months ended September 30, 2011 and 2010, respectively:

	Six months ended September 30,			Percent
	2011	2010	Change	Change
Net sales	$150,428	$126,336	$24,092	19.1
Cost of goods sold	87,980	72,395	15,585	21.5
Gross profit	62,448	53,941	8,507	15.8
Operating expenses:
Selling, general, and administrative	38,511	32,916	5,595	17.0
Non-cash equity based compensation	2,500	1,257	1,243	98.9
Amortization of acquired intangibles and deferred financing costs	2,865	3,139	(274)	(8.7)
Total selling, general and administrative expenses	43,876	37,312	6,564	17.6
Operating income	18,572	16,629	1,943	11.7
Interest expense, net	1,126	1,642	(516)	(31.4)
Foreign currency exchange loss	20	197	(177)	(89.8)
Equity income in unconsolidated joint venture	(372)	(249)	(123)	49.4
Other expense	51	133	(82)	(61.7)
Income before income taxes	17,747	14,906	2,841	19.1
Income tax expense	3,083	2,561	522	20.4
Net income	$14,664	$12,345	$2,319	18.8

Net sales: For the six months ended September 30, 2011, net sales totaled $150,428, and represented an increase of  $24,092 or 19.1% over the same period last year.  Organic sales, defined as net sales excluding sales attributed to the PSI, and Eureka acquisitions of $8,531 and $1,858 for the six months ending September 30, 2011 and 2010, respectively, increased $17,419 or 14%.  Sales increases were in all sensor product lines, except optical and piezo, with the largest increases in pressure/force, position and vibration.  The overall increase in sales is mainly due to new sales from broader product adoptions and new programs, as well as the continued impact of generally positive global economic conditions.  We expect the sensor market to continue to perform well relative to the overall economy as a result of the increase in sensor content in various products across most end markets in the U.S., Europe and Asia.  Sensor content continues to increase at a faster rate than overall product unit growth, as OEMs add “intelligence” in products across most market verticals to promote improved energy efficiency and cleaner technologies, to meet regulatory compliance requirements and to improve user safety and convenience.  Economic conditions continue to be challenging and there is uncertainty as to the strength of the economic recovery with, among other factors, the euro-zone debt crisis, high unemployment, weaknesses in the housing market, and the impact of the earthquake and tsunami in Japan.

Contributing to the increase in sales was a translation increase in sales resulting from changes in foreign currency exchange rates.  If the average U.S. dollar / Euro exchange rate had not changed during the six months ended September 30, 2011 as compared to the six months ended September 30, 2010, the Company’s net sales would have been lower by approximately $5,005.  Since a portion of the Company’s sales are denominated in Euros and translated into U.S. dollars, there can be a translation decrease or a translation increase in the Company’s net sales depending on changes in exchange rates.  The U.S. dollar depreciated relative to the Euro in comparing average exchange rates for the six months ended September 30, 2011 to the six months ended September 30, 2010.  For example, €1,000 is translated to $1,439 based on the six month average exchange rate ended September 30, 2011, but the same €1,000 is translated to $1,290 using six month average exchange rate ending September 30, 2010.

Gross margin:  Gross margin (gross profit as a percent of net sales) decreased to approximately 41.5% from approximately 42.7%. The decrease in gross margin is mainly due to increases in material costs and wages, as well as product sales mix and the appreciation of the RMB.  Partially offsetting the decreases in gross margin was the increase in overall volume of business (i.e., economies of scale) in that certain costs are fixed, as well as favorable absorption of overhead with higher than normal production volumes and the corresponding capitalization of certain production costs in inventory.  In comparing the first six months of fiscal 2012 to the corresponding period last year, the RMB appreciated approximately 5.3% relative to the U.S. dollar, as compared to the corresponding period last year.  This translates to a decrease in profits of approximately $1,060 based on an estimate decrease in our operating income of approximately $200 for every 1% appreciation of the RMB against the U.S. dollar.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability and cost of raw materials, foreign currency exchange rates, and other factors.

Selling, general and administrative: Overall, total selling, general and administrative (“SG&A”) expenses increased $6,564 or 17.6% to $43,876.  Organic SG&A costs, defined as total SG&A excluding SG&A costs associated with the PSI, Eureka and Celesco acquisitions and acquired intellectual property from Sentelligence of $2,280 and $704 for the six months ending September 30, 2011 and 2010, respectively, increased $4,988 or 14%.  The increase in organic SG&A mainly reflects increases in research and development costs and higher compensation costs, including wages and non-cash equity based compensation, as well as the translation increase in SG&A expenses resulting from the changes in foreign currency exchange rates, which were partially offset by the decrease in amortization of intangible assets.  The increase in research and development costs is mostly due to the Company’s continued investment in new programs.  The increase in compensation is due to, among other things, higher headcount and higher compensation levels, including non-cash equity based compensation, as part of the Company’s overall growth.  If the average U.S. dollar / Euro exchange rate had not changed during the six months ended September 30, 2011 as compared to the six months ended September 30, 2010, SG&A expenses would have been lower by approximately $1,603.

Total SG&A expenses as a percent of net sales decreased slightly to 29.2% from 29.5%. The decrease in total SG&A as a percent of net sales is due to improved leverage with costs increasing at a lower rate than net sales.

Non-cash equity based compensation:  Non-cash equity based compensation increased $1,243 to $2,500. The increase in non-cash equity based compensation is mainly due to a higher grant-date fair value assigned to options granted during the prior fiscal year.  The grant-date fair value is calculated using the Black-Scholes-Merton option-pricing valuation model which is based on a number of variables, including share price, expected volatility, expected term and risk free interest rate.  The higher fair value mainly reflects the increase in the Company’s share price.  Total compensation cost related to share based payments not yet recognized totaled $3,199 at September 30, 2011, which is expected to be recognized over a weighted average period of approximately 1 year.

Amortization of acquired intangible assets and deferred financing costs:  Amortization of acquired intangible assets and deferred financing costs decreased $274 to $2,865 as compared to $3,139 the same period last year.  The decrease in amortization expense is mainly because of the prior year write-off of $585 in deferred financing costs associated with the previous credit facility, which was partially offset by the increase in amortization associated with the PSI and Eureka acquisitions and acquired intellectual property from Sentelligence.

Interest expense, net: Interest expense decreased $516 to $1,126 from $1,642.  The decrease in interest expense is primarily due to the decreases in average interest rates and average outstanding debt.  Interest rates declined to approximately 3.4% for the six months ended September 30, 2011 from about 4.2% the same period last year.  The decrease in interest rates mainly reflects improved pricing with the decrease in the LIBOR interest rate.  Total consolidated average outstanding debt decreased to approximately $68,655 for the six months ended September 30, 2011 as compared to $75,002 for the six months ended September 30, 2010, mainly reflecting payments to reduce debt and the timing of borrowings to fund the acquisitions. Interest expense is expected to increase during future quarters because of higher borrowings from funding acquisitions.

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

The decrease in foreign currency exchange loss is mainly due to the foreign currency exchange gains recorded in the second quarter of fiscal 2012 with the favorable fluctuation of the Euro relative to the U.S. dollar with the revaluation of the U.S. dollar denominated net asset position of the Company’s European operations.  The Company continues to be impacted by volatility in foreign currency exchange rates, including the impact of the fluctuation of the U.S. dollar relative to the Euro and Swiss franc, as well as the appreciation of the RMB relative to the U.S. dollar.

Income Taxes: Income tax expense for the six months ended September 30, 2011 increased $522 to $3,083 from $2,561 for the corresponding period last year.   The increase in income tax expense is primarily due to the increase in the estimated annual effective tax rate (“estimated ETR”) and the generation of higher profits before taxes during the current period as compared to the same period last year, which was partially offset by a discrete non-cash income tax credit adjustment.

The Company’s overall effective tax rate (income tax expense divided by income before income taxes) for the six months ended September 30, 2011 was approximately 17%, as compared to approximately 17% the same period last year.  Income tax expense during interim periods is based on an estimated ETR.  The estimated ETR without discrete items for fiscal 2012 is approximately 21%, as compared to 16% estimated ETR without discrete items for the six months ended September 30, 2010.  The increase in the estimated annual effective tax rate without discrete adjustments mainly reflects a higher proportion of taxable income in tax jurisdictions with higher tax rates, including the U.S. and Germany.  The overall estimated ETR is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely and are subject to change.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $26,980 at September 30, 2011, an increase of $6,120 as compared to March 31, 2011, reflecting, among other factors, higher cash flows generated from operating activities, proceeds from stock-option exercises and borrowings from revolver, which were partially offset by cash used in investing activities for acquisitions and capital expenditures, share buy-back and debt payments.

The following compares the primary categories of the consolidated statement of cash flows for the six months ended September 30, 2011 and 2010:
	Six months ended September 30,
	2011	2010	Change

Net cash provided by operating activities	$19,133	$12,753	$6,380

Net cash used in investing activities	(40,718)	(29,712)	(11,006)

Net cash provided by (used in) financing activities	27,938	19,847	8,091

Effect of exchange rate changes on cash	(233)	405	(638)

Net change in cash and cash equivalents	$6,120	$3,293	$2,827

A key source of the Company’s liquidity is its ability to generate positive operating cash flows.  Cash flows provided by operating activities increased $6,380 to $19,133 for the corresponding six month period.  The increase in operating cash flows is mainly due to the $8,133 increase in cash flows from operating working capital (changes in trade accounts receivables, inventory and accounts payable), as well as the $2,319 increase in net income.  In comparing cash flows generated from operating working capital for the six months ended September 30, 2011 to the corresponding period last year, the largest drivers of the increase in cash flows from operating working capital were the favorable trends with trade receivables, inventory and trade payables.  The current period net change in accounts receivable was a decrease or source of cash flows of $939, as compared to an increase or a use of cash flows of $5,363 for the same period last year.  The number of days sales outstanding (“DSO”) in receivables without Celesco receivables of $2,338 as of September 30, 2011 decreased to 51 days, a decrease of 3 days as compared to September 30, 2010.  DSO is a non-GAAP financial measure and is calculated as follows:  ((trade receivables without Celesco receivables / six months of net sales annualized)*360) or (($42,243 / ($150,428 X 2))*360).  The decrease in DSO reflects, among other factors, the relative level of sales toward the end of the second quarter of fiscal 2012.  The net increases in inventory for the current and prior periods were $2,476 and $7,942, respectively.  The number of inventory turns changed slightly to approximately 3.2 turns from approximately 2.8 because of improved inventory management.  The number of inventory turns is also a non-GAAP financial measure and is calculated as follows:  (six months cost of goods sold annualized / inventory without Celesco inventory balances of $1,842) or (($87,980 X 2) / $54,653).  The decrease in income tax payable mainly reflects payments, and the increase in income tax payments during the current period as compared to the same period last year is due to higher levels of taxable income.

Net cash used in investing activities for the six months ended September 30, 2011 was $40,718 as compared to $29,712 for the corresponding period last year. The increase in cash used in investing activities mainly reflects higher value of purchase price and cash outlays for the acquisitions of Eureka and Celesco and acquired intellectual property from Sentelligence, as compared to the corresponding period last year with the acquisition of PSI.  The increase in capital expenditures primarily reflects the purchase of equipment for the manufacturing of new products and programs.

Net cash provided by financing activities for the six months ended September 30, 2011 totaled $27,938, as compared to $19,847 in net cash provided in financing activities the same period last year.  The Company’s credit facilities are mainly utilized to fund acquisitions.  The Company funded all of the Celesco acquisition on September 30, 2011 and most of the PSI acquisition last year from borrowings under the revolver.  During the six months ended September 30, 2011, the Company made approximately $7,117 in revolver and other debt payments.  Additionally, the Company executed a share buy-back plan and purchased $6,500 in the Company’s stock.  Offsetting the revolver and debt payments were the proceeds from the exercise of stock-options and the related excess tax benefit from the exercise of stock options.  Proceeds from the exercise of stock-options totaled $3,902.

The effect of exchange rate changes on cash is the translation decrease or increase in cash due to the fluctuation of foreign currency exchange rates.  The decrease in cash for the current year impact of exchange rate changes is primarily due to the appreciation of the U.S. dollar relative to the Euro.  The prior year increase in cash from the effect of exchange rate changes is mainly due to the depreciation of the U.S. dollar relative to the Euro and RMB.

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

As of September 30, 2011, the Company utilized the LIBOR based rate for $42,000 of the Revolving Credit Facility. The weighted average interest rate applicable to borrowings under the Revolving Credit Facility was approximately 3.1% at September 30, 2011. As of September 30, 2011, the outstanding borrowings on the Revolving Credit Facility, which is classified as non-current, were $76,000. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change.  At September 30, 2011, the Company could have borrowed an additional $34,000.

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

The Company was in compliance with financial covenants at September 30, 2011.

China credit facility:  On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co. Ltd (“CMB”).   The China Credit Facility permits MEAS China to borrow up to RMB 68,000 (approximately $10,500).   Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal.  MEAS China has pledged its Shenzhen facility to CMB as collateral.  The interest rate is based on the London Inter-bank Offered Rate (“LIBOR”) plus a LIBOR spread, depending on the term of the loan when drawn.  The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China.  At September 30, 2011, MEAS China had not borrowed any amounts under the China Credit Facility.

European credit facility: On July 21, 2010, the Company’s subsidiary in France (“MEAS Europe”) entered into a five year credit facility agreement (the “European Credit Facility”) with La Societe Bordelaise de Credit Industriel et Commercial (“CIC”).  The European Credit Facility permits MEAS Europe to borrow up to €2,000 (approximately $2,600).    Specific covenants include specific financial covenants for maximum leverage ratio and net debt to equity ratio, as well as customary limitations, compliance with laws and regulations, use of proceeds, and timely payment of interest and principal.  MEAS Europe has pledged its Les Clayes-sous-Bois, France facility to CIC as collateral.  The interest rate is based on the EURIBOR Offered Rate (“EURIBOR”) plus a spread of 1.8%.  The EURIBOR interest rate will vary depending on the term of the loan when drawn.  The purpose of the European Credit Facility is primarily to provide additional flexibility in funding operations of MEAS Europe.  At September 30, 2011, there were no amounts borrowed against the European Credit Facility and MEAS Europe could borrow €2,000.

Promissory notes:  In connection with the acquisition of Intersema Microsystems SA (“Intersema”), the Company issued 10,000 Swiss franc unsecured promissory notes (the “Intersema Notes”).  At September 30, 2011, the Intersema Notes totaled $2,786, all of which was classified as current. The Intersema Notes are payable in four equal annual installments through January 15, 2012, and bear an interest rate of 4.5% per year.

Acquisition earn-outs and contingent payments: In connection with the Visyx acquisition, the Company has a sales performance based earn-out totaling $4,000. At September 30, 2011, the Company has recorded approximately $94 as additional purchase price for the sales based earn-out related to Visyx, since the related sales based targets had been achieved.  The Company has an earnings based earn-out in connection with the Eureka acquisition, for which the Company has estimated $2,100.  The estimate for the Eureka earn-out is based on certain assumptions and actual amounts could differ significantly.

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

At September 30, 2011, we had approximately $26,980 of available cash and approximately $34,000 of borrowing capacity, after considering the limitations set on the Company’s total leverage under the revolving credit facility.  This cash balance includes cash of $6,947 in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations.  The Company’s cash balances are generated and held in numerous locations throughout the world, including substantial amounts held outside the United States. The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed. Wherever possible, cash management is centralized and intra-company financing is used to provide working capital to the Company’s operations. Cash balances held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted or prohibited by local laws. Where local restrictions prevent an efficient intra-company transfer of funds, the Company’s intent is that cash balances would remain in the foreign country and it would meet United States liquidity needs through ongoing cash flows, external borrowings, or both.

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

AGGREGATE CONTRACTUAL OBLIGATIONS:  As of September 30, 2011, the Company’s contractual obligations, including payments due by period, are as follows:

Contractual Obligations:	Payment due by period
	Total	1 year	2-3 years	4-5 years	> 5 years
Long-term debt obligations	$99,683	$2,891	$76,374	$10,418	$10,000
Interest obligation on long-term debt	12,396	3,700	7,180	1,145	371
Capital lease obligations	84	42	42	-	-
Operating lease obligations	21,779	3,990	7,061	4,231	6,497
Purchase obligations	14,369	10,543	1,826	1,000	1,000
Other long-term obligations*	3,388	344	2,294	150	600
Total	$151,699	$21,510	$94,777	$16,944	$18,468

* Other long-term obligations on the Company’s balance sheet under GAAP primarily consist of obligations under warranty polices, foreign currency contracts, acquisition earn-outs, certain annual minimum royalty requirements and tax liabilities. The timing of cash flows associated with these obligations is based upon management’s estimate over the terms of these arrangements and are largely based on historical experience.

The above contractual obligation table excludes certain contractual obligations, such as possible severance payments to certain executives, since these contractual commitments are not accrued as liabilities at September 30, 2011 or otherwise indeterminable.  These contractual obligations are accrued as liabilities when the respective contingencies are determinable or achieved.

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

The Company has entered into a number of foreign currency exchange contracts in China in an attempt to hedge the Company’s exposure to the RMB. The RMB/U.S. dollar currency contracts have gross notional amounts totaling $15,100 with exercise dates through December 28, 2012 at an average exchange rate of $0.1571 (RMB to U.S. dollar conversion rate).  With these RMB/U.S. dollar contracts, for every 1% depreciation of the RMB or a 1% appreciation of the RMB, the Company would be exposed to an additional fx gains and losses, respectively, of approximately $151.  Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in the results of operations, not in other comprehensive income.

ITEM 4. CONTROLS AND PROCEDURES

(Amounts in thousands)

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer with the participation of management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

 (b) Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2011, management did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s evaluation of the Company’s internal controls and procedures as of September 30, 2011 excluded the evaluation of internal controls for the Company’s recent acquisitions of Eureka and Celesco.  At September 30, 2011, Eureka represented approximately $4,641 in total assets and $407 in net sales for the six months ended September 30, 2011.  Celesco, which was acquired on September 30, 2011, represented approximately $48,324 in total assets at September 30, 2011, and no net sales for the six months ended September 30, 2011.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 11, 2011, the Company’s Board of Directors approved a repurchase program authorizing the buy-back of up to $6,500 of the Company’s common stock.  As of September 30, 2011, the Company completed the approved repurchase amount.  The repurchase of the Company’s common stock is restricted by our Senior Secured Credit Agreement.  As permitted by Amendment 1 dated May 4, 2011 under our Senior Secured Credit Agreement, the Company is limited to a cumulative amount of $60,000 for payments related to stock buy-backs, of which payments totaling $14,000 have been made to date.  The following table provides information relating to the Company's repurchase of common stock during the three months ended September 30, 2011:

Approximate dollar
			Total number	value of shares that
	Total number		of shares purchased	may yet be purchased
	of shares	Average price	as part of publically	under publically
	purchased	paid per share	announced program	announced program
July 1 to July 31, 2011	-	-	-	-
August 1 to August 14, 2011	-	-	-	-
August 15 to August 31, 2011	229,911	$28.27	229,911	-
September 1 to September 30, 2011	-	-	-	-
Total	229,911	$28.27	229,911	-

ITEM 6. EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Measurement Specialties, Inc. (Registrant)

Date: November 2, 2011	By:	/s/ Frank D. Guidone
Frank D. Guidone President, Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2011	By:	/s/ Mark Thomson
Mark Thomson Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1	Real Estate and Construction Contract dated September 27, 2011 by and between MEAS France and SNC Adour Development Industries and Commerces

10.2
Stock Purchase Agreement for the acquisition of Transducer Controls Corporation dated September 30, 2011 by and between Measurement Specialties, Inc. and Tedea-Technology Development and Automation, Ltd. (1)

31.1	Certification of Frank D. Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Mark Thomson required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Frank D. Guidone and Mark Thomson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on October 3, 2011 and incorporated by reference.