Form 10-Q
period 2011-12-31
Measurement Specialties Inc
filed 2012-02-02
CIK 778734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date: On January 26, 2012, the number of shares outstanding of the Registrant’s common stock was 15,113,450.

EASUREMENT SPECIALTIES, INC.

FORM 10-Q

TABLE OF CONTENTS

DECEMBER 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended December 31,		Nine months ended December 31,
(Amounts in thousands, except per share amounts)	2011	2010	2011	2010
Net sales	$76,341	$71,687	$226,768	$198,022
Cost of goods sold	47,470	42,030	135,449	114,424
Gross profit	28,871	29,657	91,319	83,598
Selling, general, and administrative expenses	22,406	20,752	66,282	58,065
Operating income	6,465	8,905	25,037	25,533
Interest expense, net	806	753	1,932	2,395
Foreign currency exchange loss (gain)	27	(63)	47	134
Equity income in unconsolidated joint venture	(240)	(153)	(612)	(402)
Other expense (income)	(10)	(24)	41	110
Income before income taxes	5,882	8,392	23,629	23,296
Income tax expense	1,187	893	4,269	3,453
Net income	$4,695	$7,499	$19,360	$19,843

Earnings per common share - Basic:
Net income - Basic	$0.31	$0.51	$1.29	$1.36
Net income - Diluted	$0.30	$0.49	$1.22	$1.30

Weighted average shares outstanding - Basic	15,040	14,684	15,059	14,609
Weighted average shares outstanding - Diluted	15,818	15,447	15,918	15,222

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands)	December 31, 2011	March 31, 2011

ASSETS

Current assets:
Cash and cash equivalents	$24,552	$20,860
Accounts receivable trade, net of allowance for
doubtful accounts of $678 and $714, respectively	45,027	43,624
Inventories, net	56,920	52,212
Deferred income taxes, net	2,652	3,212
Prepaid expenses and other current assets	5,215	5,514
Other receivables	1,583	1,222
Assets held for sale	1,829	—
Total current assets	137,778	126,644

Property, plant and equipment, net	54,004	50,303
Goodwill	145,617	115,864
Acquired intangible assets, net	50,792	28,656
Deferred income taxes, net	2,283	2,883
Investment in unconsolidated joint venture	3,019	2,578
Other assets	4,732	2,838
Total assets	$398,225	$329,766

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share amounts)	December 31, 2011	March 31, 2011

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$133	$171
Current portion of capital lease obligations	35	39
Promissory notes payable	2,660	2,713
Accounts payable	26,520	21,815
Accrued expenses	7,532	5,441
Accrued compensation	8,716	12,646
Income taxes payable	1,157	2,491
Deferred income taxes, net	430	444
Other current liabilities	2,899	2,752
Total current liabilities	50,082	48,512

Revolver	80,327	46,000
Long-term debt, net of current portion	20,722	20,901
Capital lease obligations, net of current portion	35	17
Acquisition earn-out contingencies	3,948	—
Deferred income taxes, net	12,025	3,532
Other liabilities	2,441	1,735
Total liabilities	169,580	120,697

Equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	—	—
Common stock, no par; 25,000,000 shares authorized; 15,087,099 shares
and 14,989,675 shares issued and outstanding	—	—
Additional paid-in capital	96,707	93,608
Retained earnings	120,669	101,309
Accumulated other comprehensive income	11,269	14,152
Total equity	228,645	209,069
Total liabilities and shareholders' equity	$398,225	$329,766

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

				Accumulated		Compre-
	Shares of	Additional		Other		hensive
	Common	Paid-in	Retained	Comprehensive		Income
(Dollars in thousands)	Stock	Capital	Earnings	Income	Total	(Loss)
Balance, March 31, 2010	14,534,431	$85,338	$73,134	$8,524	$166,996
Comprehensive income:
Net income		—	19,843	—	19,843	$19,843
Currency translation adjustment			—	2,833	2,833	2,833
Comprehensive income						$22,676
Non-cash equity based compensation		2,231	—	—	2,231
Amounts from exercise of stock options	372,165	4,818	—	—	4,818
Tax benefit from exercise of stock options		122	—	—	122
Balance, December 31, 2010	14,906,596	$92,509	$92,977	$11,357	$196,843

Balance, March 31, 2011	14,989,675	$93,608	$101,309	$14,152	$209,069
Comprehensive income:
Net income		—	19,360	—	19,360	$19,360
Currency translation adjustment		—	—	(2,883)	(2,883)	(2,883)
Comprehensive income						$16,477
Non-cash equity based compensation		3,662	—	—	3,662
Amounts from exercise of stock options	327,335	5,123	—	—	5,123
Tax benefit from exercise of stock options		819	—	—	819
Purchases of company stock	(229,911)	(6,505)	—	—	(6,505)
Balance, December 31, 2011	15,087,099	$96,707	$120,669	$11,269	$228,645

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended December 31,
(Amounts in thousands)	2011	2010
Cash flows from operating activities:
Net income	$19,360	$19,843
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	11,948	11,226
Gain on sale of assets	—	(3)
Non-cash equity based compensation	3,662	2,231
Deferred income taxes	(479)	360
Equity income in unconsolidated joint venture	(612)	(402)
Unconsolidated joint venture distributions	582	114
Net change in operating assets and liabilities:
Accounts receivable, trade	2,142	(5,264)
Inventories	(2,932)	(10,316)
Prepaid expenses, other current assets and other receivables	596	(864)
Other assets	(1,910)	62
Accounts payable	1,622	451
Accrued expenses, accrued compensation, other current and other liabilities	(3,576)	3,365
Income taxes payable	(3,209)	1,784
Net cash provided by operating activities	27,194	22,587
Cash flows from investing activities:
Purchases of property and equipment	(9,759)	(6,676)
Proceeds from sale of assets	—	33
Acquisition of business, net of cash acquired, and acquired intangible assets	(46,317)	(27,037)
Net cash used in investing activities	(56,076)	(33,680)
Cash flows from financing activities:
Borrowings from revolver	48,900	62,746
Borrowings from long-term debt	—	20,000
Repayments of revolver, and capital leases	(14,559)	(59,700)
Repayments of long-term debt	(141)	(8,145)
Payment of deferred financing costs	(353)	(1,568)
Purchase of treasury stock	(6,500)	—
Proceeds from exercise of options and employee stock purchase plan	5,123	4,818
Excess tax benefit from exercise of stock options	819	122
Net cash provided by (used in) financing activities	33,289	18,273

Net change in cash and cash equivalents	4,407	7,180
Effect of exchange rate changes on cash	(715)	371
Cash, beginning of year	20,860	23,165
Cash, end of period	$24,552	$30,716

Supplemental Cash Flow Information:
Cash paid or received during the period for:
Interest paid	$(1,627)	$(2,935)
Income taxes paid	(3,939)	(1,876)
Income taxes refunded	72	1,890

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

Interim financial statements: The information presented as of December 31, 2011 and for the three and nine months ended December 31, 2011 and 2010 is unaudited, and reflects all adjustments (consisting only of normal recurring adjustments) which Measurement Specialties, Inc. (the “Company,” “MEAS,” or “we”) considers necessary for the fair presentation of the Company’s financial position as of December 31, 2011, the results of its operations for the three and nine months ended December 31, 2011 and 2010, and cash flows for the nine months ended December 31, 2011 and 2010. The Company’s March 31, 2011 condensed consolidated balance sheet information was derived from the audited consolidated financial statements for the year ended March 31, 2011, which is included as part of the Company’s Annual Report on Form 10-K.

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

Description of business: Measurement Specialties, Inc. is a global leader in the design, development and manufacture of sensors and sensor-based systems for original equipment manufacturers (“OEM”) and end users, based on a broad portfolio of proprietary technology and typically characterized by the MEAS brand name. We are a global business and we believe we have a high degree of diversity when considering our geographic reach, broad range of products, number of end-use markets and breadth of customer base. The Company is a multi-national corporation with fourteen primary manufacturing facilities strategically located in the United States, China, France, Ireland, Germany, Switzerland and Scotland, enabling the Company to produce and market globally a wide range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for engine and vehicle, medical, general industrial, consumer and home appliance, military/aerospace, water monitoring and test and measurement applications. The Company’s sensor products include pressure sensors and transducers, pressure and temperature scanning instrumentation, linear/rotary position sensors, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors, humidity, temperature, fluid property sensors and hydrostatic pressure transducers. The Company's advanced technologies include piezo-resistive silicon sensors, application-specific integrated circuits, micro-electromechanical systems (“MEMS”), piezoelectric polymers, foil strain gauges, force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, electromagnetic displacement sensors, hygroscopic capacitive sensors, ultrasonic sensors, optical sensors, negative thermal coefficient (“NTC”) ceramic sensors, torque sensors, mechanical resonators, reed switch and submersible hydrostatic level sensors.

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

Use of estimates: The preparation of the consolidated financial statements, in accordance with U.S. generally accepted accounting principles, requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the useful lives of fixed assets, carrying amount and analysis of recoverability of property, plant and equipment, assets held for sale, acquired intangibles, goodwill, deferred tax assets, valuation allowances for receivables, inventories, income tax uncertainties and other contingencies, including acquisition earn-outs, and stock based compensation. Actual results could differ from those estimates.

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

3. STOCK BASED COMPENSATION AND PER SHARE INFORMATION

Non-cash equity-based compensation expense for the three months ended December 31, 2011 and 2010 was $1,162 and $974, respectively, and for the nine months ended December 31, 2011 and 2010 was $3,662 and $2,231, respectively. During the three months ended December 31, 2011, the Company did not grant any stock awards, and during the nine months ended December 31, 2011, the Company granted 22,778 restricted stock units and options from the 2010 Equity Incentive Plan (the “2010 Plan”). The estimated fair value of restricted stock units granted during nine months ended December 31, 2011 approximated $631, net of expected forfeitures and is being recognized over the respective vesting periods. During the three and nine months ended December 31, 2011, the Company recognized $144 and $315, respectively, of expense related to these restricted stock units.

The Company has five share-based compensation plans for which equity awards are currently outstanding. These plans are administered by the compensation committee of the Board of Directors, which approves grants to individuals eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. The Chief Executive Officer can also grant individual awards up to certain limits as approved by the compensation committee. Awards are generally granted based on the individual’s performance. Terms for stock option awards include pricing based on the closing price of the Company’s common stock on the award date, and generally vest over three to five year requisite service periods using a graded vesting schedule or subject to performance targets established by the compensation committee. Shares issued under stock option plans are newly issued common stock. Readers should refer to Note 13 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 for additional information related to the five share-based compensation plans under which awards are currently outstanding.

The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of equity-based awards with the following assumptions for the indicated periods.

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Dividend yield	—	—	—	—
Expected volatility	74.1%	68.8%	74.1%	68.3%
Risk free interest rate	1.3%	0.9%	1.3%	1.1%
Expected term after vesting (in years)	2.0	2.0	2.0	2.0
Weighted-average grant-date fair value	$31.90	$13.71	$31.90	$13.00

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

During the nine months ended December 31, 2011, 327,335 stock options were exercised yielding $5,123 in cash proceeds and excess tax benefit of $819 recognized as additional paid-in capital. At December 31, 2011, there was $2,258 of unrecognized compensation cost adjusted for estimated forfeitures related to share-based payments, which is expected to be recognized over a weighted-average period of approximately 1 year.

Per share information: Basic and diluted per share calculations are based on net income. Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, less the shares that may be repurchased with the funds received from their exercise. Outstanding awards relating to approximately 139,902 and 688,540 weighted shares were excluded from the calculation for the three months ended December 31, 2011 and 2010, respectively, and outstanding awards relating to approximately 417,635 and 1,762,164 weighted shares were excluded from the calculation for the nine months ended December 31, 2011 and 2010, respectively, as the impact of including such awards in the calculation of diluted earnings per share would have had an anti-dilutive effect.

The computation of the basic and diluted net income per common share is as follows:

	Net income (Numerator)	Weighted Average Shares in thousands (Denominator)	Per-Share Amount
Three months ended December 31, 2011:
Basic per share information	$4,695	15,040	$0.31
Effect of dilutive securities	—	778	(0.01)
Diluted per-share information	$4,695	15,818	$0.30

Three months ended December 31, 2010:
Basic per share information	$7,499	14,684	$0.51
Effect of dilutive securities	—	763	(0.02)
Diluted per-share information	$7,499	15,447	$0.49

Nine months ended December 31, 2011:
Basic per share information	$19,360	15,059	$1.29
Effect of dilutive securities	—	859	(0.07)
Diluted per-share information	$19,360	15,918	$1.22

Nine months ended December 31, 2010:
Basic per share information	$19,843	14,609	$1.36
Effect of dilutive securities	—	613	(0.06)
Diluted per-share information	$19,843	15,222	$1.30

4. INVENTORIES

Inventories are valued at the lower of cost or market (‘LCM’) using the first-in first-out method.  Inventories and inventory reserves for slow-moving, obsolete and lower of cost or market exposures at December 31, 2011 and March 31, 2011 are summarized as follows:

	December 31, 2011	March 31, 2011
Raw Materials	$32,421	$30,608
Work-in-Process	10,867	10,330
Finished Goods	18,303	15,650
	61,591	56,588
Inventory Reserves	(4,671)	(4,376)
	$56,920	$52,212

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Property, plant and equipment are summarized as follows:

	December 31, 2011	March 31, 2011	Useful Life
Production equipment and tooling	$58,780	$55,295	3-10 years
Building and leasehold improvements	31,127	27,192	39 to 45 years or lesser of useful life or remaining term of lease
Furniture and equipment	15,826	14,783	3-10 years
Construction-in-progress	1,220	1,880
Total	106,953	99,150
Less: accumulated depreciation and amortization	(52,949)	(48,847)
	$54,004	$50,303

Total depreciation was $2,267 and $2,182 for the three months ended December 31, 2011 and 2010, respectively. Total depreciation was $6,503 and $6,163 for the nine months ended December 31, 2011 and 2010, respectively. Property and equipment included $70 and $56 in capital leases at December 31, 2011 and March 31, 2011, respectively.

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

Goodwill balances presented in the consolidated balance sheets of foreign acquisitions are translated at the exchange rate in effect at each balance sheet date; however, opening balance sheets used to calculate goodwill and acquired intangible assets are based on purchase date exchange rates, except for earn-out payments, which are recorded at the exchange rates in effect on the date the earn-out is accrued. The following table shows the roll forward of goodwill reflected in the financial statements for the nine months ended December 31, 2011:

Accumulated goodwill	$119,217
Accumulated impairment losses	(3,353)
Balance March 31, 2011	115,864
Attributable to 2008 acquisitions	8
Attributable to 2011 acquisitions	173
Attributable to 2012 acquisitions	30,056
Effect of foreign currency translation	(484)
Balance December 31, 2011	$145,617

The following briefly describes the Company’s acquisitions since March 31, 2010 forward and any acquisition for which purchase price allocation remains preliminary or subject to earn-out contingencies, as well as the Intersema acquisition with related notes payable information.

Visyx: Effective November 20, 2007, the Company acquired certain assets of Visyx Technologies, Inc. (Visyx”) based in Sunnyvale, California for $1,624 ($1,400 at close, $100 held-back to cover certain expenses, and $124 in acquisition costs). The Seller has the potential to receive up to an additional $2,000 in the form of a contingent payment based on successful commercialization of specified sensors prior to December 31, 2011, and an additional $9,000 earn-out based on a percentage of sales through calendar year 2011, of which $4,000 remains available through December 31, 2011. In December 2010, the Company paid $2,000 in connection with the earn-out related to the successful commercialization of certain sensors, which was recorded as additional purchase price. Through December 31, 2011, approximately $121 of the sales based earn-out had been recorded as additional purchase price. Visyx has a range of sensors that measure fluid properties, including density, viscosity and dielectric constant, for use in heavy truck/off road engines and transmissions, compressors/turbines, refrigeration and air conditioning.

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

Pressure Systems, Inc.: On September 8, 2010, the Company acquired all of the capital stock of Pressure Systems, Inc. (“PSI”), a sensor company based in Hampton, Virginia, for $25,037 ($25,000 in cash at close and approximately $37 paid after closing).  PSI is a global leader in pressure sensing instrumentation for the aerospace industry and for water monitoring within operational and resource management applications. The water monitoring industry is large and a significant growth opportunity for the Company. Additionally, the Company achieved cost synergies with the PSI business combination mainly through the consolidation of operations due to the close proximity of the acquisition to the Company’s existing Hampton facility. The transaction was funded from a combination of available cash on hand and borrowings under the Company’s Senior Secured Credit Facility. PSI had annual aggregate sales of approximately $18,000 based on its most recently completed fiscal year ended October 31, 2009. From the acquisition date to December 31, 2010, approximately $7,190 of sales and approximately $745 of net income are included in the Company’s condensed consolidated financial statements, as well as $176 in transaction related costs. The Company’s final purchase price allocation related to the PSI acquisition is as follows:

Assets:
Accounts receivable	$2,290
Inventory	2,017
Prepaid and other	88
Property and equipment	2,808
Other	59
Acquired intangible assets	8,770
Goodwill	13,748
29,780
Liabilities:
Accounts payable	(737)
Accrued expenses and other liabilities	(630)
Deferred income taxes	(3,376)
(4,743)
Total Purchase Price	$25,037

Eureka: On July 8, 2011, the Company acquired certain assets of Eureka Environmental, Inc. (“Eureka”), a sensor company based in Austin, Texas, for $2,250. The sellers have the potential to receive additional amounts in the form of a contingent payment based on certain earnings thresholds through calendar 2013, for which the Company has recorded as part of purchase price the fair value estimate of $2,100.  Acquisition earn-out contingency is discounted at an industry specific weighted average cost of capital adjusted for, among other factors, time and risk. The estimate for this earn-out is based on certain assumptions and actual amounts could differ significantly and changes to this estimate will be recorded to earnings in future periods. Eureka manufactures a range of multi-probe pressure sensors mainly used for monitoring water quality. The water monitoring industry is large and a significant growth opportunity for the Company. The transaction was funded from available cash on hand. Eureka had annual aggregate sales of approximately $2,000 based on its most recently completed fiscal year. For the three and nine months ended December 31, 2011, approximately $290 and $696 of net sales and approximately $108 and $144 of net losses related to Eureka are included in the Company’s condensed consolidated financial statements, and transaction-related costs of approximately $97 were recorded as a component of selling, general and administrative expenses. The Company’s preliminary purchase price allocation related to the Eureka acquisition is as follows:

Assets:
Inventory	$183
Prepaid and other	41
Property and equipment	27
Acquired intangible assets	722
Goodwill	3,393
4,366
Liabilities:
Accrued expenses	(16)
Accrued Earn-out Contingency	(2,100)
(2,116)
Cash Paid	2,250
Accrued Earn-out Contingency	2,100
Total Purchase Price	$4,350

Celesco: On September 30, 2011, the Company completed the acquisition of all of the capital stock of Transducer Controls Corporation, a sensor company doing business as Celesco (“Celesco”) based in Chatsworth, California, for $37,375, including an estimated $2,375 in acquired cash. The purchase price is subject to additional consideration adjustments based on final calculations of established working capital levels. Celesco is a leading supplier to OEMs of a range of position sensors, including short and long stroke string pot, linear potentiometer and rotary sensors. The transaction was funded from borrowings under the Company’s Senior Secured Credit Facility, as defined in Note 8 below. Celesco had annual aggregate sales of approximately $14,000 based on its most recently completed fiscal year. The Company has recorded transaction-related costs of approximately $258 as a component of selling, general and administrative expenses. For the three months ended December 31, 2011, $4,110 in net sales and $492 in net income from Celesco are included in the Company’s condensed consolidated financial statements. The Company’s preliminary purchase price allocation related to the Celesco acquisition is as follows:

Assets:
Cash	$4,618
Accounts receivable	2,338
Inventory	1,842
Prepaid and other	668
Property and equipment	75
Other	29
Acquired intangible assets	18,660
Goodwill	21,436
49,666
Liabilities:
Accounts payable	(701)
Accrued expenses and other liabilities	(1,856)
Income taxes payable	(2,255)
Deferred income taxes	(7,479)
(12,291)
Total Purchase Price	$37,375

The opening balance sheet for Celesco includes acquired cash of approximately $2,375, as well as $2,243 of cash and seller transaction related obligations for certain post-close payments.

Gentech: On October 31, 2011, the Company completed the acquisition of all of the capital stock of Timesquest Limited, a holding company and the sole shareholder of Gentech International Limited (“Gentech”), for £6,500 or approximately $10,200, net of cash acquired, based on foreign currency exchange rates at the date of the acquisition. Gentech is a level sensor and non-contact level switch company based in Ayrshire, Scotland. The seller can earn up to an additional £1,500 or approximately $2,400 if certain sales performance goals for the two year period ending calendar 2013 are achieved, for which the Company has recorded as part of purchase price a preliminary fair value estimate of £1,196 or approximately $1,930 based on exchange rates at the date of acquisition.  Acquisition earn-out contingencies are discounted at an industry specific weighted average cost of capital adjusted for, among other factors, time and risk. The estimate for this earn-out is based on certain assumptions and actual amounts could differ significantly and changes to this estimate once finalized within the permitted measurement period will be recorded to earnings in future periods. Gentech is a leading supplier to OEMs of a range of level and position sensors, as well as reed switch technology, including level sensors used in SCR (urea) tanks. Gentech is expected to allow the Company to compete in the urea tank market with combined level and quality sensors. The transaction was funded from borrowings under the Company’s Senior Secured Credit Facility. The Company has recorded transaction-related costs of approximately $308 as a component of selling, general and administrative expenses. For the three months ended December 31, 2011, $2,459 in net sales and $93 in net loss from Gentech are included in the Company’s condensed consolidated financial statements. Gentech had annual aggregate sales of approximately £5,000 or approximately $8,000 for the year ended December 31, 2010. The Company’s preliminary purchase price allocation related to the Gentech acquisition is as follows:

Assets:
Cash	$1,328
Accounts receivable	2,591
Inventory	1,164
Prepaid and other	122
Property and equipment	299
Other	—
Acquired intangible assets	7,081
Goodwill	5,227
17,812
Liabilities:
Accounts payable	(1,191)
Accrued expenses and other liabilities	(2,949)
Income taxes payable	—
Deferred income taxes	(1,876)
(6,016)
Cash paid	11,796
Accrued Earn-out Contingency	1,930
Total Purchase Price	$13,726

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

The gross amounts and accumulated amortization, along with the range of amortizable lives, are as follows:

		December 31, 2011			March 31, 2011
	Weighted-Average Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	8	$57,480	$(19,729)	$37,751	$36,333	$(16,977)	$19,356
Patents	15	3,966	(1,684)	2,282	4,179	(1,585)	2,594
Tradenames	2	2,497	(2,308)	189	2,356	(2,294)	62
In-process research & development	Indefinite	230	—	230	230	—	230
Backlog	1	4,835	(4,157)	678	3,506	(3,506)	—
Covenants-not-to-compete	3	1,197	(1,055)	142	1,116	(1,035)	81
Proprietary technology	12	12,251	(2,731)	9,520	8,522	(2,189)	6,333
		$82,456	$(31,664)	$50,792	$56,242	$(27,586)	$28,656

Amortization expense for acquired intangible assets for the three months ended December 31, 2011 and 2010 was $2,501 and $1,832, respectively and amortization expense for the nine months ended December 31, 2011 and 2010 was $5,176 and $4,269, respectively. Annual amortization expense for the years ending December 31 is estimated as follows:

Amortization
Year	Expense
2012	$7,364
2013	5,709
2014	5,459
2015	5,398
2016	5,073
Thereafter	21,789
$50,792

Pro forma Financial Data (Unaudited): The following represents the Company’s pro forma consolidated income from continuing operations, net of income taxes, for the three and nine months ended December 31, 2011 and 2010, based on purchase accounting information assuming the PSI, Eureka, Celesco and Gentech acquisitions occurred as of April 1, 2010, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had the acquired company been operated as part of the Company since April 1, 2010.

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Net sales	$77,282	$77,069	$240,542	$223,483

Net income	$4,763	$8,109	$21,740	$20,294

Net income per share:
Basic	$0.32	$0.55	$1.44	$1.39
Diluted	$0.30	$0.52	$1.37	$1.33

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

For cash and cash equivalents, accounts receivable, other receivables, prepaid and other assets (current), accounts payable, and accrued expenses and other liabilities (non-derivatives), the carrying amounts approximate fair value because of the short maturity of these instruments. Assets held for sale, which is the former PSI facility, approximate fair value less cost to sell. The fair value of the asset held for sale is based on management’s best estimates using various valuation considerations, including sale comparison approach for similar assets. Non-current other assets consist of various miscellaneous items such as deposits and deferred costs and non-current other liabilities consist mostly of deferred rent. Acquisition earn-out contingencies are recorded at fair value based on a valuation report, which is considered a Level 3 measurement. Deferred financing costs, deposits and deferred rent are by their nature recorded at their historical cost. Investment in unconsolidated joint venture is not recorded at fair value, but accounted for under the equity method.

For promissory notes payable, capital lease obligations, deferred acquisition payments and such other non-current liabilities, the fair value is determined as the present value of expected future cash flows discounted at the current interest rate, which approximates rates currently offered by lending institutions for loans of similar terms to companies with comparable credit risk. These are considered Level 2 inputs.

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

Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing and operating sites throughout the world and a large portion of its sales are generated in foreign currencies. A substantial portion of the Company’s revenue is priced in U.S. dollars, and most of its costs and expenses are priced in U.S. dollars, with the remaining priced in Chinese RMB, Euros, Swiss francs and British pounds. Sales by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar. Accordingly, the competitiveness of its products relative to products produced locally (in foreign markets) may be affected by the performance of the U.S. dollar compared with that of our foreign customers’ currencies. Refer to Note 10, Segment Information, for details concerning net sales invoiced from our facilities within the U.S. and outside of the U.S., as well as long-lived assets. Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s consolidated financial statements.

During the nine months ended December 31, 2011, the RMB appreciated approximately 3.0% relative to the U.S. dollar. The RMB appreciated approximately 4% relative to the U.S. dollar during fiscal 2011, and did not appreciate during fiscal 2010. The Chinese government no longer pegs the RMB to the U.S. dollar, but established a currency policy letting the RMB trade in a narrow band against a basket of currencies. The Company has more expenses in RMB than sales (i.e., short RMB position), and as such, if the U.S. dollar weakens relative to the RMB, our operating profits will decrease. We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

Fluctuations in the value of the Hong Kong dollar have not been significant since October 17, 1983, when the Hong Kong government tied the value of the Hong Kong dollar to that of the U.S. dollar. However, there can be no assurance that the value of the Hong Kong dollar will continue to be tied to that of the U.S. dollar.

The Company’s French, Irish and German subsidiaries have more sales in Euros than expenses in Euros and the Company’s Swiss subsidiary has more expenses in Swiss francs than sales in Swiss francs, and as such, if the U.S. dollar weakens relative to the Euro and Swiss franc, our operating profits increase in France, Ireland and Germany, but decrease in Switzerland. The Company’s British subsidiary has more expenses in British pounds than sales in British pounds, and as such, if the U.S. dollar weakens relative to the British pound, our operating profits decrease in the United Kingdom.

The Company has a number of foreign currency exchange contracts in Asia and in the United Kingdom in an attempt to hedge the Company’s exposure to the RMB and British pound. The RMB/U.S. dollar currency contracts have notional amounts totaling $16,100, with exercise dates through March 29, 2013 at average exchange rates of $0.158 (RMB to U.S. dollar conversion rate). With the RMB/U.S. dollar contracts, for every 1% depreciation of the RMB, the Company would be exposed to approximately $161 in additional foreign currency exchange losses. The British pound/U.S. dollar currency contracts have notional amounts totaling $1,380, with exercise dates through February 2012 at average exchange rates of $1.56 (British pound to U.S. dollar conversion rate). With the British pound/U.S. dollar contracts, for every 10% depreciation of the British pound, the Company would be exposed to approximately $138 in additional foreign currency exchange losses. Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in results of operations, not in other comprehensive income. To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

Fair values of derivative instruments not designated as hedging instruments are as follows:

	December 31,	March 31,
Financial position:	2011	2011	Location
Foreign currency contracts - RMB	$20	$143	Other assets (liabilities)
Foreign currency contracts - British pound	(1)	—	Other assets (liabilities)

The effect of derivative instruments not designated as hedging instruments on the statements of operations and cash flows for the three and nine months ended December 31, 2011 and 2010 is as follows:

	Three months ended December 31,		Nine months ended December 31,
Results of operations:	2011	2010	2011	2010	Location
Foreign currency contracts - RMB	$8	$(123)	$(149)	$(307)	Foreign currency exchange (gain) loss
Foreign currency contracts - Euro	—	3	—	22	Foreign currency exchange (gain) loss
Foreign currency contracts - British pound	1	—	—	—	Foreign currency exchange (gain) loss
Total	$9	$(120)	$(149)	$(285)

	Nine months ended December 31,
Cash flows from operating activities: Source (Use)	2011	2010	Location
Foreign currency exchange contracts - RMB	$277	$112
Foreign currency exchange contracts - Euro	—	(61)	Prepaid expenses, other assets (Accrued expenses, other liabilities)
Foreign currency contracts - British pound	—	—	Prepaid expenses, other assets (Accrued expenses, other liabilities)
Total	$277	$51

8. LONG-TERM DEBT:

Long-term debt and revolver: The Company entered into a Credit Agreement (the "Senior Secured Credit Facility") dated June 1, 2010, among JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the "Senior Secured Facility Agents"), Bank America, N.A., as syndication agent, HSBC Bank USA, N.A., as document agent, and certain other parties thereto (the "Credit Agreement") to refinance the Amended and Restated Credit Agreement effective as of April 1, 2006 among the Company, General Electric Capital Corporation (“GE”), as agent and a lender, and certain other parties thereto and to provide for the working capital needs of the Company including to effect permitted acquisitions.

The Senior Secured Credit Facility, as amended, consists of a $110,000 revolving credit facility (the "Revolving Credit Facility") with a $75,000 accordion feature enabling expansion of the Revolving Credit Facility to $185,000 and matures on November 8, 2016. The Revolving Credit Facility has a variable interest rate based on either the London Inter-bank Offered Rate ("LIBOR") or the ABR Rate (prime based rate) with applicable margins ranging from 1.25% to 2.00% for LIBOR based loans or 0.25% to 1.00% for ABR Rate loans. The applicable margins may be adjusted quarterly based on a change in the leverage ratio of the Company. The Senior Secured Credit Facility also includes the ability to borrow in currencies other than U.S. dollars, such as the Euro and Swiss Franc, up to $66,000, of which the Company utilized approximately $6,600 as of December 31, 2011. Commitment fees on the unused balance of the Revolving Credit Facility range from 0.25% to 0.375% per annum of the average amount of unused balances. The Revolving Credit Facility will expire on November 8, 2016 and all balances outstanding under the Revolving Credit Facility will be due on such date. The Company has provided a security interest in substantially all of the Company's U.S. based assets as collateral for the Senior Secured Credit Facility and private placement of credit facilities entered into by the Company from time to time not to exceed $50,000, including the Prudential Shelf Facility (as defined below). The Senior Secured Credit Facility includes an inter-creditor arrangement with Prudential and is on a pari passu (equal force) basis with the Prudential Shelf Facility.

The Senior Secured Credit Facility, as amended, includes specific financial covenants for maximum leverage ratio and minimum fixed charge coverage ratio, as well as customary representations, warranties, covenants and events of default for a transaction of this type. Consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for debt covenant purposes is the Company's consolidated net income determined in accordance with GAAP minus the sum of income tax credits, interest income, gain from extraordinary items for such period, any non-cash gains, and gains due to fluctuations in currency exchange rates, plus the sum of any provision for income taxes, interest expense, loss from extraordinary items, any aggregate net loss during such period arising from the disposition of capital assets, the amount of non-cash charges for such period, amortized debt discount for such period, losses due to fluctuations in currency exchange rates and the amount of any deduction to consolidated net income as the result of any grant to any members of the management of the Company of any equity interests. The Company's leverage ratio consists of total debt less unrestricted cash maintained in U.S. bank accounts which are subject to control agreements in favor of JPMorgan Chase Bank, N.A., as Collateral Agent, to Consolidated EBITDA. Adjusted fixed charge coverage ratio is Covenant EBITDA less capital expenditures for the last twelve months, excluding capital expenditures for the last twelve months in connection with the facilities being constructed in France in an aggregate amount of $11,000 and China in an aggregate amount of $6,000 through March 31, 2013, divided by fixed charges. Fixed charges are the last twelve months of scheduled principal payments, taxes paid in cash and consolidated interest expense. All of the aforementioned financial covenants are subject to various adjustments, many of which are detailed in the Credit Agreement.

As of December 31, 2011, the Company utilized the LIBOR based rate for $80,327 of the Revolving Credit Facility. The weighted average interest rate applicable to borrowings under the Revolving Credit Facility was approximately 1.9% at December 31, 2011. As of December 31, 2011, the outstanding borrowings on the Revolving Credit Facility, which is classified as non-current, were $80,327. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change. At December 31, 2011, the Company could have borrowed an additional $29,673 under the Revolving Credit Facility.

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

The Company was in compliance with financial covenants at December 31, 2011.

Deferred financing costs: Amortization of deferred financing costs totaled $79 and $92 for the three months ended December 31, 2011 and 2010, respectively, and amortization of deferred financing costs totaled $269 and $911 for the nine months ended December 31, 2011 and 2010, respectively. Approximately $585 of the deferred financing costs for the nine months ended December 31, 2010 related to the write-off of the deferred financing costs associated with the previous credit facility. Annual amortization expense of deferred financing costs associated with the refinancing is estimated to be approximately $280.

Chinese credit facility: On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co., Ltd (“CMB”).   On December 23, 2011, MEAS China renewed the China Credit Facility and extended the expiration to November 25, 2013. The China Credit Facility permits MEAS China to borrow up to RMB 68,000 (approximately $10,800).  Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal.  MEAS China has pledged its Shenzhen facility to CMB as collateral.  The interest rate will be based on the London Inter-bank Offered Rate (“LIBOR”) plus a LIBOR spread, depending on the term of the loan when drawn.  The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China. At December 31, 2011, MEAS China had not borrowed any amounts under the China Credit Facility.

European credit facility: On July 21, 2010, the Company’s subsidiary in France (“MEAS Europe”) entered into a five year credit facility agreement (the “European Credit Facility”) with La Societe Bordelaise de Credit Industriel et Commercial (“CIC”). The European Credit Facility permits MEAS Europe to borrow up to €2,000 (approximately $2,800).  Specific covenants include certain financial covenants for maximum leverage ratio and net debt to equity ratio, as well as customary limitations, compliance with laws and regulations, use of proceeds, and timely payment of interest and principal.  MEAS Europe has pledged its Les Clayes-sous-Bois, France facility to CIC as collateral.  The interest rate is based on the EURIBOR Offered Rate (“EURIBOR”) plus a spread of 1.8%. The EURIBOR interest rate will vary depending on the term of the loan when drawn.  The purpose of the European Credit Facility is primarily to provide additional flexibility in funding operations of MEAS Europe. At December 31, 2011, there were no amounts borrowed against the European Credit Facility and MEAS Europe could borrow €2,000.

Promissory notes: In connection with the acquisition of Intersema Microsystems SA (“Intersema”), the Company issued 10,000 Swiss franc unsecured promissory notes (the “Intersema Notes”). At December 31, 2011, the Intersema Notes totaled $2,660 all of which was classified as current. The Intersema Notes are payable in four equal annual installments through January 15, 2012, and bear an interest rate of 4.5% per year. The Intersema Notes were paid in full in January 2012.

Long-term debt and promissory notes: Below is a summary of the long-term debt and promissory notes outstanding at December 31, 2011 and March 31, 2011:

	December 31,	March 31,
	2011	2011
Term notes at 5.70% due in full on June 1, 2015	$10,000	$10,000

Term notes at 6.15% due in full on June 1, 2017	10,000	10,000

Five year term-loan at prime or LIBOR plus 4.50% or 3.00%	—	—

Governmental loans from French agencies at no interest and payable based on R&D expenditures	855	1,008

Term credit facility with six French banks at an interest rate of 4%	—	64
	20,855	21,072
Less current portion of long-term debt	133	171
	$20,722	$20,901
4.5% promissory note payable in four equal annual installments through January 15, 2012	$2,660	$2,713
Less current portion of promissory notes payable	2,660	2,713
	$—	$—

The annual principal payments of long-term debt, promissory notes and revolver as of December 31, 2011 are as follows:

Year ended December 31,	Term	Other	Subtotal	Notes	Revolver	Total
2012	$—	$133	$133	$2,660	$—	$2,793
2013	—	194	194	—	—	194
2014	—	130	130	—	—	130
2015	10,000	398	10,398	—	—	10,398
2016	—	—	—	—	80,327	80,327
Thereafter	10,000	—	10,000	—	—	10,000
Total	$20,000	$855	$20,855	$2,660	$80,327	$103,842

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

Contingency: Exports of technology necessary to develop and manufacture certain of the Company’s products are subject to U.S. export control laws and similar laws of other jurisdictions, and the Company may be subject to adverse regulatory consequences, including government oversight of facilities and export transactions, monetary penalties and other sanctions for violations of these laws. All exports of technology necessary to develop and manufacture the Company’s products are subject to U.S. export control laws. In certain instances, these regulations may prohibit the Company from developing or manufacturing certain of its products for specific end applications outside the United States. In late May 2009, the Company became aware that certain of its piezo products when designed or modified for use with or incorporation into a defense article are subject the International Traffic in Arms Regulations ("ITAR") administered by the United States Department of State. Certain technical data relating to the design of the products may have been exported to China without authorization from the U.S. Department of State.  As required by the ITAR, the Company conducted a thorough investigation into the matter.  Based on the investigation, the Company filed in December 2009 a final voluntary disclosure with the U.S. Department of State relating to that matter, as well as to exports and re-exports of other ITAR-controlled technical data and/or products to Canada, India, Ireland, France, Germany, Italy, Israel, Japan, the Netherlands, South Korea, Spain and the United Kingdom, which disclosure has since been supplemented.  In the course of the investigation, the Company also became aware that certain of its products may have been exported from France without authorization from the relevant French authorities.  The Company investigated this matter thoroughly.   In December 2009, it also voluntarily submitted to French customs authorities a list of products that may have required prior export authorization, which has since been supplemented to exclude certain products. In addition, the Company has taken steps to mitigate the impact of potential violations, and we are in the process of strengthening our export-related controls and procedures. The U.S. Department of State and other regulatory authorities encourage voluntary disclosures and generally afford parties mitigating credit for submitting such voluntary disclosures. The Company nevertheless could be subject to potential regulatory consequences related to these possible violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and/or criminal penalties.  It is not possible at this time to predict the precise timing or probable outcome of any potential regulatory consequences related to these possible violations.  Moreover, due to the unpredictable nature of the probable outcome of these voluntary proceedings, the Company cannot make a reasonable estimate of the possible loss or range of losses at this time.  The Company has incurred during fiscal 2012 and cumulatively approximately $6 and $572, respectively, in legal fees associated with the ITAR matters.

Acquisition Earn-Outs and Contingent Payments: At December 31, 2011, the Company has a sales performance based earn-out totaling $4,000 in connection with the Visyx acquisition, of which approximately $121 has been recorded as additional purchase price since this portion of the established criteria is determinable and has been met. The Company has an earnings based earn-out in connection with the Eureka acquisition, for which the Company has recorded an estimated fair value of $2,100. The Company has a sales based earn-out in connection with the Gentech acquisition, for which the Company has recorded a preliminary fair value estimate of £1,196 or approximately $1,930 based on exchange rates at the date of acquisition. The estimates for the Eureka and Gentech earn-outs are based on certain assumptions and actual amounts could differ significantly and changes to these estimates once finalized within the measurement period will be recorded to earnings in future periods.

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

Geographic information for revenues based on country from which invoiced and long-lived assets based on country of location, which includes property, plant and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization follows:

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Net Sales:
United States	$26,734	$27,307	$79,699	$72,159
France	13,023	11,226	39,606	31,514
Germany	4,246	5,062	15,242	12,941
Ireland	6,219	7,180	21,581	22,857
Switzerland	4,971	4,356	13,420	11,270
Scotland	2,459	—	2,459	—
China	18,689	16,556	54,761	47,281
Total:	$76,341	$71,687	$226,768	$198,022

	December 31,	March 31,
	2011	2011
Long Lived Assets:
United States	$7,284	$9,079
France	13,247	9,086
Germany	3,021	3,540
Ireland	3,115	3,310
Switzerland	2,164	2,290
Scotland	277	—
China	24,896	22,998
Total:	$54,004	$50,303

At December 31, 2011, approximately $6,514 of the Company’s cash is maintained in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations.

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

Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, many of which are beyond our control. Actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made. Factors that might cause actual results to differ materially from the expected results described in or underlying our forward-looking statements include:

•	Conditions in the general economy, including risks associated with the current financial markets and worldwide economic conditions and demand for products that incorporate our products;

•	Competitive factors, such as price pressures and the potential emergence of rival technologies;

•	Compliance with export control laws and regulations;

•	Fluctuations in foreign currency exchange and interest rates;

•	Interruptions in supply chain, distribution systems, suppliers’ operations or the refusal of our suppliers to provide us or our customers with component materials, particularly in light of the current economic conditions, natural or man-made disasters and potential for suppliers to fail;

•	Timely development, market acceptance and warranty performance of new products;

•	Changes in product mix, costs and yields;

•	Uncertainties related to doing business in Europe and China;

•	Legislative initiatives, including tax legislation and other changes in the Company’s tax position;

•	Legal proceedings;

•	Product liability, warranty and recall claims;

•	Compliance with debt covenants, including events beyond our control;

•	Conditions in the credit markets, including our ability to raise additional funds;

•	Adverse developments in the housing industry and other markets served by us;

•	Changes in estimated fair value of acquisition earn-out contingencies due to changes in assumptions and expected results of applicable financial criteria; and

•	The risk factors listed from time to time in the reports we file with the SEC, including those described under “Item 1A. Risk Factors” in the Annual Report on Form 10-K.

This list is not exhaustive. Except as required under federal securities laws and the rules and regulations promulgated by the SEC, we do not intend to update publicly any forward-looking statements after the filing of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changes in assumptions or otherwise.

Overview

Measurement Specialties, Inc. is a global leader in the design, development and manufacture of sensors and sensor-based systems for original equipment manufacturers and end users. Our products are based on a broad portfolio of proprietary technology and typically sold under the MEAS brand name. We are a global business and we believe we have a relatively high degree of diversity when considering our geographic reach, our broad range of products, number of end-use markets and breadth of customer base. The Company is a multi-national corporation with fourteen primary manufacturing facilities strategically located in the United States, China, France, Ireland, Germany, Switzerland and Scotland, enabling the Company to produce and market world-wide a broad range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for engine and vehicles, including automotive, off-road and heavy truck, medical, consumer, military/aerospace, industrial and test and measurement applications. The Company’s sensor products include pressure sensors and transducers, pressure and temperature scanning instrumentation, linear/rotary position sensors, piezoelectric polymer film sensors, custom microstructures, load cells, accelerometers, optical sensors, humidity, temperature, fluid property sensors and hydrostatic pressure transducers. The Company's advanced technologies include piezo-resistive silicon sensors, application-specific integrated circuits, micro-electromechanical systems, piezoelectric polymers, foil strain gauges, force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, electromagnetic displacement sensors, hygroscopic capacitive sensors, ultrasonic sensors, optical sensors, negative thermal coefficient ceramic sensors, torque sensors, mechanical resonators, reed-switch and submersible hydrostatic level sensors. We compete in growing global market segments driven by demand for products that are smarter, safer, more energy-efficient, and environmentally-friendly. We deliver a strong value proposition to our customers through our willingness to customize sensor solutions, leveraging our innovative portfolio of core technologies and exploiting our low-cost manufacturing model based on our 16-year presence in China.

Executive Summary

Our vision is to be the supplier of choice to OEMs and select end-users for all their physical sensing needs. To that end, MEAS continues to expand our market position as a leading global sensor supplier. Our sales growth exceeds overall market increases, as supported by our seven year fiscal Compounded Annual Growth Rate (“CAGR”) in excess of 19%. The Company’s strong recovery since fiscal 2010 reflects the positive returns from our significant investments in research and development for new programs and the $249,500 invested in our 18 acquisitions since June 2004, expanding our product offering and geographic reach.

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

The Company made three acquisitions during the nine months ended December 31, 2011. On July 8, 2011, the Company purchased the assets of Eureka Environmental, a multi-probe sensor for monitoring water quality. On September 30, 2011, the Company purchased the stock of Transducer Controls Corporation, also known as Celesco, a manufacturer of a range of position sensors, including short and long stroke “string pot,” linear potentiometer and rotary sensors. On October 31, 2011, the Company completed the acquisition of all of the capital stock of Timesquest Limited, a holding company and the sole shareholder of Gentech International Limited (“Gentech”), a designer and manufacturer of position sensors used largely for tank liquid level measurement, including urea tank level in heavy truck SCR systems sensor based in Ayrshire, Scotland. Additionally, the Company acquired certain intellectual property rights for fluid property sensors utilizing optical spectral technology through a license agreement with Sentelligence. Acquisitions are a key component of the Company’s growth strategy, though there is no specific timetable for any acquisitions.

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

Overall, the Company expects moderate sales growth during fiscal 2012. Many of the Company’s customers remained cautious during the previous several months due to challenging economic conditions with, among other factors, the euro-zone debt crisis, fears of a double-dip recession, high unemployment and weaknesses in the housing market. Consequently, customers have continued to closely manage inventory levels by delaying and pushing-out orders; however, toward the end of the third quarter, the Company had stronger bookings, which the Company believes will support a recovery in sales during the fourth quarter. As a result of and due to limited customer visibility in product demand, we have set our outlook for sales accordingly: Including Eureka, Celesco and Gentech, the Company expects sales to range from $308,000 to $311,000 for fiscal 2012. We remain positive with regard to sales contribution coming from product developments and expect small contributions in fiscal 2012 and strong contributions in fiscal 2013 and in future periods. Additionally, we expect the sensor market will continue to perform well relative to the overall economy as a result of the increase in sensor content in various products across most end markets in the U.S., Europe and Asia. Sensor content continues to increase at a faster rate than overall product unit growth, as OEMs add “intelligence” in products across most market verticals to promote improved energy efficiency and cleaner technologies, to meet regulatory compliance requirements and to improve user safety and convenience.

The following graph details the Company’s quarterly net sales and adjusted EBITDA over the previous two years.

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

Quarter Ended	Net Sales	Quarterly Adjusted EBITDA*	Quarterly Adjusted EBITDA* Margin	Income (Loss) from Continuing Operations	Interest	Foreign Currency Exchange Loss (Gain)	Depreciation and Amortization	Income Taxes	Share-based Compensation	Other*
12/31/2009	$53,595	$8,709	16%	$3,265	$905	$(64)	$3,630	$(191)	$865	$300
3/31/2010	$59,772	$9,633	16%	$4,202	$808	$50	$3,237	$317	$943	$76
6/30/2010	$61,170	$12,123	20%	$5,589	$758	$(81)	$3,770	$1,386	$691	$10
9/30/2010	$65,166	$13,018	20%	$6,757	$884	$277	$3,350	$1,175	$567	$8
12/31/2010	$71,687	$14,176	20%	$7,499	$753	$(63)	$4,106	$893	$974	$14
3/31/2011	$76,766	$15,691	20%	$8,330	$650	$305	$3,667	$1,383	$1,356	$—
6/30/2011	$77,184	$15,277	20%	$8,008	$579	$399	$3,520	$1,453	$1,245	$73
9/30/2011	$73,243	$13,685	19%	$6,656	$548	$(378)	$3,581	$1,630	$1,254	$394
12/31/2011	$76,341	$13,057	17%	$4,695	$806	$27	$4,847	$1,187	$1,162	$333

* - Adjusted EBITDA = Income from Continuing Operations before Interest, Foreign Currency Exchange Loss (Gain), Depreciation and Amortization, Income Taxes, Share-based Compensation and Other. Other represents legal fees incurred related to certain International Traffic in Arms Regulations matters and professional fees related to acquisitions. Adjusted EBITDA Margin = Adjusted EBITDA divided Net Sales.

The primary factors that impact our costs of sales include production and sales volumes, product sales mix, foreign currency exchange rates, changes in the price of raw materials and the impact of various cost control measures. Although we expect continued pressures on our gross margins given our expectation that costs, including raw material and labor costs, will increase, we expect product mix to improve, largely due to slower Sensata sales growth relative to other more profitable product lines and expect to continue to increase leverage of our fixed manufacturing overhead. Despite our third quarter gross margins falling below 40%, we expect our gross margins during our fourth quarter and for fiscal 2012 to range from approximately 40% to 42%. The lower gross margins in the third quarter of fiscal 2012 were mainly due to product mix and lower volumes resulting in decreased absorption of overhead, as well as higher scrap and labor costs with several large new development programs. Gross margins for certain quarters could be outside this expected range based upon a number of possible factors. Gross margins have trended down over the past several years, largely due to unfavorable product sales mix (both in terms of organic growth and acquired sales) and the impact of the increase in the value of the RMB relative to the U.S. dollar. However, our gross margins increased in fiscal 2011 as compared to the prior year mainly because of the increase in overall volume of business after the recession. As with all manufacturers, our gross margins are sensitive to the overall volume of business (i.e., economies of scale) in that certain costs are fixed. Since our overall level of business increased in fiscal 2011, our gross margins and overall level of profits increased accordingly. During the nine months ended December 31, 2011, the RMB appreciated approximately 3.0%, and during fiscal 2011, the RMB appreciated approximately 4.0% relative to the U.S. dollar. There are indications this trend may continue in the near term. We estimate in 2012 for every 1% increase in the value of the RMB relative to the U.S. dollar, our gross margins decline by approximately $200.

Total selling, general and administrative expense (“Total SG&A”) as a percentage of net sales was lower in fiscal 2011 as compared to the prior year, mainly reflecting our ability to successfully leverage our SG&A expense by growing sales at a higher rate than SG&A expenses. As a percent of sales, Total SG&A was 28.6% and 34.1% in fiscal years 2011 and 2010, respectively. During the nine months ended December 31, 2011, Total SG&A as a percent of sales was approximately 29.3%. Higher SG&A expense during the first nine months of fiscal 2012 is due in part to acquisition-related costs, such as legal fees. During the first nine months of fiscal 2012, the Company incurred approximately $791 in professional fees associated with acquisition-related activity. We are expecting in 2012 an increase in our SG&A as a percentage of net sales mainly due to continued investment in R&D for new programs, increased amortization expense, higher non-cash equity based compensation and transaction related costs.

Amortization of acquired intangible assets and deferred financing costs increased over the past two years mainly due to the acquisitions of PSI in 2011 and Atexis and FGP in 2009 (the “2009 Acquisitions”). Amortization is disproportionately loaded more in the initial years of the acquisition, and therefore amortization expense is higher in the quarters immediately following a transaction, and declines in later years based on how various intangible assets are valued and the differing useful lives for which the respective intangible assets are amortized. For example, backlog is amortized over a period less than 1 year and patents are amortized over a weighted average life of 16 years. Amortization of acquired intangible assets is expected to increase in fiscal 2012 as compared to fiscal 2011, due to the acquisitions of Eureka, Celesco and Gentech (the “2012 Acquisitions”), and acquired intellectual property rights licensed from Sentelligence.

In addition to the margin exposure as a result of the depreciation of the U.S. dollar relative to the RMB, the Company also has foreign currency exchange exposures related to balance sheet accounts. When foreign currency exchange rates fluctuate, there is a resulting revaluation of assets and liabilities denominated and accounted for in foreign currencies other than the subsidiary’s functional currency. Foreign currency exchange (“fx”) losses or gains due to the revaluation of local subsidiary balance sheet accounts with realized and unrealized fx transactions increased sharply in recent years, because of, among other factors, volatility of foreign currency exchange rates. For example, our Swiss company, which uses the Swiss franc as its functional currency, holds cash denominated in foreign currencies (U.S. dollar and Euro). As the Swiss franc appreciates against the U.S. dollar and/or Euro, the cash balances held in those denominations are devalued when stated in terms of Swiss francs. These fx transaction gains and losses are reflected in our “Foreign Currency Exchange Gain or Loss.” Aside from cash, our foreign entities generally hold receivables and payables in foreign currencies. We recorded net fx losses of $439 in 2011 and net fx gains of $987 in 2010. During the nine months ended December 31, 2011, the Company recorded net fx losses of $47 . The Company’s operations outside of the U.S. and the volume of business denominated in other currencies have expanded over the years from acquisitions. We expect to see continued fx losses or gains associated with volatility of foreign currency exchange rates.

The Company uses and may continue to use foreign currency contracts to hedge these fx exposures. The Company does not hedge all of its fx exposures, but has accepted some exposure to exchange rate movements. The Company does not apply hedge accounting when derivative financial instruments are used to manage these fx exposures. Since the Company does not apply hedge accounting, the changes in the fair value of those derivative financial instruments are reported in earnings in the fx gains or losses caption. We expect the value of the U.S. dollar will continue to fluctuate relative to the RMB, Euro, Swiss franc and British pound. Therefore, both positive and negative movements in currency exchange rates relative to the U.S. dollar will continue to affect the reported amounts of sales, profits, and assets and liabilities in the Company’s consolidated financial statements.

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

In fiscal 2010, the Company’s subsidiary in China, MEAS China, received approval from the Chinese authorities for High New Technology Enterprise (“HNTE”) status. HNTE status decreased the tax rate for MEAS China from 18% to 15% through December 31, 2011. The Company is working with Chinese authorities for renewal of HNTE status, and based on current tax law and tax status, management believes MEAS China will obtain recertification for HNTE status. To qualify for this reduced rate the Company must continue to meet various criteria in regard to its operations related to sales, research and development activity, and intellectual property rights. If the Company does not continue to receive HNTE status, the Company’s income tax rate in China would increase to 25%.

The Company plans to continue investing in various capital projects in fiscal 2012 to generate higher sales in new and expanded programs, and expects these expenditures to range between 3% and 4% of sales. Additionally, the Company plans to invest in two new manufacturing facilities in Toulouse, France and Chengdu, China. The Toulouse facility is expected to be completed in the second half of calendar 2012 at a cost of approximately $10,000, excluding value added taxes (“VAT”). The Chengdu facility is expected to be built over a two year period at a cost of approximately $6,000, excluding land and VAT. As part of the transition to new facilities, the Company expects to temporarily increase certain inventory levels.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2010

The following table sets forth certain items from operations in our condensed consolidated statements of operations for the three months ended December 31, 2011 and 2010, respectively:

	Three months ended December 31,
	2011	2010	Change	Percent Change
Net sales	$76,341	$71,687	$4,654	6.5
Cost of goods sold	47,470	42,030	5,440	12.9
Gross profit	28,871	29,657	(786)	(2.7)
Operating expenses:
Selling, general, and administrative	18,664	17,854	810	4.5
Non-cash equity based compensation	1,162	974	188	19.3
Amortization of acquired intangibles and deferred financing costs	2,580	1,924	656	34.1
Total selling, general and administrative expenses	22,406	20,752	1,654	8.0
Operating income	6,465	8,905	(2,440)	(27.4)
Interest expense, net	806	753	53	7.0
Foreign currency exchange loss (gain)	27	(63)	90	(142.9)
Equity income in unconsolidated joint venture	(240)	(153)	(87)	56.9
Other income	(10)	(24)	14	(58.3)
Income before income taxes	5,882	8,392	(2,510)	(29.9)
Income tax expense from continuing operations	1,187	893	294	32.9
Income from continuing operations, net of income taxes	$4,695	$7,499	$(2,804)	(37.4)

Net sales: For the three months ended December 31, 2011, net sales totaled $76,341, an increase of $4,654 or 6.5% over the same period last year. Organic sales, defined as net sales excluding sales attributed to the Eureka, Celesco and Genetech acquisitions of $6,859 for the three months ending December 31, 2011, decreased $2,205 or approximately 3.1%. Sales decreases were in all sensor product lines, except Sensata, humidity, vibration and position, with the largest decreases in pressure, temperature and piezo product lines. The overall decrease in organic sales is largely driven by reduced demand due to global economic uncertainties. Many of the Company’s customers were more cautious during the previous several months due to challenging economic conditions with, among other factors, the euro-zone debt crisis, fears of recession, high unemployment and weaknesses in the housing market. Consequently, customers have been closely managing inventory levels by delaying and pushing-out orders; however, toward the end of the third quarter, the Company had stronger bookings, which the Company believes will support a recovery in sales during the fourth quarter. We expect the sensor market to continue to perform well relative to the overall economy as a result of the increase in sensor content in various products across most end markets in the U.S., Europe and Asia. Sensor content continues to increase at a faster rate than overall product unit growth, as OEMs add “intelligence” in products across most market verticals to promote improved energy efficiency and cleaner technologies, to meet regulatory compliance requirements and to improve user safety and convenience.

Gross margin: Gross margin (gross profit as a percent of net sales) decreased to approximately 37.8% from approximately 41.4%. The decrease in gross margin is mainly due to changes in product mix (i.e., higher Sensata sales which carry lower margin than other product line averages), and lower overhead absorption, largely driven by lower production and associated sales during the quarter, as well as higher scrap costs relative to prior periods and the appreciation of the RMB. The Company sold a larger proportion of products with lower gross margin during the current period as compared to the corresponding period last year, mainly reflecting the increase in automotive related sales and the decrease in piezo and temperature product line sales. In comparing the three months ending December 31, 2011 to the corresponding period last year, the RMB appreciated approximately 4.6% relative to the U.S. dollar. This translates to an annualized decrease in profits of approximately $920 based on an estimate decrease in our operating income of approximately $200 for every 1% appreciation of the RMB against the U.S. dollar.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability and cost of raw materials, foreign currency exchange rates, and other factors.

Selling, general and administrative: Overall, total selling, general and administrative (“SG&A”) expenses increased $1,654 or 8.0% to $22,406. Organic SG&A costs, defined as total SG&A excluding SG&A costs associated with the Eureka, Celesco and Gentech acquisitions and acquired intellectual property from Sentelligence of $3,039 for the three months ending December 31, 2011, decreased $1,385 or approximately 6.7%, despite increases in research and development costs. The decrease in organic SG&A mainly reflects a decrease in wage and benefit costs driven by the reversal of $1,000 management bonus during the quarter, since financial results have not met established targets. The increase in research and development costs is mostly due to the Company’s continued investment in new programs in support of future sales growth.

Total SG&A expenses as a percent of net sales increased to 29.3% from 28.9%. The increase in total SG&A as a percent of net sales is due to costs increasing at a higher rate than net sales, including the increases in acquisition related expenses, research and development costs, and amortization of acquired intangible assets.

Non-cash equity based compensation: Non-cash equity based compensation increased $188 to $1,162. The increase in non-cash equity based compensation is mainly due to a higher grant-date fair value assigned to options granted during the prior fiscal year. The grant-date fair value is calculated using the Black-Scholes-Merton option-pricing valuation model which is based on a number of variables, including share price, expected volatility, expected term and risk free interest rate. The higher fair value mainly reflects the increase in the Company’s share price. Total compensation cost related to share based payments not yet recognized totaled $2,258 at December 31, 2011, which is expected to be recognized over a weighted average period of approximately 1 year.

Amortization of acquired intangible assets and deferred financing costs: Amortization of acquired intangible assets and deferred financing costs increased $656 to $2,580 as compared to $1,924 during the same period last year. The increase in amortization expense is mainly because the additional amortization expense related to the acquisitions of Eureka, Celesco and Gentech (the “2012 Acquisitions”) and intellectual property rights licensed from Sentelligence. The Company expects amortization expense to increase next quarter as a result of the 2012 Acquisitions. Amortization expense is generally higher during the first year after an acquisition because, among other things, the order back-log is fully amortized during the initial year.

Interest expense, net: Interest expense increased $53 to $806 from $753. The increase in interest expense is primarily due to the increase in outstanding debt, which was partially offset by the decreases in average interest rates. Total consolidated average outstanding debt increased to approximately $106,378 for the three months ended December 31, 2011 as compared to $91,344 for the three months ended December 31, 2010, mainly reflecting additional borrowings to fund the 2012 Acquisitions. Interest rates declined to approximately 2.9% for the three months ended December 31, 2011 from about 3.4% the same period last year. The decrease in interest rates mainly reflects improved pricing with the amendment to the Company’s Credit Agreement (the "Senior Secured Credit Facility") effective November 8, 2011, which was partly offset by the increase in the London Inter-Bank Offered Rate (“LIBOR”) interest rate.

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

The change from a foreign currency exchange from a gain last year to an exchange loss this year is mainly due to exchange losses with the appreciation of the RMB relative to the U.S. dollar, partially offset with gains due to the fluctuations in the value of the Euro. The Company continues to be impacted by volatility in foreign currency exchange rates, including the impact of the fluctuation of the U.S. dollar relative to the Euro and Swiss franc, as well as the appreciation of the RMB relative to the U.S. dollar.

Income Taxes: Income tax expense for the three months ended December 31, 2011 increased $294 to $1,187 from $893 for the corresponding period last year. The increase in income tax expense is primarily due to the increase in the estimated annual effective tax rate (“estimated ETR”) and the generation of higher profits before taxes during the current period as compared to the same period last year, which was partially offset by a discrete non-cash income tax credit adjustment.

The Company’s overall effective tax rate (income tax expense divided by income before income taxes) for the three months ended December 31, 2011 was approximately 20%, as compared to approximately 11% the same period last year. Income tax expense during interim periods is based on an estimated ETR. The estimated ETR without discrete items for fiscal 2012 is approximately 21%, as compared to 17% estimated ETR without discrete items for the three months ended December 31, 2010. The increase in the estimated annual effective tax rate without discrete adjustments mainly reflects a higher proportion of taxable income in tax jurisdictions with higher tax rates, including the U.S. and Germany. The overall estimated ETR is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely and are subject to change.

NINE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2010

The following table sets forth certain items from operations in our condensed consolidated statements of operations for the nine months ended December 31, 2011 and 2010, respectively:

	Nine months ended December 31,
	2011	2010	Change	Percent Change
Net sales	$226,768	$198,022	$28,746	14.5
Cost of goods sold	135,449	114,424	21,025	18.4
Gross profit	91,319	83,598	7,721	9.2
Operating expenses:
Selling, general, and administrative	57,175	50,771	6,404	12.6
Non-cash equity based compensation	3,662	2,231	1,431	64.1
Amortization of acquired intangibles and deferred financing costs	5,445	5,063	382	7.5
Total selling, general and administrative expenses	66,282	58,065	8,217	14.2
Operating income	25,037	25,533	(496)	(1.9)
Interest expense, net	1,932	2,395	(463)	(19.3)
Foreign currency exchange loss	47	134	(87)	(64.9)
Equity income in unconsolidated joint venture	(612)	(402)	(210)	52.2
Other expense	41	110	(69)	(62.7)
Income before income taxes	23,629	23,296	333	1.4
Income tax expense	4,269	3,453	816	23.6
Net income	$19,360	$19,843	$(483)	(2.4)

Net sales: For the nine months ended December 31, 2011, net sales totaled $226,768, and represented an increase of $28,746 or 14.5% over the same period last year. Organic sales, defined as net sales excluding sales attributed to the PSI, Eureka, Celesco and Gentech acquisitions of $19,538 and $7,190 for the nine months ending December 31, 2011 and 2010, respectively, increased $16,398 or 8.6%. Sales increases were in all sensor product lines, except optical and piezo, with the largest increases in Sensata, humidity, position and vibration. The overall increase in organic sales is mainly due to new sales from broader product adoptions and new programs.

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

Contributing to the increase in sales was a translation increase in sales resulting from changes in foreign currency exchange rates. If the average U.S. dollar / Euro exchange rate had not changed during the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010, the Company’s net sales would have been lower by approximately $2,025. Since a portion of the Company’s sales are denominated in Euros and translated into U.S. dollars, there can be a translation decrease or a translation increase in the Company’s net sales depending on changes in exchange rates. The U.S. dollar depreciated relative to the Euro in comparing average exchange rates for the nine months ended December 31, 2011 to the nine months ended December 31, 2010. For example, €1,000 is translated to $1,400 based on the nine month average exchange rate ended December 31, 2011, but the same €1,000 is translated to $1,359 using nine month average exchange rate ending December 31, 2010.

Gross margin: Gross margin (gross profit as a percent of net sales) decreased to approximately 40.3% from approximately 42.2%. The decrease in gross margin is mainly due to product sales mix, increases in material costs and wages, higher scrap and the appreciation of the RMB. The Company sold a larger proportion of products with lower gross margin during the current period as compared to the corresponding period last year, mainly reflecting the increase in Sensata and other engine and vehicle related sales and the decrease in piezo sales. In comparing the first nine months of fiscal 2012 to the corresponding period last year, the RMB appreciated approximately 5.1% relative to the U.S. dollar, as compared to the corresponding period last year. This translates to a decrease in profits of approximately $1,020 based on an estimate decrease in our operating income of approximately $200 for every 1% appreciation of the RMB against the U.S. dollar.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability and cost of raw materials, foreign currency exchange rates, and other factors.

Selling, general and administrative: Overall, total selling, general and administrative (“SG&A”) expenses increased $8,217 or 14.2% to $66,282. Organic SG&A costs, defined as total SG&A excluding SG&A costs associated with the PSI, Eureka, Celesco and Gentech acquisitions and acquired intellectual property from Sentelligence of $6,281 and $2,806 for the nine months ending December 31, 2011 and 2010, respectively, increased $4,742 or 8.6%. The increase in organic SG&A mainly reflects increases in research and development costs and higher compensation costs, including wages and non-cash equity based compensation, as well as the translation increase in SG&A expenses resulting from the changes in foreign currency exchange rates and the increase in amortization of intangible assets. The increase in research and development costs is mostly due to the Company’s continued investment in new programs. The increase in compensation is due to, among other things, higher headcount and higher compensation levels, including non-cash equity based compensation, as part of the Company’s overall growth. If the average U.S. dollar / Euro exchange rate had not changed during the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010, SG&A expenses would have been lower by approximately $684.

Total SG&A expenses as a percent of net sales remained at approximately 29.3% as compared to the corresponding period last year.

Non-cash equity based compensation: Non-cash equity based compensation increased $1,431 to $3,662. The increase in non-cash equity based compensation is mainly due to a higher grant-date fair value assigned to options granted during the prior fiscal year. The grant-date fair value is calculated using the Black-Scholes-Merton option-pricing valuation model which is based on a number of variables, including share price, expected volatility, expected term and risk free interest rate. The higher fair value mainly reflects the increase in the Company’s share price. Total compensation cost related to share based payments not yet recognized totaled $2,258 at December 31, 2011, which is expected to be recognized over a weighted average period of approximately 1 year.

Amortization of acquired intangible assets and deferred financing costs: Amortization of acquired intangible assets and deferred financing costs increased $382 to $5,445 as compared to $5,063 the same period last year. The decrease in amortization expense is mainly because of the prior year write-off of $585 in deferred financing costs associated with the previous credit facility, which was partially offset by the increase in amortization associated with the PSI and the 2012 Acquisitions and acquired intellectual property from Sentelligence.

Interest expense, net: Interest expense decreased $463 to $1,932 from $2,395. The decrease in interest expense is primarily due to the decrease in average interest rates, which was partially offset by an increase in average outstanding debt. Interest rates declined to approximately 3.4% for the nine months ended December 31, 2011 from about 3.9% the same period last year. The decrease in interest rates mainly reflects improved pricing with the amendment to the Senior Secured Credit Facility effective November 8, 2011, which was partly offset by the increase in the LIBOR interest rate.

Total average outstanding debt increased to approximately $81,275 for the nine months ended December 31, 2011 as compared to $80,469 for the nine months ended December 31, 2010, mainly reflecting additional borrowing to fund the 2012 Acquisitions.

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

The decrease in foreign currency exchange loss is mainly due to the foreign currency exchange gains recorded in the second quarter of fiscal 2012 with the favorable fluctuation of the Euro relative to the U.S. dollar with the revaluation of the U.S. dollar denominated net asset position of the Company’s European operations. The Company continues to be impacted by volatility in foreign currency exchange rates, including the impact of the fluctuation of the U.S. dollar relative to the Euro, Swiss franc and British pound, as well as the appreciation of the RMB relative to the U.S. dollar.

Income Taxes: Income tax expense for the nine months ended December 31, 2011 increased $816 to $4,269 from $3,453 for the corresponding period last year. The increase in income tax expense is primarily due to the increase in the estimated annual effective tax rate (“estimated ETR”) and the generation of higher profits before taxes during the current period as compared to the same period last year, which was partially offset by a discrete non-cash income tax credit adjustment.

The Company’s overall effective tax rate (income tax expense divided by income before income taxes) for the nine months ended December 31, 2011 was approximately 18%, as compared to approximately 15% the same period last year. Income tax expense during interim periods is based on an estimated ETR. The estimated ETR without discrete items for fiscal 2012 is approximately 21%, as compared to 17% estimated ETR without discrete items for the nine months ended December 31, 2010. The increase in the estimated annual effective tax rate without discrete adjustments mainly reflects a higher proportion of taxable income in tax jurisdictions with higher tax rates, including the U.S. and Germany. The overall estimated ETR is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely and are subject to change.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $24,552 at December 31, 2011, an increase of $3,692 as compared to March 31, 2011, reflecting, among other factors, higher cash flows generated from operating activities, proceeds from stock-option exercises and borrowings from revolver, which were partially offset by cash used in investing activities for acquisitions and capital expenditures, share buy-back and debt payments.

The following compares the primary categories of the consolidated statement of cash flows for the nine months ended December 31, 2011 and 2010:

	Nine months ended December 31,
	2011	2010	Change

Net cash provided by operating activities	$27,194	$22,587	$4,607

Net cash used in investing activities	(56,076)	(33,680)	(22,396)

Net cash provided by (used in) financing activities	33,289	18,273	15,016

Effect of exchange rate changes on cash	(715)	371	(1,086)

Net change in cash and cash equivalents	$3,692	$7,551	$(3,859)

A key source of the Company’s liquidity is its ability to generate positive operating cash flows. Cash flows provided by operating activities increased $4,607 to $27,194. The increase in operating cash flows is mainly due to the $15,961 increase in cash flows from operating working capital (net changes in trade accounts receivable, inventory and accounts payable). In comparing cash flows generated from operating working capital for the nine months ended December 31, 2011 to the corresponding period last year, the largest drivers of the increase in cash flows from operating working capital were the favorable trends with trade receivables and inventory. The current period net change in accounts receivable was a decrease or source of cash flows of $2,142, as compared to an increase or a use of cash flows of $5,264 for the same period last year. The improvement in the change in trade receivables mainly reflects continued positive collection trends and the relative level of sales toward the end of the third quarter of fiscal 2012. The net increases in inventory for the current and prior periods were $2,932 and $10,316, respectively. The improvement in the change in inventory balances for operating cash flows is largely due to efforts to closely manage inventory levels. The decrease in income tax payable mainly reflects higher tax payments, and the increase in income tax payments during the current period as compared to the same period last year is due to higher levels of taxable income during the prior fiscal year.

Net cash used in investing activities for the nine months ended December 31, 2011 was $56,076 as compared to $33,680 for the corresponding period last year. The increase in cash used in investing activities mainly reflects higher value of purchase price and cash outlays for the 2012 Acquisitions and acquired intellectual property from Sentelligence, as compared to the corresponding period last year with the acquisition of PSI. The increase in capital expenditures primarily reflects the purchase of equipment for the manufacturing of new products and programs, as well as capital additions of $2,718 related to the new manufacturing facility in France.

Net cash provided by financing activities for the nine months ended December 31, 2011 totaled $33,289, as compared to $18,273 in net cash provided in financing activities the same period last year. The Company’s credit facilities are mainly utilized to fund acquisitions. The Company funded all of the Celesco and Gentech acquisitions and most of the PSI acquisition last year from borrowings under the Company’s revolver. During the nine months ended December 31, 2011, the Company made approximately $14,700 in revolver and other debt payments. Additionally, the Company executed a share buy-back plan and purchased 229,911 shares for $6,500 of the Company’s stock. Offsetting the revolver and debt payments were the proceeds from the exercise of stock options and the related excess tax benefit from the exercise of stock options. Proceeds from the exercise of stock options totaled $5,123.

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

The Senior Secured Credit Facility, as amended, consists of a $110,000 revolving credit facility (the "Revolving Credit Facility") with a $75,000 accordion feature enabling expansion of the Revolving Credit Facility to $185,000 and matures on November 8, 2016. The Revolving Credit Facility has a variable interest rate based on either the London Inter-bank Offered Rate ("LIBOR") or the ABR Rate (prime based rate) with applicable margins ranging from 1.25% to 2.00% for LIBOR based loans or 0.25% to 1.00% for ABR Rate loans. The applicable margins may be adjusted quarterly based on a change in the leverage ratio of the Company. The Senior Secured Credit Facility also includes the ability to borrow in currencies other than U.S. dollars, such as the Euro and Swiss Franc, up to $66,000, of which the Company has utilized approximately $6,600 as of December 31, 2011. Commitment fees on the unused balance of the Revolving Credit Facility range from 0.25% to 0.375% per annum of the average amount of unused balances. The Revolving Credit Facility will expire on November 8, 2016 and all balances outstanding under the Revolving Credit Facility will be due on such date. The Company has provided a security interest in substantially all of the Company's U.S. based assets as collateral for the Senior Secured Credit Facility and private placement of credit facilities entered into by the Company from time to time not to exceed $50,000, including the Prudential Shelf Facility (as defined below). The Senior Secured Credit Facility includes an inter-creditor arrangement with Prudential and is on a pari passu (equal force) basis with the Prudential Shelf Facility.

The Senior Secured Credit Facility includes specific financial covenants for maximum leverage ratio and minimum fixed charge coverage ratio, as well as customary representations, warranties, covenants and events of default for a transaction of this type. Consolidated EBITDA for debt covenant purposes is the Company's consolidated net income determined in accordance with GAAP minus the sum of income tax credits, interest income, gain from extraordinary items for such period, any non-cash gains, and gains due to fluctuations in currency exchange rates, plus the sum of any provision for income taxes, interest expense, loss from extraordinary items, any aggregate net loss during such period arising from the disposition of capital assets, the amount of non-cash charges for such period, amortized debt discount for such period, losses due to fluctuations in currency exchange rates and the amount of any deduction to consolidated net income as the result of any grant to any members of the management of the Company of any equity interests. The Company's leverage ratio consists of total debt less unrestricted cash maintained in U.S. bank accounts which are subject to control agreements in favor of JPMorgan Chase Bank, N.A., as Collateral Agent, to Consolidated EBITDA. Adjusted fixed charge coverage ratio is Consolidated EBITDA less capital expenditures for the last twelve months, excluding capital expenditures in connection with the facilities being constructed in France in an aggregate amount of $11,000 and China in an aggregate amount of $6,000 through March 31, 2013, divided by fixed charges. Fixed charges are the last twelve months of scheduled principal payments, taxes paid in cash and consolidated interest expense. All of the aforementioned financial covenants are subject to various adjustments, many of which are detailed in the Credit Agreement.

As of December 31, 2011, the Company utilized the LIBOR based rate for $80,327 of the Revolving Credit Facility. The weighted average interest rate applicable to borrowings under the Revolving Credit Facility was approximately 1.9% at December 31, 2011. As of December 31, 2011, the outstanding borrowings on the Revolving Credit Facility, which is classified as non-current, were $80,327. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change. At December 31, 2011, the Company could have borrowed an additional $29,673.

On June 1, 2010, the Company entered into a Master Shelf Agreement (the "Prudential Shelf Facility") with Prudential Investment Management, Inc. ("Prudential") whereby Prudential agreed to purchase up to $50,000 of senior secured notes (the "Senior Secured Notes") issued by the Company. Prudential purchased two Senior Secured Notes each for $10,000 and the remaining $30,000 of such Senior Secured Notes may be purchased at the discretion of Prudential or one or more of its affiliates upon the request of the Company. The Prudential Shelf Facility has a fixed interest rate of 5.70% and 6.15% for each of the two $10,000 Senior Secured Notes issued by the Company and the Senior Secured Notes issued there under are due on June 1, 2015 and 2017, respectively. The Prudential Shelf Facility includes specific financial covenants for maximum total leverage ratio and minimum fixed charge coverage ratio consistent with the Senior Secured Credit Facility, as well as customary representations, warranties, covenants and events of default. The Prudential Shelf Facility includes an inter-creditor arrangement with the Senior Secured Facility Agents and is on a pari passu (equal force) basis with the Senior Secured Credit Facility.

The Company was in compliance with financial covenants at December 31, 2011.

China credit facility: On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co., Ltd (“CMB”).   On December 23, 2011, MEAS China renewed the China Credit Facility and extended the expiration to November 25, 2013. The China Credit Facility permits MEAS China to borrow up to RMB 68,000 (approximately $10,800).  Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal.  MEAS China has pledged its Shenzhen facility to CMB as collateral.  The interest rate will be based on the London Inter-bank Offered Rate (“LIBOR”) plus a LIBOR spread, depending on the term of the loan when drawn.  The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China. At December 31, 2011, MEAS China had not borrowed any amounts under the China Credit Facility.

European credit facility: On July 21, 2010, the Company’s subsidiary in France (“MEAS Europe”) entered into a five year credit facility agreement (the “European Credit Facility”) with La Societe Bordelaise de Credit Industriel et Commercial (“CIC”). The European Credit Facility permits MEAS Europe to borrow up to €2,000 (approximately $2,600).   Specific covenants include specific financial covenants for maximum leverage ratio and net debt to equity ratio, as well as customary limitations, compliance with laws and regulations, use of proceeds, and timely payment of interest and principal.  MEAS Europe has pledged its Les Clayes-sous-Bois, France facility to CIC as collateral.  The interest rate is based on the EURIBOR Offered Rate (“EURIBOR”) plus a spread of 1.8%. The EURIBOR interest rate will vary depending on the term of the loan when drawn.  The purpose of the European Credit Facility is primarily to provide additional flexibility in funding operations of MEAS Europe. At December 31, 2011, there were no amounts borrowed against the European Credit Facility and MEAS Europe could borrow €2,000.

Promissory notes: In connection with the acquisition of Intersema Microsystems SA (“Intersema”), the Company issued 10,000 Swiss franc unsecured promissory notes (the “Intersema Notes”). At December 31, 2011, the Intersema Notes totaled $2,660, all of which was classified as current. The Intersema Notes are payable in four equal annual installments through January 15, 2012, and bear an interest rate of 4.5% per year.

Acquisition earn-outs and contingent payments: In connection with the Visyx acquisition, the Company has a sales performance based earn-out totaling $4,000. At December 31, 2011, the Company has recorded approximately $121 as additional purchase price for the sales based earn-out related to Visyx, since the related sales based targets had been achieved. The Company has an earnings based earn-out in connection with the Eureka acquisition, for which the Company recorded an estimated fair value of $2,100. The Company has sales based earn-out in connection with the Gentech acquisition, for which the Company recorded a preliminary fair value estimate of £1,196 or approximately $1,930, based on exchange rates at the date of acquisition. The estimates for the Eureka and Gentech earn-outs are based on certain assumptions and actual amounts could differ significantly and changes to this estimate once finalized within the measurement period will be recorded to earnings in future periods.

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

At December 31, 2011, we had approximately $24,552 of available cash and approximately $29,637 of borrowing capacity, after considering the limitations set on the Company’s total leverage under the revolving credit facility. This cash balance includes cash of $6,514 in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations. The Company’s cash balances are generated and held in numerous locations throughout the world, including substantial amounts held outside the United States. The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed. Wherever possible, cash management is centralized and intra-company financing is used to provide working capital to the Company’s operations. Cash balances held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted or prohibited by local laws. Where local restrictions prevent an efficient intra-company transfer of funds, the Company’s intent is that cash balances would remain in the foreign country and it would meet United States liquidity needs through ongoing cash flows, external borrowings, or both.

ACCUMULATED OTHER COMPREHENSIVE INCOME: Accumulated other comprehensive income primarily consists of foreign currency translation adjustments, which relate to the Company’s European and Asian operations and the effects of changes in the exchange rates of the U.S. dollar relative to the Euro, Chinese RMB, Hong Kong dollar, Japanese Yen, Swiss franc and British pound. Foreign currency translation adjustments are generally not adjusted for income taxes as they related to indefinite investments in non-U.S. subsidiaries. Accumulated other comprehensive income also includes unrecognized pension costs.

DIVIDENDS: We have not declared cash dividends on our common equity. Additionally, the payment of dividends is restricted under our Senior Secured Credit Facility. We intend to retain earnings to support our growth strategy and we do not anticipate paying cash dividends in the foreseeable future.

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

AGGREGATE CONTRACTUAL OBLIGATIONS: As of December 31, 2011, the Company’s contractual obligations, including payments due by period, are as follows:

Contractual Obligations:	Payment due by period
	Total	1 year	2-3 years	4-5 years	>5 years
Long-term debt obligations	$103,842	$2,793	$324	$90,725	$10,000
Interest obligation on long-term debt	13,826	2,833	5,508	5,212	273
Capital lease obligations	70	35	35	—	—
Operating lease obligations	22,178	4,349	7,452	4,358	6,019
Purchase obligations	11,154	11,139	15	—	—
Other long-term obligations*	8,932	4,038	4,194	250	450
Total	$160,002	$25,187	$17,528	$100,545	$16,742

* Other long-term obligations on the Company’s balance sheet under GAAP primarily consist of obligations under warranty polices, foreign currency contracts, acquisition earn-outs, certain annual minimum royalty requirements, contractual obligations related to the construction of new facilities and tax liabilities. The timing of cash flows associated with these obligations is based upon management’s estimate over the terms of these arrangements and are largely based on historical experience.

The above contractual obligation table excludes certain contractual obligations, such as possible severance payments to certain executives, since these contractual commitments are not accrued as liabilities at December 31, 2011 or otherwise indeterminable. These contractual obligations are accrued as liabilities when the respective contingencies are determinable or achieved.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Since March 31, 2011, the Company experienced the following significant changes to our market risk:

There was an increase in the notional amount of RMB/U.S. dollar forward currency contracts and the additional foreign currency exposures associated with the acquisition of Gentech. For a discussion of market risk affecting us, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended March 31, 2011.

The Company has entered into a number of foreign currency exchange contracts in China in an attempt to hedge the Company’s exposure to the RMB. The RMB/U.S. dollar currency contracts have gross notional amounts totaling $16,100 with exercise dates through March 29, 2013 at an average exchange rate of $0.158 (RMB to U.S. dollar conversion rate). With these RMB/U.S. dollar contracts, for every 1% depreciation of the RMB or a 1% appreciation of the RMB, the Company would be exposed to an additional fx gains and losses, respectively, of approximately $161. Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in the results of operations, not in other comprehensive income.

On October 31, 2011, the Company completed the acquisition of all of the capital stock of Timesquest Limited, a holding company and the sole shareholder of Gentech International Limited, a level sensor and non-contact level switch company based in Ayrshire, Scotland for £6,500 or approximately $10,200, net of cash acquired, based on foreign currency exchange rates at the date of the acquisition. With the purchase of Gentech, the Company acquired a number of foreign currency contracts, as well as added an operating entity with the British pound as the functional reporting currency. The British pound/U.S. dollar currency contracts have gross notional amounts totaling $1,380 with exercise dates through February 2012 at an average exchange rate of $1.56 (British pound to U.S. dollar conversion rate). With these British pound/U.S. dollar contracts, for every 10% depreciation of the British pound or a 10% appreciation of the British pound, the Company would be exposed to an additional fx gains and losses, respectively, of approximately $138. Gentech had annual aggregate sales of approximately £5,000 or approximately $8,000 for the year ended December 31, 2010. Based on our net exposure of British pound to U.S. dollars, we estimate a negative impact of $60 to operating income for every 10% appreciation of the British pound against the U.S. dollar for fiscal 2012.

The Company has an earnings based earn-out contingency in connection with the Eureka acquisition, for which the Company has recorded an estimated fair value of $2,100. The Company has a sales based earn-out in connection with the Gentech acquisition, for which the Company has recorded a preliminary fair value estimate of £1,196 or approximately $1,930, based on exchange rates at the date of acquisition. The estimates for the Eureka and Gentech earn-outs are based on certain assumptions and actual amounts could differ significantly and changes to this estimate once finalized within the measurement period will be recorded to earnings in future periods. The acquisition earn-out contingencies are preliminary at December 31, 2011, and as such, changes will be recorded to goodwill; however, once finalized within the permitted measurement period, if the earn-out contingencies with Eureka and Gentech acquisitions are understated by 10%, we estimate a negative impact to earnings of $210 and $193, respectively.

ITEM 4. CONTROLS AND PROCEDURES

(Amounts in thousands)

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer with the participation of management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2011, management did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s evaluation of the Company’s internal controls and procedures as of December 31, 2011 excluded the evaluation of internal controls for the Company’s recent acquisitions of Eureka, Celesco and Gentech. At December 31, 2011, Eureka represented approximately $4,539 in total assets and $696 in net sales for the nine months ended December 31, 2011. Celesco, which was acquired on September 30, 2011, represented approximately $44,042 in total assets at December 31, 2011, and $4,110 of net sales for the nine months ended December 31, 2011. Gentech, which was acquired on October 31, 2011, represented approximately $15,954 in total assets at December 31, 2011, and $2,459 of net sales for the nine months ended December 31, 2011.

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

Measurement Specialties, Inc. (Registrant)

Date: February 1, 2012	By:	/s/ Frank D. Guidone
Frank D. Guidone President, Chief Executive Officer (Principal Executive Officer)

Date: February 1, 2012	By:	/s/ Mark Thomson
Mark Thomson Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Frank D. Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Mark Thomson required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Frank D. Guidone and Mark Thomson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

