Form 10-K
period 2012-03-31
Measurement Specialties Inc
filed 2012-06-06
CIK 778734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2012

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

At September 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $213,959,854 (based on the closing price of the registrant’s common stock on the NASDAQ Global Market on such date).

At May 29, 2012, the number of shares outstanding of the Registrant’s common stock was 15,315,511.

Documents Incorporated by Reference:

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement for the 2012 annual meeting of shareholders (the “2012 Proxy Statement”) to be held on or about September 13, 2012 to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2012. With the exceptions of the sections of the 2012 Proxy Statement specifically incorporated herein by reference, the 2012 Proxy Statement is not deemed to be filed as part of this Form 10-K.

Measurement Specialties, Inc.

Form 10-K

Table of Contents

March 31, 2012

Information Relating To Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Certain information included or incorporated by reference in this Annual Report, in press releases, written statements or other documents filed with or furnished to the Securities and Exchange Commission (“SEC”), or in our communications and discussions through webcasts, phone calls, conference calls and other presentations and meetings, may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, margins, expenses, tax provisions (or tax benefits), earnings or losses from operations, cash flows, synergies or other financial items; plans, strategies and objectives of management for future operations, including statements relating to potential acquisitions, executive compensation and purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; future compliance with debt covenants; expectations concerning estimated fair value of acquisition earn-out contingencies; the outcome of outstanding claims or legal proceedings; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that Measurement Specialties, Inc. (“MEAS,” the “Company,” “we,” “us,” “our”) intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “forecast,” “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.

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

Part I

Item 1. Business

Introduction

Measurement Specialties, Inc. is a global leader in the design, development and manufacture of sensors and sensor-based systems for original equipment manufacturers (“OEM”) and end users, based on a broad portfolio of proprietary technology and typically characterized by the MEAS brand name. We are a global business and we believe we have a high degree of diversity when considering our geographic reach, broad range of products, number of end-use markets and breadth of customer base. The Company is a multi-national corporation with fourteen primary manufacturing facilities strategically located in the United States, China, France, Ireland, Germany, Switzerland and Scotland, enabling the Company to produce and market globally a wide range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for engine and vehicle, medical, general industrial, consumer and home appliance, military and commercial aerospace, environmental water monitoring, and test and measurement applications. The Company’s products include sensors for measuring pressure, linear/rotary position, force, torque, piezoelectric polymer film sensors, custom microstructures, load cells, vibrations and acceleration, optical absorption, humidity, gas concentration, gas flow rate, temperature, fluid properties and fluid level. The Company’s advanced technologies include piezoresistive silicon, polymer and ceramic piezoelectric materials, application specific integrated circuits, micro-electromechanical systems (“MEMS”), foil strain gauges, electromagnetic force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, anisotropic magneto-resistive devices, electromagnetic displacement sensors, hygroscopic capacitive structures, ultrasonic measurement systems, optical measurement systems, negative thermal coefficient (“NTC”) ceramic sensors, 3-6 DOF (degree of freedom) force/torque structures, complex mechanical resonators, magnetic reed switches, high frequency multipoint scanning algorithms, and high precision submersible hydrostatic level detection.

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

Notes:

(1) Our fiscal year begins on April 1 and ends on March 31. All references to fiscal years refer to the fiscal year ending March 31 of the reference year, thus, references in this annual report on Form 10-K to the year 2011 or fiscal 2011 refer to the 12-month period from April 1, 2010 through March 31, 2011 and references to the year 2012 or fiscal 2012 refer to the 12-month period from April 1, 2011 through March 31, 2012.

(2) All U.S. dollar and other currency amounts in this report are in thousands, except share and per share amounts.

Acquisitions and Divestitures

The Company has consummated eighteen acquisitions since June 2004 through fiscal 2012 with a total purchase price of approximately $249,800. We believe our acquisitions continue to enhance the Company’s long-term shareholder value by increasing growth in sales and profitability through the addition of new technologies, establishing new lines of business, and/or expanding our geographic footprint. The following acquisitions are included in the consolidated financial statements as of the effective date of acquisition (See Notes 2 and 5 to the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K):

Acquired Company	Effective Date of Acquisition	Country
Elekon Industries U.S.A., Inc. (“Elekon”)	June 24, 2004	U.S.A.
Entran Devices, Inc. and Entran SA (“Entran”)	July 16, 2004	U.S.A. and France
Encoder Devices, LLC (“Encoder”)	July 16, 2004	U.S.A.
Humirel, SA (“Humirel”)	December 1, 2004	France
MWS Sensorik GmbH (“MWS”)	January 1, 2005	Germany
Polaron Components Ltd (“Polaron”)	February 1, 2005	United Kingdom
HL Planartechnik GmbH (“HLP”)	November 30, 2005	Germany
Assistance Technique Experimentale (“ATEX”)	January 19, 2006	France
YSIS Incorporated (“YSI Temperature”)	April 1, 2006	U.S.A. and Japan
BetaTherm Group Ltd. (“BetaTherm”)	April 1, 2006	Ireland and U.S.A.
Visyx Technologies, Inc. (“Visyx”)	November 20, 2007	U.S.A.
Intersema Microsystems SA (“Intersema”)	December 28, 2007	Switzerland
R.I.T. SARL (“Atexis”)	January 30, 2009	France and China
FGP Instrumentation, and related companies GS Sensors, and ALS (collectively, “FGP”)	January 30, 2009	France
Pressure Systems, Inc. (“PSI”) Eureka Environmental, Inc. (“Eureka”) Transducer Controls Corporation (“Celesco”) Gentech International Limited (“Gentech”)	September 8, 2010 July 8, 2011 September 30, 2011 October 31, 2011	U.S.A. U.S.A. U.S.A. Scotland

The above companies, except for Encoder, Polaron, Visyx and Eureka, which were asset purchases, became direct or indirect wholly-owned subsidiaries of the Company upon consummation of their respective acquisitions.

Effective December 1, 2005, we completed the sale of the Consumer segment to Fervent Group Limited (“FGL”), including its Cayman Island subsidiary, ML Cayman. FGL is controlled by the owners of River Display Limited (“RDL”), our long time partner and primary supplier of consumer products in Shenzhen, China. The Consumer Products segment designed and manufactured sensor-based consumer products, primarily as an OEM, that were sold to retailers and distributors in the United States and Europe. Consumer products included bathroom and kitchen scales, tire pressure gauges and distance estimators.

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

A summary of some of our sensor product offerings as of March 31, 2012, is presented in the following table.

Product Family	Product	Technology	Applications

Pressure	Pressure Components, Sensors, and Transducers	Piezoresistive Micro-Electromechanical Systems (“MEMS”)	Disposable catheter blood pressure, wrist watch altimeter, process instrumentation, fluid level, intravenous drug administration monitoring, engine performance, barometric pressure, HVAC / building automation, wind tunnel testing, water level management and monitoring

		Microfused TM Piezoresistive Silicon Strain Gauge	Automotive electronic stability control systems, paint spraying machines, fertilizer dispensers, hydraulics, refrigeration, automotive transmission

		Bonded Foil Strain Gauge	Instrumentation-grade aerospace and weapon control systems, sub-sea pressure, ship cargo level, steel mills

Force	Load Cells	Microfused Piezoresistive Silicon Strain Gauge	Automotive occupancy weight sensing, bathroom scales, exercise equipment, appliance monitoring, intravenous drug administration monitoring

		Bonded Foil Strain Gauge	High performance multiple sensing for aerospace, military and other high reliability markets

Position	Linear Variable Differential Transformers

	Rotary Position Transducers	Inductive Electromagnetic	Machine control systems, instrumentation

	Magneto-Resistive (MR) sensors and Magnetic Encoders	Magneto-Resistive (“AMR”)	Automotive systems controls, pump counting and control, transmission position feedback

	Tilt/Angle Sensors	Fluid Capacitive or Electrolytic Fluid	Heavy equipment level measurement, auto security systems, tire balancing, instrumentation

Piezo Film	Traffic Sensors	Piezoelectric Polymer	Traffic survey, speed and traffic light enforcement, toll, and truck weigh-in-motion

	Custom Piezoelectric Film Sensors	Piezoelectric Polymer	Medical diagnostics, ultrasonic pen digitizers, musical instrument pickups, electronic stethoscope, security systems, anti-tamper sensors for data protection, electronic water meters

Vibration	Accelerometers	Micro-Electromechanical Systems instrumentation	Crash test sensors, anthropomorphic dummy sensors, road load dynamics, aerospace traffic alert and collision avoidance systems, instrumentation

	Accelerometers	Piezoelectric Polymer	Cardiac activity sensors, audio speaker feedback, appliance load balancing

Humidity	Relative Humidity Sensors	Capacitive Polymer	Auto anti-fogging systems, diesel engine controls, air climate systems, reprography machines, respirators

Fluid Properties	Fluid Monitoring Sensors	Mechanical Resonator (Tuning Fork)	Heavy truck/off-road engine and transmission fluid monitoring for viscosity, density and dielectric constant, urea quality

Temperature	Thermistors & RTDs (Resistance Temperature Detector)	Negative Temperature Co-efficient (“NTC”) Thermistors, Infrared (“IR”), Nickel RTD, Thermocouple	Patient monitoring and diagnostics, gas chromatography, HVAC & R, and non-contacting thermometers, microwave and convection oven controls, gas detection

Photo Optics	Pulse Oximetry Sensors (SpO 2 ); X-Ray Detection	Photo optic infra-red light absorption	Reusable and disposable patient blood oxygen and pulse sensors, security system and CT scanner sensor arrays

Torque	Static & Dynamic Torque/Force Sensors	Bonded foil and discrete semiconductor strain gage	High speed dynamic torque sensors with non-contact technology for engine & gearbox testing in aerospace and motor sports, road load sensors for heavy truck and control of moderator rods in nuclear reactors.

Technology

The Company has a broad portfolio of technologies available to solve client sensing needs, some of which are proprietary to the Company. Our sensor technologies include:

•	Piezoresistive Technology: This technology is widely used for the measurement of pressure, force, torque, and acceleration, and includes a number of specific material technologies including doped silicon, doped germanium, and thin metal foils. We believe that the use of piezoresistive technologies is expanding significantly, particularly in the form of micro-electromechanical systems (“MEMS”). The resistance of piezoresistive materials changes in applied mechanical variables such as stress, strain, or pressure. Changes in electrical conductivity can be readily detected using high precision, low cost, low noise electronics. Silicon MEMS devices are particularly advantageous in several large volume markets, and by leveraging commercial silicon manufacturing technology, MEMS can enable the cost-effective manufacture of small devices having high reliability and superior performance. Our proprietary Microfused™ technology employs a silicon strain gauge bonded to a stainless steel diaphragm using a high temperature glassing process devoid of organic material. The diaphragm is in contact with the sensed media in a hermetically sealed housing appropriate for harsh environments. MEAS also has extensive experience in the use of highly stable metal foil bonded strain gauge technology, useful in harsh and high temperature environments in aerospace, military, and sub-sea environments.

•	Piezoelectric Technology: Piezoelectric materials, including polymers such as PVDF ceramic/polycrystalline materials such as PZT, and single crystal materials such as Lithium Niobate, produce an electrical output as a result of mechanical stress or strain, and conversely produce mechanical expansion or contraction when under an applied electrical signals. These materials are also pyroelectric, converting heat into electrical charge. MEAS is the leading global manufacturer of PVDF films which offer unique sensor design and performance opportunities because they are thin, flexible, tough, chemically inert, very sensitive, and relatively inexpensive. MEAS uses piezoelectric ceramic materials extensively in a number of applications including high performance accelerometry, medical ultrasound, and air ultrasound metrology. Single crystal materials are employed in highly specialized applications including the vibrating tuning fork structures used to extract fluid properties such as density and viscosity.

•	Electrolytic Fluid Tilt Technology: Inclinometers are made using a small chamber partially filled with an electrolytic liquid. An alternating voltage is passed between two electrodes on the base of the sensor, and when tilted the electric field and associated current through this fluid change, producing a signal that can be precisely correlated to rotation angle. This technology is durable and highly repeatable.

•	Fluid Capacitive Tilt Technology: Also known as fluid filled, variable capacitance technology, the output from these sensing elements is two variable capacitance signals per rotation axis. Rotation of the sensor about its sensitive axis produces a linear change in capacitance. This change in capacitance is electronically converted into angular data and provided to the user in ratio metric, analog, or digital format.

•	Inductive Coupling Technologies: This technology is used in the manufacture of several sensor lines, including Linear Variable Differential Transformers (LVDTs). An LVDT is an electromechanical sensor that produces an electrical signal proportional to the displacement of a movable core rod. They are widely used to measure displacement over the range of a few micro inches to several feet, or, for example, to indirectly measure pressure by detecting the movement of a diaphragm. LVDT’s are capable of extremely accurate and repeatable measurements in harsh and severe environments.

•	Magneto-Resistive (MR) Technology: Magneto-resistive materials exhibit a change in resistivity as a function of an applied magnetic field. MEAS manufactures MR sensors by depositing ultra-thin layers of a material such as permoalloy (NiFe alloy) on top of silicon wafers. Subsequent processing creates complex resistive bridge structures which are very sensitive to small changes in magnetic fields. MR sensors are highly sensitive, stable, repeatable, and relatively low cost. MR sensing technology can be packaged as low field sensors (i.e., electronic compass), angle sensors such as magnetic encoders, position sensors, and current sensors, and is also offered in a fully integrated surface mountable package which contains an embedded micro controller.

•	Thin Film Diaphragm Technology: MEAS has substantial wafer processing experience and produces specialized structures having a very thin (several micro-meters) suspended diaphragm in the center of a silicon chip. This technology is particularly well suited for thermopile, mass air flow (MAF), and high temperature gas sensing. Thermopiles are made by creating dense serial arrays of thermocouple junctions on wafer mounted diaphragms. These arrays produce an output as a result of the Seebeck effect and are used to determine temperature without contact as a result of the infrared (IR) radiation of the target (Planck’s law). MAF sensors are made by locating thin film thermocouple or thermo-resistive temperature elements on both sides of a thin film heater, all mounted in the center of the low thermal mass diaphragm. As a gas flow over the assembly, convected heat raises the temperature of the downstream sensor in a predictable manner, allowing the calculation of mass flow. Thin metal heaters deposited on these diaphragms can reach temperatures of 400ºC very quickly with very low input power, and catalytic chemistry on top of the heater can be designed to undergo a change in resistance in response to certain gas species.

•	Variable Capacitive Technology: Humidity sensors are built using a special polymer having a dielectric constant affected by water vapor. As the humidity in the environment changes, the capacitance of the polymer dielectric changes and an output is measured. This technology is uniquely designed for high volume OEM applications in consumer, automotive, home appliance, and environmental control markets.

•	Photo Optical Technology: Photo-Optic sensors produce an output which is related to the variation light intensity or spectral content. MEAS uses LED transmitters and photo-diode light sensitive receivers to detect the variations in oxygen saturation, SpO2, in the blood, a widely used technique known as pulse oximetry. Photo-Optic sensors are also used to measure various water quality parameters including dissolved oxygen, turbidity, and photosynthetically active radiation.

•	Temperature Sensor Technology: MEAS uses a number of technologies to determine temperature, including negative temperature coefficient (“NTC”) thermistors, platinum and nickel thin film and wire based thermo-resistive materials, and thermocouples. Temperature sensors are designed for a huge array of applications and cover a temperature measurement range from less then -200ºC to over 1,700ºC.

•	Application Specific Integrated Circuits (“ASICS”): Although ASICs are electronic devices, not sensors, expertise in this technology is essential in the design and manufacture of modern transducers. These specialized circuits are tailored to condition raw sensor outputs, to convert these analog signals into digital signals, to apply calculation algorithms to compensate the signals, and to deliver this information to upstream controllers using analog and digital communications protocols. MEAS has developed considerable experience in sensor specific ASICs which are increasingly employed in our sensor modules to lower cost, increase resolution and accuracy, increase interface flexibility, and decrease power consumption.

Business Segments

As a result of the sale of our Consumer Products business segment effective December 1, 2005, the Sensor business segment is our sole reportable segment under the guidelines established by the Financial Accounting Standards Board (“FASB”) for disclosures about segments of an enterprise. Our recent acquisitions have been sensor-based companies, and as such, have not resulted in additional segments.

Geographic information for revenues based on country from which invoiced, and long-lived assets based on country of location, which includes property, plant and equipment, but excludes Corporate-based assets (i.e., investment in unconsolidated subsidiary, intangible assets and goodwill), net of related depreciation follows:

	For the years ended March 31,
	2012	2011	2010
Net Sales:
United States	$109,073	$98,113	$70,300
France	55,894	45,901	36,179
Germany	19,442	18,061	15,209
Ireland	28,621	31,071	20,815
Switzerland	18,373	15,852	11,196
Scotland	6,895	-	-
China	74,906	65,791	51,329
Total:	$313,204	$274,789	$205,028

Long Lived Assets:
United States	$7,375	$9,079	$6,652
France	16,962	9,086	7,940
Germany	3,294	3,540	2,334
Ireland	3,216	3,310	3,311
Switzerland	2,928	2,290	1,735
Scotland	323	-	-
China	26,386	22,998	22,465
Total:	$60,484	$50,303	$44,437

Customers

We sell a wide variety of sensor products throughout the world to a broad range of end-user markets and customers. We design, manufacture and market sensors for original equipment manufacturer applications and for end users who use them for instrumentation and test applications. Our extensive customer base consists of manufacturers of electronic, automotive, medical, military, industrial, aerospace and consumer products. We have developed our strong market position due to, among other factors, our long-standing customer relationships, our competitive cost structure, and our geographic proximity to customers with our engineering, sourcing and manufacturing facilities located in North America, Europe and Asia. Our largest customer, Sensata, a large automotive sensor supplier, accounted for approximately 14% of our net sales during fiscal 2012, approximately 13% of our net sales during fiscal 2011, and approximately 16% of our net sales during fiscal 2010. At March 31, 2012 and 2011, the trade receivable with our largest customer was approximately $4,813 and $2,574, respectively. No other customer accounted for more than 10% of our net sales during the fiscal years ended March 31, 2012, 2011 and 2010.

Sales and Distribution

We sell our sensor products through a combination of experienced regional sales managers, distributors and (generally) exclusive relationships with outside sales representatives throughout the world. Our engineering teams work directly with our global customers to tailor our sensors to meet their specific application requirements.

We sell our products primarily in North America, Asia and Western Europe. The percentage of our international sales relative to our overall business has grown with recent acquisitions. In addition, we believe the growing Asian market represents a significant opportunity for our business. Sales invoiced from foreign countries accounted for approximately 65%, 64% and 66% of net sales for the fiscal years ended March, 31, 2012, 2011 and 2010, respectively.

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

Research and Development

Our research and development efforts are focused on expanding our core technologies, improving our existing products by enhancing functionality, effectiveness, ease of use and reliability, developing new products and designing custom sensors for specific customer applications. To maintain and improve our competitive position, our research, design, and engineering teams work in close association with customers to design custom sensors for specific applications. We believe that once a customer has designed one of our sensors into its products, the cost and time of switching to another supplier is high. Research and development costs, which exclude customer funding and tax credits for research and development, approximated $20,198 or 6.4% of net sales for fiscal 2012, $19,918 or 7.2% of net sales for fiscal 2011, and $10,626 or 5.2% of net sales for fiscal 2010. We expect to continue to make significant investment in research and development in order to provide innovative new products to our customers and to maintain and improve our competitive position. Customer funded research and development was $4,564 , $4,809, and $2,008 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

Competition

The global market for sensors includes many diverse products and technologies, is highly fragmented and is subject to moderate pricing pressures, depending on the end markets and level of customization. Accordingly, our competitive position cannot be determined accurately in the aggregate or by product line, because none of our competitors offer all the same product lines or serve all the markets we serve. We have a wide variety of competitors, including small independent companies and divisions of large corporations such as Danaher, General Electric, Schneider-Electric and Honeywell, none of whom are considered dominant to the overall market for sensors. Many of the divisions of these larger corporations are also customers. Our management believes we have a market leadership position in many of the markets we serve. The principal elements of competition in the sensor market are technology and production capability, price, quality, service, delivery speed, breadth of product, brand recognition and the Company’s willingness and the ability to design unique applications to meet specific customer needs. For a further discussion of risks related to the materials and components required for our operations, please refer to “Foreign Operations” and “Item 1A. Risk Factors.”

Although we believe that we compete favorably, new product introductions by our competitors could cause a decline in sales or loss of market acceptance for our existing products. If competitors introduce more technologically advanced products, the demand for our products would likely be reduced.

Intellectual Property

We rely, in part, on patents to protect our intellectual property. We own 64 United States utility and design patents and 75 foreign patents to protect our rights in certain applications of our core technology. We have 63 patent applications pending. These patent applications may never result in issued patents. Even if these applications result in patents being issued, taken together with our existing patents, they may not be sufficiently broad to protect our proprietary rights, or they may prove unenforceable. We have not obtained patents for all of our innovations, nor do we plan to do so.

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

Foreign Operations

Our products are manufactured and marketed worldwide. Our geographic diversity enables us to leverage our cost structure and supply-chain, promotes economies of scale, and affords a broad and diverse sales base. We manufacture a large portion of our sensor products in China at our factories in Shenzhen and Chengdu. Sensors are also manufactured at our major U.S. facilities in Hampton, Virginia, Dayton, Ohio and Fremont and Chatsworth, California, as well as our European facilities in Galway, Ireland, Ayrshire, Scotland, Toulouse, France, Les Clayes-sous-Bois, France, Fontenay, France, Druex, France, Dortmund, Germany and Bevaix, Switzerland. The Company also has N-T, an unconsolidated joint venture in Japan. A large portion of our NTC thermistors, discrete and probe assemblies are manufactured in China by Betacera Inc., a subcontractor with a long-standing contractual relationship with the Company. Many of our products contain key components that are obtained from a limited number of sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond our control, including political and other uncertainties regarding China.

A substantial portion of our revenues are priced in United States dollars. Most of our costs and expenses are also priced in United States dollars, with the remainder priced in Chinese renminbi (“RMB”), Euros, Swiss francs and British pound. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the United States dollar compared with that of our foreign customers’ currencies. We are exposed to foreign currency transaction and translation losses, which might result from adverse fluctuations in the value of the Euro, Chinese RMB, British pound and Swiss franc. The Company’s exposure to the Hong Kong dollar mainly relates to the functional currency of MEAS Sensors (Asia) Limited, the Company’s foreign holding company for the manufacturing operations in China (Shenzhen and Chengdu). The following table details annual consolidated net sales and the respective amount as a percentage of consolidated net sales invoiced from our facilities within and outside of the U.S. for the previous three years, as well as the U.S. dollar equivalent of net assets for the respective functional currencies:

	For the years ended March 31,
	2012	2011	2010
Net sales:
U.S. facilities	$109,073	$98,113	$70,300
U.S. facilities % of sales	35%	36%	34%
Non-U.S. facilities	$204,131	$176,676	$134,728
Non-U.S. facilities % of sales	65%	64%	66%

Net assets:
U.S. dollar	$85,559	$72,935	$61,234
Chinese renminbi	28,063	26,817	14,862
Hong Kong dollar	91,413	78,829	75,301
Euro	31,226	26,530	14,998
Swiss franc	5,923	3,958	601
British pound	833	-	-

The Chinese RMB appreciated approximately 3.6% during the year ended March 31, 2012, and appreciated by 4.0% and less than 0.1% during 2011 and 2010, respectively. The Company has more expenditures in RMB than sales denominated in RMB, and as such, when the U.S. dollar weakens relative to the RMB, our operating profits decrease. Based on our estimated net exposure of RMB to U.S. dollars for the fiscal year ended March 31, 2012 and forecast information for fiscal 2013, we estimate an annualized negative operating income impact of approximately $2,667 for every 10 percent appreciation in RMB against the U.S. dollar (assuming no price increases passed to customers, and no associated cost increases or currency hedging). We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, pricing and monitoring balance sheet exposures for payables and receivables, as well as utilizing foreign currency contracts.

The Company’s French, Irish and German subsidiaries have more sales in Euros than expenses in Euros and the Company’s Swiss subsidiary has more expenses in Swiss franc than sales, and as such, if the U.S. dollar weakens relative to the Euro and Swiss franc, our operating profits would increase in France, Ireland and Germany but decline in Switzerland. Based on the estimated net exposures of Euros and Swiss francs to the U.S. dollar for the fiscal year ended March 31, 2012 and forecast information for fiscal 2013, we estimate an annualized negative operating income impact of $555 in Euros and a positive operating income impact of approximately $92 for every 10 percent appreciation in the Euro and Swiss franc, respectively, relative to the U.S. dollar (assuming no price increases passed to customers, and no associated cost increases or currency hedging).

With the purchase of Gentech, the Company added an operating entity with the British pound as the functional currency. Based on our estimated net exposure of British pounds to U.S. dollars for the period ended March 31, 2012 and forecast information for fiscal 2013, we estimate an annualized negative impact of $937 to operating income for every 10% appreciation of the British pound against the U.S. dollar.

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

Employees

As of March 31, 2012, we had 3,235 employees, including 456 in the United States, 701 in Europe and 2,078 in Asia. As of March 31, 2012, 2,021 employees were engaged in manufacturing, 702 were engaged in administration, 368 were engaged in engineering and 144 were engaged in sales and marketing.

Our employees in the U.S., Europe and Asia are not covered by collective bargaining agreements. We believe our employee relations are good.

Environmental Matters

We are subject to comprehensive and changing foreign, federal, state, and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and hazardous wastes, the remediation of contamination associated with releases of hazardous substances, requirements relating to climate change. We believe that we are in compliance in all material respects with current environmental requirements. Nevertheless, we use hazardous substances in our operations, and as is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties, we may be held liable, and may be required to pay the cost of remedying the condition. Additionally, as climate change regulations develop, the direct and indirect implications, including legal, technological, political and scientific costs, will continue to evolve the amount of any liability or added costs resulting from the foregoing matters and could be material.

We believe we are in compliance in all material respects with the European and UK Restrictions on Hazardous Substances (“RoHS”) and End of Life Vehicle (“ELV”) environmental directives which became effective July 1, 2006 for "the restriction of the use of certain hazardous substances in electrical and electronic equipment.”

Our business and our customers may be subject to requirements under the European Commission’s regulation on the Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”). REACH imposes obligations on European Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on certain chemicals and perform chemical safety assessments. Additionally, substances of high concern are subject to an authorization process, which may result in application-specific restrictions on the use of products or even prohibitions on the manufacture or importation of products. REACH came into effect on June 1, 2007. The regulations impose additional burdens on chemical producers, importers, downstream users of chemical substances and preparations, and the entire supply chain. Our manufacturing presence and sales activities in the European Union will require us to incur additional compliance costs. For a discussion of risks related to environmental matters, please refer to “Item 1A. Risk Factors.”

Export/Import Compliance

We are required to comply with various export/import and economic sanctions laws, including:

•	The International Traffic in Arms Regulations (ITAR) administered by the U.S. Department of State, Directorate of Defense Trade Controls, which, among other things, imposes license requirements on the export from the United States of defense articles ( items specifically designed or adapted for a military application and/or listed on the United States Munitions List) and defense services (technical assistance, repair, maintenance, and other services on defense articles);

•	the Export Administration Regulations (EAR) administered by the U.S. Department of Commerce, Bureau of Industry and Security, which, among other things, impose licensing requirements on the export or re-export of certain dual-use goods, technology and software (which are items that potentially have both commercial and military applications);

•	the regulations administered by the U.S. Department of Treasury, Office of Foreign Assets Control, which implement economic sanctions imposed against designated countries, governments and persons based on United States foreign policy and national security considerations; and

•	the import regulations enforced by the U.S. Customs and Border Protection agency.

Foreign governments also implement similar export and import laws and regulations, which may affect our operations or transactions subject to their jurisdictions. For a discussion of risks related to export/import compliance and economic sanctions laws, as well as the status of our disclosure of certain non-compliance with export control regulations, please refer to “Item 1A. Risk Factors.”

Backlog

At March 31, 2012, the dollar amount of backlog orders believed to be firm was approximately $94,633. We include in backlog those orders that have been accepted from customers that have not been filled or shipped and are supported with a purchase order. It is expected that the majority of these orders will be shipped during the next 12 months. At March 31, 2011, our backlog of unfilled orders was approximately $90,495.

Working Capital

We maintain an adequate level of working capital to support our business requirements. There are no unusual industry practices or requirements relating to working capital items. Additionally, the Company continues to have the ability to generate positive operating cash flows and the ability to borrow to fund operations.

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

Our operating results and financial conditions have been and may continue to be adversely affected by the global financial situation and worldwide economic conditions.

The continued impact from, among other things, the euro-zone debt situation, the financial crisis affecting the banking system and financial markets and the uncertainty in global economic conditions have resulted in a tightening of the credit markets, a low level of liquidity in financial markets, decreased consumer confidence, high unemployment, weaknesses in the housing market and impacted corporate profits and capital spending. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and have caused, and may continue to cause, our customers to reduce spending on our products. We cannot predict the strength of the economic recovery. If the economy or markets in which we operate experience continued weakness or deteriorate further, our business, financial condition and results of operations could be materially and adversely affected.

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

Our international operations represent a substantial portion of our net sales, total assets and net assets. Our foreign subsidiaries are in China, Europe and Hong Kong, as well as our joint venture in Japan, and as such, we are exposed to, among other things, foreign currency transaction and translation losses with the Chinese RMB, Hong Kong dollar, Euro, Japanese yen, British pound and Swiss franc. Our foreign subsidiaries’ operations reflect intercompany transfers of costs and expenses, including interest on intercompany receivables, at amounts established by us. We manufacture a large portion of our sensor products in China. Our China subsidiary is subject to certain government regulations, including currency exchange controls, which limit the subsidiary’s ability to pay cash dividends or lend funds to us. The inability to operate in China or the imposition of significant restrictions, taxes, or tariffs on our operations in China would impair our ability to manufacture products in a cost-effective manner and could reduce our profitability significantly. International economic, political, legal and business factors could affect our results of operations, cash flows and financial condition.

Risks specific to our international operations include:

•	political conflict and instability in the relationships among Hong Kong, Taiwan, China, Europe, the United States and in our target international markets;

•	economic turbulence in Asian and European markets;

•	changes in United States and foreign regulatory requirements resulting in burdensome controls, tariffs and import and export restrictions;

•	changes in foreign currency exchange rates, which could make our products more expensive as stated in local currency, as compared to competitive products priced in the local currency;

•	risks relating to the transfer or repatriation of cash, which may be subject to certain restrictions on the transfer to another country because of currency control or other fiscal regulations;

•	risks relating to the enforceability of contracts and other rights or collectability of accounts receivable in foreign countries;

•	delays or cancellation of production and delivery of our products due to the logistics of international shipping, which could damage our relationships with our customers;

•	a recurrence of the outbreak of Severe Acute Respiratory Syndrome (“SARS”) or Avian Flu and the associated risks to our operations in China; and

•	legislative initiatives, including tax legislation and other changes in the Company’s tax position, including tax policy changes in China, which could affect the profitability of our operations in China. For example, if the Company does not continue to receive special tax status in China, our income tax rates could increase from 15% to 25%.

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

We are subject to extensive regulation by U.S. and non-U.S. governmental entities and other entities at the federal, state and local levels, including the following:

•	Certain of our operations are subject to environmental laws and regulations in the jurisdictions in which they operate. We must also comply with various health and safety regulations in the U.S. and abroad in connection with our operations. We cannot give assurance that we have been or will be at all times in substantial compliance with environmental, health, employment and safety laws.

•	We are required to comply with various import laws and export control and economic sanctions laws, which may affect our transactions with certain customers, business partners and other persons, including in certain cases dealings with or between our employees and subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and/or technologies, and in other circumstances, we may be required to obtain an export license before exporting the controlled item. Compliance with the various import laws that apply to our businesses can restrict our access to, and increase the cost of obtaining, certain products and at times can interrupt our supply of imported inventory.

•	Exports of technology necessary to develop and manufacture certain of the Company’s products may be subject to U.S. export control laws and similar laws of other jurisdictions, and the Company may be subject to adverse regulatory consequences, including government oversight of facilities and export transactions, monetary penalties and other sanctions for violations of these laws. In certain instances, export control regulations may prohibit the Company from developing or manufacturing certain of its products for specific end applications outside the United States. In late May 2009, the Company became aware that certain of its piezo products when designed or modified for use with or incorporation into a defense article are subject the International Traffic in Arms Regulations ("ITAR") administered by the United States Department of State. Certain technical data relating to the design of the products may have been exported to China without authorization from the U.S. Department of State. As required by the ITAR, the Company conducted a thorough investigation into the matter. Based on the investigation, the Company filed a final voluntary disclosure in December 2009 with the U.S. Department of State relating to that matter, as well as to exports and re-exports of other ITAR-controlled technical data and/or products to Canada, India, Ireland, France, Germany, Italy, Israel, Japan, the Netherlands, South Korea, Spain and the United Kingdom, which disclosure has since been supplemented. In the course of the investigation, the Company also became aware that certain of its products may have been exported from France without authorization from the relevant French authorities. The Company investigated this matter thoroughly. In December 2009, the Company also voluntarily submitted to French customs authorities a list of products that may have required prior export authorization, which has since been supplemented to exclude certain products. In addition, the Company has taken steps to mitigate the impact of potential violations, and we are in the process of strengthening our export-related controls and procedures. The U.S. Department of State and other regulatory authorities encourage voluntary disclosures and generally afford parties mitigating credit for submitting such voluntary disclosures. The Company nevertheless could be subject to potential regulatory consequences related to these possible violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and/or criminal penalties. It is not possible at this time to predict the precise timing or probable outcome of any potential regulatory consequences related to these possible violations. Moreover, due to the unpredictable nature of the probable outcome of these voluntary proceedings, the Company cannot make a reasonable estimate of the possible loss or range of losses at this time.

•	Certain of our products are medical devices and other products that are subject to regulation by the U.S. Food and Drug Administration (“FDA”), by counterpart agencies of other countries and by regulations governing the management, storage, handling and disposal of hazardous or radioactive materials. Violations of these regulations, efficacy or safety concerns or trends of adverse events with respect to our products can lead to warning letters, declining sales, recalls, seizures, injunctions, administrative detentions, refusals to permit importations, suspension or withdrawal of approvals and pre-market notification rescissions. Our products and operations are also often subject to the rules of industrial standards bodies such as the International Standards Organization (ISO), and failure to comply with these rules can also adversely impact our business.

•	We also have agreements relating to the sale of products to government entities and are subject to various statutes and regulations that apply to companies doing business with the government. Our agreements relating to the sale of products to government entities may be subject to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending and other factors. We are also subject to investigation and audit for compliance with the requirements governing government contracts, including requirements related to procurement integrity, export control, employment practices, the accuracy of records and the recording of costs. A failure to comply with these requirements might result in suspension of these contracts and suspension or debarment from government contracting or subcontracting.

•	The Company and our suppliers may have to implement certain procedures and processes for tracking and reporting requirements mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act concerning certain minerals, commonly referred to as “conflict minerals” originating from the Democratic Republic of Congo and adjoining countries, used in our products. The implementation of these requirements could adversely impact the availability of certain minerals used in our products, such as gold, and result in additional costs.

In addition, failure to comply with any of these laws and regulations could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to import and export products and services, and damage to our reputation. Furthermore, there are a number of regulations that are pending or under consideration which may have a significant impact on the Company, including the Patient Protection and Affordable Care Act and climate change for which the impact cannot be determined at this time.

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

We may not be able to consummate future acquisitions or successfully integrate acquisitions into our business, indemnification provisions in our acquisitions agreements may not fully protect us and may result in unexpected liabilities, and the estimated fair value of acquisition related earn-out contingencies may change significantly and may result in volatility to our earnings.

We have made eighteen acquisitions since fiscal 2005. As a part of our business strategy, we may enter into additional business combinations and acquisitions, although acquisitions require lender approval under our credit agreement. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business and distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. Our inability to consummate acquisitions at our prior rate could negatively impact our growth rate. If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our growth strategy, and we may incur substantial expenses and devote significant management time and resources in seeking to complete proposed acquisitions that will not generate benefits for us.

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

Changes in accounting or regulatory requirements or any deterioration in the credit markets could also adversely impact our ability to consummate acquisitions or change the accounting treatment for acquisitions. For example, as a result of the standards for accounting for Business Combinations, which were effective for the Company beginning April 1, 2009, we are required to expense certain acquisition-related items that under previous accounting were capitalized as part of the purchase price. Additionally, the Company has acquisition related contingent payment obligations which are based on certain financial thresholds for which the Company has recorded an estimate of the fair value as part of purchase price.  The estimated fair values for such earn-outs are based on a number of key assumptions and actual amounts could differ significantly and changes to such estimates are recorded to earnings.

As a result of our previous acquisitions, we have added different decentralized operating and accounting systems, resulting in a complex reporting environment. While we strive to quickly integrate all of our acquisitions to one enterprise resource planning (ERP) platform and management reporting/analysis information systems, we expect that we will need to continue to modify our accounting policies, internal controls, procedures and compliance programs to provide consistency across all of our operations, in order to increase efficiency and operating effectiveness and improve corporate visibility into our decentralized operations.

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

Our facilities, information technology systems and distribution systems are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. If any of these facilities or systems were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. Furthermore, we continue toward increasing our use of digital technologies to conduct our business, and with this increased dependence, the risk to cyber security has also increased. While the Company has taken measures to reduce cyber security risks, the Company’s operations could be impacted by cyber security incidents.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Hampton, Virginia in a leased facility. Worldwide, we have fourteen primary manufacturing facilities, and seven additional locations for sales and marketing and research and development activities. Four factories located in China, Ireland, France and Scotland with an aggregate of approximately 290,000 square feet owned by us. The remaining sites with an aggregate of approximately 400,000 square feet are leased by us. Of these manufacturing, sales and marketing, research and development, administrative and distribution locations, seven are located in the U.S.A., nine in Europe and three in Asia. We manufacture a large portion of our sensor products in Shenzhen, China. We consider our facilities suitable and adequate for the purpose for which they are used and we do not anticipate difficulty in renewing existing leases as they expire or in finding other facilities. The Company’s manufacturing facilities taken as a whole, currently operate moderately below full capacity. We believe our current manufacturing base offers additional capacity to support higher revenues. The Company is constructing two new facilities in France and China, which will replace existing leased facilities. Please refer to Note 14 in the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information with regard to our lease commitments.

With the purchase of PSI, the Company acquired an additional 24,000 square foot facility in Hampton, Virginia. The PSI facility is subject to the collateral clauses under our Senior Secured Credit Facility (as defined below under “Long-term debt”). The Company has consolidated the PSI operations into the existing MEAS Hampton facility. The PSI building is listed for sale with a broker. The PSI facility is classified as held for sale since it meets the held for sale criteria under the applicable accounting guidelines for property, plant and equipment.

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

Item 4. Mine Safety Disclosures

Not applicable

Executive Officers of the Registrant

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 13, 2012, including the information set forth under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2012.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(A) Market Information

Our common stock, no par value, is traded on The NASDAQ Global Market under the symbol MEAS. The following table presents high and low sales prices of our common stock as reported on the NASDAQ for the periods indicated:

24

	2012		2011
	HIGH	LOW	HIGH	LOW

First quarter	$38.98	$30.91	$18.94	$12.15
Second quarter	37.00	23.55	18.80	13.15
Third quarter	33.00	24.93	29.95	18.32
Fourth quarter	35.19	27.71	34.23	26.23

(B) Approximate Number of Holders of Common Stock

At May 29, 2012, there were approximately 52 shareholders of record of our common stock and at May 21, 2012, there were approximately 21,827 beneficial shareholders.

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

(E) Performance Graph

The following graph compares our cumulative total stockholder return since March 31, 2007 with the Russell 2000 Index and SIC Code 3823 peer group index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100.00 on March 31, 2007.

	March 31, 2007	March 31, 2008	March 31, 2009	March 31, 2010	March 31, 2011	March 31, 2012

Measurement Specialties, Inc.	$100.00	$77.44	$18.13	$65.20	$150.80	$149.38
Russell 2000	100.00	87.00	54.37	88.50	111.32	111.12
SIC Code 3823	100.00	113.63	71.59	116.46	147.62	149.25

(F) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

(G) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 9, 2011 and August 11, 2011, the Company’s Board of Directors approved two repurchase programs authorizing the buy-back of up to $7,500 and $6,500, respectively, of MEAS common stock. The Company completed the approved repurchase programs and acquired 245,048 shares in fiscal 2011 and 229,911 shares in fiscal 2012. The repurchase of the Company’s common stock is restricted by our Senior Secured Credit Agreement. As permitted by Amendment 1 dated May 4, 2011 under our Senior Credit Agreement, the Company is limited to a cumulative amount of $60,000 for payments related to stock buy-backs, of which payments totaling $14,000 have been made to date. In accordance with our bylaws as a New Jersey corporation, repurchased shares revert to authorized but unissued status.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	YEARS ENDED MARCH 31,
	2012	2011	2010	2009	2008
	(Amounts in thousands, except per share information)
Results of operations:
Net sales	$313,204	$274,789	$205,028	$199,853	$224,709
Income from continuing operations, net of income taxes	27,704	28,175	6,058	5,279	16,442
Income (loss) from discontinued operations, net of income taxes	-	-	(142)	-	-
Net income	27,704	28,175	5,916	5,279	16,442

Net cash provided by operating activities from continuing operations	42,620	33,906	29,200	20,751	33,732
Net cash used in investing activities from continuing operations	(67,230)	(36,584)	(5,405)	(26,570)	(36,183)
Net cash provided by (used in) financing activities from continuning operations	36,453	(291)	(23,116)	7,513	12,931

Per common share:
Income from continuing operations, net of income taxes:
Basic	$1.84	$1.92	$0.42	$0.36	$1.14
Diluted	1.74	1.84	0.41	0.36	1.13
Net Income:
Basic	1.84	1.92	0.41	0.36	1.14
Diluted	1.74	1.84	0.40	0.36	1.13

Cash dividends declared	-	-	-	-	-

Financial Position at Year-End:
Total assets	$418,207	$329,766	$277,272	$285,437	$282,726
Long-term and short-term debt, revolver, notes payable and acquisition earnouts	107,269	69,785	72,028	93,060	86,718
Shareholders' equity	243,017	209,069	166,996	157,276	155,789

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except per share data)

Overview

Measurement Specialties, Inc. is a global leader in the design, development and manufacture of sensors and sensor-based systems for OEM and end users, based on a broad portfolio of proprietary technology and typically characterized by the MEAS brand name. We are a global business and we believe we have a high degree of diversity when considering our geographic reach, broad range of products, number of end-use markets and breadth of customer base. The Company is a multi-national corporation with fourteen primary manufacturing facilities strategically located in the United States, China, France, Ireland, Germany, Switzerland and Scotland, enabling the Company to produce and market globally a wide range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for engine and vehicle, medical, general industrial, consumer and home appliance, military/aerospace, environmental water monitoring, and test and measurement applications. The Company’s products include sensors for measuring pressure, linear/rotary position, force, torque, piezoelectric polymer film sensors, custom microstructures, load cells, vibrations and acceleration, optical absorption, humidity, gas concentration, gas flow rate, temperature, fluid properties and fluid level. The Company’s advanced technologies include piezoresistive silicon, polymer and ceramic piezoelectric materials, application specific integrated circuits, MEMS, foil strain gauges, electromagnetic force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, anisotropic magneto-resistive devices, electromagnetic displacement sensors, hygroscopic capacitive structures, ultrasonic measurement systems, optical measurement systems, negative thermal coefficient (“NTC”) ceramic sensors, 3-6 DOF (degree of freedom) force/torque structures, complex mechanical resonators, magnetic reed switches, high frequency multipoint scanning algorithms and high precision submersible hydrostatic level detection. We compete in growing global market segments driven by demand for products that are smarter, safer, more energy-efficient, and environmentally-friendly. We deliver a strong value proposition to our customers through our willingness to customize sensor solutions, leveraging our innovative portfolio of core technologies and exploiting our low-cost manufacturing model based on our 17 year presence in China.

Executive Summary

Our vision is to be the supplier of choice to OEMs and select end-users for all their physical sensing needs. To that end, MEAS continues to expand our market position as a leading global sensor supplier. Over the past ten years, the Compounded Annual Growth Rate (“CAGR”) of our sales of 19% has exceeded the overall market increases. (CAGR is calculated by taking the nth root of the total percentage growth rate, where n is the number of years in the period being considered or ($313,204 / $56,224)^(1/10)=19%). The Company’s strong recovery since fiscal 2010 reflects the positive returns from our significant investments in research and development for new programs and the $249,800 invested through fiscal 2012 in our 18 acquisitions since June 2004, expanding our product offerings and geographic reach.

The Company remains focused on creating long-term shareholder value through continued development of innovative technologies and strengthening our market position by expanding customer relationships. To accomplish this goal, we continue to take measures we believe will result in sales performance in excess of the overall market and generation of positive earnings before interest, tax, depreciation and amortization (“EBITDA”). A core tenant of our long-term strategy to increase profitability is to grow the size and scale of the Company in order to improve our leverage of SG&A expenses. Accordingly, we believe we can achieve 20% EBITDA Margin (EBITDA as a percent of Net Sales) in fiscal 2013 and improve this metric as we grow sales at a higher rate than costs in fiscal 2014 and beyond. We have implemented aggressive actions that continue to position the Company for future growth in sales and profitability, all of which we ultimately expect to translate to enhanced shareholder value. We believe we continue to have one of the strongest product development pipelines in the history of the Company, which we expect to lay the foundation for future sales growth. Research and development will continue to play a key role in our efforts to maintain product innovations for new sales and to improve profitability. Our broad range of products and geographic diversity provide the Company with a variety of opportunities to leverage technology, products, manufacturing base and our financial performance.

The Company made three acquisitions and entered into a license agreement for certain intellectual property rights during fiscal 2012, and made an acquisition subsequent to March 31, 2012. On July 8, 2011, the Company purchased the assets of Eureka Environmental (“Eureka”), a manufacturer of a multi-probe sensor for monitoring water quality. On September 30, 2011, the Company purchased the stock of Transducer Controls Corporation, also known as Celesco, a manufacturer of a range of position sensors, including short and long stroke “string pot,” linear potentiometer and rotary sensors. On October 31, 2011, the Company completed the acquisition of all of the capital stock of Timesquest Limited, a holding company and the sole shareholder of Gentech International Limited (“Gentech”), a designer and manufacturer of position sensors used largely for tank liquid level measurement, including urea tank level in heavy truck SCR systems sensor based in Ayrshire, Scotland. On August 31, 2011, the Company acquired certain intellectual property rights for fluid property sensors utilizing optical spectral technology through a license agreement with Sentelligence. Additionally, on April 2, 2012, the Company acquired the assets of Cosense, Inc. (“Cosense”), a Long Island, New York based manufacturer of ultrasonic sensors and switches used in semiconductor, medical, aerospace and industrial applications. Acquisitions are a key component of the Company’s growth strategy, though there is no specific timetable for any additional acquisitions.

Trends

There are a number of trends that we expect to materially affect our future operating results, including changing global economic conditions with the resulting impact on our sales, profitability, and capital spending, changes in foreign currency exchange rates relative to the U.S. dollar, shifts in our taxable income between tax jurisdictions and the resulting impact on our overall effective tax rate, changes in our debt levels and applicable interest rates, and prices of raw materials and other costs, such as labor. Additionally, our earnings could be impacted by changes in the fair value of acquisition earn-out contingencies and furthermore, sales and results of operations could be impacted by additional acquisitions.

Overall, the Company expects double digit sales growth for fiscal 2013, though many of the Company’s customers remain cautious due to challenging economic conditions with, among other factors, the euro-zone debt crisis, fears of a double-dip recession, high unemployment and weaknesses in the housing market. As a result of limited customer visibility in product demand, we have set our outlook for sales accordingly: Including Eureka, Celesco, Gentech and Cosense, the Company expects to generate sales of approximately $360,000 for fiscal 2013. We remain positive with regard to sales contribution coming from product developments and expect strong contributions in fiscal 2013 and in future periods. Additionally, we expect the sensor market will continue to perform well relative to the overall economy as a result of the increase in sensor content in various products across most end markets in the U.S., Europe and Asia. Sensor content continues to increase at a faster rate than overall product unit growth, as OEMs add “intelligence” in products across most market verticals to promote improved energy efficiency and cleaner technologies, to meet regulatory compliance requirements and to improve user safety and convenience.

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

Quarter Ended	Net Sales	Quarterly Adjusted EBITDA*	Quarterly Adjusted EBITDA* Margin	Income (Loss) from Continuing Operations	Interest	Foreign Currency Exchange Loss (Gain)	Depreciation and Amortization	Income Taxes	Share-based Compensation	Other*
3/31/2010	$59,772	$9,633	16%	$4,202	$808	$50	$3,237	$317	$943	$76
6/30/2010	$61,170	$12,123	20%	$5,589	$758	$(81)	$3,770	$1,386	$691	$10
9/30/2010	$65,166	$13,018	20%	$6,757	$884	$277	$3,350	$1,175	$567	$8
12/31/2010	$71,687	$14,176	20%	$7,499	$753	$(63)	$4,106	$893	$974	$14
3/31/2011	$76,766	$15,691	20%	$8,330	$650	$305	$3,667	$1,383	$1,356	$-
6/30/2011	$77,184	$15,277	20%	$8,008	$579	$399	$3,520	$1,453	$1,245	$73
9/30/2011	$73,243	$13,685	19%	$6,656	$548	$(378)	$3,581	$1,630	$1,254	$394
12/31/2011	$76,341	$13,057	17%	$4,695	$806	$27	$4,847	$1,187	$1,162	$333
3/31/2012	$86,436	$16,625	19%	$8,345	$642	$(222)	$4,787	$1,883	$602	$588

* - Adjusted EBITDA = Income from Continuing Operations before Interest, Foreign Currency Exchange Loss (Gain), Depreciation and Amortization, Income Taxes, Share-based Compensation and Other. Other represents legal fees incurred related to certain International Traffic in Arms Regulations matters, professional fees related to acquisitions and impairment of asset held for sale. Adjusted EBITDA Margin = Adjusted EBITDA divided by Net Sales.

The primary factors that impact our costs of sales include production and sales volumes, product sales mix, foreign currency exchange rates, changes in the price of raw materials and the impact of various cost control measures. Although we expect continued pressures on our gross margins given our expectation that costs, including raw material and labor costs, will increase, we expect product mix to improve, largely due to slower Sensata sales growth relative to other more profitable product lines, and expect to continue to increase leverage of our fixed manufacturing overhead. We expect our overall gross margins during fiscal 2013 to range from approximately 40% to 42%, though gross margins for certain quarters could be outside this expected range. The increase in our gross margins in comparing fiscal 2011 to fiscal 2010 mainly reflected the lower margins during the recession with lower sales. As with all manufacturers, our gross margins are sensitive to the overall volume of business (i.e., economies of scale) in that certain costs are fixed. Since our overall level of business increased in fiscal 2011, our gross margins and overall level of profits increased accordingly. During the year ended March 31, 2012, the RMB appreciated approximately 3.6%, and during fiscal 2011, the RMB appreciated approximately 4.0% relative to the U.S. dollar. There are indications this trend may continue in the near term. We estimate in 2013 for every 10% increase in the value of the RMB relative to the U.S. dollar, our gross margins decline by approximately $2,667.

Total selling, general and administrative expenses (“Total SG&A”) as a percentage of net sales were higher in fiscal 2012 as compared to the prior year, mainly reflecting increases in acquisition related expenses and amortization of acquire intangible assets, as well as higher research and development costs. Long-term, the Company plans to continue to control costs and leverage our SG&A expenses by growing sales at a higher rate than SG&A expenses. As a percent of sales, Total SG&A was approximately 28.7%, 28.6% and 34.1% in fiscal years 2012, 2011 and 2010, respectively. In 2013, we expect a decrease in our SG&A as a percentage of net sales, assuming no new acquisitions, mainly due to higher sales, which we expect to be partially offset by continued investment in R&D for new programs and increased amortization expense from recent acquisitions.

Amortization of acquired intangible assets and deferred financing costs increased over the past three years mainly due to acquisitions. Amortization is disproportionately loaded more in the initial years of the acquisition, and therefore amortization expense is higher in the quarters immediately following a transaction, and declines in later years based on how various intangible assets are valued and the differing useful lives for which the respective intangible assets are amortized. For example, backlog is amortized over a period less than 1 year and patents are amortized over a weighted average life of 15 years. Amortization of acquired intangible assets for fiscal 2013 is expected to approximate the level of amortization expense in fiscal 2012, assuming, among other factors, preliminary purchase accounting estimates for the Cosense acquisition, no other new acquisitions and no significant changes in foreign currency exchange rates.

In addition to margin exposure, the Company also has foreign currency exchange exposures related to balance sheet accounts. When foreign currency exchange rates fluctuate, there is a resulting revaluation of assets and liabilities denominated and accounted for in foreign currencies other than the subsidiary’s functional currency, resulting in foreign currency exchange (“fx”) losses or gains. For example, our Swiss company, which uses the Swiss franc or “CHF” as its functional currency, holds cash denominated in foreign currencies (U.S. dollar and Euro). As the Swiss franc appreciates against the U.S. dollar and/or Euro, the cash balances held in those denominations are devalued when stated in terms of Swiss francs. These fx transaction gains and losses are reflected in our “Foreign Currency Exchange Gain or Loss.” Aside from cash, our foreign entities generally hold receivables and payables in foreign currencies. Foreign currency exchange losses or gains due to the revaluation of local subsidiary balance sheet accounts with realized and unrealized fx transactions fluctuated from a loss last year to a net gain this year. During the year ended March 31, 2012, the Company recorded net fx gain of $175 , which reflects fx gains in Europe resulting from the fluctuation of the Euro relative to the U.S. dollar offset by fx losses in Asia with the appreciation of the RMB. We recorded net fx losses of $439 in 2011 and net fx gains of $987 in 2010. The Company’s operations outside of the U.S. and the volume of business denominated in other currencies have expanded over the years from acquisitions. We expect to see continued fx losses or gains associated with volatility of foreign currency exchange rates.

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

We believe the Company has a relatively low overall effective cash tax rate with the utilization of our NOLs in the U.S.A., France and Germany, as well as an overall low effective tax rate due to the low tax rates afforded to the Company in several tax jurisdictions in which we operate, including China, Ireland and Switzerland. Our overall effective tax rate will continue to fluctuate as a result of the shift in earnings among the various taxing jurisdictions in which we operate and their varying tax rates. This is particularly challenging due to the different timing and rates of economic activity around the world. We expect our 2013 overall estimated effective tax rate without discrete tax adjustments to range from approximately 21% to approximately 24%, an increase as compared to the prior year. The increase in the estimated overall effective tax rate mainly reflects the shift of taxable earnings to tax jurisdictions with higher tax rates. The overall estimated effective tax rate is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely, but are subject to change.

In fiscal 2010, the Company’s subsidiary in China, MEAS China, received approval from the Chinese authorities for High New Technology Enterprise (“HNTE”) status. HNTE status decreased the tax rate for MEAS China from 18% to 15% through December 31, 2011. The Company is working with Chinese authorities for renewal of HNTE status, and based on current tax law and our existing tax status, management believes it is probable MEAS China will obtain recertification for HNTE status. Accordingly, the Company continues to record income taxes in China at the 15% tax rate. To qualify for this reduced rate the Company must continue to meet various criteria in regard to its operations related to sales, research and development activity, and intellectual property rights. If the Company does not continue to receive HNTE status, the Company’s income tax rate in China would increase to 25%.

The Company plans to continue investing in various capital projects in fiscal 2013 to generate higher sales in new and expanded programs, and expects these expenditures to range between 3.5% and 4.5% of sales, excluding investments in Greenfield manufacturing facilities. The Company’s investment in two new Greenfield manufacturing facilities in Toulouse, France and Chengdu, China will continue in fiscal 2013. The Toulouse facility is expected to be completed in June 2012 at a cost of approximately $11,000, excluding value added taxes (“VAT”), of which approximately $8,375 has been incurred during fiscal 2012. The Chengdu facility is expected to be built over a two year period at a cost of approximately $6,000, excluding land and VAT. As part of the transition to new facilities, the Company expects to temporarily increase certain inventory levels.

Asset Held for Sale and Impairment of Asset Held for Sale: With the purchase of PSI, the Company acquired an additional facility in Hampton, Virginia. The Company completed the consolidation of the former PSI facility into the existing MEAS Hampton facility. Since May 2011, the PSI facility was no longer utilized for manufacturing and is held for sale. Accordingly, the former PSI facility is classified as an asset held for sale since it meets the held for sale criteria under the applicable accounting guidelines.

In the fourth quarter of fiscal 2012, the Company concluded it had a triggering event requiring assessment of impairment since the former PSI facility had not been sold and overall economic trends and market conditions not being positive for commercial real estate. As a result, the Company reviewed the asset for impairment and recorded a $400 impairment charge. The impairment was measured under a market approach utilizing an appraisal. The inputs utilized in the analysis are classified as Level 2 inputs within the fair value hierarchy as defined in the related accounting standards for fair value measurements and disclosures. The carrying value of the former PSI facility is $1,429, of which $635 represents land value, and approximates fair value less cost to sell.

Changes in Our Business

Acquisitions and Divestures:

As described in the Executive Summary above, the Company made three acquisitions during fiscal 2012 and one on April 2, 2012. During fiscal 2011, the Company purchased PSI, a sensor company based in Hampton, Virginia.  PSI is a global leader in pressure sensing instrumentation for the aerospace industry and for water monitoring within operational and resource management applications. The water monitoring industry is large and a significant growth opportunity for the Company.

See Item I. Business of this Annual Report on Form 10-K for further details concerning the sale of the Consumer segment to Fervent Group Limited (FGL), effective December 1, 2005. Accordingly, the related financial statements for the Consumer segment are reported as discontinued operations. All comparisons in Management’s Discussion and Analysis for consolidated statements of operations and consolidated statements of cash flows for each of the fiscal years ended March 31, 2012, 2011 and 2010, and consolidated balance sheets as of March 31, 2012 and 2011, exclude the results of these discontinued operations except as otherwise noted.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards:

In May 2011, the FASB issued accounting standards for fair value measurement. The amendments to the fair value standards are to achieve common fair value measurement and disclosure requirements in U.S. GAAP. The accounting standards update existing fair value measurement guidance by providing a framework for how companies should measure fair value when used in financial reporting, and sets out required disclosures. The amendments are intended to clarify how fair value should be measured, predominantly converge the U.S. and IFRS guidance, and expand the disclosures that are required. The updated U.S. guidance was effective for the Company beginning January 1, 2012.

Recently Issued Accounting Pronouncements:

In June 2011, the FASB issued new accounting standards for reporting comprehensive income. The new accounting standards revise only the presentation of comprehensive income in financial statements and require that net income and other comprehensive income be reported either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Presentation of components of comprehensive income in the statements as changes in stockholders’ equity will no longer be allowed. In December 2011, the FASB issued an amendment to the new accounting standards for reporting comprehensive income with the Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive, which defers the changes that relate to the presentation of reclassification adjustments. These new reporting requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which is the Company’s 2013 fiscal year. Early adoption of the standard is permitted. The Company will apply the new reporting requirements retrospectively effective April 1, 2012.

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

Application of Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Management has reviewed the development, selection and disclosure of our critical accounting estimates and assumptions with the Company’s Audit Committee of the Board of Directors. The following accounting policies involve “critical accounting estimates” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.

Revenue Recognition:

The Company derives revenues primarily from the sale of sensors and sensor-based systems. In order for revenue and related cost of sales from product sales to be recognized there must persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectability of the related receivable is reasonably assured. The Company’s standard terms are FOB shipping point, but a portion of our customers have FOB destination terms. Based on the above criteria, revenue is recognized depending on the specific terms of the arrangement: Either at the point of shipment for those sales under FOB shipping point terms or when it is received by the customer for sales under FOB destination terms. For those transactions that are shipped at or near the end of the reporting period for which the sales terms are FOB destination, the Company confirms receipt of the shipment, and if delivery has not occurred, then the revenue is not recognized. Product sales are recorded net of trade discounts at the point of sale (including volume and early payment incentives) because these allowances reflect a reduction in the price for the products, sales returns, value-added tax and similar taxes. Shipping and handling costs are included in cost of revenue, and shipping and handling costs billed to customers are included in sales. Sales to customers generally include a right of return. The Company provides for allowances for returns based upon historical and estimated return rates. Sales returns have not historically been significant to our revenues and have been within the estimates made by management. The amount of actual returns could differ from estimates. Changes in estimated returns would be accounted for in the period of change. Many of our products are designed and engineered to meet customer specifications, and customer arrangements do not involve post-installation or post-sale testing and acceptance. There is no significant variation in sales terms geographically, or among product lines and industries.

Inventory Valuation:

Inventories are valued at the lower of cost or market (“LCM”). For purposes of analyzing the LCM, market is current replacement cost. Cost is determined on a standard cost basis which approximates historical cost under the first-in, first-out method. Market cannot exceed the net realizable value (i.e., estimated selling price in the ordinary course of business less reasonably predicted costs of completion and disposal) and market shall not be less than net realizable value reduced by an allowance for an approximately normal profit margin. In evaluating LCM, management also considers, if applicable, other factors as well, including known trends, market conditions, currency exchange rates and other such issues. If the utility of goods is impaired by damage, deterioration, obsolescence, changes in price levels or other causes, a loss shall be charged as cost of sales in the period which it occurs.

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

In evaluating goodwill for impairment, the fair value of the Company’s reporting unit was determined using the implied fair value approach for fiscal years ended March 31, 2012, 2011 and 2010. The implied fair value approach consists of comparing the Company’s market capitalization to the Company’s book value, and if the market capitalization exceeds book value, there is no impairment of goodwill. Based on our analyses and the applicable guidelines, there was no impairment of the Company’s goodwill at March 31, 2012, 2011, and 2010.

Acquisitions:

Acquisitions are recorded as of the purchase date, and are included in the consolidated financial statements from the date of acquisition. In all acquisitions, the purchase price of the acquired business is allocated to the assets acquired and liabilities assumed at their fair values on the date of the acquisition. The fair values of these items are based upon management’s best estimates using various valuation approaches, including the relief from royalty method, cost approach and income approach, depending on the circumstances. Certain of the acquired assets are intangible in nature, including customer relationships, patented and proprietary technology, covenants not to compete, trade names and order backlog, which are stated at cost less accumulated amortization. Amortization is computed by the straight-line method over the estimated useful lives of the assets. There can be acquisition related contingent payment obligations, which are based on certain financial thresholds, for which the Company records at estimated fair value.  The estimated fair values for such earn-outs are based on a number of key assumptions and actual amounts could differ significantly. Changes to the estimated fair value of earn-out after the measurement period are recorded to earnings. The excess purchase price over the amounts allocated to the assets is recorded as goodwill. All such valuation methodologies, including the determination of subsequent amortization periods, involve significant judgments and estimates. Different assumptions and subsequent actual events could yield materially different results.

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

There were no indicators of potential impairment in 2012 and 2011, except for that relating to the impairment charge recorded for the asset held for sale, as previously discussed in the above section concerning asset held for sale.

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

Share-Based Payments:

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

The Company receives a tax deduction for certain stock options and stock option exercises during the period the options are exercised, generally for the excess of the fair value of the stock over the exercise price of the options at the exercise date. The Company is required to report excess tax benefits from the award of equity instruments as financing cash flows. For purposes of measuring the tax benefit related to stock options, the Company applied the tax-law-ordering approach, whereby the tax benefits were considered realized for current-year exercises of share-based compensation awards. These amounts are considered realized because such deductions offset taxable income on the Company’s tax return, thereby reducing the amount of income subject to tax. The current-year stock compensation deduction is used to offset taxable income before the NOL carry-forwards because all current-year deductions take priority over NOL carry-forwards. When the tax deduction exceeds the compensation expense, the tax benefit associated with any excess deduction is considered an excess tax benefit, or “windfall.” The windfall portion of the share-based compensation deduction reduces income tax payable and is credited to additional paid-in capital (“APIC”). The windfall credited to APIC increases the Company’s APIC pool available to offset future tax deficiencies (“shortfalls”). Shortfalls are the amount the compensation expense exceeds the tax deduction.

Results of Operations

Fiscal Year Ended March 31, 2012 Compared To Fiscal Year Ended March 31, 2011

Analysis of Consolidated Statement of Operations

The following is a discussion and analysis of the Company’s consolidated statement of operations in comparing fiscal 2012 to fiscal 2011. For further details regarding certain trends and expectations, please refer to the Executive Summary and Trend sections earlier in Item 7, Management Discussion and Analysis of our Form 10-K.

The following table sets forth certain items from operations in our consolidated statements of operations for the years ended March 31, 2012 and 2011, respectively:

	Years ended March 31,
	2012	2011	Change	Percent Change
Net sales	$313,204	$274,789	$38,415	14.0
Cost of goods sold	187,323	159,981	27,342	17.1
Gross profit	125,881	114,808	11,073	9.6
Operating expenses:
Selling, general, and administrative	77,704	68,568	9,136	13.3
Non-cash equity based compensation	4,264	3,588	676	18.8
Amortization of acquired intangibles and deferred financing costs	7,995	6,517	1,478	22.7
Total selling, general and administrative expenses	89,963	78,673	11,290	14.4
Operating income	35,918	36,135	(217)	(0.6)
Interest expense, net	2,574	3,045	(471)	(15.5)
Foreign currency exchange loss (gain)	(175)	439	(614)	(139.9)
Equity income in unconsolidated joint venture	(806)	(570)	(236)	41.4
Impairment of asset held for sale	400	-	400	100.0
Other expense	68	209	(141)	(67.5)
Income before income taxes	33,857	33,012	845	2.6
Income tax benefit from tax law changes	(612)	-	(612)	(100.0)
Income tax benefit from reversal of valuation allowance	-	(2,890)	2,890	(100.0)
Income tax expense from continuing operations	6,765	7,727	(962)	(12.4)
Income tax expense from continuing operations	6,153	4,837	1,316	27.2
Net income	$27,704	$28,175	$(471)	(1.7)

As part of our discussion and analysis, the following table summarizes certain items in our consolidated statements of income as a percentage of net sales.

	Years ended March 31 ,
	2012	2011	Change
Net sales	100.0%	100.0%	-
Cost of goods sold	59.8%	58.2%	1.6
Gross profit	40.2%	41.8%	(1.6)
Operating expenses:
Selling, general, and administrative	24.8%	25.0%	(0.2)
Non-cash equity based compensation	1.4%	1.3%	0.1
Amortization of acquired intangibles and deferred financing costs	2.6%	2.4%	0.2
Total selling, general and administrative expenses	28.7%	28.6%	0.1
Operating income	11.5%	13.2%	(1.7)
Interest expense, net	0.8%	1.1%	(0.3)
Foreign currency exchange loss (gain)	-0.1%	0.2%	(0.3)
Equity income in unconsolidated joint venture	-0.3%	-0.2%	(0.1)
Impairment of asset held for sale	0.1%	0.0%	0.1
Other expense	0.0%	0.0%	-
Income before income taxes	10.8%	12.0%	(1.2)
Income tax benefit from tax law changes	-0.2%	0.0%	-0.2%
Income tax benefit from reversal of valuation allowance	0.0%	-1.1%	1.1
Income tax expense from continuing operations	2.2%	2.8%	(0.6)
Income tax expense from continuing operations	2.0%	1.8%	0.2
Income from continuing operations, net of income taxes	8.8%	10.3%	(1.5)

Net sales: For the year ended March 31, 2012, net sales totaled $313,204, and represented an increase of $38,415 or 14.0% over last year. Organic sales, defined as net sales excluding sales attributed to the PSI, Eureka, Celesco and Gentech acquisitions of $33,114 for the year ended March 31, 2012 and excluding sales of $11,603 attributed to PSI for the year ended March 31, 2011, increased $16,904 or 6.4%. Sales increases were in all sensor product lines, except optical, piezo and temperature, with the largest increases in sales to Sensata, humidity, position and vibration. The overall increase in organic sales is mainly due to new sales from broader product adoptions and new programs.

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

Contributing to the increase in sales was a translation increase in sales resulting from changes in foreign currency exchange rates. If the average U.S. dollar / Euro exchange rate had not changed during the twelve months ended March 31, 2012 as compared to the twelve months ended March 31, 2011, the Company’s net sales would have been lower by approximately $3,954. Since a portion of the Company’s sales are denominated in Euros and translated into U.S. dollars, there can be a translation decrease or a translation increase in the Company’s net sales depending on changes in exchange rates. The U.S. dollar depreciated relative to the Euro in comparing average exchange rates for the twelve months ended March 31, 2012 to the twelve months ended March 31, 2011. For example, €1,000 is translated to $1,383 based on the twelve month weighted average exchange rate ended March 31, 2012, but the same €1,000 is translated to $1,321 using twelve month average exchange rate ended March 31, 2011.

Gross margin: Gross margin (gross profit as a percent of net sales) decreased to approximately 40.2% from approximately 41.8%. The decrease in gross margin is mainly due to product sales mix, increases in material costs and wages, higher scrap and the appreciation of the RMB. The Company sold a larger proportion of products with lower gross margin as compared to the prior year, mainly reflecting the increase in sales to Sensata and other engine and vehicle related sales, as well as the decrease in piezo sales. In comparing fiscal 2012 to 2011, the RMB appreciated approximately 3.6% relative to the U.S. dollar. This translates to an annualized decrease in profits of approximately $960 based on an estimate decrease in our operating income of approximately $2,667 for every 10% appreciation of the RMB against the U.S. dollar.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability and cost of raw materials, foreign currency exchange rates, and other factors.

Selling, general and administrative: Overall, total selling, general and administrative (“SG&A”) expenses increased $11,290 or 14.4% to $89,963. Organic SG&A costs, defined as total SG&A excluding SG&A costs associated with PSI, Eureka, Celesco and Gentech acquisitions and acquired intellectual property from Sentelligence of $9,831 for the year ended March 31, 2012, and approximately $4,552 in SG&A costs associated with PSI for the year ended March 31, 2011, increased $6,011 or 8.1%. The increase in organic SG&A mainly reflects increases in research and development costs and higher compensation costs, including wages and non-cash equity based compensation. The increase in research and development costs is mostly due to the Company’s continued investment in new programs. The increase in compensation is due to, among other things, higher headcount and higher compensation levels, including non-cash equity based compensation, as part of the Company’s overall growth.

Total SG&A expenses as a percent of net sales was approximately 28.7%, as compared to 28.6% last year.

Non-cash equity based compensation: Non-cash equity based compensation increased $676 to $4,264. The increase in non-cash equity based compensation is mainly due to a higher grant-date fair value assigned to options granted during the previous fiscal year. The grant-date fair value is calculated using the Black-Scholes-Merton option-pricing valuation model which is based on a number of variables, including share price, expected volatility, expected term and risk free interest rate. The higher fair value mainly reflects the increase in the Company’s share price. Total compensation cost related to share based payments not yet recognized totaled $1,939 at March 31, 2012, which is expected to be recognized over a weighted average period of approximately 1 year.

Amortization of acquired intangible assets and deferred financing costs: Amortization of acquired intangible assets and deferred financing costs increased $1,478 to $7,995 as compared to $6,517 the same period last year. The increase in amortization expense is mainly because of the acquisitions of Eureka, Celesco and Gentech (“2012 Acquisitions”) and purchase of acquired intellectual property from Sentelligence.

Interest expense, net: Interest expense decreased $471 to $2,574 from $3,045. The decrease in interest expense is primarily due to the decrease in average interest rates, which was partially offset by an increase in average outstanding debt. Interest rates declined to approximately 3.1% for the year ended March 31, 2012 from about 3.9% last year. The decrease in interest rates mainly reflects improved pricing with the amendment to the Senior Secured Credit Facility effective November 8, 2011, which was partly offset by the increase in the LIBOR interest rate. Total average outstanding debt increased to approximately $86,811 for the year ended March 31, 2012 as compared to $80,284 for the year ended March 31, 2011, mainly reflecting additional borrowing to fund the 2012 Acquisitions. Additionally, approximately $41 in interest costs were capitalized in 2012 with the construction of the facility in France, and no such interest was capitalized last year.

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

The fluctuation in foreign currency exchange from a loss to a gain is mainly due to the foreign currency exchange gains of approximately $440 recorded with the favorable fluctuations of the European currencies relative to the U.S. dollar with the Company’s European operations, partially offset by the foreign exchange losses with the fluctuation of the RMB relative to the U.S. dollar. The Company continues to be impacted by volatility in foreign currency exchange rates, including the impact of the fluctuation of the U.S. dollar relative to the Euro, Swiss franc and British pound, as well as the appreciation of the RMB relative to the U.S. dollar.

Impairment of Asset Held for Sale: During the fourth quarter of fiscal 2012, the Company recorded an impairment charge of $400 to write-down the carrying value of the former PSI facility. The impairment was measured under a market approach utilizing an appraisal. The carrying value of the assets held for sale is $1,429, of which $635 represents land, and approximates fair value less cost to sell.

Income Taxes: Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in the Company’s financial statements. The Company records the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.

The Company’s effective tax rate (“ETR”) can be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities, the results of audits and examinations of previously filed tax returns, the implementation of tax planning strategies and changes in tax laws. As detailed in Note 11 to the Consolidated financial statements of the Company in this Annual Report on Form 10-K, the Company’s effective tax rate for 2012 differs from the United States federal statutory rate of 35% is primarily a result of lower effective tax rates on certain earnings from operations outside of the United States. No provisions for United States income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States.

The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments.  Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues estimated amounts for contingent tax liabilities. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary.

Income tax expense for the year ended March 31, 2012 increased $1,316 to $6,153 from $4,837 last year. The increase in income tax expense is primarily due the larger discrete income tax credit adjustment recorded last year with the release of a valuation allowance.

The Company’s overall ETR (income tax expense divided by income before income taxes) for the year ended March 31, 2012 was approximately 18%, as compared to approximately 15% last year. The increase in the overall ETR without discrete adjustments mainly reflects a higher proportion of taxable income in tax jurisdictions with higher tax rates, including the U.S. and Germany. Additionally, the Company recorded a $2,890 non-cash discrete income credit last year with the release of a valuation allowance on German deferred tax assets.

During the quarter ended June 30, 2011, the Company recorded a discrete non-cash income tax credit adjustment of $612 for the re-measurement of the net deferred tax liabilities in Switzerland resulting from a decrease in Swiss tax rates. The regional tax rate, or also referred to as the “cantonal” tax rate, for the Company’s subsidiary in Switzerland will decrease from 20% to 10% over the next five years.

Fiscal Year Ended March 31, 2011 Compared To Fiscal Year Ended March 31, 2010:

	Years ended March 31,
	2011	2010	Change	Percent Change
Net sales	$274,789	$205,028	$69,761	34.0
Cost of goods sold	159,981	126,393	33,588	26.6
Gross profit	114,808	78,635	36,173	46.0
Operating expenses:
Selling, general, and administrative	68,568	60,728	7,840	12.9
Non-cash equity based compensation	3,588	3,218	370	11.5
Amortization of acquired intangibles and deferred financing costs	6,517	6,001	516	8.6
Total selling, general and administrative expenses	78,673	69,947	8,726	12.5
Operating income	36,135	8,688	27,447	315.9
Interest expense, net	3,045	3,899	(854)	(21.9)
Foreign currency exchange loss (gain)	439	(987)	1,426	(144.5)
Equity income in unconsolidated joint venture	(570)	(427)	(143)	33.5
Other expense	209	93	116	124.7
Income before income taxes	33,012	6,110	26,902	440.3
Income tax benefit from reversal of valuation allowance	(2,890)	-	(2,890)	(100.0)
Income tax expense from continuing operations	7,727	52	7,675	14,759.6
Income tax expense from continuing operations	4,837	52	4,785	9,201.9
Income from continuing operations, net of income taxes	$28,175	$6,058	$22,117	365.1

As part of our discussion and analysis, the following table summarizes certain items in our consolidated statements of income as a percentage of net sales.

	Twelve months ended March 31 ,
	2011	2010	Change
Net sales	100.0%	100.0%	-
Cost of goods sold	58.2%	61.6%	(3.4)
Gross profit	41.8%	38.4%	3.4
Operating expenses:
Selling, general, and administrative	25.0%	29.6%	(4.6)
Non-cash equity based compensation	1.3%	1.6%	(0.3)
Amortization of acquired intangibles and deferred financing costs	2.4%	2.9%	(0.5)
Total selling, general and administrative expenses	28.6%	34.1%	(5.5)
Operating income	13.2%	4.2%	9.0
Interest expense, net	1.1%	1.9%	(0.8)
Foreign currency exchange loss (gain)	0.2%	-0.5%	0.7
Equity income in unconsolidated joint venture	-0.2%	-0.2%	-
Other expense	0.0%	0.0%	-
Income before income taxes	12.0%	3.0%	9.0
Income tax benefit from reversal of valuation allowance	-1.1%	0.0%	(1.1)
Income tax expense from continuing operations	2.8%	0.0%	2.8
Income tax expense from continuing operations	1.8%	0.0%	1.8
Income from continuing operations, net of income taxes	10.3%	3.0%	7.3

Net sales: For the year ended March 31, 2011, net sales totaled $274,789, a record for the Company, and represented an increase of $69,761 or 34.0% over the prior year. Organic sales, defined as net sales excluding sales attributed to the PSI acquisition of $11,603, increased $58,158 or 28.4%. Sales increases were in all sensor product lines, with the largest increases in temperature, pressure and force. The overall increase in sales was due to the improvement in overall global economic conditions, as well as new sales from broader product adoptions and new programs.

Partially offsetting the increase in sales was a translation decrease in sales resulting from changes in foreign currency exchange rates. If the average U.S. dollar / Euro exchange rate had not changed during the twelve months ended March 31, 2011 as compared to the twelve months ended March 31, 2010, the Company’s net sales would have been higher by approximately $4,967. Since a portion of the Company’s sales were denominated in Euros and translated into U.S. dollars, there could have been a translation decrease or a translation increase in the Company’s net sales depending on changes in exchange rates. The U.S. dollar appreciated relative to the Euro in comparing average exchange rates for the twelve months ended March 31, 2011 to the twelve months ended March 31, 2010. For example, €1,000 was translated to $1,321 based on the twelve month average exchange rate ended March 31, 2011, but the same €1,000 was translated to $1,412 using twelve month average exchange rate ended March 31, 2010.

The global recession in 2008-2009 had been one of the worst recessions in decades, and the overall impact of the recession was evident during most of fiscal 2010.

Gross margin: Gross margin (gross profit as a percent of net sales) increased to approximately 41.8% from approximately 38.4%. The increase in margin was mainly due to higher volumes of production and sales and the resulting improvement in leverage and overhead absorption. As with all manufacturers, our gross margins were sensitive to overall volume of business in that certain costs are fixed, and when volumes increase, our margins are higher. Additionally, margins were favorably impacted by improved product sales mix. However, partially offsetting the increase in gross margins was the appreciation of the RMB, and the increase in China wages. During fiscal 2011, the RMB appreciated approximately 4.0% relative to the U.S. dollar as compared to the corresponding period last year. This translated to a decrease in profits of approximately $800 based on an estimate decrease in our operating income of approximately $200 for every 1% appreciation of the RMB against the U.S. dollar.

On a continuing basis, our gross margin was expected to vary due to product mix, sales volume, availability and cost of raw materials, foreign currency exchange rates, and other factors.

Selling, general and administrative: Overall, total selling, general and administrative (“SG&A”) expenses increased $8,726 or 12.5% to $78,673. Organic SG&A costs, defined as total SG&A excluding SG&A costs associated with the PSI acquisition of $4,552, increased $4,174 or 6.0%. The increase in organic SG&A mainly reflected higher compensation costs, including wage, 401(k) match, and incentive compensation accruals. The Company reinstated compensation previously cut during the recession, and during the fiscal 2011, the Company accrued approximately $770 and $4,000 of 401(k) match and annual incentive compensation, respectively. In fiscal 2010, the Company accrued $500 and $1,700 of 401(k) match and annual incentive compensation, respectively. Additionally, there was an increase in research and development costs, which was offset by customer funding and subsidies. There were approximately $677 research subsidies from the French government and an increase of approximately $2,800 in customer funded research and development. The increase in customer funded research and development was in part a function of a large development program with a prospective customer.

Total SG&A expenses as a percent of net sales decreased to 28.6% from 34.1%. The decrease in total SG&A as a percent of net sales was due to improved leverage with costs increasing at a lower rate than net sales.

Non-cash equity based compensation: Non-cash equity based compensation increased $370 or 11.5% to $3,588. The increase in non-cash equity based compensation, which was expected to continue next year, was mainly due to a higher grant-date fair value. The grant-date fair value was calculated using the Black-Scholes-Merton option-pricing valuation model which was based on a number of variables, including share price, expected volatility, expected term and risk free interest rate. The higher fair value mainly reflected the increase in the Company’s share price. Total compensation cost related to share based payments not yet recognized totaled $4,850 at March 31, 2011, which was expected to be recognized over a weighted average period of approximately 1.17 years.

Amortization of acquired intangible assets and deferred financing costs: Amortization of acquired intangible assets and deferred financing costs increased $516 to $6,517 as compared to $6,001 last year. The increase in amortization expense was mainly because of the PSI acquisition, as well as the write-off of $585 in deferred financing costs associated with the previous credit facility, which was fully paid on June 1, 2010. Amortization expense is generally higher during the first year after an acquisition because, among other things, the order back-log is fully amortized during the initial year.

Interest expense, net: Interest expense decreased $854 to $3,045 from $3,899. The decrease in interest expense was primarily due to the decreases in average interest rates and average outstanding debt. Interest rates declined to approximately 3.9% this year from about 4.8% last year. The decrease in interest rates mainly reflected the improved pricing with the new Senior Secured Credit Facility. Total consolidated average outstanding debt decreased to approximately $80,284 in 2011 as compared to $84,818 in 2010.

Foreign currency exchange gains and losses: Foreign currency exchange gains and losses represented the impact of changes in foreign currency exchange rates with, among other things, the revaluation of balance sheet accounts. When foreign currency exchange rates fluctuate, there is a resulting revaluation of assets and liabilities denominated and accounted for in foreign currencies other than the business’ functional currency. For example, our Irish subsidiary, which uses the Euro as its functional currency, holds cash denominated in foreign currencies, including the U.S. dollar. As the Euro appreciates against the U.S. dollar, the cash balances held in other denominations are devalued when stated in terms of Euro, resulting in a foreign currency exchange loss.

The fluctuation in foreign currency exchange from a gain last year to a loss this year was mainly due to the revaluation of the U.S. dollar denominated net asset position of the Company’s European and Asian operations. The Company continues to be impacted by volatility in foreign currency exchange rates, including the impact of the fluctuation of the U.S. dollar relative to the Euro and Swiss franc, as well as the appreciation of the RMB relative to the U.S. dollar.

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

The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments.  Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for contingent tax liabilities. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves were adjusted as necessary.

Income tax expense increased $4,785 to $4,837 from $52 last year. The fluctuation was primarily due to the generation of higher profits before taxes during the current period and the generation of losses before taxes in certain tax jurisdictions during the corresponding period last year, as well as the impact of certain discrete tax adjustments.

The overall effective tax rate (income tax expense divided by income from continuing operations before income taxes) was approximately 18%, as compared to 15% last year. There were a number of non-cash discrete tax adjustments in 2011 resulting in a net income tax benefit of approximately $780. The discrete tax adjustments include the following:

The Company recorded a reduction in income tax expense of approximately $2,890 with respect to the release of a valuation allowance on German deferred tax assets. Based on recent improved results in Germany including forecasts of future taxable income, management determined, based on weighing positive and negative evidence, that it was more likely than not that the deferred tax assets are realizable. Approximately $500 of the valuation allowance release was associated with 2011, which was included within the Company's estimated annual effective tax rate for non-discrete items.

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

Diluted shares outstanding: The average number of diluted shares outstanding increased 650,000 to 15,336,000 from 14,686,000. This increase primarily reflected the additional shares issued from the exercise stock option and the impact that the higher price of the Company’s stock has in calculating diluted shares outstanding, partially offset by the shares repurchased by the Company. The calculation of fully diluted shares outstanding under the treasury stock method included the net of new shares potentially issued by unexercised in-the-money options and assumes the proceeds that the Company would receive from the in-the-money option exercises would be used to repurchase common shares in the market. In-the-money options are those option awards with an exercise price below market price.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $32,725 at March 31, 2012, an increase of $11,865 as compared to March 31, 2011, reflecting, among other factors, higher cash flows generated from operating activities, proceeds from stock-option exercises and borrowings from the Company’s revolver, which were partially offset by cash used in investing activities for acquisitions and capital expenditures, share buy-back program and debt payments. Additionally, higher cash balances at March 31, 2012 are also partly due to cash retained for funding a portion of the Cosense acquisition, which closed on April 2, 2012.

The following compares the primary categories of the consolidated statement of cash flows for the years ended March 31, 2012 and 2011:

	Twelve months ended March 31,
	2012	2011	Change

Net cash provided by operating activities	$42,620	$33,906	$8,714

Net cash used in investing activities	(67,230)	(36,584)	(30,646)

Net cash provided by (used in) financing activities	36,453	(291)	36,744

Effect of exchange rate changes on cash	22	664	(642)

Net change in cash and cash equivalents	$11,865	$(2,305)	$14,170

A key source of the Company’s liquidity is its ability to generate positive operating cash flows. Cash flows provided by operating activities increased $8,714 to $42,620. The increase in operating cash flows is mainly due to the $22,109 increase in cash flows from operating working capital (net changes in trade accounts receivable, inventory and accounts payable). In comparing cash flows generated from operating working capital for the year ended March 31, 2012 to the prior year, the largest drivers of the increase in cash flows from operating working capital were the favorable trends with trade receivables, inventory and account payable. The current period net change in accounts receivable was an increase or use of cash flows of $1,506, as compared to an increase or a use of cash flows of $10,351 last year. The improvement in the change in trade receivables mainly reflects continued positive collection trends and the relative level of sales toward the end of the fourth quarter of fiscal 2012, as the number of days sales outstanding (DSO) remained relatively stable at approximately 51 days. DSO is a non-GAAP financial measure and is calculated as follows: ((trade receivables/fourth quarter net sales annualized)*360) or (($49,315 / ($86,436 X 4))*360). The net increases in inventory for the current and prior periods were $1,326 and $7,627, respectively. The improvement in the change in inventory balances for operating cash flows is largely due to efforts to closely manage inventory levels. The number of inventory turns improved slightly to 3.7 from 3.5 annually. The number of inventory turns is also a non-GAAP financial measure and is calculated as follows: (fourth quarter cost of goods sold annualized / inventory) or (($51,874 X 4) / $56,306). Operating cash flows from accounts payable fluctuated favorably by $6,963, reflecting among other factors, the relative level of purchases toward the end of the fiscal year. The decrease in income tax payable mainly reflects higher tax payments, and the increase in income tax payments during the current period as compared to the same period last year is due to higher levels of taxable income.

Net cash used in investing activities for the year ended March 31, 2012 was $67,230 as compared to $36,584 last year. The increase in cash used in investing activities mainly reflects higher value of purchase price and cash outlays for the 2012 Acquisitions and acquired intellectual property from Sentelligence, as compared to the corresponding period last year with the acquisition of PSI. The increase in capital expenditures primarily reflects the purchase of equipment for the manufacturing of new products and programs, as well as capital additions of $8,375 related to the new manufacturing facility in France.

Net cash provided by financing activities for the year ended March 31, 2012 totaled $36,453, as compared to a use of $291 in net cash provided in financing activities last year. The Company’s credit facilities are mainly utilized to fund acquisitions. The Company funded all of the Celesco and Gentech acquisitions and most of the PSI acquisition last year from borrowings under the Company’s revolver. During the twelve months ended March 31, 2012, the Company made approximately $30,950 in revolver and other debt payments. Additionally, the Company executed a share buy-back plan and purchased 229,911 shares for $6,500 of the Company’s stock. Offsetting the revolver and debt payments were the proceeds from the exercise of stock options and the related excess tax benefit from the exercise of stock options. Proceeds from the exercise of stock options totaled $8,973.

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

The Senior Secured Credit Facility, as amended, consists of a $110,000 revolving credit facility (the "Revolving Credit Facility") with a $75,000 accordion feature enabling expansion of the Revolving Credit Facility to $185,000. The Revolving Credit Facility has a variable interest rate based on the London Inter-bank Offered Rate ("LIBOR"), Euro Inter-bank Offered Rate (“EURIBOR”) or the ABR Rate (prime based rate) with applicable margins ranging from 1.25% to 2.00% for LIBOR and EURIBOR based loans or 0.25% to 1.00% for ABR Rate loans. The applicable margins may be adjusted quarterly based on a change in the leverage ratio of the Company. The Senior Secured Credit Facility also includes the ability to borrow in currencies other than U.S. dollars, such as the Euro and Swiss Franc, up to $66,000, of which the Company has utilized approximately $8,300 for euro denominated borrowings as of March 31, 2012. Commitment fees on the unused balance of the Revolving Credit Facility range from 0.25% to 0.375% per annum of the average amount of unused balances. The Revolving Credit Facility will expire on November 8, 2016 and all balances outstanding under the Revolving Credit Facility will be due on such date. The Company has provided a security interest in substantially all of the Company's U.S. based assets as collateral for the Senior Secured Credit Facility and private placement of credit facilities entered into by the Company from time to time not to exceed $50,000, including the Prudential Shelf Facility (as defined below). The Senior Secured Credit Facility includes an inter-creditor arrangement with Prudential and is on a pari passu (equal force) basis with the Prudential Shelf Facility.

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

As of March 31, 2012, the Company utilized the LIBOR and EURIBOR based rates for approximately $80,251 of the Revolving Credit Facility. The weighted average interest rate applicable to borrowings under the Revolving Credit Facility was approximately 1.8% at March 31, 2012. As of March 31, 2012, the outstanding borrowings on the Revolving Credit Facility, which is classified as non-current, were $80,251. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change. At March 31, 2012, the Company could have borrowed an additional $29,749.

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

The Company was in compliance with its debt covenants at March 31, 2012.

China credit facility: On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co., Ltd. (“CMB”).   On December 23, 2011, MEAS China renewed the China Credit Facility and extended the expiration to November 25, 2013. The China Credit Facility permits MEAS China to borrow up to RMB 68,000 (approximately $10,800).  Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal.  MEAS China has pledged its Shenzhen facility to CMB as collateral.  The interest rate will be based on the London Inter-bank Offered Rate (“LIBOR”) plus a LIBOR spread, depending on the term of the loan when drawn.  The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China. At March 31, 2012, MEAS China had not borrowed any amounts under the China Credit Facility.

European credit facility: On July 21, 2010, the Company’s subsidiary in France (“MEAS Europe”) entered into a five year credit facility agreement (the “European Credit Facility”) with La Societe Bordelaise de Credit Industriel et Commercial (“CIC”). The European Credit Facility permits MEAS Europe to borrow up to €2,000 (approximately $2,600).   Specific covenants include specific financial covenants for maximum leverage ratio and net debt to equity ratio, as well as customary limitations, compliance with laws and regulations, use of proceeds, and timely payment of interest and principal.  MEAS Europe has pledged its Les Clayes-sous-Bois, France facility to CIC as collateral.  The interest rate is based on the EURIBOR Offered Rate (“EURIBOR”) plus a spread of 1.8%. The EURIBOR interest rate will vary depending on the term of the loan when drawn.  The purpose of the European Credit Facility is primarily to provide additional flexibility in funding operations of MEAS Europe. At March 31, 2012, MEAS Europe had borrowed €1,400 (approximately $1,867) against the European Credit Facility and MEAS Europe could borrow €600 (approximately $800). MEAS Europe was in compliance with its debt covenants at March 31, 2012.

Promissory notes: In connection with the acquisition of Intersema Microsystems SA (“Intersema”), the Company issued 10,000 Swiss franc unsecured promissory notes (the “Intersema Notes”). The Intersema Notes were fully paid in January 2012. The Intersema Notes were payable in four equal annual installments through January 15, 2012, at an interest rate of 4.5% per year.

Acquisition earn-outs and contingent payments: The Company has an earnings based earn-out in connection with the Eureka acquisition, for which the Company recorded an estimated fair value of $2,100 at March 31, 2012. The Company has a sales based earn-out in connection with the Gentech acquisition, for which the Company recorded a fair value estimate of £1,387 or approximately $2,200, based on exchange rates at the date of acquisition. The estimates for the Eureka and Gentech earn-outs are based on certain assumptions and actual amounts could differ significantly and changes to this estimate once finalized within the measurement period will be recorded to earnings in future periods.

LIQUIDITY: Management assesses the Company’s liquidity in terms of available cash, our ability to generate cash and our ability to borrow to fund operating, investing and financing activities. The Company continues to generate cash from operating activities, and the Company remains in a positive financial position with availability under credit facilities. The Company will continue to have cash requirements to support working capital needs, capital expenditures, earn-outs related to acquisitions, and to pay interest and service debt. One of the Company’s known cash requirements is for capital expenditure commitments related to the construction of the two new facilities in Toulouse, France and Chengdu, China. The Toulouse facility is expected to be completed in the second half of calendar 2012 at a total cost of approximately $11,000, excluding value added taxes (“VAT”), of which approximately $8,375 has been incurred during fiscal 2012. The Chengdu facility is expected to be built over a two year period at a cost of approximately $6,000, excluding land and VAT. As part of the transition to new facilities, the Company expects to temporarily increase certain inventory levels. We believe the Company’s financial position, generation of cash and the existing credit facility, in addition to the potential to refinance or obtain additional financing will be sufficient to meet funding of day-to-day and material short and long-term commitments for the foreseeable future.

At March 31, 2012, we had approximately $32,725 of available cash and approximately $29,637 of borrowing capacity, after considering the limitations set on the Company’s total leverage under the revolving credit facility. This cash balance includes cash of $10,814 in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations. Additionally, the Company had approximately $7,150 of cash in Europe at March 31, 2012. The Company’s cash balances are generated and held in numerous locations throughout the world, including substantial amounts held outside the United States. The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed. Wherever possible, cash management is centralized and intra-company financing is used to provide working capital to the Company’s operations. Cash balances held outside the United States could be repatriated to the United States, but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted or prohibited by local laws. Where local restrictions prevent an efficient intra-company transfer of funds, the Company’s intent is that cash balances would remain in the foreign country and it would meet United States liquidity needs through ongoing cash flows, external borrowings, or both.

ACCUMULATED OTHER COMPREHENSIVE INCOME: Accumulated other comprehensive income primarily consists of foreign currency translation adjustments, which relate to the Company’s European and Asian operations and the effects of changes in the exchange rates of the U.S. dollar relative to the Euro, Chinese RMB, Hong Kong dollar, Japanese Yen, Swiss franc and British pound. Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Accumulated other comprehensive income also includes unrecognized pension costs.

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

On February 9, 2011 and August 11, 2011, the Company’s Board of Directors approved two repurchase programs authorizing the buy-back of up to $7,500 and $6,500, respectively, of MEAS common stock. The Company completed the approved repurchase programs and acquired 245,048 shares in fiscal 2011 and 229,911 shares in fiscal 2012. The repurchase of the Company’s common stock is restricted by our Senior Secured Credit Agreement. As permitted by Amendment 1 dated May 4, 2011 under our Senior Credit Agreement, the Company is limited to a cumulative amount of $60,000 for payments related to stock buy-backs, of which payments totaling $14,000 have been made to date. In accordance with our bylaws as a New Jersey corporation, repurchased shares revert to authorized but unissued status.

SEASONALITY: As a whole, there is no material seasonality in our sales. However, general economic conditions have an impact on our business and financial results, and certain end-use markets experience certain seasonality. For example, European sales are often lower in summer months and OEM sales are often stronger immediately preceding and following the introduction of new products.

INFLATION: We compete on the basis of product design, features, and value. Accordingly, our prices generally have kept pace with inflation, notwithstanding that inflation in the countries where our subsidiaries are located has been consistently higher than inflation in the United States. We have recently experienced increases in material and labor costs, including the direct impact of changes in foreign currency exchange rates, and as a result, we have had pressure on our margins.

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

The Company has acquired and divested of certain assets, including the acquisition of businesses and the sale of the Consumer business. In connection with these acquisitions and divestiture, the Company often provides and receives representations, warranties and/or indemnities to cover various risks and unknown liabilities, such as claims for damages arising out of the use of products or relating to intellectual property matters, commercial disputes, environmental matters or tax matters. The Company cannot estimate the potential liability from such representations, warranties and indemnities because they relate to unknown conditions. However, the Company does not believe that the liabilities relating to these representations, warranties and indemnities will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

AGGREGATE CONTRACTUAL OBLIGATIONS: As of March 31, 2012, the Company’s contractual obligations, including payments due by period, are as follows:

Contractual Obligations:	Payment due by period
	Total	1 year	2-3 years	4-5 years	> 5 years
Long-term debt obligations	$102,952	$1,990	$300	$90,662	$10,000
Interest obligation on long-term debt	12,847	2,614	5,121	4,858	254
Capital lease obligations	60	30	30	-	-
Operating lease obligations	22,016	4,347	7,978	4,104	5,587
Purchase obligations	11,776	11,703	73	-	-
Other long-term obligations*	7,632	2,360	4,572	250	450
Total	$157,283	$23,044	$18,074	$99,874	$16,291

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

The above contractual obligation table excludes certain contractual obligations, such as possible severance payments to certain executives, since these contractual commitments are not accrued as liabilities at March 31, 2012 or are otherwise indeterminable. These contractual obligations are accrued as liabilities when the respective contingencies are determinable.

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

Interest Rate Risk: Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility loan accrue at a rate based on either a LIBOR or EURIBOR based rate plus a margin or at an Indexed (prime based) Rate plus a margin. The LIBOR, EURIBOR or Index Rate is at our election. Our results will be adversely affected by any increase in interest rates. For example, based on the $80,251 of total debt outstanding under the revolver credit facility at March 31, 2012, an annual interest rate increase of 10 percent would increase interest expense and decrease our pre-tax profitability by $8,025. Interest on the principal amounts of our borrowings under our term loans accrue at fixed rates. If interest rates decline, the Company would not be able to benefit from the lower rates on our long-term debt. We do not currently hedge our interest rate exposure.

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

Foreign Currency Exchange Rate Risk: Foreign currency exchange rate risk arises from the Company’s investments in subsidiaries owned and operated in foreign countries, as well as from transactions in currencies other than the business’ functional currency. The effect of a change in currency exchange rates on the Company’s net investment in international subsidiaries is reflected in the “accumulated other comprehensive income” component of stockholders’ equity. A 10% appreciation in major currencies relative to the U.S. dollar at March 31, 2012 would result in a reduction of stockholders’ equity of approximately $15,746. The effect of a change in currency exchange rates from transactions in currencies other than the business’ functional currency is reflected in “foreign currency exchange gain or loss.” The Company’s primary transactional foreign currency exposures relate to the U.S. dollar relative to the RMB, Euro and British pound. A 10 percent appreciation of the RMB, British pound and Euro relative to the U.S. dollar for the Company’s net foreign currency exposures in those currencies at March 31, 2012, would result in a foreign currency losses of approximately $224 with the RMB, and a foreign currency gain of approximately $654 and $270 with the Euro and British pound, respectively.

Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing sites throughout the world and a large portion of its sales are generated in foreign currencies. A substantial portion of our revenues are priced in U.S. dollars, and most of our costs and expenses are priced in U.S. dollars, with the remaining priced in Chinese RMB, Euros, Swiss francs and British pound. Sales by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the United States dollar. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the U.S. dollar compared with that of our foreign customers’ currencies. Refer to Item 1, Business, Foreign Operations for details concerning annual net sales invoiced from our facilities within the U.S. and outside of the U.S. and as a percentage of total net sales for the last three years, as well as net assets and the related functional currencies. Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s consolidated financial statements.

During 2012, the RMB appreciated approximately 3.6% relative to the U.S. dollar. The RMB appreciated approximately 4% during 2011, and it did not appreciate during fiscal 2010. The Chinese government no longer pegs the RMB to the US dollar, but established a currency policy letting the RMB trade in a narrow band against a basket of currencies. The Company has more expenses denominated in RMB than sales denominated in RMB (i.e., short RMB position), and as such, when the U.S. dollar weakens relative to the RMB, our operating profits decrease. Based on our net exposure of RMB to U.S. dollars for the fiscal year ended March 31, 2012 and forecast information for fiscal 2013, we estimate a negative operating income impact of approximately $2,667 for every 10 percent appreciation in RMB against the U.S. dollar (assuming no price increases passed to customers, and no associated cost increases or currency hedging). We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

Fluctuations in the value of the Hong Kong dollar have not been significant since October 17, 1983, when the Hong Kong government tied the value of the Hong Kong dollar to that of the U.S. dollar. However, there can be no assurance that the value of the Hong Kong dollar will continue to be tied to that of the U.S. dollar.

The Company’s French, Irish and German subsidiaries have more sales denominated in Euros than expenses denominated in Euros and the Company’s Swiss subsidiary has more expenses denominated in Swiss francs than sales denominated in Swiss francs. As such, if the U.S. dollar weakens relative to the Euro and Swiss franc, our operating profits increase in France, Ireland and Germany but decline in Switzerland. Based on the net exposures of Euros and Swiss francs to the U.S. dollars for the fiscal year ended March 31, 2012, we estimate a positive operating income impact of approximately $555 and a negative income impact of approximately $92 for every 10 percent appreciation in the Euro and Swiss franc, respectively, relative to the U.S. dollar (assuming no price increases passed to customers, and associated cost increases or currency hedging).

With the purchase of Gentech, the Company added an operating entity with the British pound as the functional currency. Based on our estimated net exposure of British pounds to U.S. dollars for the period ended March 31, 2012 and forecast information for fiscal 2013, we estimate an annualized negative impact of $937 to operating income for every 10% appreciation of the British pound against the U.S. dollar for fiscal 2013.

The Company has entered into a number of foreign currency exchange contracts in China in an attempt to hedge the Company’s exposure to the RMB. The RMB/U.S. dollar currency contracts have gross notional amounts totaling $17,000 with exercise dates through June 28, 2013 at an average exchange rate of 0.1586 (RMB to U.S. dollar conversion rate). With these RMB/U.S. dollar contracts, for every 10 percent depreciation of the RMB or a 10 percent appreciation of the RMB, the Company would be exposed to an additional fx gains and losses, respectively, of approximately $1,700. Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in the results of operations, not in other comprehensive income.

To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

The Company has an earnings based earn-out contingency in connection with the Eureka acquisition, for which the Company has recorded an estimated fair value of $2,100. The Company has a sales based earn-out in connection with the Gentech acquisition, for which the Company has recorded a fair value estimate of £1,387 or approximately $2,200, based on exchange rates at the date of acquisition. The fair value estimates for the Eureka and Gentech earn-outs are based on certain assumptions and actual amounts could differ significantly and changes to this estimate will be recorded to earnings in future periods. If the earn-out contingencies with Eureka and Gentech acquisitions are understated by 10%, we estimate a negative impact to earnings of $210 and $220, respectively, or if these earn-out contingencies are overstated by 10%, we estimate a positive impact to earnings of $210 and $220, respectively.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data are listed below in Item 15: Exhibits, Financial Statement Schedules and are filed with this report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Effectiveness of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer with the participation of management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

In reliance on guidance set forth in Question 3 of a “Frequently Asked Questions” interpretative release issued by the Staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance in September 2004, as revised on September 24, 2007, regarding Securities Exchange Act Release No. 34-47986, Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting excluded the evaluation of internal controls for the Company’s recent acquisitions of Transducer Controls Corporation, also known as and doing business as Celesco (“Celesco”) and Timesquest Limited, a holding company and the sole shareholder of Gentech International Limited (“Gentech”). The reason for these exclusions is that Celesco and Gentech were acquired on September 30, 2011 and October 31, 2011, respectively, and it was not possible for management to conduct an assessment of internal control over financial reporting in the period between the date the acquisition was completed and the date of management’s assessment.  Accordingly, management excluded Celesco and Gentech from its assessment of changes to internal control over financial reporting during the year ended March 31, 2012.  At March 31, 2012, Celesco and Gentech represented approximately 10% and 4%, respectively of total assets, and approximately 3% and 2%, respectively, of net sales for the year then ended. Celesco and Gentech will be included in management’s assessment of the effectiveness of internal control over financial reporting starting no later than the annual assessment for the fiscal year beginning April 1, 2012.

Exclusive of recent acquisitions, our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2012.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal controls over financial reporting as of March 31, 2012, as stated in their report which appears below.

(c) Attestation Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Measurement Specialties, Inc.:

We have audited Measurement Specialties, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Measurement Specialties, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Transducer Controls Corporation, also known as and doing business as Celesco (“Celesco”) and Timesquest Limited, a holding company and the sole shareholder of Gentech International Limited (“Gentech”), which are included in the 2012 consolidated financial statements of Measurement Specialties, Inc. and represented 10% and 4%, respectively, of total assets, and 3% and 2%, respectively, of net sales for the year then ended. Our audit of internal controls over financial reporting of Measurement Specialties, Inc. also did not include an evaluation of the internal control over financial reporting of Celesco and Gentech.

In our opinion, Measurement Specialties, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Measurement Specialties, Inc. and subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended March 31, 2012, and our report dated June 6, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ Ernst & Young LLP

Richmond, Virginia

June 6, 2012

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Apart from certain information concerning our Code of Conduct which is set forth below, other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 13, 2012, including the information set forth under the captions “Election of Directors”, “Committees of the Board of Directors”, and “Executive Officers”, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2012.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 13, 2012, including the information set forth under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation”, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of March 31, 2012:

Equity Compensation Plan Information

For the Year Ended March 31, 2012:

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED- AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SHARES REMAINING FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN(A))
EQUITY COMPENSATION PLANS APPROVED BY SECURITY HOLDERS	2,334,860	$18.24	1,205,531

EMPLOYEE STOCK PURCHASE PLAN	3,861	24.51	192,664

	2,338,721	$18.25	1,398,195

The other information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 13, 2012, including the information set forth under the caption “Beneficial Ownership of Measurement Specialties Common Stock.”

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 13, 2012, including the information set forth under the captions “Executive Agreements and Related Transactions”, “Committees of the Board of Directors” and “Election of Directors” which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2012.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 13, 2012, including the information set forth under the caption “Fees Paid to Our Independent Registered Public Accounting Firm”, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2012.

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
Date: June 6, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Guidone	President, Chief Executive Officer and	June 6, 2012
Frank Guidone	Director (Principal Executive Officer)

Chief Financial Officer (Principal
/s/ Mark Thomson	Financial Officer and Principal Accounting	June 6, 2012
Mark Thomson	Officer)

/s/ Morton L. Topfer	Chairman of the Board	June 6, 2012
Morton L. Topfer

/s/ John D. Arnold	Director	June 6, 2012
John D. Arnold

/s/ Satish Rishi	Director	June 6, 2012
Satish Rishi

/s/ R. Barry Uber	Director	June 6, 2012
R. Barry Uber

/s/ Kenneth E. Thompson	Director	June 6, 2012
Kenneth E. Thompson

Exhibit Index

Exhibit Index

Number	Description

3.1	Second Restated Certificate of Incorporation of Measurement Specialties, Inc. (1)

3.2	Bylaws of Measurement Specialties, Inc. (2)

4.1	Specimen Certificate for shares of common stock of Measurement Specialties, Inc. (3)

10.1	Measurement Specialties, Inc. 2006 Stock Option Plan (4)

10.2	Measurement Specialties, Inc. 2006 Employee Stock Purchase Plan (4)

10.3	Measurement Specialties, Inc. 2008 Equity Incentive Plan (5)

10.4	Measurement Specialties, Inc. 1998 Stock Option Plan (6)

10.5	Measurement Specialties, Inc. 2003 Stock Option Plan (7)

10.6	Measurement Specialties, Inc. 2010 Stock Option Plan (8)

10.14	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Measurement Ltd. by and between Fervent Group Limited and Kenabell Holding Limited. (9)

10.18	Amended and Restated Executive Employment Agreement dated November 6, 2007 by and between Measurement Specialties, Inc. and Frank Guidone. (10)

10.19	Employment Agreement dated March 13, 2007 by and between Measurement Specialties, Inc. and Mark Thomson. (11)

10.20	Employment Agreement dated December 7, 2005 by and between Measurement Specialties, Inc. and Steve Smith. (14)

10.21	Employment Agreement dated February 15, 2008 by and between Measurement Specialties, Inc. and. Glen MacGibbon (14)

10.22	Amendments to Employment Agreements dated June 6, 2011 by and between Measurement Specialties, Inc. and Frank Guidone, Mark Thomson, Glen MacGibbon and Steve Smith. (15)

10.23	Agreement for the purchase of entire share capital of Intersema Microsystems SA dated December 28, 2007 by and among Measurement Specialties, Inc., Mr. Manfred Knutel and Mr. Hans Peter Salvisberg. (10)

10.25	Credit facility Agreement by and among Measurement Specialties (China) Ltd. and China Merchants Bank Co. Ltd. dated December 23, 2011. (12)

10.26	Senior Secured Credit Facility dated June 1, 2010 by and among, Measurement Specialties, Inc., the U.S. Credit Parties signatory thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Bank America, N.A., as syndication agent, and certain other parties thereto. (13)

10.27	Master Shelf Agreement dated June, 2010 by and among, Measurement Specialties, Inc., the U.S. Credit Parties signatory thereto, Prudential Investment Management, Inc., whereby Prudential agreed to purchase up to $50,000 of senior secured notes issued by the Company. (13)

21.1	Subsidiaries.

23.1	Consent of Ernst & Young LLP

23.2	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on November 7, 2007 and incorporated herein by reference.

2	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on July 5, 2001 and incorporated herein by reference.

3	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 (File No. 333-57928) and incorporated herein by reference.

4	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on July 28, 2006 and incorporated herein by reference.

5	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on July 29, 2008 and incorporated herein by reference.

6	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on August 18, 1998 and incorporated herein by reference.

7	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on July 29, 2003 and incorporated herein by reference.

8	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement and Additional Proxy Materials on Schedule 14A for the Annual Meeting of Shareholders filed on July 29, 2010 and September 7, 2010, respectively, incorporated herein by reference.

9	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on December 6, 2005 and incorporated herein by reference.

10	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on February 6, 2008 and incorporated herein by reference.

11	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on June 12, 2007 and incorporated herein by reference.

12	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on December 12, 2011 and incorporated herein by reference.

13	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on June 1, 2010 and incorporated herein by reference.

14	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 8-Q filed on August 6, 2008 and incorporated herein by reference.

15	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on June 9, 2011 and incorporated herein by reference.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Measurement Specialties, Inc:

We have audited the accompanying consolidated balance sheets of Measurement Specialties, Inc. and subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the two years in the period ended March 31, 2012. Our audits also included the financial statement schedule II listed in the Index at Item 15(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Measurement Specialties, Inc. and subsidiaries at March 31, 2012 and March 31, 2011, and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule II, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Measurement Specialties, Inc and subsidiaries’ internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 6, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

June 6, 2012

Report of KPMG LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Measurement Specialties, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows of Measurement Specialties, Inc. and subsidiaries for the year ended March 31, 2010. In connection with our audit of the consolidated financial statements, we have also audited financial statement schedule II for the year ended March 31, 2010. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Measurement Specialties, Inc. and subsidiaries for the year ended March 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the financial statement schedule for the year ended March 31, 2010, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2-Variable interest entity, the consolidated financial statements for the year ended March 31, 2010 have been restated to give effect to the retroactive adoption of the Financial Accounting Standards Board’s amended accounting standards related to consolidation of variable interest entities.

/s/ KPMG LLP

Norfolk, Virginia

June 9, 2010, except as to Note 2-Variable interest entity, which is as of June 7, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
(Amounts in thousands, except per share amounts)	2012	2011	2010
Net sales	$313,204	$274,789	$205,028
Cost of goods sold	187,323	159,981	126,393
Gross profit	125,881	114,808	78,635
Selling, general, and administrative expenses	89,963	78,673	69,947
Operating income	35,918	36,135	8,688
Interest expense, net	2,574	3,045	3,899
Foreign currency exchange loss (gain)	(175)	439	(987)
Equity income in unconsolidated joint venture	(806)	(570)	(427)
Impairment of asset held for sale	400	-	-
Other expense	68	209	93
Income before income taxes	33,857	33,012	6,110
Income tax expense	6,153	4,837	52
Income from continuing operations, net of income taxes	27,704	28,175	6,058
Loss from discontinued operations, net of income taxes	-	-	(142)
Net income	$27,704	$28,175	$5,916

Earnings per common share - Basic:
Income from continuing operations, net of income taxes	$1.84	$1.92	$0.42
Loss from discontinued operations	-	-	(0.01)
Net income - Basic	$1.84	$1.92	$0.41

Earnings per common share - Diluted:
Income from continuing operations, net of income taxes	$1.74	$1.84	$0.41
Loss from discontinued operations	-	-	(0.01)
Net income - Diluted	$1.74	$1.84	$0.40

Weighted average shares outstanding - Basic	15,086	14,692	14,498
Weighted average shares outstanding - Diluted	15,936	15,336	14,686

See accompanying notes to consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	March 31, 2012	March 31, 2011

ASSETS

Current assets:
Cash and cash equivalents	$32,725	$20,860
Accounts receivable trade, net of allowance for doubtful accounts of $766 and $714, respectively	49,315	43,624
Inventories, net	57,704	52,212
Deferred income taxes, net	1,626	3,212
Prepaid expenses and other current assets	5,229	5,514
Other receivables	2,967	1,222
Asset held for sale	1,429	-
Total current assets	150,995	126,644

Property, plant and equipment, net	60,484	50,303
Goodwill	144,455	115,864
Acquired intangible assets, net	49,378	28,656
Deferred income taxes, net	3,613	2,883
Investment in unconsolidated joint venture	3,038	2,578
Other assets	6,244	2,838
Total assets	$418,207	$329,766

See accompanying notes to consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)	March 31, 2012	March 31, 2011

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$1,867	$-
Current portion of long-term debt	123	171
Current portion of capital lease obligations	30	39
Promissory notes payable	-	2,713
Accounts payable	31,879	21,815
Accrued expenses	5,116	5,441
Accrued compensation	8,755	12,646
Income taxes payable	3,124	2,491
Deferred income taxes, net	375	444
Other current liabilities	3,201	2,752
Total current liabilities	54,470	48,512

Revolver	80,251	46,000
Long-term debt, net of current portion	20,711	20,901
Capital lease obligations, net of current portion	30	17
Acquisition earn-out contingencies	4,317	-
Deferred income taxes, net	10,184	3,532
Other liabilities	5,227	1,735
Total liabilities	175,190	120,697

Equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	-	-
Common stock, no par; 25,000,000 shares authorized; 15,297,151 shares and 14,989,675 shares issued and outstanding	-	-
Additional paid-in capital	101,435	93,608
Retained earnings	129,013	101,309
Accumulated other comprehensive income	12,569	14,152
Total equity	243,017	209,069
Total liabilities and shareholders' equity	$418,207	$329,766

See accompanying notes to consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED MARCH 31, 2012, 2011 AND 2010

				Accumulated		Compre-
	Shares of	Additional		Other		hensive
	Common	Paid-in	Retained	Comprehensive		Income
(Dollars in thousands)	Stock	Capital	Earnings	Income	Total	(Loss)
Balance, March 31, 2009	14,483,622	$81,948	$67,218	$8,110	$157,276
Comprehensive income:
Net income			5,916	-	5,916	$5,916
Currency translation adjustment, net of income taxes of $281			-	414	414	414
Comprehensive income						$6,330
Non-cash equity based compensation		3,218	-	-	3,218
Amounts from exercise of stock options	50,809	172	-	-	172
Balance, March 31, 2010	14,534,431	$85,338	$73,134	$8,524	$166,996
Comprehensive income:
Net income			28,175	-	28,175	$28,175
Currency translation adjustment			-	6,264	6,264	6,264
Unregcognized pension plan costs, net of taxes of $110			-	(636)	(636)	(636)
Comprehensive income						$33,803
Non-cash equity based compensation		3,588	-	-	3,588
Amounts from exercise of stock options	700,292	11,433	-	-	11,433
Tax benefit from exercise of stock options		749	-	-	749
Purchases of company stock	(245,048)	(7,500)	-	-	(7,500)
Balance, March 31, 2011	14,989,675	$93,608	$101,309	$14,152	$209,069
Comprehensive income:
Net income			27,704	-	27,704	$27,704
Currency translation adjustment			-	(873)	(873)	(873)
Unrecognized pension plan costs, net of income taxes of $282			-	(710)	(710)	(710)
Comprehensive income						$26,121
Non-cash equity based compensation		4,264	-	-	4,264
Amounts from exercise of stock options	537,387	8,973	-	-	8,973
Tax benefit from exercise of stock options		1,090	-	-	1,090
Purchases of company stock	(229,911)	(6,500)	-	-	(6,500)
Balance, March 31, 2012	15,297,151	$101,435	$129,013	$12,569	$243,017

See accompanying notes to consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
(Amounts in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$27,704	$28,175	$5,916
Loss from discontinued operations	-	-	(142)
Income from continuing operations	27,704	28,175	6,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,735	14,893	14,072
Gain on sale of assets	-	(47)	68
Non-cash equity based compensation	4,264	3,588	3,218
Impairment of asset held for sale	400	-	-
Deferred income taxes	(713)	(63)	(1,927)
Research tax credits	(1,551)	1,287	1,677
Equity income in unconsolidated joint venture	(806)	(570)	(427)
Unconsolidated joint venture distributions	582	114	815
Net change in operating assets and liabilities:
Accounts receivable, trade	(1,506)	(10,351)	(2,595)
Inventories	(1,326)	(7,627)	4,258
Prepaid expenses, other current assets and other receivables	(712)	(2,361)	674
Other assets	(1,855)	476	690
Accounts payable	7,804	841	1,356
Accrued expenses, accrued compensation, other current and other liabilities	(3,034)	4,852	4,288
Income taxes payable	(3,366)	699	(3,025)
Net cash provided by operating activities	42,620	33,906	29,200
Cash flows from investing activities:
Purchases of property and equipment	(20,655)	(9,628)	(5,372)
Proceeds from sale of assets	-	81	67
Acquisition of business, net of cash acquired, and acquired intangible assets	(46,575)	(27,037)	(100)
Net cash used in investing activities	(67,230)	(36,584)	(5,405)
Cash flows from financing activities:
Borrowings from revolver and short-term debt	64,193	62,746	5,000
Borrowings from long-term debt	-	20,000	-
Repayments of revolver and capital leases	(30,764)	(77,978)	(21,074)
Repayments of long-term debt	(186)	(8,173)	(6,382)
Payment of deferred financing costs	(353)	(1,568)	(832)
Purchase of treasury stock	(6,500)	(7,500)	-
Proceeds from exercise of options and employee stock purchase plan	8,973	11,433	172
Excess tax benefit from exercise of stock options	1,090	749	-
Net cash provided by (used in) financing activities	36,453	(291)	(23,116)

Net cash provided by operating activities of discontinued operations	-	-	141
Net cash provided by discontinued operations	-	-	141

Net change in cash and cash equivalents	11,843	(2,969)	820
Effect of exchange rate changes on cash	22	664	68
Cash, beginning of year	20,860	23,165	22,277
Cash, end of period	$32,725	$20,860	$23,165

Supplemental Cash Flow Information:
Cash paid or received during the period for:
Interest paid	$(2,541)	$(3,483)	$(3,793)
Income taxes paid	(6,441)	(2,672)	(3,925)
Income taxes refunded	291	652	780

See accompanying notes to consolidated financial statements.

Measurement Specialties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012 and 2011

(Currency amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

Description of business: Measurement Specialties, Inc. is a global leader in the design, development and manufacture of sensors and sensor-based systems for original equipment manufacturers (“OEM”) and end users, based on a broad portfolio of proprietary technology and typically characterized by the MEAS brand name. We are a global business and we believe we have a high degree of diversity when considering our geographic reach, broad range of products, number of end-use markets and breadth of customer base. The Company is a multi-national corporation with fourteen primary manufacturing facilities strategically located in the United States, China, France, Ireland, Germany, Switzerland and Scotland, enabling the Company to produce and market globally a wide range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for engine and vehicle, medical, general industrial, consumer and home appliance, military/aerospace, environmental water monitoring, and test and measurement applications. The Company’s products include sensors for measuring pressure, linear/rotary position, force, torque, piezoelectric polymer film sensors, custom microstructures, load cells, vibrations and acceleration, optical absorption, humidity, gas concentration, gas flow rate, temperature, fluid properties, and fluid level. The Company’s advanced technologies include piezoresistive silicon, polymer and ceramic piezoelectric materials, application specific integrated circuits, micro-electromechanical systems (“MEMS”), foil strain gauges, electromagnetic force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, anisotropic magneto-resistive devices, electromagnetic displacement sensors, hygroscopic capacitive structures, ultrasonic measurement systems, optical measurement systems, negative thermal coefficient (“NTC”) ceramic sensors, 3-6 DOF (degree of freedom) force/torque structures, complex mechanical resonators, magnetic reed switches, high frequency multipoint scanning algorithms, and high precision submersible hydrostatic level detection.

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

Variable interest entity: The Company accounts for its 50 percent ownership interest in Nikkiso-THERM (“NT”), a joint venture in Japan and the Company’s one variable interest entity (“VIE”), under the equity method of accounting. The Company is not the primary beneficiary of NT since it does not have both the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the losses or the right to receive the benefits of the VIE. The power to direct the activities of NT is shared with each of NT’s partners. Under the equity method of accounting, the Company does not consolidate the VIE but recognizes its proportionate share of the profits and losses of the unconsolidated VIE. The nature of the Company’s involvement with NT is not as a sponsor of a qualifying special purpose entity (“QSPE”) for the transfer of financial assets. NT is a self-sustaining manufacturer and distributor of temperature based sensor systems in Asian markets. The assets of NT are used in the joint venture’s operations and the VIE relationship does not expose the Company to risks not considered normal business risks. All periods presented in the consolidated financial statements reflect the deconsolidation of NT in accordance with the amended accounting standards.

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

Cash and Cash Equivalents: The Company considers highly liquid investments with original maturities of up to three months, when purchased, to be cash equivalents. There were no cash equivalents at March 31, 2012 and 2011. At March 31, 2012 and 2011, approximately $10,814 and $6,254, respectively, of the Company’s cash balances were maintained in China, which are subject to certain restrictions and are not freely transferable to another country without adverse tax consequences because of exchange control regulations, but can be used without such restrictions for general business purposes in China.

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

Other Liabilities: Other liabilities include pension liabilities and minimum royalty payments.

Promissory Note Receivable: Promissory note receivable, which was fully collected in fiscal 2010, was recorded net of imputed interest and relates to the financing arrangement with the sale of the Consumer business (See Note 6). The note was unsecured. Amounts collected on this promissory note receivable were included in net cash provided by investing activities from discontinued operations in the consolidated statements of cash flows.

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

In evaluating goodwill for impairment, the fair value of the Company’s reporting unit was determined using the implied fair value approach for fiscal years ended March 31, 2012, 2011 and 2010. The implied fair value approach consists of comparing the Company’s market capitalization to the Company’s book value, and if the market capitalization exceeds book value, there is no impairment of goodwill. Based on our analyses and the applicable guidelines, there was no impairment of the Company’s goodwill at March 31, 2012, 2011 and 2010.

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

In step one, management must make assumptions regarding estimated future cash flows to determine whether there is an indication of impairment, and in the event step two is required, the fair value of these assets is determined. Other factors could include, among other things, quoted market prices, or other valuation techniques considered appropriate based on the circumstances. If these estimates or related assumptions change in the future, an impairment charge may need to be recorded. Impairment charges are included in our consolidated statements of operations, and resulted in reduced carrying amounts of the related assets on our consolidated balance sheets.

The Company determined during fourth quarter of fiscal 2012, there was a triggering event requiring an impairment analysis for Asset Held for Sale for which the Company recorded an impairment charge of $400.

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

Research and Development and Advertising Costs: The Company conducts research and development activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of the Company’s existing products and expanding applications of the Company’s products. Research and development and advertising costs are expensed as incurred and are included in operating expenses in the Company’s consolidated statement of operation. Research and development costs amounted to $20,198, $19,918 and $10,626, for the years ended March 31, 2012, 2011 and 2010, respectively. Customer funded research and development was $4,564 $4,809 and $2,008 for the fiscal years ended March 31, 2012, 2011, and 2010, respectively. Advertising costs are expensed when the advertising or promotion is published. Advertising expenses for the years ended March 31, 2012, 2011, and 2010 were approximately $218, $110 and $45, respectively.

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

Acquisitions can include earn-out contingencies, for which estimated fair values are recorded to goodwill as part of preliminary purchase accounting during the permitted measurement period. Estimates of the fair value for earn-outs are based on a number of assumptions and actual amounts could differ significantly. Changes to the recorded earn-out estimates after the measurement period are recorded to earnings.

Comprehensive Income: Comprehensive income consists of net income for the period, the impact of unrealized foreign currency translation adjustments, net of applicable income taxes and unrecognized pension plan costs, net of income taxes.

Stock-Based Payment: The Company’s results for the years ended March 31, 2012, 2011, and 2010 include $4,264, $3,588 and $3,218, respectively, of operating expenses for share-based compensation.

The Company receives a tax deduction for certain stock options and stock option exercises during the period the options are exercised, generally for the excess of the fair value of the stock over the exercise price of the options at the exercise date. The Company has elected to report the excess tax benefit from the exercise of equity instruments as a financing cash inflow.  Since the Company has been in a net operating loss carry-forward position, the Company has consistently applied the tax-law-ordering approach, whereby the tax benefits are considered realized for current-year exercises of share-based compensation awards.

Net cash proceeds from the exercise of stock options were $8,973, $11,433, and $172 for the years ended March 31, 2012, 2011 and 2010, respectively. Excess income tax benefit realized for the years ended March 31, 2012 and 2011 from stock option exercises was $1,090 and $749, respectively. There was no excess income tax benefit realized from stock option exercises for the year ended March 31, 2010.

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

The Company has a number of forward purchase currency contracts to manage the Company’s exposures to fluctuations in the U.S. dollar relative to the RMB. These currency contracts are entered into to hedge foreign exchange exposure, although they are undesignated for accounting purposes. Since these currency contracts do not meet the requirements for hedge accounting, changes in the fair value of these instruments are recognized in foreign currency gains and losses, rather than in other comprehensive income.

Capitalized Interest: The Company’s policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year. During 2012, interest costs capitalized as part of the construction of the new facility in France totaled $41. No interest costs were capitalized during 2011 and 2010.

Pensions: The Company’s European operations maintain certain defined benefit plans for substantially all of their employees. The Company follows the standards for employers’ accounting for defined benefit pension and other postretirement plans. Accounting for pensions and other postretirement benefit plans requires management to make several estimates and assumptions (See Note 10). These include the expected rate of return from investment of the plans' assets and the expected retirement age of employees as well as their projected earnings and mortality. In addition, the amounts recorded are affected by changes in the interest rate environment because the associated liabilities are discounted to their present value. Management makes these estimates based on the company's historical experience and other information that it deems pertinent under the circumstances (for example, expectations of future stock market performance).

The Company recognizes in the statement of financial position the funded status of the defined benefit pension plan as the difference between the fair value of the plan assets and the benefit obligation. The Company recognizes the changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Actuarial gains and losses are generally amortized, subject to the corridor, over the average remaining service life of the Company’s active employees. Certain pension disclosures are not made since the plans in aggregate is considered immaterial to the consolidated financial statements.

Recently adopted accounting pronouncements: In May 2011, the FASB issued accounting standards for fair value measurement. The amendments to the fair value standards are to achieve common fair value measurement and disclosure requirements in U.S. GAAP. The accounting standards update existing fair value measurement guidance by providing a framework for how companies should measure fair value when used in financial reporting, and sets out required disclosures. The amendments are intended to clarify how fair value should be measured, predominantly converge the U.S. and IFRS guidance, and expand the disclosures that are required. The updated U.S. guidance was effective for the Company beginning January 1, 2012 and there was no impact on the Company’s results of operations or financial condition from these new accounting requirements.

Recently issued accounting pronouncements: In June 2011, the FASB issued new accounting standards for reporting comprehensive income. The new accounting standards revise only the presentation of comprehensive income in financial statements and require that net income and other comprehensive income be reported either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Presentation of components of comprehensive income in the statements as changes in stockholders’ equity will no longer be allowed. In December 2011, the FASB issued an amendment to the new accounting standards for reporting comprehensive income with the Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive, which defers the changes that relate to the presentation of reclassification adjustments. These new reporting requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which is the Company’s 2013 fiscal year. Early adoption of the standard is permitted. The Company will apply the new reporting requirements retrospectively effective April 1, 2012.

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

3. INVENTORIES

Inventories are valued at the lower of cost or market (‘LCM’) using the first-in first-out method.  Inventories and inventory reserves for slow-moving, obsolete and lower of cost or market exposures at March 31, 2012 and 2011 are summarized as follows:

	March 31, 2012	March 31, 2011
Raw Materials	$30,419	$30,608
Work-in-Process	11,929	10,330
Finished Goods	19,613	15,650
	61,961	56,588
Inventory Reserves	(4,257)	(4,376)
	$57,704	$52,212

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Property, plant and equipment are summarized as follows:

	March 31, 2012	March 31, 2011	Useful Life
Production equipment and tooling	$60,144	$55,295	3-10 years
Building and leasehold improvements	26,390	27,192	39 to 45 years or lesser of useful life or remaining term of lease
Furniture and equipment	15,890	14,783	3-10 years
Construction-in-progress	12,943	1,880
Total	115,367	99,150
Less: accumulated depreciation and amortization	(54,883)	(48,847)
	$60,484	$50,303

Included in construction in progress at March 31, 2012 is approximately $8,375 related to the construction of the new facility in Toulouse, France. Total depreciation was $8,740, $8,372 and $8,071 for the years ended March 31, 2012, 2011 and 2010, respectively. Property and equipment included $60 and $56 in capital leases at March 31, 2012 and 2011, respectively.

5. ACQUISITIONS, GOODWILL IMPAIRMENT TESTING, ACQUIRED INTANGIBLES, ASSET HELD FOR SALE AND IMPAIRMENT OF ASSET HELD FOR SALE

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

Goodwill balances presented in the consolidated balance sheets of foreign acquisitions are translated at the exchange rate in effect at each balance sheet date; however, opening balance sheets used to calculate goodwill and acquired intangible assets are based on purchase date exchange rates, except for earn-out payments, which are recorded at the exchange rates in effect on the date the earn-out is accrued. The following table shows the roll forward of goodwill reflected in the financial statements for the year ended March 31, 2012:

Accumulated goodwill	$119,217
Accumulated impairment losses	(3,353)
Balance March 31, 2011	115,864
Attributable to 2008 acquisitions	8
Attributable to 2011 acquisitions	173
Attributable to 2012 acquisitions	28,233
Effect of foreign currency translation	177
Balance March 31, 2012	$144,455

The following briefly describes the Company’s acquisitions since March 31, 2010 forward, as well as the Visyx acquisition for which the final purchase accounting allocation was finalized in fiscal 2012 with the resolution of an earn-out contingency, and the Intersema acquisition with related notes payable information.

Visyx: Effective November 20, 2007, the Company acquired certain assets of Visyx Technologies, Inc. (Visyx”) based in Sunnyvale, California for $1,624 ($1,400 at close, $100 held-back to cover certain expenses, and $124 in acquisition costs). The Seller had the potential to receive up to an additional $2,000 in the form of a contingent payment based on successful commercialization of specified sensors prior to December 31, 2011, and an additional $9,000 earn-out based on a percentage of sales through calendar year 2011. In December 2010, the Company paid $2,000 in connection with the earn-out related to the successful commercialization of certain sensors, which was recorded as additional purchase price. Approximately $121 of the sales based earn-out had been recorded as additional purchase price during fiscal 2012. Visyx had a range of sensors that measure fluid properties, including density, viscosity and dielectric constant, for use in heavy truck/off road engines and transmissions, compressors/turbines, refrigeration and air conditioning.

Intersema: Effective December 28, 2007, the Company completed the acquisition of all of the capital stock of Intersema Microsystems S.A. (“Intersema”), a sensor company headquartered in Bevaix, Switzerland, for $40,160 ($31,249 in cash at closing, $8,708 in unsecured Promissory Notes (“Intersema Notes”), and $203 in acquisition costs). The Intersema Notes had an interest rate of 4.5% per annum and were payable in four equal annual installments on January 15 of each year. The selling shareholders had the potential to receive up to an additional 20,000 Swiss francs or approximately $18,946 (based on December 31, 2008 exchange rates) tied to calendar 2009 earnings growth objectives. The established conditions of the contingencies were not met, and no amounts were recorded as an additional element of the cost of the acquisition. Intersema is a designer and manufacturer of pressure sensors and modules with low pressure, harsh media and ultra-small package configurations for use in barometric and sub-sea depth measurement markets. The transaction was financed with borrowings under the Company’s previous amended credit facility.

Pressure Systems, Inc.: On September 8, 2010, the Company acquired all of the capital stock of Pressure Systems, Inc. (“PSI”), a sensor company based in Hampton, Virginia, for $25,037 ($25,000 in cash at close and approximately $37 paid after closing).  PSI is a global leader in pressure sensing instrumentation for the aerospace industry and for water monitoring within operational and resource management applications. The water monitoring industry is large and a significant growth opportunity for the Company. Additionally, the Company achieved cost synergies with the PSI business combination mainly through the consolidation of operations due to the close proximity of the acquisition to the Company’s existing Hampton facility. The transaction was funded from a combination of available cash on hand and borrowings under the Company’s Senior Secured Credit Facility. From the acquisition date to March 31, 2011, approximately $11,603 of sales and approximately $2,111 of net income are included in the Company’s consolidated financial statements, as well as $176 in transaction related costs. The Company’s final purchase price allocation related to the PSI acquisition is as follows:

Assets:
Accounts receivable	$2,290
Inventory	2,017
Prepaid and other	88
Property and equipment	2,808
Other	59
Acquired intangible assets	8,770
Goodwill	13,748
29,780
Liabilities:
Accounts payable	(737)
Accrued expenses and other liabilities	(630)
Deferred income taxes	(3,376)
(4,743)
Total Purchase Price	$25,037

Eureka: On July 8, 2011, the Company acquired certain assets of Eureka Environmental, Inc. (“Eureka”), a sensor company based in Austin, Texas, for $2,250. The sellers have the potential to receive additional amounts in the form of a contingent payment based on certain earnings thresholds through calendar 2013, for which the Company has recorded as part of purchase price the fair value estimate of $2,100.  The estimate for this earn-out is based on certain assumptions and actual amounts could differ significantly and changes to this estimate will be recorded to earnings in future periods. Eureka manufactures a range of multi-probe pressure sensors mainly used for monitoring water quality. The water monitoring industry is large and a significant growth opportunity for the Company. The transaction was funded from available cash on hand. Since the acquisition date to March 31, 2012, approximately $1,210 of net sales and approximately $199 of net losses related to Eureka are included in the Company’s consolidated financial statements. The Company has recorded transaction-related costs of approximately $100 as a component of selling, general and administrative expenses. The Company’s final purchase price allocation, except for the earn-out contingency, related to the Eureka acquisition is as follows:

Assets:
Inventory	$183
Prepaid and other	41
Property and equipment	27
Acquired intangible assets	722
Goodwill	3,393
4,366
Liabilities:
Accrued expenses	(16)
Accrued Earn-out Contingency	(2,100)
(2,116)
Cash Paid	2,250
Accrued Earn-out Contingency	2,100
Total Purchase Price	$4,350

Celesco: On September 30, 2011, the Company completed the acquisition of all of the capital stock of Transducer Controls Corporation, a sensor company doing business as Celesco (“Celesco”) based in Chatsworth, California, for $37,375, including an estimated $2,375 in acquired cash. The purchase price is subject to additional consideration adjustments based on final calculations of established working capital levels. Celesco is a leading supplier to OEMs of a range of position sensors, including short and long stroke string pot, linear potentiometer and rotary sensors. The transaction was funded from borrowings under the Company’s Senior Secured Credit Facility, as defined in Note 8 below. The Company has recorded transaction-related costs of approximately $280 as a component of selling, general and administrative expenses. Since the acquisition date to March 31, 2012, approximately $8,292 in net sales and $959 in net income from Celesco are included in the Company’s consolidated financial statements. The purchase price allocation for the Celesco acquisition is subject to certain adjustments, including income taxes, which will be finalized within the permitted measurement period. The Company’s preliminary purchase price allocation related to the Celesco acquisition is as follows:

Assets:
Cash	$4,618
Accounts receivable	2,338
Inventory	3,240
Prepaid and other	668
Property and equipment	75
Other	272
Acquired intangible assets	18,660
Goodwill	19,654
49,525
Liabilities:
Accounts payable	(701)
Accrued expenses and other liabilities	(1,853)
Income taxes payable	(2,430)
Deferred income taxes	(7,166)
(12,150)
Total Purchase Price	$37,375

The opening balance sheet for Celesco includes acquired cash of approximately $2,375, as well as $2,243 of cash and seller transaction related obligations for certain post-close payments.

Gentech: On October 31, 2011, the Company completed the acquisition of all of the capital stock of Timesquest Limited, a holding company and the sole shareholder of Gentech International Limited (“Gentech”), for £6,500 or approximately $10,500, net of cash acquired, based on foreign currency exchange rates at the date of the acquisition. Gentech is a level sensor and non-contact level switch company based in Ayrshire, Scotland. The seller can earn up to an additional £1,500 or approximately $2,400 if certain sales performance goals are achieved for the two year period ending December 31, 2013, for which the Company has recorded as part of purchase price a fair value estimate of £1,387 or approximately $2,200 based on exchange rates at the date of acquisition.  The estimate for this earn-out is based on certain assumptions and actual amounts could differ significantly. Changes to this estimate will be recorded to earnings in future periods. The acquisition of Gentech is expected to allow the Company to compete in the urea tank market with combined level and quality sensors. The transaction was funded from borrowings under the Company’s Senior Secured Credit Facility. Since the acquisition date to March 31, 2012, approximately $6,895 in net sales and $365 in net income from Gentech are included in the Company’s consolidated financial statements. The Company has recorded transaction-related costs of approximately $310 as a component of selling, general and administrative expenses. The purchase price allocation for Gentech acquisition is subject to certain adjustments, including income taxes, which will be finalized within the permitted measurement period. The Company’s preliminary purchase price allocation related to the Gentech acquisition is as follows:

Assets:
Cash	$1,328
Accounts receivable	2,591
Inventory	1,164
Prepaid and other	122
Property and equipment	299
Acquired intangible assets	7,404
Goodwill	5,186
18,094
Liabilities:
Accounts payable	(1,191)
Accrued expenses and other liabilities	(3,257)
Deferred income taxes	(1,851)
(6,299)
Cash paid	11,795
Accrued Earn-out Contingency	2,237
Total Purchase Price	$14,032

Asset held for sale and Impairment of asset held for sale: The Company completed the consolidation of the former PSI facility into the existing MEAS Hampton facility. The PSI facility is no longer utilized for manufacturing and is held for sale. Accordingly, the former PSI facility is classified as an asset held for sale in the consolidated balance sheet, since it meets the held for sale criteria under the applicable accounting guidelines.

In the fourth quarter of fiscal 2012, the Company concluded it had a triggering event requiring assessment of impairment since the former PSI facility had not been sold and overall economic trends and market conditions not being positive for commercial real estate. As a result, the Company reviewed the asset for impairment and recorded a $400 impairment charge. The impairment was measured under a market approach utilizing an appraisal. The inputs utilized in the analysis are classified as Level 2 inputs within the fair value hierarchy as defined in the related accounting standards for fair value measurements and disclosures. The carrying value of the former PSI facility is $1,429, of which $635 represents land value, and approximates fair value less cost to sell.

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

The gross amounts and accumulated amortization, along with the range of amortizable lives, are as follows:

		March 31, 2012			March 31, 2011
	Weighted- Average Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	10	$58,735	$(21,547)	$37,188	$36,333	$(16,977)	$19,356
Patents	15	4,058	(1,781)	2,277	4,179	(1,585)	2,594
Tradenames	2	2,562	(2,428)	134	2,356	(2,294)	62
In-process research & development	Indefinite	230	-	230	230	-	230
Backlog	1	4,910	(4,910)	-	3,506	(3,506)	-
Covenants-not-to-compete	3	1,202	(1,071)	131	1,116	(1,035)	81
Proprietary technology	11	12,469	(3,051)	9,418	8,522	(2,189)	6,333
		$84,166	$(34,788)	$49,378	$56,242	$(27,586)	$28,656

Amortization expense for acquired intangible assets for the years ended March 31, 2012, 2011 and 2010 was $7,656, $5,515 and $5,111, respectively. Annual amortization expense for the years ending March 31 is estimated as follows:

Amortization
Year	Expense
2013	$6,481
2014	5,782
2015	5,571
2016	5,475
2017	5,152
Thereafter	20,917
$49,378

Pro forma Financial Data (Unaudited): The following represents the Company’s pro forma consolidated income from continuing operations, net of income taxes, for the years ended March 31, 2012, 2011 and 2010, based on purchase accounting information assuming the PSI, Eureka, Celesco and Gentech acquisitions occurred as of April 1, 2009, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had the acquired companies been operated as part of the Company since April 1, 2009.

	Years ended March 31,
	2012	2011	2010
Net sales	$326,978	$305,965	$247,808

Net income	$29,611	$28,921	$8,499

Net income per share:
Basic	$1.96	$1.97	$0.59
Diluted	$1.86	$1.89	$0.58

6. DISCONTINUED OPERATIONS AND GAIN ON SALE OF ASSETS:

In accordance with our accounting policy for Disposal of Long-lived Assets, the related financial information for the Consumer segment is reported as discontinued operations. The Consumer segment designed and manufactured sensor-based consumer products, such as bathroom and kitchen scales, tire pressure gauges and distance estimators, primarily as an original equipment manufacturer (OEM), to retailers and distributors mainly in the United States and Europe.

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

7. FAIR VALUE MEASUREMENTS:

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

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

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

Assets and liabilities measured at fair value on a recurring basis: A summary of financial assets and liabilities that are measured at fair value on a recurring basis as of March 30, 2012 and 2011 are as follows:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
March 31, 2012
Assets:
Foreign currency exchange contracts	$-	$11	$-	$11
Liabilities:
Acquisition earn-out contingencies	-	-	4,317	4,317
March 31, 2011
Assets:
Foreign currency exchange contracts	$-	$143	$-	$143

The table below provides a reconciliation of the fair value of the acquisition earn-out contingencies measured on a recurring basis for which the Company has designated as Level 3:

Beginning April 1, 2011	$-
Acquisitions	4,317
Changes in fair value	-
Balance at March 31, 2012	$4,317

The fair value of the Company’s foreign currency contracts was based on Level 2 measurements in the fair value hierarchy.  The fair value of the foreign currency contracts is based on forward exchange rates relative to current exchange rates which were obtained from independent financial institutions reflecting market quotes. The fair value of the acquisition earn-out contingencies is determined using a modeling technique based on significant unobservable inputs calculated using a discounted future cash flows approach. Key assumptions include discount rates for present value factor of 16% for Eureka and 3.3% for Gentech, which are based on industry specific weighted average cost of capital, adjusted for, among other things, time and risk, as well as forecasted annual earnings before interest, taxes, depreciation and amortization of $1,039 for Eureka and forecasted annual revenues of £10,800 for Gentech over the life of the earn-outs. The estimated fair value of acquisition earn-out contingencies could differ significantly from actual amounts.

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during fiscal 2012.

Assets and liabilities measured at fair value on a nonrecurring basis: Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

In the fourth quarter of fiscal 2012, the Company recorded a $400 impairment charge to write-down an asset held for sale to its estimated fair value, less cost to sell. The fair value measurement of this asset was determined using relevant market data based on recent transactions for similar assets and third party estimates, which are classified as Level 2 inputs.  As a result, the Company has classified the fair value of the asset held for sale as Level 2.

Fair value of financial instruments: In addition to the fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require disclosures regarding the fair value of all of the Company’s financial instruments. The methods and significant assumptions used to estimate the fair value of financial instruments and any changes in methods or significant assumptions from prior periods are also required to be disclosed.

The fair values and carrying amounts of other financial instruments as of March 31, 2012 and 2011are as follows:

	March 31, 2012		March 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Short-term borrowings and notes payable	$1,867	$1,867	$2,713	$2,713
Captial leases	60	60	56	56
Revolver	80,251	80,251	46,000	46,000
Term debt	20,834	20,834	21,072	21,072

For promissory notes payable, capital lease obligations, and long-term debt, the fair value is determined as the present value of expected future cash flows discounted at the current interest rate, which approximates rates currently offered by lending institutions for loans of similar terms and comparable maturities to companies with comparable credit risk. These are considered Level 2 inputs. The fair value of the revolver approximates carrying value due to the variable interest nature of the debt.

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

Interest Rate Risk: Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility is variable and accrues at a rate based on either a London Inter-Bank Offered Rate (“LIBOR”) or Euro Inter-bank Offered Rate (“ EURIBOR”) rate plus a margin or at an Indexed (prime based) Rate plus a margin. The LIBOR, EURIBOR or Index Rate is at our election. With our revolving credit facility, our results will be adversely affected by an increase in interest rates. Interest on the principal amounts of our borrowings under our term loans accrue at fixed rates. If interest rates decline, the Company would not be able to benefit from the lower rates on our long-term debt. We do not currently hedge these interest rate exposures.

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

During the year ended March 31, 2012, the RMB appreciated approximately 3.6% relative to the U.S. dollar. The RMB appreciated approximately 4% relative to the U.S. dollar during fiscal 2011, and appreciated less than 0.1% during fiscal 2010. The Chinese government no longer pegs the RMB to the U.S. dollar, but established a currency policy letting the RMB trade in a narrow band against a basket of currencies. The Company has more expenses in RMB than sales (i.e., short RMB position), and as such, if the U.S. dollar weakens relative to the RMB, our operating profits will decrease. We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

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

The Company has a number of foreign currency exchange contracts in Asia for the purposes of hedging the Company’s short-position exposure to the RMB. The RMB/U.S. dollar currency contracts have notional amounts totaling $17,000, with exercise dates through June 28, 2013 at average exchange rates of 0.1586 (RMB to U.S. dollar conversion rate). With the RMB/U.S. dollar contracts, for every 10 percent depreciation of the RMB, the Company would be exposed to approximately $1,700 in additional foreign currency exchange losses. Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in results of operations, not in other comprehensive income. To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

Fair values of derivative instruments not designated as hedging instruments are as follows:

	March 31,
Financial position:	2012	2011	Location
Foreign currency contracts - RMB	$11	$143	Other assets (liabilities)

The effect of derivative instruments not designated as hedging instruments on the statements of operations and cash flows for the year ended March 31, 2012 and 2011 is as follows:

	Years ended March 31,
Results of operations:	2012	2011	2010	Location
Foreign currency contracts - RMB	$(187)	$(326)	$(18)	Foreign currency exchange (gain) loss
Foreign currency contracts - Euro	-	(25)	$(27)	Foreign currency exchange (gain) loss
Foreign currency exchange contracts - Japanese yen	-	-	(229)
Total	$(187)	$(351)	$(274)

	Years ended March 31,
Cash flows from operating activities: Source (Use)	2012	2011	2010	Location
Foreign currency exchange contracts - RMB	$322	$(186)	$(125)	Prepaid expenses (Accrued expenses)
Foreign currency exchange contracts - Euro	-	-	304	Prepaid expenses (Accrued expenses)
Foreign currency exchange contracts - Japense yen	-	-	106	Prepaid expenses (Accrued expenses)
Total	$322	$(186)	$285

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

The Senior Secured Credit Facility, as amended, consists of a $110,000 revolving credit facility (the "Revolving Credit Facility") with a $75,000 accordion feature enabling expansion of the Revolving Credit Facility to $185,000 and matures on November 8, 2016. The Revolving Credit Facility has a variable interest rate based on the LIBOR, EURIBOR or the ABR Rate (prime based rate) with applicable margins ranging from 1.25% to 2.00% for LIBOR and EURIBOR based loans or 0.25% to 1.00% for ABR Rate loans. The applicable margins may be adjusted quarterly based on a change in the leverage ratio of the Company. The Senior Secured Credit Facility also includes the ability to borrow in currencies other than U.S. dollars, such as the Euro and Swiss Franc, up to $66,000, of which the Company utilized approximately $8,300 as of March 31, 2012. Commitment fees on the unused balance of the Revolving Credit Facility range from 0.25% to 0.375% per annum of the average amount of unused balances. The Revolving Credit Facility will expire on November 8, 2016 and all balances outstanding under the Revolving Credit Facility will be due on such date. The Company has provided a security interest in substantially all of the Company's U.S. based assets as collateral for the Senior Secured Credit Facility and private placement of credit facilities entered into by the Company from time to time not to exceed $50,000, including the Prudential Shelf Facility (as defined below). The Senior Secured Credit Facility includes an inter-creditor arrangement with Prudential and is on a pari passu (equal force) basis with the Prudential Shelf Facility.

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

As of March 31, 2012, the Company utilized the LIBOR and EURIBOR based rate for $80,251 of the Revolving Credit Facility. The weighted average interest rate applicable to borrowings under the Revolving Credit Facility was approximately 1.8% at March 31, 2012. As of March 31, 2012, the outstanding borrowings on the Revolving Credit Facility, which is classified as non-current, were $80,251. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change. At March 31, 2012, the Company could have borrowed an additional $29,749 under the Revolving Credit Facility.

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

The Company was in compliance with its debt covenants at March 31, 2012.

Deferred financing costs: Amortization of deferred financing costs totaled $339, $1,006, and $890 for the years ended March 31, 2012, 2011 and 2010, respectively. Annual amortization expense of deferred financing costs associated with the refinancing is estimated to be approximately $280.

Chinese credit facility: On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co., Ltd (“CMB”).   On December 23, 2011, MEAS China renewed the China Credit Facility and extended the expiration to November 25, 2013. The China Credit Facility permits MEAS China to borrow up to RMB 68,000 (approximately $10,800).  Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal.  MEAS China has pledged its Shenzhen facility to CMB as collateral.  The interest rate will be based on the London Inter-bank Offered Rate (“LIBOR”) plus a LIBOR spread, depending on the term of the loan when drawn.  The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China. At March 31, 2012, MEAS China had not borrowed any amounts under the China Credit Facility.

European credit facility: On July 21, 2010, the Company’s subsidiary in France (“MEAS Europe”) entered into a five year credit facility agreement (the “European Credit Facility”) with La Societe Bordelaise de Credit Industriel et Commercial (“CIC”). The European Credit Facility permits MEAS Europe to borrow up to €2,000 (approximately $2,600).  Specific covenants include certain financial covenants for maximum leverage ratio and net debt to equity ratio, as well as customary limitations, compliance with laws and regulations, use of proceeds, and timely payment of interest and principal.  MEAS Europe has pledged its Les Clayes-sous-Bois, France facility to CIC as collateral.  The interest rate is based on the EURIBOR interest rate plus a spread of 1.8%. The EURIBOR interest rate will vary depending on the term of the loan when drawn.  The purpose of the European Credit Facility is primarily to provide additional flexibility in funding operations of MEAS Europe. At March 31, 2012, MEAS Europe had borrowed €1,400 (approximately $1,867) against the European Credit Facility and MEAS Europe could borrow an additional €600 (approximately $800). MEAS Europe was in compliance with its debt covenants at March 31, 2012.

Promissory notes: In connection with the acquisition of Intersema Microsystems SA (“Intersema”), the Company issued 10,000 Swiss franc unsecured promissory notes (the “Intersema Notes”). The Intersema Notes were fully paid in January 2012. The Intersema Notes were payable in four equal annual installments through January 15, 2012, at an interest rate of 4.5% per year.

Long-term debt and promissory notes: Below is a summary of the long-term debt and promissory notes outstanding at March 31, 2012 and 2011:

	March 31,	March 31,
	2012	2011
Term notes at 5.70% due in full on June 1, 2015	$10,000	$10,000

Term notes at 6.15% due in full on June 1, 2017	10,000	10,000

Five year term-loan at prime or LIBOR plus 4.50% or 3.00%	-	-

Governmental loans from French agencies at no interest and payable based on R&D expenditures	834	1,008

Term credit facility with six French banks at an interest rate of 4%	-	64
	20,834	21,072
Less current portion of long-term debt	123	171
	$20,711	$20,901
4.5% promissory note payable in four equal annual installments through January 15, 2012	$-	$2,713
Less current portion of promissory notes payable	-	2,713
	$-	$-

The annual principal payments of long-term debt, promissory notes and revolver as of March 31, 2012 are as follows:

Years ending March 31,	Term	Other	Subtotal	Short-term debt	Revolver	Total
2013	$-	$123	$123	$1,867	$-	$1,990
2014	-	233	233	-	-	233
2015	-	67	67	-	-	67
2016	10,000	-	10,000	-	-	10,000
2017	-	411	411	-	80,251	80,662
Thereafter	10,000	-	10,000	-	-	10,000
Total	$20,000	$834	$20,834	$1,867	$80,251	$102,952

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

On February 9, 2011 and August 11, 2011, the Company’s Board of Directors approved two repurchase programs authorizing the buy-back of up to $7,500 and $6,500, respectively, of MEAS common stock. The Company completed the approved repurchase programs and acquired 245,048 shares in fiscal 2011 and 229,911 shares in fiscal 2012. The repurchase of the Company’s common stock is restricted by our Senior Secured Credit Agreement. In accordance with our bylaws as a New Jersey corporation, repurchased shares revert to authorized but unissued status. The repurchase of MEAS stock is restricted by our Senor Secured Credit Agreement. As permitted by Amendment I dated May 4, 2011 under our Senior Credit Agreement, the Company is limited to a cumulative amount of $60,000 for payments related to stock buy-backs, of which payments totaling $14,000 have been made to date. The payment of dividends is restricted by our Senior Secured Credit Agreement to a cumulative amount of $15,000. The Company does not intend to declare cash dividends on our common equity in the foreseeable future, because the Company intends to retain earnings to support the Company’s growth strategy.

Accumulated Other Comprehensive Income:

Accumulated other comprehensive income primarily consists of foreign currency translation adjustments, as well as unrecognized pension costs. The largest portion of the cumulative translation adjustment relates to the Company’s European and Asian operations and reflects the changes in the Euro, RMB, Hong Kong dollar, Swiss franc and British pound exchange rates relative to the US dollar.

10. BENEFIT PLANS:

Defined Contribution Plans:

The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. Substantially all of its U.S. employees are eligible to participate after completing three months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions. The Company recorded an expense of $568, $767 and $572 under the plans for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

Defined Benefit Plans:

Two of the Company’s European operations maintain certain defined benefit plans for substantially all of their employees. The gross amount of the future benefit to be paid for pension and retirement will be fully covered through a specific contract subscribed through an insurance company. At March 31, 2012 and 2011, the fair value of the plan assets was $4,448 and $3,841, respectively, and the benefit obligation was $6,528 and $4,522, respectively. Overall, remaining amounts and related disclosures for the pension plan are immaterial to the consolidated financial statements.

Employee Stock Purchase Plan:

In September 2006, the Company established the Measurement Specialties, Inc. 2006 Employee Stock Purchase Plan (“ESPP”) under Section 423 of the Internal Revenue Code to provide employees of the Company and certain of its subsidiaries with an opportunity to purchase shares of the Company’s common stock through accumulated payroll deductions. The purchase price for shares of the Company’s common stock under the ESPP is 95% of the lower of the closing value of the Company’s common stock on the first or last trading day of an offering period. In accordance with the applicable standards for employers’ accounting for employee stock ownership plans, shares held by the ESPP are considered outstanding upon the commitment date for issuance for purposes of calculating diluted net income per common share. The Company issued 3,861, 6,264 and 4,876 shares as part of the offering period ending March 31, 2012, 2011 and 2010, respectively, and these shares were considered outstanding in the respective calculations of diluted net income per common share.

11. INCOME TAXES:

Income from continuing operations before income taxes for the years ended March 31, 2012, 2011 and 2010 consists of the following:

	2012	2011	2010

Domestic	$7,342	$2,615	$(3,378)
Foreign	26,515	30,397	9,488
Income from continuing operations before income taxes	$33,857	$33,012	$6,110

Income tax expense from continuing operations consists of the following:

	2012	2011	2010
Current
Federal	$1,515	$159	$48
Foreign	5,017	4,713	1,930
State	334	28	-
Total	$6,866	$4,900	$1,978

Deferred
Federal	386	2,869	(128)
Foreign	(1,388)	(3,057)	(1,711)
State	289	125	(88)
Total	(713)	(63)	(1,927)
	$6,153	$4,837	$51

Differences between the federal statutory income tax rate and the effective tax rates using income from continuing operations, before income taxes are as follows:

	2012	2011	2010
Statutory tax rate	35.0%	35.0%	35.0%
Return to provision adjustment	-0.4%	0.2%	-0.7%
Effect of foreign taxes	-13.5%	-16.9%	-38.2%
State taxes	0.9%	0.6%	-1.2%
Valuation allowance	0.2%	-8.8%	0.3%
Stock options	0.2%	0.6%	6.1%
US tax on foreign income	0.9%	6.1%	13.8%
Tax credits	-3.1%	-1.9%	-5.8%
Rate changes	-1.8%	0.0%	-7.4%
Tax exempt income	-0.1%	-0.5%	-0.7%
Other	-0.1%	0.3%	-0.4%
	18.2%	14.7%	0.8%

Differences between the federal statutory rate and the effective tax rate have historically related mainly to reduced rates applied to pre-tax income generated by the Company’s foreign subsidiaries. The decline in the effect of foreign income taxes over the past three years reflects, among other factors, the shift of more taxable income to the jurisdictions with higher tax rates. During fiscal 2011, there was a significant difference due to the release of the valuation allowance recorded for certain deferred tax assets principally at our German subsidiary. The return to provision adjustment in 2011 mainly relates to the IRS settlement in the U.S. for 2007. Most of the return to provision adjustment in 2010 relates to the research and development (“R&D”) deduction in China. The larger permanent items in 2012, 2011 and 2010 include incentive stock options, tax credits, foreign dividend income, as well as non-deductible meals and entertainment expenses.

During the quarter ended June 30, 2011, the Company recorded a discrete non-cash income tax credit adjustment of $612 for the re-measurement of the net deferred tax liabilities in Switzerland resulting from a decrease in Swiss cantonal tax rates. The regional tax rate, also referred to as the cantonal tax rate, for the Company’s subsidiary in Switzerland will decrease from 20% to 10% over the next five years. In fiscal 2010, there was a tax law change in France which included changes to a business tax previously not classified as an income tax but is now reported as an income tax. This change increased income tax in France by $63.

China tax law includes provisions for high technology enterprises to qualify for a reduced rate of 15%. To qualify for this reduced rate, the Company has to meet various criteria in regard to its operation related to its sales, research and development activity, and intellectual property rights. During the fourth quarter of fiscal 2010, the Company’s subsidiary in China received approval from the Chinese tax authorities for High Tech New Enterprise status (“HTNE”). The new HTNE status for the Company provided a reduced rate of 15% through calendar 2011, at which time there is a requalification process. The Company is working with Chinese authorities for renewal of HNTE status, and based on current tax law and our existing tax status, management believes MEAS China will obtain recertification for HNTE status. Accordingly, the Company continues to record income taxes in China at the 15% tax rate. If the Company does not retain HTNE status after calendar 2011, the Company’s income tax rate in China would increase to 25%. These reduced tax rates resulted in tax reductions of approximately $1,513, $1,664 and $466, or approximately $0.10, $0.11 and $0.03 per diluted share for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. Additionally, the Company recorded in fiscal 2010 approximately $136 non-cash income tax expense related to the revaluation of the net deferred tax assets in China resulting from decrease in income tax rates. Also included in fiscal 2010, is a tax reduction resulting from the Company qualifying for additional expense deductions in China for qualifying R&D expenses.

During 2011 and 2010, the Company elected to repatriate $8,000 and $7,500, respectively, of undistributed earnings from its Irish subsidiary, MEAS Ireland, and recorded a discrete income tax expense for $2,058 in 2011 and $1,100 in 2010 and an appropriate deferred tax liability, all of which had been fully recognized by March 31, 2012. The Company generally considers undistributed earnings of most of its foreign subsidiaries to be indefinitely reinvested outside of the U.S. and, accordingly, no U.S. deferred taxes are recorded with respect to such earnings. Should the earnings be remitted as dividends, the Company would be subject to additional U.S. taxes net of allowable foreign tax credits. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings.

The Hong Kong statutory corporate tax rate applicable to the Company's Hong Kong Subsidiary’s earnings is 16.5%. The statutory tax rates for the Company's subsidiaries in France and Germany are approximately 33.0% and 32.0%, respectively. The statutory tax rates in Ireland are 12.5% for trade operating income and 25% for passive income such as interest. The statutory tax rate in Scotland is approximately 25%.

During the second quarter of fiscal 2010, the Company received approval from the Swiss tax authority for a five year tax holiday effective in fiscal 2010. The Company’s tax rate in Switzerland was reduced to approximately 12.5% from 22%. These reduced tax rates resulted in tax reductions of approximately $110, $211 and $659, or approximately $0.01, $0.01 and $0.05 per diluted share for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. In accordance with accounting principles for income taxes, the Company revalued the Company’s Swiss net deferred tax liabilities at the lower tax rate, resulting in a discrete non-cash income tax credit of $651 recorded during the quarter ended September 30, 2009. The Company’s Swiss subsidiary had a reduced tax rate of 8.5% through December 31 2008, as a result of being granted a tax holiday by the Swiss tax authority. These reduced tax rates resulted in tax reductions of approximately $95 or $0.01 per share for fiscal year ended March 31, 2009.

The significant components of the deferred tax assets and deferred tax liabilities at March 31, 2012, and 2011 consist of the following:

	2012	2011
Current deferred tax assets:
Net operating loss carryforwards	$299	$1,516
Accounts receivable allowance for doubtful accounts	143	149
Inventory	783	788
Accrued expenses	691	621
Other	73	227
Total current deferred tax assets	1,989	3,301

Current deferred tax liabilities:
Other	(438)	(532)
Total current deferred tax liabilities	(438)	(532)

Net current deferred tax assets	$1,551	$2,769

Long-term deferred tax assets:
AMT and other credit carry-forwards	$2,092	$1,800
Warranty and other accrued expenses	178	153
Net operating loss carryforwards	6,552	8,009
Stock options	3,358	2,696
Other	1,162	1,050
Total long term asset	13,342	13,708
Valuation allowance	(213)	(142)
Net long-term deferred tax assets	13,129	13,566

Long-term deferred tax liability
Basis difference in property, plant and equipment	(1,996)	(961)
Basis difference in acquired intangible assets	(15,228)	(8,211)
Other	(2,776)	(5,044)
Total long-term deferred tax liabilities	(20,000)	(14,216)
Net long term deferred tax liabilities	(6,871)	(650)

Net deferred tax liabilities	$(5,320)	$2,119

The following are the deferred tax assets and deferred tax liabilities by region at March 31, 2012 and 2011:

	2012	2011

Current deferred tax assets:
Domestic	$1,176	$2,321
Europe	465	664
Asia	348	316
Total	$1,989	$3,301

Non-current deferred tax assets:
Domestic	$6,301	$7,179
Europe	6,769	6,283
Asia	59	104
Total	13,129	13,566
Total deferred tax assets	$15,118	$16,867

Current deferred tax liabilities:
Domestic	$(9)	$-
Europe	(427)	(532)
China and Hong Kong	(2)	-
Total current deferred tax liabilities	$(438)	$(532)

Non-current deferred tax liabilities:
Domestic	$(12,318)	$(7,354)
Europe	(6,908)	(6,549)
Asia	(774)	(313)
Total non-current deferred tax liabilities	(20,000)	(14,216)
Total deferred tax liabilities	(20,438)	(14,748)
Net deferred tax liabilities	$(5,320)	$2,119

The above presentation of tax assets and liabilities are prior to netting of current and non-current deferred tax items, and the consolidated balance sheet presents net current and non-current tax assets and liabilities for each taxing jurisdiction. At March 31, 2012 and 2011, the Company had a valuation allowance of $213 and $142, respectively, relating to certain tax jurisdictions the Company does not project utilizing the existing deferred tax asset. During fiscal year 2011, the Company recorded a reduction in income tax expense of approximately $2,890, or approximately $0.18 per diluted share with respect to the release of the valuation allowance on German deferred tax assets. Approximately $500 of the valuation allowance release was for taxable income for the current taxable year.

The Company had no U.S. federal net operating loss carry-forwards at March, 31, 2012, and approximately $8,062 at March 31, 2011. The Company had certain state net operating loss carry-forwards at March, 31, 2012.  The Company had net operating loss carry-forwards in Germany of approximately $9,969 and $11,550 at March 31, 2012 and 2011, respectively, which are not subject to expiration. During the years ended March 31, 2012 and 2011, the Company realized approximately $3,060 and $3,535, respectively, in benefits from the net operating loss carry-forwards. The Company has net operating loss carry-forwards in France of $10,285 and $8,720 at March 31, 2012 and 2011, respectively. The Company has a federal AMT tax credit carry-forward of approximately $67, which does not expire, and French R&D tax credits of $1,865 at March 31, 2012 not subject to expiration. The French tax credits are recorded as a non-current other assets and a reduction to R&D operating expenses.

The following is a reconciliation of the total amounts of unrecognized tax benefits for the year ended March 31, 2012:

Unrecognized tax benefits, April 1, 2011	$56
Acquisitions	403
Unrecognized tax benefits, March 31, 2012	$459

The unrecognized tax benefits of $459 at March 31, 2012, if recognized, would impact the effective tax rate.

Unrecognized tax benefits, March 31, 2012	$402
Interest	18
Penalties	39
Unrecognized tax benefits subject to change	$459

The Company recognizes interest and penalties related to unrecognized tax benefits. The interest related to unrecognized tax benefits is recorded in “Interest expense” and penalties related to tax matters is recorded in “Operating expenses.”

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The additional tax years of 2005 through 2010 are subject to examination by China tax authorities. In the U.S., additional tax years of 2009 through 2010 are subject to examination by the U.S. tax authorities. In France, Germany, Switzerland and Ireland, up to four additional years are subject to examination by the respective tax authorities.

Based on the expiration of the statute of limitations for specific jurisdictions, there are no unrecognized tax benefit for positions previously taken that are expected to change significantly in the next twelve months.

12. EARNINGS PER SHARE INFORMATION:

Basic per share information is computed based on the weighted-average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, less the shares that may be repurchased with the funds received from their exercise. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations for the years ended March 31, 2012, 2011 and 2010, respectively:

	Net income (Numerator)	Weighted Average Shares in thousands (Denominator)	Per-Share Amount
March 31, 2012:
Basic per share information	$27,704	15,086	$1.84
Effect of dilutive securities	-	850	(0.10)
Diluted per-share information	$27,704	15,936	$1.74

March 31, 2011:
Basic per share information	$28,175	14,692	$1.92
Effect of dilutive securities	-	644	(0.08)
Diluted per-share information	$28,175	15,336	$1.84

March 31, 2010:
Basic per share information	$5,916	14,498	$0.41
Effect of dilutive securities	-	188	(0.01)
Diluted per-share information	$5,916	14,686	$0.40

For the years ended March 31, 2012, 2011 and 2010, respectively, an aggregate of 142,401, 1,709,960 and 2,042,296 options, respectively, were excluded from the earnings per share calculation because their effect would be anti-dilutive.

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

At the Company’s Annual Shareholders’ meeting on September 22, 2010, the Company’s shareholders approved a new stock-based compensation plan, the 2010 Equity Incentive Plan (the “2010 Plan”). With the adoption of the 2010 Plan, no further options may be granted under the Company’s other option plans. The 2010 Plan permits the granting of incentive stock options, non-qualified stock options and restricted stock units. Subject to certain adjustments, the maximum number of shares of common stock that may be issued under the 2010 Plan in connection with awards is 1,600,000 shares. A total of 467,773 and 443,442 options to purchase shares and awards of RSUs were outstanding at March 31, 2012 and 2011, respectively, under the 2010 Plan.

The 2008 Equity Incentive Plan (“2008 Plan”) permitted the granting of incentive stock options, non-qualified stock options and restricted stock units. Subject to certain adjustments, the maximum number of shares of common stock that could have been issued under the 2008 Plan in connection with awards was 1,400,000 shares. A total of 874,830, 1,109,129 and 1,238,414 options to purchase shares and awards of RSUs were outstanding at March 31, 2012, 2011 and 2010, respectively, under the 2008 Plan.

Options to purchase up to 1,000,000 shares of common stock could have been eligible to be granted under the Company’s 2006 Stock Option Plan (‘2006 Plan’). A total of 739,925, 844,931 and 945,338 options to purchase shares were outstanding at March 31, 2012, 2011 and 2010, respectively, under the 2006 plan.

On July 28, 2003, the Board of Directors adopted the Measurement Specialties, Inc. 2003 Stock Option Plan (“2003 Plan”), which was approved by shareholders at the 2003 Annual Meeting on September 23, 2003. Options to purchase up to 1,000,000 common shares could have been eligible to be granted under the 2003 Plan, and 223,960, 403,564 and 694,910 stock options were issued and outstanding at March 31, 2012, 2011, and 2010, respectively, under the 2003 Plan.

Options to purchase up to 1,500,000 shares of common stock could have been granted under the Company’s 1998 Stock Option Plan, (‘1998 Plan’) until its expiration on October 19, 2008. A total of 28,372, 72,200 and 187,312 options to purchase shares were outstanding at March 31, 2012, 2011 and 2010, respectively, under the 1998 Plan.

Stock-option awards are priced based on the closing price of the Company’s common stock on the award date, generally vest over three to five year requisite service periods using a graded vesting schedule or subject to performance targets established by the compensation committee, and expire no later than ten years from the date of grant. Options may, but need not, qualify as ‘incentive stock options’ under section 422 of the Internal Revenue Code. Tax benefits are recognized upon nonqualified exercises and disqualifying dispositions of shares acquired by qualified exercises. There were no changes in the exercise prices of outstanding options, through cancellation and re-issuance or otherwise for 2012, 2011, or 2010. The number of shares remaining for future issuance under equity compensation plans totaled 1,205,531, 1,222,016 and 1,733,986, as of March 31, 2012, 2011, and 2010, respectively.

A summary of stock options and awards outstanding as of March 31, 2012 and changes during the twelve months then ended is presented below:

	Number of outstanding shares exercisable		Weighted-Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
March 31, 2011	2,873,266	1,548,300	17.94	20.28
Granted at market	42,778
Forfeited	(35,381)
Expired	(8,416)
Exercised	(537,387)
March 31, 2012	2,334,860	1,623,188	18.24	19.02

The aggregate intrinsic value of options outstanding at March 31, 2012, was $35,739 with a weighted-average remaining contractual life of 4.72 years and a weighted average exercise price of $18.24. Of these options outstanding, 1,623,188 were exercisable and 2,262,169 were expected to vest with aggregate intrinsic values of $23,825 and $35,109, respectively. The weighted-average contractual life of options exercisable and options expected to vest was 3.8 and 0.2 years, respectively. The weighted average exercise price of options exercisable and options expected to vest was $19.02 and $18.24, respectively. The following table provides information related to options exercised during the years ended March 31, 2012, 2011, and 2010:

	2012	2011	2010
Total intrinsic value	$0	$0	$150
Cash received upon exercise of options	8,973	11,433	172
Related tax benefit realized	1,090	749	0

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model (graded vesting schedule with tranche by tranche measurement and recognition of compensation cost) with the following weighted-average assumptions:

	Years ended March 31,
	2012	2011	2010
Dividend yield	-	-	-
Expected volatility	66.0%	68.3%	63.4%
Risk free interest rate	0.9%	1.1%	2.1%
Expected term after vesting (in years)	2.0	2.0	2.0
Weighted-average grant-date fair value	$16.88	$13.01	$3.56

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

At March 31, 2012, there was $2,481 of unrecognized compensation cost not adjusted for forfeitures related to share-based payments, which is expected to be recognized over a weighted-average period of approximately 1 year. Adjusted for estimated forfeitures, at March 31, 2012, there was $1,939 of unrecognized compensation cost related to share-based payments.

14. COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases certain property and equipment under non-cancelable operating leases expiring on various dates through March 2056. Expenses for leases that include escalated lease payments are recorded on a straight-line basis over that base lease period. Rent expense, including real estate taxes, insurance and maintenance expenses associated with net operating leases approximates $4,421 for 2012, $4,330 for 2011, and $3,751 for 2010. At March 31, 2012, total minimum rent payments under leases with initial or remaining non-cancelable lease terms of more than one year were:

	Years ending March 31,
	2013	2014	2015	2016	2017	Thereafter
Minimum operating lease rent payments	$4,347	$4,435	$3,543	$2,340	$1,764	$5,587

The Company is obligated under capital lease arrangements for certain equipment. At March 31, 2012 and 2011, the amount of equipment recorded in property and equipment under capital leases were $60 and $56, respectively.

Below is a schedule of future payments under capital leases:

	Years ending March 31,
	2013	2014	2015	2016	Total
Capital lease obligations	$30	30	-	$-	$60

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

Contingency: Exports of technology necessary to develop and manufacture certain of the Company’s products are subject to U.S. export control laws and similar laws of other jurisdictions, and the Company may be subject to adverse regulatory consequences, including government oversight of facilities and export transactions, monetary penalties and other sanctions for violations of these laws. In certain instances, these export control regulations may prohibit the Company from developing or manufacturing certain of its products for specific end applications outside the United States. In late May 2009, the Company became aware that certain of its piezo products when designed or modified for use with or incorporation into a defense article are subject the International Traffic in Arms Regulations ("ITAR") administered by the United States Department of State. Certain technical data relating to the design of the products may have been exported to China without authorization from the U.S. Department of State.  As required by the ITAR, the Company conducted a thorough investigation into the matter.  Based on the investigation, the Company filed in December 2009 a final voluntary disclosure with the U.S. Department of State relating to that matter, as well as to exports and re-exports of other ITAR-controlled technical data and/or products to Canada, India, Ireland, France, Germany, Italy, Israel, Japan, the Netherlands, South Korea, Spain and the United Kingdom, which disclosure has since been supplemented.  In the course of the investigation, the Company also became aware that certain of its products may have been exported from France without authorization from the relevant French authorities.  The Company investigated this matter thoroughly.   In December 2009, it also voluntarily submitted to French customs authorities a list of products that may have required prior export authorization, which has since been supplemented to exclude certain products. In addition, the Company has taken steps to mitigate the impact of potential violations, and we are in the process of strengthening our export-related controls and procedures. The U.S. Department of State and other regulatory authorities encourage voluntary disclosures and generally afford parties mitigating credit for submitting such voluntary disclosures. The Company nevertheless could be subject to potential regulatory consequences related to these possible violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and/or criminal penalties.  It is not possible at this time to predict the precise timing or probable outcome of any potential regulatory consequences related to these possible violations.  Moreover, due to the unpredictable nature of the probable outcome of these voluntary proceedings, the Company cannot make a reasonable estimate of the possible loss or range of losses at this time.  The Company has incurred during fiscal 2012 and cumulatively approximately $9 and $575, respectively, in legal fees associated with the French customs and ITAR matters.

Acquisition Earn-Outs: The Company has an earnings based earn-out in connection with the Eureka acquisition, for which the Company recorded an estimated fair value of $2,100 at March 31, 2012. The Company has a sales based earn-out in connection with the Gentech acquisition, for which the Company recorded a preliminary fair value estimate of £1,387 or approximately $2,200, based on exchange rates at the date of acquisition. The estimates of the fair values for the Eureka and Gentech earn-outs are based on certain assumptions and actual amounts could differ significantly. Changes to this estimate once finalized within the measurement period will be recorded to earnings in future periods.

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

Geographic information for revenues based on country from which invoiced and long-lived assets based on country of location, which includes property, plant and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization follows:

	For the years ended March 31,
	2012	2011	2010
Net Sales:
United States	$109,073	$98,113	$70,300
France	55,894	45,901	36,179
Germany	19,442	18,061	15,209
Ireland	28,621	31,071	20,815
Switzerland	18,373	15,852	11,196
Scotland	6,895	-	-
China	74,906	65,791	51,329
Total:	$313,204	$274,789	$205,028

Long Lived Assets:
United States	$7,375	$9,079	$6,652
France	16,962	9,086	7,940
Germany	3,294	3,540	2,334
Ireland	3,216	3,310	3,311
Switzerland	2,928	2,290	1,735
Scotland	323	-	-
China	26,386	22,998	22,465
Total:	$60,484	$50,303	$44,437

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

The following table details annual net sales invoiced from our facilities within the U.S. and outside of the U.S. and as a percentage of total net sales for the last three years, as well as net assets and the related functional currencies:

	For the years ended March 31,
	2012	2011	2010
Net sales:
U.S. facilities	$109,073	$98,113	$70,300
U.S. facilities % of sales	35%	36%	34%
Non-U.S. facilities	$204,131	$176,676	$134,728
Non-U.S. facilities % of sales	65%	64%	66%

Net assets:
U.S. dollar	$85,559	$72,935	$61,234
Chinese renminbi	28,063	26,817	14,862
Hong Kong dollar	91,413	78,829	75,301
Euro	31,226	26,530	14,998
Swiss franc	5,923	3,958	601
British pound	833	-	-

The Company is exposed to credit losses in the event of nonperformance by counter parties to its financial instruments. The Company places cash with various major financial institutions in the United States, Europe, Hong Kong, and China. Cash held in foreign institutions amounted to $20,312 and $14,757 at March 31, 2012 and 2011, respectively. The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy. Our emphasis is primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. Measurement Specialties (China) Ltd. and Measurement Specialties (Chengdu) Ltd are subject to certain Chinese government regulations, including currency exchange controls, which limit cash dividends and loans to MEAS (Asia) Limited and Measurement Specialties, Inc.

Accounts receivable are primarily concentrated in the United States and Europe. At March 31, 2012 and 2011, accounts receivable in the United States totaled $17,596 and $15,709, respectively, and accounts receivable in Europe totaled $23,344 and $20,705, respectively. To limit credit risk, the Company evaluates the financial condition and trade payment experience of customers to whom credit is extended. The Company does not require customers to furnish collateral, though certain foreign customers furnish letters of credit. In addition, concentrations of credit risk arising from trade accounts receivable are limited due to the diversity of the Company’s customers. Notwithstanding these efforts, the current distress in the global economy may increase the difficulty in collecting accounts receivable.

The Company manufactures the substantial majority of its non-temperature sensor products in the Company’s factories located at owned premises in Shenzhen, China. The Company also has a leased facility in Chengdu, China. Sensors are also manufactured at the Company’s United States leased facilities located in Virginia and California and at four of the Company’s facilities in France, Germany, Switzerland and Scotland. The Company manufactures a significant portion of the temperature sensors at leased facilities in Ohio, China and in Ireland. A larger portion of the Company’s temperature sensors are manufactured by Betacera Inc., a Taiwanese-based contract manufacturer in China. Additionally, most of the Company’s products contain key components, which are obtained from a limited number of sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond the Company’s control, including, political, economic and legal uncertainties resulting from the Company’s operations outside the U.S.

Our largest customer, Sensata, is a large U.S. OEM automotive supplier, and accounted for approximately 14% of our net sales during fiscal 2012, 13% of our net sales during fiscal 2011, and 16% of our net sales during fiscal 2010. No other customers accounted for more than 10% of sales during the fiscal years ended March 31, 2012, 2011, and 2010. At March 31, 2012 and 2011, the trade receivable with our largest customer was approximately $4,813 and $2,574, respectively.

17. SUBSEQUENT EVENT:

On April 2, 2012, the Company acquired the assets of Cosense, Inc. (“Cosense”), a Long Island, New York based manufacturer of ultrasonic sensors and switches used in semiconductor, medical, aerospace and industrial applications for $11,500. The Company paid $10,000 at close in cash from a combination of available cash on hand and from borrowings under the Company’s Senior Secured Credit Facility, and the Company will pay an additional $1,500 on April 2, 2013, subject to offset for certain indemnification rights. Transaction related costs of approximately $151 were recorded as a component of selling, general and administrative expenses for the year ended March 31, 2012.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Presented below is a schedule of selected quarterly operating results.

	First Quarter Ended June 30	Second Quarter Ended September 30	Third Quarter Ended December 31	Fourth Quarter Ended March 31
Year Ended March 31, 2012
Net sales	$77,184	$73,243	$76,341	$86,436
Gross profit	32,408	30,040	28,871	34,562
Net income	8,008	6,656	4,695	8,345
Earnings per share
EPS basic	0.53	0.44	0.31	0.55
EPS diluted	0.50	0.42	0.30	0.52
Year Ended March 31, 2011
Net sales	$61,170	$65,166	$71,687	$76,766
Gross profit	26,204	27,737	29,657	31,210
Net income	5,589	6,757	7,499	8,330
Earnings per share
EPS basic	0.38	0.46	0.51	0.57
EPS diluted	0.37	0.45	0.49	0.53

Earnings per share are computed independently for each of the quarters presented, on the basis described in Note 12. The sum of the quarters may not be equal to the full year earnings per share amounts. During the quarter ended June 30, 2011, the Company recorded a discrete non-cash income tax credit adjustment of $612 for the re-measurement of the net deferred tax liabilities in Switzerland resulting from a decrease in Swiss tax rates. During the quarter ended September 30, 2011, the Company repurchased 229,911 share of MEAS common stock. During the quarter ended March 31, 2012, the Company recorded a charge of $400 with the write-down of Assets held for sale. Fiscal 2011 includes a number of tax items recorded during the quarter ended December 31, 2010: $2,890 income tax credit reducing income tax expense associated with the release of the valuation allowance on German deferred tax assets and $2,058 in additional income tax expense associated with the election to distribute certain undistributed earnings from the Company’s Irish subsidiary. During the quarter ended March 31, 2011, the Company accrued approximately $677 in French research subsidies reducing selling, general and administrative expenses. The Company repurchased 245,048 shares of MEAS common stock during the quarter ended March 31, 2011.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended March 31, 2012, 2011, and 2010

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts Describe		Deductions- Describe		Balance at End of Period
Year ended March 31, 2012
Deducted from asset accounts:
Allowance for doubtful accounts	$714	$142	$14	(d)	$(104	)(a)	$766
Inventory allowance	4,376	1,216	105	(d)	(1,440	)(b)	4,257
Valuation allowance for deferred taxes	142	71	-		-		213
Warranty Reserve	388	254	158	(d)	(430	)(c)	370
Year ended March 31, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$464	$362	$-		$(112	)(a)	$714
Inventory allowance	3,763	1,044	330	(d)	(761	)(b)	4,376
Valuation allowance for deferred taxes	3,074	(2,890)	-		(42	)(e)	142
Warranty Reserve	208	308	90	(d)	(218	)(c)	388
Year ended March 31, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$898	$(250)	$-		$(184	)(a)	$464
Inventory allowance	3,489	1,140	-		(866	)(b)	3,763
Valuation allowance for deferred taxes	3,048	26	-		-		3,074
Warranty Reserve	256	116	-		(164	)(c)	208

Notes:

(a) Bad debts written off, net of recoveries.

(b) Inventory sold or destroyed, production credit and foreign exchange.

(c) Costs of product repaired or replaced and foreign exchange.

(d) Recorded as part of purchase accounting.

(e) Amounts written off against reserve.

S-1