Form 10-Q
period 2012-06-30
Measurement Specialties Inc
filed 2012-08-01
CIK 778734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date: On July 20, 2012, the number of shares outstanding of the Registrant’s common stock was 15,409,462.

MEASUREMENT SPECIALTIES, INC.

FORM 10-Q

TABLE OF CONTENTS

JUNE 30, 2012

PART I.	FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS	3
	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)	3
	CONSOLIDATED CONDENSED STATEMENTS COMPREHENSIVE INCOME (UNAUDITED)	4
	CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)	5
	CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY(UNAUDITED)	7
	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)	8
	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	36

ITEM 4.	CONTROLS AND PROCEDURES	37

PART II.	OTHER INFORMATION	38

ITEM 1.	LEGAL PROCEEDINGS	38

ITEM 1A.	RISK FACTORS	38

ITEM 6.	EXHIBITS	38

SIGNATURES		39

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,
(Amounts in thousands, except share and per share amounts)	2012	2011
Net sales	$88,613	$77,184
Cost of goods sold	51,819	44,776
Gross profit	36,794	32,408
Selling, general, and administrative expenses	25,073	22,059
Operating income	11,721	10,349
Interest expense, net	722	579
Foreign currency exchange loss	39	399
Equity income in unconsolidated joint venture	(229)	(137)
Other expense	34	47
Income before income taxes	11,155	9,461
Income tax expense	2,566	1,453
Net income	$8,589	$8,008

Earnings per common share - Basic:
Net income - Basic	$0.56	$0.53
Net income - Diluted	$0.53	$0.50

Weighted average shares outstanding - Basic	15,318	15,043
Weighted average shares outstanding - Diluted	16,155	16,028

See accompanying notes to consolidated condensed financial statements.

3

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF

COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

(Amounts in thousands)	2012	2011
Net income	$8,589	$8,008
Other comprehensive income, net of income taxes:
Currency translation adjustments	(3,529)	4,151
Comprehensive income	$5,060	$12,159

See accompanying notes to consolidated condensed financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands)	June 30, 2012	March 31, 2012

ASSETS

Current assets:
Cash and cash equivalents	$28,604	$32,725
Accounts receivable trade, net of allowance for doubtful accounts of $786 and $766, respectively	52,478	49,315
Inventories, net	57,952	57,704
Deferred income taxes, net	1,621	1,626
Prepaid expenses and other current assets	5,084	5,229
Other receivables	1,082	2,967
Asset held for sale	1,429	1,429
Total current assets	148,250	150,995

Property, plant and equipment, net	61,409	60,484
Goodwill	149,348	144,455
Acquired intangible assets, net	52,609	49,378
Deferred income taxes, net	3,516	3,613
Investment in unconsolidated joint venture	2,570	3,038
Other assets	6,734	6,244
Total assets	$424,436	$418,207

See accompanying notes to consolidated condensed financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share amounts)	June 30, 2012	March 31, 2012

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$-	$1,867
Current portion of long-term debt	126	123
Current portion of capital lease obligations	27	30
Deferred acquisition payment	1,480	-
Accounts payable	28,904	31,879
Accrued expenses	4,510	5,116
Accrued compensation	9,104	8,755
Income taxes payable	2,358	3,124
Deferred income taxes, net	354	375
Other current liabilities	2,749	3,201
Total current liabilities	49,612	54,470

Revolver	83,713	80,251
Long-term debt, net of current portion	20,639	20,711
Capital lease obligations, net of current portion	23	30
Acquisition earn-out contingencies	4,355	4,317
Deferred income taxes, net	10,264	10,184
Other liabilities	5,081	5,227
Total liabilities	173,687	175,190

Equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	-	-
Common stock, no par; 25,000,000 shares authorized; 15,381,904 shares
and 15,297,151 shares issued and outstanding	-	-
Additional paid-in capital	104,107	101,435
Retained earnings	137,602	129,013
Accumulated other comprehensive income	9,040	12,569
Total equity	250,749	243,017
Total liabilities and shareholders' equity	$424,436	$418,207

See accompanying notes to consolidated condensed financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THERE MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	Shares of	Additional
	Common	Paid-in	Retained	Comprehensive
(Amounts in thousands, except share amounts)	Stock	Capital	Earnings	Income	Total
Balance, March 31, 2011	14,989,675	$93,608	$101,309	$14,152	$209,069
Comprehensive income:
Net income			8,008	-	8,008
Currency translation adjustment			-	4,151	4,151
Non-cash equity based compensation		1,245	-	-	1,245
Amounts from exercise of stock options	145,142	2,571	-	-	2,571
Tax benefit from exercise of stock options		306	-	-	306
Balance, June 30, 2011	15,134,817	$97,730	$109,317	$18,303	$225,350

Balance, March 31, 2012	15,297,151	$101,435	$129,013	$12,569	$243,017
Comprehensive income:
Net income			8,589	-	8,589
Currency translation adjustment			-	(3,529)	(3,529)
Non-cash equity based compensation		856	-	-	856
Amounts from exercise of stock options	84,753	1,228	-	-	1,228
Tax benefit from exercise of stock options		588	-	-	588
Balance, June 30, 2012	15,381,904	$104,107	$137,602	$9,040	$250,749

See accompanying notes to consolidated condensed financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended June 30,
(Amounts in thousands)	2012	2011
Cash flows from operating activities:
Net income	$8,589	$8,008
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,372	3,520
Non-cash equity based compensation	856	1,245
Acquisition earn-out fair value adjustment	90	-
Deferred income taxes	105	(612)
Equity income in unconsolidated joint venture	(229)	(137)
Unconsolidated joint venture distributions	825	-
Net change in operating assets and liabilities:
Accounts receivable, trade	(4,420)	59
Inventories	(1,180)	(1,560)
Prepaid expenses, other current assets and other receivables	1,444	1,897
Other assets	(513)	(493)
Accounts payable	(2,415)	411
Accrued expenses, accrued compensation, other current and other liabilities	(378)	(2,663)
Income taxes payable	(738)	(733)
Net cash provided by operating activities	6,408	8,942
Cash flows from investing activities:
Purchases of property and equipment	(3,900)	(2,576)
Acquisition of business, net of cash acquired, and acquired intangible assets	(10,013)	-
Net cash used in investing activities	(13,913)	(2,576)
Cash flows from financing activities:
Borrowings from revolver and short-term debt	7,797	-
Repayments of revolver and capital leases	(5,806)	(2,027)
Repayments of long-term debt	(24)	(42)
Proceeds from exercise of options and employee stock purchase plan	1,228	2,571
Excess tax benefit from exercise of stock options	588	306
Net cash provided by (used in) financing activities	3,783	808

Net change in cash and cash equivalents	(3,722)	7,174
Effect of exchange rate changes on cash	(399)	345
Cash, beginning of year	32,725	20,860
Cash, end of period	$28,604	$28,379

Supplemental Cash Flow Information:
Cash paid or received during the period for:
Interest paid	$(738)	$(511)
Income taxes paid	(2,487)	(2,691)

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

(Currency amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

Interim financial statements: The information presented as of June 30, 2012 and for the three months ended June 30, 2012 and 2011 is unaudited, and reflects all adjustments (consisting only of normal recurring adjustments) which Measurement Specialties, Inc. (the “Company,” “MEAS,” or “we”) considers necessary for the fair presentation of the Company’s financial position as of June 30, 2012, the results of its operations for the three months ended June 30, 2012 and 2011, and cash flows for the three months ended June 30, 2012 and 2011. The Company’s March 31, 2012 consolidated condensed balance sheet information was derived from the audited consolidated financial statements for the year ended March 31, 2012, which is included as part of the Company’s Annual Report on Form 10-K.

The consolidated condensed financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2012, which are included as part of the Company’s Annual Report on Form 10-K.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation: The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries (the “Subsidiaries”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company accounts for its 50 percent ownership interest in Nikkiso-THERM (“NT”), a joint venture in Japan and the Company’s one variable interest entity (“VIE”), under the equity method of accounting. Under the equity method of accounting, the Company does not consolidate the VIE but recognizes its proportionate share of the profits and losses of the unconsolidated VIE.

Use of estimates: The preparation of the consolidated condensed financial statements, in accordance with U.S. generally accepted accounting principles, requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the useful lives of fixed assets, carrying amount and analysis of recoverability of property, plant and equipment, assets held for sale, acquired intangibles, goodwill, deferred tax assets, valuation allowances for receivables, inventories, income tax uncertainties and other contingencies, including acquisition earn-outs, and stock based compensation. Actual results could differ from those estimates.

Recently adopted accounting pronouncements: In June 2011, the FASB issued new accounting standards for reporting comprehensive income. The new accounting standards revise only the presentation of comprehensive income in financial statements and require that net income and other comprehensive income be reported either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Presentation of components of comprehensive income in the statements as changes in stockholders’ equity will no longer be allowed. In December 2011, the FASB issued an amendment to the new accounting standards for reporting comprehensive income with the Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive, which defers the changes that relate to the presentation of reclassification adjustments. These new reporting requirements were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which is the Company’s 2013 fiscal year. Early adoption of the standard was permitted. The Company applied the new reporting requirements retrospectively effective April 1, 2012.

In September 2011, the FASB issued new guidance on testing goodwill for impairment. Entities have an option of performing a qualitative assessment before calculating the fair value of their reporting units. If, based on the qualitative assessment, an entity concludes it is more likely than not that the fair value of the reporting unit exceeds its carrying value, quantitative testing for impairment is not necessary. The new accounting standard was applicable for goodwill impairment testing performed in years beginning after December 15, 2011 and early adoption was permitted. The Company adopted the new reporting requirements effective April 1, 2012.

3. STOCK BASED COMPENSATION AND PER SHARE INFORMATION

Non-cash equity-based compensation expense for the three months ended June 30, 2012 and 2011 was $856 and $1,245, respectively. During the three months ended June 30, 2012, the Company granted 62,500 stock awards from the 2010 Equity Incentive Plan (the “2010 Plan”). The estimated fair value of stock options and restricted stock units granted during three months ended June 30, 2012 approximated $1,026, net of expected forfeitures and is being recognized over the respective vesting periods. During the three months ended June 30, 2012, the Company recognized $157 of expense related to these stock awards and restricted stock units.

The Company has five share-based compensation plans for which equity awards are currently outstanding. These plans are administered by the compensation committee of the Board of Directors, which approves grants to individuals eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. The Chief Executive Officer can also grant individual awards up to certain limits as approved by the compensation committee. Awards are generally granted based on the individual’s performance. Terms for stock option awards include pricing based on the closing price of the Company’s common stock on the award date, and generally vest over three to five year requisite service periods using a graded vesting schedule or subject to performance targets established by the compensation committee. Shares issued under stock option plans are newly issued common stock. Readers should refer to Note 13 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 for additional information related to the five share-based compensation plans under which awards are currently outstanding.

The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of equity-based awards with the following assumptions for the indicated periods.

	Three months ended June 30,
	2012	2011
Dividend yield	-	-
Expected volatility	59.4%	74.1%
Risk free interest rate	0.7%	1.3%
Expected term after vesting (in years)	2.0	2.0
Weighted-average grant-date fair value	$15.06	$31.90

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

During the three months ended June 30, 2012, a total of 84,753 stock awards were exercised yielding $1,228 in cash proceeds and excess tax benefit of $588 recognized as additional paid-in capital. At June 30, 2012, there was $2,086 of unrecognized compensation cost adjusted for estimated forfeitures related to share-based payments, which is expected to be recognized over a weighted-average period of approximately 1 year.

Per share information: Basic and diluted per share calculations are based on net income. Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, less the shares that may be repurchased with the funds received from their exercise. Outstanding awards relating to approximately 85,586 and 417,923 weighted shares were excluded from the calculation for the three months ended June 30, 2012 and 2011, respectively, as the impact of including such awards in the calculation of diluted earnings per share would have had an anti-dilutive effect.

The computation of the basic and diluted net income per common share is as follows:

	Net income (Numerator)	Weighted Average Shares in thousands (Denominator)	Per-Share Amount
Three months ended June 30, 2012:
Basic per share information	$8,589	15,318	$0.56
Effect of dilutive securities	-	837	(0.03)
Diluted per-share information	$8,589	16,155	$0.53

Three months ended June 30, 2011:
Basic per share information	$8,008	15,043	$0.53
Effect of dilutive securities	-	985	(0.03)
Diluted per-share information	$8,008	16,028	$0.50

4. INVENTORIES

Inventories are valued at the lower of cost or market (‘LCM’) using the first-in first-out method.  Inventories and inventory reserves for slow-moving, obsolete and lower of cost or market exposures at June 30, 2012 and March 31, 2012 are summarized as follows:

	June 30, 2012	March 31, 2012
Raw Materials	$31,048	$30,419
Work-in-Process	11,387	11,929
Finished Goods	19,795	19,613
	62,230	61,961
Inventory Reserves	(4,278)	(4,257)
	$57,952	$57,704

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Property, plant and equipment are summarized as follows:

	June 30, 2012	March 31, 2012	Useful Life
Production equipment and tooling	$60,470	$60,144	3-10 years
Building and leasehold improvements	34,662	26,390	39 to 45 years or lesser of useful life or remaining term of lease
Furniture and equipment	15,898	15,890	3-10 years
Construction-in-progress	6,126	12,943
Total	117,156	115,367
Less: accumulated depreciation and amortization	(55,747)	(54,883)
	$61,409	$60,484

Included in construction in progress at March 31, 2012 was approximately $8,375, related to the construction of the new facility in Toulouse, France. Total depreciation was $2,308 and $2,107 for the three months ended June 30, 2012 and 2011, respectively. Property and equipment included $50 and $60 in capital leases at June 30, 2012 and March 31, 2012, respectively.

6. ACQUISITIONS, ACQUIRED INTANGIBLES AND ASSET HELD FOR SALE

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

Goodwill balances presented in the consolidated condensed balance sheets of foreign acquisitions are translated at the exchange rate in effect at each balance sheet date; however, opening balance sheets used to calculate goodwill and acquired intangible assets are based on purchase date exchange rates, except for earn-out payments, which are recorded at the exchange rates in effect on the date the earn-out is accrued. The following table shows the roll forward of goodwill reflected in the financial statements for the three months ended June 30, 2012:

Accumulated goodwill	$147,808
Accumulated impairment losses	(3,353)
Balance March 31, 2012	144,455
Attributable to 2013 acquisitions	4,831
Effect of foreign currency translation	62
Balance June 30, 2012	$149,348

The following briefly describes the Company’s acquisitions since March 31, 2010.

Pressure Systems, Inc.: On September 8, 2010, the Company acquired all of the capital stock of Pressure Systems, Inc. (“PSI”), a sensor company based in Hampton, Virginia, for $25,037 ($25,000 in cash at close and approximately $37 paid after closing).  PSI is a global leader in pressure sensing instrumentation for the aerospace industry and for water monitoring within operational and resource management applications. The water monitoring industry is large and a significant growth opportunity for the Company. Additionally, the Company achieved cost synergies with the PSI business combination mainly through the consolidation of operations due to the close proximity of the acquisition to the Company’s existing Hampton facility. The transaction was funded from a combination of available cash on hand and borrowings under the Company’s Senior Secured Credit Facility. For the three months ended June 30, 2011, approximately $4,035 in net sales and approximately $833 of net income were included in the Company’s consolidated condensed financial statements. From the acquisition date to March 31, 2011, approximately $11,603 of net sales and approximately $2,111 of net income were included in the Company’s consolidated financial statements, as well as $176 in transaction related costs.

Eureka: On July 8, 2011, the Company acquired certain assets of Eureka Environmental, Inc. (“Eureka”), a sensor company based in Austin, Texas, for $2,250. The sellers have the potential to receive additional amounts in the form of a contingent payment based on certain earnings thresholds through calendar 2013, for which the Company initially recorded as part of purchase price the fair value estimate of $2,100.  The estimate for this earn-out is based on certain assumptions and actual amounts could differ significantly and changes to this estimate will be recorded to earnings in future periods. Eureka manufactures a range of multi-probe pressure sensors mainly used for monitoring water quality. The water monitoring industry is large and a significant growth opportunity for the Company. The transaction was funded from available cash on hand. For the three months ended June 30, 2012, approximately $420 of net sales and approximately $130 of net loss were included in the Company’s consolidated condensed financial statements. Since the acquisition date to March 31, 2012, approximately $1,210 of net sales, approximately $199 of net losses and transaction related costs of approximately $100 as a component of selling, general and administrative expenses related to Eureka were included in the Company’s consolidated financial statements. The Company’s final purchase price allocation related to the Eureka acquisition is as follows:

Assets:
Inventory	$183
Prepaid and other	41
Property and equipment	27
Acquired intangible assets	722
Goodwill	3,393
4,366
Liabilities:
Accrued expenses	(16)
Accrued Earn-out Contingency	(2,100)
(2,116)
Cash Paid	2,250
Accrued Earn-out Contingency	2,100
Total Purchase Price	$4,350

Celesco: On September 30, 2011, the Company completed the acquisition of all of the capital stock of Transducer Controls Corporation, a sensor company doing business as Celesco (“Celesco”) based in Chatsworth, California, for $37,375, including an estimated $2,375 in acquired cash. The purchase price is subject to additional consideration adjustments based on final calculations of established working capital levels. Celesco is a leading supplier to OEMs of a range of position sensors, including short and long stroke string pot, linear potentiometer and rotary sensors. The transaction was funded from borrowings under the Company’s Senior Secured Credit Facility, as defined in Note 8 below. For the three months ended June 30, 2012, approximately $4,167 in net sales and $1,158 in net income from Celesco were included in the Company’s consolidated condensed financial statements. Since the acquisition date to March 31, 2012, approximately $8,292 in net sales, $959 in net income and transaction-related costs of approximately $280 recorded as a component of selling, general and administrative expenses related to Celesco were included in the Company’s consolidated financial statements. The purchase price allocation for the Celesco acquisition is subject to certain adjustments, including income taxes, which will be finalized within the permitted measurement period. The Company’s preliminary purchase price allocation related to the Celesco acquisition is as follows:

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

Gentech: On October 31, 2011, the Company completed the acquisition of all of the capital stock of Timesquest Limited, a holding company and the sole shareholder of Gentech International Limited (“Gentech”), for £6,500 or approximately $10,500, net of cash acquired, based on foreign currency exchange rates at the date of the acquisition. Gentech is a level sensor and non-contact level switch company based in Ayrshire, Scotland. The seller can earn up to an additional £1,500 or approximately $2,400 if certain sales performance goals are achieved for the two year period ending December 31, 2013, for which the Company initially recorded as part of purchase price a fair value estimate of £1,387 or approximately $2,200 based on exchange rates at the date of acquisition.  The estimate for this earn-out is based on certain assumptions and actual amounts could differ significantly. Changes to this estimate will be recorded to earnings in future periods. The acquisition of Gentech is expected to allow the Company to compete in the urea tank market with combined level and quality sensors. The transaction was funded from borrowings under the Company’s Senior Secured Credit Facility. For the three months ended June 30, 2012, approximately $3,862 in net sales, $332 in net income and transaction related costs of approximately $1 as a component of selling, general and administrative expenses related to Gentech were included in the Company’s consolidated condensed financial statements. Since the acquisition date to March 31, 2012, approximately $6,895 in net sales, $365 in net income and transaction related costs of approximately $310 as a component of selling, general and administrative expenses related to Gentech were included in the Company’s consolidated condensed financial statements. The purchase price allocation for Gentech acquisition is subject to certain adjustments, including income taxes, which will be finalized within the permitted measurement period. The Company’s preliminary purchase price allocation related to the Gentech acquisition is as follows:

Assets:
Cash	$1,328
Accounts receivable	2,591
Inventory	1,164
Prepaid and other	122
Property and equipment	299
Acquired intangible assets	7,404
Goodwill	5,186
18,094
Liabilities:
Accounts payable	(1,191)
Accrued expenses and other liabilities	(3,257)
Deferred income taxes	(1,851)
(6,299)
Cash paid	11,795
Accrued Earn-out Contingency	2,237
Total Purchase Price	$14,032

Cosense: On April 2, 2012, the Company acquired the assets of Cosense, Inc. (“Cosense”), a Long Island, New York based manufacturer of ultrasonic sensors and switches used in semiconductor, medical, aerospace and industrial applications for $11,500. The Company paid $10,013 at close in cash from a combination of available cash on hand and from borrowings under the Company’s Senior Secured Credit Facility, and the Company will pay an additional $1,500 on April 2, 2013, subject to offset for certain indemnification rights. For the three months ended June 30, 2012, approximately $1,839 in net sales, approximately $341 in net income and transaction related costs of approximately $10 were recorded as a component of selling, general and administrative expenses related to Cosense were included in the Company’s consolidated condensed financial statements. The purchase price allocation for the Cosense acquisition is subject to certain adjustments and will be finalized within the permitted measurement period. The Company’s preliminary purchase price allocation related to the Cosense acquisition is as follows:

Assets:
Inventory	$470
Plant and equipment	30
Acquired intangible assets	6,155
Goodwill	4,831
Total Purchase Price	11,486
Deferred acquisition payment	(1,473)
Cash Paid	$10,013

Asset held for sale: The Company completed the consolidation of the former PSI facility into the existing MEAS Hampton facility during the quarter ended June 30, 2011. The PSI facility is no longer utilized for manufacturing and is held for sale. Accordingly, the former PSI facility is classified as an asset held for sale in the consolidated condensed balance sheet, since it meets the held for sale criteria under the applicable accounting guidelines. The carrying value of the former PSI facility is $1,429, of which $635 represents land value, and approximates fair value less cost to sell.

Acquired intangible assets: In connection with all acquisitions, the Company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade-names, order backlogs and covenants-not-to-compete. Additionally, the Company has purchased certain identifiable intangible assets as asset acquisitions.

Sentelligence: On August 31, 2011, the Company acquired a license to certain intellectual property rights related to fluid property sensors utilizing optical spectral technology for $1,717 through a 10 year license agreement with Sentelligence, Inc. The Company recorded the $1,717 payment as an acquired intangible asset subject to amortization over the life of the license agreement. Additionally, the license agreement includes annual royalty payments based on a percentage of net sales with certain annual minimum royalty requirements to maintain exclusive rights under the license agreement. As part of the cost of the intellectual property, the Company initially recorded $617 for the present value of the minimum royalty liability.

The gross amounts and accumulated amortization, along with the range of amortizable lives, are as follows:

		June 30, 2012			March 31, 2012
	Weighted- Average Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	10	$60,883	$(21,925)	$38,958	$58,735	$(21,547)	$37,188
Patents	15	3,881	(1,763)	2,118	4,058	(1,781)	2,277
Tradenames	2	2,488	(2,389)	99	2,562	(2,428)	134
In-process research & development	Indefinite	-	-	-	230	-	230
Backlog	1	5,113	(4,953)	160	4,910	(4,910)	-
Covenants-not-to-compete	3	1,220	(1,080)	140	1,202	(1,071)	131
Proprietary technology	11	14,414	(3,280)	11,134	12,469	(3,051)	9,418
		$87,999	$(35,390)	$52,609	$84,166	$(34,788)	$49,378

Amortization expense for acquired intangible assets for the three months ended June 30, 2012 and 2011 was $1,994 and $1,318, respectively. Annual amortization expense for the years ending June 30 is estimated as follows:

Amortization
Year	Expense
2013	$6,854
2014	6,085
2015	5,943
2016	5,791
2017	5,540
Thereafter	22,396
$52,609

Pro forma Financial Data (Unaudited): The following represents the Company’s pro forma consolidated condensed income from continuing operations, net of income taxes, for the three months ended June 30, 2012 and 2011, based on purchase accounting information assuming the Eureka, Celesco, Gentech and Cosense acquisitions occurred as of April 1, 2011, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had the acquired companies been operated as part of the Company since April 1, 2011.

	Three months ended June 30,
	2012	2011
Net sales	$88,613	$86,151

Net income	$8,749	$9,417

Net income per share:
Basic	$0.57	$0.63
Diluted	$0.54	$0.59

7. FAIR VALUE MEASUREMENTS:

Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value where the Company’s assets and liabilities are required to be carried at fair value and provide for certain disclosures related to the valuation methods used within a valuation hierarchy as established within the accounting standards. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, or other observable characteristics for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation. Level 3 inputs are unobservable inputs based on the Company’s assumptions. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and liabilities and their placement within the fair value hierarchy levels.

A summary of financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and March 31, 2012 are as follows:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
June 30, 2012
Liabilities:
Foreign currency exchange contracts	$-	$153	$-	$153
Acquisition earn-out contingencies	-	-	4,355	4,355
March 31, 2012
Assets:
Foreign currency exchange contracts	$-	$11	$-	$11
Liabilities:
Acquisition earn-out contingencies	-	-	4,317	4,317

The table below provides a reconciliation of the fair value of the acquisition earn-out contingencies measured on a recurring basis for which the Company has designated as Level 3:

Beginning April 1, 2012	$4,317
Effect of foreign currency translation	(52)
Changes in fair value	90
Balance at June 30, 2012	$4,355

The foreign currency exchange contracts do not qualify for hedge accounting, and as a result, changes in the fair value of the currency swap are reflected in the accompanying consolidated condensed statements of operations. The fair value of the Company’s foreign currency contracts was based on Level 2 measurements in the fair value hierarchy.  The fair value of the foreign currency contracts is based on forward exchange rates relative to current exchange rates which were obtained from independent financial institutions reflecting market quotes. The fair value of the acquisition earn-out contingencies is determined using a modeling technique based on significant unobservable inputs calculated using a discounted future cash flows approach. Key assumptions include discount rates for present value factor of 16% for Eureka and 3.3% for Gentech, which are based on industry specific weighted average cost of capital, adjusted for, among other things, time and risk, as well as forecasted annual earnings before interest, taxes, depreciation and amortization of $1,039 for Eureka and forecasted annual revenues of £10,800 for Gentech over the life of the earn-outs. The estimated fair value of acquisition earn-out contingencies could differ significantly from actual amounts. Adjustments to the fair value of earn-outs are recorded to earnings with that portion of the adjustment relating to the time value of money as interest expense and the non-interest portion of the change in earn-outs as a component of selling, general and administrative expenses.

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the three months ended June 30, 2012.

Fair Value of Financial Instruments: In addition to the fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments. The methods and significant assumptions used to estimate the fair value of financial instruments and any changes in methods or significant assumptions from prior periods are also required to be disclosed.

The fair values and carrying amounts of other financial instruments as of March 31, 2012 and 2011are as follows:

	June 30, 2012		March 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Short-term borrowings and notes payable	$-	$-	$1,867	$1,867
Captial leases	50	50	60	60
Revolver	83,713	83,713	80,251	80,251
Term debt	20,765	20,765	20,834	20,834

For promissory notes payable, capital lease obligations, and long-term debt, the fair value is determined as the present value of expected future cash flows discounted at the current interest rate, which approximates rates currently offered by lending institutions for loans of similar terms and comparable maturities to companies with comparable credit risk. These are considered Level 2 inputs. The fair value of the revolver approximates carrying value due to the variable interest nature of the debt. There were no changes in the methods or significant assumptions to estimate fair value of the Company’s financial instruments from prior periods.

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition. That is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. No circumstances were identified, including evidence of impairment, during three months ending June 30, 2012. However, during the fourth quarter of fiscal 2012, the Company recorded a $400 impairment charge to write-down an asset held for sale to its estimated fair value, less cost to sell. The fair value measurement of this asset was determined using relevant market data based on recent transactions for similar assets and third party estimates, which are classified as Level 3 inputs.

Derivative instruments and risk management: The Company is exposed to market risks from changes in interest rates, commodities, credit and foreign currency exchange rates, which could impact its results of operations and financial condition. The Company attempts to address its exposure to these risks through its normal operating and financing activities. In addition, the Company’s relatively broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating results as a whole. Readers should refer to Note 7 in the Annual Report for the fiscal year ended March 31, 2012 for additional information related to the Company’s exposures to market risks for interest rates, commodities and credit.

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

Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing and operating sites throughout the world and a large portion of its sales are generated in foreign currencies. A substantial portion of the Company’s revenue is priced in U.S. dollars, and most of its costs and expenses are priced in U.S. dollars, with the remaining priced in Chinese RMB, Euros, Swiss francs and British pounds. Sales by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar. Accordingly, the competitiveness of its products relative to products produced locally (in foreign markets) may be affected by the performance of the U.S. dollar compared with that of our foreign customers’ currencies. Refer to Note 10, Segment Information, for details concerning net sales invoiced from our facilities within the U.S. and outside of the U.S., as well as long-lived assets. Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s consolidated condensed financial statements.

During the three months ended June 30, 2012, the RMB did not fluctuate significantly relative to the U.S. dollar. The RMB appreciated approximately 3.6% and 4.0%, respectively, relative to the U.S. dollar during fiscal 2012 and 2011. The Chinese government no longer pegs the RMB to the U.S. dollar, but established a currency policy letting the RMB trade in a narrow band against a basket of currencies. The Company has more expenses in RMB than sales (i.e., short RMB position), and as such, if the U.S. dollar weakens relative to the RMB, our operating profits will decrease. We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

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

The Company has a number of foreign currency exchange contracts in Asia for the purposes of hedging the Company’s short-position exposure to the RMB. At June 30, 2012, the Company has a number of RMB/U.S. dollar currency contracts with notional amounts totaling $17,000 and exercise dates through September 28, 2013 at average exchange rates of 0.1585 (RMB to U.S. dollar conversion rate). With the RMB/U.S. dollar contracts, for every 10 percent depreciation of the RMB, the Company would be exposed to approximately $1,700 in additional foreign currency exchange losses. Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in results of operations, not in other comprehensive income. To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

Fair values of derivative instruments not designated as hedging instruments are as follows:

	June 30,	March 31,
	2012	2012	Location
Financial position:
Foreign currency contracts – RMB	$(153)	$11	Other assets (liabilities)

The effect of derivative instruments not designated as hedging instruments on the statements of operations and cash flows for the three months ended June 30, 2012 and 2011 is as follows:

	Three months ended June 30,
	2012	2011	Location
Results of operations:
Foreign currency contracts - RMB	$227	$(54)	Foreign currency exchange (gain) loss
Total	$227	$(54)

	Three months ended June 30,
	2012	2011	Location
Cash flows from operating activities: Source (Use)
Foreign currency exchange contracts - RMB	$24	$(91)	Prepaid expenses (Accrued expenses)
Total	$24	$(91)

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

The Senior Secured Credit Facility, as amended, consists of a $110,000 revolving credit facility (the "Revolving Credit Facility") with a $75,000 accordion feature enabling expansion of the Revolving Credit Facility to $185,000. The Revolving Credit Facility has a variable interest rate based on the LIBOR, EURIBOR or the ABR Rate (prime based rate) with applicable margins ranging from 1.25% to 2.00% for LIBOR and EURIBOR based loans or 0.25% to 1.00% for ABR Rate loans. The applicable margins may be adjusted quarterly based on a change in the leverage ratio of the Company. The Senior Secured Credit Facility also includes the ability to borrow in currencies other than U.S. dollars, such as the Euro and Swiss Franc, up to $66,000, of which the Company utilized approximately $5,713 as of June 30, 2012. Commitment fees on the unused balance of the Revolving Credit Facility range from 0.25% to 0.375% per annum of the average amount of unused balances. The Revolving Credit Facility will expire on November 8, 2016 and all balances outstanding under the Revolving Credit Facility will be due on such date. The Company has provided a security interest in substantially all of the Company's U.S. based assets as collateral for the Senior Secured Credit Facility and private placement of credit facilities entered into by the Company from time to time not to exceed $50,000, including the Prudential Shelf Facility (as defined below). The Senior Secured Credit Facility includes an inter-creditor arrangement with Prudential and is on a pari passu (equal force) basis with the Prudential Shelf Facility.

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

As of June 30, 2012, the Company utilized the LIBOR and EURIBOR based rate for $82,713 of the Revolving Credit Facility. The weighted average interest rate applicable to borrowings under the Revolving Credit Facility was approximately 1.8% at June 30, 2012. As of June 30, 2012, the outstanding borrowings on the Revolving Credit Facility, which is classified as non-current, were $83,713. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change. At June 30, 2012, the Company could have borrowed an additional $26,287 under the Revolving Credit Facility.

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

The Company was in compliance with its debt covenants at June 30, 2012.

Deferred financing costs: Amortization of deferred financing costs totaled $70 and $95 for the three months ended June 30, 2012 and 2011, respectively. Annual amortization expense of deferred financing costs associated with the refinancing is estimated to be approximately $280.

Chinese credit facility: On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co., Ltd (“CMB”).   On December 23, 2011, MEAS China renewed the China Credit Facility and extended the expiration to November 25, 2013. The China Credit Facility permits MEAS China to borrow up to RMB 68,000 (approximately $10,800).  Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal.  MEAS China has pledged its Shenzhen facility to CMB as collateral.  The interest rate will be based on the London Inter-bank Offered Rate (“LIBOR”) plus a LIBOR spread, depending on the term of the loan when drawn.  The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China. At June 30, 2012, MEAS China had not borrowed any amounts under the China Credit Facility.

European credit facility: On July 21, 2010, the Company’s subsidiary in France (“MEAS Europe”) entered into a five year credit facility agreement (the “European Credit Facility”) with La Societe Bordelaise de Credit Industriel et Commercial (“CIC”). The European Credit Facility permits MEAS Europe to borrow up to €2,000 (approximately $2,500).  Specific covenants include certain financial covenants for maximum leverage ratio and net debt to equity ratio, as well as customary limitations, compliance with laws and regulations, use of proceeds, and timely payment of interest and principal.  MEAS Europe has pledged its Les Clayes-sous-Bois, France facility to CIC as collateral.  The interest rate is based on the EURIBOR interest rate plus a spread of 1.8%. The EURIBOR interest rate will vary depending on the term of the loan when drawn.  The purpose of the European Credit Facility is primarily to provide additional flexibility in funding operations of MEAS Europe. At June 30, 2012, MEAS Europe had not borrowed any amounts under the European Credit Facility.

Long-term debt and promissory notes: Below is a summary of the long-term debt and promissory notes outstanding at June 30, 2012 and March 31, 2012:

	June 30,	March 31,
	2012	2012
Term notes at 5.70% due in full on June 1, 2015	$10,000	$10,000

Term notes at 6.15% due in full on June 1, 2017	10,000	10,000

Governmental loans from French agencies at no interest and payable based on R&D expenditures	765	834
	20,765	20,834
Less current portion of long-term debt	126	123
	$20,639	$20,711

The annual principal payments of long-term debt, promissory notes and revolver as of June 30, 2012 are as follows:

Years ending June 30,	Term	Other	Subtotal	Revolver	Total
2013	$-	$126	$126	$-	$126
2014	-	252	252	-	252
2015	10,000	-	10,000	-	10,000
2016	-	-	-	-	-
2017	10,000	387	10,387	83,713	94,100
Total	$20,000	$765	$20,765	$83,713	$104,478

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

Contingency: Exports of technology necessary to develop and manufacture certain of the Company’s products are subject to U.S. export control laws and similar laws of other jurisdictions, and the Company may be subject to adverse regulatory consequences, including government oversight of facilities and export transactions, monetary penalties and other sanctions for violations of these laws. In certain instances, these export control regulations may prohibit the Company from developing or manufacturing certain of its products for specific end applications outside the United States. In late May 2009, the Company became aware that certain of its piezo products when designed or modified for use with or incorporation into a defense article are subject the International Traffic in Arms Regulations ("ITAR") administered by the United States Department of State. Certain technical data relating to the design of the products may have been exported to China without authorization from the U.S. Department of State.  As required by the ITAR, the Company conducted a thorough investigation into the matter.  Based on the investigation, the Company filed in December 2009 a final voluntary disclosure with the U.S. Department of State relating to that matter, as well as to exports and re-exports of other ITAR-controlled technical data and/or products to Canada, India, Ireland, France, Germany, Italy, Israel, Japan, the Netherlands, South Korea, Spain and the United Kingdom, which disclosure has since been supplemented.  In the course of the investigation, the Company also became aware that certain of its products may have been exported from France without authorization from the relevant French authorities.  The Company investigated this matter thoroughly.   In December 2009, it also voluntarily submitted to French customs authorities a list of products that may have required prior export authorization, which has since been supplemented to exclude certain products. In addition, the Company has taken steps to mitigate the impact of potential violations, and we are in the process of strengthening our export-related controls and procedures. The U.S. Department of State and other regulatory authorities encourage voluntary disclosures and generally afford parties mitigating credit for submitting such voluntary disclosures. The Company nevertheless could be subject to potential regulatory consequences related to these possible violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and/or criminal penalties.  It is not possible at this time to predict the precise timing or probable outcome of any potential regulatory consequences related to these possible violations.  Moreover, due to the unpredictable nature of the probable outcome of these voluntary proceedings, the Company cannot make a reasonable estimate of the possible loss or range of losses at this time.  The Company has incurred cumulatively through June 30, 2012 approximately $575 in legal fees associated with the French customs and ITAR matters.

Acquisition Earn-Outs: The Company has an earnings based earn-out in connection with the Eureka acquisition, for which the Company recorded an estimated fair value of $2,190 at June 30, 2012. The Company has a sales based earn-out in connection with the Gentech acquisition, for which the Company recorded a preliminary fair value estimate of £1,387 or approximately $2,166, based on exchange rates at June 30, 2012. The estimates of the fair values for the Eureka and Gentech earn-outs are based on certain assumptions and actual amounts could differ significantly. Changes to these estimates will be recorded to earnings in future periods.

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

Geographic information for revenues based on country from which invoiced and long-lived assets based on country of location, which includes property, plant and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization follows:

	Three months ended June 30,
	2012	2011
Net Sales:
United States	$33,096	$26,929
France	15,245	13,511
Germany	3,594	5,567
Ireland	7,362	7,913
Switzerland	4,155	4,482
Scotland	3,862	-
China	21,299	18,782
Total:	$88,613	$77,184

	June 30, 2012	March 31, 2012

Long Lived Assets:
United States	$7,406	$7,375
France	17,085	16,962
Germany	3,059	3,294
Ireland	2,976	3,216
Switzerland	3,044	2,928
Scotland	317	323
China	27,522	26,386
Total:	$61,409	$60,484

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

Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, many of which are beyond our control. Actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made. Factors that might cause actual results to differ materially from the expected results described in or underlying our forward-looking statements include:

•	Conditions in the general economy, including risks associated with the current financial markets and worldwide economic conditions and demand for products that incorporate our products;

•	Competitive factors, such as price pressures and the potential emergence of rival technologies;

•	Compliance with export control laws and regulations;

•	Fluctuations in foreign currency exchange and interest rates;

•	Interruptions in supply chain, distribution systems, suppliers’ operations or the refusal of our suppliers to provide us or our customers with component materials, particularly in light of the current economic conditions, natural or man-made disasters and potential for suppliers to fail;

•	Timely development, market acceptance and warranty performance of new products;

•	Changes in product mix, costs and yields;

•	Uncertainties related to doing business in Europe and China;

•	Legislative initiatives, including tax legislation and other changes in the Company’s tax position;

•	Legal proceedings;

•	Product liability, warranty and recall claims;

•	Compliance with debt covenants, including events beyond our control;

•	Conditions in the credit markets, including our ability to raise additional funds;

•	Adverse developments in the housing industry and other markets served by us;

•	Changes in estimated fair value of acquisition earn-out contingencies due to changes in assumptions and expected results of applicable financial criteria; and

•	The risk factors listed from time to time in the reports we file with the SEC, including those described below under “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

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

Executive Summary

Our vision is to be the supplier of choice to OEMs and select end-users for all their physical sensing needs. To that end, MEAS continues to expand our market position as a leading global sensor supplier. Over the past ten fiscal years, the Compounded Annual Growth Rate (“CAGR”) of our sales of 19% has exceeded the overall market increases. The Company’s strong recovery since fiscal 2010 reflects the positive returns from our significant investments in research and development for new programs and the $261,243 invested in our 19 acquisitions since June 2004, expanding our product offerings and geographic reach.

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

The Company made three acquisitions and entered into a license agreement for certain intellectual property rights during fiscal 2012, and made an acquisition on April 2, 2012. On July 8, 2011, the Company purchased the assets of Eureka Environmental (“Eureka”), a manufacturer of a multi-probe sensor for monitoring water quality. On September 30, 2011, the Company purchased the stock of Transducer Controls Corporation, also known as Celesco, a manufacturer of a range of position sensors, including short and long stroke “string pot,” linear potentiometer and rotary sensors. On October 31, 2011, the Company completed the acquisition of all of the capital stock of Timesquest Limited, a holding company and the sole shareholder of Gentech International Limited (“Gentech”), a designer and manufacturer of position sensors used largely for tank liquid level measurement, including urea tank level in heavy truck SCR systems sensor based in Ayrshire, Scotland. On August 31, 2011, the Company acquired certain intellectual property rights for fluid property sensors utilizing optical spectral technology through a license agreement with Sentelligence. Additionally, on April 2, 2012, the Company acquired the assets of Cosense, Inc. (“Cosense”), a Long Island, New York based manufacturer of ultrasonic sensors and switches used in semiconductor, medical, aerospace and industrial applications. Acquisitions are a key component of the Company’s growth strategy, though there is no specific timetable for any additional acquisitions.

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

The sensor market remains an attractive space to operate. As OEMs continue to add features that drive improvements in efficiency, safety and user convenience, sensor content increases. Our strategy has been to increase our product breadth, geographic footprint and engineering capabilities in order to more completely address the sensing needs of our target OEMs. We remain active on hundreds of development projects at any given time. We believe this strategy, coupled with the overall sensor content growth, will allow us to maintain organic sales growth in excess of 10% per year for the foreseeable future. Overall, the Company expects double digit sales growth for fiscal 2013, though global macro-economic indicators remain mixed and cause our customers to remain cautious, due to, among other factors, the euro-zone debt crisis, fears of a double-dip recession, high unemployment and weaknesses in the housing market. As a result of limited customer visibility in product demand, we have set our outlook for sales accordingly: Including Eureka, Celesco, Gentech and Cosense, the Company expects to generate sales of approximately $360,000 for fiscal 2013. We remain positive with regard to sales contribution coming from product developments and expect strong contributions in fiscal 2013 and in future periods. Additionally, we expect the sensor market will continue to perform well relative to the overall economy as a result of the increase in sensor content in various products across most end markets in the U.S., Europe and Asia.

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

Quarter Ended	Net Sales	Quarterly Adjusted EBITDA*	Quarterly Adjusted EBITDA* Margin	Income (Loss) from Continuing Operations	Interest	Foreign Currency Exchange Loss (Gain)	Depreciation and Amortization	Income Taxes	Share-based Compensation	Other*
6/30/2010	$61,170	$12,123	20%	$5,589	$758	$(81)	$3,770	$1,386	$691	$10
9/30/2010	$65,166	$13,018	20%	$6,757	$884	$277	$3,350	$1,175	$567	$8
12/31/2010	$71,687	$14,176	20%	$7,499	$753	$(63)	$4,106	$893	$974	$14
3/31/2011	$76,766	$15,691	20%	$8,330	$650	$305	$3,667	$1,383	$1,356	$-
6/30/2011	$77,184	$15,277	20%	$8,008	$579	$399	$3,520	$1,453	$1,245	$73
9/30/2011	$73,243	$13,685	19%	$6,656	$548	$(378)	$3,581	$1,630	$1,254	$394
12/31/2011	$76,341	$13,057	17%	$4,695	$806	$27	$4,847	$1,187	$1,162	$333
3/31/2012	$86,436	$16,625	19%	$8,345	$642	$(222)	$4,787	$1,883	$602	$588
6/30/2012	$88,613	$17,155	19%	$8,589	$722	$39	$4,372	$2,566	$856	$11

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

The primary factors that impact our costs of sales include production and sales volumes, product sales mix, foreign currency exchange rates, changes in the price of raw materials and the impact of various cost control measures. Although we expect continued pressures on our gross margins given our expectation that costs, including raw material and labor costs, will increase, we expect product mix to improve, largely due to slower Sensata sales growth relative to other more profitable product lines, and expect to continue to increase leverage of our fixed manufacturing overhead. We expect our overall gross margins during fiscal 2013 to range from approximately 40% to 42%, though gross margins for certain quarters could be outside this expected range. As with all manufacturers, our gross margins are sensitive to the overall volume of business (i.e., economies of scale) in that certain costs are fixed. During the year ended March 31, 2012, the RMB appreciated approximately 3.6%, and during fiscal 2011, the RMB appreciated approximately 4.0% relative to the U.S. dollar. During the three months ended June 30, 2012, the RMB remained relatively stable relative to the U.S. dollar on a trailing quarterly basis, but there are indications the trend of appreciation is expected to continue. We estimate in 2013 for every 10% increase in the value of the RMB relative to the U.S. dollar, our gross margins decline by approximately $2,667.

Total selling, general and administrative expenses (“Total SG&A”) as a percentage of net sales were higher in fiscal 2012 as compared to the prior year, mainly reflecting increases in acquisition related expenses and amortization of acquired intangible assets, as well as higher research and development costs. Long-term, the Company plans to continue to control costs and leverage our SG&A expenses by growing sales at a higher rate than SG&A expenses. As a percent of sales, Total SG&A was approximately 28.7%, 28.6% and 34.1% in fiscal years 2012, 2011 and 2010, respectively. During the first three months of fiscal 2013, Total SG&A as a percent of net sales was approximately 28.3%. In 2013, we expect a decrease in organic SG&A as a percentage of net sales, mainly due to higher organic sales, which we expect to be partially offset by continued investment in R&D for new programs. Organic SG&A and organic sales are defined as SG&A and sales excluding SG&A and sales from recent acquisitions consummated during the current and previous fiscal years. Total SG&A expenses are expected to increase in fiscal 2013 due to higher acquisition related expenses, amortization expense from recent acquisitions and non-cash equity based compensation.

Amortization of acquired intangible assets and deferred financing costs increased over the past three years mainly due to acquisitions. Amortization is disproportionately loaded more in the initial years of the acquisition, and therefore amortization expense is higher in the quarters immediately following a transaction, and declines in later years based on how various intangible assets are valued and the differing useful lives for which the respective intangible assets are amortized. For example, backlog is amortized over a period less than 1 year and patents are generally amortized over a weighted average life of approximately 15 years. Amortization of acquired intangible assets for fiscal 2013 is expected to approximate the level of amortization expense in fiscal 2012, assuming, among other factors, preliminary purchase accounting estimates for the Cosense acquisition, no other new acquisitions and no significant changes in foreign currency exchange rates.

In addition to margin exposure, the Company also has foreign currency exchange exposures related to balance sheet accounts. When foreign currency exchange rates fluctuate, there is a resulting revaluation of assets and liabilities denominated and accounted for in foreign currencies other than the subsidiary’s functional currency, resulting in foreign currency exchange (“fx”) losses or gains. For example, our Swiss company, which uses the Swiss franc or “CHF” as its functional currency, holds cash denominated in foreign currencies (U.S. dollar and Euro). As the Swiss franc appreciates against the U.S. dollar and/or Euro, the cash balances held in those denominations are devalued when stated in terms of Swiss francs. These fx transaction gains and losses are reflected in our “Foreign Currency Exchange Gain or Loss.” Aside from cash, our foreign entities generally hold receivables and payables in foreign currencies. During the three months ended June 30, 2012, the Company recorded net fx loss of $39 and recorded net fx gain of $175 in fiscal 2012 and net fx losses of $439 in fiscal 2011. The Company’s operations outside of the U.S. and the volume of business denominated in other currencies have expanded over the years from acquisitions. We expect to see continued fx losses or gains associated with volatility of foreign currency exchange rates.

The Company uses and may continue to use foreign currency contracts to hedge these fx exposures. The Company does not hedge all of its fx exposures, but has accepted some exposure to exchange rate movements. The Company does not apply hedge accounting when derivative financial instruments are used to manage these fx exposures. Since the Company does not apply hedge accounting, the changes in the fair value of those derivative financial instruments are reported in earnings in the fx gains or losses caption. We expect the value of the U.S. dollar will continue to fluctuate relative to the RMB, Euro, Swiss franc and British pound. Therefore, both positive and negative movements in currency exchange rates relative to the U.S. dollar will continue to affect the reported amounts of sales, profits, and assets and liabilities in the Company’s consolidated condensed financial statements.

We believe the Company has a relatively low overall effective cash tax rate with the utilization of our NOLs in France and Germany, as well as an overall low effective tax rate due to the low tax rates afforded to the Company in several tax jurisdictions in which we operate, including China, Ireland and Switzerland. Our overall effective tax rate will continue to fluctuate as a result of the shift in earnings among the various taxing jurisdictions in which we operate and their varying tax rates. This is particularly challenging due to the different timing and rates of economic activity around the world. We expect our 2013 overall estimated effective tax rate without discrete tax adjustments to range from approximately 21% to approximately 24%, an increase as compared to the prior year. The increase in the estimated overall effective tax rate mainly reflects the shift of taxable earnings to tax jurisdictions with higher tax rates. The overall estimated effective tax rate is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely, but are subject to change.

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

The Company plans to continue investing in various capital projects in fiscal 2013 to generate higher sales in new and expanded programs, and expects these expenditures to range between 3.5% and 4.5% of sales, excluding investments in Greenfield manufacturing facilities. The Company’s investment in two new Greenfield manufacturing facilities in Toulouse, France and Chengdu, China will continue in fiscal 2013. The construction of the new Toulouse facility has been completed and the Company is in the process of transitioning to the new building. The cost of the new Toulouse facility was approximately $10,000, excluding value added taxes (“VAT”), of which approximately $8,375 had been incurred during fiscal 2012. The Chengdu facility is expected to be built over a two year period at a cost of approximately $6,000, excluding land and VAT. As part of the transition to new facilities, the Company expects to temporarily increase certain inventory levels.

Results of Operations

Three Months Ended June 30, 2012 Compared To Three Months Ended June 30, 2011

The following table sets forth certain items from operations in our consolidated condensed statements of operations for the three months ended June 30, 2012 and 2011, respectively:

	Three months ended June 30,
	2012	2011	Change	Percent Change
Net sales	$88,613	$77,184	$11,429	14.8
Cost of goods sold	51,819	44,776	7,043	15.7
Gross profit	36,794	32,408	4,386	13.5
Operating expenses:
Selling, general, and administrative	22,153	19,401	2,752	14.2
Non-cash equity based compensation	856	1,245	(389)	(31.2)
Amortization of acquired intangibles and deferred financing costs	2,064	1,413	651	46.1
Total selling, general and administrative expenses	25,073	22,059	3,014	13.7
Operating income	11,721	10,349	1,372	13.3
Interest expense, net	722	579	143	24.7
Foreign currency exchange loss (gain)	39	399	(360)	(90.2)
Equity income in unconsolidated joint venture	(229)	(137)	(92)	67.2
Other income	34	47	(13)	(27.7)
Income before income taxes	11,155	9,461	1,694	17.9
Income tax expense	2,566	1,453	1,113	76.6
Net income	$8,589	$8,008	$581	7.3

Net sales: For the three months ended June 30, 2012, net sales totaled $88,613, and represented an increase of $11,429 or 14.8% over the corresponding period last year. Organic sales, defined as net sales excluding sales attributed to the Eureka, Celesco, Gentech and Cosense acquisitions of $10,288 for the three months ended June 30, 2012, increased $1,141 or 1.5%. Sales increased in all sensor product lines, except position, vibration and temperature, with the largest increases in sales to Sensata, position and humidity. The overall increase in organic sales is mainly due to new sales from broader product adoptions and new programs, as well improved conditions in the automotive market, though there remains instability in Europe and the resulting uncertainty and cautiousness with customers across most markets.

Partially offsetting the increase in sales is the translation decrease in sales resulting from changes in foreign currency exchange rates. If the average U.S. dollar / Euro exchange rate had not changed during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, the Company’s net sales would have been higher by approximately $2,332. Since a portion of the Company’s sales are denominated in Euros and translated into U.S. dollars, there can be a translation decrease or a translation increase in the Company’s net sales depending on changes in exchange rates. The U.S. dollar appreciated relative to the Euro in comparing average exchange rates for the three months ended June 30, 2012 to the three months ended June 30, 2011. For example, €1,000 is translated to $1,271 based on the three month weighted average exchange rate ended June 30, 2012, but the same €1,000 is translated to $1,440 using three month average exchange rate ended June 30, 2011.

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

Gross margin: Gross margin (gross profit as a percent of net sales) decreased to approximately 41.5% from approximately 42.0%. The decrease in gross margin is mainly due to product sales mix, increases in labor costs and the appreciation of the RMB. The Company sold a larger proportion of products with lower gross margin as compared to the prior year, mainly reflecting the increase in sales to Sensata and other engine and vehicle related sales. In comparing the three months ended June 30, 2012 to corresponding period last year, the RMB appreciated approximately 0.5% relative to the U.S. dollar. This translates to an annualized decrease in profits of approximately $133 based on an estimate decrease in our operating income of approximately $2,667 for every 10% appreciation of the RMB against the U.S. dollar.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability and cost of raw materials, foreign currency exchange rates, and other factors.

Selling, general and administrative: Overall, total selling, general and administrative (“SG&A”) expenses increased $3,014 or 13.7% to $25,073. Organic SG&A costs, defined as total SG&A excluding SG&A costs associated with the Eureka, Celesco, Gentech and Cosense acquisitions and acquired intellectual property from Sentelligence of $2,678 for the three months ended June 30, 2012, increased $336 or 1.5%. The increase in organic SG&A mainly reflects the increases in research and development costs, partially offset by decrease in non-cash equity based compensation. The increase in research and development costs is mostly due to the Company’s continued investment in new programs.

Total SG&A expenses as a percent of net sales was approximately 28.3%, as compared to 28.6% last year.

Non-cash equity based compensation: Non-cash equity based compensation decreased $389 to $856. The decrease in non-cash equity based compensation is mainly because of the timing of the annual award and the ratable recognition of the equity compensation expense with more expense recognized in the initial years after the grant. The most recent annual award was granted on July 2, 2012, and the previous annual award was on December 1, 2010. Total compensation cost related to share based payments not yet recognized totaled $2,086 at June 30, 2012, which is expected to be recognized over a weighted average period of approximately 1 year. Non-cash equity based compensation costs are expected to increase next fiscal quarter since the annual award was granted effective July 2, 2012.

Amortization of acquired intangible assets and deferred financing costs: Amortization of acquired intangible assets and deferred financing costs increased $651 to $2,064, as compared to $1,413 the same period last year. The increase in amortization expense is mainly because of the acquisitions of Eureka, Celesco, Gentech and Cosense and the purchase of acquired intellectual property from Sentelligence.

Interest expense, net: Interest expense increased $143 to $722 from $579. The increase in interest expense is primarily due to the increase in average outstanding debt, partially offset by the decrease in interest rates. Total average outstanding debt increased to approximately $105,230 for the three months ended June 30, 2012 as compared to $70,033 for the same period last year, mainly reflecting additional borrowing to fund acquisitions. Interest rates declined to approximately 2.5% for the three months ended June 30, 2012 from 3.5% for the same period last year, reflecting the improved pricing with the amendment to the Senior Secured Credit Facility effective November 8, 2011. Additionally, the Company recorded during the three months ended June 30, 2012 approximately $90 in interest expense related to the fair value adjustment of acquisition earn-outs and capitalized approximately $37 in interest costs with the construction of the facility in Toulouse, France. No adjustments to interest expense for acquisition earn-outs or capital expenditures were recorded during the same period last year.

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

The decrease in the foreign currency exchange loss is mainly due to the foreign currency exchange gains recorded with the favorable fluctuations of the European currencies relative to the U.S. dollar with the Company’s European operations, offset by the $179 of foreign exchange losses with the fluctuation of the RMB relative to the U.S. dollar. The Company continues to be impacted by volatility in foreign currency exchange rates, including the impact of the fluctuation of the U.S. dollar relative to the Euro, Swiss franc and British pound, as well as the appreciation of the RMB relative to the U.S. dollar.

Income Taxes: Income tax expense for the three months ended June 30, 2012 increased $1,113 to $2,566 from $1,453 for the corresponding period last year. The increase in income tax expense is primarily due to the increase in the estimated annual effective tax rate (“estimated ETR”), the generation of higher profits before taxes and a discrete non-cash income tax credit recorded during the prior year.

The Company’s overall effective tax rate (income tax expense divided by income before income taxes) for the three months ended June 30, 2012 was approximately 23%, as compared to approximately 15% the same period last year. Income tax expense during interim periods is based on an estimated ETR. The estimated ETR without discrete items for fiscal 2013 is approximately 23%, as compared to 22% estimated ETR without discrete items for the three months ended June 30, 2011. The increase in the estimated annual effective tax rate without discrete adjustments mainly reflects a higher proportion of taxable income in tax jurisdictions with higher tax rates, including the U.S. Last year, the Company recorded a non-cash discrete income tax credit of $612 for the re-measurement of the net deferred tax liabilities in Switzerland with the decrease in the Swiss tax rates. The overall estimated ETR is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely and are subject to change.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $28,604 at June 30, 2012, a decrease of $4,121 as compared to March 31, 2011, reflecting, among other factors, changes in cash flows generated from operating activities, proceeds from stock-option exercises and borrowings from the Company’s revolver, which were partially offset by cash used in investing activities for acquisitions and capital expenditures and debt payments.

The following compares the primary categories of the consolidated condensed statement of cash flows for the three months ended June 30, 2012 and 2011:

	Three months ended June 30,
	2012	2011	Change

Net cash provided by operating activities	$6,408	$8,942	$(2,534)

Net cash used in investing activities	(13,913)	(2,576)	(11,337)

Net cash provided by financing activities	3,783	808	2,975

Effect of exchange rate changes on cash	(399)	345	(744)

Net change in cash and cash equivalents	$(4,121)	$7,519	$(11,640)

A key source of the Company’s liquidity is its ability to generate positive operating cash flows. Cash flows provided by operating activities decreased $2,534 to $6,408. The decrease in operating cash flows is mainly due to the $6,925 decrease in cash flows from operating working capital (net changes in trade accounts receivable, inventory and accounts payable). In comparing cash flows generated from operating working capital for the three months ended June 30, 2012 to the corresponding period last year, the largest drivers of the decrease in cash flows from operating working capital were the unfavorable trends with trade receivables and trade payables, partially offset by the favorable fluctuation in inventory. The current period net change in accounts receivable was an increase or use of cash flows of $4,420, as compared to a decrease or a source of cash flows of $59 the same period last year. The change in trade receivables mainly reflects the higher relative level of sales toward the end of the first quarter of fiscal 2013, as the number of days sales outstanding (DSO) increased from 52 to approximately 53 days. DSO is a non-GAAP financial measure and is calculated as follows: ((trade receivables / respective quarterly net sales annualized)*360) or (($52,478 / ($88,613 X 4))*360). Operating cash flows from accounts payable fluctuated unfavorably by $2,826, reflecting, among other factors, the timing of payments related to the planned build-up of inventory last quarter with the planned transition to the new Toulouse facility. The net increases in inventory for the current and prior periods were $1,180 and $1,560, respectively. The improvement in the change in inventory balances for operating cash flows is largely due to efforts to closely manage inventory levels, especially with the transition to the new Toulouse facility. The number of inventory turns improved slightly to 3.6 from 3.3. The number of inventory turns is also a non-GAAP financial measure and is calculated as follows: (respective quarterly cost of goods sold annualized / inventory) or (($51,819 X 4) / $57,952). The decrease in income tax payable mainly reflects higher tax payments, and the increase in income tax payments during the current period as compared to the same period last year is due to higher levels of taxable income.

Net cash used in investing activities for the three months ended June 30, 2012 was $13,913 as compared to $2,576 the corresponding period last year. The increase in cash used in investing activities mainly reflects the cash outlays for the acquisition of Cosense, and there was no acquisition of businesses during the three months ended June 30, 2011. The increase in capital expenditures primarily reflects the purchase of equipment for the manufacturing of new products and programs, as well as capital additions related to the new manufacturing facility in France.

Net cash provided by financing activities for the three months ended June 30, 2012 totaled $3,783, as compared to $808 in net cash provided in financing activities the same period last year. The Company’s credit facilities are mainly utilized to fund acquisitions. The Company funded the Cosense acquisition from a combination of cash on hand and borrowings under the Company’s revolver. Offsetting the revolver and debt payments were the proceeds from the exercise of stock options and the related excess tax benefit from the exercise of stock options. Proceeds from the exercise of stock options totaled $1,228.

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

The Senior Secured Credit Facility, as amended, consists of a $110,000 revolving credit facility (the "Revolving Credit Facility") with a $75,000 accordion feature enabling expansion of the Revolving Credit Facility to $185,000. The Revolving Credit Facility has a variable interest rate based on the London Inter-bank Offered Rate ("LIBOR"), Euro Inter-bank Offered Rate (“EURIBOR”) or the ABR Rate (prime based rate) with applicable margins ranging from 1.25% to 2.00% for LIBOR and EURIBOR based loans or 0.25% to 1.00% for ABR Rate loans. The applicable margins may be adjusted quarterly based on a change in the leverage ratio of the Company. The Senior Secured Credit Facility also includes the ability to borrow in currencies other than U.S. dollars, such as the Euro and Swiss Franc, up to $66,000, of which the Company has utilized approximately $5,713 for euro denominated borrowings as of June 30, 2012. Commitment fees on the unused balance of the Revolving Credit Facility range from 0.25% to 0.375% per annum of the average amount of unused balances. The Revolving Credit Facility will expire on November 8, 2016 and all balances outstanding under the Revolving Credit Facility will be due on such date. The Company has provided a security interest in substantially all of the Company's U.S. based assets as collateral for the Senior Secured Credit Facility and private placement of credit facilities entered into by the Company from time to time not to exceed $50,000, including the Prudential Shelf Facility (as defined below). The Senior Secured Credit Facility includes an inter-creditor arrangement with Prudential and is on a pari passu (equal force) basis with the Prudential Shelf Facility.

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

As of June 30, 2012, the Company utilized the LIBOR and EURIBOR based rates for approximately $82,713 of the Revolving Credit Facility. The weighted average interest rate applicable to borrowings under the Revolving Credit Facility was approximately 1.8% at June 30, 2012. As of March 31, 2012, the outstanding borrowings on the Revolving Credit Facility, which is classified as non-current, were $83,713. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change. At June 30, 2012, the Company could have borrowed an additional $26,287.

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

The Company was in compliance with its debt covenants at June 30, 2012.

China credit facility: On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co., Ltd. (“CMB”).   On December 23, 2011, MEAS China renewed the China Credit Facility and extended the expiration to November 25, 2013. The China Credit Facility permits MEAS China to borrow up to RMB 68,000 (approximately $10,800).  Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal.  MEAS China has pledged its Shenzhen facility to CMB as collateral.  The interest rate will be based on the London Inter-bank Offered Rate (“LIBOR”) plus a LIBOR spread, depending on the term of the loan when drawn.  The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China. At June 30, 2012, MEAS China had not borrowed any amounts under the China Credit Facility.

European credit facility: On July 21, 2010, the Company’s subsidiary in France (“MEAS Europe”) entered into a five year credit facility agreement (the “European Credit Facility”) with La Societe Bordelaise de Credit Industriel et Commercial (“CIC”). The European Credit Facility permits MEAS Europe to borrow up to €2,000 (approximately $2,500).   Specific covenants include specific financial covenants for maximum leverage ratio and net debt to equity ratio, as well as customary limitations, compliance with laws and regulations, use of proceeds, and timely payment of interest and principal.  MEAS Europe has pledged its Les Clayes-sous-Bois, France facility to CIC as collateral.  The interest rate is based on the EURIBOR Offered Rate (“EURIBOR”) plus a spread of 1.8%. The EURIBOR interest rate will vary depending on the term of the loan when drawn.  The purpose of the European Credit Facility is primarily to provide additional flexibility in funding operations of MEAS Europe. At June 30, 2012, MEAS Europe had not borrowed any amounts against the European Credit Facility.

Acquisition earn-outs and contingent payments: The Company has an earnings based earn-out in connection with the Eureka acquisition, for which the Company recorded an estimated fair value of $2,190 at June 30, 2012. The Company has a sales based earn-out in connection with the Gentech acquisition, for which the Company recorded a fair value estimate of £1,387 or approximately $2,166, based on exchange rates at June 30, 2012. The estimates for the Eureka and Gentech earn-outs are based on certain assumptions and actual amounts could differ significantly and changes to this estimate will be recorded to earnings in future periods.

LIQUIDITY: Management assesses the Company’s liquidity in terms of available cash, our ability to generate cash and our ability to borrow to fund operating, investing and financing activities. The Company continues to generate cash from operating activities, and the Company remains in a positive financial position with availability under credit facilities. The Company will continue to have cash requirements to support working capital needs, capital expenditures, earn-outs related to acquisitions, and to pay interest and service debt. One of the Company’s known cash requirements is for capital expenditure commitments related to the construction of the two new facilities in Toulouse, France and Chengdu, China. The final payments related to the new Toulouse facility are expected during the next quarter with a total cost of approximately $10,000, excluding value added taxes (“VAT”), of which approximately $8,375 has been incurred during fiscal 2012. The Chengdu facility is expected to be built over a two year period at a cost of approximately $6,000, excluding land and VAT. As part of the transition to new facilities, the Company expects to temporarily increase certain inventory levels. We believe the Company’s financial position, generation of cash and the existing credit facility, in addition to the potential to refinance or obtain additional financing will be sufficient to meet funding of day-to-day and material short and long-term commitments for the foreseeable future.

At June 30, 2012, we had approximately $28,604 of available cash and approximately $26,287 of borrowing capacity, after considering the limitations set on the Company’s total leverage under the revolving credit facility. This cash balance includes cash of $10,618 in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations. Additionally, the Company had approximately $8,729 of cash in Europe at June 30, 2012. The Company’s cash balances are generated and held in numerous locations throughout the world, including substantial amounts held outside the United States. The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed. Wherever possible, cash management is centralized and intra-company financing is used to provide working capital to the Company’s operations. Cash balances held outside the United States could be repatriated to the United States, but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted or prohibited by local laws. Where local restrictions prevent an efficient intra-company transfer of funds, the Company’s intent is that cash balances would remain in the foreign country and it would meet United States liquidity needs through ongoing cash flows, external borrowings, or both.

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

AGGREGATE CONTRACTUAL OBLIGATIONS: As of June 30, 2012, the Company’s contractual obligations, including payments due by period, are as follows:

Contractual Obligations:	Payment due by period
	Total	1 year	2-3 years	4-5 years	> 5 years
Long-term debt obligations	$104,478	$126	$10,252	$94,100	$-
Interest obligation on long-term debt	12,733	2,655	5,296	4,782	-
Capital lease obligations	50	27	23	-	-
Operating lease obligations	20,107	4,347	6,946	3,942	4,872
Purchase obligations	11,776	11,703	73	-	-
Other long-term obligations*	8,141	2,940	4,501	250	450
Total	$157,285	$21,798	$27,091	$103,074	$5,322

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

The above contractual obligation table excludes certain contractual obligations, such as possible severance payments to certain executives, since these contractual commitments are not accrued as liabilities at June 30, 2012 or are otherwise indeterminable. These contractual obligations are accrued as liabilities when the respective contingencies are determinable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since March 31, 2012, the Company experienced the following significant changes to our market risk:

There was an increase in the notional amount of RMB/U.S. dollar forward currency. For a discussion of market risk affecting us, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended March 31, 2012.

The Company has a number of foreign currency exchange contracts in Asia for the purposes of hedging the Company’s short-position exposure to the RMB. The RMB/U.S. dollar currency contracts have notional amounts totaling $17,000, with exercise dates through September 28, 2013 at average exchange rates of 0.1585 (RMB to U.S. dollar conversion rate). With the RMB/U.S. dollar contracts, for every 10 percent depreciation of the RMB, the Company would be exposed to approximately $1,700 in additional foreign currency exchange losses. Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in results of operations, not in other comprehensive income. To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

ITEM 4. CONTROLS AND PROCEDURES

(Amounts in thousands)

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer with the participation of management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2012, management did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s evaluation of the Company’s internal controls and procedures as of June 30, 2012 excluded the evaluation of internal controls for the Company’s recent acquisitions of Celesco, Gentech and Cosense. At June 30, 2012, Celesco, which was acquired on September 30, 2011, represented approximately $42,879 in total assets, and $4,167 of net sales for the three months ended June 30, 2012. Gentech, which was acquired on October 31, 2011, represented approximately $17,149 in total assets at June 30, 2012, and $3,862 of net sales for the three months ended June 30, 2012. Cosense, which was acquired on April 2, 2012, represented approximately $12,550 in total assets at June 30, 2012, and $1,839 of net sales for the three months ended June 30, 2012.

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

ITEM 1A. RISK FACTORS

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2012 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual report on Form 10-K for the year ended March 31, 2012.

ITEM 6. EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Measurement Specialties, Inc. (Registrant)

Date: August 1, 2012	By:	/s/ Frank D. Guidone
Frank D. Guidone
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2012	By:	/s/ Mark Thomson
Mark Thomson
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Frank D. Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Mark Thomson required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Frank D. Guidone and Mark Thomson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1) Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 30, 2012 and March 31, 2012, (ii) Consolidated Condensed Statements of Operations for the three months ended June 30, 2012 and 2011, (iii) Consolidated Condensed Statements of Comprehensive Income for the three months ended June 30, 2012 and 2011, (iv) Consolidated Condensed Statement of Stockholders’ Equity for the three months ended June 30, 2012 and 2011, (v) Consolidated Condensed Statements of Cash Flows for the three months ended June 30, 2012 and 2011, and (vi) Notes to Consolidated Condensed Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

