Form 10-Q
period 2012-09-30
Measurement Specialties Inc
filed 2012-11-07
CIK 778734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date: On October 31, 2012, the number of shares outstanding of the Registrant’s common stock was 15,333,210.

MEASUREMENT SPECIALTIES, INC.

FORM 10-Q

TABLE OF CONTENTS

SEPTEMBER 30, 2012

PART I.	FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS	3
	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)	3
	CONSOLIDATED CONDENSED STATEMENTS COMPREHENSIVE INCOME (UNAUDITED)	4
	CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)	5
	CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY(UNAUDITED)	7
	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)	8
	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	39

ITEM 4.	CONTROLS AND PROCEDURES	40

PART II.	OTHER INFORMATION	40

ITEM 1.	LEGAL PROCEEDINGS	40

ITEM 1A.	RISK FACTORS	41

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	41

ITEM 6.	EXHIBITS	41

SIGNATURES		42

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Six months ended September 30,
(Amounts in thousands, except share and per share amounts)	2012	2011	2012	2011
Net sales	$87,758	$73,243	$176,371	$150,428
Cost of goods sold	50,827	43,203	102,646	87,980
Gross profit	36,931	30,040	73,725	62,448
Selling, general, and administrative expenses	25,627	21,816	50,716	43,876
Operating income	11,304	8,224	23,009	18,572
Interest expense, net	662	548	1,384	1,126
Foreign currency exchange loss (gain)	202	(378)	241	20
Equity income in unconsolidated joint venture	(163)	(235)	(392)	(372)
Impairment of asset held for sale	489	-	489	-
Acquisition earn-out adjustment	(3,722)	-	(3,722)	-
Other expense (income)	(73)	3	(39)	51
Income before income taxes	13,909	8,286	25,048	17,747
Income tax expense	3,503	1,630	6,069	3,083
Net income	$10,406	$6,656	$18,979	$14,664

Earnings per common share - Basic:
Net income - Basic	$0.68	$0.44	$1.24	$0.97
Net income - Diluted	$0.64	$0.42	$1.18	$0.92

Weighted average shares outstanding - Basic	15,376	15,093	15,347	15,068
Weighted average shares outstanding - Diluted	16,138	15,910	16,146	15,969

See accompanying notes to consolidated condensed financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF

COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	Three months ended		Six months ended
	September 30,		September 30,
(Amounts in thousands)	2012	2011	2012	2011
Net income	$10,406	$6,656	$18,979	$14,664
Other comprehensive income, net of income taxes:
Currency translation adjustments	675	(4,438)	(2,854)	(287)
Comprehensive income	$11,081	$2,218	$16,125	$14,377

See accompanying notes to consolidated condensed financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands)	September 30, 2012	March 31, 2012

ASSETS

Current assets:
Cash and cash equivalents	$28,505	$32,725
Accounts receivable trade, net of allowance for doubtful accounts of $877 and $766, respectively	51,377	49,315
Inventories, net	58,725	57,704
Deferred income taxes, net	1,623	1,626
Prepaid expenses and other current assets	4,827	5,229
Other receivables	1,110	2,967
Asset held for sale	940	1,429
Total current assets	147,107	150,995

Property, plant and equipment, net	62,623	60,484
Goodwill	149,143	144,455
Acquired intangible assets, net	52,038	49,378
Deferred income taxes, net	3,571	3,613
Investment in unconsolidated joint venture	2,794	3,038
Other assets	6,808	6,244
Total assets	$424,084	$418,207

See accompanying notes to consolidated condensed financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share amounts)	September 30, 2012	March 31, 2012

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$-	$1,867
Current portion of long-term debt	161	123
Current portion of capital lease obligations	26	30
Deferred acquisition payment	1,480	-
Accounts payable	28,348	31,879
Accrued expenses	4,600	5,116
Accrued compensation	10,656	8,755
Income taxes payable	1,151	3,124
Deferred income taxes, net	507	375
Other current liabilities	2,893	3,201
Total current liabilities	49,822	54,470

Revolver	77,000	80,251
Long-term debt, net of current portion	20,589	20,711
Capital lease obligations, net of current portion	17	30
Acquisition earn-out contingencies	626	4,317
Deferred income taxes, net	11,218	10,184
Other liabilities	5,894	5,227
Total liabilities	165,166	175,190

Equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	-	-
Common stock, no par; 25,000,000 shares authorized; 15,321,356 shares and 15,297,151 shares issued and outstanding	-	-
Additional paid-in capital	101,211	101,435
Retained earnings	147,992	129,013
Accumulated other comprehensive income	9,715	12,569
Total equity	258,918	243,017
Total liabilities and shareholders' equity	$424,084	$418,207

See accompanying notes to consolidated condensed financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

				Accumulated
	Shares of	Additional		Other
	Common	Paid-in	Retained	Comprehensive
(Amounts in thousands, except share amounts)	Stock	Capital	Earnings	Income	Total
Balance, March 31, 2011	14,989,675	$93,608	$101,309	$14,152	$209,069
Net income			14,664	-	14,664
Currency translation adjustment			-	(287)	(287)
Non-cash equity based compensation		2,500	-	-	2,500
Amounts from exercise of stock options	244,828	3,902	-	-	3,902
Tax benefit from exercise of stock options		653	-	-	653
Purchases of company stock	(229,911)	(6,505)	-	-	(6,505)
Balance, September 30, 2011	15,004,592	$94,158	$115,973	$13,865	$223,996

Balance, March 31, 2012	15,297,151	$101,435	$129,013	$12,569	$243,017
Net income			18,979	-	18,979
Currency translation adjustment			-	(2,854)	(2,854)
Non-cash equity based compensation		2,244	-	-	2,244
Amounts from exercise of stock options	239,366	3,505	-	-	3,505
Tax benefit from exercise of stock options		1,027	-	-	1,027
Purchases of company stock	(215,161)	(7,000)	-	-	(7,000)
Balance, September 30, 2012	15,321,356	$101,211	$147,992	$9,715	$258,918

See accompanying notes to consolidated condensed financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended September 30,
(Amounts in thousands)	2012	2011
Cash flows from operating activities:
Net income	$18,979	$14,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,688	7,101
Non-cash equity based compensation	2,244	2,500
Acquisition earn-out adjustment	(3,722)	-
Impairment of asset held for sale	489	-
Deferred income taxes	(1,222)	752
Equity income in unconsolidated joint venture	(392)	(372)
Unconsolidated joint venture distributions	825	582
Net change in operating assets and liabilities:
Accounts receivable, trade	(2,783)	939
Inventories	(1,486)	(2,476)
Prepaid expenses, other current assets and other receivables	1,813	1,211
Other assets	(773)	(977)
Accounts payable	(2,401)	(83)
Accrued expenses, accrued compensation, other current and other liabilities	2,246	(2,656)
Income taxes payable	(238)	(2,052)
Net cash provided by operating activities	22,267	19,133
Cash flows from investing activities:
Purchases of property and equipment	(8,520)	(4,611)
Acquisition of business, net of cash acquired, and acquired intangible assets	(10,233)	(36,107)
Net cash used in investing activities	(18,753)	(40,718)
Cash flows from financing activities:
Borrowings from revolver and short-term debt	10,797	37,000
Repayments of revolver and capital leases	(15,839)	(6,974)
Repayments of long-term debt	(55)	(143)
Purchase of treasury stock	(7,000)	(6,500)
Proceeds from exercise of options and employee stock purchase plan	3,505	3,902
Excess tax benefit from exercise of stock options	1,027	653
Net cash provided by (used in) financing activities	(7,565)	27,938

Net change in cash and cash equivalents	(4,051)	6,353
Effect of exchange rate changes on cash	(169)	(233)
Cash, beginning of year	32,725	20,860
Cash, end of period	$28,505	$26,980

Supplemental Cash Flow Information:
Cash paid or received during the period for:
Interest paid	$(1,408)	$(905)
Income taxes paid	(5,369)	(3,655)
Income taxes refunded	-	75

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

(Currency amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

Interim financial statements: The information presented as of September 30, 2012 and for the three and six months ended September 30, 2012 and 2011 is unaudited, and reflects all adjustments (consisting only of normal recurring adjustments) which Measurement Specialties, Inc. (the “Company,” “MEAS,” or “we”) considers necessary for the fair presentation of the Company’s financial position as of September 30, 2012, the results of its operations for the three and six months ended September 30, 2012 and 2011, and cash flows for the six months ended September 30, 2012 and 2011. The Company’s March 31, 2012 consolidated condensed balance sheet information was derived from the audited consolidated financial statements for the year ended March 31, 2012, which is included as part of the Company’s Annual Report on Form 10-K.

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

Use of estimates: The preparation of the consolidated condensed financial statements, in accordance with U.S. generally accepted accounting principles, requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the useful lives of fixed assets, carrying amount and analysis of recoverability of property, plant and equipment, asset held for sale, acquired intangibles, goodwill, deferred tax assets, valuation allowances for receivables, inventories, income tax uncertainties and other contingencies, including acquisition earn-outs, and stock based compensation. Actual results could differ from those estimates.

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

3. STOCK BASED COMPENSATION AND PER SHARE INFORMATION

Non-cash equity-based compensation expense for the three months ended September 30, 2012 and 2011 was $1,388 and $1,254, respectively, and for the six months ended September 30, 2012 and 2011 was $2,244 and $2,500, respectively. During the six months ended September 30, 2012, the Company granted 402,125 stock awards from the 2010 Equity Incentive Plan (the “2010 Plan”). The estimated fair value of stock options and restricted stock units granted during the six months ended September 30, 2012 approximated $5,062, net of expected forfeitures and is being recognized over the respective vesting periods. During the three and six months ended September 30, 2012, the Company recognized $816 and $955, respectively, of expense related to these stock awards.

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

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
Dividend yield	-	-	-	-
Expected volatility	61.1%	74.1%	60.8%	74.1%
Risk free interest rate	0.7%	1.3%	0.7%	1.3%
Expected term after vesting (in years)	2.0	2.0	2.0	2.0
Weighted-average grant-date fair value	$15.60	$31.90	$15.49	$31.90

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

During the six months ended September 30, 2012, a total of 239,366 stock awards were exercised yielding $3,505 in cash proceeds and excess tax benefit of $1,027 recognized as additional paid-in capital. At September 30, 2012, there was $6,046 of unrecognized compensation cost adjusted for estimated forfeitures related to share-based payments, which is expected to be recognized over a weighted-average period of approximately 1.24 years.

Per share information: Basic and diluted per share calculations are based on net income. Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, less the shares that may be repurchased with the funds received from their exercise. Outstanding awards relating to approximately 344,634 and 415,098 weighted shares were excluded from the calculation for the three months ended September 30, 2012 and 2011, respectively, and outstanding awards relating to approximately 214,823 and 418,525 weighted shares were excluded from the calculation for the six months ended September 30, 2012 and 2011, as the impact of including such awards in the calculation of diluted earnings per share would have had an anti-dilutive effect.

The computation of the basic and diluted net income per common share is as follows:

	Net income (Numerator)	Weighted Average Shares in thousands (Denominator)	Per-Share Amount
Three months ended September 30, 2012:
Basic per share information	$10,406	15,376	$0.68
Effect of dilutive securities	-	762	(0.04)
Diluted per-share information	$10,406	16,138	$0.64

Three months ended September 30, 2011:
Basic per share information	$6,656	15,093	$0.44
Effect of dilutive securities	-	817	(0.02)
Diluted per-share information	$6,656	15,910	$0.42

Six months ended September 30, 2012:
Basic per share information	$18,979	15,347	$1.24
Effect of dilutive securities	-	799	(0.06)
Diluted per-share information	$18,979	16,146	$1.18

Six months ended September 30, 2011:
Basic per share information	$14,664	15,068	$0.97
Effect of dilutive securities	-	901	(0.05)
Diluted per-share information	$14,664	15,969	$0.92

4. INVENTORIES

Inventories are valued at the lower of cost or market (“LCM”) using the first-in first-out method.  Inventories and inventory reserves for slow-moving, obsolete and lower of cost or market exposures at September 30, 2012 and March 31, 2012 are summarized as follows:

	September 30, 2012	March 31, 2012
Raw Materials	$31,862	$30,419
Work-in-Process	10,320	11,929
Finished Goods	20,911	19,613
	63,093	61,961
Inventory Reserves	(4,368)	(4,257)
	$58,725	$57,704

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Property, plant and equipment are summarized as follows:

	September 30, 2012	March 31, 2012	Useful Life
Production equipment and tooling	$65,256	$60,144	3-10 years
Building and leasehold improvements	34,095	26,390	39 to 45 years or lesser of useful life or remaining term of lease
Furniture and equipment	16,530	15,890	3-10 years
Construction-in-progress	3,925	12,943
Total	119,806	115,367
Less: accumulated depreciation and amortization	(57,183)	(54,883)
	$62,623	$60,484

Included in construction in progress at March 31, 2012 and September 30, 2012 was approximately $8,375 and $243, respectively, related to the construction of new facilities in France and China. Total depreciation expense was $2,243 and $2,129 for the three months ended September 30, 2012 and 2011, respectively. Total depreciation expense was $4,551 and $4,236 for the six months ended September 30, 2012 and 2011, respectively. Property and equipment included $43 and $60 in capital leases at September 30, 2012 and March 31, 2012, respectively.

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

Goodwill balances presented in the consolidated condensed balance sheets of foreign acquisitions are translated at the exchange rate in effect at each balance sheet date; however, opening balance sheets used to calculate goodwill and acquired intangible assets are based on purchase date exchange rates, except for earn-out payments, which are recorded at the exchange rates in effect on the date the earn-out is accrued. The following table shows the roll forward of goodwill reflected in the financial statements for the six months ended September 30, 2012:

Accumulated goodwill	$147,808
Accumulated impairment losses	(3,353)
Balance March 31, 2012	144,455
Attributable to 2012 acquisitions	661
Attributable to 2013 acquisitions	3,831
Effect of foreign currency translation	196
Balance September 30, 2012	$149,143

The following briefly describes the Company’s acquisitions since March 31, 2011.

Eureka: On July 8, 2011, the Company acquired certain assets of Eureka Environmental, Inc. (“Eureka”), a sensor company based in Austin, Texas, for $2,250. The transaction was funded from available cash on hand. Eureka manufactures a range of multi-probe pressure sensors mainly used for monitoring water quality. The water monitoring industry is large and a significant growth opportunity for the Company. The sellers have the potential to receive additional amounts in the form of a contingent payment based on certain earnings thresholds through calendar 2013, for which the Company initially recorded as part of purchase price the fair value estimate of $2,100.  During the three months ended September 30, 2012, the Company determined that Eureka’s earnings were expected to be below initially estimated earn-out levels, as a result of changes in certain assumptions based on current economic and market conditions in the water monitoring industry. Accordingly, the Company recorded a fair value adjustment of $1,883, decreasing the acquisition earn-out liability to $309, and recognized the adjustment in the Consolidated Condensed Statements of Operations.

Celesco: On September 30, 2011, the Company completed the acquisition of all of the capital stock of Transducer Controls Corporation, a sensor company doing business as Celesco (“Celesco”) based in Chatsworth, California, for $37,375, including an estimated $2,375 in acquired cash. The purchase price was subsequently increased by $220 based on final calculations of established working capital levels. The transaction was funded from borrowings under the Company’s Senior Secured Credit Facility, as defined in Note 8 below. Celesco is a leading supplier to OEMs of a range of position sensors, including short and long stroke string pot, linear potentiometer and rotary sensors. During the three months ended September 30, 2012, the Company recorded approximately $753 in adjustments to goodwill mainly related to income taxes to finalize purchase price allocation for the Celesco acquisition within the permitted measurement period.

Gentech: On October 31, 2011, the Company completed the acquisition of all of the capital stock of Timesquest Limited, a holding company and the sole shareholder of Gentech International Limited (“Gentech”), for £6,500 or approximately $10,500, net of cash acquired, based on foreign currency exchange rates at the date of the acquisition. The transaction was funded from borrowings under the Company’s Senior Secured Credit Facility. Gentech is a level sensor and non-contact level switch company based in Ayrshire, Scotland. The seller can earn up to an additional £1,500 or approximately $2,400 if certain sales performance goals are achieved for the two year period ending December 31, 2013, for which the Company initially recorded as part of purchase price a fair value estimate of £1,387 or approximately $2,200 based on exchange rates at the date of acquisition.  During the three months ended September 30, 2012, the Company determined that Gentech’s sales were expected to be below initially estimated earn-out levels as a result of changes in certain assumptions based on current sales trends. Accordingly, the Company recorded a fair value adjustment of £1,171 or approximately $1,839, decreasing the acquisition earn-out liability to £216 or approximately $339, and recognized the adjustment in the Consolidated Condensed Statements of Operations. The acquisition of Gentech is expected to allow the Company to compete in the urea tank market with combined level and quality sensors. The purchase price allocation for the Gentech acquisition is subject to certain adjustments, including for income taxes, which will be finalized in the permitted measurement period.

Cosense: On April 2, 2012, the Company acquired the assets of Cosense, Inc. (“Cosense”), a Long Island, New York based manufacturer of ultrasonic sensors and switches used in semiconductor, medical, aerospace and industrial applications for $11,500. The Company paid $10,013 at close in cash from a combination of available cash on hand and from borrowings under the Company’s Senior Secured Credit Facility, and the Company will pay an additional $1,500 on April 2, 2013, subject to offset for certain indemnification rights. The acquisition of Cosense provides the Company with an ultrasonic sensor used for single-point, multi-point and continuous liquid level measurement, along with entrained bubble detection, which is considered an innovative solution complementary to the Company’s existing product offering, particularly within the high purity semiconductor, medical infusion pump and commercial aerospace markets. For the six months ended September 30, 2012, approximately $3,972 in net sales, approximately $495 in net income and transaction related costs of approximately $10 related to Cosense were recorded as a component of selling, general and administrative expenses in the Company’s consolidated condensed financial statements. The purchase price allocation for the Cosense acquisition is subject to certain adjustments and will be finalized within the permitted measurement period. The Company’s preliminary purchase price allocation related to the Cosense acquisition is as follows:

Assets:
Inventory	$470
Plant and equipment	30
Acquired intangible assets	7,155
Goodwill	3,831
Total purchase price	11,486
Deferred acquisition payment	(1,473)
Cash paid	$10,013

Asset held for sale: The Company completed the consolidation of the former PSI facility into the existing MEAS Hampton facility during the quarter ended June 30, 2011. The PSI facility is no longer utilized for manufacturing and is held for sale. Accordingly, the former PSI facility is classified as an asset held for sale in the consolidated condensed balance sheet, since it meets the held for sale criteria under the applicable accounting guidelines. Based on continued softening of the real-estate market in Hampton, Virginia, the Company re-assessed the market value of the asset held for sale and as a result, the Company recorded an impairment charge of $489 during the three months ended September 30, 2012 to write-down the asset to its estimated fair value. The carrying value of the former PSI facility is $940 as of September 30, 2012, and approximates fair value less cost to sell.

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

The gross amounts and accumulated amortization, along with the range of amortizable lives, are as follows:

		September 30, 2012			March 31, 2012
	Weighted- Average Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	10	$62,346	$(23,604)	$38,742	$58,735	$(21,547)	$37,188
Patents	15	3,946	(1,863)	2,083	4,058	(1,781)	2,277
Tradenames	2	2,525	(2,490)	35	2,562	(2,428)	134
In-process research & development	Indefinite	-	-	-	230	-	230
Backlog	1	5,159	(5,159)	-	4,910	(4,910)	-
Covenants-not-to-compete	3	1,220	(1,097)	123	1,202	(1,071)	131
Proprietary technology	11	14,661	(3,606)	11,055	12,469	(3,051)	9,418
		$89,857	$(37,819)	$52,038	$84,166	$(34,788)	$49,378

Amortization expense for acquired intangible assets for the three months ended September 30, 2012 and 2011 was $1,987 and $1,357, respectively, and amortization expense for the six months ended September 30, 2012 and 2011 was $3,997 and $2,675, respectively. Annual amortization expense for the years ending September 30 is estimated as follows:

Amortization
Year	Expense
2013	$6,590
2014	6,156
2015	6,079
2016	5,865
2017	5,652
Thereafter	21,696
$52,038

Pro forma Financial Data (Unaudited): The following represents the Company’s pro forma consolidated condensed income from continuing operations, net of income taxes, for the three and six months ended September 30, 2012 and 2011, based on purchase accounting information assuming the Eureka, Celesco, Gentech and Cosense acquisitions occurred as of April 1, 2011, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had the acquired companies been operated as part of the Company since April 1, 2011.

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
Net sales	$87,758	$81,396	$176,371	$167,547

Net income	$10,532	$7,957	$19,226	$17,812

Net income per share:
Basic	$0.69	$0.53	$1.25	$1.18
Diluted	$0.65	$0.50	$1.19	$1.12

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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and March 31, 2012 are as follows:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
September 30, 2012
Liabilities:
Foreign currency exchange contracts	$-	$(191)	$-	$(191)
Acquisition earn-out contingencies	-	-	626	626
March 31, 2012
Assets:
Foreign currency exchange contracts	$-	$11	$-	$11
Liabilities:
Acquisition earn-out contingencies	-	-	4,317	4,317

The table below provides a reconciliation of the fair value of the acquisition earn-out contingencies measured on a recurring basis for which the Company has designated as Level 3:

Beginning April 1, 2012	$4,317
Changes in fair value	(3,722)
Effect of foreign currency translation	31
Balance at September 30, 2012	$626

The foreign currency exchange contracts do not qualify for hedge accounting, and as a result, changes in the fair value of the currency swap are reflected in the accompanying consolidated condensed statements of operations. The fair value of the Company’s foreign currency contracts was based on Level 2 measurements in the fair value hierarchy.  The fair value of the foreign currency contracts is based on forward exchange rates relative to current exchange rates which were obtained from independent financial institutions reflecting market quotes. The fair value of the acquisition earn-out contingencies is determined using a modeling technique based on significant unobservable inputs calculated using a probability-weighted income approach. Key assumptions include discount rates for present value factor of 16% for Eureka and 3.36% for Gentech, which are based on industry specific weighted average cost of capital, adjusted for, among other things, time and risk, as well as forecasted annual earnings before interest, taxes, depreciation and amortization of $1,039 for Eureka and forecasted annual revenues of £10,800 for Gentech over the life of the earn-outs. The estimated fair value of acquisition earn-out contingencies could differ significantly from actual amounts. Adjustments to the fair value of earn-outs are recorded to earnings with that portion of the adjustment relating to the time value of money as interest expense and the non-interest portion of the change in earn-outs as a separate non-operating item in the statement of operations. During the three months ended September 30, 2012, as a result of the assessment of actual and projected earnings and sales scenarios, the Company determined that Eureka’s earnings and Gentech’s sales were expected to be below originally estimated earn-out levels. Accordingly, the Company recorded fair value adjustments of $1,883 and $1,839 decreasing the acquisition earn-out liabilities for Eureka and Gentech, respectively, and recognized the adjustments in the Consolidated Condensed Statements of Operations.

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the six months ended September 30, 2012.

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

The fair values and carrying amounts of other financial instruments as of September 30, 2012 and March 31, 2012 are as follows:

	September 30, 2012		March 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Short-term borrowings and notes payable	$-	$-	$1,867	$1,867
Captial leases	43	43	60	60
Revolver	77,000	77,000	80,251	80,251
Term debt	20,750	20,750	20,834	20,834

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition. That is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. No circumstances were identified, including evidence of impairment, during the six months ending September 30, 2012, except for the triggering event requiring an impairment analysis for asset held for sale for which the Company recorded an impairment charge of $489 during the three months ended September 30, 2012 to write-down an asset held for sale to its estimated fair value, less cost to sell. The fair value measurement of this asset was determined using relevant market data, which are classified as Level 2 inputs.

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

During the six months ended September 30, 2012, the RMB did not fluctuate significantly relative to the U.S. dollar. The RMB appreciated approximately 3.6% and 4.0%, respectively, relative to the U.S. dollar during fiscal 2012 and 2011. The Chinese government no longer pegs the RMB to the U.S. dollar, but established a currency policy letting the RMB trade in a narrow band against a basket of currencies. The Company has more expenses in RMB than sales (i.e., short RMB position), and as such, if the U.S. dollar weakens relative to the RMB, our operating profits will decrease. We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

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

The Company has a number of foreign currency exchange contracts in Asia for the purposes of hedging the Company’s short-position exposure to the RMB. At September 30, 2012, the Company has a number of RMB/U.S. dollar currency contracts with notional amounts totaling $13,600 and exercise dates through September 30, 2013 at average exchange rates of 0.1586 (RMB to U.S. dollar conversion rate). With the RMB/U.S. dollar contracts, for every 10 percent depreciation of the RMB, the Company would be exposed to approximately $1,360 in additional foreign currency exchange losses. Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in results of operations, not in other comprehensive income. To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

Fair values of derivative instruments not designated as hedging instruments are as follows:

	September 30,	March 31,
Financial position:	2012	2012	Location
Foreign currency contracts - RMB	$(191)	$11	Other assets (liabilities)

The effect of derivative instruments not designated as hedging instruments on the statements of operations and cash flows for the three and six months ended September 30, 2012 and 2011 is as follows:

	Three months ended September 30,		Six months ended September 30,
Results of operations:	2012	2011	2012	2011	Location
Foreign currency contracts - RMB	$(14)	$(106)	$213	$(157)	Foreign currency exchange (gain) loss
Total	$(14)	$(106)	$213	$(157)

	Six months ended September 30,
Cash flows from operating activities: Source (Use)	2012	2011	Location
Foreign currency exchange contracts - RMB	$(7)	$189	Prepaid expenses (Accrued expenses)
Total	$(7)	$189

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

The Senior Secured Credit Facility, as amended, includes specific financial covenants for maximum leverage ratio and minimum fixed charge coverage ratio, as well as customary representations, warranties, covenants and events of default for a transaction of this type. Consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for debt covenant purposes is the Company's consolidated net income determined in accordance with GAAP minus the sum of income tax credits, interest income, gain from extraordinary items for such period, any non-cash gains, and gains due to fluctuations in currency exchange rates, plus the sum of any provision for income taxes, interest expense, loss from extraordinary items, any aggregate net loss during such period arising from the disposition of capital assets, the amount of non-cash charges for such period, amortized debt discount for such period, losses due to fluctuations in currency exchange rates and the amount of any deduction to consolidated net income as the result of any grant to any members of the management of the Company of any equity interests. The Company's leverage ratio consists of total debt less unrestricted cash maintained in U.S. bank accounts which are subject to control agreements in favor of JPMorgan Chase Bank, N.A., as Collateral Agent, to Consolidated EBITDA. Adjusted fixed charge coverage ratio is Covenant EBITDA less capital expenditures for the last twelve months, excluding capital expenditures for the last twelve months in connection with the facilities being constructed in France in an aggregate amount up to $11,000 and China in an aggregate amount up to $6,000 through March 31, 2013, divided by fixed charges. Fixed charges are the last twelve months of scheduled principal payments, taxes paid in cash and consolidated interest expense. All of the aforementioned financial covenants are subject to various adjustments, many of which are detailed in the Credit Agreement.

As of September 30, 2012, the Company utilized the LIBOR based rate for $74,000 of the Revolving Credit Facility. The weighted average interest rate applicable to borrowings under the Revolving Credit Facility was approximately 1.8% at September 30, 2012. As of September 30, 2012, the outstanding borrowings on the Revolving Credit Facility, which is classified as non-current, were $77,000. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change. At September 30, 2012, the Company could have borrowed an additional $33,000 under the Revolving Credit Facility.

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

The Company was in compliance with its debt covenants at September 30, 2012.

Deferred financing costs: Amortization of deferred financing costs totaled $70 and $95 for the three months ended September 30, 2012 and 2011, respectively, and for the six months ended September 30, 2012 and 2011, amortization of deferred financing costs totaled $140 and $190, respectively. Annual amortization expense of deferred financing costs associated with the refinancing is estimated to be approximately $280.

China credit facility: On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co., Ltd (“CMB”).   On December 23, 2011, MEAS China renewed the China Credit Facility and extended the expiration to November 25, 2013. The China Credit Facility permits MEAS China to borrow up to RMB 68,000 (approximately $10,700).  Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal.  MEAS China has pledged its Shenzhen facility to CMB as collateral.  The interest rate will be based on the London Inter-bank Offered Rate (“LIBOR”) plus a LIBOR spread, depending on the term of the loan when drawn.  The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China. At September 30, 2012, MEAS China had not borrowed any amounts under the China Credit Facility.

European credit facility: On July 21, 2010, the Company’s subsidiary in France (“MEAS Europe”) entered into a five year credit facility agreement (the “European Credit Facility”) with La Societe Bordelaise de Credit Industriel et Commercial (“CIC”). The European Credit Facility permits MEAS Europe to borrow up to €2,000 (approximately $2,600).  Specific covenants include certain financial covenants for maximum leverage ratio and net debt to equity ratio, as well as customary limitations, compliance with laws and regulations, use of proceeds, and timely payment of interest and principal.  MEAS Europe has pledged its Les Clayes-sous-Bois, France facility to CIC as collateral.  The interest rate is based on the EURIBOR interest rate plus a spread of 1.8%. The EURIBOR interest rate will vary depending on the term of the loan when drawn.  The purpose of the European Credit Facility is primarily to provide additional flexibility in funding operations of MEAS Europe. At September 30, 2012, MEAS Europe had not borrowed any amounts under the European Credit Facility.

Long-term debt and promissory notes: Below is a summary of the long-term debt and promissory notes outstanding at September 30, 2012 and March 31, 2012:

	September 30,	March 31,
	2012	2012
Term notes at 5.70% due in full on June 1, 2015	$10,000	$10,000

Term notes at 6.15% due in full on June 1, 2017	10,000	10,000

Governmental loans from French agencies at no interest and payable based on R&D expenditures	750	834
	20,750	20,834
Less current portion of long-term debt	161	123
	$20,589	$20,711

The annual principal payments of long-term debt, promissory notes and revolver as of September 30, 2012 are as follows:

Years ending September 30,	Term	Other	Subtotal	Revolver	Total
2013	$-	$161	$161	$-	$161
2014	-	202	202	-	202
2015	10,000	-	10,000	-	10,000
2016	-	-	-	-	-
2017	10,000	387	10,387	77,000	87,387
Total	$20,000	$750	$20,750	$77,000	$97,750

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

Contingency: Exports of technology necessary to develop and manufacture certain of the Company’s products are subject to U.S. export control laws and similar laws of other jurisdictions, and the Company may be subject to adverse regulatory consequences, including government oversight of facilities and export transactions, monetary penalties and other sanctions for violations of these laws. In certain instances, these export control regulations may prohibit the Company from developing or manufacturing certain of its products for specific end applications outside the United States. In late May 2009, the Company became aware that certain of its piezo products when designed or modified for use with or incorporation into a defense article are subject the International Traffic in Arms Regulations ("ITAR") administered by the United States Department of State. Certain technical data relating to the design of the products may have been exported to China without authorization from the U.S. Department of State.  As required by the ITAR, the Company conducted a thorough investigation into the matter.  Based on the investigation, the Company filed in December 2009 a final voluntary disclosure with the U.S. Department of State relating to that matter, as well as to exports and re-exports of other ITAR-controlled technical data and/or products to Canada, India, Ireland, France, Germany, Italy, Israel, Japan, the Netherlands, South Korea, Spain and the United Kingdom, which disclosure has since been supplemented.  In the course of the investigation, the Company also became aware that certain of its products may have been exported from France without authorization from the relevant French authorities.  The Company investigated this matter thoroughly.   In December 2009, it also voluntarily submitted to French customs authorities a list of products that may have required prior export authorization, which has since been supplemented to exclude certain products. In addition, the Company has taken steps to mitigate the impact of potential violations, and we are in the process of strengthening our export-related controls and procedures. The U.S. Department of State and other regulatory authorities encourage voluntary disclosures and generally afford parties mitigating credit for submitting such voluntary disclosures. The Company nevertheless could be subject to potential regulatory consequences related to these possible violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and/or criminal penalties.  It is not possible at this time to predict the precise timing or probable outcome of any potential regulatory consequences related to these possible violations.  Moreover, due to the unpredictable nature of the probable outcome of these voluntary proceedings, the Company cannot make a reasonable estimate of the possible loss or range of losses at this time.  The Company has incurred cumulatively through September 30, 2012 approximately $575 in legal fees associated with the French customs and ITAR matters.

Acquisition Earn-Outs: The Company has an earnings based earn-out in connection with the Eureka acquisition, for which the Company initially recorded an estimated fair value of $2,100 on July 8, 2011. The Company has a sales based earn-out in connection with the Gentech acquisition, for which the Company initially recorded a fair value estimate of £1,387 or approximately $2,200, based on exchange rates at September 30, 2012. During the three months ended September 30, 2012, the Company determined that Eureka’s earnings and Gentech’s sales were expected to be below initially estimated earn-out levels. Accordingly, the Company recorded fair value adjustments of $1,883 and $1,839 decreasing the acquisition earn-out liabilities for Eureka and Gentech, respectively, and recognized a corresponding gain in the Consolidated Condensed Statements of Operations.

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

Geographic information for revenues based on country from which invoiced and long-lived assets based on country of location, which includes property, plant and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization follows:

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
Net Sales:
United States	$32,868	$26,036	$65,963	$52,965
France	16,060	13,072	31,305	26,583
Germany	3,938	5,429	7,532	10,996
Ireland	7,226	7,449	14,588	15,362
Switzerland	3,990	3,968	8,145	8,449
Scotland	2,943	-	6,805	-
China	20,733	17,289	42,033	36,073
Total:	$87,758	$73,243	$176,371	$150,428

	September 30, 2012	March 31, 2012

Long Lived Assets:
United States	$7,955	$7,375
France	17,517	16,962
Germany	3,141	3,294
Ireland	3,035	3,216
Switzerland	3,054	2,928
Scotland	309	323
China	27,612	26,386
Total:	$62,623	$60,484

11. SUBSEQUENT EVENT:

On October 1, 2012, the Company acquired the assets of Resistance Temperature Detector Company, Inc. and its parent company, Cambridge Technologies, Inc. (collectively “RTD”), a designer and manufacturer of temperature sensors and probes based in Ham Lake, Minnesota. The Company paid $17,225 in cash from a combination of available cash on hand and from borrowings under the Company’s Senior Secured Credit Facility. The seller has the potential to receive up to $1,500 in additional consideration if certain sales targets are achieved during calendar 2013. The RTD acquisition is expected to provide both operational and strategic synergies in that RTD adds to the Company’s temperature portfolio with a presence in the motor/generator market, and services all of the major OEMs in that space, as well as custom temperature sensors for factory automation, medical and general industrial markets. Transaction related costs of approximately $142 were recorded as a component of selling, general and administrative expenses related to RTD and were included in the Company’s consolidated condensed financial statements for the six months ended September 30, 2012.

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

Executive Summary

Our vision is to be the supplier of choice to OEMs and select end-users for all their physical sensing needs. To that end, MEAS continues to expand our market position as a leading global sensor supplier. The Company’s strong recovery since fiscal 2010 reflects the positive returns from our significant investments in research and development for new programs and the $278,463 invested in our 20 acquisitions since June 2004 through October 1, 2012, expanding our product offerings and geographic reach.

The Company remains focused on creating long-term shareholder value through continued development of innovative technologies and strengthening our market position by expanding customer relationships. To accomplish this goal, we continue to take measures we believe will result in sales performance in excess of the overall market and generation of positive earnings before interest, tax, depreciation and amortization (“EBITDA”). A core tenant of our long-term strategy to increase profitability is to grow the size and scale of the Company in order to improve our leverage of SG&A expenses. Accordingly, we believe we can achieve 19% to 20% EBITDA Margin (EBITDA as a percent of Net Sales) in fiscal 2013 and improve this metric as we grow sales at a higher rate than costs in fiscal 2014 and beyond. We have implemented aggressive actions that continue to position the Company for future growth in sales and profitability, all of which we ultimately expect to translate to enhanced shareholder value. We believe we continue to have one of the strongest product development pipelines in the history of the Company, which we expect to lay the foundation for future sales growth. Research and development will continue to play a key role in our efforts to maintain product innovations for new sales and to improve profitability. Our broad range of products and geographic diversity provide the Company with a variety of opportunities to leverage technology, products, manufacturing base and our financial performance.

The Company made three acquisitions and entered into a license agreement for certain intellectual property rights during fiscal 2012, and made two acquisitions during fiscal 2013. On July 8, 2011, the Company purchased the assets of Eureka Environmental (“Eureka”), a manufacturer of a multi-probe sensor for monitoring water quality. On September 30, 2011, the Company purchased the stock of Transducer Controls Corporation, also known as Celesco, a manufacturer of a range of position sensors, including short and long stroke “string pot,” linear potentiometer and rotary sensors. On October 31, 2011, the Company completed the acquisition of all of the capital stock of Timesquest Limited, a holding company and the sole shareholder of Gentech International Limited (“Gentech”), a designer and manufacturer of position sensors used largely for tank liquid level measurement, including urea tank level in heavy truck SCR systems sensor based in Ayrshire, Scotland. On August 31, 2011, the Company acquired certain intellectual property rights for fluid property sensors utilizing optical spectral technology through a license agreement with Sentelligence. On April 2, 2012, the Company acquired the assets of Cosense, Inc. (“Cosense”), a Long Island, New York based manufacturer of ultrasonic sensors and switches used in semiconductor, medical, aerospace and industrial applications. On October 1, 2012, the Company acquired the assets of Resistance Temperature Detector Company, Inc. and its parent company, Cambridge Technologies, Inc., (collectively “RTD”), a designer and manufacturer of temperature sensors and probes based in Ham Lake, Minnesota. The RTD acquisition is expected to provide both operational and strategic synergies in that RTD adds to the Company’s temperature portfolio with a presence in the motor/generator market, and services all of the major OEMs in that space, as well as custom temperature sensors for factory automation, medical and general industrial markets. Acquisitions are a key component of the Company’s growth strategy, though there is no specific timetable for any additional acquisitions.

Trends

There are a number of trends that we expect to materially affect our future operating results, including changing global economic conditions with the resulting impact on our sales, profitability, and capital spending, changes in foreign currency exchange rates relative to the U.S. dollar, shifts in our taxable income between tax jurisdictions and the resulting impact on our overall effective tax rate, changes in our debt levels and applicable interest rates, and prices of raw materials and other costs, such as labor. Additionally, our earnings could be impacted by changes in the fair value of acquisition earn-out contingencies and sales and results of operations could be impacted by additional acquisitions.

The sensor market remains an attractive space in which to operate. As OEMs continue to add features that drive improvements in efficiency, safety and user convenience, sensor content increases. Our strategy has been to increase our product breadth, geographic footprint and engineering capabilities in order to more completely address the sensing needs of our target OEMs. We remain active on hundreds of development projects at any given time. We believe this strategy, coupled with the overall sensor content growth, will allow us to maintain strong organic sales for the foreseeable future. The global macro-economic indicators remain mixed and cause our customers to remain cautious, due to, among other factors, the euro-zone debt crisis, slowdown in China, fears of a double-dip recession and high unemployment. As a result of limited customer visibility in product demand, we have set our outlook for sales accordingly: Including sales from recent acquisitions, the Company expects to generate sales ranging from $352,000 to $357,000 for fiscal 2013. We remain positive with regard to sales contribution coming from product developments and expect strong contributions in fiscal 2013 and in future periods. Additionally, we expect the sensor market will continue to perform well relative to the overall economy as a result of the increase in sensor content in various products across most end markets in the U.S., Europe and Asia.

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

Quarter Ended	Net Sales	Quarterly Adjusted EBITDA*	Quarterly Adjusted EBITDA* Margin	Income (Loss) from Continuing Operations	Interest	Foreign Currency Exchange Loss (Gain)	Depreciation and Amortization	Income Taxes	Share-based Compensation	Other*
9/30/2010	$65,166	$13,018	20%	$6,757	$884	$277	$3,350	$1,175	$567	$8
12/31/2010	$71,687	$14,176	20%	$7,499	$753	$(63)	$4,106	$893	$974	$14
3/31/2011	$76,766	$15,691	20%	$8,330	$650	$305	$3,667	$1,383	$1,356	$-
6/30/2011	$77,184	$15,277	20%	$8,008	$579	$399	$3,520	$1,453	$1,245	$73
9/30/2011	$73,243	$13,685	19%	$6,656	$548	$(378)	$3,581	$1,630	$1,254	$394
12/31/2011	$76,341	$13,057	17%	$4,695	$806	$27	$4,847	$1,187	$1,162	$333
3/31/2012	$86,436	$16,625	19%	$8,345	$642	$(222)	$4,787	$1,883	$602	$588
6/30/2012	$88,613	$17,155	19%	$8,589	$722	$39	$4,372	$2,566	$856	$11
9/30/2012	$87,758	$17,671	20%	$10,406	$662	$202	$4,316	$3,503	$1,388	$(2,806)

* - Adjusted EBITDA = Income from Continuing Operations before Interest, Foreign Currency Exchange Loss (Gain), Depreciation and Amortization, Income Taxes, Share-based Compensation and Other. Other represents legal fees incurred related to certain International Traffic in Arms Regulations matters, professional fees related to acquisitions, impairment of asset held for sale and fair value adjusments to earn-out contingencies.

Adjusted EBITDA Margin = Adjusted EBITDA divided by Net Sales. For the quarter ended September 30, 2012, professional fees were $185, impairment of asset held for sale $489, restructuring costs of $242 and income from the fair value adjustments to earn-out contingencies was $3,722.

The primary factors that impact our costs of sales include production and sales volumes, product sales mix, foreign currency exchange rates, changes in the price of raw materials and the impact of various cost control measures. Although we expect continued pressures on our gross margins given our expectation that costs, including raw material and labor costs, will increase, we expect product mix to improve, largely due to slower Sensata sales growth relative to other more profitable product lines, and increased leverage of our fixed manufacturing overhead. We expect our overall gross margins during fiscal 2013 to range from approximately 40% to 42%, though gross margins for certain quarters could be outside this expected range. As with all manufacturers, our gross margins are sensitive to the overall volume of business (i.e., economies of scale) in that certain costs are fixed. During the year ended March 31, 2012, the RMB appreciated approximately 3.6%, and during fiscal 2011, the RMB appreciated approximately 4.0% relative to the U.S. dollar. During the six months ended September 30, 2012, the RMB remained relatively stable relative to the U.S. dollar on a trailing quarterly basis, but there are indications that the trend of appreciation is will continue. We estimate in 2013 for every 10% increase in the value of the RMB relative to the U.S. dollar, our gross margins decline by approximately $2,667.

Total selling, general and administrative expenses (“Total SG&A”) as a percentage of net sales were higher in fiscal 2012 as compared to the prior year, mainly reflecting increases in acquisition related expenses and amortization of acquired intangible assets, as well as higher research and development costs. Long-term, the Company plans to continue to control costs and leverage our SG&A expenses by growing sales at a higher rate than SG&A expenses. As a percent of sales, Total SG&A was approximately 28.7%, 28.6% and 34.1% in fiscal years 2012, 2011 and 2010, respectively. During the first six months of fiscal 2013, total SG&A as a percent of net sales was approximately 28.8%. In 2013, we expect a decrease in organic SG&A as a percentage of net sales, mainly due to higher organic sales, which we expect to be partially offset by continued investment in R&D for new programs. Organic SG&A and organic sales are defined as SG&A and sales excluding SG&A and sales from recent acquisitions consummated during the current and previous fiscal years. Total SG&A expenses are expected to increase in fiscal 2013 due to higher acquisition related expenses, amortization expense from recent acquisitions and non-cash equity based compensation.

Amortization of acquired intangible assets and deferred financing costs increased over the past three years mainly due to acquisitions. Amortization is disproportionately loaded more in the initial years of the acquisition, and therefore amortization expense is higher in the quarters immediately following a transaction, and declines in later years based on how various intangible assets are valued and the differing useful lives for which the respective intangible assets are amortized. For example, backlog is amortized over a period less than 1 year and patents are generally amortized over a weighted average life of approximately 15 years. Amortization of acquired intangible assets for fiscal 2013 is expected to approximate the level of amortization expense in fiscal 2012, assuming, among other factors, preliminary purchase accounting estimates for the Cosense acquisition, excluding the impact of other new acquisitions and no significant changes in foreign currency exchange rates.

In addition to margin exposure, the Company also has foreign currency exchange exposures related to balance sheet accounts. When foreign currency exchange rates fluctuate, there is a resulting revaluation of assets and liabilities denominated and accounted for in foreign currencies other than the subsidiary’s functional currency, resulting in foreign currency exchange (“fx”) losses or gains. For example, our Swiss company, which uses the Swiss franc or “CHF” as its functional currency, holds cash denominated in foreign currencies (U.S. dollar and Euro). As the Swiss franc appreciates against the U.S. dollar and/or Euro, the cash balances held in those denominations are devalued when stated in terms of Swiss francs. These fx transaction gains and losses are reflected in our “Foreign Currency Exchange Gain or Loss.” Aside from cash, our foreign entities generally hold receivables and payables in foreign currencies. During the six months ended September 30, 2012, the Company recorded net fx loss of approximately $241 and recorded net fx gain of $175 in fiscal 2012 and net fx losses of $439 in fiscal 2011. The Company’s operations outside of the U.S. and the volume of business denominated in other currencies have expanded over the years from acquisitions. We expect to see continued fx losses or gains associated with volatility of foreign currency exchange rates.

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

We believe the Company has a relatively low overall effective cash tax rate with the utilization of our NOLs in France and Germany, as well as an overall low effective tax rate due to the low tax rates afforded to the Company in several tax jurisdictions in which we operate, including China, Ireland and Switzerland. Our overall effective tax rate will continue to fluctuate as a result of the shift in earnings among the various taxing jurisdictions in which we operate and their varying tax rates. This is particularly challenging due to the different timing and rates of economic activity around the world. We expect our 2013 overall estimated effective tax rate without discrete tax adjustments to range from approximately 21% to approximately 24%, an increase as compared to the prior year. The increase in the estimated overall effective tax rate mainly reflects the shift of taxable earnings to tax jurisdictions with higher tax rates. The overall estimated effective tax rate is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely, but accordingly are subject to change.

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

The Company plans to continue investing in various capital projects in fiscal 2013 to generate higher sales in new and expanded programs, and expects these expenditures to range between 3.5% and 4.5% of sales, excluding investments in Greenfield manufacturing facilities. The Company’s investment in the new Greenfield manufacturing facility in Chengdu, China will continue in fiscal 2013. The construction of the new Toulouse facility has been completed and the Company has transitioned to the new building. The cost of the new Toulouse facility was approximately $10,000, excluding value added taxes (“VAT”), of which cost approximately $8,375 was incurred during fiscal 2012. The Chengdu facility is expected to be built by March 2016 at a cost of approximately $6,000, excluding land and VAT, of which approximately $243 has been incurred to date. As part of the transition to new facilities, the Company expects to temporarily increase certain inventory levels.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table sets forth certain items from operations in our consolidated condensed statements of operations for the three months ended September 30, 2012 and 2011, respectively:

	Three months ended September 30,			Percent
	2012	2011	Change	Change
Net sales	$87,758	$73,243	$14,515	19.8
Cost of goods sold	50,827	43,203	7,624	17.6
Gross profit	36,931	30,040	6,891	22.9
Operating expenses:
Selling, general, and administrative	22,182	19,110	3,072	16.1
Non-cash equity based compensation	1,388	1,254	134	10.7
Amortization of acquired intangibles and deferred financing costs	2,057	1,452	605	41.7
Total selling, general and administrative expenses	25,627	21,816	3,811	17.5
Operating income	11,304	8,224	3,080	37.5
Interest expense, net	662	548	114	20.8
Foreign currency exchange loss (gain)	202	(378)	580	(153.4)
Equity income in unconsolidated joint venture	(163)	(235)	72	(30.6)
Impairment of asset held for sale	489	-	489	100.0
Acquisition earn-out contingency adjustment	(3,722)	-	(3,722)	100.0
Other expense (income)	(73)	3	(76)	(2,533.3)
Income before income taxes	13,909	8,286	5,623	67.9
Income tax expense	3,503	1,630	1,873	114.9
Net income	$10,406	$6,656	$3,750	56.3

Net sales: For the three months ended September 30, 2012, net sales totaled $87,758, representing an increase of $14,515 or 19.8% over the corresponding period last year. Organic sales, defined as net sales excluding sales attributed to the Celesco, Gentech and Cosense acquisitions of $9,255 for the three months ended September 30, 2012, increased $5,260 or 7.2%. Sales increased in all sensor product lines, except temperature, vibration, position and optical. The largest increases in sales were with pressure/force, humidity, Sensata and piezo product lines. The overall increase in organic sales is mainly due to new sales from broader product adoptions and new programs, as well as higher sales to the automotive market. Also impacting sales is the continued uncertainty and cautiousness with customers across most markets, particularly with the instability in Europe.

Partially offsetting the increase in sales is the translation decrease in sales resulting from changes in foreign currency exchange rates. If the average U.S. dollar / Euro exchange rate had not changed during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, the Company’s net sales would have been higher by approximately $2,567. Since a portion of the Company’s sales are denominated in Euros and translated into U.S. dollars, there can be a translation decrease or a translation increase in the Company’s net sales depending on changes in exchange rates. The U.S. dollar appreciated relative to the Euro in comparing average exchange rates for the three months ended September 30, 2012 to the three months ended September 30, 2011. For example, €1,000 is translated to $1,251 based on the three month weighted average exchange rate ended September 30, 2012, but the same €1,000 is translated to $1,416 using three month average exchange rate ended September 30, 2011.

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

Gross margin: Gross margin (gross profit as a percent of net sales) increased to approximately 42.1% from approximately 41.0%. The increase in gross margin as compared to last year is mainly due to, among other factors, lower levels of scrap and improved direct labor utilization, reflecting, among other things, continued cost control measures, as well as the impact of an improved product sales mix, which were partially offset by the impact of the appreciation of the RMB. In comparing the three months ended September 30, 2012 to corresponding period last year, the RMB appreciated approximately 1.6% relative to the U.S. dollar. This translates to an annualized decrease in profits of approximately $427 based on an estimate decrease in our operating income of approximately $2,667 for every 10% appreciation of the RMB against the U.S. dollar.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability and cost of raw materials, foreign currency exchange rates, and other factors.

Selling, general and administrative: Overall, total selling, general and administrative (“SG&A”) expenses increased $3,811 or 17.5% to $25,627. Organic SG&A costs, defined as total SG&A excluding SG&A costs associated with the Celesco, Gentech and Cosense acquisitions and acquired intellectual property from Sentelligence of $2,693 for the three months ended September 30, 2012, increased $1,340 or 6.2%. The increase in organic SG&A mainly reflects the increases in compensation related costs. The increase in compensation is due to, among other things, higher headcount and compensation levels, including higher non-cash equity based compensation, as part of the Company’s overall growth.

Total SG&A expenses as a percent of net sales was approximately 29.2%, as compared to 29.8% last year.

Non-cash equity based compensation: Non-cash equity based compensation increased $134 to $1,388. The increase in non-cash equity based compensation is because of the timing of the annual award relative to previous year and the ratable recognition of the equity compensation expense in that more expense is recognized in the initial years after the grant. The most recent annual award was granted on July 2, 2012, and the previous annual award was on December 1, 2010. Total compensation cost related to share based payments not yet recognized totaled $6,046 at September 30, 2012, which is expected to be recognized over a weighted average period of approximately 1.24 years.

Amortization of acquired intangible assets and deferred financing costs: Amortization of acquired intangible assets and deferred financing costs increased $605 to $2,057, as compared to $1,452 the same period last year. The increase in amortization expense is mainly because of the acquisitions of Eureka, Celesco, Gentech and Cosense and the purchase of acquired intellectual property from Sentelligence.

Interest expense, net: Interest expense increased $114 to $662 from $548. The increase in interest expense is primarily due to the increase in average outstanding debt, partially offset by a decrease in interest rates. Total average outstanding debt increased to approximately $102,537 for the three months ended September 30, 2012 as compared to $67,293 for the same period last year, mainly reflecting additional borrowing to fund acquisitions. Interest rates declined to approximately 2.6% for the three months ended September 30, 2012 from 3.4% for the same period last year, reflecting the improved pricing with the amendment to the Senior Secured Credit Facility effective November 8, 2011.

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

The fluctuation to a foreign currency exchange loss from a gain is mainly due to the foreign currency exchange losses recorded with the appreciation of the European currencies relative to the U.S. dollar during the three months ended September 30, 2012. During the same period last year, the Euro depreciated relative to the U.S. dollar. The Company continues to be impacted by volatility in foreign currency exchange rates, including the impact of the fluctuation of the U.S. dollar relative to the Euro, Swiss franc and British pound, as well as the appreciation of the RMB relative to the U.S. dollar.

Impairment of asset held for sale: During the three months ended September 30, 2012, the Company recorded an impairment charge of $489 to write-down the carrying value of the former PSI facility. The carrying value of the asset held for sale is $940 as of September 30, 2012, and approximates fair value less cost to sell.

Acquisition earn-out contingency gain: The fair value of acquisition earn-out contingencies is based on expectations and other such estimates related to the specific earn-out target, all of which are subject to modification with changing circumstances until the contingency is resolved. The fair value of acquisition earn-out contingencies is determined using a modeling technique with significant unobservable inputs calculated using a probability-weighted income approach. Key assumptions include discount rates for present value factor, which are based on industry specific weighted average cost of capital, adjusted for, among other things, time and risk, as well as forecasted annual earnings before interest, taxes, depreciation and amortization and forecasted annual revenues over the life of the earn-outs. Adjustments to the fair value of earn-outs are recorded to earnings with that portion of the adjustment relating to the time value of money as interest expense and the non-interest portion of the change in earn-outs as a separate non-operating item in the statement of operations. During the three months ended September 30, 2012, as a result of the assessment of actual and projected earnings and sales scenarios, the Company determined that Eureka’s earnings and Gentech’s sales were expected to be below originally estimated earn-out levels. Accordingly, the Company recorded fair value adjustments of $1,883 and $1,839 decreasing the acquisition earn-out liabilities for Eureka and Gentech, respectively, and recognized the adjustments in the Consolidated Condensed Statements of Operations.

Income taxes: Income tax expense for the three months ended September 30, 2012 increased $1,873 to $3,503 from $1,630 for the corresponding period last year. The increase in income tax expense is primarily due to the generation of higher profits before taxes, the overall increase in the estimated annual effective tax rate (“estimated ETR”) and the discrete income tax expense adjustment recorded for the Company’s Swiss operations.

The Company’s overall effective tax rate (income tax expense divided by income before income taxes) for the three months ended September 30, 2012 was approximately 25%, as compared to approximately 20% the same period last year. Income tax expense during interim periods is based on an estimated ETR and any discrete tax adjustments. The estimated ETR without discrete items for fiscal 2013 is approximately 23%, as compared to 21% estimated ETR without discrete items for the three months ended September 30, 2011. The increase in the estimated annual effective tax rate without discrete adjustments mainly reflects a higher proportion of taxable income in tax jurisdictions with higher tax rates, including the U.S. The overall estimated ETR is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely and are subject to change.

During the three months ended September 30, 2012, the Company recorded discrete income tax expense adjustments of approximately $853 related to certain claw-back provisions for a tax holiday provided to MEAS Switzerland, the Company’s subsidiary in Switzerland. The Company believes it is more likely than not that the tax benefits will not be fully realized through the claw-back provision. Accordingly, the Company revalued the Swiss deferred tax liabilities and established a reserve for the claw-back provisions included in the tax holiday which expires in fiscal 2014.

Six Months Ended September 30, 2012 Compared to Six Months Ended September 30, 2011

The following table sets forth certain items from operations in our consolidated condensed statements of operations for the six months ended September 30, 2012 and 2011, respectively:

	Six months ended September 30,			Percent
	2012	2011	Change	Change
Net sales	$176,371	$150,428	$25,943	17.2
Cost of goods sold	102,646	87,980	14,666	16.7
Gross profit	73,725	62,448	11,277	18.1
Operating expenses:
Selling, general, and administrative	44,335	38,511	5,824	15.1
Non-cash equity based compensation	2,244	2,500	(256)	(10.2)
Amortization of acquired intangibles and deferred financing costs	4,137	2,865	1,272	44.4
Total selling, general and administrative expenses	50,716	43,876	6,840	15.6
Operating income	23,009	18,572	4,437	23.9
Interest expense, net	1,384	1,126	258	22.9
Foreign currency exchange loss	241	20	221	1,105.0
Equity income in unconsolidated joint venture	(392)	(372)	(20)	5.4
Impairment of asset held for sale	489	-	489	100.0
Acquisition earn-out contingency adjustment	(3,722)	-	(3,722)	100.0
Other expense (income)	(39)	51	(90)	(176.5)
Income before income taxes	25,048	17,747	7,301	41.1
Income tax expense	6,069	3,083	2,986	96.9
Net income	$18,979	$14,664	$4,315	29.4

Net sales: For the six months ended September 30, 2012, net sales totaled $176,371, representing an increase of $25,943 or 17.2% over the corresponding period last year. Organic sales, defined as net sales excluding sales attributed to the Eureka, Celesco, Gentech and Cosense acquisitions of $20,049 for the six months ended September 30, 2012, and sales of $407 attributed to Eureka for the six months ended September 30, 2011, increased $6,301 or 4.2%. Sales increased in all sensor product lines, except temperature, vibration, optical and position, with the largest increases in sales to pressure/force, humidity, Sensata and piezo product lines. The overall increase in organic sales is mainly due to new sales from broader product adoptions and new programs, as well as higher sales to the automotive market. Also impacting sales is the continued uncertainty and cautiousness with customers across most markets, particularly with the instability in Europe.

Partially offsetting the increase in sales is the translation decrease in sales resulting from changes in foreign currency exchange rates. If the average U.S. dollar / Euro exchange rate had not changed during the six months ended September 30, 2012 as compared to the six months ended September 30, 2011, the Company’s net sales would have been higher by approximately $4,879. Since a portion of the Company’s sales are denominated in Euros and translated into U.S. dollars, there can be a translation decrease or a translation increase in the Company’s net sales depending on changes in exchange rates. The U.S. dollar appreciated relative to the Euro in comparing average exchange rates for the six months ended September 30, 2012 to the six months ended September 30, 2011. For example, €1,000 is translated to $1,261 based on the six month weighted average exchange rate ended September 30, 2012, but the same €1,000 is translated to $1,439 using six month average exchange rate ended September 30, 2011.

Gross margin: Gross margin (gross profit as a percent of net sales) increased slightly to approximately 41.8% from approximately 41.5%. The slight increase in gross margin as compared to last year is mainly due to lower levels of scrap and improved direct labor utilization, reflecting, among other things, continued cost control measures, partially offset by the impact of the appreciation of the RMB. In comparing the six months ended September 30, 2012 to corresponding period last year, the RMB appreciated approximately 2.2% relative to the U.S. dollar. This translates to an annualized decrease in profits of approximately $587 based on an estimate decrease in our operating income of approximately $2,667 for every 10% appreciation of the RMB against the U.S. dollar.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability and cost of raw materials, foreign currency exchange rates, and other factors.

Selling, general and administrative: Overall, total selling, general and administrative (“SG&A”) expenses increased $6,840 or 15.6% to $50,716. Organic SG&A costs, defined as total SG&A excluding SG&A costs associated with the Eureka, Celesco, Gentech and Cosense acquisitions and acquired intellectual property from Sentelligence of $5,339 for the six months ended September 30, 2012 and $222 in SG&A costs for Eureka for the six months ended September 30, 2011, increased $1,723 or 3.9%. The increase in organic SG&A mainly reflects the increases in non-cash equity based compensation and research and development costs. The increase in compensation is due to, among other things, higher headcount and compensation levels, including higher non-cash equity based compensation, as part of the Company’s overall growth. The increase in research and development costs is mostly due to the Company’s continued investment in new programs.

Total SG&A expenses as a percent of net sales was approximately 28.8%, as compared to 29.2% last year.

Non-cash equity based compensation: Non-cash equity based compensation decreased $256 to $2,244. The decrease in non-cash equity based compensation is because of the timing of the annual award relative to previous. The most recent annual award was granted on July 2, 2012, and the previous annual award was on December 1, 2010. Non-cash equity based compensation is expected to increase in future quarters because of the recent grant. Total compensation cost related to share based payments not yet recognized totaled $6,046 at September 30, 2012, which is expected to be recognized over a weighted average period of approximately 1.24 years.

Amortization of acquired intangible assets and deferred financing costs: Amortization of acquired intangible assets and deferred financing costs increased $1,272 to $4,137, as compared to $2,865 the same period last year. The increase in amortization expense is mainly because of the acquisitions of Eureka, Celesco, Gentech and Cosense and the purchase of acquired intellectual property from Sentelligence.

Interest expense, net: Interest expense increased $258 to $1,384 from $1,126. The increase in interest expense is primarily due to the increase in average outstanding debt, partially offset by a decrease in interest rates. Total average outstanding debt increased to approximately $103,876 for the six months ended September 30, 2012 as compared to $68,655 for the same period last year, mainly reflecting additional borrowing to fund acquisitions. Interest rates declined to approximately 2.6% for the six months ended September 30, 2012 from 3.4% for the same period last year, reflecting the improved pricing with the amendment to the Senior Secured Credit Facility effective November 8, 2011. Additionally, the Company recorded during the six months ended September 30, 2012 approximately $90 in interest expense related to the fair value adjustment of acquisition earn-outs and capitalized approximately $45 in interest costs with the construction of the facility in Toulouse, France and Chengdu, China. No adjustments to interest expense for acquisition earn-outs or capital expenditures were recorded during the same period last year.

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

The increase in the foreign currency exchange loss is mainly due to the foreign currency exchange losses recorded with the larger unfavorable fluctuations of the European currencies relative to the U.S. dollar with the Company’s European operations. The Company continues to be impacted by volatility in foreign currency exchange rates, including the impact of the fluctuation of the U.S. dollar relative to the Euro, Swiss franc and British pound, as well as the appreciation of the RMB relative to the U.S. dollar.

Impairment of asset held for sale: During the three months ended September 30, 2012, the Company recorded an impairment charge of $489 to write-down the carrying value of the former PSI facility. The carrying value of the asset held for sale is $940 as of September 30, 2012, and approximates fair value less cost to sell.

Acquisition earn-out contingency gain: The fair value of acquisition earn-out contingencies is based on expectations and other such estimates related to the specific earn-out target, all of which are subject to modification with changing circumstances until the contingency is resolved. The fair value of acquisition earn-out contingencies is determined using a modeling technique with significant unobservable inputs calculated using a probability-weighted income approach. Key assumptions include discount rates for present value factor, which are based on industry specific weighted average cost of capital, adjusted for, among other things, time and risk, as well as forecasted annual earnings before interest, taxes, depreciation and amortization and forecasted annual revenues over the life of the earn-outs. Adjustments to the fair value of earn-outs are recorded to earnings with that portion of the adjustment relating to the time value of money as interest expense and the non-interest portion of the change in earn-outs as a separate non-operating item in the statement of operations. During the three months ended September 30, 2012, During the three months ended September 30, 2012, as a result of the assessment of actual and projected earnings and sales scenarios, the Company determined that Eureka’s earnings and Gentech’s sales were expected to be below originally estimated earn-out levels. Accordingly, the Company recorded fair value adjustments of $1,883 and $1,839 decreasing the acquisition earn-out liabilities for Eureka and Gentech, respectively, and recognized the adjustments in the Consolidated Condensed Statements of Operations.

Income Taxes: Income tax expense for the six months ended September 30, 2012 increased $2,986 to $6,069 from $3,083 for the corresponding period last year. The increase in income tax expense is primarily due to the generation of higher profits before taxes, the overall increase in the estimated annual effective tax rate (“estimated ETR”) and the discrete income tax expense adjustments recorded for the Company’s Swiss operations.

The Company’s overall effective tax rate (income tax expense divided by income before income taxes) for the six months ended September 30, 2012 was approximately 25%, as compared to approximately 17% the same period last year. Income tax expense during interim periods is based on an estimated ETR and discrete tax adjustments. The estimated ETR without discrete items for fiscal 2013 is approximately 23%, as compared to 21% estimated ETR without discrete items for the six months ended September 30, 2011. The increase in the estimated annual effective tax rate without discrete adjustments mainly reflects a higher proportion of taxable income in tax jurisdictions with higher tax rates, including the U.S. The overall estimated ETR is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely and are subject to change.

During the three months ended September 30, 2012, the Company recorded discrete income tax expense adjustments of approximately $853 related to certain claw-back provisions for a tax holiday provided to MEAS Switzerland, the Company’s subsidiary in Switzerland. The Company believes it is more likely than not that the tax benefits will not be fully realized through the claw-back provision. Accordingly, the Company revalued the Swiss deferred tax liabilities and established a reserve for the claw-back provisions included in the tax holiday which expires in fiscal 2014.

Last year, the Company recorded a non-cash discrete income tax credit of $612 for the re-measurement of the net deferred tax liabilities in Switzerland with the decrease in the Swiss tax rates, separate from the five year tax holiday discussed in the preceding paragraph. The regional tax rate, or also referred to as the “cantonal” tax rate, for MEAS Switzerland decreased from 20% to 10%.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $28,505 at September 30, 2012, a decrease of $4,220 as compared to March 31, 2012, reflecting, among other factors, changes in cash flows generated from operating activities, proceeds from stock-option exercises and borrowings from the Company’s revolver, which were partially offset by cash used in investing activities for acquisitions and capital expenditures, as well as debt payments and share buy-backs. Additionally, cash balances were higher at March 31, 2012 due partly to retaining cash for funding a portion of the Cosense acquisition, which closed on April 2, 2012.

The following compares the primary categories of the consolidated condensed statement of cash flows for the six months ended September 30, 2012 and 2011:

	Six months ended September 30,
	2012	2011	Change

Net cash provided by operating activities	$22,267	$19,133	$3,134

Net cash used in investing activities	(18,753)	(40,718)	21,965

Net cash provided by financing activities	(7,565)	27,938	(35,503)

Effect of exchange rate changes on cash	(169)	(233)	64

Net change in cash and cash equivalents	$(4,220)	$6,120	$(10,340)

A key source of the Company’s liquidity is its ability to generate positive operating cash flows. Cash flows provided by operating activities increased $3,134 to $22,267. The increase in operating cash flows was due to a number of factors, including higher net income and favorable fluctuations in in the changes in accrued compensation and income taxes payable, all of which were partially offset by changes in operating working capital (net changes in trade accounts receivable, inventory and accounts payable).

Net income, after adjusting for the impact of non-cash items such as acquisition fair value adjustments and the impairment of an asset held for sale, as well as the favorable increase in non-cash adjustments to reconcile net income to net cash provided by operations, such as depreciation, amortization and non-cash based equity compensation, increased $2,413. The fluctuation in the change in accrued expenses and accrued compensation relative to the same period last year was favorable by $4,902. The increase in accrued expenses, accrued compensation and other current liabilities mainly reflects the increase in accrued compensation. Accrued compensation increased because of the accrual related to the incentive compensation plan and the increase in accrued compensation associated with the overall increase in headcount and compensation levels as part of the Company’s overall growth. The $1,814 favorable fluctuation in the change in income tax payable mainly reflects the increase in the income tax payable due to the increase in the current year effective tax rate and levels of taxable income as compared to the corresponding period last year. The change in operating working capital was a decrease of $5,051 in cash flows from operating working capital. In comparing cash flows generated from operating working capital for the six months ended September 30, 2012 to the corresponding period last year, the largest drivers of the decrease in cash flows from operating working capital were the unfavorable fluctuations with trade receivables, trade payables and inventory. The current period net change in accounts receivable was an increase or use of cash flows of $2,783, as compared to a decrease or a source of cash flows of $939 the same period last year. The increase in trade receivables mainly reflects the receivables related to the Cosense acquisition. Partially offsetting the increase in trade receivables is an improvement in the number of days sales outstanding (DSO), reflecting improved collections. DSO improved to approximately 53 days from 55. DSO is a non-GAAP financial measure and is calculated as follows: ((trade receivables / respective quarterly net sales annualized)*360) or (($51,377 / ($87,758 X 4))*360). Operating cash flows from accounts payable fluctuated unfavorably by $2,319, reflecting, among other factors, the timing of payments related to the planned build-up of inventory last quarter with the planned transition to the new Toulouse facility. The net increases in inventory for the current and prior periods were $1,486 and $2,476, respectively. The number of inventory turns improved to 3.5 from 3.1. The number of inventory turns is also a non-GAAP financial measure and is calculated as follows: (respective quarterly cost of goods sold annualized / inventory) or (($50,827 X 4) / $58,725).

Net cash used in investing activities for the six months ended September 30, 2012 was $18,753 as compared to $40,718 the corresponding period last year. The decrease in cash used in investing activities mainly reflects the higher purchase price and cash outlays for the acquisitions of Eureka and Celesco last year as compared to the acquisition of Cosense during the current year. The increase in capital expenditures primarily reflects the purchase of equipment for the manufacturing of new products and programs, as well as capital additions related to the new manufacturing facilities in France and China.

Net cash used by financing activities for the six months ended September 30, 2012 totaled $7,565, as compared to $27,938 in net cash provided in financing activities the same period last year. The Company’s credit facilities are mainly utilized to fund acquisitions, and borrowings from the revolver were higher last year due to the higher purchase price for the acquisition of Celesco. The Company funded the Cosense acquisition from a combination of cash on hand and borrowings under the Company’s revolver. Additionally, the Company executed a share buy-back plan and purchased approximately $7,000 in the Company’s common stock. Offsetting the revolver and debt payments were the proceeds from the exercise of stock options and the related excess tax benefit from the exercise of stock options. Proceeds from the exercise of stock options totaled $3,505.

The effect of exchange rate changes on cash is the translation decrease or increase in cash due to the fluctuation of foreign currency exchange rates. The decrease in cash for the current year impact of exchange rate changes is primarily due to the fluctuation of the U.S. dollar relative to the Euro.

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

The Senior Secured Credit Facility, as amended, includes specific financial covenants for maximum leverage ratio and minimum fixed charge coverage ratio, as well as customary representations, warranties, covenants and events of default for a transaction of this type. Consolidated EBITDA for debt covenant purposes is the Company's consolidated net income determined in accordance with GAAP minus the sum of income tax credits, interest income, gain from extraordinary items for such period, any non-cash gains, and gains due to fluctuations in currency exchange rates, plus the sum of any provision for income taxes, interest expense, loss from extraordinary items, any aggregate net loss during such period arising from the disposition of capital assets, the amount of non-cash charges for such period, amortized debt discount for such period, losses due to fluctuations in currency exchange rates and the amount of any deduction to consolidated net income as the result of any grant to any members of the management of the Company of any equity interests. The Company's leverage ratio consists of total debt less unrestricted cash maintained in U.S. bank accounts which are subject to control agreements in favor of JPMorgan Chase Bank, N.A., as Collateral Agent, to Consolidated EBITDA. Adjusted fixed charge coverage ratio is Consolidated EBITDA less capital expenditures for the last twelve months, excluding capital expenditures in connection with the facilities being constructed in France in an aggregate amount up to $11,000 and China in an aggregate amount up to $6,000 through March 31, 2013, divided by fixed charges. Fixed charges are the last twelve months of scheduled principal payments, taxes paid in cash and consolidated interest expense. All of the aforementioned financial covenants are subject to various adjustments, many of which are detailed in the Credit Agreement.

As of September 30, 2012, the Company utilized the LIBOR based rates for approximately $74,000 of the Revolving Credit Facility. The weighted average interest rate applicable to borrowings under the Revolving Credit Facility was approximately 1.8% at September 30, 2012. As of September 30, 2012, the outstanding borrowings on the Revolving Credit Facility, which is classified as non-current, were $77,000. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change. At September 30, 2012, the Company could have borrowed an additional $33,000.

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

The Company was in compliance with its debt covenants at September 30, 2012.

China credit facility: On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co., Ltd. (“CMB”).   On December 23, 2011, MEAS China renewed the China Credit Facility and extended the expiration to November 25, 2013. The China Credit Facility permits MEAS China to borrow up to RMB 68,000 (approximately $10,800).  Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal.  MEAS China has pledged its Shenzhen facility to CMB as collateral.  The interest rate will be based on the London Inter-bank Offered Rate (“LIBOR”) plus a LIBOR spread, depending on the term of the loan when drawn.  The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China. At September 30, 2012, MEAS China had not borrowed any amounts under the China Credit Facility.

European credit facility: On July 21, 2010, the Company’s subsidiary in France (“MEAS Europe”) entered into a five year credit facility agreement (the “European Credit Facility”) with La Societe Bordelaise de Credit Industriel et Commercial (“CIC”). The European Credit Facility permits MEAS Europe to borrow up to €2,000 (approximately $2,500).   Specific covenants include specific financial covenants for maximum leverage ratio and net debt to equity ratio, as well as customary limitations, compliance with laws and regulations, use of proceeds, and timely payment of interest and principal.  MEAS Europe has pledged its Les Clayes-sous-Bois, France facility to CIC as collateral.  The interest rate is based on the EURIBOR Offered Rate (“EURIBOR”) plus a spread of 1.8%. The EURIBOR interest rate will vary depending on the term of the loan when drawn.  The purpose of the European Credit Facility is primarily to provide additional flexibility in funding operations of MEAS Europe. At September 30, 2012, MEAS Europe had not borrowed any amounts against the European Credit Facility.

Acquisition earn-outs and contingent payments: The Company has an earnings based earn-out in connection with the Eureka acquisition, for which the Company initially recorded an estimated fair value of $2,100 on July 8, 2011. The Company has a sales based earn-out in connection with the Gentech acquisition, for which the Company initially recorded a fair value estimate of £1,387 or approximately $2,200, based on exchange rates at September 30, 2012. During the three months ended September 30, 2012, the Company determined that Eureka’s earnings and Gentech’s sales were expected to be below initially estimated earn-out levels. Accordingly, the Company recorded fair value adjustments of $1,883 and $1,839 decreasing the acquisition earn-out liabilities for Eureka and Gentech, respectively, and recognized a corresponding gain in the Consolidated Condensed Statements of Operations.

LIQUIDITY: Management assesses the Company’s liquidity in terms of available cash, our ability to generate cash and our ability to borrow to fund operating, investing and financing activities. The Company continues to generate cash from operating activities, and the Company remains in a positive financial position with availability under credit facilities. The Company will continue to have cash requirements to support working capital needs, capital expenditures, earn-outs related to acquisitions, and to pay interest and service debt. One of the Company’s known cash requirements is for capital expenditure commitments related to the construction of two new facilities in Toulouse, France and Chengdu, China. The final payments related to the new Toulouse facility were made during the quarter ended September 30, 2012 and the total cost approximated $10,000, excluding value added taxes (“VAT”), of which approximately $8,375 had been incurred during fiscal 2012. The Chengdu facility is expected to be built over a two year period at a cost of approximately $6,000, excluding land and VAT, of which, no amounts have been incurred to date. As part of the transition to new facilities, the Company expects to temporarily increase certain inventory levels. Additionally, the Company executed a share buy-back program for $7,000 and purchased $7,000 in the Company’s stock during the quarter ended September 30, 2012. We believe the Company’s financial position, generation of cash and the existing credit facility, in addition to the potential to refinance or obtain additional financing will be sufficient to meet funding of day-to-day and material short and long-term commitments for the foreseeable future.

At September 30, 2012, we had approximately $28,505 of available cash and approximately $33,000 of borrowing capacity, after considering the limitations set on the Company’s total leverage under the revolving credit facility. This cash balance includes cash of $7,793 in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations. Additionally, the Company had approximately $10,556 of cash in Europe at September 30, 2012. The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed. Wherever possible, cash management is centralized and intra-company financing is used to provide working capital to the Company’s operations. Cash balances held outside the United States could be repatriated to the United States, but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted or prohibited by local laws. Where local restrictions prevent an efficient intra-company transfer of funds, the Company’s intent is that cash balances would remain in the foreign country and it would meet United States liquidity needs through ongoing cash flows, external borrowings, or both.

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

AGGREGATE CONTRACTUAL OBLIGATIONS: As of September 30, 2012, the Company’s contractual obligations, including payments due by period, are as follows:

Contractual Obligations:	Payment due by period
	Total	1 year	2-3 years	4-5 years	> 5 years
Long-term debt obligations	$97,750	$161	$10,202	$87,387	$-
Interest obligation on long-term debt	12,733	2,655	5,296	4,782	-
Capital lease obligations	43	26	17	-	-
Operating lease obligations	19,646	4,404	6,631	3,818	4,793
Purchase obligations	11,776	11,703	73	-	-
Other long-term obligations*	5,658	2,342	1,676	1,010	630
Total	$147,606	$21,291	$23,895	$96,997	$5,423

* Other long-term obligations on the Company’s balance sheet under GAAP primarily consist of obligations under warranty polices, foreign currency contracts, acquisition earn-outs, certain annual minimum royalty requirements, contractual obligations related to the construction of new facilities, net pension obligations and tax liabilities. The timing of cash flows associated with these obligations is based upon management’s estimate over the terms of these arrangements and are largely based on historical experience.

The above contractual obligation table excludes certain contractual obligations, such as possible severance payments to certain executives, since these contractual commitments are not accrued as liabilities at September 30, 2012 or are otherwise indeterminable. These contractual obligations are accrued as liabilities when the respective contingencies are determinable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since March 31, 2012, the Company experienced the following significant changes to our market risk:

There was a decrease in the notional amount of RMB/U.S. dollar forward currency. For a discussion of market risk affecting us, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended March 31, 2012.

The Company has a number of foreign currency exchange contracts in Asia for the purposes of hedging the Company’s short-position exposure to the RMB. The RMB/U.S. dollar currency contracts have notional amounts totaling $13,600, with exercise dates through September 30, 2013 at average exchange rates of 0.1586 (RMB to U.S. dollar conversion rate). With the RMB/U.S. dollar contracts, for every 10 percent depreciation of the RMB, the Company would be exposed to approximately $1,360 in additional foreign currency exchange losses. Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in results of operations, not in other comprehensive income. To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

ITEM 4. CONTROLS AND PROCEDURES

(Amounts in thousands)

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer with the participation of management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2012, management did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s evaluation of the Company’s internal controls and procedures as of September 30, 2012 excluded the evaluation of internal controls for the Company’s recent acquisitions of Gentech and Cosense. At September 30, 2012, Gentech, which was acquired on October 31, 2011, represented approximately $17,447 in total assets at September 30, 2012, and $6,805 of net sales for the six months ended September 30, 2012. Cosense, which was acquired on April 2, 2012, represented approximately $12,217 in total assets at September 30, 2012, and $3,972 of net sales for the six months ended September 30, 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 10, 2012, the Company’s Board of Directors approved a repurchase program authorizing the buy-back of up to $7,000 of the Company’s common stock. As of September 30, 2012, the Company completed the approved repurchase amount. The repurchase of the Company’s common stock is restricted by our Senior Secured Credit Agreement. As permitted by Amendment 1 dated May 4, 2011 under our Senior Secured Credit Agreement, the Company is limited to the amount of proceeds from exercise of options received by the Company to a cumulative amount of $60,000 for payments related to stock buy-backs, of which payments totaling $21,000 have been made to date. The following table provides information relating to the Company's repurchase of common stock during the three months ended September 30, 2012:

				Approximate dollar
			Total number	value of shares that
	Total number		of shares purchased	may yet be purchased
	of shares	Average price	as part of publically	under publically
	purchased	paid per share	announced program	announced program
August 15 to August 31, 2012	89,778	$31.63	89,778	$-
September 1 to September 19, 2012	125,383	$33.27	125,383	-
Total	215,161	$32.59	215,161	-

ITEM 6. EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Measurement Specialties, Inc. (Registrant)

Date: November 7, 2012	By:	/s/ Frank D. Guidone
Frank D. Guidone President, Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2012	By:	/s/ Mark Thomson
Mark Thomson Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Frank D. Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Mark Thomson required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Frank D. Guidone and Mark Thomson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1) Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of September 30, 2012 and March 31, 2012, (ii) Consolidated Condensed Statements of Operations for the three and six months ended September 30, 2012 and 2011, (iii) Consolidated Condensed Statements of Comprehensive Income for the six months ended September 30, 2012 and 2011, (iv) Consolidated Condensed Statement of Stockholders’ Equity for the six months ended September 30, 2012 and 2011, (v) Consolidated Condensed Statements of Cash Flows for the six months ended September 30, 2012 and 2011, and (vi) Notes to Consolidated Condensed Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

