Form 10-Q
period 2012-12-31
Measurement Specialties Inc
filed 2013-02-05
CIK 778734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTERLY PERIOD ENDED DECEMBER 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date: On January 28, 2013, the number of shares outstanding of the Registrant’s common stock was 15,437,824.

MEASUREMENT SPECIALTIES, INC.

FORM 10-Q

TABLE OF CONTENTS

DECEMBER 31, 2012

PART I.	FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS	3
	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)	3
	CONSOLIDATED CONDENSED STATEMENTS COMPREHENSIVE INCOME (UNAUDITED)	4
	CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)	5
	CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY(UNAUDITED)	7
	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)	8
	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	40

ITEM 4.	CONTROLS AND PROCEDURES	41

PART II.	OTHER INFORMATION	41

ITEM 1.	LEGAL PROCEEDINGS	41

ITEM 1A.	RISK FACTORS	41

ITEM 6.	EXHIBITS	42

SIGNATURES		43

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	December 31,		December 31,
(Amounts in thousands, except share and per share amounts)	2012	2011	2012	2011
Net sales	$81,628	$76,341	$258,006	$226,768
Cost of goods sold	49,074	47,470	151,790	135,449
Gross profit	32,554	28,871	106,216	91,319
Selling, general, and administrative expenses	24,873	22,406	75,527	66,282
Operating income	7,681	6,465	30,689	25,037
Interest expense, net	688	806	2,072	1,932
Foreign currency exchange loss (gain)	(7)	27	235	47
Equity income in unconsolidated joint venture	(143)	(240)	(534)	(612)
Impairment of asset held for sale	-	-	489	-
Acquisition earn-out adjustment	-	-	(3,775)	-
Other expense (income)	(28)	(10)	(15)	41
Income before income taxes	7,171	5,882	32,217	23,629
Income tax expense	1,075	1,187	7,144	4,269
Net income	$6,096	$4,695	$25,073	$19,360

Earnings per common share - Basic:
Net income - Basic	$0.40	$0.31	$1.63	$1.29
Net income - Diluted	$0.38	$0.30	$1.55	$1.22

Weighted average shares outstanding - Basic	15,352	15,040	15,348	15,059
Weighted average shares outstanding - Diluted	16,087	15,818	16,126	15,918

See accompanying notes to consolidated condensed financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF

COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(UNAUDITED)

	Three months ended		Nine months ended
	December 31,		December 31,
(Amounts in thousands)	2012	2011	2012	2011
Net income	$6,096	$4,695	$25,073	$19,360
Other comprehensive income, net of income taxes:
Currency translation adjustments	2,273	(2,595)	(581)	(2,883)
Comprehensive income	$8,369	$2,100	$24,492	$16,477

See accompanying notes to consolidated condensed financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands)	December 31, 2012	March 31, 2012

ASSETS

Current assets:
Cash and cash equivalents	$32,161	$32,725
Accounts receivable trade, net of allowance for doubtful accounts of $957 and $766, respectively	50,360	49,315
Inventories, net	60,662	57,704
Deferred income taxes, net	1,768	1,626
Prepaid expenses and other current assets	4,193	5,229
Other receivables	1,623	2,967
Asset held for sale	940	1,429
Total current assets	151,707	150,995

Property, plant and equipment, net	65,282	60,484
Goodwill	154,612	144,455
Acquired intangible assets, net	58,722	49,378
Deferred income taxes, net	4,011	3,613
Investment in unconsolidated joint venture	2,734	3,038
Other assets	7,427	6,244
Total assets	$444,495	$418,207

See accompanying notes to consolidated condensed financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share amounts)	December 31, 2012	March 31, 2012

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$-	$1,867
Current portion of long-term debt	198	123
Current portion of capital lease obligations	26	30
Deferred acquisition payment	1,480	-
Accounts payable	25,597	31,879
Accrued expenses	5,297	5,116
Accrued compensation	10,002	8,755
Income taxes payable	1,962	3,124
Deferred income taxes, net	521	375
Other current liabilities	2,856	3,201
Total current liabilities	47,939	54,470

Revolver	86,000	80,251
Long-term debt, net of current portion	20,538	20,711
Capital lease obligations, net of current portion	11	30
Acquisition earn-out contingencies	1,826	4,317
Deferred income taxes, net	11,336	10,184
Other liabilities	6,497	5,227
Total liabilities	174,147	175,190

Equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	-	-
Common stock, no par; 25,000,000 shares authorized; 15,403,666 shares and 15,297,151 shares issued and outstanding	-	-
Additional paid-in capital	104,274	101,435
Retained earnings	154,086	129,013
Accumulated other comprehensive income	11,988	12,569
Total equity	270,348	243,017
Total liabilities and shareholders' equity	$444,495	$418,207

See accompanying notes to consolidated condensed financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(UNAUDITED)

				Accumulated
	Shares of	Additional		Other
	Common	Paid-in	Retained	Comprehensive
(Amounts in thousands, except share amounts)	Stock	Capital	Earnings	Income	Total

Balance, March 31, 2011	14,989,675	$93,608	$101,309	$14,152	$209,069
Net income			19,360	-	19,360
Currency translation adjustment			-	(2,883)	(2,883)
Unregcognized pension plan costs			-		-
Comprehensive income					-
Non-cash equity based compensation		3,662	-	-	3,662
Amounts from exercise of stock options	327,335	5,123	-	-	5,123
Tax benefit from exercise of stock options		819	-	-	819
Purchases of company stock	(229,911)	(6,505)	-	-	(6,505)
Balance, December 31, 2011	15,087,099	$96,707	$120,669	$11,269	$228,645

Balance, March 31, 2012	15,297,151	$101,435	$129,013	$12,569	$243,017
Net income			25,073	-	25,073
Currency translation adjustment			-	(581)	(581)
Non-cash equity based compensation		3,744	-	-	3,744
Amounts from exercise of stock options	321,676	4,950	-	-	4,950
Tax benefit from exercise of stock options		1,145	-	-	1,145
Purchases of company stock	(215,161)	(7,000)	-	-	(7,000)
Balance, December 31, 2012	15,403,666	$104,274	$154,086	$11,988	$270,348

See accompanying notes to consolidated condensed financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended December 31,
(Amounts in thousands)	2012	2011
Cash flows from operating activities:
Net income	$25,073	$19,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,211	11,948
Non-cash equity based compensation	3,744	3,662
Acquisition earn-out adjustment	(3,775)	-
Impairment of asset held for sale	489	-
Deferred income taxes	(1,660)	(479)
Equity income in unconsolidated joint venture	(534)	(612)
Unconsolidated joint venture distributions	825	582
Net change in operating assets and liabilities:
Accounts receivable, trade	968	2,142
Inventories	(686)	(2,932)
Prepaid expenses, other current assets and other receivables	2,224	596
Other assets	(1,366)	(1,910)
Accounts payable	(6,867)	1,622
Accrued expenses, accrued compensation, other current and other liabilities	2,582	(3,576)
Income taxes payable	557	(3,209)
Net cash provided by operating activities	34,785	27,194
Cash flows from investing activities:
Purchases of property and equipment	(11,244)	(9,759)
Acquisition of business, net of cash acquired, and acquired intangible assets	(27,466)	(46,317)
Net cash used in investing activities	(38,710)	(56,076)
Cash flows from financing activities:
Borrowings from revolver and short-term debt	25,797	48,900
Repayments of revolver and capital leases	(21,859)	(14,559)
Repayments of long-term debt	(88)	(141)
Payment of deferred financing costs	-	(353)
Purchase of treasury stock	(7,000)	(6,500)
Proceeds from exercise of options and employee stock purchase plan	4,950	5,123
Excess tax benefit from exercise of stock options	1,145	819
Net cash provided by (used in) financing activities	2,945	33,289

Net change in cash and cash equivalents	(980)	4,407
Effect of exchange rate changes on cash	416	(715)
Cash, beginning of year	32,725	20,860
Cash, end of period	$32,161	$24,552

Supplemental Cash Flow Information:
Cash paid or received during the period for:
Interest paid	$(1,966)	$(1,627)
Income taxes paid	(5,928)	(5,928)
Income taxes refunded	-	72

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(UNAUDITED)

(Currency amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

Interim financial statements: The information presented as of December 31, 2012 and for the three and nine months ended December 31, 2012 and 2011 is unaudited, and reflects all adjustments (consisting only of normal recurring adjustments) which Measurement Specialties, Inc. (the “Company,” “MEAS,” or “we”) considers necessary for the fair presentation of the Company’s financial position as of December 31, 2012, the results of its operations for the three and nine months ended December 31, 2012 and 2011, and cash flows for the nine months ended December 31, 2012 and 2011. The Company’s March 31, 2012 consolidated condensed balance sheet information was derived from the audited consolidated financial statements for the year ended March 31, 2012, which is included as part of the Company’s Annual Report on Form 10-K.

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

Description of business: Measurement Specialties, Inc. is a global leader in the design, development and manufacture of sensors and sensor-based systems for original equipment manufacturers (“OEM”) and end users, based on a broad portfolio of proprietary technology and typically characterized by the MEAS brand name. We are a global business and we believe we have a high degree of diversity when considering our geographic reach, broad range of products, number of end-use markets and breadth of customer base. The Company is a multi-national corporation with fifteen primary manufacturing facilities strategically located in the United States, China, France, Ireland, Germany, Switzerland and Scotland, enabling the Company to produce and market globally a wide range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for engine and vehicle, medical, general industrial, consumer and home appliance, military/aerospace, environmental water monitoring, and test and measurement applications. The Company’s products include sensors for measuring pressure, linear/rotary position, force, torque, piezoelectric polymer film sensors, custom microstructures, load cells, vibrations and acceleration, optical absorption, humidity, gas concentration, gas flow rate, temperature, fluid properties and fluid level. The Company’s advanced technologies include piezo-resistive silicon, polymer and ceramic piezoelectric materials, application specific integrated circuits, micro-electromechanical systems (“MEMS”), foil strain gauges, electromagnetic force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, anisotropic magneto-resistive devices, electromagnetic displacement sensors, hygroscopic capacitive structures, ultrasonic measurement systems, optical measurement systems, negative thermal coefficient (“NTC”) ceramic sensors, 3-6 DOF (degree of freedom) force/torque structures, complex mechanical resonators, magnetic reed switches, high frequency multipoint scanning algorithms, and high precision submersible hydrostatic level detection.

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

Recently adopted accounting pronouncements: In June 2011, the FASB issued new accounting standards for reporting comprehensive income. The new accounting standards revise only the presentation of comprehensive income in financial statements and require that net income and other comprehensive income be reported either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Presentation of components of comprehensive income in the statements as changes in stockholders’ equity will no longer be allowed. In December 2011, the FASB issued an amendment to the new accounting standards for reporting comprehensive income with the Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive, which defers the changes that relate to the presentation of reclassification adjustments. These new reporting requirements were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which is the Company’s 2013 fiscal year. Early adoption of the standard was permitted. The Company applied the new reporting requirements effective April 1, 2012.

3. STOCK BASED COMPENSATION AND PER SHARE INFORMATION

Non-cash equity-based compensation expense for the three months ended December 31, 2012 and 2011 was $1,500 and $1,162, respectively, and for the nine months ended December 31, 2012 and 2011 was $3,744 and $3,662, respectively. During the nine months ended December 31, 2012, the Company granted 409,050 stock awards from the 2010 Equity Incentive Plan (the “2010 Plan”). The estimated fair value of stock options and restricted stock units granted during the nine months ended December 31, 2012 approximated $6,123, net of expected forfeitures and is being recognized over the respective vesting periods. During the three and nine months ended December 31, 2012, the Company recognized $834 and $1,789, respectively, of expense related to these stock awards.

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

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Dividend yield	-	-	-	-
Expected volatility	61.1%	68.6%	60.8%	68.6%
Risk free interest rate	0.7%	1.8%	0.7%	1.8%
Expected term after vesting (in years)	2.0	2.0	2.0	2.0
Weighted-average grant-date fair value	$16.61	$17.79	$15.49	$17.79

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

During the nine months ended December 31, 2012, a total of 321,676 stock awards were exercised yielding $4,950 in cash proceeds and excess tax benefit of $1,145 recognized as additional paid-in capital. At December 31, 2012, there was $4,997 of unrecognized compensation cost adjusted for estimated forfeitures related to share-based payments, which is expected to be recognized over a weighted-average period of approximately 1.51 years.

Per share information: Basic and diluted per share calculations are based on net income. Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, less the shares that may be repurchased with the funds received from their exercise. Outstanding awards relating to approximately 347,860 and 139,902 weighted shares were excluded from the calculation for the three months ended December 31, 2012 and 2011, respectively, and outstanding awards relating to approximately 259,063 and 417,635 weighted shares were excluded from the calculation for the nine months ended December 31, 2012 and 2011, as the impact of including such awards in the calculation of diluted earnings per share would have had an anti-dilutive effect.

The computation of the basic and diluted net income per common share is as follows:

	Net income (Numerator)	Weighted Average Shares in thousands (Denominator)	Per-Share Amount
Three months ended December 31, 2012:
Basic per share information	$6,096	15,352	$0.40
Effect of dilutive securities	-	735	(0.02)
Diluted per-share information	$6,096	16,087	$0.38

Three months ended December 31, 2011:
Basic per share information	$4,695	15,040	$0.31
Effect of dilutive securities	-	778	(0.01)
Diluted per-share information	$4,695	15,818	$0.30

Nine months ended December 31, 2012:
Basic per share information	$25,073	15,348	$1.63
Effect of dilutive securities	-	778	(0.08)
Diluted per-share information	$25,073	16,126	$1.55

Nine months ended December 31, 2011:
Basic per share information	$19,360	15,059	$1.29
Effect of dilutive securities	-	859	(0.07)
Diluted per-share information	$19,360	15,918	$1.22

4. INVENTORIES

Inventories are valued at the lower of cost or market (“LCM”) using the first-in first-out method.  Inventories and inventory reserves for slow-moving, obsolete and lower of cost or market exposures at December 31, 2012 and March 31, 2012 are summarized as follows:

	December 31, 2012	March 31, 2012
Raw Materials	$32,349	$30,419
Work-in-Process	10,259	11,929
Finished Goods	22,383	19,613
	64,991	61,961
Inventory Reserves	(4,329)	(4,257)
	$60,662	$57,704

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Property, plant and equipment are summarized as follows:

	December 31, 2012	March 31, 2012	Useful Life
Production equipment and tooling	$67,433	$60,144	3-10 years
Building and leasehold improvements	35,601	26,390	39 to 45 years or lesser of useful life or remaining term of lease
Furniture and equipment	17,237	15,890	3-10 years
Construction-in-progress	5,224	12,943
Total	125,495	115,367
Less: accumulated depreciation and amortization	(60,213)	(54,883)
	$65,282	$60,484

Included in construction in progress at December 31, 2012 and March 31, 2012 was approximately $288 and $8,375, respectively, related to the construction of new facilities in France and China. Total depreciation expense was $2,334 and $2,267 for the three months ended December 31, 2012 and 2011, respectively. Total depreciation expense was $6,885 and $6,503 for the nine months ended December 31, 2012 and 2011, respectively. Property and equipment included $37 and $60 in capital leases at December 31, 2012 and March 31, 2012, respectively.

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

Goodwill balances presented in the consolidated condensed balance sheets of foreign acquisitions are translated at the exchange rate in effect at each balance sheet date; however, opening balance sheets used to calculate goodwill and acquired intangible assets are based on purchase date exchange rates, except for earn-out payments, which are recorded at the exchange rates in effect on the date the earn-out is accrued or adjusted. The following table shows the roll forward of goodwill reflected in the financial statements for the nine months ended December 31, 2012:

Accumulated goodwill	$147,808
Accumulated impairment losses	(3,353)
Balance March 31, 2012	144,455
Attributable to 2012 acquisitions	1,189
Attributable to 2013 acquisitions	8,843
Effect of foreign currency translation	125
Balance December 31, 2012	$154,612

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

Celesco: On September 30, 2011, the Company completed the acquisition of all of the capital stock of Transducer Controls Corporation, a sensor company doing business as Celesco (“Celesco”) based in Chatsworth, California, for $37,375, including an estimated $2,375 in acquired cash. The purchase price was subsequently increased by $220 based on final calculations of established working capital levels. The transaction was funded from borrowings under the Company’s Senior Secured Credit Facility, as defined in Note 8 below. Celesco is a leading supplier to OEMs of a range of position sensors, including short and long stroke string pot, linear potentiometer and rotary sensors. In fiscal year 2013, the Company recorded certain adjustments to goodwill mainly related to income taxes to finalize purchase price allocation for the Celesco acquisition.

Gentech: On October 31, 2011, the Company completed the acquisition of all of the capital stock of Timesquest Limited, a holding company and the sole shareholder of Gentech International Limited (“Gentech”), for £6,500 or approximately $10,500, net of cash acquired, based on foreign currency exchange rates at the date of the acquisition. The transaction was funded from borrowings under the Company’s Senior Secured Credit Facility. Gentech is a level sensor and non-contact level switch company based in Ayrshire, Scotland. The seller can earn up to an additional £1,500 or approximately $2,400 if certain sales performance goals are achieved for the two year period ending December 31, 2013, for which the Company initially recorded as part of purchase price a fair value estimate of £1,387 or approximately $2,200 based on exchange rates at the date of acquisition.  During the three months ended September 30, 2012, the Company determined that Gentech’s sales were expected to be below initially estimated earn-out levels as a result of changes in certain assumptions based on current sales trends. Accordingly, the Company recorded a fair value adjustment of £1,171 or approximately $1,892 (based on the weighted average exchange rate for the nine months ending December 31, 2012) decreasing the acquisition earn-out liability to £216 or approximately $317 at December 31, 2012, and recognized the adjustment in the Consolidated Condensed Statements of Operations. The acquisition of Gentech is expected to allow the Company to compete in the urea tank market with combined level and quality sensors. In fiscal year 2013, the Company recorded certain adjustments to goodwill mainly related to income taxes to finalize purchase price allocation for the Gentech acquisition.

Cosense: On April 2, 2012, the Company acquired the assets of Cosense, Inc. (“Cosense”), a Long Island, New York based manufacturer of ultrasonic sensors and switches used in semiconductor, medical, aerospace and industrial applications for $11,500. The Company paid $10,013 at close in cash from a combination of available cash on hand and from borrowings under the Company’s Senior Secured Credit Facility, and the Company will pay an additional $1,500 on April 2, 2013, subject to offset for certain indemnification rights. The acquisition of Cosense provides the Company with an ultrasonic sensor used for single-point, multi-point and continuous liquid level measurement, along with entrained bubble detection, which is considered an innovative solution complementary to the Company’s existing product offering, particularly within the high purity semiconductor, medical infusion pump and commercial aerospace markets. For the nine months ended December 31, 2012, approximately $5,533 in net sales, approximately $588 in net income and transaction related costs of approximately $24 related to Cosense were recorded as a component of selling, general and administrative expenses in the Company’s consolidated condensed financial statements. The purchase price allocation for the Cosense acquisition is subject to certain adjustments and will be finalized within the permitted measurement period. The Company’s preliminary purchase price allocation related to the Cosense acquisition is as follows:

Assets:
Inventory	$470
Plant and equipment	30
Acquired intangible assets	7,155
Goodwill	3,831
Total purchase price	11,486
Deferred acquisition payment	(1,473)
Cash paid	$10,013

RTD: On October 1, 2012, the Company acquired the assets of Resistance Temperature Detector Company, Inc. and its parent company, Cambridge Technologies, Inc. (collectively “RTD”), a designer and manufacturer of temperature sensors and probes based in Ham Lake, Minnesota. The Company paid $17,225 in cash at close from a combination of available cash on hand and from borrowings under the Company’s Senior Secured Credit Facility. The purchase price was subsequently increased by $58 based on final calculations of established working capital levels. The seller has the potential to receive up to $1,500 in additional consideration if certain sales targets are achieved during calendar 2013, for which the Company initially recorded as part of purchase price a fair value estimate of $1,200. The RTD acquisition is expected to provide both operational and strategic synergies in that RTD adds to the Company’s temperature portfolio with a presence in the motor/generator market, and services all of the major OEMs in that space, as well as custom temperature sensors for factory automation, medical and general industrial markets. For the nine months ended December 31, 2012, approximately $3,747 in net sales, approximately $470 in net income and transaction related costs of approximately $148 were recorded as a component of selling, general and administrative expenses related to RTD and were included in the Company’s consolidated condensed financial statements for the nine months ended December 31, 2012. The purchase price allocation for the RTD acquisition is subject to certain adjustments and will be finalized within the permitted measurement period. The Company’s preliminary purchase price allocation related to the RTD acquisition is as follows:

Assets:
Cash	$50
Accounts receivable	2,456
Inventory	2,076
Prepaid and other	15
Plant and equipment	1,018
Acquired intangible assets	8,465
Goodwill	5,012
Total purchase price	19,092
Accounts payable	(609)
18,483
Accrued earn-out contingency	(1,200)
Cash paid	$17,283

Asset held for sale: The Company completed the consolidation of the former PSI facility into the existing MEAS Hampton facility during the quarter ended June 30, 2011. The PSI facility is no longer utilized for manufacturing and is held for sale. Accordingly, the former PSI facility is classified as an asset held for sale in the consolidated condensed balance sheet, since it meets the held for sale criteria under the applicable accounting guidelines. Based on continued softening of the real-estate market in Hampton, Virginia, the Company re-assessed the market value of the asset held for sale and as a result, the Company recorded an impairment charge of $489 during the three months ended September 30, 2012 to write-down the asset to its estimated fair value. The carrying value of the former PSI facility is $940 as of December 31, 2012, and approximates fair value less cost to sell.

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

The gross amounts and accumulated amortization, along with the range of amortizable lives, are as follows:

		December 31, 2012			March 31, 2012
	Weighted- Average Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	10	$69,782	$(25,467)	$44,315	$58,735	$(21,547)	$37,188
Patents	15	4,029	(2,000)	2,029	4,058	(1,781)	2,277
Tradenames	2	2,640	(2,576)	64	2,562	(2,428)	134
In-process research & development	Indefinite	-	-	-	230	-	230
Backlog	1	5,488	(5,350)	138	4,910	(4,910)	-
Covenants-not-to-compete	3	1,326	(1,123)	203	1,202	(1,071)	131
Proprietary technology	11	15,977	(4,004)	11,973	12,469	(3,051)	9,418
		$99,242	$(40,520)	$58,722	$84,166	$(34,788)	$49,378

Amortization expense for acquired intangible assets for the three months ended December 31, 2012 and 2011 was $2,119 and $2,501, respectively, and amortization expense for the nine months ended December 31, 2012 and 2011 was $6,116 and $5,167, respectively. Annual amortization expense for the years ending December 31 is estimated as follows:

Amortization
Year	Expense
2013	$7,313
2014	6,930
2015	6,850
2016	6,521
2017	6,385
Thereafter	24,723
$58,722

Pro forma Financial Data (Unaudited): The following represents the Company’s pro forma consolidated condensed income from continuing operations, net of income taxes, for the three and nine months ended December 31, 2012 and 2011, based on purchase accounting information assuming the Eureka, Celesco, Gentech, Cosense and RTD acquisitions occurred as of April 1, 2011, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had the acquired companies been operated as part of the Company since April 1, 2011.

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Net sales	$81,628	$85,630	$264,908	$253,178

Net income	$6,096	$7,064	$26,491	$24,876

Net income per share:
Basic	$0.40	$0.47	$1.73	$1.65
Diluted	$0.38	$0.45	$1.64	$1.56

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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and March 31, 2012 are as follows:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
December 31, 2012
Liabilities:
Foreign currency exchange contracts	$-	$-	$-	$-
Acquisition earn-out contingencies	-	-	1,826	1,826
March 31, 2012
Assets:
Foreign currency exchange contracts	$-	$11	$-	$11
Liabilities:
Acquisition earn-out contingencies	-	-	4,317	4,317

The table below provides a reconciliation of the fair value of the acquisition earn-out contingencies measured on a recurring basis for which the Company has designated as Level 3:

Beginning April 1, 2012	$4,317
Attributable to 2013 acquisitions	1,200
Changes in fair value	(3,775)
Effect of foreign currency translation	84
Balance at December 31, 2012	$1,826

The foreign currency exchange contracts do not qualify for hedge accounting, and as a result, changes in the fair value of the currency swap are reflected in the accompanying consolidated condensed statements of operations. The fair value of the Company’s foreign currency contracts was based on Level 2 measurements in the fair value hierarchy.  The fair value of the foreign currency contracts is based on forward exchange rates relative to current exchange rates which were obtained from independent financial institutions reflecting market quotes. The fair value of the acquisition earn-out contingencies is determined using a modeling technique based on significant unobservable inputs calculated using a probability-weighted income approach. Key assumptions include discount rates for present value factor of 16% for Eureka, 3.36% for Gentech and for 4.0% for RTD, which are based on industry specific weighted average cost of capital, adjusted for, among other things, time and risk, as well as forecasted annual earnings before interest, taxes, depreciation and amortization of $1,039 for Eureka and forecasted annual revenues of £10,800 for Gentech over the life of the earn-outs. The estimated fair value of acquisition earn-out contingencies could differ significantly from actual amounts. Adjustments to the fair value of earn-outs are recorded to earnings with that portion of the adjustment relating to the time value of money as interest expense and the non-interest portion of the change in earn-outs as a separate non-operating item in the statement of operations. During the three months ended September 30, 2012, as a result of the assessment of actual and projected earnings and sales scenarios, the Company determined that Eureka’s earnings and Gentech’s sales were expected to be below originally estimated earn-out levels. Accordingly, the Company recorded fair value adjustments of $1,883 and $1,892 decreasing the acquisition earn-out liabilities for Eureka and Gentech, respectively, and recognized the adjustments in the Consolidated Condensed Statements of Operations.

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the nine months ended December 31, 2012.

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

The fair values and carrying amounts of other financial instruments as of December 31, 2012 and March 31, 2012 are as follows:

	December 31, 2012		March 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Short-term borrowings and notes payable	$-	$-	$1,867	$1,867
Captial leases	37	37	60	60
Revolver	86,000	86,000	80,251	80,251
Term debt	20,736	20,736	20,834	20,834

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition. That is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. No circumstances were identified, including evidence of impairment, during the nine months ending December 31, 2012, except for the triggering event requiring an impairment analysis for asset held for sale for which the Company recorded an impairment charge of $489 during the three months ended September 30, 2012 to write-down an asset held for sale to its estimated fair value, less cost to sell. The fair value measurement of this asset was determined using relevant market data, which are classified as Level 2 inputs.

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

During the nine months ended December 31, 2012, the RMB did not fluctuate significantly relative to the U.S. dollar. The RMB appreciated approximately 3.6% and 4.0%, respectively, relative to the U.S. dollar during fiscal 2012 and 2011. The Chinese government no longer pegs the RMB to the U.S. dollar, but established a currency policy letting the RMB trade in a narrow band against a basket of currencies. The Company has more expenses in RMB than sales (i.e., short RMB position), and as such, if the U.S. dollar weakens relative to the RMB, our operating profits will decrease. We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

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

The Company has a number of foreign currency exchange contracts in Asia for the purposes of hedging the Company’s short-position exposure to the RMB. At December 31, 2012, the Company has a number of RMB/U.S. dollar currency contracts with notional amounts totaling $13,600 and exercise dates through December 31, 2013 at average exchange rates of 0.1577 (RMB to U.S. dollar conversion rate). With the RMB/U.S. dollar contracts, for every 10 percent depreciation of the RMB, the Company would be exposed to approximately $1,360 in additional foreign currency exchange losses. Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in results of operations, not in other comprehensive income. To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

Fair values of derivative instruments not designated as hedging instruments are as follows:

	December 31,	March 31,
Financial position:	2012	2012	Location
Foreign currency contracts - RMB	$-	$11	Other assets (liabilities)

The effect of derivative instruments not designated as hedging instruments on the statements of operations and cash flows for the three and nine months ended December 31, 2012 and 2011 is as follows:

	Three months ended December 31,		Nine months ended December 31,
Results of operations:	2012	2011	2012	2011	Location
Foreign currency contracts - RMB	$(217)	$8	$(4)	$(149)	Foreign currency exchange (gain) loss
Foreign currency exchange contracts - Japanese yen	-	1	-	-
Total	$(217)	$9	$(4)	$(149)

	Nine months ended December 31,
Cash flows from operating activities: Source (Use)	2012	2011	Location
Foreign currency exchange contracts - RMB	$15	$277	Prepaid expenses (Accrued expenses)
Total	$15	$277

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

The Senior Secured Credit Facility, as amended, includes specific financial covenants for maximum leverage ratio and minimum fixed charge coverage ratio, as well as customary representations, warranties, covenants and events of default for a transaction of this type. Consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for debt covenant purposes is the Company's consolidated net income determined in accordance with GAAP minus the sum of income tax credits, interest income, gain from extraordinary items for such period, any non-cash gains, and gains due to fluctuations in currency exchange rates, plus the sum of any provision for income taxes, interest expense, loss from extraordinary items, any aggregate net loss during such period arising from the disposition of capital assets, the amount of non-cash charges for such period, amortized debt discount for such period, losses due to fluctuations in currency exchange rates and the amount of any deduction to consolidated net income as the result of any grant to any members of the management of the Company of any equity interests. The Company's leverage ratio consists of total debt less unrestricted cash maintained in U.S. bank accounts which are subject to control agreements in favor of JPMorgan Chase Bank, N.A., as Collateral Agent, to Consolidated EBITDA. Adjusted fixed charge coverage ratio is Covenant EBITDA less capital expenditures for the last twelve months, excluding capital expenditures for the last twelve months in connection with the facilities being constructed in France in an aggregate amount up to $11,000 through March 31, 2013 and China in an aggregate amount up to $6,000 through March 31, 2016, divided by fixed charges. Fixed charges are the last twelve months of scheduled principal payments, taxes paid in cash and consolidated interest expense. All of the aforementioned financial covenants are subject to various adjustments, many of which are detailed in the Credit Agreement.

As of December 31, 2012, the Company utilized the LIBOR based rate for $86,000 of the Revolving Credit Facility. The weighted average interest rate applicable to borrowings under the Revolving Credit Facility was approximately 1.8% at December 31, 2012. As of December 31, 2012, the outstanding borrowings on the Revolving Credit Facility, which is classified as non-current, were $86,000. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change. At December 31, 2012, the Company could have borrowed an additional $24,000 under the Revolving Credit Facility.

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

The Company was in compliance with its debt covenants at December 31, 2012.

Deferred financing costs: Amortization of deferred financing costs totaled $70 and $79 for the three months ended December 31, 2012 and 2011, respectively, and for the nine months ended December 31, 2012 and 2011, amortization of deferred financing costs totaled $210 and $269, respectively. Annual amortization expense of deferred financing costs associated with the refinancing is estimated to be approximately $280.

China credit facility: On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co., Ltd (“CMB”).   On December 23, 2011, MEAS China renewed the China Credit Facility and extended the expiration to November 25, 2013. The China Credit Facility permits MEAS China to borrow up to RMB 68,000 (approximately $10,700).  Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal.  MEAS China has pledged its Shenzhen facility to CMB as collateral.  The interest rate will be based on the London Inter-bank Offered Rate (“LIBOR”) plus a LIBOR spread, depending on the term of the loan when drawn.  The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China. At December 31, 2012, MEAS China had not borrowed any amounts under the China Credit Facility.

European credit facility: On July 21, 2010, the Company’s subsidiary in France (“MEAS Europe”) entered into a five year credit facility agreement (the “European Credit Facility”) with La Societe Bordelaise de Credit Industriel et Commercial (“CIC”). The European Credit Facility permits MEAS Europe to borrow up to €2,000 (approximately $2,600).  Specific covenants include certain financial covenants for maximum leverage ratio and net debt to equity ratio, as well as customary limitations, compliance with laws and regulations, use of proceeds, and timely payment of interest and principal.  MEAS Europe has pledged its Les Clayes-sous-Bois, France facility to CIC as collateral.  The interest rate is based on the EURIBOR interest rate plus a spread of 1.8%. The EURIBOR interest rate will vary depending on the term of the loan when drawn.  The purpose of the European Credit Facility is primarily to provide additional flexibility in funding operations of MEAS Europe. At December 31, 2012, MEAS Europe had not borrowed any amounts under the European Credit Facility.

Long-term debt and promissory notes: Below is a summary of the long-term debt and promissory notes outstanding at December 31, 2012 and March 31, 2012:

	December 31,	March 31,
	2012	2012
Term notes at 5.70% due in full on June 1, 2015	$10,000	$10,000

Term notes at 6.15% due in full on June 1, 2017	10,000	10,000

Governmental loans from French agencies at no interest and payable based on R&D expenditures	736	834
	20,736	20,834
Less current portion of long-term debt	198	123
	$20,538	$20,711

The annual principal payments of long-term debt, promissory notes and revolver as of December 31, 2012 are as follows:

Years ending December 31,	Term	Other	Subtotal	Revolver	Total
2013	$-	$198	$198	$-	$198
2014	-	132	132	-	132
2015	10,000	-	10,000	-	10,000
2016	-	-	-	86,000	86,000
2017	10,000	406	10,406	-	10,406
Total	$20,000	$736	$20,736	$86,000	$106,736

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

Contingency: Exports of technology necessary to develop and manufacture certain of the Company’s products are subject to U.S. export control laws and similar laws of other jurisdictions, and the Company may be subject to adverse regulatory consequences, including government oversight of facilities and export transactions, monetary penalties and other sanctions for violations of these laws. In certain instances, these export control regulations may prohibit the Company from developing or manufacturing certain of its products for specific end applications outside the United States. In late May 2009, the Company became aware that certain of its piezo products when designed or modified for use with or incorporation into a defense article are subject the International Traffic in Arms Regulations ("ITAR") administered by the United States Department of State. Certain technical data relating to the design of the products may have been exported to China without authorization from the U.S. Department of State.  As required by the ITAR, the Company conducted a thorough investigation into the matter.  Based on the investigation, the Company filed in December 2009 a final voluntary disclosure with the U.S. Department of State relating to that matter, as well as to exports and re-exports of other ITAR-controlled technical data and/or products to Canada, India, Ireland, France, Germany, Italy, Israel, Japan, the Netherlands, South Korea, Spain and the United Kingdom, which disclosure has since been supplemented.  In the course of the investigation, the Company also became aware that certain of its products may have been exported from France without authorization from the relevant French authorities.  The Company investigated this matter thoroughly.   In December 2009, it also voluntarily submitted to French customs authorities a list of products that may have required prior export authorization, which has since been supplemented to exclude certain products.  The French authorities have confirmed no fine or penalty associated with the French export issues will be imposed because the French authorities consider the matter closed and the period of time for enforcement under French stature of limitations expired in December 2012.   In addition, the Company has taken steps to mitigate the impact of potential violations, and we are in the process of strengthening our export-related controls and procedures. The U.S. Department of State and other regulatory authorities encourage voluntary disclosures and generally afford parties mitigating credit for submitting such voluntary disclosures. The Company nevertheless could be subject to potential regulatory consequences related to these possible violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and/or criminal penalties.  It is not possible at this time to predict the precise timing or probable outcome of any potential regulatory consequences related to these possible violations.  Moreover, due to the unpredictable nature of the probable outcome of these voluntary proceedings, the Company cannot make a reasonable estimate of the possible loss or range of losses at this time.  The Company has incurred cumulatively through December 31, 2012 approximately $575 in legal fees associated with the French customs and ITAR matters.

Acquisition Earn-Outs: The Company has an earnings based earn-out in connection with the Eureka acquisition, for which the Company initially recorded an estimated fair value of $2,100 on July 8, 2011. The Company has a sales based earn-out in connection with the Gentech acquisition, for which the Company initially recorded a fair value estimate of £1,387 or approximately $2,200, based on exchange rates at the date of acquisition. The Company has a sales based earn-out in connection with the RTD acquisition, for which the Company initially recorded a fair value estimate of $1,200. During the three months ended September 30, 2012, the Company determined that Eureka’s earnings and Gentech’s sales were expected to be below initially estimated earn-out levels. Accordingly, the Company recorded fair value adjustments of $1,883 and £1,171 or approximately $1,892 (based on the weighted average exchange rate for the nine months ending December 31, 2012) decreasing the acquisition earn-out liabilities for Eureka and Gentech, respectively. At December 31, 2012, the acquisition earn-out liabilities for Eureka, Gentech and RTD totaled $309, £216 or approximately $317, and $1,200, respectively.

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

Geographic information for revenues based on country from which invoiced and long-lived assets based on country of location, which includes property, plant and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization follows:

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Net Sales:
United States	$32,339	$26,734	$98,300	$79,699
France	14,357	13,023	45,663	39,606
Germany	3,338	4,246	10,870	15,242
Ireland	6,375	6,219	20,964	21,581
Switzerland	3,982	4,971	12,128	13,420
Scotland	2,751	2,459	9,556	2,459
China	18,486	18,689	60,525	54,761
Total:	$81,628	$76,341	$258,006	$226,768

	December 31, 2012	March 31, 2012

Long Lived Assets:
United States	$9,179	$7,375
France	18,688	16,962
Germany	3,114	3,294
Ireland	3,055	3,216
Switzerland	3,082	2,928
Scotland	379	323
China	27,785	26,386
Total:	$65,282	$60,484

11. SUBSEQUENT EVENT:

On February 1, 2013, the Company entered into Amendment No. 4 to the Credit Agreement (the “Credit Agreement Amendment”) among the Company, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent to amend the Company’s senior secured facility (the “Senior Secured Facility”) under that certain Credit Agreement dated as of June 1, 2010, among the Company, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement Amendment increased the aggregate commitment to $185,000 from $110,000, reset the accordion feature to $75,000 for future expansion and added PNC Bank to the group of lenders.

On February 1, 2013, the Company entered into a Fourth Amendment to Note Purchase Agreement (the “Prudential Amendment”) among Prudential Insurance Company of America (“Prudential”) other note-holders party thereto, the Company, and certain subsidiaries of the Company party thereto to amend that certain Note Purchase and Private Shelf Agreement dated June 1, 2010, among the Company, Prudential and other note-holders party thereto (the “Note Purchase Agreement”). The Prudential Amendment amended the Note Purchase Agreement to provided conformity with the Credit Agreement Amendment since the Prudential Shelf Agreement is on a pari passu (equal force) basis with the Senior Secured Facility.

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

Overview

Measurement Specialties, Inc. is a global leader in the design, development and manufacture of sensors and sensor-based systems for OEM and end users, based on a broad portfolio of proprietary technology and typically characterized by the MEAS brand name. We are a global business and we believe we have a high degree of diversity when considering our geographic reach, broad range of products, number of end-use markets and breadth of customer base. The Company is a multi-national corporation with fifteen primary manufacturing facilities strategically located in the United States, China, France, Ireland, Germany, Switzerland and Scotland, enabling the Company to produce and market globally a wide range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for engine and vehicle, medical, general industrial, consumer and home appliance, military/aerospace, environmental water monitoring, and test and measurement applications. The Company’s products include sensors for measuring pressure, linear/rotary position, force, torque, piezoelectric polymer film sensors, custom microstructures, load cells, vibrations and acceleration, optical absorption, humidity, gas concentration, gas flow rate, temperature, fluid properties and fluid level. The Company’s advanced technologies include piezoresistive silicon, polymer and ceramic piezoelectric materials, application specific integrated circuits, MEMS, foil strain gauges, electromagnetic force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, anisotropic magneto-resistive devices, electromagnetic displacement sensors, hygroscopic capacitive structures, ultrasonic measurement systems, optical measurement systems, negative thermal coefficient (“NTC”) ceramic sensors, 3-6 DOF (degree of freedom) force/torque structures, complex mechanical resonators, magnetic reed switches, high frequency multipoint scanning algorithms and high precision submersible hydrostatic level detection. We compete in growing global market segments driven by demand for products that are smarter, safer, more energy-efficient, and environmentally-friendly. We deliver a strong value proposition to our customers through our willingness to customize sensor solutions, leveraging our innovative portfolio of core technologies and exploiting our low-cost manufacturing model based on our 17 year presence in China.

Executive Summary

Our vision is to be the supplier of choice to OEMs and select end-users for all their physical sensing needs. To that end, MEAS continues to expand our market position as a leading global sensor supplier. The Company’s strong recovery since fiscal 2010 reflects the positive returns from our significant investments in research and development for new programs and the $278,500 invested in our 20 acquisitions since June 2004, expanding our product offerings and geographic reach.

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

The sensor market remains an attractive space in which to operate. As OEMs continue to add features that drive improvements in efficiency, safety and user convenience, sensor content increases. Our strategy has been to increase our product breadth, geographic footprint and engineering capabilities in order to more completely address the sensing needs of our target OEMs. We remain active on hundreds of development projects at any given time. We believe this strategy, coupled with the overall sensor content growth, will allow us to maintain strong organic sales for the foreseeable future. The global macro-economic indicators remain mixed and cause our customers to remain cautious, due to, among other factors, the euro-zone debt crisis, slowdown in China, fears of a double-dip recession and high unemployment. As a result of limited customer visibility in product demand, we have set our outlook for sales accordingly: Including sales from recent acquisitions, the Company expects to generate sales ranging from $346,000 to $348,000 for fiscal 2013. We remain positive with regard to sales contribution coming from product developments and expect strong contributions in fiscal 2013 and in future periods. Additionally, we expect the sensor market will continue to perform well relative to the overall economy as a result of the increase in sensor content in various products across most end markets in the U.S., Europe and Asia.

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

Quarter Ended	Net Sales	Quarterly Adjusted EBITDA*	Quarterly Adjusted EBITDA* Margin	Income (Loss) from Continuing Operations	Interest	Foreign Currency Exchange Loss (Gain)	Depreciation and Amortization	Income Taxes	Share-based Compensation	Other*
12/31/2010	$71,687	$14,176	20%	$7,499	$753	$(63)	$4,106	$893	$974	$14
3/31/2011	$76,766	$15,691	20%	$8,330	$650	$305	$3,667	$1,383	$1,356	$-
6/30/2011	$77,184	$15,277	20%	$8,008	$579	$399	$3,520	$1,453	$1,245	$73
9/30/2011	$73,243	$13,685	19%	$6,656	$548	$(378)	$3,581	$1,630	$1,254	$394
12/31/2011	$76,341	$13,057	17%	$4,695	$806	$27	$4,847	$1,187	$1,162	$333
3/31/2012	$86,436	$16,625	19%	$8,345	$642	$(222)	$4,787	$1,883	$602	$588
6/30/2012	$88,613	$17,155	19%	$8,589	$722	$39	$4,372	$2,566	$856	$11
9/30/2012	$87,758	$17,671	20%	$10,406	$662	$202	$4,316	$3,503	$1,388	$(2,806)
12/31/2012	$81,628	$14,015	17%	$6,096	$688	$(7)	$4,523	$1,075	$1,500	$140

* - Adjusted EBITDA = Income from Continuing Operations before Interest, Foreign Currency Exchange Loss (Gain), Depreciation and Amortization, Income Taxes, Share-based Compensation and Other. Other represents legal fees incurred related to certain International Traffic in Arms Regulations matters, professional fees related to acquisitions, impairment of asset held for sale and fair value adjusments to earn-out contingencies. Adjusted EBITDA Margin = Adjusted EBITDA divided by Net Sales. For the quarter ended September 30, 2012, professional fees were $185, impairment of asset held for sale $489, restructuring costs of $242 and income from the fair value adjustments to earn-out contingencies was $3,722. For the quarter ended December 31, 2012, restructuring costs totaled $120 and professional fees were $20.

The primary factors that impact our costs of sales include production and sales volumes, product sales mix, foreign currency exchange rates, changes in the price of raw materials and the impact of various cost control measures. Although we expect continued pressures on our gross margins given our expectation that costs, including raw material and labor costs, will increase, we expect product mix to improve, largely due to slower Sensata sales growth relative to other more profitable product lines, and increased leverage of our fixed manufacturing overhead. We expect our overall gross margins during fiscal 2013 to range from approximately 40% to 42%, though gross margins for certain quarters could be outside this expected range. As with all manufacturers, our gross margins are sensitive to the overall volume of business (i.e., economies of scale) in that certain costs are fixed. During the year ended March 31, 2012, the RMB appreciated approximately 3.6%, and during fiscal 2011, the RMB appreciated approximately 4.0% relative to the U.S. dollar. During the nine months ended December 31, 2012, the RMB remained relatively stable relative to the U.S. dollar on a trailing quarterly basis, but there are indications that the trend of appreciation is will continue. We estimate in 2013 for every 10% increase in the value of the RMB relative to the U.S. dollar, our gross margins decline by approximately $2,667.

Total selling, general and administrative expenses (“Total SG&A”) as a percentage of net sales were higher in fiscal 2012 as compared to the prior year, mainly reflecting increases in acquisition related expenses and amortization of acquired intangible assets, as well as higher research and development costs. Long-term, the Company plans to continue to control costs and leverage our SG&A expenses by growing sales at a higher rate than SG&A expenses. As a percent of sales, Total SG&A was approximately 28.7%, 28.6% and 34.1% in fiscal years 2012, 2011 and 2010, respectively. During the first nine months of fiscal 2013, total SG&A as a percent of net sales was approximately 29.3%. In 2013, we expect a decrease in organic SG&A as a percentage of net sales, mainly due to higher organic sales, which we expect to be partially offset by continued investment in R&D for new programs. Organic SG&A and organic sales are defined as SG&A and sales excluding SG&A and sales from recent acquisitions consummated during the current and previous fiscal years. Total SG&A expenses are expected to increase in fiscal 2013 due to higher acquisition related expenses, amortization expense from recent acquisitions and non-cash equity based compensation.

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

In addition to margin exposure, the Company also has foreign currency exchange exposures related to balance sheet accounts. When foreign currency exchange rates fluctuate, there is a resulting revaluation of assets and liabilities denominated and accounted for in foreign currencies other than the subsidiary’s functional currency, resulting in foreign currency exchange (“fx”) losses or gains. For example, our Swiss company, which uses the Swiss franc or “CHF” as its functional currency, holds cash denominated in foreign currencies (U.S. dollar and Euro). As the Swiss franc appreciates against the U.S. dollar and/or Euro, the cash balances held in those denominations are devalued when stated in terms of Swiss francs. These fx transaction gains and losses are reflected in our “Foreign Currency Exchange Gain or Loss.” Aside from cash, our foreign entities generally hold receivables and payables in foreign currencies. During the nine months ended December 31, 2012, the Company recorded net fx loss of approximately $235 and recorded net fx gain of $175 in fiscal 2012 and net fx losses of $439 in fiscal 2011. The Company’s operations outside of the U.S. and the volume of business denominated in other currencies have expanded over the years from acquisitions. We expect to see continued fx losses or gains associated with volatility of foreign currency exchange rates.

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

We believe the Company has a relatively low overall effective cash tax rate with the utilization of our NOLs, as well as an overall low effective tax rate due to the low tax rates afforded to the Company in several tax jurisdictions in which we operate, including China, Ireland and Switzerland. Our overall effective tax rate will continue to fluctuate as a result of the shift in earnings among the various taxing jurisdictions in which we operate and their varying tax rates. This is particularly challenging due to the different timing and rates of economic activity around the world. We expect our 2013 overall estimated effective tax rate without discrete tax adjustments to range from approximately 21% to approximately 24%, an increase as compared to the prior year. The increase in the estimated overall effective tax rate mainly reflects the shift of taxable earnings to tax jurisdictions with higher tax rates. The overall estimated effective tax rate is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely, but accordingly are subject to change.

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

The Company plans to continue investing in various capital projects in fiscal 2013 to generate higher sales in new and expanded programs, and expects these expenditures to range between 3.5% and 4.5% of sales, excluding investments in Greenfield manufacturing facilities. The Company’s investment in the new Greenfield manufacturing facility in Chengdu, China will continue through fiscal 2016. The construction of the new Toulouse facility has been completed and the Company has transitioned to the new building. The cost of the new Toulouse facility was approximately $10,000, excluding value added taxes (“VAT”), of which cost approximately $8,375 was incurred during fiscal 2012. The Chengdu facility is expected to be built by March 2016 at a cost of approximately $6,000, excluding land and VAT, of which approximately $288 has been incurred to date. As part of the transition to new facilities, the Company expects to temporarily increase certain inventory levels.

Results of Operations

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

The following table sets forth certain items from operations in our consolidated condensed statements of operations for the three months ended December 31, 2012 and 2011, respectively:

	Three months ended December 31,			Percent
	2012	2011	Change	Change
Net sales	$81,628	$76,341	$5,287	6.9
Cost of goods sold	49,074	47,470	1,604	3.4
Gross profit	32,554	28,871	3,683	12.8
Operating expenses:
Selling, general, and administrative	21,184	18,664	2,520	13.5
Non-cash equity based compensation	1,500	1,162	338	29.1
Amortization of acquired intangibles and deferred financing costs	2,189	2,580	(391)	(15.2)
Total selling, general and administrative expenses	24,873	22,406	2,467	11.0
Operating income	7,681	6,465	1,216	18.8
Interest expense, net	688	806	(118)	(14.6)
Foreign currency exchange loss (gain)	(7)	27	(34)	(125.9)
Equity income in unconsolidated joint venture	(143)	(240)	97	(40.4)
Other expense (income)	(28)	(10)	(18)	180.0
Income before income taxes	7,171	5,882	1,289	21.9
Income tax expense	1,075	1,187	(112)	(9.4)
Net income	$6,096	$4,695	$1,401	29.8

Net sales: For the three months ended December 31, 2012, net sales totaled $81,628, representing an increase of $5,287 or 6.9% over the corresponding period last year. Organic sales, defined as net sales excluding sales attributed to the Gentech, Cosense and RTD acquisitions of $8,059 for the three months ended December 31, 2012 and net sales of $2,459 for Gentech during the prior year, decreased $313 or 0.5%. There were decreases in sales with Sensata, vibration, position and optical. Sales to Sensata, a large automotive sensor supplier and our largest customer, declined due to an insourcing requirement whereby a portion of our business is manufactured by Sensata under a royalty program. Also impacting sales during our third fiscal quarter is the continued uncertainty and cautiousness with customers across most markets, particularly with the instability in Europe, as well as significant destocking in the supply chain. There were sales increases with humidity, pressure/force and piezo product lines reflecting continued new sales from broader product adoptions and new programs.

Partially offsetting the increase in sales is the translation decrease in sales resulting from changes in foreign currency exchange rates. If the average U.S. dollar / Euro exchange rate had not changed during the three months ended December 31, 2012 as compared to the three months ended December 31, 2011, the Company’s organic net sales would have been higher by approximately $731. Since a portion of the Company’s sales are denominated in Euros and translated into U.S. dollars, there can be a translation decrease or a translation increase in the Company’s net sales depending on changes in exchange rates. The U.S. dollar appreciated relative to the Euro in comparing average exchange rates for the three months ended December 31, 2012 to the three months ended December 31, 2011. For example, €1,000 is translated to $1,295 based on the three month weighted average exchange rate ended December 31, 2012, but the same €1,000 is translated to $1,349 using three month average exchange rate ended December 31, 2011.

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

Gross margin: Gross margin (gross profit as a percent of net sales) increased to approximately 39.9% from approximately 37.8%. The increase in gross margin as compared to last year is mainly due to, among other factors, lower levels of scrap and improved direct labor utilization, reflecting, among other things, continued cost control measures, as well as the impact of an improved product sales mix, which were partially offset by the impact of the appreciation of the RMB. In comparing the three months ended December 31, 2012 to corresponding period last year, the RMB appreciated approximately 1.0% relative to the U.S. dollar. This translates to an annualized decrease in profits of approximately $267 based on an estimate decrease in our operating income of approximately $2,667 for every 10% appreciation of the RMB against the U.S. dollar.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability and cost of raw materials, foreign currency exchange rates, and other factors.

Selling, general and administrative: Overall, total selling, general and administrative (“SG&A”) expenses increased $2,467 or 11.0% to $24,873. Organic SG&A costs, defined as total SG&A excluding SG&A costs associated with the Gentech, Cosense and RTD acquisitions of $2,325 for the three months ended December 31, 2012 and $663 for the three months ended December 31, 2011, increased $805 or 3.7%. The increase in organic SG&A mainly reflects the increases in compensation related costs. The increase in compensation is due to, among other things, higher headcount and compensation levels, including higher non-cash equity based compensation, as part of the Company’s overall growth.

Total SG&A expenses as a percent of net sales was approximately 30.5%, as compared to 29.3% last year.

Non-cash equity based compensation: Non-cash equity based compensation increased $338 to $1,500. The increase in non-cash equity based compensation is because of the timing of the annual award relative to previous year and the ratable recognition of the equity compensation expense in that more expense is recognized in the initial years after the grant. The most recent annual award was granted on July 2, 2012, and the previous annual award was on December 1, 2010. Total compensation cost related to share based payments not yet recognized totaled $4,997 at December 31, 2012, which is expected to be recognized over a weighted average period of approximately 1.51 years.

Amortization of acquired intangible assets and deferred financing costs: Amortization of acquired intangible assets and deferred financing costs decreased $391 to $2,189, as compared to $2,580 the same period last year. The decrease in amortization expense mainly reflects the scheduled decline in amortization expense of with the disproportionately front loaded amortization of certain intangible assets associated with prior year acquisitions, which were partially offset by the additional amortization expenses from the current year acquisitions of Cosense and RTD.

Interest expense, net: Interest expense decreased $118 to $688 from $806. The decrease in interest expense is primarily due to the decrease in interest rates, partially offset by an increase in average outstanding debt. Interest rates declined to approximately 2.5% for the three months ended December 31, 2012 from 2.9% for the same period last year, reflecting the improved pricing with the amendment to the Senior Secured Credit Facility effective November 8, 2011. Total average outstanding debt increased to approximately $111,346 for the three months ended December 31, 2012 as compared to $106,378 for the same period last year, mainly reflecting additional borrowing to fund acquisitions.

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

The fluctuation to a foreign currency exchange gain from a loss is mainly due to the foreign currency exchange gains recorded with the fluctuation of the RMB relative to the U.S. dollar, partially offset by the losses with the changes in the European currencies relative to the U.S. dollar during the three months ended December 31, 2012. The Company continues to be impacted by volatility in foreign currency exchange rates, including the impact of the fluctuation of the U.S. dollar relative to the Euro, Swiss franc and British pound, as well as the appreciation of the RMB relative to the U.S. dollar.

Income taxes: Income tax expense for the three months ended December 31, 2012 decreased $112 to $1,075 from $1,187 for the corresponding period last year. The decrease in income tax expense is primarily due to the discrete income tax expense credit, partially offset by the generation of higher profits before taxes and the overall increase in the estimated annual effective tax rate (“estimated ETR”).

The Company’s overall effective tax rate (income tax expense divided by income before income taxes) for the three months ended December 31, 2012 was approximately 15%, as compared to approximately 20% the same period last year. Income tax expense during interim periods is based on an estimated ETR and any discrete tax adjustments. The estimated ETR without discrete items for fiscal 2013 is approximately 23%, as compared to 21% estimated ETR without discrete items for the three months ended December 31, 2011. The increase in the estimated annual effective tax rate without discrete adjustments mainly reflects a higher proportion of taxable income in tax jurisdictions with higher tax rates, including the U.S. The overall estimated ETR is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely and are subject to change.

During the three months ended December 31, 2012, the Company recorded discrete income tax credits of approximately $575 related to the refinement of the estimates between the preparation of the prior year tax provision and the filing of the prior year tax returns for, among other things, R&D tax credits and foreign tax credits related to the previous year.

Nine Months Ended December 31, 2012 Compared to Nine Months Ended December 31, 2011

The following table sets forth certain items from operations in our consolidated condensed statements of operations for the nine months ended December 31, 2012 and 2011, respectively:

	Nine months ended December 31,			Percent
	2012	2011	Change	Change
Net sales	$258,006	$226,768	$31,238	13.8
Cost of goods sold	151,790	135,449	16,341	12.1
Gross profit	106,216	91,319	14,897	16.3
Operating expenses:
Selling, general, and administrative	65,457	57,175	8,282	14.5
Non-cash equity based compensation	3,744	3,662	82	2.2
Amortization of acquired intangibles and deferred financing costs	6,326	5,445	881	16.2
Total selling, general and administrative expenses	75,527	66,282	9,245	13.9
Operating income	30,689	25,037	5,652	22.6
Interest expense, net	2,072	1,932	140	7.2
Foreign currency exchange loss	235	47	188	400.0
Equity income in unconsolidated joint venture	(534)	(612)	78	(12.7)
Impairment of asset held for sale	489	-	489	100.0
Acquisition earn-out contingency adjustment	(3,775)	-	(3,775)	100.0
Other expense (income)	(15)	41	(56)	(136.6)
Income before income taxes	32,217	23,629	8,588	36.3
Income tax expense	7,144	4,269	2,875	67.3
Net income	$25,073	$19,360	$5,713	29.5

Net sales: For the nine months ended December 31, 2012, net sales totaled $258,006, representing an increase of $31,238 or 13.8% over the corresponding period last year. Organic sales, defined as net sales excluding sales attributed to the Eureka, Celesco, Gentech, Cosense and RTD acquisitions of $32,546 for the nine months ended December 31, 2012, and sales of $7,266 attributed to Eureka, Celesco and Gentech for the nine months ended December 31, 2011, increased $5,958 or 2.7%. Sales increased in all sensor product lines, except temperature, vibration, and optical, with the largest increases in sales to pressure/force, humidity, Sensata and piezo product lines. The overall increase in organic sales is mainly due to new sales from broader product adoptions and new programs. Sales to Sensata, a large automotive sensor supplier and our largest customer, are expected to decline in future periods because of an insourcing program whereby a portion of our business is manufactured by Sensata under a royalty program. Also impacting sales is the continued uncertainty and cautiousness with customers across most markets, particularly with the instability in Europe, as well as significant destocking in the supply chain during the quarter ended December 31, 2012.

Partially offsetting the increase in sales is the translation decrease in sales resulting from changes in foreign currency exchange rates. If the average U.S. dollar / Euro exchange rate had not changed during the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011, the Company’s net sales would have been higher by approximately $5,186. Since a portion of the Company’s sales are denominated in Euros and translated into U.S. dollars, there can be a translation decrease or a translation increase in the Company’s net sales depending on changes in exchange rates. The U.S. dollar appreciated relative to the Euro in comparing average exchange rates for the nine months ended December 31, 2012 to the nine months ended December 31, 2011. For example, €1,000 is translated to $1,277 based on the nine month weighted average exchange rate ended December 31, 2012, but the same €1,000 is translated to $1,400 using nine month average exchange rate ended December 31, 2011.

Gross margin: Gross margin (gross profit as a percent of net sales) increased slightly to approximately 41.2% from approximately 40.3%. The increase in gross margin as compared to last year is mainly due to lower levels of scrap and improved direct labor utilization, reflecting, among other things, continued cost control measures, partially offset by the impact of the appreciation of the RMB. In comparing the nine months ended December 31, 2012 to corresponding period last year, the RMB appreciated approximately 1.6% relative to the U.S. dollar. This translates to an annualized decrease in profits of approximately $427 based on an estimate decrease in our operating income of approximately $2,667 for every 10% appreciation of the RMB against the U.S. dollar.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability and cost of raw materials, foreign currency exchange rates, and other factors.

Selling, general and administrative: Overall, total selling, general and administrative (“SG&A”) expenses increased $9,245 or 13.9% to $75,527. Organic SG&A costs, defined as total SG&A excluding SG&A costs associated with the Eureka, Celesco, Gentech and Cosense acquisitions and acquired intellectual property from Sentelligence of $9,495 for the nine months ended December 31, 2012 and $3,075 in SG&A costs for Eureka, Gentech and Sentelligence for the nine months ended December 31, 2011, increased $2,825 or 4.5%. The increase in organic SG&A mainly reflects the increases in non-cash equity based compensation and research and development costs. The increase in compensation is due to, among other things, higher headcount and compensation levels, including higher non-cash equity based compensation, as part of the Company’s overall growth. The increase in research and development costs is mostly due to the Company’s continued investment in new programs.

Total SG&A expenses as a percent of net sales was approximately 29.3%, as compared to 29.3% last year.

Non-cash equity based compensation: Non-cash equity based compensation increased $82 to $3,744. The increase in non-cash equity based compensation is because of the timing of the annual award relative to previous award and the ratable recognition of the equity compensation expense in that more expense is recognized in the initial years after the grant. The most recent annual award was granted on July 2, 2012, and the previous annual award was on December 1, 2010. Non-cash equity based compensation is expected to increase in future quarters because of the recent grant. Total compensation cost related to share based payments not yet recognized totaled $4,997 at December 31, 2012, which is expected to be recognized over a weighted average period of approximately 1.51 years.

Amortization of acquired intangible assets and deferred financing costs: Amortization of acquired intangible assets and deferred financing costs increased $881 to $6,326, as compared to $5,445 the same period last year. The increase in amortization expense is mainly because of the acquisitions of Eureka, Celesco, Gentech, Cosense and RTD and the purchase of acquired intellectual property from Sentelligence.

Interest expense, net: Interest expense increased $140 to $2,072 from $1,932. The increase in interest expense is primarily due to the increase in average outstanding debt, partially offset by a decrease in interest rates. Total average outstanding debt increased to approximately $106,375 for the nine months ended December 31, 2012 as compared to $81,275 for the same period last year, mainly reflecting additional borrowing to fund acquisitions. Interest rates declined to approximately 2.6% for the nine months ended December 31, 2012 from 3.4% for the same period last year, reflecting the improved pricing with the amendment to the Senior Secured Credit Facility effective November 8, 2011. Additionally, the Company recorded during the nine months ended December 31, 2012 approximately $90 in interest expense related to the fair value adjustment of acquisition earn-outs and capitalized approximately $55 in interest costs with the construction of the facility in Toulouse, France and Chengdu, China. No adjustments to interest expense for acquisition earn-outs were recorded during the same period last year.

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

Impairment of asset held for sale: During the three months ended September 30, 2012, the Company recorded an impairment charge of $489 to write-down the carrying value of the former PSI facility. The carrying value of the asset held for sale is $940 as of December 31, 2012, and approximates fair value less cost to sell.

Acquisition earn-out contingency gain: The fair value of acquisition earn-out contingencies is based on expectations and other such estimates related to the specific earn-out target, all of which are subject to modification with changing circumstances until the contingency is resolved. The fair value of acquisition earn-out contingencies is determined using a modeling technique with significant unobservable inputs calculated using a probability-weighted income approach. Key assumptions include discount rates for present value factor, which are based on industry specific weighted average cost of capital, adjusted for, among other things, time and risk, as well as forecasted annual earnings before interest, taxes, depreciation and amortization and forecasted annual revenues over the life of the earn-outs. Adjustments to the fair value of earn-outs are recorded to earnings with that portion of the adjustment relating to the time value of money as interest expense and the non-interest portion of the change in earn-outs as a separate non-operating item in the statement of operations. During the three months ended September 30, 2012, as a result of the assessment of actual and projected earnings and sales scenarios, the Company determined that Eureka’s earnings and Gentech’s sales were expected to be below originally estimated earn-out levels. Accordingly, the Company recorded fair value adjustments of $1,883 and $1,892 decreasing the acquisition earn-out liabilities for Eureka and Gentech, respectively, and recognized the adjustments in the Consolidated Condensed Statements of Operations.

Income Taxes: Income tax expense for the nine months ended December 31, 2012 increased $2,875 to $7,144 from $4,269 for the corresponding period last year. The increase in income tax expense is primarily due to the generation of higher profits before taxes, the overall increase in the estimated annual effective tax rate (“estimated ETR”) and the net impact of discrete income tax expense adjustments.

The Company’s overall effective tax rate (income tax expense divided by income before income taxes) for the nine months ended December 31, 2012 was approximately 22%, as compared to approximately 18% the same period last year. Income tax expense during interim periods is based on an estimated ETR and discrete tax adjustments. The estimated ETR without discrete items for fiscal 2013 is approximately 23%, as compared to 21% estimated ETR without discrete items for the nine months ended December 31, 2011. The increase in the estimated annual effective tax rate without discrete adjustments mainly reflects a higher proportion of taxable income in tax jurisdictions with higher tax rates, including the U.S. The overall estimated ETR is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely and are subject to change.

The Company recorded the following discrete income tax adjustments during the nine months ended December 31, 2012, resulting in a net income tax expense adjustment of approximately $278.

During the three months ended December 31, 2012, the Company recorded a discrete income tax credit of approximately $575 related to the refinement of the estimates between the preparation of the prior year tax provision and the filing of the prior year tax returns for, among other things, R&D tax credits and foreign tax credits related to the previous year.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $32,161 at December 31, 2012, a decrease of $564 as compared to March 31, 2012, reflecting, among other factors, changes in cash flows generated from operating activities, proceeds from stock-option exercises and borrowings from the Company’s revolver, which were partially offset by cash used in investing activities for acquisitions and capital expenditures, as well as debt payments and share buy-backs.

The following compares the primary categories of the consolidated condensed statement of cash flows for the nine months ended December 31, 2012 and 2011:

	Nine months ended December 31,
	2012	2011	Change

Net cash provided by operating activities	$34,785	$27,194	$7,591

Net cash used in investing activities	(38,710)	(56,076)	17,366

Net cash provided by financing activities	2,945	33,289	(30,344)

Effect of exchange rate changes on cash	416	(715)	1,131

Net change in cash and cash equivalents	$(564)	$3,692	$(4,256)

A key source of the Company’s liquidity is its ability to generate positive operating cash flows. Cash flows provided by operating activities increased $7,591 to $34,785. The increase in operating cash flows was due to a number of factors, including higher net income and favorable fluctuations in the changes in accrued expenses and accrued compensation, all of which were partially offset by changes in operating working capital (net changes in trade accounts receivable, inventory and accounts payable).

Net income, after adjusting for the impact of non-cash items such as acquisition fair value adjustments and the impairment of an asset held for sale, as well as the favorable increase in non-cash adjustments to reconcile net income to net cash provided by operations, such as depreciation, amortization and non-cash based equity compensation, increased $3,772. The fluctuation in the change in accrued expenses and accrued compensation relative to the same period last year was favorable by $6,158. The increase in accrued expenses, accrued compensation and other current liabilities mainly reflects the increase in accrued compensation. Accrued compensation increased because of the accrual related to the incentive compensation plan and the increase in accrued compensation associated with the overall increase in headcount and compensation levels as part of the Company’s overall growth. The $3,766 favorable fluctuation in the change in income tax payable mainly reflects the increase in the income tax payable due to the increase in the current year effective tax rate and levels of taxable income as compared to the corresponding period last year. The change in operating working capital was a decrease of $7,417 in cash flows from operating working capital. In comparing cash flows generated from operating working capital for the nine months ended December 31, 2012 to the corresponding period last year, the largest drivers of the decrease in cash flows from operating working capital were the fluctuations with trade receivables, trade payables and inventory. The current period net change in accounts receivable was a decrease or a source of cash flows of $968, as compared to a decrease or a source of cash flows of $2,142 the same period last year. The fluctuation in the change in trade receivables mainly reflects the receivables related to the Cosense acquisition. Additionally, the number of days sales outstanding (DSO) increased, reflecting the impact of acquisition related receivables. DSO increased to approximately 56 days from 53. DSO is a non-GAAP financial measure and is calculated as follows: ((trade receivables / respective quarterly net sales annualized)*360) or (($50,360 / ($81,628 X 4))*360). Operating cash flows from accounts payable fluctuated unfavorably by $8,489, reflecting, among other factors, the timing of payments related to the planned build-up of inventory last quarter with the planned transition to the new Toulouse facility. The net increases in inventory for the current and prior periods were $686 and $2,932, respectively. The number of inventory turns declined slightly to 3.2 from 3.3. The number of inventory turns is also a non-GAAP financial measure and is calculated as follows: (respective quarterly cost of goods sold annualized / inventory) or (($49,074 X 4) / $60,662).

Net cash used in investing activities for the nine months ended December 31, 2012 was $38,710 as compared to $56,076 the corresponding period last year. The decrease in cash used in investing activities mainly reflects the higher purchase price and cash outlays for the acquisitions of Eureka and Celesco last year as compared to the acquisition of Cosense and RTD during the current year. The increase in capital expenditures primarily reflects the purchase of equipment for the manufacturing of new products and programs, as well as capital additions related to the new manufacturing facilities in France and China.

Net cash provided by financing activities for the nine months ended December 31, 2012 totaled $2,945, as compared to $33,289 in net cash provided in financing activities the same period last year. The Company’s credit facilities are mainly utilized to fund acquisitions, and borrowings from the revolver were higher last year due to the higher purchase price for the acquisition of Celesco. The Company funded the Cosense and RTD acquisitions from a combination of cash on hand and borrowings under the Company’s revolver. Additionally, the Company made larger repayments of debt during the nine months ended December 31, 2012 as compared to the corresponding period last year, mainly reflecting the utilization of higher operating cash flows. The Company executed a share buy-back plan and purchased approximately $7,000 in the Company’s common stock. Offsetting the revolver and debt payments were the proceeds from the exercise of stock options and the related excess tax benefit from the exercise of stock options. Proceeds from the exercise of stock options totaled $4,950.

The effect of exchange rate changes on cash is the translation decrease or increase in cash due to the fluctuation of foreign currency exchange rates. The increase in cash for the current year impact of exchange rate changes is primarily due to the fluctuation of the U.S. dollar relative to the European currencies.

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

The Senior Secured Credit Facility, as amended, includes specific financial covenants for maximum leverage ratio and minimum fixed charge coverage ratio, as well as customary representations, warranties, covenants and events of default for a transaction of this type. Consolidated EBITDA for debt covenant purposes is the Company's consolidated net income determined in accordance with GAAP minus the sum of income tax credits, interest income, gain from extraordinary items for such period, any non-cash gains, and gains due to fluctuations in currency exchange rates, plus the sum of any provision for income taxes, interest expense, loss from extraordinary items, any aggregate net loss during such period arising from the disposition of capital assets, the amount of non-cash charges for such period, amortized debt discount for such period, losses due to fluctuations in currency exchange rates and the amount of any deduction to consolidated net income as the result of any grant to any members of the management of the Company of any equity interests. The Company's leverage ratio consists of total debt less unrestricted cash maintained in U.S. bank accounts which are subject to control agreements in favor of JPMorgan Chase Bank, N.A., as Collateral Agent, to Consolidated EBITDA. Adjusted fixed charge coverage ratio is Consolidated EBITDA less capital expenditures for the last twelve months, excluding capital expenditures in connection with the facilities being constructed in France in an aggregate amount up to $11,000 through March 31, 2013 and China in an aggregate amount up to $6,000 through March 31, 2016, divided by fixed charges. Fixed charges are the last twelve months of scheduled principal payments, taxes paid in cash and consolidated interest expense. All of the aforementioned financial covenants are subject to various adjustments, many of which are detailed in the Credit Agreement.

As of December 31, 2012, the Company utilized the LIBOR based rates for approximately $86,000 of the Revolving Credit Facility. The weighted average interest rate applicable to borrowings under the Revolving Credit Facility was approximately 1.8% at December 31, 2012. As of December 31, 2012, the outstanding borrowings on the Revolving Credit Facility, which is classified as non-current, were $86,000. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change. At December 31, 2012, the Company could have borrowed an additional $24,000.

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

The Company was in compliance with its debt covenants at December 31, 2012.

On February 1, 2013, the Company entered into Amendment No. 4 to the Credit Agreement (the “Credit Agreement Amendment”) among the Company, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent to amend the Company’s senior secured facility (the “Senior Secured Facility”) under that certain Credit Agreement dated as of June 1, 2010, among the Company, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement Amendment increased the aggregate commitment to $185,000 from $110,000, reset the accordion feature to $75,000 for future expansion and added PNC Bank to the group of lenders, providing the Company with added capacity for borrowings.

China credit facility: On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co., Ltd. (“CMB”).   On December 23, 2011, MEAS China renewed the China Credit Facility and extended the expiration to November 25, 2013. The China Credit Facility permits MEAS China to borrow up to RMB 68,000 (approximately $10,800).  Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal.  MEAS China has pledged its Shenzhen facility to CMB as collateral.  The interest rate will be based on the London Inter-bank Offered Rate (“LIBOR”) plus a LIBOR spread, depending on the term of the loan when drawn.  The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China. At December 31, 2012, MEAS China had not borrowed any amounts under the China Credit Facility.

European credit facility: On July 21, 2010, the Company’s subsidiary in France (“MEAS Europe”) entered into a five year credit facility agreement (the “European Credit Facility”) with La Societe Bordelaise de Credit Industriel et Commercial (“CIC”). The European Credit Facility permits MEAS Europe to borrow up to €2,000 (approximately $2,500).   Specific covenants include specific financial covenants for maximum leverage ratio and net debt to equity ratio, as well as customary limitations, compliance with laws and regulations, use of proceeds, and timely payment of interest and principal.  MEAS Europe has pledged its Les Clayes-sous-Bois, France facility to CIC as collateral.  The interest rate is based on the EURIBOR Offered Rate (“EURIBOR”) plus a spread of 1.8%. The EURIBOR interest rate will vary depending on the term of the loan when drawn.  The purpose of the European Credit Facility is primarily to provide additional flexibility in funding operations of MEAS Europe. At December 31, 2012, MEAS Europe had not borrowed any amounts against the European Credit Facility.

Acquisition earn-outs and contingent payments: The Company has an earnings based earn-out in connection with the Eureka acquisition, for which the Company initially recorded an estimated fair value of $2,100 on July 8, 2011. The Company has a sales based earn-out in connection with the Gentech acquisition, for which the Company initially recorded a fair value estimate of £1,387 or approximately $2,200, based on exchange rates at the date of acquisition. The Company has a sales based earn-out in connection with the RTD acquisition, for which the Company initially recorded a fair value estimate of $1,200. During the three months ended September 30, 2012, the Company determined that Eureka’s earnings and Gentech’s sales were expected to be below initially estimated earn-out levels. Accordingly, the Company recorded fair value adjustments of $1,883 and £1,171 or approximately $1,892 (based on the weighted average exchange rate for the nine months ending December 31, 2012) decreasing the acquisition earn-out liabilities for Eureka and Gentech, respectively. At December 31, 2012, the acquisition earn-out liabilities for Eureka, Gentech and RTD totaled $309, £216 or approximately $317, and $1,200, respectively.

LIQUIDITY: Management assesses the Company’s liquidity in terms of available cash, our ability to generate cash and our ability to borrow to fund operating, investing and financing activities. The Company continues to generate cash from operating activities, and the Company remains in a positive financial position with availability under credit facilities. The Company will continue to have cash requirements to support working capital needs, capital expenditures, earn-outs related to acquisitions, and to pay interest and service debt. One of the Company’s known cash requirements is for capital expenditure commitments related to the construction of two new facilities in Toulouse, France and Chengdu, China. The final payments related to the new Toulouse facility were made during the quarter ended September 30, 2012 and the total cost approximated $10,000, excluding value added taxes (“VAT”), of which approximately $8,375 had been incurred during fiscal 2012. The Chengdu facility is expected to be built by March 2016 at a cost of approximately $6,000, excluding land and VAT, of which approximately $288 has been incurred to date. As part of the transition to new facilities, the Company expects to temporarily increase certain inventory levels. Additionally, the Company executed a share buy-back program for $7,000 and purchased $7,000 in the Company’s stock during the quarter ended September 30, 2012. We believe the Company’s financial position, generation of cash and the existing credit facility, in addition to the potential to refinance or obtain additional financing will be sufficient to meet funding of day-to-day and material short and long-term commitments for the foreseeable future.

At December 31, 2012, we had approximately $32,161 of available cash and approximately $24,000 of borrowing capacity, after considering the limitations set on the Company’s total leverage under the revolving credit facility. This cash balance includes cash of $8,405 in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations. Additionally, the Company had approximately $15,230 of cash in Europe at December 31, 2012. The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed. Wherever possible, cash management is centralized and intra-company financing is used to provide working capital to the Company’s operations. Cash balances held outside the United States could be repatriated to the United States, but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted or prohibited by local laws. Where local restrictions prevent an efficient intra-company transfer of funds, the Company’s intent is that cash balances would remain in the foreign country and it would meet United States liquidity needs through ongoing cash flows, external borrowings, or both.

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

AGGREGATE CONTRACTUAL OBLIGATIONS: As of December 31, 2012, the Company’s contractual obligations, including payments due by period, are as follows:

Contractual Obligations:	Payment due by period
	Total	1 year	2-3 years	4-5 years	> 5 years
Long-term debt obligations	$106,736	$198	$10,132	$96,406	$-
Interest obligation on long-term debt	10,710	2,690	5,348	2,672	-
Capital lease obligations	37	26	11	-	-
Operating lease obligations	19,646	4,404	6,631	3,818	4,793
Purchase obligations	11,299	10,667	381	251	-
Other long-term obligations*	5,505	750	3,215	1,110	430
Total	$153,933	$18,735	$25,718	$104,257	$5,223

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

The above contractual obligation table excludes certain contractual obligations, such as possible severance payments to certain executives, since these contractual commitments are not accrued as liabilities at December 31, 2012 or are otherwise indeterminable. These contractual obligations are accrued as liabilities when the respective contingencies are determinable. Additionally, the above contractual obligation table excludes amounts related to the planned transition to a partially self-funded health and welfare benefit plan for employees in the United States because it became effective January 1, 2013.

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

The Company has a number of foreign currency exchange contracts in Asia for the purposes of hedging the Company’s short-position exposure to the RMB. The RMB/U.S. dollar currency contracts have notional amounts totaling $13,600, with exercise dates through December 31, 2013 at average exchange rates of 0.1577 (RMB to U.S. dollar conversion rate). With the RMB/U.S. dollar contracts, for every 10 percent depreciation of the RMB, the Company would be exposed to approximately $1,360 in additional foreign currency exchange losses. Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in results of operations, not in other comprehensive income. To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

ITEM 4. CONTROLS AND PROCEDURES

(Amounts in thousands)

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer with the participation of management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2012, management did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s evaluation of the Company’s internal controls and procedures as of December 31, 2012 excluded the evaluation of internal controls for the Company’s recent acquisitions of Cosense and RTD. Cosense, which was acquired on April 2, 2012, represented approximately $11,902 in total assets at December 31, 2012, and $5,533 of net sales for the nine months ended December 31, 2012. At December 31, 2012, RTD, which was acquired on October 1, 2012, represented approximately $19,457 in total assets at December 31, 2012, and $3,747 of net sales for the three months ended December 31, 2012.

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

Measurement Specialties, Inc.
(Registrant)

Date: February 5, 2013	By:	/s/ Frank D. Guidone
Frank D. Guidone
President, Chief Executive Officer
(Principal Executive Officer)

Date: February 5, 2013	By:	/s/ Mark Thomson
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

(1) Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of December 31, 2012 and March 31, 2012, (ii) Consolidated Condensed Statements of Operations for the three and nine months ended December 31, 2012 and 2011, (iii) Consolidated Condensed Statements of Comprehensive Income for the nine months ended December 31, 2012 and 2011, (iv) Consolidated Condensed Statement of Stockholders’ Equity for the nine months ended December 31, 2012 and 2011, (v) Consolidated Condensed Statements of Cash Flows for the nine months ended December 31, 2012 and 2011, and (vi) Notes to Consolidated Condensed Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

