Form 10-K
period 2013-03-31
Measurement Specialties Inc
filed 2013-06-05
CIK 778734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2013

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

At September 28, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $189,658,878 (based on the closing price of the registrant’s common stock on the NASDAQ Global Market on such date).

At May 21, 2013, the number of shares outstanding of the Registrant’s common stock was 15,637,826.

Documents Incorporated by Reference:

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement for the 2013 annual meeting of shareholders (the “2013 Proxy Statement”) to be held on or about September 19, 2013 to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2013. With the exceptions of the sections of the 2013 Proxy Statement specifically incorporated herein by reference, the 2013 Proxy Statement is not deemed to be filed as part of this Form 10-K.

Measurement Specialties, Inc.

Form 10-K

Table of Contents

March 31, 2013

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

Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, many of which are beyond our control. Actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made. Factors that might cause actual results to differ materially from the expected results described in or underlying our forward-looking statements include:

•	Conditions in the general economy, including risks associated with the current financial markets and worldwide economic conditions and demand for products that incorporate our products, as well as strategies for growth in future revenues, earnings, cash flows and market position;

•	Competitive factors, such as price pressures and the potential emergence of rival technologies;

•	Compliance with export control laws and regulations and the outcome of contingencies;

•	Fluctuations in foreign currency exchange and interest rates;

•	Interruptions in supply chain, distribution systems, suppliers’ operations or the refusal of our suppliers to provide us or our customers with component materials, particularly in light of the current economic conditions, natural or man-made disasters and potential for suppliers to fail;

•	Timely development, market acceptance and warranty performance of new products;

•	Changes in product mix, costs and yields;

•	Uncertainties related to doing business in Europe and China;

•	Uncertainties related to restructurings, plant closures and consolidations of operations;

•	Legislative initiatives, including tax legislation and other changes in the Company’s tax position;

•	Legal proceedings;

•	Product liability, warranty and recall claims;

•	Compliance with debt covenants, including events beyond our control;

•	Conditions in the credit markets, including our ability to raise additional funds;

•	Adverse developments in the industries and other markets served by us;

•	Changes in estimated fair value of acquisition earn-out contingencies due to changes in assumptions and expected results of applicable financial criteria; and

•	The risk factors listed from time to time in the reports we file with the SEC, including those described below under “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

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

Part I

Item 1. Business

Introduction: Measurement Specialties, Inc. is a New Jersey corporation organized in 1981. The Company is a diversified sensor technology company and a global leader in the design, development and manufacture of sensors and sensor-based systems for original equipment manufacturers (“OEM”) and end users, based on a broad portfolio of proprietary technology and typically marketed under the MEAS brand name. We believe we are among the leading manufacturers of sensor products in the markets we serve and we have a high degree of diversity when considering our geographic reach, broad range of products, number of end-use markets and breadth of customer base. The Company is a multi-national corporation with fifteen primary manufacturing facilities strategically located in the United States, China and Europe, enabling the Company to produce and market globally a wide range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for engine and vehicle, medical, general industrial, consumer and home appliance, military and commercial aerospace, environmental water monitoring, and test and measurement applications. The Company’s products include sensors for measuring pressure, linear/rotary position, force, torque, piezoelectric polymer film sensors, custom microstructures, load cells, vibrations and acceleration, optical absorption, humidity, gas concentration, gas flow rate, temperature, fluid properties and fluid level. The Company’s advanced technologies include piezoresistive silicon, polymer and ceramic piezoelectric materials, application specific integrated circuits, micro-electromechanical systems (“MEMS”), foil strain gauges, electromagnetic force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, anisotropic magneto-resistive devices, electromagnetic displacement sensors, hygroscopic capacitive structures, ultrasonic measurement systems, optical measurement systems, negative thermal coefficient (“NTC”) ceramic sensors, 3-6 DOF (degree of freedom) force/torque structures, complex mechanical resonators, magnetic reed switches, high frequency multipoint scanning algorithms, and high precision submersible hydrostatic level detection.

Notes:

(1) Our fiscal year begins on April 1 and ends on March 31. All references to fiscal years refer to the fiscal year ending March 31 of the reference year, thus, references in this Annual Report on Form 10-K to the year 2012 or fiscal 2012 refer to the 12-month period from April 1, 2011 through March 31, 2012 and references to the year 2013 or fiscal 2013 refer to the 12-month period from April 1, 2012 through March 31, 2013.

(2) All U.S. dollar and other currency amounts in this report are in thousands, except share and per share amounts.

(3) Except as otherwise noted, the descriptions of our business, results and our operations contained in this report reflect only our continuing operations. As more fully described below and under “Changes in our Business,” we discontinued the remainder of our Consumer products business during fiscal 2006.

Acquisitions, Divestitures and Restructurings: Consistent with the Company’s strategy to be the supplier of choice to OEMs and select end-users for all their physical sensing needs, the Company has consummated twenty one acquisitions since June 2004 through April 2013 with a total purchase price of approximately $330,000. We believe our acquisitions continue to enhance the Company’s long-term shareholder value by increasing growth in sales and profitability through the addition of new technologies, establishing new lines of business, and/or expanding our geographic footprint. The following acquisitions are included in the consolidated financial statements as of the effective date of acquisition (See Notes 2, 5 and 17 to the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K):

Acquired Company	Effective Date of Acquisition	Country
Elekon Industries U.S.A., Inc. (“Elekon”)	June 24, 2004	U.S.A.
Entran Devices, Inc. and Entran SA (“Entran”)	July 16, 2004	U.S.A. and France
Encoder Devices, LLC (“Encoder”)	July 16, 2004	U.S.A.
Humirel, SA (“Humirel”)	December 1, 2004	France
MWS Sensorik GmbH (“MWS”)	January 1, 2005	Germany
Polaron Components Ltd (“Polaron”)	February 1, 2005	United Kingdom
HL Planartechnik GmbH (“HLP”)	November 30, 2005	Germany
Assistance Technique Experimentale (“ATEX”)	January 19, 2006	France
YSIS Incorporated (“YSI Temperature”)	April 1, 2006	U.S.A. and Japan
BetaTherm Group Ltd. (“BetaTherm”)	April 1, 2006	Ireland and U.S.A.
Visyx Technologies, Inc. (“Visyx”)	November 20, 2007	U.S.A.
Intersema Microsystems SA (“Intersema”)	December 28, 2007	Switzerland
R.I.T. SARL (“Atexis”)	January 30, 2009	France and China
FGP Instrumentation, and related companies GS Sensors, and ALS (collectively, “FGP”)	January 30, 2009	France
Pressure Systems, Inc. (“PSI”)	September 8, 2010	U.S.A.
Eureka Environmental, Inc. (“Eureka”)	July 8, 2011	U.S.A.
Transducer Controls Corporation (“Celesco”)	September 30, 2011	U.S.A.
Gentech International Limited (“Gentech”)	October 31, 2011	Scotland
Cosense, Inc. (“Cosense”)	April 2, 2012	U.S.A.
Resistance Temperature Detector Company, Inc. and Cambridge Technologies, Inc. (collectively, “RTD”)	October 1, 2012	U.S.A.
Spectrum Sensors and Controls, Inc. (“Spectrum”)	April 17, 2013	U.S.A.

The above companies, except for Encoder, Polaron, Visyx, Eureka, Cosense and RTD, which were asset purchases, became direct or indirect wholly-owned subsidiaries of the Company upon consummation of their respective acquisitions.

The Company sold the Consumer segment to Fervent Group Limited (FGL), effective December 1, 2005.

The Company has started to implement a restructuring to consolidate the Company’s manufacturing operations in Scotland to other MEAS sites. These restructuring activities are expected to, among other things, improve operational efficiencies. For a further discussion concerning restructuring, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and also to Note 13 to the Consolidated Financial Statements.

Products, Markets and Applications: The majority of our sensors are components (sensing elements), devices, or transducers that convert fundamental physical measurands such as temperature, pressure, force, position, angle, acceleration, or humidity into electronic signals. These signals are subsequently used in many applications, including information display, processing, interpretation or control. MEAS sensor technologies can be combined to enable the sensing of more complex measurands, such as fluid viscosity and density, or the specific humidity at the air intake of a modern diesel engine.

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

A summary of some of our sensor product offerings as of March 31, 2013, is presented in the following table.

Product Family	Product	Technology	Applications

Pressure	Pressure Components, Sensors, and Transducers	Piezoresistive Micro-Electromechanical Systems (“MEMS”)	Disposable catheter blood pressure, wrist watch altimeter, process instrumentation, fluid level, intravenous drug administration monitoring, engine performance, barometric pressure, HVAC / building automation, wind tunnel testing, water level management and monitoring

		Microfused TM Piezoresistive Silicon Strain Gauge	Automotive electronic stability control systems, paint spraying machines, fertilizer dispensers, hydraulics, refrigeration, automotive transmission

		Bonded Foil Strain Gauge	Instrumentation-grade aerospace and weapon control systems, sub-sea pressure, ship cargo level, steel mills

Force	Load Cells	Microfused Piezoresistive Silicon Strain Gauge	Automotive occupancy weight sensing, bathroom scales, exercise equipment, appliance monitoring, intravenous drug administration monitoring

		Bonded Foil Strain Gauge	High performance multiple sensing for aerospace, military and other high reliability markets

Position	Linear Variable Differential Transformers

	Rotary Position Transducers	Inductive Electromagnetic	Machine control systems, instrumentation

	Magneto-Resistive (MR) sensors and Magnetic Encoders	Magneto-Resistive (“AMR”)	Automotive systems controls, pump counting and control, transmission position feedback

	Long Stroke Linear Displacement	Cable Extension Potentiometer	Heavy equipment boom extension, pneumatic accumulator volume

	Magnetostrictive	Inductive	Long stroke linear measurement

	Hi-Rel Rotary	Potentiometer	Hi-reliability, angle/rotation measurement for military and aerospace applications

Piezo Film	Traffic Sensors	Piezoelectric Polymer	Traffic survey, speed and traffic light enforcement, toll, and truck weigh-in-motion

	Custom Piezoelectric Film Sensors	Piezoelectric Polymer	Medical diagnostics, ultrasonic pen digitizers, musical instrument pickups, electronic stethoscope, security systems, anti-tamper sensors for data protection, electronic water meters

Vibration	Accelerometers	Micro-Electromechanical Systems instrumentation	Crash test sensors, anthropomorphic dummy sensors, road load dynamics, aerospace traffic alert and collision avoidance systems, instrumentation

	Accelerometers	Piezoelectric Polymer	Cardiac activity sensors, audio speaker feedback, appliance load balancing

Humidity	Relative Humidity Sensors	Capacitive Polymer	Auto anti-fogging systems, diesel engine controls, air climate systems, reprography machines, respirators

Fluid Properties	Fluid Monitoring Sensors	Mechanical Resonator (Tuning Fork)	Heavy truck/off-road engine and transmission fluid monitoring for viscosity, density and dielectric constant, urea quality

Temperature	Thermistors & RTDs (Resistance Temperature Detector)	Negative Temperature Co-efficient (“NTC”) Thermistors, Infrared (“IR”), Nickel/Pt RTD, Thermocouple	Patient monitoring and diagnostics, gas chromatography, HVAC & R, and non-contacting thermometers, microwave and convection oven controls, gas detection

Photo Optics	Pulse Oximetry Sensors (SpO 2 ); X-Ray Detection	Photo optic infra-red light absorption	Reusable and disposable patient blood oxygen and pulse sensors, security system and CT scanner sensor arrays

Torque	Static & Dynamic Torque/Force Sensors	Bonded foil and discrete semiconductor strain gage	High speed dynamic torque sensors with non-contact technology for engine & gearbox testing in aerospace and motor sports, road load sensors for heavy truck and control of moderator rods in nuclear reactors.

Inertial Sensors	Angular Rate Measurement	MEMS gyro	Weapons separation testing

Technology

The Company has a broad portfolio of technologies available to solve client sensing needs, some of which are proprietary to the Company. Our sensor technologies include:

•	Piezoresistive Technology: This technology is widely used for the measurement of pressure, force, torque, and acceleration, and includes a number of specific material technologies including doped silicon, doped germanium, and thin metal foils. We believe that the use of piezoresistive technologies is expanding significantly, particularly in the form of micro-electromechanical systems (“MEMS”). The resistance of piezoresistive materials changes in applied mechanical variables such as stress, strain, or pressure. Changes in electrical conductivity can be readily detected using high precision, low cost, low noise electronics. Silicon MEMS devices are particularly advantageous in several large volume markets, and by leveraging commercial silicon manufacturing technology, MEMS can enable the cost-effective manufacture of small devices having high reliability and superior performance. Our proprietary Microfused™ technology employs a silicon strain gauge bonded to a stainless steel diaphragm using a high temperature glassing process devoid of organic material. The diaphragm is in contact with the sensed media in a hermetically sealed housing appropriate for harsh environments. MEAS also has extensive experience in the use of highly stable metal foil bonded strain gauge technology, useful in harsh and high temperature environments in aerospace, military, and sub-sea environments.

•	Piezoelectric Technology: Piezoelectric materials, including polymers such as PVDF ceramic/polycrystalline materials such as PZT, and single crystal materials such as Lithium Niobate, produce an electrical output as a result of mechanical stress or strain, and conversely produce mechanical expansion or contraction when under an applied electrical signals. These materials are also pyroelectric, converting heat into electrical charge. MEAS is the leading global manufacturer of PVDF films which offer unique sensor design and performance opportunities because they are thin, flexible, tough, chemically inert, very sensitive, and relatively inexpensive. MEAS uses piezoelectric ceramic materials extensively in a number of applications including high performance accelerometry, medical ultrasound, and air ultrasound metrology. Single crystal materials are employed in highly specialized applications including the vibrating tuning fork structures used to extract fluid properties such as density and viscosity.

•	Electrolytic Fluid Tilt Technology: Inclinometers are made using a small chamber partially filled with an electrolytic liquid. An alternating voltage is passed between two electrodes on the base of the sensor, and when tilted the electric field and associated current through this fluid change, producing a signal that can be precisely correlated to rotation angle. This technology is durable and highly repeatable.

•	Fluid Capacitive Tilt Technology: Also known as fluid filled, variable capacitance technology, the output from these sensing elements is two variable capacitance signals per rotation axis. Rotation of the sensor about its sensitive axis produces a linear change in capacitance. This change in capacitance is electronically converted into angular data and provided to the user in ratio metric, analog, or digital format.

•	Inductive Coupling Technologies: This technology is used in the manufacture of several sensor lines, including Linear Variable Differential Transformers (LVDTs). An LVDT is an electromechanical sensor that produces an electrical signal proportional to the displacement of a movable core rod. They are widely used to measure displacement over the range of a few micro inches to several feet, or, for example, to indirectly measure pressure by detecting the movement of a diaphragm. LVDT’s are capable of extremely accurate and repeatable measurements in harsh and severe environments.

•	Magneto-Resistive (MR) Technology: Magneto-resistive materials exhibit a change in resistivity as a function of an applied magnetic field. MEAS manufactures MR sensors by depositing ultra-thin layers of a material such as permoalloy (NiFe alloy) on top of silicon wafers. Subsequent processing creates complex resistive bridge structures which are very sensitive to small changes in magnetic fields. MR sensors are highly sensitive, stable, repeatable, and relatively low cost. MR sensing technology can be packaged as low field sensors (i.e., electronic compass), angle sensors such as magnetic encoders, position sensors, and current sensors, and is also offered in a fully integrated surface mountable package which contains an embedded micro controller.

•	Thin Film Diaphragm Technology: MEAS has substantial wafer processing experience and produces specialized structures having a very thin (several micro-meters) suspended diaphragm in the center of a silicon chip. This technology is particularly well suited for thermopile, mass air flow (MAF), and high temperature gas sensing. Thermopiles are made by creating dense serial arrays of thermocouple junctions on wafer mounted diaphragms. These arrays produce an output as a result of the Seebeck effect and are used to determine temperature without contact as a result of the infrared (IR) radiation of the target (Planck’s law). MAF sensors are made by locating thin film thermocouple or thermo-resistive temperature elements on both sides of a thin film heater, all mounted in the center of the low thermal mass diaphragm. As a gas flow over the assembly, convected heat raises the temperature of the downstream sensor in a predictable manner, allowing the calculation of mass flow. Thin metal heaters deposited on these diaphragms can reach temperatures of 400ºC very quickly with very low input power, and catalytic chemistry on top of the heater can be designed to undergo a change in resistance in response to certain gas species.

•	Variable Capacitive Technology: Humidity sensors are built using a special polymer having a dielectric constant affected by water vapor. As the humidity in the environment changes, the capacitance of the polymer dielectric changes and an output is measured. This technology is uniquely designed for high volume OEM applications in consumer, automotive, home appliance, and environmental control markets.

•	Photo Optical Technology: Photo-Optic sensors produce an output which is related to the variation light intensity or spectral content. MEAS uses LED transmitters and photo-diode light sensitive receivers to detect the variations in oxygen saturation, SpO2, in the blood, a widely used technique known as pulse oximetry. Photo-Optic sensors are also used to measure various water quality parameters including dissolved oxygen, turbidity, and photosynthetically active radiation.

•	Temperature Sensor Technology: MEAS uses a number of technologies to determine temperature, including negative temperature coefficient (“NTC”) thermistors, platinum and nickel thin film and wire based thermo-resistive materials, and thermocouples. Temperature sensors are designed for a huge array of applications and cover a temperature measurement range from less than -200ºC to over 1,700ºC.

•	Application Specific Integrated Circuits (“ASICS”): Although ASICs are electronic devices, not sensors, expertise in this technology is essential in the design and manufacture of modern transducers. These specialized circuits are tailored to condition raw sensor outputs, to convert these analog signals into digital signals, to apply calculation algorithms to compensate the signals, and to deliver this information to upstream controllers using analog and digital communications protocols. MEAS has developed considerable experience in sensor specific ASICs which are increasingly employed in our sensor modules to lower cost, increase resolution and accuracy, increase interface flexibility, and decrease power consumption.

Business Segments: The Company continues to have one reportable segment under the guidelines established by the Financial Accounting Standards Board (“FASB”) for disclosures about segments of an enterprise. The recently announced restructuring in Scotland and our recent acquisitions, which have been sensor-based companies, have not resulted in changes to our one reportable business segment.

Geographic information for revenues based on country from which invoiced, and long-lived assets based on country of location, which includes property, plant and equipment, but excludes Corporate-based assets (i.e., investment in unconsolidated subsidiary, intangible assets and goodwill), net of related depreciation are provided in Notes 15 and 16 to the Consolidated Financial Statements.

Customers: We sell a wide variety of sensor products throughout the world to a broad range of end-user markets and customers. We design, manufacture and market sensors for original equipment manufacturer applications and for end users who use them for instrumentation and test applications. Our extensive customer base consists of manufacturers of electronic, automotive, medical, military, industrial, aerospace and consumer products. We have developed our strong market position due to, among other factors, our long-standing customer relationships, our competitive cost structure, and our geographic proximity to customers with our engineering, sourcing and manufacturing facilities located in North America, Europe and Asia. Our largest customer, Sensata, a large automotive sensor supplier, accounted for approximately 13% of our net sales during fiscal 2013, approximately 14% of our net sales during fiscal 2012, and approximately 13% of our net sales during fiscal 2011. At March 31, 2013 and 2012, the trade receivable with our largest customer was approximately $3,820 and $4,813, respectively. No other customer accounted for more than 10% of our net sales during the fiscal years ended March 31, 2013, 2012 and 2011.

Sales and Distribution: We sell our sensor products through a number of distribution channels, including experienced regional sales managers, distributors and (generally) exclusive relationships with outside sales representatives throughout the world. Our engineering teams work directly with our global customers to tailor our sensors to meet their specific application requirements.

We sell our products primarily in North America, Asia and Western Europe. The percentage of our international sales relative to our overall business has grown with recent acquisitions. In addition, we believe the growing Asian market represents a significant opportunity for our business. Sales invoiced from foreign countries accounted for approximately 62%, 65% and 64% of net sales for the fiscal years ended March, 31, 2013, 2012 and 2011, respectively.

Suppliers: We procure components and finished products from a variety of suppliers as needed through purchase orders. We actively manage this process to ensure component quality, steady supply and best costing, while managing hazardous materials content for compliance with European Restrictions on Hazardous Substances (“ROHS”) regulations.

Our manufacturing operations employ a wide variety of raw materials, including steel, copper, cast iron, electronic components, aluminum, and plastics. We purchase raw materials from a large number of independent sources around the world. No single raw material supplier is material, although some of the components we use require particular specifications where a limited number of suppliers exist that can supply such components, including wafer suppliers. Market forces, including changes in foreign currency exchange rates, can cause significant fluctuations in the costs of steel and petroleum-based products. In fiscal 2013, we experienced stable costs for most of our raw material categories and transportation costs, though some costs increased. We have attempted to mitigate the impact of cost increases through supply-chain initiatives or passing a portion of these increases on to customers in the form of price increases. There have been no raw material shortages that have had a material adverse effect on our business as a whole, although over the past few years, the prices of raw materials have been volatile and for several types of raw materials, prices increased sharply prior to the recession in 2008 before declining in late 2008 and have since stabilized. We are unable to predict future shortages of raw materials or the impact of any such shortages. For a further discussion of risks related to the materials and components required for our operations, please refer to “Foreign Operations” and “Item 1A. Risk Factors.”

Research and Development: Our research and development efforts continue to be an important part of the Company’s activities, and are focused on expanding our core technologies, improving our existing products by enhancing functionality, effectiveness, ease of use and reliability, developing new products and designing custom sensors for specific customer applications. To maintain and improve our competitive position, our research, design, and engineering teams work in close association with customers to design custom sensors for specific applications. We believe that once a customer has designed one of our sensors into its products, the cost and time of switching to another supplier is high. Research and development costs, which exclude customer funding and tax credits for research and development, approximated $24,378 or 7.0% of net sales for fiscal 2013, $20,198 or 6.4% of net sales for fiscal 2012, and $19,918 or 7.2% of net sales for fiscal 2011. We expect to continue to make significant investment in research and development in order to provide innovative new products to our customers and to maintain and improve our competitive position. Customer funded research and development was $2,774, $4,564, and $4,809 for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

Competition: The global market for sensors includes many diverse products and technologies, is highly fragmented and is subject to moderate pricing pressures, depending on the end markets and level of customization. Accordingly, our competitive position cannot be determined accurately in the aggregate or by sensor product line, because none of our competitors offer all the same product lines or serve all the markets we serve. We have a wide variety of competitors, including small independent companies and divisions of large corporations such as Danaher, General Electric, Schneider-Electric and Honeywell, none of whom are considered dominant to the overall market for sensors. Many of the divisions of these larger corporations are also our customers. Our management believes we have a market leadership position in many of the markets we serve. The principal elements of competition in the sensor market are technology and production capability, price, quality, service, delivery speed, breadth of product, brand recognition and the Company’s willingness and the ability to design unique applications to meet specific customer needs. For a further discussion of risks related to the materials and components required for our operations, please refer to “Foreign Operations” and “Item 1A. Risk Factors.”

Although we believe that we compete favorably, new product introductions by our competitors could cause a decline in sales or loss of market acceptance for our existing products. If competitors introduce more technologically advanced products, the demand for our products would likely be reduced.

Intellectual Property: We rely, in part, on patents to protect our intellectual property. We own 82 United States utility and design patents and 70 foreign patents to protect our rights in certain applications of our core technology. We have 87 patent applications pending. These patent applications may never result in issued patents. Even if these applications result in patents being issued, taken together with our existing patents, they may not be sufficiently broad to protect our proprietary rights, or they may prove unenforceable. We have not obtained patents for all of our innovations, nor do we plan to do so.

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

Foreign Operations: Our products are manufactured and marketed worldwide. Our geographic diversity enables us to leverage our cost structure and supply-chain, promotes economies of scale, and affords a broad and diverse sales base. We manufacture a large portion of our sensor products in China at our factories in Shenzhen and Chengdu. Sensors are also manufactured at our major U.S. facilities in Hampton, Virginia, Dayton, Ohio, Ham Lake, Minnesota, and Fremont and Chatsworth, California, as well as our European facilities in Galway, Ireland, Ayrshire, Scotland, Toulouse, France, Les Clayes-sous-Bois, France, Fontenay, France, Druex, France, Dortmund, Germany and Bevaix, Switzerland. With the Spectrum acquisition, the Company acquired facilities in Akron, Ohio, St. Marys, Pennsylvania and Grass Valley, California. The Company also has N-T, an unconsolidated joint venture in Japan. A large portion of our NTC thermistors, discrete and probe assemblies are manufactured in China by Betacera Inc., a subcontractor with a long-standing contractual relationship with the Company. Many of our products contain key components that are obtained from a limited number of sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond our control, including political and other uncertainties regarding China.

Although the Company uses the U.S. dollar for reporting purposes, the Company has operations throughout the world with functional currencies other than the U.S. dollar and a large portion of our sales are generated in foreign currencies. A substantial portion of our revenues are priced in U.S. dollars, and most of our costs and expenses are priced in U.S. dollars, with the remaining priced in Chinese RMB, Euros, Swiss francs and British pounds. Sales by subsidiaries operating outside of the United States are translated into U.S. dollars using average exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the U.S. dollar compared with that of our foreign customers’ currencies. Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s consolidated financial statements. Refer to Notes 15 and 16 to the Consolidated Financial Statements for more information concerning annual net sales invoiced from our facilities within the U.S. and outside of the U.S. and as a percentage of total net sales for the last three years, as well as net assets and the related functional currencies. For a further discussion concerning foreign currencies and risks related to foreign currencies, please refer to “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Employees: As of March 31, 2013, we had 3,154 employees, including 588 in the United States, 695 in Europe and 1,871 in Asia. As of March 31, 2013, 1,829 employees were engaged in manufacturing, 769 were engaged in administration, 406 were engaged in engineering and 150 were engaged in sales and marketing.

Our employees in the U.S., Europe and Asia are not covered by collective bargaining agreements. We believe our employee relations are good.

Environmental Matters: We are subject to comprehensive and changing foreign, federal, state, and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and hazardous wastes, the remediation of contamination associated with releases of hazardous substances, and requirements relating to climate change. We believe that we are in compliance in all material respects with current environmental requirements. Nevertheless, we use hazardous substances in our operations, and as is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties, we may be held liable, and may be required to pay the cost of remedying the condition. Additionally, as climate change regulations develop, the direct and indirect implications, including legal, technological, political and scientific costs, will continue to evolve the amount of any liability or added costs resulting from the foregoing matters and could be material.

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

Export/Import Compliance: We are required to comply with various export/import and economic sanctions laws, including:

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

Backlog: At March 31, 2013, the dollar amount of backlog orders believed to be firm was approximately $103,424. We include in backlog those orders that have been accepted from customers that have not been filled or shipped and are supported with a purchase order. It is expected that the majority of these orders will be shipped during the next 12 months. At March 31, 2012, our backlog of unfilled orders was approximately $94,633.

Working Capital: We maintain an adequate level of working capital to support our business requirements. There are no unusual industry practices or requirements relating to working capital items. Additionally, the Company continues to have the ability to generate positive operating cash flows and the ability to borrow to fund operations.

Seasonality: As a whole, there is no material seasonality in our sales. However, general economic conditions have an impact on our business and financial results, and certain end-use markets experience certain seasonality. For example, European sales are often lower in summer months and OEM sales are often stronger immediately preceding and following the introduction of new products.

Available Information: We maintain an Internet website at the following address: www.meas-spec.com. The information on or that may be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

Item 1A. Risk Factors

Careful consideration should be given to the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as the most important risk factors applicable to the Company, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions, geopolitical events, changes in laws or accounting rules, fluctuations in interest rates, terrorism, international conflicts, major health concerns, natural disasters, climate change or other disruptions of expected economic or business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition. An investment in our common stock is speculative in nature and involves a high degree of risk. No investment in our common stock should be made by any person who is not in a position to lose the entire amount of such investment.

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

Historically our operating results have been impacted by the general state of the worldwide economic conditions and downturns in those conditions resulting from, among other things, the U.S. financial crisis in 2008, the European debt crisis in 2010 and the worldwide slowdown in the second half of 2011, have adversely affected our expected operating results. The continued impact from, among other things, the euro-zone debt situation, the financial crisis affecting the banking system and financial markets and the uncertainty in global economic conditions have resulted in a tightening of the credit markets, a low level of liquidity in financial markets, decreased consumer confidence, high unemployment, and impacted corporate profits and capital spending. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and have caused, and may continue to cause, our customers to reduce spending on our products. We cannot predict the strength of the economic recovery or the Company’s success in managing any other significant related risks that we may encounter. If the economy or markets in which we operate experience continued weakness or deteriorate further, our business, financial condition and results of operations could be materially and adversely affected.

Continued fundamental changes in certain industries in which we operate have had and could continue to have adverse effects on our business.

Our products are sold to multiple industries. These are global industries, and they are experiencing various degrees of contraction, growth and consolidation. Customers in these industries are located in every major geographic market. As a result, our customers are affected by changes in global and regional economic conditions, as well as by labor relations issues, regulatory requirements, trade agreements and other factors. This, in turn, affects overall demand and prices for our products sold to these industries. In addition, many of our products are platform-specific—for example, sensors are designed for certain of our HVAC manufacturer customers according to specifications to fit a particular model. Our success may, to a certain degree, be connected with the success or failure of one or more of the manufacturers or industries to which we sell products, either in general or with respect to one or more of the platforms or systems for which our products are designed.

We may not be able to consummate future acquisitions or successfully integrate acquisitions into our business, indemnification provisions in our acquisitions agreements may not fully protect us and may result in unexpected liabilities, we may have to restructuring operations and the estimated fair value of acquisition related earn-out contingencies may change significantly and may result in volatility to our earnings.

We have made twenty one acquisitions since fiscal 2005. As a part of our business strategy, we may enter into additional business combinations and acquisitions, although acquisitions require lender approval under our credit agreement. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business and distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. Our inability to consummate acquisitions at our prior rate could negatively impact our growth rate. If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our growth strategy, and we may incur substantial expenses and devote significant management time and resources in seeking to complete proposed acquisitions that will not generate benefits for us.

In addition, with future acquisitions, we could use substantial portions of our available cash and availability under our credit facilities for all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause significant stockholder dilution. Our prior acquisitions and any future acquisitions may not ultimately help us achieve our strategic goals and may pose other risks to us, such as require restructurings with facility closures and consolidations. Conversely, we may not be able to consummate acquisitions at a similar rate as to the past, which could adversely impact our growth rate. Our ability to grow depends in part upon our ability to identify and successfully acquire and integrate companies and businesses at appropriate prices and realize anticipated cost savings. Risks associated with our restructurings include the risks of additional or unexpected restructuring costs, business disruption, losses of customers or key employees, not realizing expected benefits and savings from restructurings and other such related implications with restructurings

Changes in accounting or regulatory requirements or any deterioration in the credit markets could also adversely impact our ability to consummate acquisitions or change the accounting treatment for acquisitions. For example, as a result of the standards for accounting for Business Combinations, which were effective for the Company beginning April 1, 2009, we are required to expense certain acquisition-related items that under previous accounting were capitalized as part of the purchase price. Additionally, the Company has acquisition related contingent payment obligations which are based on certain financial thresholds for which the Company has recorded an estimate of the fair value as part of purchase price.  The estimated fair values for such earn-outs are based on a number of key assumptions and actual amounts could differ significantly and changes to such estimates are recorded to earnings.

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

We are subject to extensive regulation by U.S. and non-U.S. governmental entities and other entities at the federal, state and local levels, including the following:

•	Certain of our operations are subject to environmental laws and regulations in the jurisdictions in which they operate. We must also comply with various health and safety regulations in the U.S. and abroad in connection with our operations. We cannot give assurance that we have been or will be at all times in substantial compliance with environmental, health, employment and safety laws.

•	We are required to comply with various import laws and export control and economic sanctions laws, which may affect our transactions with certain customers, business partners and other persons, including in certain cases dealings with or between our employees and subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and/or technologies, and in other circumstances, we may be required to obtain an export license before exporting the controlled item. Compliance with the various import laws that apply to our businesses can restrict our access to, and increase the cost of obtaining, certain products and at times can interrupt our supply of imported inventory.

•	Exports of technology necessary to develop and manufacture certain of the Company’s products may be subject to U.S. export control laws and similar laws of other jurisdictions, and the Company may be subject to adverse regulatory consequences, including government oversight of facilities and export transactions, monetary penalties and other sanctions for violations of these laws. In certain instances, export control regulations may prohibit the Company from developing or manufacturing certain of its products for specific end applications outside the United States. In late May 2009, the Company became aware that certain of its piezo products when designed or modified for use with or incorporation into a defense article are subject the International Traffic in Arms Regulations ("ITAR") administered by the United States Department of State. Certain technical data relating to the design of the products may have been exported to China without authorization from the U.S. Department of State. As required by the ITAR, the Company conducted a thorough investigation into the matter. Based on the investigation, the Company filed a final voluntary disclosure in December 2009 with the U.S. Department of State relating to that matter, as well as to exports and re-exports of other ITAR-controlled technical data and/or products to Canada, India, Ireland, France, Germany, Italy, Israel, Japan, the Netherlands, South Korea, Spain and the United Kingdom, which disclosure has since been supplemented. In the course of the investigation, the Company also became aware that certain of its products may have been exported from France without authorization from the relevant French authorities. The Company investigated this matter thoroughly. In December 2009, the Company also voluntarily submitted to French customs authorities a list of products that may have required prior export authorization, which has since been supplemented to exclude certain products. The French authorities have confirmed no fine or penalty associated with the French export issues will be imposed because the French authorities consider the matter closed and the period of time for enforcement under the French statute of limitations expired in December 2012. The Company has taken steps to mitigate the impact of the potential ITAR violations, and we have strengthened our export-related controls and procedures. The U.S. Department of State and other regulatory authorities encourage voluntary disclosures and generally afford parties mitigating credit for submitting such voluntary disclosures. The Company nevertheless could be subject to potential regulatory consequences related to the possible ITAR violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and/or criminal penalties. It is not possible at this time to predict the precise timing or probable outcome of any potential regulatory consequences related to the possible ITAR violations. Moreover, due to the unpredictable nature of the probable outcome of the voluntary proceeding before the State Department, the Company cannot make a reasonable estimate of the possible loss or range of losses at this time.

•	Certain of our products are medical devices and other products that are subject to regulation by the U.S. Food and Drug Administration (“FDA”), by counterpart agencies of other countries and by regulations governing the management, storage, handling and disposal of hazardous or radioactive materials. Violations of these regulations, efficacy or safety concerns or trends of adverse events with respect to our products can lead to warning letters, declining sales, recalls, seizures, injunctions, administrative detentions, refusals to permit importations, suspension or withdrawal of approvals and pre-market notification rescissions. Our products and operations are also often subject to the rules of industrial standards bodies such as the International Standards Organization (ISO), and failure to comply with these rules can also adversely impact our business.

•	We also have agreements relating to the sale of products to government entities and are subject to various statutes and regulations that apply to companies doing business with the government. Our agreements relating to the sale of products to government entities may be subject to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending and other factors. We are also subject to investigation and audit for compliance with the requirements governing government contracts, including requirements related to procurement integrity, export control, employment practices, the accuracy of records and the recording of costs. A failure to comply with these requirements might result in suspension of these contracts and suspension or debarment from government contracting or subcontracting.

•	The Company and our suppliers may have to implement certain procedures and processes for tracking and reporting requirements mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act concerning certain minerals, commonly referred to as “conflict minerals” originating from the Democratic Republic of Congo and adjoining countries, used in our products. The implementation of these requirements could adversely impact the availability of certain minerals used in our products, such as gold, and result in additional costs.

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

Pressure by our customers to reduce prices may adversely affect our net sales or profit margins.

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

We have a significant amount of deferred tax assets, mainly resulting from previously incurred net operating loss carry-forwards (“NOLs”). Accounting guidance for valuation allowances for deferred tax assets is strictly based on the evaluation of positive and negative evidence which can be objectively verified as to whether it is more likely than not the NOLs will be utilized, and if positive evidence does not outweigh negative evidence, a valuation allowance is required. Based on such assessment, we may have to record valuation allowances for deferred tax assets. Impairment of deferred tax assets may result from, among other things, deterioration in our performance, significant negative industry or economic trends, adverse changes in laws or regulations, decrease in projected future cash flows, and a variety of other factors. In the future, we may have an impairment of deferred tax assets, which could result in material impairment charges causing an adverse impact on our earnings and financial condition.

If we cannot obtain sufficient quantities of materials, components and equipment for our manufacturing activities on a timely basis and at competitive pricing and quality, or if our manufacturing capacity does not meet demand, our business and financial results will suffer.

We purchase materials, components and equipment from third parties for use in our manufacturing operations. Some of our businesses purchase their requirements of certain of these items from sole or limited source suppliers. If we cannot obtain sufficient quantities of materials, components and equipment at competitive prices and quality and on a timely basis, especially within the current challenging economic environment, we may not be able to produce sufficient quantities of product to satisfy market demand, product shipments may be delayed or our material or manufacturing costs may increase. In addition, because we cannot always immediately adapt our cost structures to changing market conditions, our manufacturing capacity may at times exceed our production requirements and potentially result in restructurings with facility closures and consolidations, or fall short of our production requirements. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise adversely affect our business and financial results.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Hampton, Virginia in a leased facility. Worldwide, we have fifteen primary manufacturing facilities, and five additional locations for sales and marketing and research and development activities. Seven factories located in the U.S., China, Ireland, France and Scotland with an aggregate of approximately 400,000 square feet are owned by us. The remaining sites with an aggregate of approximately 400,000 square feet are leased by us. Of these manufacturing, sales and marketing, research and development, and administrative and distribution locations, eight are located in the U.S.A., nine in Europe and three in Asia. We manufacture a large portion of our sensor products in Shenzhen, China. We consider our facilities suitable and adequate for the purpose for which they are used and we do not anticipate difficulty in renewing existing leases as they expire or in finding other facilities. The Company’s manufacturing facilities taken as a whole, currently operate moderately below full capacity. We believe our current manufacturing base offers additional capacity to support higher revenues. The Company is constructing a new facility in China, which will replace an existing leased facility. Please refer to Note 14 in the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information with regard to our lease commitments.

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

The Company is planning to close its manufacturing facility in Scotland by consolidating this operation with other MEAS sites. The Company owns the 15,500 square foot facility in Scotland. For a further discussion concerning restructurings, please refer to Note 13 to the Consolidated Financial Statements.

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

Item 4. Mine Safety Disclosures

Not applicable

Executive Officers of the Registrant: The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 19, 2013, including the information set forth under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2013.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(A) Market Information: Our common stock, no par value, is traded on The NASDAQ Global Market under the symbol MEAS. The following table presents high and low sales prices of our common stock as reported on the NASDAQ for the periods indicated:

23

	2013		2012
	HIGH	LOW	HIGH	LOW

First quarter	$36.63	$30.76	$38.98	$30.91
Second quarter	34.75	27.40	37.00	23.55
Third quarter	35.13	28.77	33.00	24.93
Fourth quarter	40.08	33.22	35.19	27.71

(B) Approximate Number of Holders of Common Stock: At May 21, 2013, there were approximately 46 shareholders of record of our common stock and there were approximately 23,992 beneficial shareholders.

(C) Dividends: We have not declared cash dividends on our common equity. We intend to retain earnings to support our growth strategy and we do not anticipate paying cash dividends in the foreseeable future. The payment of dividends is restricted under our Senior Secured Credit Facility. Under our Senior Credit Agreement, the Company is limited to a cumulative amount of $15,000 for payments related to dividends.

At present, there are no material restrictions on the ability of our Hong Kong or European subsidiaries to transfer funds to us in the form of cash dividends, loans, advances, or purchases of materials, products or services. Chinese laws and regulations, including currency exchange controls, restrict distribution and repatriation of dividends by our China subsidiary.

(D) Securities Authorized for Issuance under Equity Compensation Plans: See “Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for information about our equity compensation plans.

(E) Performance Graph: The following graph compares our cumulative total stockholder return since March 31, 2008 with the Russell 2000 Index and SIC Code 3823 peer group index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100.00 on March 31, 2008.

	March 31, 2008	March 31, 2009	March 31, 2010	March 31, 2011	March 31, 2012	March 31, 2013

Measurement Specialties, Inc.	100.00	23.41	84.20	194.73	192.90	227.65
Russell 2000	100.00	62.50	101.72	127.96	127.73	148.55
SIC Code 3823	100.00	63.00	102.50	129.83	131.30	147.14

(F) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities: None.

(G) Purchases of Equity Securities by the Issuer and Affiliated Purchasers: On February 9, 2011, August 11, 2011 and August 14, 2012, the Company’s Board of Directors approved three repurchase programs authorizing the buy-back of up to $7,500, $6,500, and $7,000, respectively, of MEAS common stock. The Company completed the approved repurchase programs and acquired 245,048 shares in fiscal 2011, 229,911 shares in fiscal 2012 and 215,161 shares in fiscal 2013. The repurchase of the Company’s common stock is restricted by our Senior Secured Credit Agreement. As permitted by Amendment 1 dated May 4, 2011 under our Senior Secured Credit Agreement, payments by the Company related to stock buy-backs may not exceed the amount of proceeds received by the Company from the exercise of stock options to a cumulative amount of $60,000. Since April 1, 2010, the Company has made to date cumulative share buy-back payments totaling $21,000 and received cumulative proceeds from the exercise of stock options of approximately $28,000. In accordance with our bylaws as a New Jersey corporation, repurchased shares revert to authorized but unissued status.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	YEARS ENDED MARCH 31,
	2013	2012	2011	2010	2009
	(Amounts in thousands, except per share information)
Results of operations:
Net sales	$346,968	$313,204	$274,789	$205,028	$199,853
Income from continuing operations, net of income taxes	34,193	27,704	28,175	6,058	5,279
Income (loss) from discontinued operations, net of income taxes	-	-	-	(142)	-
Net income	34,193	27,704	28,175	5,916	5,279
Net cash provided by operating activities from continuing operations	47,706	42,620	33,906	29,200	20,751
Net cash used in investing activities from continuing operations	(41,056)	(67,230)	(36,584)	(5,405)	(26,570)
Net cash provided by (used in) financing activities from continuning operations	(2,745)	36,453	(291)	(23,116)	7,513

Per common share:
Income from continuing operations, net of income taxes:
Basic	$2.22	$1.84	$1.92	$0.42	$0.36
Diluted	2.12	1.74	1.84	0.41	0.36
Net Income:
Basic	2.22	1.84	1.92	0.41	0.36
Diluted	2.12	1.74	1.84	0.40	0.36

Cash dividends declared	-	-	-	-	-

Financial Position at Year-End:
Total assets	$445,542	$418,207	$329,766	$277,272	$285,437
Long-term and short-term debt, revolver, notes payable and acquisition earnouts	99,410	107,269	69,785	72,028	93,060
Shareholders' equity	280,324	243,017	209,069	166,996	157,276

The above table includes, as of the purchase date, acquisitions (See Note 5 to the Consolidated Financial Statements of the Company in this Annual Report on Form 10-K for a discussion regarding acquisitions). Fiscal 2009 includes $2,881 income tax expense for the valuation allowance related to foreign deferred tax assets and an adjustment for $500 to increase inventory balances related to a purchase accounting adjustment for the Intersema acquisition. Fiscal 2011 includes two tax items recorded during the quarter ended December 31, 2010: $2,890 income tax credit reducing income tax expense associated with the release of the valuation allowance on German deferred tax assets and $2,058 in additional income tax expense associated with the election to distribute certain undistributed earnings from the Company’s Irish subsidiary. Fiscal 2013 includes $4,384 in income related to fair value adjustments to acquisition earn-outs and $758 in restructuring costs related to Scotland and Cosense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except per share data)

Overview: Measurement Specialties, Inc. is a diversified sensor technology company and a global leader in the design, development and manufacture of sensors and sensor-based systems for original equipment manufacturers (“OEM”) and end users, based on a broad portfolio of proprietary technology and typically sold under the MEAS brand name. We believe we are among the leading manufacturers of sensor products in the markets we serve and we have a high degree of diversity when considering our geographic reach, broad range of products, number of end-use markets and breadth of customer base. The Company is a multi-national corporation with fifteen primary manufacturing facilities strategically located in the United States, China and Europe, enabling the Company to produce and market globally a wide range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for engine and vehicle, medical, general industrial, consumer and home appliance, military/aerospace, environmental water monitoring, and test and measurement applications. The Company’s products include sensors for measuring pressure, linear/rotary position, force, torque, piezoelectric polymer film sensors, custom microstructures, load cells, vibrations and acceleration, optical absorption, humidity, gas concentration, gas flow rate, temperature, fluid properties and fluid level. The Company’s advanced technologies include piezoresistive silicon, polymer and ceramic piezoelectric materials, application specific integrated circuits, MEMS, foil strain gauges, electromagnetic force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, anisotropic magneto-resistive devices, electromagnetic displacement sensors, hygroscopic capacitive structures, ultrasonic measurement systems, optical measurement systems, negative thermal coefficient (“NTC”) ceramic sensors, 3-6 DOF (degree of freedom) force/torque structures, complex mechanical resonators, magnetic reed switches, high frequency multipoint scanning algorithms and high precision submersible hydrostatic level detection. We compete in growing global market segments driven by demand for products that are smarter, safer, more energy-efficient, and environmentally-friendly. We deliver a strong value proposition to our customers through our willingness to customize sensor solutions, leveraging our innovative portfolio of core technologies and exploiting our low-cost manufacturing model based on our 18 year presence in China.

Executive Summary: Our vision is to be the supplier of choice to OEMs and select end-users for all their physical sensing needs. To that end, MEAS continues to expand our market position as a leading global sensor supplier. Over the past ten years, the Compounded Annual Growth Rate (“CAGR”) of our sales of 21% has exceeded overall market increases. (CAGR is calculated by taking the nth root of the total percentage growth rate, where n is the number of years in the period being considered or ($346,968 / $52,326)^(1/10)=21%). The Company’s strong recovery since fiscal 2010 reflects the positive returns from our significant investments in research and development for new programs and the approximately $330,000 invested since June 2004 through April 2013 in our 21 acquisitions, expanding our product offerings and geographic reach.

The Company remains focused on creating long-term shareholder value through continued development of innovative technologies and strengthening our market position by expanding customer relationships. To accomplish this goal, we continue to take measures we believe will result in sales performance in excess of the overall market and generation of positive adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”). A core tenant of our long-term strategy to increase profitability is to grow the size and scale of the Company in order to improve our leverage of SG&A expenses. Accordingly, we believe we can achieve 20% Adjusted EBITDA Margin (Adjusted EBITDA as a percent of Net Sales) in fiscal 2014 and improve this metric as we grow sales at a higher rate than costs in fiscal 2015 and beyond. Additionally, as previously announced, we have negotiated an insourcing agreement with Sensata, our largest customer, that establishes minimum, declining volumes with MEAS through December 2015. Given Sensata carries a lower gross margin than our average, the decline in Sensata sales will improve our overall mix and associated margin. We expect this mix shift to improve our Adjusted EBITDA margin by 200 to 250 bps over the next three years. We have implemented aggressive actions that continue to position the Company for future growth in sales and profitability, all of which we ultimately expect to translate to enhanced shareholder value. As part of these continued measures to improve profitability, the Company has started implementing a restructuring to consolidate the Company’s manufacturing operations in Scotland to other MEAS sites, which is expected to, among other things, improve operational efficiencies. The Company expects to record approximately $1,600 in restructuring charges associated with the restructuring of its Scotland operations; however, the Company expects to realize annual cost efficiencies of approximately $1,600 beginning in fiscal 2015. For a further discussion concerning the restructuring, please refer to Note 13 to the Consolidated Financial Statements. We believe we continue to have one of the strongest product development pipelines in the history of the Company, which we expect to lay the foundation for future sales growth. Research and development will continue to play a key role in our efforts to maintain product innovations for new sales and to improve profitability. Our broad range of products and geographic diversity provide the Company with a variety of opportunities to leverage technology, products, manufacturing base and our financial performance.

Acquisitions are a key component of the Company’s growth strategy. Consistent with this strategy, the Company made six acquisitions since April 1, 2011. On April 17, 2013, the Company acquired the capital stock of Spectrum, a leader in the design and manufacture of custom temperature probes, high reliability encoders and inertial sensors. On October 1, 2012, the Company acquired certain assets of RTD, a designer and manufacturer of temperature sensors and probes based in Ham Lake, Minnesota. On April 2, 2012, the Company acquired the assets of Cosense, a Long Island, New York based manufacturer of ultrasonic sensors and switches used in semiconductor, medical, aerospace and industrial applications. On October 31, 2011, the Company completed the acquisition of all of the capital stock of Timesquest Limited, a holding company and the sole shareholder of Gentech, a designer and manufacturer of position sensors used largely for tank liquid level measurement, including urea tank level in heavy truck SCR systems sensor based in Ayrshire, Scotland. On September 30, 2011, the Company purchased the stock of Celesco, a manufacturer of a range of position sensors, including short and long stroke “string pot,” linear potentiometer and rotary sensors. On July 8, 2011, the Company purchased the assets of Eureka, a manufacturer of a multi-probe sensor for monitoring water quality.

Trends: There are a number of trends that we expect to materially affect our future operating results, including changing global economic conditions with the resulting impact on our sales, profitability, and capital spending, changes in foreign currency exchange rates relative to the U.S. dollar, shifts in our taxable income between tax jurisdictions and the resulting impact on our overall effective tax rate, changes in our debt levels and applicable interest rates, and prices of raw materials and other costs, such as labor. Additionally, our earnings could be impacted by changes in the fair value of acquisition earn-out contingencies and furthermore, sales and results of operations could be impacted by additional acquisitions and the impact of restructurings.

Overall, the Company expects solid sales growth for fiscal 2014, in spite of the impact of an in-sourcing arrangement with Sensata and the continued effect on sales since many customers remain cautious due to challenging economic conditions with, among other factors, the euro-zone debt crisis and continued slow economic growth in certain markets. As discussed in Item 2 of our Quarterly Report on Form 10-Q filed on February 5, 2013, the Company has worked closely with Sensata, our largest customer and a large automotive supplier, on an in-sourcing program, whereby a majority of our business will be manufactured by Sensata under a royalty arrangement. The agreement with Sensata is expected to result in an overall improvement in our gross margins by approximately 200 to 250 basis points over the next two to three years. The impact on our sales in fiscal 2014 is expected to be a decrease of approximately $5,000 in net sales. As a result of continued limited customer visibility in product demand and the impact of the long-term supply agreement with Sensata, we have set our outlook for sales accordingly: Including acquisitions made in fiscal 2013 and the recent acquisition of Spectrum made in April 2013, the Company expects to generate sales of approximately $400,000 to $405,000 for fiscal 2014.

We remain positive with regard to sales contribution coming from product developments and expect solid contributions over the next several years driven by key development programs, including urea level/quality sensors, digital temperature sensors and new barometric pressure sensors, which we have discussed on our past several investor calls. One key development program in particular relates to increased diesel emission standards. All diesel truck (and eventually passenger car) OEMs are migrating to selective catalytic reduction systems (SCR), which inject urea into the exhaust stream to reduce NOx emissions. We expect OEMs to implement urea quality sensors over the next 3 years in the U.S. In Europe, to achieve new standards set in euro 6c (in 2016), we believe EU OEMs will integrate urea quality monitoring (as well as push for continuous level in tank) as ways to improve system efficiency and close the monitoring/dosing loop. China is several years behind U.S. and EU emission standards, so requirements for urea quality in China should phase in after 2016.

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

Quarter Ended	Net Sales	Quarterly Adjusted EBITDA*	Quarterly Adjusted EBITDA* Margin	Income (Loss) from Continuing Operations **	Interest	Foreign Currency Exchange Loss (Gain)	Depreciation and Amortization	Income Taxes	Share-based Compensation	Other*
3/31/2011	$76,766	$15,691	20%	$8,330	$650	$305	$3,667	$1,383	$1,356	$-
6/30/2011	$77,184	$15,277	20%	$8,008	$579	$399	$3,520	$1,453	$1,245	$73
9/30/2011	$73,243	$13,685	19%	$6,656	$548	$(378)	$3,581	$1,630	$1,254	$394
12/31/2011	$76,341	$13,057	17%	$4,695	$806	$27	$4,847	$1,187	$1,162	$333
3/31/2012	$86,436	$16,625	19%	$8,345	$642	$(222)	$4,787	$1,883	$602	$588
6/30/2012	$88,613	$17,150	19%	$8,568	$722	$39	$4,388	$2,566	$856	$11
9/30/2012	$87,758	$17,671	20%	$10,406	$662	$202	$4,316	$3,503	$1,388	$(2,806)
12/31/2012	$81,628	$14,015	17%	$6,096	$688	$(7)	$4,523	$1,075	$1,500	$140
3/31/2013	$88,969	$16,168	18%	$9,123	$621	$(345)	$4,659	$1,202	$989	$(81)

* - Adjusted EBITDA = Income from Continuing Operations before Interest, Foreign Currency Exchange Loss (Gain), Depreciation and Amortization, Income Taxes, Share-based Compensation and Other. Other represents legal fees incurred related to certain International Traffic in Arms Regulations matters, professional fees related to acquisitions, impairment of asset held for sale, restructuring and fair value adjustments to earn-out contingencies. Adjusted EBITDA Margin = Adjusted EBITDA divided by Net Sales. For the quarter ended September 30, 2012, professional fees were $185, impairment of asset held for sale $489, restructuring costs of $242 and income from the fair value adjustments to earn-out contingencies was $3,722. For the quarter ended December 31, 2012, restructuring costs totaled $120 and professional fees were $20. For the quarter ended March 31, 2013, restructuring costs totaled $396, professional fees were $185 and income from fair value adjustments to earn-outs of $662.

The primary factors that impact our costs of sales include production and sales volumes, product sales mix, foreign currency exchange rates, changes in the price of raw materials, China wage rate increases and the impact of various cost control measures. Although we expect continued pressures on our gross margins given our expectation that costs, including raw material and labor costs, will increase, we expect product mix to improve, largely due to lower Sensata sales and sales growth of other more profitable product lines, and expect to continue to increase leverage of our fixed manufacturing overhead. Also impacting our costs, as part of the Company’s ongoing efforts to review our business for opportunities to reduce operating expenses and leverage core competencies, the Company has started implementing a restructuring to consolidate all of the Company’s manufacturing operations in Scotland to other MEAS sites. The restructuring includes initiatives designed to centralize certain operating activities, and is expected to, among other things, improve operational efficiencies and performance. The Scottish restructuring could change but is expected to be implemented over the next 12 to 24 months. Costs associated with this restructuring will include payments for severance charges, costs for termination of benefits and other related activities, in addition to possible contract termination, all of which will be reported in the statement of operations as restructuring costs. At March 31, 2013, the Company recorded a liability for an estimate of $396 for severance costs related to the facility closure in Scotland, and the Company expects to incur additional severance costs with the Scottish restructuring plan of approximately $800 during the next twelve months. Costs for the Scottish restructurings incurred through March 31, 2013 total $396, and total cumulative restructuring costs are expected to total approximately $1,600. For a further discussion concerning the Scottish restructuring, please refer to Note 13 to the Consolidated Financial Statements. We expect our overall gross margins, excluding costs associated with the restructuring in Scotland, to range from approximately 41% to 43%, during fiscal 2014, though gross margins for certain quarters could be outside this expected range. As with all manufacturers, our gross margins are sensitive to the overall volume of business (i.e., economies of scale) in that certain costs are fixed. During the year ended March 31, 2013, the RMB appreciated approximately 0.7%, and during fiscal 2012, the RMB appreciated approximately 3.6% relative to the U.S. dollar. There are indications this trend may continue in the near term. We estimate in 2014 for every 10% increase in the value of the RMB relative to the U.S. dollar, our gross margins decline by approximately $3,805.

Total selling, general and administrative expenses (“Total SG&A”) as a percentage of net sales were higher in fiscal 2013 as compared to the prior year, mainly reflecting increases in acquisition related expenses and amortization of acquired intangible assets, as well as restructuring costs. Long-term, the Company plans to continue to control costs and leverage our SG&A expenses by growing sales at a higher rate than SG&A expenses. As a percent of sales, Total SG&A was approximately 29.3%, 28.7% and 28.6% in fiscal years 2013, 2012 and 2011, respectively. In 2014, we expect a decrease in our SG&A expenses as a percentage of net sales, assuming no new acquisitions, mainly due to higher sales, which we expect to be partially offset by continued investment in R&D for new programs, increased amortization expense from recent acquisitions and restructuring costs.

Amortization of acquired intangible assets and deferred financing costs increased over the past three years mainly due to acquisitions. Amortization is disproportionately loaded more in the initial years of the acquisition, and therefore amortization expense is higher in the quarters immediately following a transaction, and declines in later years based on how various intangible assets are valued and the differing useful lives for which the respective intangible assets are amortized. For example, backlog is amortized over a period less than 1 year and patents are amortized over a weighted average life of 15 years. Amortization of acquired intangible assets for fiscal 2014 is expected to approximate the level of amortization expense in fiscal 2013, excluding amortization of intangible assets acquired in business acquisitions in fiscal 2014 and no significant changes in foreign currency exchange rates.

In addition to margin exposure, the Company also has foreign currency exchange exposures related to balance sheet accounts. When foreign currency exchange rates fluctuate, there is a resulting revaluation of assets and liabilities denominated and accounted for in foreign currencies other than the subsidiary’s functional currency, resulting in foreign currency exchange (“fx”) losses or gains. For example, our Swiss company, which uses the Swiss franc or “CHF” as its functional currency, holds cash denominated in foreign currencies (U.S. dollar and Euro). As the Swiss franc appreciates against the U.S. dollar and/or Euro, the cash balances held in those denominations are devalued when stated in terms of Swiss francs. These fx transaction gains and losses are reflected in our “Foreign Currency Exchange Gain or Loss.” Aside from cash, our foreign and domestic entities hold receivables and payables in foreign currencies. Foreign currency exchange losses or gains due to the revaluation of local subsidiary balance sheet accounts with realized and unrealized fx transactions fluctuated from a loss last year to a net gain this year. During the year ended March 31, 2013, the Company recorded net fx gain of $110, which reflects fx gains in Europe resulting from the fluctuation of the Euro relative to the U.S. dollar offset by fx losses in Asia with the appreciation of the RMB. We recorded net fx gains of $175 in 2012 and net fx losses of $439 in 2011. The Company’s operations outside of the U.S. and the volume of business denominated in other currencies have expanded over the years from acquisitions. We expect to see continued fx losses or gains associated with volatility of foreign currency exchange rates.

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

We believe the Company has a relatively low overall effective cash tax rate with the utilization of our NOLs, as well as an overall low effective tax rate due to the low tax rates afforded to the Company in several tax jurisdictions in which we operate, including China, Ireland and Switzerland. Our overall effective tax rate will continue to fluctuate as a result of the shift in earnings among the various taxing jurisdictions in which we operate and their varying tax rates. This is particularly challenging due to the different timing and rates of economic activity around the world. We expect our 2014 overall estimated effective tax rate without discrete tax adjustments to range from approximately 21% to approximately 24%, an increase as compared to the prior year. The increase in the estimated overall effective tax rate mainly reflects a higher proportion of taxable earnings to tax jurisdictions with higher tax rates. The overall estimated effective tax rate is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely, but are subject to change.

The Company’s subsidiary in China, MEAS China, received approval from the Chinese authorities for High New Technology Enterprise (“HNTE”) status through December 31, 2014. HNTE status decreased the tax rate for MEAS China from 25% to 15%. To qualify for this reduced rate the Company must continue to meet various criteria in regard to its operations related to sales, research and development activity, and intellectual property rights. If the Company does not continue to receive HNTE status, the Company’s income tax rate in China would increase to 25%.

The Company plans to continue investing in various capital projects in fiscal 2014 to generate higher sales in new and expanded programs, and expects these expenditures to range between 3.5% and 4.5% of sales. This range of expected capital expenditures excludes investments in the new Greenfield manufacturing facility in China and other such facility investments, such as the purchase of a facility to replace a leased facility or to expand an existing facility. There is no specific timeline or commitment to acquire a facility, but the Company does from time to time contemplate making such facility investments. The Company’s investment in the new Greenfield manufacturing facility in Chengdu, China will continue through fiscal 2016. The Chengdu facility is expected to be cost approximately $6,000, excluding VAT, of which $371 has been incurred to date. As part of the transition to new facility, the Company expects to temporarily increase certain inventory levels.

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

In the fourth quarter of fiscal 2012, the Company concluded it had a triggering event requiring assessment of impairment since the former PSI facility had not been sold and overall economic trends and market conditions not being positive for commercial real estate. As a result, the Company reviewed the asset for impairment and recorded a $400 impairment charge. Based on continued softening of the real-estate market in Hampton, Virginia, the Company re-assessed the market value of the asset held for sale and as a result, the Company recorded an additional impairment charge of $489 during the three months ended September 30, 2012 to write-down the asset to its estimated fair value. The inputs utilized in the analysis are classified as Level 2 inputs within the fair value hierarchy as defined in the related accounting standards for fair value measurements and disclosures. The carrying value of the former PSI facility is $940 as of March 31, 2013, and approximates fair value less cost to sell.

Changes in Our Business

Acquisitions, Divestures and Restructurings: As described in the Executive Summary above, the Company made six acquisitions through April 2013 since April 1, 2011.

See “Item I. Business” of this Annual Report on Form 10-K for further details concerning the sale of the Consumer segment to Fervent Group Limited (FGL), effective December 1, 2005. Accordingly, the related financial statements detailed in “Item 6. Select Financial Data” of this Annual Report on Form 10-K for the Consumer segment are reported as discontinued operations. All comparisons in Management’s Discussion and Analysis for consolidated statements of operations and consolidated statements of cash flows for each of the fiscal years ended March 31, 2013, 2012 and 2011, and consolidated balance sheets as of March 31, 2013 and 2012, exclude the results of these discontinued operations.

The Company has started implementing a restructuring to consolidate all of the Company’s manufacturing operations in Scotland to other MEAS sites. These restructuring activities are expected to, among other things, improve operational efficiencies. For a further discussion concerning the Scottish restructuring, please refer to Note 13 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards: In June 2011, the FASB issued new accounting standards for reporting comprehensive income. The new accounting standards revise only the presentation of comprehensive income in financial statements and require that net income and other comprehensive income be reported either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Presentation of components of comprehensive income in the statements as changes in stockholders’ equity will no longer be allowed. In December 2011, the FASB issued an amendment to the new accounting standards for reporting comprehensive income with the Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive, which defers the changes that relate to the presentation of reclassification adjustments. These new reporting requirements were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which is the Company’s 2013 fiscal year. Early adoption of the standard was permitted. The Company applied the new reporting requirements effective April 1, 2012.

In September 2011, the FASB issued new guidance on testing goodwill for impairment. Entities will have an option of performing a qualitative assessment before calculating the fair value of their reporting units. If, based on the qualitative assessment, an entity concludes it is more likely than not that the fair value of the reporting unit exceeds its carrying value, quantitative testing for impairment is not necessary. The new accounting standard is applicable for goodwill impairment testing performed in years beginning after December 15, 2011 and early adoption is permitted. The Company applied the new reporting requirements effective April 1, 2012.

Recently Issued Accounting Pronouncements: In February 2013, the FASB issued new accounting standards for reporting of amounts reclassified out of accumulated other comprehensive income. Under this standard, entities will be required to disclose additional information with respect to changes in accumulated other comprehensive income (“AOCI”) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income (for example, unrealized gains or losses on available for sale marketable securities) as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, disclosure in one location would be required, based upon each specific AOCI component, of the amounts impacting individual income statement line items. Disclosure of the income statement line item impacts will be required only for components of AOCI reclassified into income in their entirety. Therefore, disclosure of the income statement line items affected by AOCI components such as net periodic benefit costs would not be included. The disclosures required with respect to income statement line item impacts would be made in either the notes to the consolidated financial statements or parenthetically on the face of the financial statements. The Company will apply these new accounting standards effective beginning April 1, 2013. Since this standard only impacts presentation and disclosure requirements, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

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

Management assesses goodwill for impairment at the reporting unit level on an annual basis at fiscal year-end or more frequently under certain circumstances. The goodwill impairment test is a two step test. Under the first step, the fair value of the reporting unit is compared to its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit, and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using the implied fair value approach or a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed and goodwill is not impaired.

In evaluating goodwill for impairment, the fair value of the Company’s reporting unit was determined using the implied fair value approach for fiscal years ended March 31, 2013, 2012 and 2011. The implied fair value approach consists of comparing the Company’s market capitalization to the Company’s book value, and if the market capitalization exceeds book value, there is no impairment of goodwill. Based on our analyses and the applicable guidelines, there was no impairment of the Company’s goodwill at March 31, 2013, 2012, and 2011.

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

Management assesses the recoverability of long-lived assets whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review:

•	Significant underperformance relative to historical or projected future operating results;
•	Significant negative industry or economic trends;
•	Decision to restructuring a site;
•	Significant decline in stock price for a sustained period; and
•	Significant change in market capitalization relative to net book value.

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

There were no indicators of potential impairment in 2013 and 2012 requiring impairment charges, except for that relating to the asset held for sale, as previously discussed in the above section concerning asset held for sale.

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

Share-Based Payments: The Company has five active share-based compensation plans, which are more fully described in Note 12 to the Consolidated Financial Statements of the Company in this Annual Report on Form 10-K.

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

Results of Operations

Fiscal Year Ended March 31, 2013 Compared To Fiscal Year Ended March 31, 2012

Analysis of Consolidated Statement of Operations: The following is a discussion and analysis of the Company’s consolidated statement of operations in comparing fiscal 2013 to fiscal 2012. For further details regarding certain trends and expectations, please refer to the Executive Summary and Trend sections earlier in “Item 7. Management Discussion and Analysis” of our Form 10-K.

The following table sets forth certain items from operations in our consolidated statements of operations for the years ended March 31, 2013 and 2012, respectively:

	Years ended March 31,			Percent
	2013	2012	Change	Change
Net sales	$346,968	$313,204	$33,764	10.8
Cost of goods sold	204,879	187,323	17,556	9.4
Gross profit	142,089	125,881	16,208	12.9
Operating expenses:
Selling, general, and administrative	87,686	77,704	9,982	12.8
Non-cash equity based compensation	4,733	4,264	469	11.0
Amortization of acquired intangibles and deferred financing costs	8,360	7,995	365	4.6
Restructuring costs	758	-	758	100.0
Total selling, general and administrative expenses	101,537	89,963	11,574	12.9
Operating income	40,552	35,918	4,634	12.9
Interest expense, net	2,693	2,574	119	4.6
Foreign currency exchange gain	(110)	(175)	65	(37.1)
Equity income in unconsolidated joint venture	(656)	(806)	150	(18.6)
Impairment of asset held for sale	489	400	89	22.3
Acquisition earn-out contingency adjustment	(4,384)	-	(4,384)	100.0
Other expense (income)	(19)	68	(87)	(127.9)
Income before income taxes	42,539	33,857	8,682	25.6
Income tax expense	8,346	6,153	2,193	35.6
Net income	$34,193	$27,704	$6,489	23.4

As part of our discussion and analysis, the following table summarizes certain items in our consolidated statements of income as a percentage of net sales.

	Years ended March 31 ,
	2013	2012	Change
Net sales	100.0%	100.0%	-
Cost of goods sold	59.0%	59.8%	(0.8)
Gross profit	41.0%	40.2%	0.8
Operating expenses:
Selling, general, and administrative	25.3%	24.8%	0.5
Non-cash equity based compensation	1.4%	1.4%	-
Amortization of acquired intangibles and deferred financing costs	2.4%	2.6%	(0.2)
Restructuring costs	0.2%	0.0%	0.2
Total selling, general and administrative expenses	29.3%	28.7%	0.6
Operating income	11.7%	11.5%	0.2
Interest expense, net	0.8%	0.8%	-
Foreign currency exchange gain	0.0%	-0.1%	0.1
Equity income in unconsolidated joint venture	-0.2%	-0.3%	0.1
Impairment of asset held for sale	0.1%	0.1%	-
Acquisition earn-out contingency adjustment	-1.3%	0.0%	(1.3)
Other expense	0.0%	0.0%	-
Income before income taxes	12.3%	10.8%	1.5
Income tax expense	2.4%	2.0%	0.4
Net income	9.9%	8.8%	1.1

Net sales: For the year ended March 31, 2013, net sales totaled $346,968, and represented an increase of $33,764 or 10.8% over last year. Organic sales, defined as net sales excluding sales attributed to the Eureka, Celesco, Gentech, Cosense and RTD acquisitions of $45,025 for the year ended March 31, 2013 and excluding sales of $16,397 attributed to Eureka, Celesco and Gentech for the year ended March 31, 2012, increased $5,136 or 1.7%. Sales increases were in all sensor product lines, except optical, position, vibration and temperature, with the largest increases in sales to humidity, pressure, piezo and Sensata. The overall increase in organic sales is mainly due to new sales from broader product adoptions and new programs, partially offset by weak macro-economic environmental conditions and the translation decrease in sales from changes in foreign currency exchange rates. The increase in sales to Sensata was not as high as the prior year, and sales to Sensata are expected to decline in future periods due to a customer insourcing program whereby a majority of our Sensata business will be manufactured by Sensata under a royalty arrangement. Also impacting sales is the continued uncertainty and cautiousness with customers across most markets, particularly with the financial instability in Europe.

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

Partially offsetting the increase in sales is the translation decrease in sales resulting from changes in foreign currency exchange rates. If the average U.S. dollar / Euro exchange rate had not changed during the twelve months ended March 31, 2012 as compared to the twelve months ended March 31, 2012, the Company’s organic net sales would have been higher by approximately $5,265. Since a portion of the Company’s sales are denominated in Euros and translated into U.S. dollars, there can be a translation decrease or a translation increase in the Company’s net sales depending on changes in exchange rates. The U.S. dollar appreciated relative to the Euro in comparing average exchange rates for the twelve months ended March 31, 2013 to the twelve months ended March 31, 2012. For example, €1,000 is translated to $1,287 based on the twelve month weighted average exchange rate ended March 31, 2013, but the same €1,000 is translated to $1,383 using twelve month average exchange rate ended March 31, 2012.

Gross margin: Gross margin (gross profit as a percent of net sales) increased to approximately 41.0% from approximately 40.2%. The increase in gross margin is mainly due to, among other factors, improved product sales mix and lower scrap, partially offset by increases in direct labor costs and the appreciation of the RMB. The Company sold a larger proportion of products with higher gross margins as compared to the prior year, mainly reflecting the increase in sales from acquisitions and the decline in the proportionate level of sales to Sensata. In comparing fiscal 2013 to 2012, the RMB appreciated approximately 0.7% relative to the U.S. dollar. This translates to an annualized decrease in profits of approximately $266 based on an estimate decrease in our operating income of approximately $3,805 for every 10% appreciation of the RMB against the U.S. dollar.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability and cost of raw materials, foreign currency exchange rates, and other factors.

Selling, general and administrative: Overall, total selling, general and administrative (“SG&A”) expenses increased $11,574 or 12.9% to $101,537. Organic SG&A costs, defined as total SG&A excluding SG&A costs associated with the Eureka, Celesco, Gentech, Cosense and RTD acquisitions and acquired intellectual property from Sentelligence of $13,589 for the year ended March 31, 2013, and approximately $5,681 in SG&A costs associated with Eureka, Celesco, Gentech and Sentelligence for the year ended March 31, 2012, increased $3,666 or 4.3%. The increase in organic SG&A mainly reflects increases in research and development (“R&D”) costs, lower customer funding and higher compensation costs, including wages and non-cash equity based compensation, as well as restructuring-related costs. The increase in R&D costs is mostly due to the Company’s continued investment in new programs. The decrease in customer funding of tooling and other R&D is due to a variety of factors, including economic factors with the largest decreases in Europe and Asia, as well the completion of a number of non-recurring development programs during the prior year. The increase in compensation is due to, among other things, higher headcount and higher compensation levels, including non-cash equity based compensation, as part of the Company’s overall growth.

Total SG&A expenses as a percent of net sales was approximately 29.3%, as compared to 28.6% last year.

Non-cash equity based compensation: Non-cash equity based compensation increased $469 to $4,733. The increase in non-cash equity based compensation is due to the increase in the quantity of options and awards granted during the current year as compared to the prior year. Total compensation cost related to share based payments not yet recognized totaled $4,889 at March 31, 2013, which is expected to be recognized over a weighted average period of approximately 1 year.

Amortization of acquired intangible assets and deferred financing costs: Amortization of acquired intangible assets and deferred financing costs increased $365 to $8,360 as compared to $7,995 the same period last year. The increase in amortization expense is mainly because of the acquisitions of Cosense and RTD (“2013 Acquisitions”).

Restructuring costs: As part of the Company’s ongoing efforts to review our business for opportunities to reduce operating expenses and leverage core competencies, the Company completed the restructuring of operations of Cosense in 2013 and the Company started implementing plans to consolidate all of the Company’s manufacturing operations in Scotland to other MEAS sites. The Company completed in 2013 the consolidation of the manufacturing operations of Cosense from New York to Virginia, which included $362 in severance related costs. The Scottish restructuring includes initiatives designed to centralize certain operating activities, and is expected to, among other things, improve operational efficiencies and performance. This restructuring is expected to be implemented over the next 12 to 24 months. Costs associated with this restructuring will include payments for severance charges, costs for termination of benefits and other related activities, in addition to possible contract termination, all of which will be reported in the statement of operations costs. The announcement to employees for the closure of the facility in Scotland was made in March 2013. At March 31, 2013, the Company recorded a liability for an estimate of $396 for severance costs related to the facility closure in Scotland, and the Company expects to incur additional costs with the Scottish restructuring of approximately $1,200. For further details concerning the Scottish restructuring, please refer to Note 13 to the Consolidated Financial Statements.

Interest expense, net: Interest expense increased $119 to $2,693 from $2,574. The increase in interest expense is primarily due to the increase in borrowings, which was partially offset by the decrease in average interest rates. Total average outstanding debt increased to approximately $105,486 for the year ended March 31, 2013 as compared to $86,811 for the year ended March 31, 2012, mainly reflecting additional borrowing to fund the 2013 Acquisitions. The 2013 Acquisitions had a lower purchase price than the acquisitions in 2012. Interest rates declined to approximately 2.6% for the year ended March 31, 2013 from about 3.1% last year. The decrease in interest rates mainly reflects improved pricing with the amendment to the Senior Secured Credit Facility effective November 8, 2011. Additionally, interest costs of approximately $37 and $41 were capitalized in 2013 and 2012, respectively, with the construction of the new facilities in France and China.

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

The increase in the foreign currency exchange gain is mainly due to the foreign currency exchange gains recorded with the favorable fluctuations of the European currencies relative to the U.S. dollar with the Company’s European operations, partially offset by the lower foreign exchange losses with the fluctuation of the RMB relative to the U.S. dollar. The Company continues to be impacted by volatility in foreign currency exchange rates, including the impact of the fluctuation of the U.S. dollar relative to the Euro, Swiss franc and British pound, as well as the appreciation of the RMB relative to the U.S. dollar.

Impairment of asset held for sale: During the three months ended September 30, 2012, the Company recorded an impairment charge of $489 to write-down the carrying value of the former PSI facility. The carrying value of the asset held for sale is $940 as of March 31, 2013, and approximates fair value less cost to sell.

Acquisition earn-out contingency gain: The fair value of acquisition earn-out contingencies is based on expectations and other such estimates related to the specific earn-out target, all of which are subject to modification with changing circumstances until the contingency is resolved. The fair value of acquisition earn-out contingencies is determined using a modeling technique with significant unobservable inputs calculated using a probability-weighted income approach. Key assumptions include discount rates for present value factor, which are based on industry specific weighted average cost of capital, adjusted for, among other things, time and risk, as well as forecasted annual earnings before interest, taxes, depreciation and amortization and forecasted annual revenues over the life of the earn-outs. Adjustments to the fair value of earn-outs are recorded to earnings with that portion of the adjustment relating to the time value of money as interest expense and the non-interest portion of the change in earn-outs as a separate non-operating item in the statement of operations. As a result of the assessment of actual and projected earnings and sales scenarios, the Company determined that Eureka’s earnings and Gentech’s sales were expected not to reach estimated earn-out levels. Accordingly, the Company recorded fair value adjustments totaling $2,191 and £1,387, or approximately $2,193, respectfully, eliminating the acquisition earn-out liabilities for Eureka and Gentech, and recognized the adjustments in the Consolidated Statements of Operations.

Income Taxes: Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in the Company’s financial statements. The Company records the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.

The Company’s effective tax rate (“ETR”) can be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities, the results of audits and examinations of previously filed tax returns, the implementation of tax planning strategies and changes in tax laws. As detailed in Note 10 to the Consolidated financial statements of the Company in this Annual Report on Form 10-K, the Company’s effective tax rate for 2013 differs from the United States federal statutory rate of 35% is primarily a result of lower effective tax rates on certain earnings from operations outside of the United States. No provisions for United States income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States.

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

Income tax expense for the year ended March 31, 2013 increased $2,193 to $8,346 from $6,153 last year. The increase in income tax expense is primarily due to the increase in taxable income and the overall increase in the Company’s ETR, as well as the impact of discrete income adjustments.

The Company’s overall ETR (income tax expense divided by income before income taxes) for the year ended March 31, 2013 was approximately 20%, as compared to approximately 18% last year. The increase in the overall ETR without discrete adjustments mainly reflects a higher proportion of taxable income in tax jurisdictions with higher tax rates, including the U.S.

The Company recorded the following discrete income tax adjustments during the twelve months ended March 31, 2013, resulting in a net income tax credit adjustment of approximately $1,396, as compared to a $612 discrete income tax credit adjustment during the prior year.

During the three months ended March 31, 2013, the Company recorded a discrete income tax credit of approximately $1,133, of which $551 related to a reduction in the tax estimate previously recognized during the three months ended September 30, 2012 for the Swiss income tax holiday. There was an additional $232 income tax credit associated with tax law changes and $350 for stock option exercises.

During the three months ended December 31, 2012, the Company recorded a discrete income tax credit of approximately $575, of which $267 related to the refinement of the estimates between the 2012 year tax provision and tax returns, for, among other things, estimated U.S. income taxes on foreign based income. There were also $247 in R&D tax credits and $61 of other discrete tax credits.

During the three months ended September 30, 2012, the Company recorded discrete income tax expense adjustments of approximately $312 for the recognition of an uncertain tax position of $707 for certain claw-back provisions for a tax holiday provided to the Company’s subsidiary in Switzerland, which was partially offset by the non-cash tax impact associated with the release of an earn-out contingencies. The Company believed it was more likely than not that the tax benefits would not be fully realized through the claw-back provision. Accordingly, the Company revalued the Swiss deferred tax liabilities and established a reserve for the claw-back provisions included in the tax holiday which expires in fiscal 2014. The Company subsequently met with local Swiss officials and released most of the amounts previously reserved during the quarter ended March 31, 2013.

During the quarter ended June 30, 2011, the Company recorded a discrete non-cash income tax credit adjustment of $612 for the re-measurement of the net deferred tax liabilities in Switzerland resulting from a decrease in Swiss tax rates. The regional tax rate, or also referred to as the “cantonal” tax rate, for the Company’s subsidiary in Switzerland decreased from 20% to 10% over the next five years.

Fiscal Year Ended March 31, 2012 Compared To Fiscal Year Ended March 31, 2011:

The following table sets forth certain items from operations in our consolidated statements of operations for the years ended March 31, 2012 and 2011, respectively:

	Years ended March 31,			Percent
	2012	2011	Change	Change
Net sales	$313,204	$274,789	$38,415	14.0
Cost of goods sold	187,323	159,981	27,342	17.1
Gross profit	125,881	114,808	11,073	9.6
Operating expenses:
Selling, general, and administrative	77,704	68,568	9,136	13.3
Non-cash equity based compensation	4,264	3,588	676	18.8
Amortization of acquired intangibles and deferred financing costs	7,995	6,517	1,478	22.7
Total selling, general and administrative expenses	89,963	78,673	11,290	14.4
Operating income	35,918	36,135	(217)	(0.6)
Interest expense, net	2,574	3,045	(471)	(15.5)
Foreign currency exchange loss (gain)	(175)	439	(614)	(139.9)
Equity income in unconsolidated joint venture	(806)	(570)	(236)	41.4
Impairment of asset held for sale	400	-	400	100.0
Other expense	68	209	(141)	(67.5)
Income before income taxes	33,857	33,012	845	2.6
Income tax benefit from tax law changes	(612)	-	(612)	(100.0)
Income tax benefit from reversal of valuation allowance	-	(2,890)	2,890	(100.0)
Income tax expense from continuing operations	6,765	7,727	(962)	(12.4)
Income tax expense from continuing operations	6,153	4,837	1,316	27.2
Net income	$27,704	$28,175	$(471)	(1.7)

As part of our discussion and analysis, the following table summarizes certain items in our consolidated statements of income as a percentage of net sales.

	Years ended March 31 ,
	2012	2011	Change
Net sales	100.0%	100.0%	-
Cost of goods sold	59.8%	58.2%	1.6
Gross profit	40.2%	41.8%	(1.6)
Operating expenses:
Selling, general, and administrative	24.8%	25.0%	(0.2)
Non-cash equity based compensation	1.4%	1.3%	0.1
Amortization of acquired intangibles and deferred financing costs	2.6%	2.4%	0.2
Total selling, general and administrative expenses	28.7%	28.6%	0.1
Operating income	11.5%	13.2%	(1.7)
Interest expense, net	0.8%	1.1%	(0.3)
Foreign currency exchange loss (gain)	-0.1%	0.2%	(0.3)
Equity income in unconsolidated joint venture	-0.3%	-0.2%	(0.1)
Impairment of asset held for sale	0.1%	0.0%	0.1
Other expense	0.0%	0.0%	-
Income before income taxes	10.8%	12.0%	(1.2)
Income tax benefit from tax law changes	-0.2%	0.0%	-0.2
Income tax benefit from reversal of valuation allowance	0.0%	-1.1%	1.1
Income tax expense from continuing operations	2.2%	2.8%	(0.6)
Income tax expense from continuing operations	2.0%	1.8%	0.2
Income from continuing operations, net of income taxes	8.8%	10.3%	(1.5)

Net sales: For the year ended March 31, 2012, net sales totaled $313,204, and represented an increase of $38,415 or 14.0% over last year. Organic sales, defined as net sales excluding sales attributed to the PSI, Eureka, Celesco and Gentech acquisitions of $33,114 for the year ended March 31, 2012 and excluding sales of $11,603 attributed to PSI for the year ended March 31, 2011, increased $16,904 or 6.4%. Sales increased in all sensor product lines, except optical, piezo and temperature, with the largest increases in sales to Sensata, humidity, position and vibration. The overall increase in organic sales was mainly due to new sales from broader product adoptions and new programs.

Contributing to the increase in sales was a translation increase in sales resulting from changes in foreign currency exchange rates. If the average U.S. dollar / Euro exchange rate had not changed during the twelve months ended March 31, 2012 as compared to the twelve months ended March 31, 2011, the Company’s net sales would have been lower by approximately $3,954. Since a portion of the Company’s sales were denominated in Euros and translated into U.S. dollars, there was a translation increase in the Company’s net due to changes in exchange rates. The U.S. dollar depreciated relative to the Euro in comparing average exchange rates for the twelve months ended March 31, 2012 to the twelve months ended March 31, 2011. For example, €1,000 was translated to $1,383 based on the twelve month weighted average exchange rate ended March 31, 2012, but the same €1,000 was translated to $1,321 using twelve month average exchange rate ended March 31, 2011.

Gross margin: Gross margin (gross profit as a percent of net sales) decreased to approximately 40.2% from approximately 41.8%. The decrease in gross margin was mainly due to product sales mix, increases in material costs and wages, higher scrap and the appreciation of the RMB. The Company sold a larger proportion of products with lower gross margin as compared to the previous year, mainly reflecting the increase in sales to Sensata and other engine and vehicle related sales, as well as the decrease in piezo sales. In comparing fiscal 2012 to 2011, the RMB appreciated approximately 3.6% relative to the U.S. dollar. This translated to an annualized decrease in profits of approximately $960 based on an estimate decrease in our operating income of approximately $2,667 for every 10% appreciation of the RMB against the U.S. dollar.

On a continuing basis, our gross margin was expected to vary due to product mix, sales volume, availability and cost of raw materials, foreign currency exchange rates, and other factors.

Selling, general and administrative: Overall, total selling, general and administrative (“SG&A”) expenses increased $11,290 or 14.4% to $89,963. Organic SG&A costs, defined as total SG&A excluding SG&A costs associated with the PSI, Eureka, Celesco and Gentech acquisitions and acquired intellectual property from Sentelligence of $9,831 for the year ended March 31, 2012, and approximately $4,552 in SG&A costs associated with PSI for the year ended March 31, 2011, increased $6,011 or 8.1%. The increase in organic SG&A mainly reflected increases in research and development costs and higher compensation costs, including wages and non-cash equity based compensation. The increase in research and development costs was mostly due to the Company’s continued investment in new programs. The increase in compensation was due to, among other things, higher headcount and higher compensation levels, including non-cash equity based compensation, as part of the Company’s overall growth.

Total SG&A expenses as a percent of net sales was approximately 28.7% in 2012, as compared to 28.6% in 2011.

Non-cash equity based compensation: Non-cash equity based compensation increased $676 to $4,264. The increase in non-cash equity based compensation was mainly due to a higher grant-date fair value assigned to options granted during the previous fiscal year. The grant-date fair value was calculated using the Black-Scholes-Merton option-pricing valuation model which was based on a number of variables, including share price, expected volatility, expected term and risk free interest rate. The higher fair value mainly reflected the increase in the Company’s share price. Total compensation cost related to share based payments not yet recognized totaled $1,939 at March 31, 2012, which was expected to be recognized over a weighted average period of approximately 1 year.

Amortization of acquired intangible assets and deferred financing costs: Amortization of acquired intangible assets and deferred financing costs increased $1,478 to $7,995 as compared to $6,517 last year. The increase in amortization expense was mainly because of the acquisitions of Eureka, Celesco and Gentech (“2012 Acquisitions”) and the purchase of acquired intellectual property from Sentelligence.

Interest expense, net: Interest expense decreased $471 to $2,574 from $3,045. The decrease in interest expense was primarily due to the decrease in average interest rates, which was partially offset by an increase in average outstanding debt. Interest rates declined to approximately 3.1% for the year ended March 31, 2012 from about 3.9% last year. The decrease in interest rates mainly reflected improved pricing with the amendment to the Senior Secured Credit Facility effective November 8, 2011, which was partly offset by the increase in the LIBOR interest rate. Total average outstanding debt increased to approximately $86,811 for the year ended March 31, 2012 as compared to $80,284 for the year ended March 31, 2011, which mainly reflected additional borrowing to fund the 2012 Acquisitions. Additionally, approximately $41 in interest costs were capitalized in 2012 with the construction of the facility in France, and no such interest was capitalized last year.

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

The fluctuation in foreign currency exchange from a loss to a gain was mainly due to the foreign currency exchange gains of approximately $440 recorded with the favorable fluctuations of the European currencies relative to the U.S. dollar with the Company’s European operations, partially offset by the foreign exchange losses with the fluctuation of the RMB relative to the U.S. dollar. The Company continued to be impacted by volatility in foreign currency exchange rates, including the impact of the fluctuation of the U.S. dollar relative to the Euro, Swiss franc and British pound, as well as the appreciation of the RMB relative to the U.S. dollar.

Impairment of Asset Held for Sale: During the fourth quarter of fiscal 2012, the Company recorded an impairment charge of $400 to write-down the carrying value of the former PSI facility. The impairment was measured under a market approach utilizing an appraisal. The carrying value of the asset held for sale was $1,429, of which $635 represented land, and approximated fair value less cost to sell.

Income Taxes: Income tax expense and deferred tax assets and liabilities reflected management’s assessment of future taxes expected to be paid on items reflected in the Company’s financial statements. The Company records the tax effect of discrete items and items that were reported net of their tax effects in the period in which they occur.

The Company’s effective tax rate (“ETR”) was affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities, the results of audits and examinations of previously filed tax returns, the implementation of tax planning strategies and changes in tax laws. As detailed in Note 10 to the Consolidated financial statements of the Company in this Annual Report on Form 10-K, the Company’s effective tax rate for 2012 differs from the United States federal statutory rate of 35% primarily as a result of lower effective tax rates on certain earnings from operations outside of the United States. No provisions for United States income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States.

The amount of income taxes the Company pays was subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments.  Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues estimated amounts for contingent tax liabilities. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves were adjusted as necessary.

Income tax expense for the year ended March 31, 2012 increased $1,316 to $6,153 from $4,837 last year. The increase in income tax expense was primarily due to the larger discrete income tax credit adjustment recorded last year with the release of a valuation allowance.

The Company’s overall ETR (income tax expense divided by income before income taxes) for the year ended March 31, 2012 was approximately 18%, as compared to approximately 15% last year. The increase in the overall ETR without discrete adjustments mainly reflected a higher proportion of taxable income in tax jurisdictions with higher tax rates, including the U.S. and Germany. Additionally, the Company recorded a $2,890 non-cash discrete income credit last year with the release of a valuation allowance on German deferred tax assets.

During the quarter ended June 30, 2011, the Company recorded a discrete non-cash income tax credit adjustment of $612 for the re-measurement of the net deferred tax liabilities in Switzerland resulting from a decrease in Swiss tax rates. The regional tax rate, or also referred to as the “cantonal” tax rate, for the Company’s subsidiary in Switzerland decreased from 20% to 10%.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $36,028 at March 31, 2013, an increase of $3,303 as compared to March 31, 2012, reflecting, among other factors, higher cash flows generated from operating activities, proceeds from stock-option exercises and borrowings from the Company’s revolver, which were partially offset by cash used in investing activities for acquisitions and capital expenditures, share buy-back program and debt payments.

The following compares the primary categories of the consolidated statement of cash flows for the years ended March 31, 2013 and 2012:

	Twelve months ended March 31,
	2013	2012	Change
Net cash provided by operating activities	$47,706	$42,620	$5,086
Net cash used in investing activities	(41,056)	(67,230)	26,174
Net cash provided (used) by financing activities	(2,745)	36,453	(39,198)
Effect of exchange rate changes on cash	(602)	22	(624)
Net change in cash and cash equivalents	$3,303	$11,865	$(8,562)

Operating activities: A key source of the Company’s liquidity is its ability to generate positive operating cash flows. Cash flows provided by operating activities increased $5,086 to $47,706. The increase in operating cash flows is due to a number of factors, including higher net income and favorable fluctuations in the changes in accrued expenses, accrued compensation and prepaid expenses, all of which were partially offset by changes in operating working capital (net changes in trade accounts receivable, inventory and accounts payable).

Net income, after adjusting for the impact of non-cash items such as acquisition fair value adjustments and the impairment of an asset held for sale, as well as the favorable increase in non-cash adjustments to reconcile net income to net cash provided by operations, such as depreciation, amortization, non-cash based equity compensation and deferred income taxes, increased $5,281. Cash flows from operating working capital (net changes in trade accounts receivable, inventory and accounts payable) decreased $11,582. In comparing cash flows generated from operating working capital for the year ended March 31, 2013 to the prior year, the largest drivers of the decrease in cash flows from operating working capital were the unfavorable trends with trade receivables and accounts payable, which were partially offset by a decrease in inventory. The current period net change in accounts receivable was an increase or use of cash flows of $5,023, as compared to an increase or a use of cash flows of $1,506 last year. The change in trade receivables mainly reflects the increase in the higher relative level of sales toward the end of the fourth quarter of fiscal 2013, as the number of days sales outstanding (DSO) increased to approximately 57 days, as compared to 51 days last year. DSO is a non-GAAP financial measure and is calculated as follows: ((trade receivables/fourth quarter net sales annualized)*360) or (($56,134 / ($88,969 X 4))*360). The net decrease in inventory for the current year is $2,790 as compared to a net increase in inventory last year of $1,326. The improvement in the change in inventory balances for operating cash flows is largely due to higher sales toward the end of the fiscal year end and efforts to closely manage inventory levels, as well as higher level of inventory last year associated with the inventory build-up for the transition to the new facility in France. The number of inventory turns increased slightly to 3.8 from 3.7 annually. The number of inventory turns is also a non-GAAP financial measure and is calculated as follows: (fourth quarter cost of goods sold annualized / inventory) or (($53,159 X 4) / $55,984). Operating cash flows from accounts payable fluctuated unfavorably by $12,181, reflecting among other factors, the timing and relative level of purchases and corresponding payments earlier in the quarter as compared to the timing last year.

Accrued compensation increased because of the accrual related to the incentive compensation plan and the increase in accrued compensation associated with the overall increase in headcount and compensation levels as part of the Company’s overall growth. The $331 unfavorable fluctuation in the change in income tax payable mainly reflects the increase in the income taxes paid due to the higher effective tax rate and levels of taxable income as compared to the corresponding period last year.

Investing activities: Net cash used in investing activities for the year ended March 31, 2013 was $41,056, as compared to $67,230 last year. The decrease in cash used in investing activities mainly reflects the lower purchase price for the acquisitions of Cosense and RTD during 2013 as compared to the higher purchase price for the acquisitions of Eureka and Celesco in 2012. The decrease in capital expenditures primarily reflects the higher levels of spending last year associated with the new manufacturing facility in France, which was completed in early 2013.

Financing activities: The change to net cash used in financing activities of $2,745 for the year ended March 31, 2013 from net cash provided by financing activities of $36,453 for the year ended March 31, 2012 mainly reflects higher borrowings last year to fund the larger purchase price of acquisitions in 2012 as compared to acquisitions in 2013. The Company executed a share buy-back plan and purchased approximately $7,000 in the Company’s common stock during 2013, as compared to the share buy-back in 2012 of $6,500. Offsetting the revolver and debt payments were the proceeds from the exercise of stock options and the related excess tax benefit from the exercise of stock options. Proceeds from the exercise of stock options totaled $7,790 and $8,973 in 2013 and 2012, respectively.

The effect of exchange rate changes on cash is the translation decrease or increase due to the fluctuation of foreign currency exchange rates. The decrease in cash for the current year impact of exchange rate changes is primarily due to the appreciation of the U.S. dollar relative to the Euro.

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

The Senior Secured Credit Facility, as amended, consists of a $185,000 revolving credit facility (the "Revolving Credit Facility") with a $75,000 accordion feature enabling expansion of the Revolving Credit Facility to $260,000. The Revolving Credit Facility has a variable interest rate based on the London Inter-bank Offered Rate ("LIBOR"), Euro Inter-bank Offered Rate (“EURIBOR”) or the ABR Rate (prime based rate) with applicable margins ranging from 1.25% to 2.00% for LIBOR and EURIBOR based loans or 0.25% to 1.00% for ABR Rate loans. The applicable margins may be adjusted quarterly based on a change in the leverage ratio of the Company. The Senior Secured Credit Facility also includes the ability to borrow in currencies other than U.S. dollars, such as the Euro and Swiss Franc, up to $66,000. Commitment fees on the unused balance of the Revolving Credit Facility range from 0.25% to 0.375% per annum of the average amount of unused balances. The Revolving Credit Facility will expire on November 8, 2016 and all balances outstanding under the Revolving Credit Facility will be due on such date. The Company has provided a security interest in substantially all of the Company's U.S. based assets as collateral for the Senior Secured Credit Facility and private placement of credit facilities entered into by the Company from time to time not to exceed $50,000, including the Prudential Shelf Facility (as defined below). The Senior Secured Credit Facility includes an inter-creditor arrangement with Prudential and is on a pari passu (equal force) basis with the Prudential Shelf Facility.

The Senior Secured Credit Facility includes specific financial covenants for maximum leverage ratio and minimum fixed charge coverage ratio, as well as customary representations, warranties, covenants and events of default for a transaction of this type. Consolidated EBITDA for debt covenant purposes is the Company's consolidated net income determined in accordance with GAAP minus the sum of income tax credits, interest income, gain from extraordinary items for such period, any non-cash gains, and gains due to fluctuations in currency exchange rates, plus the sum of any provision for income taxes, interest expense, loss from extraordinary items, any aggregate net loss during such period arising from the disposition of capital assets, the amount of non-cash charges for such period, amortized debt discount for such period, losses due to fluctuations in currency exchange rates and the amount of any deduction to consolidated net income as the result of any grant to any members of the management of the Company of any equity interests. The Company's leverage ratio consists of total debt less unrestricted cash maintained in U.S. bank accounts which are subject to control agreements in favor of JPMorgan Chase Bank, N.A., as Collateral Agent, to Consolidated EBITDA. Adjusted fixed charge coverage ratio is Consolidated EBITDA less capital expenditures for the last twelve months, excluding capital expenditures in connection with the facilities being constructed in France in an aggregate amount of $11,000 through March 31, 2013 and China in an aggregate amount of $6,000 through March 31, 2016, divided by fixed charges. Fixed charges are the last twelve months of scheduled principal payments, taxes paid in cash and consolidated interest expense. All of the aforementioned financial covenants are subject to various adjustments, many of which are detailed in the Credit Agreement.

As of March 31, 2013, the Company utilized the LIBOR based rates for approximately $78,000 of the Revolving Credit Facility. The weighted average interest rate applicable to borrowings under the Revolving Credit Facility was approximately 1.8% at March 31, 2013. As of March 31, 2013, the outstanding borrowings on the Revolving Credit Facility, which is classified as non-current, were $78,000. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change. At March 31, 2013, the Company could have borrowed an additional $107,000.

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

The Company was in compliance with its debt covenants at March 31, 2013.

China credit facility: On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co., Ltd. (“CMB”).   On December 23, 2011, MEAS China renewed the China Credit Facility and extended the expiration to November 25, 2013. The China Credit Facility permits MEAS China to borrow up to RMB 68,000 (approximately $10,700).  Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal.  MEAS China has pledged its Shenzhen facility to CMB as collateral.  The interest rate will be based on the London Inter-bank Offered Rate (“LIBOR”) plus a LIBOR spread, depending on the term of the loan when drawn.  The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China. At March 31, 2013, MEAS China had not borrowed any amounts under the China Credit Facility.

European credit facility: On July 21, 2010, the Company’s subsidiary in France (“MEAS Europe”) entered into a five year credit facility agreement (the “European Credit Facility”) with La Societe Bordelaise de Credit Industriel et Commercial (“CIC”). The European Credit Facility permits MEAS Europe to borrow up to €2,000 (approximately $2,600).   Specific covenants include specific financial covenants for maximum leverage ratio and net debt to equity ratio, as well as customary limitations, compliance with laws and regulations, use of proceeds, and timely payment of interest and principal.  MEAS Europe has pledged its Les Clayes-sous-Bois, France facility to CIC as collateral.  The interest rate is based on the EURIBOR Offered Rate (“EURIBOR”) plus a spread of 1.8%. The EURIBOR interest rate will vary depending on the term of the loan when drawn.  The purpose of the European Credit Facility is primarily to provide additional flexibility in funding operations of MEAS Europe. At March 31, 2013, MEAS Europe had not borrowed any amounts under the European Credit Facility.

Acquisition earn-outs and contingent payments: The Company has earn-out contingencies in connection with the acquisitions of Eureka, Gentech and RTD, as described in further detail in Note 5 to the Consolidated Financial Statements. At March 31, 2013, no amounts were recorded for the acquisition earn-out liabilities for Eureka and Gentech, because the Company’s assessment indicates that Eureka’s earnings and Gentech’s sales are not expected to reach earn-out levels. The acquisition earn-out liability for RTD totaled $1,122 at March 31, 2013. The estimates of the fair values for the Eureka, Gentech and RTD earn-out liabilities are based on certain assumptions and actual amounts could differ significantly.

LIQUIDITY: Management assesses the Company’s liquidity in terms of available cash, our ability to generate cash and our ability to borrow to fund operating, investing and financing activities. The Company continues to generate cash from operating activities, and the Company remains in a positive financial position with availability under credit facilities. The Company will continue to have cash requirements to support working capital needs, capital expenditures, earn-outs related to acquisitions, and to pay interest and service debt. One of the Company’s known cash requirements is for capital expenditure commitments related to the construction of the new facility in Chengdu, China. The Chengdu facility is expected to be built through fiscal 2016 at a cost of approximately $6,000, excluding land and VAT, of which approximately $371 has been incurred to date. As part of the transition to the new facility, the Company expects to temporarily increase certain inventory levels. Additionally, as part of the Company’s ongoing efforts to review our business for opportunities to reduce operating expenses and leverage core competencies, the Company has started implementing the plans to consolidate all of the Company’s manufacturing operations in Scotland to other MEAS sites. These restructuring plans could change but are expected to be implemented over the next 12 to 24 months. Costs associated with this restructuring will include payments for severance charges, costs for termination of benefits and other related activities. For further details concerning the Scottish restructuring, please refer to Note 13 to the Consolidated Financial Statements. We believe the Company’s financial position, generation of cash and the existing credit facility, in addition to the potential to refinance or obtain additional financing will be sufficient to meet funding of day-to-day and material short and long-term commitments for the foreseeable future.

At March 31, 2013, we had approximately $36,028 of available cash and approximately $107,000 of borrowing capacity, after considering the limitations set on the Company’s total leverage under the revolving credit facility. This cash balance includes cash of $8,145 in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations. Additionally, the Company had approximately $14,399 of cash in Europe at March 31, 2013. The Company’s cash balances are generated and held in numerous locations throughout the world, including substantial amounts held outside the United States. The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed. Wherever possible, cash management is centralized and intra-company financing is used to provide working capital to the Company’s operations. Cash balances held outside the United States could be repatriated to the United States, but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted or prohibited by local laws. Where local restrictions prevent an efficient intra-company transfer of funds, the Company’s intent is that cash balances would remain in the foreign country and it would meet United States liquidity needs through ongoing cash flows, external borrowings, or both.

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

On February 9, 2011, August 11, 2011 and August 14, 2012, the Company’s Board of Directors approved three repurchase programs authorizing the buy-back of up to $7,500, $6,500, and $7,000, respectively, of MEAS common stock. The Company completed the approved repurchase programs and acquired 245,048 shares in fiscal 2011, 229,911 shares in fiscal 2012, and 215,161 in fiscal 2013. The repurchase of the Company’s common stock is restricted by our Senior Secured Credit Agreement. As permitted by Amendment 1 dated May 4, 2011 under our Senior Secured Credit Agreement, payments by the Company related to stock buy-backs may not exceed the amount of proceeds received by the Company from the exercise of stock options up to a cumulative amount of $60,000. The Company has made to date cumulative share buy-back payments totaling $21,000 and cumulative proceeds received by the Company from the exercise of stock options of approximately $28,000. In accordance with our bylaws as a New Jersey corporation, repurchased shares revert to authorized but unissued status.

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

AGGREGATE CONTRACTUAL OBLIGATIONS: As of March 31, 2013, the Company’s contractual obligations, including payments due by period, are as follows:

Contractual Obligations:	Payment due by period
	Total	1 year	2-3 years	4-5 years	> 5 years
Long-term debt obligations	$98,288	$224	$10,064	$88,000	$-
Interest obligation on long-term debt	10,180	2,550	5,087	2,543	-
Capital lease obligations	28	21	7	-	-
Operating lease obligations	14,580	3,806	5,015	2,699	3,060
Purchase obligations	11,564	10,929	384	251	-
Health care self-insurance liability	360	360	-	-	-
Other long-term obligations*	6,649	3,474	1,118	630	1,427
Total	$141,649	$21,364	$21,675	$94,123	$4,487

* Other long-term obligations on the Company’s balance sheet under GAAP primarily consist of obligations under warranty polices, foreign currency contracts, acquisition earn-outs, restructuring liabilities, contractual obligations related to the construction of new facilities and tax liabilities. The timing of cash flows associated with these obligations is based upon management’s estimate over the terms of these arrangements and are largely based on historical experience.

The above contractual obligation table excludes certain contractual obligations, such as possible severance payments to certain executives, since these contractual commitments are not accrued as liabilities at March 31, 2013 or are otherwise indeterminable. These contractual obligations are accrued as liabilities when the respective contingencies are determinable.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in, among other things, interest rates, foreign currency exchange rates, commodity, credit risk, and health insurance claims, which could impact its results of operations and financial condition. The Company attempts to address its exposure to these risks through its normal operating and financing activities. In addition, the Company’s broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating earnings as a whole.

Interest Rate Risk: Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility loan accrue at a rate based on either a LIBOR or EURIBOR based rate plus a margin or at an Indexed (prime based) Rate plus a margin. The LIBOR, EURIBOR or Index Rate is at our election. Our results will be adversely affected by any increase in interest rates. For example, based on the $78,000 of total debt outstanding under the revolver credit facility at March 31, 2013, an annual interest rate increase of 10 percent would increase interest expense and decrease our pre-tax profitability by $7,800. Interest on the principal amounts of our borrowings under our term loans accrue at fixed rates. If interest rates decline, the Company would not be able to benefit from the lower rates on our long-term debt. We do not currently hedge our interest rate exposure.

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

Foreign Currency Exchange Rate Risk: Foreign currency exchange rate risk arises from the Company’s investments in subsidiaries owned and operated in foreign countries, as well as from transactions in currencies other than the business’ functional currency. The effect of a change in currency exchange rates on the Company’s net investment in international subsidiaries is reflected in the “accumulated other comprehensive income” component of stockholders’ equity. A 10% appreciation in major currencies relative to the U.S. dollar at March 31, 2013 would result in a reduction of stockholders’ equity of approximately $17,711. The effect of a change in currency exchange rates from transactions in currencies other than the business’ functional currency is reflected in “foreign currency exchange gain or loss.” The Company’s primary transactional foreign currency exposures relate to the U.S. dollar relative to the RMB, Euro and British pounds. A 10 percent appreciation of the RMB, British pound and Euro relative to the U.S. dollar for the Company’s net U.S. dollar exposure in those currencies at March 31, 2013, would result in foreign currency losses of approximately $139, $569, $188 and $157 with the RMB, Euro, British pound and Swiss Franc, respectively.

Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing sites throughout the world and a large portion of its sales are generated in foreign currencies. A substantial portion of our revenues are priced in U.S. dollars, and most of our costs and expenses are priced in U.S. dollars, with the remaining priced in Chinese RMB, Euros, Swiss francs and British pound. Sales by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the United States dollar. Accordingly, the competitiveness of our products relative to products produced locally (in foreign markets) may be affected by the performance of the U.S. dollar compared with that of our foreign customers’ currencies. Refer to Notes 15 and 16 to the Consolidated Financial Statements for more information concerning annual net sales invoiced from our facilities within the U.S. and outside of the U.S. and as a percentage of total net sales for the last three years, as well as net assets and the related functional currencies. Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s consolidated financial statements.

During 2013, the RMB appreciated approximately 0.7% relative to the U.S. dollar. The RMB appreciated approximately 3.6% and 4% during 2012 and 2011, respectively. The Chinese government no longer pegs the RMB to the US dollar, but established a currency policy letting the RMB trade in a narrow band against a basket of currencies. The Company has more expenses denominated in RMB than sales denominated in RMB (i.e., short RMB position), and as such, when the U.S. dollar weakens relative to the RMB, our operating profits decrease. Based on our net exposure of RMB to U.S. dollars for the fiscal year ended March 31, 2013 and forecast information for fiscal 2014, we estimate an annualized negative operating income impact of approximately $3,805 for every 10 percent appreciation in RMB against the U.S. dollar (assuming no price increases passed to customers, and no associated cost increases or currency hedging). We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

Fluctuations in the value of the Hong Kong dollar have not been significant since October 17, 1983, when the Hong Kong government tied the value of the Hong Kong dollar to that of the U.S. dollar. However, there can be no assurance that the value of the Hong Kong dollar will continue to be tied to that of the U.S. dollar.

The Company’s French, Irish and German subsidiaries have more expense denominated in Euros than sales denominated in Euros and the Company’s Swiss subsidiary has more expenses denominated in Swiss francs than sales denominated in Swiss francs. As such, if the U.S. dollar weakens relative to the Euro and Swiss franc, our operating profits decrease in France, Ireland, Germany and Switzerland. Based on the net exposures of Euros and Swiss francs to the U.S. dollars for the fiscal year ended March 31, 2013, we estimate an annualized negative operating income impact of approximately $676 and $749 for every 10 percent appreciation in the Euro and Swiss franc, respectively, relative to the U.S. dollar (assuming no price increases passed to customers, and associated cost increases or currency hedging).

With the purchase of Gentech, the Company added an operating entity with the British pound as the functional currency. Based on our estimated net exposure of British pounds to U.S. dollars for the period ended March 31, 2013 and forecast information for fiscal 2013, we estimate an annualized negative impact of $259 to operating income for every 10% appreciation of the British pound against the U.S. dollar for fiscal 2013.

The Company has entered into a number of foreign currency exchange contracts in China in an attempt to hedge the Company’s exposure to the RMB. The RMB/U.S. dollar currency contracts have gross notional amounts totaling $17,000 with exercise dates through June 30, 2014 at an average exchange rate of 0.1576 (RMB to U.S. dollar conversion rate). With these RMB/U.S. dollar contracts, for every 10 percent depreciation of the RMB or a 10 percent appreciation of the RMB, the Company would be exposed to an additional fx gains and losses, respectively, of approximately $1,700. Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in the results of operations, not in other comprehensive income.

To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

Risks with acquisition earn-out contingencies: The Company has earn-out contingencies in connection with the acquisitions of Eureka, Gentech and RTD, as described in further detail in Note 5 to the Consolidated Financial Statements. At March 31, 2013, no amounts were recorded for the acquisition earn-out liabilities for Eureka and Gentech, because the Company’s assessment indicates that Eureka’s earnings and Gentech’s sales are not expected to reach earn-out levels. The acquisition earn-out liability for RTD totaled $1,122 at March 31, 2013. The estimates of the fair values for the Eureka, Gentech and RTD earn-out liabilities are based on certain assumptions and actual amounts could differ significantly. Changes to these estimates will be recorded to earnings in future periods. For example, if the earn-out contingency with the RTD acquisitions is understated by 10%, we estimate a negative impact to earnings of approximately $112, or if this earn-out contingency is overstated by 10%, we estimate a positive impact to earnings of approximately $112.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data are listed below in Item 15: Exhibits, Financial Statement Schedules and are filed with this report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Effectiveness of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer with the participation of management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

In reliance on guidance set forth in Question 3 of a “Frequently Asked Questions” interpretative release issued by the Staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance in September 2004, as revised on September 24, 2007, regarding Securities Exchange Act Release No. 34-47986, Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting excluded the evaluation of internal controls for the Company’s recent acquisition of assets of Resistance Temperature Detector Company, Inc. and its parent company, Cambridge Technologies, Inc. (collectively “RTD”). The reason for these exclusions is that RTD was acquired on October 1, 2012, and it was not possible for management to conduct an assessment of internal control over financial reporting in the period between the date the acquisition was completed and the date of management’s assessment.  Accordingly, management excluded RTD from its assessment of changes to internal control over financial reporting during the year ended March 31, 2013.  At March 31, 2013, RTD represented approximately 4% of total assets, and approximately 2% of net sales for the year then ended. RTD will be included in management’s assessment of the effectiveness of internal control over financial reporting starting no later than the annual assessment for the fiscal year beginning April 1, 2013.

Exclusive of recent acquisitions, our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2013.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal controls over financial reporting as of March 31, 2013, as stated in their report which appears below.

(c) Attestation Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Measurement Specialties, Inc.:

We have audited Measurement Specialties, Inc.’s and its subsidiaries’ (“Measurement Specialties”) internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Measurement Specialties’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls for the Company’s acquisition of the assets of Resistance Temperature Detector Company, Inc. and its parent company, Cambridge Technologies, Inc. (collectively “RTD”), which is included in the 2013 consolidated financial statements of Measurement Specialties and constituted 4% of total assets as of March 31, 2013 and 2% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Measurement Specialties also did not include an evaluation of the internal control over financial reporting of RTD.

In our opinion, Measurement Specialties maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Measurement Specialties as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2013, and our report dated June 5, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ Ernst & Young LLP

Richmond, Virginia

June 5, 2013

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Apart from certain information concerning our Code of Conduct which is set forth below, other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 19, 2013, including the information set forth under the captions “Election of Directors”, “Committees of the Board of Directors”, and “Executive Officers”, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2013.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 19, 2013, including the information set forth under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation”, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of March 31, 2013:

Equity Compensation Plan Information

For the Year Ended March 31, 2013:

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED- AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SHARES REMAINING FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN(A))
EQUITY COMPENSATION PLANS APPROVED BY SECURITY HOLDERS	2,260,115	$20.55	798,061

EMPLOYEE STOCK PURCHASE PLAN	3,048	32.40	186,528

	2,263,163	$20.57	984,589

The other information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 19, 2013, including the information set forth under the caption “Beneficial Ownership of Measurement Specialties Common Stock.”

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 19, 2013, including the information set forth under the captions “Executive Agreements and Related Transactions”, “Committees of the Board of Directors” and “Election of Directors” which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2013.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 19, 2013, including the information set forth under the caption “Fees Paid to Our Independent Registered Public Accounting Firm”, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2013.

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
Date: June 5, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Guidone	President, Chief Executive Officer and	June 5, 2013
Frank Guidone	Director (Principal Executive Officer)

/s/ Mark Thomson	Chief Financial Officer (Principal Financial Officer and Principal Accounting	June 5, 2013
Mark Thomson	Officer)

/s/ Morton L. Topfer	Chairman of the Board	June 5, 2013
Morton L. Topfer

/s/ John D. Arnold	Director	June 5, 2013
John D. Arnold

/s/ Satish Rishi	Director	June 5, 2013
Satish Rishi

/s/ R. Barry Uber	Director	June 5, 2013
R. Barry Uber

/s/ Kenneth E. Thompson	Director	June 5, 2013
Kenneth E. Thompson

Exhibit Index

Exhibit Index

Number	Description

3.1	Second Restated Certificate of Incorporation of Measurement Specialties, Inc. (1)

3.2	Bylaws of Measurement Specialties, Inc. (2)

4.1	Specimen Certificate for shares of common stock of Measurement Specialties, Inc. (3)

10.1	Measurement Specialties, Inc. 2006 Stock Option Plan (4)

10.2	Measurement Specialties, Inc. 2006 Employee Stock Purchase Plan (4)

10.3	Measurement Specialties, Inc. 2008 Equity Incentive Plan (5)

10.4	Measurement Specialties, Inc. 1998 Stock Option Plan (6)

10.5	Measurement Specialties, Inc. 2003 Stock Option Plan (7)

10.6	Measurement Specialties, Inc. 2010 Equity Incentive Plan (8)

10.14	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Measurement Ltd. by and between Fervent Group Limited and Kenabell Holding Limited. (9)

10.18	Amended and Restated Executive Employment Agreement dated November 6, 2007 by and between Measurement Specialties, Inc. and Frank Guidone. (10)

10.19	Employment Agreement dated March 13, 2007 by and between Measurement Specialties, Inc. and Mark Thomson. (11)

10.20	Employment Agreement dated December 7, 2005 by and between Measurement Specialties, Inc. and Steve Smith. (14)

10.21	Employment Agreement dated February 15, 2008 by and between Measurement Specialties, Inc. and. Glen MacGibbon (14)

10.22	Amendments to Employment Agreements dated June 6, 2011 by and between Measurement Specialties, Inc. and Frank Guidone, Mark Thomson, Glen MacGibbon and Steve Smith. (15)

10.23	Agreement for the purchase of entire share capital of Intersema Microsystems SA dated December 28, 2007 by and among Measurement Specialties, Inc., Mr. Manfred Knutel and Mr. Hans Peter Salvisberg. (10)

10.25	Credit facility Agreement by and among Measurement Specialties (China) Ltd. and China Merchants Bank Co. Ltd. dated December 23, 2011. (12)

10.26	Senior Secured Credit Facility dated June 1, 2010 and Amendments by and among, Measurement Specialties, Inc., the U.S. Credit Parties signatory thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Bank America, N.A., as syndication agent, and certain other parties thereto. (13) (16)

10.27	Master Shelf Agreement dated June, 2010 and Amendments by and among, Measurement Specialties, Inc., the U.S. Credit Parties signatory thereto, Prudential Investment Management, Inc., whereby Prudential agreed to purchase up to $50,000 of senior secured notes issued by the Company. (13) (16)

21.1	Subsidiaries.

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on November 7, 2007 and incorporated herein by reference.

2	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on July 5, 2001 and incorporated herein by reference.

3	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 (File No. 333-57928) and incorporated herein by reference.

4	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on July 28, 2006 and incorporated herein by reference.

5	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on July 29, 2008 and incorporated herein by reference.

6	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on August 18, 1998 and incorporated herein by reference.

7	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on July 29, 2003 and incorporated herein by reference.

8	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement and Additional Proxy Materials on Schedule 14A for the Annual Meeting of Shareholders filed on July 29, 2010 and September 7, 2010, respectively, incorporated herein by reference.

9	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on December 6, 2005 and incorporated herein by reference.

10	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on February 6, 2008 and incorporated herein by reference.

11	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on June 12, 2007 and incorporated herein by reference.

12	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on December 12, 2011 and incorporated herein by reference.

13	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on June 1, 2010 and incorporated herein by reference.

14	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on August 6, 2008 and incorporated herein by reference.

15	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on June 9, 2011 and incorporated herein by reference.

16	Previously filed with the Securities and Exchange Commission as an Exhibits to Quarterly Report on Form 10-Q filed on August 3, 2011, and Exhibits to the Current Report on Form 8-K filed on November 8, 2011, October 16, 2012 and February 1, 2013 and incorporated herein by reference.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Measurement Specialties, Inc.:

We have audited the accompanying consolidated balance sheets of Measurement Specialties, Inc. and subsidiaries (“Measurement Specialties”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Measurement Specialties at March 31, 2013 and March 31, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Measurement Specialties’ internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 5, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

June 5, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
(Amounts in thousands, except per share amounts )	2013	2012	2011
Net sales	$346,968	$313,204	$274,789
Cost of goods sold	204,879	187,323	159,981
Gross profit	142,089	125,881	114,808
Selling, general, and administrative expenses	101,537	89,963	78,673
Operating income	40,552	35,918	36,135
Interest expense, net	2,693	2,574	3,045
Foreign currency exchange loss (gain)	(110)	(175)	439
Equity income in unconsolidated joint venture	(656)	(806)	(570)
Impairment of asset held for sale	489	400	-
Acquisition earn-out adjustment	(4,384)	-	-
Other expense (income)	(19)	68	209
Income before income taxes	42,539	33,857	33,012
Income tax expense	8,346	6,153	4,837
Net income	$34,193	$27,704	$28,175

Earnings per common share
Net income - Basic	$2.22	$1.84	$1.92
Net income - Diluted	$2.12	$1.74	$1.84

Weighted average shares outstanding - Basic	15,381	15,086	14,692
Weighted average shares outstanding - Diluted	16,158	15,936	15,336

See accompanying notes to consolidated financial statements.

F-1

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended March 31,
(Amounts in thousands)	2013	2012	2011
Net income	$34,193	$27,704	$28,175
Other comprehensive income, net of income taxes:
Currency translation adjustments	(3,334)	(873)	6,264
Unrecognized pension costs	(404)	(710)	(636)
Comprehensive income	$30,455	$26,121	$33,803

See accompanying notes to consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	March 31, 2013	March 31, 2012

ASSETS

Current assets:
Cash and cash equivalents	$36,028	$32,725
Accounts receivable trade, net of allowance for doubtful accounts of $1,040 and $766, respectively	56,134	49,315
Inventories, net	55,984	57,704
Deferred income taxes, net	1,919	1,626
Prepaid expenses and other current assets	4,593	5,229
Other receivables	1,532	2,967
Asset held for sale	940	1,429
Total current assets	157,130	150,995

Property, plant and equipment, net	64,329	60,484
Goodwill	153,924	144,455
Acquired intangible assets, net	56,017	49,378
Deferred income taxes, net	3,781	3,613
Investment in unconsolidated joint venture	2,657	3,038
Other assets	7,704	6,244
Total assets	$445,542	$418,207

See accompanying notes to consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)	March 31, 2013	March 31, 2012

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$-	$1,867
Current portion of long-term debt	224	123
Current portion of capital lease obligations	21	30
Current portion of earn-out contingencies	1,122	-
Current portion of deferred acquisition payment	1,500	-
Accounts payable	26,601	31,879
Accrued expenses	6,579	5,116
Accrued compensation	10,315	8,755
Income taxes payable	313	3,124
Deferred income taxes, net	263	375
Restructuring liabilities	396	-
Other current liabilities	3,255	3,201
Total current liabilities	50,589	54,470

Revolver	78,000	80,251
Long-term debt, net of current portion	20,064	20,711
Capital lease obligations, net of current portion	7	30
Acquisition earn-out contingencies	-	4,317
Deferred income taxes, net	11,267	10,184
Other liabilities	5,291	5,227
Total liabilities	165,218	175,190

Equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	-	-
Common stock, no par; 25,000,000 shares authorized; 15,553,677 shares and 15,297,151 shares issued and outstanding	-	-
Additional paid-in capital	108,287	101,435
Retained earnings	163,206	129,013
Accumulated other comprehensive income	8,831	12,569
Total equity	280,324	243,017
Total liabilities and shareholders' equity	$445,542	$418,207

See accompanying notes to consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2013, 2012 AND 2011

				Accumulated
	Shares of	Additional		Other
	Common	Paid-in	Retained	Comprehensive
(Amounts in thousands, except share amounts)	Stock	Capital	Earnings	Income	Total
Balance, March 31, 2010	14,534,431	$85,338	$73,134	$8,524	$166,996
Net income			28,175	-	28,175
Currency translation adjustment			-	6,264	6,264
Unrecognized pension costs, net of income taxes of $110				(636)	(636)
Non-cash equity based compensation		3,588	-	-	3,588
Amounts from exercise of stock options	700,292	11,433	-	-	11,433
Tax benefit from exercise of stock options		749			749
Purchases of company stock	(245,048)	(7,500)			(7,500)
Balance, March 31, 2011	14,989,675	$93,608	$101,309	$14,152	$209,069
Net income			27,704	-	27,704
Currency translation adjustment			-	(873)	(873)
Unregcognized pension plan costs, net of income taxes of $282			-	(710)	(710)
Non-cash equity based compensation		4,264	-	-	4,264
Amounts from exercise of stock options	537,387	8,973	-	-	8,973
Tax benefit from exercise of stock options		1,090	-	-	1,090
Purchases of company stock	(229,911)	(6,500)	-	-	(6,500)
Balance, March 31, 2012	15,297,151	$101,435	$129,013	$12,569	$243,017
Net income			34,193	-	34,193
Currency translation adjustment			-	(3,334)	(3,334)
Unrecognized pension plan costs, net of income taxes of $151			-	(404)	(404)
Non-cash equity based compensation		4,733	-	-	4,733
Amounts from exercise of stock options	471,687	7,790	-	-	7,790
Tax benefit from exercise of stock options		1,329	-	-	1,329
Purchases of company stock	(215,161)	(7,000)	-	-	(7,000)
Balance, March 31, 2013	15,553,677	$108,287	$163,206	$8,831	$280,324

See accompanying notes to consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
(Amounts in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$34,193	$27,704	$28,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,870	16,735	14,893
Gain on sale of assets	-	-	(47)
Non-cash equity based compensation	4,733	4,264	3,588
Acquisition earn-out adjustment	(4,384)	-	-
Impairment of asset held for sale	489	400	-
Deferred income taxes	770	(713)	(63)
Research tax credits	(1,449)	(1,551)	1,287
Equity income in unconsolidated joint venture	(656)	(806)	(570)
Unconsolidated joint venture distributions	828	582	114
Net change in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, trade	(5,023)	(1,506)	(10,351)
Inventories	2,790	(1,326)	(7,627)
Prepaid expenses, other current assets and other receivables	1,879	(712)	(2,361)
Other assets	(171)	(1,855)	476
Accounts payable	(4,377)	7,804	841
Accrued expenses, accrued compensation, restructuring, other current and other liabilities	3,911	(3,034)	4,852
Income taxes payable	(3,697)	(3,366)	699
Net cash provided by operating activities	47,706	42,620	33,906
Cash flows from investing activities:
Purchases of property and equipment	(12,998)	(20,655)	(9,628)
Proceeds from sale of assets	-	-	81
Acquisition of business, net of cash acquired, and acquired intangible assets	(28,058)	(46,575)	(27,037)
Net cash used in investing activities	(41,056)	(67,230)	(36,584)
Cash flows from financing activities:
Borrowings from revolver and short-term debt	25,797	64,193	62,746
Borrowings from long-term debt	-	-	20,000
Repayments of revolver and capital leases	(29,883)	(30,764)	(77,978)
Repayments of long-term debt	(547)	(186)	(8,173)
Payment of deferred financing costs	(231)	(353)	(1,568)
Purchase of treasury stock	(7,000)	(6,500)	(7,500)
Proceeds from exercise of options and employee stock purchase plan	7,790	8,973	11,433
Excess tax benefit from exercise of stock options	1,329	1,090	749
Net cash provided by (used in) financing activities	(2,745)	36,453	(291)

Net change in cash and cash equivalents	3,905	11,843	(2,969)
Effect of exchange rate changes on cash	(602)	22	664
Cash, beginning of year	32,725	20,860	23,165
Cash, end of period	$36,028	$32,725	$20,860

Supplemental Cash Flow Information:
Cash paid or received during the period for:
Interest paid	$(2,632)	$(2,541)	$(3,483)
Income taxes paid	(8,668)	(6,441)	(2,672)
Income taxes refunded	-	291	652

See accompanying notes to consolidated financial statements.

Measurement Specialties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

(Currency amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

Description of business: Measurement Specialties, Inc. is a global leader in the design, development and manufacture of sensors and sensor-based systems for original equipment manufacturers (“OEM”) and end users, based on a broad portfolio of proprietary technology and typically characterized by the MEAS brand name. We are a global business and we believe we have a high degree of diversity when considering our geographic reach, broad range of products, number of end-use markets and breadth of customer base. The Company is a multi-national corporation with fifteen primary manufacturing facilities strategically located in the United States, China and Europe, enabling the Company to produce and market globally a wide range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for engine and vehicle, medical, general industrial, consumer and home appliance, military/aerospace, environmental water monitoring, and test and measurement applications. The Company’s products include sensors for measuring pressure, linear/rotary position, force, torque, piezoelectric polymer film sensors, custom microstructures, load cells, vibrations and acceleration, optical absorption, humidity, gas concentration, gas flow rate, temperature, fluid properties, and fluid level. The Company’s advanced technologies include piezoresistive silicon, polymer and ceramic piezoelectric materials, application specific integrated circuits, micro-electromechanical systems (“MEMS”), foil strain gauges, electromagnetic force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, anisotropic magneto-resistive devices, electromagnetic displacement sensors, hygroscopic capacitive structures, ultrasonic measurement systems, optical measurement systems, negative thermal coefficient (“NTC”) ceramic sensors, 3-6 DOF (degree of freedom) force/torque structures, complex mechanical resonators, magnetic reed switches, high frequency multipoint scanning algorithms, and high precision submersible hydrostatic level detection.

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

Use of estimates: The preparation of the consolidated financial statements, in accordance with U.S. generally accepted accounting principles, requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the useful lives of fixed assets, carrying amount and analysis of recoverability of property, plant and equipment, assets held for sale, acquired intangibles, goodwill, deferred tax assets, valuation allowances for receivables, inventories, income tax uncertainties and other contingencies, including acquisition earn-outs, partial self-insurance liability for health care, restructuring provisions and stock based compensation. Actual results could differ from those estimates.

Cash and Cash Equivalents: The Company considers highly liquid investments with original maturities of up to three months, when purchased, to be cash equivalents. There were no cash equivalents at March 31, 2013 and 2012. At March 31, 2013 and 2012, approximately $8,145 and $10,814, respectively, of the Company’s cash balances were maintained in China, which are subject to certain restrictions and are not freely transferable to another country without adverse tax consequences because of exchange control regulations, but can be used without such restrictions for general business purposes in China.

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

Other Receivables: Other receivables consist of various non-trade receivables such as value added tax (VAT) receivables.

Other Current Liabilities: Other current liabilities consist of various non-trade payable liabilities such as commissions, warranties, interest, dilapidation liability, sales and property taxes payable.

Restructuring Liabilities: Restructuring liabilities consist of various liabilities, such as accrued severance.

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

In accordance with applicable accounting standards for evaluating goodwill for impairment, management assesses goodwill for impairment at the reporting unit level on an annual basis at fiscal year-end or more frequently under certain circumstances. The goodwill impairment test is a two step test. Under the first step, the fair value of the reporting unit is compared to its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit, and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the fair value. The fair value is allocated in a manner similar to a purchase price allocation, in accordance with accounting for business combinations. The residual fair value after this allocation is the fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using the implied fair value approach or a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

In evaluating goodwill for impairment, the fair value of the Company’s reporting unit was determined using the implied fair value approach for fiscal years ended March 31, 2013, 2012 and 2011. The implied fair value approach consists of comparing the Company’s market capitalization to the Company’s book value, and if the market capitalization exceeds book value, there is no impairment of goodwill. Based on our analyses and the applicable guidelines, there was no impairment of the Company’s goodwill at March 31, 2013, 2012 and 2011.

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

Management assesses the recoverability of long-lived assets whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Decisions to restructuring a site;

•	Significant negative industry or economic trends;

•	Significant decline in stock price for a sustained period; and

•	A change in market capitalization relative to net book value.

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

The Company determined there were triggering events requiring an impairment analysis for Asset Held for Sale for which the Company recorded impairment charges of $489 and $400 during second quarter of fiscal 2013 and fourth quarter of fiscal 2012, respectively.

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

Research and Development and Advertising Costs: The Company conducts research and development activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of the Company’s existing products and expanding applications of the Company’s products. Research and development and advertising costs are expensed as incurred and are included in operating expenses in the Company’s consolidated statement of operation. Research and development costs amounted to $24,378, $20,198 and $19,918, for the years ended March 31, 2013, 2012 and 2011, respectively. Customer funded research and development was $2,774, $4,564 and $4,809 for the fiscal years ended March 31, 2013, 2012, and 2011, respectively. Advertising costs are expensed when the advertising or promotion is published. Advertising expenses for the years ended March 31, 2013, 2012, and 2011 were approximately $369, $218 and $110, respectively.

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

Beginning January 1, 2013, the Company became partially self-insured for certain levels of health care coverage in the U.S. The Company purchases insurance to limit the maximum annual exposure for claims not to exceed approximately $3,200. The liability for the self-insurance programs is accrued primarily based upon estimated settlements for anticipated claims. Any resulting adjustments to previously recorded reserves are reflected in current period earnings. At March 31, 2013, the liability for the self-insured program was $362.

Comprehensive Income: Comprehensive income consists of net income for the period, the impact of unrealized foreign currency translation adjustments, net of applicable income taxes and unrecognized pension plan costs, net of income taxes.

Stock-Based Payment: The Company’s results for the years ended March 31, 2013, 2012, and 2011 include $4,733, $4,264 and $3,588, respectively, of operating expenses for share-based compensation.

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

Net cash proceeds from the exercise of stock options were $7,790, $8,973, and $11,433 for the years ended March 31, 2013, 2012 and 2011, respectively. Excess income tax benefit realized for the years ended March 31, 2013, 2012 and 2011 from stock option exercises was $1,329, $1,090, and $749, respectively.

Leases: The Company follows the applicable accounting principles for leases for its operating and capital leases. Lease costs, including escalations, are provided for using the straight-line basis over the lease period. The Company leases certain equipment and automobiles, which are considered capital lease arrangements. Applicable accounting standards require the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment, and an offsetting amount recorded as a liability.

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

Capitalized Interest: The Company’s policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year. During 2013 and 2012, interest costs capitalized as part of the construction of the new facilities in France and China totaled $37 and $41, respectively. No interest costs were capitalized during 2011.

Pensions: The Company’s European operations maintain certain defined benefit plans for substantially all of their employees. The Company follows the standards for employers’ accounting for defined benefit pension and other postretirement plans. Accounting for pensions and other postretirement benefit plans requires management to make several estimates and assumptions (See Note 9). These include the expected rate of return from investment of the plans' assets and the expected retirement age of employees as well as their projected earnings and mortality. In addition, the amounts recorded are affected by changes in the interest rate environment because the associated liabilities are discounted to their present value. Management makes these estimates based on the company's historical experience and other information that it deems pertinent under the circumstances (for example, expectations of future stock market performance).

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

In September 2011, the FASB issued new guidance on testing goodwill for impairment. Entities will have an option of performing a qualitative assessment before calculating the fair value of their reporting units. If, based on the qualitative assessment, an entity concludes it is more likely than not that the fair value of the reporting unit exceeds its carrying value, quantitative testing for impairment is not necessary. The new accounting standard is applicable for goodwill impairment testing performed in years beginning after December 15, 2011 and early adoption is permitted. The Company applied the new reporting requirements effective April 1, 2012.

Recently issued accounting pronouncements: In February 2013, the FASB issued new accounting standards for reporting of amounts reclassified out of accumulated other comprehensive income. Under this standard, entities will be required to disclose additional information with respect to changes in accumulated other comprehensive income (“AOCI”) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income (for example, unrealized gains or losses on available for sale marketable securities) as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, disclosure in one location would be required, based upon each specific AOCI component, of the amounts impacting individual income statement line items. Disclosure of the income statement line item impacts will be required only for components of AOCI reclassified into income in their entirety. Therefore, disclosure of the income statement line items affected by AOCI components such as net periodic benefit costs would not be included. The disclosures required with respect to income statement line item impacts would be made in either the notes to the consolidated financial statements or parenthetically on the face of the financial statements. The Company will apply these new accounting standards effective beginning April 1, 2013. Since this standard only impacts presentation and disclosure requirements, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

3. INVENTORIES

Inventories are valued at the lower of cost or market (‘LCM’) using the first-in first-out method.  Inventories and inventory reserves for slow-moving, obsolete and lower of cost or market exposures at March 31, 2013 and 2012 are summarized as follows:

	March 31, 2013	March 31, 2012
Raw Materials	$31,488	$30,419
Work-in-Process	10,576	11,929
Finished Goods	18,448	19,613
	60,512	61,961
Inventory Reserves	(4,528)	(4,257)
	$55,984	$57,704

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Property, plant and equipment are summarized as follows:

	March 31, 2013	March 31, 2012	Useful Life
Production equipment and tooling	$70,684	$60,144	3-10 years
Building and leasehold improvements	35,400	26,390	39 to 45 years or lesser of useful life or remaining term of lease
Furniture and equipment	17,087	15,890	3-10 years
Construction-in-progress	2,711	12,943
Total	125,882	115,367
Less: accumulated depreciation and amortization	(61,553)	(54,883)
	$64,329	$60,484

Included in construction in progress is approximately $371 at March 31, 2013 related to the construction of the new facility in Chengdu, China and approximately $8,375 at March 31, 2012 related to the construction of the new facility in Toulouse, France. Total depreciation was $9,510, $8,740 and $8,372 for the years ended March 31, 2013, 2012 and 2011, respectively. Property and equipment included $28 and $60 in capital leases at March 31, 2013 and 2012, respectively.

5. ACQUISITIONS AND ACQUIRED INTANGIBLES

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

Goodwill balances presented in the consolidated balance sheets of foreign acquisitions are translated at the exchange rate in effect at each balance sheet date; however, opening balance sheets used to calculate goodwill and acquired intangible assets are based on purchase date exchange rates, except for earn-out payments, which are recorded at the exchange rates in effect on the date the earn-out is accrued. The following table shows the roll forward of goodwill reflected in the financial statements for the year ended March 31, 2013:

Accumulated goodwill	$147,808
Accumulated impairment losses	(3,353)
Balance March 31, 2012	144,455
Attributable to 2012 acquisitions	1,009
Attributable to 2013 acquisitions	8,853
Effect of foreign currency translation	(393)
Balance March 31, 2013	$153,924

The following briefly describes the Company’s acquisitions since April 1, 2010 forward.

Pressure Systems, Inc.: On September 8, 2010, the Company acquired all of the capital stock of Pressure Systems, Inc. (“PSI”), a sensor company based in Hampton, Virginia, for $25,037 ($25,000 in cash at close and approximately $37 paid after closing).  PSI is a global leader in pressure sensing instrumentation for the aerospace industry and for water monitoring within operational and resource management applications. The water monitoring industry is large and a significant growth opportunity for the Company. Additionally, the Company achieved cost synergies with the PSI business combination mainly through the consolidation of operations due to the close proximity of the acquisition to the Company’s existing Hampton facility. The transaction was funded from a combination of available cash on hand and borrowings under the Company’s Senior Secured Credit Facility, as defined in Note 7 below.

Eureka: On July 8, 2011, the Company acquired certain assets of Eureka Environmental, Inc. (“Eureka”), a sensor company based in Austin, Texas, for $2,250. The sellers have the potential to receive additional amounts in the form of a contingent payment based on certain earnings thresholds through calendar 2013, for which the Company had recorded as part of purchase price the fair value estimate of $2,100.  The Company determined that Eureka’s earnings were expected to be below initially estimated earn-out levels, as a result of changes in certain assumptions based on current economic and market conditions in the water monitoring industry. Accordingly, the Company recorded fair value adjustments to decrease the acquisition earn-out liability to $309 at September 30, 2012, and the Company recorded an additional adjustment during the quarter ended March 31, 2013 to reflect no earn-out liability, since the Company determined that the expectation for Eureka’s earnings would not reach estimated earn-out levels. The fair value of adjustments related to Eureka recognized as income in the Consolidated Statements of Operations totaled $2,191 for the year ended March 31, 2013. Eureka manufactures a range of multi-probe pressure sensors mainly used for monitoring water quality. The water monitoring industry is large and a significant growth opportunity for the Company. The transaction was funded from available cash on hand.

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

Gentech: On October 31, 2011, the Company completed the acquisition of all of the capital stock of Timesquest Limited, a holding company and the sole shareholder of Gentech International Limited (“Gentech”), for £6,500 or approximately $10,500, net of cash acquired, based on foreign currency exchange rates at the date of the acquisition. Gentech is a level sensor and non-contact level switch company based in Ayrshire, Scotland. The seller can earn up to an additional £1,500 or approximately $2,400 if certain sales performance goals are achieved for the two year period ending December 31, 2013, for which the Company had recorded as part of purchase price a fair value estimate of £1,387 or approximately $2,200 based on exchange rates at the date of acquisition.  The Company determined that Gentech’s sales were expected to be below initially estimated earn-out levels, as a result of changes in certain assumptions based on current economic and market conditions. Accordingly, the Company recorded fair value adjustments to decrease the acquisition earn-out liability to £216 or approximately $317 at September 30, 2012, and the Company recorded an additional adjustment during the quarter ended March 31, 2013 to reflect no earn-out liability, since the Company determined that the expectation for Gentech’s sales would not reach estimated earn-out levels. The fair value of adjustments related to Gentech was recognized as income in the Consolidated Statements of Operations totaled £1,387 or approximately $2,193 for the year ended March 31, 2013. The acquisition of Gentech allows the Company to compete in the urea tank market with combined level and quality sensors. The transaction was funded from borrowings under the Company’s Senior Secured Credit Facility.

Cosense: On April 2, 2012, the Company acquired the assets of Cosense, Inc. (“Cosense”), a Long Island, New York based manufacturer of ultrasonic sensors and switches used in semiconductor, medical, aerospace and industrial applications for $11,500. The Company paid $10,013 at close in cash from a combination of available cash on hand and from borrowings under the Company’s Senior Secured Credit Facility, and the Company paid an additional $1,500 on April 2, 2013, which had been withheld at closing to secure certain indemnification rights. The acquisition of Cosense provided the Company with an ultrasonic sensor used for single-point, multi-point and continuous liquid level measurement, along with entrained bubble detection, which is considered an innovative solution complementary to the Company’s existing product offering, particularly within the high purity semiconductor, medical infusion pump and commercial aerospace markets. For the year ended March 31, 2013, approximately $6,500 in net sales, approximately $346 in net income and transaction related costs of approximately $24 related to Cosense were recorded as a component of selling, general and administrative expenses in the Company’s consolidated financial statements. The Company’s final purchase price allocation related to the Cosense acquisition is as follows:

Assets:
Inventory	$491
Plant and equipment	124
Acquired intangible assets	7,155
Goodwill	3,716
Total purchase price	11,486
Deferred acquisition payment	(1,473)
Cash paid	$10,013

RTD: On October 1, 2012, the Company acquired the assets of Resistance Temperature Detector Company, Inc. and its parent company, Cambridge Technologies, Inc. (collectively “RTD”), a designer and manufacturer of temperature sensors and probes based in Ham Lake, Minnesota. The Company paid $17,225 in cash at close from a combination of available cash on hand and from borrowings under the Company’s Senior Secured Credit Facility. The purchase price was subsequently increased by $58 based on final calculations of established working capital levels. The seller has the potential to receive up to $1,500 in additional consideration if certain sales targets are achieved during calendar 2013, for which the Company initially recorded as part of purchase price a fair value estimate of $1,122. The RTD acquisition provided both operational and strategic synergies in that RTD adds to the Company’s temperature portfolio with a presence in the motor/generator market, and services all of the major OEMs in that space, as well as custom temperature sensors for factory automation, medical and general industrial markets. For the twelve months ended March 31, 2013, approximately $7,840 in net sales, approximately $861 in net income and transaction related costs of approximately $148 were recorded as a component of selling, general and administrative expenses related to RTD in the Company’s consolidated financial statements for the twelve months ended March 31, 2013. The purchase price allocation for the RTD acquisition is subject to certain adjustments, including income taxes, and will be finalized within the permitted measurement period. The Company’s preliminary purchase price allocation related to the RTD acquisition is as follows:

Assets:
Cash	$50
Accounts receivable	2,431
Inventory	2,052
Prepaid and other	17
Plant and equipment	1,232
Acquired intangible assets	8,465
Goodwill	5,137
Total purchase price	19,384
Accounts payable	(979)
18,405
Accrued earn-out contingency	(1,122)
Cash paid	$17,283

Acquired intangible assets: In connection with all acquisitions, the Company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade-names, order backlogs and covenants-not-to-compete. Additionally, the Company has purchased certain identifiable intangible assets as asset acquisitions.

Sentelligence: On August 31, 2011, the Company acquired a license to certain intellectual property rights related to fluid property sensors utilizing optical spectral technology for $1,717 through a 10 year license agreement with Sentelligence, Inc. The Company recorded the $1,717 payment as an acquired intangible asset subject to amortization over the life of the license agreement. Additionally, the license agreement includes annual royalty payments based on a percentage of net sales with certain annual minimum royalty requirements to maintain exclusive rights under the license agreement. As part of the cost of the intellectual property, the Company recorded $617 for the present value of the minimum royalty liability. On March 13, 2013, the Company executed an agreement and paid $600 in lieu of any future royalties under the license agreement.

The gross amounts and accumulated amortization, along with the range of amortizable lives, are as follows:

	Weighted-	March 31, 2013			March 31, 2012
	Average Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	13	$68,723	$(26,331)	$42,392	$58,735	$(21,547)	$37,188
Patents	15	3,981	(2,006)	1,975	4,058	(1,781)	2,277
Tradenames	2	2,572	(2,536)	36	2,562	(2,428)	134
In-process research & development	Indefinite	-	-	-	230	-	230
Backlog	1	5,407	(5,407)	-	4,910	(4,910)	-
Covenants-not-to-compete	3	1,321	(1,143)	178	1,202	(1,071)	131
Proprietary technology	14	15,706	(4,270)	11,436	12,469	(3,051)	9,418
		$97,710	$(41,693)	$56,017	$84,166	$(34,788)	$49,378

Amortization expense for acquired intangible assets for the years ended March 31, 2013, 2012 and 2011 was $8,070, $7,656 and $5,515, respectively. Annual amortization expense for the years ending March 31 is estimated as follows:

Amortization
Year	Expense
2014	$6,919
2015	6,809
2016	6,683
2017	6,374
2018	5,737
Thereafter	23,495
$56,017

Pro forma Financial Data (Unaudited): The following represents the Company’s pro forma consolidated income from continuing operations, net of income taxes, for the years ended March 31, 2013, 2012 and 2011, based on purchase accounting information assuming the PSI, Eureka, Celesco, Gentech, Cosense and RTD acquisitions occurred as of April 1, 2010, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had the acquired companies been operated as part of the Company since April 1, 2010.

	Years ended March 31,
	2013	2012	2011
Net sales	$353,877	$335,162	$302,739
Net income	$35,617	$31,262	$29,039
Net income per share:
Basic	$2.32	$2.07	$1.98
Diluted	$2.20	$1.96	$1.89

6. FAIR VALUE MEASUREMENTS:

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

Assets and liabilities measured at fair value on a recurring basis: A summary of financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and 2012 are as follows:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
March 31, 2013
Liabilities:
Foreign currency exchange contracts	$-	$82	$-	$82
Acquisition earn-out contingencies	-	-	1,122	1,122
March 31, 2012
Assets:
Foreign currency exchange contracts	$-	$11	$-	$11
Liabilities:
Acquisition earn-out contingencies	-	-	4,317	$4,317

The table below provides a reconciliation of the fair value of the acquisition earn-out contingencies measured on a recurring basis for which the Company has designated as Level 3:

Beginning April 1, 2012	$4,317
Attributable to 2013 acquisitions	1,122
Changes in fair value	(4,384)
Effect of foreign currency translation	67
Balance at March 31, 2013	$1,122

The foreign currency exchange contracts do not qualify for hedge accounting, and as a result, changes in the fair value of the currency swap are reflected in the accompanying consolidated statements of operations. The fair value of the Company’s foreign currency contracts was based on Level 2 measurements in the fair value hierarchy.  The fair value of the foreign currency contracts is based on forward exchange rates relative to current exchange rates which were obtained from independent financial institutions reflecting market quotes. The fair value of the acquisition earn-out contingencies is determined using a modeling technique based on significant unobservable inputs calculated using a probability-weighted income approach. Key assumptions include discount rates for present value factor of 16% for Eureka, 3% for Gentech and for 10% for RTD, which are based on industry specific weighted average cost of capital, adjusted for, among other things, time and risk, as well as forecasted annual earnings before interest, taxes, depreciation and amortization of $1,039 for Eureka, forecasted annual revenues of £10,800 for Gentech and forecasted revenues in excess of $16,000 for RTD over the respective lives of the earn-outs. The estimated fair value of acquisition earn-out contingencies could differ significantly from actual amounts. Adjustments to the fair value of earn-outs are recorded to earnings with that portion of the adjustment relating to the time value of money as interest expense and the non-interest portion of the change in earn-outs as a separate non-operating item in the statement of operations. As a result of the assessment of actual and projected earnings and sales scenarios, the Company determined that Eureka’s earnings and Gentech’s sales were not expected to reach estimated earn-out levels. Accordingly, the Company recorded fair value adjustments in the Consolidated Statements of Operations totaling $2,191 and £1,387 or approximately $2,193, eliminating the acquisition earn-out liabilities for Eureka and Gentech at March 31, 2013.

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during year ended March 31, 2013.

Assets and liabilities measured at fair value on a nonrecurring basis: Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition. That is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. No circumstances were identified, including evidence of impairment, during the years ended March 31, 2013 and 2012, except for the triggering events requiring an impairment analyses for asset held for sale. The Company recorded an impairment charge of $489 during the three months ended September 30, 2012 to write-down an asset held for sale to its estimated fair value, less cost to sell. In the fourth quarter of fiscal 2012, the Company recorded a $400 impairment charge to write-down an asset held for sale to its estimated fair value, less cost to sell. The fair value measurement of this asset was determined using relevant market data based on recent transactions for similar assets and third party estimates, which are classified as Level 2 inputs.

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

The fair values and carrying amounts of other financial instruments as of March 31, 2013 and 2012 are as follows:

	March 31, 2013		March 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Short-term borrowings and notes payable	$-	$-	$1,867	$1,867
Captial leases	28	28	60	60
Revolver	78,000	78,000	80,251	80,251
Term debt	20,288	20,288	20,834	20,834

For deferred acquisition payments, acquisition earn-out contingencies, capital lease obligations, and long-term debt, the fair value is determined as the present value of expected future cash flows discounted at the current interest rate, which approximates rates currently offered by lending institutions for loans of similar terms and comparable maturities to companies with comparable credit risk. These are considered Level 2 inputs. The fair value of the revolver approximates carrying value due to the variable interest nature of the debt. There were no changes in the methods or significant assumptions to estimate fair value of the Company’s financial instruments from prior periods.

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

During the year ended March 31, 2013, the RMB appreciated approximately 0.7% relative to the U.S. dollar. The RMB appreciated approximately 3.6% and 4% relative to the U.S. dollar during fiscal 2012 and 2011, respectively. The Company has more expenses in RMB than sales (i.e., short RMB position), and as such, if the U.S. dollar weakens relative to the RMB, our operating profits will decrease. We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

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

The Company has a number of foreign currency exchange contracts in Asia for the purposes of hedging the Company’s short-position exposure to the RMB. The RMB/U.S. dollar currency contracts have notional amounts totaling $17,000, with exercise dates through June 30, 2014 at average exchange rates of 0.1576 (RMB to U.S. dollar conversion rate). With the RMB/U.S. dollar contracts, for every 10 percent depreciation of the RMB, the Company would be exposed to approximately $1,700 in additional foreign currency exchange losses. Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in results of operations, not in other comprehensive income. To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

Fair values of derivative instruments not designated as hedging instruments are as follows:

	March 31,
Financial position:	2013	2012	Location
Foreign currency contracts - RMB	$82	$11	Other assets

The effect of derivative instruments not designated as hedging instruments on the statements of operations and cash flows for the year ended March 31, 2013 and 2012 is as follows:

	Years ended March 31,
Results of operations:	2013	2012	2011	Location
Foreign currency contracts - RMB	$(149)	$(187)	$(326)	Foreign currency exchange gain
Foreign currency exchange contracts - Euro	-	-	(25)	Foreign currency exchange gain
Total	$(149)	$(187)	$(351)

	Years ended March 31,
Cash flows from operating activities: Source (Use)	2013	2012	2011	Location
Foreign currency exchange contracts - RMB	$78	$322	$(186)	Prepaid expenses (Accrued expenses)
Total	$78	$322	$(186)

7. LONG-TERM DEBT:

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

The Senior Secured Credit Facility, as amended, consists of a $185,000 revolving credit facility (the "Revolving Credit Facility") with a $75,000 accordion feature enabling expansion of the Revolving Credit Facility to $260,000 and matures on November 8, 2016. The Revolving Credit Facility has a variable interest rate based on the LIBOR, EURIBOR or the ABR Rate (prime based rate) with applicable margins ranging from 1.25% to 2.00% for LIBOR and EURIBOR based loans or 0.25% to 1.00% for ABR Rate loans. The applicable margins may be adjusted quarterly based on a change in the leverage ratio of the Company. The Senior Secured Credit Facility also includes the ability to borrow in currencies other than U.S. dollars, such as the Euro and Swiss Franc, up to $66,000, none of which was utilized at March 31, 2013. Commitment fees on the unused balance of the Revolving Credit Facility range from 0.25% to 0.375% per annum of the average amount of unused balances. The Revolving Credit Facility will expire on November 8, 2016 and all balances outstanding under the Revolving Credit Facility will be due on such date. The Company has provided a security interest in substantially all of the Company's U.S. based assets as collateral for the Senior Secured Credit Facility and private placement of credit facilities entered into by the Company from time to time not to exceed $50,000, including the Prudential Shelf Facility (as defined below). The Senior Secured Credit Facility includes an inter-creditor arrangement with Prudential and is on a pari passu (equal force) basis with the Prudential Shelf Facility.

The Senior Secured Credit Facility, as amended, includes specific financial covenants for maximum leverage ratio and minimum fixed charge coverage ratio, as well as customary representations, warranties, covenants and events of default for a transaction of this type. Consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for debt covenant purposes is the Company's consolidated net income determined in accordance with GAAP minus the sum of income tax credits, interest income, gain from extraordinary items for such period, any non-cash gains, and gains due to fluctuations in currency exchange rates, plus the sum of any provision for income taxes, interest expense, loss from extraordinary items, any aggregate net loss during such period arising from the disposition of capital assets, the amount of non-cash charges for such period, amortized debt discount for such period, losses due to fluctuations in currency exchange rates and the amount of any deduction to consolidated net income as the result of any grant to any members of the management of the Company of any equity interests. The Company's leverage ratio consists of total debt less unrestricted cash maintained in U.S. bank accounts which are subject to control agreements in favor of JPMorgan Chase Bank, N.A., as Collateral Agent, to Consolidated EBITDA. Adjusted fixed charge coverage ratio is Covenant EBITDA less capital expenditures for the last twelve months, excluding capital expenditures for the last twelve months in connection with the facilities being constructed in France in an aggregate amount of $11,000 through March 31, 2013 and China in an aggregate amount of $6,000 through March 31, 2016, divided by fixed charges. Fixed charges are the last twelve months of scheduled principal payments, taxes paid in cash and consolidated interest expense. All of the aforementioned financial covenants are subject to various adjustments, many of which are detailed in the Credit Agreement.

As of March 31, 2013, the Company utilized the LIBOR based rate for $78,000 of the Revolving Credit Facility. The weighted average interest rate applicable to borrowings under the Revolving Credit Facility was approximately 1.8% at March 31, 2013. As of March 31, 2013, the outstanding borrowings on the Revolving Credit Facility, which is classified as non-current, were $78,000. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change. At March 31, 2013, the Company could have borrowed an additional $107,000 under the Revolving Credit Facility.

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

The Company was in compliance with its debt covenants at March 31, 2013.

Deferred financing costs: Amortization of deferred financing costs totaled $290, $339, and $1,006 for the years ended March 31, 2013, 2012 and 2011, respectively. Annual amortization expense of deferred financing costs is estimated to be approximately $342.

Chinese credit facility: On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co., Ltd (“CMB”).   On December 23, 2011, MEAS China renewed the China Credit Facility and extended the expiration to November 25, 2013. The China Credit Facility permits MEAS China to borrow up to RMB 68,000 (approximately $10,700).  Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal.  MEAS China has pledged its Shenzhen facility to CMB as collateral.  The interest rate will be based on the London Inter-bank Offered Rate (“LIBOR”) plus a LIBOR spread, depending on the term of the loan when drawn.  The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China. At March 31, 2013, MEAS China had not borrowed any amounts under the China Credit Facility.

European credit facility: On July 21, 2010, the Company’s subsidiary in France (“MEAS Europe”) entered into a five year credit facility agreement (the “European Credit Facility”) with La Societe Bordelaise de Credit Industriel et Commercial (“CIC”). The European Credit Facility permits MEAS Europe to borrow up to €2,000 (approximately $2,600).  Specific covenants include certain financial covenants for maximum leverage ratio and net debt to equity ratio, as well as customary limitations, compliance with laws and regulations, use of proceeds, and timely payment of interest and principal.  MEAS Europe has pledged its Les Clayes-sous-Bois, France facility to CIC as collateral.  The interest rate is based on the EURIBOR interest rate plus a spread of 1.8%. The EURIBOR interest rate will vary depending on the term of the loan when drawn.  The purpose of the European Credit Facility is primarily to provide additional flexibility in funding operations of MEAS Europe. At March 31, 2013, MEAS Europe had not borrowed any amounts against the European Credit Facility.

Long-term debt and promissory notes: Below is a summary of the long-term debt and promissory notes outstanding at March 31, 2013 and 2012:

	March 31,	March 31,
	2013	2012
Term notes at 5.70% due in full on June 1, 2015	$10,000	$10,000

Term notes at 6.15% due in full on June 1, 2017	10,000	10,000

Governmental loans from French agencies at no interest and payable based on R&D expenditures	288	834
	20,288	20,834
Less current portion of long-term debt	224	123
	$20,064	$20,711

The annual principal payments of long-term debt, promissory notes and revolver as of March 31, 2013 are as follows:

Years ending March 31,	Term	Other	Subtotal	Revolver	Total
2014	$-	$224	$224	$-	$224
2015	-	64	64	-	64
2016	10,000	-	10,000	-	10,000
2017	-		-	78,000	78,000
2018	10,000	-	10,000	-	10,000
Total	$20,000	$288	$20,288	$78,000	$98,288

8. SHAREHOLDERS’ EQUITY:

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

On February 9, 2011, August 11, 2011 and August 14, 2012, the Company’s Board of Directors approved three repurchase programs authorizing the buy-back of up to $7,500, $6,500, and $7,000, respectively, of MEAS common stock. The Company completed the approved repurchase programs and acquired 245,048 shares in fiscal 2011, 229,911 shares in fiscal 2012 and 215,161 shares in fiscal 2013. As permitted by Amendment 1 dated May 4, 2011 under our Senior Secured Credit Agreement, payments by the Company related to stock buy-backs may not exceed the amount of proceeds received by the Company from the exercise of stock options, up to a cumulative amount of $60,000. The Company has made to date cumulative share buy-back payments totaling $21,000 and cumulative proceeds received by the Company from the exercise of stock options of approximately $28,000. In accordance with our bylaws as a New Jersey corporation, repurchased shares revert to authorized but unissued status. The payment of dividends is restricted by our Senior Secured Credit Agreement to a cumulative amount of $15,000. The Company does not intend to declare cash dividends on our common equity in the foreseeable future, because the Company intends to retain earnings to support the Company’s growth strategy.

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

9. BENEFIT PLANS:

Defined Contribution Plans:

The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. Substantially all of its U.S. employees are eligible to participate. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions. The Company recorded an expense of $744, $568 and $767 under the plans for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

Defined Benefit Plans:

Two of the Company’s European operations maintain certain defined benefit plans for substantially all of their employees. The gross amount of the future benefit to be paid for pension and retirement will be fully covered through a specific contract subscribed through an insurance company. At March 31, 2013 and 2012, the fair value of the plan assets was $4,943 and $4,448, respectively, and the benefit obligation was $7,791 and $6,528, respectively. Overall, remaining amounts and related disclosures for the pension plan are immaterial to the consolidated financial statements.

Employee Stock Purchase Plan:

In September 2006, the Company established the Measurement Specialties, Inc. 2006 Employee Stock Purchase Plan (“ESPP”) under Section 423 of the Internal Revenue Code to provide employees of the Company and certain of its subsidiaries with an opportunity to purchase shares of the Company’s common stock through accumulated payroll deductions. The purchase price for shares of the Company’s common stock under the ESPP is 95% of the lower of the closing value of the Company’s common stock on the first or last trading day of an offering period. In accordance with the applicable standards for employers’ accounting for employee stock ownership plans, shares held by the ESPP are considered outstanding upon the commitment date for issuance for purposes of calculating diluted net income per common share. The Company issued 3,048, 3,861 and 6,264 shares as part of the offering period ending March 31, 2013, 2012 and 2011, respectively, and these shares were considered outstanding in the respective calculations of diluted net income per common share.

10. INCOME TAXES:

Income from continuing operations before income taxes for the years ended March 31, 2013, 2012 and 2011 consists of the following:

	2013	2012	2011

Domestic	$15,290	$7,342	$2,615
Foreign	27,249	26,515	30,397
Income from continuing operations before income taxes	$42,539	$33,857	$33,012

Income tax expense from continuing operations consists of the following:

		2013	2012	2011
Current
	Federal	$2,513	$1,515	$159
	Foreign	4,780	5,017	4,713
	State	283	334	28
	Total	$7,576	$6,866	$4,900

Deferred
	Federal	883	386	2,869
	Foreign	(297)	(1,388)	(3,057)
	State	184	289	125
	Total	770	(713)	(63)
		$8,346	$6,153	$4,837

Differences between the federal statutory income tax rate and the effective tax rates using income from continuing operations, before income taxes are as follows:

	2013	2012	2011
Statutory tax rate	35.0%	35.0%	35.0%
Effect of foreign taxes	-10.1%	-13.5%	-16.9%
State taxes and other	1.1%	0.9%	0.6%
U.S. tax on foreign income	-0.8%	0.9%	6.1%
Valuation allowance	-0.3%	0.2%	-8.8%
Tax credit & incentives	-4.7%	-3.1%	-1.9%
Other	-0.6%	-2.2%	0.6%
	19.6%	18.2%	14.7%

Differences between the federal statutory rate and the effective tax rate relate mainly to lower rates applied to pre-tax income generated by the Company’s foreign subsidiaries. The change in the effect of foreign income taxes over the past three years reflects, among other factors, the shift of more taxable income within the jurisdictions with higher income tax rates. During fiscal 2011, there was a significant difference due to the release of the valuation allowance recorded for certain deferred tax assets principally at our German subsidiary. The larger permanent items in 2013, 2012 and 2011 include incentive stock options, tax credits, foreign dividend income, as well as other non-deductible expenses.

The Company recorded the following discrete income tax adjustments during the twelve months ended March 31, 2013, resulting in a net income tax credit adjustment of approximately $1,396. During the three months ended March 31, 2013, the Company recorded a discrete income tax credit of approximately $1,133, of which $551 related to a reduction in the tax estimate previously recognized during the three months ended September 30, 2012 for the Swiss income tax holiday. There was an additional $232 income tax credit associated with tax law changes and $350 for stock options exercises. During the three months ended December 31, 2012, the Company recorded a discrete income tax credit of approximately $575, of which $267 related to the refinement of the estimates between the 2012 year tax provision and tax returns for, among other things, estimated U.S. income taxes on foreign based income. There were also $247 in R&D tax credits and $61 of other discrete tax credits. During the three months ended September 30, 2012, the Company recorded discrete income tax expense adjustments of approximately $312 related to certain claw-back provisions for a tax holiday provided to MEAS Switzerland, the Company’s subsidiary in Switzerland. The Company believed it was more likely than not that the tax benefits would not be fully realized through the claw-back provision. Accordingly, the Company revalued the Swiss deferred tax liabilities and established a reserve for the claw-back provisions included in the tax holiday which expires in fiscal 2014. The Company subsequently met with local Swiss officials and released most of the amounts previously reserved during the quarter ended March 31, 2013.

During the quarter ended June 30, 2011, the Company recorded a discrete non-cash income tax credit adjustment of $612 for the re-measurement of the net deferred tax liabilities in Switzerland resulting from a decrease in Swiss tax rates, as reflected in the other category of the effective tax rate reconciliation table in 2012. The regional tax rate, or also referred to as the “cantonal” tax rate, for the Company’s subsidiary in Switzerland decreased from 20% to 10% over the next five years.

The Company received approval from the Chinese authorities for renewal of High Tech New Enterprise status (“HTNE”) status through December 31, 2014. The HTNE status for the Company provides a reduced rate of 15%. To qualify for this reduced rate, the Company has to meet various criteria in regard to its operation related to its sales, research and development activity, and intellectual property rights. If the Company does not retain HTNE status after calendar 2014, the Company’s income tax rate in China would increase from 15% to 25%. These reduced tax rates resulted in tax reductions of approximately $1,481, $1,513, and $1,664, or approximately $0.09, $0.10 and $0.11 per diluted share for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

During 2011, the Company elected to repatriate $8,000 of undistributed earnings from its Irish subsidiary, MEAS Ireland, and recorded a discrete income tax expense for $2,058 in 2011 and the corresponding deferred tax liability, all of which had been fully recognized by March 31, 2012. The Company generally considers undistributed earnings of most of its foreign subsidiaries to be indefinitely reinvested outside of the U.S. and, accordingly, no U.S. deferred taxes are recorded with respect to such earnings. Should the earnings be remitted as dividends, the Company would be subject to additional U.S. taxes net of allowable foreign tax credits. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings.

The Hong Kong statutory corporate tax rate applicable to the Company's Hong Kong Subsidiary’s earnings is 16.5%. The statutory tax rates for the Company's subsidiaries in France and Germany are approximately 33.3% and 32.8%, respectively. The statutory tax rates in Ireland are 12.5% for trade operating income and 25% for passive income such as interest. The statutory tax rate in Scotland is approximately 25%.

During the second quarter of fiscal 2010, the Company received approval from the Swiss tax authority for a five year tax holiday effective through fiscal 2014. This tax benefit has been recognized through fiscal year 2103, but due to operational changes, the Company does not expect the benefit in fiscal year 2014. The Company’s tax rate in Switzerland was reduced to approximately 12.5% from 22%. These reduced tax rates resulted in tax reductions of approximately $38, $110 and $211, or less than $0.01, approximately $0.01 and approximately $0.01 per diluted share for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

The significant components of the deferred tax assets and deferred tax liabilities at March 31, 2013 and 2012 consist of the following:

	2013	2012
Current deferred tax assets:
Net operating loss carryforwards	$-	$299
Accounts receivable allowance for doubtful accounts	236	143
Inventory	958	783
Accrued expenses	694	691
Other	99	73
Total current deferred tax assets	1,987	1,989

Current deferred tax liabilities:
Other	(331)	(438)
Total current deferred tax liabilities	(331)	(438)

Net current deferred tax assets	$1,656	$1,551

Long-term deferred tax assets:
AMT and other credit carry-forwards	$25	$2,092
Warranty and other accrued expenses	211	178
Net operating loss carryforwards	6,228	6,552
Stock options	3,953	3,358
Other	1,031	1,162
Total non-current deferred tax assets	11,448	13,342
Valuation allowance	(66)	(213)
Net long-term deferred tax assets	11,382	13,129

Long-term deferred tax liability
Basis difference in property, plant and equipment	(2,311)	(1,996)
Basis difference in acquired intangible assets	(13,508)	(15,228)
Other	(3,049)	(2,776)
Total long-term deferred tax liabilities	(18,868)	(20,000)
Net long term deferred tax liabilities	(7,486)	(6,871)

Net deferred tax liabilities	$(5,830)	$(5,320)

The following are the deferred tax assets and deferred tax liabilities by region at March 31, 2013 and 2012:

	2013	2012

Current deferred tax assets:
Domestic	$1,444	$1,176
Europe	181	465
Asia	362	348
Total current deferred tax assets	$1,987	$1,989

Non-current deferred tax assets:
Domestic	$4,409	$6,301
Europe	6,835	6,769
Asia	138	59
Total non-current deferred tax assets	11,382	13,129
Total deferred tax assets	$13,369	$15,118

Current deferred tax liabilities:
Domestic	$-	$(9)
Europe	(319)	(427)
China and Hong Kong	(12)	(2)
Total current deferred tax liabilities	$(331)	$(438)

Non-current deferred tax liabilities:
Domestic	$(12,334)	$(12,318)
Europe	(5,731)	(6,908)
Asia	(803)	(774)
Total non-current deferred tax liabilities	(18,868)	(20,000)
Total deferred tax liabilities	(19,199)	(20,438)
Net deferred tax liabilities	$(5,830)	$(5,320)

The above presentation of tax assets and liabilities are prior to netting of current and non-current deferred tax items, and the consolidated balance sheet presents net current and non-current tax assets and liabilities for each taxing jurisdiction. At March 31, 2013 and 2012, the Company had a valuation allowance of $66 and $213, respectively, relating to certain tax jurisdictions the Company does not project utilizing the existing deferred tax asset. During fiscal 2013, the Company recorded a reduction in income tax expense of approximately $140 or less than $0.01 per diluted share with respect to the release of the valuation allowance on deferred tax assets for Hong Kong.

The Company had no U.S. federal net operating loss carry-forwards at March, 31, 2013 and 2012. The Company had certain state net operating loss carry-forwards at March, 31, 2013.  The Company had net operating loss carry-forwards in Germany of approximately $10,493 and $9,969 at March 31, 2013 and 2012, respectively, which are not subject to expiration. During the years ended March 31, 2013 and 2012, the Company realized approximately $375 and $3,060, respectively, in benefits from the net operating loss carry-forwards. The Company has net operating loss carry-forwards in France of $8,903 and $10,285 at March 31, 2013 and 2012, respectively. The Company has French R&D tax credits of $3,847 at March 31, 2013 not subject to expiration. The French tax credits are recorded as non-current other assets and a reduction to R&D operating expenses.

The following is a reconciliation of the total amounts of unrecognized tax benefits for the year ended March 31, 2013:

Unrecognized tax benefits, April 1, 2012	$459
Increases for tax positions related to prior years	223
Reductions for tax positions of prior years	(56)
Settlements	(242)
Unrecognized tax benefits, March 31, 2013	$384

The unrecognized tax benefits of $384 at March 31, 2013, if recognized, would impact the effective tax rate.

Unrecognized tax benefits, March 31, 2013	$373
Interest	11
Unrecognized tax benefits subject to change	$384

The Company recognizes interest and penalties related to unrecognized tax benefits. The interest related to unrecognized tax benefits is recorded in “Interest expense” and penalties related to tax matters is recorded in “Operating expenses.”

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The additional tax years of 2006 through 2011 are subject to examination by China tax authorities. In the U.S., additional tax years of 2009 through 2011 are subject to examination by the U.S. tax authorities. In France, Germany, Switzerland and Ireland, up to four additional years are subject to examination by the respective tax authorities.

Based on the expiration of the statute of limitations for specific jurisdictions, there is no unrecognized tax benefit for positions previously taken that are expected to change significantly in the next twelve months.

11. EARNINGS PER SHARE INFORMATION:

Basic per share information is computed based on the weighted-average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, less the shares that may be repurchased with the funds received from their exercise. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations for the years ended March 31, 2013, 2012 and 2011, respectively:

	Net income (Numerator)	Weighted Average Shares in thousands (Denominator)	Per-Share Amount
March 31, 2013:
Basic per share information	$34,193	15,381	$2.22
Effect of dilutive securities	-	777	(0.10)
Diluted per-share information	$34,193	16,158	$2.12

March 31, 2012:
Basic per share information	$27,704	15,086	$1.84
Effect of dilutive securities	-	850	(0.10)
Diluted per-share information	$27,704	15,936	$1.74

March 31, 2011:
Basic per share information	$28,175	14,692	$1.92
Effect of dilutive securities	-	644	(0.08)
Diluted per-share information	$28,175	15,336	$1.84

For the years ended March 31, 2013, 2012 and 2011, an aggregate of 280,539, 142,401 and 1,709,960 options, respectively, were excluded from the earnings per share calculation because their effect would be anti-dilutive.

12. EQUITY-BASED COMPENSATION PLANS:

The Company has five equity-based compensation plans for which options and restricted stock units are currently outstanding. These plans are administered by the compensation committee of the Board of Directors, which approves grants to individuals eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. The Chief Executive Officer can also grant individual awards up to certain limits as approved by the compensation committee. Awards are generally granted based on the individual’s performance. Terms for stock option awards include pricing based on the closing price of the Company’s common stock on the award date, and generally vest over three to five year requisite service periods using a graded vesting schedule or subject to performance targets established by the compensation committee. Shares issued under stock option plans are newly issued common stock.

At the Company’s Annual Shareholders’ meeting on September 22, 2010, the Company’s shareholders approved a new stock-based compensation plan, the 2010 Equity Incentive Plan (the “2010 Plan”). With the adoption of the 2010 Plan, no further options may be granted under the Company’s other option plans. The 2010 Plan permits the granting of incentive stock options, non-qualified stock options and restricted stock units. Subject to certain adjustments, the maximum number of shares of common stock that may be issued under the 2010 Plan in connection with awards is 1,600,000 shares. A total of 827,161, 467,773 and 443,442 options to purchase shares and awards of RSUs were outstanding at March 31, 2013, 2012 and 2011 respectively, under the 2010 Plan.

The 2008 Equity Incentive Plan (“2008 Plan”) permitted the granting of incentive stock options, non-qualified stock options and restricted stock units. Subject to certain adjustments, the maximum number of shares of common stock that could have been issued under the 2008 Plan in connection with awards was 1,400,000 shares. A total of 692,459, 874,830 and 1,109,129 options to purchase shares and awards of RSUs were outstanding at March 31, 2013, 2012 and 2011, respectively, under the 2008 Plan.

Options to purchase up to 1,000,000 shares of common stock could have been eligible to be granted under the Company’s 2006 Stock Option Plan (“2006 Plan”). A total of 613,815, 739,925 and 844,931 options to purchase shares were outstanding at March 31, 2013, 2012 and 2011, respectively, under the 2006 plan.

On July 28, 2003, the Board of Directors adopted the Measurement Specialties, Inc. 2003 Stock Option Plan (“2003 Plan”), which was approved by shareholders at the 2003 Annual Meeting on September 23, 2003. Options to purchase up to 1,000,000 common shares could have been eligible to be granted under the 2003 Plan, and 105,308, 223,960 and 403,564 stock options were issued and outstanding at March 31, 2013, 2012, and 2011, respectively, under the 2003 Plan.

Options to purchase up to 1,500,000 shares of common stock could have been granted under the Company’s 1998 Stock Option Plan, (“1998 Plan”) until its expiration on October 19, 2008. A total of 21,372, 28,372 and 72,200 options to purchase shares were outstanding at March 31, 2013, 2012 and 2011, respectively, under the 1998 Plan.

Stock-option awards are priced based on the closing price of the Company’s common stock on the award date, generally vest over three to five year requisite service periods using a graded vesting schedule or subject to performance targets established by the compensation committee, and expire no later than ten years from the date of grant. Options may, but need not, qualify as ‘incentive stock options’ under section 422 of the Internal Revenue Code. Tax benefits are recognized upon nonqualified exercises and disqualifying dispositions of shares acquired by qualified exercises. There were no changes in the exercise prices of outstanding options, through cancellation and re-issuance or otherwise for 2013, 2012, or 2011. The number of shares remaining for future issuance under equity compensation plans totaled 798,061, 1,205,531 and 1,222,016, as of March 31, 2013, 2012, and 2011, respectively.

A summary of stock options and awards outstanding as of March 31, 2013 and changes during the twelve months then ended is presented below:

	Number of outstanding shares exercisable		Weighted-Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
March 31, 2012	2,334,860	1,623,188	$18.24	$19.02
Granted at market	424,186
Forfeited	(8,578)
Expired	(18,666)
Exercised	(471,687)
March 31, 2013	2,260,115	1,660,368	$20.55	$17.69

The aggregate intrinsic value of options outstanding at March 31, 2013, was $41,667 with a weighted-average remaining contractual life of 4.81 years and a weighted average exercise price of $20.55. Of these options outstanding, 1,660,368 were exercisable and 2,112,103 were expected to vest with aggregate intrinsic values of $36,666 and $41,160, respectively. The weighted-average contractual life of options exercisable and options expected to vest was 3.6 and 0.3 years, respectively. The weighted average exercise price of options exercisable and options expected to vest was $17.69 and $20.28, respectively. The following table provides information related to options exercised during the years ended March 31, 2013, 2012, and 2011:

	2013	2012	2011
Cash received upon exercise of options	7,790	8,973	11,433
Related tax benefit realized	1,329	1,090	749

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model (graded vesting schedule with tranche by tranche measurement and recognition of compensation cost) with the following weighted-average assumptions:

	Years ended March 31,
	2013	2012	2011
Dividend yield	-	-	-
Expected volatility	60.7%	66.0%	68.3%
Risk free interest rate	0.7%	0.9%	1.1%
Expected term after vesting (in years)	2.0	2.0	2.0
Weighted-average grant-date fair value	$15.48	$16.88	$13.01

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

At March 31, 2013, there was $4,965 of unrecognized compensation cost not adjusted for forfeitures related to share-based payments, which is expected to be recognized over a weighted-average period of approximately 1 year. Adjusted for estimated forfeitures, at March 31, 2013, there was $4,889 of unrecognized compensation cost related to share-based payments.

13. RESTRUCTURINGS AND ASSET HELD FOR SALE:

Restructurings:

As part of the Company’s ongoing efforts to review its business for opportunities to reduce operating expenses and leverage core competencies, the Company has started implementing a restructuring to consolidate all of the Company’s manufacturing operations in Scotland to other MEAS sites. This restructuring includes initiatives designed to centralize certain operating activities, and is expected to, among other things, improve operational efficiencies and performance. This restructuring could change but is expected to be implemented over the next 12 to 24 months. Costs associated with this restructuring will include payments for severance charges, costs for termination of benefits and other related activities, in addition to possible contract termination. The announcement to employees for the closure of the facility in Scotland was made in March 2013. At March 31, 2013, the Company recorded a liability for an estimate of $396 for severance costs related to the facility closure in Scotland, and the Company expects to incur additional costs for the Scottish restructuring of approximately $1,200 during the next twelve to twenty four months.

The following details the accrued restructuring reserves and activity for the Scottish restructuring at March 31, 2013:

	Balance as of April 1, 2012	Restructuring cost for the year ended March 31, 2013	Payments made during the year ended March 31, 2013	Balance as of March 31, 2013
Employee severance and termination of benefits cost	$-	$396	$-	$396
	$-	$396	$-	$396

Restructuring provisions are determined based on estimates prepared at the time the restructuring actions are approved by management, and are periodically updated for changes and also include amounts recognized as incurred.

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

The Company determined there were triggering events requiring an impairment analysis for Asset Held for Sale for which the Company recorded impairment charges of $489 and $400 during second quarter of fiscal 2013 and fourth quarter of fiscal 2012, respectively. The inputs utilized in the analysis are classified as Level 2 inputs within the fair value hierarchy as defined in the related accounting standards for fair value measurements and disclosures. The carrying value of the former PSI facility is $940 as of March 31, 2013, and approximates fair value less cost to sell.

14. COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases certain property and equipment under non-cancelable operating leases expiring on various dates through March 2056. Expenses for leases that include escalated lease payments are recorded on a straight-line basis over that base lease period. Rent expense, including real estate taxes, insurance and maintenance expenses associated with net operating leases approximates $4,014 for 2013, $4,421 for 2012, and $4,330 for 2011. At March 31, 2013, total minimum rent payments under leases with initial or remaining non-cancelable lease terms of more than one year were:

	Years ending March 31,
	2014	2015	2016	2017	2018	Thereafter
Minimum operating lease rent payments	$3,806	$2,912	$2,103	$1,491	$1,208	$3,060

The Company is obligated under capital lease arrangements for certain equipment. At March 31, 2013 and 2012, the amount of equipment recorded in property and equipment under capital leases were $28 and $60, respectively.

Below is a schedule of future payments under capital leases:

	Years ending March 31,
	2014	2015	2016	2017	Total
Capital lease obligations	$21	7	-	$-	$28

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

Contingency: Exports of technology necessary to develop and manufacture certain of the Company’s products are subject to U.S. export control laws and similar laws of other jurisdictions, and the Company may be subject to adverse regulatory consequences, including government oversight of facilities and export transactions, monetary penalties and other sanctions for violations of these laws. In certain instances, these export control regulations may prohibit the Company from developing or manufacturing certain of its products for specific end applications outside the United States. In late May 2009, the Company became aware that certain of its piezo products when designed or modified for use with or incorporation into a defense article are subject the International Traffic in Arms Regulations ("ITAR") administered by the United States Department of State. Certain technical data relating to the design of the products may have been exported to China without authorization from the U.S. Department of State.  As required by the ITAR, the Company conducted a thorough investigation into the matter.  Based on the investigation, the Company filed in December 2009 a final voluntary disclosure with the U.S. Department of State relating to that matter, as well as to exports and re-exports of other ITAR-controlled technical data and/or products to Canada, India, Ireland, France, Germany, Italy, Israel, Japan, the Netherlands, South Korea, Spain and the United Kingdom, which disclosure has since been supplemented.  In the course of the investigation, the Company also became aware that certain of its products may have been exported from France without authorization from the relevant French authorities.  The Company investigated this matter thoroughly.   In December 2009, it also voluntarily submitted to French customs authorities a list of products that may have required prior export authorization, which has since been supplemented to exclude certain products. The French authorities have confirmed no fine or penalty associated with the French export issues will be imposed because the French authorities consider the matter closed and the period of time for enforcement under the French statute of limitations expired in December 2012. The Company has taken steps to mitigate the impact of the potential ITAR violations, and we have strengthened our export-related controls and procedures. The U.S. Department of State and other regulatory authorities encourage voluntary disclosures and generally afford parties mitigating credit for submitting such voluntary disclosures. The Company nevertheless could be subject to potential regulatory consequences related to the possible ITAR violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and/or criminal penalties.  It is not possible at this time to predict the precise timing or probable outcome of any potential regulatory consequences related to the possible ITAR violations.  Moreover, due to the unpredictable nature of the probable outcome of the voluntary proceedings before the State Department, the Company cannot make a reasonable estimate of the possible loss or range of losses at this time.  Since fiscal 2009, the Company has incurred approximately $575 in legal fees associated with the French customs and ITAR matters.

Acquisition Earn-Outs: The Company has earn-out contingencies in connection with the acquisitions of Eureka, Gentech and RTD, as described in further detail in Note 5 to the Consolidated Financial Statements. At March 31, 2013, no amounts were recorded for the acquisition earn-out liabilities for Eureka and Gentech, because the Company’s assessment indicates that Eureka’s earnings and Gentech’s sales are not expected to reach earn-out levels. The acquisition earn-out liability for RTD totaled $1,122 at March 31, 2013. The estimates of the fair values for the Eureka, Gentech and RTD earn-out liabilities are based on certain assumptions and actual amounts could differ significantly. Changes to this estimate once finalized within the measurement period will be recorded to earnings in future periods.

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

Geographic information for revenues based on country from which invoiced and long-lived assets based on country of location, which includes property, plant and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization follows:

	For the years ended March 31,
	2013	2012	2011
Net Sales:
United States	$133,016	$109,073	$98,113
France	62,577	55,894	45,901
Germany	14,771	19,442	18,061
Ireland	28,153	28,621	31,071
Switzerland	16,933	18,373	15,852
Scotland	12,041	6,895	-
China	79,477	74,906	65,791
Total:	$346,968	$313,204	$274,789

Long Lived Assets:
United States	$9,292	$7,375	$9,079
France	17,940	16,962	9,086
Germany	2,937	3,294	3,540
Ireland	3,039	3,216	3,310
Switzerland	2,910	2,928	2,290
Scotland	342	323	-
China	27,869	26,386	22,998
Total:	$64,329	$60,484	$50,303

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

The following table details annual net sales invoiced from our facilities within the U.S. and outside of the U.S. and as a percentage of total net sales for the last three years, as well as net assets and the related functional currencies:

	For the years ended March 31,
	2013	2012	2011
Net sales:
U.S. facilities	$133,016	$109,073	$98,113
U.S. facilities % of sales	38%	35%	36%
Non-U.S. facilities	$213,952	$204,131	$176,676
Non-U.S. facilities % of sales	62%	65%	64%

Net assets:
U.S. dollar	$103,211	$85,559	$72,935
Chinese renminbi	28,755	28,063	26,817
Hong Kong dollar	103,620	91,413	78,829
Euro	38,160	31,226	26,530
Swiss franc	3,100	5,923	3,958
British pound	3,478	833	-

The Company is exposed to credit losses in the event of nonperformance by counter parties to its financial instruments. The Company places cash with various major financial institutions in the United States, Europe, Hong Kong, and China. Cash held in foreign institutions amounted to $26,469 and $20,312 at March 31, 2013 and 2012, respectively. The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy. Our emphasis is primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. Measurement Specialties (China) Ltd. and Measurement Specialties (Chengdu) Ltd are subject to certain Chinese government regulations, including currency exchange controls, which limit cash dividends and loans to MEAS (Asia) Limited and Measurement Specialties, Inc.

Accounts receivable are primarily concentrated in the United States and Europe. At March 31, 2013 and 2012, accounts receivable in the United States totaled $22,676 and $17,596, respectively, and accounts receivable in Europe totaled $24,491 and $23,344, respectively. To limit credit risk, the Company evaluates the financial condition and trade payment experience of customers to whom credit is extended. The Company does not require customers to furnish collateral, though certain foreign customers furnish letters of credit. In addition, concentrations of credit risk arising from trade accounts receivable are limited due to the diversity of the Company’s customers. Notwithstanding these efforts, the current distress in the global economy may increase the difficulty in collecting accounts receivable.

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

Our largest customer, Sensata, is a large U.S. OEM automotive supplier, and accounted for approximately 13% of our net sales during fiscal 2013, 14% of our net sales during fiscal 2012, and 13% of our net sales during fiscal 2011. No other customers accounted for more than 10% of sales during the fiscal years ended March 31, 2013, 2012, and 2011. At March 31, 2013 and 2012, the trade receivable with our largest customer was approximately $3,820 and $4,813, respectively.

17. SUBSEQUENT EVENT:

On April 17, 2013, the Company acquired the capital stock of Spectrum Sensors and Controls, Inc., a leader in the design and manufacture of custom temperature probes, high reliability encoders and inertial sensors, from API Technologies Corp. for approximately $51,400 in cash from a combination of available cash on hand and from borrowings under the Company’s Senior Secured Credit Facility. Transaction related costs of approximately $181 were recorded as a component of selling, general and administrative expenses for the year ended March 31, 2013.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Presented below is a schedule of selected quarterly operating results.

	First Quarter Ended June 30	Second Quarter Ended September 30	Third Quarter Ended December 31	Fourth Quarter Ended March 31
Year Ended March 31, 2013
Net sales	$88,613	$87,758	$81,628	$88,969
Gross profit	36,794	36,931	32,554	35,810
Net income	8,568	10,406	6,096	9,123
Earnings per share
EPS basic	0.56	0.68	0.40	0.59
EPS diluted	0.53	0.64	0.38	0.56
Year Ended March 31, 2012
Net sales	$77,184	$73,243	$76,341	$86,436
Gross profit	32,408	30,040	28,871	34,562
Net income	8,008	6,656	4,695	8,345
Earnings per share
EPS basic	0.53	0.44	0.31	0.55
EPS diluted	0.50	0.42	0.30	0.52

Earnings per share are computed independently for each of the quarters presented, on the basis described in Note 11. The sum of the quarters may not be equal to the full year earnings per share amounts. Reported net income for the quarter ended June 30, 2013 reflects a retrospective adjustment to increase amortization expense and decrease net income by $21 associated with finalizing purchase accounting. During the quarter ended June 30, 2011, the Company recorded a discrete non-cash income tax credit adjustment of $612 for the re-measurement of the net deferred tax liabilities in Switzerland resulting from a decrease in Swiss tax rates. During the quarters ended September 30, 2011 and 2012, the Company repurchased 229,911 and 215,161, respectively, shares of MEAS common stock. During the quarters ended March 31, 2012 and September 30, 2012, the Company recorded charges of $400 and $489, respectively, with the write-down of Assets held for sale. During the three months ended September 30, 2012, the Company recorded discrete income tax expense adjustments of approximately $853 as a reserve related to certain claw-back provisions for a tax holiday provided to MEAS Switzerland, the Company’s subsidiary in Switzerland, and during the quarter ended March 31, 2013, the Company recorded an income tax credit to release most of this reserve previously recorded. During the quarter ended December 31, 2012, the Company recorded discrete income tax credits of approximately $575 related to the refinement of the estimates between the preparation of the prior year tax provision and the filing of the prior year tax returns for, among other things, R&D tax credits and foreign tax credits related to the previous year. The Company recognized fair value of adjustments related to Eureka and Gentech as gains of approximately $3,722 and $662 for the quarters ended September 30, 2012 and March 31, 2013, respectively.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended March 31, 2013, 2012, and 2011

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts Describe		Deductions- Describe		Balance at End of Period
Year ended March 31, 2013
Deducted from asset accounts:
Allowance for doubtful accounts	$766	$303	$-		$(29	)(a)	$1,040
Inventory allowance	4,257	1,230	(9	)(d)	(950	)(b)	4,528
Valuation allowance for deferred taxes	213	(147)	-		-		66
Warranty Reserve	370	285	-		(327	)(c)	328
Year ended March 31, 2012
Deducted from asset accounts:
Allowance for doubtful accounts	$714	$142	$14	(d)	$(104	)(a)	$766
Inventory allowance	4,376	1,216	105	(d)	(1,440	)(b)	4,257
Valuation allowance for deferred taxes	142	71	-		-		213
Warranty Reserve	388	254	158	(d)	(430	)(c)	370
Year ended March 31, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$464	$362	$-		$(112	)(a)	$714
Inventory allowance	3,763	1,044	330	(d)	(761	)(b)	4,376
Valuation allowance for deferred taxes	3,074	(2,890)	-		(42	)(e)	142
Warranty Reserve	208	308	90	(d)	(218	)(c)	388

Notes:

(a) Bad debts written off, net of recoveries.

(b) Inventory sold or destroyed, production credit and foreign exchange.

(c) Costs of product repaired or replaced and foreign exchange.

(d) Recorded as part of purchase accounting.

(e) Amounts written off against reserve.

S-1