Form 10-Q
period 2013-06-30
Measurement Specialties Inc
filed 2013-08-07
CIK 778734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date: On July 22, 2013, the number of shares outstanding of the Registrant’s common stock was 15,726,664.

MEASUREMENT SPECIALTIES, INC.

FORM 10-Q

TABLE OF CONTENTS

JUNE 30, 2013

PART I.	FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS	3
	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)	3
	CONSOLIDATED CONDENSED STATEMENTS COMPREHENSIVE INCOME (UNAUDITED)	4
	CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)	5
	CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY(UNAUDITED)	7
	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)	8
	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	36

ITEM 4.	CONTROLS AND PROCEDURES	36

PART II.	OTHER INFORMATION	37

ITEM 1.	LEGAL PROCEEDINGS	37

ITEM 1A.	RISK FACTORS	37

ITEM 6.	EXHIBITS	37

SIGNATURES		38

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,
(Amounts in thousands, except per share amounts )	2013	2012
Net sales	$100,512	$88,613
Cost of goods sold	58,618	51,819
Gross profit	41,894	36,794
Selling, general, and administrative expenses	29,382	25,089
Operating income	12,512	11,705
Interest expense, net	914	722
Foreign currency exchange loss	154	39
Equity income in unconsolidated joint venture	(121)	(229)
Other expense (income)	(2)	34
Income before income taxes	11,567	11,139
Income tax expense	2,506	2,566
Net income	$9,061	$8,573

Earnings per common share
Net income - Basic	$0.58	$0.56
Net income - Diluted	$0.55	$0.53

Weighted average shares outstanding - Basic	15,632	15,318
Weighted average shares outstanding - Diluted	16,481	16,155

See accompanying notes to consolidated condensed financial statements.

3

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF

COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended June 30,
(Amounts in thousands)	2013	2012
Net income	$9,061	$8,573
Other comprehensive income, net of income taxes:
Currency translation adjustments	1,431	(3,529)
Comprehensive income	$10,492	$5,044

See accompanying notes to consolidated condensed financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands)	June 30, 2013	March 31, 2013

ASSETS

Current assets:
Cash and cash equivalents	$39,310	$36,028
Accounts receivable trade, net of allowance for doubtful accounts of $1,422 and $1,040, respectively	64,003	56,134
Inventories, net	63,199	55,984
Deferred income taxes, net	1,926	1,919
Prepaid expenses and other current assets	4,696	4,593
Other receivables	1,954	1,532
Asset held for sale	940	940
Total current assets	176,028	157,130

Property, plant and equipment, net	67,674	64,329
Goodwill	171,661	153,924
Acquired intangible assets, net	77,795	56,017
Deferred income taxes, net	3,854	3,781
Investment in unconsolidated joint venture	2,032	2,657
Other assets	8,182	7,704
Total assets	$507,226	$445,542

See accompanying notes to consolidated condensed financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share amounts)	June 30, 2013	March 31, 2013

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$228	$224
Current portion of capital lease obligations	13	21
Current portion of earn-out contingencies	1,161	1,122
Current portion of deferred acquisition payment	-	1,500
Accounts payable	30,281	26,601
Accrued expenses	6,452	6,579
Accrued compensation	11,408	10,315
Income taxes payable	279	313
Deferred income taxes, net	264	263
Restructuring liabilities	608	396
Other current liabilities	3,288	3,255
Total current liabilities	53,982	50,589

Revolver	121,000	78,000
Long-term debt, net of current portion	20,033	20,064
Capital lease obligations, net of current portion	5	7
Deferred income taxes, net	11,452	11,267
Other liabilities	5,383	5,291
Total liabilities	211,855	165,218

Equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	-	-
Common stock, no par; 25,000,000 shares authorized; 15,691,032 shares and 15,553,677 shares issued and outstanding	-	-
Additional paid-in capital	112,842	108,287
Retained earnings	172,267	163,206
Accumulated other comprehensive income	10,262	8,831
Total equity	295,371	280,324
Total liabilities and shareholders' equity	$507,226	$445,542

See accompanying notes to consolidated condensed financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THREE MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

				Accumulated
	Shares of	Additional		Other
	Common	Paid-in	Retained	Comprehensive
(Amounts in thousands, except share amounts)	Stock	Capital	Earnings	Income	Total
Balance, March 31, 2012	15,297,151	$101,435	$129,013	$12,569	$243,017
Net income			8,573	-	8,573
Currency translation adjustment			-	(3,529)	(3,529)
Non-cash equity based compensation		856	-	-	856
Amounts from exercise of stock options	84,753	1,228	-	-	1,228
Tax benefit from exercise of stock options		588			588
Balance, June 30, 2012	15,381,904	$104,107	$137,586	$9,040	$250,733

Balance, March 31, 2013	15,553,677	$108,287	$163,206	$8,831	$280,324
Net income			9,061	-	9,061
Currency translation adjustment			-	1,431	1,431
Non-cash equity based compensation		1,093	-	-	1,093
Amounts from exercise of stock options	137,355	3,000	-	-	3,000
Tax benefit from exercise of stock options		462	-	-	462
Balance, June 30, 2013	15,691,032	$112,842	$172,267	$10,262	$295,371

See accompanying notes to consolidated condensed financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended June 30,
(Amounts in thousands)	2013	2012
Cash flows from operating activities:
Net income	$9,061	$8,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,932	4,388
Non-cash equity based compensation	1,093	856
Acquisition earn-out adjustment	39	90
Deferred income taxes	156	105
Equity income in unconsolidated joint venture	(121)	(229)
Unconsolidated joint venture distributions	615	825
Net change in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, trade	(4,324)	(4,420)
Inventories	(501)	(1,180)
Prepaid expenses, other current assets and other receivables	224	1,444
Other assets	(480)	(513)
Accounts payable	2,382	(2,415)
Accrued expenses, accrued compensation, restructuring, other current and other liabilities	486	(378)
Income taxes payable	(52)	(738)
Net cash provided by operating activities	13,510	6,408
Cash flows from investing activities:
Purchases of property and equipment	(4,058)	(3,900)
Acquisition of business, net of cash acquired	(51,374)	(10,013)
Net cash used in investing activities	(55,432)	(13,913)
Cash flows from financing activities:
Borrowings from revolver and short-term debt	50,000	7,797
Repayments of revolver and capital leases	(7,010)	(5,806)
Repayments of long-term debt	(34)	(24)
Payment of deferred acquisition payment	(1,500)	-
Proceeds from exercise of options and employee stock purchase plan	3,000	1,228
Excess tax benefit from exercise of stock options	462	588
Net cash provided by financing activities	44,918	3,783

Net change in cash and cash equivalents	2,996	(3,722)
Effect of exchange rate changes on cash	286	(399)
Cash, beginning of year	36,028	32,725
Cash, end of period	$39,310	$28,604

Supplemental Cash Flow Information:
Cash paid or received during the period for:
Interest paid	$(833)	$(738)
Income taxes paid	(1,862)	(2,487)
Income taxes refunded	29	-

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

(Currency amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

Interim financial statements: The information presented as of June 30, 2013 and for the three months ended June 30, 2013 and 2012 is unaudited, and reflects all adjustments (consisting only of normal recurring adjustments) which Measurement Specialties, Inc. (the “Company,” “MEAS,” or “we”) considers necessary for the fair presentation of the Company’s financial position as of June 30, 2013, the results of its operations for the three months ended June 30, 2013 and 2012, and cash flows for the three months ended June 30, 2013 and 2012. The Company’s March 31, 2013 consolidated condensed balance sheet information was derived from the audited consolidated financial statements for the year ended March 31, 2013, which is included as part of the Company’s Annual Report on Form 10-K.

The consolidated condensed financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2013, which are included as part of the Company’s Annual Report on Form 10-K.

Description of business: Measurement Specialties, Inc. is a global leader in the design, development and manufacture of sensors and sensor-based systems for original equipment manufacturers (“OEM”) and end users, based on a broad portfolio of proprietary technology and typically characterized by the MEAS brand name. We are a global business and we believe we have a high degree of diversity when considering our geographic reach, broad range of products, number of end-use markets and breadth of customer base. The Company is a multi-national corporation with seventeen primary manufacturing facilities strategically located in the United States, China, France, Ireland, Germany and Switzerland, enabling the Company to produce and market globally a wide range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for engine and vehicle, medical, general industrial, consumer and home appliance, military/aerospace, environmental water monitoring, and test and measurement applications. The Company’s products include sensors for measuring pressure, linear/rotary position, force, torque, piezoelectric polymer film sensors, custom microstructures, load cells, vibrations and acceleration, optical absorption, humidity, gas concentration, gas flow rate, temperature, fluid properties and fluid level. The Company’s advanced technologies include piezo-resistive silicon, polymer and ceramic piezoelectric materials, application specific integrated circuits, micro-electromechanical systems (“MEMS”), foil strain gauges, electromagnetic force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, anisotropic magneto-resistive devices, electromagnetic displacement sensors, hygroscopic capacitive structures, ultrasonic measurement systems, optical measurement systems, negative thermal coefficient (“NTC”) ceramic sensors, 3-6 DOF (degree of freedom) force/torque structures, complex mechanical resonators, magnetic reed switches, high frequency multipoint scanning algorithms, and high precision submersible hydrostatic level detection.

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

The Company retrospectively adjusted the financial statements for the three months ended June 30, 2012 for revisions within the permitted measurement period to increase the valuation of certain intangible assets related to purchase accounting for the Cosense acquisition. The increase in the valuation of intangible assets resulted in an increase in amortization expense of $16 for the three months ended June 30, 2012.

Use of estimates: The preparation of the consolidated condensed financial statements, in accordance with U.S. generally accepted accounting principles, requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the useful lives of fixed assets, carrying amount and analysis of recoverability of property, plant and equipment, assets held for sale, acquired intangibles, goodwill, deferred tax assets, valuation allowances for receivables, inventories, income tax uncertainties, restructuring accruals, partial self-insurance liability for health care and other contingencies, including acquisition earn-outs, and stock based compensation. Actual results could differ from those estimates.

Recently adopted accounting pronouncements: In February 2013, the FASB issued new accounting standards for reporting of amounts reclassified out of accumulated other comprehensive income. Under this standard, entities will be required to disclose additional information with respect to changes in accumulated other comprehensive income (“AOCI”) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income (for example, unrealized gains or losses on available for sale marketable securities) as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, disclosure in one location would be required, based upon each specific AOCI component, of the amounts impacting individual income statement line items. Disclosure of the income statement line item impacts will be required only for components of AOCI reclassified into income in their entirety. Therefore, disclosure of the income statement line items affected by AOCI components such as net periodic benefit costs would not be included. The disclosures required with respect to income statement line item impacts would be made in either the notes to the consolidated financial statements or parenthetically on the face of the financial statements. The Company applied these new accounting standards effective April 1, 2013. Since this standard only impacts presentation and disclosure requirements, its adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

3. STOCK BASED COMPENSATION AND PER SHARE INFORMATION

Non-cash equity-based compensation expense for the three months ended June 30, 2013 and 2012 was $1,093 and $856, respectively. During the three months ended June 30, 2013, the Company granted 32,500 stock options from the 2010 Equity Incentive Plan (the “2010 Plan”). The estimated fair value of stock options granted during three months ended June 30, 2013 approximated $375, net of expected forfeitures and is being recognized over the respective vesting periods. During the three months ended June 30, 2013, the Company recognized $62 of expense related to these stock awards.

The Company has five share-based compensation plans for which equity awards are currently outstanding. These plans are administered by the compensation committee of the Board of Directors, which approves grants to individuals eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. The Chief Executive Officer can also grant individual awards up to certain limits as approved by the compensation committee. Awards are generally granted based on the individual’s performance. Terms for stock option awards include pricing based on the closing price of the Company’s common stock on the award date, and generally vest over three to five year requisite service periods using a graded vesting schedule or subject to performance targets established by the compensation committee. Shares issued under stock option plans are newly issued common stock. Readers should refer to Note 12 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 for additional information related to the five share-based compensation plans under which awards are currently outstanding.

The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of equity-based awards with the following assumptions for the indicated periods.

	Three months ended June 30,
	2013	2012
Dividend yield	-	-
Expected volatility	45.2%	59.4%
Risk free interest rate	0.4%	0.7%
Expected term after vesting (in years)	2.0	2.0
Weighted-average grant-date fair value	$12.68	$15.06

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

During the three months ended June 30, 2013, a total of 137,355 stock awards were exercised yielding $3,000 in cash proceeds and excess tax benefit of $462 recognized as additional paid-in capital. At June 30, 2013, there was $3,610 of unrecognized compensation cost adjusted for estimated forfeitures related to share-based payments, which is expected to be recognized over a weighted-average period of approximately 1.2 years.

On July 1, 2013, the Company granted 335,200 restricted stock units. The awards included time-based restricted stock units (“Time-based Awards”) and performance-based restricted stock units (“Performance-based Awards”) in accordance with the 2010 Plan to certain executives. The purpose of the awards is to provide members of management the opportunity for additional stock compensation in recognition of the positive performance of the Company and its stock price and as an important retention tool in light of actual compensation levels in recent years in comparison to the Company’s executive compensation peer group.

Per share information: Basic and diluted per share calculations are based on net income. Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, less the shares that may be repurchased with the funds received from their exercise. Outstanding awards relating to approximately 29,961 and 85,586 weighted shares were excluded from the calculation for the three months ended June 30, 2013 and 2012, respectively, as the impact of including such awards in the calculation of diluted earnings per share would have had an anti-dilutive effect.

The computation of the basic and diluted net income per common share is as follows:

	Net income (Numerator)	Weighted Average Shares in thousands (Denominator)	Per-Share Amount
Three months ended June 30, 2013:
Basic per share information	$9,061	15,632	$0.58
Effect of dilutive securities	-	849	(0.03)
Diluted per-share information	$9,061	16,481	$0.55

Three months ended June 30, 2012:
Basic per share information	$8,573	15,318	$0.56
Effect of dilutive securities	-	837	(0.03)
Diluted per-share information	$8,573	16,155	$0.53

4. INVENTORIES

Inventories are valued at the lower of cost or market (‘LCM’) using the first-in first-out method.  Inventories and inventory reserves for slow-moving, obsolete and lower of cost or market exposures at June 30, 2013 and March 31, 2013 are summarized as follows:

	June 30, 2013	March 31, 2013
Raw Materials	$36,393	$31,488
Work-in-Process	12,439	10,576
Finished Goods	19,417	18,448
	68,249	60,512
Inventory Reserves	(5,050)	(4,528)
	$63,199	$55,984

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Property, plant and equipment are summarized as follows:

	June 30, 2013	March 31, 2013	Useful Life
Production equipment and tooling	$73,969	$70,684	3-10 years
Building and leasehold improvements	36,050	35,400	39 to 45 years or lesser of useful life or remaining term of lease
Furniture and equipment	17,764	17,087	3-10 years
Construction-in-progress	4,475	2,711
Total	132,258	125,882
Less: accumulated depreciation and amortization	(64,584)	(61,553)
	$67,674	$64,329

Included in construction in progress at June 30, 2013 and March 31, 2013 was approximately $1,103 and $371, respectively, related to the construction of the new facility in Chengdu, China. Total depreciation was $2,500 and $2,308 for the three months ended June 30, 2013 and 2012, respectively. Property and equipment included $18 and $28 in capital leases at June 30, 2013 and March 31, 2013, respectively.

6. ACQUISITIONS AND ACQUIRED INTANGIBLE ASSETS

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

Goodwill balances presented in the consolidated condensed balance sheets of foreign acquisitions are translated at the exchange rate in effect at each balance sheet date; however, opening balance sheets used to calculate goodwill and acquired intangible assets are based on purchase date exchange rates, except for earn-out payments, which are recorded at the exchange rates in effect on the date the earn-out is accrued. The following table shows the roll forward of goodwill reflected in the financial statements for the three months ended June 30, 2013:

Accumulated goodwill	$157,277
Accumulated impairment losses	(3,353)
Balance March 31, 2013	153,924
Attributable to 2014 acquisitions	18,252
Effect of foreign currency translation	(515)
Balance March 31, 2013	$171,661

The following briefly describes the Company’s acquisitions since April 1, 2012.

Cosense: On April 2, 2012, the Company acquired the assets of Cosense, Inc. (“Cosense”), a Long Island, New York based manufacturer of ultrasonic sensors and switches used in semiconductor, medical, aerospace and industrial applications for $11,500. The Company paid $10,013 at close in cash from a combination of available cash on hand and from borrowings under the Company’s Senior Secured Credit Facility, and the Company paid the deferred acquisition payment of $1,500 on April 2, 2013.

RTD: On October 1, 2012, the Company acquired the assets of Resistance Temperature Detector Company, Inc. and its parent company, Cambridge Technologies, Inc. (collectively “RTD”), a designer and manufacturer of temperature sensors and probes based in Ham Lake, Minnesota. The Company paid $17,225 in cash at close from a combination of available cash on hand and from borrowings under the Company’s Senior Secured Credit Facility. The purchase price was subsequently increased by $58 based on final calculations of established working capital levels. The seller has the potential to receive up to $1,500 in additional consideration if certain sales targets are achieved during calendar 2013, for which the Company initially recorded as part of purchase price a fair value estimate of $1,122. The RTD acquisition provided both operational and strategic synergies in that RTD adds to the Company’s temperature portfolio with a presence in the motor/generator market, and services all of the major OEMs in that space, as well as custom temperature sensors for factory automation, medical and general industrial markets. The accounting for the acquisition of RTD will be finalized within the permitted measurement period and is subject to certain adjustments, including income taxes as the Company prepares the tax return for the prior fiscal year. The Company’s preliminary accounting for the RTD acquisition is as follows:

Assets:
Cash	$50
Accounts receivable	2,431
Inventory	2,052
Prepaid and other	17
Plant and equipment	1,232
Acquired intangible assets	8,465
Goodwill	5,137
Total purchase price	19,384
Accounts payable	(979)
18,405
Accrued earn-out contingency	(1,122)
Cash paid	$17,283

Spectrum: On April 17, 2013, the Company acquired the capital stock of Spectrum Sensors and Controls, Inc. (“Spectrum”), a leader in the design and manufacture of custom temperature probes, high reliability encoders and inertial sensors, from API Technologies Corp. for approximately $51,408 in cash from a combination of available cash on hand and from borrowings under the Company’s Senior Secured Credit Facility. The purchase price was subsequently decreased by $224 based on final calculations of established working capital levels. For the three months ended June 30, 2013, approximately $5,887 in net sales, approximately $736 in net income and $234 transaction related costs of approximately were recorded as a component of selling, general and administrative expenses related to Spectrum in the Company’s consolidated condensed financial statements. The accounting for the Spectrum acquisition is subject to certain adjustments to, among other items, inventory, fixed assets, acquired intangible assets and income taxes, due to the recent timing of the acquisition and will be finalized within the permitted measurement period. The Company’s preliminary accounting for the Spectrum acquisition is as follows:

Assets:
Cash	$34
Accounts receivable	3,116
Inventory	6,175
Prepaid and other	98
Plant and equipment	1,198
Acquired intangible assets	24,025
Goodwill	18,252
Total assets	52,898

Liabilities:
Accounts payable	(1,303)
Accrued expenses	(404)
Income taxes payable	(7)
Total liabilities	(1,714)

Cash paid at close	51,408
Accrued working capital adjustment	(224)
Total purchase price	$51,184

Acquired intangible assets: In connection with all acquisitions, the Company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade-names, order backlogs and covenants-not-to-compete.

The gross amounts and accumulated amortization, along with the range of amortizable lives, are as follows:

		June 30, 2013			March 31, 2013
	Weighted- Average Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	13	$89,093	$(28,009)	$61,084	$68,723	$(26,331)	$42,392
Patents	15	4,026	(2,093)	1,933	3,981	(2,006)	1,975
Tradenames	2	2,665	(2,590)	75	2,572	(2,536)	36
Backlog	1	6,554	(5,740)	814	5,407	(5,407)	-
Covenants-not-to-compete	3	1,372	(1,173)	199	1,321	(1,143)	178
Proprietary technology	14	18,344	(4,654)	13,690	15,706	(4,270)	11,436
		$122,054	$(44,259)	$77,795	$97,710	$(41,693)	$56,017

Amortization expense for acquired intangible assets for the three months ended June 30, 2013 and 2012 was $2,346 and $1,994, respectively. Annual amortization expense for the years ending June 30 is estimated as follows:

Amortization
Year	Expense
2014	$9,300
2015	8,313
2016	8,110
2017	7,849
2018	6,698
Thereafter	37,525
$77,795

Pro forma Financial Data (Unaudited): The following represents the Company’s pro forma consolidated condensed net sales and net income for the three months ended June 30, 2013 and 2012, based on purchase accounting information assuming the RTD and Spectrum acquisitions occurred as of April 1, 2012, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had the acquired companies been operated as part of the Company since April 1, 2012.

	Three months ended June 30,
	2013	2012
Net sales	$105,920	$95,314

Net income	$10,091	$10,130

Net income per share:
Basic	$0.65	$0.66
Diluted	$0.61	$0.63

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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013 and March 31, 2013 are as follows:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
June 30, 2013
Assets:
Foreign currency exchange contracts	$-	$276	$-	$276
Liabilities:
Acquisition earn-out contingencies	-	-	1,161	1,161
March 31, 2013
Assets:
Foreign currency exchange contracts	$-	$82	$-	$82
Liabilities:
Acquisition earn-out contingencies	-	-	1,122	$1,122

The table below provides a reconciliation of the fair value of the acquisition earn-out contingencies measured on a recurring basis for which the Company has designated as Level 3:

Beginning April 1, 2013	$1,122
Changes in fair value	39
Balance at June 30, 2013	$1,161

The foreign currency exchange contracts do not qualify for hedge accounting, and as a result, changes in the fair value of the currency swap are reflected in the accompanying consolidated condensed statements of operations. The fair value of the Company’s foreign currency contracts was based on Level 2 measurements in the fair value hierarchy.  The fair value of the foreign currency contracts is based on forward exchange rates relative to current exchange rates which were obtained from independent financial institutions reflecting market quotes. The fair value of the acquisition earn-out contingencies is determined using a modeling technique based on significant unobservable inputs calculated using a discounted future cash flows approach. Key assumptions include discount rates for present value factor of 16% for Eureka, 3.3% for Gentech and 10% for RTD, which are based on industry specific weighted average cost of capital, adjusted for, among other things, time and risk, as well as annual earnings before interest, taxes, depreciation and amortization of $1,039 for Eureka and annual revenues of £10,800 for Gentech and forecasted annual revenues of $16,000 for RTD over the life of the earn-outs. The estimated fair value of acquisition earn-out contingencies could differ significantly from actual amounts. Adjustments to the fair value of earn-outs are recorded to earnings with that portion of the adjustment relating to the time value of money as interest expense and the non-interest portion of the change in earn-outs as a component of selling, general and administrative expenses.

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the three months ended June 30, 2013.

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

The fair values and carrying amounts of other financial instruments as of June 30, 2013 and March 31, 2013 are as follows:

	June 30, 2013		March 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Captial leases	$18	$18	$28	$28
Revolver	121,000	121,000	78,000	78,000
Term debt	20,261	20,261	20,288	20,288

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition. That is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. No circumstances were identified, including evidence of impairment, during the three months ending June 30, 2013. However, the Company determined there were triggering events requiring an impairment analysis for asset held for sale for which the Company recorded impairment charges of $489 and $400 during second quarter of fiscal 2013 and fourth quarter of fiscal 2012, respectively. The inputs utilized in the analysis are classified as Level 2 inputs within the fair value hierarchy as defined in the related accounting standards for fair value measurements and disclosures.

Derivative instruments and risk management: The Company is exposed to market risks from changes in interest rates, commodities, credit and foreign currency exchange rates, which could impact its results of operations and financial condition. The Company attempts to address its exposure to these risks through its normal operating and financing activities. In addition, the Company’s relatively broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating results as a whole. Readers should refer to Note 6 in the Annual Report for the fiscal year ended March 31, 2013 for additional information related to the Company’s exposures to market risks for interest rates, commodities and credit.

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

Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing and operating sites throughout the world and a large portion of its sales are generated in foreign currencies. A substantial portion of the Company’s revenue is priced in U.S. dollars, and most of its costs and expenses are priced in U.S. dollars, with the remaining priced in Chinese RMB, Euros, Swiss francs and British pounds. Sales by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar. Accordingly, the competitiveness of its products relative to products produced locally (in foreign markets) may be affected by the performance of the U.S. dollar compared with that of our foreign customers’ currencies. Refer to Note 11, Segment Information, for details concerning net sales invoiced from our facilities within the U.S. and outside of the U.S., as well as long-lived assets. Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s consolidated condensed financial statements.

During the three months ended June 30, 2013, the RMB appreciated approximately 1.5% relative to the U.S. dollar. The RMB appreciated approximately 0.7% and 3.6%, respectively, relative to the U.S. dollar during fiscal 2013 and 2012. The Chinese government no longer pegs the RMB to the U.S. dollar, but established a currency policy letting the RMB trade in a narrow band against a basket of currencies. The Company has more expenses in RMB than sales (i.e., short RMB position), and as such, if the U.S. dollar weakens relative to the RMB, our operating profits will decrease. We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

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

The Company uses foreign currency forward exchange contracts in Asia for the purposes of hedging the Company’s short-position exposure to the RMB. At June 30, 2013, the Company has a number of RMB/U.S. dollar currency contracts with notional amounts totaling $13,600 and exercise dates through June 30, 2014 at average exchange rates of 0.1573 (RMB to U.S. dollar conversion rate). With the RMB/U.S. dollar contracts, for every 10 percent depreciation of the RMB, the Company would be exposed to approximately $1,360 in additional foreign currency exchange losses. Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in results of operations, not in other comprehensive income. To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

Fair values of derivative instruments not designated as hedging instruments are as follows:

	June 30,	March 31,
	2013	2013	Location
Financial position:
Foreign currency contracts - RMB	$276	$82	Other assets

The effect of derivative instruments not designated as hedging instruments on the statements of operations and cash flows for the three months ended June 30, 2013 and 2012 is as follows:

	Three months ended June 30,
	2013	2012	Location
Results of operations:
Foreign currency contracts - RMB	$56	$227	Foreign currency exchange gain
Total	$56	$227

	Three months ended June 30,
	2013	2012	Location
Cash flows from operating activities: Source (Use)
Foreign currency exchange contracts - RMB	$90	$24	Prepaid expenses (Accrued expenses)
Total	$90	$24

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

The Senior Secured Credit Facility, as amended, consists of a $185,000 revolving credit facility (the "Revolving Credit Facility") with a $75,000 accordion feature enabling expansion of the Revolving Credit Facility to $260,000. The Revolving Credit Facility has a variable interest rate based on the LIBOR, EURIBOR or the ABR Rate (prime based rate) with applicable margins ranging from 1.25% to 2.00% for LIBOR and EURIBOR based loans or 0.25% to 1.00% for ABR Rate loans. The applicable margins may be adjusted quarterly based on a change in the leverage ratio of the Company. The Senior Secured Credit Facility also includes the ability to borrow in currencies other than U.S. dollars, such as the Euro and Swiss Franc, up to $66,000, none of which was utilized at June 30, 2013. Commitment fees on the unused balance of the Revolving Credit Facility range from 0.25% to 0.375% per annum of the average amount of unused balances. The Revolving Credit Facility will expire on November 8, 2016 and all balances outstanding under the Revolving Credit Facility will be due on such date. The Company has provided a security interest in substantially all of the Company's U.S. based assets as collateral for the Senior Secured Credit Facility and private placement of credit facilities entered into by the Company from time to time not to exceed $50,000, including the Prudential Shelf Facility (as defined below). The Senior Secured Credit Facility includes an inter-creditor arrangement with Prudential and is on a pari passu (equal force) basis with the Prudential Shelf Facility.

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

As of June 30, 2013, the Company utilized the LIBOR and EURIBOR based rate for $121,000 of the Revolving Credit Facility. The weighted average interest rate applicable to borrowings under the Revolving Credit Facility was approximately 1.8% at June 30, 2013. As of June 30, 2013, the outstanding borrowings on the Revolving Credit Facility, which is classified as non-current, were $121,000. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change. At June 30, 2013, the Company could have borrowed an additional $64,000 under the Revolving Credit Facility.

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

The Company was in compliance with its debt covenants at June 30, 2013.

Deferred financing costs: Amortization of deferred financing costs totaled $86 and $70 for the three months ended June 30, 2013 and 2012, respectively. Annual amortization expense of deferred financing costs associated with the refinancing is estimated to be approximately $342.

Chinese credit facility: On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co., Ltd (“CMB”).   On December 23, 2011, MEAS China renewed the China Credit Facility and extended the expiration to November 25, 2013. The China Credit Facility permits MEAS China to borrow up to RMB 68,000 (approximately $11,000).  Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal.  MEAS China has pledged its Shenzhen facility to CMB as collateral.  The interest rate will be based on the London Inter-bank Offered Rate (“LIBOR”) plus a LIBOR spread, depending on the term of the loan when drawn.  The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China. At June 30, 2013, MEAS China had not borrowed any amounts under the China Credit Facility.

European credit facility: On July 21, 2010, the Company’s subsidiary in France (“MEAS Europe”) entered into a five year credit facility agreement (the “European Credit Facility”) with La Societe Bordelaise de Credit Industriel et Commercial (“CIC”). The European Credit Facility permits MEAS Europe to borrow up to €2,000 (approximately $2,600).  Specific covenants include certain financial covenants for maximum leverage ratio and net debt to equity ratio, as well as customary limitations, compliance with laws and regulations, use of proceeds, and timely payment of interest and principal.  MEAS Europe has pledged its Les Clayes-sous-Bois, France facility to CIC as collateral.  The interest rate is based on the EURIBOR interest rate plus a spread of 1.8%. The EURIBOR interest rate will vary depending on the term of the loan when drawn.  The purpose of the European Credit Facility is primarily to provide additional flexibility in funding operations of MEAS Europe. At June 30, 2013, MEAS Europe had not borrowed any amounts under the European Credit Facility.

Long-term debt and promissory notes: Below is a summary of the long-term debt and promissory notes outstanding at June 30, 2013 and March 31, 2013:

	June 30,	March 31,
	2013	2013
Term notes at 5.70% due in full on June 1, 2015	$10,000	$10,000

Term notes at 6.15% due in full on June 1, 2017	10,000	10,000

Governmental loans from French agencies at no interest and payable based on R&D expenditures	261	288
	20,261	20,288
Less current portion of long-term debt	228	224
	$20,033	$20,064

The annual principal payments of long-term debt, promissory notes and revolver as of June 30, 2013 are as follows:

Years ending June 30,	Term	Other	Subtotal	Revolver	Total
2014	$-	$228	$228	$-	$228
2015	-	33	33	-	33
2016	10,000	-	10,000	-	10,000
2017	-		-	121,000	121,000
2018	10,000	-	10,000	-	10,000
Total	$20,000	$261	$20,261	$121,000	$141,261

9. RESTRUCTURINGS AND ASSET HELD FOR SALE:

Restructurings:

As part of the Company’s ongoing efforts to review its business for opportunities to reduce operating expenses and leverage core competencies, the Company has started implementing a restructuring to consolidate all of the Company’s manufacturing operations in Scotland to other MEAS sites. This restructuring includes initiatives designed to centralize certain operating activities, and is expected to, among other things, improve operational efficiencies and performance. This restructuring could change but is expected to be implemented over the next 9 to 21 months. Costs associated with this restructuring will include payments for severance charges, costs for termination of benefits and other related activities, in addition to possible contract termination. The announcement to employees for the closure of the facility in Scotland was made in March 2013. At June 30, 2013, the liability for estimated severance costs related to the facility closure in Scotland was $608, and the Company expects to incur additional costs for the Scottish restructuring of approximately $1,000 during the next nine to twenty one months.

The following details the accrued restructuring reserves and activity for the Scottish restructuring at June 30, 2013:

	Balance as of	Three months ended June 30, 2013		Balance as of
	April 1, 2013	Restructuring costs	Payments	June 30, 2013
Employee severance and termination of benefits cost	$396	$212	$-	$608
	$396	$212	$-	$608

Restructuring provisions are determined based on estimates prepared at the time the restructuring actions are approved by management, and are periodically updated for changes and also include amounts recognized as incurred.

Asset held for sale and Impairment of asset held for sale: The Company completed the consolidation of the former PSI facility into the existing MEAS Hampton facility. The PSI facility is no longer utilized for manufacturing and is held for sale. Accordingly, the former PSI facility is classified as an asset held for sale in the consolidated balance sheet, since it meets the held for sale criteria under the applicable accounting guidelines. The carrying value of the former PSI facility is $940 as of June 30, 2013, and approximates fair value less cost to sell.

10. COMMITMENTS AND CONTINGENCIES:

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

Acquisition Earn-Outs: The Company has earn-out contingencies in connection with the acquisitions of Eureka, Gentech and RTD. At June 30, 2013 and March 31, 2013, no amounts were recorded for the acquisition earn-out liabilities for Eureka and Gentech, because the Company’s assessment indicates that Eureka’s earnings and Gentech’s sales are not expected to reach earn-out levels. The acquisition earn-out liability for RTD totaled $1,161 at June 30, 2013. The estimates of the fair values for the Eureka, Gentech and RTD earn-out liabilities are based on certain assumptions and actual amounts could differ significantly. Changes to this estimate will be recorded to earnings in future periods.

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

Geographic information for revenues based on country from which invoiced and long-lived assets based on country of location, which includes property, plant and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization follows:

	Three months ended June 30,
	2013	2012
Net Sales:
United States	$43,121	$33,096
France	16,972	15,245
Germany	4,224	3,594
Ireland	7,650	7,362
Switzerland	4,975	4,155
Scotland	2,698	3,862
China	20,872	21,299
Total:	$100,512	$88,613

	June 30, 2013	March 31, 2013
Long Lived Assets:
United States	$10,643	$9,292
France	18,338	17,940
Germany	2,750	2,937
Ireland	3,050	3,039
Switzerland	2,595	2,910
Scotland	285	342
China	30,013	27,869
Total:	$67,674	$64,329

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

Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, many of which are beyond our control. Actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made. Factors that might cause actual results to differ materially from the expected results described in or underlying our forward-looking statements include:

•	Conditions in the general economy, including risks associated with the current financial markets and worldwide economic conditions and demand for products that incorporate our products;

•	Competitive factors, such as price pressures and the potential emergence of rival technologies;

•	Compliance with export control laws and regulations;

•	Fluctuations in foreign currency exchange and interest rates;

•	Interruptions in supply chain, distribution systems, suppliers’ operations or the refusal of our suppliers to provide us or our customers with component materials, particularly in light of the current economic conditions, natural or man-made disasters and potential for suppliers to fail;

•	Timely development, market acceptance and warranty performance of new products;

•	Changes in product mix, costs and yields;

•	Uncertainties related to doing business in Europe and China;

•	Uncertainties related to restructurings, plant closures and consolidation of operations;

•	Legislative initiatives, including tax legislation and other changes in the Company’s tax position;

•	Legal proceedings;

•	Product liability, warranty and recall claims;

•	Compliance with debt covenants, including events beyond our control;

•	Conditions in the credit markets, including our ability to raise additional funds;

•	Adverse developments in industries and other markets served by us;

•	Changes in estimated fair value of acquisition earn-out contingencies due to changes in assumptions and expected results of applicable financial criteria; and

•	The risk factors listed from time to time in the reports we file with the SEC, including those described below under “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

This list is not exhaustive. Except as required under federal securities laws and the rules and regulations promulgated by the SEC, we do not intend to update publicly any forward-looking statements after the filing of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changes in assumptions or otherwise.

Overview

Measurement Specialties, Inc. is a global leader in the design, development and manufacture of sensors and sensor-based systems for OEM and end users, based on a broad portfolio of proprietary technology and typically characterized by the MEAS brand name. We are a global business and we believe we have a high degree of diversity when considering our geographic reach, broad range of products, number of end-use markets and breadth of customer base. The Company is a multi-national corporation with seventeen primary manufacturing facilities strategically located in the United States, China, France, Ireland, Germany, and Switzerland, enabling the Company to produce and market globally a wide range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for engine and vehicle, medical, general industrial, consumer and home appliance, military/aerospace, environmental water monitoring, and test and measurement applications. The Company’s products include sensors for measuring pressure, linear/rotary position, force, torque, piezoelectric polymer film sensors, custom microstructures, load cells, vibrations and acceleration, optical absorption, humidity, gas concentration, gas flow rate, temperature, fluid properties and fluid level. The Company’s advanced technologies include piezo-resistive silicon, polymer and ceramic piezoelectric materials, application specific integrated circuits, MEMS, foil strain gauges, electromagnetic force balance systems, fluid capacitive devices, linear and rotational variable differential transformers, anisotropic magneto-resistive devices, electromagnetic displacement sensors, hygroscopic capacitive structures, ultrasonic measurement systems, optical measurement systems, negative thermal coefficient (“NTC”) ceramic sensors, 3-6 DOF (degree of freedom) force/torque structures, complex mechanical resonators, magnetic reed switches, high frequency multipoint scanning algorithms and high precision submersible hydrostatic level detection. We compete in growing global market segments driven by demand for products that are smarter, safer, more energy-efficient, and environmentally-friendly. We deliver a strong value proposition to our customers through our willingness to customize sensor solutions, leveraging our innovative portfolio of core technologies and exploiting our low-cost manufacturing model based on our 18 year presence in China.

Executive Summary

Our vision is to be the supplier of choice to OEMs and select end-users for all their physical sensing needs. To that end, MEAS continues to expand our market position as a leading global sensor supplier. Over the past ten fiscal years, the Compounded Annual Growth Rate (“CAGR”) of our sales of 21% has exceeded overall market increases. The Company’s strong recovery since fiscal 2010 reflects the positive returns from our significant investments in research and development for new programs and the approximately $330,000 invested since June 2004 through April 2013 in our 21 acquisitions, expanding our product offerings and geographic reach.

The Company remains focused on creating long-term shareholder value through continued development of innovative technologies and strengthening our market position by expanding customer relationships. To accomplish this goal, we continue to take measures we believe will result in sales performance in excess of the overall market and generation of positive adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”). A core tenant of our long-term strategy to increase profitability is to grow the size and scale of the Company in order to improve our leverage of SG&A expenses. Accordingly, we believe we can achieve 20% Adjusted EBITDA Margin (Adjusted EBITDA as a percent of Net Sales) in fiscal 2014 and improve this metric as we grow sales at a higher rate than costs in fiscal 2015 and beyond. We have implemented aggressive actions to position the Company for future growth in sales and profitability. As part of these continued measures to improve profitability, the Company has started implementing a restructuring to consolidate the Company’s manufacturing operations in Scotland to other MEAS sites. The Company expects to record approximately $1,600 in restructuring charges associated with the restructuring of its Scotland operations; however, the Company expects to realize annual cost efficiencies as a result of the restructurings in Europe of approximately $4,000 beginning in fiscal 2015, of which approximately $1,600 relate to the restructuring in Scotland. For a further discussion concerning the restructuring, please refer to Note 9 to the Consolidated Condensed Financial Statements. We believe we continue to have one of the strongest product development pipelines in the history of the Company, which we expect to lay the foundation for future sales growth. Research and development will continue to play a key role in our efforts to maintain product innovations for new sales and to improve profitability. Our broad range of products and geographic diversity provide the Company with a variety of opportunities to leverage technology, products, manufacturing base and our financial performance.

Acquisitions are a key component of the Company’s growth strategy. Consistent with this strategy, the Company made three acquisitions since April 1, 2012. On April 17, 2013, the Company acquired the capital stock of three Spectrum entities, a leader in the design and manufacture of custom temperature probes, high reliability encoders and inertial sensors. On October 1, 2012, the Company acquired certain assets of RTD, a designer and manufacturer of temperature sensors and probes based in Ham Lake, Minnesota. On April 2, 2012, the Company acquired the assets of Cosense, a Long Island, New York based manufacturer of ultrasonic sensors and switches used in semiconductor, medical, aerospace and industrial applications.

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

Overall, the Company expects solid sales growth for fiscal 2014, despite the impact of an in-sourcing arrangement with Sensata. Additionally, many of our customers remain cautious due to challenging economic conditions. The Company has worked closely with Sensata, our largest customer and a large automotive supplier, on an in-sourcing program, whereby a majority of our business with Sensata will be manufactured by Sensata under a royalty arrangement. The impact on our sales in fiscal 2014 is expected to be a decrease of approximately $5,000 in net sales from previous expectations. As a result of continued limited customer visibility in product demand and the impact of the long-term supply agreement with Sensata, we have set our outlook for sales accordingly. Including acquisitions made in fiscal 2013 and the recent acquisition of Spectrum made in April 2013, the Company expects to generate sales of approximately $400,000 to $405,000 for fiscal 2014.

We remain positive with regard to sales contribution coming from product developments and expect solid contributions over the next several years driven by key development programs, including urea level/quality sensors, digital temperature sensors and new barometric pressure sensors. One key development program in particular relates to increased diesel emission standards. All diesel truck (and eventually passenger car) OEMs are migrating to selective catalytic reduction systems (SCR), which inject urea into the exhaust stream to reduce NOx emissions. We expect OEMs to implement urea quality sensors over the next 3 years in the U.S. In Europe, to achieve new standards set in Euro 6c in 2016, we believe EU OEMs will integrate urea quality monitoring (as well as push for continuous level in tank) as ways to improve system efficiency and close the monitoring/dosing loop. China is several years behind U.S. and EU emission standards, so requirements for urea quality in China should phase in after 2016.

Additionally, we expect the sensor market will continue to be a growth industry and perform well relative to the overall economy as a result of the increase in sensor content in various products across most end markets in the U.S., Europe and Asia. Sensor content continues to increase at a faster rate than overall product unit growth, as OEMs add “intelligence” in products across most market verticals to promote improved energy efficiency and cleaner technologies, to meet regulatory compliance requirements and to improve user safety and convenience.

The following graph details the Company’s quarterly net sales and adjusted EBITDA over the previous two years.

Adjusted EBITDA is a non-GAAP financial measure that is not in accordance with, or an alternative to, measures prepared in accordance with GAAP. The Company believes certain financial measures which meet the definition of non-GAAP financial measures provide important supplemental information. The Company considers Adjusted EBITDA an important financial measure because it provides a financial measure of the quality of the Company’s earnings. Other companies may calculate Adjusted EBITDA differently than we do, which might limit its usefulness as a comparative measure. Adjusted EBITDA is used by management in addition to and in conjunction with the results presented in accordance with GAAP. Additionally, we believe quarterly Adjusted EBITDA provides the current run-rate for trending purposes rather than a trailing twelve month historical amount. The following table details quarterly net sales and also provides a non-GAAP reconciliation of quarterly Adjusted EBITDA to the applicable GAAP financial measures.

Quarter Ended	Net Sales	Quarterly Adjusted EBITDA*	Quarterly Adjusted EBITDA* Margin	Net income *	Interest	Foreign Currency Exchange Loss (Gain)	Depreciation and Amortization	Income Taxes	Share-based Compensation	Other*
6/30/2011	$77,184	$15,277	20%	$8,008	$579	$399	$3,520	$1,453	$1,245	$73
9/30/2011	$73,243	$13,685	19%	$6,656	$548	$(378)	$3,581	$1,630	$1,254	$394
12/31/2011	$76,341	$13,057	17%	$4,695	$806	$27	$4,847	$1,187	$1,162	$333
3/31/2012	$86,436	$16,625	19%	$8,345	$642	$(222)	$4,787	$1,883	$602	$588
6/30/2012	$88,613	$17,155	19%	$8,573	$722	$39	$4,388	$2,566	$856	$11
9/30/2012	$87,758	$17,671	20%	$10,406	$662	$202	$4,316	$3,503	$1,388	$(2,806)
12/31/2012	$81,628	$14,015	17%	$6,096	$688	$(7)	$4,523	$1,075	$1,500	$140
3/31/2013	$88,969	$16,168	18%	$9,123	$621	$(345)	$4,659	$1,202	$989	$(81)
6/30/2013	$100,512	$19,105	19%	$9,061	$914	$154	$4,932	$2,506	$1,093	$445

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

The primary factors that impact our costs of sales include production and sales volumes, product sales mix, foreign currency exchange rates, changes in the price of raw materials, China wage rate increases and the impact of various cost control measures. Although we expect continued pressures on our gross margins given our expectation that costs, including raw material and labor costs, will increase, we expect an overall improvement in gross margins by 200 to 250 basis points over the next two years as a result of a number of factors, including product mix, largely due to lower Sensata sales and sales growth of other more profitable product lines, increased leverage of our fixed manufacturing overhead and the benefits from restructurings. As part of the Company’s ongoing efforts to review our business for opportunities to reduce operating expenses and leverage core competencies, the Company has started to consolidate all of the Company’s manufacturing operations in Scotland to other MEAS sites. The restructuring is expected to, among other things, improve operational efficiencies and performance. Certain aspects of the Scottish restructuring could change but is currently expected to be implemented over the next 9 to 21 months. Costs associated with this restructuring will include payments for severance charges, costs for termination of benefits and other related activities, in addition to possible contract termination costs, all of which will be reported in the statement of operations as restructuring costs. Total cumulative restructuring costs are expected to total approximately $1,600. For a further discussion concerning the Scottish restructuring, please refer to Note 9 to the Consolidated Condensed Financial Statements. We expect our overall gross margins, excluding costs associated with the restructuring in Scotland, to range from approximately 41% to 43%, during fiscal 2014, though gross margins for certain quarters could be outside this expected range. As with all manufacturers, our gross margins are sensitive to the overall volume of business (i.e., economies of scale) in that certain costs are fixed. During the quarter ended June 30, 2013, the RMB appreciated 1.5%, and for fiscal 2013 and 2012, the RMB appreciated approximately 0.7%, and 3.6%, respectively, relative to the U.S. dollar. There are indications this trend may continue in the near term. We estimate in 2014 for every 10% increase in the value of the RMB relative to the U.S. dollar, our gross margins decline by approximately $3,805.

Total selling, general and administrative expenses (“Total SG&A”) as a percentage of net sales were higher in fiscal 2013 as compared to the prior year, mainly reflecting increases in acquisition related expenses and amortization of acquired intangible assets, as well as restructuring costs. Long-term, the Company plans to continue to control costs and leverage our SG&A expenses by growing sales at a higher rate than SG&A expenses. As a percent of sales, Total SG&A was approximately 29.2% during the quarter ended June 30, 2013. For fiscal 2013 and 2012, Total SG&A expenses were approximately 29.3% and 28.7% of net sales, respectively. In 2014, we expect an increase in our SG&A expenses as a percentage of net sales mainly due to continued investment in R&D for new programs, increased amortization expense from recent acquisitions, restructuring costs and higher wage and benefit costs, including non-cash equity based compensation due to the annual award which was granted effective July 1, 2013 and incentive based compensation.

Included in Total SG&A is amortization expense related to intangible assets acquired in acquisitions. Amortization of acquired intangible assets and deferred financing costs have increased over the past three years mainly due to the acquisitions we have made. Amortization is disproportionately loaded more in the initial years of the acquisition, and therefore amortization expense is higher in the quarters immediately following a transaction, and declines in later years based on how various intangible assets are valued and the differing useful lives for which the respective intangible assets are amortized. For example, backlog is amortized over a period less than 1 year and patents are amortized over a weighted average life of 15 years. Amortization of acquired intangible assets for fiscal 2014 is expected to increase by approximately $2,800 due to the recent Spectrum acquisition, based on preliminary fair value estimates, as well as assuming no significant changes in foreign currency exchange rates and no additional acquisitions in 2014.

In addition to margin exposure, the Company also has foreign currency exchange exposures related to balance sheet accounts. When foreign currency exchange rates fluctuate, there is a resulting revaluation of assets and liabilities denominated and accounted for in foreign currencies other than the subsidiary’s functional currency, resulting in foreign currency exchange (“fx”) losses or gains. For example, our Swiss company, which uses the Swiss franc or “CHF” as its functional currency, holds cash denominated in foreign currencies (U.S. dollar and Euro). As the Swiss franc appreciates against the U.S. dollar and/or Euro, the cash balances held in those denominations are devalued when stated in terms of Swiss francs. These fx transaction gains and losses are reflected in our “Foreign Currency Exchange Gain or Loss.” Aside from cash, our foreign and domestic entities hold receivables and payables in foreign currencies. During the quarter ended June 30, 2013, the Company recorded net fx losses of $154 , which mainly reflects fx losses in Europe resulting from the fluctuation of the Euro relative to the U.S. dollar and fx losses in Asia with the appreciation of the RMB. We recorded net fx gains of $110 and $175 in 2013 and 2012, respectively. The Company’s operations outside of the U.S. and the volume of business denominated in other currencies have expanded over the years from acquisitions. We expect to see continued fx losses or gains associated with volatility of foreign currency exchange rates.

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

The Company plans to continue investing in various capital projects in fiscal 2014 to generate higher sales in new and expanded programs, and expects these expenditures to range between 3.5% and 4.5% of sales. This range of expected capital expenditures excludes investments in the new Greenfield manufacturing facility in China and other such facility investments, such as the purchase of a facility to replace a leased facility or to expand an existing facility. There is no specific timeline or commitment to acquire a facility, but the Company does from time to time contemplate making such facility investments. The Company’s investment in the new Greenfield manufacturing facility in Chengdu, China is expected to be completed in fiscal 2015. The Chengdu facility is expected to cost approximately $6,000, excluding VAT, of which $1,103 has been incurred to date. During the transition to the new facility, the Company expects to temporarily increase certain inventory levels.

Results of Operations

Three Months Ended June 30, 2013 Compared To Three Months Ended June 30, 2012

The following table sets forth certain items from operations in our consolidated condensed statements of operations for the three months ended June 30, 2013 and 2012, respectively:

	Three months ended June 30,			Percent
	2013	2012	Change	Change
Net sales	$100,512	$88,613	$11,899	13.4
Cost of goods sold	58,618	51,819	6,799	13.1
Gross profit	41,894	36,794	5,100	13.9
Operating expenses:
Selling, general, and administrative	25,647	22,153	3,494	15.8
Non-cash equity based compensation	1,093	856	237	27.7
Amortization of acquired intangibles and deferred financing costs	2,432	2,080	352	16.9
Restructuring costs	210	-	210	100.0
Total selling, general and administrative expenses	29,382	25,089	4,293	17.1
Operating income	12,512	11,705	807	6.9
Interest expense, net	914	722	192	26.6
Foreign currency exchange loss	154	39	115	294.9
Equity income in unconsolidated joint venture	(121)	(229)	108	(47.2)
Other expense (income)	(2)	34	(36)	(105.9)
Income before income taxes	11,567	11,139	428	3.8
Income tax expense	2,506	2,566	(60)	(2.3)
Net income	$9,061	$8,573	$488	5.7

Net sales: For the three months ended June 30, 2013, net sales totaled a record $100,512, and represented an increase of $11,899 or 13.4% over the corresponding period last year. Organic sales, defined as net sales excluding sales attributed to the RTD and Spectrum acquisitions of $9,676 for the three months ended June 30, 2013, increased $2,223 or 2.5%. Sales increased in all sensor product lines, except Sensata, position and optical, with the largest increases in sales to pressure/force, humidity, piezo and temperature. The overall increase in organic sales is mainly due to new sales from broader product adoptions and new programs, though there remains instability in Europe and the resulting uncertainty and cautiousness with customers across most markets.

We expect the sensor market to continue to perform well relative to the overall economy as a result of the increase in sensor content in various products across most end markets in the U.S., Europe and Asia. Sensor business is a growth industry that outpaces overall average global gross domestic product. Sensor content continues to increase at a faster rate than overall product unit growth, as OEMs add “intelligence” in products across most market verticals to promote improved energy efficiency and cleaner technologies, to meet regulatory compliance requirements and to improve user safety and convenience.

Gross margin: Gross margin (gross profit as a percent of net sales) increased slightly to approximately 41.7% from approximately 41.5%. The increase in gross margin is mainly due to a relatively stable product sales mix, partially offset by the appreciation of the RMB. In comparing the three months ended June 30, 2013 to the corresponding period last year, the RMB appreciated approximately 1.8% relative to the U.S. dollar. This translates to an annualized decrease in profits of approximately $685 based on an estimate decrease in our operating income of approximately $3,805 for every 10% appreciation of the RMB against the U.S. dollar.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability and cost of raw materials, foreign currency exchange rates, and other factors.

Selling, general and administrative: Overall, total selling, general and administrative (“SG&A”) expenses increased $4,293 or 17.1% to $29,382. Organic SG&A costs, defined as total SG&A excluding SG&A costs associated with the RTD and Spectrum acquisitions of $2,196 for the three months ended June 30, 2013, increased $2,097 or 8.4%. The increase in organic SG&A mainly reflects the increases in research and development costs, amortization of intangible assets and compensation costs. The increase in research and development costs is mostly due to the Company’s continued investment in new programs. The increase in compensation costs, including non-cash equity based compensation, mainly reflects higher headcount, compensation and bonus levels as part of the Company’s overall growth.

Total SG&A expenses as a percent of net sales was approximately 29.2%, as compared to 28.3% last year.

Non-cash equity based compensation: Non-cash equity based compensation increased $237 to $1,093. The increase in non-cash equity based compensation is mainly because of the timing of the annual award and the ratable recognition of the equity compensation expense with more expense recognized in the initial years after the grant. The most recent annual award was granted on July 2, 2012, and the previous annual award was on December 1, 2010. Total compensation cost related to share based payments not yet recognized totaled $3,610 at June 30, 2013, which is expected to be recognized over a weighted average period of approximately 1.2 years. Non-cash equity based compensation costs are expected to increase next fiscal quarter since the annual award was granted effective July 1, 2013.

Amortization of acquired intangible assets and deferred financing costs: Amortization of acquired intangible assets and deferred financing costs increased $352 to $2,432, as compared to $2,080 the same period last year. The increase in amortization expense is mainly because of the acquisitions of RTD and Spectrum.

Restructuring costs: As part of the Company’s ongoing efforts to review our business for opportunities to reduce operating expenses and leverage core competencies, the Company started implementing plans to consolidate all of the Company’s manufacturing operations in Scotland to other MEAS sites. The Scottish restructuring includes initiatives designed to centralize certain operating activities, and is expected to, among other things, improve operational efficiencies and performance. This restructuring is expected to be implemented over the next 9 to 21 months. Costs associated with this restructuring will include payments for severance charges, costs for termination of benefits and other related activities, in addition to possible contract termination costs, all of which will be reported in the statement of operations costs. The announcement to employees for the closure of the facility in Scotland was made in March 2013. During the three months ended June 30, 2013, the Company incurred $210 for severance costs related to the facility closure in Scotland, and the Company expects to incur additional costs with the Scottish restructuring of approximately $1,000. At June 30, 2013, the liability recorded for restructuring costs in Scotland was $608. For further details concerning the Scottish restructuring, please refer to Note 9 to the Consolidated Condensed Financial Statements.

Interest expense, net: Interest expense increased $192 to $914 from $722. The increase in interest expense is primarily due to the increase in average outstanding debt. Total average outstanding debt increased to approximately $137,052 for the three months ended June 30, 2013 as compared to $105,230 for the same period last year, mainly reflecting additional borrowing to fund acquisitions. Interest rates remained at approximately 2.5% for the three months ended June 30, 2013 and 2012. Additionally, the Company recorded during the three months ended June 30, 2013 approximately $39 in interest expense related to the fair value adjustment of acquisition earn-outs, as compared to $90 in adjustments to interest expense for acquisition earn-outs during the same period last year.

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

The increase in the foreign currency exchange loss is mainly due to the foreign currency exchange losses recorded with the unfavorable fluctuations of the European currencies relative to the U.S. dollar with the Company’s European operations and the fluctuation of the RMB relative to the U.S. dollar. The Company continues to be impacted by volatility in foreign currency exchange rates, including the impact of the fluctuation of the U.S. dollar relative to the Euro, Swiss franc and British pound, as well as the appreciation of the RMB relative to the U.S. dollar.

Income Taxes: Income tax expense for the three months ended June 30, 2013 decreased $60 to $2,506 from $2,566 for the corresponding period last year. The decrease in income tax expense is primarily due to a discrete non-cash income tax credit, which was partially offset by the increase in the estimated annual effective tax rate (“estimated ETR”) and the generation of higher profits before taxes.

The Company’s overall effective tax rate (income tax expense divided by income before income taxes) for the three months ended June 30, 2013 was approximately 22%, as compared to approximately 23% the same period last year. Income tax expense during interim periods is based on an estimated ETR. The estimated ETR without discrete items for fiscal 2014 is approximately 24%, as compared to 23% estimated ETR without discrete items for the three months ended June 30, 2012. The increase in the estimated annual effective tax rate without discrete adjustments mainly reflects a higher proportion of taxable income in tax jurisdictions with higher tax rates, including the U.S. The overall estimated ETR is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely and are subject to change.

During the three months ended June 30, 2013, the Company recorded a non-cash discrete income tax credit of for approximately $156 related to the elimination of the liability previously recorded for an uncertain tax position related to claw-back provision for a tax holiday provided to the Company’s subsidiary in Switzerland.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $39,310 at June 30, 2013, an increase of $3,282 as compared to March 31, 2013, reflecting, among other factors, changes in cash flows generated from operating activities and borrowings from the Company’s revolver, which were partially offset by cash used in investing activities for acquisitions and capital expenditures and debt payments.

The following compares the primary categories of the consolidated condensed statement of cash flows for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,
	2013	2012	Change
Net cash provided by operating activities	$13,510	$6,408	$7,102
Net cash used in investing activities	(55,432)	(13,913)	(41,519)
Net cash provided by financing activities	44,918	3,783	41,135
Effect of exchange rate changes on cash	286	(399)	685
Net change in cash and cash equivalents	$3,282	$(4,121)	$7,403

A key source of the Company’s liquidity is its ability to generate positive operating cash flows. Cash flows provided by operating activities increased $7,102 to $13,510. The increase in operating cash flows is mainly due to the $5,572 increase in cash flows from operating working capital (net changes in trade accounts receivable, inventory and accounts payable). In comparing cash flows generated from operating working capital for the three months ended June 30, 2013 to the corresponding period last year, the largest drivers of the increase in cash flows from operating working capital were the favorable trends with inventories and trade payables, partially offset by the unfavorable fluctuation in prepaid expenses and other assets. Operating cash flows from accounts payable fluctuated favorably by $4,797, reflecting, among other factors, the timing of payments related to the planned build-up of inventory last year with the planned transition to the new Toulouse facility. The net increases in inventory for the current and prior periods were $501 and $1,180, respectively. The improvement in the change in inventory balances for operating cash flows is largely due to efforts to closely manage inventory levels, especially with the transition to the new Toulouse facility. The number of inventory turns improved slightly to 3.7 from 3.6. The number of inventory turns is a non-GAAP financial measure and is calculated as follows: (respective quarterly cost of goods sold annualized / inventory) or (($58,618 X 4) / $63,199).

Net cash used in investing activities for the three months ended June 30, 2013 was $55,432 as compared to $13,913 the corresponding period last year. The increase in cash used in investing activities mainly reflects the higher purchase price and cash outlays for the acquisition of Spectrum during the quarter ended June 30, 2013, as compared to the acquisition of Cosense during the quarter ended June 30, 2012. Capital expenditures primarily consist of the purchase of equipment for the manufacturing of new products and programs, as well as capital additions related to the new manufacturing facility in China.

Net cash provided by financing activities for the three months ended June 30, 2013 totaled $44,918, as compared to $3,783 in net cash provided in financing activities the same period last year. The Company’s credit facilities are mainly utilized to fund acquisitions. The Company funded the Spectrum and Cosense acquisitions from a combination of cash on hand and borrowings under the Company’s revolver. Additionally, the Company received proceeds from the exercise of stock options and the related excess tax benefit from the exercise of stock options. Proceeds from the exercise of stock options totaled $3,000 for the three months ended June 30, 2013.

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

The Senior Secured Credit Facility, as amended, consists of a $185,000 revolving credit facility (the "Revolving Credit Facility") with a $75,000 accordion feature enabling expansion of the Revolving Credit Facility to $260,000. The Revolving Credit Facility has a variable interest rate based on the LIBOR, EURIBOR or the ABR Rate (prime based rate) with applicable margins ranging from 1.25% to 2.00% for LIBOR and EURIBOR based loans or 0.25% to 1.00% for ABR Rate loans. The applicable margins may be adjusted quarterly based on a change in the leverage ratio of the Company. The Senior Secured Credit Facility also includes the ability to borrow in currencies other than U.S. dollars, such as the Euro and Swiss Franc, up to $66,000, none of which was utilized at June 30, 2013. Commitment fees on the unused balance of the Revolving Credit Facility range from 0.25% to 0.375% per annum of the average amount of unused balances. The Revolving Credit Facility will expire on November 8, 2016 and all balances outstanding under the Revolving Credit Facility will be due on such date. The Company has provided a security interest in substantially all of the Company's U.S. based assets as collateral for the Senior Secured Credit Facility and private placement of credit facilities entered into by the Company from time to time not to exceed $50,000, including the Prudential Shelf Facility (as defined below). The Senior Secured Credit Facility includes an inter-creditor arrangement with Prudential and is on a pari passu (equal force) basis with the Prudential Shelf Facility.

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

As of June 30, 2013, the Company utilized the LIBOR and EURIBOR based rate for $121,000 of the Revolving Credit Facility. The weighted average interest rate applicable to borrowings under the Revolving Credit Facility was approximately 1.8% at June 30, 2013. As of June 30, 2013, the outstanding borrowings on the Revolving Credit Facility, which is classified as non-current, were $121,000. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change. At June 30, 2013, the Company could have borrowed an additional $64,000 under the Revolving Credit Facility.

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

The Company was in compliance with its debt covenants at June 30, 2013.

China credit facility: On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co., Ltd. (“CMB”).   On December 23, 2011, MEAS China renewed the China Credit Facility and extended the expiration to November 25, 2013. The China Credit Facility permits MEAS China to borrow up to RMB 68,000 (approximately $11,000).  Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal.  MEAS China has pledged its Shenzhen facility to CMB as collateral.  The interest rate will be based on the London Inter-bank Offered Rate (“LIBOR”) plus a LIBOR spread, depending on the term of the loan when drawn.  The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China. At June 30, 2013, MEAS China had not borrowed any amounts under the China Credit Facility.

European credit facility: On July 21, 2010, the Company’s subsidiary in France (“MEAS Europe”) entered into a five year credit facility agreement (the “European Credit Facility”) with La Societe Bordelaise de Credit Industriel et Commercial (“CIC”). The European Credit Facility permits MEAS Europe to borrow up to €2,000 (approximately $2,600).   Specific covenants include specific financial covenants for maximum leverage ratio and net debt to equity ratio, as well as customary limitations, compliance with laws and regulations, use of proceeds, and timely payment of interest and principal.  MEAS Europe has pledged its Les Clayes-sous-Bois, France facility to CIC as collateral.  The interest rate is based on the EURIBOR Offered Rate (“EURIBOR”) plus a spread of 1.8%. The EURIBOR interest rate will vary depending on the term of the loan when drawn.  The purpose of the European Credit Facility is primarily to provide additional flexibility in funding operations of MEAS Europe. At June 30, 2013, MEAS Europe had not borrowed any amounts against the European Credit Facility.

Acquisition earn-outs and contingent payments: The Company has earn-out contingencies in connection with the acquisitions of Eureka, Gentech and RTD. At June 30, 2013 and March 31, 2013, no amounts were recorded for the acquisition earn-out liabilities for Eureka and Gentech, because the Company’s assessment indicates that Eureka’s earnings and Gentech’s sales are not expected to reach earn-out levels. The acquisition earn-out liability for RTD totaled $1,161 at June 30, 2013. The estimates of the fair values for the Eureka, Gentech and RTD earn-out liabilities are based on certain assumptions and actual amounts could differ significantly. Changes to this estimate will be recorded to earnings in future periods.

LIQUIDITY: Management assesses the Company’s liquidity in terms of available cash, our ability to generate cash and our ability to borrow to fund operating, investing and financing activities. The Company continues to generate cash from operating activities, and the Company remains in a positive financial position with availability under credit facilities. The Company will continue to have cash requirements to support working capital needs, capital expenditures, earn-outs related to acquisitions, and to pay interest and service debt. One of the Company’s known cash requirements is for capital expenditure commitments related to the construction of the new facility in Chengdu, China. The Chengdu facility is expected to be built through fiscal 2016 at a cost of approximately $6,000, excluding land and VAT, of which approximately $1,103 has been incurred to date. As part of the transition to the new facility, the Company expects to temporarily increase certain inventory levels. Additionally, as part of the Company’s ongoing efforts to review our business for opportunities to reduce operating expenses and leverage core competencies, the Company has started implementing the plans to consolidate all of the Company’s manufacturing operations in Scotland to other MEAS sites. These restructuring plans could change but are expected to be implemented over the next 9 to 21 months. Costs associated with this restructuring will include payments for severance charges, costs for termination of benefits and other related activities. For further details concerning the Scottish restructuring, please refer to Note 9 to the Consolidated Financial Statements. We believe the Company’s financial position, generation of cash and the existing credit facility, in addition to the potential to refinance or obtain additional financing will be sufficient to meet funding of day-to-day and material short and long-term commitments for the foreseeable future.

At June 30, 2013, we had approximately $39,310 of available cash and approximately $64,000 of borrowing capacity, after considering the limitations set on the Company’s total leverage under the revolving credit facility. This cash balance includes cash of $12,093 in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations. Additionally, the Company had approximately $20,474 of cash in Europe at March 31, 2013. The Company’s cash balances are generated and held in numerous locations throughout the world, including substantial amounts held outside the United States. The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed. Wherever possible, cash management is centralized and intra-company financing is used to provide working capital to the Company’s operations. Cash balances held outside the United States could be repatriated to the United States, but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted or prohibited by local laws. Where local restrictions prevent an efficient intra-company transfer of funds, the Company’s intent is that cash balances would remain in the foreign country and it would meet United States liquidity needs through ongoing cash flows, external borrowings, or both.

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

The Company has acquired and divested of certain assets, including the acquisition of businesses. In connection with these acquisitions, the Company often provides and receives representations, warranties and/or indemnities to cover various risks and unknown liabilities, such as claims for damages arising out of the use of products or relating to intellectual property matters, commercial disputes, environmental matters or tax matters. The Company cannot estimate the potential liability from such representations, warranties and indemnities because they relate to unknown conditions. However, the Company does not believe that the liabilities relating to these representations, warranties and indemnities will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

AGGREGATE CONTRACTUAL OBLIGATIONS: As of June 30, 2013, the Company’s contractual obligations, including payments due by period, are as follows:

Contractual Obligations:	Payment due by period
	Total	1 year	2-3 years	4-5 years	> 5 years
Long-term debt obligations	$141,261	$228	$10,033	$131,000	$-
Interest obligation on long-term debt	13,192	3,302	6,593	3,297	-
Capital lease obligations	18	13	5	-	-
Operating lease obligations	14,355	4,010	4,972	2,532	2,841
Purchase obligations	11,564	10,929	384	251	-
Health care self-insurance liability	635	635	-	-	-
Other long-term obligations*	9,792	6,617	1,118	630	1,427
Total	$190,817	$25,734	$23,105	$137,710	$4,268

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

The above contractual obligation table excludes certain contractual obligations, such as possible severance payments to certain executives, since these contractual commitments are not accrued as liabilities at June 30, 2013 or are otherwise indeterminable. These contractual obligations are accrued as liabilities when the respective contingencies are determinable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since March 31, 2013, the Company experienced the following significant changes to our market risk:

There was an decrease in the notional amount of RMB/U.S. dollar forward currency. For a discussion of market risk affecting us, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended March 31, 2013.

The Company has a number of foreign currency exchange contracts in Asia for the purposes of hedging the Company’s short-position exposure to the RMB. The RMB/U.S. dollar currency contracts have notional amounts totaling $13,600, with exercise dates through June 30, 2014 at average exchange rates of 0.1573 (RMB to U.S. dollar conversion rate). With the RMB/U.S. dollar contracts, for every 10 percent depreciation of the RMB, the Company would be exposed to approximately $1,360 in additional foreign currency exchange losses. Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in results of operations, not in other comprehensive income. To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

ITEM 4. CONTROLS AND PROCEDURES

(Amounts in thousands)

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer with the participation of management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2013, management did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s evaluation of the Company’s internal controls and procedures as of June 30, 2013 excluded the evaluation of internal controls for the Company’s recent acquisitions RTD and Spectrum. At June 30, 2013, RTD, which was acquired on October 1, 2012, represented approximately $18,253 in total assets, and $3,789 of net sales for the three months ended June 30, 2013. Spectrum, which was acquired on April 17, 2013, represented approximately $52,753 in total assets at June 30, 2013, and $5,887 of net sales for the three months ended June 30, 2013.

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

ITEM 1A. RISK FACTORS

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2013 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual report on Form 10-K for the year ended March 31, 2013.

ITEM 6. EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Measurement Specialties, Inc. (Registrant)

Date: August 7, 2013	By:	/s/ Frank D. Guidone
Frank D. Guidone President, Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2013	By:	/s/ Mark Thomson
Mark Thomson Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1	Stock Purchase Agreement dated April 17, 2013 by and between API Technologies Corp., a Delaware corporation, Spectrum Control, Inc., a Pennsylvania corporation, and Measurement Specialties, Inc., a New Jersey corporation (1)

10.2	Construction contract dated April 15, 2013 by and between MEAS Chengdu and Huashi Enterprises Company Limited for the construction of a new industrial building for MEAS Chengdu in Chengdu, China (2)

31.1	Certification of Frank D. Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Mark Thomson required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Frank D. Guidone and Mark Thomson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema Document (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on April 17, 2013 and incorporated herein by reference.

(2)	Previously reported with the Securities and Exchange Commission in the Current Report on Form 8-K filed on April 19, 2013 and incorporated herein by reference.

(3)  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 30, 2013 and March 31, 2013, (ii) Consolidated Condensed Statements of Operations for the three months ended June 30, 2013 and 2012, (iii) Consolidated Condensed Statements of Comprehensive Income for the three months ended June 30, 2013 and 2012, (iv) Consolidated Condensed Statement of Stockholders’ Equity for the three months ended June 30, 2013 and 2012, (v) Consolidated Condensed Statements of Cash Flows for the three months ended June 30, 2013 and 2012, and (vi) Notes to Consolidated Condensed Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

