Form 10-Q
period 2013-12-31
Measurement Specialties Inc
filed 2014-02-05
CIK 778734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTERLY PERIOD ENDED DECEMBER 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:  On January 27, 2014, the number of shares outstanding of the Registrant’s common stock was 15,972,114.

MEASUREMENT SPECIALTIES, INC.
FORM 10-Q
TABLE OF CONTENTS
DECEMBER 31, 2013

PART I.	FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS	3
	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)	3
	CONSOLIDATED CONDENSED STATEMENTS COMPREHENSIVE INCOME (UNAUDITED)	4
	CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)	5
	CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY(UNAUDITED)	7
	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)	8
	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	38

ITEM 4.	CONTROLS AND PROCEDURES	39

PART II.	OTHER INFORMATION	39

ITEM 1.	LEGAL PROCEEDINGS	39

ITEM 1A.	RISK FACTORS	39

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	39

ITEM 6.	EXHIBITS	40

SIGNATURES		41

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	December 31,		December 31,
(Amounts in thousands, except per share amounts)	2013	2012	2013	2012
Net sales	$104,416	$81,628	$307,802	$258,006
Cost of goods sold	61,842	49,074	179,542	151,790
Gross profit	42,574	32,554	128,260	106,216
Selling, general, and administrative expenses	31,018	24,873	91,132	75,527
Operating income	11,556	7,681	37,128	30,689
Interest expense, net	760	688	2,482	2,072
Foreign currency exchange loss (gain)	102	(7)	700	235
Equity income in unconsolidated joint venture	(189)	(143)	(475)	(534)
Impairment of asset held for sale	-	-	-	489
Acquisition earn-out adjustment	(108)	-	(1,161)	(3,775)
Other income	(291)	(28)	(313)	(15)
Income before income taxes	11,282	7,171	35,895	32,217
Income tax expense	2,105	1,075	7,519	7,144
Net income	$9,177	$6,096	$28,376	$25,073

Earnings per common share
Net income - Basic	$0.58	$0.40	$1.80	$1.63
Net income - Diluted	$0.55	$0.38	$1.70	$1.55

Weighted average shares outstanding - Basic	15,904	15,352	15,764	15,348
Weighted average shares outstanding - Diluted	16,800	16,087	16,652	16,126

See accompanying notes to consolidated condensed financial statements.

3

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF
COMPREHENSIVE INCOME
 (UNAUDITED)

	Three months ended December 31,		Nine months ended December 31,
(Amounts in thousands)	2013	2012	2013	2012
Net income	$9,177	$6,096	$28,376	$25,073
Other comprehensive income, net of income taxes:
Currency translation adjustments	2,205	2,273	7,532	(581)
Comprehensive income	$11,382	$8,369	$35,908	$24,492

See accompanying notes to consolidated condensed financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands)	December 31, 2013	March 31, 2013

ASSETS

Current assets:
Cash and cash equivalents	$50,988	$36,028
Accounts receivable trade, net of allowance for doubtful accounts of $1,151 and $1,040, respectively	62,418	56,134
Inventories, net	70,249	55,984
Deferred income taxes, net	1,891	1,919
Prepaid expenses and other current assets	5,709	4,593
Other receivables	307	1,532
Asset held for sale	-	940
Promissory note receivable	40	-
Income taxes receivable	1,780	-
Total current assets	193,382	157,130

Property, plant and equipment, net	74,350	64,329
Goodwill	179,153	153,924
Acquired intangible assets, net	77,908	56,017
Deferred income taxes, net	4,502	3,781
Investment in unconsolidated joint venture	2,263	2,657
Promissory note receivable	719	-
Other assets	8,961	7,704
Total assets	$541,238	$445,542

See accompanying notes to consolidated condensed financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	December 31, 2013	March 31, 2013

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$138	$224
Current portion of capital lease obligations	152	21
Current portion of earn-out contingencies	-	1,122
Current portion of deferred acquisition payment	-	1,500
Accounts payable	33,378	26,601
Accrued expenses	6,478	6,579
Accrued compensation	15,359	10,315
Income taxes payable	-	313
Deferred income taxes, net	612	263
Restructuring liabilities	288	396
Other current liabilities	2,985	3,255
Total current liabilities	59,390	50,589

Revolver	109,000	78,000
Long-term debt, net of current portion	20,000	20,064
Capital lease obligations, net of current portion	411	7
Deferred income taxes, net	15,754	11,267
Other liabilities	5,696	5,291
Total liabilities	210,251	165,218

Equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	-	-
Common stock, no par; 25,000,000 shares authorized; 15,951,679 shares and 15,553,677 shares issued and outstanding	-	-
Additional paid-in capital	123,042	108,287
Retained earnings	191,582	163,206
Accumulated other comprehensive income	16,363	8,831
Total equity	330,987	280,324
Total liabilities and shareholders' equity	$541,238	$445,542

See accompanying notes to consolidated condensed financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR NINE MONTHS ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

				Accumulated
	Shares of	Additional		Other
	Common	Paid-in	Retained	Comprehensive
(Amounts in thousands, except share amounts)	Stock	Capital	Earnings	Income	Total
Balance, March 31, 2012	15,297,151	$101,435	$129,013	$12,569	$243,017
Net income			25,073	-	25,073
Currency translation adjustment			-	(581)	(581)
Non-cash equity based compensation		3,744	-	-	3,744
Amounts from exercise of stock options	321,676	4,950	-	-	4,950
Tax benefit from exercise of stock options		1,145	-	-	1,145
Purchases of company stock	(215,161)	(7,000)	-	-	(7,000)
Balance, December 31, 2012	15,403,666	$104,274	$154,086	$11,988	$270,348

Balance, March 31, 2013	15,553,677	$108,287	$163,206	$8,831	$280,324
Net income			28,376	-	28,376
Currency translation adjustment			-	7,532	7,532
Non-cash equity based compensation		5,336	-	-	5,336
Amounts from exercise of stock options	411,636	8,096	-	-	8,096
Tax benefit from exercise of stock options		2,091	-	-	2,091
Purchases of company stock	(13,634)	(768)	-	-	(768)
Balance, December 31, 2013	15,951,679	$123,042	$191,582	$16,363	$330,987

See accompanying notes to consolidated condensed financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended December 31,
(Amounts in thousands)	2013	2012
Cash flows from operating activities:
Net income	$28,376	$25,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,308	13,211
Non-cash equity based compensation	5,336	3,744
Acquisition earn-out adjustment	(1,161)	(3,775)
Impairment of asset held for sale	-	489
Deferred income taxes	(475)	(1,660)
Equity income in unconsolidated joint venture	(475)	(534)
Unconsolidated joint venture distributions	627	825
Net change in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, trade	(4,693)	968
Inventories	(6,393)	(686)
Prepaid expenses, other current assets and other receivables	842	2,224
Other assets	(1,155)	(1,366)
Accounts payable	4,724	(6,867)
Accrued expenses, accrued compensation, restructuring, other current and other liabilities	5,699	2,582
Income taxes receivable and payable	(2,343)	557
Net cash provided by operating activities	44,217	34,785
Cash flows from investing activities:
Purchases of property and equipment	(12,493)	(11,244)
Proceeds from sale of assets, net	182	-
Acquisition of business, net of cash acquired	(57,449)	(27,466)
Net cash used in investing activities	(69,760)	(38,710)
Cash flows from financing activities:
Borrowings from revolver and short-term debt	50,000	25,797
Repayments of revolver and capital leases	(19,079)	(21,859)
Repayments of long-term debt	(167)	(88)
Payment of deferred acquisition payment	(1,500)	-
Purchase of treasury stock	(768)	(7,000)
Proceeds from exercise of options and employee stock purchase plan	8,096	4,950
Excess tax benefit from exercise of stock options	2,091	1,145
Net cash provided by financing activities	38,673	2,945

Net change in cash and cash equivalents	13,130	(980)
Effect of exchange rate changes on cash	1,830	416
Cash, beginning of year	36,028	32,725
Cash, end of period	$50,988	$32,161

Supplemental Cash Flow Information:
Cash paid or received during the period for:
Interest paid	$(2,444)	$(1,966)
Income taxes paid	(8,086)	(5,928)
Income taxes refunded	100	-

See accompanying notes to condensed consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

(Currency amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

Interim financial statements:  The information presented as of December 31, 2013 and for the three and nine months ended December 31, 2013 and 2012 is unaudited, and reflects all adjustments (consisting only of normal recurring adjustments) which Measurement Specialties, Inc. (the “Company,” “MEAS,” or “we”) considers necessary for the fair presentation of the Company’s financial position as of December 31, 2013, the results of its operations for the three and nine months ended December 31, 2013 and 2012, and cash flows for the nine months ended December 31, 2013 and 2012. The Company’s March 31, 2013 consolidated condensed balance sheet information was derived from the audited consolidated financial statements for the year ended March 31, 2013, which is included as part of the Company’s Annual Report on Form 10-K.

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

The Company retrospectively adjusted the financial statements for the nine months ended December 31, 2013 and 2012 for revisions within the permitted measurement period for the valuation of certain intangible assets related to purchase accounting for the Cosense, Spectrum and Sensotherm acquisitions.  The change in the valuation of intangible assets resulted in a decrease in amortization expense of $19 and $100 for the three months ended September 30, 2013 and June 30, 2013, respectively, and an increase in amortization expense of $16 for the three months ended June 30, 2012.

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

3. STOCK BASED COMPENSATION AND PER SHARE INFORMATION

Non-cash equity-based compensation expense for the three months ended December 31, 2013 and 2012 was $2,267 and $1,500, respectively, and for the nine months ended December 31, 2013 and 2012 was $5,336 and $3,744, respectively.  Non-cash equity-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates. Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods.  During the nine months ended December 31, 2013, the Company granted 36,500 stock options and 347,320 restricted stock units from the 2010 Equity Incentive Plan (the “2010 Plan”) and 2013 Equity Incentive Plan (“2013 Plan”).  The awards included time-based restricted stock units (“Time-based Awards”) and performance-based restricted stock units (“Performance-based Awards”) in accordance with the 2010 Plan and 2013 Plan to certain executives.  The estimated fair value of stock options and restricted stock units granted during nine months ended December 31, 2013 approximated $12,635, net of expected forfeitures and is being recognized over the respective vesting periods. During the three and nine months ended December 31, 2013, the Company recognized $1,325 and $2,633, respectively, of expense related to these stock awards.

The Company has six share-based compensation plans for which equity awards are currently outstanding.  At the Company’s Annual Shareholders’ Meeting on September 19, 2013, the Company’s shareholders approved a new stock-based compensation plan, the 2013 Plan.  With the adoption of the 2013 Plan, no additional options may be granted under the Company’s 2010 Plan.  Subject to certain adjustments, the maximum number of shares of common stock that may be issued under the 2013 Plan in connection with awards is 750,000 shares.  These plans are administered by the compensation committee of the Board of Directors, which approves grants to individuals eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. The Chief Executive Officer can also grant individual awards up to certain limits as approved by the compensation committee. Awards are generally granted based on the individual’s performance. Terms for stock option awards include pricing based on the closing price of the Company’s common stock on the award date, and generally vest over three to five year requisite service periods using a graded vesting schedule or subject to performance targets established by the compensation committee. Shares issued under stock option plans are newly issued common stock. For additional information related to the six share-based compensation plans under which awards are currently outstanding, readers should refer to Note 12 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 and the Company’s Proxy Statement on Schedule 14A for our Annual Shareholder’s Meeting filed on July 29, 2013.

The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of equity-based awards with the following assumptions for the indicated periods.

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Dividend yield	-	-	-	-
Expected volatility	52.3%	61.1%	46.0%	60.8%
Risk free interest rate	1.2%	0.7%	0.5%	0.7%
Expected term after vesting (in years)	2.0	2.0	2.0	2.0
Weighted-average grant-date fair value	$20.94	$16.61	$13.58	$15.49

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

During the nine months ended December 31, 2013, a total of 411,636 stock awards were exercised yielding $8,096 in cash proceeds and excess tax benefit of $2,091 recognized as additional paid-in capital.  At December 31, 2013, there was $12,131 of unrecognized compensation cost adjusted for estimated forfeitures related to share-based payments, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

Per share information:  Basic and diluted per share calculations are based on net income.  Basic per share information is computed based on the weighted average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, less the shares that may be repurchased with the funds received from their exercise.  Outstanding awards relating to approximately 5,782 and 347,860 weighted shares were excluded from the calculation for the three months ended December 31, 2013 and 2012, respectively, and outstanding awards relating to approximately 4,676 and 259,063 weighted shares were excluded from the calculation for the nine months ended December 31, 2013 and 2012, respectively, as the impact of including such awards in the calculation of diluted earnings per share would have had an anti-dilutive effect.

The computation of the basic and diluted net income per common share is as follows:

		Weighted
		Average Shares
	Net income	in thousands	Per-Share
	(Numerator)	(Denominator)	Amount
Three months ended December 31, 2013:
Basic per share information	$9,177	15,904	$0.58
Effect of dilutive securities	-	896	(0.03)
Diluted per-share information	$9,177	16,800	$0.55

Three months ended December 31, 2012:
Basic per share information	$6,096	15,352	$0.40
Effect of dilutive securities	-	735	(0.02)
Diluted per-share information	$6,096	16,087	$0.38

Nine months ended December 31, 2013:
Basic per share information	$28,376	15,764	$1.80
Effect of dilutive securities	-	888	(0.10)
Diluted per-share information	$28,376	16,652	$1.70

Nine months ended December 31, 2012:
Basic per share information	$25,073	15,348	$1.63
Effect of dilutive securities	-	778	(0.08)
Diluted per-share information	$25,073	16,126	$1.55

4. INVENTORIES

Inventories are valued at the lower of cost or market (‘LCM’) using the first-in first-out method.  Inventories and inventory reserves for slow-moving, obsolete and lower of cost or market exposures at December 31, 2013 and March 31, 2013 are summarized as follows:

	December 31, 2013	March 31, 2013
Raw Materials	$41,340	$31,488
Work-in-Process	12,143	10,576
Finished Goods	21,686	18,448
	75,169	60,512
Inventory Reserves	(4,920)	(4,528)
	$70,249	$55,984

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments.  Property, plant and equipment are summarized as follows:

	December 31, 2013	March 31, 2013	Useful Life
Production equipment and tooling	$80,659	$70,684	3-10 years
Building and leasehold improvements	37,692	35,400	39 to 45 years or lesser of useful life or remaining term of lease
Furniture and equipment	17,605	17,087	3-10 years
Construction-in-progress	8,215	2,711
Total	144,171	125,882
Less: accumulated depreciation and amortization	(69,821)	(61,553)
	$74,350	$64,329

Included in construction in progress at December 31, 2013 and March 31, 2013 was approximately $3,319 and $371, respectively, related to the construction of the new facility in Chengdu, China.  Total depreciation was $2,796 and $2,334 for the three months ended December 31, 2013 and 2012, respectively, and total depreciation was $7,949 and $6,885 for the nine months ended December 31, 2013 and 2012, respectively.  Property and equipment included $563 and $28 in capital leases at December 31, 2013 and March 31, 2013, respectively.

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

Goodwill balances presented in the consolidated condensed balance sheets of foreign acquisitions are translated at the exchange rate in effect at each balance sheet date; however, opening balance sheets used to calculate goodwill and acquired intangible assets are based on purchase date exchange rates.  The following table shows the roll forward of goodwill reflected in the financial statements for the nine months ended December 31, 2013:

Accumulated goodwill	$157,277
Accumulated impairment losses	(3,353)
Balance April 1, 2013	153,924
Attributable to 2014 acquisitions	25,582
Effect of foreign currency translation	(353)
Balance December 31, 2013	$179,153

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

RTD:  On October 1, 2012, the Company acquired the assets of Resistance Temperature Detector Company, Inc. and its parent company, Cambridge Technologies, Inc. (collectively “RTD”), a designer and manufacturer of temperature sensors and probes based in Ham Lake, Minnesota.  The Company paid $17,225 in cash at close from a combination of available cash on hand and from borrowings under the Company’s Senior Secured Credit Facility.  The purchase price was subsequently increased by $58 based on final calculations of established working capital levels.  The seller had the potential to receive up to $1,500 in additional consideration if certain sales targets are achieved during calendar 2013, for which the Company initially recorded as part of purchase price a fair value estimate of $1,122.  During the nine months ended December 31, 2013, the Company determined that RTD’s sales were below initially estimated earn-out levels.  Accordingly, the Company recorded fair value adjustments to reflect no earn-out liability at December 31, 2013.  The RTD acquisition provided both operational and strategic synergies in that RTD adds to the Company’s temperature portfolio with a presence in the motor/generator market serving all of the major OEMs in that space, as well as custom temperature sensors for factory automation, medical and general industrial markets.

Spectrum:  On April 17, 2013, the Company acquired the capital stock of Spectrum Sensors and Controls, Inc. (“Spectrum”), a leader in the design and manufacture of custom temperature probes, high reliability encoders and inertial sensors, from API Technologies Corp. for approximately $51,408 in cash from a combination of available cash on hand and from borrowings under the Company’s Senior Secured Credit Facility.  The purchase price was subsequently decreased by $224 based on final calculations of established working capital levels.  For the nine months ended December 31, 2013, approximately $18,896  in net sales, approximately $971 in net income and approximately $308 in transaction related costs were recorded as a component of selling, general and administrative expenses related to Spectrum in the Company’s consolidated condensed financial statements.  Due to the recent timing of the Spectrum acquisition, the accounting for the acquisition is subject to certain adjustments for, among other items, inventory, fixed assets, acquired intangible assets and income taxes, and will be finalized within the permitted measurement period.  The Company’s preliminary accounting for the Spectrum acquisition is as follows:

Assets:
Cash	$34
Accounts receivable	3,116
Inventory	5,258
Prepaid and other	98
Plant and equipment	1,198
Acquired intangible assets	23,575
Goodwill	22,878
Total assets	56,157

Liabilities:
Accounts payable	(1,303)
Accrued expenses	(411)
Deferred income taxes	(3,260)
Total liabilities	(4,974)
Total purchase price	$51,183

Sensotherm:  On August 30, 2013, the Company acquired the capital stock of Sensotherm Temperatursensorik GmbH, a German limited liability company and Secon Kft., a Hungarian limited liability company (together, “Sensotherm"), a leader in the design and manufacture of platinum (Pt) thin film temperature sensors for approximately €4,900 or approximately $6,600 in cash from available cash on hand.  For the nine months ended December 31, 2013, approximately $1,209  in net sales, approximately $83  in net loss and approximately $210 in transaction related costs were recorded as a component of selling, general and administrative expenses related to Sensotherm in the Company’s consolidated condensed financial statements.  Due to the recent timing of the Sensotherm acquisition, the accounting for the acquisition is subject to certain adjustments for, among other items, inventory, fixed assets, acquired intangible assets and income taxes, and will be finalized within the permitted measurement period.  The Company’s preliminary accounting for the Sensotherm acquisition is as follows:

Assets:
Cash	$275
Accounts receivable	452
Inventory	527
Prepaid and other	69
Plant and equipment	1,226
Acquired intangible assets	4,110
Goodwill	2,704
Total assets	9,363

Liabilities:
Accounts payable	(284)
Accrued expenses	(336)
Capital lease obligation	(594)
Income taxes payable	(281)
Deferred income taxes	(1,294)
Total liabilities	(2,789)

Total purchase price and cash paid at close	6,574

Acquired intangible assets:  In connection with all acquisitions, the Company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade-names, order backlogs and covenants-not-to-compete.

The gross amounts and accumulated amortization, along with the range of amortizable lives, are as follows:

		December 31, 2013			March 31, 2013
	Weighted-
	Average Life	Gross	Accumulated		Gross	Accumulated
	in years	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships	13	$94,842	$(32,285)	$62,557	$68,723	$(26,331)	$42,392
Patents	15	4,194	(2,311)	1,883	3,981	(2,006)	1,975
Tradenames	2	2,769	(2,744)	25	2,572	(2,536)	36
Backlog	1	6,472	(6,344)	128	5,407	(5,407)	-
Covenants-not-to-compete	3	1,370	(1,219)	151	1,321	(1,143)	178
Proprietary technology	14	18,734	(5,570)	13,164	15,706	(4,270)	11,436
		$128,381	$(50,473)	$77,908	$97,710	$(41,693)	$56,017

Amortization expense for acquired intangible assets for the three months ended December 31, 2013 and 2012 was $2,474 and $2,119, respectively, and amortization expense for acquired intangible assets for the nine months ended December 31, 2013 and 2012 was $7,103 and $6,116.  Annual amortization expense for the years ending December 31 is estimated as follows:

Amortization
Year	Expense
2014	$9,039
2015	8,786
2016	8,424
2017	8,257
2018	5,966
Thereafter	37,436
$77,908

Pro forma Financial Data (Unaudited):  The following represents the Company’s pro forma consolidated condensed net sales and net income for the three and nine months ended December 31, 2013 and 2012, based on purchase accounting information assuming the RTD, Spectrum and Sensotherm acquisitions occurred as of April 1, 2012, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had the acquired companies been operated as part of the Company since April 1, 2012.

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Net sales	$104,416	$88,835	$314,537	$280,147

Net income	$9,177	$6,835	$29,494	$28,909

Net income per share:
Basic	$0.58	$0.45	$1.87	$1.88
Diluted	$0.55	$0.42	$1.77	$1.79

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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and March 31, 2013 are as follows:

	Quoted	Significant
	prices in	other	Significant
	active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2013
Assets:
Foreign currency exchange contracts	$-	$431	$-	$431
Liabilities:
Acquisition earn-out contingencies	-	-	-	-
March 31, 2013
Assets:
Foreign currency exchange contracts	$-	$82	$-	$82
Liabilities:
Acquisition earn-out contingencies	-	-	1,122	$1,122

The table below provides a reconciliation of the fair value of the acquisition earn-out contingencies measured on a recurring basis for which the Company has designated as Level 3:

Beginning April 1, 2013	$1,122
Changes in fair value	(1,161)
Interest	39
Balance at December 31, 2013	$-

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

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the nine months ended December 31, 2013.

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

The fair values and carrying amounts of other financial instruments as of December 31, 2013 and March 31, 2013 are as follows:

	December 31, 2013		March 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Promissory note receivable	$759	$759	$-	$-
Liabilities:
Captial leases	563	563	28	28
Revolver	109,000	109,000	78,000	78,000
Term debt	20,138	20,138	20,288	20,288

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition.  That is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. No circumstances were identified, including evidence of impairment, during the nine months ending December 31, 2013.  However, the Company determined there were triggering events requiring an impairment analysis for asset held for sale for which the Company recorded impairment charges of $489 during the three months ended September 30, 2012.  The inputs utilized in the analysis are classified as Level 2 inputs within the fair value hierarchy as defined in the related accounting standards for fair value measurements and disclosures.

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

During the nine months ended December 31, 2013, the RMB appreciated approximately 2.6% relative to the U.S. dollar.  The RMB appreciated approximately 0.7% and 3.6%, respectively, relative to the U.S. dollar during fiscal 2013 and 2012.    The Chinese government no longer pegs the RMB to the U.S. dollar, but established a currency policy letting the RMB trade in a narrow band against a basket of currencies. The Company has more expenses in RMB than sales (i.e., short RMB position), and as such, if the U.S. dollar weakens relative to the RMB, our operating profits will decrease. We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

The Company uses foreign currency forward exchange contracts in Asia for the purposes of hedging the Company’s short-position exposure to the RMB.  At December 31, 2013, the Company has a number of RMB/U.S. dollar currency contracts with notional amounts totaling $17,200 and exercise dates through December 31, 2014 at average exchange rates of 0.1597 (RMB to U.S. dollar conversion rate).  With the RMB/U.S. dollar contracts, for every 10 percent depreciation of the RMB, the Company would be exposed to approximately $1,720 in additional foreign currency exchange losses.  Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in results of operations, not in other comprehensive income.  To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

Fair values of derivative instruments not designated as hedging instruments are as follows:

	December 31,	March 31,
	2013	2013	Location
Financial position:
Foreign currency contracts - RMB	$431	$82	Other assets

The effect of derivative instruments not designated as hedging instruments on the statements of operations for the three and nine months ended December 31, 2013 and 2012 and statements of cash flows for the nine months ended December 31, 2013 and 2012 are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2013	2012	2013	2012	Location
Results of operations:
Foreign currency contracts - RMB	$(285)	$(217)	$(749)	$(4)	Foreign currency exchange loss (gain)
Total	$(285)	$(217)	$(749)	$(4)

	Nine months ended
	December 31,
	2013	2012	Location
Cash flows from operating activities: Source (Use)
Foreign currency exchange contracts - RMB	$405	$15	Prepaid expenses (Accrued expenses)
Total	$405	$15

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

The Senior Secured Credit Facility, as amended, consists of a $185,000 revolving credit facility (the "Revolving Credit Facility") with a $75,000 accordion feature enabling expansion of the Revolving Credit Facility to $260,000.  The Revolving Credit Facility has a variable interest rate based on the LIBOR, EURIBOR or the ABR Rate (prime based rate) with applicable margins ranging from 1.25% to 2.00% for LIBOR and EURIBOR based loans or 0.25% to 1.00% for ABR Rate loans.  The applicable margins may be adjusted quarterly based on a change in the leverage ratio of the Company.  The Senior Secured Credit Facility also includes the ability to borrow in currencies other than U.S. dollars, such as the Euro and Swiss Franc, up to $66,000, none of which was utilized at December 31, 2013.  Commitment fees on the unused balance of the Revolving Credit Facility range from 0.25% to 0.375% per annum of the average amount of unused balances.  The Revolving Credit Facility will expire on November 8, 2016 and all balances outstanding under the Revolving Credit Facility will be due on such date.  The Company has provided a security interest in substantially all of the Company's U.S. based assets as collateral for the Senior Secured Credit Facility and private placement of credit facilities entered into by the Company from time to time not to exceed $50,000, including the Prudential Shelf Facility (as defined below).  The Senior Secured Credit Facility includes an inter-creditor arrangement with Prudential and is on a pari passu (equal force) basis with the Prudential Shelf Facility.

As of December 31, 2013, the Company utilized the LIBOR based rate for $109,000 of the Revolving Credit Facility. The weighted average interest rate applicable to borrowings under the Revolving Credit Facility was approximately 1.7% at December 31, 2013.  As of December 31, 2013, the outstanding borrowings on the Revolving Credit Facility, which is classified as non-current, were $109,000.  The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change.  At December 31, 2013, the Company could have borrowed an additional $76,000 under the Revolving Credit Facility.

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

The Company was in compliance with its debt covenants at December 31, 2013.

Deferred financing costs:  Amortization of deferred financing costs totaled $85 and $70 for the three months ended December 31, 2013 and 2012, respectively, and amortization of deferred financing costs totaled $256 and $210 for the nine months ended December 31, 2013 and 2012, respectively.  Annual amortization expense of deferred financing costs associated with the refinancing is estimated to be approximately $342.

Chinese credit facility:  On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co., Ltd (“CMB”).  MEAS China renewed the China Credit Facility and extended the expiration to November 28, 2015.  The China Credit Facility permits MEAS China to borrow up to RMB 68,000 (approximately $11,000).  Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal.  MEAS China has pledged its Shenzhen facility to CMB as collateral.  The interest rate will be based on the London Inter-bank Offered Rate (“LIBOR”) plus a LIBOR spread, depending on the term of the loan when drawn.  The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China.  At December 31, 2013, MEAS China had not borrowed any amounts under the China Credit Facility.

European credit facility:  On July 21, 2010, the Company’s subsidiary in France (“MEAS Europe”) entered into a five year credit facility agreement (the “European Credit Facility”) with La Societe Bordelaise de Credit Industriel et Commercial (“CIC”).  The European Credit Facility permits MEAS Europe to borrow up to €2,000 (approximately $2,600).  Specific covenants include certain financial covenants for maximum leverage ratio and net debt to equity ratio, as well as customary limitations, compliance with laws and regulations, use of proceeds, and timely payment of interest and principal.  MEAS Europe has pledged its Les Clayes-sous-Bois, France facility to CIC as collateral.  The interest rate is based on the EURIBOR interest rate plus a spread of 1.8%.  The EURIBOR interest rate will vary depending on the term of the loan when drawn.  The purpose of the European Credit Facility is primarily to provide additional flexibility in funding operations of MEAS Europe.  At December 31, 2013, MEAS Europe had not borrowed any amounts under the European Credit Facility.

Long-term debt and promissory notes:  Below is a summary of the long-term debt and promissory notes outstanding at December 31, 2013 and March 31, 2013:

	December 31,	March 31,
	2013	2013

Term notes at 5.70% due in full on June 1, 2015	$10,000	$10,000

Term notes at 6.15% due in full on June 1, 2017	10,000	10,000

Governmental loans from French agencies at no interest and payable based on R&D expenditures	138	288
	20,138	20,288
Less current portion of long-term debt	138	224
	$20,000	$20,064

The annual principal payments of long-term debt, promissory notes and revolver as of December 31, 2013 are as follows:

Years ending
December 31,	Term	Other	Subtotal	Revolver	Total
2014	$-	$138	$138	$-	$138
2015	10,000	-	10,000	-	10,000
2016	-	-	-	-	-
2017	10,000		10,000	109,000	119,000
2018	-	-	-	-	-
Total	$20,000	$138	$20,138	$109,000	$129,138

9. RESTRUCTURINGS AND ASSET HELD FOR SALE:

Restructurings:

As part of the Company’s ongoing efforts to review its business for opportunities to reduce operating expenses and leverage core competencies, the Company is consolidating all of the Company’s manufacturing operations in Scotland to other MEAS sites.  This restructuring includes initiatives designed to centralize certain operating activities, and is expected to, among other things, improve operational efficiencies and performance.  This restructuring could change but is expected to be implemented over the next 3 to 6 months.  Costs associated with this restructuring will include payments for severance charges, costs for termination of benefits and other related activities, in addition to possible contract termination.  The announcement to employees for the closure of the facility in Scotland was made in March 2013.  At December 31, 2013, the liability for estimated severance costs related to the facility closure in Scotland was approximately $288, and the Company expects to incur additional costs for the Scottish restructuring of approximately $600 during the next three to six months.

The following details the accrued restructuring reserves and activity for the Scottish restructuring at December 31, 2013:

	Balance as of			Balance as of
	April 1, 2013	Restructuring costs	Payments	December 31, 2013
Employee severance and termination of benefits cost	$396	$640	$(748)	$288
	$396	$640	$(748)	$288

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

Acquisition Earn-Outs:  The Company had earn-out contingencies in connection with the acquisitions of Eureka, Gentech and RTD.  At December 31, 2013, no amounts were recorded for the acquisition earn-out liabilities for Eureka, Gentech and RTD, because the Company’s assessment indicated that Eureka’s earnings and Gentech and RTD’s sales did not reach earn-out levels.

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

Geographic information for revenues based on country from which invoiced and long-lived assets based on country of location, which includes property, plant and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization follows:

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Net Sales:
United States	$44,601	$32,339	$132,621	$98,300
France	18,744	14,357	53,081	45,663
Germany	5,574	3,338	14,904	10,870
Ireland	7,633	6,375	22,354	20,964
Switzerland	7,386	3,982	17,296	12,128
Scotland	1,028	2,751	6,784	9,556
China	19,450	18,486	60,762	60,525
Total:	$104,416	$81,628	$307,802	$258,006

	December 31, 2013	March 31, 2013
Long Lived Assets:
United States	$10,365	$9,292
France	19,548	17,940
Germany	4,716	2,937
Ireland	3,158	3,039
Switzerland	2,601	2,910
Scotland	90	342
China	33,872	27,869
Total:	$74,350	$64,329

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

Executive Summary

Our vision is to be the supplier of choice to OEMs and select end-users for all their physical sensing needs.  To that end, MEAS continues to expand our market position as a leading global sensor supplier.  Over the past ten fiscal years through fiscal 2013, the Compounded Annual Growth Rate (“CAGR”) of our sales of 21% has exceeded overall market increases.  The Company’s strong recovery since fiscal 2010 reflects the positive returns from our significant investments in research and development for new programs and the approximately $334,000 invested since June 2004 in our 22 acquisitions, expanding our product offerings and geographic reach.

The Company remains focused on creating long-term shareholder value through continued development of innovative technologies and strengthening our market position by expanding customer relationships.  To accomplish this goal, we continue to take measures we believe will result in sales performance in excess of the overall market and generation of positive adjusted earnings before interest, tax, foreign currency exchange gains or losses, depreciation and amortization (“Adjusted EBITDA”).  A core tenant of our long-term strategy to increase profitability is to grow the size and scale of the Company in order to improve our leverage of SG&A expenses.  Accordingly, we believe we can achieve 20% Adjusted EBITDA Margin (Adjusted EBITDA as a percent of Net Sales) in fiscal 2014 and improve this metric as we grow sales at a higher rate than costs in fiscal 2015 and beyond.  Adjusted EBITDA Margin is a non-GAAP financial measure and we direct the reader to the Quarterly Net Sales and Quarterly Adjusted EBITDA table on page 26 for an explanation of the calculation of Adjusted EBITDA Margin.  We have implemented aggressive actions to position the Company for future growth in sales and profitability.  As part of these continued measures to improve profitability, the Company is consolidating all of the Company’s manufacturing operations in Scotland to other MEAS sites.  Additionally, the Company has fully transitioned the Juarez, Mexico shared facility with API, to our manufacturing sites in China.  The Company expects to record approximately $1,600 in restructuring charges associated with the restructuring of its Scotland operations; however, the Company expects to realize annual cost efficiencies beginning in fiscal 2015 as a result of the Scotland, other restructurings in Europe and the transition of manufacturing from Mexico of approximately $5,000 by fiscal 2016, of which approximately $1,400 relate to the restructuring in Scotland.  For a further discussion concerning the restructuring, please refer to Note 9 to the Consolidated Condensed Financial Statements.  We believe we continue to have one of the strongest product development pipelines in the history of the Company, which we expect to lay the foundation for future sales growth.  Research and development will continue to play a key role in our efforts to maintain product innovations for new sales and to improve profitability.  Our broad range of products and geographic diversity provide the Company with a variety of opportunities to leverage technology, products, manufacturing base and our financial performance.

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

Overall, the Company expects solid sales growth for fiscal 2014, despite reductions in sales with our largest customer, Sensata, as a result of a long-term in-sourcing arrangement.  The impact of the contractual in-sourcing arrangement with Sensata in fiscal 2014 is expected to be a decrease of approximately $5,000 in net sales.  Additionally, many of our customers remain cautious due to challenging economic conditions.  Including acquisitions made in fiscal 2013 and the recent Spectrum and Sensotherm acquisitions, the Company expects to generate sales of approximately $412,000 for fiscal 2014.

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

Quarter Ended	Net Sales	Quarterly Adjusted EBITDA*	Quarterly Adjusted EBITDA* Margin	Net income *	Interest	Foreign Currency Exchange Loss (Gain)	Depreciation and Amortization	Income Taxes	Share-based Compensation	Other*
12/31/2011	$76,341	$13,057	17%	$4,695	$806	$27	$4,847	$1,187	$1,162	$333
3/31/2012	$86,436	$16,625	19%	$8,345	$642	$(222)	$4,787	$1,883	$602	$588
6/30/2012	$88,613	$17,155	19%	$8,573	$722	$39	$4,388	$2,566	$856	$11
9/30/2012	$87,758	$17,671	20%	$10,406	$662	$202	$4,316	$3,503	$1,388	$(2,806)
12/31/2012	$81,628	$14,015	17%	$6,096	$688	$(7)	$4,523	$1,075	$1,500	$140
3/31/2013	$88,969	$16,168	18%	$9,123	$621	$(345)	$4,659	$1,202	$989	$(81)
6/30/2013	$100,512	$19,105	19%	$9,161	$914	$154	$4,832	$2,506	$1,093	$445
9/30/2013	$102,872	$20,987	20%	$10,020	$808	$444	$5,121	$2,909	$1,977	$(292)
12/31/2013	$104,416	$20,531	20%	$9,177	$760	$102	$5,355	$2,105	$2,267	$765

* - Adjusted EBITDA = Income from Continuing Operations before Interest, Foreign Currency Exchange Loss (Gain), Depreciation and Amortization, Income Taxes, Share-based Compensation and Other.  Other represents legal fees incurred related to certain International Traffic in Arms Regulations matters, professional fees related to acquisitions, impairment of asset held for sale, restructuring and fair value adjustments to earn-out contingencies.  Adjusted EBITDA Margin = Adjusted EBITDA divided by Net Sales.  Adjusted EBITDA Margin is a non-GAAP financial measure that is not in accordance with, or an alternative to, measures prepared in accordance with GAAP.  With regard to forward looking measures of Adjusted EBITDA and Adjusted EBITDA Margin, a reconciliation to the applicable GAAP financial measures is not provided because it is not available without unreasonable efforts.  For the quarter ended December 31, 2013, professional fees were $104, restructuring costs of $219, $550 in overlapping costs with the transition out of Mexico and Scotland to other MEAS sites, and income from the fair value adjustments to earn-out contingencies was $108.  Overlapping costs represent duplicative costs incurred during production transition and production start-up including direct labor, manufacturing overhead and other production-related expenses.  Overlapping costs reflected in the third quarter are attributable to production transferred from Scotland and Mexico to China operations.  These costs generally do not overlap more than two quarters and will not be duplicated long-term.

The primary factors that impact our costs of sales include production and sales volumes, product sales mix, foreign currency exchange rates, changes in the price of raw materials, China wage rate increases and the impact of various cost control measures.  Although we expect continued pressures on our gross margins given our expectation that costs, including raw material and labor costs, will increase, we expect an overall improvement in gross margins by 200 to 250 basis points over the next two years as a result of a number of factors, including product mix, largely due to lower Sensata sales and sales growth of other more profitable product lines, increased leverage of our fixed manufacturing overhead and the benefits from restructurings.  As part of the Company’s ongoing efforts to review our business for opportunities to reduce operating expenses and leverage core competencies, the Company is consolidating all of the Company’s manufacturing operations in Scotland to other MEAS sites.  The restructuring is expected to, among other things, improve operational efficiencies and performance.  Certain aspects of the Scottish restructuring could change but is currently expected to be implemented over the next 3 to 6 months.  Costs associated with this restructuring will include payments for severance charges, costs for termination of benefits and other related activities, in addition to possible contract termination costs, all of which will be reported in the statement of operations as restructuring costs.  Total cumulative restructuring costs are expected to total approximately $1,600.  For a further discussion concerning the Scottish restructuring, please refer to Note 9 to the Consolidated Condensed Financial Statements.  We expect our overall gross margins, excluding costs associated with the restructuring in Scotland, to range from approximately 41% to 42%, during fiscal 2014, though gross margins for certain quarters could be outside this expected range.  As with all manufacturers, our gross margins are sensitive to the overall volume of business (i.e., economies of scale) in that certain costs are fixed.  During the nine months ended December 31, 2013, the RMB appreciated 2.6%, and for fiscals 2013 and 2012, the RMB appreciated approximately 0.7%, and 3.6%, respectively, relative to the U.S. dollar.  There are indications this trend may continue in the near term.  We estimate in 2014 for every 10% increase in the value of the RMB relative to the U.S. dollar, our gross margins decline by approximately $3,805 or less than 1% of gross margin (gross profit divided by projected net sales).

Total selling, general and administrative expenses (“Total SG&A”) as a percentage of net sales were higher in fiscal 2013 as compared to the prior year, mainly reflecting increases in acquisition related expenses and amortization of acquired intangible assets, as well as restructuring costs.  Long-term, the Company plans to continue to control costs and leverage our SG&A expenses by growing sales at a higher rate than SG&A expenses.  As a percent of sales, Total SG&A was approximately 29.6% during the nine months ended December 31, 2013.  For fiscal 2013 and 2012, Total SG&A expenses were approximately 29.3% and 28.7% of net sales, respectively. In 2014, we expect an increase in our SG&A expenses as a percentage of net sales mainly due to continued investment in R&D for new programs, increased amortization expense from recent acquisitions, restructuring costs and higher wage and benefit costs, including non-cash equity based compensation due to the annual award which was granted effective July 1, 2013 and incentive based compensation.

Included in Total SG&A is amortization expense related to intangible assets acquired in acquisitions.  Amortization of acquired intangible assets and deferred financing costs have increased over the past three years mainly due to the acquisitions we have made.  Amortization is disproportionately loaded more in the initial years of the acquisition, and therefore amortization expense is higher in the quarters immediately following a transaction, and declines in later years based on how various intangible assets are valued and the differing useful lives for which the respective intangible assets are amortized.  For example, backlog is amortized over a period less than 1 year and patents are amortized over a weighted average life of 15 years.   Amortization of acquired intangible assets for fiscal 2014 is expected to increase by approximately $2,800 due to the recent acquisitions of Spectrum and Sensotherm, based on preliminary fair value estimates, as well as assuming no significant changes in foreign currency exchange rates and no additional acquisitions in 2014.

In addition to margin exposure, the Company also has foreign currency exchange exposures related to balance sheet accounts. When foreign currency exchange rates fluctuate, there is a resulting revaluation of assets and liabilities denominated and accounted for in foreign currencies other than the subsidiary’s functional currency, resulting in foreign currency exchange (“fx”) losses or gains.  For example, our Swiss company, which uses the Swiss franc or “CHF” as its functional currency, holds cash denominated in foreign currencies, including the U.S. dollar and Euro. As the Swiss franc appreciates against the U.S. dollar and/or Euro, the cash balances held in those denominations are devalued when stated in terms of Swiss francs. These fx transaction gains and losses are reflected in our “Foreign Currency Exchange Gain or Loss.” Aside from cash, our foreign and domestic entities hold receivables and payables in foreign currencies.  During the nine months ended December 31, 2013, the Company recorded net fx losses of $700 , which mainly reflects fx losses with the revaluation of U.S. dollar denominated assets in Europe resulting from the fluctuation of the Euro relative to the U.S. dollar and in Asia with the appreciation of the RMB relative to the U.S. dollar.  We recorded net fx gains of $110 and $175 in 2013 and 2012, respectively.  The Company does not hedge these U.S. dollar exposures with forward contracts or other derivatives because the U.S. dollar is the Company’s reporting and primary functional currency.  The Company’s operations outside of the U.S. and the volume of business denominated in other currencies have expanded over the years from acquisitions.  We expect to see continued fx losses or gains associated with volatility of foreign currency exchange rates.

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

The Company plans to continue investing in various capital projects in fiscal 2014 to generate higher sales in new and expanded programs, and expects these expenditures to range between 3.5% and 4.5% of sales.  This range of expected capital expenditures excludes investments in the new Greenfield manufacturing facility in China and other such facility investments, such as the purchase of a facility to replace a leased facility or to expand an existing facility.  There is no specific timeline or commitment to acquire a facility, but the Company does from time to time contemplate making such facility investments.  The Company’s investment in the new Greenfield manufacturing facility in Chengdu, China is expected to be completed in fiscal 2015.  The Chengdu facility is expected to cost approximately $6,000, excluding VAT, of which $3,319 has been incurred to date.  During the transition to the new facility, the Company expects to temporarily increase certain inventory levels.

Results of Operations

Three Months Ended December 31, 2013 Compared To Three Months Ended December 31, 2012

The following table sets forth certain items from operations in our consolidated condensed statements of operations for the three months ended December 31, 2013 and 2012, respectively.  The presentation of certain prior year amounts has been reclassified to conform to current year presentation for the separate presentation of restructuring costs.

	Three months ended December 31,
	2013	2012	Change	Percent Change
Net sales	$104,416	$81,628	$22,788	27.9
Cost of goods sold	61,842	49,074	12,768	26.0
Gross profit	42,574	32,554	10,020	30.8
Operating expenses:
Selling, general, and administrative	25,973	21,064	4,909	23.3
Non-cash equity based compensation	2,267	1,500	767	51.1
Amortization of acquired intangibles and deferred financing costs	2,559	2,189	370	16.9
Restructuring costs	219	120	99	82.5
Total selling, general and administrative expenses	31,018	24,873	6,145	24.7
Operating income	11,556	7,681	3,875	50.4
Interest expense, net	760	688	72	10.5
Foreign currency exchange loss (gain)	102	(7)	109	(1,557.1)
Equity income in unconsolidated joint venture	(189)	(143)	(46)	32.2
Acquisition earn-out contingency adjustment	(108)	-	(108)	(100.0)
Other income	(291)	(28)	(263)	939.3
Income before income taxes	11,282	7,171	4,111	57.3
Income tax expense	2,105	1,075	1,030	95.8
Net income	$9,177	$6,096	$3,081	50.5

Net sales:  For the three months ended December 31, 2013, net sales totaled a record $104,416, and represented an increase of  $22,788 or 27.9% over the corresponding period last year.  Organic sales, defined as net sales excluding sales attributed to the Spectrum and Sensotherm acquisitions of $7,404 for the three months ended December 31, 2013, increased $15,384 or 18.8%.  Sales increased in nearly all sensor product lines, except piezo, with the largest increases in sales in the pressure/force, humidity, temperature and optical product lines.  The overall increase in organic sales is mainly due to new sales from broader product adoptions and new programs.

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

Also contributing to the increase in sales was a translation increase in sales resulting from changes in foreign currency exchange rates. If the average U.S. dollar / Euro exchange rate had not changed during the three months ended December 31, 2013 as compared to the three months ended December 31, 2012, the Company’s net sales would have been lower by approximately $1,133.  Since a portion of the Company’s sales are denominated in Euros and translated into U.S. dollars, there can be a translation decrease or a translation increase in the Company’s net sales depending on changes in exchange rates.  The U.S. dollar depreciated relative to the Euro in comparing average exchange rates for the three months ended December 31, 2013 to the three months ended December 31, 2012.  For example, €1,000 is translated to $1,361 based on the three month average exchange rate ending December 31, 2013, but the same €1,000 is translated to $1,297 using three month average exchange rate ending December 31, 2012.

Gross margin:  Gross margin (gross profit as a percent of net sales) increased slightly to approximately 40.8% from approximately 39.9%. The increase in gross margin is mainly due to a higher sales and improved product sales mix, partially offset by the appreciation of the RMB.  In comparing the three months ended December 31, 2013 to the corresponding period last year, the RMB appreciated approximately 2.6% relative to the U.S. dollar.  This translates to an annualized decrease in profits of approximately $989  based on an estimate decrease in our operating income of approximately $3,805 for every 10% appreciation of the RMB against the U.S. dollar.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability and cost of raw materials, foreign currency exchange rates, and other factors.

Selling, general and administrative:  Overall, total selling, general and administrative (“SG&A”) expenses increased $6,145 or 24.7% to $31,018.  Organic SG&A costs, defined as total SG&A excluding SG&A costs associated with the Spectrum and Sensotherm acquisitions of $1,892 for the three months ended December 31, 2013, increased $4,253 or 17.1%.  The increase in organic SG&A mainly reflects the increases in research and development costs, compensation costs and professional fees.  The increase in research and development costs is mostly due to the Company’s continued investment in new programs.  The increase in compensation costs, including non-cash equity based compensation, mainly reflects higher headcount, compensation and bonus levels as part of the Company’s overall growth.

Total SG&A expenses as a percent of net sales for the three months ended December 31, 2013 was approximately 29.7%, as compared to 30.5% the corresponding period last year.

Non-cash equity based compensation:  Non-cash equity based compensation increased $767 to $2,267.  The increase in non-cash equity based compensation is mainly because of the higher estimated fair value of the recent stock awards, which primarily reflects the increase in the Company’s stock price.  Total compensation cost related to share based payments not yet recognized totaled $12,131 at December 31, 2013, which is expected to be recognized over a weighted average period of approximately  2.7 years.

Amortization of acquired intangible assets and deferred financing costs:  Amortization of acquired intangible assets and deferred financing costs increased $370 to $2,559, as compared to $2,189 the same period last year.  The increase in amortization expense is mainly because of the acquisitions of Spectrum and Sensotherm.

Restructuring costs:  As part of the Company’s ongoing efforts to review our business for opportunities to reduce operating expenses and leverage core competencies, the Company started implementing plans to consolidate all of the Company’s manufacturing operations in Scotland to other MEAS sites.  The Scottish restructuring includes initiatives designed to centralize certain operating activities, and is expected to, among other things, improve operational efficiencies and performance.  This restructuring is expected to be implemented over the next 3 to 6 months.  Costs associated with this restructuring will include payments for severance charges, costs for termination of benefits and other related activities, in addition to possible contract termination costs, all of which will be reported as a cost in the statement of operations.  The announcement to employees for the closure of the facility in Scotland was made in March 2013.  During the three months ended December 31, 2013, the Company incurred $219 for severance costs related to the facility closure in Scotland, and the Company expects to incur additional costs with the Scottish restructuring of approximately $600.  At December 31, 2013, the liability recorded for restructuring costs in Scotland was $288.  For further details concerning the Scottish restructuring, please refer to Note 9 to the Consolidated Condensed Financial Statements.  The prior year restructuring related to the consolidation of the Company’s Cosense acquisition from New York to Virginia.

Interest expense, net:  Interest expense increased $72 to $760 from $688.  The increase in interest expense is primarily due to the increase in average outstanding debt.  Total average outstanding debt increased to approximately $132,835 for the three months ended December 31, 2013 as compared to $111,346 for the same period last year, mainly reflecting additional borrowing to fund acquisitions.  The Company’s weighted average interest rate was approximately 2.3% for the three months ended December 31, 2013, as compared to 2.5% during the same period last year

Foreign currency exchange gains and losses:  Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates with, among other things, the revaluation of balance sheet accounts and foreign currency contracts. When foreign currency exchange rates fluctuate, there is a resulting revaluation of assets and liabilities denominated and accounted for in foreign currencies other than the business’ functional currency. For example, our Irish subsidiary, which uses the Euro as its functional currency, holds cash denominated in foreign currencies, including the U.S. dollar. As the Euro appreciates against the U.S. dollar, the cash balances held in other denominations are devalued when stated in terms of Euro, resulting in a foreign currency exchange loss.

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

Other income: Other income consists of various non-operating items, including sales of tooling and other miscellaneous income and expense items.  The increase in other income mainly reflects local Chinese government incentives for technology development provided to the Company’s subsidiary in China during the current period.  These subsidies were not provided to the Company last year and such subsidies may not recur in future periods, as these incentives depend on a number of factors, including the annual approval and funding of such programs by the local Shenzhen government.

Income Taxes:  Income tax expense for the three months ended December 31, 2013 increased $1,030 to $2,105 from $1,075 for the corresponding period last year.   The increase in income tax expense is primarily due to the generation of higher profits before taxes, which were partially offset by discrete income tax adjustments recorded during the current and prior year.

The Company’s overall effective tax rate (income tax expense divided by income before income taxes) for the three months ended December 31, 2013 was approximately 19%, as compared to approximately 15% the same period last year.  Income tax expense during interim periods is based on an estimated ETR.  The estimated ETR without discrete items for fiscal 2014 is approximately 23%, as compared to 23% estimated ETR without discrete items for the three months ended December 31, 2012.  During the third quarter of fiscal 2014, the Company revised the estimated ETR without discrete adjustments from 24% to approximately 23%. The change in the estimated ETR resulted in a year to date cumulative adjustment during the third quarter.  The overall estimated ETR is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely and are subject to change.

During the three months ended December 31, 2013 and 2012, the Company recorded a discrete income tax credit of approximately $170 and $575 related to the refinement of the estimates between the preparation of the provision and the filing of the income tax returns for, among other things, R&D tax credits.

Nine Months Ended December 31, 2013 Compared To Nine Months Ended December 31, 2012

The following table sets forth certain items from operations in our consolidated condensed statements of operations for the nine months ended December 31, 2013 and 2012, respectively.  The presentation of certain prior year amounts has been reclassified to conform to current year presentation for the separate presentation of restructuring costs.

	Nine months ended December 31,			Percent
	2013	2012	Change	Change
Net sales	$307,802	$258,006	$49,796	19.3
Cost of goods sold	179,542	151,790	27,752	18.3
Gross profit	128,260	106,216	22,044	20.8
Operating expenses:
Selling, general, and administrative	77,797	65,095	12,702	19.5
Non-cash equity based compensation	5,336	3,744	1,592	42.5
Amortization of acquired intangibles and deferred financing costs	7,359	6,326	1,033	16.3
Restructuring costs	640	362	278	76.8
Total selling, general and administrative expenses	91,132	75,527	15,605	20.7
Operating income	37,128	30,689	6,439	21.0
Interest expense, net	2,482	2,072	410	19.8
Foreign currency exchange loss	700	235	465	197.9
Equity income in unconsolidated joint venture	(475)	(534)	59	(11.0)
Impairment of asset held for sale	-	489	(489)	(100.0)
Acquisition earn-out contingency adjustment	(1,161)	(3,775)	2,614	(69.2)
Other income	(313)	(15)	(298)	1,986.7
Income before income taxes	35,895	32,217	3,678	11.4
Income tax expense	7,519	7,144	375	5.2
Net income	$28,376	$25,073	$3,303	13.2

Net sales:  For the nine months ended December 31, 2013, net sales totaled a record $307,802, and represented an increase of  $49,796 or 19.3% over the corresponding period last year.  Organic sales, defined as net sales excluding sales attributed to the RTD, Spectrum and Sensotherm acquisitions of $31,495 for the nine months ended December 31, 2013 and $3,747 in sales for RTD for the nine months ended December 31, 2012, increased $22,048 or 8.7%.  Sales increased in most sensor product lines, except Sensata, with the largest increases in sales in the pressure/force, humidity, optical and temperature product lines.  The overall increase in organic sales is mainly due to new sales from broader product adoptions and new programs.

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

Also contributing to the increase in sales was a translation increase in sales resulting from changes in foreign currency exchange rates. If the average U.S. dollar / Euro exchange rate had not changed during the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012, the Company’s net sales would have been lower by approximately $2,644.  Since a portion of the Company’s sales are denominated in Euros and translated into U.S. dollars, there can be a translation decrease or a translation increase in the Company’s net sales depending on changes in exchange rates.  The U.S. dollar depreciated relative to the Euro in comparing average exchange rates for the nine months ended December 31, 2013 to the nine months ended December 31, 2012.  For example, €1,000 is translated to $1,331 based on the nine month average exchange rate ending December 31, 2013, but the same €1,000 is translated to $1,278 using three month average exchange rate ending December 31, 2012.

Gross margin:  Gross margin (gross profit as a percent of net sales) increased to approximately 41.7% from approximately 41.2%. The increase in gross margin is mainly due to higher sales and  improved product sales mix, partially offset by the appreciation of the RMB.  In comparing the nine months ended December 31, 2013 to the corresponding period last year, the RMB appreciated approximately 2.3% relative to the U.S. dollar.  This translates to an annualized decrease in profits of approximately $875  based on an estimate decrease in our operating income of approximately $3,805 for every 10% appreciation of the RMB against the U.S. dollar.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability and cost of raw materials, foreign currency exchange rates, and other factors.

Selling, general and administrative:  Overall, total selling, general and administrative (“SG&A”) expenses increased $15,605 or 20.7% to $91,132.  Organic SG&A costs, defined as total SG&A excluding SG&A costs associated with the RTD, Spectrum and Sensotherm acquisitions of $7,761 for the nine months ended December 31, 2013 and $895 in SG&A costs associated with RTD during the nine months ended December 31, 2012, increased $8,739 or 11.7%.  The increase in organic SG&A mainly reflects the increases in research and development costs, compensation costs, restructuring charges associated with facility consolidations and professional fees tied to acquisitions.  The increase in research and development costs is mostly due to the Company’s continued investment in new programs.  The increase in compensation costs, including non-cash equity based compensation, mainly reflects higher headcount, compensation and bonus levels as part of the Company’s overall growth.  The Company incurred approximately $889 in professional fees during the nine months ended December 31, 2013 associated with acquisition related activities.

Total SG&A expenses as a percent of net sales for the nine months ended December 31, 2013 was approximately 29.6%, as compared to 29.3% for the corresponding period last year.

Non-cash equity based compensation:  Non-cash equity based compensation increased $1,592 to $5,336.  The increase in non-cash equity based compensation is mainly because of the higher estimated fair value of the recent stock awards, which primarily reflects the increase in the Company’s stock price.   During the nine months ended December 31, 2013 and 2012, the Company awarded 383,820 and 409,050, respectively, stock options and restricted stock units with an estimated fair value of $12,635 and $6,123, respectively, net of expected forfeitures.  Total compensation cost related to share based payments not yet recognized totaled $12,131 at December 31, 2013, which is expected to be recognized over a weighted average period of approximately 2.7 years.

Amortization of acquired intangible assets and deferred financing costs:  Amortization of acquired intangible assets and deferred financing costs increased $1,033 to $7,359, as compared to $6,326 the same period last year.  The increase in amortization expense is mainly because of the acquisitions of RTD, Spectrum and Sensotherm.

Restructuring costs:  As part of the Company’s ongoing efforts to review our business for opportunities to reduce operating expenses and leverage core competencies, the Company is consolidating all of the Company’s manufacturing operations in Scotland to other MEAS sites.  The Scottish restructuring includes initiatives designed to centralize certain operating activities, and is expected to, among other things, improve operational efficiencies and performance.  This restructuring is expected to be implemented over the next 3 to 6 months.  Costs associated with this restructuring will include payments for severance charges, costs for termination of benefits and other related activities, in addition to possible contract termination costs, all of which will be reported in the statement of operations costs.  The announcement to employees for the closure of the facility in Scotland was made in March 2013.  During the nine months ended December 31, 2013, the Company incurred $640 for severance costs related to the facility closure in Scotland, and the Company expects to incur additional costs with the Scottish restructuring of approximately $600.  At December 31, 2013, the liability recorded for restructuring costs in Scotland was $288.  For further details concerning the Scottish restructuring, please refer to Note 9 to the Consolidated Condensed Financial Statements.  The prior year restructuring related to the consolidation of the Company’s Cosense acquisition from New York to Virginia.

Interest expense, net:  Interest expense increased $410 to $2,482 from $2,072.  The increase in interest expense is primarily due to the increase in average outstanding debt.  Total average outstanding debt increased to approximately $136,131 for the nine months ended December 31, 2013 as compared to $106,375 for the same period last year, mainly reflecting additional borrowing to fund acquisitions.  The Company’s weighted average interest rate was approximately 2.4% for the nine months ended December 31, 2013, as compared to 2.6% during the same period last year.

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

Impairment of asset held for sale:  During the nine months ended December 31, 2012, the Company determined there were triggering events requiring an impairment analysis for asset held for sale for which the Company recorded impairment charges of $489.   The Company sold the asset held for sale on September 23, 2013 for $1,000, consisting of $181 in cash, net of $69 in costs to sell, and a $750 promissory note.  The carrying value of the former PSI facility was $940 and approximated fair value less cost to sell.

Acquisition earn-out contingency adjustment:  Based on the Company’s assessment, there were no amounts recorded for earn-out contingencies in connection with the acquisitions of Gentech, Eureka and RTD at December 31, 2013.

Acquisition earn-out contingency adjustment represents the impact of change in the estimated fair value of acquisition earn-outs.  The fair value of acquisition earn-out contingencies is based on expectations and other such estimates related to the specific earn-out target, all of which are subject to modification with changing circumstances until the contingency is resolved.  The fair value of acquisition earn-out contingencies prior to resolution is determined using a modeling technique with significant unobservable inputs calculated using a probability-weighted approach.  Key assumptions include discount rates for present value factor, which are based on industry specific weighted average cost of capital, adjusted for, among other things, time and risk, as well as forecasted annual earnings before interest, taxes, depreciation and amortization and forecasted annual revenues over the life of the earn-outs. Adjustments to the fair value of earn-outs are recorded to earnings with that portion of the adjustment relating to the time value of money as interest expense and the non-interest portion of the change in earn-outs as a separate non-operating item in the statement of operations.  During the nine months ended December 31, 2012, as a result of the assessment of actual and projected earnings and sales scenarios, the Company determined that Eureka’s earnings and Gentech’s sales were expected to be below originally estimated earn-out levels. The Company recorded fair value adjustments of $1,883 and $1,839 decreasing the acquisition earn-out liabilities for Eureka and Gentech, respectively, during the nine months ended December 31, 2012.  During the nine months ended December 31, 2013, the Company determined that RTD’s projected sales were below originally estimated earn-out levels and recorded a fair value adjustment of $1,161 to reflect no acquisition earn-out liability for RTD.

Other income: Other income consists of various non-operating items, including sales of tooling and other miscellaneous income and expense items.  The increase in other income mainly reflects local Chinese government incentives provided to the Company’s subsidiary in China during the current period.  These subsidies were not provided to the Company last year and such subsidies may not recur in future periods, as these incentives depend on a number of factors, including the annual approval and funding of such programs by the local Shenzhen government.

Income Taxes:  Income tax expense for the nine months ended December 31, 2013 increased $375 to $7,519 from $7,144 for the corresponding period last year.   The increase in income tax expense is primarily due to the generation of higher profits before taxes during the current period, partially offset by discrete non-cash income tax adjustments.

The Company’s overall effective tax rate (income tax expense divided by income before income taxes) for the nine months ended December 31, 2013 was approximately 21%, as compared to approximately 22% the same period last year.  Income tax expense during interim periods is based on an estimated ETR.  The estimated ETR without discrete items for fiscal 2014 is approximately 23%, as compared to 23% estimated ETR without discrete items for the nine months ended December 31, 2012.  The overall estimated ETR is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely and are subject to change.

During the nine months ended December 31, 2013, the Company recorded three non-cash discrete income tax credits totaling approximately $475, of which $156 related to the elimination of the liability previously recorded for an uncertain tax position related to claw-back provision for a tax holiday provided to the Company’s subsidiary in Switzerland, $149 related to the tax rate change in Scotland and the resulting revaluation of deferred tax liabilities and $170 related to the refinement of the estimates between the preparation of the provision and the filing of the 2013 income tax returns for, among other things, R&D tax credits.

The Company recorded the following discrete income tax adjustments during the nine months ended December 31, 2012, resulting in a net income tax expense adjustment of approximately $278:

During the three months ended December 31, 2012, the Company recorded a discrete income tax credit of approximately $575 related to the refinement of the estimates between the preparation of the provision and the filing of the 2012 income tax returns for, among other things, R&D tax credits and foreign tax credits.

During the nine months ended December 31, 2012, the Company recorded discrete income tax expense adjustments of approximately $853 related to certain claw-back provisions for a tax holiday provided to MEAS Switzerland, the Company’s subsidiary in Switzerland.  The Company believed it was more likely than not that the tax benefits would not be fully realized through the claw-back provision.  The Company revalued the Swiss deferred tax liabilities and established a reserve for the claw-back provisions.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $50,988 at December 31, 2013, an increase of $14,960 as compared to March 31, 2013, reflecting, among other factors, changes in cash flows generated from operating activities and borrowings from the Company’s revolver, which were partially offset by cash used in investing activities for acquisitions and capital expenditures and debt payments.

The following compares the primary categories of the consolidated condensed statement of cash flows for the nine months ended December 31, 2013 and 2012:

	Nine months ended December 31,
	2013	2012	Change
Net cash provided by operating activities	$44,217	$34,785	$9,432
Net cash used in investing activities	(69,760)	(38,710)	(31,050)
Net cash provided by financing activities	38,673	2,945	35,728
Effect of exchange rate changes on cash	1,830	416	1,414
Net change in cash and cash equivalents	$14,960	$(564)	$15,524

A key source of the Company’s liquidity is its ability to generate positive operating cash flows.  Cash flows provided by operating activities increased $9,432 to $44,217.  The increase in operating cash flows is mainly due to the $6,992 increase in net income plus depreciation, amortization and non-cash equity based compensation and the $223 increase in cash flows from operating working capital (net changes in trade accounts receivable, inventory and accounts payable).  In comparing cash flows generated from operating working capital for the nine months ended December 31, 2013 to the corresponding period last year, the largest drivers of the increase in cash flows from operating working capital were the favorable trends with trade payables, partially offset by the unfavorable fluctuations in trade receivables and inventory. The current period net change in accounts receivable was an increase or use of cash flows of $4,693, as compared to a decrease or a source of cash flows of $968 last year.  The unfavorable change in the fluctuation in trade receivables during the current period as compared to last year mainly reflects the overall increase in sales.  Overall number of days sales outstanding (DSO) was approximately 54 days as compared to 56 days last year.  DSO is a non-GAAP financial measure and is calculated as follows:  ((trade receivables/respective quarter net sales annualized)*360) or (($62,418 / ($104,416 X 4))*360).  Operating cash flows from accounts payable fluctuated favorably by $11,591, reflecting, among other factors, the timing of payments related to the planned build-up of inventory last year with the planned transition to the new Toulouse facility and overall efforts to manage payments to vendors.  The net increase in inventory or use of cash flow for the current and prior periods was $6,393 and $686, respectively.  The higher inventory balances are to support the overall growth in sales.  The number of inventory turns increased to 3.5 from 3.2.  The number of inventory turns is a non-GAAP financial measure and is calculated as follows:  (respective quarterly cost of goods sold annualized / inventory) or (($61,842 X 4) / $70,249).  Cash outflows for income taxes increased by $2,900 due to estimated U.S. tax payments mainly reflecting higher taxable income in the U.S.

Net cash used in investing activities for the nine months ended December 31, 2013 was $69,760 as compared to $38,710 the corresponding period last year. The increase in cash used in investing activities mainly reflects the higher purchase price and cash outlays for the acquisitions of Spectrum and Sensotherm during the nine months ended December 31, 2013, as compared to the acquisitions of Cosense and RTD during the nine months ended December 31, 2012.  Capital expenditures primarily consist of the purchase of equipment for the manufacturing of new products and programs, as well as capital additions related to the new manufacturing facility in China.

Net cash provided by financing activities for the nine months ended December 31, 2013 totaled $38,673, as compared to $2,945 in net cash provided in financing activities the same period last year.  The Company’s credit facilities are mainly utilized to fund acquisitions.  Additionally, the Company received proceeds from the exercise of stock options and the related excess tax benefit from the exercise of stock options.  Proceeds from the exercise of stock options totaled $8,096 and $4,950 for the nine months ended December 31, 2013 and 2012, respectively.  The increase in proceeds from the exercise of stock options mainly reflects the higher amount of options exercised largely due to the increase in the Company’s stock price.

The effect of exchange rate changes on cash is the translation decrease or increase in cash due to the fluctuation of foreign currency exchange rates.  The increase in cash for the current year impact of exchange rate changes is primarily due to the fluctuation of the U.S. dollar relative to the Euro and the higher cash balances in Europe.

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

LIQUIDITY:  Management assesses the Company’s liquidity in terms of available cash, our ability to generate cash and our ability to borrow to fund operating, investing and financing activities. The Company continues to generate cash from operating activities, and the Company remains in a positive financial position with availability under credit facilities.  The Company will continue to have cash requirements to support working capital needs, capital expenditures, earn-outs related to acquisitions, and to pay interest and service debt.  One of the Company’s known cash requirements is for capital expenditure commitments related to the construction of the new facility in Chengdu, China.  The Chengdu facility is expected to be built through fiscal 2016 at a cost of approximately $6,000, excluding land and VAT, of which approximately $3,319 has been incurred to date.  As part of the transition to the new facility, the Company expects to temporarily increase certain inventory levels.  The Company is also developing plans to build a new facility in Minnesota with an estimated cost of approximately $4,000 to $5,000.  Additionally, as part of the Company’s ongoing efforts to review our business for opportunities to reduce operating expenses and leverage core competencies, the Company has started implementing the plans to consolidate all of the Company’s manufacturing operations in Scotland to other MEAS sites.  These restructuring plans could change but are expected to be implemented over the next 3 to 6 months.  Costs associated with this restructuring will include payments for severance charges, costs for termination of benefits and other related activities.  For further details concerning the Scottish restructuring, please refer to Note 9 to the Consolidated Financial Statements.  The Company has an active share buy-back plan of which approximately $9,200 of shares may still be purchased periodically under the publically announced plan.  We believe the Company’s financial position, generation of cash and the existing credit facility, in addition to the potential to refinance or obtain additional financing will be sufficient to meet funding of day-to-day and material short and long-term commitments for the foreseeable future.

At December 31, 2013, we had approximately $50,988 of available cash and approximately $76,000 of borrowing capacity, after considering the limitations set on the Company’s total leverage under the revolving credit facility.  This cash balance includes cash of $8,765 in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations.  Additionally, the Company had approximately $30,985 of cash in Europe at December 31, 2013.  The Company’s cash balances are generated and held in numerous locations throughout the world, including substantial amounts held outside the United States. The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed. Wherever possible, cash management is centralized and intra-company financing is used to provide working capital to the Company’s operations. Cash balances of approximately $41,205 are held outside the United States and could be repatriated to the United States, but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted or prohibited by local laws. Where local restrictions prevent an efficient intra-company transfer of funds, the Company’s intent is that cash balances would remain in the foreign country and it would meet United States liquidity needs through ongoing cash flows, external borrowings, or both.

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

AGGREGATE CONTRACTUAL OBLIGATIONS:  As of December 31, 2013, the Company’s contractual obligations, including payments due by period, are as follows:

Contractual Obligations:	Payment due by period
	Total	1 year	2-3 years	4-5 years	> 5 years
Long-term debt obligations	$129,138	$138	$10,000	$119,000	$-
Interest obligation on long-term debt	11,619	3,024	5,808	2,787	-
Capital lease obligations	563	152	411	-	-
Operating lease obligations	14,955	4,196	5,254	2,844	2,661
Purchase obligations	11,400	10,752	548	100	-
Health care self-insurance liability	657	657	-	-	-
Other long-term obligations*	6,156	2,456	1,643	630	1,427
Total	$174,488	$21,375	$23,664	$125,361	$4,088

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

The above contractual obligation table excludes certain contractual obligations, such as possible severance payments to certain executives, since these contractual commitments are not accrued as liabilities at December 31, 2013 or are otherwise indeterminable.  These contractual obligations are accrued as liabilities when the respective contingencies are determinable.

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

The Company has a number of foreign currency exchange contracts in Asia for the purposes of hedging the Company’s short-position exposure to the RMB. The RMB/U.S. dollar currency contracts have notional amounts totaling $17,200, with exercise dates through December 31, 2014 at average exchange rates of 0.1597 (RMB to U.S. dollar conversion rate).  With the RMB/U.S. dollar contracts, for every 10 percent depreciation of the RMB, the Company would be exposed to approximately $1,720 in additional foreign currency exchange losses.  Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in results of operations, not in other comprehensive income.  To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

ITEM 4. CONTROLS AND PROCEDURES

(Amounts in thousands)

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer with the participation of management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2013, management did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s evaluation of the Company’s internal controls and procedures as of December 31, 2013 excluded the evaluation of internal controls for the Company’s recent acquisitions Spectrum and Sensotherm.  At December 31, 2013, Spectrum, which was acquired on April 17, 2013, represented approximately $54,771 in total assets at December 31, 2013, and $18,896  of net sales for the nine months ended December 31, 2013.  Sensotherm, which was acquired on August 30, 2013, represented approximately $9,709 in total assets at December 31, 2013, and $1,209  of net sales for the nine months ended December 31, 2013.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s Board of Directors approved a repurchase program authorizing the buy-back of up to $10,000 of the Company’s common stock.  As of December 31, 2013, the Company purchased 13,634 shares for a total of $768.  The repurchase of the Company’s common stock is restricted by our Senior Secured Credit Agreement.  As permitted by Amendment 1 dated May 4, 2011 under our Senior Secured Credit Agreement, the Company is limited to the amount of proceeds from exercise of options received by the Company to a cumulative amount of $60,000 for payments related to stock buy-backs.  The Company has made to date cumulative share buy-back payments totaling $21,678 and the Company has received cumulative proceeds from the exercise of stock options of approximately $36,100.  The following table provides information relating to the Company's repurchase of common stock during the three months ended December 31, 2013:

				Approximate dollar
			Total number	value of shares that
	Total number		of shares purchased	may yet be purchased
	of shares	Average price	as part of publically	under publically
	purchased	paid per share	announced program	announced program
October 1 to December 31, 2013	13,634	$56.33	13,634	$9,232
Total	13,634	$56.33	13,634	$9,232

ITEM 6. EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Measurement Specialties, Inc. (Registrant)

Date: February 5, 2014	By:	/s/ Frank D. Guidone
Frank D. Guidone President, Chief Executive Officer (Principal Executive Officer)

Date: February 5, 2014	By:	/s/ Mark Thomson
Mark Thomson Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1	Amended and Restated Employment Agreement, dated December 17, 2013, by and between Measurement Specialties, Inc. and Frank Guidone (1)
10.2	Amended and Restated Employment Agreement, dated December 17, 2013, by and between Measurement Specialties, Inc. and Mark Thomson (1)
10.3	Amended and Restated Employment Agreement, dated December17, 2013, by and between Measurement Specialties, Inc. and Glen MacGibbon (1)
10.4	Employment Agreement, dated December 17, 2013, by and between Measurement Specialties, Inc. and Mitch Thompson (1)

31.1	Certification of Frank D. Guidone required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Mark Thomson required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Frank D. Guidone and Mark Thomson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on December 18, 2013 and incorporated by reference.

(2)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of December 31, 2013 and March 31, 2013, (ii) Consolidated Condensed Statements of Operations for the three and nine months ended December 31, 2013 and 2012, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended December 31, 2013 and 2012, (iv) Consolidated Condensed Statement of Stockholders’ Equity for the nine months ended December 31, 2013 and 2012, (v) Consolidated Condensed Statements of Cash Flows for the nine months ended December 31, 2013 and 2012, and (vi) Notes to Consolidated Condensed Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

