Form 10-K
period 2014-03-31
Measurement Specialties Inc
filed 2014-06-03
CIK 778734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2014

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

At September 30, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $563,543,945 (based on the closing price of the registrant’s common stock on the NASDAQ Global Market on such date).

At May 21, 2014, the number of shares outstanding of the Registrant’s common stock was 15,938,339.

Documents Incorporated by Reference:

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement for the 2014 annual meeting of shareholders (the “2014 Proxy Statement”) to be held on or about September 18, 2014 to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2014. With the exceptions of the sections of the 2014 Proxy Statement specifically incorporated herein by reference, the 2014 Proxy Statement is not deemed to be filed as part of this Form 10-K.

Measurement Specialties, Inc.

Form 10-K

Table of Contents

March 31, 2014

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

Part I

Item 1. Business

Introduction: Measurement Specialties, Inc. is a New Jersey corporation organized in 1981. The Company is a diversified sensor technology company and a global leader in the design, development and manufacture of sensors and sensor-based systems for original equipment manufacturers (“OEM”) and end users, based on a broad portfolio of proprietary technology and typically marketed under the MEAS brand name. We believe we are among the leading manufacturers of sensor products in the markets we serve and we have a high degree of diversity when considering our geographic reach, broad range of products, number of end-use markets and breadth of customer base. The Company is a multi-national corporation with nineteen manufacturing facilities strategically located in the United States, China and Europe, enabling the Company to produce and market globally a wide range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for engine and vehicle, medical, general industrial, consumer and home appliance, military and commercial aerospace, environmental water monitoring, and test and measurement applications.

Notes:

(1) Our fiscal year begins on April 1 and ends on March 31. All references to fiscal years refer to the fiscal year ending March 31 of the reference year, thus, references in this Annual Report on Form 10-K to the year 2013 or fiscal 2013 refer to the 12-month period from April 1, 2012 through March 31, 2013 and references to the year 2014 or fiscal 2014 refer to the 12-month period from April 1, 2013 through March 31, 2014.

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

Acquisitions, Divestitures and Restructurings: Consistent with the Company’s strategy to be the supplier of choice to OEMs and select end-users for all their physical sensing needs, the Company has consummated twenty-three acquisitions since June 2004 through May 2014 with a total purchase price of approximately $450,000. We believe our acquisitions continue to enhance the Company’s long-term shareholder value by increasing growth in sales and profitability through the addition of new technologies, establishing new lines of business, and/or expanding our geographic footprint. The following acquisitions are included in the consolidated financial statements as of the effective date of acquisition (See Notes 2, 5 and 17 to the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K):

Acquired Company	Effective Date of Acquisition	Country
Elekon Industries U.S.A., Inc. (“Elekon”)	June 24, 2004	U.S.A.
Entran Devices, Inc. and Entran SA (“Entran”)	July 16, 2004	U.S.A. and France
Encoder Devices, LLC (“Encoder”)	July 16, 2004	U.S.A.
Humirel, SA (“Humirel”)	December 1, 2004	France
MWS Sensorik GmbH (“MWS”)	January 1, 2005	Germany
Polaron Components Ltd (“Polaron”)	February 1, 2005	United Kingdom
HL Planartechnik GmbH (“HLP”)	November 30, 2005	Germany
Assistance Technique Experimentale (“ATEX”)	January 19, 2006	France
YSIS Incorporated (“YSI Temperature”)	April 1, 2006	U.S.A. and Japan
BetaTherm Group Ltd. (“BetaTherm”)	April 1, 2006	Ireland and U.S.A.
Visyx Technologies, Inc. (“Visyx”)	November 20, 2007	U.S.A.
Intersema Microsystems SA (“Intersema”)	December 28, 2007	Switzerland
R.I.T. SARL (“Atexis”)	January 30, 2009	France and China
FGP Instrumentation, and related companies GS Sensors, and ALS (collectively, “FGP”)	January 30, 2009	France
Pressure Systems, Inc. (“PSI”)	September 8, 2010	U.S.A.
Eureka Environmental, Inc. (“Eureka”)	July 8, 2011	U.S.A.
Transducer Controls Corporation (“Celesco”)	September 30, 2011	U.S.A.
Gentech International Limited (“Gentech”)	October 31, 2011	Scotland
Cosense, Inc. (“Cosense”)	April 2, 2012	U.S.A.
Resistance Temperature Detector Company, Inc. and Cambridge Technologies, Inc. (collectively, “RTD”)	October 1, 2012	U.S.A.
Spectrum Sensors and Controls, Inc. (“Spectrum”)	April 17, 2013	U.S.A.
Sensotherm Temeratursensorik GmbH and Secon Kft	August 30, 2013	Germany and Hungary
Wema Group Holdings AS (“Wema”)	May 30, 2014	Norway

The above companies, except for Encoder, Polaron, Visyx, Eureka, Cosense, RTD, Spectrum, and Sensotherm, which were asset purchases, became direct or indirect wholly-owned subsidiaries of the Company upon consummation of their respective acquisitions. Since the acquisition of Wema was effective May 30, 2014, Wema is not included in the consolidated financial statements as of March 31, 2014.

As part of the Company’s ongoing efforts to review its business for opportunities to reduce operating expenses and leverage core competencies, the Company evaluates and implements various restructurings to, among other things, improve operational efficiencies. To that end, the Company has substantially completed the restructuring to consolidate the Company’s manufacturing operation in Scotland to other MEAS sites and the Company has started to implement the restructuring to consolidate its U.S. operations in Dayton, Ohio, St. Marys, Pennsylvania, Shrewsbury, Massachusetts and Ham Lake, Minnesota to a new greenfield facility in Andover, Minnesota, as well as certain other restructuring measures in Europe. For a further discussion concerning restructuring, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and also to Note 13 to the Consolidated Financial Statements.

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

A summary of some of our sensor product offerings as of March 31, 2014, is presented in the following table.

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

Technology

The Company has a broad portfolio of technologies available to solve client sensing needs, some of which are proprietary to the Company. Our sensor technologies include:

•	Piezoresistive Technology: This technology is widely used for the measurement of pressure, force, torque, and acceleration, and includes a number of specific material technologies including doped silicon, doped germanium, and thin metal foils. We believe that the use of piezoresistive technologies is expanding significantly, particularly in the form of micro-electromechanical systems (“MEMS”). The resistance of piezoresistive materials changes in applied mechanical variables such as stress, strain, or pressure. Changes in electrical conductivity can be readily detected using high precision, low cost, low noise electronics. Silicon MEMS devices are particularly advantageous in several large volume markets, and by leveraging commercial silicon manufacturing technology, MEMS can enable the cost-effective manufacture of small devices having high reliability and superior performance. Our proprietary Microfused™ technology employs a silicon strain gauge bonded to a stainless steel diaphragm using a high temperature glassing process devoid of organic material. The diaphragm is in contact with the sensed media in a hermetically sealed housing appropriate for harsh environments. MEAS also has extensive experience in the use of highly stable metal foil bonded strain gauge technology, useful in harsh and high temperature environments in aerospace, military, and sub-sea environments.

•	Piezoelectric Technology: Piezoelectric materials, including polymers such as PVDF ceramic/polycrystalline materials such as PZT, and single crystal materials such as Lithium Niobate, produce an electrical output as a result of mechanical stress or strain, and conversely produce mechanical expansion or contraction when under an applied electrical signals. These materials are also pyroelectric, converting heat into electrical charge. MEAS is the leading global manufacturer of PVDF films which offer unique sensor design and performance opportunities because they are thin, flexible, tough, chemically inert, very sensitive, and relatively inexpensive. MEAS uses piezoelectric ceramic materials extensively in a number of applications including high performance accelerometry, medical ultrasound, and air ultrasound metrology. Single crystal materials are employed in highly specialized applications including the vibrating tuning fork structures used to extract fluid properties such as density and viscosity.

•	Electrolytic Fluid Tilt Technology: Inclinometers are made using a small chamber partially filled with an electrolytic liquid. An alternating voltage is passed between two electrodes on the base of the sensor, and when tilted the electric field and associated current through this fluid change, producing a signal that can be precisely correlated to rotation angle. This technology is durable and highly repeatable.

•	Fluid Capacitive Tilt Technology: Also known as fluid filled, variable capacitance technology, the output from these sensing elements is two variable capacitance signals per rotation axis. Rotation of the sensor about its sensitive axis produces a linear change in capacitance. This change in capacitance is electronically converted into angular data and provided to the user in ratio metric, analog, or digital format.

•	Inductive Coupling Technologies: This technology is used in the manufacture of several sensor lines, including Linear Variable Differential Transformers (LVDTs). An LVDT is an electromechanical sensor that produces an electrical signal proportional to the displacement of a movable core rod. They are widely used to measure displacement over the range of a few micro inches to several feet, or, for example, to indirectly measure pressure by detecting the movement of a diaphragm. LVDT’s are capable of extremely accurate and repeatable measurements in harsh and severe environments.

•	Magneto-Resistive (MR) Technology: Magneto-resistive materials exhibit a change in resistivity as a function of an applied magnetic field. MEAS manufactures MR sensors by depositing ultra-thin layers of a material such as permoalloy (NiFe alloy) on top of silicon wafers. Subsequent processing creates complex resistive bridge structures which are very sensitive to small changes in magnetic fields. MR sensors are highly sensitive, stable, repeatable, and relatively low cost. MR sensing technology can be packaged as low field sensors (i.e., electronic compass), angle sensors such as magnetic encoders, position sensors, and current sensors, and is also offered in a fully integrated surface mountable package which contains an embedded micro controller.

•	Thin Film Diaphragm Technology: MEAS has substantial wafer processing experience and produces specialized structures having a very thin (several micro-meters) suspended diaphragm in the center of a silicon chip. This technology is particularly well suited for thermopile, mass air flow (MAF), and high temperature gas sensing. Thermopiles are made by creating dense serial arrays of thermocouple junctions on wafer mounted diaphragms. These arrays produce an output as a result of the Seebeck effect and are used to determine temperature without contact as a result of the infrared (IR) radiation of the target (Planck’s law). MAF sensors are made by locating thin film thermocouple or thermo-resistive temperature elements on both sides of a thin film heater, all mounted in the center of the low thermal mass diaphragm. As a gas flow over the assembly, convected heat raises the temperature of the downstream sensor in a predictable manner, allowing the calculation of mass flow. Thin metal heaters deposited on these diaphragms can reach temperatures of 400ºC very quickly with very low input power, and catalytic chemistry on top of the heater can be designed to undergo a change in resistance in response to certain gas species.

•	Variable Capacitive Technology: Humidity sensors are built using a special polymer having a dielectric constant affected by water vapor. As the humidity in the environment changes, the capacitance of the polymer dielectric changes and an output is measured. This technology is uniquely designed for high volume OEM applications in consumer, automotive, home appliance, and environmental control markets.

•	Photo Optical Technology: Photo-Optic sensors produce an output which is related to the variation light intensity or spectral content. MEAS uses LED transmitters and photo-diode light sensitive receivers to detect the variations in oxygen saturation, SpO2, in the blood, a widely used technique known as pulse oximetry. Photo-Optic sensors are also used to measure various water quality parameters including dissolved oxygen, turbidity, and photo-synthetically active radiation, and in transmission absorption spectroscopy sensors used to determine urea concentration and other fluid properties.

•	Temperature Sensor Technology: MEAS uses a number of technologies to determine temperature, including negative temperature coefficient (“NTC”) thermistors, platinum and nickel thin film and wire based thermo-resistive materials, and thermocouples. Temperature sensors are designed for a huge array of applications and cover a temperature measurement range from less than -200ºC to over 1,700ºC.

•	Application Specific Integrated Circuits (“ASICS”): Although ASICs are electronic devices, not sensors, expertise in this technology is essential in the design and manufacture of modern transducers. These specialized circuits are tailored to condition raw sensor outputs, to convert these analog signals into digital signals, to apply calculation algorithms to compensate the signals, and to deliver this information to upstream controllers using analog and digital communications protocols. MEAS has developed considerable experience in sensor specific ASICs which are increasingly employed in our sensor modules to lower cost, increase resolution and accuracy, increase interface flexibility, and decrease power consumption.

Business Segments: The Company has one reportable segment under the guidelines established by the Financial Accounting Standards Board (“FASB”) for disclosures about segments of an enterprise. Our recent acquisitions, which have been sensor-based companies, have not resulted in changes to our one reportable business segment.

Geographic information for revenues based on country from which invoiced, and long-lived assets based on country of location, which includes property, plant and equipment, but excludes Corporate-based assets (i.e., investment in unconsolidated subsidiary, intangible assets and goodwill), net of related depreciation are provided in Notes 15 and 16 to the Consolidated Financial Statements.

Customers: We sell a wide variety of sensor products throughout the world to a broad range of end-user markets and customers. We design, manufacture and market sensors for original equipment manufacturer applications and for end users who use them for instrumentation and test applications. Our extensive customer base consists of manufacturers of electronic, automotive, medical, military, industrial, aerospace and consumer products. We have developed our strong market position due to, among other factors, our long-standing customer relationships, our competitive cost structure, and our geographic proximity to customers with our engineering, sourcing and manufacturing facilities located in North America, Europe and Asia. Our largest customer, Sensata, a large automotive sensor supplier, accounted for approximately 10%, 13% and 14% of our net sales during 2014, 2013 and 2012, respectively. At March 31, 2014 and 2013, the trade receivable with our largest customer was approximately $3,177 and $3,820, respectively. No other customer accounted for more than 10% of our net sales during the fiscal years ended March 31, 2014, 2013 and 2012.

Sales and Distribution: We sell our sensor products through a number of distribution channels, including experienced regional sales managers, distributors and (generally) exclusive relationships with outside sales representatives throughout the world. Our engineering teams work directly with our global customers to tailor our sensors to meet their specific application requirements.

We sell our products primarily in North America, Asia and Western Europe. We believe the growing Asian market represents a significant opportunity for our business. Sales invoiced from foreign countries accounted for approximately 58%, 62% and 65% of net sales for the fiscal years ended March, 31, 2014, 2013 and 2012, respectively.

Suppliers: We procure components and finished products from a variety of suppliers as needed through purchase orders. We actively manage this process to ensure component quality, steady supply and best costing, while managing hazardous materials content for compliance with European Restrictions on Hazardous Substances (“ROHS”) regulations.

Our manufacturing operations employ a wide variety of raw materials, including steel, copper, cast iron, electronic components, aluminum, and plastics. We purchase raw materials from a large number of independent sources around the world. No single raw material supplier is material, although some of the components we use require particular specifications where a limited number of suppliers exist that can supply such components, including wafer suppliers. Market forces, including changes in foreign currency exchange rates, can cause significant fluctuations in the costs of steel and petroleum-based products. In fiscal 2014, we experienced stable costs for most of our raw material categories and transportation costs, though some costs increased. We have attempted to mitigate the impact of cost increases through supply-chain initiatives or passing a portion of these increases on to customers in the form of price increases. There have been no raw material shortages that have had a material adverse effect on our business as a whole. We are unable to predict future shortages of raw materials or the impact of any such shortages. For a further discussion of risks related to the materials and components required for our operations, please refer to “Foreign Operations” and “Item 1A. Risk Factors.”

Research and Development: Our research and development efforts continue to be an important part of the Company’s activities, and are focused on expanding our core technologies, improving our existing products by enhancing functionality, effectiveness, ease of use and reliability, developing new products and designing custom sensors for specific customer applications. To maintain and improve our competitive position, our research, design, and engineering teams work in close association with customers to design custom sensors for specific applications. We believe that once a customer has designed one of our sensors into its products, the cost and time of switching to another supplier is high. Research and development costs, which exclude customer funding and tax credits for research and development, approximated $29,819 or 7.2% of net sales for fiscal 2014, $24,378 or 7.0% of net sales for fiscal 2013, and $20,198 or 6.4% of net sales for fiscal 2012. We expect to continue to make significant investment in research and development in order to provide innovative new products to our customers and to maintain and improve our competitive position. Customer funded research and development was $3,233, $2,774, and $4,564 for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

Competition: The global market for sensors includes many diverse products and technologies, is highly fragmented and is subject to moderate pricing pressures, depending on the end markets and level of customization. Accordingly, our competitive position cannot be determined accurately in the aggregate or by sensor product line, because none of our competitors offer all the same product lines or serve all the markets we serve. We have a wide variety of competitors, including small independent companies and divisions of large corporations such as Danaher, Schneider-Electric and Honeywell, none of whom are considered dominant to the overall market for sensors. Many of the divisions of these larger corporations are also our customers. Our management believes we have a market leadership position in many of the markets we serve. The principal elements of competition in the sensor market are technology and production capability, price, quality, service, delivery speed, breadth of product, brand recognition and the Company’s willingness and the ability to design unique applications to meet specific customer needs. For a further discussion of risks related to the materials and components required for our operations, please refer to “Foreign Operations” and “Item 1A. Risk Factors.”

Although we believe that we compete favorably, new product introductions by our competitors could cause a decline in sales or loss of market acceptance for our existing products. If competitors introduce more technologically advanced products, the demand for our products would likely be reduced.

Intellectual Property: We rely, in part, on patents to protect our intellectual property. We own 80 United States utility and design patents and 85 foreign patents to protect our rights in certain applications of our core technology. We have 91 patent applications pending. These patent applications may never result in issued patents. Even if these applications result in patents being issued, taken together with our existing patents, they may not be sufficiently broad to protect our proprietary rights, or they may prove unenforceable. We have not obtained patents for all of our innovations, nor do we plan to do so.

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

Foreign Operations: Our products are manufactured and marketed worldwide. Our geographic diversity enables us to leverage our cost structure and supply-chain, promotes economies of scale, and affords a broad and diverse sales base. We manufacture a large portion of our sensor products in China at our factories in Shenzhen and Chengdu. Sensors are also manufactured at our major U.S. facilities in Hampton, Virginia, Dayton, Ohio, Ham Lake, Minnesota, and Fremont and Chatsworth, California, as well as our European facilities in Galway, Ireland, Toulouse, France, Les Clayes-sous-Bois, France, Fontenay, France, Druex, France, Dortmund, Germany and Bevaix, Switzerland. With the Spectrum acquisition, the Company acquired facilities in Akron, Ohio, St. Marys, Pennsylvania and Grass Valley, California. With the Sensotherm acquisition, the Company acquired sites in Nuremburg, Germany and Papa, Hungary. The Company also has N-T, an unconsolidated joint venture in Japan. A large portion of our NTC thermistors, discrete and probe assemblies are manufactured in China by Betacera Inc., a subcontractor with a long-standing contractual relationship with the Company. Many of our products contain key components that are obtained from a limited number of sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond our control, including political and other uncertainties regarding China.

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

Employees: As of March 31, 2014, we had 3,721 employees, including 782 in the United States, 680 in Europe and 2,259 in Asia. As of March 31, 2014, 2,391 employees were engaged in manufacturing, 717 were engaged in administration, 456 were engaged in engineering and 157 were engaged in sales and marketing.

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

Export/Import Compliance: We are required to comply with various export/import and economic sanctions laws, including:

•	The International Traffic in Arms Regulations (ITAR) administered by the U.S. Department of State, Directorate of Defense Trade Controls, which, among other things, imposes license requirements on the export from the United States of defense articles (items specially designed for a military application and/or listed on the United States Munitions List) and defense services (technical assistance, repair, maintenance, and other services on defense articles);

•	the Export Administration Regulations (EAR) administered by the U.S. Department of Commerce, Bureau of Industry and Security, which, among other things, impose licensing requirements on the export or re-export of certain dual-use goods, technology and software (which are items that potentially have both commercial and military applications);

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

Backlog: At March 31, 2014, the dollar amount of backlog orders believed to be firm was approximately $134,521. We include in backlog those orders that have been accepted from customers that have not been filled or shipped and are supported with a purchase order. It is expected that the majority of these orders will be shipped during the next 12 months. At March 31, 2013, our backlog of unfilled orders was approximately $103,424.

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

Historically our operating results have been impacted by the general state of the worldwide economic conditions. The global economy has been adversely impacted by the effects of the global financial crisis since 2008. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and have caused, and may continue to cause, our customers to reduce spending on our products. We cannot predict the strength of the economic recovery or the Company’s success in managing any other significant related risks that we may encounter. If the economy or markets in which we operate experience continued weakness or deteriorate further, our business, financial condition and results of operations could be materially and adversely affected.

Continued fundamental changes in certain industries in which we operate have had and could continue to have adverse effects on our business.

Our products are sold to multiple industries. These are global industries, and they are experiencing various degrees of contraction, growth and consolidation. Customers in these industries are located in every major geographic market. As a result, our customers are affected by changes in global and regional economic conditions, as well as by labor relations issues, regulatory requirements, trade agreements and other factors. This, in turn, affects overall demand and prices for our products sold to these industries. For example, the healthcare industry and related industries continue to undergo significant changes in an effort to reduce costs with reduced government funding of and reimbursement for healthcare products and services and research activities, as well as the impact of the U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act. In addition, many of our products are platform-specific—for example, sensors are designed for certain of our HVAC manufacturer customers according to specifications to fit a particular model. Our success may, to a certain degree, be connected with the success or failure of one or more of the manufacturers or industries to which we sell products, either in general or with respect to one or more of the platforms or systems for which our products are designed.

We may not be able to consummate future acquisitions or successfully integrate acquisitions into our business, indemnification provisions in our acquisitions agreements may not fully protect us and may result in unexpected liabilities, and we may have to restructure operations.

We have made twenty-three acquisitions from fiscal 2005 through May 2014. As a part of our business strategy, we may enter into additional business combinations and acquisitions, although acquisitions require lender approval under our credit agreement. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business and distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our growth strategy, and we may incur substantial expenses and devote significant management time and resources in seeking to complete proposed acquisitions that will not generate benefits for us.

In addition, with future acquisitions, we could use substantial portions of our available cash and availability under our credit facilities for all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause significant stockholder dilution. Our prior acquisitions and any future acquisitions may not ultimately help us achieve our strategic goals and may pose other risks to us, such as require restructurings with facility closures and consolidations. Conversely, we may not be able to consummate acquisitions at a similar rate as in the past, which could adversely impact our growth rate. Our ability to grow depends in part upon our ability to identify and successfully acquire and integrate companies and businesses at appropriate prices and realize anticipated cost savings. Risks associated with our restructurings include the risks of additional or unexpected restructuring costs, business disruption, losses of customers or key employees, not realizing expected benefits and savings from restructurings and other such related implications with restructurings

Changes in accounting or regulatory requirements or any deterioration in the credit markets could also adversely impact our ability to consummate acquisitions. Additionally, the Company has had and may have acquisition-related contingent payment obligations which are based on certain financial thresholds for which the Company has recorded an estimate of the fair value as part of purchase price.  The estimated fair values for such earn-outs are based on a number of key assumptions and actual amounts could differ significantly and changes to such estimates are recorded to earnings.

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

Our restructuring actions could have significant long-term adverse effects on our business.

We have implemented and continue to implement various restructuring activities across our businesses to adjust our cost structure, and we expect to engage in similar significant restructuring activities in the future. These restructuring activities and our regular ongoing cost reduction activities (including in connection with the integration of acquired businesses) can reduce our available talent, assets and other resources and could slow improvements in our products and services, adversely affect our ability to respond to customers and limit our ability to increase production quickly if demand for our products increases. These circumstances could adversely impact our business and financial statements.

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

Risks specific to our international operations include:

•	political conflict and instability in the relationships among Hong Kong, Taiwan, China, Europe, the United States and in our target international markets;

•	economic turbulence in Asian and European markets;

•	changes in United States and foreign regulatory requirements resulting in burdensome controls, tariffs and import and export restrictions;

•	changes in foreign currency exchange rates, which could make our products more expensive as stated in local currency, as compared to competitive products priced in the local currency;

•	risks relating to the transfer or repatriation of cash, which may be subject to certain restrictions on the transfer to another country because of currency control or other fiscal regulations;

•	risks relating to the enforceability of contracts and other rights or collectability of accounts receivable in foreign countries;

•	delays or cancellation of production and delivery of our products due to the logistics of international shipping, which could damage our relationships with our customers;

•	a recurrence of the outbreak of Severe Acute Respiratory Syndrome (“SARS”) or Avian Flu and the associated risks to our operations in China; and

•	legislative initiatives, including tax legislation and other changes in the Company’s tax position, including tax policy changes in China, which could affect the profitability of our operations in China. For example, if the Company does not continue to receive special tax status in China, our income tax rates in China could increase from 15% to 25%.

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

We are subject to extensive regulation by U.S. and non-U.S. governmental entities and other entities at the federal, state and local levels, including the following:

•	Certain of our operations are subject to environmental laws and regulations in the jurisdictions in which they operate. We must also comply with various health and safety regulations in the U.S. and abroad in connection with our operations. We cannot give assurance that we have been or will be at all times in substantial compliance with environmental, health, employment and safety laws.

•	We are required to comply with various import laws and export control and economic sanctions laws, which may affect our transactions with certain customers, business partners and other persons, including in certain cases dealings with or between our employees and subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and/or technologies, and in other circumstances, we may be required to obtain an export license before exporting the controlled item. Compliance with the various import laws that apply to our businesses can restrict our access to, and increase the cost of obtaining, certain products and at times can interrupt our supply of imported inventory.

•	Exports of technology necessary to develop and manufacture certain of the Company’s products may be subject to U.S. export control laws and similar laws of other jurisdictions, and the Company may be subject to adverse regulatory consequences, including government oversight of facilities and export transactions, monetary penalties and other sanctions for violations of these laws. In certain instances, export control regulations may prohibit the Company from developing or manufacturing certain of its products for specific end applications outside the United States. The Company became aware in late May 2009 that certain of the Company’s piezo products when designed or modified for use with or incorporation into a defense article are subject the International Traffic in Arms Regulations ("ITAR") administered by the United States Department of State. In early May 2014, the Company received notification from the U.S. Department of State’s Office of Defense Trade Controls Compliance, Enforcement Division that the agency had completed its review and closed the case without taking further action or imposing any civil penalty against the Company. Refer to Note 14 in the Consolidated Financial Statements included in this Annual Report on Form 10-K for details concerning disclosures related to the above ITAR matter.

•	Certain of our products are medical devices and other products that are subject to regulation by the U.S. Food and Drug Administration (“FDA”), by counterpart agencies of other countries and by regulations governing the management, storage, handling and disposal of hazardous or radioactive materials. Violations of these regulations, efficacy or safety concerns or trends of adverse events with respect to our products can lead to warning letters, declining sales, recalls, seizures, injunctions, administrative detentions, refusals to permit importations, suspension or withdrawal of approvals and pre-market notification rescissions. Our products and operations are also often subject to the rules of industrial standards bodies such as the International Standards Organization (ISO), and failure to comply with these rules can also adversely impact our business.

•	We also have agreements relating to the sale of products to government entities and are subject to various statutes and regulations that apply to companies doing business with the government. Our agreements relating to the sale of products to government entities may be subject to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending and other factors. We are also subject to investigation and audit for compliance with the requirements governing government contracts, including requirements related to procurement integrity, export control, employment practices, the accuracy of records and the recording of costs. A failure to comply with these requirements might result in suspension of these contracts and suspension or debarment from government contracting or subcontracting.

•	The Company and our suppliers are required to implement certain procedures and processes for tracking and reporting requirements mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act concerning certain minerals, commonly referred to as “conflict minerals” originating from the Democratic Republic of Congo and adjoining countries, used in our products. The implementation of these requirements could adversely impact the availability of certain minerals used in our products, such as gold, and result in additional costs.

In addition, failure to comply with any of these laws and regulations could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to import and export products and services, and damage to our reputation. Furthermore, there are a number of regulations that are evolving or under consideration which may have a significant impact on the Company, including the Patient Protection and Affordable Care Act and climate change for which the impact cannot be determined at this time.

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

Our customers are under pressure to reduce the cost and price of their products. Therefore, we expect to experience pressure from our customers to reduce the prices of our products. We believe that we must reduce our manufacturing costs and obtain larger orders to offset declining average sales prices. If we are unable to offset declining average sales prices, our gross profit margins will decline.

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

Defects and unanticipated use or inadequate disclosures with respect to our products could adversely affect our business, reputation and financial statements.

Manufacturing or design defects, unanticipated use of, safety or quality issues with respect to, including products and components that we source from third parties can lead to personal injury, death, property damage or other liability. These events could lead to recalls, result in the removal of a product from the market and result in product liability or similar claims being brought against us. Recalls, removals and product liability and similar claims can result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products and services.

The manufacture of many of our products is a highly exacting and complex process, and if we directly or indirectly encounter problems manufacturing products, our reputation, business and financial statements could suffer.

The manufacture of many of our products is a highly exacting and complex process, due in part to strict regulatory requirements. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters and environmental factors, and if not discovered before the product is released to market could result in recalls and product liability exposure. Because of the time required to approve and license certain regulated manufacturing facilities, an alternative manufacturer may not be available on a timely basis to replace such production capacity. Any of these manufacturing problems could result in significant costs and liability, as well as negative publicity and damage to our reputation that could reduce demand for our products.

If we suffer loss to our facilities, information technology systems, third party distribution system, warehousing and logistical services, or disruptions in supply chain due to a catastrophe or other natural or man-made events, our operations could be seriously harmed.

Our facilities, information technology systems and distribution systems are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. If any of these facilities or systems were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. Furthermore, we continue to increase our use of digital technologies to conduct our business, and with this increased dependence, the risk to cyber security has also increased. While the Company has taken measures to reduce cyber security risks, the Company’s operations could be impacted by cyber security incidents.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Hampton, Virginia in a leased facility. Worldwide, we have nineteen manufacturing facilities, and five additional locations for sales, manufacturing and marketing and research and development activities. Six factories located in the U.S., China, Ireland, and France with an aggregate of approximately 400,000 square feet are owned by us. The remaining sites with an aggregate of approximately 400,000 square feet are leased by us. Of these manufacturing, sales and marketing, research and development, and administrative and distribution locations, eight are located in the U.S.A., nine in Europe and three in Asia. We manufacture a large portion of our sensor products in Shenzhen, China. We consider our facilities suitable and adequate for the purpose for which they are used and we do not anticipate difficulty in renewing existing leases as they expire or in finding other facilities. The Company’s manufacturing facilities taken as a whole, currently operate moderately below full capacity. We believe our current manufacturing base offers additional capacity to support higher revenues. The Company is constructing a new facility in China, which will replace an existing leased facility. Please refer to Note 14 in the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information with regard to our lease commitments.

As part of the Company’s ongoing efforts to review its business for opportunities to reduce operating expenses and leverage core competencies, the Company evaluates and implements various restructurings to, among other things, improve operational efficiencies. To that end, the Company has implemented restructurings to consolidate the Company’s manufacturing operations in Scotland to other MEAS sites and to consolidate its U.S. operations in Dayton, Ohio, St. Marys, Pennsylvania, Shrewsbury, Massachusetts and Ham Lake, Minnesota to a new greenfield facility in Andover, Minnesota, as well as certain other restructuring measures in Europe. For a further discussion concerning restructurings, please refer to Note 13 in the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Our primary sensor manufacturing facilities are ISO 9001 certified. We also have registration under FDA (Federal Drug Administration) regulations at our Dayton, Ohio facility and a number of facilities are TS 16949 (Technical Standards) registered, as well as AS9100 and ISO 13485 certified.

Item 3. Legal Proceedings

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

Item 4. Mine Safety Disclosures

Not applicable

Executive Officers of the Registrant: The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 18, 2014, including the information set forth under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2014.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(A) Market Information: Our common stock, no par value, is traded on The NASDAQ Global Market under the symbol MEAS. The following table presents high and low sales prices of our common stock as reported on the NASDAQ for the periods indicated:

	2014		2013
	HIGH	LOW	HIGH	LOW

First quarter	$48.02	$36.82	$36.63	$30.76
Second quarter	$54.70	$45.34	34.75	27.40
Third quarter	$61.11	$51.60	35.13	28.77
Fourth quarter	$68.95	$50.83	40.08	33.22

(B) Approximate Number of Holders of Common Stock: At May 21, 2014, there were approximately 41 shareholders of record of our common stock and there were approximately 4,474 beneficial shareholders.

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

(E) Performance Graph: The following graph compares our cumulative total stockholder return since March 31, 2009 with the Russell 2000 Index and SIC Code 3823 peer group index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100.00 on March 31, 2009.

	March 31, 2009	March 31, 2010	March 31, 2011	March 31, 2012	March 31, 2013	March 31, 2014

Me asureme nt Specialties, Inc.	$100.00	$359.66	$831.78	$823.96	$972.37	$1,658.92
Russe ll 2000	$100.00	$162.77	$204.75	$204.37	$237.69	$296.87
SIC Code 3823	$100.00	$163.04	$206.88	$209.09	$234.45	$282.26

(F) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities: None.

The Company’s Board of Directors approved in November 2013 a repurchase program authorizing the buy-back of up to $10,000 of the Company’s common stock, for which share purchase price cannot exceed $57 per share with no expiration. The following table provides information relating to the Company's repurchase of common stock during the year ended March 31, 2014:

				Approximate dollar
			Total number	value of shares that
	Total number		of shares purchased	may yet be purchased
	of shares	Average price	as part of publically	under publically
	purchased	paid per share	announced program	announced program
October 1 to December 31, 2013	13,634	$56.33	13,634	$-
January 1 to March 31, 2014	160,870	55.82	160,870	248
Total	174,504	$55.89	174,504	$248

(G) Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The Company’s Board of Directors has approved over the years a number of repurchase program authorizing the buy-back of the Company’s common stock. The Company has one share buy-back program outstanding for which approximately $248 worth of additional shares may yet be purchased under publically announced program. The repurchase of the Company’s common stock is restricted by our Senior Secured Credit Agreement. As permitted by Amendment 1 dated May 4, 2011 under our Senior Secured Credit Agreement, payments by the Company related to stock buy-backs may not exceed the amount of proceeds received by the Company from the exercise of stock options up to a cumulative amount of $60,000. Since April 1, 2010, the Company has made to date cumulative share buy-back payments totaling $30,753 and received cumulative proceeds from the exercise of stock options of approximately $38,417. In accordance with our bylaws as a New Jersey corporation, repurchased shares revert to authorized but unissued status.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	YEARS ENDED MARCH 31,
	2014	2013	2012	2011	2010
	(Amounts in thousands, except per share information)
Results of operations:
Net sales	$412,665	$346,968	$313,204	$274,789	$205,028
Income from continuing operations, net of income taxes	37,755	34,193	27,704	28,175	6,058
Income (loss) from discontinued operations, net of income taxes	-	-	-	-	(142)
Net income	37,755	34,193	27,704	28,175	5,916

Net cash provided by operating activities from continuing operations	58,930	47,706	42,620	33,906	29,200
Net cash used in investing activities from continuing operations	(75,217)	(41,056)	(67,230)	(36,584)	(5,405)
Net cash provided by (used in) financing activities from continuning operations	28,505	(2,745)	36,453	(291)	(23,116)

Per common share:
Income from continuing operations, net of income taxes:
Basic	$2.39	$2.22	$1.84	$1.92	$0.42
Diluted	2.26	2.12	1.74	1.84	0.41
Net Income:
Basic	2.39	2.22	1.84	1.92	0.41
Diluted	2.26	2.12	1.74	1.84	0.40
Cash dividends declared	-	-	-	-	-

Financial Position at Year-End:
Total assets	$541,660	$445,542	$418,207	$329,766	$277,272
Long-term and short-term debt, revolver, notes payable and acquisition earnouts	125,138	99,410	107,269	69,785	72,028
Shareholders' equity	336,546	280,324	243,017	209,069	166,996

The above table includes acquisitions as of the purchase date (See Note 5 to the Consolidated Financial Statements of the Company in this Annual Report on Form 10-K for a discussion regarding acquisitions). Fiscal 2011 includes two tax items recorded during the quarter ended December 31, 2010: $2,890 income tax credit reducing income tax expense associated with the release of the valuation allowance on German deferred tax assets and $2,058 in additional income tax expense associated with the election to distribute certain undistributed earnings from the Company’s Irish subsidiary. Fiscal 2013 includes $4,384 in income related to fair value adjustments to acquisition earn-outs and $758 in restructuring costs. Fiscal 2014 includes $1,161 in income related to fair value adjustments to acquisition earn-outs and $544 in restructuring costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except per share data)

Overview

Measurement Specialties, Inc. is a global leader in the design, development and manufacture of sensors and sensor-based systems for OEM and end users, based on a broad portfolio of proprietary technology and typically characterized by the MEAS brand name. We are a global business and we believe we have a high degree of diversity when considering our geographic reach, broad range of products, number of end-use markets and breadth of customer base. The Company is a multi-national corporation with nineteen manufacturing facilities strategically located in the United States, China, France, Ireland, Germany, and Switzerland, enabling the Company to produce and market globally a wide range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for engine and vehicle, medical, general industrial, consumer and home appliance, military/aerospace, environmental water monitoring, and test and measurement applications. The Company’s products include sensors for measuring a wide range of measurands including differential, gauge, and absolute pressure; static and dynamic force; torque; linear and rotary position; contact and non-contact temperature; linear and angular acceleration, vibration, and impact; optical absorption; humidity and gas concentration; gas or fluid flow rate; density, viscosity, dielectric constant, and other fluid properties; and fluid level. The Company’s advanced technologies include piezo-resistive silicon, piezo-electric polymer, ceramic, and single crystal materials, application specific integrated circuits (“ASICs”), state of the art micro-electromechanical systems (“MEMS”) and custom silicon microstructures, bonded foil strain gauges, variable reluctance and electromagnetic force balance systems, fluid filled capacitive sensors, linear and rotational variable differential transformers, anisotropic magneto-resistive devices, electromagnetic sensors, hygroscopic capacitive structures, ultrasonic measurement systems, precision load cells, optical and infrared measurement systems, negative thermal coefficient (“NTC”) ceramic sensors, platinum and nickel resistance temperature detectors (“RTD”) 3-6 DOF (degree of freedom) force/torque structures, complex mechanical resonators, magnetic reed switches, high frequency multipoint pressure and temperature scanning algorithms, and high precision submersible hydrostatic level detection. We compete in growing global market segments driven by demand for products that are smarter, safer, more energy-efficient, and environmentally-friendly. We deliver a strong value proposition to our customers through our willingness to customize sensor solutions, leveraging our innovative portfolio of core technologies and exploiting our low-cost manufacturing model based on our 19 year presence in China.

Executive Summary

Our vision is to be the supplier of choice to OEMs and select end-users for all their physical sensing needs. To that end, MEAS continues to expand our market position as a leading global sensor supplier. Over the past ten years, the Company’s Compounded Annual Growth Rate (“CAGR”) of our sales of 16% has exceeded overall market increases. (CAGR is calculated by taking the nth root of the total percentage growth rate, where n is the number of years in the period being considered or ($412,665 /$92,268)^(1/10)=16%). The Company’s historic and expected strong growth in sales reflects the positive returns from our significant investments in research and development for new programs and the approximately $450,000 invested since June 2004 through May 2014 in our 23 acquisitions, expanding our product offerings and geographic reach.

The Company remains focused on creating long-term shareholder value through continued development of innovative technologies and strengthening our market position by expanding customer relationships. We believe we continue to have one of the strongest product development pipelines in the history of the Company, which we expect to lay the foundation for future sales growth. Research and development will continue to play a key role in our efforts to maintain product innovations for new sales and to improve profitability. Our broad range of products and geographic diversity provide the Company with a variety of opportunities to leverage technology, products, manufacturing base and our financial performance. We continue to take measures we believe will result in sales performance in excess of the overall market and generation of positive adjusted earnings before interest, tax, foreign currency exchange gains or losses, depreciation and amortization (“Adjusted EBITDA”). A core tenant of our long-term strategy to increase profitability is to grow the size and scale of the Company in order to improve our leverage of SG&A expenses. Accordingly, we believe we can achieve 21% Adjusted EBITDA Margin (Adjusted EBITDA as a percent of Net Sales) in fiscal 2015 (excluding 2015 acquisition) and improve this metric as we grow sales at a higher rate than costs in fiscal 2016 and beyond. Adjusted EBITDA Margin is a non-GAAP financial measure and we direct the reader to the Quarterly Net Sales and Quarterly Adjusted EBITDA table on page 30 for an explanation of the calculation of Adjusted EBITDA Margin. We have implemented aggressive actions to position the Company for future growth in sales and profitability. As part of these continued measures to improve profitability, the Company has targeted a number of workforce reductions and facility consolidations. The Company has substantially completed in fiscal 2014 the consolidation of all of the Company’s manufacturing operations in Scotland to other MEAS sites. Also in 2014, the Company fully transitioned from the Juarez, Mexico shared facility with API to our manufacturing sites in China.  Additionally, the Company has begun to implement the consolidation of the U.S. operations in Dayton, Ohio, St. Marys, Pennsylvania, Shrewsbury, Massachusetts and Ham Lake, Minnesota to a new greenfield facility in Andover, Minnesota, as well as certain restructuring measures in Switzerland. The Company expects restructuring charges to range from $2,500 to $3,000 associated with the restructuring of the U.S. operations through calendar 2015. The Company expects to realize annual cost efficiencies beginning in fiscal 2016 as a result of the various restructurings in the U.S. and Europe of approximately $5,000 by fiscal 2016, of which approximately $1,400 relate to the restructuring in Scotland. For a further discussion concerning the restructuring, please refer to Note 13 to the Consolidated Financial Statements.

Acquisitions are a key component of the Company’s growth strategy. We believe there are many acquisition opportunities available within our targeted markets. Consistent with this strategy, the Company made three acquisitions since April 1, 2013. On May 30, 2014, the Company made its largest acquisition to date with the purchase of the capital stock of Wema Group Holdings AS, the global leader in SCR tank level sensors, as well as urea quality sensors, a key market for MEAS, along with diesel fuel level sensors. On August 30, 2013, the Company acquired the capital stock of Sensotherm and Secon, a leader in the design and manufacture of platinum (Pt) thin film temperature sensors.

On April 17, 2013, the Company acquired the capital stock of three Spectrum entities, a leader in the design and manufacture of custom temperature probes, high reliability encoders and inertial sensors.

Trends

There are a number of trends that we expect to materially affect our future operating results, including changing global economic conditions with the resulting impact on our sales, profitability, and capital spending, changes in foreign currency exchange rates relative to the U.S. dollar, shifts in our taxable income between tax jurisdictions and the resulting impact on our overall effective tax rate, changes in our debt levels and applicable interest rates, and prices of raw materials and other costs, such as labor. Additionally, sales and results of operations could be impacted by additional acquisitions and restructuring projects.

Overall, the Company expects continued solid sales growth next fiscal year, despite continued reductions in sales with our largest customer, Sensata, as a result of the long-term in-sourcing arrangement previously disclosed in last year’s Annual Report on Form 10-K. The Company expects to generate sales ranging from $438,000 to $442,000 for fiscal 2015, excluding sales associated with the 2015 acquisition.

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

			Quarterly			Foreign
		Quarterly	Adjusted			Currency	Depreciation
Quarter		Adjusted	EBITDA*			Exchange	and	Income	Share-based
Ended	Net Sales	EBITDA*	Margin	Net income *	Interest	Loss (Gain)	Amortization	Taxes	Compensation	Other*
3/31/2012	$86,436	$16,625	19%	$8,345	$642	$(222)	$4,787	$1,883	$602	$588
6/30/2012	$88,613	$17,155	19%	$8,573	$722	$39	$4,388	$2,566	$856	$11
9/30/2012	$87,758	$17,671	20%	$10,406	$662	$202	$4,316	$3,503	$1,388	$(2,806)
12/31/2012	$81,628	$14,015	17%	$6,096	$688	$(7)	$4,523	$1,075	$1,500	$140
3/31/2013	$88,969	$16,168	18%	$9,123	$621	$(345)	$4,659	$1,202	$989	$(81)
6/30/2013	$100,512	$19,105	19%	$9,161	$914	$154	$4,832	$2,506	$1,093	$445
9/30/2013	$102,872	$21,006	20%	$10,051	$808	$444	$5,109	$2,909	$1,977	$(292)
12/31/2013	$104,416	$20,529	20%	$9,214	$760	$102	$5,316	$2,105	$2,267	$765
3/31/2014	$104,865	$20,722	20%	$9,329	$731	$436	$5,176	$2,755	$2,038	$257

* - Adjusted EBITDA = Income from Continuing Operations before Interest, Foreign Currency Exchange Loss (Gain), Depreciation and Amortization, Income Taxes, Share-based Compensation and Other. Other represents legal fees incurred related to certain International Traffic in Arms Regulations matters, professional fees related to acquisitions, impairment of asset held for sale, restructuring and fair value adjustments to earn-out contingencies. Adjusted EBITDA Margin = Adjusted EBITDA divided by Net Sales. Adjusted EBITDA Margin is a non-GAAP financial measure that is not in accordance with, or an alternative to, measures prepared in accordance with GAAP. With regard to forward looking measures of Adjusted EBITDA and Adjusted EBITDA Margin, a reconciliation to the applicable GAAP financial measures is not provided because it is not available without unreasonable efforts. For the quarter ended March 31, 2014, professional fees were $76, restructuring costs of $344, credit to operating cost of $440 related to the release of a liability for a dilapidation accrual, and $277 in overlapping costs with the transition out of Mexico and Scotland to other MEAS sites. Overlapping costs represent duplicative costs incurred during production transition and production start-up including direct labor, manufacturing overhead and other production-related expenses.  Overlapping costs reflected in the fourth quarter are attributable to production transferred from Scotland and Mexico to China operations.  These costs generally do not overlap more than two quarters and will not be duplicated long-term.

The primary factors that impact our costs of sales include production and sales volumes, product sales mix, foreign currency exchange rates, changes in the price of raw materials, China wage rate increases and the impact of various cost control measures. Although we expect continued pressures on our gross margins given our expectation that costs, including raw material and labor costs, will increase, we expect an overall improvement in gross margins by 200 to 250 basis points over the next two years as a result of a number of factors, including product mix, largely due to lower Sensata sales and sales growth of other more profitable product lines, increased leverage of our fixed manufacturing overhead and the benefits from restructurings. We expect our overall gross margins, excluding costs associated with the restructurings, to range from approximately 41% to 43%, during fiscal 2015, though gross margins for certain quarters could be outside this expected range. As with all manufacturers, our gross margins are sensitive to the overall volume of business (i.e., economies of scale) in that certain costs are fixed. In comparing the year ended March 31, 2014 to the prior year, the RMB appreciated 2.4%, and for fiscal years 2013 and 2012, the RMB appreciated approximately 0.7%, and 3.6%, respectively, relative to the U.S. dollar. However, since mid-February 2014, the RMB has depreciated by approximately 1%. There are indications the trend of the RMB depreciating may continue in the near term, though there is no way to predict whether the RMB will appreciate or depreciate, or by how much. We estimate in 2015 for every 10% increase in the value of the RMB relative to the U.S. dollar, our gross profit would decline by approximately $4,034 or less than 1% of gross margin (gross profit divided by projected net sales). Conversely, for every 10% depreciation in the value of the RMB relative to the U.S. dollar, our gross profit would increase by approximately $4,034.

Total selling, general and administrative expenses (“Total SG&A”) as a percentage of net sales were higher in fiscal 2014 as compared to the prior year, mainly reflecting increases in acquisition related expenses and amortization of acquired intangible assets, as well as restructuring costs. Long-term, the Company plans to continue to control costs and leverage our SG&A expenses by growing sales at a higher rate than SG&A expenses. As a percent of sales, Total SG&A was approximately 29.5% during the year ended March 31, 2014. For fiscal 2013 and 2012, Total SG&A expenses were approximately 29.3% and 28.7% of net sales, respectively. In 2015, we expect an increase in our SG&A expenses as a percentage of net sales mainly due to continued investment in R&D for new programs, increased amortization expense from recent acquisitions, restructuring costs and higher wage and benefit costs, including non-cash equity based compensation and incentive based compensation, as part of the Company’s overall growth.

Included in Total SG&A is amortization expense related to intangible assets acquired in acquisitions. Amortization of acquired intangible assets and deferred financing costs have increased over the past three years mainly due to the acquisitions we have made. Amortization is disproportionately loaded more in the initial years of the acquisition, and therefore amortization expense is higher in the quarters immediately following a transaction, and declines in later years based on how various intangible assets are valued and the differing useful lives for which the respective intangible assets are amortized. For example, backlog is amortized over a period less than 1 year and patents are amortized over a weighted average life of 15 years. All things being equal, amortization of acquired intangible assets for fiscal 2015 is expected to decrease by approximately $500, based on fair value estimates, as well as assuming no significant changes in foreign currency exchange rates and excluding any acquisitions in fiscal 2015.

In addition to margin exposure, the Company also has foreign currency exchange exposures related to balance sheet accounts. When foreign currency exchange rates fluctuate, there is a resulting revaluation of assets and liabilities denominated and accounted for in foreign currencies other than the subsidiary’s functional currency, resulting in foreign currency exchange (“fx”) losses or gains. These fx transaction gains and losses are reflected in our “Foreign Currency Exchange Gain or Loss.” The Company does not hedge these U.S. dollar balance sheet exposures with forward contracts or other derivatives because the U.S. dollar is the Company’s reporting and primary functional currency, though the Company does hedge the margin exposure associated with the RMB. The Company uses and may continue to use foreign currency contracts to hedge margin fx exposures. The Company does not hedge all margin fx exposures, but has accepted some exposure to exchange rate movements. The Company does not apply hedge accounting when derivative financial instruments are used to manage these fx exposures. Since the Company does not apply hedge accounting, the changes in the fair value of those derivative financial instruments are reported in earnings in the fx gains or losses caption. We expect the value of the U.S. dollar will continue to fluctuate relative to the RMB, Euro, Swiss franc and British pound. Therefore, both positive and negative movements in currency exchange rates relative to the U.S. dollar will continue to affect the reported amounts of sales, profits, and assets and liabilities in the Company’s consolidated financial statements.

We believe the Company has a relatively low overall effective cash tax rate with the utilization of our NOLs, as well as an overall low effective tax rate due to the low tax rates afforded to the Company in several tax jurisdictions in which we operate, including China, Ireland and Switzerland. Our overall effective tax rate will continue to fluctuate as a result of the shift in earnings among the various taxing jurisdictions in which we operate and their varying tax rates. This is particularly challenging due to the different timing and rates of economic activity around the world. We expect our 2015 overall estimated effective tax rate without discrete tax adjustments to range from approximately 22% to approximately 25%, an increase as compared to the prior year. The increase in the estimated overall effective tax rate mainly reflects a higher proportion of taxable earnings to tax jurisdictions with higher tax rates. The overall estimated effective tax rate is based on expectations and other estimates and involves complex domestic and foreign tax issues, which the Company monitors closely, but are subject to change.

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

The Company plans to continue investing in various capital projects in fiscal 2015 to generate higher sales in new and expanded programs, and expects these expenditures to range between 3.5% and 4.5% of sales. This range of expected capital expenditures excludes investments in new greenfield manufacturing facilities in China, U.S., and other such facility investments, such as the purchase of a facility to replace a leased facility or to expand an existing facility. There is no specific timeline or commitment to acquire a facility, but the Company does from time to time contemplate making such facility investments. The Company’s investment in the new greenfield manufacturing facility in Chengdu, China is expected to be completed in fiscal 2015. The Chengdu facility is expected to cost approximately $6,000, excluding VAT, of which $4,962 has been incurred to date. The Company’s investment in the new greenfield manufacturing facility in Andover, Minnesota is expected to be completed in fiscal 2015. The Andover facility is expected to range in total cost from approximately $4,000 to $5,000, of which approximately $100 has been incurred to date. During the transition to the new facilities, the Company expects to temporarily increase certain inventory levels.

Changes in Our Business

Acquisitions, Divestures and Restructurings: As described in the Executive Summary above and in more detail in Note 5 to the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K, the Company continues to acquire business that either strategically fit into our existing portfolio or to expand our portfolio.

The Company has substantially completed the restructuring to consolidate the Company’s manufacturing operation in Scotland to other MEAS sites and the Company has started to implement the restructuring to consolidate its U.S. operations in Dayton, Ohio, St. Marys, Pennsylvania, Shrewsbury, Massachusetts and Ham Lake, Minnesota to a new greenfield facility in Andover, Minnesota, as well as certain other restructuring measures in Europe. These restructuring activities are expected to, among other things, improve operational efficiencies. For a further discussion concerning these restructurings, please refer to Note 13 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards: In February 2013, the FASB issued new accounting standards for reporting of amounts reclassified out of accumulated other comprehensive income. Under this standard, entities are required to disclose additional information with respect to changes in accumulated other comprehensive income (“AOCI”) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income (for example, unrealized gains or losses on available for sale marketable securities) as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, disclosure in one location is required, based upon each specific AOCI component, of the amounts impacting individual income statement line items. Disclosure of the income statement line item impacts are required only for components of AOCI reclassified into income in their entirety. Therefore, disclosures of the income statement line items affected by AOCI components such as net periodic benefit costs are not included. The disclosures required with respect to income statement line item impacts are made in either the notes to the consolidated financial statements or parenthetically on the face of the financial statements. The Company applied these new accounting standards effective beginning April 1, 2013. Since this standard only impacts presentation and disclosure requirements, its adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Recently issued accounting pronouncements: In May 2014, the FASB and the IASB issued a new joint revenue recognition standard that supersedes nearly all US GAAP guidance on revenue recognition. The core principle of the standard is that revenue recognition should depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for the Company for the fiscal year beginning April 1, 2017 and the effects of the standard on the Company's financial statements are not known at this time.

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

Generally, products that have existed in inventory for 12 months with no usage and that have no current demand or no expected demand, will be considered obsolete and fully reserved. Obsolete inventory approved for disposal is written-off against the reserve. Market conditions surrounding products are also considered periodically to determine if there are any net realizable valuation matters, which would require a write-down of any related inventories. If market or technological conditions change, it may be necessary for additional inventory reserves and write-downs, which would be accounted for in the period of change. The level of inventory reserves reflects the nature of the industry whereby technological and other changes, such as customer buying requirements, result in impairment of inventory. In the case of products which have been written down below cost at any given reporting period, such reduced amount is to be considered the new cost basis for subsequent accounting purposes. Cash flows from the purchase and sale of inventory are included in cash flows from operating activities.

Goodwill Impairment: Goodwill represents the excess of the aggregate purchase price over the fair value of the net identifiable assets acquired in a purchase business combination.

Management assesses goodwill for impairment at the reporting unit level on an annual basis at fiscal year-end or more frequently under certain circumstances. Our sensor business is the Company’s one reporting segment and sole reporting unit. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared to its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit, and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using the implied fair value approach or a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed and goodwill is not impaired.

In evaluating goodwill for impairment, the fair value of the Company’s reporting unit was determined using the implied fair value approach for fiscal years ended March 31, 2014, 2013 and 2012. The implied fair value approach consists of comparing the Company’s market capitalization to the Company’s book value, and if the market capitalization exceeds book value, there is no impairment of goodwill. Based on our analyses and the applicable guidelines, there was no impairment of the Company’s goodwill at March 31, 2014, 2013, and 2012.

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

There were no indicators of potential impairment in 2014 and 2013 requiring impairment charges, except for that relating to the asset held for sale, as detailed in Note 13 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Share-Based Payments: The Company has six active share-based compensation plans, which are more fully described in Note 12 to the Consolidated Financial Statements of the Company in this Annual Report on Form 10-K.

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

Fiscal Year Ended March 31, 2014 Compared To Fiscal Year Ended March 31, 2013

Analysis of Consolidated Statement of Operations: The following is a discussion and analysis of the Company’s consolidated statement of operations in comparing fiscal 2014 to fiscal 2013. For further details regarding certain trends and expectations, please refer to the Executive Summary and Trend sections earlier in “Item 7. Management Discussion and Analysis” of our Form 10-K.

The following table sets forth certain items from operations in our consolidated statements of operations for the years ended March 31, 2014 and 2013, respectively:

	Years ended March 31,			Percent
	2014	2013	Change	Change
Net sales	$412,665	$346,968	$65,697	18.9
Cost of goods sold	240,739	204,879	35,860	17.5
Gross profit	171,926	142,089	29,837	21.0
Operating expenses:
Selling, general, and administrative	103,904	87,686	16,218	18.5
Non-cash equity based compensation	7,374	4,733	2,641	55.8
Amortization of acquired intangibles and deferred financing costs	9,632	8,360	1,272	15.2
Restructuring costs	984	758	226	29.8
Total selling, general and administrative expenses	121,894	101,537	20,357	20.0
Operating income	50,032	40,552	9,480	23.4
Interest expense, net	3,213	2,693	520	19.3
Foreign currency exchange loss	1,137	(110)	1,247	(1,133.6)
Equity income in unconsolidated joint venture	(676)	(656)	(20)	3.0
Impairment of asset held for sale	-	489	(489)	(100.0)
Acquisition earn-out contingency adjustment	(1,161)	(4,384)	3,223	(73.5)
Other income	(510)	(19)	(491)	2,584.2
Income before income taxes	48,029	42,539	5,490	12.9
Income tax expense	10,274	8,346	1,928	23.1
Net income	$37,755	$34,193	3,562	10.4

As part of our discussion and analysis, the following table summarizes certain items in our consolidated statements of income as a percentage of net sales:

	Years ended March 31 ,
	2014	2013	Change
Net sales	100.0%	100.0%	-
Cost of goods sold	58.3%	59.0%	(0.7)
Gross profit	41.7%	41.0%	0.7
Operating expenses:
Selling, general, and administrative	25.2%	25.3%	(0.1)
Non-cash equity based compensation	1.8%	1.4%	0.4
Amortization of acquired intangibles and deferred financing costs	2.3%	2.4%	(0.1)
Restructuring costs	0.2%	0.2%	-
Total selling, general and administrative expenses	29.5%	29.3%	0.2
Operating income	12.1%	11.7%	0.4
Interest expense, net	0.8%	0.8%	-
Foreign currency exchange gain	0.3%	0.0%	0.3
Equity income in unconsolidated joint venture	-0.2%	-0.2%	-
Impairment of asset held for sale	0.0%	0.1%	(0.1)
Acquisition earn-out contingency adjustment	-0.3%	-1.3%	1.0
Other income	-0.1%	0.0%	(0.1)
Income before income taxes	11.6%	12.3%	(0.7)
Income tax expense	2.5%	2.4%	0.1
Net income	9.1%	9.9%	(0.8)

Net sales: For the year ended March 31, 2014, net sales totaled a record $412,665, and represented an increase of $65,697 or 18.9% over the corresponding period last year. Organic sales, defined as net sales excluding sales attributed to the RTD, Spectrum and Sensotherm acquisitions of $42,334 for the year ended March 31, 2014 and $7,840 in sales for RTD for the year ended March 31, 2013, increased $31,203 or 9.2%. Sales increased in most sensor product lines, except Sensata, with the largest increases in sales in the pressure/force, humidity, temperature and optical product lines. The overall increase in organic sales is mainly due to new sales from broader product adoptions and new programs.

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

Also contributing to the increase in sales was a translation increase in sales resulting from changes in foreign currency exchange rates. If the average U.S. dollar / Euro exchange rate had not changed during year ended March 31, 2014 as compared to the year ended March 31, 2013, the Company’s net sales would have been lower by approximately $3,465. Since a portion of the Company’s sales are denominated in Euros and translated into U.S. dollars, there can be a translation decrease or a translation increase in the Company’s net sales depending on changes in exchange rates. The U.S. dollar depreciated relative to the Euro in comparing average exchange rates for the twelve months ended March 31, 2014 to the twelve months ended March 31, 2013. For example, €1,000 is translated to $1,340 based on the twelve month average exchange rate ending March 31, 2014, but the same €1,000 is translated to $1,287 using the twelve month average exchange rate ending March 31, 2013.

Gross margin: Gross margin (gross profit as a percent of net sales) increased to approximately 41.7% from approximately 41.0%. The increase in gross margin is mainly due to higher sales and improved product sales mix, partially offset by the appreciation of the RMB from 2013 to 2014. In comparing the year ended March 31, 2014 to the corresponding period last year, the RMB appreciated approximately 2.4% relative to the U.S. dollar. This translates to an annualized decrease in profits of approximately $968 based on an estimate decrease in our operating income of approximately $4,034 for every 10% appreciation of the RMB against the U.S. dollar. Since mid-February 2014, the RMB has depreciated by approximately 1%. There are indications the trend of the RMB depreciating may continue in the near term, though there is no way to predict whether the RMB will appreciate or depreciate, or by how much.

On a continuing basis, our gross margin may vary due to product mix, sales volume, availability and cost of raw materials, foreign currency exchange rates, and other factors.

Selling, general and administrative: Overall, total selling, general and administrative (“SG&A”) expenses increased $20,357 or 20.0% to $121,894. Organic SG&A costs, defined as total SG&A excluding SG&A costs associated with the RTD, Spectrum and Sensotherm acquisitions of $9,884 for the year ended March 31, 2014 and $1,974 in SG&A costs associated with RTD for the year ended March 31, 2013, increased $12,447 or 12.5%. The increase in organic SG&A mainly reflects the increases in research and development costs, compensation costs, restructuring charges associated with facility consolidations and professional fees tied to acquisitions. The increase in research and development costs is mostly due to the Company’s continued investment in new programs. The increase in compensation costs, including non-cash equity based compensation, mainly reflects higher headcount, compensation and bonus levels as part of the Company’s overall growth and increased profitability. The Company incurred approximately $965 and $401 in professional fees during year ended March 31, 2014 and 2013, respectively, associated with acquisition related activities.

Total SG&A expenses as a percent of net sales for the year ended March 31, 2014 was approximately 29.5%, as compared to 29.3% for the corresponding period last year.

Non-cash equity based compensation: Non-cash equity based compensation increased $2,641 to $7,374. The increase in non-cash equity based compensation is mainly because of the higher estimated fair value of the recent stock awards, which primarily reflects the increase in the Company’s stock price. Additionally, approximately $248 of the non-cash equity based compensation relates to awards for retention as part of the Company’s restructuring of the U.S. operations. During the year ended March 31, 2014 and 2013, the Company awarded 396,995 and 424,186, respectively, stock options and restricted stock units with an estimated fair value of $17,708 and $7,920, respectively. Total compensation cost, net of expected forfeitures, related to share based payments not yet recognized totaled $10,738 at March 31, 2014, which is expected to be recognized over a weighted average period of approximately 1.1 years.

Amortization of acquired intangible assets and deferred financing costs: Amortization of acquired intangible assets and deferred financing costs increased $1,272 to $9,632, as compared to $8,360 the same period last year. The increase in amortization expense is mainly because of the acquisitions of RTD, Spectrum and Sensotherm.

Restructuring costs: As part of the Company’s ongoing efforts to review our business for opportunities to reduce operating expenses and leverage core competencies, the Company continually evaluates various workforce reductions and facility consolidations. The Company has substantially completed the consolidation of all of the Company’s manufacturing operations in Scotland to other MEAS sites in fiscal 2014. Also in 2014, the Company fully transitioned its Juarez, Mexico facility, a shared facility with API, to our manufacturing sites in China.  Additionally, the Company started to implement the consolidation of the U.S. operations in Dayton, Ohio, St. Marys, Pennsylvania, Shrewsbury, Massachusetts and Ham Lake, Minnesota to a new greenfield facility in Andover, Minnesota (“U.S. Restructuring”), which was announced to employees in February 2014. These and other such restructurings include initiatives designed to centralize certain operating activities and improve capital utilization, and are expected to, among other things, improve operational efficiencies and performance. The U.S. Restructuring costs will include equipment transfers, retention and relocation, severance, termination of benefits and other related activities, in addition to possible contract termination costs, which will be reported in the statement of operations costs. A portion of the retention costs are share-based awards and are reported with non-cash equity based compensation and not included in the reported restructuring costs. U.S. Restructuring costs are expected to be roughly $2,500 to $3,000 and annual savings resulting from U.S. consolidation are expected to be roughly $2,000 to $2,500. We will begin moving production later in calendar year 2014 and expect to complete all transfers and facility closures by the end of calendar year 2015.

During the year ended March 31, 2014, the Company incurred approximately $895 for restructuring costs related to the facility closure in Scotland. During the year ended March 31, 2014, the Company incurred $248 of equity-based retention costs for the U.S. Restructuring. At March 31, 2014, the liability recorded for the U.S. Restructuring was $84. For further details concerning restructurings, please refer to Note 13 to the Consolidated Financial Statements. The prior year restructuring related to the consolidation of the Company’s Cosense acquisition from New York to Virginia.

Interest expense, net: Interest expense increased $520 to $3,213 from $2,693. The increase in interest expense is primarily due to the increase in average outstanding debt. Total average outstanding debt increased to approximately $134,395 for the year ended March 31, 2014 as compared to $105,486 for the same period last year, mainly reflecting additional borrowing to fund acquisitions. The Company’s weighted average interest rate was approximately 2.4% for the year ended March 31, 2014, as compared to 2.6% during the same period last year.

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

The increase in the foreign currency exchange loss is mainly due to the foreign currency exchange losses recorded with the unfavorable fluctuations of the European currencies relative to the U.S. dollar with the Company’s European operations and the fluctuation of the RMB relative to the U.S. dollar with the Company’s operations in China. The Company does not hedge the U.S. dollar net asset exposures of the Company’s European and Asian operations with forward contracts or other derivatives, because the U.S. dollar is the Company’s reporting and primary functional currency. The Company does hedge a portion of the Company’s short-position in RMB (more expenses denominated in RMB than sales denominated in RMB) with forward exchange contracts. Since these derivatives are not designated as hedges for accounting purposes, the Company does not apply hedge accounting with these foreign currency exchange contracts and changes in their fair value are recorded in the results of operations. During fiscal 2013, the changes in the fair value of these derivatives were gains because the RMB had appreciated, but during fiscal 2014, the changes in the fair value of these contracts were losses since the RMB has recently depreciated, as detailed in Note 6 to the Consolidated Financial Statements. The Company continues to be impacted by volatility in foreign currency exchange rates, including the impact of the fluctuation of the U.S. dollar relative to the Euro, Swiss franc and British pound, as well as the appreciation of the RMB relative to the U.S. dollar.

Impairment of asset held for sale: During the year ended March 31, 2013, the Company determined there were triggering events requiring an impairment analysis for asset held for sale for which the Company recorded impairment charges of $489. There were no such triggering events during the year ended March 31, 2014. The Company sold the asset held for sale on September 23, 2013 for $1,000, consisting of $181 in cash, net of $69 in costs to sell, and a $750 promissory note. The carrying value of this asset group was $940 and approximated fair value less cost to sell.

Acquisition earn-out contingency adjustment: Acquisition earn-out contingency adjustment represents the impact of change in the estimated fair value of acquisition earn-outs. The fair value of acquisition earn-out contingencies is based on expectations and other such estimates related to the specific earn-out target, all of which are subject to modification with changing circumstances until the contingency is resolved. The fair value of acquisition earn-out contingencies prior to resolution is determined using a modeling technique with significant unobservable inputs calculated using a probability-weighted approach. Key assumptions include discount rates for present value factor, which are based on industry specific weighted average cost of capital, adjusted for, among other things, time and risk, as well as forecasted annual earnings before interest, taxes, depreciation and amortization and forecasted annual revenues over the life of the earn-outs. Adjustments to the fair value of earn-outs are recorded to earnings with that portion of the adjustment relating to the time value of money as interest expense and the non-interest portion of the change in earn-outs as a separate non-operating item in the statement of operations. During the year ended March 31, 2013, as a result of the assessment of actual and projected earnings and sales scenarios, the Company determined that Eureka’s earnings and Gentech’s sales were expected to be below originally estimated earn-out levels. The Company recorded fair value adjustments of $2,191 and £1,387 or approximately $2,193 decreasing the acquisition earn-out liabilities for Eureka and Gentech, respectively, during the year ended March 31, 2013. During the year ended March 31, 2014, the Company determined that RTD’s projected sales were below originally estimated earn-out levels and recorded a fair value adjustment of $1,161 to reflect no acquisition earn-out liability for RTD.

Other income: Other income consists of various non-operating items, including sales of tooling and other miscellaneous income and expense items. The increase in other income mainly reflects local Chinese government incentives provided to the Company’s subsidiary in China during the current year. These subsidies were not provided to the Company last year and such subsidies may not recur in future periods, as these incentives depend on a number of factors, including the annual approval and funding of such programs by the local Shenzhen government.

Income Taxes: Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in the Company’s financial statements. The Company records the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.

The Company’s effective tax rate (“ETR”) can be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities, the results of audits and examinations of previously filed tax returns, the implementation of tax planning strategies and changes in tax laws. As detailed in Note 10 to the Consolidated financial statements of the Company in this Annual Report on Form 10-K, the Company’s effective tax rate for 2014 differs from the United States federal statutory rate of 35% is primarily a result of lower effective tax rates on certain earnings from operations outside of the United States. No provisions for United States income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States.

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

Income tax expense for the year ended March 31, 2014 increased $1,928 to $10,274 from $8,346 last year. The increase in income tax expense is primarily due to the generation of higher profits before taxes during the current period, partially offset by discrete income tax adjustments.

The Company’s overall effective tax rate (income tax expense divided by income before income taxes) for the year ended March 31, 2014 was approximately 21%, as compared to approximately 20% the same period last year.

The Company recorded the following discrete income tax adjustments during the twelve months ended March 31, 2014, resulting in a net income tax credit adjustment of approximately $911, as compared to a $1,396 discrete income tax credit adjustments during the prior year.

During the three months ended March 31, 2014, the Company recorded discrete income tax credits of approximately $358, of which $200 pertained to the revaluation of deferred tax liabilities for a reduction in the applicable tax rate with certain intangible assets and $158 tax benefit from equity base compensation deduction. During the three months ended December 31, 2013, the Company recorded a discrete income tax credit of approximately $191, of which $170 related to the refinement of estimates between the 2013 year tax provision and tax returns. During the three months ended September 30, 2013, the Company recorded discrete income tax credit adjustments of approximately $149 related to a tax law change reducing the tax rate in the United Kingdom. During the three months ended June 30, 2013, the Company recorded discrete income tax credit adjustments of approximately $213, which included a $156 release of a liability related to an uncertain tax position in Switzerland, $32 for equity compensation benefit and $25 U.S. state tax credit.

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

	Years ended March 31 ,
	2013	2012	Change
Net sales	100.0%	100.0%	-
Cost of goods sold	59.0%	59.8%	(0.8)
Gross profit	41.0%	40.2%	0.8
Operating expenses:
Selling, general, and administrative	25.3%	24.8%	0.5
Non-cash equity based compensation	1.4%	1.4%	-
Amortization of acquired intangibles and deferred financing costs	2.4%	2.6%	(0.2)
Restructuring costs	0.2%	0.0%	0.2
Total selling, general and administrative expenses	29.3%	28.7%	0.6
Operating income	11.7%	11.5%	0.2
Interest expense, net	0.8%	0.8%	(0.0)
Foreign currency exchange gain	0.0%	-0.1%	0.1
Equity income in unconsolidated joint venture	-0.2%	-0.3%	0.1
Impairment of asset held for sale	0.1%	0.1%	-
Acquisition earn-out contingency adjustment	-1.3%	0.0%	(1.3)
Other expense	0.0%	0.0%	-
Income before income taxes	12.3%	10.8%	1.5
Income tax expense	2.4%	2.0%	0.4
Net income	9.9%	8.8%	1.1

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

Partially offsetting the increase in sales is the translation decrease in sales resulting from changes in foreign currency exchange rates. If the average U.S. dollar / Euro exchange rate had not changed during the twelve months ended March 31, 2012 as compared to the twelve months ended March 31, 2012, the Company’s organic net sales would have been higher by approximately $5,265. Since a portion of the Company’s sales are denominated in Euros and translated into U.S. dollars, there can be a translation decrease or a translation increase in the Company’s net sales depending on changes in exchange rates. The U.S. dollar appreciated relative to the Euro in comparing average exchange rates for the twelve months ended March 31, 2013 to the twelve months ended March 31, 2012. For example, €1,000 is translated to $1,287 based on the twelve month weighted average exchange rate ended March 31, 2013, but the same €1,000 is translated to $1,383 using the twelve month average exchange rate ended March 31, 2012.

Gross margin: Gross margin (gross profit as a percent of net sales) increased to approximately 41.0% from approximately 40.2%. The increase in gross margin is mainly due to, among other factors, improved product sales mix and lower scrap, partially offset by increases in direct labor costs and the appreciation of the RMB. The Company sold a larger proportion of products with higher gross margins as compared to the prior year, mainly reflecting the increase in sales from acquisitions and the decline in the proportionate level of sales to Sensata. In comparing fiscal 2013 to 2012, the RMB appreciated approximately 0.7% relative to the U.S. dollar. This translates to an annualized decrease in profits of approximately $266 based on an estimate decrease in our operating income of approximately 3,805 for every 10% appreciation of the RMB against the U.S. dollar.

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

Acquisition earn-out contingency gain: The fair value of acquisition earn-out contingencies is based on expectations and other such estimates related to the specific earn-out target, all of which are subject to modification with changing circumstances until the contingency is resolved. The fair value of acquisition earn-out contingencies is determined using a modeling technique with significant unobservable inputs calculated using a probability-weighted income approach. Key assumptions include discount rates for present value factor, which are based on industry specific weighted average cost of capital, adjusted for, among other things, time and risk, as well as forecasted annual earnings before interest, taxes, depreciation and amortization and forecasted annual revenues over the life of the earn-outs. Adjustments to the fair value of earn-outs are recorded to earnings with that portion of the adjustment relating to the time value of money as interest expense and the non-interest portion of the change in earn-outs as a separate non-operating item in the statement of operations. As a result of the assessment of actual and projected earnings and sales scenarios, the Company determined that Eureka’s earnings and Gentech’s sales were expected not to reach estimated earn-out levels. Accordingly, the Company recorded fair value adjustments totaling $2,191 and £1,387, or approximately $2,193, respectively, eliminating the acquisition earn-out liabilities for Eureka and Gentech, and recognized the adjustments in the Consolidated Statements of Operations.

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

Income tax expense for the year ended March 31, 2013 increased $2,193 to $8,346 from $6,153 in fiscal 2012. The increase in income tax expense is primarily due to the increase in taxable income and the overall increase in the Company’s ETR, as well as the impact of discrete income adjustments.

The Company’s overall ETR (income tax expense divided by income before income taxes) for the year ended March 31, 2013 was approximately 20%, as compared to approximately 18% in fiscal 2012. The increase in the overall ETR without discrete adjustments mainly reflects a higher proportion of taxable income in tax jurisdictions with higher tax rates, including the U.S.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $49,964 at March 31, 2014, an increase of $13,936 as compared to March 31, 2013, reflecting, among other factors, changes in cash flows generated from operating activities, borrowings from the Company’s revolver and proceeds from exercise of stock options, which were partially offset by cash used in the share buy-back and investing activities for acquisitions, capital expenditures and debt payments. Additionally, higher cash balances are also due in part to cash retained in Europe to fund the Wema acquisition.

The following compares the primary categories of the consolidated statement of cash flows for the year ended March 31, 2014 and 2013:

	Year ended March 31,
	2014	2013	Change
Net cash provided by operating activities	$58,930	$47,706	$11,224
Net cash used in investing activities	(75,217)	(41,056)	(34,161)
Net cash provided by financing activities	28,505	(2,745)	31,250
Effect of exchange rate changes on cash	1,718	(602)	2,320
Net change in cash and cash equivalents	$13,936	$3,303	$10,633

A key source of the Company’s liquidity is its ability to generate positive operating cash flows. Cash flows provided by operating activities increased $11,224 to $58,930. The increase in operating cash flows is mainly due to the $8,766 increase in net income plus depreciation, amortization and non-cash equity based compensation and the $506 increase in cash flows from operating working capital (net changes in trade accounts receivable, inventory and accounts payable). In comparing cash flows generated from operating working capital for the year ended March 31, 2014 to the corresponding period last year, the largest drivers of the increase in cash flows from operating working capital were the favorable trends with trade receivables and trade payables, partially offset by the unfavorable fluctuations in inventory. The current period net change in accounts receivable was an increase or use of cash flows of $3,796, as compared to an increase or a use of cash flows of $5,023 last year. The favorable change in the fluctuation in trade receivables during the current year as compared to last year mainly reflects the overall improvement in number of days sales outstanding (DSO) due to continued emphasis on improving collections. DSO was approximately 56 days as compared to 57 days last year. DSO is a non-GAAP financial measure and is calculated as follows: ((trade receivables/respective quarter net sales annualized)*360) or (($65,451 / ($104,865 X 4))*360). Operating cash flows from accounts payable fluctuated favorably by $7,305, reflecting, among other factors, overall efforts to manage payments to vendors. The net increases in inventory or use of cash flow was $5,236, as compared to a decrease or source of cash of $2,790 last year. The higher inventory balances reflect, among other factors, the decrease in the number of inventory turns to 3.6 from 3.8 with the build-up of inventory levels to support the overall growth in sales for new programs and broader product adoptions. The number of inventory turns is a non-GAAP financial measure and is calculated as follows: (respective quarterly cost of goods sold annualized / inventory) or (($61,198 X 4) / $68,280). Cash outflows for income taxes decreased by $3,573 mainly due to the timing of estimated U.S. tax payments.

Net cash used in investing activities for the year ended March 31, 2014 was $75,217 as compared to $41,056 last year. The increase in cash used in investing activities mainly reflects the higher purchase price and cash outlays for the acquisitions of Spectrum and Sensotherm during the year ended March 31, 2014, as compared to the acquisitions of Cosense and RTD during the year ended March 31, 2013. Capital expenditures primarily consist of the purchase of equipment for the manufacturing of new products and programs, as well as capital additions related to the new manufacturing facility in China.

Net cash provided by financing activities for the year ended March 31, 2014 totaled $28,505, as compared to $2,745 in net cash used in financing activities the same period last year. The Company’s credit facilities are mainly utilized to fund acquisitions. The Company purchased in 2014 and 2013 approximately $9,753 and $7,000, respectively, of the Company’s common stock under share buy-back plans. Additionally, the Company received proceeds from the exercise of stock options and the related excess tax benefit from the exercise of stock options. Proceeds from the exercise of stock options totaled $10,417 and $7,790 for the year ended March 31, 2014 and 2013, respectively. The increase in proceeds from the exercise of stock options mainly reflects the higher amount of options exercised largely due to the increase in the Company’s stock price.

The effect of exchange rate changes on cash is the translation decrease or increase in cash due to the fluctuation of foreign currency exchange rates. The increase in cash for the current year impact of exchange rate changes is primarily due to the fluctuation of the U.S. dollar relative to the Euro and the higher cash balances in Europe.

Long-term debt and revolver: The Senior Secured Credit Facility, as amended, consists of a $185,000 revolving credit facility (the "Revolving Credit Facility") with a $75,000 accordion feature enabling expansion of the Revolving Credit Facility to $260,000 and matures on November 8, 2016. Refer to Note 7 of the Consolidated Financial Statement included in this Annual Report on Form 10-K for details concerning the Company’s long-term debt, revolver and other credit facilities. The Company was in compliance with its debt covenants at March 31, 2014.

LIQUIDITY: Management assesses the Company’s liquidity in terms of available cash, our ability to generate cash and our ability to borrow to fund operating, investing and financing activities. The Company continues to generate cash from operating activities, and the Company remains in a positive financial position with availability under credit facilities. The Company will continue to have cash requirements to support working capital needs, capital expenditures and to pay interest and service debt. One of the Company’s known cash requirements is for capital expenditure commitments related to the construction of the new facilities in Chengdu, China and Andover, Minnesota. The Chengdu facility is expected to be built through fiscal 2016 at a cost of approximately $6,000, excluding land and VAT, of which approximately $4,962 has been incurred to date. The Andover facility is expected to be built through fiscal 2016 at a cost of approximately $4,000 to $5,000, of which approximately $100 has been incurred to date. As part of the transition to the new facilities, the Company expects to temporarily increase certain inventory levels. Additionally, as part of the Company’s ongoing efforts to review our business for opportunities to reduce operating expenses and leverage core competencies, the Company has substantially completed the consolidation all of the Company’s manufacturing operations in Scotland to other MEAS sites and the Company has started to implement the restructuring to consolidate its U.S. operations in Dayton, Ohio, St. Marys, Pennsylvania, Shrewsbury, Massachusetts and Ham Lake, Minnesota to a new greenfield facility in Andover, Minnesota. Refer to Note 13 to the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K for further details concerning restructurings. The Company has an active share buy-back plan of which approximately $248 of shares may still be purchased periodically under the publically announced plan. We believe the Company’s financial position, generation of cash and the existing credit facility, in addition to the potential to refinance or obtain additional financing will be sufficient to meet funding of day-to-day and material short and long-term commitments for the foreseeable future.

At March 31, 2014, we had approximately $49,964 of available cash and approximately $80,000 of borrowing capacity. This cash balance includes cash of $10,366 in China, which is subject to certain restrictions on the transfer to another country because of currency control regulations. Additionally, the Company had approximately $32,494 of cash (of which approximately $14,226 was in France, $984 in Germany, $7,045 in Ireland, $6,647 in Switzerland and $3,592 in Scotland) in Europe at March 31, 2014. The Company had $1,744 of cash in Hong Kong. The Company’s cash balances are generated and held in numerous locations throughout the world, including substantial amounts held outside the United States. Cash balances of approximately $44,604 are held outside the United States and could be repatriated to the United States, but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted or prohibited by local laws. Where local restrictions prevent an efficient intra-company transfer of funds, the Company’s intent is that cash balances would remain in the foreign country and it would meet United States liquidity needs through ongoing cash flows, external borrowings, or both. Additionally, the Company makes an election regarding the amount of earnings intended for indefinite reinvestment. No provision for U.S. income taxes has been made with respect to earnings that are planned to be reinvested indefinitely outside the U.S. and the amount of U.S. income taxes is not readily determinable given the various tax planning alternatives the Company could employ if these earnings were repatriated. The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed. Wherever possible, cash management is centralized and intra-company financing is used to provide working capital to the Company’s operations.

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

The Company’s Board of Directors has approved over the years a number of repurchase programs authorizing the buy-back of the Company’s common stock. The Company had a $10,000 share buy-back program in 2014 for which the Company purchased $9,752 in the Company’s stock and the Company may purchase approximately $248 more in the Company’s stock. The repurchase of the Company’s common stock is restricted by our Senior Secured Credit Agreement. As permitted by Amendment 1 dated May 4, 2011 under our Senior Secured Credit Agreement, payments by the Company related to stock buy-backs may not exceed the amount of proceeds received by the Company from the exercise of stock options up to a cumulative amount of $60,000. Since April 1, 2010, the Company has made to date cumulative share buy-back payments totaling $30,753 and received cumulative proceeds from the exercise of stock options of approximately $38,613. In accordance with our bylaws as a New Jersey corporation, repurchased shares revert to authorized but unissued status.

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

AGGREGATE CONTRACTUAL OBLIGATIONS: As of March 31, 2014, the Company’s contractual obligations, including payments due by period, are as follows:

Contractual Obligations:	Payment due by period
	Total	1 year	2-3 years	4-5 years	> 5 years
Long-term debt obligations	$125,138	$138	$115,000	$10,000	$-
Interest obligation on long-term debt	8,864	2,957	5,671	236	-
Capital lease obligations	514	239	275	-	-
Operating lease obligations	15,537	4,095	4,886	2,705	3,851
Purchase obligations	12,691	11,556	740	395	-
Health care self-insurance liability	505	505	-	-	-
Other long-term obligations*	6,156	2,456	1,643	630	1,427
Total	$169,405	$21,946	$128,215	$13,966	$5,278

* Other long-term obligations on the Company’s balance sheet under GAAP include obligations under warranty polices, foreign currency contracts, contractual obligations related to the construction of new facilities, pension and tax liabilities. The timing of cash flows associated with these obligations is based upon management’s estimate over the terms of these arrangements and are largely based on historical experience.

The above contractual obligation table excludes certain contractual obligations, such as possible severance payments to certain executives, since these contractual commitments are not accrued as liabilities at March 31, 2014 or are otherwise indeterminable. These contractual obligations are accrued as liabilities when the respective contingencies are determinable.

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

Interest Rate Risk: Under our term and revolving credit facilities, we are exposed to a certain level of interest rate risk. Interest on the principal amount of our borrowings under our revolving credit facility loan accrue at a rate based on either a LIBOR or EURIBOR based rate plus a margin or at an Indexed (prime based) Rate plus a margin. The LIBOR, EURIBOR or Index Rate is at our election. Our results will be adversely affected by any increase in interest rates. For example, based on the $105,000 of total debt outstanding under the revolver credit facility at March 31, 2014, an annual interest rate increase of 10 percent would increase interest expense and decrease our pre-tax profitability by $10,500. Interest on the principal amounts of our borrowings under our term loans accrue at fixed rates. If interest rates decline, the Company would not be able to benefit from the lower rates on our long-term debt. We do not currently hedge our interest rate exposure.

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

Foreign Currency Exchange Rate Risk: Foreign currency exchange rate risk arises from the Company’s investments in subsidiaries owned and operated in foreign countries, as well as from transactions in currencies other than the business’ functional currency. The effect of a change in currency exchange rates on the Company’s net investment in international subsidiaries is reflected in the “accumulated other comprehensive income” component of stockholders’ equity. A 10% appreciation in major currencies relative to the U.S. dollar at March 31, 2014 would result in a reduction of stockholders’ equity of approximately $21,039. The effect of a change in currency exchange rates from transactions in currencies other than the business’ functional currency is reflected in “foreign currency exchange gain or loss.” The Company’s primary transactional foreign currency exposures relate to the U.S. dollar relative to the RMB, Euro, Swiss franc and British pound. A 10 percent appreciation of the RMB, British pound, Euro and Swiss franc relative to the U.S. dollar for the Company’s net U.S. dollar exposure in those currencies at March 31, 2014, would result in foreign currency losses of approximately $23, $2,675, $139 and $409 with the RMB, Euro, British pound and Swiss Franc, respectively.

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

During 2014, the RMB appreciated approximately 1.8% relative to the U.S. dollar. The RMB appreciated approximately 0.7% and 3.6% during 2013 and 2012, respectively. However, since mid-February 2014, the RMB has depreciated by approximately 1%. There are indications the trend of the RMB depreciating may continue in the near term, though there is no way to predict whether the RMB will appreciate or depreciate, or by how much. The Chinese government no longer pegs the RMB to the US dollar, but established a currency policy letting the RMB trade in a narrow band against a basket of currencies. The Company has more expenses denominated in RMB than sales denominated in RMB (i.e., short RMB position), and as such, when the U.S. dollar weakens relative to the RMB, our operating profits decrease. Based on our net exposure of RMB to U.S. dollars for the fiscal year ended March 31, 2014 and forecast information for fiscal 2015, we estimate an annualized negative operating income impact of approximately $4,034 for every 10 percent appreciation in RMB against the U.S. dollar (assuming no price increases passed to customers, and no associated cost increases or currency hedging). We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

Fluctuations in the value of the Hong Kong dollar have not been significant since October 17, 1983, when the Hong Kong government tied the value of the Hong Kong dollar to that of the U.S. dollar. However, there can be no assurance that the value of the Hong Kong dollar will continue to be tied to that of the U.S. dollar.

The Company’s French, Irish and German subsidiaries have more expense denominated in Euros than sales denominated in Euros and the Company’s Swiss subsidiary has more expenses denominated in Swiss francs than sales denominated in Swiss francs. As such, if the U.S. dollar weakens relative to the Euro and Swiss franc, our operating profits decrease in France, Ireland, Germany and Switzerland. Based on the net exposures of Euros and Swiss francs to the U.S. dollars for the fiscal year ended March 31, 2014, we estimate an annualized negative operating income impact of approximately $308 and $434 for every 10 percent appreciation in the Euro and Swiss franc, respectively, relative to the U.S. dollar (assuming no price increases passed to customers, and associated cost increases or currency hedging).

The Company has entered into a number of foreign currency exchange contracts in China in an attempt to hedge the Company’s exposure to the RMB. The RMB/U.S. dollar currency contracts have gross notional amounts totaling $24,200 with exercise dates through June 30, 2015 at an average exchange rate of 0.1618 (RMB to U.S. dollar conversion rate). With these RMB/U.S. dollar contracts, for every 10 percent depreciation of the RMB or a 10 percent appreciation of the RMB, the Company would be exposed to an additional fx gains and losses, respectively, of approximately $2,420. Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in the results of operations, not in other comprehensive income.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Effectiveness of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer with the participation of management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

In reliance on guidance set forth in Question 3 of a “Frequently Asked Questions” interpretative release issued by the Staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance in September 2004, as revised on September 24, 2007, regarding Securities Exchange Act Release No. 34-47986, Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting excluded the evaluation of internal controls for the Company’s recent acquisitions of Spectrum Sensors and Controls, Inc. (“Spectrum”), and Sensotherm Temperaturesensorik GmbH and Secon Kft. (collectively “Sensotherm”). The reason for these exclusions is that it was not possible for management to conduct an assessment of internal control over financial reporting in the period between the date the acquisition was completed and the date of management’s assessment.  Accordingly, management excluded Spectrum and Sensotherm from its assessment of changes to internal control over financial reporting during the year ended March 31, 2014.  At March 31, 2014, Spectrum represented approximately 10% of total assets, and approximately 6% of net sales for the year then ended. At March 31, 2014, Sensotherm represented approximately 2% of total assets, and less than 1% of net sales for the year then ended. Spectrum and Sensotherm will be included in management’s assessment of the effectiveness of internal control over financial reporting starting no later than the annual assessment for the fiscal year beginning April 1, 2014.

Exclusive of recent acquisitions, our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2014.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal controls over financial reporting as of March 31, 2014, as stated in their report which appears below.

(c) Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Measurement Specialties, Inc.:

We have audited Measurement Specialties, Inc.’s and subsidiaries’ (“Measurement Specialties”) internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Measurement Specialties’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls for Spectrum Sensors and Controls, Inc. (“Spectrum”), and Sensotherm Temperaturesensorik GmbH and Secon Kft. (collectively “Sensotherm”), which are included in the 2014 consolidated financial statements of Measurement Specialties. Spectrum and Sensotherm constituted 10% and 2% of total assets, respectively, as of March 31, 2014, and 6% and 1% of revenue, respectively, and 5% and 0.4% of net income, respectively, for the year then ended. Our audit of internal controls over financial reporting of Measurement Specialties also did not include an evaluation of the internal control over financial reporting of Spectrum and Sensotherm.

In our opinion, Measurement Specialties maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Measurement Specialties as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2014, and our report dated June 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

June 3, 2014

 (d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Apart from certain information concerning our Code of Conduct which is set forth below, other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 18, 2014, including the information set forth under the captions “Election of Directors”, “Committees of the Board of Directors”, and “Executive Officers”, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2014.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 18, 2014, including the information set forth under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation”, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of March 31, 2014:

Equity Compensation Plan Information

For the Year Ended March 31, 2014:

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, RESTRICTED STOCK UNITS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, RESTRICTED STOCK UNITS, WARRANTS AND RIGHTS	NUMBER OF SHARES REMAINING FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN(A))
EQUITY COMPENSATION PLANS APPROVED BY SECURITY HOLDERS	2,088,098	$26.22	730,155

EMPLOYEE STOCK PURCHASE PLAN	3,056	52.25	183,239

	2,091,154	$26.26	913,394

The other information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 18, 2014, including the information set forth under the caption “Beneficial Ownership of Measurement Specialties Common Stock.”

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 18, 2014, including the information set forth under the captions “Executive Agreements and Related Transactions”, “Committees of the Board of Directors” and “Election of Directors” which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2014.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our annual meeting of shareholders to be held on or about September 18, 2014, including the information set forth under the caption “Fees Paid to Our Independent Registered Public Accounting Firm”, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended March 31, 2014.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Consolidated financial statements and schedules are filed at the end of this report, beginning on page F-l.
2.	Other schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
3.	See Exhibit Index following this Annual Report on Form 10-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Measurement Specialties, Inc.

By:	/s/ Frank Guidone
Frank Guidone
Chief Executive Officer
Date: June 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Guidone	President, Chief Executive Officer and	June 3, 2014
Frank Guidone	Director (Principal Executive Officer)

/s/ Mark Thomson	Chief Financial Officer (Principal Financial Officer and Principal Accounting	June 3, 2014
Mark Thomson	Officer)

/s/ Morton L. Topfer	Chairman of the Board	June 3, 2014
Morton L. Topfer

/s/ Satish Rishi	Director	June 3, 2014
Satish Rishi

/s/ R. Barry Uber	Director	June 3, 2014
R. Barry Uber

/s/ Kenneth E. Thompson	Director	June 3, 2014
Kenneth E. Thompson

Exhibit Index

Exhibit Index

Number	Description

3.1	Second Restated Certificate of Incorporation of Measurement Specialties, Inc. (1)

3.2	Bylaws of Measurement Specialties, Inc. (2)

4.1	Specimen Certificate for shares of common stock of Measurement Specialties, Inc. (3)

10.1	Measurement Specialties, Inc. 2006 Stock Option Plan (4)

10.2	Measurement Specialties, Inc. 2006 Employee Stock Purchase Plan (4)

10.3	Measurement Specialties, Inc. 2008 Equity Incentive Plan (5)

10.4	Measurement Specialties, Inc. 1998 Stock Option Plan (6)

10.5	Measurement Specialties, Inc. 2003 Stock Option Plan (7)

10.6	Measurement Specialties, Inc. 2010 Equity Incentive Plan (8)

10.7	Measurement Specialties, Inc. 2013 Equity Incentive Plan (17)

10.8	Measurement Specialties, Inc. Nonqualified Deferred Compensation Plan (18)

10.14	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Measurement Ltd. by and between Fervent Group Limited and Kenabell Holding Limited. (9)

10.18	Amended and Restated Executive Employment Agreement dated November 6, 2007 by and between Measurement Specialties, Inc. and Frank Guidone. (10)

10.19	Employment Agreement dated March 13, 2007 by and between Measurement Specialties, Inc. and Mark Thomson. (11)

10.20	Employment Agreement dated December 7, 2005 by and between Measurement Specialties, Inc. and Steve Smith. (14)

10.21	Employment Agreement dated February 15, 2008 by and between Measurement Specialties, Inc. and. Glen MacGibbon (14)

10.22	Amendments to Employment Agreements dated June 6, 2011 by and between Measurement Specialties, Inc. and Frank Guidone, Mark Thomson, Glen MacGibbon and Steve Smith. (15)

10.23	Agreement for the purchase of entire share capital of Intersema Microsystems SA dated December 28, 2007 by and among Measurement Specialties, Inc., Mr. Manfred Knutel and Mr. Hans Peter Salvisberg. (10)

10.25	Credit facility Agreement by and among Measurement Specialties (China) Ltd. and China Merchants Bank Co. Ltd. dated December 23, 2011. (12)

10.26	Senior Secured Credit Facility dated June 1, 2010 and Amendments by and among, Measurement Specialties, Inc., the U.S. Credit Parties signatory thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Bank America, N.A., as syndication agent, and certain other parties thereto. (13) (16)

10.27	Master Shelf Agreement dated June, 2010 and Amendments by and among, Measurement Specialties, Inc., the U.S. Credit Parties signatory thereto, Prudential Investment Management, Inc., whereby Prudential agreed to purchase up to $50,000 of senior secured notes issued by the Company. (13) (16)

21.1	Subsidiaries.

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (19)

101.SCH	XBRL Taxonomy Extension Schema Document (19)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (19)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (19)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (19)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (19)

1	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on November 7, 2007 and incorporated herein by reference.

2	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on July 5, 2001 and incorporated herein by reference.

3	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 (File No. 333-57928) and incorporated herein by reference.

4	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on July 28, 2006 and incorporated herein by reference.

5	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on July 29, 2008 and incorporated herein by reference.

6	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on August 18, 1998 and incorporated herein by reference.

7	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on July 29, 2003 and incorporated herein by reference.

8	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement and Additional Proxy Materials on Schedule 14A for the Annual Meeting of Shareholders filed on July 29, 2010 and September 7, 2010, respectively, incorporated herein by reference.

9	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on December 6, 2005 and incorporated herein by reference.

10	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on February 6, 2008 and incorporated herein by reference.

11	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on June 12, 2007 and incorporated herein by reference.

12	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Reports on Form 8-K filed on December 12, 2011 and November 26, 2014 and incorporated herein by reference.

13	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on June 1, 2010 and incorporated herein by reference.

14	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on August 6, 2008 and incorporated herein by reference.

15	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Reports on Form 8-K filed on June 9, 2011 and December 18, 2013, and incorporated herein by reference.

16	Previously filed with the Securities and Exchange Commission as an Exhibits to Quarterly Report on Form 10-Q filed on August 3, 2011, and Exhibits to the Current Report on Form 8-K filed on November 8, 2011, October 16, 2012 and February 1, 2014 and incorporated herein by reference.

17	Previously filed with the Securities and Exchange Commission as an Exhibits to the Proxy Statement for the Annual Meeting of Shareholders filed on July 29, 2013 and incorporated herein by reference.

18	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on February 12, 2014 and incorporated herein by reference.

19	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014 and 2013, (ii) Consolidated Statements of Earnings for the twelve months ended March 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the twelve months ended March 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Stockholders’ Equity for the twelve months ended March 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the twelve months ended March 31, 2014, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Measurement Specialties, Inc.:

We have audited the accompanying consolidated balance sheets of Measurement Specialties, Inc. and subsidiaries (“Measurement Specialties”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Measurement Specialties at March 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Measurement Specialties’ internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated June 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

June 3, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
(Amounts in thousands, except per share amounts )	2014	2013	2012
Net sales	$412,665	$346,968	$313,204
Cost of goods sold	240,739	204,879	187,323
Gross profit	171,926	142,089	125,881
Selling, general, and administrative expenses	121,894	101,537	89,963
Operating income	50,032	40,552	35,918
Interest expense, net	3,213	2,693	2,574
Foreign currency exchange loss (gain)	1,137	(110)	(175)
Equity income in unconsolidated joint venture	(676)	(656)	(806)
Impairment of asset held for sale	-	489	400
Acquisition earn-out adjustment	(1,161)	(4,384)	-
Other income	(510)	(19)	68
Income before income taxes	48,029	42,539	33,857
Income tax expense	10,274	8,346	6,153
Net income	$37,755	$34,193	$27,704

Earnings per common share
Net income - Basic	$2.39	$2.22	$1.84
Net income - Diluted	$2.26	$2.12	$1.74

Weighted average shares outstanding - Basic	15,795	15,381	15,086
Weighted average shares outstanding - Diluted	16,685	16,158	15,936

See accompanying notes to consolidated financial statements.

F-1

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

	Years ended March 31,
(Amounts in thousands)	2014	2013	2012
Net income	$37,755	$34,193	$27,704
Other comprehensive income, net of income taxes:
Currency translation adjustments	8,201	(3,334)	(873)
Unrecognized pension costs	(407)	(404)	(710)
Comprehensive income	$45,549	$30,455	$26,121

See accompanying notes to consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	March 31, 2014	March 31, 2013

ASSETS

Current assets:
Cash and cash equivalents	$49,964	$36,028
Accounts receivable trade, net of allowance for doubtful accounts of $827 and $1,040, respectively	65,451	56,134
Inventories, net	68,280	55,984
Deferred income taxes, net	1,719	1,919
Prepaid expenses and other current assets	6,097	4,593
Other receivables	1,407	1,532
Asset held for sale	-	940
Promissory note receivable	33	-
Total current assets	192,951	157,130

Property, plant and equipment, net	77,253	64,329
Goodwill	179,816	153,924
Acquired intangible assets, net	74,900	56,017
Deferred income taxes, net	3,940	3,781
Investment in unconsolidated joint venture	2,520	2,657
Promissory note receivable	712	-
Other assets	9,568	7,704
Total assets	$541,660	$445,542

See accompanying notes to consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)	March 31, 2014	March 31, 2013

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$138	$224
Current portion of capital lease obligations	239	21
Current portion of earn-out contingencies	-	1,122
Current portion of deferred acquisition payment	-	1,500
Accounts payable	32,967	26,601
Accrued expenses	6,337	6,579
Accrued compensation	17,251	10,315
Income taxes payable	703	313
Deferred income taxes, net	152	263
Restructuring liabilities	84	396
Other current liabilities	3,481	3,255
Total current liabilities	61,352	50,589

Revolver	105,000	78,000
Long-term debt, net of current portion	20,000	20,064
Capital lease obligations, net of current portion	275	7
Deferred income taxes, net	13,025	11,267
Other liabilities	5,462	5,291
Total liabilities	205,114	165,218

Equity:
Serial preferred stock; 221,756 shares authorized; none outstanding	-	-
Common stock, no par; 25,000,000 shares authorized; 15,934,051 shares and 15,553,677 shares issued and outstanding	-	-
Additional paid-in capital	118,960	108,287
Retained earnings	200,961	163,206
Accumulated other comprehensive income	16,625	8,831
Total equity	336,546	280,324
Total liabilities and shareholders' equity	$541,660	$445,542

See accompanying notes to consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR YEARS ENDED MARCH 31, 2014, 2013 AND 2012

				Accumulated
	Shares of	Additional		Other
	Common	Paid-in	Retained	Comprehensive
(Amounts in thousands, except share amounts)	Stock	Capital	Earnings	Income	Total
Balance, March 31, 2011	14,989,675	$93,608	$101,309	$14,152	$209,069
Net income			27,704	-	27,704
Currency translation adjustment			-	(873)	(873)
Unrecognized pension costs, net of income taxes of $282				(710)	(710)
Non-cash equity based compensation		4,264	-	-	4,264
Amounts from exercise of stock options	537,387	8,973	-	-	8,973
Tax benefit from exercise of stock options		1,090	-	-	1,090
Purchases of company stock	(229,911)	(6,500)	-	-	(6,500)
Balance, March 31, 2012	15,297,151	$101,435	$129,013	$12,569	$243,017
Net income			34,193	-	34,193
Currency translation adjustment			-	(3,334)	(3,334)
Unregcognized pension plan costs, net of income taxes of $151			-	(404)	(404)
Non-cash equity based compensation		4,733	-	-	4,733
Amounts from exercise of stock options	471,687	7,790	-	-	7,790
Tax benefit from exercise of stock options		1,329	-	-	1,329
Purchases of company stock	(215,161)	(7,000)	-	-	(7,000)
Balance, March 31, 2013	15,553,677	$108,287	$163,206	$8,831	$280,324
Net income			37,755	-	37,755
Currency translation adjustment			-	8,201	8,201
Unrecognized pension plan costs, net of income taxes of $114				(407)	(407)
Non-cash equity based compensation		7,374	-	-	7,374
Amounts from exercise of stock options	554,878	10,417	-	-	10,417
Tax benefit from exercise of stock options		2,635	-	-	2,635
Purchases of company stock	(174,504)	(9,753)	-	-	(9,753)
Balance, March 31, 2014	15,934,051	$118,960	$200,961	$16,625	$336,546

See accompanying notes to consolidated financial statements.

MEASUREMENT SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
(Amounts in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$37,755	$34,193	$27,704

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,433	17,870	16,735
Non-cash equity based compensation	7,374	4,733	4,264
Acquisition earn-out adjustment	(1,161)	(4,384)	-
Impairment of asset held for sale	-	489	400
Deferred income taxes	(2,104)	770	(713)
Research tax credits	-	(1,449)	(1,551)
Equity income in unconsolidated joint venture	(676)	(656)	(806)
Unconsolidated joint venture distributions	632	828	582
Net change in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, trade	(3,796)	(5,023)	(1,506)
Inventories	(5,236)	2,790	(1,326)
Prepaid expenses, other current assets and other receivables	(939)	1,879	(712)
Other assets	(2,028)	(171)	(1,855)
Accounts payable	2,928	(4,377)	7,804
Accrued expenses, accrued compensation, restructuring, other current and other liabilities	5,872	3,911	(3,034)
Income taxes receivable and payable	(124)	(3,697)	(3,366)
Net cash provided by operating activities	58,930	47,706	42,620
Cash flows from investing activities:
Purchases of property and equipment	(17,958)	(12,998)	(20,655)
Acquisition of business, net of cash acquired, and acquired intangible assets	(57,449)	(28,058)	(46,575)
Proceeds from sale of assets, net	190	-	-
Net cash used in investing activities	(75,217)	(41,056)	(67,230)
Cash flows from financing activities:
Borrowings from revolver and short-term debt	50,000	25,797	64,193
Repayments of revolver and capital leases	(23,125)	(29,883)	(30,764)
Repayments of long-term debt	(169)	(547)	(186)
Payment of deferred acquisition payment	(1,500)	-	-
Payment of deferred financing costs	-	(231)	(353)
Purchase of company stock	(9,753)	(7,000)	(6,500)
Proceeds from exercise of options and employee stock purchase plan	10,417	7,790	8,973
Excess tax benefit from exercise of stock options	2,635	1,329	1,090
Net cash provided by (used in) financing activities	28,505	(2,745)	36,453

Net change in cash and cash equivalents	12,218	3,905	11,843
Effect of exchange rate changes on cash	1,718	(602)	22
Cash, beginning of year	36,028	32,725	20,860
Cash, end of period	$49,964	$36,028	$32,725

Supplemental Cash Flow Information:
Cash paid or received during the period for:
Interest paid	$(3,323)	$(2,632)	$(2,541)
Income taxes paid	(9,281)	(8,668)	(6,441)
Income taxes refunded	101	-	291

See accompanying notes to consolidated financial statements.

Measurement Specialties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

(Currency amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

Description of business: Measurement Specialties, Inc. is a global leader in the design, development and manufacture of sensors and sensor-based systems for original equipment manufacturers (“OEM”) and end users, based on a broad portfolio of proprietary technology and typically characterized by the MEAS brand name. We are a global business and we believe we have a high degree of diversity when considering our geographic reach, broad range of products, number of end-use markets and breadth of customer base. The Company is a multi-national corporation with nineteen manufacturing facilities strategically located in the United States, China and Europe, enabling the Company to produce and market globally a wide range of sensors that use advanced technologies to measure precise ranges of physical characteristics. These sensors are used for engine and vehicle, medical, general industrial, consumer and home appliance, military/aerospace, environmental water monitoring, and test and measurement applications. The Company’s products include sensors for measuring a wide range of measurands including differential, gauge, and absolute pressure; static and dynamic force; torque; linear and rotary position; contact and non-contact temperature; linear and angular acceleration, vibration, and impact; optical absorption; humidity and gas concentration; gas or fluid flow rate; density, viscosity, dielectric constant, and other fluid properties; and fluid level.

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

Cash and Cash Equivalents: The Company considers highly liquid investments with original maturities of up to three months, when purchased, to be cash equivalents. There were no cash equivalents at March 31, 2014 and 2013. At March 31, 2014 and 2013, approximately $10,366 and $8,145, respectively, of the Company’s cash balances were maintained in China, which are subject to certain restrictions and are not freely transferable to another country without adverse tax consequences because of exchange control regulations, but can be used without such restrictions for general business purposes in China.

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

Generally, products that have existed in inventory for 12 months with no usage and that have no current demand or no expected demand will be considered obsolete and fully reserved. Obsolete inventory approved for disposal is written-off against the reserve. Market conditions surrounding products are also considered periodically to determine if there are any net realizable valuation matters, which would require a write-down of any related inventories. If market or technological conditions change, it may result in additional inventory reserves and write-downs, which would be accounted for in the period of change. The level of inventory reserves reflects the nature of the industry whereby technological and other changes, such as customer buying requirements, result in impairment of inventory. In the case of products which have been written down below cost at any given reporting period, such reduced amount is to be considered the new cost basis for subsequent accounting purposes. Cash flows from the purchase and sale of inventory are included in cash flows from operating activities.

Other Receivables: Other receivables consist of various non-trade receivables such as value added tax (VAT) receivables.

Other Current Liabilities: Other current liabilities consist of various non-trade payable liabilities such as commissions, warranties, interest, dilapidation liability, sales and property taxes payable.

Restructuring Liabilities: Restructuring liabilities consist of various liabilities, such as accrued severance and related charges in addition to facility closure, contract termination and other related activities.

Other Assets: Other assets consist of various non-current assets such as deferred financing costs, various deposits for leases and utilities and research and development tax credits.

Other Liabilities: Other liabilities include pension liabilities, deferred rent and deferred revenue.

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

In accordance with applicable accounting standards for evaluating goodwill for impairment, management assesses goodwill for impairment at the reporting unit level on an annual basis at fiscal year-end or more frequently under certain circumstances. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared to its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit, and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the fair value. The fair value is allocated in a manner similar to a purchase price allocation, in accordance with accounting for business combinations. The residual fair value after this allocation is the fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using the implied fair value approach or a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

In evaluating goodwill for impairment, the fair value of the Company’s reporting unit was determined using the implied fair value approach for fiscal years ended March 31, 2014, 2013 and 2012. The implied fair value approach consists of comparing the Company’s market capitalization to the Company’s book value, and if the market capitalization exceeds book value, there is no impairment of goodwill. Based on our analyses and the applicable guidelines, there was no impairment of the Company’s goodwill at March 31, 2014, 2013 and 2012.

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

The Company determined there were no triggering events requiring an impairment analysis for Asset Held for Sale in fiscal 2014. The Company determined there were triggering events requiring an impairment analysis for Asset Held for Sale, for which the Company recorded impairment charges of $489 and $400 during fiscal 2013 and fiscal 2012, respectively.

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

Research and Development and Advertising Costs: The Company conducts research and development activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of the Company’s existing products and expanding applications of the Company’s products. Research and development and advertising costs are expensed as incurred and are included in operating expenses in the Company’s consolidated statement of operation. Research and development costs amounted to $29,819, $24,378 and $20,198, for the years ended March 31, 2014, 2013 and 2012, respectively. Customer funded research and development was $3,233, $2,774 and $4,564 for the fiscal years ended March 31, 2014, 2013, and 2012, respectively. Advertising costs are expensed when the advertising or promotion is published. Advertising expenses for the years ended March 31, 2014, 2013, and 2012 were approximately $281, $369 and $218, respectively.

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

Beginning January 1, 2013, the Company became partially self-insured for certain levels of health care coverage in the U.S. The Company purchases insurance to limit the maximum annual exposure for claims to an amount not to exceed approximately $4,998. The liability for the self-insurance programs is accrued primarily based upon estimated settlements for anticipated claims. Any resulting adjustments to previously recorded reserves are reflected in current period earnings. At March 31, 2014, the liability for the self-insured program was $505.

Comprehensive Income: Comprehensive income consists of net income for the period, the impact of unrealized foreign currency translation adjustments, net of applicable income taxes and unrecognized pension plan costs, net of income taxes.

Stock-Based Payment: The Company’s results for the years ended March 31, 2014, 2013, and 2012 include $7,374, $4,733 and $4,264, respectively, of operating expenses for share-based compensation.

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

Net cash proceeds from the exercise of stock options were $10,417, $7,790 and $8,973 for the years ended March 31, 2014, 2013 and 2012, respectively. Excess income tax benefit realized for the years ended March 31, 2014, 2013 and 2012 from stock option exercises was $2,635, $1,329, and $1,090, respectively.

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

Recently adopted accounting pronouncements: In February 2013, the FASB issued new accounting standards for reporting of amounts reclassified out of accumulated other comprehensive income. Under this standard, entities are required to disclose additional information with respect to changes in accumulated other comprehensive income (“AOCI”) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income (for example, unrealized gains or losses on available for sale marketable securities) as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, disclosure in one location is required, based upon each specific AOCI component, of the amounts impacting individual income statement line items. Disclosure of the income statement line item impacts are required only for components of AOCI reclassified into income in their entirety. Therefore, disclosure of the income statement line items affected by AOCI components such as net periodic benefit costs are not be included. The disclosures required with respect to income statement line item impacts can be made in either the notes to the consolidated financial statements or parenthetically on the face of the financial statements. The Company applied these new accounting standards effective April 1, 2013. Since this standard only impacts presentation and disclosure requirements, its adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Recently issued accounting pronouncements: In May 2014, the FASB and the IASB issued a new joint revenue recognition standard that supersedes nearly all US GAAP guidance on revenue recognition. The core principle of the standard is that revenue recognition should depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for the Company for the fiscal year beginning April 1, 2017 and the effects of the standard on the Company's financial statements are not known at this time.

3. INVENTORIES

Inventories are valued at the lower of cost or market (‘LCM’) using the first-in first-out method.  Inventories and inventory reserves for slow-moving, obsolete and lower of cost or market exposures at and March 31, 2014 and 2013 are summarized as follows:

	March 31, 2014	March 31, 2013
Raw Materials	$39,902	$31,488
Work-in-Process	12,135	10,576
Finished Goods	21,029	18,448
	73,066	60,512
Inventory Reserves	(4,786)	(4,528)
	$68,280	$55,984

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Property, plant and equipment are summarized as follows:

	March 31, 2014	March 31, 2013	Useful Life
Production equipment and tooling	$83,546	$70,684	3-10 years
Building and leasehold improvements	38,066	35,400	39 to 45 years or lesser of useful life or remaining term of lease
Furniture and equipment	19,255	17,087	3-10 years
Construction-in-progress	9,852	2,711
Total	150,719	125,882
Less: accumulated depreciation and amortization	(73,466)	(61,553)
	$77,253	$64,329

Included in construction-in-progress at March 31, 2014 and 2013 was approximately $4,962 and $371, respectively, related to the construction of the new facility in Chengdu, China. Total depreciation was $10,801, $9,510 and $8,740 for the years ended March 31, 2014, 2013 and 2012, respectively. Property and equipment included $514 and $28 in capital leases at March 31, 2014 and 2013, respectively.

5. ACQUISITIONS AND ACQUIRED INTANGIBLE ASSETS

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

Goodwill balances presented in the consolidated balance sheets of foreign acquisitions are translated at the exchange rate in effect at each balance sheet date; however, opening balance sheets used to calculate goodwill and acquired intangible assets are based on purchase date exchange rates. The following table shows the roll forward of goodwill reflected in the financial statements for the year ended March 31, 2014:

Accumulated goodwill	$157,277
Accumulated impairment losses	(3,353)
Balance April 1, 2013	153,924
Attributable to acquisitions	25,929
Effect of foreign currency translation	(37)
Balance March 31, 2014	$179,816

The following briefly describes the Company’s acquisitions since April 1, 2011.

Eureka: On July 8, 2011, the Company acquired certain assets of Eureka Environmental, Inc. (“Eureka”), a sensor company based in Austin, Texas, for $2,250. The sellers had the potential to receive additional amounts in the form of a contingent payment based on certain earnings thresholds through calendar 2013, for which the Company had recorded as part of purchase price the fair value estimate of $2,100.  The Company determined that Eureka’s earnings were expected to be below initially estimated earn-out levels, as a result of changes in certain assumptions based on current economic and market conditions in the water monitoring industry. Accordingly, the Company recorded fair value adjustments to decrease the acquisition earn-out liability to reflect no earn-out liability at March 31, 2013, since the Company determined that the expectation for Eureka’s earnings would not reach estimated earn-out levels. The fair value of adjustments related to Eureka recognized as income in the Consolidated Statements of Operations totaled $2,191 for the year ended March 31, 2013. The determination that there were no amounts due for the Eureka earn-out was finalized in February 2014. Eureka manufactures a range of multi-probe pressure sensors mainly used for monitoring water quality. The transaction was funded from available cash on hand.

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

Gentech: On October 31, 2011, the Company completed the acquisition of all of the capital stock of Timesquest Limited, a holding company and the sole shareholder of Gentech International Limited (“Gentech”), for £6,500 or approximately $10,500, net of cash acquired, based on foreign currency exchange rates at the date of the acquisition. Gentech is a level sensor and non-contact level switch company based in Ayrshire, Scotland. The seller could have earned up to an additional £1,500 or approximately $2,400 if certain sales performance goals were achieved for the two year period ending December 31, 2013, for which the Company had recorded as part of purchase price a fair value estimate of £1,387 or approximately $2,200 based on exchange rates at the date of acquisition.  The Company determined that Gentech’s sales were expected to be below initially estimated earn-out levels, as a result of changes in certain assumptions based on current economic and market conditions. Accordingly, the Company recorded fair value adjustments to reflect no earn-out liability at March 31, 2013, since the Company determined that the expectation for Gentech’s sales would not reach estimated earn-out levels. The fair value of adjustments related to Gentech was recognized as income in the Consolidated Statements of Operations totaled £1,387 or approximately $2,193 for the year ended March 31, 2013. The determination that there were no amounts due for the Gentech earn-out was finalized in February 2014. The acquisition of Gentech allowed the Company to compete in the urea tank market with combined level and quality sensors. The transaction was funded from borrowings under the Company’s Senior Secured Credit Facility.

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

RTD: On October 1, 2012, the Company acquired the assets of Resistance Temperature Detector Company, Inc. and its parent company, Cambridge Technologies, Inc. (collectively “RTD”), a designer and manufacturer of temperature sensors and probes based in Ham Lake, Minnesota. The Company paid $17,225 in cash at close from a combination of available cash on hand and from borrowings under the Company’s Senior Secured Credit Facility. The purchase price was subsequently increased by $58 based on final calculations of established working capital levels. The seller had the potential to receive up to $1,500 in additional consideration if certain sales targets are achieved during calendar 2013, for which the Company initially recorded as part of purchase price a fair value estimate of $1,122. The Company determined that RTD’s sales were expected to be below initially estimated earn-out levels, as a result of changes in certain assumptions based on current economic and market conditions. The determination that there were no amounts due for the RTD earn-out was finalized in February 2014. The RTD acquisition provided both operational and strategic synergies in that RTD adds to the Company’s temperature portfolio with a presence in the motor/generator market, and services all of the major OEMs in that space, as well as custom temperature sensors for factory automation, medical and general industrial markets.

Spectrum: On April 17, 2013, the Company acquired the capital stock of Spectrum Sensors and Controls, Inc. (“Spectrum”), a leader in the design and manufacture of custom temperature probes, high reliability encoders and inertial sensors, from API Technologies Corp. for approximately $51,408 in cash from a combination of available cash on hand and from borrowings under the Company’s Senior Secured Credit Facility. The purchase price was subsequently decreased by $224 based on final calculations of established working capital levels. From the acquisition date to March 31, 2014, approximately $24,287 in net sales, approximately $1,712 in net income and approximately $308 in transaction related costs were recorded as a component of selling, general and administrative expenses related to Spectrum in the Company’s consolidated financial statements. The accounting for the acquisition is subject to certain adjustments for, among other things, income taxes, and will be finalized within the permitted measurement period. The Company’s preliminary accounting for the Spectrum acquisition is as follows:

Assets:
Cash	$34
Accounts receivable	3,116
Inventory	4,665
Prepaid and other	98
Plant and equipment	1,536
Acquired intangible assets	23,575
Goodwill	22,887
Total assets	55,911

Liabilities:
Accounts payable	(1,303)
Accrued expenses	(411)
Deferred income taxes	(3,013)
Total liabilities	(4,727)
Total purchase price	$51,184

Sensotherm: On August 30, 2013, the Company acquired the capital stock of Sensotherm Temperatursensorik GmbH, a German limited liability company and Secon Kft., a Hungarian limited liability company (together, “Sensotherm"), a leader in the design and manufacture of platinum (Pt) thin film temperature sensors for approximately €4,900 or approximately $6,600 in cash from available cash on hand. From the acquisition date to March 31, 2014, approximately $2,321 in net sales, approximately $148 in net income and approximately $237 in transaction related costs were recorded as a component of selling, general and administrative expenses related to Sensotherm in the Company’s consolidated financial statements. Due to the recent timing of the Sensotherm acquisition, the accounting for the acquisition is subject to certain adjustments for, among other things, income taxes, and will be finalized within the permitted measurement period. The Company’s preliminary accounting for the Sensotherm acquisition is as follows:

Assets:
Cash	$275
Accounts receivable	452
Inventory	550
Prepaid and other	29
Plant and equipment	1,226
Acquired intangible assets	3,280
Goodwill	3,276
Total assets	9,088

Liabilities:
Accounts payable	(284)
Accrued expenses	(336)
Capital lease obligation	(594)
Income taxes payable	(281)
Deferred income taxes	(1,019)
Total liabilities	(2,514)
Total purchase price and cash paid at close	$6,574

Acquired intangible assets: In connection with all acquisitions, the Company acquired certain identifiable intangible assets, including customer relationships, proprietary technology, patents, trade-names, order backlogs and covenants-not-to-compete.

The gross amounts and accumulated amortization, along with the range of amortizable lives, are as follows:

		March 31, 2014			March 31, 2013
	Weighted- Average Life in years	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	12	$94,182	$(33,994)	$60,188	$68,723	$(26,331)	$42,392
Patents	15	4,158	(2,370)	1,788	3,981	(2,006)	1,975
Tradenames	2	2,663	(2,655)	8	2,572	(2,536)	36
Backlog	1	6,131	(6,111)	20	5,407	(5,407)	-
Covenants-not-to-compete	3	1,371	(1,238)	133	1,321	(1,143)	178
Proprietary technology	13	18,055	(5,292)	12,763	15,706	(4,270)	11,436
		$126,560	$(51,660)	$74,900	$97,710	$(41,693)	$56,017

Amortization expense for acquired intangible assets for the years ended March 31, 2014, 2013 and 2012 was $9,290, $8,070 and $7,656. Annual amortization expense for the years ending March 31 is estimated as follows:

Amortization
Year	Expense
2015	$8,862
2016	8,676
2017	8,330
2018	7,652
2019	5,903
Thereafter	35,477
$74,900

Pro forma Financial Data (Unaudited): The following represents the Company’s pro forma consolidated net sales and net income for the years ended March 31, 2014 and 2013, based on purchase accounting information assuming the Cosense, RTD, Spectrum and Sensotherm acquisitions occurred as of April 1, 2012, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had the acquired companies been operated as part of the Company since April 1, 2012.

	Years ended March 31,
	2014	2013
Net sales	$415,075	$383,015

Net income	$38,045	$40,539

Net income per share:
Basic	$2.41	$2.64
Diluted	$2.28	$2.51

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

Assets and liabilities measured at fair value on a recurring basis: A summary of financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and 2013 are as follows:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
March 31, 2014
Liabilities:
Foreign currency exchange contracts	-	$235	-	$235
March 31, 2013
Assets:
Foreign currency exchange contracts	$-	$82	$-	$82
Liabilities:
Acquisition earn-out contingencies	-	-	$1,122	$1,122

The table below provides a reconciliation of the fair value of the acquisition earn-out contingencies measured on a recurring basis for which the Company has designated as Level 3:

Beginning April 1, 2013	$1,122
Changes in fair value	(1,161)
Interest	39
Balance at March 31, 2014	$-

The foreign currency exchange contracts do not qualify for hedge accounting, and as a result, changes in the fair value of the currency forwards are reflected in the accompanying consolidated statements of operations. The fair value of the Company’s foreign currency contracts was based on Level 2 measurements in the fair value hierarchy.  The fair value of the foreign currency contracts is based on forward exchange rates relative to current exchange rates which were obtained from independent financial institutions reflecting market quotes. The fair value of the acquisition earn-out contingencies is determined using a modeling technique based on significant unobservable inputs calculated using a probability-weighted income approach. Key assumptions include discount rates for present value factor of 16% for Eureka, 3% for Gentech and for 10% for RTD, which are based on industry specific weighted average cost of capital, adjusted for, among other things, time and risk, as well as forecasted annual earnings before interest, taxes, depreciation and amortization of $1,039 for Eureka, forecasted annual revenues of £10,800 for Gentech and forecasted revenues in excess of $16,000 for RTD over the respective lives of the earn-outs. The estimated fair value of acquisition earn-out contingencies could differ significantly from actual amounts. Adjustments to the fair value of earn-outs are recorded to earnings with that portion of the adjustment relating to the time value of money as interest expense and the non-interest portion of the change in earn-outs as a separate non-operating item in the statement of operations. There were no earn-out contingencies at March 31, 2014. The Company determined that RTD’s sales were expected to be below initially estimated earn-out levels, as a result of changes in certain assumptions based on current economic and market conditions. Accordingly, the Company recorded fair value adjustments to reflect no earn-out liability at March 31, 2014. As a result of the assessment of actual and projected earnings and sales scenarios, the Company determined that Eureka’s earnings and Gentech’s sales were not expected to reach estimated earn-out levels. Accordingly, during fiscal 2013 the Company recorded fair value adjustments in the Consolidated Statements of Operations totaling $2,191 and £1,387 or approximately $2,193, eliminating the acquisition earn-out liabilities for Eureka and Gentech at March 31, 2013.

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the year ended March 31, 2014.

Assets and liabilities measured at fair value on a nonrecurring basis: Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition. That is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. No circumstances were identified, including evidence of impairment, during the year ended March 31, 2014. However, the Company determined there were triggering events requiring an impairment analysis for asset held for sale for which the Company recorded impairment charges of $489 during fiscal 2013 and a $400 impairment charge during fiscal 2012. The inputs utilized in the analysis are classified as Level 2 inputs within the fair value hierarchy as defined in the related accounting standards for fair value measurements and disclosures.

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

The fair values and carrying amounts of other financial instruments as March 31, 2014 and 2013 are as follows:

	March 31, 2014		March 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Promissory note receivable	$745	$745	$-	$-
Liabilities:
Capital leases	514	514	28	28
Revolver	105,000	105,000	78,000	78,000
Term debt	20,138	20,138	20,288	20,288

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

During 2014, the RMB appreciated approximately 1.8% relative to the U.S. dollar. However, since mid-February 2014, the RMB has depreciated by approximately 1%. There are indications the trend of the RMB depreciating may continue in the near term, though there is no way to predict whether the RMB will appreciate or depreciate, or by how much. The RMB appreciated approximately 0.7% and 3.6% during 2013 and 2012, respectively. The Chinese government no longer pegs the RMB to the U.S. dollar, but established a currency policy letting the RMB trade in a narrow band against a basket of currencies. The Company has more expenses in RMB than sales (i.e., short RMB position), and as such, if the U.S. dollar weakens relative to the RMB, our operating profits will decrease. We continue to consider various alternatives to hedge this exposure, and we are attempting to manage this exposure through, among other things, forward purchase contracts, pricing and monitoring balance sheet exposures for payables and receivables.

The Company uses foreign currency forward exchange contracts in Asia for the purposes of hedging the Company’s short-position exposure to the RMB. At March 31, 2014, the Company has a number of RMB/U.S. dollar currency contracts with notional amounts totaling $24,200 and exercise dates through June 30, 2015 at average exchange rates of 0.1618 (RMB to U.S. dollar conversion rate). With the RMB/U.S. dollar contracts, for every 10 percent depreciation of the RMB, the Company would be exposed to approximately $2,420 in additional foreign currency exchange losses. Since these derivatives are not designated as hedges for accounting purposes, changes in their fair value are recorded in results of operations, not in other comprehensive income. To manage our exposure to potential foreign currency transaction and translation risks, we may purchase additional foreign currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices.

Fair values of derivative instruments not designated as hedging instruments are as follows:

	March 31,
Financial position:	2014	2013	Location
Foreign currency contracts - RMB	$(235)	$82	Other assets (liabilities)

The effect of derivative instruments not designated as hedging instruments on the statements of operations for the years ended March 31, 2014, 2013 and 2012 and statements of cash flows for the years ended March 31, 2014, 2013 and 2012 are as follows:

	Years ended March 31,
Results of operations:	2014	2013	2012	Location
Foreign currency contracts - RMB	$603	$(149)	$(187)	Foreign currency exchange loss (gain)
Total	$603	$(149)	$(187)

	Years ended March 31,
Cash flows from operating activities:	2014	2013	2012	Location
Foreign currency exchange contracts - RMB	$470	$78	$322	Prepaid expenses (Accrued expenses)
Total	$470	$78	$322

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

The Senior Secured Credit Facility, as amended, consists of a $185,000 revolving credit facility (the "Revolving Credit Facility") with a $75,000 accordion feature enabling expansion of the Revolving Credit Facility to $260,000 and matures on November 8, 2016. The Revolving Credit Facility has a variable interest rate based on the LIBOR, EURIBOR or the ABR Rate (prime based rate) with applicable margins ranging from 1.25% to 2.00% for LIBOR and EURIBOR based loans or 0.25% to 1.00% for ABR Rate loans. The applicable margins may be adjusted quarterly based on a change in the leverage ratio of the Company. The Senior Secured Credit Facility also includes the ability to borrow in currencies other than U.S. dollars, such as the Euro and Swiss Franc, up to $66,000, none of which was utilized at March 31, 2014. Commitment fees on the unused balance of the Revolving Credit Facility range from 0.25% to 0.375% per annum of the average amount of unused balances. The Revolving Credit Facility will expire on November 8, 2016 and all balances outstanding under the Revolving Credit Facility will be due on such date. The Company has provided a security interest in substantially all of the Company's U.S. based assets as collateral for the Senior Secured Credit Facility and private placement of credit facilities entered into by the Company from time to time not to exceed $50,000, including the Prudential Shelf Facility (as defined below). The Senior Secured Credit Facility includes an inter-creditor arrangement with Prudential and is on a pari passu (equal force) basis with the Prudential Shelf Facility.

The Senior Secured Credit Facility includes specific financial covenants for maximum leverage ratio and minimum fixed charge coverage ratio, as well as customary representations, warranties, covenants and events of default for a transaction of this type. Consolidated EBITDA for debt covenant purposes is the Company's consolidated net income determined in accordance with GAAP minus the sum of income tax credits, interest income, gain from extraordinary items for such period, any non-cash gains, and gains due to fluctuations in currency exchange rates, plus the sum of any provision for income taxes, interest expense, loss from extraordinary items, any aggregate net loss during such period arising from the disposition of capital assets, the amount of non-cash charges for such period, amortized debt discount for such period, losses due to fluctuations in currency exchange rates and the amount of any deduction to consolidated net income as the result of any grant to any members of the management of the Company of any equity interests. The Company's leverage ratio consists of total debt less unrestricted cash maintained in U.S. bank accounts which are subject to control agreements in favor of JPMorgan Chase Bank, N.A., as Collateral Agent, to Consolidated EBITDA. Adjusted fixed charge coverage ratio is Consolidated EBITDA less capital expenditures for the last twelve months, excluding capital expenditures in connection with the facility being in China in an aggregate amount of $6,000 through March 31, 2016, divided by fixed charges. Fixed charges are the last twelve months of scheduled principal payments, taxes paid in cash and consolidated interest expense. All of the aforementioned financial covenants are subject to various adjustments, many of which are detailed in the Credit Agreement.

As of March 31, 2014, the Company utilized the LIBOR based rate for $105,000 of the Revolving Credit Facility. The weighted average interest rate applicable to borrowings under the Revolving Credit Facility was approximately 1.7% at March 31, 2014. As of March 31, 2014, the outstanding borrowings on the Revolving Credit Facility, which is classified as non-current, were $105,000. The Company’s borrowing capacity is limited by financial covenant ratios, including earnings ratios, and as such, our borrowing capacity is subject to change. At March 31, 2014, the Company could have borrowed an additional $80,000 under the Revolving Credit Facility.

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

The Company was in compliance with its debt covenants at March 31, 2014.

Deferred financing costs: Amortization of deferred financing costs totaled $342, $290 and $339 for the year ended March 31, 2014, 2013 and 2012, respectively. Annual amortization expense of deferred financing costs associated with the refinancing is estimated to be approximately $341.

Chinese credit facility: On November 3, 2009, the Company’s subsidiary in China (“MEAS China”) entered into a two year credit facility agreement (the “China Credit Facility”) with China Merchants Bank Co., Ltd (“CMB”).  MEAS China renewed the China Credit Facility and extended the expiration to November 28, 2015. The China Credit Facility permits MEAS China to borrow up to RMB 68,000 (approximately $11,000).  Specific covenants include customary limitations, compliance with laws and regulations, use of proceeds for operational purposes, and timely payment of interest and principal.  MEAS China has pledged its Shenzhen facility to CMB as collateral.  The interest rate will be based on the London Inter-bank Offered Rate (“LIBOR”) plus a LIBOR spread, depending on the term of the loan when drawn.  The purpose of the China Credit Facility is primarily to provide additional flexibility in funding operations of MEAS China. At March 31, 2014, MEAS China had not borrowed any amounts under the China Credit Facility.

European credit facility: On July 21, 2010, the Company’s subsidiary in France (“MEAS Europe”) entered into a five year credit facility agreement (the “European Credit Facility”) with La Societe Bordelaise de Credit Industriel et Commercial (“CIC”). The European Credit Facility permits MEAS Europe to borrow up to €2,000 (approximately $2,700).  Specific covenants include certain financial covenants for maximum leverage ratio and net debt to equity ratio, as well as customary limitations, compliance with laws and regulations, use of proceeds, and timely payment of interest and principal.  MEAS Europe has pledged its Les Clayes-sous-Bois, France facility to CIC as collateral.  The interest rate is based on the EURIBOR interest rate plus a spread of 1.8%. The EURIBOR interest rate will vary depending on the term of the loan when drawn.  The purpose of the European Credit Facility is primarily to provide additional flexibility in funding operations of MEAS Europe. At March 31, 2014, MEAS Europe had not borrowed any amounts under the European Credit Facility.

Long-term debt and promissory notes: Below is a summary of the long-term debt and promissory notes outstanding at March 31, 2014 and 2013:

	March 31,	March 31,
	2014	2013
Term notes at 5.70% due in full on June 1, 2015	$10,000	$10,000

Term notes at 6.15% due in full on June 1, 2017	10,000	10,000

Governmental loans from French agencies at no interest and payable based on R&D expenditures	138	288
	20,138	20,288
Less current portion of long-term debt	138	224
	$20,000	$20,064

The annual principal payments of long-term debt, promissory notes and revolver as of March 31, 2014 are as follows:

Years ending March 31,	Term	Other	Subtotal	Revolver	Total
2015	$-	$138	$138	$-	$138
2016	10,000	-	10,000	-	10,000
2017	-	-	-	105,000	105,000
2018	10,000		10,000	-	10,000
Total	$20,000	$138	$20,138	$105,000	$125,138

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

The Company’s Board of Directors has approved over the years a number of repurchase program authorizing the buy-back of the Company’s common stock. In August 2011 and 2012, the Company’s Board of Directors approved two repurchase programs authorizing the buy-back of up to $6,500, and $7,000, respectively, of MEAS common stock. The Company completed the approved repurchase programs and acquired 229,911 shares in fiscal 2012 and 215,161 shares in fiscal 2013. In November 2013, the Company’s Board of Directors approved a share buy-back plan without an expiration date to purchase up to $10,000 in MEAS common stock at a price not to exceed $57 per share. The Company acquired 174,504 shares in fiscal 2014 and approximately $248 of shares may yet be purchased under this publically announced program. The repurchase of the Company’s common stock is restricted by our Senior Secured Credit Agreement. As permitted by Amendment 1 dated May 4, 2011 under our Senior Secured Credit Agreement, payments by the Company related to stock buy-backs may not exceed the amount of proceeds received by the Company from the exercise of stock options up to a cumulative amount of $60,000. Since April 1, 2010, the Company has made to date cumulative share buy-back payments totaling $30,753 and received cumulative proceeds from the exercise of stock options of approximately $38,613 . In accordance with our bylaws as a New Jersey corporation, repurchased shares revert to authorized but unissued status.

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

9. BENEFIT PLANS:

Defined Contribution Plans:

The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. Substantially all of its U.S. employees are eligible to participate. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions. The Company recorded an expense of $1,518, $744 and $568 under the plans for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

Defined Benefit Plans:

Two of the Company’s European operations maintain certain defined benefit plans for substantially all of their employees. The gross amount of the future benefit to be paid for pension and retirement will be fully covered through a specific contract subscribed through an insurance company. At March 31, 2014 and 2013, the fair value of the plan assets was $5,857 and $4,943, respectively, and the benefit obligation was $8,908 and $7,791, respectively. Overall, remaining amounts and related disclosures for the pension plan are immaterial to the consolidated financial statements.

Employee Stock Purchase Plan:

In September 2006, the Company established the Measurement Specialties, Inc. 2006 Employee Stock Purchase Plan (“ESPP”) under Section 423 of the Internal Revenue Code to provide employees of the Company and certain of its subsidiaries with an opportunity to purchase shares of the Company’s common stock through accumulated payroll deductions. The purchase price for shares of the Company’s common stock under the ESPP is 95% of the lower of the closing value of the Company’s common stock on the first or last trading day of an offering period. In accordance with the applicable standards for employers’ accounting for employee stock ownership plans, shares held by the ESPP are considered outstanding upon the commitment date for issuance for purposes of calculating diluted net income per common share. The Company issued 3,056, 3,048 and 3,861 shares as part of the offering period ending March 31, 2014, 2013 and 2012, respectively, and these shares were considered outstanding in the respective calculations of diluted net income per common share.

10. INCOME TAXES:

Income from continuing operations before income taxes for the years ended March 31, 2014, 2013 and 2012 consists of the following:

	2014	2013	2012

Domestic	$16,084	$15,290	$7,342
Foreign	31,945	27,249	26,515
Income from continuing operations before income taxes	$48,029	$42,539	$33,857

Income tax expense from continuing operations consists of the following:

F-24

	2014	2013	2012
Current
Federal	$5,480	$2,513	$1,515
Foreign	6,278	4,780	5,017
State	620	283	334
Total	$12,378	$7,576	$6,866

Deferred
Federal	(755)	883	386
Foreign	(729)	(297)	(1,388)
State	(620)	184	289
Total	(2,104)	770	(713)
	$10,274	$8,346	$6,153

Differences between the federal statutory income tax rate and the effective tax rates using income from continuing operations, before income taxes are as follows:

	2014	2013	2012
Statutory tax rate	35.0%	35.0%	35.0%
Effect of foreign taxes	-9.9%	-10.1%	-13.5%
State Income tax, net of federal benefit	0.7%	1.1%	0.9%
Benefit of tax credits and incentives	-4.5%	-4.7%	-3.1%
Other	0.1%	-1.7%	-1.1%
	21.4%	19.6%	18.2%

Differences between the federal statutory rate and the effective tax rate relate mainly to lower rates applied to pre-tax income generated by the Company’s foreign subsidiaries. The change in the effect of foreign income taxes over the past three years reflects, among other factors, the shift of more taxable income within the jurisdictions with higher income tax rates. The larger permanent items in 2014, 2013 and 2012 include incentive equity based compensation, tax credits and incentives, and U.S. taxes on foreign earnings.

The Company recorded the following discrete income tax adjustments during the twelve months ended March 31, 2014, resulting in a net income tax credit adjustment of approximately $911. During the three months ended March 31, 2014, the Company recorded a discrete income tax credit of approximately $358, of which $200 pertain to the revaluation of deferred tax liabilities for a reduction in the applicable tax rate with certain intangible assets and $158 tax benefit from equity base compensation deduction. During the three months ended December 31, 2013, the Company recorded a discrete income tax credit of approximately $191, of which $170 related to the refinement of estimates between the 2013 year tax provision and tax returns. During the three months ended September 30, 2013, the Company recorded discrete income tax credit adjustments of approximately $149 related to a tax law change reducing the tax rate in the United Kingdom. During the three months ended June 30, 2013, the Company recorded discrete income tax credit adjustments of approximately $213, which included a $156 release of a liability related to an uncertain tax position in Switzerland, $32 for equity compensation benefit and $25 U.S. state tax credit.

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

The Company received approval from the Chinese authorities for renewal of High Tech New Enterprise status (“HTNE”) status through December 31, 2014. The HTNE status for the Company provides a reduced rate of 15%. To qualify for this reduced rate, the Company has to meet various criteria in regard to its operation related to its sales, research and development activity, and intellectual property rights. If the Company does not retain HTNE status after calendar 2014, the Company’s income tax rate in China would increase from 15% to 25%. These reduced tax rates resulted in tax reductions of approximately $1,622, $1,481, and $1,513, or approximately $0.10, $0.09 and $0.10 per diluted share for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

The Company generally considers undistributed earnings of most of its foreign subsidiaries to be indefinitely reinvested outside of the U.S. and, accordingly, no U.S. deferred taxes are recorded with respect to such earnings. The Company had approximately $174,129 and $144,886 in undistributed earnings related to our foreign subsidiaries that we have earned which were considered to be indefinitely reinvested at March 31, 2014 and 2013, respectively. Should the earnings be remitted as dividends, the Company would be subject to additional U.S. taxes net of allowable foreign tax credits. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings.

The Hong Kong statutory corporate tax rate applicable to the Company's Hong Kong Subsidiary’s earnings is 16.5%. The statutory tax rates for the Company's subsidiaries in France and Germany are approximately 33.3% and 32.8%, respectively. The statutory tax rates in Ireland are 12.5% for trade operating income and 25% for passive income such as interest. The statutory tax rate in Scotland is approximately 23%.

The significant components of the deferred tax assets and deferred tax liabilities at March 31, 2014 and 2013 consist of the following:

	2014	2013
Current deferred tax assets:
Bad debt reserve	$203	$236
Inventory	1,122	958
Accrued expenses and other	471	793
Total current deferred tax assets	1,796	1,987

Current deferred tax liabilities:
Other	(229)	(331)
Total current deferred tax liabilities	(229)	(331)

Net current deferred tax assets	$1,567	$1,656

Non-current deferred tax assets:
AMT and other credit carry-forwards	$-	$25
Warranty and other accrued expenses	223	211
Net operating loss carryforwards	5,843	6,228
Deferred compensation	5,315	3,953
Other	990	1,031
Total non-current deferred tax assets	12,371	11,448
Valuation allowance	-	(66)
Net long-term deferred tax assets	12,371	11,382

Non-current deferred tax liability
Depreciatoin	(2,476)	(2,311)
Amortization	(15,954)	(13,508)
Other	(3,025)	(3,049)
Total long-term deferred tax liabilities	(21,455)	(18,868)
Net long term deferred tax liabilities	(9,084)	(7,486)

Net deferred tax liabilities	$(7,517)	$(5,830)

The following are the deferred tax assets and deferred tax liabilities by region at March 31, 2014 and 2013:

F-26

	2014	2013

Current deferred tax assets:
Domestic	$1,090	$1,444
Europe	230	125
Asia	399	350
Total current deferred tax assets	$1,719	$1,919

Non-current deferred tax assets:
Domestic	$154	$-
Europe	3,679	3,714
Asia	107	67
Total non-current deferred tax assets	3,940	3,781
Total deferred tax assets	$5,659	$5,700

Current deferred tax liabilities:
Domestic	$-	$-
Europe	(152)	(263)
China and Hong Kong	-	-
Total current deferred tax liabilities	$(152)	$(263)

Non-current deferred tax liabilities:
Domestic	$(9,532)	$(7,924)
Europe	(2,622)	(2,610)
Asia	(871)	(733)
Total non-current deferred tax liabilities	(13,025)	(11,267)
Total deferred tax liabilities	(13,177)	(11,530)
Net deferred tax liabilities	$(7,517)	$(5,830)

The Company had certain state net operating loss carry-forwards at March, 31, 2014.  The Company had net operating loss carry-forwards in Germany of approximately $10,754 and $10,493 at March 31, 2014 and 2013, respectively, which are not subject to expiration. The Company has net operating loss carry-forwards in France of $8,021 and $8,903 at March 31, 2014 and 2013, respectively. During the years ended March 31, 2014 and 2013, the Company realized approximately $706 and $375, respectively, in benefits from the net operating loss carry-forwards. The Company has French R&D tax credits of $2,041 and $3,847 at March 31, 2014 and 2013, respectively, not subject to expiration. The French tax credits are recorded as non-current other assets and a reduction to R&D operating expenses.

The following is a reconciliation of the total amounts of unrecognized tax benefits for the year ended March 31, 2014:

Unrecognized tax benefits, April 1, 2013	$384
Increases for tax positions related to prior years	7
Reductions for tax positions of prior years	(156)
Unrecognized tax benefits, March 31, 2014	$235

The unrecognized tax benefits of $235 at March 31, 2014, if recognized, would impact the effective tax rate.

Unrecognized tax benefits, March 31, 2014	$217
Interest	18
Unrecognized tax benefits subject to change	$235

The Company recognizes interest and penalties related to unrecognized tax benefits. The interest related to unrecognized tax benefits is recorded in “Interest expense” and penalties related to tax matters is recorded in “Operating expenses.”

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The additional tax years of 2007 through 2012 are subject to examination by China tax authorities. In the U.S., additional tax years of 2010 through 2013 are subject to examination by the U.S. tax authorities. In France, Germany, Switzerland and Ireland, up to four additional years are subject to examination by the respective tax authorities.

Based on the expiration of the statute of limitations for specific jurisdictions, there is no unrecognized tax benefit for positions previously taken that are expected to change significantly in the next twelve months.

11. EARNINGS PER SHARE INFORMATION:

Basic per share information is computed based on the weighted-average common shares outstanding during each period. Diluted per share information additionally considers the shares that may be issued upon exercise or conversion of stock options, less the shares that may be repurchased with the funds received from their exercise. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations for the years ended March 31, 2014, 2013 and 2012, respectively:

	Net income (Numerator)	Weighted Average Shares in thousands (Denominator)	Per-Share Amount
Year ended March 31, 2014:
Basic per share information	$37,755	15,795	$2.39
Effect of dilutive securities	-	890	(0.13)
Diluted per-share information	$37,755	16,685	$2.26

Year ended March 31, 2013:
Basic per share information	$34,193	15,381	$2.22
Effect of dilutive securities	-	777	(0.10)
Diluted per-share information	$34,193	16,158	$2.12

Year ended March 31, 2012:
Basic per share information	$27,704	15,086	$1.84
Effect of dilutive securities	-	850	(0.10)
Diluted per-share information	$27,704	15,936	$1.74

For the years ended March 31, 2014, 2013 and 2012, an aggregate of 4,949, 280,539 and 142,401 options, respectively, were excluded from the earnings per share calculation because their effect would be anti-dilutive.

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

At the Company’s Annual Shareholders’ Meeting on September 19, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). With the adoption of the 2013 Plan, no additional options may be granted under the Company’s 2010 Equity Incentive Plan (the “2010 Plan”). Subject to certain adjustments, the maximum number of shares of common stock that may be issued under the 2013 Plan in connection with awards is 750,000 shares. A total of 19,845 time and performance based options to purchase shares and awards of RSUs were outstanding at March 31, 2014 under the 2013 Plan.

The 2010 Plan permitted the granting of incentive stock options, non-qualified stock options and restricted stock units. Subject to certain adjustments, the maximum number of shares of common stock that may be issued under the 2010 Plan in connection with awards is 1,600,000 shares. With the adoption of the 2010 Plan, no further options may be granted under the Company’s other option plans. A total of 1,035,592, 827,161 and 467,773 options to purchase shares and awards of RSUs were outstanding at March 31, 2014, 2013 and 2012 respectively, under the 2010 Plan.

The 2008 Equity Incentive Plan (“2008 Plan”) permitted the granting of incentive stock options, non-qualified stock options and restricted stock units. Subject to certain adjustments, the maximum number of shares of common stock that could have been issued under the 2008 Plan in connection with awards was 1,400,000 shares. A total of 520,529, 692,459, and 874,830 options to purchase shares and awards of RSUs were outstanding at March 31, 2014, 2013 and 2012, respectively, under the 2008 Plan.

Options to purchase up to 1,000,000 shares of common stock could have been eligible to be granted under the Company’s 2006 Stock Option Plan (“2006 Plan”). A total of 429,088, 613,815 and 739,925 options to purchase shares were outstanding at March 31, 2014, 2013 and 2012, respectively, under the 2006 plan.

On July 28, 2003, the Board of Directors adopted the Measurement Specialties, Inc. 2003 Stock Option Plan (“2003 Plan”), which was approved by shareholders at the 2003 Annual Meeting on September 23, 2003. Options to purchase up to 1,000,000 common shares could have been eligible to be granted under the 2003 Plan, and 62,978, 105,308, and 223,960 stock options were outstanding at March 31, 2014, 2013, and 2012, respectively, under the 2003 Plan.

Options to purchase up to 1,500,000 shares of common stock could have been granted under the Company’s 1998 Stock Option Plan (“1998 Plan”), until its expiration on October 19, 2008. A total of 11,000, 21,372 and 28,372 options to purchase shares were outstanding at March 31, 2014, 2013 and 2012, respectively, under the 1998 Plan.

Stock-option awards are priced based on the closing price of the Company’s common stock on the award date, generally vest over three to five year requisite service periods using a graded vesting schedule or subject to performance targets established by the compensation committee, and expire no later than ten years from the date of grant. Options may, but need not, qualify as ‘incentive stock options’ under section 422 of the Internal Revenue Code. RSU awards included time-based restricted stock units (“Time-based Awards”) and performance-based restricted stock units (“Performance-based Awards”). Tax benefits are recognized upon nonqualified exercises and disqualifying dispositions of shares acquired by qualified exercises. There were no changes in the exercise prices of outstanding options, through cancellation and re-issuance or otherwise for 2014, 2013, or 2012. The number of shares remaining for future issuance under equity compensation plans totaled 730,155, 798,061, and 1,205,531, as of March 31, 2014, 2013, and 2012, respectively.

The following table summarizes the components of the Company’s stock-based compensation expense:

	Year ended March 31,
	2014	2013	2012
Stock options	$2,615	$3,662	$3,716
RSUs	4,759	1,071	548
Total	$7,374	$4,733	$4,264

The following table summarizes information on unvested RSUs at March 31, 2014 and activity during the year then ended:

		Weighted Average
	Number of RSUs	Grant-Date Fair Value
Unvested as of April 1, 2013	92,000	$32.05
Granted	355,045	48.48
Released	(24,248)	32.13
Forfeited	(1,500)	30.76
Unvested as of March 31, 2014	421,297	$45.90

A summary of stock options outstanding as of March 31, 2014 and changes during the year then ended is presented below:

	Number of outstanding shares exercisable		Weighted-Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
March 31, 2013	2,168,115	1,660,368	$20.55	$17.69
Granted at market	41,950
Forfeited	(19,700)
Expired	(1,900)
Exercised	(530,630)
March 31, 2014	1,657,835	1,394,777	$21.26	$19.14

The aggregate intrinsic value of options outstanding at March 31, 2014, was $77,245 with a weighted-average remaining contractual life of 4.22 years and a weighted average exercise price of $21.26. Of these options outstanding, 1,394,777 were exercisable and 1,634,392 were expected to vest with aggregate intrinsic values of $67,946 and $76,405, respectively. The weighted-average contractual life of options exercisable and options expected to vest was 3.5 and 0.1 years, respectively. The weighted average exercise price of options exercisable and options expected to vest was $19.14 and $21.10, respectively. The following table provides information related to options exercised during the years ended March 31, 2014, 2013, and 2012:

	2014	2013	2012
Cash received upon exercise of options	$10,417	$7,790	$8,973
Related tax benefit realized	$2,635	$1,329	$1,090

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model (graded vesting schedule with tranche by tranche measurement and recognition of compensation cost) with the following weighted-average assumptions:

	Years ended March 31,
	2014	2013	2012
Dividend yield	-	-	-
Expected volatility	46.0%	60.7%	66.0%
Risk free interest rate	0.5%	0.7%	0.9%
Expected term (in years)	3.2	4.4	4.4
Weighted-average grant-date fair value	$13.58	$15.48	$16.88

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

At March 31, 2014, there was $15,047 of unrecognized compensation cost not adjusted for forfeitures related to share-based payments, which is expected to be recognized over a weighted-average period of approximately 1.1 years.

Adjusted for estimated forfeitures, at March 31, 2014, there was $10,738 of unrecognized compensation cost related to share-based payments.

13. RESTRUCTURINGS AND ASSET HELD FOR SALE:

Restructurings: As part of the Company’s ongoing efforts to review its business for opportunities to reduce operating expenses and leverage core competencies, the Company evaluates and implements various restructurings to, among other things, improve operational efficiencies. To that end, the Company has substantially completed the restructuring to consolidate the Company’s manufacturing operation in Scotland to other MEAS sites and the Company has started to implement the restructuring to consolidate its U.S. operations in Dayton, Ohio, St. Marys, Pennsylvania, Shrewsbury, Massachusetts and Ham Lake, Minnesota to a new greenfield facility in Andover, Minnesota, as well as certain restructuring measures in Europe. Costs associated with these restructurings have and will include payments for severance charges, costs for termination of benefits and other related activities, in addition to possible contract terminations. The announcement to employees for the closure of the facility in Scotland was made in March 2013 and the announcements concerning the U.S. operations were made in February 2014. At March 31, 2014, the liability for estimated severance costs related to U.S. restructurings was approximately $84, and the Company expects restructurings cost to range from $2,500 to $3,000 through calendar 2015.

The following details the accrued restructuring reserves and activity at March 31, 2014:

	April 1, 2013	Restructuring costs	Payments	March 31, 2014
Restructuring in Scotland	$396	$895	$(1,291)	$-
Restructuring of U.S. operations	-	89	(5)	84
	$396	$984	$(1,296)	$84

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

The Company determined there were triggering events requiring an impairment analysis for asset held for sale for which the Company recorded impairment charges of $489 and $400 during the second quarter of fiscal 2013 and fourth quarter of fiscal 2012, respectively. The inputs utilized in the analysis are classified as Level 2 inputs within the fair value hierarchy as defined in the related accounting standards for fair value measurements and disclosures.

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

14. COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases certain property and equipment under non-cancelable operating leases expiring on various dates through March 2056. Expenses for leases that include escalated lease payments are recorded on a straight-line basis over that base lease period. Rent expense, including real estate taxes, insurance and maintenance expenses associated with net operating leases approximates $4,838 for 2014, $4,014 for 2013, and $4,421 for 2012. At March 31, 2014, total minimum rent payments under leases with initial or remaining non-cancelable lease terms of more than one year were:

	Years ending March 31,
	2015	2016	2017	2018	2019	Thereafter
Minimum operating lease rent payments	$4,095	$2,890	$1,996	$1,536	$1,169	$3,851

The Company is obligated under capital lease arrangements for certain equipment. At March 31, 2014 and 2013, the amount of equipment recorded in property and equipment under capital leases were $514 and $28, respectively.

Below is a schedule of future payments under capital leases:

	Years ending March 31,
	2015	2016	2017	2018	Total
Capital lease obligations	$239	184	91	$-	$514

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

Contingency: Exports of technology necessary to develop and manufacture certain of the Company’s products are subject to U.S. export control laws and similar laws of other jurisdictions, and the Company may be subject to adverse regulatory consequences, including government oversight of facilities and export transactions, monetary penalties and other sanctions for violations of these laws. In certain instances, these export control regulations may prohibit the Company from developing or manufacturing certain of its products for specific end applications outside the United States. In late May 2009, the Company became aware that certain of its piezo products when designed or modified for use with or incorporation into a defense article are subject the International Traffic in Arms Regulations ("ITAR") administered by the United States Department of State. Certain technical data relating to the design of the products may have been exported to China without authorization from the U.S. Department of State.  As required by the ITAR, the Company conducted a thorough investigation into the matter.  The Company has taken steps to strengthen our export compliance controls and procedures and in December 2009 filed a final voluntary disclosure with the U.S. Department of State relating to that matter, as well as to exports and re-exports of other ITAR-controlled technical data and/or products to Canada, India, Ireland, France, Germany, Italy, Israel, Japan, the Netherlands, South Korea, Spain and the United Kingdom, which disclosure have since been supplemented.

In early May 2014, the Company received notification from the U.S. Department of State’s Office of Defense Trade Controls Compliance, Enforcement Division that the agency had completed its review and closed the case without taking further action or imposing any civil penalty against the Company.

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

Geographic information for revenues based on country from which invoiced and long-lived assets based on country of location, which includes property, plant and equipment, but excludes intangible assets and goodwill, net of related depreciation and amortization follows:

	Year ended March 31,
	2014	2013	2012
Net Sales:
United States	$175,293	$133,016	$109,073
France	74,777	62,577	55,894
Germany	21,879	14,771	19,442
Ireland	29,686	28,153	28,621
Switzerland	24,223	16,933	18,373
Scotland	6,784	12,041	6,895
China	80,023	79,477	74,906
Total:	$412,665	$346,968	$313,204

Long Lived Assets:
United States	$11,138	$9,292	$7,375
France	19,780	17,940	16,962
Germany	4,592	2,937	3,294
Ireland	3,155	3,039	3,216
Switzerland	2,665	2,910	2,928
Scotland	70	342	323
China	35,853	27,869	26,386
Total:	$77,253	$64,329	$60,484

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

The following table details annual net sales invoiced from our facilities within the U.S. and outside of the U.S. and as a percentage of total net sales for the last three years, as well as net assets and the related functional currencies:

	For the years ended March 31,
	2014	2013	2012
Net sales:
U.S. facilities	$175,293	$133,016	$109,073
U.S. facilities % of sales	42%	38%	35%
Non-U.S. facilities	$237,372	$213,952	$204,131
Non-U.S. facilities % of sales	58%	62%	65%

Net assets:
U.S. dollar	$126,156	$103,211	$85,559
Chinese renminbi	26,943	28,755	28,063
Hong Kong dollar	123,186	103,620	91,413
Euro	50,550	38,160	31,226
Swiss franc	6,132	3,100	5,923
British pound	3,579	3,478	833

The Company is exposed to credit losses in the event of nonperformance by counter parties to its financial instruments. The Company places cash with various major financial institutions in the United States, Europe, Hong Kong, and China. Cash held in foreign institutions amounted to $44,604 and $26,649 at March 31, 2014 and 2013, respectively. The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy. Our emphasis is primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. Measurement Specialties (China) Ltd. and Measurement Specialties (Chengdu) Ltd are subject to certain Chinese government regulations, including currency exchange controls, which limit cash dividends and loans to MEAS (Asia) Limited and Measurement Specialties, Inc. Cash balances outside of the U.S. could be repatriated to the U.S., but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. The Company generally considers undistributed earnings of most of its foreign subsidiaries to be indefinitely reinvested outside the U.S., and no U.S. deferred taxes are recorded with respect to such earnings. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings. Repatriation of some foreign cash balances is restricted or prohibited by local laws.

Accounts receivable are primarily concentrated in the United States and Europe. At March 31, 2014 and 2013, accounts receivable in the United States totaled $28,217 and $22,676, respectively, and accounts receivable in Europe totaled $29,167 and $24,491, respectively. To limit credit risk, the Company evaluates the financial condition and trade payment experience of customers to whom credit is extended. The Company does not require customers to furnish collateral, though certain foreign customers furnish letters of credit. In addition, concentrations of credit risk arising from trade accounts receivable are limited due to the diversity of the Company’s customers. Notwithstanding these efforts, the continued distress in the global economy may increase the difficulty in collecting accounts receivable.

The Company manufactures the substantial majority of its non-temperature sensor products in the Company’s factories located at owned premises in Shenzhen, China. The Company also has a leased facility in Chengdu, China. Sensors are also manufactured at the Company’s United States leased facilities located in Virginia and California and at four of the Company’s facilities in France, Germany and Switzerland. The Company manufactures a significant portion of its temperature sensors at leased facilities in Ohio, China and in Ireland. A larger portion of the Company’s temperature sensors are manufactured by Betacera Inc., a Taiwanese-based contract manufacturer in China. Additionally, most of the Company’s products contain key components, which are obtained from a limited number of sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond the Company’s control, including, political, economic and legal uncertainties resulting from the Company’s operations outside the U.S.

Our largest customer, Sensata, is a large U.S. OEM automotive supplier, and accounted for approximately 10% of our net sales during fiscal 2014, 13% of our net sales during fiscal 2013, and 14% of our net sales during fiscal 2012. No other customers accounted for more than 10% of sales during the fiscal years ended March 31, 2014, 2013, and 2012. At March 31, 2014 and 2013, the trade receivable with our largest customer was approximately $3,177 and $3,820, respectively.

17. SUBSEQUENT EVENT:

On May 30, 2014, the Company acquired the capital stock of Wema Group Holdings AS (“Wema”), a company based in Norway and a leader in the design and manufacture of urea quality sensors for approximately $114,000 in cash from a combination of available cash on hand and from borrowings under the Company’s Senior Secured Credit Facility. As part of the Wema acquisition, the Company amended the Senior Secured Credit facility to, among other things, exercise the accordion feature, reset the accordion feature and adjust certain financial ratios. The Company is not able to provide additional disclosures concerning the acquisition of Wema due to the limited amount of time between the close of the acquisition and the filing of our Consolidated Financial Statements of the Company included in the Annual Report on Form 10-K.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Presented below is a schedule of selected quarterly operating results.

	First Quarter Ended June 30	Second Quarter Ended September 30	Third Quarter Ended December 31	Fourth Quarter Ended March 31
Year Ended March 31, 2014
Net sales	$100,512	$102,872	$104,416	$104,865
Gross profit	41,894	43,792	42,574	43,666
Net income	9,161	10,051	9,214	9,329
Earnings per share
EPS basic	0.59	0.64	0.58	0.59
EPS diluted	0.56	0.60	0.55	0.56
Year Ended March 31, 2013
Net sales	88,613	87,758	81,628	88,969
Gross profit	36,794	36,931	32,554	35,810
Net income	8,573	10,406	6,096	9,123
Earnings per share
EPS basic	0.56	0.68	0.40	0.59
EPS diluted	0.53	0.64	0.38	0.56

Earnings per share are computed independently for each of the quarters presented, on the basis described in Note 11. The sum of the quarters may not be equal to the full year earnings per share amounts. During the quarters ended September 30, 2012 and March 31, 2014, the Company repurchased 215,161 and 174,504, respectively, shares of MEAS common stock. During the quarter ended September 30, 2012, the Company recorded charges of $489 with the write-down of Assets held for sale. During the three months ended September 30, 2012, the Company recorded discrete income tax expense adjustments of approximately $853 as a reserve related to certain claw-back provisions for a tax holiday provided to MEAS Switzerland, the Company’s subsidiary in Switzerland, and during the quarter ended March 31, 2013, the Company recorded an income tax credit to release most of this reserve previously recorded. During the quarter ended December 31, 2012, the Company recorded discrete income tax credits of approximately $575 related to the refinement of the estimates between the preparation of the prior year tax provision and the filing of the prior year tax returns for, among other things, R&D tax credits and foreign tax credits related to the previous year. The Company recognized fair value of adjustments related to earn-outs for Eureka and Gentech as gains of approximately $3,722 and $662 for the quarters ended September 30, 2012 and March 31, 2013, respectively. The Company recognized fair value of adjustments related to earn-out for RTD as gains of approximately $1,053 and $108 for the quarters ended September 30, 2013 and December 31, 2013, respectively.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended March 31, 2014, 2013, and 2012

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts Describe		Deductions- Describe		Balance at End of Period
Year ended March 31, 2014
Deducted from asset accounts:
Allowance for doubtful accounts	$1,040	$(77)	$-		$(135	)(a)	$828
Inventory allowance	4,528	1,590	73	(d)	(1,406	)(b)	4,785
Valuation allowance for deferred taxes	66	-	-		(66	)(e)	-
Warranty Reserve	328	433	-		(426	)(c)	335
Year ended March 31, 2013
Deducted from asset accounts:
Allowance for doubtful accounts	$766	$303	$-		$(29	)(a)	$1,040
Inventory allowance	4,257	1,230	(9	)(d)	(950	)(b)	4,528
Valuation allowance for deferred taxes	213	(147)	-		-		66
Warranty Reserve	370	285	-		(327	)(c)	328
Year ended March 31, 2012
Deducted from asset accounts:
Allowance for doubtful accounts	$714	$142	$14	(d)	$(104	)(a)	$766
Inventory allowance	4,376	1,216	105	(d)	(1,440	)(b)	4,257
Valuation allowance for deferred taxes	142	71	-		-		213
Warranty Reserve	388	254	158	(d)	(430	)(c)	370

Notes:

(a) Bad debts written off, net of recoveries.

(b) Inventory sold or destroyed, production credit and foreign exchange.

(c) Costs of product repaired or replaced and foreign exchange.

(d) Recorded as part of purchase accounting.

(e) Amounts written off against reserve.

S-1