Form 10-K/A
period 2014-03-31
Measurement Specialties Inc
filed 2014-07-29
CIK 778734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(MARK ONE)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2014

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

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

At July 21, 2014, the number of shares outstanding of the Registrant’s common stock was 16,147,277.

- i -

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed with respect to the Annual Report of Measurement Specialties, Inc. (the “Company”, or “MEAS”, or “we” or “our”) on Form 10-K for the fiscal year ended March 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on June 3, 2014 (the “10-K”).

The 10-K omitted certain information required by Part III (Items 10 through 14) of Form 10-K, which had been contemplated to be incorporated by reference from the Company’s definitive Proxy Statement for its 2014 annual meeting of shareholders (the “Proxy Statement”), in reliance on General Instruction G(3) of Form 10-K. As the Proxy Statement is not expected to be filed within 120 days after the end of the Company’s 2014 fiscal year, the Company is filing this Amendment to provide the disclosures required by Part III pursuant to General Instruction G(3) of Form 10-K. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), portions of Items 10 through 14 of the 10-K, which were originally omitted and incorporated by reference to the Proxy Statement, have been amended to include this information. Additionally, the Company is filing this Amendment to amend and restate the Exhibit Index which is incorporated by reference in Part IV, Item 15 of the 10-K.

Except as described above, no other changes have been made to the 10-K. The 10-K continues to speak as of the date of the 10-K, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 10-K other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the 10-K and the Company’s other filings made with the SEC on or subsequent to June 3, 2014.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The names of the members of our board of directors (the “Board” or “Board of Directors”) and certain biographical information concerning each of them are set forth below:

Name	Age	Position
Frank Guidone	49	Chief Executive Officer, President and Director
R. Barry Uber	69	Director
Satish Rishi	54	Director
Kenneth E. Thompson	54	Director
Morton L. Topfer	77	Director

Frank D. Guidone has served as Chief Executive Officer since June 2002 and has been a Director since December 2002. Prior to his service with the Company, Mr. Guidone was a Managing Director/Principal of Corporate Revitalization Partners, a Dallas-based turnaround/crisis management consultancy firm, from 2000 to 2006, where he guided multiple companies through complex operational and balance sheet restructurings. Mr. Guidone has been a partner at Four Corners Capital Partners, a boutique private investment firm of which Mr. Guidone is a co-founder, since 1999, and where he retains interests in partnerships that acquired several private companies through leveraged buyouts. Prior to forming Four Corners, Mr. Guidone spent 13 years in management consulting with Andersen Consulting and George Group, Inc. Throughout his career, Mr. Guidone has worked with numerous solvent and insolvent companies, focusing on operational and financial restructurings. Mr. Guidone received a B.S. in mechanical engineering from The University of Texas at Austin. He is a member of the board of Port-A-Cool LLC, a private Texas-based company jointly owned by Four Corners and Rosewood Private Investments. In assessing Mr. Guidone’s qualifications to serve on the Company’s Board, our Directors considered his position, history and performance as our Chief Executive Officer and his extensive experience directly managing and consulting with various manufacturing and service companies, particularly in the areas of financial and business analysis, corporate development and operational improvements through lean manufacturing. Additionally, Mr. Guidone’s leadership and strategic vision has guided the Company down a path of consistent profitability after he became CEO. Mr. Guidone was also instrumental in building the Company organically and through acquisitions into a leading global sensor company. Mr. Guidone’s leadership experience gives him insight into business strategies, technology trends, acquisition strategy and financing, each of which represents key opportunities for the Company.

R. Barry Uber has been a Director since October 2003. Since 2005, Mr. Uber has been a partner of Coastal Capital Consultants, L.L.C., an investment firm. Mr. Uber was President and Chief Operating Officer of American Commercial Lines Inc. (formerly American Commercial Barge Line), a provider of marine transportation and manufacturing services and solutions, from July 2001 to July 2003. From 1998 to 2000, he served as President and Chief Executive Officer of North American Van Lines. Prior to joining North American Van Lines, Mr. Uber served for 30 years at Ingersoll-Rand Co. Inc., a diversified commercial products manufacturer, where he held increasingly responsible executive positions, last serving as Corporate Vice President and President of the Construction Machinery Equipment Group. Mr. Uber received a B.B.A. in business administration from Penn State University where he was awarded an Alumni Fellow Award in 1996. In assessing Mr. Uber’s qualifications to serve on the Company’s Board, our Directors considered his experience managing manufacturing companies, his extensive experience with mergers and acquisitions and his experience as chairman of the board of two private companies, Tread Corporation and Oneida Molded Plastics LLC.

Satish Rishi has been a Director since September 2005. Since April 2006, Mr. Rishi has served as Senior Vice President, Finance and Chief Financial Officer of Rambus, Inc., a designer of high-speed chip interfaces. From 2001 to April 2006, he served as Executive Vice President and Chief Financial Officer of Toppan Photomasks, Inc. (formerly DuPont Photomasks, Inc.), a global provider of photomask technology. During his career, Mr. Rishi has held senior financial management positions at semiconductor and electronics manufacturers. He served as Vice President and Assistant Treasurer at Dell Inc. from 1999 until 2001, and prior to his service at Dell, spent 13 years at Intel Corp., where he held financial management positions of increasing responsibility, both in the United States and overseas. His last position at Intel was Assistant Treasurer. Mr. Rishi received a B.S. with honors in Mechanical Engineering from Delhi College of Engineering, Delhi University, and an M.B.A. with a concentration in Finance from the Walter J. Hass School of Business, University of California, Berkeley. In assessing Mr. Rishi’s qualifications to serve on the Company’s Board, our Directors considered his extensive experience in the technology products manufacturing industry, and strategic planning experience with other technology and manufacturing companies, particularly in the areas of financial and business analysis and financial planning. In his prior and current roles, Mr. Rishi has had responsibility over all aspects of business planning, financial reporting, investor relations and information technology, which experience allows him to provide oversight over our financial reporting and planning processes. In addition, the determination by the Company’s Board of Directors that Mr. Rishi is an Audit Committee “financial expert” lends further support to his financial acumen and qualification for serving on the Board of Directors.

Kenneth E. Thompson has been a Director since November 2006. Since April 2011, Mr. Thompson has served as Executive Vice President, General Counsel and Corporate Secretary of Verisk Analytics, Inc., a provider of data, analytical tools and decision support services that help measure, manage and reduce risk. From October 2006 to March 2011 he served as Senior Vice President, General Counsel and Corporate Secretary of Verisk and its predecessor, Insurance Services Office, Inc. From January 1997 through September 2006, Mr. Thompson was a partner of McCarter & English, LLP, a law firm that provided legal services to the Company. Mr. Thompson received a B.A. in Political Science from the State University of New York at Stony Brook and a J.D. from Boston University School of Law. In assessing Mr. Thompson’s qualifications to serve on the Company’s Board, our Directors considered his extensive experience representing and advising manufacturing and technology companies, as well as his expertise in corporate governance, evaluation, oversight, and public company reporting gained as General Counsel of a public company.

Morton L. Topfer has been a Director since January 2002 and has been Chairman of the Board of Directors since January 2003. Mr. Topfer is Managing Director of Castletop Capital, L.P., an investment firm. He previously served at Dell, Inc., a global systems and services company, as Counselor to the Chief Executive Officer, from December 1999 to February 2002, and Vice Chairman, from June 1994 to December 1999. Mr. Topfer was a member of the Board of Directors of Dell from December 1999 to July 2004. Prior to joining Dell, Mr. Topfer served for 23 years at Motorola, Inc., where he held several executive positions, including CEO of a $5 billion segment of the company, and last served as Corporate Executive Vice President and President of the Land Mobile Products Sector. Mr. Topfer was conferred the Darjah Johan Negeri Penang State Award in July 1996 by the Governor of Penang for contributions to the development of the electronics industry in Malaysia. Mr. Topfer also served as a director for Staktek Technologies until December 31, 2005 and Advanced Micro Devices until July 2009. In assessing Mr. Topfer’s qualifications to serve on the Company’s Board, our Directors considered his extensive strategic planning experience with other technology and manufacturing companies, particularly in the areas of financial and business analysis, his extensive experience with electronics manufacturing in Asia, and his experience as a board member of several other public companies, including, in addition to those listed above, Bio-Reference Laboratories, Inc., Pharmacia & Upjohn, Inc., Bally Technologies, Inc. and Autodesk, Inc, and several private companies. Mr. Topfer holds honorary doctorate degrees from Brooklyn College and Polytechnic Institute of New York.

Executive Officers

The name, present position with the Company and age of each of the Company’s executive officers are set forth below. Officers are not appointed for fixed terms. Biographical information for our current officers who are not also members of the Board is set forth below:

Name	Age	Position
Frank Guidone	49	Chief Executive Officer, President and Director
Mark Thomson	46	Chief Financial Officer and Secretary
Glen MacGibbon	52	Executive Vice President
Joe Gleeson	40	Chief Operating Officer
Mitch Thompson	59	Chief Technology Officer
Jeffrey Kostelni	47	Treasurer and Vice President – Finance

Mark Thomson was appointed as Chief Financial Officer and Secretary of the Company effective April 2007. Prior to his appointment, Mr. Thomson held the position of Vice President and Chief Financial Officer of Allied Aerospace Industries, Inc., a provider of complex engineering solutions for aerospace & defense contractors and government agencies, since May 2002. Mr. Thomson served as the Senior Director of Finance & Accounting at the Launch Systems Group of Orbital Sciences Corporation, a designer and manufacturer of small space and rocket systems, from January 2001 to May 2002 and Group Controller from June 1998 to January 2001, prior to which he held financial management positions with several subsidiaries of Lockheed Martin, a global designer and manufacturer of aeronautics, electronic systems, information systems and space systems, from 1991 to 1998. Mr. Thomson is also a member of the board of directors of the Virginia Air & Space Center and serves on their finance and strategic planning committees. Mr. Thomson is a graduate of the Lockheed Martin Financial Management program, holds a MBA from the University of Nevada, Reno, a BA in Financial Economics from Saint Anselm College, and is a graduate of the Harvard Business School General Management program.

Glen MacGibbon has served as Executive Vice President since March 2009. Prior to that, he was Group Vice President – Pressure/Force since April 1, 2007, prior to which he served as Vice President, Global Sales and Marketing of our Sensor Products Division since March 1, 2005. Prior to that, he was Director of Global Sales & Marketing since joining the Company in 1998. Mr. MacGibbon joined Measurement Specialties through our 1998 acquisition of PiezoSensors from AMP Incorporated, where he held various sales management roles since 1989. Previously, he was working in both regional sales and technical support roles for the Riston Division of Dupont Electronics, a supplier of electronics and advanced display materials. Mr. MacGibbon holds a B.S. in Mechanical Engineering from Bucknell University, and an M.B.A. from Illinois Benedictine College.

Joe Gleeson was appointed Chief Operating Officer effective April 2014. Prior to that, he held the position of Regional Director of Operations – Europe since May 2010. Mr. Gleeson joined the Company through its 2006 acquisition of BetaTHERM, a designer and manufacturer of precision thermistors and customized probes used for temperature sensing, where he held operational and engineering management roles since 2001. Mr. Gleeson held process engineering positions with both Hewlett Packard and Leoni from 1997 to 2000. He holds a bachelor degree in production engineering from University of Limerick (Ireland).

Mitch Thompson was appointed Chief Technology Officer effective March 2011. Prior to that, he was Vice President – Technology since April 2008, having previously served as Global Engineering Director, Piezo Electric Products. Dr. Thompson joined Measurement Specialties through our 1998 acquisition of PiezoSensors from AMP Incorporated, a designer and manufacturer of sensor systems and applications, where he held various technical and management roles since 1986. He holds a B.S. in Meteorology and a M.S. in Mechanical Engineering from Penn State University and a Ph.D. in Mechanical Engineering from Drexel University.

Jeffrey Kostelni has served as Treasurer and Vice President of Finance since January 2008, having previously served as Vice President of Finance from November 2006 until January 2008, as Corporate Controller from May 2005 until November 2006, and as SEC and Technical Accounting Director from June 2004 until May 2005.  Prior to joining the Company, he was the Chief Financial Officer and Treasurer of Bontex, Inc., an international specialty fiberboard manufacturer, from 1994 to 2004, and held various positions in the audit department of Deloitte & Touche, a public accounting firm, from 1988 to 1993. Mr. Kostelni holds a Bachelor of Science degree in Accountancy from Villanova University and is a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during fiscal 2014, except that (i) Messrs. Topfer, Rishi, Uber and K. Thompson each had one late Form 4 filing reporting one transaction, (ii) John Arnold, a former director, had three late Form 4 filings reporting a total of four transactions, (iii) Joseph Gleeson had a late Form 3 filing reporting a total of four transactions, and (iv) Mark Thomson had two late Form 4 filings reporting a total of two transactions.

Code of Conduct

Information regarding our code of ethics is contained in Part I of the 10-K under the caption “Item 1. Business — Website Access.”

Audit Committee

Our Board has established a standing Audit Committee in accordance with NASDAQ rules and Section 10A of the Exchange Act and related SEC rules and regulations. The current members of the Audit Committee are Messrs. Rishi, K. Thompson, and Uber, with Mr. Rishi serving as Chairman of the Audit Committee. The Board has determined that each of these individuals meets the independence requirements of NASDAQ and SEC rules and regulations. The Board has also determined that each member of our Audit Committee is financially literate and that Mr. Rishi qualifies as an “audit committee financial expert” as defined by applicable SEC rules and regulations. Our Audit Committee Charter is published in the “Investor Relations” section of our website at www.meas-spec.com.

Shareholder Recommendations for Board Nominees

Our Nominating Committee evaluates and recommends to the Board of Directors the persons to be nominated for election as Directors at any meeting of shareholders, and the persons to be elected by the Board of Directors to fill any vacancy on the Board of Directors. The charter for our Nominating Committee is available to shareholders in the “Investor Relations” section of our website at www.meas-spec.com. We did not implement any changes to our process for shareholder recommendations of director nominees during fiscal year 2014.

Item 11. Executive Compensation

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with our management and based on the review and discussion, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment. The Board of Directors accepted the Compensation Committee’s recommendation. This report is made by the undersigned members of the Compensation Committee:

R. Barry Uber (Chair)

Morton L. Topfer

Kenneth E. Thompson

Compensation Discussion and Analysis

Through the following questions and answers, we explain the material elements of our compensation program in place for our Chief Executive Officer, Chief Financial Officer and the three most highly-compensated executive officers other than the Chief Executive Officer and Chief Financial Officer as of March 31, 2014 (collectively referred to as our “named executive officers”).

What are the objectives of our executive compensation programs?

Measurement Specialties, Inc. is a leader in the design, development and manufacture of sensors and sensor-based systems for original equipment manufacturers and end users, based on a broad portfolio of proprietary technologies. We operate in highly fragmented markets that are characterized by high levels of competition. We believe that we need qualified executive officers who are capable of independent thinking and responsible decision making in order to compete in the markets we serve. Under the direction of the Compensation Committee of our Board of Directors, we seek to compensate our named executive officers at levels that are competitive so that we may attract, retain and motivate highly capable executive officers. We also seek to design our compensation programs to align our named executive officers’ interests with those of our shareholders and, in doing so, build long-term value for our shareholders.

Our fiscal 2014 executive compensation, including base compensation and cash and equity incentive awards, reflect our efforts to realize the objectives of our executive compensation programs.

What are the principal components of our executive compensation programs?

Overview: The Company’s policy for compensating our named executive officers is intended to support the Company’s short-term and long-term goals by providing an appropriate mix of compensation elements to effectively balance short-term annual incentives that reward executives for current performance and the achievement of near-term goals with long-term incentives that reward executives for performance over a sustained period. To support this policy, our executive compensation programs consist of three principal components:

•	a base salary;
•	annual incentives; and
•	long-term equity incentive compensation.

We have selected programs that we believe are commonly used by public companies, both within and outside of our industry, because we believe commonly used programs are well understood by our shareholders, employees and analysts. We describe each of these principal components below.

Relationship of the principal components: The Compensation Committee exercises its judgment in making executive compensation decisions, and considers various factors within the overall framework of our executive compensation program. While we review each element of compensation individually and in the aggregate, we do not have a specific policy on the percentage of a named executive officer’s total compensation that should be “short-term” versus “long-term” nor do we have a specific policy on the percentage of total compensation that should be “cash” versus “equity.” We allocate the three principal components of our executive compensation programs in a manner that we believe optimizes each named executive officer’s contribution to the Company.

Base Salary: We believe base salaries provide basic compensation at a level that allows us to recruit and retain key executive talent. Base salaries are based on a combination of factors, primarily the performance of the executive, relative level of responsibility and experience, salaries of similarly situated executive officers at peer companies and, with respect to the base salaries of named executive officers other than our Chief Executive Officer, the recommendations of our Chief Executive Officer. Although our Compensation Committee annually reviews salaries of our named executive officers, our Compensation Committee does not automatically adjust base salaries if it concludes that adjustments to other components of the executive’s compensation would be more appropriate. In addition, the employment agreements that we have with certain of our named executive officers provide for fixed annual base salaries or minimum annual base salaries.

Annual Incentives: We have provided annual incentive opportunities to our named executive officers to motivate their performance in achieving our current year business goals. In setting the potential bonus level of a named executive officer, the Compensation Committee considers such factors as the executive officer’s individual performance and relative level of responsibility. Typically, we adopt an annual incentive compensation plan each year that establishes specifically identified payout opportunities dependent upon achieving pre-determined financial performance targets and personal performance objectives. When payments are made under our annual incentive compensation plan, they are made after the fiscal year-end results are finalized. Our Compensation Committee retains discretion to determine the portion of an actual accrued aggregate bonus amount that will be paid to our named executive officers, or to pay a bonus to our named executive officers notwithstanding that no amount was accrued in any year.

Long-Term Incentive Compensation: The Compensation Committee uses stock options and restricted stock units (“RSUs”) as an important part of the long-term incentive compensation program and believes such awards continue to be an effective way to link a named executive officer’s compensation to the performance of the Company and strengthen the alignment of management and shareholder interests. Awards are intended to encourage each of the named executive officers to achieve established performance goals, to continue in the employ of the Company, to enhance their incentive to perform at the highest level, and in general, to further the best interests of the Company and its shareholders.

Long-term incentive awards granted by the Compensation Committee consist of stock options and RSUs with time-based and, in fiscal year 2014, performance-based vesting criteria. The Compensation Committee believes that stock options and RSUs promote the objectives of our executive compensation program in the following ways:

•	Encourages officers to take a long-term view of our performance and promote stability within our executive ranks, facilitating realization of our long-term objectives to create shareholder value;
•	Given the long tenure of our named executive officers, each holds significant unexercised stock options and unvested RSUs that are expected to have significant value over the long term; and
•	Stock options and RSUs have been effective tools in overall compensation in recruiting, motivating and retaining skilled officers, and we believe they will continue to be effective tools over the long-term.

The number of stock options and RSUs subject to an award has been computed by taking into account the Company’s performance, the named executive officer’s individual performance, our retention objectives, and other factors. Additionally, a portion of the RSUs awarded to our named executive officers in June 2013 are subject to Company performance criteria as further described below under “Fiscal 2014 Executive Compensation – Long-Term Incentive Compensation.”

Stock options and RSUs are generally granted on the first day of the month following the day on which they are approved by the Compensation Committee. Stock options are priced at 100% of fair market value on the date of grant, which under our equity incentive plans is the closing market price of our common stock on the date of the grant. Named executive officers benefit from stock option grants only to the extent the price of our common stock appreciates above the exercise price of the stock options.

Other Benefits: In addition to the components of compensation discussed above, we also provide certain other benefits to our named executive officers to ensure that our executive compensation program remains competitive. These other benefits include 401(k) matching, and health, life and long-term disability insurance premiums. Our Compensation Committee reviews annually the dollar value of these other benefits to the named executive officers and the cost of providing these other benefits to the Company. However, such review does not influence the Compensation Committee’s decisions regarding the determination of the principal elements of a named executive officer’s current level of compensation.

What do we seek to reward and accomplish through our executive compensation programs?

We provide annual incentive opportunities primarily to provide performance incentives to our key employees to meet annual performance objectives. Our annual corporate objectives are measured by sales increases, net income, Adjusted EBITDA margins (defined as earnings before deduction of interest, taxes, depreciation, amortization, share-based compensation, foreign currency exchange gains and losses, and certain non-recurring items to sales) and other financial metrics of performance, such as working capital reductions. In the case of our Chief Executive Officer, our Compensation Committee has also taken into account the strategic direction he has provided the Company and his stewardship of the Company since the beginning of his involvement with the Company. We provide long-term incentive awards primarily to motivate and reward key employees over longer periods. Through vesting and forfeiture provisions that we include in awards of stock options and RSUs, we provide an additional incentive to executives to act in furtherance of our longer-term interests. An executive whose employment with us terminates before equity-based awards have vested because the executive chooses to leave, will generally forfeit the unvested portion of the award. As a result, the Compensation Committee believes that providing the named executive officers with compensation in the form of stock options and RSUs serves to encourage retention of the named executive officers.

How do we determine the amount of each principal component of compensation to our executives?

Our Compensation Committee exercises judgment and discretion in setting compensation for our named executive officers. The Compensation Committee exercises its judgment and discretion after it has reviewed peer company practices, evaluated the recommendations of our Chief Executive Officer with respect to named executive officers other than our Chief Executive Officer, and evaluated our corporate performance. See “To what extent do we benchmark and what are the benchmarks that we use?” below.

Our named executive officers (other than Steve Smith) each have an employment agreement with us that provides for, among other things, an annual base salary and an annual target bonus, thereby limiting the discretion of the Compensation Committee with respect to certain of their compensation, as well as certain post-employment severance payments. Mr. Smith announced his retirement as our Chief Operating Officer, effective as of April 1, 2014, and therefore, ceased to be an executive officer of the Company as of that date and his employment agreement with the Company terminated as of that date.

What is the role of our executive officers in the compensation process?

Our Compensation Committee meets periodically with our Chief Executive Officer to address executive compensation, including the rationale for our compensation programs and the efficacy of the programs in achieving our compensation objectives. The Compensation Committee also relies on our executive officers to evaluate compensation programs to assure that they are designed and implemented in compliance with laws and regulations, including SEC reporting requirements. The Compensation Committee relies on the recommendations of our Chief Executive Officer regarding the performance of individual named executive officers, other than the Chief Executive Officer. At meetings in fiscal 2014, the Compensation Committee received recommendations from our Chief Executive Officer regarding salary adjustments, annual incentive, and stock option and RSU awards for our named executive officers. The Compensation Committee believes that it is important for it to receive the input of the Chief Executive Officer on compensation matters since he is knowledgeable about the activities of our named executive officers and the performance of their duties and responsibilities, as well as their contributions to the growth of the Company and its business.

To what extent do we benchmark and what are the benchmarks that we use?

The Compensation Committee compares each element of total compensation and total compensation in the aggregate to compensation provided by peer groups of publicly-traded companies in the sensory devices and similar industries in evaluating the compensation of our named executive officers. The Compensation Committee typically uses peer group comparisons to assess the reasonableness of its executive compensation decisions in an effort to ensure that our compensation program remains competitive.

To assist the Compensation Committee in evaluating the competitiveness of the Company’s executive compensation program for fiscal year 2013, the Compensation Committee engaged Compensation Consulting Consortium, LLC (“3C Consulting”) to complete a market compensation analysis of total compensation for the positions held by our named executive officers as compared to a peer group of eighteen companies. The peer company group was limited by industry and based on annual revenue ranging from approximately one-half to 2.5 times that of the Company and market capitalization ranging from approximately one-third to 4.5 times that of the Company. The companies comprising the peer group were Nanometrics Incorporated, Faro Technologies, Inc., Vishay Precision Group, Inc., Mercury Computer Systems, Inc., X Rite Inc., IPG Photonics Corp., Cognex Corp., American Science & Engineering, Inc., Badger Meter, MTS Systems Corp., II-VI Inc., Analogic Corporation, Newport Corp., Park Electrochemical Corp., CTS Corporation, ESCO Technologies, Inc., OSI Systems, Inc., and Stoneridge, Inc. 3C Consulting’s analyses included the following data collected from the proxy statements of the peer group companies: (i) base salary, (ii) annual incentive compensation and (iii) long-term incentive compensation including expected value of stock options. In May 2013, 3C Consulting completed a second market compensation analysis of total compensation for the positions held by our named executive officers that was used to set executive compensation levels for fiscal 2014. The May 2013 analysis included a peer group of nineteen companies, removing from the list above X Rite, Inc., which was acquired by a larger company, and adding MKS Instruments, Inc. and Multi-Fineline Electronics, Inc., based on these companies fitting within the peer group definition.

The Board of Directors has adopted a written charter setting forth the functions of the Compensation Committee. This charter is available to shareholders in the “Investor Relations” section of our website at www.meas-spec.com. Under its charter, our Compensation Committee has the sole authority to retain third party compensation consultants or other advisors to assist the Compensation Committee in evaluating director, chief executive officer or senior executive compensation, and the sole authority to approve the fees and other retention terms, and oversee the work of, such consultants or other advisors. As discussed above, 3C Consulting prepared a market compensation analysis that was used by the Compensation Committee in setting executive compensation for fiscal 2014. The Compensation Committee considered the independence of 3C Consulting and determined that 3C Consulting is independent based on the independence factors listed in Nasdaq Rule 5605(d)(3) and that the work performed by 3C Consulting does not raise any conflicts of interest.

We aim to provide total target compensation for our Chief Executive Officer that approximates the 65th percentile compared to total target compensation for chief executive officers at companies in our industry and of similar size based on data from published surveys. The Board of Directors believes that providing our Chief Executive Officer with total target compensation that approximates the 65th percentile of the peer group is appropriate given his leadership and role in the growth in sales and profitability that we have experienced over the past several fiscal years.

What specific items of corporate performance do we take into account in setting compensation policies and making compensation decisions?

Our corporate performance primarily impacts the annual incentives and long-term incentive compensation that we provide our named executive officers. We use or weight items of corporate performance differently in our annual incentive awards and long-term compensation awards and some items are more determinative than others.

Goals for named executive officers in fiscal 2014 varied because the scope of responsibility and authority of named executive officers differ. Goals are generally developed around metrics tied to our growth, profitability and cash flow, including increases in revenue, decreases in expenses, completion of developments in accordance with budgets and timelines, execution of acquisitions in accordance with targets, enhanced operational efficiencies and development of additional opportunities for our long-term growth.

How do we determine when awards are granted, including awards of equity-based compensation?

Historically, our Compensation Committee has awarded annual bonuses in the quarter following the fiscal year end. The Compensation Committee makes an annual grant of stock options and/or RSUs following review of pertinent financial information and industry data. In addition, the Compensation Committee conducts a thorough review of stock option and RSU awards and grant procedures annually. In the case of newly-hired executive officers or promotions, the Compensation Committee has made awards simultaneous with the executive’s hire or promotion date. The date on which the Compensation Committee has met has varied from year to year, primarily based on the schedules of Compensation Committee members and the timing of compilation of data requested by the Compensation Committee.

What factors do we consider in decisions to increase or decrease compensation materially?

Historically, we have generally not decreased the base salaries of our named executive officers or materially reduced their annual incentive compensation targets. Annual incentive compensation may vary since the amount awarded to a named executive officer depends in part upon his individual performance. As a result, total compensation is effectively decreased if individual or Company performance falls short of expectations. The factors that we consider in decisions to increase compensation include the individual performance of the executive and our corporate performance, as discussed above. In recent years, annual incentive compensation has generally been tied to achievement of Adjusted EBITDA margin as a percentage of sales. For additional discussion of the terms of our fiscal 2014 bonus plan, see below under “Fiscal 2014 Executive Compensation – Annual Incentive Compensation.”

To what extent does our Compensation Committee consider amounts accumulated or potentially realizable from prior compensation in setting current compensation?

The primary focus of our Compensation Committee in setting executive compensation is the named executive officer’s current level of compensation. Although the Compensation Committee reviews accumulated or potentially realizable compensation, including from previously granted equity awards, such review generally does not influence the Compensation Committee’s decisions regarding the determination of a named executive officer’s current level of compensation. This reflects the Compensation Committee’s view that a named executive officer’s compensation level should reflect the executive’s performance, the Company’s performance and the executive’s contribution to the Company’s performance. The Compensation Committee further believes that reducing a named executive officer’s annual direct compensation based on the value of accumulated or potentially realizable compensation would weaken the competitiveness of the Company’s compensation program and make it more difficult to attract and retain key executive talent.

What are our equity or other security ownership requirements for executives?

We provide our named executive officers with a commensurate portion of their total compensation in the form of stock options and RSUs, which are intended to reward performance that enhances value for all of our shareholders and strengthen the alignment of management and shareholder interests. We generally believe that our named executive officers should be able to share in the value they create for all of our shareholders throughout their careers with us. Therefore, we do not maintain minimum share ownership requirements for our named executive officers.

Stock options and RSUs granted by the Compensation Committee generally include time-based vesting criteria. Additionally, a portion of the RSUs awarded to our named executive officers in June 2013 are subject to Company performance criteria as further described below under “Fiscal 2014 Executive Compensation – Long –Term Incentive Compensation.”

Why have we entered into agreements with executive officers that provide for post-employment payments, including following a change-in-control?

The employment agreements with our named executive officers (other than Mr. Smith, whose employment agreement with us terminated as of April 1, 2014) provide for post-employment severance if we terminate the applicable executive prior to the expiration of the stated employment term without “cause” or if the executive terminates for “good reason” (in each case as defined in the executive’s employment agreement and summarized below). We believe this approach provides us with the flexibility to terminate the applicable executive at any time and for any reason while providing the executive with the benefit of his or her bargained for compensation. The Company’s obligations under these agreements would be assumed by a successor to the Company following a “change in control” (as defined in the executive’s employment agreement and summarized below). We believe it is in our best interest to have agreements with our named executive officers that maintain their focus on, and commitment to, us notwithstanding a potential merger or other change of control. The terms of these employment agreements, including the compensation payable thereunder, were based on our review of the market for key executive talent at the time of hiring and negotiations with the named executive officer. Additionally, these agreements contain confidentiality and non-competition provisions. For further details on the post-employment severance payable to our named executive officers, see “—Potential Payments on Termination or Change in Control” below.

Do we have a policy regarding the recovery of awards or payments if corporate performance measures upon which awards or payments are based are restated or adjusted in a manner that would reduce the size of an award or payment?

Historically, we did not have a policy that provided for recovery of an award if a performance measure used to calculate the award was subsequently adjusted in a manner that would have reduced the size of the award. However, in July 2013 the Company’s Board of Directors adopted, and our shareholders approved at the Company’s 2013 Annual Meeting, the Performance Incentive Plan (the “Performance Incentive Plan”). The Performance Incentive Plan provides that in the event our Board of Directors determines that a material restatement of the Company’s financial results for any of the three prior fiscal years for which audited financial statements have been prepared is required due to material noncompliance by the Company with any financial reporting requirement under applicable securities laws and a participant’s award amount would have been lower had the results been properly calculated, the Compensation Committee will consider such factors related to the restatement as it deems appropriate and has the authority, at its discretion, to obtain reimbursement from the participant. In addition, the Compensation Committee would take such other actions as it believes appropriate relating to any such restatement, including potentially seeking recovery of other compensation paid based on the incorrect results.

How do accounting considerations impact our compensation practices?

Accounting consequences are not a material consideration in designing our compensation practices. Under FASB ASC Topic 718, the compensation cost recognized for an award classified as an equity award is fixed for the particular award and, absent modification, is not revised with subsequent changes in market prices of our common shares or other assumptions used for purposes of the valuation.

How do tax considerations impact our compensation practices?

Prior to implementation of a compensation program and awards under the program, we evaluate the federal income tax consequences, both to us and to our executives, of the program and awards. In certain cases, we have adjusted the form or manner of some of our compensation programs in light of tax planning considerations.

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) limits our tax deduction each year for compensation to each of our Chief Executive Officer and our three other highest paid executive officers (excluding the Chief Financial Officer) to $1 million unless, in general, the compensation is paid under a plan that is performance-related, non-discretionary and has been approved by our shareholders (such as stock options and RSUs that are subject to certain performance criteria). Previously, Section 162(m) has not had a significant impact on our compensation programs. Going forward, Section 162(m) may impact the Company and the Performance Incentive Plan will permit the Company to potentially avoid application of certain Section 162(m) tax deduction limitations pursuant to a qualified performance-based compensation exception under Section 162(m). In any event, we will generally continue to seek to maximize the tax deductibility of compensation payments to our named executive officers. We may, however, authorize payments that may not be fully tax deductible, and we reserve the flexibility to do so.

We also seek to structure compensation in a manner intended to avoid the incurrence of any additional tax, interest or penalties under Section 409A of the Code. We make no representations or warranty, however, that recipients of any payments, compensation or other benefits will not incur additional tax, interest or penalties under Section 409A of the Code.

How do risk considerations impact our compensation practices?

While risk-taking is a necessary part of growing a business, the Compensation Committee believes that the Company’s executive compensation program supports the objectives described above without encouraging inappropriate or excessive risk-taking. In reaching this conclusion, the Compensation Committee considered in particular the following attributes and risk-mitigation features of our program:

•	Our program’s emphasis on long-term, equity-based compensation, which discourages risk-taking that produces positive short-term results at the expense of building long-term shareholder value;
•	The balance between stock options and RSUs, which on a combined basis results in what we believe is an appropriate degree of leverage;
•	Our program’s use of a time horizon over which our executives realize their compensation consistent with achieving long-term shareholder value; and
•	Our annual cash incentive plan, which encourages annual performance that sustains rather than detracts from future performance.

Non-Binding Advisory Say on Pay Proposal and Recent Changes in Compensation Practices

In September 2013, our shareholders overwhelmingly approved the compensation of the Company's named executive officers, with 13,126,645 shares voted in favor of approving such compensation, 99,993 shares voted against and 117,414 shares abstaining. In addition, 1,410,063 shares held by brokers were not voted with respect to this proposal. The Compensation Committee interpreted these results as a validation of the structure of our pay-for-performance compensation program and determined to retain our general approach to executive compensation.

Fiscal 2014 Executive Compensation

Base Salaries

In making base salary decisions for fiscal 2014 for our named executive officers, the Compensation Committee considered (1) the terms of the named executive officer’s employment agreement, (2) the performance of the named executive officer, (3) his level of responsibility and experience, (4) overall Company performance levels, and (5) compensation levels of executives of peer companies. The relative weight given to each of these factors varied by position and individual and was within the sole discretion of the Compensation Committee. As noted above, although the Compensation Committee reviews base salaries annually, it does not automatically adjust base salaries on an annual basis.

In June 2013, our Compensation Committee reviewed the base salaries of Messrs. Guidone, Thomson, MacGibbon, Thompson and Smith and, based on this review, increased their base salaries to $550,000, $320,000, $260,000, $220,000 and $250,000, respectively, effective November 1, 2013. Mr. Thompson’s base salary was increased to $237,600 effective July 21, 2014.

Annual Incentive Compensation

2014 Bonus Plan

For fiscal 2014, we adopted the fiscal year 2014 Bonus Plan (the “2014 Bonus Plan”). The 2014 Bonus Plan determined the amount of annual incentive compensation to be awarded to the named executive officers and certain other eligible employees of the Company. The 2014 Bonus Plan established an aggregate target bonus amount for fiscal year 2014 of $5.0 million (the “2014 Aggregate Target Bonus”). Pursuant to the 2014 Bonus Plan, the Company would accrue an aggregate bonus amount only if the Company’s fiscal 2014 EBITDA margin as a percentage of sales (excluding the bonus accrual) (“2014 EBITDA Margin”) exceeded 18.5%. The actual aggregate bonus amount would be based on the amount by which the Company’s fiscal 2014 EBITDA (excluding the bonus accrual) exceeded the EBITDA (excluding the bonus accrual) that would have resulted if 2014 EBITDA Margin at such level of sales were equal to 18.5% (the “2014 Excess Amount”). Under the 2014 Bonus Plan, the following amounts would be accrued to the aggregate bonus amount: (i) 50% of the 2014 Excess Amount up to a maximum accrual equal to the 2014 Aggregate Target Bonus, plus (ii) 20% of the 2014 Excess Amount above the Aggregate Target Bonus. The actual aggregate bonus amount accrued by the Company under the 2014 Bonus Plan would be subject to adjustment by the Compensation Committee following the end of the Company’s 2014 fiscal year to determine the amount (if any) that would actually be paid.

The Compensation Committee determined the portion of an actual accrued aggregate bonus amount under the 2014 Bonus Plan that would be paid to the Company’s Chief Executive Officer, and determined, in consultation with the Company’s Chief Executive Officer, the amount that will be paid to the other named executive officers and other eligible employees of the Company. For fiscal 2014, the Company’s 2014 EBITDA Margin as a percentage of sales exceeded 18.5% and a total of $4.1 million was earned based on the Company’s performance. For the Company’s named executive officers, the Compensation Committee determined that 30% of the total bonus award earned would be paid in the common stock of the Company and 70% would be paid in cash.

Long-Term Incentive Compensation

For fiscal 2014, the Compensation Committee considered the following factors in determining the size of each RSU grant awarded to each named executive officer:

•	the executive officer’s individual performance;
•	the executive officer’s potential future contributions to the Company and level of responsibility;
•	retention issues and concerns; and
•	the cost of the awards to the Company.

Based on the foregoing, in June 2013, the Compensation Committee approved awards of time-based restricted stock units (“Time-based Awards”) and performance-based restricted stock units (“Performance-based Awards”) in accordance with the Company’s 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”) to certain executives. The purpose of these awards was to provide members of management the opportunity for additional stock compensation in recognition of the positive performance of the Company and its stock price and as an important retention tool in light of actual compensation levels in recent years in comparison to the Company’s executive compensation peer group. The Performance-based Awards also are intended to link a portion of equity compensation to the continued achievement of operating cash flow performance, a criterion the Compensation Committee believes has a strong potential to impact longer-term shareholder value creation. Each award, in addition to being subject to customary terms and conditions as set forth in the 2010 Equity Incentive Plan, is subject to specified vesting conditions summarized below and represents a contingent right to receive an amount of the Company’s common stock at a future date.

The Time-based Awards are scheduled to vest based solely on service over a 4-year period, with one-fourth (1/4) of the number of Time-based Awards granted to each recipient vesting on each of July 1, 2014, 2015, 2016, and 2017. The Performance-based Awards will vest, if at all, on July 1, 2018 if the Company’s Net Cash Provided by Operating Activities, as reported in the Company’s consolidated statement of cash flows filed with the SEC or, if such financial statements are not available at the time of determination, as otherwise disclosed in a press release by the Company (the “Net Cash Provided by Operating Activities”) for at least one of the fiscal years ending March 31, 2014, 2015, 2016, 2017 or 2018, exceeds the Company’s Net Cash Provided by Operating Activities for the fiscal year ended March 31, 2013. Following March 31, 2014 the Compensation Committee certified that the performance condition applicable to the Performance-based Awards had been attained. See the “Grants of Plan-Based Awards in Fiscal Year 2014” table below for information on the equity awards granted to the named executive officers in fiscal 2014.

Subsequent Events

Our Merger with TE Connectivity Ltd.

On June 18, 2014, the Company and TE Connectivity Ltd. (“TE”) entered into an agreement and plan of merger (the “Merger Agreement”) pursuant to which TE agreed to acquire the Company through a merger of an indirect wholly owned subsidiary of TE with and into the Company (the “Merger”). The Merger Agreement provides for payment to the Company’s shareholders of consideration at a price of $86.00 in cash per share of Company common stock (the “Merger Consideration”). For further information regarding the Merger, see “Background to the Merger” in the Definitive Proxy Statement filed by the Company on July 24, 2014.

Treatment of Our Equity Awards in the Merger

The Merger Agreement provides that our named executive officers’ equity-based awards (and those of our directors and other employees) will be treated as set forth below in connection with the Merger. For further information regarding the treatment of our equity awards in the Merger, see “Summary—Treatment of Options, Restricted Share Units and Other Equity-Based Awards” in the Definitive Proxy Statement filed by the Company on July 24, 2014.

Vested Stock Options and Restricted Share Units

Stock options and RSUs that are already vested prior to the effective time of the Merger or are not yet vested prior to the effective time of the Merger but the vesting of which will fully accelerate at such time will be treated as follows:

•	Each outstanding stock option to acquire Company common stock that is vested and exercisable as of the effective time of the Merger will be cancelled and converted into a right to receive the Merger Consideration less the applicable exercise price of such vested option; and

•	Each award of RSUs that is outstanding and vested immediately prior to the effective time of the Merger will automatically convert into a right to receive the Merger Consideration.

Unvested Stock Options and Restricted Share Units

Stock options and RSUs that are not vested prior to the effective time of the Merger and the vesting of which will not accelerate at such time will be treated as follows:

•	Each outstanding stock option to acquire Company common stock that is not vested or exercisable as of the effective time of the Merger will be canceled in exchange for the opportunity to receive the Merger Consideration less the applicable exercise price of such unvested option; and

•	Each award of RSUs that is outstanding and not vested immediately prior to the effective time of the Merger will be cancelled in exchange for the opportunity to receive the Merger Consideration.

The cash amounts for each unvested option or RSU will be payable to the applicable holder on the date(s) on which such award was scheduled to become vested pursuant to the terms of the applicable award agreement in effect as of the date of the Merger Agreement, subject to such holder’s continued employment with the Company or any of its affiliates until such award becomes vested. However, if at any time prior to the final scheduled vesting date of such award, the employment of such holder is terminated by the Company or any of its affiliates without “cause” (as defined in the Merger Agreement), the remaining unpaid cash amount will be paid to such holder within 30 days after such termination. If the employment of such holder terminates for any other reason prior to such final scheduled vesting date, any unpaid portion of such amount will be forfeited.

Treatment of Our Bonus Plans in the Merger

For fiscal 2015, we adopted the fiscal year 2015 Incentive Program (the “2015 Bonus Plan”) under the Performance Incentive Plan. Subject to the terms and conditions of the Merger Agreement as noted below, the 2015 Bonus Plan determines the amount of annual incentive compensation to be awarded to the Company’s named executive officers and certain other eligible employees of the Company. The 2015 Bonus Plan establishes an aggregate target bonus amount for fiscal year 2015 of $5.0 million (the “2015 Aggregate Target Bonus”). Pursuant to the 2015 Bonus Plan, the Company will accrue an aggregate bonus amount only if the Company’s fiscal 2015 Adjusted EBITDA margin as a percentage of net sales (excluding the bonus accrual) (“2015 Adjusted EBITDA Margin”) exceeds 18.5%. The actual aggregate bonus amount will be based on the amount by which the Company’s fiscal 2015 Adjusted EBITDA (as defined under the Performance Incentive Plan and excluding the bonus accrual) exceeds the Adjusted EBITDA (excluding the bonus accrual) that would have resulted if the 2015 Adjusted EBITDA Margin at such level of net sales were equal to 18.5% (the “2015 Excess Amount”). Under the 2015 Bonus Plan, the following amounts will be accrued to the aggregate bonus amount: (i) 50% of the 2015 Excess Amount up to a maximum accrual equal to the 2015 Aggregate Target Bonus, plus (ii) 20% of the 2015 Excess Amount above the 2015 Aggregate Target Bonus. The foregoing summary of the 2015 Bonus Plan reflects the Compensation Committee’s decision in April 2014.

Under the terms of the Merger Agreement, the performance period for all our annual cash bonus plans (including the 2015 Bonus Plan) will end on the later of September 30, 2014 or the date of the closing of the Merger, and following such time, TE will pay to each employee of the Company who participates in such plans and who continues employment with the surviving corporation a cash bonus for such shortened performance period. For further information regarding the payment of annual cash bonuses in connection with the Merger, see “The Merger Agreement—Employee Benefits and Service Credit” in the Definitive Proxy Statement filed by the Company on July 24, 2014.

Executive Compensation Tables

Summary Compensation. The following table contains summary information concerning the annual compensation for our named executive officers for the fiscal years ended March 31, 2014, March 31, 2013 and March 31, 2012:

Name and Principal Position	Year	Salary ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($) (3)		Total ($)
Frank Guidone, President and Chief Executive Officer	2014	522,855	1,920,800	—	500,000	(4)	24,774	(5)	2,968,429
	2013	500,000	704,440	—	—		17,788	(6)	1,222,228
	2012	484,615	202,118	—	—		17,326	(7)	704,059
Mark Thomson, Chief Financial Officer	2014	298,308	1,200,500	—	200,000	(8)	22,264	(9)	1,721,072
	2013	275,385	288,180	—	—		15,278	(10)	578,843
	2012	260,385	65,012	—	—		15,105	(11)	340,502
Glen MacGibbon, Executive Vice President	2014	254,577	720,300	—	115,000	(12)	23,110	(13)	1,112,987
	2013	246,923	256,160	—	—		16,110	(14)	519,193
	2012	236,923	70,690	—	—		15,588	(15)	323,201
Mitch Thompson, Chief Technology Officer	2014	208,069	960,400	—	110,000	(16)	20,440	(17)	1,298,909
	2013	194,000	240,150	—	—		—		434,150
	2012	181,923	41,374	—	—		—		223,297
Steve Smith, Former Chief Operating Officer	2014	239,154	384,160	—	105,000	(18)	22,558	(19)	750,872
	2013	228,462	240,150	—	—		13,958	(20)	482,570
	2012	221,923	55,921	—	—		13,738	(21)	291,582

(1)	The amounts in this column reflect the actual amounts of salary paid to our named executive officers in fiscal 2014, and reflect the increase in each executive's base salary, effective as of November 1, 2013. For further details, see “—Fiscal 2014 Executive Compensation—Base Salaries” above.
(2)	Reflects the aggregate grant date fair value of stock options and restricted stock units granted during the fiscal year calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The actual value, if any, realized by our named executive officers for these awards is a function of the value of the underlying shares if and when these awards vest and, in the case of the Performance-based Awards, the attainment of the applicable performance condition. The amounts for the Performance-based Awards granted in June 2013 were calculated based on the probable outcome of the performance condition as of the grant date, consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC Topic 718, excluding the effect of estimated forfeitures. Following March 31, 2014 the Compensation Committee certified that the performance condition applicable to the Performance-based Awards had been attained. For a more detailed discussion on assumptions used to calculate the fair value of our awards, refer to Notes 2 and 12 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

(3)	Excludes perquisites and other personal benefits unless the aggregate amount of such compensation exceeds $10,000.
(4)	Represents annual incentive compensation award of $350,001 in cash and 2,357 shares of the Company’s common stock valued at $149,999 earned in fiscal 2014 but paid in June 2014.
(5)	Represents reimbursement of dental expenses of $627, reimbursement of medical expenses of $6,140, payment of disability insurance premium of $3,982 and employer matching contribution of $14,025 under the Company’s 401(k) plan.
(6)	Represents reimbursement of dental expenses of $579, reimbursement of medical expenses of $5,727, payment of disability insurance premium of $3,982 and employer matching contribution of $7,500 under the Company’s 401(k) plan.
(7)	Represents reimbursement of dental expenses of $532, reimbursement of medical expenses of $5,530, payment of disability insurance premium of $3,914 and employer matching contribution of $7,350 under the Company’s 401(k) plan.
(8)	Represents annual incentive compensation award of $139,987 in cash and 943 shares of the Company’s common stock valued at $60,013 earned in fiscal 2014 but paid in June 2014.
(9)	Represents reimbursement of dental expenses of $627, reimbursement of medical expenses of $6,140, payment of disability insurance premium of $1,472 and employer matching contribution of $14,025 under the Company’s 401(k) plan.
(10)	Represents reimbursement of dental expenses of $579, reimbursement of medical expenses of $5,727, payment of disability insurance premium of $1,472 and employer matching contribution of $7,500 under the Company’s 401(k) plan.
(11)	Represents reimbursement of dental expenses of $532, reimbursement of medical expenses of $5,530, payment of disability insurance premium of $1,693 and employer matching contribution of $7,350 under the Company’s 401(k) plan.
(12)	Represents annual incentive compensation award of $80,507 in cash and 542 shares of the Company’s common stock valued at $34,493 earned in fiscal 2014 but paid in June 2014.
(13)	Represents reimbursement of dental expenses of $627, reimbursement of medical expenses of $6,140, payment of disability insurance premium of $2,466 and employer matching contribution of $13,876.92 under the Company’s 401(k) plan.
(14)	Represents reimbursement of dental expenses of $579, reimbursement of medical expenses of $5,727, payment of disability insurance premium of $2,466 and employer matching contribution of $7,338 under the Company's 401(k) plan.
(15)	Represents reimbursement of dental expenses of $532, reimbursement of medical expenses of $5,530, payment of disability insurance premium of $2,488 and employer matching contribution of $7,038 under the Company's 401(k) plan.
(16)	Represents annual incentive compensation award of $76,971 in cash and 519 shares of the Company’ common stock valued at $33,029 earned in fiscal year 2104 but paid in June 2014.
(17)	Represents reimbursement of dental expenses of $627, reimbursement of medical expenses of $6,140, payment of disability insurance premium of $2,504 and employer matching contribution of $11,169.23 under the Company’s 401(k) plan.
(18)	Represents annual incentive compensation award of $73,498 in cash and 495 shares of the Company’s common stock valued at $31,502 earned if fiscal year 2014 but paid in June 2014.
(19)	Represents reimbursement of dental expenses of $242, reimbursement of medical expenses of $3,017, payment of disability insurance premium of $6,395 and employer matching contribution of $12,903.85 under the Company’s 401(k) plan.
(20)	Represents reimbursement of dental expenses of $56, reimbursement of medical expenses of $688, payment of disability insurance premium of $6,395 and employer matching contribution of $6,819 under the Company’s 401(k) plan.
(21)	Represents payment of disability insurance premium of $7,150 and employer matching contribution of $6,588 under the Company's 401 (k) plan.

Grants of Plan-Based Awards in Fiscal Year 2014. The following table contains information related to (i) the grant of RSUs under the 2010 Equity Incentive Plan during the fiscal year ended March 31, 2014 to our named executive officers, and (ii) annual incentive compensation earned by our named executive officers during the fiscal year ended March 31, 2014 and awarded in shares of the Company’s common stock during the fiscal year ending March 31, 2015. There were no other equity awards granted to our named executive officers during the fiscal year ended March 31, 2014.

Name	Award Type or Opportunity	Grant Date	Date of Compensation Committee Meeting at which Grant was Approved	All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards ($)(1)

Frank Guidone	RSU	7/1/2013	6/27/2013	40,000	(2)(4)	1,920,800
	AIP (3)	6/2/2014	5/28/2014	2,357		149,999
Mark Thomson	RSU	7/1/2013	6/27/2013	25,000	(2)(5)	1,200,500
	AIP (3)	6/2/2014	5/28/2014	943		60,013
Glen MacGibbon	RSU	7/1/2013	6/27/2013	15,000	(2)(6)	720,300
	AIP (3)	6/2/2014	5/28/2014	542		34,493
Mitch Thompson	RSU	7/1/2013	6/27/2013	20,000	(2)(7)	960,400
	AIP (3)	6/2/2014	5/28/2014	519		33,029
Steve Smith	RSU	7/1/2013	6/27/2013	8,000	(2)(8)	384,160
	AIP (3)	6/2/2014	5/28/2014	495		31,502

(1)	Reflects the aggregate grant date fair value of restricted stock units granted during the 2014 fiscal year, and the awards granted during the 2015 fiscal year related to annual incentive compensation earned in the 2014 fiscal year, calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The amounts in this column for Performance-based Awards were calculated based on the probable outcome of the Net Cash Provided by Operating Activities performance condition as of the grant date, consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC Topic 718, excluding the effect of estimated forfeitures. The actual value, if any, realized by our named executive officers for these awards is a function of the value of the underlying shares if and when these awards vest and, in the case of the Performance-based Awards, the attainment of the applicable performance condition. Following March 31, 2014 the Compensation Committee certified that the performance condition applicable to the Performance-based Awards had been attained.
(2)	These amounts reflect the number of shares of the Company’s common stock underlying Time-based Awards and Performance-based Awards granted during fiscal 2014. For the Performance-based Awards, the amounts reflect the number of shares that will vest, if at all, on July 1, 2018 if the Company’s Net Cash Provided by Operating Activities for at least one of the fiscal years ending March 31, 2014, 2015, 2016, 2017 or 2018, exceeds the Company’s Net Cash Provided by Operating Activities for the fiscal year ended March 31, 2013. For a discussion of the vesting of these awards, see above under “Fiscal 2014 Executive Compensation – Long –Term Incentive Compensation.”
(3)	Represents annual incentive compensation earned for fiscal year 2014 awarded in shares of the Company’s common stock in June 2014. For a discussion of the performance incentive opportunity available to our named executive officers and other employees, see above under “Fiscal 2014 Executive Compensation – Annual Incentive Compensation”.
(4)	Consist of 22,000 Time-based Awards and 18,000 Performance-based Awards.
(5)	Consist of 6,000 Time-based Awards and 19,000 Performance-based Awards.
(6)	Consist of 5,000 Time-based Awards and 10,000 Performance-based Awards.
(7)	Consist of 5,000 Time-based Awards and 15,000 Performance-based Awards.

(8)	Consist of 8,000 Time-based Awards.

Outstanding Equity Awards at Fiscal Year-End 2014. The following table contains information concerning unexercised options and RSUs held as of March 31, 2014 by our named executive officers. There were no other outstanding equity awards held by our named executive officers as of March 31, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exerciseable		Number of Securities Underlying Unexercised Options (#) Unexerciseable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)

Frank Guidone	48,000	(2)	—	26.91	12/1/2020 (2)	—		—	—		—
	60,000	(3)	—	7.10	7/1/2017 (3)	—		—	—		—
	280,410	(4)	—	25.52	3/31/2016 (4)	—		—	—		—
	13,334	(5)	—	23.90	12/3/2015 (5)	—		—	—		—
	—		—	—	—	16,500	(21)	1,119,525	—		—
	—		—	—	—	22,000	(22)	1,492,700	—		—
	—		—	—	—	—		—	18,000	(23)	1,221,300
Mark Thomson	24,000	(6)	—	26.91	12/1/2020 (6)	—		—	—		—
	30,000	(7)	—	7.10	7/1/2017 (7)	—		—	—		—
	21,124	(8)	—	22.53	4/2/2017 (8)	—		—	—		—
	1,667	(9)	—	23.90	12/3/2015 (9)	—		—	—		—
	—		—	—	—	6,750	(21)	457,988	—		—
	—		—	—	—	6,000	(22)	407,100	—		—
	—		—	—	—	—		—	19,000	(23)	1,289,150
Glen MacGibbon	24,000	(10)	—	26.91	12/1/2020 (10)	—		—	—		—
	30,000	(11)	—	7.10	7/1/2017 (11)	—		—	—		—
	25,000	(12)	—	4.85	12/1/2017 (12)	—		—	—		—
	1,600	(13)	—	24.14	11/9/2015 (13)	—		—	—		—
	6,666	(14)	—	23.90	12/3/2015 (14)	—		—	—		—
	8,000	(15)	—	23.63	7/2/2017 (15)	—		—	—		—
	—		—	—	—	6,000	(21)	407,100	—		—
	—		—	—	—	5,000	(22)	339,250	—		—
	—		—	—	—	—		—	10,000	(23)	678,500
Mitch Thompson	21,000	(16)	—	26.91	12/1/2020 (16)	—		—	—		—
	10,000	(17)	—	7.10	7/1/2017 (17)	—		—	—		—
	6,000	(18)	—	4.85	12/1/2017 (18)	—		—	—		—
	3,334	(19)	—	17.08	5/1/2016 (19)	—		—	—		—
	3,000	(20)	—	23.09	11/22/2016 (20)	—		—	—		—
	—		—	—	—	5,625	(21)	381,656	—		—
	—		—	—	—	5,000	(22)	339,250	—		—
	—		—	—	—	—		—	15,000	(23)	1,017,750
Steve Smith	—		—	—	—	5,625	(21)	381,656	—		—
	—		—	—	—	8,000	(24)	542,800	—		—

(1)	The market value of the restricted stock units was calculated by multiplying the number of restricted stock units by $67.85, the closing price of our common stock on March 31, 2014.
(2)	Represents the grant of 48,000 non-qualified stock options that vested in three equal installments of 16,000 on December 1, 2011, 2012 and 2013 and expire on December 1, 2020.
(3)	Represents the grant of 60,000 non-qualified stock options that vested in three equal installments of 20,000 on July 1, 2010, 2011 and 2012 and expire in three equal installments of 20,000 on July 1, 2015, 2016 and 2017.
(4)	Represents the grant of 280,410 non-qualified stock options that vested in five equal installments of 56,082 on March 31, 2007, 2008, 2009, 2010, and 2011 and expire on March 31, 2016.
(5)	Represents the grant of 20,001 non-qualified stock options that vested in three equal installments of 6,667 on December 3, 2008, 2009 and 2010 and expire in three equal installments of 6,667 on December 3, 2013, 2014 and 2015.
(6)	Represents the grant of 24,000 non-qualified stock options that vested in three equal installments of 8,000 on December 1, 2011, 2012 and 2013 and expire on December 1, 2020.
(7)	Represents the grant of 30,000 non-qualified stock options that vested in three equal installments of 10,000 on July 1, 2010, 2011 and 2012 and expire in three equal installments of 10,000 on July 1, 2015, 2016 and 2017.
(8)	Includes (a) 27,810 non-qualified stock options that vested in five equal installments of 5,562 on April 2, 2008, 2009, 2010, 2011 and 2012 and expire in five equal installments of 5,562 on April 2, 2013, 2014, 2015, 2016 and 2017, and (b) 25,000 non-qualified stock options that vested in five equal installments of 5,000 shares on April 2, 2008, 2009, 2010, 2011 and 2012 and expire in five equal installments on April 2, 2013, 2014, 2015, 2016 and 2017.

(9)	Represents the grant of 5,001 non-qualified stock options that vested in three equal installments of 1,667 on December 3, 2008, 2009, and 2010 and expire in three equal installments of 1,667 on December 3, 2013, 2014, and 2015.
(10)	Represents the grant of 24,000 non-qualified stock options that vested in three equal installments of 8,000 on December 1, 2011, 2012 and 2013 and expire on December 1, 2020.
(11)	Represents the grant of 30,000 non-qualified stock options that vested in three equal installments of 10,000 on July 1, 2010, 2011 and 2012 and expire in three equal installments of 10,000 on July 1, 2015, 2016 and 2017.
(12)	Represents the grant of 25,000 non-qualified stock options that vested in four equal installments of 6,250 on December 1, 2009, 2010, 2011 and 2012 and expire in four equal installments of 6,250 on December 1, 2014, 2015, 2016 and 2017.
(13)	Represents the grant of 4,000 incentive stock options that vested in five equal installments of 800 on November 9, 2006, 2007, 2008, 2009 and 2010 and expire in five equal installments of 800 on November 9, 2011, 2012, 2013, 2014 and 2015.
(14)	Represents the grant of 9,999 non-qualified stock options that vested in three equal installments of 3,333 on December 3, 2008, 2009 and 2010 and expire in three equal installments of 3,333 on December 3, 2013, 2014 and 2015.
(15)	Represents the grant of 10,000 non-qualified stock options that vested in five equal installments of 2,000 on July 2, 2008, 2009, 2010, 2011 and 2012 and expire in five equal installments of 2,000 on July 2, 2013, 2014, 2015, 2016, and 2017.
(16)	Represents the grant of 21,000 non-qualified stock options that vested in three equal installments of 7,000 on December 1, 2011, 2012 and 2013 and expire on December 1, 2020.
(17)	Represents the grant of 15,000 non-qualified stock options that vested in three equal installments of 5,000 on July 1, 2010, 2011 and 2012 and expire in three equal installments of 5,000 on July 1, 2015, 2016 and 2017.
(18)	Represents the grant of 12,000 non-qualified stock options that vested in four equal installments of 3,000 on December 1, 2009, 2010, 2011 and 2012 and expire in four equal installments of 3,000 on December 1, 2014, 2015, 2016 and 2017.
(19)	Represents the grant of 10,000 non-qualified stock options that vested in two installments of 3,333 on each of May 1, 2009 and 2010 and one installment of 3,334 on May 1, 2011 and expire in two installments of 3,333 on each of May 1, 2014 and 2015 and one installment of 3,334 on May 1, 2016, respectively.
(20)	Represents the grant of 5,000 incentive stock options that vested in five equal installments of 1,000 on November 22, 2007, 2008, 2009, 2010 and 2011 and expire in five equal installments of 1,000 on November 22, 2012, 2013, 2014, 2015 and 2016.
(21)	Amounts represent grants of restricted stock units outstanding as of March 31, 2014, which are scheduled to vest solely based on service in equal installments on July 2, 2014, 2015 and 2016 and vest in full upon a change in control of the Company.
(22)	Amounts represent grants of restricted stock units outstanding as of March 31, 2014, which are scheduled to vest solely based on service in four equal installments on July 1, 2014, 2015, 2016 and 2017 and vest in full upon a change in control of the Company.
(23)	Amounts represent grants of Performance-based Awards outstanding as of March 31, 2014. The Performance-based Awards will vest, if at all, on July 1, 2018 if the Company’s Net Cash Provided by Operating Activities Net Cash Provided by Operating Activities for at least one of the fiscal years ending March 31, 2014, 2015, 2016, 2017 or 2018, exceeds the Company’s Net Cash Provided by Operating Activities for the fiscal year ended March 31, 2013, and vest in full upon a change in control of the Company. Following March 31, 2014 the Compensation Committee certified that the performance condition applicable to the Performance-based Awards had been attained.
(24)	Amounts represent grants of restricted stock units outstanding as of March 31, 2014, which are scheduled to vest solely based on service in four equal installments on July 1, 2014 and 2015 and vest in full upon a change in control of the Company.

Option Exercises and Stock Vested in Fiscal Year 2014. The following table sets forth certain information concerning option exercises by our named executive officers and vesting of RSUs held by them during the fiscal year ended March 31, 2014:

Name	Option Awards		Stock Awards
	Number of shares acquired on exercise	Value realized on exercise ($)(1)	Number of shares acquired on vesting	Value realized on vesting ($)(2)
Frank Guidone	76,257	3,418,615	5,500	263,505
Mark Thomson	54,710	1,929,110	2,250	107,798
Glen MacGibbon	6,133	184,758	2,000	95,820
Mitch Thompson	4,667	239,487	1,875	89,831
Steve Smith	26,000	697,311	1,875	89,831

(1)	Based on the market price of our common stock on the date of exercise.
(2)	Based on the market price of our common stock on the vesting date.

Potential Payments on Termination or Change in Control

The Company maintains employment agreements with Messrs. Guidone, Thomson, MacGibbon, Thompson and Smith that generally set forth the terms and conditions of the named executive officer’s employment with us and provide for certain payments and benefits upon the named executive officer’s termination of employment with us under certain circumstances. Pursuant to the terms of these agreements, Messrs. Guidone, Thomson, MacGibbon and Thompson are each entitled to compensation and vesting of equity awards in the case of (i) termination of employment by death or disability, (ii) termination by the Company other than for “cause” or by the executive for “good reason”, and (iii) termination by the Company within two years after a “change in control” other than for “cause” or by the executive for “good reason”. A summary of the terms “cause”, “good reason”, and “change in control” is below.

Potential Payments on Termination by Death or Disability. The employment agreements with Messrs. Guidone, Thomson, MacGibbon and Thompson provide that, in the event of such executive’s death or permanent disability prior to the termination of his employment with the Company, the estate of such executive or the executive, as applicable, will be entitled to:

•	a pro rata portion of his target annual bonus for the fiscal year in which such termination occurs;
•	reimbursement of the employer portion of the applicable premium for 12 months of continued health and dental coverage; and
•	full vesting of all outstanding unvested equity awards.

Potential Payments on Termination Other Than for Cause or for Good Reason. In the event of termination by the Company other than for “cause” or by the executive for “good reason”, each of Messrs. Guidone, Thomson, MacGibbon and Thompson would receive the following payments and benefits (subject to the executive’s execution and non-revocation of a release of claims in favor of the Company):

•	an amount equal to 100% (150% for Mr. Guidone) of his base salary in effect as of the date of such termination, payable in equal installments over 12 months (or for Mr. Guidone, in a lump sum within 20 days) following the effective date of the release;
•	a pro rata portion of his target annual bonus for the fiscal year in which such termination occurs;
•	reimbursement of the employer portion of the applicable premium for 12 months of continued health and dental coverage; and
•	full vesting of all outstanding unvested equity awards.

Potential Payments on Termination Following a Change In Control. In the event of termination by the Company coincidental with or within two years after a “change in control” other than for “cause” or by the executive for “good reason”, each of Messrs. Guidone, Thomson, MacGibbon and Thompson would receive the following payments and benefits (subject to the executive’s execution and non-revocation of a release of claims in favor of the Company):

•	an amount equal to 150% (200% for Mr. Guidone) of the sum of (i) his base salary in effect as of the date of such termination and (ii) his target annual bonus for the fiscal year in which such termination occurs, payable in equal installments over 18 months (or for Mr. Guidone, in a lump sum within 20 days) following the effective date of the release;
•	a pro rata portion of his target annual bonus for the fiscal year in which such termination occurs;
•	reimbursement of the employer portion of the applicable premium for 18 months of continued health and dental coverage; and
•	full vesting of all outstanding unvested equity awards.

If such payments and benefits would result in the executive’s being subject to the 20% excise tax imposed on “excess” transaction-related payments and benefits under Section 4999 of the Code, the total amount of such payments and benefits would be reduced if and to the extent that such reduction would result in a greater after-tax payment to the executive.

“Cause” is defined as follows in each executive’s employment agreement:

•	any act or omission that constitutes a material breach by the executive of any of his obligations under the agreement or any material written policy of the Company or any of its affiliates, assuming such obligations are lawful;
•	the failure by the executive to follow any lawful reasonable direction of the Board (or the Chief Executive Officer, for each executive other than Mr. Guidone) that is material and is consistent with the executive’s obligations under his employment agreement; or
•	the executive’s refusal to discharge his duties pursuant to the agreement, assuming such duties are lawful;
•	the conviction of the executive of a felony or a crime involving fraud, moral turpitude, misappropriation or dishonesty.

In each case (other than in the case of conviction of a felony or a crime described above), the executive has the right to cure the event alleged to constitute cause for 30 days after he receives written notice from the Board (or the Chief Executive Officer, in the case of each executive other than Mr. Guidone).

“Good Reason” is defined as follows in each executive’s employment agreement:

•	the Company is in default of any material obligations under the agreement;
•	any material diminution in title, job responsibilities, power, authority, or duties of the executive (other than a change in the executive’s reporting structure);
•	without the executive’s consent, the executive’s principal place of employment is relocated beyond 40 miles from his current office location; or
•	any reduction of the executive’s target annual bonus percentage.

In each case (i) the executive must provide written notice to the Company of such action, (ii) such action must exist for 30 days after the executive provides notice, (iii) the executive must provide the Company at least ten days to cure such action after the Company’s receipt of notice and (iv) the executive must resign within 30 days following the occurrence of such action.

“Change in Control” is defined as follows in each executive’s employment agreement:

•	any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary;
•	any merger, consolidation, conversion transaction or reorganization of the Company with or into any other entity or entities that results in the conversion or exchange of outstanding common stock (or any securities into which such common stock may be converted or exchanged) of the Company for securities issued or other consideration paid or caused to be issued or paid by any such entity or affiliate thereof (other than a merger of the Company with or into another entity that does not result in the holders of common stock immediately prior to the consummation of such transaction ceasing to own a majority of the voting securities of the entity surviving or resulting from the merger); or

•	any sale, transfer or disposition of all or substantially all of the property or assets of the Company (the sale, transfer or disposition of substantially all of the property or assets of the Company shall mean the sale of property or assets, in a single transaction or a series of related transactions, having a value in excess of 50% of the value of assets reflected on the balance sheet of the Company immediately prior to the first such sale).

The employment agreement that was in place with Mr. Smith provided that if the Company terminated his employment other than in the event of death, unwillingness or inability to perform his duties, a criminal conviction, or acts of dishonesty, fraud or gross negligence in connection with the performance of his duties to the Company (after those acts have been disclosed and Mr. Smith was accorded an opportunity to respond to the Company), Mr. Smith would be entitled to receive, subject to his execution and non-revocation of a release of claims in favor of the Company, (i) 100% of his annual salary in effect at the time of such termination to be paid in equal installments over 12 months following the date of termination, (ii) a pro-rata portion of his accrued annual bonus for the fiscal year of termination, and (iii) an allowance for repatriation and relocation of up to a maximum of $10,000. Mr. Smith announced his retirement as our Chief Operating Officer, effective as of April 1, 2014 and his employment agreement with the Company terminated as of that date.

The following table quantifies the payments and benefits that each of our named executive officers would have received had his employment terminated or had a change in control of the Company occurred, in each case on March 31, 2014, under the Company’s compensation and benefit plans and arrangements, and under each such executive’s respective employment agreement, as applicable. For summaries of the treatment of our named executive officers’ equity awards under the terms of the Merger Agreement, see “Subsequent Events—Treatment of Our Equity Awards in the Merger” above and “Summary—Interests of Company Directors and Executive Officers in the Merger” in the Definitive Proxy Statement filed by the Company on July 24, 2014.

Name	Cash Severance Payment ($)		Acceleration of Equity Awards ($)(1)	Benefits ($)(2)	Total Termination Benefits ($)

Frank Guidone
• Death or Permanent Disability	550,000	(3)	3,833,525	19,388	4,402,913
Termination Without Change in Control
• Cause, Voluntary Resignation, or Retirement	—		—	—	—
• Without Cause or for Good Reason	1,375,000	(3)(4)	3,833,525	19,388	5,227,913
Termination Following Change in Control
• Cause, Voluntary Resignation, or Retirement	—		3,833,525	—	3,833,525
• Without Cause or for Good Reason	2,750,000	(3)(5)	3,833,525	29,082	6,612,607
Mark Thomson
• Death or Permanent Disability	176,000	(3)	2,154,238	19,418	2,349,655
Termination Without Change in Control
• Cause, Voluntary Resignation, or Retirement	—		—	—	—
• Without Cause or for Good Reason	496,000	(3)(4)	2,154,238	19,418	2,669,655
Termination Following Change in Control
• Cause, Voluntary Resignation, or Retirement	—		2,154,238	—	2,154,238
• Without Cause or for Good Reason	920,000	(3)(5)	2,154,238	29,127	3,103,365
Glen MacGibbon
• Death or Permanent Disability	143,000	(3)	1,424,850	19,608	1,587,458
Termination Without Change in Control
• Cause, Voluntary Resignation, or Retirement	—		—	—	—
• Without Cause or for Good Reason	403,000	(3)(4)	1,424,850	19,608	1,847,458
Termination Following Change in Control
• Cause, Voluntary Resignation, or Retirement	—		1,424,850	—	1,424,850
• Without Cause or for Good Reason	747,500	(3)(5)	1,424,850	29,411	2,201,761
Mitch Thompson
• Death or Permanent Disability	110,000	(3)	1,738,656	19,543	1,868,199
Termination Without Change in Control
• Cause, Voluntary Resignation, or Retirement	—		1,738,656	—	1,738,656
• Without Cause or for Good Reason	330,000	(3)(4)	1,738,656	19,543	2,088,199
Termination Following Change in Control
• Cause, Voluntary Resignation, or Retirement	—		1,738,656	—	1,738,656
• Without Cause or for Good Reason	605,000	(3)(5)	1,738,656	29,314	2,372,970
Steve Smith (6)
• Death or Permanent Disability	—		—	—	—
Termination Without Change in Control
• Cause, Voluntary Resignation, or Retirement	—		—	—	—
• Without Cause or for Good Reason	375,000		—	10,000	385,000
Termination Following Change in Control
• Cause, Voluntary Resignation, or Retirement	—		924,456	—	924,456
• Without Cause or for Good Reason	375,000		924,456	10,000	1,309,456

(1)	The terms of stock options and restricted stock units awarded to the named executive officers provide that the vesting of such awards is accelerated upon a change in control of the Company. This acceleration occurs whether or not there is a termination of employment. The acceleration of any unvested restricted stock units at March 31, 2014 is based on the closing price of our common stock on March 31, 2014.
(2)	Benefits are for health and dental coverage premium reimbursement except for Mr. Smith which is an allowance for repatriation and relocation (in each case as described above).
(3)	The employment agreements for Messrs. Guidone, Thomson, MacGibbon and Thompson provide for the payment of a pro rata portion of such executive’s target annual bonus for the fiscal year of termination on a termination of employment due to death, disability, by the Company other than for “cause” or by the executive for “good reason” (whether or not coincidental with or within two years following a “change in control”). Because the amounts in this column assume termination on the last day of fiscal 2014, the amounts for the executives' bonuses reflect the full amounts of their target bonuses. Pursuant to their employment agreements, our named executive officers (other than Mr. Smith) would have also been eligible for the following target annual bonuses, expressed as a percentage of their annual base salary in effect as of March 31, 2014: for Mr. Guidone, 100%, for Mr. Thomson, 55%, for Mr. MacGibbon, 55% and for Mr. Thompson, 50%. For each executive’s annual base salary in effect as of March 31, 2014, see “—Fiscal 2014 Executive Compensation—Base Salaries” above.
(4)	This amount includes the payment of an amount equal to 100% (150% for Mr. Guidone) of the executive’s base salary in effect as of March 31, 2014, assuming his employment was terminated by the Company other than for “cause” or by the executive for “good reason” (in each case as defined above) as of such date.
(5)	This amount includes the payment of an amount equal to 150% (200% for Mr. Guidone) of the sum of (i) the executive’s base salary in effect as of March 31, 2014 and (ii) the executive’s target annual bonus for the fiscal year 2014, assuming his employment was terminated by the Company on March 31, 2014 other than for “cause” or by the executive for “good reason”, and such termination was within two years following a “change in control” (as defined above).
(6)	Mr. Smith’s employment agreement provides for the payment of (i) an amount equal to 100% of Mr. Smith’s annual base salary in effect as of March 31, 2014 and (ii) a pro-rata portion of his accrued annual bonus for fiscal 2014 if the Company terminated his employment other than in the event of death, unwillingness or inability to perform his duties, a criminal conviction, or acts of dishonesty, fraud or gross negligence in connection with the performance of his duties to the Company (after those acts have been disclosed and Mr. Smith was accorded an opportunity to respond to the Company). Because the amounts in this column assume termination on the last day of fiscal 2014, the amount for Mr. Smith’s bonus reflects the full amount of the bonus payment. Mr. Smith retired as the Company’s Chief Operating Officer effective April 1, 2014 and his employment agreement with the Company terminated as of such date.

Director Compensation

For fiscal 2014, each of our non-employee directors received an annual cash retainer of $40,000 payable in equal quarterly installments. In addition, for fiscal 2014 service, each of our non-employee directors received an annual grant on May 1, 2013 of options to purchase 6,500 shares of our common stock at an exercise price of $41.09 per share. The options were granted under the 2010 Equity Incentive Plan and vested on May 1, 2014. Directors who are our employees do not receive additional compensation for serving on our Board of Directors or on committees of the Board of Directors. Mr. Guidone, as President and Chief Executive Officer, is the only member of the Board of Directors who is also an employee. For fiscal 2014, directors who are not employees or full-time consultants of the Company each received compensation as follows:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		Total ($)
Satish Rishi	40,000	267,085	(2)	307,085
Kenneth E. Thompson	40,000	267,085	(3)	307,085
Morton L. Topfer	40,000	267,085	(4)	307,085
R. Barry Uber	40,000	267,085	(5)	307,085
John D. Arnold	40,000	267,085	(6)	307,085

(1)	Reflects the aggregate grant date fair value of the 6,500 stock options granted to each non-employee director on May 1, 2013 with one-year vesting for fiscal 2014 calculated in accordance with FASB ASC Topic 718. For a more detailed discussion on the assumptions used to calculate the fair value of our options, refer to Notes 2 and 12 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.
(2)	At March 31, 2014, Mr. Rishi held vested options to purchase 21,500 shares, and unvested options to purchase 6,500 shares, of our common stock.
(3)	At March 31, 2014, Mr. Thompson held vested options to purchase 21,500 shares, and unvested options to purchase 6,500 shares, of our common stock.
(4)	At March 31, 2014, Mr. Topfer did not hold vested options to purchase shares, and held unvested options to purchase 6,500 shares, of our common stock.
(5)	At March 31, 2014, Mr. Uber held vested options to purchase 11,500 shares, and unvested options to purchase 6,500 shares, of our common stock.
(6)	At March 31, 2014, Mr. Arnold did not hold vested options to purchase shares, and held unvested options to purchase 6,500 shares, of our common stock. Mr. Arnold resigned from the Company’s Board of Directors effective May 2, 2014.

For details regarding the treatment of equity awards held by our directors in connection with the Merger, see “Subsequent Events—Treatment of Our Equity Awards in the Merger” above and “Summary— Interests of Company Directors and Executive Officers in the Merger” in the Definitive Proxy Statement filed by the Company on July 24, 2014.

It is the responsibility of the Compensation Committee to review and recommend to the Board of Directors the appropriate structure and amount of Board of Directors compensation. The Board of Directors makes the final determination with respect to Board of Directors compensation. The Compensation Committee will consider whether directors’ independence may be jeopardized if director compensation exceeds customary levels, if the Company makes substantial charitable contributions to organizations with which a director is affiliated, or if the Company enters into consulting contracts with (or provides other indirect forms of compensation to) a director or an organization with which the director is affiliated. Under its charter, the Compensation Committee has the authority to retain third-party consultants, including compensation consultants. For fiscal 2014, the Compensation Committee did not engage a compensation consultant in connection with its recommendation of director compensation. For fiscal year 2015, each of our non-employee directors will receive an annual cash retainer of $40,000 payable in equal quarterly installments in arrears and a grant of 1,500 RSUs.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2014, the Compensation Committee consisted of R. Barry Uber (Chairman), Morton L. Topfer and Kenneth E. Thompson. None of the members has ever been an officer or employee of the Company or any of its subsidiaries, and none of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table presents information as of March 31, 2014 with respect to compensation plans under which shares of our common stock are authorized for issuance:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (2)
Equity Compensation Plans Approved by Shareholders	2,088,098	$26.22	730,155
Employee Stock Purchase Plan	3,056	$52.25	183,239
Equity Compensation Plans Not Approved by Shareholders (3)	—	—	—
Total	2,091,154	$26.26	913,394

(1)	There are no outstanding warrants or rights.
(2)	Amounts exclude any securities to be issued upon exercise of outstanding options.
(3)	We do not have any equity compensation plans that have not been approved by our shareholders.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Management and Directors

The following table sets forth information as of July 21, 2014, regarding the beneficial ownership of shares of the Company’s common stock by each director, by the Company’s named executive officers, and by all current directors and executive officers of the Company as a group. Except as otherwise noted in the footnotes below, each person below has sole voting and investment power with respect to such securities.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent (2)
Frank Guidone (3)	491,807	3.0%
Mark Thomson (4)	129,618	*
Glen MacGibbon (5)	113,726	*
Mitch Thompson (6)	52,787	*
Steven Smith (7)	7,356	*
Satish Rishi (8)	30,000	*
Kenneth E. Thompson (9)	46,500	*
Morton L. Topfer (10)	436,501	2.7%
R. Barry Uber (11)	32,200	*
All directors and executive officers as a group (10 persons) (12)	1,343,217	8.0%

___________________

* less than 1%

(1)	The address of each person is c/o Measurement Specialties, Inc., 1000 Lucas Way, Hampton, VA 23666.
(2)	Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and all of our directors and executive officers as a group and the percentage ownership of that person and all of our directors and executive officers as a group, shares of common stock subject to options held by that person and all of our directors and executive officers as a group that are currently exercisable or exercisable within 60 days of July 21, 2014 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. No RSUs are included in the table above as none of the RSUs will be vested and settled for shares of Company common stock within 60 days of July 21, 2014. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder’s name. The percentage of beneficial ownership is based on 16,147,277 shares of common stock outstanding as of July 21, 2014.
(3)	Includes options to purchase 401,744 shares.
(4)	Includes options to purchase 76,791 shares.
(5)	Includes options to purchase 93,266 shares.
(6)	Includes options to purchase 43,334 shares.
(7)	Mr. Smith retired as the Company’s Chief Operating Officer effective April 1, 2014.
(8)	Includes options to purchase 28,000 shares and 2,000 shares held in an irrevocable living trust for the benefit of the shareholder’s spouse.
(9)	Includes options to purchase 28,000 shares.
(10)	Includes 5,000 shares owned by the shareholder’s spouse as to which the shareholder disclaims beneficial ownership.
(11)	Includes options to purchase 18,000 shares and 1,000 shares owned by the shareholder’s spouse as to which the shareholder disclaims beneficial ownership.
(12)	Includes options to purchase 696,135 shares.

No directors or current executive officers have pledged shares of the Company’s common stock pursuant to any loan or arrangement where there is an expectation that the loan or arrangement may be repaid by foreclosure or other recourse to the shares of the Company’s common stock.

Security Ownership of Principal Shareholders

The following table sets forth information as of July 21, 2014 with respect to any person who is known to be the beneficial owner of more than 5% of the common stock of the Company:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent
Brown Capital Management, LLC (1) 1201 N Calvert Street Baltimore, Maryland 21202	2,720,527	17.15%
Janus Capital Management LLC (2) 151 Detroit Street Denver, Colorado 80206	1,729,028	10.90%
BlackRock, Inc. (3) 40 E. 52nd Street New York, New York 10022	1,364,430	8.60%
The Vanguard Group (4) 100 Vanguard Blvd. Malvern, PA 19355	973,878	6.13%
Champlain Investment Partners, LLC (5) 180 Battery Street, 4th Floor Burlington, VT 05401	808,405	5.10%

(1)	Share ownership information is based solely on the disclosures made in a report on Schedule 13G/A filed with the SEC by Brown Capital Management, LLC on February 13, 2014, which includes 1,110,180 shares beneficially owned by The Brown Capital Management Small Company Fund, a registered investment company, which is managed by Brown Capital Management, LLC. The Schedule 13G/A for Brown Capital Management, LLC indicates sole voting power for 1,410,002 shares, shared voting power for none of the shares, sole dispositive power for 2,720,527 shares and shared dispositive power for none of the shares.
(2)	Share ownership information is based solely on the disclosures made in a report on Schedule 13G/A filed with SEC by Janus Capital Management on February 14, 2014. In certain cases, Janus Capital Management may act as an adviser or sub-adviser to certain other commingled group trusts and separate accounts (“Janus Funds”). In this role, Janus Capital Management does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held in the Janus Funds and disclaims any ownership associated with such rights. The Schedule 13G/A for Janus Capital Management indicates sole voting power for 1,729,028 shares, shared voting power for none of the shares, sole dispositive power for 1,729,028 shares and shared dispositive power for none of the shares.
(3)	Share ownership information is based solely on the disclosures made in a report on Schedule 13G/A filed with SEC by BlackRock, Inc. on January 30, 2014. The Schedule 13G/A for BlackRock, Inc. indicates sole voting power for 1,320,871 shares, shared voting power for none of the shares, sole dispositive power for 1,364,430 shares and shared dispositive power for none of the shares.
(4)	Share ownership information is based solely on the disclosures made in a report on Schedule 13G/A filed with SEC by The Vanguard Group on February 11, 2014, which includes 22,404 shares beneficially owned by Vanguard Fiduciary Trust Company and 1,600 shares beneficially owned by Vanguard Investments Australia, Ltd., each a wholly-owned subsidiary of The Vanguard Group, Inc. The Schedule 13G/A for The Vanguard Group indicates sole voting power for 24,004 shares, shared voting power for none of the shares, sole dispositive power for 951,474 shares and shared dispositive power for 22,404 shares.
(5)	Share ownership information is based solely on the disclosures made in a report on Schedule 13F filed with the SEC by Champlain Investment Partners, LLC on May 13, 2014. The Schedule 13F for Champlain Investment Partners, LLC indicates sole voting power for 574,780 shares, shared voting power for none of the shares, sole dispositive power for 808,405 shares and shared dispositive power for none shares.

Changes in Control

On June 18, 2014, we entered into an Agreement and Plan of Merger with TE Connectivity Ltd., a Swiss company, and Wolverine-Mars Acquisition, Inc., a Delaware corporation and an indirect wholly owned subsidiary of TE Connectivity, pursuant to which TE Connectivity has agreed, subject to the terms and conditions thereof, to acquire the Company (the “Merger”). The closing of the Merger is subject to certain closing conditions, including (i) obtaining the required approval of the Company’s shareholders at a special meeting called for that purpose, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) the clearance of the transaction by antitrust authorities in Germany and Austria, the Committee on Foreign Investment in the United States and the French Ministry for Economy and Finance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions

The Company has adopted a policy regarding the review and approval of related person transactions. In the event the Company proposes to enter into a related person transaction, the transaction must be reported to the Audit Committee. As provided in its charter, the Audit Committee is required to review and approve each related person transaction and any disclosures that are required by Item 404 of Regulation S-K. The Audit Committee reviews each related person transaction on a case by case basis.

For purposes of this policy, a “related person transaction” has the same meaning as in Item 404 of Regulation S-K: a transaction, arrangement or relationship (or any series of related transactions, arrangements or relationships) in which the Company is, was or will be a participant and the amount involved exceeds $120,000 and in which any “related person” has, had or will have a direct or indirect material interest.

For purposes of this policy, a “related person” has the same meaning as in Item 404 of Regulation S-K: any person who was a director, a nominee for director or an executive officer of the Company during the Company’s preceding fiscal year (or an immediate family member of such a director, nominee for director or executive officer of the Company) or a beneficial owner of more than five percent of our outstanding common stock (or an immediate family member of such owner).

Director Independence

Our Board of Directors has determined that four out of our five directors are independent directors, as defined under the applicable rules of the NASDAQ listing standards. The independent directors are Messrs. Thompson, Topher, Uber and Rishi.

Item 14. Principal Accountant Fees and Services

Appointment of Independent Registered Public Accounting Firm for Fiscal 2014

Ernst & Young LLP served as our independent registered public accounting firm for the fiscal year ended March 31, 2014. The Audit Committee, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if the Audit Committee believes that a change would be in the best interests of the Company.

Fees Paid to Our Independent Registered Public Accounting Firm During Fiscal 2014 and Fiscal 2013

Audit Fees. The Company was billed the aggregate amount of $1,212,193 for fiscal year 2014 and $972,069 for fiscal year 2013 for professional services rendered by Ernst & Young LLP for its (i) audit of our financial statements included in our Annual Report on Form 10-K for each such fiscal year, (ii) review of our unaudited financial statements included in our Quarterly Reports on Form 10-Q during each such fiscal year, and (iii) Sarbanes-Oxley related audits of internal control over financial reporting.

Audit-Related Fees. The Company was billed the aggregate amount of $57,751 for fiscal 2014 and $0 for fiscal year 2013 for audit-related services rendered by Ernst & Young LLP.

Tax Fees. The Company was billed the aggregate amount of $243,126 for fiscal 2014 and $196,137 for fiscal 2013 for tax consulting services rendered by Ernst & Young LLP.

All Other Fees. In fiscal 2014 and fiscal 2013, the Company did not pay Ernst & Young LLP any other fees.

Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by our independent registered public accounting firm. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may pre-approve particular services on a case-by-case basis. For each proposed service, the independent registered public accounting firm is required to provide detailed back-up documentation at the time of approval. The Audit Committee may, when applicable, form and delegate authority to subcommittees consisting of one or more members who are independent directors of the Board of Directors, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals are required to be presented to the full Audit Committee at its next scheduled meeting. All audit and permissible non-audit services provided to the Company by our independent registered public accounting firm for fiscal 2014 and fiscal 2013, respectively, were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Consolidated Financial Statements

No consolidated financial statements are filed with this Amendment. The consolidated financial statements and notes thereto were included as part of the 10-K filed with the SEC on June 3, 2014.

(2) Financial Statement Schedules

No financial statement schedules are filed with this Amendment. All schedules were included in the consolidated financial statements or notes thereto of the 10-K filed with the SEC on June 3, 2014.

(3) Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page, is incorporated herein by reference. Each management contract or compensatory plan or arrangement listed on the Exhibit Index is identified by an asterisk.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Measurement Specialties, Inc.

By:	/s/ Frank Guidone
Frank Guidone
Chief Executive Officer
Date: July 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Guidone	President, Chief Executive Officer and	July 29, 2014
Frank Guidone	Director (Principal Executive Officer)

/s/ Mark Thomson	Chief Financial Officer (Principal Financial	July 29, 2014
Mark Thomson	Officer and Principal Accounting Officer)

/s/ Morton L. Topfer	Chairman of the Board	July 29, 2014
Morton L. Topfer

/s/ Satish Rishi	Director	July 29, 2014
Satish Rishi

/s/ R. Barry Uber	Director	July 29, 2014
R. Barry Uber

/s/ Kenneth E. Thompson	Director	July 29, 2014
Kenneth E. Thompson

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Second Restated Certificate of Incorporation of Measurement Specialties, Inc. (1)
3.2	Bylaws of Measurement Specialties, Inc. (2)
4.1	Specimen Certificate for shares of common stock of Measurement Specialties, Inc. (3)
10.1*	Measurement Specialties, Inc. 2006 Stock Option Plan. (4)
10.2*	Measurement Specialties, Inc. 2006 Employee Stock Purchase Plan. (4)
10.3*	Measurement Specialties, Inc. 2008 Equity Incentive Plan. (5)
10.4*	Measurement Specialties, Inc. 1998 Stock Option Plan. (6)
10.5*	Measurement Specialties, Inc. 2003 Stock Option Plan. (7)
10.6*	Measurement Specialties, Inc. 2010 Equity Incentive Plan. (8)
10.7*	Measurement Specialties, Inc. 2013 Equity Incentive Plan. (16)
10.8*	Measurement Specialties, Inc. Executive Deferred Compensation Plan. (17)
10.9	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Measurement Ltd. by and between Fervent Group Limited and Kenabell Holding Limited. (9)
10.10*	Amended and Restated Employment Agreement dated December 17, 2013 by and between Measurement Specialties, Inc. and Frank Guidone. (10)
10.11*	Amended and Restated Employment Agreement dated December 17, 2013 by and between Measurement Specialties, Inc. and Mark Thomson. (10)
10.12*	Amended and Restated Employment Agreement dated December 17, 2013 by and between Measurement Specialties, Inc. and. Glen MacGibbon. (10)
10.13*	Executive Employment Agreement dated December 17, 2013 by and between Measurement Specialties, Inc. and Mitch Thompson. (10)
10.14*	Employment Agreement dated December 7, 2005 by and between Measurement Specialties, Inc. and Steve Smith. (11)
10.15*	Amendment to Employment Agreement dated June 6, 2011 by and between Measurement Specialties, Inc. and Steve Smith. (12)
10.16	Agreement for the purchase of entire share capital of Intersema Microsystems SA dated December 28, 2007 by and among Measurement Specialties, Inc., MEAS Europe, Mr. Manfred Knutel and Mr. Hans Peter Salvisberg. (13)
10.17	Credit Facility Agreement by and among Measurement Specialties (China) Ltd. and China Merchants Bank Co. Ltd. dated December 23, 2011. (14)
10.18	Credit Agreement dated June 1, 2010 and Amendments by and among, Measurement Specialties, Inc., the U.S. Credit Parties signatory thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Bank America, N.A., as syndication agent, and certain other parties thereto. (15)
10.19	Note Purchase and Private Shelf Agreement dated June, 2010 and Amendments by and among, Measurement Specialties, Inc., the U.S. Credit Parties signatory thereto, Prudential Investment Management, Inc. (15)
21.1	Subsidiaries.
23.1	Consent of Ernst & Young LLP.
31.1	Section 302 Certification of Chief Executive Officer with respect to the 10-K (incorporated by reference to Exhibit 31.1 to the Annual Report on Form 10-K of Measurement Specialties, Inc. for the fiscal year ended March 31, 2014, Commission File No. 1-11906).
31.2	Section 302 Certification of Chief Financial Officer with respect to the 10-K (incorporated by reference to Exhibit 31.2 to the Annual Report on Form 10-K of Measurement Specialties, Inc. for the fiscal year ended March 31, 2014, Commission File No. 1-11906).
31.3**	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to this Amendment.
31.4**	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to this Amendment.
32.1	Section 906 Certification of Chief Executive Officer with respect to the 10-K (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K of Measurement Specialties, Inc. for the fiscal year ended March 31, 2014, Commission File No. 1-11906).

32.2	Section 906 Certification of Chief Financial Officer with respect to the 10-K (incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-K of Measurement Specialties, Inc. for the fiscal year ended March 31, 2014, Commission File No. 1-11906).
101	The following materials from the Annual Report on Form 10-K of Measurement Specialties, Inc. for the fiscal year ended March 31, 2014, filed on June 3, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of March 31, 2014 and 2013, (ii) Consolidated Statements of Earnings for the twelve months ended March 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the twelve months ended March 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Stockholders’ Equity for the twelve months ended March 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the twelve months ended March 31, 2014, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements (incorporated by reference to Exhibit 101 to the Annual Report on Form 10-K of Measurement Specialties, Inc. for the fiscal year ended March 31, 2014, Commission File No. 1-11906).

* Management contract, compensatory plan or arrangement.

** Filed herewith.

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on November 7, 2007 and incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on July 5, 2001 and incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 (File No. 333-57928) and incorporated herein by reference.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on July 28, 2006 and incorporated herein by reference.
(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on July 29, 2008 and incorporated herein by reference.
(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on August 18, 1998 and incorporated herein by reference.
(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on July 29, 2003 and incorporated herein by reference.
(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement and Additional Proxy Materials on Schedule 14A for the Annual Meeting of Shareholders filed on July 29, 2010 and September 7, 2010, respectively, and incorporated herein by reference.
(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on February 9, 2006 and incorporated herein by reference.
(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on December 18, 2013 and incorporated herein by reference.
(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on August 6, 2008 and incorporated herein by reference.
(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Reports on Form 8-K filed on June 9, 2011 and incorporated herein by reference.
(13)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Quarterly Report on Form 10-Q filed on February 6, 2008 and incorporated herein by reference.
(14)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on December 23, 2011 and incorporated herein by reference.
(15)	Previously filed with the Securities and Exchange Commission as Exhibits to the Current Report on Form 8-K filed on June 2, 2010, November 8, 2011, October 16, 2012 and February 1, 2013, and the Quarterly Report on Form 10-Q filed on August 3, 2011 and incorporated herein by reference.
(16)	Previously filed with the Securities and Exchange Commission as an Exhibits to the Proxy Statement for the Annual Meeting of Shareholders filed on July 29, 2013 and incorporated herein by reference.
(17)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on February 19, 2014 and incorporated herein by reference.

